Form 10-K
period 1994-01-02
EG&G INC
filed 1994-04-01
CIK 31791

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

   (Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended January  2, 1994    Commission file number 1-5075

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from _________ to _________

                                    EG&G, Inc.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Massachusetts                                04-2052042
     ------------------------------                    ---------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

    45 William Street, Wellesley, Massachusetts              02181
    -------------------------------------------             --------
    (Address of Principal Executive Offices)              (Zip Code)

    Registrant's telephone number, including area code (617) 237-5100


















    Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class              Name of Each Exchange on Which Registered
    -------------------              -----------------------------------------

    Common Stock, $1 Par Value               New York Stock Exchange, Inc.
    --------------------------               -----------------------------
    Preferred Share Purchase Rights          New York Stock Exchange, Inc.
    -------------------------------          -----------------------------

    Securities registered pursuant to Section 12(g) of the Act:  NONE

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate  by check mark if  disclosure of delinquent  filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate  market value of the  common stock, $1 par  value, held by
    non-affiliates   of   the   registrant   on  February   25,   1994,  was
    $1,004,884,329.

    As of February 25, 1994, there were outstanding, exclusive of treasury shares, 55,823,147 shares of common stock, $1 par value.


                       DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF EG&G, INC.'S
  1994 PROXY STATEMENT .  . . . . . .  . . . PART III (Items 10, 11 and 12)

                                     PART I


   ITEM 1. BUSINESS
   ----------------

   General Business Description
   ----------------------------

         EG&G, Inc. was incorporated under the laws of the Commonwealth of Massachusetts in 1947. EG&G, Inc. and its subsidiaries (hereafter referred to as "EG&G", the "Company", or the "Registrant") is a diversified company with annual sales of $2.7 billion.

         The Company provides systems engineering and test site operating and management services to government agencies and laboratories. It also designs and manufactures a variety of analytical and clinical instruments and mechanical and optoelectronic components for governmental and commercial customers.

         The Company's operations are classified into five industry segments: Technical Services, Department of Energy ("DOE") Support, Instruments, Mechanical Components and Optoelectronics.


   Recent Developments
   -------------------

         In June 1993, the Company acquired the Wallac Group, a unit of Procordia AB, for approximately U.S. $46 million. Wallac, headquartered in Finland, has 500 employees located in Scandinavia, Russia, the United Kingdom and North America. It develops, manufactures and markets analytical and immunodiagnostic systems, instruments and reagents for clinical diagnostics, life-science research and environmental monitoring.

         Also in June 1993, the Company signed a 27 month joint research and development agreement with the Institute of Microelectronics National University of Singapore to develop a commercially viable micromachined accelerometer, an electronic sensor that triggers the deployment of vehicle airbags, for automotive and industrial use.

         In October 1993, the Company was notified that it had been selected to continue as Base Operations Contractor at the Kennedy Space Center. The cost-plus-award/incentive fee contract is for four years with two renewal option periods of three years each at the election of the government. The proposed contract cost is approximately $1.7 billion over the life of the contract including renewals.

         In October 1993, the Board of Directors authorized the purchase of up to a total of 5.5 million shares of the Company's common stock by the Company which will be accomplished through periodic purchases on the open market.

         In February 1994, the Company formed EG&G Environmental, Inc. to provide environmental services and systems management.


   Industry Segments
   -----------------

         In January 1994, the Company reorganized its operating organization and redefined its reporting segments.

         A Mechanical Components segment was formed that includes all operations previously a part of the former Aerospace segment and all mechanical seal and blower operations previously a part of the former Components segment. An Optoelectronics segment was also formed comprising all Optoelectronics divisions from the former Components segment, the Electronic Components Division and Power Systems both from the former Defense segment. The composition of the Instruments and DOE Support segments remains essentially unchanged. The Technical Services segment has been enlarged to include the service organizations of the former Defense segment.

         As a result of these changes, the Company's external reporting segments now correspond to its internal operating organization.


   Technical Services

         The Company provides a wide range of technical services including engineering, scientific, and technical support to a number of governmental organizations. It also provides analysis and testing services to the automotive industry.

         The Company has been the Base Operations Contractor for NASA's Kennedy Space Center in Florida since 1983. The Company manages the Center's facilities, tests astronaut rescue procedures and escape systems, provides security, fire protection and medical services, handles propellant commodities and manages the shuttle landing facility. The current contract was awarded in October 1993 for a term of four years with two renewal options of three years each at the election of the government.

         The Company also supplies maintenance and support services to NASA's Langley Research Center in Virginia for the development of aircraft and spacecraft systems.

         The Company runs the U.S. Customs Service Support Seized Property Program, involving the management and disposal of all types of personal and real property. It also provides perimeter and transit-system safety and security systems for U.S. government agencies.

         The Company provides technical support services to the Army's Yuma Proving Grounds including testing of vehicles, artillery, aircraft armaments and airborne missile systems as well as providing optical and radar systems support. The Company operates and maintains the U.S. Air Force Radar Target Scatter facility, an electromagnetic laboratory for static radar cross-section measurements. The Company also furnishes technical services for the operation and calibration of high-power lasers and operational field-testing and evaluation of weapons systems.

        Work for the U.S. Department of Defense ("DoD") includes planning and analysis, training, engineering and other support services to the Navy in connection with next-generation combat systems for surface vessels and submarines; supporting major Navy submarine and surface ship programs with emphasis on improving the operational performance of electronic systems, developing new surveillance radars and sonar-based anti-submarine warfare systems; and developing systems used to evaluate the electronic warfare effectiveness of command, control, and communication systems in an electromagnetic environment.

         The Company is the management and operations contractor for the chemical weapons demilitarization program at the Army's Tooele Depot in Utah. The Company's responsibilities include the construction and operation of a facility for the disposal of lethal chemical agents and munitions.

         Under a contract with the Army, the Company furnishes specialized operational and maintenance services for the Chemical Decontamination Training Facility at Fort McClellan, Alabama.

         The Company conducts research on benign technologies for the extraction, conversion, and utilization of coal, oil, and gas for the DOE's Morgantown Energy Technology Center in West Virginia. The current contract covers work to be performed through September 1994.

         The Company is managing the closedown of operations at the DOE's Superconducting Super Collider Laboratory project near Dallas, Texas.

         The Company develops and conducts mobile and stationary vehicle durability testing and comprehensive vehicle component testing for the automotive industry. It also tests fuels and lubricants for petroleum and chemical-additive industries to determine how these materials perform against industry and government standards.


   Department of Energy Support

         The Company provides site and environmental management, design, engineering and fabrication of equipment and other engineering and research services for the DOE.

         The work, which is performed under five prime contracts with the DOE, includes engineering services in support of nuclear weapons testing, radiation sensing, the operation of precision switching devices and precision machining, research on reactor safety and nuclear waste management.

         Uncertainty continues to exist in the DOE Support segment due to changes in government budget and national priorities. The Department of Energy's rules concerning contractor liability and performance evaluation currently apply to all five contracts. These new performance evaluation criteria create greater variability in the incentive awards earned. The contractor liability rules provide for increased contractor accountability for costs associated with events determined to have been avoidable. This liability is generally limited to the fee earned in the grading period in which the avoidable event occurs. In addition, the Department of Energy has announced its intention to proceed with a contract reform initiative.

         Under the Rocky Flats contract, the Company is the management and operations contractor for the Rocky Flats facility near Golden, Colorado. The Company provides the management, operation, and maintenance of government facilities capable of producing nuclear weapons components. The Company also provides all support services at the site. In addition, the Company manages DOE programs related to environmental restoration, waste management, and technology development. The current contract expires at the end of December 1995.

         Under the Idaho National Engineering Laboratory ("INEL") contract, the Company is the management and operations contractor for certain government-owned facilities at INEL. The Company is responsible for equipment and systems development in the fields of reactor physics, reactor safety technology, heat transfer, materials and nuclear waste management; and safety research on magnetic fusion, energy conservation, and geothermal and other non-nuclear energy sources. It conducts research, development, and testing for reactor safety programs and provides support for the entire site. The current contract expires in October 1994. The Company has submitted a proposal in partnership with BNFL, Inc., a subsidiary of British Nuclear Fuels, plc, and Fluor Daniels Environmental Services, Inc., a subsidiary of Fluor Daniel, Inc., for increased work scope at the facility. A decision on the awarding of the contract is expected in mid-1994.

         Under the Energy Measurements contract, the Company provides scientific and engineering services for the DOE's underground nuclear weapons test program at the Nevada Test Site. Much of this work is done in cooperation with the Sandia, Los Alamos, and Lawrence Livermore national research laboratories. The primary work requires the measurement of energy from underground nuclear detonations. Besides this mission, the Company works on many of DOE's non-weapons programs. It conducts aerial radiation and environmental surveys nationwide and maintains a staff of experts to provide assistance in the event of a nuclear emergency anywhere in the world. The current contract expires at the end of December 1995.

         Under the Reynolds Electrical and Engineering Co. contract, the Company provides specialized support and maintenance services also relating to the DOE's underground nuclear weapons test program at the Nevada Test Site. This work includes construction services at the Tonopah Test Range and surface testing and drilling at the Yucca Mountain Project. The current contract expires at the end of December, 1995.

         The United States has implemented a moratorium on nuclear weapons testing scheduled to last through September 1995 and the Administration has proposed a permanent ban on nuclear weapons testing. The DOE is maintaining a capability to resume weapons testing if a decision to do so should be made. However, during the moratorium, all test-related activities have been stopped or reduced significantly. Other activities at the Nevada Test Site, such as environmental monitoring and remediation, have increased, but have not offset the reduction in the testing programs.

         Under the Mound Applied Technologies contract, the Company is the management and operations contractor for the Mound facility in Miamisburg, Ohio. The Mound facility is in the midst of a transition from defense programs to environmental restoration and economic development activities. The Company's responsibilities include research, development, and production of high-technology mechanical explosives and electrical components for nuclear weapons. The current contract expires at the end of September 1996.


   Instruments

         The Company offers instruments and systems for applications in medical and clinical diagnostics; biochemical, medical and life science research; environmental monitoring; industrial and pharmaceutical process measurement; gas and oil field applications; airport and industrial security; and marine and oceanographic studies.

         Many of the Company's instruments are based on the Company's expertise in nuclear measurements, including detection, characterization and measurement of radiation. For example, the Company offers alpha, beta and gamma counting systems that are used in clinical laboratories, research laboratories, and for environmental analysis. A complete line of radiation protection measuring systems equipped with built-in large-area proportional detectors are sold to laboratories, nuclear and environmental monitoring facilities.

         For research and environmental applications, the Company offers radiation detectors and associated electronic processing equipment ranging from discrete modular instruments to complete systems. Many of these instruments are based on the Company's hyperpure germanium crystal and silicon-based detector technologies. Examples of such products are germanium detectors, charged particle detectors, multichannel analyzers, and electronic instrumentation modules. These products are used by university, industrial, and government laboratories to study various nuclear phenomena.

         Employing its radioisotopic measurement technology, the Company offers industrial on-line level and density measuring instruments for process control of liquids, slurries, or solids in containers, tanks, and pipes.

         Instruments based on the Company's expertise in detecting and characterizing electromagnetic radiation, including infrared, visible, and ultraviolet light, and microwave, x-rays, and gamma rays, include optical analyzers and Raman spectrometers that are used extensively in materials research and development. Extensions of these product lines are used to characterize the performance of fiber optics and for the non-destructive analysis of materials and surfaces. The Company offers clinical laboratory instruments based on the luminescence of biological chemicals and immunoassay products that use the Company's proprietary time-resolved fluorescence technology. The Company also offers x-ray security inspection systems and walk-through metal detectors for industry, airline, and commercial use, and microwave-based moisture detection systems used in process control and in-line analysis of bulk materials. The Company has recently developed food inspection systems which combine imaging technology developed for its optical analyzers with the x-ray technology employed by the Company in its security systems business.

         The Company's high-performance electrochemistry instruments, the majority of which are computer controlled, are used by research laboratories, universities and industrial and pharmaceutical companies to detect, analyze, and characterize corrosion, trace materials and neurological biochemicals.

         The Company offers small high-precision turbine flow meters and primary standard flow calibrators that are used in aerospace, industrial and pharmaceutical applications.

         For marine and oceanographic applications, the Company offers side-scan sonar equipment, marine seismic instruments, and acoustic equipment for recovery of ocean-floor moorings and instruments, and it provides instruments for use in the oil and gas industry including high-temperature, high-pressure test chambers that predict performance of cement slurries during drilling and completion of oil and gas wells, viscometers for analyzing drilling muds, pressure calibration standards, and chromatographs and gravitometers for the analysis of natural gas.


   Mechanical Components

         The Company offers high reliability advanced seals and bellows products, fans and blowers, precision components for aerospace applications and heat management devices.

         The Company produces bellows used in mechanical sealing components and systems for the containment and control of fluids. These products are used by the oil, petrochemical, chemical, food processing, pulp and paper, waste water treatment and refrigeration industries.

         The Company's mechanical face-type bellows seals, engineered sealing products, and bellows devices are utilized in jet aircraft, surface ships, submarines, torpedoes, weapons, medical equipment, computer equipment and power generation equipment.

         The Company manufactures solenoid and pressure operated valves for aerospace and other applications primarily to control turbines, rocket engines and aircraft and space systems.

         The Company manufactures high-reliability cooling fans and blowers for electronics and electrical equipment and transportation systems, and blowers and blower systems that produce both vacuum and pressure using regeneration and multistage technology for industrial applications.
   The Company's BiocubeTM Aerobic Biofilter treats volatile organic compounds and odorous emissions with naturally occurring microbes.

         The Company manufactures aircraft engine exhaust and pneumatic ducting assemblies and rocket engine components that utilize bulge forming, drop hammer forming and fusion welding technologies.

         The Company's metal printed circuit board retainers and extractors are used in electronic enclosures for military, commercial aircraft, telecommunications and computer applications.


   Optoelectronics

         The Company offers a broad variety of components that emit and detect light in the spectrum from ultraviolet through visible to the far infrared. These components are used in many applications ranging from simple light sensors used in automotive and commercial electronics to sophisticated space-qualified detectors that are used for communications and remote sensing of the earth and planetary exploration.

         Examples of commercial and consumer applications of the Company's optical sensors include medical instruments, smoke detectors, cameras, bar-code scanners and automatic headlight dimmers. The Company's high performance image sensors have applications in aerospace, astronomy, spectroscopy and medical and industrial imaging.

         The Company also offers a wide variety of flashlamps for use in photocopy and reprographic equipment, phototypesetting systems, beacons and in laser systems and accessories. TV camera tubes, the main component in x-ray diagnostic equipment, are supplied to manufacturers of medical imaging instruments. Pyroelectric infrared and thermopile sensors are used in security systems, temperature monitoring and, in combination with photo resistors, for automatic light switches.

         The Company offers hermetically-sealed ceramic-to-metal switching devices used for pulsed radar and gas and liquid lasers. Spark gaps are offered for use in lithotripters which alleviate kidney stones non-invasively and in high-performance lasers such as those used in laser range finders. Similar and related products are used by the military for missile and rocket firing and control. The Company also offers rubidium atomic frequency standards for both military and commercial navigation and communication systems and high-reliability and high-frequency power supplies that provide precise power conditioning in electronic equipment used by the military and in commercial aircraft and air traffic control systems.


   Marketing
   ---------

         The services and products of the Company are marketed through its own specialized sales forces as well as independent foreign and domestic manufacturers' representatives and distributors. In certain foreign countries, the Company has entered into joint venture and license agreements with local firms to manufacture and market its products.


   Raw Materials and Supplies
   --------------------------

         Raw materials and supplies are generally readily available in adequate quantities from domestic and foreign sources.


   Patents and Trademarks
   ----------------------

         While the Company's patents, trademarks, and licenses are cumulatively important to its business, the Company does not believe that the loss of any one or group of related patents, trademarks, or licenses would have a materially adverse effect on the overall business of the Company or on any of its business segments.


   Backlog
   -------

         The approximate dollar value of all unfilled orders by industry segment as of January 2, 1994, and January 3, l993, is set forth in the table below.

   (In Thousands)                      January 2, 1994      January 3, 1993
                                       ---------------      ---------------
   Technical Services                       $  243,081           $  219,092
   DOE Support                               1,154,505            1,294,456
   Instruments                                  47,452               45,276
   Mechanical Components                        92,691              114,454
   Optoelectronics                              83,459               95,897
                                            ----------           ----------
       Total                                $1,621,188           $1,769,175
                                            ==========           ==========

        At January 2, 1994, 85% of the total backlog represented orders received from U.S. Government agencies, primarily DOE. The DOE Support backlog represents the annual funding for these contracts that has actually been appropriated. The order backlog for each segment relates differently to future sales based on different business characteristics, primarily order and delivery lead times and customer demand requirements. The Company estimates that approximately 96% of its current backlog will be billed during l994.


   Government Contracts
   --------------------

        The Company's five major contracts are awarded on a cost-plus-award-fee basis. Sales under these contracts were $1,379 million in 1993. The expiration dates for these contracts are, as follows, one in 1994, three in 1995 and one in 1996; funds are appropriated, work scopes are determined and fee pools are negotiated annually. The INEL contract expires in October 1994 and the Company holds the majority interest in a joint venture that has submitted a proposal for increased work scope at the facility. The Department of Energy's rules concerning contractor liability and performance evaluation currently apply to all five contracts. These new performance evaluation criteria create greater variability in the incentive awards earned. The contractor liability rules provide for increased contractor accountability for costs associated with events determined to have been avoidable. This liability is generally limited to the fee earned in the grading period in which the avoidable event occurs. In addition, the Department of Energy has announced its intention to proceed with a contract reform initiative. Uncertainty continues to exist in the Company's DOE Support segment due to changes in government budget and national priorities. Sales to U.S. Government agencies, which were predominantly to the DOE, DoD and NASA, were $1,939 million, $2,035 million and $1,987 million in 1993, 1992 and 1991, respectively.

         The Company's Kennedy Space Center contract with NASA generated sales of $201 million in 1993. In October 1993, the Company was selected by NASA to continue as the base operations contractor at the Kennedy Space Center. The new award-fee contract has a potential term of ten years, including options, contains reductions in contract value and could result in reductions in annual fee.

         In accordance with government regulations, all of the Company's government contracts are subject to termination for the convenience of the government.

   Competition
   -----------

        Because of the wide range of its products and services, the Company faces many different types of competition and competitors. Competitors range from large foreign and domestic organizations that produce a comprehensive array of goods and services, to small concerns producing a few goods or services for specialized market segments.

         The Technical Services segment provides technical services to several agencies of the federal government, including DoD Departments and NASA. This business is typically won through competition with a number of large and small government contractors, many of whom are as large or larger than the Company and who, therefore, have resources and capabilities that are comparable to or greater than those of the Company. The primary bases for competition in these markets are technical and management capabilities, current and past performance, and price. Competition is typically subject to mandated procurement and competitive bidding requirements. Competition for automotive testing services is primarily from a few specialized testing companies and from customer-owned testing facilities. Automotive testing competition is primarily based on quality, service, and price.

         In the DOE Support segment, the Company is subject to federally mandated procurement procedures, usually bidding competitively against a variety of large and small government contractors. Whereas in the past the Company was occasionally granted a sole-source opportunity for this work, the Company anticipates that future business will be obtained through competitive bidding subject to DOE procurement procedures. Some of the competitors in this segment are larger than the Company and therefore may have resources and capabilities that are comparable to or greater than those of the Company.

         In the Instruments segment, the Company primarily competes with small specialized instrument companies that serve narrow segments of markets in oceanographic equipment; x-ray security systems; nuclear, industrial, diagnostic, clinical and oil and gas related instrumentation. The Company competes in these markets on the basis of product performance, product reliability, service and price. Consolidation of competitors through acquisitions and mergers and the Company's increasing activity in selected diagnostics and industrial markets will increase the proportion of large competitors in this segment.

         In the Mechanical Components segment, the Company is a leading supplier of selected precision aircraft exhaust components, specialized fans and heat transfer devices, and mechanical seals for industrial applications. Competition in these areas is typically from small specialized manufacturing companies.

          The Company is among the leading suppliers of specialty flashtubes, silicon photodetectors, avalanche photodiodes, cadmium sulfide and cadmium selenide detectors, photodiode arrays and switched power supplies, all of which are part of the Company's Optoelectronics segment. Typically, competition is from small specialized manufacturing companies.

          Within both the Mechanical Components and Optoelectronics segments, competition for governmental purchases is subject to mandated procurement procedures and competitive bidding practices. In both of these segments, the Company competes on the basis of product performance, quality, service and price. In much of the Optoelectronics segment and in the specialized fan and aircraft and marine mechanical seal markets included in the Mechanical Components segment, advancing technology and research and development are important competitive factors.


   Research and Development
   ------------------------

        During 1993, 1992 and 1991, Company-sponsored research and development expenditures were approximately $34.7 million, $32.1 million and $24.7 million, respectively. Customer-sponsored research and development, primarily for Department of Energy programs, accounted for additional expenditures of approximately $137 million in 1993, $133 million in 1992 and $127 million in 1991.


   Environmental Compliance
   ------------------------

      The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. The Company accrues for environmental issues in the accounting period in which the Company's responsibility is established and the cost can be reasonably estimated. There have been no environmental matters to date which had or are expected to have a material effect on the Company's financial position or results of operations.

        The Company's compliance with the laws, rules and regulations relating to the protection of the environment has not had, and is not expected to have, a material adverse effect on its capital expenditures, earnings or competitive position.


  Employees
  ---------

      As of March 17, l994, the Company employed approximately 32,000 persons. Certain of the Company's subsidiaries are parties to contracts with labor unions. The Company considers its relations with employees to be satisfactory.

  Financial Information About Industry Segments
  ---------------------------------------------

  Sales and Income From Operations by Industry Segment
  For the Five Years Ended January 2, 1994

  (In thousands)                 1993        1992        1991       1990        1989
                           ----------  ----------  ---------- ----------  ----------
  Sales:
     Technical Services    $  636,041  $  608,864  $  586,537 $  522,724  $  486,633
     DOE Support            1,378,532   1,468,741   1,430,016  1,318,329     592,807
     Instruments              237,223     226,900     230,196    208,263     165,169
     Mechanical Components    244,878     274,199     295,519    295,052     271,707
     Optoelectronics          201,274     210,118     146,274    129,920     133,842
                           ----------  ----------  ---------- ----------  ----------
       Total               $2,697,948  $2,788,822  $2,688,542 $2,474,288  $1,650,158
                           ==========  ==========  ========== ==========  ==========

  Income from Operations:
     Technical Services    $   65,498  $   54,173  $   53,296 $   45,246  $   44,655
     DOE Support               38,383      59,112      44,403     42,403      27,190
     Instruments               10,119      15,764      21,125      5,917      11,915
     Mechanical Components     23,554      20,934      27,239     26,120      28,699
     Optoelectronics           10,866       3,070       6,588     11,517       8,767
     General Corporate
       Expenses               (27,573)    (29,895)    (27,456)   (23,491)    (22,833)
                           ----------  ----------  ---------- ----------  ----------
       Total               $  120,847  $  123,158  $  125,195 $  107,712  $   98,393
                           ==========  ==========  ========== ==========  ==========

        The Company's operations are classified into five industry segments:
  Technical Services, DOE Support, Instruments, Mechanical Components and Optoelectronics. The Company has changed the way its products and services are grouped into industry segments to better reflect the markets served and the Company's strategies for the future. Data for prior periods have been restated accordingly.

        Additional information relating to the Company's operations in the various industry segments follows:

                                 Depreciation and                 Capital
   (In thousands)              Amortization Expense             Expenditures
                            -------------------------     -------------------------
                               1993     1992     1991        1993     1992     1991
                            -------  -------  -------     -------  -------  -------
    Technical Services      $ 8,422  $ 7,991  $ 7,653     $ 6,315  $ 5,650  $ 4,974
    DOE Support                  -        -        -           -        -        -
    Instruments               9,213    8,131    8,425       6,555    4,768    6,276
    Mechanical Components     6,870    7,755    8,643       5,598    5,290    9,606
    Optoelectronics          12,417   11,595    8,189       8,469    6,305    4,708
    Corporate                   920      820      816         923      433    1,053
                            -------  -------  -------     -------  -------  -------
                            $37,842  $36,292  $33,726     $27,860  $22,446  $26,617
                            =======  =======  =======     =======  =======  =======
   (In thousands)             Identifiable Assets
                           --------------------------
                               1993     1992     1991
                           -------- -------- --------
    Technical Services     $127,917 $133,351 $131,931
    DOE Support              11,959   22,189   17,171
    Instruments             256,117  217,792  215,029
    Mechanical Components    97,317  112,272  133,404
    Optoelectronics         142,630  142,543   90,577
    Corporate               132,868  121,593  109,785
                           -------- -------- --------
                           $768,808 $749,740 $697,897
                           ======== ======== ========

        DOE Support's identifiable assets mainly represent accounts receivable for fees from the U.S. Department of Energy. DOE Support's assets do not include U.S. Government funds and facilities that are devoted to the contracts and for which the Company is custodian. Corporate assets consist primarily of cash and cash equivalents, prepaid taxes and investments.

  Financial Information About Geographic Areas
  --------------------------------------------

  Information relating to geographic areas follows:

  (In thousands)                   Sales                  Income From Operations
                     --------------------------------   --------------------------
                           1993       1992       1991       1993     1992     1991
                     ---------- ---------- ----------   -------- -------- --------
    U.S.             $2,427,663 $2,532,494 $2,484,972   $129,858 $142,272 $137,346
    Non-U.S.            270,285    256,328    203,570     18,562   10,781   15,305
    Corporate                 -          -          -    (27,573) (29,895) (27,456)
                     ---------- ---------- ----------   -------- -------- --------
                     $2,697,948 $2,788,822 $2,688,542   $120,847 $123,158 $125,195
                     ========== ========== ==========   ======== ======== ========

    (In thousands)          Identifiable Assets
                       ----------------------------
                           1993      1992      1991
                       --------  --------  --------
    U.S.               $317,303  $355,722  $364,990
    Non-U.S.            318,637   272,425   223,122
    Corporate           132,868   121,593   109,785
                       --------  --------  --------
                       $768,808  $749,740  $697,897
                       ========  ========  ========

       Over 60% of the identifiable assets of the non-U.S. operations are located in European Community countries. Transfers between geographic areas were not material.


  ITEM 2.   PROPERTIES
  --------------------

        The Company occupies approximately 5,789,700 square feet of building area, of which approximately 1,768,400 square feet is owned and the balance leased. The Company's headquarters occupies 53,350 square feet of leased space in Wellesley, Massachusetts. The Company's other operations are conducted in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 27 states, Washington, D.C., Puerto Rico, the Virgin Islands and 24 foreign countries.

        Non-U.S. facilities account for approximately 1,278,600 square feet of owned and leased property, or approximately 22% percent of the Company's total occupied space.

        The Company's leases on property are both short-term and long-term. In management's opinion, the Company's properties are well-maintained and are adequate for its present requirements. Future space requirements are anticipated and appropriate facility plans will be implemented to meet those requirements.

       At certain government facilities, the Company occupies government furnished space. In addition, a substantial part of the equipment and machinery used by the Company in the performance of its government contracts has been furnished by the government. Substantially all of the machinery and equipment used by the Company in its other activities is owned by the Company and the balance is leased or furnished by contractors or customers.

       The following table indicates the approximate square footage of real property owned and leased attributable to each of the Company's industry segments.

                                 Property       Property
                                    Owned         Leased          Total
                               (Sq. Feet)     (Sq. Feet)     (Sq. Feet)
                               ----------     ----------     ----------
  Technical Services              163,400      1,003,600      1,167,000
  DOE Support                           0      1,527,600      1,527,600
  Instruments                     633,600        397,200      1,030,800
  Mechanical Components           574,300        551,100      1,125,400
  Optoelectronics                 397,100        476,600        873,700
  Corporate Offices                     0         65,200         65,200
                                ---------      ---------      ---------
  Totals                        1,768,400      4,021,300      5,789,700
                                =========      =========      =========

  ITEM 3.  LEGAL PROCEEDINGS
  --------------------------

      The Company is subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ------------------------------------------------------------

      Not applicable.

                                     PART II


  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ------------------------------------------------------------------------------

  Quarterly Common Stock Market Price Range
  -----------------------------------------

                            1992 Quarters                     1993 Quarters
                    ------------------------------    ------------------------------
  Price              First  Second   Third  Fourth     First  Second   Third  Fourth
  -----             ------  ------  ------  ------    ------  ------  ------  ------
  High              $26.75  $26.31  $24.75  $21.88    $24.00  $24.50  $20.25  $18.38
  Low                24.06   21.25   21.13   18.00     19.38   18.88   15.75   16.75

  Dividends
  ---------
                            1992 Quarters                     1993 Quarters
                    ------------------------------    -----------------------------
                     First  Second   Third  Fourth     First  Second   Third Fourth
                    ------  ------  ------  ------    ------  ------  ------ ------
  Cash Dividends
    Per Common
    Share           $ .115  $ .125  $ .125  $ .125    $  .13  $  .13  $  .13  $ .13


        The Company's common stock is listed and traded on the New York Stock Exchange. The number of holders of record of the Company's Common Stock as of February 25, 1994, was approximately 15,712.

        In October l993 the Board of Directors of the Company voted an increase in the Company's quarterly cash dividend from thirteen cents to fourteen cents per share. The quarterly cash dividend was paid on February 10, l994, to stockholders of record at the close of business on January 21, l994.

   ITEM 6.  SELECTED FINANCIAL DATA
   --------------------------------

   SELECTED FINANCIAL INFORMATION  For the Five Years Ended January 2, 1994

      (In thousands where applicable)      1993        1992        1991        1990        1989
                                     ----------  ----------  ----------  ----------  ----------
      Operations:
         Sales                       $2,697,948  $2,788,822  $2,688,542  $2,474,288  $1,650,158
         Income From Operations         120,847     123,158     125,195     107,712      98,393
         Income Before Cumulative
           Effect of Accounting
           Changes                       79,571      87,779      81,242      73,966      69,850
         Net Income                      59,071*     87,779      81,242      73,966      69,850
         Earnings Per Share Before
           Cumulative Effect of
           Accounting Changes              1.41        1.56        1.45        1.30        1.20
         Earnings Per Share                1.05*       1.56        1.45        1.30        1.20
         Return On Equity Before
           Cumulative Effect of
           Accounting Changes              16.4%       19.6%       20.6%       20.6%       20.5%
         Return On Equity                  12.4%*      19.6%       20.6%       20.6%       20.5%
         Weighted Average Shares
           Outstanding                   56,504      56,385      55,901      56,989      58,262

      Financial Position:
         Working Capital              $ 227,935  $  247,518  $  214,495  $  149,674  $  151,187
         Current Ratio                   1.96:1      2.05:1      1.89:1      1.58:1      1.59:1
         Total Assets                   768,808     749,740     697,897     675,224     643,403
         Total Debt                      45,039      42,223      59,635      95,551     113,390
         Stockholders' Equity           477,534     473,636     420,711     369,631     348,987
          - Per Share                      8.51        8.34        7.45        6.58        6.02
         Total Debt/Total Capital             9%          8%         12%         21%         25%
         Shares Outstanding              56,131      56,812      56,495      56,175      57,993

      Other Data:
         Cash Flows From
           Operating Activities       $ 112,137  $  127,807  $  104,429  $  129,208  $   52,414
         Capital Expenditures            27,860      22,446      26,617      19,848      23,258
         Depreciation and
           Amortization                  37,842      36,292      33,726      29,944      25,536
         Cash Dividends Per
           Common Share                     .52         .49         .42         .38         .34

      *Includes one-time after-tax charges of $20.5 million, or $.36 per share, due to the
      Company's adoption of SFAS Nos. 106 and 109.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
   RESULTS OF OPERATIONS
   ---------------------


   Results of Operations
   ---------------------

        The discussion that follows is a summary analysis of the major changes by industry segment.


   1993 Compared to 1992

   Sales

   Sales for 1993 were $2,698 million, $91 million below 1992 sales of $2,789 million.

   Technical Services: The $27 million increase resulted from an increase of $24 million in automotive testing services caused primarily by the introduction of new industry testing protocols, partially offset by a $10 million reduction in contract billings at the Kennedy Space Center.

   DOE Support: The majority of the $90 million decrease resulted from a lower program scope at Rocky Flats and the impact of the moratorium on nuclear testing on Energy Measurements. The shift in sales and related cost of sales from products to services presented in the Consolidated Statement of Income reflects the change, compared to 1992, from production to environmental restoration services at some facilities.

   Instruments: The $10 million increase resulted from the $43 million sales of Wallac acquired in June 1993, partially offset by reduced scientific, industrial and security instruments sales due to sluggish market conditions, lower foreign exchange rates and large orders shipped in 1992.

   Mechanical Components: The $29 million decrease was attributable to a $21 million reduction in aerospace sales due primarily to continued softness in this market and, to a lesser extent, the divestiture of two operations.

   Optoelectronics: The $9 million decrease was due mainly to the completion of several programs in 1992, partially offset by the sales of Heimann Optoelectronics acquired early in the second quarter of 1992.


   Income From Operations

   Income from operations was $120.8 million in 1993, a 2% decrease from 1992.

   Technical Services: The $11.3 million increase was due primarily to higher sales and improved margins in the automotive testing services business. In

   October 1993, the Company was selected by NASA to continue as the base operations contractor at the Kennedy Space Center. The new contract has a potential term of 10 years, including options, contains reductions in contract value and could result in reductions in annual fee of approximately $5 million.

   DOE Support: Uncertainty continues to exist in the DOE Support segment due to changes in government budgets and national priorities. The $20.7 million decrease was primarily attributable to Rocky Flats which experienced lower grades and a reduction of available fee pool. In addition, 1992 results included a favorable profit adjustment due to higher than anticipated performance grades at year-end 1991. Lower grades on the Idaho contract also contributed, to a lesser extent, to the decrease. The Idaho contract expires in October 1994, and the Company is participating as the majority interest in a joint venture that has submitted a proposal for increased work scope at the facility. The Department of Energy's rules concerning contractor liability and performance evaluation became effective for the remaining two contracts, REECo and Mound, in October 1993. These rules, coupled with the Department of Energy's announced intention to proceed with a contract reform initiative, create greater variability in the incentive awards earned and provide for increased contractor accountability.

   Instruments: The $5.6 million decrease resulted from lower sales of scientific, industrial and security instruments partially offset by the income generated by the Wallac acquisition. Management has initiated a review to assess certain operating elements of this segment. The Instruments segment remains an integral part of the Company's long-term growth strategy.

   Mechanical Components: Improved profitability resulting from cost reduction programs in the industrial sealing and electromechanical businesses more than offset the impact of lower aerospace sales, generating a $2.6 million increase.

   Optoelectronics: The $7.8 million increase was due to improved profitability as a result of cost reductions at Heimann Optoelectronics. The 1992 results included a charge of $6.3 million for the write-down of the net assets of two businesses to their estimated disposal value.

   General Corporate Expenses: The $2.3 million decrease was due to the absence of corporate management incentives in 1993.

        The net change in other income (expense) was an increase in income of $3.1 million. This was primarily due to gains on investments. The 1993 effective tax rate of 34.7% is higher than the 27.5% in 1992 primarily because the 1992 rate reflected a favorable adjustment of prior estimated tax liabilities and the tax benefit resulting from the sale of an investment in a hydroelectric power plant.

        During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106 on accounting for postretirement benefits other than pensions for its U.S. retiree health benefits and SFAS No. 109 on accounting for income taxes. The adoption of SFAS No. 106 resulted in an after-tax charge of $13.2 million ($.23 per share) while the charge for

  SFAS No. 109 was $7.3 million ($.13 per share). See Notes 13 and 16 for additional disclosures.

        The Company reduced its discount rate for employee benefit plans in 1993 as a result of the decrease in long-term interest rates. The effects of the lower discount rates were partially offset by corresponding reductions in assumptions for compensation increases and health care cost trend rates. The net results of these changes will not materially affect the Company's results of operations.


  1992 Compared to 1991

  Sales

  1992 sales of $2,789 million were $100 million higher than the $2,689 million achieved in 1991.

  Technical Services: The increase of $22 million was generated by higher sales levels under various government contracts.

  DOE Support: Sales increased $39 million due to higher program scopes at most of the operations.

  Instruments: Sales decreased $3 million from lower security and industrial instruments sales that were partially offset by higher scientific instruments sales.

  Mechanical Components:   The $21 million decrease resulted from $14 million
  lower sales in the aerospace business due primarily to general softness in the market and, to a lesser extent, from a 1991 divestiture.

  Optoelectronics: The sales of Heimann Optoelectronics acquired early in the second quarter of 1992 were the main contributor to the $64 million increase.


  Income From Operations

  Income from operations was $123.2 million in 1992, a decrease of $2 million from the 1991 level.

  Technical Services: The $0.9 million increase was generated by the margin on increased government sales offset by lower margins in the automotive testing business caused by slightly lower sales and costs associated with follow-on test programs.

  DOE Support: All operations contributed to the $14.7 million increase, the majority of which was due to higher award fee pools, with the largest increase at the Rocky Flats facility.

  Instruments: The $5.4 million decrease was due to lower sales and changes in sales mix for security and industrial instruments as well as lower security instruments margins caused by competitive pricing pressures; these decreases were partially offset by improved margins and higher volume on scientific instruments.

  Mechanical Components:   Income decreased $6.3 million, resulting from cost
  inefficiencies and product mix in the industrial sealing and electromechanical businesses and the profit impact of lower sales. These decreases were partially offset by lower costs in Europe in 1992 and general productivity improvements in the aerospace business. The 1991 results included charges for environmental cleanup costs.

  Optoelectronics:   Income decreased $3.5 million.  The 1992 results included a
  $6.3 million charge to write-down two businesses' net assets, including goodwill, to their estimated disposal value. This write-down was included in general and administrative expense. Higher costs and manufacturing inefficiencies at an operation also contributed to the decrease. Partially offsetting the decreases were improved margins at some operations. The 1991 results included program cost write-offs.

  General Corporate Expenses: The $2.4 million increase was due to increased training and business development expenses as well as normal cost increases in 1992, partially offset by reduced management incentives.

        The net change in other income (expense) was a decrease in expense of $2.8 million due primarily to lower interest expense. The decrease in the effective tax rate from 32.5% in 1991 to 27.5% in 1992 reflected a tax benefit resulting from the sale of an investment in a hydroelectric power plant and a higher favorable adjustment of prior estimated tax liabilities in 1992.


  Financial Condition
  -------------------

        The Company's cash and cash equivalents increased $2.4 million to $72.2 million at the end of 1993 while total debt increased $2.8 million to $45 million. During the second quarter of 1993, the Company acquired Wallac for net cash of $33.8 million and a one-year note for $5.4 million. Cash flows from operating activities totaled $112.1 million in 1993, $127.8 million in 1992 and $104.4 million in 1991 and were principally used for capital expenditures, acquisitions, debt retirement and dividends. In addition, the Company increased its purchases of common stock by one million shares in 1993.

        At the end of 1993, the Company had $34.9 million of commercial paper outstanding, an increase of $3 million over last year's balance. Commercial paper, which is the Company's principal source of borrowing, continues to be rated "A-1" by Standard & Poor's. Moody's recently changed its rating to "Prime-2" from "Prime-1." The Company's commercial paper borrowing cost is not expected to increase significantly as a result of the rating change. Credit agreements, which are in the process of being restructured, total $300 million and serve as backup facilities.

        The Company invested $27.9 million in physical plant and equipment in 1993 and expects to increase this level of investment to approximately $50 million in 1994 to support new product development initiatives in the Instruments and Optoelectronics segments. In October 1993, the Board of Directors authorized the purchase of up to a total of 5.5 million shares of the Company's common stock through periodic purchases on the open market. During 1993, the Company purchased 1.1 million shares under this new program. The Company, which is considering financing these activities with a combination of short-term and long-term debt and cash flows from operations, believes it can take these actions and retain the flexibility to maintain both its product development and growth strategies.


  Dividends
  ---------

        In October 1993, the Board of Directors voted to increase the Company's quarterly cash dividend by 8% to 14 cents per share, beginning with the dividend payable in February 1994 and resulting in an annual rate of 56 cents per share for 1994. EG&G has paid cash dividends, without interruption, for 29 years and has increased dividends each year since 1974. The Company continues to retain what management believes to be sufficient earnings to support the funding requirements of its planned growth.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ----------------------------------------------------

  CONSOLIDATED BALANCE SHEET - As of January 2, 1994 and January 3, 1993

  (Dollars in thousands except per share data)                 1993        1992
                                                           --------    --------
  Current Assets:
     Cash and cash equivalents                             $ 72,185    $ 69,752
     Accounts receivable (Note 3)                           237,609     261,859
     Inventories (Note 4)                                   121,581     114,196
     Other (Note 16)                                         33,657      36,988
                                                           --------    --------
  Total Current Assets                                      465,032     482,795
                                                           --------    --------
  Property, Plant and Equipment:
     At cost (Note 5)                                       327,416     301,931
     Less - Accumulated depreciation and amortization       221,320     205,767
                                                           --------    --------
  Net Property, Plant and Equipment                         106,096      96,164
                                                           --------    --------
  Investments (Note 6)                                       25,920      26,660
                                                           --------    --------
  Intangible and Other Assets (Notes 7 and 16)              171,760     144,121
                                                           --------    --------
        Total Assets                                       $768,808    $749,740
                                                           ========    ========

  Current Liabilities:
     Short-term debt (Note 8)                              $ 43,589    $ 40,267
     Accounts payable                                        60,794      69,727
     Accrued expenses (Note 9)                              132,714     125,283
                                                           --------    --------
  Total Current Liabilities                                 237,097     235,277
                                                           --------    --------
  Long-Term Liabilities (Notes 8 and 13)                     54,177      40,827
                                                           --------    --------
  Contingencies (Note 10)                                         -           -

  Stockholders' Equity (Note 11):
     Preferred stock - $1 par value, authorized
       1,000,000 shares; none outstanding                         -           -
     Common stock - $1 par value, authorized
       100,000,000 shares; issued 60,102,000 shares          60,102      60,102
     Capital in excess of par value                               -           -
     Retained earnings                                      496,063     473,262
     Cumulative translation adjustments (Note 1)             (8,287)     (1,323)
                                                           --------    --------
                                                            547,878     532,041


     CONSOLIDATED BALANCE SHEET - As of January 2, 1994 and January 3, 1993 - Continued

  (Dollars in thousands except per share data)                 1993        1992
                                                           --------    --------
  Stockholders' Equity (Note 11) - Continued:
     Less - Cost of shares held in treasury;
       3,970,000 shares in 1993 and
       3,289,000 shares in 1992                              70,344      58,405
                                                           --------    --------
  Total Stockholders' Equity                                477,534     473,636
                                                           --------    --------
       Total Liabilities and Stockholders' Equity          $768,808    $749,740
                                                           ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.


  CONSOLIDATED STATEMENT OF INCOME - For the Three Years Ended January 2, 1994

  (Dollars in thousands except per share data)        1993        1992        1991
                                                ----------  ----------  ----------
  Sales (Note 1):
     Products                                   $1,584,644  $2,042,454  $1,974,260
     Services                                    1,113,304     746,368     714,282
                                                ----------  ----------  ----------
        Total Sales                              2,697,948   2,788,822   2,688,542
                                                ----------  ----------  ----------

  Costs and Expenses (Notes 4, 12, 13 and 14):
     Cost of sales:
        Products                                 1,343,473   1,777,704   1,723,414
        Services                                   999,031     645,915     616,831
                                                ----------  ----------  ----------
     Total cost of sales                         2,342,504   2,423,619   2,340,245
      Selling, general and administrative
        expenses                                   234,597     242,045     223,102
                                                ----------  ----------  ----------
  Total Costs and Expenses                       2,577,101   2,665,664   2,563,347
                                                ----------  ----------  ----------
        Income From Operations                     120,847     123,158     125,195

  Other income (expense), net (Note 15)              1,008      (2,083)     (4,837)
                                                ----------  ----------  ----------
  Income Before Income Taxes                       121,855     121,075     120,358
  Provision for Federal and
     non-U.S. income taxes (Note 16)                42,284      33,296      39,116
                                                ----------  ----------  ----------
        Income Before Cumulative Effect
           of Accounting Changes                    79,571      87,779      81,242

  Cumulative Effect of Accounting Changes:
     Income taxes (Note 16)                         (7,300)          -           -
     Postretirement benefits other
        than pensions (Note 13)                    (13,200)          -           -
                                                ----------  ----------  ----------
        Net Income                              $   59,071  $   87,779  $   81,242
                                                ==========  ==========  ==========
  Earnings Per Share (Note 17):
        Income Before Cumulative Effect
           of Accounting Changes                $     1.41  $     1.56  $     1.45

     Cumulative Effect of Accounting Changes:
        Income taxes                                  (.13)          -           -
        Postretirement benefits
          other than pensions                         (.23)          -           -
                                                ----------  ----------  ----------
        Net Income                              $     1.05  $     1.56  $     1.45
                                                ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.


   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - For the Three Years Ended January 2, 1994

                                                Capital                         Cost of     Total
                                              in Excess            Cumulative    Shares    Stock-
                                       Common    of Par  Retained Translation   Held in   holders
   (Dollars in thousands)               Stock     Value  Earnings Adjustments  Treasury    Equity
                                     -------- ---------  -------- -----------  --------  --------
         Balance, December 30, 1990   $30,051   $ 5,010  $393,909     $10,097  $(69,436) $369,631

   Net income                               -         -    81,242           -         -    81,242
   Cash dividends ($.42 per share)          -         -   (23,453)          -         -   (23,453)
   Exercise of employee stock options
     and related income tax benefits        -      (931)        -           -     5,371     4,440
   Translation adjustments                  -         -         -      (4,147)        -    (4,147)
   Issuance of common stock
     for employee benefit plans             -         -    (7,459)          -    24,687    17,228
   Purchase of common stock
     for treasury                           -         -         -           -   (24,230)  (24,230)
                                      -------   -------  --------     -------  --------  --------
         Balance, December 29, 1991    30,051     4,079   444,239       5,950   (63,608)  420,711

   Net income                               -         -    87,779           -         -    87,779
   Cash dividends ($.49 per share)          -         -   (27,575)          -         -   (27,575)
   Exercise of employee stock options
     and related income tax benefits        -      (422)      (43)          -     8,901     8,436
   Translation adjustments                  -         -         -      (7,273)        -    (7,273)
   Issuance of common stock
     for employee benefit plans             -         -    (4,744)          -    24,907    20,163
   Purchase of common stock
     for treasury                           -         -         -           -   (28,605)  (28,605)
   Effect of 2-for-1 stock
     split (Note 11)                   30,051    (3,657)  (26,394)          -         -         -
                                      -------   -------  --------     -------  --------   -------
         Balance, January 3, 1993      60,102         -   473,262      (1,323)  (58,405)  473,636

   Net income                               -         -    59,071           -         -    59,071
   Cash dividends ($.52 per share)          -         -   (29,358)          -         -   (29,358)
   Exercise of employee stock options
     and related income tax benefits        -         -      (298)          -     7,356     7,058
   Translation adjustments                  -         -         -      (6,964)        -    (6,964)
   Issuance of common stock
     for employee benefit plans             -         -    (6,614)          -    25,724    19,110
   Purchase of common stock
     for treasury                           -         -         -           -   (45,019)  (45,019)
                                      -------   -------  --------     -------  --------- --------
         Balance, January 2, 1994     $60,102   $     -  $496,063     $(8,287) $(70,344) $477,534
                                      =======   =======  ========     =======  ========  ========

   The accompanying notes are an integral part of these consolidated financial statements.

   CONSOLIDATED STATEMENT OF CASH FLOWS - For the Three Years Ended January 2, 1994

   (Dollars in thousands)                                          1993        1992        1991
                                                               --------    --------    --------
   Cash Flows From Operating Activities:
      Net income                                               $ 59,071    $ 87,779    $ 81,242
      Adjustments to reconcile net income to
       net cash provided by operating activities:
         Cumulative effect of accounting changes                 20,500           -           -
         Depreciation and amortization                           37,842      36,292      33,726
         Losses (gains) on dispositions and investments, net     (3,176)       (169)        530
         Changes in assets and liabilities, net of
           effects from companies purchased and divested:
              Decrease (increase) in accounts receivable         30,167        (689)    (15,398)
              Decrease (increase) in inventories                 (1,971)     11,179      (2,069)
              Increase (decrease) in accounts payable
                 and accrued expenses                           (16,798)      2,732      14,073
              Change in prepaid and deferred taxes               (3,514)    (11,070)     (4,492)
              Other                                              (9,984)      1,753      (3,183)
                                                                -------    --------    --------
         Net Cash Provided by Operating Activities              112,137     127,807     104,429
                                                                -------    --------    --------
   Cash Flows From Investing Activities:
      Capital expenditures                                      (27,860)    (22,446)    (26,617)
      Proceeds from dispositions of businesses and
        sales of property, plant and equipment                    9,503       2,593       4,531
      Cost of acquisitions, net of cash and cash
        equivalents acquired                                    (32,186)    (58,070)    (23,624)
      Funds held in escrow                                            -           -      21,112
      Purchases of investment securities                         (2,503)     (1,111)     (3,431)
      Proceeds from sales of investment securities                7,813       5,275      14,473
                                                               --------    --------    --------
         Net Cash Used in Investing Activities                  (45,233)    (73,759)    (13,556)
                                                               --------    --------    --------
   Cash Flows From Financing Activities:
      Changes in commercial paper                                 2,977     (10,428)    (35,319)
      Other changes in debt                                     (17,752)     (7,396)       (214)
      Proceeds from issuing common stock                         26,168      28,599      21,668
      Purchases of common stock                                 (45,019)    (28,605)    (24,230)
      Cash dividends                                            (29,358)    (27,575)    (23,453)
                                                               --------    --------    --------
         Net Cash Used in Financing Activities                  (62,984)    (45,405)    (61,548)
                                                               --------    --------    --------

   Effect of exchange rate changes on cash and cash equivalents  (1,487)     (1,916)       (458)
                                                               --------    --------    --------
         Net Increase in Cash and Cash Equivalents                2,433       6,727      28,867

   Cash and cash equivalents at beginning of year                69,752      63,025      34,158
                                                               --------    --------    --------
   Cash and cash equivalents at end of year                    $ 72,185    $ 69,752    $ 63,025
                                                               ========    ========    ========

   CONSOLIDATED STATEMENT OF CASH FLOWS - For the Three Years Ended January 2, 1994 - Continued

   (Dollars in thousands)                                          1993        1992        1991
                                                               --------    --------    --------
   Supplemental Disclosures of Cash Flow Information:
      Cash paid during the year for:
         Interest                                              $  6,819    $  7,486    $  9,445
         Income taxes                                            36,642      44,985      45,452

   The accompanying notes are an integral part of these consolidated financial statements.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1. Summary of Significant Accounting Policies

   Principles of Consolidation: The consolidated financial statements include the accounts of EG&G, Inc. and its subsidiaries (the Company). All material intercompany balances and transactions have been eliminated in consolidation.

   Sales: Cost-reimbursement sales are recorded as costs are incurred and include applicable income in the proportion that costs incurred bear to total estimated costs. Sales and income on fixed-price contracts are recorded at the completion of the contract, at the end of a contract phase for service contracts and at the time of shipment for products. If a loss is anticipated on any contract, provision for the entire loss is made immediately.

        The Company performs technical, scientific, production and support activities under contracts with the U.S. Department of Energy. The Consolidated Statement of Income does not include billings and associated costs for nonvalue-added support activities. However, the fees derived from these support activities were included in sales in the amounts of $13.8 million, $16.2 million and $12.3 million in 1993, 1992 and 1991, respectively. The shift in sales from products to services presented in the Consolidated Statement of Income in 1993 reflects the change, compared to 1992, from production to environmental restoration services at some of the DOE Support facilities.

   Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The majority of inventories is accounted for using the first-in, first-out method. All other inventories are accounted for using the last-in, first-out method.

   Property, Plant and Equipment: The Company depreciates plant and equipment over their estimated useful lives using accelerated methods for both financial statement and income tax purposes. For financial statement purposes, the estimated useful lives generally fall within the following ranges: buildings and special-purpose structures - 10 to 25 years; leasehold improvements - estimated useful life or remaining term of lease, whichever is shorter; machinery and equipment - 3 to 7 years;

   special-purpose equipment - expensed or over the life of the initial related contract. Nonrecurring tooling costs are capitalized while recurring costs are expensed.

   Pension Plans: The Company's funding policy provides that payments to the U.S. pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Non-U.S. plans are generally not funded.

   Foreign Exchange: The balance sheet accounts of non-U.S. operations, exclusive of stockholders' equity, are translated at year-end exchange rates, and income statement accounts are translated at weighted average rates in effect during the year; any translation adjustments are made directly to a component of stockholders' equity. The after-tax aggregate net transaction gains (losses) were not material for the years presented.

   Intangible Assets: Intangible assets result from acquisitions accounted for using the purchase method of accounting and include the excess of cost over the fair market value of the net assets of the acquired businesses. These amounts are being amortized over periods of up to 40 years. Subsequent to the acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's future cash flow over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

   Cash Flows: For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short maturities.

   Financial Instruments: Disclosures about fair value of financial instruments, including the methods and assumptions used to estimate the fair values, are included in Notes 6 and 8.


   2.  Acquisitions


        In June 1993, the Company acquired The Wallac Group (Wallac), a unit of Procordia AB, for a total purchase price of approximately $46 million, including related expenses, consisting of $41 million cash and a one-year note for $5 million. This acquisition was accounted for using the purchase method. The excess of the cost over the fair market value of the net assets acquired is estimated to be $24 million, which is being amortized over 20 years using a straight-line method. Wallac's results of operations were included in the consolidated results of the Company from the date of acquisition.

        Early in the second quarter of 1992, the Company completed the acquisition of the Heimann Optoelectronics Division of Siemens AG for cash of approximately $60 million, including related expenses. This acquisition was accounted for using the purchase method. The excess of the cost over the fair market value of the net assets acquired was $23 million, which is being amortized over 20 years using a straight-line method. Heimann's results of operations were included in the consolidated results of the Company from the date of acquisition.

        The effect of the purchased acquisitions was not material to the results of operations. The products of the acquired companies are described elsewhere in this report.


   3. Accounts Receivable

         Accounts receivable as of January 2, 1994 and January 3, 1993 included unbilled receivables of $67.8 million and $91.1 million, respectively, which were due primarily from U.S. Government agencies. Accounts receivable were net of reserves for doubtful accounts of $6.1 million and $5.6 million, respectively.


   4. Inventories

         Inventories as of January 2, 1994 and January 3, 1993 consisted of the following:

     (In thousands)                                  1993        1992
                                                 --------    --------
     Finished goods                              $ 30,864    $ 29,801
     Work in process                               30,393      29,902
     Raw materials                                 60,324      54,493
                                                 --------    --------
                                                 $121,581    $114,196
                                                 ========    ========

         The portion of inventories accounted for using the last-in, first-out (LIFO) method of determining inventory costs in 1993 and 1992 approximated 24% and 27%, respectively, of total inventories. The excess of current cost of inventories over the LIFO value was approximately $10 million at January 2, 1994 and $11 million at January 3, 1993.

   5. Property, Plant and Equipment, at Cost

         Property, plant and equipment as of January 2, 1994 and January 3, 1993 consisted of the following:

    (In thousands)                                   1993        1992
                                                 --------    --------
     Land                                        $ 14,327    $ 15,043
     Buildings and leasehold improvements          91,280      78,828
     Machinery and equipment                      221,809     208,060
                                                 --------    --------
                                                 $327,416    $301,931
                                                 ========    ========

   6. Investments


         Investments as of January 2, 1994 and January 3, 1993 consisted of the following:

     (In thousands)                                  1993        1992
                                                  -------     -------
     Marketable investments                       $ 6,838     $ 3,895
     Other investments                             13,426      18,338
     Joint venture investments                      5,656       4,427
                                                  -------     -------
                                                  $25,920     $26,660
                                                  =======     =======

         Marketable investments consisted of common stocks and trust assets, which were invested in money market funds, fixed income securities and common stocks to meet the supplemental executive retirement plan obligation. These investments had an aggregate market value of $13.1 million and $9.7 million at January 2, 1994 and January 3, 1993, respectively. At January 2, 1994, gross unrealized gains on marketable investments were $6.3 million. The market values were based on quoted market prices.

         Other investments consisted of nonmarketable investments in private companies and venture capital partnerships, which are carried at the lower of cost or net realizable value. The estimated aggregate fair value of other investments approximated the carrying amount at January 2, 1994 and January 3, 1993. The fair values of other investments were estimated based primarily on the most recent rounds of financing and securities transactions and, to a lesser extent, on other pertinent information, including financial condition and operating results.

         Joint venture investments are accounted for using the equity method.

         The Company will adopt SFAS No. 115 on accounting for certain investments in debt and equity securities in 1994. This new standard requires that available-for-sale investments in equity securities that have readily determinable fair values be measured at fair value in the balance sheet. Unrealized holding gains and losses for these investments shall be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The Company does not expect at this time that the statement, when adopted, will have a material impact on its financial position.


   7. Intangible and Other Assets

         Intangible and other assets as of January 2, 1994 and January 3, 1993 consisted of the following:

     (In thousands)                                  1993        1992
                                                 --------    --------
     Intangible assets                           $139,205    $126,540
     Other assets                                  32,555      17,581
                                                 --------    --------
                                                 $171,760    $144,121
                                                 ========    ========

        Intangible assets were shown net of accumulated amortization of $25.5 million and $22.2 million at January 2, 1994 and January 3, 1993, respectively. The increase in intangible assets was due primarily to the acquisition of Wallac in 1993, partially offset by current year amortization and the effect of translating goodwill denominated in non-U.S. currencies at current exchange rates. The majority of the increase in other assets was due to increases in long-term prepaid pension of $7.9 million and income taxes of $4.3 million.


   8. Debt

         Short-term debt at January 2, 1994 and January 3, 1993 consisted primarily of commercial paper in the amounts of $34.9 million and $32 million, respectively, which had maturities of less than 90 days. Commercial paper borrowings averaged $42.7 million during 1993 at an average interest rate of 3.2% compared to average borrowings of $41.8 million during 1992 at an average interest rate of 4.1%. Current maturities of long-term debt are also included in this account.

         The Company has a $150 million multicurrency credit agreement with a domestic banking group. It consists of a $100 million three-year revolving credit agreement followed by a three-year term loan, and a $50 million two-year revolving credit agreement followed by a three-year term loan. In addition, the Company has multicurrency credit agreements with an international banking group totaling $150 million, consisting of a $120 million one-year revolving credit agreement and a $30 million two-year revolving credit agreement. These lines of credit serve as backup facilities for the commercial paper borrowing. The Company, which is in the process of restructuring its credit agreements, is in compliance with all covenants.

         During 1993, the Company terminated its interest rate and currency exchange agreement, entered into in 1989, that effectively established a
   73.5 million D-mark principal obligation in exchange for $40 million. Long-term liabilities associated with the swap agreement at January 3, 1993 were $5.3 million, which approximated fair value.

         At January 2, 1994 and January 3, 1993, long-term debt amounts of $1.5 million and $2 million, respectively, were included in long-term liabilities. The carrying amount of the Company's long-term debt approximated fair value.


   9. Accrued Expenses

         Accrued expenses as of January 2, 1994 and January 3, 1993 consisted of the following:

     (In thousands)                                  1993        1992
                                                 --------    --------
     Payroll                                     $ 13,375    $ 12,170
     Employee benefits                             46,121      50,377
     Federal, non-U.S. and state income taxes      26,119      14,927
     Other                                         47,099      47,809
                                                 --------    --------
                                                 $132,714    $125,283
                                                 ========    ========


    10. Contingencies

         The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.

         In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. The Company accrues for environmental issues in the accounting period in which the Company's responsibility is established and the cost can be reasonably estimated. There have been no environmental problems to date which had or are expected to have a material effect on the Company's financial position or results of operations.


   11. Stockholders' Equity

         At January 2, 1994, 4.5 million shares of the Company's common stock were reserved for employee benefit plans.

         The Company has nonqualified and incentive stock option plans for officers and key employees. Under these plans, options may be granted at prices not less than 100% of the fair market value on the date of grant. All options are exercisable at the date of grant and expire 10 years from the date of grant. The Stock Option Committee of the Board of Directors, at its sole discretion, may also include stock appreciation rights in any option granted. There are no stock appreciation rights outstanding under these plans.

         A summary of certain stock option information is as follows:

     (In thousands)                      1993              1992              1991
                                    --------------   ---------------    --------------
                                    Number            Number            Number
                                      of    Option      of    Option      of    Option
                                    Shares   Price    Shares   Price    Shares   Price
                                    ------ -------    ------ -------    ------ -------
     Outstanding, beginning
        of year                      2,902 $55,126     2,754 $49,984     2,370 $38,315
     Granted                           726  15,916       678  13,643       706  16,140
     Exercised                        (355) (6,217)     (510) (8,131)     (318) (4,446)
     Lapsed                            (13)   (279)      (20)   (370)       (4)    (25)
                                     ----- -------     ----- -------     ----- -------
     Outstanding and exercisable,
        end of year                  3,260 $64,546     2,902 $55,126     2,754 $49,984
                                     ===== =======     ===== =======     ===== =======
     Shares available for grant,
        end of year                  1,144             1,021                48
                                     =====             =====             =====

         The Company's Employees Stock Purchase Plan was terminated as of October 31, 1993. During 1993 and 1992, the Company issued 1.2 million shares and 1.1 million shares, respectively, under this plan.

         On January 22, 1992, the Board of Directors declared a 2-for-1 stock split, paid May 8, 1992, in the form of a dividend of one additional share of the Company's common stock for each share owned by stockholders of record at the close of business on April 17, 1992. Par value remained at $1 per share. The stock split resulted in the issuance of 30,051,000 additional shares of common stock from authorized but unissued shares. The issuance of authorized but unissued shares resulted in the transfer of $3,657,000 from capital in excess of par value and $26,394,000 from retained earnings to common stock, representing the par value of the shares issued.

         The Company declared a dividend distribution of one right on each share of common stock outstanding on and after February 9, 1987. Each right, when exercisable, entitles a stockholder to buy one two-hundredth of a share of a new series of preferred stock at a price of $50. The rights become exercisable when a person or group acquires 20% or more or tenders for 30% or more of the Company's common stock. This preferred stock is nonredeemable and will have one vote per share. The rights are nonvoting, expire in 1997 and may be redeemed prior to becoming exercisable. The Company has reserved 500,000 preferred shares, designated as Series B Junior Participating Preferred Stock, for issuance upon exercise of such rights. In the event that the Company is acquired in a merger or other business combination, each outstanding right would entitle a holder to purchase that number of shares of common stock of the surviving company which, at the time of such transaction, would have a market value of two times the exercise price paid.


   12. Research and Development

         During 1993, 1992 and 1991, Company-sponsored research and development expenditures were approximately $34.7 million, $32.1 million and $24.7 million, respectively. Customer-sponsored research and development, primarily for Department of Energy programs, accounted for additional expenditures of approximately $137 million in 1993, $133 million in 1992 and $127 million in 1991.


   13. Employee Benefit Plans

         The Company has a savings plan for the benefit of qualified U.S. employees. Under this plan, the Company contributes an amount equal to the lesser of 50% of the amount of the employee's voluntary contribution or 3% of the employee's annual compensation. In 1994, the Company contribution will be increased to the lesser of 55% of the employee's voluntary contribution or 3.3% of the employee's annual compensation.

         The Company has defined benefit pension plans covering substantially all U.S. employees and non-U.S. pension plans for non-U.S. employees. The plans provide benefits that are based on an employee's years of service and compensation near retirement. Assets of the U.S. plan are composed primarily of corporate equity and debt securities.


   Net periodic pension cost included the following components:

     (In thousands)                           1993        1992        1991
                                          --------    --------    --------
     Service cost - benefits earned
       during the period                  $  8,398    $  8,164    $  6,608
     Interest cost on projected
       benefit obligations                  14,030      12,824      11,184
     Actual return on plan assets          (18,316)    (11,005)    (14,686)
     Net amortization and deferral           3,852      (1,914)      2,783
                                          --------    --------    --------
                                          $  7,964    $  8,069    $  5,889
                                          ========    ========    ========

        The increase in 1992 pension costs resulted from the inclusion of new participants and the pension expense of Heimann Optoelectronics, acquired in 1992.

         The following table sets forth the funded status of the principal U.S. plan and the principal non-U.S. plans and the amounts recognized in the Company's Consolidated Balance Sheet at January 2, 1994 and
   January 3, 1993:

     (In thousands)                                1993                   1992
                                            ------------------     ------------------
                                            Non-U.S.      U.S.     Non-U.S.      U.S.
                                            --------  --------     --------  --------
    Actuarial present value of
       benefit obligations:
         Vested benefit obligations          $18,143  $141,325      $13,323  $109,944
                                             =======  ========      =======  ========
         Accumulated benefit
           obligations                       $20,176  $148,295      $16,094  $115,402
                                             =======  ========      =======  ========
     Projected benefit obligations
       for service provided to date          $25,673  $173,379      $21,244  $142,778
     Plan assets at fair value                     -   164,593            -   139,774
                                             -------  --------      -------  --------
     Plan assets less than
       projected benefit obligations          25,673     8,786       21,244     3,004
     Unrecognized net transition asset             -     6,010            -     6,762
     Unrecognized prior service costs         (1,459)    1,041            -      (394)
     Unrecognized net gain (loss)               (635)  (25,213)         925   (10,854)
                                             -------  --------      -------  --------
     Accrued pension liability (asset)       $23,579  $ (9,376)     $22,169  $ (1,482)
                                             =======  ========      =======  ========

     Assumptions of the principal plan were:
       Discount rate                            7.00%     7.40%       7.50%      8.50%
       Rate of compensation increase            4.50%     5.00%       5.00%      5.82%
       Long-term rate of return on assets          -      9.75%          -      10.00%


         The non-U.S. accrued pension liability included $22.7 million and $21.9 million classified as long-term liabilities as of January 2, 1994 and January 3, 1993, respectively. The U.S. pension asset was classified as other assets.

         The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. At January 2, 1994 and January 3, 1993, the projected benefit obligations were $10.2 million and $7.1 million, respectively. Assets of $4.7 million and $3.3 million, segregated in a trust, were available to meet this obligation as of January 2, 1994 and January 3, 1993. Pension expense for this plan was approximately $1 million in 1993, $0.9 million in 1992 and $0.7 million in 1991.

         Effective January 4, 1993, the Company adopted SFAS No. 106 on accounting for postretirement benefits other than pensions for its U.S. retiree health benefits. This statement requires the expected cost of postretirement benefits to be charged to expense during the years in which employees render service. This is a change from the prior policy of recognizing these costs as paid. As part of adopting the new standard, the Company recorded a one-time, non-cash charge against earnings of $20 million before taxes, or $13.2 million after income taxes ($.23 per share). This cumulative adjustment represents the discounted present value of expected future retiree health benefits attributed to employees' service rendered prior to January 4, 1993.

        The Company provides health care benefits for eligible retired
   U.S. employees under a comprehensive major medical plan or under health maintenance organizations where available. The majority of the Company's U.S. employees become eligible for retiree health benefits if they retire directly from the Company and have at least 10 years of service. Generally, the major medical plan pays stated percentages of covered expenses after a deductible is met, and takes into consideration payments by other group coverages and by Medicare. The Plan requires retiree contributions under most circumstances and has provisions for cost sharing changes. For employees retiring after 1991, the Company has capped its medical premium contribution based on employees' years of service. The Company funds the amount allowable under a 401(h) provision in the Company's defined benefit pension plan. Assets of the plan are composed primarily of corporate equity and debt securities.

         Postretirement medical benefit expense computed under SFAS No. 106 amounted to $2 million in 1993. Amounts included in expense for 1992 and 1991 under the previous cash method of accounting were $0.8 million and $0.7 million, respectively. If the 1993 expense had been determined under the cash method of accounting, the amount recognized would have been $1 million.

         Net periodic postretirement medical benefit cost for 1993 included the following components:

    (In thousands)                                            1993
                                                            ------
    Service cost - benefits earned during the period        $  360
    Interest cost on accumulated benefit obligation          1,686
    Actual return on plan assets                                (3)
    Net amortization and deferral                                3
                                                            ------
                                                            $2,046
                                                            ======

        The following table sets forth the plan's funded status and the amount recognized in the Company's Consolidated Balance Sheet at January 2,
  1994:

    (In thousands)                                            1993
                                                           -------
    Accumulated benefit obligation:
       Current retirees                                    $15,638
       Active employees eligible to retire                   3,134
       Other active employees                                3,217
                                                           -------
                                                            21,989
    Plan assets at fair value                                2,003
                                                           -------
    Plan assets less than accumulated benefit obligation    19,986
    Unrecognized net loss                                     (993)
                                                           -------
    Accrued postretirement medical liability               $18,993
                                                           =======
    Assumptions of the plan are:
        Discount rate                                          7.4%
        Health care cost trend:
           First year                                         15.0%
           Ultimate                                            6.0%
           Years to reach ultimate                        10 years
        Long-term rate of return on assets                    9.75%

         The accumulated postretirement medical benefit obligation included $18 million classified as long-term liabilities as of January 2, 1994.

         If the health care cost trend rate was increased 1%, the accumulated postretirement benefit obligation would have increased by approximately $1.6 million. The effect of this increase on the annual cost for 1993 would be approximately $0.1 million.

         The Company also has an incentive compensation plan for certain officers and key employees. Awards under this plan are approved annually by the Board of Directors and are limited by certain predetermined criteria.

         The total expense under all benefit plans referred to above amounted to approximately $18.8 million in 1993, $21 million in 1992 and $23.2 million in 1991. In addition, the Company maintains various other employee benefit plans, including health and life insurance plans.

         The above information does not include amounts related to benefit plans applicable to employees associated with contracts with the Department of Energy and NASA because the Company is not responsible for the current or future funded status of the plans.

         The Company will adopt SFAS No. 112 on accounting for postemployment benefits in 1994. This new standard requires that benefits paid for former or inactive employees after employment but prior to retirement must be accrued if certain criteria are met. The Company does not expect at this time that the statement, when adopted, will have a material impact on its financial position or results of operations.


   14.  Leases

         The Company leases certain property and equipment under operating leases. Rental expense charged to earnings for 1993, 1992 and 1991 amounted to $18.7 million, $20.6 million and $19.6 million, respectively. Minimum rental commitments under noncancelable operating leases through 1998 do not exceed $16.7 million annually and aggregate $4.4 million after 1998. The above information does not include amounts related to leases covered by contracts with the Department of Energy and NASA because the costs are reimbursable under the contracts.


   15. Other Income (Expense), Net

   Other income (expense), net, consisted of the following:

     (In thousands)                          1993        1992        1991
                                          -------     -------     -------
     Interest and dividend income         $ 4,043     $ 3,380     $ 2,789
     Gains (losses) on investments, net     2,975        (338)       (622)
     Interest expense                      (6,264)     (7,241)     (8,833)
     Other                                    254       2,116       1,829
                                          -------     -------     -------
                                          $ 1,008     $(2,083)    $(4,837)
                                          =======     =======     =======

         Gains (losses) on investments for 1991 included net gains of $5.9 million resulting from sales of investment securities and a loss of $6.5 million due to a reduction in the carrying value of certain nonmarketable investments to their expected realizable values.

   16. Income Taxes

         Effective January 4, 1993, the Company adopted SFAS No. 109 on accounting for income taxes. This standard determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Prior to the implementation of this statement, the Company accounted for income taxes under Accounting Principles Board Opinion No. 11. As part of adopting the new standard, the Company recorded a one-time, non-cash charge against earnings of $7.3 million ($.13 per share).

         The components of income before income taxes for financial reporting purposes were as follows:

     (In thousands)                           U.S.    Non-U.S.       Total
                                          --------    --------    --------
     1993                                 $103,812     $18,043    $121,855
                                          ========     =======    ========
     1992                                 $110,779     $10,296    $121,075
                                          ========     =======    ========
     1991                                 $105,596     $14,762    $120,358
                                          ========     =======    ========

   The components of the provision for income taxes were as follows:

   (In thousands)         1993                       1992                       1991
                ------------------------   ------------------------   ------------------------
                           Non-                       Non-                       Non-
                Federal    U.S.    Total   Federal    U.S.    Total   Federal    U.S.    Total
                -------  ------  -------   -------  ------  -------   -------  ------  -------
   Current      $34,936  $6,398  $41,334   $34,147  $4,491  $38,638   $37,972  $5,577  $43,549
   Deferred
    (Prepaid)     1,447    (497)     950    (3,761) (1,581)  (5,342)   (2,268) (2,165)  (4,433)
                -------  ------  -------   -------  ------  -------   -------  ------  -------
                $36,383  $5,901  $42,284   $30,386  $2,910  $33,296   $35,704  $3,412  $39,116
                =======  ======  =======   =======  ======  =======   =======  ======  =======

         The provision for deferred (prepaid) taxes resulted primarily from temporary differences in the recognition of income and expenses for tax purposes and for financial statement purposes. The sources and tax effects related to the following:

     (In thousands)                           1993        1992        1991
                                           -------     -------     -------
     Expenses not currently deductible     $ 1,303     $(4,693)    $(2,220)
     Deferred award fee                     (2,363)        604       1,770
     Other                                   2,010      (1,253)     (3,983)
                                           -------     -------     -------
                                           $   950     $(5,342)    $(4,433)
                                           =======     =======     =======

         The major differences between the Company's effective tax rate and the Federal statutory rate were as follows:

                                          1993       1992       1991
                                         -----      -----      -----
     Federal statutory rate               35.0%      34.0%      34.0%
     Non-U.S. rate differential, net      (0.6)      (0.7)      (0.8)
     Adjustment of prior estimated
       tax liabilities                      -        (4.5)      (1.7)
     Sale of an investment                  -        (1.7)        -
     Other, net                            0.3        0.4        1.0
                                          ----       ----       ----
     Effective tax rate                   34.7%      27.5%      32.5%
                                          ====       ====       ====

         The effect of SFAS No. 109 on the consolidated effective tax rate was minimal in 1993. If SFAS No. 109 had been in effect for 1992 and 1991, the consolidated effective tax rates would not have changed.

         The tax effects of temporary differences and carry forwards which gave rise to prepaid (deferred) income taxes as of January 2, 1994 were as follows:

              (In thousands)                                    1993
                                                             -------
              Nondeductible reserves                         $ 3,748
              Untaxed reserves                                (3,948)
              Depreciation                                     7,913
              Inventory reserves                               5,588
              State income taxes                               4,430
              Vacation pay                                     5,107
              Award and holdback fees                         (5,619)
              Non-U.S. net operating loss carryforwards        9,939
              Valuation allowance                             (9,939)
              Postretirement health benefits                   7,000
              Pension contribution                            (2,327)
              All other, net                                  10,342
                                                             -------
              Total Prepaid Taxes                            $32,234
                                                             =======

         In the above table, prepaid (deferred) income tax items were shown as assets or (liabilities) with no netting except for "other," which included prepaid tax assets of $19.7 million and deferred tax liabilities of $9.4 million.

         At January 2, 1994, the Company had non-U.S. net operating loss carryforwards of approximately $22.3 million for income tax purposes which either expire in years 1994 through 2000 or carryforward indefinitely. The $9.9 million valuation allowance required under SFAS No. 109 represents the tax effect of non-U.S. net operating loss carryforwards that are not anticipated to be utilized.

         Current prepaid income taxes of $18.7 million and $23.2 million at January 2, 1994 and January 3, 1993, respectively, were included in other current assets. Long-term prepaid income taxes of $13.6 million and $9.2 million were included in other long-term assets at January 2, 1994 and January 3, 1993, respectively.

         In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Repatriation of retained earnings is done only when it is advantageous. Applicable Federal taxes are provided only on amounts planned to be remitted. Accumulated net earnings of non-U.S. subsidiaries for which no Federal taxes have been provided for 1993, 1992 and 1991 were $66.6 million, $59.1 million and $53 million, respectively, exclusive of those amounts that if remitted would result in little or no additional tax due to the availability of non-U.S. tax credits. Federal taxes on these earnings would have aggregated for 1993, 1992 and 1991, respectively, $19.5 million, $17.1 million and $16 million.

         The Internal Revenue Service is currently examining the Company's Federal income tax returns for the years 1988 through 1990. The Company believes that the results of this examination will not have a material effect on its financial position or results of operations.


   17. Earnings Per Share

         Earnings per share of common stock were computed by dividing net income by the weighted average number of common shares outstanding. The number of shares issuable on the exercise of stock options had no material effect on earnings per share. The weighted average number of shares used in the earnings per share computations were 56,504,000 for 1993, 56,385,000 for 1992 and 55,901,000 for 1991.


   18. Industry Segment and Geographic Area Information

         The Company's operations are classified into five industry segments: Technical Services, DOE Support, Instruments, Mechanical Components and Optoelectronics. The Company has changed the way its products and services are grouped into industry segments to better reflect the markets served and the Company's strategies for the future. Data for prior periods have been restated accordingly. The products and services of the segments are described elsewhere in the Annual Report. Sales and income from operations by industry segment are shown in the Segment Sales and Income section of this report; such information with respect to 1993, 1992 and 1991 is considered an integral part of this note.

         Sales to U.S. Government agencies, which were predominantly to the Department of Energy, the Department of Defense and NASA, were $1,939 million, $2,035 million and $1,987 million in 1993, 1992 and 1991, respectively. The Company currently has five major award-fee contracts with the Department of Energy, for which funds are appropriated, work scopes are determined and award-fee pools are negotiated annually. The expiration dates for these contracts are as follows: one in 1994, three in 1995 and one in 1996. The Idaho contract expires in October 1994, and the Company is participating as the majority interest in a joint venture that has submitted a proposal for increased work scope at the facility. The Department of Energy's rules concerning contractor liability and performance evaluation currently apply to all five contracts. These new performance evaluation criteria create greater variability in the incentive awards earned. The contractor liability rules provide for increased contractor accountability for costs associated with events determined to have been avoidable. This liability is limited to the fee earned in the grading period in which the avoidable event occurs. In addition, the Department of Energy has announced its intention to proceed with a contract reform initiative. In October 1993, the Company was selected by NASA to continue as the base operations contractor at the Kennedy Space Center. The new contract has a potential term of 10 years, including options, contains reductions in contract value and could result in reductions in annual fee.

         Additional information relating to the Company's operations in the various industry segments follows:

                                 Depreciation and                 Capital
    (In thousands)             Amortization Expense             Expenditures
                            -------------------------    -------------------------
                               1993     1992     1991       1993     1992     1991
                            -------  -------  -------    -------  -------  -------
    Technical Services      $ 8,422  $ 7,991  $ 7,653    $ 6,315  $ 5,650  $ 4,974
    DOE Support                   -        -        -          -        -        -
    Instruments               9,213    8,131    8,425      6,555    4,768    6,276
    Mechanical Components     6,870    7,755    8,643      5,598    5,290    9,606
    Optoelectronics          12,417   11,595    8,189      8,469    6,305    4,708
    Corporate                   920      820      816        923      433    1,053
                            -------  -------  -------    -------  -------  -------
                            $37,842  $36,292  $33,726    $27,860  $22,446  $26,617
                            =======  =======  =======    =======  =======  =======

                                 Identifiable
  (In thousands)                    Assets
                           --------------------------
                               1993     1992     1991
                           -------- -------- --------
    Technical Services     $127,917 $133,351 $131,931
    DOE Support              11,959   22,189   17,171
    Instruments             256,117  217,792  215,029
    Mechanical Components    97,317  112,272  133,404
    Optoelectronics         142,630  142,543   90,577
    Corporate               132,868  121,593  109,785
                           -------- -------- --------
                           $768,808 $749,740 $697,897
                           ======== ======== ========

        DOE Support's identifiable assets mainly represent accounts receivable for fees from the U.S. Department of Energy. DOE Support's assets do not include U.S. Government funds and facilities that are devoted to the contracts and for which the Company is custodian. Corporate assets consist primarily of cash and cash equivalents, prepaid taxes and investments.

        Information relating to geographic areas follows:

    (In thousands)                Sales                     Income From Operations
                     --------------------------------     ----------------------------
                           1993       1992       1991         1993      1992      1991
                     ---------- ---------- ----------     --------  --------  --------
    U.S.             $2,427,663 $2,532,494 $2,484,972     $129,858  $142,272  $137,346
    Non-U.S.            270,285    256,328    203,570       18,562    10,781    15,305
    Corporate                 -          -          -      (27,573)  (29,895)  (27,456)
                     ---------- ---------- ----------     --------  --------  --------
                     $2,697,948 $2,788,822 $2,688,542     $120,847  $123,158  $125,195
                     ========== ========== ==========     ========  ========  ========

    (In thousands)         Identifiable Assets
                       ------------------------------
                           1993       1992       1991
                       --------   --------   --------
    U.S.               $317,303   $355,722   $364,990
    Non-U.S.            318,637    272,425    223,122
    Corporate           132,868    121,593    109,785
                       --------   --------   --------
                       $768,808   $749,740   $697,897
                       ========   ========   ========

        Over 60% of the identifiable assets of the non-U.S. operations are located in European Community countries. Transfers between geographic areas were not material.

  19. Quarterly Financial Information (Unaudited)

    Selected quarterly financial information follows:

   (In thousands except per share data)
                                                             Quarters
                                             --------------------------------------
                                                First    Second     Third    Fourth        Year
                                             --------  --------  --------  --------  ----------
   1993
   ----
   Sales                                     $648,926  $662,053  $746,248 $640,721   $2,697,948
   Income From  Operations                     29,382    31,353    25,119   34,993      120,847
   Income Before Cumulative Effect
      of Accounting Changes                    19,107    21,068    15,213   24,183       79,571
   Net Income                                  (1,393)*  21,068    15,213   24,183       59,071*
   Earnings Per Share Before Cumulative
      Effect of Accounting Changes                .34       .37       .27      .43         1.41
   Earnings Per Share                            (.02)*     .37       .27      .43         1.05*
   Cash Dividends Per Common Share                .13       .13       .13      .13          .52

   1992
   ----
   Sales                                      654,828   695,752    749,026  689,216   2,788,822
   Income From Operations                      27,234    33,481     32,194   30,249     123,158
   Net Income                                  18,058    21,770     22,096   25,855      87,779
   Earnings Per Share                             .32       .39        .39      .46        1.56
   Cash Dividends Per Common Share               .115      .125       .125     .125         .49

   *Includes one-time after-tax charges of $20.5 million, or $.36 per share, due to the Company's adoption of SFAS Nos. 106 and 109.

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Stockholders of EG&G, Inc.:

   We have audited the accompanying consolidated balance sheets of EG&G, Inc. (a Massachusetts corporation) and subsidiaries as of January 2, 1994, and January 3, 1993, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended January 2, 1994, January 3, 1993, and December 29, 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EG&G, Inc. and subsidiaries as of January 2, 1994, and January 3, 1993, and the results of their operations and their cash flows for the years ended January 2, 1994, January 3, 1993, and December 29, 1991, in conformity with generally accepted accounting principles.

   As explained in Notes 13 and 16 to the consolidated financial statements, effective January 4, 1993, the Company changed its method of accounting for postretirement benefits other than pensions and for income taxes.



   Boston, Massachusetts                            /s/Arthur Andersen & Co.
   January 24, 1994                                 ------------------------
                                                    Arthur Andersen & Co.

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ---------------------------------------------------------
   ACCOUNTING AND FINANCIAL DISCLOSURE
   -----------------------------------

         None.

                                        PART III

   ITEM l0.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   ------------------------------------------------------------

   a)  DIRECTORS

         The information required by this Item with respect to Directors is contained on Pages 3 through 9 of the Company's l994 Proxy Statement under the captions "Election of Directors" and "Information Relative to the Board of Directors and Certain of its Committees" and is herein incorporated by reference.

   b)  EXECUTIVE OFFICERS


         Listed below are the executive officers as of March 17, 1994. No family relationship exists between any of the officers.

            Name                    Position                      Age
            ----                    --------                      ---
            John M. Kucharski       Chairman of the Board,        58
                                    President and Chief
                                    Executive Officer

            Fred B. Parks           Senior Vice President         46

            Louis P. Valente        Senior Vice President         63

            James O. Zane           Senior Vice President         60

            Murray Gross            Vice President, General       57
                                    Counsel and Clerk

            John F. Alexander, II   Corporate Controller and      37
                                    Acting Chief Financial
                                    Officer

            Peter A. Broadbent      Treasurer                     55

            Angelo D. Castellana    Vice President                52

            James R. Dubay          Vice President                57

            Dale L. Fraser          Vice President                58

    Listing of Executive Officers - Continued

            Name                    Position                      Age
            ----                    --------                      ---
            Elmar Illek             Vice President                44

            Deborah S. Lorenz       Vice President                44

            Richard F. Murphy       Vice President                57

            Donald H. Peters        Vice President                53

            Luciano S. Rossi        Vice President                48

            Edward H. Snow          Vice President                57

            Charles M. Williams     Vice President                57

            Louis J. Williams       Vice President                54

            Peter H. Zavattaro      Vice President                56

         Mr. Kucharski joined the Company in 1972. He was elected a Vice President in 1979, a Senior Vice President in 1982 and Executive Vice President in 1985. In 1986 he was elected President and Chief Operating Officer and in 1987 Chief Executive Officer.

         Dr. Parks joined the Company in 1976. He was elected a Vice President in 1988 and a Senior Vice President in 1991.

         Mr. Valente joined the Company in 1968. He was elected Treasurer in 1979, a Vice President in 1983, and a Senior Vice President in 1991 and is Director of Acquisitions, Dispositions and Investments. Mr. Valente did not reflect in his reported holdings on Section 16(a) Form 4, 408 shares of Common Stock held by his wife and with respect to which Mr. Valente disclaims beneficial ownership. A Form 4 was filed correcting the inadvertent omission in Mr. Valente's reported holdings.

         Mr. Zane joined the Company in 1976. He was elected a Vice President in 1986 and a Senior Vice President in 1991 and is Group Executive of the DOE Support segment.

         Mr. Gross joined the Company in 1971. He was elected Assistant General Counsel and Assistant Clerk in 1978 and Vice President and General Counsel in 1990.

         Mr. Alexander joined the Company in 1982. He was elected Corporate Controller in 1991 and was appointed Acting Chief Financial Officer effective January 1994.

         Mr. Broadbent joined the Company in 1967. He was elected Treasurer in 1984.

         Mr. Castellana joined the Company in 1965. He was elected a Vice President in 1991 and is Chief Operating Officer of the Instruments segment.

         Mr. Dubay joined the Company in 1971. He was elected a Vice President in 1988 and is General Manager of EG&G Florida.

         Mr. Fraser joined the Company in 1961. He was elected a Vice President in 1990 and is General Manager of Reynolds Electrical and Engineering Company.

         Mr. Illek joined the Company in 1976. He was elected a Vice President in 1992 and is Group Executive of the Instruments segment.

         Ms. Lorenz joined the Company in 1990. She was elected a Vice President in 1992. From 1980 to 1990 Ms. Lorenz was Assistant Director of Investor Relations at British Petroleum, plc.

         Mr. Murphy joined the Company in 1960. He was elected a Vice President of the Company in 1987 and is Corporate Director of Human Resources.

         Dr. Peters joined the Company in 1968. He was elected a Vice President in 1987 and is Director of Planning.

         Mr. Rossi joined the Company in 1967. He was elected a Vice President in 1988 and is Group Executive of the Mechanical Components segment.

         Dr. Snow joined the Company in 1977. He was elected a Vice President in 1992 and is Group Executive of the Optoelectronics segment.

         Mr. C. M. Williams joined the Company in 1973. He was elected a Vice President in 1984 and is Group Executive of the Technical Services segment.

         Mr. L. J. Williams joined the Company in 1973. He was elected a Vice President in 1988 and is Director of Strategic Tax Projects.

         Mr. Zavattaro joined the Company in 1959. He was elected a Vice President in 1985 and is General Manager of Energy Measurements.


   ITEM ll.  EXECUTIVE COMPENSATION
   --------------------------------

         The information required to be disclosed by this Item is contained in Pages 12 - 21 of the Company's 1994 Proxy Statement from under the caption "Board Compensation Committee Report on Executive Compensation" up to and including "Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Value Table" and Notes thereto, and is herein incorporated by reference.


   ITEM l2.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
   ------------------------------------------------------------------------

         The information required by this Item is contained on Pages 9-12 of the Company's l994 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and is herein incorporated by reference.

   ITEM l3.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   --------------------------------------------------------

         Not applicable.


                                         PART IV


   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   --------------------------------------------------------------------------

   (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

      1. FINANCIAL STATEMENTS

         Included in Part II, Item 8:

         Consolidated Balance Sheet as of January 2, 1994 and January 3, 1993

         Consolidated Statement of Income for the Three Years Ended January 2, 1994

         Consolidated Statement of Stockholder's Equity for the Three Years Ended January 2, 1994

         Consolidated Statement of Cash Flows for the Three Years Ended January 2, 1994

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants


      2. FINANCIAL STATEMENT SCHEDULES

         Report of independent public accountants on financial statement schedules

         Schedule VIII - Valuation and Qualifying Accounts

         Schedule IX - Short-Term Borrowings

            Financial statement schedules, other than those above, are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

            Separate financial statements of the Registrant are omitted since it is primarily an operating company, and since all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed five percent of total consolidated assets.

      3. EXHIBITS

      (i) The Company's Restated Articles of Organization, as amended to date, including all Certificates of Vote of Directors Establishing a Series of a Class of Stock were filed with the Commission on July 16, 1992, as an Exhibit to Form-8 Amendment No. 1 to EG&G's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, and are herein incorporated by reference.

      (ii) The Company's By-Laws as amended by the Board of Directors on April 23, 1991, and on January 22, 1992, were filed with the Commission as
      Exhibit 14 (a)(3).(ii) to EG&G's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, and are herein incorporated by reference.

      (iii) The form of certificate used to evidence ownership of EG&G Common Stock, $1 par value, was filed as Exhibit 4(a) to EG&G's Registration Statement on Form S-3, File No. 2-69642, and is herein incorporated by reference.

   * (iv) The EG&G, Inc. 1978 Non-Qualified Stock Option Plan as amended by the Board of Directors on January 26, 1988, was filed with the Commission as Exhibit 14(a)3.(v) to EG&G's Annual Report on Form 10-K for the fiscal year ending January 3, 1988, and is herein incorporated by reference.

   *  (v)   The EG&G, Inc. 1982 Incentive Stock Option Plan as amended by the
      Board of Directors on January 24, 1990, was filed with the Commission as Exhibit B on pages 37-42 of EG&G's 1990 Proxy Statement, and is herein incorporated by reference.

   * (vi) The EG&G, Inc. 1992 STOCK OPTION PLAN was filed as Exhibit 4(v) to EG&G's Registration Statement on Form S-8, File No. 33-49898, and is herein incorporated by reference.

   *  (vii) Employment Contracts:

            (1) Employment contract between John M. Kucharski and EG&G dated November 1, 1993.

            (2) Employment contract between Murray Gross and EG&G dated November 1, 1993.

            (3) Employment contract between John F. Alexander, II and EG&G dated November 1, 1993.

            (4) Employment contract between Peter A. Broadbent and EG&G dated November 1, 1993.

            (5) Employment contract between Angelo Castellana and EG&G dated November 1, 1993.

            (6) Employment contract between James R. Dubay and EG&G dated November 1, 1993.

            (7) Employment contract between Dale L. Fraser and EG&G dated November 1, 1993.

            (8) Employment contract between Deborah S. Lorenz and EG&G dated November 1, 1993.

            (9) Employment contract between Richard F. Murphy and EG&G dated November 1, 1993.

            (10) Employment contract between Fred B. Parks and EG&G dated November 1, 1993.

            (11) Employment contract between Donald H. Peters and EG&G dated November 1, 1993.

            (12) Employment contract between Luciano S. Rossi and EG&G dated November 1, 1993.

            (13) Employment contract between Edward H. Snow and EG&G dated November 1, 1993.

            (14) Employment contract between Louis P. Valente and EG&G dated November 1, 1993.

            (15) Employment contract between Charles M. Williams and EG&G dated November 1, 1993.

            (16) Employment contract between Louis J. Williams and EG&G dated November 1, 1993.

            (17) Employment contract between James O. Zane and EG&G dated November 1, 1993.

            (18) Employment contract between Peter H. Zavattaro and EG&G dated November 1, 1993.

            Except for the name of the officer in the employment contracts identified by numbers 3 through and including 18, the form of said employment contracts is identical in all respects. The employment contracts identified by numbers 1 and 2 are identical to each other and are virtually identical to the contracts identified by numbers 3 through 18 except that they provide for a longer contract term. The employment contract between Richard F. Murphy and EG&G is representative of the employment contracts of the executive officers, and is attached hereto as Exhibit 14(a)(vii).

   *  (viii)  Remunerative Plans:

            (1) EG&G, Inc. Supplemental Executive Retirement Plan. Information with respect to this item is found following the Notes to Table II on Pages 17-18 of EG&G's 1994 Proxy Statement, and such information is herein incorporated by reference.

            (2) EG&G, Inc. Management Incentive Plan. Information with respect to this item is found on Page 13 of EG&G's 1994 Proxy Statement under the caption "Annual Incentive Plan", and such information is herein incorporated by reference.

      (ix)  Power of Attorney (appears on signature page)

      (x)   Subsidiaries of the Registrant

   * This exhibit is a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.


   (b)  REPORTS ON FORM 8-K
        There have been no reports on Form 8-K filed during the last quarter of the the fiscal year ended January 2, 1994.


   (c)  PROXY STATEMENT

         EG&G's 1994 Proxy Statement, in definitive form, was filed electronically on March 17, 1994, with the Securities and Exchange Commission in Washington, D.C. pursuant to the Commission's Rule 14(a)-6.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                    ON SCHEDULES

   To EG&G, Inc.:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of EG&G, Inc. included in this Form 10-K and have issued our report thereon dated
   January 24, 1994. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules VIII and IX are the responsibility of the Company's management and are presented for purposes of complying with the Securities an Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                /s/Arthur Andersen & Co.
   Boston, Massachusetts                        ------------------------
   January 24, 1994                             Arthur Andersen & Co.

                                    SCHEDULE VIII
                                    -------------

                             EG&G, INC. AND SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE THREE YEARS ENDED JANUARY 2, 1994

                                   (In thousands)


                           Balance at    Additions    Accounts                Balance
                            Beginning      Charged     Charged                 at End
   Description                of Year    to Income         Off       Other    of Year
   -----------             ----------    ---------    --------    --------    -------

   Reserve for
   -----------
     Doubtful Accounts
     -----------------
   Year Ended
    December 29, 1991          $6,453       $1,448    $(2,111)    $(265)       $5,525


   Year Ended
    January 3, 1993            $5,525       $  254    $  (920)    $ 762(A)     $5,621


   Year Ended
    January 2, 1994            $5,621       $  737    $  (755)    $ 523(B)     $6,126

   (A) Includes reserves of $1,378 related to a company acquired in 1992.
   (B) Includes reserves of $705 related to a company acquired in 1993.

                                        SCHEDULE IX
                                        -----------

                                 EG&G, INC. AND SUBSIDIARIES

                                    SHORT-TERM BORROWINGS

                          FOR THE THREE YEARS ENDED JANUARY 2, 1994

                                       (In thousands)



                           Balance at
                          End of Period
  Category of           -----------------   Maximum Amt. Average Amt.     Weighted
  Aggregate                      Weighted    Outstanding  Outstanding    Avg. Int.
  Short-Term                      Average         During       During  Rate During
  Borrowing             Amount  Int. Rate     The Period   The Period   The Period
  -----------           ------  ---------   ------------ ------------  -----------
   Year Ended
    December 29, 1991:

     Commercial Paper  $42,392       4.9%        $92,550      $69,222         6.3%

     Other Bank Loans  $14,029      10.9%        $14,029      $12,577        11.0%

   Year Ended
    January 3, 1993:

     Commercial Paper  $31,964       3.8%        $77,000      $41,777         4.1%

     Other Bank Loans  $ 7,929      10.4%        $14,579      $10,903        10.7%

   Year Ended
    January 2, 1994

     Commercial Paper  $34,941       3.4%        $81,000      $42,731         3.2%

     Other Bank Loans  $ 7,540       8.2%        $11,324      $ 8,501         8.0%


  The average amount outstanding during the period was based upon daily balances for commercial paper and upon quarter-end balances for other bank loans.

  The weighted average interest rate during the period was calculated based upon daily rates for commercial paper and upon quarter-end rates for other bank loans.

                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

           As independent public accountants, we hereby consent to the incorporation by reference of our reports dated January 24, 1994, included in this Form 10-K, into Registration Statements previously filed by EG&G, Inc. on, respectively, Form S-8, File No. 2-61241;
      S-8, File No. 2-98168; Form S-8, 33-17466; Form S-8, File No. 33-36082;
      Form S-8, File No. 33-35379; Form S-8, File No. 33-35374; Form S-8,
      File No. 33-43582; Form S-8, File No. 33-49898; and Form S-8, File
      No. 33-57606.

      Boston, Massachusetts                        /s/Arthur Andersen & Co.
      March 31, 1994                               ------------------------
                                                   ARTHUR ANDERSEN & CO.


                                 POWER OF ATTORNEY

           We, the undersigned officers and directors of EG&G, Inc., hereby severally constitute John M. Kucharski, and Murray Gross, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names, in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our name and behalf in our capacities as officers and directors to enable EG&G, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby rectifying and confirming signed by our said attorneys, and any and all amendments thereto.

           Witness our hands on the date set forth below.

                                     SIGNATURES

           Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EG&G, Inc.

      March 30, 1994                  By:/s/John M. Kucharski
                                         --------------------
                                         John M. Kucharski
                                         Chairman of the Board, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)

      March 30, 1994                  By:/s/John F. Alexander, II
                                         ------------------------
                                         John F. Alexander, II
                                         Corporate Controller and Acting
                                         Chief Financial Officer
                                         (Principal Accounting Officer and
                                          Principal Financial Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

      By:  /s/John M. Kucharski
           --------------------
           John M. Kucharski, Director
      Date:  March 30, 1994


      By: /s/Gail Deegan
          --------------
          Gail Deegan, Director
      Date:  March 30, 1994


      By:
           -----------------------
           Dean W. Freed, Director
      Date:  ________________________


      By:
           -----------------------
           Robert F. Goldhammer, Director
      Date:  ________________________


      By:
           ----------------------
           John B. Gray, Director
      Date:  ________________________


      By:  /s/Kent F. Hansen
           -----------------
           Kent F. Hansen, Director
      Date:  March 31, 1994


      By:  /s/Greta Marshall
           -----------------
           Greta Marshall, Director
      Date:  March 30, 1994


      By:  /s/Samuel Rubinovitz
           --------------------
           Samuel Rubinovitz, Director
      Date:  March 30, 1994

      By:  /s/William F. Pounds
           --------------------
           William F. Pounds, Director
      Date:  March 30, 1994

      By:  /s/John Larkin Thompson
           -----------------------
           John Larkin Thompson, Director
      Date:  March 30, 1994


      By:  /s/G. Robert Tod
           ----------------
           G. Robert Tod, Director
      Date:  March 30, 1994


      By:  /s/Joseph F. Turley
           -------------------
           Joseph F. Turley, Director
      Date:  March 30, 1994














































                                 EXHIBIT INDEX

Exhibit
Item 601,
Regulation S-K
- --------------

Exhibit 14(a)3.(vii)  Employment Contract:

          Employment contract between Richard F. Murphy and EG&G, Inc. dated November 1, 1993.

Exhibit 21  Subsidiaries of the Registrant