Form 10-Q
period 1994-04-03
EG&G INC
filed 1994-05-13
CIK 31791

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549


                                FORM 10-Q

      (Mark One)
      [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 3, 1994

                                   OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      Commission File Number 1-5075

                               EG&G, Inc.
         (Exact name of registrant as specified in its charter)

        Massachusetts                     04-2052042
(State or other jurisdiction of     (I.R.S. employer identification no.)
 incorporation or organization)

             45 William Street, Wellesley, Massachusetts  02181
             (Address of principal executive offices)(Zip Code)

                               (617) 237-5100
            (Registrant's telephone number, including area code)

                                    NONE
           (Former name, former address and former fiscal year,
                       if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                          Yes     X         No




Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                           Outstanding at May 1, 1994


Common Stock, $1 par value                        55,121,000

                                          (Excluding treasury shares)

                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                             EG&G, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF INCOME

             For the Three Months Ended April 3, 1994 and April 4, 1993

                                     (Unaudited)

                                                (In Thousands Except Per Share Data)
                                                 ----------------------------------
                                                         Three Months Ended
                                                      -----------------------
                                                       April 3,      April 4,
                                                         1994          1993
                                                      ---------     ---------
Sales:
   Products                                           $381,313      $377,911
   Services                                            295,173       271,015
                                                      --------      --------
      Total Sales                                      676,486       648,926
                                                      --------      --------
Costs and Expenses:
   Cost of sales:
      Products                                         324,249       321,209
      Services                                         271,425       241,224
                                                      --------      --------
   Total cost of sales                                 595,674       562,433
   Selling, general and administrative expenses         58,878        57,111
                                                      --------      --------
Total Costs and Expenses                               654,552       619,544
                                                      --------      --------
      Income From Operations                            21,934        29,382

Other income (expense), net (Note 2)                       (21)         (650)
                                                      --------      --------
Income Before Income Taxes                              21,913        28,732
Provision for Federal and non-U.S. income taxes          7,560         9,625
                                                      --------      --------
      Income Before Cumulative Effect of
        Accounting Changes                              14,353        19,107

 Cumulative Effect of Accounting Changes:
   Income taxes (Note 3)                                     -        (7,300)
   Postretirement benefits other than
      pensions (Note 4)                                      -       (13,200)
                                                      --------      --------
      Net Income (Loss)                               $ 14,353      $ (1,393)
                                                      ========      ========

                             EG&G, INC. AND SUBSIDIARIES

             For the Three Months Ended April 3, 1994 and April 4, 1993

Earnings Per Share:
      Income Before Cumulative Effect of
        Accounting Changes                                $.26         $ .34
   Cumulative Effect of Accounting Changes:
      Income taxes                                           -          (.13)
      Postretirement benefits other than pensions            -          (.23)
                                                          ----         -----
      Net Income (Loss)                                   $.26         $(.02)
                                                          ====         =====

Cash Dividends Per Common Share                           $.14         $ .13
                                                          ====         =====

Weighted Average Shares of Common Stock Outstanding     55,721        56,722

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                             EG&G, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET

                       As of April 3, 1994 and January 2, 1994

                               (Dollars in Thousands)
                                --------------------

                                                            April 3,     January 2,
                                                              1994          1994
                                                           ---------     ----------
                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                $ 47,306       $ 72,185
   Accounts receivable (including unbilled
      receivables of $62,100 as of April 3, 1994
      and $67,800 as of January 2, 1994), less reserves      236,073        237,609
   Inventories (Note 5)                                      130,279        121,581
   Other                                                      41,461         33,657
                                                            --------       --------
Total Current Assets                                         455,119        465,032
                                                            --------       --------
Property, Plant and Equipment:
   At cost (Note 6)                                          334,023        327,416
   Less - Accumulated depreciation and amortization          227,724        221,320
                                                            --------       --------
Net Property, Plant and Equipment                            106,299        106,096
                                                            --------       --------
Investments (Note 7)                                          30,138         25,920
                                                            --------       --------
Intangible and Other Assets (Note 8)                         180,751        171,760
                                                            --------       --------
      Total Assets                                          $772,307       $768,808
                                                            ========       ========

                             EG&G, INC. AND SUBSIDIARIES

                       As of April 3, 1994 and January 2, 1994

                               (Dollars in Thousands)
                                --------------------

Current Liabilities:
   Short-term debt                                          $ 53,458       $ 43,589
   Accounts payable                                           59,361         60,794
   Accrued expenses (Note 9)                                 131,699        132,714
                                                            --------       --------
Total Current Liabilities                                    244,518        237,097
                                                            --------       --------
Long-Term Liabilities                                         55,839         54,177
Contingencies                                                      -              -
Stockholders' Equity:
   Preferred stock - $1 par value, authorized
      1,000,000 shares; none outstanding                           -              -
   Common stock - $1 par value, authorized
      100,000,000 shares; issued 60,102,000 shares            60,102         60,102
   Capital in excess of par value                                  -              -
   Retained earnings                                         502,655        496,063
   Cumulative translation adjustments                         (5,809)        (8,287)
   Unrealized gain on marketable investments (Note 7)          3,654              -
                                                            --------       --------
                                                             560,602        547,878
   Less - Cost of shares held in treasury;
      4,981,000 shares at April 3, 1994 and
      3,970,000 shares at January 2, 1994                     88,652         70,344
                                                            --------       --------
Total Stockholders' Equity                                   471,950        477,534
                                                            --------       --------
      Total Liabilities and Stockholders' Equity            $772,307       $768,808
                                                            ========       ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS

            For the Three Months Ended April 3, 1994 and April 4, 1993

                                   (Unaudited)

                                                                 (In Thousands)
                                                                  ------------
                                                               Three Months Ended
                                                             -----------------------
                                                             April 3,       April 4,
                                                               1994           1993
                                                             --------       --------
Cash Flows From Operating Activities:
   Net income (loss)                                        $ 14,353       $ (1,393)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Cumulative effect of accounting changes                      -         20,500
      Depreciation and amortization                            8,815          9,290
      Changes in assets and liabilities:
         Decrease in accounts receivable                       2,046         14,954
         Increase in inventories                              (8,275)        (3,092)
         Decrease in accounts payable and accrued expenses    (2,898)          (597)
         Other                                               (17,545)       (15,563)
                                                            --------       --------
      Net Cash Provided by (Used in) Operating Activities     (3,504)        24,099
                                                            --------       --------

Cash Flows From Investing Activities:
   Capital expenditures                                       (6,977)        (5,972)
   Other                                                       1,927           (611)
                                                            --------       --------
      Net Cash Used in Investing Activities                   (5,050)        (6,583)
                                                            --------       --------

Cash Flows From Financing Activities:
   Changes in commercial paper                                 7,960         (2,988)
   Other changes in debt                                       1,616         (1,506)
   Proceeds from issuing common stock                            925          3,028
   Purchases of common stock                                 (19,139)        (8,688)
   Cash dividends                                             (7,855)        (7,388)
                                                            --------       --------
      Net Cash Used in Financing Activities                  (16,493)       (17,542)
                                                            --------       --------

Effect of exchange rate changes on cash
   and cash equivalents                                          168            (75)
                                                            --------       --------
      Net Decrease in Cash and Cash Equivalents              (24,879)          (101)

Cash and cash equivalents at beginning of period              72,185         69,752
                                                            --------       --------
Cash and cash equivalents at end of period                  $ 47,306       $ 69,651
                                                            ========       ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                       EG&G, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

(1)  Principles of Consolidation
- - --------------------------------
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The balance sheet amounts as of January 2, 1994 in this report were extracted from the Company's audited 1993 financial statements included in the latest annual report on Form 10-K.

In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of April 3, 1994 and the results of operations for the three months ended April 3, 1994 and April 4, 1993 and the cash flows for the three months then ended. The results of operations are not necessarily to be considered indicative of the results for the entire year.

Effective January 3, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112 on accounting for postemployment benefits. This new standard requires that benefits paid for former or inactive employees after employment but prior to retirement must be accrued if certain criteria are met. Adoption of the statement did not have a material impact on the Company's financial position or results of operations.

(2)  Other Income (Expense), Net
- - --------------------------------
Other income (expense), net consisted of the following:

                                               (In Thousands)
                                                ------------
                                             Three Months Ended
                                             -------------------
                                             April 3,    April 4,
                                               1994        1993
                                             --------    --------
      Interest and dividend income             $ 839     $   854
      Interest expense                          (965)     (1,501)
      Other                                      105          (3)
                                               -----     -------
                                               $ (21)    $  (650)
                                               =====     =======

                      EG&G, INC. AND SUBSIDIARIES

                               (Unaudited)

(3)  Accounting for Income Taxes
- - --------------------------------
Effective January 4, 1993, the Company adopted SFAS No. 109 on accounting for income taxes. As part of adopting the new standard, the Company recorded a one-time, non-cash charge against earnings of $7.3 million ($.13 per share) in the first quarter of 1993.

(4)  Postretirement Benefits Other Than Pensions
- - ------------------------------------------------
Effective January 4, 1993, the Company adopted SFAS No. 106 on accounting for postretirement benefits other than pensions for its U.S. retiree health benefits. As part of adopting the new standard, the Company recorded a one-time, non-cash charge against earnings of $20 million before taxes, or $13.2 million after income taxes ($.23 per share), in the first quarter of 1993.

(5)  Inventories
- - ----------------
Inventories consisted of the following:

                                                 (In Thousands)
                                                  ------------
                                             April 3,  January 2,
                                               1994       1994
                                             --------  ----------
     Finished goods                          $ 32,737    $ 30,864
     Work in process                           33,840      30,393
     Raw materials                             63,702      60,324
                                             --------    --------
                                             $130,279    $121,581
                                             ========    ========

(6)  Property, Plant and Equipment, at Cost
- - -------------------------------------------
Property, plant and equipment consisted of the following:

                                                (In Thousands)
                                                 ------------
                                             April 3,  January 2,
                                               1994       1994
                                             --------  ----------
     Land                                    $ 14,367    $ 14,327
     Buildings and leasehold improvements      90,813      91,280
     Machinery and equipment                  228,843     221,809
                                             --------    --------
                                             $334,023    $327,416
                                             ========    ========

                      EG&G, INC. AND SUBSIDIARIES

                               (Unaudited)

(7)  Investments
- - ----------------
Investments consisted of the following:

                                                (In Thousands)
                                                 ------------
                                             April 3,  January 2,
                                               1994       1994
                                             --------  ----------
     Marketable investments                   $12,411     $ 6,838
     Other investments                         12,766      13,426
     Joint venture investments                  4,961       5,656
                                              -------     -------
                                              $30,138     $25,920
                                              =======     =======

Effective January 3, 1994, the Company adopted SFAS No. 115 on accounting for certain investments in debt and equity securities. This new standard requires that available-for-sale investments in equity securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized. At April 3, 1994, marketable investments classified as available-for-sale had an aggregate market value of $12.4 million and gross unrealized holding gains of $5.6 million. At April 3, 1994, $3.7 million was reported as a separate component of stockholders' equity, representing the unrealized holding gains, net of deferred federal income taxes.

(8)  Intangible and Other Assets
- - --------------------------------
Intangible and other assets consisted of the following:

                                                (In Thousands)
                                                 ------------
                                             April 3,  January 2,
                                               1994       1994
                                             --------  ----------
     Intangible assets                       $138,987    $139,205
     Other assets                              41,764      32,555
                                             --------    --------
                                             $180,751    $171,760
                                             ========    ========

The majority of the increase in other assets was due to an increase in prepaid pension expense.

                      EG&G, INC. AND SUBSIDIARIES

                               (Unaudited)

(9)  Accrued Expenses
- - ---------------------
Accrued expenses consisted of the following:

                                                (In Thousands)
                                                 ------------
                                             April 3,  January 2,
                                               1994       1994
                                             --------  ----------
     Payroll                                 $ 11,398    $ 13,375
     Employee benefits                         43,077      46,121
     Federal, non-U.S. and state
        income taxes                           29,690      26,119
     Other                                     47,534      47,099
                                             --------    --------
                                             $131,699    $132,714
                                             ========    ========

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------
                       EG&G, INC. AND SUBSIDIARIES

                          Results of Operations
                          ---------------------

The following industry segment information is presented as an aid to a better understanding of the operating results:

                                             (In Thousands)
                                              ------------
                                           Three Months Ended
                                    ------------------------------
                                     April 3,    April 4,  Increase
                                       1994        1993   (Decrease)
                                    ---------   ---------  --------
Sales:
   Technical Services               $156,421    $158,091    $(1,670)
   DOE Support                       350,739     329,362     21,377
   Instruments                        62,855      47,222     15,633
   Mechanical Components              56,039      63,641     (7,602)
   Optoelectronics                    50,432      50,610       (178)
                                    --------    --------    -------
        Total                       $676,486    $648,926    $27,560
                                    ========    ========    =======

Income From Operations:
   Technical Services               $ 11,841    $ 15,951    $(4,110)
   DOE Support                        10,061      14,251     (4,190)
   Instruments                           487         945       (458)
   Mechanical Components               3,352       4,493     (1,141)
   Optoelectronics                     3,408         776      2,632
   General Corporate Expenses         (7,215)     (7,034)      (181)
                                    --------    --------    -------
        Total                       $ 21,934    $ 29,382    $(7,448)
                                    ========    ========    =======

The discussion that follows is a summary analysis of the major changes in operating results by industry segment that occurred for the three months ended April 3, 1994 compared to the three months ended April 4, 1993.

Sales for 1994 were $676 million, $28 million above the 1993 level. Higher program scopes at Idaho and Mound resulted in a $21 million Department of Energy (DOE) Support increase. The $16 million Instruments increase resulted primarily from the sales of Wallac, acquired in June 1993. In Mechanical Components, the $8 million decrease resulted primarily from the divestiture of an operation in the fourth quarter of 1993 and from lower sales in the electromechanical and industrial sealing businesses.

Income from operations was $21.9 million in 1994, compared to $29.4 million in 1993. The $4.1 million decrease in Technical Services reflected the reduction in available fee under the new base operations contract at the Kennedy Space Center. In addition, profits in the automotive testing business were adversely impacted by the faster than anticipated return to normal sales levels following increases in 1993 caused primarily by the introduction of new industry testing protocols.

                               EG&G, INC. AND SUBSIDIARIES

In DOE Support, the $4.2 million decrease was primarily attributable to estimated lower performance grades at Rocky Flats and Idaho. In Instruments, the income generated by the Wallac acquisition was offset by the effects of pricing pressures in security instruments. Certain operating elements within this segment did not contribute to income as a result of continuing unfavorable market conditions. In Mechanical Components, the $1.1 million decrease resulted from lower sales and inventory adjustments. The $2.6 million Optoelectronics increase resulted primarily from improved margins in the German and Far East operations due to increased sales and cost reductions. The net change in other income (expense) was a $0.6 million reduction in expense due primarily to lower interest expense.


                     Liquidity and Capital Resources
                     -------------------------------

The Company's cash and cash equivalents decreased $24.9 million during the first quarter of 1994 while total debt increased $9.7 million. Net cash used in operating activities, which totaled $3.5 million, included a $13.7 million increase in prepaid pension. The Company invested
$7 million in physical plant and equipment during the first quarter of 1994 and expects to increase this level of investment in subsequent quarters.

In the fourth quarter of 1993, the Board of Directors authorized the purchase of up to a total of 5.5 million shares of the Company's common stock through periodic purchases on the open market. The Company has purchased 2.2 million shares under this program to date, including
1.1 million shares purchased in the first quarter of 1994.

Effective March 21, 1994, the Company concluded the restructuring of its credit facilities with the signing of two revolving credit agreements totaling $250 million. These agreements consist of a $175 million 364-day facility and a $75 million three-year facility and serve as backup facilities for the commercial paper borrowing.

                        PART II.  OTHER INFORMATION

                         EG&G, INC. AND SUBSIDIARIES


Item 4.  Results of Votes of Security Holders
         ------------------------------------

(a) The Company's annual meeting of stockholders was held on April 26, 1994.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors. All such nominees were elected, and the number of Directors was fixed at eleven.

(c) The stockholders voted 4,250,768 shares for and 39,899,963 shares against, with 2,829,013 shares abstaining and 3,144,439 shares not voting, on a stockholder proposal to request the Board of Directors to commission a subcommittee to develop criteria for the acceptance and execution of military contracts.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended April 3, 1994.

                       EG&G, INC. AND SUBSIDIARIES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EG&G, Inc.



                                       By /s/ John F. Alexander, II
                                          --------------------------------
                                         Corporate Controller and
                                         Acting Chief Financial Officer
                                         (Principal Accounting Officer and
                                          Principal Financial Officer)


Date  May 13, 1994
      ------------