Form 10-Q
period 1994-07-03
EG&G INC
filed 1994-08-02
CIK 31791

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549


                                FORM 10-Q

      (Mark One)
      [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 3, 1994

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

          Class                           Outstanding at July 31, 1994


Common Stock, $1 par value                        55,121,000

                                          (Excluding treasury shares)

                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                             EG&G, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF INCOME

          For the Three and Six Months Ended July 3, 1994 and July 4, 1993

                                     (Unaudited)
                                      ---------

                                                         (In Thousands Except Per Share Data)
                                                          ----------------------------------
                                                      Three Months Ended       Six Months Ended
                                                      ------------------       ----------------
                                                      July 3,    July 4,      July 3,     July 4,
                                                       1994       1993         1994        1993
                                                      -------    -------      -------     -------
   Sales:
     Products                                        $353,531   $388,073   $  734,844  $  765,984
     Services                                         292,466    273,980      587,639     544,995
                                                     --------   --------   ----------  ----------
       Total Sales                                    645,997    662,053    1,322,483   1,310,979
                                                     --------   --------   ----------  ----------
   Costs and Expenses:
     Cost of sales:
       Products                                       290,583    326,721      614,832     647,930
       Services                                       267,034    245,358      538,459     486,582
                                                     --------   --------   ----------  ----------
     Total cost of sales                              557,617    572,079    1,153,291   1,134,512
     Selling, general and administrative expenses      62,873     58,621      121,751     115,732
                                                     --------   --------   ----------  ----------
   Total Costs and Expenses                           620,490    630,700    1,275,042   1,250,244
                                                     --------   --------   ----------  ----------
       Income From Operations                          25,507     31,353       47,441      60,735

   Other income (expense), net (Note 2)                  (433)       328         (454)       (322)
                                                     --------   --------   ----------  ----------
   Income Before Income Taxes                          25,074     31,681       46,987      60,413
   Provision for Federal and non-U.S. income taxes      8,651     10,613       16,211      20,238
                                                     --------   --------   ----------  ----------
       Income Before Cumulative Effect of
         Accounting Changes                            16,423     21,068       30,776      40,175

   Cumulative Effect of Accounting Changes:
     Income taxes (Note 3)                                  -          -            -      (7,300)
     Postretirement benefits other than
       pensions (Note 4)
                                                            -          -            -     (13,200)
                                                     --------   --------   ----------  ----------
       Net Income                                    $ 16,423   $ 21,068   $   30,776  $   19,675
                                                     ========   ========   ==========  ==========

                         EG&G, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME

  For the Three and Six Months Ended July 3, 1994 and July 4, 1993 (Continued)

   Earnings Per Share:
       Income Before Cumulative Effect of
         Accounting Changes                              $.30       $.37         $.56       $ .71
     Cumulative Effect of Accounting Changes:
       Income taxes                                         -          -            -        (.13)
       Postretirement benefits other than pensions          -          -            -        (.23)
                                                         ----       ----         ----       -----
       Net Income                                        $.30       $.37         $.56       $ .35
                                                         ====       ====         ====       =====

   Cash Dividends Per Common Share                       $.14       $.13         $.28       $ .26
                                                         ====       ====         ====       =====

   Weighted Average Shares of Common Stock
    Outstanding                                        55,121     56,489       55,421      56,606

   The accompanying unaudited notes are an integral part of these consolidated financial statements.

                                      EG&G, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEET

                                As of July 3, 1994 and January 2, 1994

                                        (Dollars in Thousands)
                                         --------------------

                                                                        July 3,    January 2,
                                                                         1994         1994
                                                                        -------    ----------
                                                                     (Unaudited)
        Current assets:
          Cash and cash equivalents                                    $ 55,518      $ 72,185
          Accounts receivable (including unbilled
            receivables of $65,700 as of July 3, 1994
            and $67,800 as of January 2, 1994), less reserves           236,224       237,609
          Inventories (Note 5)                                          129,312       121,581
          Other                                                          42,251        33,657
                                                                       --------      --------
        Total Current Assets                                            463,305       465,032
                                                                       --------      --------
        Property, Plant and Equipment:
          At cost (Note 6)                                              350,227       327,416
          Less - Accumulated depreciation and amortization              234,613       221,320
                                                                       --------      --------
        Net Property, Plant and Equipment                               115,614       106,096
                                                                       --------      --------
        Investments (Note 7)                                             29,465        25,920
                                                                       --------      --------
        Intangible and Other Assets (Note 8)                            186,214       171,760
                                                                       --------      --------
            Total Assets                                               $794,598      $768,808
                                                                       ========      ========

                                         EG&G, INC. AND SUBSIDIARIES

                                   As of July 3, 1994 and January 2, 1994

        Current Liabilities:
          Short-term debt                                              $ 55,131      $ 43,589
          Accounts payable                                               60,241        60,794
          Accrued expenses (Note 9)                                     130,347       132,714
                                                                       --------      --------
        Total Current Liabilities                                       245,719       237,097
                                                                       --------      --------
        Long-Term Liabilities                                            57,792        54,177
        Contingencies                                                         -             -
        Stockholders' Equity:
          Preferred stock - $1 par value, authorized
            1,000,000 shares; none outstanding                                -             -
          Common stock - $1 par value, authorized
            100,000,000 shares; issued 60,102,000 shares                 60,102        60,102
          Capital in excess of par value                                      -             -
          Retained earnings                                             511,596       496,063
          Cumulative translation adjustments                              3,986        (8,287)
          Unrealized gain on marketable investments (Note 7)              4,053             -
                                                                       --------      --------
                                                                        579,737       547,878
          Less - Cost of shares held in treasury;
            4,981,000 shares at July 3, 1994 and
            3,970,000 shares at January 2, 1994                          88,650        70,344
                                                                       --------      --------
        Total Stockholders' Equity                                      491,087       477,534
                                                                       --------      --------
            Total Liabilities and Stockholders' Equity                 $794,598      $768,808
                                                                       ========      ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                                      EG&G, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                         For the Six Months Ended July 3, 1994 and July 4, 1993

                                              (Unaudited)

                                                                         (In Thousands)
                                                                          ------------
                                                                        Six Months Ended
                                                                     ----------------------
                                                                     July 3,        July 4,
                                                                      1994           1993
                                                                     -------        -------
        Cash Flows From Operating Activities:
           Net income                                               $ 30,776       $ 19,675
           Adjustments to reconcile net income to net
             cash provided by operating activities:
              Cumulative effect of accounting changes                      -         20,500
              Depreciation and amortization                           17,737         19,008
              Changes in assets and liabilities, net of effects
                from companies purchased:
                 Decrease in accounts receivable                       4,439         10,064
                 Increase in inventories                              (5,704)        (1,342)
                 Decrease in accounts payable and accrued expenses    (5,534)        (7,620)
                 Other                                               (18,972)       (17,060)
                                                                    --------       --------
              Net Cash Provided by Operating Activities               22,742         43,225
                                                                    --------       --------
        Cash Flows From Investing Activities:
           Capital expenditures                                      (21,253)       (12,335)
           Cost of acquisitions, net of cash
             and cash equivalents acquired                                 -        (33,548)
           Other                                                       3,217         (1,722)
                                                                    --------       --------
              Net Cash Used in Investing Activities                  (18,036)       (47,605)
                                                                    --------       --------
        Cash Flows From Financing Activities:
           Changes in commercial paper                                 9,967         29,984
           Other changes in debt                                         759         (2,694)
           Proceeds from issuing common stock                          1,166          6,453
           Purchases of common stock                                 (19,139)       (17,292)
           Cash dividends                                            (15,576)       (14,747)
                                                                    --------       --------
              Net Cash Provided by (Used in) Financing Activities    (22,823)         1,704
                                                                    --------       --------
        Effect of exchange rate changes on cash
          and cash equivalents                                         1,450         (1,197)
                                                                    --------       --------
              Net Decrease in Cash and Cash Equivalents              (16,667)        (3,873)

        Cash and cash equivalents at beginning of period              72,185         69,752
                                                                    --------       --------
        Cash and cash equivalents at end of period                  $ 55,518       $ 65,879
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

In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of July 3, 1994 and the results of operations for the three and six months ended July 3, 1994 and July 4, 1993 and the cash flows for the six months then ended. The results of operations are not necessarily to be considered indicative of the results for the entire year.

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

(2)  Other Income (Expense), Net
- - --------------------------------
Other income (expense), net, consisted of the following:

                                         (In Thousands)
                                          ------------
                            Three Months Ended   Six Months Ended
                            ------------------   ----------------
                            July 3,    July 4,  July 3,    July 4,
                             1994       1993     1994       1993
                            -------    -------  -------    -------
     Interest and
       dividend income      $   614    $   832  $ 1,453    $ 1,686
     Interest expense        (1,145)    (1,582)  (2,110)    (3,083)
     Other                       98      1,078      203      1,075
                            -------    -------  -------    -------
                            $  (433)   $   328  $  (454)   $  (322)
                            =======    =======  =======    =======

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

(5)  Inventories
- - ----------------
Inventories consisted of the following:

                                                (In Thousands)
                                                 ------------
                                              July 3,  January 2,
                                               1994       1994
                                              -------  ----------
     Finished goods                          $ 34,579    $ 30,864
     Work in process                           32,929      30,393
     Raw materials                             61,804      60,324
                                             --------    --------
                                             $129,312    $121,581
                                             ========    ========

(6)  Property, Plant and Equipment, at Cost
- - -------------------------------------------
Property, plant and equipment consisted of the following:

                                                (In Thousands)
                                                 ------------
                                              July 3,  January 2,
                                               1994       1994
                                              -------  ----------
     Land                                    $ 17,303    $ 14,327
     Buildings and leasehold improvements      97,266      91,280
     Machinery and equipment                  235,658     221,809
                                             --------    --------
                                             $350,227    $327,416
                                             ========    ========

                             EG&G, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                   (Unaudited)

(7)  Investments
- - ----------------
Investments consisted of the following:

                                                (In Thousands)
                                                 ------------
                                              July 3,  January 2,
                                               1994       1994
                                              -------  ----------
     Marketable investments                   $12,881     $ 6,838
     Other investments                         11,801      13,426
     Joint venture investments                  4,783       5,656
                                              -------     -------
                                              $29,465     $25,920
                                              =======     =======

Effective January 3, 1994, the Company adopted SFAS No. 115 on accounting for certain investments in debt and equity securities. This new standard requires that available-for-sale investments in equity securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized. At July 3, 1994, marketable investments classified as available-for-sale had an aggregate market value of $12.9 million and gross unrealized holding gains of $6.3 million. At July 3, 1994, $4.1 million was reported as a separate component of stockholders' equity, representing the unrealized holding gains, net of deferred federal income taxes.

(8)  Intangible and Other Assets
- - --------------------------------
Intangible and other assets consisted of the following:

                                                (In Thousands)
                                                 ------------
                                              July 3,  January 2,
                                               1994       1994
                                             --------  ----------
     Intangible assets                       $143,922    $139,205
     Other assets                              42,292      32,555
                                             --------    --------
                                             $186,214    $171,760
                                             ========    ========

The majority of the increase in other assets was due to an increase in prepaid pension expense.

                             EG&G, INC. AND SUBSIDIARIES

                                      (Unaudited)

(9)  Accrued Expenses
- - ---------------------
Accrued expenses consisted of the following:

                                                (In Thousands)
                                                 ------------
                                              July 3,  January 2,
                                               1994       1994
                                              -------  ----------
     Payroll                                 $ 13,032    $ 13,375
     Employee benefits                         47,624      46,121
     Federal, non-U.S. and state
       income taxes                            21,150      26,119
     Other                                     48,541      47,099
                                             --------    --------
                                             $130,347    $132,714
                                             ========    ========

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

                       EG&G, INC. AND SUBSIDIARIES

                          Results of Operations
                          ---------------------

The following industry segment information is presented as an aid to a better understanding of the operating results:

                                                        (In Thousands)
                                                         ------------
                                        Three Months Ended              Six Months Ended
                                    --------------------------     ---------------------------
                                    July 3,  July 4,  Increase    July 3,    July 4,  Increase
                                     1994     1993   (Decrease)    1994       1993   (Decrease)
                                    -------  -------  --------    -------    -------  --------
    Sales:
      Technical Services           $149,253 $161,176  $(11,923)$  305,674 $  319,267  $(13,593)
      DOE Support                   316,117  334,705   (18,588)   666,856    664,067     2,789
      Instruments                    71,074   55,449    15,625    133,929    102,671    31,258
      Mechanical Components          58,386   62,644    (4,258)   114,425    126,285   (11,860)
      Optoelectronics                51,167   48,079     3,088    101,599     98,689     2,910
                                   -------- --------  -------- ---------- ----------  --------
            Total                  $645,997 $662,053  $(16,056)$1,322,483 $1,310,979  $ 11,504
                                   ======== ========  ======== ========== ==========  ========

    Income from Operations:
      Technical Services           $ 11,798 $ 17,409  $ (5,611)$   23,639 $   33,360  $ (9,721)
      DOE Support                    11,455   12,723    (1,268)    21,516     26,974    (5,458)
      Instruments                     2,448    1,300     1,148      2,935      2,245       690
      Mechanical Components           4,126    5,554    (1,428)     7,478     10,047    (2,569)
      Optoelectronics                 3,786      984     2,802      7,194      1,760     5,434
      General Corporate Expenses     (8,106)  (6,617)   (1,489)   (15,321)   (13,651)   (1,670)
                                   -------- --------  -------- ---------- ----------  --------
            Total                  $ 25,507 $ 31,353  $ (5,846)$   47,441 $   60,735  $(13,294)
                                   ======== ========  ======== ========== ==========  ========

The discussion that follows is a summary analysis of the major changes in operating results by industry segment that occurred for the three and six months ended July 3, 1994 compared to the three and six months ended
July 4, 1993.

                             EG&G, INC. AND SUBSIDIARIES

Second Quarter 1994 Compared to Second Quarter 1993

Sales

Sales for the second quarter of 1994 of $646 million were $16 million below 1993 levels. Lower sales in Technical Services resulted primarily from a $12 million reduction in program expenditures under the new base operations contract at the Kennedy Space Center. In addition, sales returned to more normal levels in the automotive testing business following increases in 1993 caused by the introduction of new industry testing protocols. Department of Energy (DOE) Support sales levels declined primarily as a result of reduced program expenditures under the Rocky Flats contract. The increase in Instruments sales was due primarily to the acquisition of Wallac late in the second quarter of 1993 and, to a lesser extent, several large shipments of security instruments. In Mechanical Components, the decrease resulted primarily from the sale of an operation in late 1993. In Optoelectronics, the increase was caused by a higher level of shipments for flash products.

Income from Operations

Income from operations in 1994 was $25.5 million, $5.8 million less than 1993. In Technical Services, lower sales in the automotive testing business resulted in reduced income. The decrease also reflected the reduction in available fee under the new base operations contract at the Kennedy Space Center. The 1993 results of this segment included favorable contract adjustments negotiated in the second quarter.

In DOE Support, the reduction was due to lower performance grades earned under the Idaho and Rocky Flats contracts. Uncertainty continues to exist in the DOE Support segment. The Idaho contract is scheduled to expire October 1, 1994. The Company is participating as the majority interest in a joint venture that has submitted a proposal for increased work scope at the facility. The DOE has not awarded the contract as of the date of this filing. The terms of the joint venture's proposal could result in a reduction of income to the Company.

The DOE is proceeding with a contract reform initiative and has recently announced that five DOE sites will be competitively bid at the expiration of the current contracts. In addition to Idaho, the list of sites includes the Nevada Test Site and Rocky Flats where the Company's contracts with the DOE expire late in 1995. The contract reform initiative also provides for increased contractor liability. The Company is reviewing and evaluating the recently issued request for proposal for the Rocky Flats contract.

The decrease in Mechanical Components was due to increased start up costs for the transportation element of the electromechanical business and the impact of lower sales in the industrial seal business. The

                             EG&G, INC. AND SUBSIDIARIES

Optoelectronics increase was due to a higher level of shipments of flash products and the continued benefit of cost reductions implemented in 1993.

In Instruments, the income contributed by the Wallac sales was offset by costs associated with delays in new diagnostic product introductions and continued price erosion in the security instruments business.

Several operating elements, particularly in the Instruments segment, continue to underperform against key measures of profitability and return on investment. Management has intensified the ongoing review and is focusing on the development of alternative programs to achieve business goals. This review may result in a charge to operating income if the Company determines that restructuring is advantageous or if it is unable to realize the value of any associated assets, including goodwill.

The increase in general corporate expenses was due to separation costs and general cost increases. The change in other income (expense) was due primarily to foreign exchange losses.

Six Months 1994 Compared to Six Months 1993

Sales

Sales for the six months of 1994 of $1.3 billion were slightly ahead of 1993. Technical Services sales declined $13.6 million primarily from a $21 million reduction in program costs at the Kennedy Space Center, partially offset by an increase in sales at the Tooele chemical demilitarization facility which is preparing for operational start-up. Instruments sales increased $31.3 million in 1994 primarily due to the acquisition of Wallac late in the second quarter of 1993. The
$11.9 million decrease in Mechanical Components is primarily due to the divestiture of an operation late in 1993. Lower sales in our industrial seal and valve businesses also contributed to the decrease.

Income from Operations

Income from operations of $47.4 million declined $13.3 million in 1994. The $9.7 million decrease in Technical Services reflects the reduction in available fee at the Kennedy Space Center and the impact of lower sales in the automotive testing business. In addition, the 1993 results of Technical Services included adjustments from favorable contract negotiations. The decrease in DOE Support operating income is the result of lower performance grades at Rocky Flats and Idaho. In Instruments, the income contributed by the Wallac acquisition was offset by costs associated with delays in new diagnostic product introductions and price

                             EG&G, INC. AND SUBSIDIARIES
erosion in security instruments. The Mechanical Components decrease resulted from lower sales and inventory adjustments in the industrial seal business and costs associated with new programs. In Optoelectronics, the increase resulted from higher levels of shipments and improved margins resulting from cost reductions. The increase in general corporate expenses was due to separation costs and general cost increases.

                     Liquidity and Capital Resources
                     -------------------------------

The Company's cash and cash equivalents decreased $16.7 million in the first six months of 1994 while total debt increased $11.2 million. Net cash provided by operating activities totaled $22.7 million during the period. The Company invested $21.3 million in physical plant and equipment during the first half of 1994. The $8.9 million increase in capital expenditures over 1993 was due primarily to a higher level of investment to support new product development initiatives in the Optoelectronics segment.

In the fourth quarter of 1993, the Board of Directors authorized the purchase of up to a total of 5.5 million shares of the Company's common stock through periodic purchases on the open market. The Company has purchased 2.2 million shares under this program to date, including
1.1 million shares purchased in the first quarter of 1994. No shares were purchased under the program in the second quarter pending an evaluation of investment opportunities.

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

                       PART II.  OTHER INFORMATION

                       EG&G, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended July 3, 1994.

                       EG&G, INC. AND SUBSIDIARIES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EG&G, Inc.


                                       By /s/ Thomas J. Sauser
                                          ---------------------
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


Date  August 1, 1994