Form 10-Q
period 1994-10-02
EG&G INC
filed 1994-11-16
CIK 31791

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549


                                FORM 10-Q

      (Mark One)
      [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended October 2, 1994

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


                                          Yes     X         No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                           Outstanding at October 30, 1994


Common Stock, $1 par value                        55,124,000

                                          (Excluding treasury shares)

                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                             EG&G, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF OPERATIONS

       For the Three and Nine Months Ended October 2, 1994 and October 3, 1993

                                     (Unaudited)

                                             (In Thousands Except Per Share Data)
                                              ----------------------------------
                                          Three Months Ended      Nine Months Ended
                                          ------------------      -----------------
                                           Oct. 2,   Oct. 3,      Oct. 2,     Oct. 3,
                                            1994      1993         1994        1993
                                          --------   -------      -------     -------
Sales:
  Products                                $188,746  $168,054   $  547,868    $514,127
  Services                                 148,114   164,200      444,619     465,039
                                          --------  --------   ----------    --------
    Total Sales                            336,860   332,254      992,487     979,166
                                          --------  --------   ----------    --------
Costs and Expenses:
  Cost of sales:
    Products                               133,434   118,270      384,390     364,386
    Services                               130,414   139,417      389,478     391,454
                                           -------   -------      -------     -------
  Total cost of sales                      263,848   257,687      773,868     755,840
  Selling, general
    and administrative expenses             58,287    57,059      177,969     172,057
  Goodwill write-down (Note 2)              40,300         -       40,300           -
  Restructuring charges (Note 3)            30,400         -       30,400           -
                                           -------   -------    ---------     -------
Total Costs and Expenses                   392,835   314,746    1,022,537     927,897
                                           -------   -------    ---------     -------
    Operating Income (Loss) From
      Continuing Operations                (55,975)   17,508      (30,050)     51,269

Other income (expense), net (Note 4)        (3,382)   (1,110)      (3,836)     (1,432)
                                           -------    ------    ---------     -------
Income (Loss) From Continuing Operations
  Before Income Taxes                      (59,357)   16,398      (33,886)     49,837
Provision (benefit) for Federal and
  non-U.S. income taxes                     (2,417)    6,132        6,264      16,929
                                           -------    ------    ---------     -------
    Income (Loss) From
      Continuing Operations                (56,940)   10,266      (40,150)     32,908
Income From Discontinued Operations,
  Net of Income Taxes (Note 5)               8,646     4,947       22,632      22,480
                                           -------    ------    ---------     -------
    Income (Loss) Before Cumulative Effect
      of Accounting Changes                (48,294)   15,213      (17,518)     55,388
Cumulative Effect of Accounting Changes:
  Income taxes (Note 6)                          -         -            -      (7,300)
  Postretirement benefits other than
    pensions (Note 7)                            -         -            -     (13,200)
                                          --------  --------   ----------    --------
    Net Income (Loss)                     $(48,294) $ 15,213   $  (17,518)   $ 34,888
                                          ========  ========   ==========    ========

                             EG&G, INC. AND SUBSIDIARIES

       For the Three and Nine Months Ended October 2, 1994 and October 3, 1993

                                     (Unaudited)

Earnings (Loss) Per Share:
    Income (Loss) From
      Continuing Operations                      $(1.03)   $.18   $(.73)   $ .58
  Income From Discontinued Operations,
    Net of Income Taxes                             .15     .09     .41      .40
    Income (Loss) Before Cumulative Effect of
      Accounting Changes                           (.88)    .27    (.32)     .98
  Cumulative Effect of Accounting Changes:
    Income taxes                                      -       -       -     (.13)
    Postretirement benefits other than pensions       -       -       -     (.23)
                                                -------   -----   -----     -----
    Net Income (Loss)                           $ (.88)    $.27   $(.32)    $ .62
                                                ======    =====   =====     =====

Cash Dividends Per Common Share                 $  .14     $.13   $ .42     $ .39
                                                ======     ====   =====     =====

Weighted Average Shares of Common Stock
  Outstanding                                   55,121   56,219  55,321    56,477

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                             EG&G, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET

                       As of October 2, 1994 and January 2, 1994

                                (Dollars in Thousands)
                                 --------------------

                                                             October 2,    January 2,
                                                                1994          1994
                                                             ----------    ----------
                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                  $ 56,123      $ 72,185
  Accounts receivable (Note 8)                                223,969       225,643
  Inventories (Note 9)                                        130,449       121,581
  Other (Note 11)                                              47,880        33,760
  Net assets of discontinued operations (Note 5)               10,514         7,942
                                                             --------      --------
Total Current Assets                                          468,935       461,111
Property, Plant and Equipment:
  At cost (Note 10)                                           360,328       327,416
  Less - Accumulated depreciation and amortization            238,448       221,320
                                                             --------      --------
Net Property, Plant and Equipment                             121,880       106,096
                                                             --------      --------
Investments (Note 11)                                          21,779        25,920
                                                             --------      --------
Intangible and Other Assets (Notes 2, 12 and 14)              172,766       171,760
                                                             --------      --------
    Total Assets                                             $785,360      $764,887
                                                             ========      ========

                             EG&G, INC. AND SUBSIDIARIES

                      As of October 2, 1994 and January 2, 1994

                               (Dollars in Thousands)
                                --------------------

Current Liabilities:
  Short-term debt                                         $ 61,979      $ 43,589
  Accounts payable                                          66,044        60,787
  Restructuring reserve (Note 3)                            24,663
  Accrued expenses (Note 13)                               125,817       128,800
Total Current Liabilities                                  278,503       233,176
Long-Term Liabilities                                       62,327        54,177
Contingencies
Stockholders' Equity:
  Preferred stock - $1 par value, authorized
    1,000,000 shares; none outstanding                           -             -

  Common stock - $1 par value, authorized
    100,000,000 shares; issued 60,102,000 shares            60,102        60,102
  Capital in excess of par value                                 -             -
  Retained earnings                                        455,829       496,063
  Cumulative translation adjustments                        12,396        (8,287)
  Unrealized gain on marketable investments (Note 11)        4,853             -
                                                          --------       -------
                                                           533,180       547,878
  Less - Cost of shares held in treasury;
    4,981,000 shares at October 2, 1994 and
    3,970,000 shares at January 2, 1994                     88,650        70,344
                                                          --------       -------
Total Stockholders' Equity                                 444,530       477,534
                                                          --------       -------
    Total Liabilities and Stockholders' Equity            $785,360      $764,887
                                                          ========      ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                       EG&G, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS

         For the Nine Months Ended October 2, 1994 and October 3, 1993

                                (Unaudited)

                                                                         (In Thousands)
                                                                          ------------

                                                                       Nine Months Ended
                                                                     ----------------------
                                                                     Oct. 2,        Oct. 3,
                                                                      1994           1993
                                                                     -------        -------
Cash Flows From Operating Activities:
   Net income (loss)                                                $(17,518)      $ 34,888
   Deduct net income from discontinued operations                    (22,632)       (22,480)
   Add cumulative effect of accounting changes                             -         20,500
                                                                    --------       --------
   Income (loss) from continuing operations                          (40,150)        32,908
   Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by continuing operations:
      Goodwill write-down                                             40,300              -
      Noncash portion of restructuring charges                         4,902              -
      Restructuring charges to be paid in future periods              24,663              -
      Depreciation and amortization                                   26,599         28,934
      Losses on dispositions and investments, net                      2,969            741
      Changes in assets and other liabilities, net of
        effects from companies purchased and divested:
         Decrease in accounts receivable                               8,927         28,322
         Increase in inventories                                      (4,651)           (39)
         Increase (decrease) in accounts payable
           and accrued expenses                                       (4,293)         5,483
         Other                                                       (12,777)       (14,463)
                                                                    --------       --------
      Net Cash Provided by Continuing Operations                      46,489         81,886
      Net Cash Provided by Discontinued Operations                    20,060         26,374
                                                                    --------       --------
      Net Cash Provided by Operating Activities                       66,549        108,260
                                                                    --------       --------

Cash Flows From Investing Activities:
   Capital expenditures                                              (28,431)       (19,621)
   Cost of acquisitions, net of cash
     and cash equivalents acquired                                   (32,794)       (31,894)
   Other                                                               4,184          3,263
                                                                    --------       --------
      Net Cash Used in Investing Activities                          (57,041)       (48,252)
                                                                    --------       --------

                             EG&G, INC. AND SUBSIDIARIES

            For the Nine Months Ended October 2, 1994 and October 3, 1993

                                    (Unaudited)

Cash Flows From Financing Activities:
   Changes in commercial paper                                14,728         (7,993)
   Other changes in debt                                      (1,078)        (8,010)
   Proceeds from issuing common stock                          1,407          6,675
   Purchases of common stock                                 (19,139)       (24,956)
   Cash dividends                                            (23,290)       (22,077)
                                                            --------       --------
      Net Cash Used in Financing Activities                  (27,372)       (56,361)
                                                            --------       --------

Effect of exchange rate changes on cash
  and cash equivalents                                         1,802         (1,045)
                                                            --------       --------
      Net Increase (Decrease) in Cash and Cash Equivalents   (16,062)         2,602

Cash and cash equivalents at beginning of period              72,185         69,752
                                                            --------       --------
Cash and cash equivalents at end of period                  $ 56,123       $ 72,354
                                                            ========       ========

The accompanying  unaudited notes are  an integral part  of these consolidated  financial statements.

                       EG&G, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

(1)  Principles of Consolidation
- - - - --------------------------------
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The balance sheet amounts as of January 2, 1994 in this report were extracted from the Company's audited 1993 financial statements included in the latest annual report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current-year presentation for discontinued operations.

In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of October 2, 1994 and the results of operations for the three and nine months ended October 2, 1994 and October 3, 1993 and the cash flows for the nine months then ended. The results of operations are not necessarily to be considered indicative of the results for the entire year.

Effective January 3, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112 on accounting for postemployment benefits. This new standard requires that benefits paid for former or inactive employees after employment but prior to retirement must be accrued if certain criteria are met. Adoption of the statement did not have a material impact on the Company's financial position or results of operations. Also, the Company adopted SFAS No. 115 on accounting for certain investments in debt and equity securities (see note 11).

(2)  Goodwill Write-down
- - - - ------------------------
The continued decline in the financial results of the operating elements of the Berthold business (acquired in 1989), the resultant strategic and operational review and the application of the Company's objective measurement tests resulted in an evaluation of goodwill for possible impairment. The underlying factors contributing to the decline in financial results included changes in the marketplace, delays in customer acceptance of new technologies and worldwide economic conditions. The Company calculated the present value of expected cash flows to determine the fair value of the business, using a discount rate of 12% which represents the Company's weighted average cost of capital. The evaluation resulted in a $39.2 million write-down of Berthold's goodwill balance of $76 million. The evaluation also led the Company to determine that the remaining amortization period for the goodwill should be reduced from 36 years to 16 years based on the factors identified above. In the third quarter of 1994, the Company also wrote off
$1.1 million of a small Optoelectronics unit's goodwill.

                             EG&G, INC. AND SUBSIDIARIES

                                    (Unaudited)

(3)  Restructuring Charges
- - - - --------------------------
During the third quarter, management completed its review of various operating elements and developed a plan to reposition these businesses to attain the Company's business goals. The plan resulted in pre-tax restructuring charges of $30.4 million. The principal actions in the repositioning plan include reduction of manufacturing capacity, realignment of distribution channels, consolidation and reengineering of support infrastructure, disposal of under-utilized assets, withdrawal from certain unprofitable product lines, disposal of excess property and general cost reductions.

The repositioning plan will result in the termination of approximately 1,000 non-DOE employees; the net workforce reduction will be approximately 800 non-DOE employees. The major components of the restructuring charges were $21 million of employee separation costs, $4.9 million of noncash charges to dispose of certain product lines and assets through sale or abandonment and $4.5 million of charges to terminate lease and other contractual obligations no longer required as a result of the repositioning plan. The charges do not include additional costs associated with the repositioning plan such as voluntary early retirement programs, training, consulting, purchases of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred. The implementation of this plan commenced during the third quarter with a cash outlay of $0.8 million for termination costs; $24.7 million of cash outlays will occur in the remainder of 1994 and into 1995.

(4)  Other Income (Expense), Net
- - - - --------------------------------
Other income (expense), net, consisted of the following:

                                                     (In Thousands)
                                                      ------------
                                        Three Months Ended  Nine Months Ended
                                        ------------------  -----------------
                                        Oct. 2,   Oct. 3,   Oct. 2,   Oct. 3,
                                         1994      1993      1994      1993
                                        -------   -------   -------   -------
         Interest and
           dividend income              $   736   $ 1,131   $ 2,189   $ 2,817
         Interest expense                (1,352)   (1,605)   (3,462)   (4,688)
         Losses on
           investments, net
           (Note 11)                     (2,112)      (84)   (2,151)      (81)
         Other                             (654)     (552)     (412)      520
                                        -------   -------   -------   -------
                                        $(3,382)  $(1,110)  $(3,836)  $(1,432)
                                        =======   =======   =======   =======

(5)  Discontinued Operations
- - - - ----------------------------
During the third quarter of 1994, the Department of Energy (DOE) announced that Idaho Applied Technologies, a joint venture team in which the Company holds a majority interest, had not been selected to manage

                             EG&G, INC. AND SUBSIDIARIES

                                     (Unaudited)

(5)  Discontinued Operations (Continued)
- - - - ----------------------------------------
the expanded contract at the DOE's Idaho National Engineering Laboratory. In addition, the Company has decided not to seek renewal of its four remaining contracts with the DOE although it intends to continue to meet its obligations under the terms and conditions of the present contracts. The Company will not compete for management and operations contracts at other DOE facilities. Accordingly, the Company is reporting the results of the former DOE Support segment as discontinued operations for all periods presented in the consolidated financial statements.

The Company's remaining management and operations contracts with the DOE expire as follows:

      Reynolds Electrical and Engineering Company    December  31, 1995
      Energy Measurements, Inc.                      December  31, 1995
      EG&G Rocky Flats                               December  31, 1995
      EG&G Mound Applied Technologies                September 30, 1996

Summary operating results of the discontinued operations were as follows:

                                                     (In thousands)
                                          Three Months Ended      Nine Months Ended
                                          ------------------     -------------------
                                           Oct. 2,   Oct. 3,     Oct. 2,     Oct. 3,
                                            1994      1993        1994        1993
                                          --------  --------  ----------  ----------
Sales                                     $411,180  $413,994  $1,078,036  $1,078,061
Costs and expenses                         397,878   406,383   1,043,218   1,043,476
Income from discontinued
  operations                                13,302     7,611      34,818      34,585
Provision for Federal
  income taxes                               4,656     2,664      12,186      12,105
                                          --------   -------   ---------  ----------
Income from discontinued
  operations, net of
  income taxes                            $  8,646  $  4,947  $   22,632  $   22,480
                                          ========  ========  ==========  ==========

Net assets of discontinued operations consisted primarily of accounts receivable, $18 million at October 2, 1994 and $12 million at January 2, 1994, net of operating liabilities.

(6)  Income Taxes
- - - - -----------------
Effective January 4, 1993, the Company adopted SFAS No. 109 on accounting for income taxes. As part of adopting the new standard, the Company recorded a one-time, non-cash charge against earnings of $7.3 million ($.13 per share) in the first quarter of 1993.

The 1994 tax provision and effective rate for continuing operations were significantly impacted by the goodwill write-down and the restructuring charges. The Company has not recorded any tax benefit from the goodwill

                             EG&G, INC. AND SUBSIDIARIES

                                    (Unaudited)

(6)  Income Taxes (Continued)
- - - - ----------------------------
write-down and approximately $11 million of the restructuring charges because these charges, while tax deductible, will be incurred in tax jurisdictions where the company has existing operating loss carryforwards. At the present time the Company believes that it is more likely than not that these benefits will not be realized.

(7)  Postretirement Benefits Other Than Pensions
- - - - ------------------------------------------------
Effective January 4, 1993, the Company adopted SFAS No. 106 on accounting for postretirement benefits other than pensions for its U.S. retiree health benefits. As part of adopting the new standard, the Company recorded a one-time, non-cash charge against earnings of $20 million before taxes, or $13.2 million after income taxes ($.23 per share), in the first quarter of 1993.

(8)  Accounts Receivable
- - - - ------------------------
Accounts receivable as of October 2, 1994 and January 2, 1994 included unbilled receivables of $66.2 million and $56 million, respectively. Accounts receivable were net of reserves for doubtful accounts of $8.3 million and $6.1 million, respectively.

(9)  Inventories
- - - - ----------------
Inventories consisted of the following:

                                                            (In Thousands)
                                                             ------------
                                                       October 2,  January 2,
                                                          1994        1994
                                                       ----------  ----------
     Finished goods                                      $ 34,261    $ 30,864
     Work in process                                       34,857      30,393
     Raw materials                                         61,331      60,324
                                                         --------    --------
                                                         $130,449    $121,581
                                                         ========    ========

(10)  Property, Plant and Equipment, at Cost
- - - - --------------------------------------------
Property, plant and equipment consisted of the following:

                                                            (In Thousands)
                                                             ------------
                                                       October 2,  January 2,
                                                          1994        1994
                                                       ----------  ----------
     Land                                                $ 16,427    $ 14,327
     Buildings and leasehold improvements                  96,971      91,280
     Machinery and equipment                              246,930     221,809
                                                         ---------   --------
                                                         $360,328    $327,416
                                                         ========    ========

                             EG&G, INC. AND SUBSIDIARIES

                                     (Unaudited)

(11)  Investments
- - - - -----------------
Investments consisted of the following:

                                                            (In Thousands)
                                                             ------------
                                                       October 2,  January 2,
                                                          1994        1994
                                                       ----------  ----------
     Marketable investments                               $17,219     $ 6,838
     Other investments                                      9,339      13,426
     Joint venture investments                              4,504       5,656
                                                          -------     -------
                                                           31,062      25,920
     Less investments classified
       as other current assets                             (9,283)          -
                                                          -------     -------
                                                          $21,779     $25,920
                                                          =======     =======

Effective January 3, 1994, the Company adopted SFAS No. 115 on accounting for certain investments in debt and equity securities. This new standard requires that available-for-sale investments in equity securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized. At October 2, 1994, marketable investments classified as available-for-sale had an aggregate market value of $17.2 million and gross unrealized holding gains of $7.5 million. At October 2, 1994, $4.9 million was reported as a separate component of stockholders' equity, representing the unrealized holding gains, net of deferred federal income taxes.

During the third quarter of 1994, the Company wrote down certain investments by $1.8 million to their realizable value as the result of the decision to restructure associated operations and to liquidate the Company's position in investments no longer consistent with its strategic direction. In conjunction with the decision to liquidate certain investments, marketable investments of $6 million and other investments of $3.3 million were classified as other current assets at October 2, 1994.

                             EG&G, INC. AND SUBSIDIARIES

                                      (Unaudited)

(12)  Intangible and Other Assets
- - - - ---------------------------------
Intangible and other assets consisted of the following:

                                                            (In Thousands)
                                                             ------------
                                                      October 2,   January 2,
                                                         1994         1994
                                                      ----------   ----------
     Intangible assets                                  $131,420     $139,205
     Other assets                                         41,346       32,555
                                                        --------     --------
                                                        $172,766     $171,760
                                                        ========     ========

The $7.8 million net decrease in intangible assets resulted primarily from the $40.3 million write-down of goodwill and from current year amortization, partially offset by increases due to the IC Sensors and NoVOCs acquisitions (see note 14) and by the effect of translating goodwill denominated in non-U.S. currencies at current exchange rates. The majority of the increase in other assets was due to an increase in prepaid pension expense.

(13)  Accrued Expenses
- - - - ----------------------
Accrued expenses consisted of the following:

                                                            (In Thousands)
                                                             ------------
                                                       October 2,  January 2,
                                                          1994        1994
                                                       ----------  ----------
     Payroll                                             $ 13,005    $ 13,375
     Employee benefits                                     44,924      46,121
     Federal, non-U.S. and state
       income taxes                                        18,885      26,119
     Other                                                 49,003      43,185
                                                         --------    --------
                                                         $125,817    $128,800
                                                         ========    ========

(14)  Acquisitions
- - - - ------------------
In September 1994, the Company acquired IC Sensors, a leading supplier of micromachined sensing and control components for the automotive, medical, industrial and consumer product markets, for cash of $30 million. While the Company has not yet finalized the purchase price allocation, the excess of the cost over the fair market value of the net assets acquired is estimated to be $23 million. In September 1994, the Company also acquired NoVOCs, Inc. which offers a process for restoring groundwater contaminated by gasoline and other volatile organic compounds, for cash of $3.3 million. These acquisitions were accounted for using the purchase method. Their results of operations, which are included in the consolidated results of the Company from the date of acquisition, are not material to the consolidated results of operations.

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

                                      Results of Operations

The following industry segment information is presented as an aid to a better understanding of the operating results:

                                                        (In Thousands)
                                                         ------------
                                        Three Months Ended             Nine Months Ended
                                    --------------------------     ---------------------------
                                    Oct. 2,   Oct. 3, Increase     Oct. 2,   Oct. 3,  Increase
                                     1994      1993  (Decrease)     1994      1993   (Decrease)
                                    -------   ------- --------     -------   ------   --------
 Sales:
   Technical Services              $158,331 $164,211  $ (5,880)   $464,005  $483,478  $(19,473)
   Instruments                       65,921   60,966     4,955     199,850   163,637    36,213
   Mechanical Components             58,076   57,435       641     172,501   183,720   (11,219)
   Optoelectronics                   54,532   49,642     4,890     156,131   148,331     7,800
                                   -------- --------  --------    --------  --------  --------
         Total                     $336,860 $332,254  $  4,606    $992,487  $979,166  $ 13,321
                                   ======== ========  ========    ========  ========  ========

 Operating Income (Loss) From Continuing Operations:
   Technical Services              $  8,695 $ 15,717  $ (7,022)   $ 32,334  $ 49,077  $(16,743)
   Instruments                      (53,381)     658   (54,039)    (50,444)    2,903   (53,347)
   Mechanical Components              3,122    4,905    (1,783)     10,600    14,952    (4,352)
   Optoelectronics                   (4,399)   3,002    (7,401)      2,793     4,762    (1,969)
   General Corporate Expenses       (10,012)  (6,774)   (3,238)    (25,333)  (20,425)   (4,908)
                                   -------- --------  --------    --------  --------  --------
         Total                     $(55,975)$ 17,508  $(73,483)   $(30,050) $ 51,269  $(81,319)
                                   ======== ========  ========    ========  ========  ========

The operating income (loss) from continuing operations for the three and nine months ended October 2, 1994 included a goodwill write-down of $40.3 million and restructuring charges of $30.4 million. The impact of these nonrecurring charges on each segment was as follows: Technical Services $1.6 million, Instruments $55.7 million, Mechanical Components $2.7 million, Optoelectronics $9.7 million and General Corporate Expenses $1 million.

The discussion that follows is a summary analysis of the major changes in operating results by industry segment that occurred for the three and nine months ended October 2, 1994 compared to the three and nine months ended October 3, 1993.

Third Quarter 1994 Compared to Third Quarter 1993

During the third quarter of 1994, three significant events occurred that have a material effect on both the current financial results and the expected future performance of the Company. First, the Company decided not to seek renewal of its existing management and operations contracts with the Department of Energy (DOE). Although it intends to meet its obligations under the terms and conditions of current contracts, the Company will not compete for management and operations contracts at other DOE facilities. Accordingly, the Company is reporting the results of the former DOE Support segment as discontinued operations for all periods


                             EG&G, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

presented in the consolidated financial statements. Second, management completed its review of the remaining operating segments' performance and developed a plan to reposition these businesses to attain the Company's business goals. The plan resulted in restructuring charges of $30.4 million in the third quarter. Finally, the decline in the financial results of selected operating elements within the Instruments segment, together with a strategic and operational review of these operations, resulted in an evaluation of the related goodwill for possible impairment. This evaluation resulted in a write-down of goodwill of $39.2 million. This evaluation also led to a reduction in the estimated remaining useful life of the unamortized goodwill from 36 to 16 years. The Company also wrote-off $1.1 million of a small Optoelectronics unit's goodwill. Additional information related to these events is discussed below and in notes 2, 3, and 5.

Sales

Sales of $337 million from continuing operations for the third quarter of 1994 were $5 million above 1993 levels. Lower Technical Services sales resulted, in part, from a reduction in program expenditures under the new base operations contract at the Kennedy Space Center. In addition, sales returned to more normal levels in the automotive testing business following increases in 1993 caused by the introduction of new industry testing protocols. The $5 million Instruments increase resulted primarily from higher security products sales. In Mechanical Components, higher shipments of aerospace and transportation products were partially offset by the absence of sales from an operation divested late in 1993. In Optoelectronics, higher shipments of flash products contributed most of the increase.

Income (Loss) From Continuing Operations

In the third quarter of 1994, the operating loss from continuing operations was $56 million compared to income of $17.5 million in 1993. The loss from continuing operations included the restructuring charges of $30.4 million resulting from management's repositioning plan and the $40.3 million write-down of goodwill.

Restructuring Charges
During the third quarter, management completed its review of the operating segments and developed a plan to reposition these businesses to attain the Company's business goals. The plan resulted in restructuring charges of $30.4 million. The principal actions in the repositioning plan include reduction of manufacturing capacity, realignment of distribution channels, consolidation and reengineering of support infrastructure, disposal of under-utilized assets, withdrawal from certain unprofitable product lines, disposal of excess property and general cost reductions. The repositioning plan will result in the termination of approximately 1,000 non-DOE employees; the net reduction will be approximately 800 non-DOE employees. These combined actions are expected to result in pre-tax savings of approximately $17 million in 1995 and annualized pre-tax cost reductions of approximately $30 million starting in 1996. The major components of the restructuring charges were $21 million of employee separation costs, $4.9 million of noncash charges to dispose of certain product lines and assets through sale or abandonment and $4.5 million of

                               EG&G, INC. AND SUBSIDIARIES
charges to terminate lease and other contractual obligations no longer required as a result of the repositioning plan. The charges do not include additional costs associated with the repositioning plan such as voluntary early retirement programs, training, consulting, purchases of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred by the end of 1995.

In Technical Services, lower sales in the automotive testing business caused most of the decline in income. The decrease also reflected restructuring charges of $1.6 million and prior years contract settlements of $1.8 million which were recorded in the third quarter of 1994. The repositioning plan is not expected to have a significant, direct impact on future results in this segment as the cost reductions primarily relate to operations with cost reimbursable contracts. However, the Company does expect to be more competitive in future procurements as a result of the cost reductions.

The Instruments loss of $53.4 million resulted primarily from the goodwill write-down ($39.2 million of which is in this segment) and restructuring charges of $16.5 million. The income contributed by the higher sales of security products and cost reductions in another operation were partially offset by costs associated with delays in new diagnostic product introductions. The goodwill write-down relates to the Berthold businesses acquired in 1989. The repositioning plan is expected to result in annualized cost reductions of approximately $13 million.

In Mechanical Components, the income resulting from higher sales was offset by changes in accounts receivable provisions in the industrial seal business. The 1994 results included $2.7 million of restructuring charges. The repositioning plan is expected to result in annualized cost savings of approximately $3 million.

In Optoelectronics, profits resulting from higher shipments and the continued benefit of cost reductions implemented in 1993 were offset by $8.6 million of restructuring charges. In addition, the 1994 Optoelectronics results reflected a $1.1 million write-off of a small unit's goodwill. The repositioning plan is expected to result in annualized cost savings of approximately $7 million. The Company anticipates future increases in research and development and capital expenditures to support product development initiatives in this segment.

The increase in general corporate expenses was due to $1 million of restructuring charges, $1 million of consulting costs that were associated with the repositioning plan and general cost increases. The repositioning plan is expected to result in annualized corporate and other cost savings of approximately $7 million. The change in other income (expense) was due to the write-down of certain investments to their realizable value as the result of the decision to restructure associated operations and to liquidate the Company's position in investments no longer consistent with its strategic direction.

                                   EG&G, INC. AND SUBSIDIARIES

The 1994 tax provision and effective rate for continuing operations were significantly impacted by the goodwill write-down and the restructuring charges. The Company has not recorded any tax benefit from the goodwill write-down and approximately $ll million of the restructuring charges because these charges, while tax deductible, will be incurred in tax jurisdictions where the Company has existing operating loss carryforwards. At the present time, the Company believes that it is more likely than not that these benefits will not be realized.

Discontinued Operations

During the third quarter of 1994, the DOE announced that Idaho Applied Technologies, a joint venture in which the Company holds a majority interest, had not been selected to manage the expanded contract at the DOE's Idaho National Engineering Laboratory. The Company's contract to manage the facility expired September 30, 1994 and contributed
$240 million of sales and $7.7 million of operating income to discontinued operations in the first nine months of 1994. The Company has decided not to seek renewal of its remaining four contracts with the DOE although it intends to continue to meet its obligations under the terms and conditions of the present contracts. The Company will not compete for management and operations contracts at other DOE facilities. Accordingly, the Company is reporting the former DOE Support segment as discontinued operations for all periods presented in the consolidated financial statements.

The Company's remaining management and operations contracts with the DOE expire as follows:

Reynolds Electrical and Engineering Co., Inc.   December  31, 1995
EG&G Energy Measurements, Inc.                  December  31, 1995
EG&G Rocky Flats, Inc.                          December  31, 1995
EG&G Mound Applied Technologies, Inc.           September 30, 1996

Income from discontinued operations, net of income taxes, for the third quarter of 1994 was $3.7 million above 1993. Most of the increase was attributable to the Rocky Flats contract, reflecting a cost reduction incentive earned in 1994 and an adjustment for lower grades in 1993.

Nine Months 1994 Compared to Nine Months 1993

Sales

Sales for 1994 were $992 million, a $13 million increase over 1993 sales. Technical Services sales declined $19 million, primarily from the reduction in program expenditures under the new base operations contract at the Kennedy Space Center. Instruments sales increased $36 million, primarily due to the Wallac acquisition late in the second quarter of 1993. The $11 million decrease in Mechanical Components resulted primarily from the divestiture of an operation late in 1993. Higher shipments of flash products were partially offset by the absence of sales from an operation divested late in 1993, resulting in an $8 million Optoelectronics increase.

                                   EG&G, INC. AND SUBSIDIARIES

Income (Loss) From Continuing Operations

The loss from continuing operations was $30.1 million, resulting primarily from the goodwill write-down of $40.3 million and the restructuring charges of $30.4 million.

the $16.7 million decrease in Technical Services resulted primarily from the impact of lower sales in the automotive testing business and the reduction in available fee at the Kennedy Space Center. In addition, the segment had restructuring charges of $1.6 million and unfavorable contract settlements in 1994 companred to favorable contract settlements in 1993.

In Instruments, the $53.3 million decrease resulted primarily from the goodwill write-down of $39.2 million and the restructuring charges of $16.5 million. Benefits of cost reductions were partially offset by costs associated with delays in new diagnostic product introductions.

The Mechanical Components decrease resulted from restructuring charges of $2.7 million and from increased start-up costs for the transportation element of the electromechanical business and the impact of lower sales and inventory write-downs in the industrial seal business.

The Optoelectronics decrease was due primarily to the restructuring charges of $8.6 million, partially offset by the profits from higher shipments of flash products and the continued benefits of cost reductions implemented in 1993.

The increase in general corporate expenses was due to $1 million of restructuring charges, $1 million of consulting costs that were associated with the repositioning plan, separation costs incurred during the first six months of the year and general cost increases. The change in other income (expense) was due to the write-down of certain investments to their realizable value as the result of the decision to restructure associated operations and to liquidate the Company's position in investments no longer consistent with its strategic direction.

The 1994 tax provision and effective rate for continuing operations were significantly impacted by the goodwill write-down and the restructuring charges. The Company has not recorded any tax benefit from the goodwill write-down and approximately $11 million of the restructuring charges because these charges, while tax deductible, will be incurred in tax jurisdictions where the Company has existing operating loss carryforwards. At the present time, the Company believes that it is more likely than not that these benefits will not be realized.

Discontinued Operations

Income from discontinued operations, net of income taxes, was approximately the same for both periods as the Rocky Flats cost reduction incentive earned in 1994 was offset by lower grades earned on the Idaho contract.

                              EG&G, INC. AND SUBSIDIARIES

                      Liquidity and Capital Resources
                      -------------------------------

The Company's cash and cash equivalents decreased by $16.1 million in the nine months of 1994 while commercial paper borrowings increased
$14.7 million. Net cash provided by continuing operations was $46.5 million during the period. The Company acquired IC Sensors and NoVOCs, Inc. in September 1994 for net cash of $32.8 million. The Company invested $28.4 million in physical plant and equipment during the nine months. The $8.8 million increase in capital expenditures over 1993 was due primarily to a higher level of investment to support new product development initiatives in the Optoelectronics segment.

The implementation of the repositioning plan commenced during the third quarter of 1994 with a cash outlay of $0.8 million for termination costs with additional cash outlays of $24.7 million to occur in the remainder of 1994 and into 1995. In addition, cash outlays of approximately
$10 million will be required to support the repositioning plan in 1995. Anticipated proceeds from asset dispositions and the liquidation of certain investments in 1995 are expected to result in neutral or slightly positive net cash flows from the repositioning plan by the end of 1995. The repositioning plan is anticipated to improve cash flow by an estimated $20 million starting in 1996. The Company has also implemented an aggressive working capital reduction program.

Discontinued operations generated cash of $20.1 million for the nine months of 1994. The remaining cash flows from discontinued operations will decrease as the DOE contracts expire in 1995 and 1996.

In the fourth quarter of 1993, the Board of Directors authorized the purchase of up to a total of 5.5 million shares of the Company's common stock through periodic purchases on the open market. The Company has purchased 2.2 million shares under this program to date, including
1.1 million shares purchased in the first quarter of 1994 at a cost of $19.1 million. No shares were purchased under the program during the last six months.

Effective March 21, 1994, the Company concluded the restructuring of its credit facilities with the signing of two revolving credit agreements totaling $250 million. These agreements consist of a $175 million, 364-day facility and a $75 million, three-year facility, and serve as backup facilities for the commercial paper borrowing. No amounts are currently outstanding under these credit facilities.

PART II.  OTHER INFORMATION

                        EG&G, INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

Exhibit 27

(b)      Reports on Form 8-K

Report on Form 8-K dated August 15, 1994 was filed with the commission reporting that on August 3, 1994, the Company was informed by the DOE that the bid of Idaho Applied Technologies, a joint venture comprised of EG&G, Inc., BNFL, Inc. and Fluor Daniel Environmental Services, Inc., for the expanded contract at the Idaho National Engineering Laboratory was unsuccessful.

Report on Form 8-K dated August 26, 1994 was filed with the commission reporting that on August 17, 1994, the Company announced its decision not to seek renewal of its contract with the DOE to continue to manage its nuclear facility at Rocky Flats in Colorado, and that on August 25, 1994, the Company announced it will not compete as a prime contractor to manage the DOE's facility at the Nevada Test Site.

                         EG&G, INC. AND SUBSIDIARIES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   EG&G, Inc.


                                               By /s/ Thomas J. Sauser
                                                  -------------------------
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


            Date  November 14, 1994
                  -----------------