Form 10-K
period 1995-01-01
EG&G INC
filed 1995-04-03
CIK 31791

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549
                            ____________

                              FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS
               PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 1, 1995
                          ---------------

                                 OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

                    Commission file number 1-5075
                                           ------

                             EG&G, Inc.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

Massachusetts                              04-2052042
- ---------------------------------          -------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)          Identification No.)

45 William Street, Wellesley, Massachusetts          02181
- -------------------------------------------        ----------
(Address of Principal Executive Offices)           (Zip Code)

Registrant's telephone number, including area code (617) 237-5100
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                Name of Each Exchange on Which Registered
- -------------------------------    -----------------------------------------

Common Stock, $1 Par Value         New York Stock Exchange, Inc.
- --------------------------         -----------------------------
Preferred Share Purchase Rights    New York Stock Exchange, Inc.
- -------------------------------    -----------------------------

Securities registered pursuant to Section 12 (g) of the Act:   None
- -------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                          ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the common stock, $1 par value, held by nonaffiliates of the registrant on February 24, 1995, was $782,014,706.

As of February 24, 1995, there were outstanding, exclusive of treasury shares, 54,716,870 shares of common stock, $1 par value.

                 DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF EG&G, INC.'S
1995 PROXY STATEMENT......................PART III (Items 10, 11
and 12)

ITEM 1. BUSINESS

GENERAL BUSINESS DESCRIPTION

EG&G, Inc. was incorporated under the laws of the Commonwealth of Massachusetts in 1947. EG&G, Inc. (hereinafter referred to as "EG&G", the "Company", or the "Registrant", which includes the Company's subsidiaries) is a diversified company which had annual sales of $1.3 billion in 1994 from continuing operations.

The Company designs and manufactures analytical and clinical instruments and optoelectronic and mechanical components for manufacturers and end-users in industrial and government markets. It also provides a variety of systems engineering, project management and testing services to governmental and commercial customers.

The Company's operations are classified into four industry segments: Technical Services, Instruments, Mechanical Components and Optoelectronics.

RECENT DEVELOPMENTS

In August 1994, the Company announced that the bid of Idaho Applied Technologies, a joint venture comprised of EG&G, BNFL, Inc. and Fluor Daniel Environmental Services, Inc., for the expanded contract at the U.S. Department of Energy's ("DOE") Idaho National Engineering Laboratory ("INEL") was unsuccessful.

Also in August 1994, the Company announced that it would not seek renewal of its Rocky Flats and Nevada Test Site contracts and would no longer pursue Management and Operations ("M&O") contracts with the DOE. Its former DOE Support segment is now reported as Discontinued Operations. The Company continues to meet its obligations under current DOE contracts.

In September 1994, the Company acquired IC Sensors, Inc. located in Milpitas, California. IC Sensors manufactures micromachined pressure sensors, accelerometers and valves for industrial, medical, automotive and aerospace applications.

Also in September 1994, the Company acquired NoVOCs, Inc. in located Menlo Park, California. NoVOCs offers an innovative process for restoring groundwater contaminated by gasoline, solvents and other volatile organic compounds.

In October 1994, the Company announced a major restructuring of its business operations and recorded a restructuring charge of $30.4 million and a write-down of goodwill of $40.3 million in the third quarter.

In January 1995, the Company's Board of Directors authorized the purchase of an additional 10 million shares of common stock. In total, the Company has current authorization to purchase 13.3 million shares. The Company will finance these activities with a combination of borrowings and cash flow from operations.

INDUSTRY SEGMENTS

The Company's continuing operations are organized into four industry segments as set forth below.

TECHNICAL SERVICES

The Company provides a wide range of technical services including engineering, scientific, environmental, and management support to a number of industrial and governmental organizations. It also provides analysis and testing services to the automotive industry.

The Company has been the base contractor for the National Aeronautics and Space Administration's ("NASA") Kennedy Space Center ("Center") in Florida since 1983. The Company is currently in the second year of a four year contract that has two three year renewal options at the election of the government. Under this contract, the Company provides institutional, technical, and maintenance support services at the Center. The Company manages the Center's 600 buildings, structures, and facilities; tests new astronaut rescue procedures and escape systems; fields a force of 200 uniformed security personnel together with a SWAT team; provides fire protection and medical services; handles all propellant substances; and manages the shuttle landing facility.

The Company also furnishes maintenance and support services to NASA at its center for the development of aircraft and spacecraft systems, the Langley Research Center ("Langley") in Hampton,
Virginia. At Langley, the Company maintains laboratories, research equipment, and facilities including wind tunnels for aerodynamic testing.

The Company provides a broad array of services to the Department of Defense ("DoD"). The Company's DoD contracts fall into two general categories, traditional defense activities and decommissioning, including among others, the following:

   1.   Technical support services for the Army's Yuma Proving
        Grounds in Arizona.
   2. Operational and maintenance services for the Air Force Radar Target Scatter facility, an electromagnetic laboratory in New Mexico.
   3. Planning and analysis, training, engineering and other support services for the Navy in connection with next-generation combat systems.
   4. Operational and management services for the Army's Chemical Decontamination Training Facility at Fort McClellan, Alabama.
   5. Management and operations services for the Army's facility for the disposal of lethal chemical agents and munitions in Tooele, Utah.

The Company also provides engineering and management services in a variety of fields including transportation, physical security, and property management for other government agencies. Government clients include the U.S. Departments of Transportation, State, and Treasury, as well as the Environmental Protection Agency.

The Company supports the DOE's focus on applied fossil energy technology at the Morgantown Energy Technology Center in West
Virginia.

The Company develops and conducts vehicle performance, durability and component testing for all major U.S. and a number of foreign auto manufacturers. These services include vibration testing, road performance simulation, fatigue and impact testing. The Company also provides lubricant testing services that range from the testing of fuels, various lubricants, and engine performance to the measurement and analysis of engine emissions using advanced computer simulation techniques, test fixtures and equipment.

In the environmental area, the Company is acquiring patents and technology with a view towards expanding its presence in the public and private sector remediation markets.

INSTRUMENTS

The Company manufactures instruments and systems for medical and clinical diagnostics applications; biochemical, medical and life science research; environmental monitoring; industrial process measurement; gas and oil field applications; food inspections; airport and industrial security; and marine and oceanographic studies.

The Company manufactures medical diagnostic instruments and systems based on time-resolved fluorescence which are used in hospitals and medical laboratories to screen blood for thyroid dysfunction, fertility-related disorders, fetal defects, diseases in newborns and indicators of relapse in cancer patients. The systems are also used in drug development, DNA research, and other basic biological research. The Company manufactures a fully automatic fluorescence immunoassay diagnostic system, AutoDelfia , which analyzes tumor markers, hormone analytes and neonatal screen analytes. In connection with a Prostate Specific Antigen test under development, AutoDelfia is expected to improve confirmatory work on the diagnosis of prostate cancer.

The Company also manufactures medical diagnostic devices that utilize optical technology. Its luminometers analyze organic material and are used in pharmaceutical drug research.

Many of the Company's instruments are based on its expertise in nuclear radiation detection, characterization and measurement. The Company offers alpha, beta and gamma counting systems that are used in clinical and research laboratories and for environmental analysis. The Company sells radiation-protection measuring systems, equipped with built-in large-area proportional detectors, to laboratories and nuclear and environmental monitoring facilities.

Employing its radioisotopic measurement technology, the Company offers industrial on-line level and density measuring instruments for process control of liquids, slurries, or solids in containers, tanks, and pipes.

The Company also manufactures security screening systems that employ X-ray technology with various supporting image-enhancing techniques and walk-through metal detector. The systems are used for non-intrusive inspection of baggage and packages at airport portals, baggage processing areas, mail rooms, courthouses, school and other buildings.

The Company's food inspection system is used in food-processing and packaging plants to monitor raw and processed food on the production line. When the system detects a foreign object, it sends a signal that results in the removal of the item from the line. The system combines the Company's X-ray detection technology employed in security systems and its photodiode, detector and analyzer imaging technology.

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

For marine and oceanographic applications, the Company offers side-scan sonar equipment, marine seismic instruments, and acoustic equipment for recovery of ocean-floor moorings and instruments.
The Company provides instruments for use in the oil and gas industry including high-temperature, high-pressure test chambers that predict performance of cement slurries during drilling and completion of oil and gas wells, viscometers for analyzing drilling muds, pressure calibration standards, and chromatographs and gravitometers for the analysis of natural gas.

MECHANICAL COMPONENTS

The Company offers high-reliability advanced seals, bellows products, heat exchangers, fan and blowers and precision components. Markets served include chemical, petrochemical, and transportation, aerospace, environmental remediation and defense.

The Company's welded metal bellows devices in mechanical sealing components and systems continue as the core of its advanced sealing business. These products have applications in pharmaceutical, food processing, oil refineries, chemical and petrochemical processing facilities. The Company also supplies welded metal bellows seals, dry gas seals, hydrodynamic gas seals, ready-to-install cartridge seals for use in process plants, vehicles, commercial and domestic water pumps, and home appliances; and face seals, hydrostatic and hydrodynamic seals and brush seals for turbine engines, and other high-pressure systems.

The Company manufactures high-reliability cooling fans and blowers for electronics and electrical equipment and transportation systems, and blowers and blower systems that produce both vacuum and pressure using regeneration and multistage technology for industrial applications.

The Company's Biocube Aerobic Biofilter treats volatile organic compounds and odorous emissions with naturally occurring microbes.

The Company produces static metal seals for engines and ducting joints and connectors for high-pressure and high-temperature air systems, hydraulic valves for pressure and flow requirements, pneumatic valves that control the flow of fluids and gases, and precision solenoid, relief and check valves for hydraulic systems.

The Company manufactures aircraft engine exhaust and pneumatic ducting assemblies and rocket engine components that utilize bulge forming, drop hammer forming and fusion welding technologies.

The Company's metal printed circuit board retainers and extractors are used in electronic enclosures for military, commercial aircraft, telecommunications and computer applications.

OPTOELECTRONICS

The Company offers a broad variety of components that emit and detect light in the spectrum from ultraviolet through visible to the far infrared. These components range from simple photocells to sophisticated imaging systems, light sources that include various types of flashtubes and laser diodes, field instruments for fiber-optics and complex devices for weapons' trigger systems. Applications extend from simple light sensors used in automotive and commercial electronics, sensors used in smoke detectors and in medical imaging systems, to sophisticated systems for communications, remote sensing of the earth, and deep-space exploration.

The Company produces other detectors of visible and non-visible light including high-performance silicon photodiodes to detect and measure light and other optical radiation for space, military, analytical and scientific instrumentation. Light detectors are also used by the Company to produce a family of products for fiber-optic cable manufacturing and field installation and inspection. The Company also makes a wide variety of flashlamps for use in photocopy and reprographic equipment, photo-typesetting systems, beacons, indicators, and laser systems and accessories.

The Company also manufactures power supplies for military high-reliability and high-frequency electronic applications that are used primarily for precisely controlled switching of electric current in electronic equipment.

The Company is continuing development of amorphous silicon imaging systems. These X-ray systems incorporate amorphous silicon which replaces film in X-ray systems and translates the rays directly into digital pulses that then immediately produce the image on a cathode ray tube.

The Company produces micromachined sensors which are small silicon-wafer-based devices that combine a sensing function with intelligent signal processing. The Company mass-produces these micromachined infrared sensors for microwave ovens and toasters, and also manufactures high-performance micromachined silicon sensors for missile-guidance systems. In a joint venture, the Company is developing micromachined electronic accelerometers for consumer and industrial applications.

DISCONTINUED OPERATIONS

The Company, since its founding, has provided services to the DOE related to nuclear energy research, weapons production and testing under the M&O contracts.

During the third quarter of 1994, the Company announced a plan to exit the DOE business and decided not to seek renewal of its remaining four DOE contracts although it intends to continue to meet its obligations under the terms and conditions of the present contracts. The Company will not compete for management and operations contracts at other DOE facilities. Accordingly, the Company is reporting the former DOE Support segment as discontinued operations. Future sales and income from discontinued operations will decrease as the remaining DOE contracts expire in 1995 and 1996 and are dependent upon work scopes and fee pools negotiated annually that are currently under review by the DOE.

The INEL contract expired in 1994; three contracts are scheduled to expire in 1995 and one is scheduled to expire in 1996. Expiration dates may be modified by the DOE in accordance with contract terms.

Under the Rocky Flats contract, the Company is the prime contractor for the management and operation of the Rocky Flats Environmental Technology Site near Golden, Colorado. The Company's responsibilities lie in maintaining the security of the facility and the environmental remediation of the site. It also provides all support services to the site. The contract is scheduled to expire on December 31, 1995; however, the DOE has notified the Company of its intention to expedite the procurement and award of the Rocky Flats contract, which may result in termination of the Company's contract prior to the expiration date.

Under the Mound Applied Technologies contract, which is scheduled to expire on September 30, 1996, the Company provides all support services at the facility and is responsible for the assembly and testing of radiosotopic thermionic generators for space and special terrestrial power missions and for the transfer to other DOE facilities of technology relating to the facility's former mission involving the manufacturing of components for nuclear weapons.

Under the Reynolds Electrical and Engineering Co. contract, which is scheduled to expire on December 31, 1995, the Company provides support and maintenance services for the underground nuclear weapons test program and its design laboratories at the Nevada Test Site.

Under the Energy Measurements contract, which is scheduled to expire on December 31, 1995, the Company provides scientific and engineering services also relating to the Nevada Test Site. Much of this work is done in cooperation with the Sandia, Los Alamos, and Lawrence Livermore National Research Laboratories.

MARKETING

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

PATENTS AND TRADEMARKS

While the Company's patents, trademarks, and licenses are cumulatively important to its business, the Company does not believe that the loss of any one or group of related patents, trademarks, or licenses would have a materially adverse effect on the overall business of the Company or on any of its industry segments.

BACKLOG

The approximate dollar value of unfilled orders of continuing operations by industry segment as of January 1, 1995, and January 2, 1994 is set forth in the table below.

(In Thousands)                January 1, 1995     January 2, 1994
                              ---------------     ---------------
Technical Services               $247,380            $243,081
Instruments                        46,474              47,452
Mechanical Components              87,879              92,691
Optoelectronics                   111,402              83,459
                                 --------            --------
     Total                       $493,135            $466,683
                                 ========            ========

At January 1, 1995, 49% of the backlog represented orders received from U.S. Government agencies, primarily the DoD and NASA. The order backlog for each segment relates differently to future sales based on different business characteristics, primarily order and delivery lead times and customer demand requirements. The Company estimates that approximately 90% of its backlog as of January 1, 1995, will be billed during 1995.

DOE Support backlog, which is not reflected above, represents annual contract funding that has actually been appropriated, and was $0.8 billion at January 1, 1995, and $1.2 billion at January 2, 1994.

GOVERNMENT CONTRACTS

In accordance with government regulations, all of the Company's government contracts are subject to termination for the convenience of the government.

Continuing Operations: Sales to U.S. Government agencies, which were predominantly to the DoD and NASA, were $542 million, $560 million and $566 million in 1994, 1993, and 1992, respectively. The Company's Kennedy Space Center award-fee contract with NASA generated sales of $176 million in 1994. In October 1993, the Company was selected by NASA to continue as the base operations contractor at the Kennedy Space Center. The new contract has a term of 4 years with two three year options, at the government's election, and contains reductions in contract value and has resulted in reductions in the annual fee from the prior contract.

Discontinued Operations: The Company's five major cost-plus-award-fee contracts with the DOE contributed $1.3 billion of sales to discontinued operations in 1994. During the third quarter of 1994, the Company announced a plan to exit the DOE business and decided not to seek renewal of its remaining four DOE contracts although it intends to continue to meet its obligations under the terms and conditions of the present contracts. The Company will not compete for M&O contracts at other DOE facilities. The Company's contract to manage the INEL expired September 30, 1994 and contributed $240 million of sales to discontinued operations in 1994.

The Company's remaining management and operations contracts with the DOE expire as follows:

Reynolds Electrical and Engineering Co., Inc. - December 31, 1995
EG&G Energy Measurements, Inc. - December 31, 1995
EG&G Rocky Flats, Inc. - December 31, 1995
EG&G Mound Applied Technologies, Inc. - September 30, 1996

Expiration dates may be modified by the DOE in accordance with contract terms. The DOE has notified the Company of its intention to expedite the procurement and award of the Rocky Flats contract, which may result in termination of the Company's contract prior to the currently scheduled expiration date.

COMPETITION

Because of the wide range of its products and services, the Company faces many different types of competition and competitors. Competitors range from large foreign and domestic organizations that produce a comprehensive array of goods and services, to small concerns producing a few goods or services for specialized market segments.

The Technical Services segment provides technical services to several agencies of the federal government, including DoD and NASA. This business is typically won through competition with a number of large and small contractors, many of whom are as large or larger than the Company and who, therefore, have resources and capabilities that are comparable to or greater than those of the Company. The primary bases for competition in these markets are technical and management capabilities, current and past performance, and price.

Competition is typically subject to mandated procurement and competitive bidding requirements. Competition for automotive testing services is primarily from a few specialized testing companies and from customer-owned testing facilities. Automotive and instruments testing competition is primarily based on quality, service, and price.

In the Instruments segment, the Company competes with instrument companies, some large, most small, that serve narrow segments of markets in oceanographic equipment; X-ray security systems; and nuclear, industrial, and diagnostic instrumentation for exploration and development of oil and gas resources. The Company competes in these markets on the basis of product performance, product reliability, service and price. Consolidation of competitors through acquisitions and mergers and the Company's increasing activity in all selected diagnostics and industrial markets is expected by the Company to increase the proportion of large competitors in this segment.

In the Mechanical Components segment, the Company is a leading supplier of selected precision aircraft exhaust components, specialized fans and heat transfer devices, and mechanical seals for industrial applications. Competition in these areas is typically from small specialized manufacturing companies.

In the Optoelctronics segment, the Company is among the leading suppliers of specialty flashtubes, silicon photodetectors, avalanche photodiodes, cadmium sulfide and cadmium selenide detectors, photodiode arrays and switched power supplies, all of which are part of the Company's Optoelectronics segment. Typically, competition is from small specialized manufacturing companies.

Within the Mechanical Components, Optoelectronics and Instruments segments, competition for governmental purchases is subject to mandated procurement procedures and competitive bidding practices. In these segments, the Company competes on the basis of product performance, quality, service and price. In much of the Optoelectronics and Instruments segments and in the specialized fan and aircraft and marine mechanical seal markets included in the Mechanical Components segment, advancing technology and research and development are important competitive factors.

RESEARCH AND DEVELOPMENT

During 1994, 1993 and 1992, Company-sponsored research and development expenditures were approximately $38.6 million, $34.7 million and $32.1 million, respectively.

ENVIRONMENTAL COMPLIANCE

The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. As of January 1, 1995, the Company had an accrual of $2.4 million to reflect its estimated liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available. There have been no environmental problems to date that had or are expected to have a material effect on the Company's financial position or results of operations.

EMPLOYEES

As of March 7, 1995, the Company employed approximately 25,000 persons including 11,000 persons in the former DOE Support segment. Certain of the Company's subsidiaries are parties to contracts with labor unions. The Company considers its relations with employees to be satisfactory.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Sales and Operating Income (Loss) From Continuing Operations by
Industry Segment
For the Five Years Ended January 1, 1995

(In thousands)                1994        1993       1992       1991       1990
                        ----------  ---------- ---------- ---------- ----------
Sales:
  Technical Services    $  613,588  $  636,041 $  608,864 $  586,537 $  522,724
  Instruments              273,088     237,223    226,900    230,196    208,263
  Mechanical Components    232,500     244,878    274,199    295,519    295,052
  Optoelectronics          213,380     201,274    210,118    146,274    129,920
                        ----------  ---------- ---------- ---------- ----------
                        $1,332,556  $1,319,416 $1,320,081 $1,258,526 $1,155,959
                        ==========  ========== ========== ========== ==========

Operating Income (Loss) From Continuing Operations:
  Technical Services    $   46,075  $   68,762 $   56,924 $   55,601 $   46,981
  Instruments              (49,580)     10,413     16,016     21,954      5,756
  Mechanical Components     18,766      24,408     21,835     28,426     27,175
  Optoelectronics            8,674      11,474      3,905      7,140     11,116
  General Corporate
    Expenses               (34,882)    (27,573)   (29,895)   (27,456)   (23,491)
                        ----------  ---------- ---------- ---------- ----------
                        $  (10,947) $   87,484 $   68,785 $   85,665 $   67,537
                        ==========  ========== ========== ========== ==========

The operating income (loss) from continuing operations for 1994 included a goodwill write-down of $40.3 million and restructuring charges of $30.4 million. The impact of these nonrecurring charges on each segment was as follows: Technical Services-$1.6 million, Instruments-$55.7 million, Mechanical Components-$2.7 million, Optoelectronics-$9.7 million and General Corporate Expenses-$1 million.

The Company's DOE Support segment is presented as discontinued operations and, therefore, is not included above.

Additional information relating to the Company's operations in the various industry segments follows:

                               Depreciation and               Capital
  (In thousands)             Amortization Expense           Expenditures
                         --------------------------  -------------------------
                             1994     1993     1992     1994     1993     1992
                         --------  -------  -------  -------  -------  -------
  Technical Services     $  7,447  $ 8,422  $ 7,991  $ 7,314  $ 6,315  $ 5,650
  Instruments              11,621    9,213    8,131    5,398    6,555    4,768
  Mechanical Components     6,091    6,870    7,755    6,197    5,598    5,290
  Optoelectronics          10,690   12,417   11,595   17,748    8,469    6,305
  Corporate                   941      920      820      620      923      433
                         --------  -------  -------  -------  -------  -------
                         $ 36,790  $37,842  $36,292  $37,277  $27,860  $22,446
                         ========  =======  =======  =======  =======  =======
                                Identifiable
  (In thousands)                   Assets
                         ----------------------------
                             1994     1993     1992
                         --------  --------  --------
  Technical Services     $129,995  $127,917  $133,351
  Instruments             220,232   256,117   217,792
  Mechanical Components    93,721    97,317   112,272
  Optoelectronics         193,302   142,630   142,543
  Corporate and Other     155,879   140,906   140,619
                         --------  --------  --------
                         $793,129  $764,887  $746,577
                         ========  ========  ========

Corporate assets consist primarily of cash and cash equivalents, prepaid taxes and investments.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Information relating to geographic areas follows:

  (In thousands)                                   Operating Income (Loss)
                            Sales                 From Continuing Operations
             ----------------------------------  -----------------------------
                   1994        1993        1992       1994      1993     1992
             ----------  ----------  ----------  ---------  --------  --------
  U.S.       $1,026,970  $1,049,131  $1,063,753  $  57,679  $ 96,495  $ 87,899
  Non-U.S.      305,586     270,285     256,328    (33,744)   18,562    10,781
  Corporate         ---         ---         ---    (34,882)  (27,573)  (29,895)
             ----------  ----------  ----------  ---------  --------  --------
             $1,332,556  $1,319,416  $1,320,081  $ (10,947) $ 87,484  $ 68,785
             ==========  ==========  ==========  =========  ========  ========

  (In thousands)
                     Identifiable Assets
             ----------------------------------
                   1994        1993        1992
             ----------  ----------  ----------
  U.S.       $  341,725  $  305,344  $  333,533
  Non-U.S.      295,525     318,637     272,425
  Corporate
   and Other    155,879     140,906     140,619
             ----------  ----------  ----------
             $  793,129  $  764,887  $  746,577
             ==========  ==========  ==========

Over 75% of the identifiable assets of the non-U.S. operations are located in European Union countries. Transfers between geographic areas were not material.

ITEM 2.    PROPERTIES

As of March 24, 1995, the Company occupied approximately 4,945,300 square feet of building area, of which approximately 1,764,900 square feet is owned and the balance leased. The Company's headquarters occupies 53,350 square feet of leased space in Wellesley, Massachusetts. The Company's other operations are conducted in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 26 states, Washington, D.C., Puerto Rico, the Virgin Islands and 15 foreign countries.

Non-U.S. facilities account for approximately 1,297,500 square feet of owned and leased property, or approximately 26% of the Company's total occupied space.

The Company's leases on property are both short-term and long-term. In management's opinion, the Company's properties are well-maintained and are adequate for its present requirements.

At certain government facilities, the Company occupies government furnished space. A majority of this space is occupied by the Discontinued Operations. In addition, a substantial part of the equipment and machinery used by the Company in the performance of its government contracts has been furnished by the government. Substantially all of the machinery and equipment used by the Company in its other activities is owned by the Company and the balance is leased or furnished by contractors or customers.

The following table indicates the approximate square footage of real property owned and leased attributable to each of the Company's industry segments.

                            Owned         Leased          Total
                       (Sq. Feet)     (Sq. Feet)     (Sq. Feet)
                       ----------     ----------     ----------
Continuing Operations
Technical Services        163,400      1,036,000      1,199,400
Instruments               563,700        444,500      1,008,200
Mechanical Components     576,900        543,900      1,120,800
Optoelectronics           460,900        564,900      1,025,800
Corporate Offices               0         62,300         62,300
                       ----------     ----------     ----------
   Total Continuing
     Operations         1,764,900      2,651,600      4,416,500

Discontinued Operations         0        528,800        528,800
                       ----------     ----------     ----------

   Total                1,764,900      3,180,400      4,945,300
                       ==========     ==========     ==========

ITEM 3.      LEGAL PROCEEDINGS

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS

Listed below are the executive officers as of March 31, 1995. No family relationship exists between any of the officers.

   Name                  Position                              Age
- -------------------------------------------------------------------------------
   John M. Kucharski     Chairman of the Board,                59
                         President and Chief Executive Officer

   Thomas J. Sauser      Senior Vice President                 51
                         Chief Financial Officer

   Fred B. Parks         Senior Vice President                 47

   Louis P. Valente      Senior Vice President                 64

   James O. Zane         Senior Vice President                 61

   Murray Gross          Vice President,                       58
                         General Counsel and Clerk

   John F. Alexander, II Corporate Controller                  38

   Angelo D. Castellana  Vice President                        53

   James R. Dubay        Vice President                        58

   Dale L. Fraser        Vice President                        59

   Earl M. Fray          Vice President                        61

   Deborah S. Lorenz     Vice President                        45

   Donald E. Michel      Vice President                        59

   Donald H. Peters      Vice President                        54

   Luciano S. Rossi      Vice President                        49

   Edward H. Snow        Vice President                        58

   C. Michael Williams   Vice President                        58

   Peter H. Zavattaro    Vice President                        57

Mr. Kucharski joined the Company in 1972. He was elected a Vice President in 1979, a Senior Vice President in 1982 and Executive Vice President in 1985. In 1986 he was elected President and Chief Operating Officer, in 1987 Chief Executive Officer and was elected Chairman of the Board of Directors in 1988.

Mr. Sauser joined the Company in 1994 as Senior Vice President and Chief Financial Officer. From December 1991 to January 1994, Mr. Sauser held the position of Chief Financial Officer and Vice President, Assistant General Manager for IBM Latin America, and from 1989 to 1991 he held a similar position with IBM Microelectronics.

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

Mr. Alexander joined the Company in 1982. He was elected Corporate Controller in 1991.

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

Mr. Dubay joined the Company in 1971. He was elected a Vice President in 1988 and is General Manager of EG&G Florida.

Mr. Fraser joined the Company in 1961. He was elected a Vice President in 1990 and is General Manager of Reynolds Electrical and Engineering Company.

Mr. Fray joined the Company in 1977. He was elected a Vice President in 1994 and is General Manager of EG&G Mound.

Ms. Lorenz joined the Company in 1990. She was elected a Vice President in 1992. From 1980 to 1990 Ms. Lorenz was Assistant Director of Investor Relations at British Petroleum, plc.

Mr. Michel joined the Company in 1985. In 1994, he was elected a Vice President and is General Manager of Washington Analytical Services Center

Dr. Peters joined the Company in 1968. He was elected a Vice President in 1987 and is Director of Planning.

Mr. Rossi joined the Company in 1967. He was elected a Vice President in 1988 and is Group Executive of the Mechanical Components segment.

Dr. Snow joined the Company in 1977. He was elected a Vice President in 1992 and is Group Executive of the Optoelectronics segment.

Mr. Williams joined the Company in 1972. He was elected a Vice President in 1984 and is Group Executive of the Technical Services segment.

Mr. Zavattaro joined the Company in 1959. He was elected a Vice President in 1985 and is General Manager of Energy Measurements.

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

Quarterly Common Stock Market Price Range

                        1993 Quarters
                -----------------------------
                 First  Second  Third  Fourth
                ------  ------ ------  ------
High            $24.00  $24.50 $20.25  $18.38
Low              19.38   18.88  15.75   16.75
                        1994 Quarters
                -----------------------------
                 First  Second  Third  Fourth
                ------  ------ ------  ------
High            $19.00  $16.50 $15.88  $17.00
Low              16.38   14.13  14.63   13.75

Dividends
                           1993 Quarters
                   -----------------------------
                    First  Second  Third  Fourth
                   ------  ------ ------  ------
Cash Dividends
 Per Common Share  $  .13  $  .13 $  .13  $  .13
                           1994 Quarters
                   -----------------------------
                    First  Second  Third  Fourth
                   ------  ------ ------  ------
Cash Dividends
 Per Common Share  $  .14  $  .14 $  .14  $  .14

The Company's common stock is listed and traded on the New York Stock Exchange. The number of holders of record of the Company's Common Stock as of February 24, 1995, was approximately 14,140.

In October 1994, the Board of Directors of the Company declared a regular quarterly cash dividend of fourteen cents per share of common stock. The quarterly cash dividend was paid on February 10, 1995, to stockholders of record at the close of business on January 20, 1995.

ITEM 6.   SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION
For the Five Years Ended January 1, 1995
(In thousands
where applicable)        1994         1993        1992        1991         1990
                   ----------   ----------  ----------  ----------   ----------
Operations:
 Sales             $1,332,556   $1,319,416  $1,320,081  $1,258,526   $1,155,959
 Operating income
   (loss) from
   continuing
   operations         (10,947)a     87,484      68,785      85,665       67,537
 Income (loss)
   from continuing
   operations         (32,107)      54,622      48,765      51,936       45,980
 Income from
   discontinued
   operations, net
   of income taxes     26,452       24,949      39,014      29,306       27,986
 Income (loss) before
   cumulative effect
   of accounting
   changes             (5,655)      79,571      87,779      81,242       73,966
 Net income (loss)     (5,655)      59,071b     87,779      81,242       73,966
 Earnings (loss) per share:
   Income (loss)
    from continuing
    operations           (.58)         .97         .87         .93          .81
   Income from dis-
     continued operations,
     net of income taxes  .48          .44         .69         .52          .49
   Income (loss) before
     cumulative effect of
     accounting changes  (.10)        1.41        1.56        1.45         1.30
   Net income (loss)     (.10)        1.05b       1.56        1.45         1.30
 Return on equity        (1.2)%       12.4%d      19.6%       20.6%        20.6%
 Weighted average common
   shares outstanding  55,271       56,504      56,385      55,901       56,989

Financial Position:
 Working capital   $  199,656   $  227,935  $  247,518   $ 214,495   $  149,674
 Current ratio         1.71:1       1.98:1      2.07:1      1.90:1       1.58:1
 Total assets         793,129      764,887     746,577     694,024      674,507
 Total debt            60,800       45,039      42,223      59,635       95,551
 Stockholders' equity 445,366      477,534     473,636     420,711      369,631
   -Per share            8.08         8.51        8.34        7.45         6.58
 Total debt/total
  capital                  12%           9%          8%         12%          21%
 Common shares
  outstanding          55,124       56,131      56,812      56,495       56,175

SELECTED FINANCIAL INFORMATION (continued)

For the Five Years Ended January 1, 1995
(In thousands
where applicable)        1994         1993        1992         1991        1990
                   ----------   ----------  ----------   ----------  ----------
Other Data:
 Cash flows
   from continuing
   operations      $   70,341   $   76,217  $   94,554   $   77,720  $   93,900
 Cash flows from
   discontinued
   operations          25,542       35,920      33,253       26,709      35,308
 Cash flows from
   operating
   activities          95,883      112,137     127,807      104,429     129,208
 Capital
   expenditures        37,277       27,860      22,446       26,617      19,848
 Depreciation and
   amortization        36,790       37,842      36,292       33,726      29,944
 Cash dividends
   per common share       .56          .52         .49          .42         .38

a) Includes a goodwill write-down of $40.3 million and restructuring charges of $30.4 million.
b) Includes one-time after-tax charges of $20.5 million, or $.36 per share, due to the Company's adoption of SFAS No. 106 and 109.
c) Return on equity before effect of nonrecurring items described in a) was 11.8%.
d) Return on equity before cumulative effect of accounting changes was 16.4%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The discussion that follows is a summary analysis of the major changes by industry segment.

1994 Compared to 1993
During the third quarter of 1994, three significant events occurred that have a material effect on both the current financial results and the expected future performance of the Company. First, the Company decided not to seek renewal of its remaining four DOE contracts although it intends to continue to meet its obligations under the terms and conditions of the present contracts. The Company will not compete for management and operations contracts at other DOE
facilities.   Accordingly, the Company is reporting the former DOE Support segment as discontinued operations for all periods presented in the consolidated
financial statements.   Second, management completed its review of the remaining
operating segments' performance and developed a plan to reposition these businesses to attain the Company's business goals. The plan resulted in restructuring charges of $30.4 million in the third quarter. Finally, the decline in the financial results of certain operating elements within the Instruments segment, together with a strategic and operational review of these operations, resulted in an evaluation of the related goodwill for possible impairment. This evaluation resulted in a write-down of goodwill of $39.2 million and a reduction in the estimated remaining useful life of unamortized goodwill from 36 to 16 years. The Company also wrote off $1.1 million of a small Optoelectronics unit's goodwill. Additional information related to these events is discussed below and in Notes 5, 8, and 10 to the consolidated financial statements.

Sales
Sales from continuing operations for 1994 were $1,333 million, $13 million higher than 1993 sales.

Technical Services: The $22 million decline resulted primarily from the $32 million reduction in program expenditures under the new base operations contract at the Kennedy Space Center. In addition, automotive testing sales declined $8 million to more normal levels following increases in 1993 caused by the introduction of new testing protocols. Partially offsetting these decreases were increased billings of $21 million from the chemical weapons disposal contract as it moves into its testing phase.

Instruments: The $36 million increase resulted primarily from $31 million of sales of Wallac, acquired late in the second quarter of 1993, and a $12 million increase in airport security product sales. These increases were partially offset by a $4 million sales decrease in other businesses. These businesses are being sold under the repositioning plan and contributed sales of $16 million in 1994.

Mechanical Components: The $12 million decrease was primarily due to the absence of sales of an operation divested late in 1993.

Optoelectronics: The $12 million increase was due primarily to higher shipments of flash products of $20 million, and $5 million of sales of IC Sensors, acquired at the end of the third quarter. Partially offsetting the increases was the absence of $5 million of sales from an operation divested late in 1993 and a $4 million decrease in sales on a government contract that ended in September 1994.

Operating Income (Loss) From Continuing Operations
The operating loss from continuing operations in 1994 was $10.9 million compared to income of $87.5 million in 1993. The loss from continuing operations included the $40.3 million write-down of goodwill and restructuring charges of $30.4 million resulting from management's repositioning plan. The Wallac and IC Sensors acquisitions were the main contributors to the $3.9 million increase in research and development expenses. The $13.4 million increase in selling, general and administrative expenses resulted mainly from Wallac and increased corporate expenses, offset by cost reductions in the Instruments segment and the absence of expenses of operations divested in 1993.

Restructuring Charges: During the third quarter of 1994, management completed its review of the operating segments and developed a plan to reposition these businesses to attain the Company's business goals. The plan resulted in pre-tax restructuring charges of $30.4 million. The principal actions in the repositioning plan include reduction of excess manufacturing capacity, changes in distribution channels, consolidation and reengineering of support infrastructure, disposal of under-utilized assets, withdrawal from certain unprofitable product lines, disposal of excess property and general cost reductions. The repositioning plan will result in the termination of the jobs of approximately 1,000 non-DOE employees; the net work force reduction will be approximately 800 non-DOE employees. The reduction through January 1, 1995 was 200 employees. These combined actions are expected to result in pre-tax savings of approximately $17 million in 1995 and annualized pre-tax savings of approximately $30 million starting in 1996. The major components of the restructuring charges were $21 million of employee separation costs, $4.9 million of noncash charges to dispose of certain product lines and assets through sale or abandonment and $4.5 million of charges to terminate lease and other contractual obligations no longer required as a result of the repositioning plan. The charges do not include additional costs associated with the repositioning plan, such as voluntary early retirement programs, training, consulting, purchases of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred. The implementation of this plan commenced during the second half of 1994 with a cash outlay of $4 million for termination costs; $21.5 million of cash outlays will occur mainly in 1995.

Technical Services: The $22.7 million decrease resulted primarily from reductions in the automotive testing business due to the $4.7 million impact of lower sales and, to a lesser extent, from increased costs. A reduction at the Kennedy Space Center of $5.1 million was due to the lower fee on the new base operations contract. In addition, a $3.3 million decrease resulted from unfavorable 1994 contract adjustments compared to favorable 1993 contract settlements. Restructuring charges of $1.6 million and early retirement costs also contributed to the decrease. The repositioning plan is not expected to have a significant, direct impact on future results in this segment since cost reductions primarily relate to operations with cost reimbursable contracts. However, the Company does expect to be more competitive in bidding for future procurements as a result of cost reductions.

Instruments: The Instruments loss of $49.6 million resulted primarily from a goodwill write-down of $39.2 million related to the Berthold business acquired in 1989, and restructuring charges of $16.5 million. The remainder of the decrease resulted from costs associated with delays in the introduction of new diagnostic products, the impact that the strengthening of the Finnish Markka had on Wallac's results, higher royalty expense and expenses related to the closedown of a research and development project. Partially offsetting these decreases were $2.5 million of cost reductions in the nuclear business. The repositioning plan is expected to result in annualized cost reductions of approximately $13 million starting in 1996.

Mechanical Components: The decrease resulted from $2.7 million of restructuring charges, a provision for environmental remediation costs of $1.3 million and increased start-up costs for the transportation element of the electromechanical business. The repositioning plan is expected to result in annualized cost savings of approximately $3 million starting in 1996.

Optoelectronics: Profits resulting from higher flash product shipments and the continued benefit of cost reductions implemented in 1993 were offset by $8.6 million of restructuring charges and, to a lesser extent, the impact of lower sales on a government contract. In addition, the results reflected a $1.1 million write-off of a small unit's goodwill. The repositioning plan is expected to result in annual cost savings of approximately $7 million starting in 1996. However, the Company anticipates future increases in research and development expenses and capital expenditures to support product development initiatives in this segment.

General Corporate Expenses: The increase was due to $1 million of restructuring charges, $1 million of consulting costs that were associated with the repositioning plan, $1 million of separation costs incurred during the first six months of the year plus general cost increases. The repositioning plan is expected to result in annual savings of $7 million in Corporate and other expenses starting in 1996.

Other: The net change in other income (expense) was due to the write-down in the third quarter of certain investments by $1.8 million to their realizable value as the result of the decision to restructure associated operations and to liquidate the Company's position in investments no longer consistent with its strategic direction. During the fourth quarter, the Company wrote down certain investments by $2.7 million due to a reduction in their expected realizable value based upon the deterioration in the financial condition of the company/partnership.

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

In 1994, the Company increased its discount rates for employee benefit plans as a result of the increase in long-term interest rates. The effects of the higher discount rates were partially offset by an increase in the assumption for compensation increases. The net result of these changes will not materially affect the Company's results of operations.

Effective January 2, 1995, the Company will change its method of depreciation for certain classes of plant and equipment from an accelerated method to the straight-line method. The Company believes that the straight-line method will more appropriately reflect the timing of the future economic benefits to be received from these assets, which consist mainly of manufacturing equipment.

Discontinued Operations: During the third quarter of 1994, the Company announced a plan to exit the DOE business and decided not to seek renewal of its remaining four DOE contracts although it intends to continue to meet its obligations under the terms and conditions of the present contracts. The Company will not compete for management and operations contracts at other DOE facilities. Accordingly, the Company is reporting the former DOE Support segment as discontinued operations for all periods presented in the consolidated financial
statements.   The Company's contract to manage the Idaho National Engineering
Laboratory expired September 30, 1994 and contributed $240 million of sales and $7.3 million of operating income to discontinued operations in 1994.

The Company's remaining management and operations contracts with the DOE expire as follows:

   Reynolds Electrical and Engineering Co., Inc. - December 31, 1995 EG&G Energy Measurements, Inc. - December 31, 1995
   EG&G Rocky Flats, Inc. - December 31, 1995
   EG&G Mound Applied Technologies, Inc. - September 30, 1996

Expiration dates may be modified by the DOE in accordance with contract terms. The DOE has notified the Company of its intention to expedite the procurement and award of the Rocky Flats contract, which may result in termination of the Company's contract prior to the expiration date.

Income from discontinued operations, net of income taxes, was $1.5 million above the 1993 level. The increase resulted from a cost/productivity improvement fee of $7.3 million earned at Rocky Flats offset partially by the reduction in fee reflecting the expiration of the Idaho contract in September 1994. Future sales and income from discontinued operations will decrease as the remaining DOE contracts expire in 1995 and 1996 and are dependent upon work scopes and fee pools negotiated annually that are currently under review by the DOE.

Environmental: The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. As of January 1, 1995, the Company had an accrual of $2.4 million to reflect its estimated liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available. There have been no environmental problems to date that had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

1993 Compared to 1992

Sales
Sales of $1,319 million for 1993 were level with 1992 sales.

Technical Services: The $27 million increase resulted from an increase of $24 million in automotive testing services caused primarily by the introduction of new industry testing protocols, partially offset by a $10 million reduction in contract billings at the Kennedy Space Center.

Instruments: The $10 million increase resulted from the $43 million of sales of Wallac, acquired in June 1993, partially offset by reduced scientific, industrial and security instruments sales reflecting sluggish market conditions, lower foreign exchange rates and large orders shipped in 1992.

Mechanical Components: The $29 million decrease was attributable to a $21 million reduction in aerospace sales due primarily to continued softness in this market and, to a lesser extent, the divestiture of two operations.

Optoelectronics: The $9 million decrease was due mainly to the completion of several programs in 1992, partially offset by the sales of Heimann Optoelectronics, which was acquired early in the second quarter of 1992.

Operating Income From Continuing Operations
Operating income from continuing operations was $87.5 million in 1993, a 27% increase over 1992.

Technical Services: The $11.8 million increase was due primarily to higher sales and improved margins in the automotive testing services business. In October 1993, the Company was selected by NASA to continue as the base operations contractor at the Kennedy Space Center. The contract has a potential term of 10 years, including options, contains reductions in contract value and has resulted in reductions in the annual fee.

Instruments: The $5.6 million decrease resulted from lower sales of scientific, industrial and security instruments partially offset by the income associated with the Wallac acquisition.

Mechanical Components: Improved profitability resulting from cost reduction programs in the industrial sealing and electromechanical businesses more than offset the impact of lower aerospace sales, generating a $2.6 million increase.

Optoelectronics: The $7.6 million increase was due to improved profitability as a result of cost reductions at Heimann Optoelectronics. The 1992 results included a charge of $6.3 million for the write-down of the net assets of two businesses to their estimated disposal value.

General Corporate Expenses: The $2.3 million decrease was due to the absence of corporate management incentives in 1993.

Other: The net change in other income (expense) was an increase in income of $3.1 million. This was primarily due to gains on investments. The 1993 effective tax rate of 38.3% for continuing operations was higher than the 26.9% in 1992 primarily because the 1992 rate reflected a favorable adjustment of prior estimated tax liabilities and the tax benefit resulting from the sale of an investment in a hydroelectric power plant.

The Company reduced its discount rate for employee benefit plans in 1993 as a result of the decrease in long-term interest rates. The effects of the lower discount rates were partially offset by corresponding reductions in assumptions for compensation increases and health care cost trend rates.

Discontinued Operations: The $14.1 million decrease in income from discontinued operations, net of income taxes, was primarily attributable to Rocky Flats' lower grades and a reduction of available fee pool. In addition, 1992 results included a favorable profit adjustment due to higher than anticipated performance grades at year-end 1991. Lower grades on the Idaho contract also contributed, to a lesser extent, to the decrease.

Accounting Changes: During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106 on accounting for postretirement benefits other than pensions for its U.S. retiree health benefits and SFAS No. 109 on accounting for income taxes. The adoption of SFAS No. 106 resulted in an after-tax charge of $13.2 million ($.23 per share) while the charge for SFAS No. 109 was $7.3 million ($.13 per share). See Notes 12 and 13 for additional disclosures.

Financial Condition

The Company's cash and cash equivalents decreased $5.8 million in 1994 while commercial paper borrowings increased $14.9 million. Net cash provided by operating activities was $95.9 million in 1994, $112.1 million in 1993 and $127.8 million in 1992. The net cash provided by discontinued operations in 1994 was lower than in 1993 due to a $10.1 million reduction in receivables in 1993, which did not occur in 1994. The net cash provided by continuing operations was lower in 1994 reflecting lower earnings, partially offset by a net reduction in working capital. The net cash provided was principally used for capital expenditures, acquisitions, cash dividends and in 1994 and 1993, for stock repurchases in excess of proceeds from issuing stock. In 1994, lower purchases of common stock and proceeds from issuing common stock were due to the termination of an employee stock purchase plan in 1993.

The implementation of the repositioning plan commenced during 1994 with a cash outlay of $4 million for termination costs with future cash outlays of $21.5 million, mainly in 1995. Additional cash outlays of approximately $10 million will be required to support the repositioning plan in 1995. Proceeds from asset dispositions, the liquidation of certain investments and pre-tax repositioning savings in 1995 are anticipated to result in neutral or slightly positive net cash flows from the repositioning plan by the end of 1995. The repositioning plan is expected to improve annual cash flow by an estimated $20 million starting in 1996. In addition, the Company has implemented an aggressive working capital reduction program.

Discontinued operations generated cash of $25.5 million in 1994. Future cash flows from discontinued operations will decrease due to the expiration of the Idaho contract in 1994 and the expiration of the remaining DOE contracts in 1995 and 1996.

Capital expenditures were $37.3 million in 1994, an increase of $9.4 million over the 1993 level, and are expected to exceed $80 million in 1995. These increases support new product development initiatives primarily in the Optoelectronics segment. In the fourth quarter of 1993, the Board of Directors authorized the purchase of up to a total of 5.5 million shares of the Company's common stock through periodic purchases on the open market. The Company has purchased 2.2 million shares under this program to date, including 1.1 million shares purchased in the first quarter of 1994 at a cost of $19.1 million. No shares were purchased under the program during the last nine months of the year. In January 1995, the Board of Directors authorized the purchase of an additional 10 million shares. In total, the Company has current authorization to purchase
13.3 million shares. The Company will finance these activities with a combination of short-term and long-term debt and cash flows from operations.
The Company believes it can take these actions and maintain its product development and growth strategies.

In 1994, the Company concluded the renegotiation of its credit facilities with the signing of two revolving credit agreements totaling $250 million. These agreements consist of a $175 million, 364-day facility, which expires March 1995, and a $75 million, three-year facility. These agreements serve as backup facilities for the commercial paper borrowing. The Company did not draw down either of these credit facilities during 1994. The Company is currently in the process of obtaining extensions on these agreements. Commercial paper, the Company's principal source of borrowing, is rated "A-1" by Standard & Poor's, and "Prime-2" by Moody's. Moody's has placed its rating under review for downgrading following the Company's announcement of a major common stock purchase program. In January 1995, Duff & Phelps assigned an initial rating of "Duff-1" to commercial paper. As of March 31, 1995, Moody's downgraded the Company's rating to "Prime-3."

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses forward exchange contracts to hedge certain foreign commitments and transactions denominated in foreign currencies. The contract amount of forward exchange contracts was $24.5 million as of January 1, 1995. The terms range from one to three months, corresponding with expected collections or payments. There are no cash requirements until maturity. Credit risk is minimal as the contracts are with very large banks; any market risk is offset by the exposure on the underlying hedged items. Gains and losses on forward contracts are deferred and offset against foreign exchange gains and losses on the underlying hedged items.

Dividends

In January 1995, the Board of Directors declared a regular quarterly cash dividend of 14 cents per share, resulting in an annual rate of 56 cents per share for 1995. EG&G has paid cash dividends, without interruption, for 30 years and continues to retain what management believes to be sufficient earnings to support the funding requirements of its planned growth.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEET
As of January 1, 1995 and January 2, 1994

(Dollars in thousands except per share data)           1994        1993
                                                  ---------   ---------
Current Assets:
   Cash and cash equivalents                      $  66,424   $  72,185
   Accounts receivable (Note 3)                     226,268     225,643
   Inventories (Note 4)                             123,299     121,581
   Other (Notes 7 and 13)                            56,635      33,760
   Net assets of discontinued operations (Note 5)     8,852       7,942
                                                  ---------   ---------
Total Current Assets                                481,478     461,111
                                                  ---------   ---------
Property, Plant and Equipment:
   At cost (Note 6)                                 364,801     327,416
   Accumulated depreciation and amortization       (243,139)   (221,320)
                                                  ---------   ---------
Net Property, Plant and Equipment                   121,662     106,096
                                                  ---------   ---------
Investments (Note 7)                                 16,515      25,920
Intangible Assets (Note 8)                          127,312     139,205
Other Assets (Notes 12 and 13)                       46,162      32,555
                                                  ---------   ---------
Total Assets                                      $ 793,129   $ 764,887
                                                  =========   =========

Current Liabilities:
   Short-term debt (Note 9)                       $  59,988   $  43,589
   Accounts payable                                  66,132      60,787
   Accrued restructuring costs (Note 10)             21,532         ---
   Accrued expenses (Note 11)                       134,170     128,800
                                                  ---------   ---------
Total Current Liabilities                           281,822     233,176
                                                  ---------   ---------
Long-Term Liabilities (Notes 9, 12 and 13)           65,941      54,177
                                                  ---------   ---------

CONSOLIDATED BALANCE SHEET (continued)

As of January 1, 1995 and January 2, 1994

(Dollars in thousands except per share data)           1994        1993
                                                  ---------   ---------
Contingencies (Note 14)
Stockholders' Equity (Note 15):
   Preferred stock - $1 par value, authorized
     1,000,000 shares; none outstanding                 ---         ---
   Common stock - $1 par value, authorized
     100,000,000 shares; issued 60,102,000 shares    60,102      60,102
   Retained earnings                                459,738     496,063
   Cumulative translation adjustments                10,785      (8,287)
   Unrealized gain on marketable
     investments (Note 7)                             3,337         ---
   Cost of shares held in treasury;
     4,978,000 shares in 1994 and
     3,970,000 shares in 1993                       (88,596)    (70,344)
                                                  ---------   ---------
Total Stockholders' Equity                          445,366     477,534
                                                  ---------   ---------
Total Liabilities and Stockholders' Equity        $ 793,129   $ 764,887
                                                  =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Years Ended January 1, 1995

(Dollars in thousands
except per share data)                   1994          1993         1992
                                   ----------   -----------   ----------
Sales:
   Products                        $  750,649   $   725,627  $   750,878
   Services                           581,907       593,789      569,203
                                   ----------   -----------   ----------
Total Sales                         1,332,556     1,319,416    1,320,081
                                   ----------   -----------   ----------
Costs and Expenses (Note 12):
   Cost of sales:
      Products                        486,564       472,262      499,292
      Services                        508,045       498,791      483,875
                                   ----------   -----------   ----------
   Total cost of sales                994,609       971,053      983,167
   Research and development
     expenses                          38,585        34,664       32,088
   Selling, general and
     administrative expenses          239,609       226,215      236,041
   Goodwill write-down (Note 8)        40,300           ---          ---
   Restructuring charges (Note 10)     30,400           ---          ---
                                   ----------   -----------   ----------
Total Costs and Expenses            1,343,503     1,231,932    1,251,296
                                   ----------   -----------   ----------
Operating Income (Loss) From
  Continuing Operations               (10,947)       87,484       68,785

Other Income (Expense),
  Net (Note 18)                        (6,176)        1,008       (2,083)
                                   ----------   -----------   ----------
Income (Loss) From Continuing
   Operations Before Income Taxes     (17,123)       88,492       66,702
Provision for Income Taxes (Note 13)   14,984        33,870       17,937
                                   ----------   -----------   ----------
Income (Loss) From Continuing
   Operations                         (32,107)       54,622       48,765
Income From Discontinued Operations,
   Net of Income Taxes (Note 5)        26,452        24,949       39,014
                                   ----------   -----------   ----------
Income (Loss) Before Cumulative
   Effect of Accounting Changes        (5,655)       79,571       87,779
Cumulative Effect of Accounting Changes:
   Income taxes (Note 13)                 ---        (7,300)         ---
   Postretirement benefits other
     than pensions (Note 12)              ---       (13,200)         ---
                                   ----------   -----------   ----------
Net Income (Loss)                  $   (5,655)  $    59,071   $   87,779
                                   ==========   ===========   ==========

CONSOLIDATED STATEMENT OF OPERATIONS (continued)
For the Three Years Ended January 1, 1995

(Dollars in thousands
except per share data)                   1994          1993         1992
                                   ----------   -----------   ----------
Earnings (Loss) Per Share (Note 19):
Income (Loss) From
   Continuing Operations           $     (.58)  $       .97   $      .87
Income From Discontinued Operations,
   Net of Income Taxes                    .48           .44          .69
                                   ----------   -----------   ----------
Income (Loss) Before Cumulative Effect
   of Accounting Changes                 (.10)         1.41         1.56
Cumulative Effect of Accounting Changes:
   Income taxes                           ---          (.13)         ---
   Postretirement benefits
     other than pensions                  ---          (.23)         ---
                                   ----------   -----------   ----------
Net Income (Loss)                  $     (.10)  $      1.05   $     1.56
                                   ==========   ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Years Ended January 1, 1995
                                           Cumula-         Unrealized
                        Capital               tive            Gain on
                             in             Trans-   Cost of  Market-    Total
(Dollars in              Excess             lation    Shares     able    Stock-
thousands except  Common of Par  Retained  Adjust-   Held in  Invest-  holders'
per share data)    Stock  Value  Earnings    ments  Treasury    ments    Equity
                 ------- ------  -------- --------  --------  -------  --------
Balance,
 December 29,
 1991            $30,051 $4,079  $444,239  $ 5,950  $(63,608) $   ---  $420,711

Net income           ---    ---    87,779      ---       ---      ---    87,779
Cash dividends
 ($.49 per share)    ---    ---   (27,575)     ---       ---      ---   (27,575)
Exercise of
 employee stock
 options and related
 income tax benefits ---   (422)      (43)     ---     8,901      ---     8,436
Translation
 adjustments         ---    ---       ---   (7,273)      ---      ---    (7,273)
Issuance of common
 stock for employee
 benefit plans       ---    ---    (4,744)     ---    24,907      ---    20,163
Purchase of
 common stock
 for treasury        ---    ---       ---      ---   (28,605)     ---   (28,605)
Effect of 2-for-1
 stock split      30,051 (3,657)  (26,394)     ---       ---      ---       ---
                 ------- ------  --------  -------  --------  -------  --------
Balance,
 January 3, 1993  60,102    ---   473,262   (1,323)  (58,405)     ---   473,636

Net income           ---    ---    59,071      ---       ---      ---    59,071
Cash dividends
 ($.52 per share)    ---    ---   (29,358)     ---       ---      ---   (29,358)
Exercise of
 employee stock
 options and related
 income tax benefits ---    ---      (298)     ---     7,356      ---     7,058
Translation
 adjustments         ---    ---       ---   (6,964)      ---      ---    (6,964)
Issuance of common
 stock for employee
 benefit plans       ---    ---    (6,614)     ---    25,724      ---    19,110
Purchase of
 common stock for
 treasury            ---    ---       ---      ---   (45,019)     ---   (45,019)
                 ------- ------  -------- --------  --------  -------  --------
Balance,
 January 2, 1994  60,102    ---   496,063   (8,287)  (70,344)     ---   477,534

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (continued)

For the Three Years Ended January 1, 1995
                                           Cumula-         Unrealized
                        Capital               tive            Gain on
                             in             Trans-   Cost of  Market-    Total
(Dollars in              Excess             lation    Shares     able    Stock-
thousands except  Common of Par  Retained  Adjust-   Held in  Invest-  holders'
per share data)    Stock  Value  Earnings    ments  Treasury    ments    Equity
                 ------- ------  -------- --------  --------  -------  --------
Net loss             ---    ---    (5,655)     ---       ---      ---    (5,655)
Cash dividends
 ($.56 per share)    ---    ---   (31,012)     ---       ---      ---   (31,012)
Exercise of
 employee stock
 options and related
 income tax benefits ---    ---       342      ---       887      ---     1,229
Translation
 adjustments         ---    ---       ---   19,072       ---      ---    19,072
Purchase of
 common stock for
 treasury            ---    ---       ---      ---   (19,139)     ---   (19,139)
Unrealized gain
 on marketable
 investments         ---    ---       ---      ---       ---    3,337     3,337
                 ------- ------  -------- --------  --------  -------  --------
Balance,
 January 1, 1995 $60,102 $  ---  $459,738 $ 10,785  $(88,596) $ 3,337  $445,366
                 ======= ======  ======== ========  ========  =======  ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Years Ended January 1, 1995

(Dollars in thousands)                                 1994      1993      1992
                                                  ---------  --------  --------
Cash Flows Provided by Operating Activities:
   Net income (loss)                              $  (5,655) $ 59,071  $ 87,779
   Deduct net income from discontinued operations   (26,452)  (24,949)  (39,014)
   Add cumulative effect of accounting changes          ---    20,500       ---
                                                  ---------  --------  --------
   Income (loss) from continuing operations         (32,107)   54,622    48,765
   Adjustments to reconcile income (loss)
     from continuing operations to net cash
     provided by continuing operations:
      Goodwill write-down                            40,300       ---       ---
      Noncash portion of restructuring charges        4,902       ---       ---
      Restructuring charges to be paid in
        future periods                               21,532       ---       ---
      Depreciation and amortization                  36,790    37,842    36,292
      Losses (gains) on dispositions and
        investments, net                              5,322    (3,176)     (169)
      Changes in assets and other liabilities, net of
        effects from companies purchased and divested:
          Decrease in accounts receivable             6,284    20,054     4,369
          Decrease (increase) in inventories          1,643    (1,971)   11,179
          Increase (decrease) in accounts payable     2,124   (12,146)    3,273
          Increase (decrease) in accrued expenses     2,904    (5,410)      169
          Change in prepaid and deferred taxes       (5,163)   (3,514)  (11,070)
          Change in prepaid expenses and other      (14,190)  (10,084)    1,746
                                                  ---------  --------  --------
Net Cash Provided by Continuing Operations           70,341    76,217    94,554
Net Cash Provided by Discontinued Operations         25,542    35,920    33,253
                                                  ---------  --------  --------
Net Cash Provided by Operating Activities            95,883   112,137   127,807
                                                  ---------  --------  --------

Cash Flows Used in Investing Activities:
   Capital expenditures                             (37,277)  (27,860)  (22,446)
   Proceeds from dispositions of businesses and
     sales of property, plant and equipment           2,872     9,503     2,593
   Cost of acquisitions, net of cash and
     cash equivalents acquired                      (32,841)  (32,186)  (58,070)
   Purchases of investment securities                (2,730)   (2,503)   (1,111)
   Proceeds from sales of investment securities       5,092     7,813     5,275
                                                  ---------  --------  --------
Net Cash Used in Investing Activities               (64,884)  (45,233)  (73,759)
                                                  ---------  --------  --------

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

For the Three Years Ended January 1, 1995

(Dollars in thousands)                                 1994      1993      1992
                                                  ---------  --------  --------
Cash Flows Used in Financing Activities:
   Changes in commercial paper                       14,873     2,977   (10,428)
   Other debt payments                               (3,939)  (17,752)   (7,396)
   Proceeds from issuing common stock                 1,229    26,168    28,599
   Purchases of common stock                        (19,139)  (45,019)  (28,605)
   Cash dividends                                   (31,012)  (29,358)  (27,575)
                                                  ---------  --------  --------
Net Cash Used in Financing Activities               (37,988)  (62,984)  (45,405)
                                                  ---------  --------  --------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                1,228    (1,487)   (1,916)
                                                  ---------  --------  --------
Net Increase (Decrease) in Cash
  and Cash Equivalents                               (5,761)    2,433     6,727

Cash and Cash Equivalents at Beginning of Year       72,185    69,752    63,025
                                                  ---------  --------  --------
Cash and Cash Equivalents at End of Year          $  66,424  $ 72,185  $ 69,752
                                                  =========  ========  ========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
      Interest                                    $   5,063  $  6,819  $  7,486
      Income taxes                                   41,353    41,256    49,338

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

Reclassifications: The former DOE Support segment is presented as discontinued operations in accordance with Accounting Principles Board
(APB) Opinion No. 30. (See Note 5 for further discussion). In addition, research and development expenses, which had previously been included in cost of sales, are now presented separately on the Consolidated Statement of Operations. State income taxes, which had previously been included in selling, general and administrative expenses, are now included in the provision for income taxes.

Sales: Cost-reimbursement sales are recorded as costs are incurred and include applicable income in the proportion that costs incurred bear to total estimated costs. Sales and income are recorded at the time of shipment for products, at the end of a contract phase for service contracts and at the completion of the contract for fixed-priced contracts. If a loss is anticipated on any contract, provision for the entire loss is made immediately.

Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The majority of inventories is accounted for using the first-in, first-out method. All other inventories are accounted for using the last-in, first-out method.

Property, Plant and Equipment: The Company depreciates plant and equipment over their estimated useful lives using accelerated methods for both financial statement and income tax purposes. For financial statement purposes, the estimated useful lives generally fall within the following ranges: buildings and special-purpose structures-10 to 25 years;
leasehold improvements-estimated useful life or remaining term of lease, whichever is shorter; machinery and equipment-3 to 7 years;
special-purpose equipment-expensed or depreciated over the life of the initial related contract. Nonrecurring tooling costs are capitalized while recurring costs are expensed.

Effective January 2, 1995, the Company will change its method of depreciation for certain classes of plant and equipment from an accelerated method to the straight-line method for financial statement purposes. The Company believes that the straight-line method will more appropriately reflect the timing of the future economic benefits to be received from these assets, which consist mainly of manufacturing equipment.

Pension Plans: The Company's funding policy provides that payments to the U.S. pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Non-U.S. plans are accrued for but generally not funded, and benefits are paid from operating funds.

Translation of Foreign Currencies: The balance sheet accounts of non-U.S. operations, exclusive of stockholders' equity, are translated at year-end exchange rates, and income statement accounts are translated at weighted average rates in effect during the year; any translation adjustments are made directly to a component of stockholders' equity. The after-tax aggregate net transaction gains (losses) were not material for the years presented.

Intangible Assets: Intangible assets result from acquisitions accounted for using the purchase method of accounting and include the excess of cost over the fair market value of the net assets of the acquired businesses. As of January 1, 1995, substantially all of these intangible assets are being amortized over periods of up to 20 years. Subsequent to the acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's discounted future cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. (See Note 8 for discussion of the goodwill write-down occurring during 1994.)

Cash Flows: For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short maturities.

Environmental Matters: The Company accrues for costs associated with the remediation of environmental pollution when it is probable that a liability has been incurred and the Company's proportionate share of the amount can be reasonably estimated. Any recorded liabilities have not been discounted.

2. Acquisitions

In September 1994, the Company acquired IC Sensors, a leading supplier of micromachined sensing and control components used in the automotive, medical, industrial and consumer product markets, for cash of $30 million. While the Company has not yet finalized the purchase price allocation, the excess of the cost over the fair market value of the net assets acquired is estimated to be $22 million, which is being amortized over 15 years using a straight-line method. The Company does not expect that any differences in the final allocation will have a material effect on the consolidated financial statements. In September 1994, the Company also acquired NoVOCs, Inc., which offers a process for restoring groundwater contaminated by gasoline and other volatile organic compounds, for cash of $3.3 million and contingent payments based on future sales. These acquisitions were accounted for using the purchase method, and their results of operations were included in the consolidated results of the Company from the date of acquisition.

In June 1993, the Company acquired The Wallac Group (Wallac), a unit of Procordia AB, for a total purchase price of approximately $46 million, including related expenses, consisting of $41 million cash and a one-year note for $5 million. This acquisition was accounted for using the purchase method. The excess of the cost over the fair market value of the net assets acquired was $24 million, which is being amortized over 20 years using a straight-line method. Wallac's results of operations were included in the consolidated results of the Company from the date of acquisition.

The effect of these acquisitions was not material to the consolidated results of operations. The products of the acquired companies are described elsewhere in the Annual Report.

3. Accounts Receivable

Accounts receivable as of January 1, 1995 and January 2, 1994 included unbilled receivables of $57 million and $56 million, respectively, which were due primarily from U.S. Government agencies. Accounts receivable were net of reserves for doubtful accounts of $5.8 million and $6.1 million, respectively.

4. Inventories

Inventories as of January 1, 1995 and January 2, 1994 consisted of the following:

  (In thousands)                                  1994      1993
                                              --------  --------
  Finished goods                              $ 35,304  $ 30,864
  Work in process                               28,551    30,393
  Raw materials                                 59,444    60,324
                                              --------  --------
                                              $123,299  $121,581
                                              ========  ========

The portion of inventories accounted for using the last-in, first-out
(LIFO) method of determining inventory costs in 1994 and 1993 approximated 25% and 24%, respectively, of total inventories. The excess of current cost of inventories over the LIFO value was approximately $10 million at January 1, 1995 and January 2, 1994.

5. Discontinued Operations

During the third quarter of 1994, the Company announced a plan to exit the DOE business and decided not to seek renewal of its four remaining contracts with the DOE although it intends to continue to meet its obligations under the terms and conditions of the present contracts. The Company will not compete for management and operations contracts at other DOE facilities. Accordingly, the Company is reporting the results of the former DOE Support segment as discontinued operations for all periods presented in the consolidated financial statements.

The Company's remaining management and operations contracts with the DOE expire as follows:

  Reynolds Electrical and Engineering Co., Inc. - December 31, 1995 EG&G Energy Measurements, Inc. - December 31, 1995
  EG&G Rocky Flats, Inc. - December 31, 1995
  EG&G Mound Applied Technologies, Inc. - September 30, 1996

Expiration dates may be modified by the DOE in accordance with contract terms. The DOE has notified the Company of its intention to expedite the procurement and award of the Rocky Flats contract, which may result in termination of the Company's contract prior to the expiration date.

Summary operating results of the discontinued operations were as follows:

  (In thousands)                          1994        1993        1992
                                    ----------  ----------  ----------
  Sales                             $1,300,064  $1,378,532  $1,468,741
  Costs and expenses                 1,259,369   1,340,149   1,409,629
                                    ----------  ----------  ----------
  Income from discontinued
    operations before income taxes      40,695      38,383      59,112
  Provision for income taxes            14,243      13,434      20,098
                                    ----------  ----------  ----------
  Income from discontinued
   operations, net of income taxes  $   26,452  $   24,949  $   39,014
                                    ==========  ==========  ==========

Given the nature of the government contracts, the Company does not anticipate incurring any material loss on the ultimate completion of the contracts.

Net assets of discontinued operations consisted primarily of unbilled accounts receivable, $15.7 million at January 1, 1995 and $12 million at January 2, 1994, net of operating liabilities.

6. Property, Plant and Equipment, at Cost

Property, plant and equipment as of January 1, 1995 and January 2, 1994 consisted of the following:

  (In thousands)                                  1994      1993
                                              --------  --------
  Land                                        $ 13,977  $ 14,327
  Buildings and leasehold improvements          92,538    91,280
  Machinery and equipment                      258,286   221,809
                                              --------  --------
                                              $364,801  $327,416
                                              ========  ========

7. Investments

Investments as of January 1, 1995 and January 2, 1994 consisted of the following:

  (In thousands)                                  1994      1993
                                              --------  --------
  Marketable investments                       $14,187   $ 6,838
  Other investments                              6,330    13,426
  Joint venture investments                      5,314     5,656
                                              --------  --------
                                                25,831    25,920
  Less investments classified
    as other current assets                     (9,316)      ---
                                              --------  --------
                                               $16,515   $25,920
                                              ========  ========

Marketable investments consisted of common stocks, and trust assets which were invested in money market funds, fixed income securities and common stocks to meet the supplemental executive retirement plan obligation. (See
Note 12.)

Effective January 3, 1994, the Company adopted SFAS No. 115 on accounting for certain investments in debt and equity securities. This new standard requires that available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized.
At January 1, 1995, $3.3 million was reported as a separate component of stockholders' equity, representing the unrealized holding gains, net of deferred income taxes. At January 2, 1994, marketable investments had an aggregate market value of $13.1 million and gross unrealized gains of $6.3 million.

At January 1, 1995, marketable investments classified as available for sale included the following:

  (In thousands)                                                    Gross
                                                               Unrealized
                                 Market Value      Cost     Holding Gains
                                 ------------    ------     -------------
  Common stocks                       $11,994    $6,860            $5,134
  Fixed income securities               1,987     1,987               ---
  Money market funds                      206       206               ---
                                      -------    ------            ------
                                      $14,187    $9,053            $5,134
                                      =======    ======            ======

The market values were based on quoted market prices. The fixed income securities, on average, have maturities of approximately 5.3 years.

Other investments consisted of nonmarketable investments in private companies and venture capital partnerships, which are carried at the lower of cost or net realizable value. The estimated aggregate fair value of other investments approximated the carrying amount at January 1, 1995 and January 2, 1994. The fair values of other investments were estimated based primarily on the most recent rounds of financing and securities transactions and, to a lesser extent, on other pertinent information, including financial condition and operating results.

During the third quarter of 1994, the Company wrote down certain investments by $1.8 million to their estimated realizable value as the result of the decision to restructure associated operations and to liquidate the Company's position in investments no longer consistent with its strategic direction. In conjunction with the decision to liquidate certain investments, marketable investments of $8.3 million and other investments of $1 million were classified as other current assets at January 1, 1995. During the fourth quarter, the Company wrote down certain investments by $2.7 million due to a reduction in their estimated realizable value based upon the deterioration in the financial condition of the company/partnership.

Joint venture investments are accounted for using the equity method.

8.  Intangible Assets

Intangible assets were shown net of accumulated amortization of $31.6 million and $25.5 million at January 1, 1995 and January 2, 1994, respectively. The $11.9 million net decrease in intangible assets resulted primarily from the $40.3 million write-down of goodwill and current year amortization partially offset by increases due to the IC Sensors and NoVOCs acquisitions and by the effect of translating goodwill denominated in non-U.S. currencies at current exchange rates.

The continued decline in the financial results of the operating elements of the Company's Berthold business acquired in 1989, the resultant strategic and operational review and the application of the Company's objective measurement tests resulted in an evaluation of goodwill for possible impairment. The underlying factors contributing to the decline in financial results included changes in the marketplace, delays in customer acceptance of new technologies and worldwide economic conditions. The Company calculated the present value of expected cash flows to determine the fair value of the business, using a discount rate of 12% which represents the Company's weighted average cost of capital. The evaluation resulted in a $39.2 million write-down in the third quarter of 1994 of Berthold's goodwill balance of $76 million. The evaluation also led the Company to determine that the remaining amortization period for the goodwill should be reduced from 36 years to 16 years based on the factors identified above. In the third quarter of 1994, the Company also wrote off $1.1 million of a small Optoelectronics unit's goodwill.

9. Debt

Short-term debt at January 1, 1995 and January 2, 1994 consisted primarily of commercial paper in the amounts of $49.8 million and $34.9 million, respectively, which had maturities of less than 90 days. The weighted average interest rate on commercial paper borrowings was 6.1% at January 1, 1995 and 3.4% at January 2, 1994. Commercial paper borrowings averaged $42.3 million during 1994 at an average interest rate of 4.7% compared to average borrowings of $42.7 million during 1993 at an average interest rate of 3.2%. Current maturities of long-term debt are also included in this account.

During 1994, the Company concluded the renegotiation of its credit facilities with the signing of two revolving credit agreements totaling $250 million. These agreements consist of a $175 million, 364-day facility, which expires March 1995, and a $75 million, three-year facility. These agreements serve as backup facilities for the commercial paper borrowing. The Company did not draw down either of these credit facilities during 1994. The Company is in the process of obtaining extensions on these agreements.

At January 1, 1995 and January 2, 1994, long-term debt amounts of $0.8 million and $1.5 million, respectively, were included in long-term liabilities. The carrying amount of the Company's long-term debt approximated fair value.

10.  Restructuring Charges

During the third quarter of 1994, management completed its review of various operating elements and developed a plan to reposition these businesses to attain the Company's business goals. The plan resulted in pre-tax restructuring charges of $30.4 million. The principal actions in the repositioning plan include reduction of excess manufacturing capacity, changes in distribution channels, consolidation and reengineering of support infrastructure, disposal of under-utilized assets, withdrawal from certain unprofitable product lines, disposal of excess property and general cost reductions. The repositioning plan will result in the termination of the jobs of approximately 1,000 non-DOE employees; the net work force reduction will be approximately 800 non-DOE employees. The reduction through January 1, 1995 was 200 employees.

The major components of the restructuring charges were $21 million of employee separation costs, $4.9 million of noncash charges to dispose of certain product lines and assets through sale or abandonment and $4.5 million of charges to terminate lease and other contractual obligations no longer required as a result of the repositioning plan. The charges do not include additional costs associated with the repositioning plan such as voluntary early retirement programs, training, consulting, purchases of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred. The implementation of this plan commenced during the second half of 1994 with a cash outlay of $4 million for termination costs; $21.5 million of cash outlays will occur mainly in 1995.

11.  Accrued Expenses

Accrued expenses as of January 1, 1995 and January 2, 1994 consisted of the following:

  (In thousands)                         1994      1993
                                     --------  --------
  Payroll                            $ 12,789  $ 13,375
  Employee benefits                    48,535    46,121
  Federal, non-U.S. and
    state income taxes                 17,243    26,119
  Other                                55,603    43,185
                                     --------  --------
                                     $134,170  $128,800
                                     ========  ========

12.  Employee Benefit Plans

Savings Plan: The Company has a savings plan for the benefit of qualified U.S. employees. Under this plan, the Company contributes an amount equal to the lesser of 55% of the amount of the employee's voluntary contribution or 3.3% of the employee's annual compensation. In prior years, the contribution was the lesser of 50% or 3% of the same items. Savings plan expense was $6.2 million in 1994, $5.7 million in 1993 and $5.4 million in 1992.

Pension Plans: The Company has defined benefit pension plans covering substantially all U.S. employees and non-U.S. pension plans for non-U.S. employees. The plans provide benefits that are based on an employee's years of service and compensation near retirement. Assets of the U.S. plan are composed primarily of corporate equity and debt securities.

Net periodic pension cost included the following components:

  (In thousands)                           1994     1993     1992
                                        -------  -------  -------
  Service cost-benefits earned
    during the period                   $ 9,822  $ 8,398  $ 8,164
  Interest cost on projected
    benefit obligations                  15,070   14,030   12,824
  Actual return on plan assets             (461) (18,316) (11,005)
  Net amortization and deferral         (15,442)   3,852   (1,914)
                                        -------  -------  -------
                                        $ 8,989  $ 7,964  $ 8,069
                                        =======  =======  =======

The following table sets forth the funded status of the principal U.S. plan and the principal non-U.S. plans and the amounts recognized in the Company's Consolidated Balance Sheet at January 1, 1995 and January 2, 1994:

  (In thousands)                             1994                   1993
                                      -------------------   -------------------
                                      Non-U.S.     U.S.     Non-U.S.     U.S.
                                      --------   --------   --------   --------
  Actuarial present value of
    benefit obligations:
      Vested benefit obligations       $18,832   $137,490    $18,143   $141,325
                                      ========   ========   ========   ========
      Accumulated benefit obligations  $20,329   $144,729    $20,176   $148,295
                                      ========   ========   ========   ========

  Projected benefit obligations
    for service provided to date       $27,050   $170,286    $25,673   $173,379
  Plan assets at fair value                ---    173,947        ---    164,593
                                      --------   --------   --------   --------
  Plan assets less (greater) than
    projected benefit obligations       27,050     (3,661)    25,673      8,786
  Unrecognized net transition asset        ---      5,259        ---      6,010
  Unrecognized prior service costs        (987)       924     (1,459)     1,041
  Unrecognized net gain (loss)           2,101    (22,948)      (635)   (25,213)
                                      --------   --------   --------   --------
  Accrued pension liability (asset)    $28,164   $(20,426)   $23,579   $ (9,376)
                                      ========   ========   ========   ========

  Assumptions of the principal plans were:
    Discount rate                         8.00%      8.25%      7.00%      7.40%
    Rate of compensation increase         5.50%      5.50%      4.50%      5.00%
    Long-term rate of return on assets     ---       9.75%       ---       9.75%

The non-U.S. accrued pension liability included $27.8 million and $22.7 million classified as long-term liabilities as of January 1, 1995 and January 2, 1994, respectively. The U.S. pension asset was classified as other noncurrent assets.

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. At January 1, 1995 and January 2, 1994, the projected benefit obligations were $9.7 million and $10.2 million, respectively. Assets of $6 million and $4.7 million, segregated in a trust, were available to meet this obligation as of January 1, 1995 and January 2, 1994. Pension expense for this plan was approximately $1.5 million in 1994, $1 million in 1993 and $0.9 million in 1992.

Postretirement Medical Plans: The Company provides health care benefits for eligible retired U.S. employees under a comprehensive major medical plan or under health maintenance organizations where available. The majority of the Company's U.S. employees become eligible for retiree health benefits if they retire directly from the Company and have at least 10 years of service. Generally, the major medical plan pays stated percentages of covered expenses after a deductible is met, and takes into consideration payments by other group coverages and by Medicare. The Plan requires retiree contributions under most circumstances and has provisions for cost sharing changes. For employees retiring after 1991, the Company has capped its medical premium contribution based on employees' years of service. The Company funds the amount allowable under a 401(h) provision in the Company's defined benefit pension plan. Assets of the plan are composed primarily of corporate equity and debt securities.

Effective January 4, 1993, the Company adopted SFAS No. 106 on accounting for postretirement benefits other than pensions for its U.S. retiree health benefits described above. This statement requires the expected cost of postretirement benefits to be charged to expense during the years in which employees render service. This is a change from the prior policy of recognizing these costs as paid. As part of adopting the new standard, the Company recorded a one-time, noncash charge against earnings of $20 million before taxes, or $13.2 million after income taxes ($.23 per share). This cumulative adjustment represented the discounted present value of expected future retiree health benefits attributed to employees' service rendered prior to January 4, 1993.

Net periodic postretirement medical benefit cost for 1994 and 1993 included the following components:

  (In thousands)                                        1994     1993
                                                      ------   ------
  Service cost - benefits earned during the period    $  426   $  360
  Interest cost on accumulated benefit obligation      1,620    1,686
  Actual return on plan assets                           (70)      (3)
  Net amortization and deferral                         (237)       3
                                                      ------   ------
                                                      $1,739   $2,046
                                                      ======   ======

The amount included in expense for 1992 prior to the adoption of SFAS No. 106 was $0.8 million. If the 1993 expense had been determined under the cash method of accounting, the amount recognized would have been $1 million.

The following table sets forth the plan's funded status and the amounts recognized in the Company's Consolidated Balance Sheet at January 1, 1995 and January 2, 1994:

  (In thousands)                                            1994       1993
                                                         -------    -------
  Accumulated benefit obligation:
     Current retirees                                    $16,128    $15,638
     Active employees eligible to retire                   2,809      3,134
     Other active employees                                2,912      3,217
                                                         -------    -------
                                                          21,849     21,989
  Plan assets at fair value                                4,165      2,003
                                                         -------    -------
  Plan assets less than accumulated benefit obligation    17,684     19,986
  Unrecognized net gain (loss)                               251       (993)
                                                         -------    -------
  Accrued postretirement medical liability               $17,935    $18,993
                                                         =======    =======
  Assumptions of the plan are:
      Discount rate                                         8.25%       7.4%
      Health care cost trend rate:
         First year                                         14.0%      15.0%
         Ultimate                                            6.5%       6.0%
         Years to reach ultimate                          9 years   10 years
      Long-term rate of return on assets                    9.75%      9.75%

The accrued postretirement medical benefit obligation included $16.9 million and $18 million classified as long-term liabilities as of January 1, 1995 and January 2, 1994, respectively.

If the health care cost trend rate was increased 1%, the accumulated postretirement benefit obligation would have increased by approximately $1.4 million at January 1, 1995. The effect of this increase on the annual cost for 1994 would have been approximately $0.1 million.

Other: The Company also has an incentive compensation plan for certain officers and key employees. Awards under this plan are approved annually by the Board of Directors and are limited by certain predetermined criteria.

Effective January 3, 1994, the Company adopted SFAS No. 112 on accounting for postemployment benefits. This new standard requires that benefits paid for former or inactive employees after employment but prior to retirement must be accrued if certain criteria are met. Adoption of the statement was not material to the Company's financial position or results of operations.

The above information does not include amounts related to benefit plans applicable to employees associated with contracts with the DOE and NASA because the Company is not responsible for the current or future funded status of the plans.

13.  Income Taxes

Effective January 4, 1993, the Company adopted SFAS No. 109 on accounting for income taxes. This standard determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Prior to the implementation of this statement, the Company accounted for income taxes under APB Opinion No. 11. As part of adopting the new standard, the Company recorded a one-time, noncash charge against earnings of $7.3 million ($.13 per share).

The components of income (loss) from continuing operations before income taxes for financial reporting purposes were as follows:

  (In thousands)              U.S.    Non-U.S.     Total
                           -------   ---------  --------
  1994                     $15,986   $(33,109)  $(17,123)
                           =======   ========   ========
  1993                     $70,449   $ 18,043   $ 88,492
                           =======   ========   ========
  1992                     $56,406   $ 10,296   $ 66,702
                           =======   ========   ========

The components of the provision for income taxes for continuing operations were as follows:

  (In thousands)              1994                          1993
                   ---------------------------   ---------------------------
                            Deferred                      Deferred
                   Current  (Prepaid)    Total   Current  (Prepaid)    Total
                   -------  ---------  -------   -------  ---------  -------
  Federal          $10,735    $(2,569) $ 8,166   $19,495    $ 3,454  $22,949
  State              3,670        157    3,827     5,275       (255)   5,020
  Non-U.S.           2,834        157    2,991     6,398       (497)   5,901
                   -------    -------  -------   -------     ------  -------
                   $17,239    $(2,255) $14,984   $31,168     $2,702  $33,870
                   =======    =======  =======   =======     ======  =======
                              1992
                   ---------------------------
                            Deferred
                   Current  (Prepaid)    Total
                   -------  ---------  -------
  Federal          $14,855   $(4,567)  $10,288
  State              4,343       396     4,739
  Non-U.S.           4,491    (1,581)    2,910
                   -------   --------  -------
                   $23,689   $(5,752)  $17,937
                   =======   =======   =======

The total provision for income taxes included in the consolidated financial statements was as follows:

  (In thousands)                     1994      1993      1992
                                  -------   -------   -------
  Continuing operations           $14,984   $33,870   $17,937
  Discontinued operations          14,243    13,434    20,098
                                  -------   -------   -------
                                  $29,227   $47,304   $38,035
                                  =======   =======   =======

The major differences between the Company's effective tax rate for continuing operations and the Federal statutory rate were as follows:

                                        1994       1993      1992
                                      ------     ------    ------
  Federal statutory rate              (35.0)%      35.0%     34.0%
  Non-U.S. rate differential, net     (18.2)       (2.5)     (3.2)
  Adjustment of prior estimated
    tax liabilities                     ---         ---      (8.2)
  State income taxes, net              14.5         3.7       4.7
  Sale of an investment                 ---         ---      (3.1)
  Goodwill amortization                10.0         1.7       1.6
  Increase in valuation allowance     117.0         1.0       1.6
  Other, net                           (0.8)       (0.6)     (0.5)
                                      -----       -----     -----
  Effective tax rate                   87.5%       38.3%     26.9%
                                      =====       =====     =====

The 1994 tax provision and effective rate for continuing operations were significantly impacted by the goodwill write-down and the restructuring charges. The Company has not recorded any tax benefit from the goodwill write-down and approximately $11 million of the restructuring charges because these charges, while tax deductible, will be incurred in tax jurisdictions where the Company has existing operating loss carryforwards and, therefore, are offset by a valuation allowance. At the present time, the Company believes that it is more likely than not that these benefits will not be realized.

The effect of SFAS No. 109 on the consolidated effective tax rate was minimal in 1993. If SFAS No. 109 had been in effect for 1992, the consolidated effective tax rate would not have changed.

The tax effects of temporary differences and carryforwards which gave rise to prepaid (deferred) income taxes as of January 1, 1995 and January 2, 1994 were as follows:

      (In thousands)                          1994          1993
                                          --------      --------
      Deferred tax assets:
        Inventory reserves                $  5,266      $  5,588
        Other reserves                       6,058         3,748
        Depreciation                         5,647         7,913
        Vacation pay                         6,080         5,107
        Net operating loss carryforwards    34,831         9,939
        Postretirement health benefits       6,123         7,000
        Restructuring reserve                4,494           ---
        All other, net                      23,608        24,146
                                          --------      --------
      Total deferred tax assets             92,107        63,441
                                          --------      --------
      Deferred tax liabilities:
        Award and holdback fees             (4,193)       (5,619)
        Pension contribution                (5,092)       (2,327)
        All other, net                     (12,423)      (13,322)
                                          --------      --------
      Total deferred tax liabilities       (21,708)      (21,268)
                                          --------      --------
      Valuation allowance                  (37,460)       (9,939)
                                          --------      --------
      Net prepaid taxes                   $ 32,939      $ 32,234
                                          ========      ========

At January 1, 1995, the Company had non-U.S. (primarily from Germany and France) net operating loss carryforwards of approximately $71.7 million, of which $10.2 million expire in years 1995 through 2004 and $61.5 million of which carryforward indefinitely. The $37.5 million valuation allowance results primarily from these carryforwards, for which the Company currently believes it is more likely than not that they will not be realized.

Current prepaid income taxes of $26.7 million and $18.7 million at January 1, 1995 and January 2, 1994, respectively, were included in other current assets. Long-term prepaid income taxes of $11.6 million and $13.6 million were included in other long-term assets at January 1, 1995 and January 2, 1994, respectively. Long-term deferred income taxes of $5.3 million were included in long-term liabilities at January 1, 1995.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Repatriation of retained earnings is done only when it is advantageous. Applicable Federal taxes are provided only on amounts planned to be remitted. Accumulated net earnings of non-U.S. subsidiaries for which no Federal taxes have been provided as of January 1, 1995 were $74.8 million, which does not include amounts that if remitted would result in little or no additional tax due to the availability of non-U.S. tax credits. Federal taxes that would be payable upon remittance of these earnings are estimated to be $21.2 million at January 1, 1995.

14.  Contingencies

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

In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $2.4 million to reflect its estimated liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available. There have been no environmental problems to date that had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

During 1994, the Company received notices from the Internal Revenue Service
(IRS) asserting deficiencies in Federal corporate income taxes for the Company's 1985-1990 taxable years. The total of the adjustments proposed by the IRS amounts to $35 million plus interest. The Company is in the process of filing petitions in the United States Tax Court to challenge most of the IRS asserted deficiencies. The Company believes it has meritorious legal defenses to those deficiencies and believes the ultimate outcome of the case will not result in a material impact on the Company's consolidated results of operations or financial position.

15.  Stockholders' Equity

At January 1, 1995, five million shares of the Company's common stock were reserved for employee benefit plans.

The Company has nonqualified and incentive stock option plans for officers and key employees. Under these plans, options may be granted at prices not less than 100% of the fair market value on the date of grant. All options expire 10 years from the date of grant. Options granted in 1994 become exercisable, in ratable installments, over a period of five years from the date of grant. In prior years, options became exercisable at the date of grant. The Stock Option Committee of the Board of Directors, at its sole discretion, may also include stock appreciation rights in any option granted. There are no stock appreciation rights outstanding under these plans.

A summary of certain stock option information is as follows:

(In thousands)              1994                      1993
                   ------------------------  ------------------------
                      Number                    Number
                   of Shares    Price Range  of Shares    Price Range
                   ---------   ------------  ---------   ------------
Outstanding at
  beginning of year    3,260   $14.44-22.88      2,902   $14.44-22.88
Granted                  736    14.25-15.38        726          21.63
Exercised                (54)   14.44-17.25       (355)   14.44-22.88
Lapsed                  (331)   14.44-22.88        (13)   15.50-22.88
                   ---------   ------------  ---------   ------------
Outstanding at
  end of year          3,611   $14.25-22.88      3,260   $14.44-22.88
                   =========   ============  =========   ============
Exercisable at
   end of year         2,895                     3,260
                   =========                 =========
Available for grant
  at end of year       1,354                     1,144
                   =========                 =========
(In thousands)              1992
                   ------------------------
                      Number
                   of Shares    Price Range
                   ---------   ------------
Outstanding at
  beginning of year    2,754   $ 7.25-22.88
Granted                  678          20.13
Exercised               (510)    7.25-22.88
Lapsed                   (20)    7.25-22.88
                   ---------   ------------
Outstanding at
  end of year          2,902   $14.44-22.88
                   =========   ============
Exercisable at
   end of year         2,902
                   =========
Available for grant
  at end of year       1,021
                   =========

On January 25, 1995, the Board of Directors adopted a new Shareholder Rights Plan. Under the Plan, preferred stock purchase rights were distributed on February 8, 1995 as a dividend at the rate of one right for each share of common stock outstanding. Each right, when exercisable, entitles a stockholder to purchase one one-thousandth of a share of a new series of junior participating preferred stock at a price of $60. The rights become exercisable only if a person or group acquires 20% or more or announces a tender or exchange offer for 30% or more of the Company's common stock. This preferred stock is nonredeemable and will have 1,000 votes per share. The rights are nonvoting, expire in 2005 and may be redeemed prior to becoming exercisable. The Company has reserved 70,000 shares of preferred stock, designated as Series C Junior Participating Preferred Stock, for issuance upon exercise of such rights. If a person (an "Acquiring Person") acquires or obtains the right to acquire 20% or more of the Company's outstanding common stock (other than pursuant to certain approved offers), each right (other than rights held by the Acquiring Person) will entitle the holder to purchase shares of common stock of the Company at one-half of the current market price at the date of occurrence of the event. In addition, in the event that the Company is involved in a merger or other business combination in which it is not the surviving corporation or in connection with which the Company's common stock is changed or converted, or it sells or transfers 50% or more of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase shares of common stock of such other person at one-half of the current market price of such common stock at the date of the occurrence of the event. In connection with the adoption of the new Plan, the Company announced that it was redeeming the rights issued pursuant to the Company's January 28, 1987 Rights Agreement at a redemption price of $.01 per right to shareholders of record as of February 8, 1995.

The Company's Employees Stock Purchase Plan was terminated as of October 31, 1993. During 1993, the Company issued 1.2 million shares under this plan.

16.  Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. At January 1, 1995, the Company had no significant concentrations of credit risk.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses forward exchange contracts to hedge certain foreign commitments and transactions denominated in foreign currencies. The contract amount of forward exchange contracts was $24.5 million as of January 1, 1995. The carrying value as of January 1, 1995 and January 2, 1994, which approximated fair value, was not significant. The terms range from one to three months, corresponding with expected collections or payments. There are no cash requirements until maturity. Credit risk is minimal as the contracts are with very large banks; any market risk is offset by the exposure on the underlying hedged items. When forward contracts are closed, the Company enters into spot transactions to fulfill the contract obligations. Gains and losses on forward contracts are deferred and offset against foreign exchange gains and losses on the underlying hedged items. Transactions covered by hedge contracts include collection of receivables from third-party customers, collection of intercompany receivables, payments to third-party suppliers and payment of intercompany payables.

See Notes 1, 7 and 9 for disclosures about fair values, including methods and assumptions, of other financial instruments.

17.  Leases

The Company leases certain property and equipment under operating leases. Rental expense charged to earnings for 1994, 1993 and 1992 amounted to $19.3 million, $18.7 million and $20.6 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows:
$17.5 million in 1995, $12.7 million in 1996, $8 million in 1997, $4.4 million in 1998, $2.6 million in 1999 and $4.6 million after 1999. The above information does not include amounts related to leases covered by contracts with the DOE and NASA because the costs are reimbursable under the contracts.

18.  Other income (expense), net, consisted of the following:

  (In thousands)                                  1994      1993     1992
                                               -------   -------  -------
  Interest and dividend income                 $ 3,167   $ 4,043  $ 3,380
  Gains (losses) on investments, net (Note 7)   (4,682)    2,975     (338)
  Interest expense                              (5,419)   (6,264)  (7,241)
  Other                                            758       254    2,116
                                               -------   -------  -------
                                               $(6,176)  $ 1,008  $(2,083)
                                               =======   =======  =======

19.  Earnings (Loss) Per Share

Earnings (loss) per common share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. The number of shares issuable upon the exercise of stock options had no material effect on earnings (loss) per share. The weighted average number of shares used in the earnings (loss) per share computations were 55,271,000 for 1994, 56,504,000 for 1993 and 56,385,000 for 1992.

20. Industry Segment and Geographic Area Information

The Company's continuing operations are classified into four industry segments: Technical Services, Instruments, Mechanical Components and Optoelectronics. The products and services of the segments are described elsewhere in the Annual Report. Sales and operating income (loss) from continuing operations by industry segment are shown in the Segment Sales and Income section of this report; such information with respect to 1994, 1993 and 1992 is considered an integral part of this note.

Sales to U.S. Government agencies, which were predominantly to the Department of Defense and NASA, were $542 million, $560 million and $566 million in 1994, 1993 and 1992, respectively. In October 1993, the Company was selected by NASA to continue as the base operations contractor at the Kennedy Space Center. The contract has a potential term of 10 years, including options, contains reductions in contract value and has resulted in reductions in the annual fee.

Additional information relating to the Company's operations in the various industry segments follows:

                             Depreciation and             Capital
  (In thousands)           Amortization Expense         Expenditures
                        --------------------------   -----------------------
                            1994     1993     1992      1994    1993    1992
                        -------- -------- --------   ------- ------- -------
  Technical Services    $  7,447 $  8,422 $  7,991   $ 7,314 $ 6,315 $ 5,650
  Instruments             11,621    9,213    8,131     5,398   6,555   4,768
  Mechanical Components    6,091    6,870    7,755     6,197   5,598   5,290
  Optoelectronics         10,690   12,417   11,595    17,748   8,469   6,305
  Corporate                  941      920      820       620     923     433
                        -------- -------- --------   ------- ------- -------
                        $ 36,790 $ 37,842 $ 36,292   $37,277 $27,860 $22,446
                        ======== ======== ========   ======= ======= =======
                               Identifiable
  (In thousands)                 Assets
                        --------------------------
                            1994     1993     1992
                        -------- -------- --------
  Technical Services    $129,995 $127,917 $133,351
  Instruments            220,232  256,117  217,792
  Mechanical Components   93,721   97,317  112,272
  Optoelectronics        193,302  142,630  142,543
  Corporate and Other    155,879  140,906  140,619
                        -------- -------- --------
                        $793,129 $764,887 $746,577
                        ======== ======== ========

Corporate assets consist primarily of cash and cash equivalents, prepaid taxes and investments.

Information relating to geographic areas follows:

  (In thousands)                                    Operating Income (Loss)
                           Sales                  From Continuing Operations
             ----------------------------------  -----------------------------
                   1994        1993        1992       1994      1993      1992
             ----------  ----------  ----------  ---------  --------  --------
  U.S.       $1,026,970  $1,049,131  $1,063,753  $  57,679  $ 96,495  $ 87,899
  Non-U.S.      305,586     270,285     256,328    (33,744)   18,562    10,781
  Corporate         ---         ---         ---    (34,882)  (27,573)  (29,895)
             ----------  ----------  ----------  ---------  --------  --------
             $1,332,556  $1,319,416  $1,320,081  $ (10,947) $ 87,484  $ 68,785
             ==========  ==========  ==========  =========  ========  ========

  (In thousands)     Identifiable Assets
             ----------------------------------
                   1994        1993        1992
             ----------  ----------  ----------
  U.S.       $  341,725  $  305,344  $  333,533
  Non-U.S.      295,525     318,637     272,425
  Corporate
   and Other    155,879     140,906     140,619
             ----------  ----------  ----------
             $  793,129  $  764,887  $  746,577
             ==========  ==========  ==========

Over 75% of the identifiable assets of the non-U.S. operations are located in European Union countries. Transfers between geographic areas were not material.

21. Quarterly Financial Information (Unaudited)

Selected quarterly financial information follows:

(In thousands except per share data)

                                           Quarters
                             --------------------------------------
                                First    Second     Third    Fourth        Year
                             --------  --------  --------  --------  ----------
1994
- ----
Sales                        $325,747  $329,880  $336,860  $340,069  $1,332,556
Operating income (loss)
  from continuing operations   12,675    15,012   (54,961)   16,327     (10,947)
Income (loss) from
  continuing operations
  before income taxes          12,654    14,579   (58,343)a  13,987b    (17,123)
Income (loss) from continuing
   operations                   7,813     8,977   (56,940)    8,043     (32,107)
Net income (loss)              14,353    16,423   (48,294)   11,863      (5,655)
Earnings (loss) per share:
   Income (loss) from continuing
    operations                    .14       .16     (1.03)      .15        (.58)
   Net income (loss)              .26       .30      (.88)      .22        (.10)
Cash dividends per common share   .14       .14       .14       .14         .56
Common stock market price range:
   High                         19.00     16.50     15.88     17.00
   Low                          16.38     14.13     14.63     13.75
   Close                        16.38     15.00     15.25     14.13

1993
- ----
Sales                        $319,564  $327,348  $332,254  $340,250  $1,319,416
Operating income from
  continuing operations        16,227    19,736    18,695    32,826      87,484
Income from continuing
  operations before
  income taxes                 15,577    20,064    17,585    35,266      88,492
Income from continuing
  operations                    9,844    12,798    10,266    21,714      54,622
Income before cumulative
   effect of accounting
   changes                     19,107    21,068    15,213    24,183      79,571
Net income (loss)              (1,393)c  21,068    15,213    24,183      59,071
Earnings (loss) per share:
   Income from continuing
     operations                   .18       .22       .18       .39         .97
   Income before cumulative effect
     of accounting changes        .34       .37       .27       .43        1.41
   Net income (loss)             (.02)c     .37       .27       .43        1.05
Cash dividends per common share   .13       .13       .13       .13         .52
Common stock market price range:
   High                         24.00     24.50     20.25     18.38
   Low                          19.38     18.88     15.75     16.75
   Close                        22.50     18.88     16.63     18.38

a) Includes a goodwill write-down of $40.3 million, restructuring charges of $30.4 million, a $1.8 million write-down of certain investments and a $1.8 million unfavorable contract adjustment.
b) Includes inventory provisions of $2 million, a $1.3 million provision for environmental remediation costs and a $2.7 million write-down of certain investments.
c) Includes one-time after-tax charges of $20.5 million, or $.36 per share, due to the Company's adoption of SFAS Nos. 106 and 109.

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of EG&G, Inc.:

We have audited the accompanying consolidated balance sheets of EG&G, Inc. (a Massachusetts corporation) and subsidiaries as of January 1, 1995 and January 2, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended January 1, 1995, January 2, 1994 and January 3, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EG&G, Inc. and subsidiaries as of January 1, 1995 and January 2, 1994, and the results of their operations and their cash flows for the years ended January 1, 1995, January 2, 1994 and January 3, 1993, in conformity with generally accepted accounting principles.

As explained in Notes 12 and 13 to the consolidated financial statements, effective January 4, 1993, the Company changed its method of accounting for postretirement benefits other than pensions and for income taxes. As explained in Note 7 to the consolidated financial statements, effective January 3, 1994, the Company changed its method of accounting for marketable investments.


Boston, Massachusetts                 /s/ Arthur Andersen LLP
                                      -----------------------
January 25, 1995                      Arthur Andersen LLP

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a)   DIRECTORS

The information required by this Item with respect to Directors is contained on Pages 3 through 9 of the Company's 1995 Proxy Statement under the captions "Election of Directors" and "Information Relative to the Board of Directors and Certain of its Committees" and is herein incorporated by reference.

b)   EXECUTIVE OFFICERS

The information required by this item with respect to Executive Officers is contained in Part I of this Report.

ITEM 11.     EXECUTIVE COMPENSATION

The information required to be disclosed by this Item is contained in Pages 15 - 21 of the Company's 1995 Proxy Statement from under the caption "Summary Compensation Table" up to and including "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Value Option Table" and Notes thereto, and is herein incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is contained on Pages 9 -10 of the Company's 1995 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and is herein incorporated by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                 PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
             8-K

(a)     DOCUMENTS FILED AS PART OF THIS REPORT:

   1.   FINANCIAL STATEMENTS

        Included in Part II, Item 8:

             Consolidated Balance Sheet as of January 1, 1995 and
             January 2, 1994

             Consolidated Statement of Operations for the Three Years Ended January 1, 1995

             Consolidated Statement of Stockholders' Equity for the Three Years Ended January 1, 1995

             Consolidated Statement of Cash Flows for the Three Years Ended January 1, 1995

             Notes to Consolidated Financial Statements

             Report of Independent Public Accountants

   2.   FINANCIAL STATEMENT SCHEDULES

        Report of Independent Public Accountants on Financial
        Statement Schedules

        Schedule II - Valuation and Qualifying Accounts

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

   3.   EXHIBITS

          (i) The Company's Restated Articles of Organization, as amended to date, including all Certificates of Vote of Directors Establishing a Series of a Class of Stock were filed with the Commission on July 16, 1992, as an Exhibit to Form-8 Amendment No. 1 to EG&G's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, are herein incorporated by reference.

          (ii) The Company's By-Laws as amended by the Board of Directors on April 23, 1991 and on January 22, 1992, were filed with the Commission as Exhibit 14 (a)(3).(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1991.

          (iii) The form of certificate used to evidence ownership of EG&G Common Stock, $1 par value, was filed as Exhibit 4(a) to EG&G's Registration Statement on Form S-3, File No. 2-69642 and is herein incorporated by reference.

          *(iv) The EG&G, INC. 1978 NON-QUALIFIED STOCK OPTION PLAN as amended by the Board of Directors on January 26, 1988, was filed with the Commission as Exhibit 14(a)3.(v) to EG&G's Annual Report on Form 10-K for the fiscal year ending January 3, 1988, and is herein incorporated by reference.

          *(v) The EG&G, INC. 1982 INCENTIVE STOCK OPTION PLAN as amended by the Board of Directors on January 24, 1990, was filed with the Commission as Exhibit B on pages 37-42 of the Company's 1990 Proxy Statement and is herein incorporated by reference.

          *(vi)     The EG&G, Inc. 1992 STOCK OPTION PLAN was filed as
          Exhibit 4(v) to EG&G's Registration Statement on Form S-8, File No. 33-49898 and is herein incorporated by reference.

        *(vii) Employment Contracts:

           (1) Employment contract between John M. Kucharski and EG&G dated November 1, 1993.

           (2) Employment contract between Murray Gross and EG&G dated November 1, 1993.

           (3) Employment contract between John F. Alexander, II and EG&G dated November 1, 1993.

           (4) Employment contract between Angelo Castellana and EG&G dated November 1, 1993.

           (5) Employment contract between James R. Dubay and EG&G dated November 1, 1993.

           (6) Employment contract between Dale L. Fraser and EG&G dated November 1, 1993.

           (7) Employment contract between Earl M. Fray and EG&G dated June 20, 1994.

           (8) Employment contract between Deborah S. Lorenz and EG&G dated November 1, 1993.

           (9) Employment contract between Donald E. Michel and EG&G dated June 20, 1994.

           (10) Employment contract between Fred B. Parks and EG&G dated November 1, 1993.

           (11) Employment contract between Donald H. Peters and EG&G dated November 1, 1993.

           (12) Employment contract between Luciano Rossi and EG&G dated November 1, 1993.

           (13) Employment contract between Thomas Sauser and EG&G dated June 20, 1994.

           (14) Employment contract between Edward H. Snow and EG&G dated November 1, 1993.

           (15) Employment contract between Louis P. Valente and EG&G dated November 1, 1993.

           (16) Employment contract between C. Michael Williams and EG&G dated November 1, 1993.

           (17) Employment contract between James O. Zane and EG&G dated November 1, 1993.

           (18) Employment contract between Peter H. Zavattaro and EG&G dated November 1, 1993.

Except for the name of the officer in the employment contracts identified by numbers 3 through and including 18, the form of said employment contracts is identical in all respects. The employment contracts identified by numbers 1 and 2 are identical to each other and are virtually identical to the contracts identified by numbers 3 through 18 except that they provide for a longer contract term. The employment contract between John F. Alexander, II and EG&G is representative of the employment contracts of the executive officers and is attached hereto as
Exhibit 10.

        *(viii)   Remunerative Plans:

                  (1) EG&G, Inc. Supplemental Executive Retirement Plan. Information with respect to this item is found following the Notes to Table II on Pages 17-19 of the Company's 1995 Proxy Statement, and such information is herein incorporated by reference.

                  (2) EG&G, Inc. Management Incentive Plan. Information with respect to this item is found on Page 13 of the Company's 1995 Proxy Statement under the caption "Annual Incentive Plan", and such information is herein incorporated by reference.

        (ix)      Power of Attorney (appears on signature page)

        (x)       Subsidiaries of the Registrant

        (xi)      Financial Data Schedule

*This exhibit is a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

   (b)  REPORTS ON FORM 8-K

        There have been no reports on Form 8-K filed during the last quarter of the fiscal year ended January 1, 1995.

   (c)  PROXY STATEMENT

        EG&G's 1995 Proxy Statement, in definitive form, was filed electronically on March 7, 1995, with the Securities and Exchange Commission in Washington, D.C. pursuant to the Commission's Rule 14a-6.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                               ON SCHEDULES

To EG&G, Inc.:

   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of EG&G, Inc. included in this Form 10-K and have issued our report thereon dated January 25, 1995. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Boston, Massachusetts            /s/ Arthur Andersen LLP
                                 -----------------------
January 25, 1995                 Arthur Andersen LLP

                                  SCHEDULE II

                          EG&G, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED JANUARY 1, 1995

(In thousands)         Balance  Additions   Accounts                Balance
                  at Beginning    Charged    Charged                 at End
Description            of Year  to Income        Off      Other     of Year
- -----------       ------------  ---------   --------   --------   ---------

Reserve for
Doubtful Accounts
- -----------------
Year Ended
 January 3, 1993        $5,525    $   254  $    (920)  $ 762(A)      $5,621

Year Ended
 January 2, 1994        $5,621    $   737  $    (755)  $ 523(B)      $6,126

Year Ended
 January 1, 1995        $6,126     $1,255  $  (1,868)  $ 307(C)      $5,820

(A) Includes reserves of $1,378 related to a company acquired in 1992.
(B) Includes reserves of $705 related to a company acquired in 1993.
(C) Includes reserves of $222 related to a company acquired in 1994.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our reports dated January 25, 1995, included in this Form 10-K, into Registration Statements previously filed by EG&G, Inc. on, respectively, Form S-8, File No. 2-61241; Form S-8, File No. 2-98168; Form S-8, File No. 33-17466; Form S-8, File No. 33-36082; Form S-8, File No.
33-35379; Form S-8, File No. 33-43582; Form S-8, File No. 33-49898; Form S-8,
File No. 33-57606; and Form S-8, File No. 33-54785.

Boston, Massachusetts                   /s/Arthur Andersen LLP
                                        ----------------------
March 31, 1995                          ARTHUR ANDERSEN LLP


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

                                   EG&G, Inc.

March 31, 1995                     By:/s/John M. Kucharski
                                   -----------------------
                                   John M. Kucharski
                                   Chairman of the Board, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

March 31, 1995                     By:/s/Thomas J. Sauser
                                   ----------------------
                                   Thomas J. Sauser
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

March 31, 1995                     By:/s/John F. Alexander, II
                                   ----------------------------
                                   John F. Alexander, II
                                   Corporate Controller
                                   (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

By:  /s/John M. Kucharski
     ------------------------------
     John M. Kucharski, Director
Date:  March 31, 1995

By:  /s/Dean W. Freed
     ------------------------------
     Dean W. Freed, Director
Date:   March 25, 1995

By:  /s/Robert F. Goldhammer
     ------------------------------
     Robert F. Goldhammer, Director
Date:   March 31, 1995

By:  /s/John B. Gray
     ------------------------------
     John B. Gray, Director
Date:   March 31, 1995

By:  /s/Kent F. Hansen
     ------------------------------
     Kent F. Hansen, Director
Date:   March 27, 1995

By:  /s/Greta Marshall
     ------------------------------
     Greta Marshall, Director
Date:   March 24, 1995

By:  /s/William F. Pounds
     ------------------------------
     William F. Pounds, Director
Date:   March 31, 1995

By:  /s/Samuel Rubinovitz
     ------------------------------
     Samuel Rubinovitz, Director
Date:   March 31, 1995

By:  /s/John Larkin Thompson
     ------------------------------
     John Larkin Thompson, Director
Date:   March 31, 1995

By:  /s/G. Robert Tod
     ------------------------------
     G. Robert Tod, Director
Date:   March 31, 1995

By:  /s/Joseph F. Turley
     ------------------------------
     Joseph F. Turley, Director
Date:  March 24, 1995

                                 EXHIBIT INDEX

(1) Employment Contract between John F. Alexander, II and EG&G, Inc. is filed herein as Exhibit 10.

(2)  Subsidiaries of the Registrant is filed herein as Exhibit 21.

(3)  Financial Data Schedule is filed herein as Exhibit 27.