Form 10-Q
period 1995-04-02
EG&G INC
filed 1995-05-17
CIK 31791

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549


                              FORM 10-Q

     (Mark One)
     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended April 2, 1995

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


                                   Yes     X      No
                                        ------   ------

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                      Outstanding at April 30, 1995
        -----                      -----------------------------

Common Stock, $1 par value                   53,141,000

                                   (Excluding treasury shares)

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                          EG&G, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

           For the Three Months Ended April 2, 1995 and April 3, 1994

                                  (Unaudited)
                                   ---------

                                     (In Thousands Except Per Share Data)
                                      ----------------------------------
                                           Three Months Ended
                                           --------------------
                                            April 2,   April 3,
                                              1995       1994
                                           ---------   --------
Sales:
  Products                                 $196,380    $173,412
  Services                                  141,850     152,335
                                           --------    --------
Total Sales                                 338,230     325,747
                                           --------    --------

Costs and Expenses:
  Cost of sales:
     Products                               129,283     113,940
     Services                               123,856     132,734
                                           --------    --------
  Total cost of sales                       253,139     246,674
  Research and development expenses          10,774       9,517
  Selling, general and
   administrative expenses                   58,644      56,881
                                           --------    --------
Total Costs and Expenses                    322,557     313,072
                                           --------    --------
Operating Income From Continuing Operations  15,673      12,675

Other Income (Expense), Net (Note 2)           (200)        (21)
                                           --------    --------
Income From Continuing Operations
 Before Income Taxes                         15,473      12,654
Provision for Income Taxes                    6,121       4,841
                                           --------    --------
Income From Continuing Operations             9,352       7,813
Income From Discontinued Operations,
  Net ofIncome Taxes (Note 3)                 4,337       6,540
                                           --------    --------
Net Income                                 $ 13,689    $ 14,353
                                           ========    ========

                           EG&G, INC. AND SUBSIDIARIES

           For the Three Months Ended April 2, 1995 and April 3, 1994

                                  (Unaudited)
                                   ---------

                                  (In Thousands Except Per Share Data)
                                   ----------------------------------
                                           Three Months Ended
                                           --------------------
                                            April 2,   April 3,
                                              1995       1994
                                           ---------   --------
Earnings Per Share:
Income From Continuing Operations              $.17       $.14
Income From Discontinued Operations,
 Net ofIncome Taxes                             .08        .12
                                               ----       ----
Net Income                                     $.25       $.26
                                               ====       ====

Cash Dividends Per Common Share                $.14       $.14
                                               ====       ====

Weighted Average Shares of
 Common Stock Outstanding                    54,413     55,721

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                          EG&G, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                    As of April 2, 1995 and January 1, 1995

                 (Dollars in Thousands Except Per Share Data)
                  ------------------------------------------

                                                April 2,   January 1,
                                                  1995        1995
                                                --------   ----------
                                              (Unaudited)

Current assets:
  Cash and cash equivalents                     $ 76,624     $ 66,424
  Accounts receivable (Note 4)                   216,767      226,268
  Inventories (Note 5)                           123,833      123,299
  Other (Note 7)                                  64,727       56,635
  Net assets of discontinued operations (Note 3)       -        8,852
                                                --------     --------
Total Current Assets                             481,951      481,478
                                                --------     --------
Property, Plant and Equipment:
  At cost (Note 6)                               380,426      364,801
  Accumulated depreciation and amortization     (251,610)    (243,139)
                                                --------     --------
Net Property, Plant and Equipment                128,816      121,662
                                                --------     --------
Investments (Note 7)                              12,161       16,515
Intangible Assets (Note 8)                       132,702      127,312
Other Assets (Note 8)                             54,184       46,162
                                                --------     --------
Total Assets                                    $809,814     $793,129
                                                ========     ========

                          EG&G, INC. AND SUBSIDIARIES

                    As of April 2, 1995 and January 1, 1995

                 (Dollars in Thousands Except Per Share Data)
                  ------------------------------------------

                                                April 2,   January 1,
                                                  1995        1995
                                                --------   ----------
Current Liabilities:
  Short-term debt                               $ 84,524     $ 59,988
  Accounts payable                                65,280       66,132
  Accrued restructuring costs (Note 9)            17,299       21,532
  Accrued expenses (Note 10)                     134,771      134,170
  Net liabilities of
   discontinued operations (Note 3)                1,962            -
                                                --------     --------
Total Current Liabilities                        303,836      281,822
                                                --------     --------
Long-Term Liabilities                             69,050       65,941
                                                --------     --------
Contingencies
Stockholders' Equity:
  Preferred stock - $1 par value, authorized
   1,000,000 shares; none outstanding                  -            -
  Common stock - $1 par value, authorized
   100,000,000 shares;
   issued 60,102,000 shares                       60,102       60,102
  Retained earnings                              465,153      459,738
  Cumulative translation adjustments              26,586       10,785
  Unrealized gain on marketable
   investments (Note 7)                            2,154        3,337
  Cost of shares held in treasury;
   6,961,000 shares at April 2, 1995 and
   4,978,000 shares at January 1, 1995          (117,067)     (88,596)
                                                --------     --------
Total Stockholders' Equity                       436,928      445,366
                                                --------     --------
Total Liabilities and Stockholders' Equity      $809,814     $793,129
                                                ========     ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                          EG&G, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

          For the Three Months Ended April 2, 1995 and April 3, 1994

                                 (Unaudited)
                                  ---------

                                                          (In Thousands)
                                                           ------------
                                                        Three Months Ended
                                                       ---------------------
                                                       April 2,     April 3,
                                                        1995         1994
                                                       --------     --------
Cash Flows Provided by (Used in) Operating Activities:
  Net income                                           $ 13,689     $ 14,353
  Deduct net income from discontinued operations         (4,337)      (6,540)
                                                       --------     --------
  Income from continuing operations                       9,352        7,813
  Adjustments to reconcile income from
   continuing operations to net cash provided by
   (used in) continuing operations:
    Depreciation and amortization                         8,727        8,815
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable         12,737       (1,184)
      Decrease (increase) in inventories                  2,476       (8,275)
      Decrease in accounts payable                       (1,964)      (1,649)
      Decrease in accrued restructuring costs            (4,233)           -
      Decrease in accrued expenses                       (1,658)      (1,854)
      Change in prepaid and deferred taxes               (2,634)        (186)
      Change in prepaid expenses and other               (8,885)     (17,295)
                                                       --------     --------
Net Cash Provided by (Used in) Continuing Operations     13,918      (13,815)
Net Cash Provided by Discontinued Operations             15,151       10,311
                                                       --------     --------
Net Cash Provided by (Used in) Operating Activities      29,069       (3,504)
                                                       --------     --------

Cash Flows Used in Financing Activities:
  Capital expenditures                                   (9,217)      (6,977)
  Proceeds from sales of investment securities            2,307        1,877
  Other                                                    (576)          50
                                                       --------     --------
Net Cash Used in Investing Activities                    (7,486)      (5,050)
                                                       --------     --------

                          EG&G, INC. AND SUBSIDIARIES

          For the Three Months Ended April 2, 1995 and April 3, 1994

                                 (Unaudited)
                                  ---------

                                                          (In Thousands)
                                                           ------------
                                                        Three Months Ended
                                                       ---------------------
                                                       April 2,     April 3,
                                                        1995         1994
                                                       --------     --------
Cash Flows Used in Financing Activities:
  Increase in commercial paper                           21,751        7,960
  Other debt proceeds                                     2,219        1,616
  Purchases of common stock                             (28,615)     (19,139)
  Cash dividends                                         (7,721)      (7,855)
  Other                                                    (409)         925
                                                       --------     --------
Net Cash Used in Financing Activities                   (12,775)     (16,493)
                                                       --------     --------

Effect of exchange rate changes on cash
 and cash equivalents                                     1,392          168
                                                       --------     --------
Net Increase (Decrease) in Cash and Cash Equivalents     10,200      (24,879)

Cash and cash equivalents at beginning of period         66,424       72,185
                                                       --------     --------
Cash and cash equivalents at end of period             $ 76,624     $ 47,306
                                                       ========     ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                    EG&G, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)

(1)  Basis of Presentation
- --------------------------
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The balance sheet amounts as of January 1, 1995 in this report were extracted from the Company's audited 1994 financial statements included in the latest annual report on Form 10-K.

In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of April 2, 1995 and the results of operations for the three months ended April 2, 1995 and April 3, 1994 and the cash flows for the three months then ended. The results of operations are not necessarily to be considered indicative of the results for the entire year.

The Company changed its method of depreciation for certain classes of plant and equipment purchased after January 1, 1995 from an accelerated method to the straight-line method for financial reporting purposes.
The Company believes that the straight-line method more appropriately reflects the timing of the economic benefits to be received from these assets, which consist mainly of manufacturing equipment. The Company also changed its convention for calculating depreciation expense during the year in which an asset is acquired. Previously, the Company used the half-year convention; starting in 1995, the Company commences depreciation in the month the asset is placed in service. The effect of applying these new methods in the first quarter of 1995 was to reduce depreciation expense by $1.7 million, and to increase income from continuing operations and net income by $1 million and net income per share by $.02. The $1.7 million represents the difference between current quarter depreciation expense under the old and new methods.

                     EG&G, INC. AND SUBSIDIARIES

                              (Unaudited)

(2)  Other Income (Expense), Net
- --------------------------------
Other income (expense), net, consisted of the following:

                                            (In Thousands)
                                             ------------
                                         Three Months Ended
                                        ---------------------
                                        April 2,     April 3,
                                          1995         1994
                                        --------     --------
  Interest and dividend income           $ 1,059      $   839
  Interest expense                        (1,593)        (965)
  Gains (losses) on investments, net         900          (20)
  Other                                     (566)         125
                                        --------     --------
                                         $  (200)     $   (21)
                                        ========     ========

(3)  Discontinued Operations
- ----------------------------
The former Department of Energy (DOE) Support segment is presented as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

Summary operating results of the discontinued operations were as follows:

                                                (In Thousands)
                                                 ------------
                                              Three Months Ended
                                             --------------------
                                             April 2,    April 3,
                                               1995        1994
                                             --------    --------
  Sales                                      $246,154    $350,739
  Costs and expenses                          239,481     340,678
                                             --------    --------
  Income from discontinued
   operations before income taxes               6,673      10,061
  Provision for income taxes                    2,336       3,521
                                             --------    --------
  Income from discontinued
   operations, net of income taxes           $  4,337    $  6,540
                                             ========    ========

                    EG&G, INC. AND SUBSIDIARIES

                             (Unaudited)

Net assets (liabilities) of discontinued operations consisted of the following:

                                                (In Thousands)
                                                 ------------
                                             April 2,    January 1,
                                               1995         1995
                                             --------    ----------
     Accounts receivable, primarily
      unbilled                                $ 5,740       $15,717
     Operating current liabilities             (7,702)       (6,934)
     Other current assets                           -            69
                                              -------       -------
                                              $(1,962)      $ 8,852
                                              =======       =======

(4) Accounts Receivable
- -----------------------
Accounts receivable as of April 2, 1995 and January 1, 1995 included unbilled receivables of $50 million and $57 million, respectively, due primarily from U.S. Government agencies. Accounts receivable were net of reserves for doubtful accounts of $5.4 million and $5.8 million, respectively.

(5)  Inventories
- ----------------
Inventories consisted of the following:

                                                (In Thousands)
                                                 ------------
                                             April 2,    January 1,
                                               1995         1995
                                             --------    ----------
(S>
    Finished goods                           $ 33,279      $ 35,304
    Work in process                            32,226        28,551
    Raw materials                              58,328        59,444
                                             --------      --------
                                             $123,833      $123,299
                                             ========      ========

(6)  Property, Plant and Equipment, at Cost
- -------------------------------------------
Property, plant and equipment consisted of the following:

                                                 (In Thousands)
                                                  ------------
                                             April 2,      January 1,
                                               1995           1995
                                             --------      ----------
    Land                                     $ 17,320        $ 15,877
    Buildings and leasehold improvements      101,902          95,938
    Machinery and equipment                   261,204         252,986
                                             --------        --------
                                             $380,426        $364,801
                                             ========        ========

                     EG&G, INC. AND SUBSIDIARIES

                              (Unaudited)

(7)  Investments
- ----------------
Investments consisted of the following:

                                                  (In Thousands)
                                                   ------------
                                             April 2,    January 1,
                                              1995          1995
                                             --------    ----------
    Marketable investments                    $12,207       $14,187
    Other investments                           5,821         6,330
    Joint venture investments                   5,906         5,314
                                              -------       -------
                                               23,934        25,831
    Less investments classified
     as other current assets                  (11,773)       (9,316)
                                              -------       -------
                                              $12,161       $16,515
                                              =======       =======

At April 2, 1995, marketable investments, all classified as available for sale, had an aggregate market value of $12.2 million and gross unrealized holding gains of $3.3 million. Unrealized holding gains, net of deferred taxes, of $2.2 million and $3.3 million were reported as a separate component of stockholders' equity at April 2, 1995 and January 1, 1995, respectively. In the first quarter of 1995, proceeds and gross realized gains from sales of available-for-sale securities were $1.5 million and $1.4 million, respectively. Average cost was the basis for computing the realized gains. Marketable investments of $6 million and other investments of $5.8 million were classified as other current assets at April 2, 1995.

(8)  Intangible and Other Assets
- --------------------------------
The increase in intangible assets resulted from the effect of translating goodwill denominated in non-U.S. currencies at current exchange rates, partially offset by current year amortization.

The majority of the increase in other assets was due to an increase in prepaid pension expense.

(9)  Accrued Restructuring Costs
- --------------------------------
The decrease in accrued restructuring costs resulted from cash outlays of $4.2 million in the first quarter of 1995, mainly for employee termination costs.

                     EG&G, INC. AND SUBSIDIARIES

                              (Unaudited)

(10)  Accrued Expenses
- ----------------------
Accrued expenses consisted of the following:

                                                 (In Thousands)
                                                  ------------
                                             April 2,    January 1,
                                               1995         1995
                                             --------    ----------
  Payroll                                    $ 13,045      $ 12,789
  Employee benefits                            46,894        48,535
  Federal, non-U.S. and state
   income taxes                                23,549        17,243
  Other                                        51,283        55,603
                                             --------      --------
                                             $134,771      $134,170
                                             ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

                      EG&G, INC. AND SUBSIDIARIES

                         Results of Operations
                         ---------------------

The following industry segment information is presented as an aid to a better understanding of the Company's operating results:

                                           (In Thousands)
                                            ------------
                                         Three Months Ended
                                   --------------------------------
                                   April 2,    April 3,    Increase
                                     1995        1994     (Decrease)
                                   --------    --------    --------
Sales:
   Technical Services              $149,165    $156,421     $(7,256)
   Instruments                       69,842      62,855       6,987
   Mechanical Components             59,790      56,039       3,751
   Optoelectronics                   59,433      50,432       9,001
                                   --------    --------     -------
                                   $338,230    $325,747     $12,483
                                   ========    ========     =======

Operating Income From Continuing
  Operations:
   Technical Services              $ 11,110    $ 12,299     $(1,189)
   Instruments                        3,244         534       2,710
   Mechanical Components              6,019       3,507       2,512
   Optoelectronics                    2,320       3,550      (1,230)
   General Corporate Expenses        (7,020)     (7,215)        195
                                   --------    --------     -------
                                   $ 15,673    $ 12,675     $ 2,998
                                   ========    ========     =======

The discussion that follows is a summary analysis of the major changes in operating results by industry segment that occurred for the three months ended April 2, 1995 compared to the three months ended April 3, 1994.

Sales

Sales from continuing operations were $338 million in the first quarter of 1995, a 4% increase over the 1994 level. In Technical Services, the $7.3 million decrease was primarily due to reduced government contract funding, including the phasedown of the Superconducting Super Collider Laboratory contract during 1995. Partially offsetting this decrease were increased billings from the chemical weapons disposal contract at Tooele, which is now in its testing phase. Instruments sales increased
$7 million primarily due to higher security instruments sales
($3.9 million) and the effects of changes in foreign exchange rates, offset partially by a $2 million decrease due to the divestiture of a product line under the 1994 repositioning plan. Higher demand for

                     EG&G, INC. AND SUBSIDIARIES
products in the transportation, industrial sealing and card guide businesses resulted in the $3.8 million increase in Mechanical Components sales. In Optoelectronics, the $9 million increase was due primarily to $6.4 million of sales of IC Sensors, acquired at the end of the third quarter of 1994, and higher shipments of flash products. These increases were partially offset by decreases due to the completion of a government contract in September 1994 and lower sales of power supplies.

Operating Income From Continuing Operations

Operating income from continuing operations was $15.7 million in the first quarter of 1995, a 24% increase over 1994. In Technical Services, the $1.2 million decrease resulted primarily from an estimated provision for a legal judgment and start-up costs for the environmental services and systems business. These decreases were partially offset by the effect of a contract adjustment relating to work performed in 1994. The Instruments $2.7 million increase was primarily due to cost reductions of $2.3 million, with $1.5 million attributable to the 1994 repositioning plan. The profit on increased sales in this segment was partially offset by the effects of changes in foreign exchange rates. The Mechanical Components increase of $2.5 million resulted primarily from higher sales, lower receivable and inventory provisions and $0.4 million of cost reductions resulting from the 1994 repositioning plan. The $1.2 million decrease in Optoelectronics resulted primarily from increased research and development expenses for the amorphous silicon program, completion of a government contract in 1994 and lower sales of power supplies. These decreases were partially offset by cost reductions of $0.4 million resulting from the 1994 repositioning plan. IC Sensors' operations resulted in a small loss in 1995 primarily due to manufacturing delays and planned significant investment in research and development. The $0.2 million decrease in general corporate expenses was the result of cost reductions under the 1994 repositioning plan. The net change in other income (expense) was due to higher foreign exchange transaction losses partially offset by investment gains.

Depreciation Change: The Company changed its method of depreciation for certain classes of plant and equipment purchased after January 1, 1995 from an accelerated method to the straight-line method for financial reporting purposes. The Company believes that the straight-line method more appropriately reflects the timing of the economic benefits to be received from these assets, which consist mainly of manufacturing equipment. The Company also changed its convention for calculating depreciation expense during the year in which an asset is acquired. Previously, the Company used the half-year convention; starting in 1995, the Company commences depreciation in the month the asset is placed in service. The effect of applying these new methods in the first quarter of 1995 was to reduce depreciation expense by $1.7 million, and to increase income from continuing operations and net income by $1 million and net income per share by $.02. The $1.7 million represents the difference between current quarter depreciation expense under the old and new methods. Most of this difference occurred in the Optoelectronics segment. Depreciation and amortization for the first quarter of 1995 was approximately the same as in the first quarter of 1994 because the effect of the changes in methods was offset by the effect of higher capital expenditures and the inclusion of IC Sensors' depreciation in 1995.

                EG&G, INC. AND SUBSIDIARIES

Discontinued Operations: Income from discontinued operations, net of income taxes, was $2.2 million below the 1994 level. The decrease reflected the expiration of the Idaho contract in September 1994 and the absence in 1995 of a cost/productivity improvement fee at Rocky Flats.
The DOE has notified the Company of its intention to expedite the procurement and award of the Rocky Flats contract, which is expected to result in termination of the Company's contract on or about June 30, 1995. Future sales and income from discontinued operations will continue to decrease as the remaining DOE contracts expire in 1995 and 1996. Such sales and income are dependent upon work scopes and fee pools that are negotiated annually with the DOE.

                      Liquidity and Capital Resources

The Company's cash and cash equivalents increased $10.2 million in the first quarter of 1995 while commercial paper borrowings, used primarily to finance the common stock purchases described below, increased
$21.8 million. Net cash provided by continuing operations was $13.9 million in the first quarter of 1995 compared to a use of $13.8 million in the first quarter of 1994. In the first quarter of 1995, accounts receivable were reduced by $12.7 million and inventories were reduced by $2.5 million, reflecting the results of the aggressive working capital reduction program. These reductions were partially offset by $4.2 million in payments under the 1994 repositioning plan. In addition, the Company's prepaid funding of its pension plan, which the Company elected in both 1994 and 1995 to effect in the first quarter for the entire year, was $5.3 million lower in the first quarter 1995 as compared to 1994. The net cash provided by discontinued operations in the first quarter of 1995 was greater than in 1994 due to a reduction in receivables.

Under the 1994 repositioning plan, cash outlays for the first quarter of 1995 were $4.2 million, mainly for employee termination costs, bringing the total spent under the plan to slightly over $8 million. Future cash outlays of $17.3 million are expected to be incurred mainly in 1995. During the first quarter of 1995, the net work force reduction was 150 employees, bringing the total reduction to 350 employees to date. The repositioning plan calls for a net work force reduction of approximately 800 employees in continuing operations. The actions taken resulted in pre-tax savings of $2.5 million during the first quarter of 1995.

Capital expenditures during the first quarter of 1995 were $9.2 million, an increase of $2.2 million over the 1994 level. Capital expenditures in 1995 are expected to exceed $80 million, more than twice the 1994 level. These increases support new product development initiatives primarily in the Optoelectronics segment. Depreciation expense in 1995 is projected to be higher than in 1994 due to the higher level of capital expenditures. During the first quarter of 1995, the Company purchased approximately two million shares of common stock at a cost of $28.6 million under a stock repurchase program. As of April 2, 1995, the Company had authorization to purchase approximately 11.3 million additional shares.

Exhibits
 --------

                     EG&G, INC. AND SUBSIDIARIES

Exhibit 18 - Letter re change in accounting principle

Exhibit 27 - Financial data schedule

                     PART II.  OTHER INFORMATION

                      EG&G, INC. AND SUBSIDIARIES

Item 4. Results of Votes of Security Holders
        ------------------------------------

(a) The Company's annual meeting of stockholders was held on April 25, 1995.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors. All such nominees were elected, and the number of Directors was fixed at ten.

(c) The stockholders voted 42,892,666 shares for and 1,192,424 shares against, with 258,938 shares abstaining and 3,179,568 shares not voting, on a proposal calling for the amendment of the Company's articles of organization to provide for the declassification of the Board of Directors commencing with the Annual Meeting of Stockholders in 1996.

(d) The stockholders voted 17,249,719 shares for and 25,056,845 shares against, with 2,037,464 shares abstaining and 3,179,568 shares not voting, on a stockholder proposal recommending that all future non-employee directors not be granted pension benefits and that current non-employee directors voluntarily relinquish their pension benefits.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibits incorporated by reference from Part I herein

        Exhibit 18 - Letter re change in accounting principle
        Exhibit 27 - Financial data schedule

(b)     Reports on Form 8-K

        Report on Form 8-K dated January 25, 1995 was filed with the commission reporting that the Company's Board of Directors adopted a new Shareholder Rights Plan.

        Report on Form 8-K dated January 25, 1995 was filed with the commission reporting that the Company's Board of Directors authorized the purchase of 10 million shares of the Company's common stock in addition to the 3.3 million shares remaining unpurchased under similar authorization dated October 27, 1993.

                       EG&G, INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 EG&G, Inc.


                                 By /s/ Thomas J. Sauser
                                    -------------------------------
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)


Date  May 15, 1995
      ------------