Form 10-Q
period 1995-07-02
EG&G INC
filed 1995-08-16
CIK 31791

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549


                                FORM 10-Q

      (Mark One)
      [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 2, 1995

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

                                          Yes     X         No
                                               -------         -------

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                           Outstanding at July 30, 1995

Common Stock, $1 par value                        52,493,000

                                          (Excluding treasury shares)

                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                             EG&G, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF OPERATIONS

          For the Three and Six Months Ended July 2, 1995 and July 3, 1994

                                     (Unaudited)

                                             (In Thousands Except Per Share Data)
                                              ----------------------------------
                                          Three Months Ended       Six Months Ended
                                          ------------------       ----------------
                                           July 2,   July 3,      July 2,     July 3,
                                            1995      1994         1995        1994
                                          --------   -------      -------     -------
Sales:
  Products                                $207,300  $185,710     $403,680    $359,122
  Services                                 134,951   144,170      276,801     296,505
                                          --------  --------     --------    --------
Total Sales                                342,251   329,880      680,481     655,627
                                          --------  --------     --------    --------

Costs and Expenses:
  Cost of sales:
    Products                               135,309   117,863      264,592     231,803
    Services                               116,222   126,319      240,078     259,053
                                          --------  --------     --------    --------
  Total cost of sales                      251,531   244,182      504,670     490,856
  Research and development
    expenses                                 9,587     9,647       20,361      19,164
  Selling, general and
    administrative expenses                 60,698    61,039      119,342     117,920
                                          --------  --------     --------    --------
Total Costs and Expenses                   321,816   314,868      644,373     627,940
                                          --------  --------     --------    --------
Operating Income From
  Continuing Operations                     20,435    15,012       36,108      27,687

Other Income (Expense), Net (Note 2)          (167)     (433)        (367)       (454)
                                          --------  --------     --------    --------
Income From Continuing Operations
  Before Income Taxes                       20,268    14,579       35,741      27,233
Provision for Income Taxes                   7,925     5,602       14,046      10,443
                                          --------  --------     --------    --------
Income From Continuing Operations           12,343     8,977       21,695      16,790
Income From Discontinued Operations,
  Net of Income Taxes (Note 3)               4,033     7,446        8,370      13,986
                                          --------  --------     --------    --------
Net Income                                $ 16,376  $ 16,423     $ 30,065    $ 30,776
                                          ========  ========     ========    ========

                       EG&G, INC. AND SUBSIDIARIES

    For the Three and Six Months Ended July 2, 1995 and July 3, 1994

                                              (In Thousands Except Per Share Data)
                                               ----------------------------------
                                          Three Months Ended       Six Months Ended
                                          ------------------       ----------------
                                           July 2,   July 3,      July 2,     July 3,
                                            1995      1994         1995        1994
                                          --------   -------      -------     -------
Earnings Per Share:
Income From Continuing Operations             $.23      $.16         $.40        $.30
Income From Discontinued Operations,
  Net of Income Taxes                          .08       .14          .16         .26
                                              ----      ----         ----        ----
Net Income                                    $.31      $.30         $.56        $.56
                                              ====      ====         ====        ====

Cash Dividends Per Common Share               $.14      $.14         $.28        $.28
                                              ====      ====         ====        ====


Weighted Average Shares of Common Stock
  Outstanding                               52,881    55,121       53,649      55,421

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                              EG&G, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET

                        As of July 2, 1995 and January 1, 1995

                     (Dollars in Thousands Except Per Share Data)
                      ------------------------------------------

                                                                July 2,    January 1,
                                                                 1995         1995
                                                                -------    ----------

                                                             (Unaudited)
                                                              ---------
Current assets:
  Cash and cash equivalents                                    $ 60,825      $ 66,424
  Accounts receivable (Note 4)                                  207,464       226,268
  Inventories (Note 5)                                          121,520       123,299
  Other (Note 7)                                                 59,194        56,635
  Net assets of discontinued operations (Note 3)                      -         8,852
                                                               --------      --------
Total Current Assets                                            449,003       481,478
                                                               --------      --------
Property, Plant and Equipment:
  At cost (Note 6)                                              400,592       364,801
  Accumulated depreciation and amortization                    (260,425)     (243,139)
                                                               --------      --------
Net Property, Plant and Equipment                               140,167       121,662
                                                               --------      --------
Investments (Note 7)                                             12,920        16,515
Intangible Assets (Note 8)                                      132,109       127,312
Other Assets (Note 8)                                            55,862        46,162
                                                               --------      --------
Total Assets                                                   $790,061      $793,129
                                                               ========      ========

                               EG&G, INC. AND SUBSIDIARIES

                          As of July 2, 1995 and January 1, 1995

                       (Dollars in Thousands Except Per Share Data)
                        ------------------------------------------

                                                                July 2,    January 1,
                                                                 1995         1995
                                                                -------    ----------

Current Liabilities:
  Short-term debt                                              $ 51,696      $ 59,988
  Accounts payable                                               70,595        66,132
  Accrued restructuring costs (Note 9)                           13,406        21,532
  Accrued expenses (Note 10)                                    139,299       134,170
  Net liabilities of discontinued operations (Note 3)             1,902             -
                                                               --------      --------
Total Current Liabilities                                       276,898       281,822
                                                               --------      --------
Long-Term Liabilities                                            71,160        65,941
                                                               --------      --------
Contingencies
Stockholders' Equity:
  Preferred stock - $1 par value, authorized
    1,000,000 shares; none outstanding                                -             -
  Common stock - $1 par value, authorized
    100,000,000 shares; issued 60,102,000 shares                 60,102        60,102
  Retained earnings                                             474,095       459,738
  Cumulative translation adjustments                             30,780        10,785
  Unrealized gain on marketable investments (Note 7)              1,655         3,337
  Cost of shares held in treasury;
    7,412,000 shares at July 2, 1995 and
    4,978,000 shares at January 1, 1995                        (124,629)      (88,596)
                                                               --------      --------
Total Stockholders' Equity                                      442,003       445,366
                                                               --------      --------
Total Liabilities and Stockholders' Equity                     $790,061      $793,129
                                                               ========      ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                                      EG&G, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                         For the Six Months Ended July 2, 1995 and July 3, 1994

                                              (Unaudited)
                                               ---------

                                                                 (In Thousands)
                                                                  ------------
                                                                Six Months Ended
                                                            -----------------------
                                                             July 2,        July 3,
                                                              1995           1994
                                                            --------       --------
Cash Flows Provided by Operating Activities:
   Net income                                               $ 30,065       $ 30,776
   Deduct net income from discontinued operations             (8,370)       (13,986)
                                                            --------       --------
   Income from continuing operations                          21,695         16,790
   Adjustments to reconcile income from continuing
     operations to net cash provided by continuing
     operations:
      Depreciation and amortization                           18,580         17,737
      Changes in assets and liabilities:
         Decrease in accounts receivable                      22,688          2,357
         Decrease (increase) in inventories                    5,577         (5,704)
         Increase (decrease) in accounts payable               2,412           (965)
         Decrease in accrued restructuring costs              (8,126)             -
         Increase (decrease) in accrued expenses               2,773         (5,155)
         Change in prepaid and deferred taxes                 (1,657)          (200)
         Change in prepaid expenses and other                 (5,731)       (18,709)
                                                            --------       --------
Net Cash Provided by Continuing Operations                    58,211          6,151
Net Cash Provided by Discontinued Operations                  19,124         16,591
                                                            --------       --------
Net Cash Provided by Operating Activities                     77,335         22,742
                                                            --------       --------

Cash Flows Used in Investing Activities:
   Capital expenditures                                      (26,928)       (21,253)
   Proceeds from sales of investment securities                4,538          3,393
   Other                                                      (1,236)          (176)
                                                            --------       --------
Net Cash Used in Investing Activities                        (23,626)       (18,036)
                                                            --------       --------

                                      EG&G, INC. AND SUBSIDIARIES

                        For the Six Months Ended July 2, 1995 and July 3, 1994

                                              (Unaudited)
                                               ---------

                                                                 (In Thousands)
                                                                  ------------
                                                                Six Months Ended
                                                            -----------------------
                                                             July 2,        July 3,
                                                              1995           1994
                                                            --------       --------
Cash Flows Used in Financing Activities:
   Increase (decrease) in commercial paper                    (4,911)         9,967
   Other debt proceeds (payments)                             (3,718)           759
   Purchases of common stock                                 (36,193)       (19,139)
   Cash dividends                                            (15,158)       (15,576)
   Other                                                        (390)         1,166
                                                            --------       --------
Net Cash Used in Financing Activities                        (60,370)       (22,823)
                                                            --------       --------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                         1,062          1,450
                                                            --------       --------
Net Decrease in Cash and Cash Equivalents                     (5,599)       (16,667)

Cash and cash equivalents at beginning of period              66,424         72,185
                                                            --------       --------
Cash and cash equivalents at end of period                  $ 60,825       $ 55,518
                                                            ========       ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                       EG&G, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

(1)  Basis of Presentation
--------------------------
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The balance sheet amounts as of January 1, 1995 in this report were extracted from the Company's audited 1994 financial statements included in the latest annual report on Form 10-K.

In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of July 2, 1995 and the results of operations for the three and six months ended July 2, 1995 and July 3, 1994 and the cash flows for the six months then ended. The results of operations are not necessarily to be considered indicative of the results for the entire year.

The Company changed its method of depreciation for certain classes of plant and equipment purchased after January 1, 1995 from an accelerated method to the straight-line method for financial reporting purposes.
The Company believes that the straight-line method more appropriately reflects the timing of the economic benefits to be received from these assets, which consist mainly of manufacturing equipment. The Company also changed its convention for calculating depreciation expense during the year in which an asset is acquired. Previously, the Company used the half-year convention; starting in 1995, the Company commences depreciation in the month the asset is placed in service. In the second quarter of 1995, the effect of applying these new methods was to reduce depreciation expense by $1.4 million, and to increase income from continuing operations and net income by $0.9 million and net income per share by $.02. For six months, the effect was to reduce depreciation expense by $3.1 million, and to increase income from continuing operations and net income by $1.9 million and net income per share by $.04. The reductions in depreciation expense represent the differences in current year depreciation expense between the old and new methods.

                    EG&G, INC. AND SUBSIDIARIES

                                (Unaudited)

(2)  Other Income (Expense), Net
--------------------------------
Other income (expense), net, consisted of the following:

                                         (In Thousands)
                                          ------------
                            Three Months Ended   Six Months Ended
                            ------------------  ------------------
                            July 2,    July 3,  July 2,    July 3,
                             1995       1994     1995       1994
                            -------    -------  -------    -------
     Interest and
       dividend income      $ 1,076    $   614  $ 2,135    $ 1,453
     Interest expense        (1,967)    (1,145)  (3,560)    (2,110)
     Gains (losses) on
       investments, net        (155)       (19)     745        (39)
     Other                      879        117      313        242
                            -------    -------  -------    -------
                            $  (167)   $  (433) $  (367)   $  (454)
                            =======    =======  =======    =======

(3) Discontinued Operations
---------------------------
The former Department of Energy (DOE) Support segment is presented as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

Summary operating results of the discontinued operations were as follows:

                                           (In Thousands)
                                            ------------
                                 Three Months Ended    Six Months Ended
                                 ------------------   -----------------
                                  July 2,   July 3,    July 2,   July 3,
                                   1995      1994       1995      1994
                                 --------  --------   --------  --------
     Sales                       $277,137  $316,117   $523,291  $666,856
     Costs and expenses           270,933   304,662    510,414   645,340
                                 --------  --------   --------  --------
     Income from discontinued
       operations before
       income taxes                 6,204    11,455     12,877    21,516
     Provision for income taxes     2,171     4,009      4,507     7,530
                                 --------  --------   --------  --------
     Income from discontinued
       operations, net of
       income taxes              $  4,033  $  7,446   $  8,370  $ 13,986
                                 ========  ========   ========  ========

                            EG&G, INC. AND SUBSIDIARIES

                                           (Unaudited)

Net assets (liabilities) of discontinued operations consisted of the following:

                                     (In Thousands)
                                      ------------
                                  July 2,   January 1,
                                   1995        1995
                                 --------   ----------
     Accounts receivable,
       primarily unbilled        $ 7,881      $15,717
     Operating current
       liabilities                (9,892)      (6,934)
     Other current assets            109           69
                                 -------      -------
                                 $(1,902)     $ 8,852
                                 =======      =======

(4)  Accounts Receivable
------------------------
Accounts receivable as of July 2, 1995 and January 1, 1995 included unbilled receivables of $48 million and $57 million, respectively, due primarily from U.S. Government agencies. Accounts receivable were net of reserves for doubtful accounts of $5.2 million and $5.8 million as of July 2, 1995 and January 1, 1995, respectively.

(5)  Inventories
----------------
Inventories consisted of the following:

                                    (In Thousands)
                                     ------------
                                  July 2,   January 1,
                                   1995        1995
                                 --------   ----------
     Finished goods              $ 32,344     $ 35,304
     Work in process               33,578       28,551
     Raw materials                 55,598       59,444
                                 --------     --------
                                 $121,520     $123,299
                                 ========     ========

                            EG&G, INC. AND SUBSIDIARIES

                                           (Unaudited)



(6)  Property, Plant and Equipment, at Cost
-------------------------------------------
Property, plant and equipment consisted of the following:

                                                (In Thousands)
                                                 ------------
                                              July 2,  January 1,
                                               1995       1995
                                            --------   ----------
     Land                                   $ 17,043    $ 15,877
     Buildings and leasehold improvements    112,184      95,938
     Machinery and equipment                 271,365     252,986
                                            --------    --------
                                            $400,592    $364,801
                                            ========    ========

(7)  Investments
----------------
Investments consisted of the following:

                                                (In Thousands)
                                                 ------------
                                              July 2,  January 1,
                                               1995       1995
                                             -------   ----------
     Marketable investments                  $12,398     $14,187
     Other investments                         3,988       6,330
     Joint venture investments                 5,350       5,314
                                             -------     -------
                                              21,736      25,831
     Less investments classified
       as other current assets                (8,816)     (9,316)
                                             -------     -------
                                             $12,920     $16,515
                                             =======     =======

At July 2, 1995, marketable investments, all classified as available for sale, had an aggregate market value of $12.4 million and gross unrealized holding gains of $2.5 million. Unrealized holding gains, net of deferred taxes, of $1.7 million and $3.3 million were reported as a separate component of stockholders' equity at July 2, 1995 and January 1, 1995, respectively. In the first six months of 1995, proceeds and gross realized gains from sales of available-for-sale securities were $2.2 million and $2 million, respectively. Average cost was the basis for computing the realized gains. Marketable investments of $4.7 million and other investments of $4.1 million were classified as other current assets at July 2, 1995.

                EG&G, INC. AND SUBSIDIARIES

                               (Unaudited)

(8)  Intangible and Other Assets
---------------------------------
The increase in intangible assets resulted from the effect of translating goodwill denominated in non-U.S. currencies at current exchange rates, partially offset by current year amortization.

The majority of the increase in other assets was due to an increase in prepaid pension expense.

(9)  Accrued Restructuring Costs
--------------------------------
The decrease in accrued restructuring costs resulted from cash outlays of $8.1 million in the first six months of 1995, mainly for employee termination costs.

(10)  Accrued Expenses
----------------------
Accrued expenses consisted of the following:

                                                (In Thousands)
                                                 ------------
                                              July 2,  January 1,
                                               1995       1995
                                             --------  ----------
     Payroll                                 $ 12,226    $ 12,789
     Employee benefits                         50,803      48,535
     Federal, non-U.S. and state
       income taxes                            23,789      17,243
     Other                                     52,481      55,603
                                             --------    --------
                                             $139,299    $134,170
                                             ========    ========

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

                       EG&G, INC. AND SUBSIDIARIES

                          Results of Operations
                          ---------------------

The following industry segment information is presented as an aid to a better understanding of the Company's operating results:

                                            (In Thousands)
                                             ------------
                            Three Months Ended              Six Months Ended
                       ---------------------------   -----------------------------
                        July 2,   July 3, Increase     July 2,   July 3,  Increase
                         1995      1994  (Decrease)     1995      1994   (Decrease)
                       -------- --------  --------   ---------  --------  --------
Sales:
  Technical Services   $141,457 $149,253   $(7,796)  $290,622   $305,674  $(15,052)
  Instruments            71,333   71,074       259    141,175    133,929     7,246
  Mechanical Components  63,517   58,386     5,131    123,307    114,425     8,882
  Optoelectronics        65,944   51,167    14,777    125,377    101,599    23,778
                       -------- --------   -------   --------   --------  --------
                       $342,251 $329,880   $12,371   $680,481   $655,627  $ 24,854
                       ======== ========   =======   ========   ========  ========

Operating Income From Continuing
  Operations:
  Technical Services   $ 11,426 $ 12,334   $  (908)  $ 22,536   $ 24,633  $ (2,097)
  Instruments             2,851    2,579       272      6,095      3,113     2,982
  Mechanical Components   7,118    4,284     2,834     13,137      7,791     5,346
  Optoelectronics         6,314    3,921     2,393      8,634      7,471     1,163
  General Corporate
    Expenses             (7,274)  (8,106)      832    (14,294)   (15,321)    1,027
                       --------  -------   -------   --------   --------  --------
                       $ 20,435 $ 15,012   $ 5,423   $ 36,108   $ 27,687  $  8,421
                       ======== ========   =======   ========   ========  ========

The discussion that follows is a summary analysis of the major changes in operating results by industry segment that occurred for the three and six months ended July 2, 1995 compared to the three and six months ended
July 3, 1994.

Second Quarter 1995 Compared to Second Quarter 1994

Sales

Sales from continuing operations were $342 million in the second quarter of 1995, a 4% increase over the 1994 level. In Technical Services, the $7.8 million decline reflects the continuing reduction in government contract funding, including the phase down of the Superconducting Super Collider Laboratory contract, in 1995. Instruments' sales were

                                  EG&G, INC. AND SUBSIDIARIES
approximately the same in both periods as the increase caused by changes in foreign exchange rates was offset by decreases due to the divestiture of two product lines under the 1994 repositioning plan. The
$5.1 million increase in Mechanical Components resulted mainly from higher demand for products servicing the aerospace and industrial process seal businesses. In Optoelectronics, the $14.8 million increase was due primarily to $8 million of sales of IC Sensors, acquired at the end of the third quarter of 1994, and higher shipments of flash products.

Operating Income From Continuing Operations

Operating income from continuing operations was $20.4 million in the second quarter of 1995, a 36% increase over the 1994 level. In Technical Services, the $0.9 million decrease resulted from the start-up costs for the environmental services and systems business and the effects of the lower sales levels. In Instruments, cost reductions of $1.7 million resulting from the 1994 repositioning plan were partially offset by inventory provisions at one operation and the effects of changes in foreign exchange rates. The Mechanical Components' increase of $2.8 million resulted primarily from the higher sales level, the absence of start-up costs for the transportation business incurred in 1994 and cost reductions from the repositioning plan. In Optoelectronics, the $2.4 million increase resulted primarily from higher sales of flash products and cost reductions of $0.7 million from the repositioning plan. The $0.8 million decrease in general corporate expenses was mainly the result of cost reductions under the 1994 repositioning plan.

Six Months 1995 Compared To Six Months 1994

Sales

Sales for the first six months of 1995 were $680 million, a 4% increase over the 1994 level. In Technical Services, the $15.1 million decrease was primarily due to reduced government contract funding, including the phase down of the Superconducting Super Collider Laboratory contract, during 1995. Partially offsetting this decrease were increased revenues from the chemical weapons disposal contract at Tooele, that is now in its testing phase. Instruments' sales increased $7.2 million primarily due to the effects of changes in foreign exchange rates and higher security instruments sales, offset partially by a $5 million decrease due to the divestiture of two product lines under the 1994 repositioning plan. Higher product demand, primarily in the industrial process seal and aerospace businesses, resulted in the $8.9 million increase in Mechanical Components. In Optoelectronics, the $23.8 million increase was due primarily to $14.3 million of sales of IC Sensors and higher shipments of flash products.

                      EG&G, INC. AND SUBSIDIARIES

Operating Income From Continuing Operations

Operating income from continuing operations was $36.1 million for the six months of 1995, a 30% increase over the 1994 level. In Technical Services, the $2.1 million decrease resulted primarily from an estimated provision for a legal judgement, start-up costs for the environmental services and systems business and the effects of the lower sales levels. The Instruments' $3 million increase was primarily due to cost reductions of $3.2 million resulting from the 1994 repositioning plan and margin on higher sales. These increases were partially offset by the effects of changes in foreign exchange rates, inventory provisions at one operation and expenses associated with the expansion of the food monitoring business. The Mechanical Components' increase of $5.3 million resulted primarily from higher sales, lower inventory and receivable provisions, lower costs associated with new programs and $0.6 million of cost reductions from the repositioning plan. The
$1.2 million increase in Optoelectronics resulted primarily from higher sales and $1 million of cost reductions from the repositioning plan. These increases were partially offset by decreases due to the completion of a government contract in September 1994 and lower sales of power supplies. The $1 million decrease in general corporate expenses was mainly the result of cost reductions under the 1994 repositioning plan.

Depreciation Change: The Company changed its method of depreciation for certain classes of plant and equipment purchased after January 1, 1995, from an accelerated method to the straight-line method for financial reporting purposes. The Company believes that the straight-line method more appropriately reflects the timing of the economic benefits to be received from these assets, which consist mainly of manufacturing equipment. The Company also changed its convention for calculating depreciation expense during the year in which an asset is acquired. Previously, the Company used the half-year convention; starting in 1995, the Company commences depreciation in the month the asset is placed in service. In the second quarter of 1995, the effect of applying these new methods was to reduce depreciation expense by $1.4 million, and to increase income from continuing operations and net income by $0.9 million and net income per share by $.02. For the six months, the effect was to reduce depreciation expense by $3.1 million, and to increase income from continuing operations and net income by $1.9 million and net income per share by $.04. The reductions in depreciation expense represent the differences in current year depreciation expense between the old and new methods. Most of this difference occurred in the Optoelectronics segment. Depreciation and amortization for the six months of 1995 was slightly higher than the six months of 1994 because the effect of the changes in methods was offset by the effect of higher capital expenditures and the inclusion of IC Sensors' depreciation in 1995.

                      EG&G, INC. AND SUBSIDIARIES

Discontinued Operations: Income from discontinued operations, net of income taxes, was $3.4 million lower for the quarter and $5.6 million lower for the six months. The decreases reflected the expiration of the Idaho contract in September 1994 and lower performance grades and termination expenses for the Rocky Flats contract, which was terminated on June 30, 1995. Future sales and income from discontinued operations will continue to decrease as the remaining three DOE contracts expire in 1995 and 1996. Such sales and income are dependent upon work scopes and fee pools that are negotiated annually with the DOE.

                     Liquidity and Capital Resources
                     -------------------------------

The Company's cash and cash equivalents decreased $5.6 million in the first six months of 1995 while commercial paper borrowings decreased $4.9 million. Net cash provided by continuing operations was $58.2 million in 1995 compared to $6.2 million in 1994. In 1995, accounts receivable were reduced by $22.7 million and inventories were reduced by $5.6 million, reflecting the results of the aggressive working capital reduction program. These reductions were partially offset by $8.1 million in payments under the 1994 repositioning plan. In addition, the Company's prepaid funding of its pension plan was $3.6 million lower in 1995 as compared to 1994.

Under the 1994 repositioning plan, cash outlays for the first six months of 1995 were $8.1 million, mainly for employee termination costs, bringing the total spent under the plan to $12.1 million. Future cash outlays of $13.4 million for repositioning are expected to be incurred mainly in 1995. During the first six months of 1995, the net work force reduction was 238, bringing the total reduction to 434 employees to date. The repositioning plan calls for a net work force reduction of approximately 800 employees in continuing operations. The actions taken have resulted in pre-tax savings of $3.3 million for the second quarter and $5.8 million for the first six months of 1995.

For the first six months of 1995, capital expenditures were $26.9 million, an increase of $5.7 million over the 1994 level. Capital expenditures in 1995 are expected to exceed $80 million, more than twice the 1994 level. These increases support new product development initiatives, primarily in the Optoelectronics segment. Depreciation expense in 1995 under the new methods is projected to be higher than in 1994 due to the higher level of capital expenditures. During the first six months of 1995, the Company repurchased 2.4 million shares of its common stock at a cost of $36.2 million under a stock repurchase program. As of July 2, 1995, the Company had authorization to purchase
10.9 million additional shares under the program. The Company plans to finance these activities with a combination of short-term and long-term debt and cash flows from operations.

Exhibits
--------

                       EG&G, INC. AND SUBSIDIARIES

Exhibit 27 - Financial data schedule

                       PART II.  OTHER INFORMATION

                       EG&G, INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits incorporated by reference from Part I herein

         Exhibit 27 - Financial data schedule

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended July 2, 1995.

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


Date  August 15, 1995
      ---------------