Form 10-Q
period 1995-10-01
EG&G INC
filed 1995-11-14
CIK 31791

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                                FORM 10-Q

      (Mark One)
      [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended October 1, 1995

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

                                          Yes     X         No
                                               -------         -------
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                           Outstanding   at  October  29, 1995

Common Stock, $1 par value                        48,129,000
                                          (Excluding treasury shares)


                             PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             EG&G, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF OPERATIONS

       For the Three and Nine Months Ended October 1, 1995 and October 2, 1994

                                     (Unaudited)
                                      ---------

                                             (In Thousands Except Per Share Data)
                                              ----------------------------------
                                          Three Months Ended       Nine Months Ended
                                        --------------------  ----------------------
                                         Oct. 1,   Oct. 2,      Oct. 1,     Oct. 2,
                                          1995      1994         1995        1994
                                        --------   --------   ---------- -----------
Sales:
  Products                              $186,197   $188,746   $  589,877 $   547,868
  Services                               175,405    148,114      452,206     444,619
                                        --------   --------   ---------- -----------
Total Sales                              361,602    336,860    1,042,083     992,487
                                        --------   --------   ---------- -----------

Costs and Expenses:
  Cost of sales:
    Products                             116,975    124,297      381,567     356,100
    Services                             156,973    130,425      397,051     389,478
                                        --------   --------   ----------  ----------
  Total cost of sales                    273,948    254,722      778,618     745,578
  Research and development expenses       10,238      9,126       30,599      28,290
  Selling, general and
    administrative expenses               58,330     57,273      177,672     175,193
  Goodwill write-down                          -     40,300            -      40,300
  Restructuring charges                        -     30,400            -      30,400
                                        --------   --------   ----------  ----------
Total Costs and Expenses                 342,516    391,821      986,889   1,019,761
                                        --------   --------   ----------  ----------
Operating Income (Loss) From
  Continuing Operations                   19,086    (54,961)      55,194     (27,274)

Other Income (Expense), Net (Note 2)       1,218     (3,382)         851      (3,836)
                                        --------   --------   ----------  ----------
Income (Loss) From Continuing
  Operations Before Income Taxes          20,304    (58,343)      56,045     (31,110)
Provision (Benefit) for Income Taxes       6,635     (1,403)      20,681       9,040
                                        --------   --------   ----------  ----------
Income (Loss) From Continuing
  Operations                              13,669    (56,940)      35,364     (40,150)
Income From Discontinued Operations,
  Net of Income Taxes (Note 3              2,309      8,646       10,679      22,632
                                        --------   --------   ----------  ----------
Net Income (Loss)                       $ 15,978   $(48,294)  $   46,043  $  (17,518)
                                        ========   ========   ==========  ==========

                             EG&G, INC. AND SUBSIDIARIES

       For the Three and Nine Months Ended October 1, 1995 and October 2, 1994

                                     (Unaudited)
                                      ---------

                                             (In Thousands Except Per Share Data)
                                              ----------------------------------
                                          Three Months Ended       Nine Months Ended
                                        --------------------  ----------------------
                                          Oct. 1,   Oct. 2,      Oct. 1,     Oct. 2,
                                           1995      1994         1995        1994
                                        --------   --------   ---------- -----------
Earnings (Loss) Per Share:
Continuing Operations                       $.27     $(1.03)        $.67       $(.73)
Discontinued Operations                      .05        .15          .20         .41
                                            ----     ------         ----       -----
Net Income (Loss)                           $.32     $ (.88)        $.87       $(.32)
                                            ====     ======         ====       =====

Cash Dividends Per Common Share             $.14       $.14         $.42        $.42
                                            ====       ====         ====        ====
Weighted Average Shares of
  Common Stock Outstanding                50,138     55,121       52,666      55,321

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                            EG&G, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET

                       As of October 1, 1995 and January 1, 1995

                     (Dollars in Thousands Except Per Share Data)
                      ------------------------------------------

                                                                Oct. 1,    January 1,
                                                                 1995         1995
                                                              ---------    ----------

                                                             (Unaudited)
                                                              ---------
Current assets:
  Cash and cash equivalents                                    $ 64,288      $ 66,424
  Accounts receivable (Note 4)                                  209,350       226,268
  Inventories (Note 5)                                          111,270       123,299
  Other (Note 7)                                                 57,612        56,635
  Net assets of discontinued operations (Note 3)                      -         8,852
                                                               --------      --------
Total Current Assets                                            442,520       481,478
                                                               --------      --------
Property, Plant and Equipment:
  At cost (Note 6)                                              410,384       364,801
  Accumulated depreciation and amortization                    (264,095)     (243,139)
                                                               --------      --------
Net Property, Plant and Equipment                               146,289       121,662
                                                               --------      --------
Investments (Note 7)                                             12,725        16,515
Intangible Assets (Note 8)                                      128,338       127,312
Other Assets (Note 8)                                            56,108        46,162
                                                               --------      --------
Total Assets                                                   $785,980      $793,129
                                                               ========      ========

                             EG&G, INC. AND SUBSIDIARIES

                       As of October 1, 1995 and January 1, 1995

                     (Dollars in Thousands Except Per Share Data)
                      ------------------------------------------

                                                                Oct. 1,    January 1,
                                                                 1995         1995
                                                              ---------    ----------

                                                             (Unaudited)
                                                              ---------
Current Liabilities:
  Short-term debt                                              $117,375      $ 59,988
  Accounts payable                                               76,470        66,132
  Accrued restructuring costs (Note 9)                            7,931        21,532
  Accrued expenses (Note 10)                                    146,886       134,170
  Net liabilities of discontinued operations (Note 3)             6,195             -
                                                               --------      --------
Total Current Liabilities                                       354,857       281,822
                                                               --------      --------
Long-Term Liabilities                                            71,136        65,941
                                                               --------      --------
Contingencies
Stockholders' Equity:
  Preferred stock - $1 par value, authorized
    1,000,000 shares; none outstanding                                -             -
  Common stock - $1 par value, authorized
    100,000,000 shares; issued 60,102,000 shares                 60,102        60,102
  Retained earnings                                             482,681       459,738
  Cumulative translation adjustments                             26,908        10,785
  Unrealized gain on marketable investments (Note 7)              1,568         3,337
  Cost of shares held in treasury;
    12,030,000 shares at October 1, 1995 and
    4,978,000 shares at January 1, 1995                        (211,272)      (88,596)
                                                              ---------      --------
Total Stockholders' Equity                                      359,987       445,366
                                                              ---------      --------
Total Liabilities and Stockholders' Equity                     $785,980      $793,129
                                                              =========      ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                              EG&G, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Nine Months Ended October 1, 1995 and October 2, 1994

                                       (Unaudited)
                                        ---------


                                                                 (In Thousands)
                                                                  ------------
                                                               Nine Months Ended
                                                             ----------------------
                                                             Oct. 1,        Oct. 2,
                                                              1995           1994
                                                             -------        -------
Cash Flows Provided by Operating Activities:
   Net income (loss)                                        $ 46,043       $(17,518)
   Deduct net income from discontinued operations            (10,679)       (22,632)
                                                            --------       --------
   Income (loss) from continuing operations                   35,364        (40,150)
   Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by continuing
     operations:
      Goodwill write-down                                          -         40,300
      Noncash portion of restructuring charges                     -          4,902
      Depreciation and amortization                           28,097         26,599
      Losses (gains) on dispositions and investments          (1,711)         2,969
      Changes in assets and liabilities, net of effects
        from companies purchased:
         Decrease in accounts receivable                      20,066          8,927
         Decrease (increase) in inventories                   15,154         (4,651)
         Increase in accounts payable                          8,721          1,945
         Increase (decrease) in accrued restructuring costs  (13,601)        24,663
         Increase (decrease) in accrued expenses              10,727         (6,238)
         Change in prepaid expenses and other                 (8,366)       (12,777)
                                                            --------       --------
Net Cash Provided by Continuing Operations                    94,451         46,489
Net Cash Provided by Discontinued Operations                  25,726         20,060
                                                            --------       --------
Net Cash Provided by Operating Activities                    120,177         66,549
                                                            --------       --------

Cash Flows Used in Investing Activities:
   Capital expenditures                                      (42,331)       (28,431)
   Cost of acquisitions, net of cash and
     cash equivalents acquired                                     -        (32,794)
   Proceeds from sales of investment securities                6,010          3,681
   Other                                                       1,404            503
                                                            --------       --------
Net Cash Used in Investing Activities                        (34,917)       (57,041)
                                                            --------       --------

                             EG&G, INC. AND SUBSIDIARIES

              For the Nine Months Ended October 1, 1995 and October 2, 1994

                                       (Unaudited)
                                        ---------

                                                                 (In Thousands)
                                                                  ------------
                                                               Nine Months Ended
                                                             -------------------
                                                             Oct. 1,        Oct. 2,
                                                              1995           1994
                                                             -------        -------
Cash Flows Used in Financing Activities:
   Increase in commercial paper                               61,276         14,728
   Other debt payments                                        (4,247)        (1,078)
   Purchases of common stock                                (123,691)       (19,139)
   Cash dividends                                            (22,550)       (23,290)
   Other                                                         465          1,407
                                                            --------       --------
Net Cash Used in Financing Activities                        (88,747)       (27,372)
                                                            --------       --------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                         1,351          1,802
                                                            --------       --------
Net Decrease in Cash and Cash Equivalents                     (2,136)       (16,062)

Cash and cash equivalents at beginning of period              66,424         72,185
                                                            --------       --------
Cash and cash equivalents at end of period                  $ 64,288       $ 56,123
                                                            ========       ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                       EG&G, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

(1)  Basis of Presentation
--------------------------
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The balance sheet amounts as of January 1, 1995 in this report were extracted from the Company's audited 1994 financial statements included in the latest annual report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of October 1, 1995 and the results of operations for the three and nine months ended October 1, 1995 and October 2, 1994 and the cash flows for the nine months then ended. The results of operations are not necessarily to be considered indicative of the results for the entire year.

The Company changed its method of depreciation for certain classes of plant and equipment purchased after January 1, 1995 from an accelerated method to the straight-line method for financial reporting purposes. The Company believes that the straight-line method more appropriately reflects the timing of the economic benefits to be received from these assets, that consist mainly of manufacturing equipment. The Company also changed its convention for calculating depreciation expense during the year that an asset is acquired. Previously, the Company used the half-year convention; starting in 1995, the Company commences depreciation in the month the asset is placed in service. In the third quarter of 1995, the effect of applying these new methods was to reduce depreciation expense by $0.7 million, and to increase income from continuing operations and net income by $0.5 million and net income per share by $.01. For nine months, the effect was to reduce depreciation expense by $3.8 million, and to increase income from continuing operations and net income by $2.4 million and net income per share by $.05. The reductions in depreciation expense represent the differences in current year depreciation expense between the old and new methods.

                             EG&G, INC. AND SUBSIDIARIES

                                     (Unaudited)

(2)  Other Income (Expense), Net
--------------------------------
Other income (expense), net, consisted of the following:

                                         (In Thousands)
                                          ------------
                           Three Months Ended    Nine Months Ended
                           ------------------    -----------------
                            Oct. 1,    Oct. 2,   Oct. 1,   Oct. 2,
                             1995       1994      1995      1994
                           --------    -------   -------   -------
     Interest and
       dividend income      $ 1,167    $   736   $ 3,302   $ 2,189
     Interest expense        (1,677)    (1,352)   (5,237)   (3,462)
     Gains (losses) on
       investments, net         108     (2,112)      853    (2,151)
     Other                    1,620       (654)    1,933      (412)
                            -------    -------   -------   -------
                            $ 1,218    $(3,382)  $   851   $(3,836)
                            =======    =======   =======   =======

(3) Discontinued Operations
---------------------------
The former Department of Energy (DOE) Support segment, which has provided services under management and operations contracts, is presented as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

Summary operating results of the discontinued operations were as follows:

                                            (In Thousands)
                                             ------------
                                 Three Months Ended     Nine Months Ended
                                --------------------    --------------------
                                  Oct. 1,    Oct. 2,    Oct. 1,     Oct. 2,
                                   1995       1994       1995        1994
                                ---------    -------    -------     -------
     Sales                        $82,968   $411,180   $606,259  $1,078,036
     Costs and expenses            79,416    397,878    589,830   1,043,218
                                  -------   --------   --------  ----------
     Income from discontinued
       operations before
       income taxes                 3,552     13,302     16,429      34,818
     Provision for income taxes     1,243      4,656      5,750      12,186
                                  -------   --------    -------   ---------
     Income from discontinued
       operations, net of
       income taxes               $ 2,309   $  8,646   $ 10,679  $   22,632
                                  =======   ========   ========  ==========

                             EG&G, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                     (Unaudited)

Net assets (liabilities) of discontinued operations consisted of the following:

                                     (In Thousands)
                                      ------------
                                  Oct. 1,    January 1,
                                   1995         1995
                                 --------    ----------
     Accounts receivable,
       primarily unbilled        $ 4,775       $15,717
     Operating current
       liabilities               (11,079)       (6,934)
     Other current assets            109            69
                                 -------       -------
                                 $(6,195)      $ 8,852
                                 =======       =======

(4)  Accounts Receivable
------------------------
Accounts receivable as of October 1, 1995 and January 1, 1995 included unbilled receivables of $50 million and $57 million, respectively, due primarily from U.S. Government agencies. Accounts receivable were net of reserves for doubtful accounts of $5 million and $5.8 million as of October 1, 1995 and January 1, 1995, respectively.

(5)  Inventories
----------------
Inventories consisted of the following:

                                     (In Thousands)
                                      ------------
                                  Oct. 1,    January 1,
                                   1995         1995
                                 --------    ----------
     Finished goods              $ 27,070      $ 35,304
     Work in process               26,110        28,551
     Raw materials                 58,090        59,444
                                 --------      --------
                                 $111,270      $123,299
                                 ========      ========

                             EG&G, INC. AND SUBSIDIARIES

                                     (Unaudited)

(6)  Property, Plant and Equipment, at Cost
-------------------------------------------
Property, plant and equipment consisted of the following:

                                                (In Thousands)
                                                 ------------
                                             Oct. 1,  January 1,
                                               1995       1995
                                            --------  ----------
     Land                                   $ 17,537    $ 15,877
     Buildings and leasehold improvements    111,482      95,938
     Machinery and equipment                 281,365     252,986
                                            --------    --------
                                            $410,384    $364,801
                                            ========    ========

(7)  Investments
----------------
Investments consisted of the following:

                                                (In Thousands)
                                                 ------------
                                              Oct. 1,  January 1,
                                                1995       1995
                                              -------  ----------
     Marketable investments                   $12,271     $14,187
     Other investments                          3,173       6,330
     Joint venture investments                  5,013       5,314
                                              -------     -------
                                               20,457      25,831
     Less investments classified
       as other current assets                 (7,732)     (9,316)
                                              -------     -------
                                              $12,725     $16,515
                                              =======     =======

At October 1, 1995, marketable investments, all classified as available for sale, had an aggregate market value of $12.3 million and gross unrealized holding gains of $2.4 million. Unrealized holding gains, net of deferred taxes, of $1.6 million and $3.3 million were reported as a separate component of stockholders' equity at October 1, 1995 and January 1, 1995, respectively. In the first nine months of 1995, proceeds and gross realized gains from sales of available-for-sale securities were $2.9 million and $2.8 million, respectively. Average cost was the basis for computing the realized gains. Marketable investments of $4.2 million, other investments of $3.1 million and joint venture investments of $0.4 million were classified as other current assets at October 1, 1995.

                             EG&G, INC. AND SUBSIDIARIES

                                     (Unaudited)

(8)  Intangible and Other Assets
--------------------------------
Most of the increase in intangible assets resulting from the effect of translating goodwill denominated in non-U.S. currencies at current exchange rates was offset by current year amortization.

The majority of the increase in other assets was due to an increase in prepaid pension expense.

(9)  Accrued Restructuring Costs
--------------------------------
The decrease in accrued restructuring costs resulted from cash outlays of $13.6 million in the first nine months of 1995, mainly for employee termination costs.

(10)  Accrued Expenses
----------------------
Accrued expenses consisted of the following:

                                                (In Thousands)
                                                 ------------
                                              Oct. 1,  January 1,
                                                1995       1995
                                             --------  ----------
     Payroll and incentives                  $ 21,692    $ 16,842
     Employee benefits                         44,670      44,482
     Federal, non-U.S. and state
       income taxes                            24,902      17,243
     Other                                     55,622      55,603
                                             --------     -------
                                             $146,886    $134,170
                                             ========    ========

Certain reclassifications have been made to conform prior year's data to the current format.

(11)  Subsequent Event
----------------------
On October 23, 1995, the Company issued $115 million of ten-year notes at an interest rate of 6.8%. Proceeds from the sale are being used to pay down commercial paper borrowings that were used mainly to finance repurchases of the Company's common stock.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

                       EG&G, INC. AND SUBSIDIARIES

                          Results of Operations
                          ---------------------

The following industry segment information is presented as an aid to a better understanding of the Company's operating results:

                                                        (In Thousands)
                                                         ------------
                                        Three Months Ended             Nine Months Ended
                                   ---------------------------     ----------------------------
                                   Oct. 1,   Oct. 2,  Increase     Oct. 1,    Oct. 2,  Increase
                                    1995      1994   (Decrease)     1995       1994   (Decrease)
                                   -------   -------  --------     -------    -------  --------
    Sales:
      Technical Services          $161,584  $158,331   $ 3,253  $  452,206   $464,005  $(11,799)
      Instruments                   70,088    65,921     4,167     211,263    199,850    11,413
      Mechanical Components         61,585    58,076     3,509     184,892    172,501    12,391
      Optoelectronics               68,345    54,532    13,813     193,722    156,131    37,591
                                  --------  --------   -------  ----------   --------  --------
                                  $361,602  $336,860   $24,742  $1,042,083   $992,487  $ 49,596
                                  ========  ========   =======  ==========   ========  ========

    Operating Income (Loss) From Continuing Operations:
      Technical Services          $  9,037  $  9,186   $  (149) $   31,573   $ 33,819  $ (2,246)
      Instruments                    5,000   (53,302)   58,302      11,095    (50,189)   61,284
      Mechanical Components          5,961     3,395     2,566      19,098     11,186     7,912
      Optoelectronics                5,850    (4,228)   10,078      14,484      3,243    11,241
      General Corporate Expenses    (6,762)  (10,012)    3,250     (21,056)   (25,333)    4,277
                                  --------  --------   -------  ----------   --------  --------
                                  $ 19,086  $(54,961)  $74,047  $   55,194   $(27,274) $ 82,468
                                  ========  ========   =======  ==========   ========  ========

The discussion that follows is a summary analysis of the major changes in operating results by industry segment that occurred for the three and nine months ended October 1, 1995 compared to the three and nine months ended October 2, 1994.

Third Quarter 1995 Compared to Third Quarter 1994

Sales

Sales from continuing operations were $361.6 million in the third quarter of 1995, a 7% increase over the 1994 level. In Technical Services, a new communications systems development contract's billings of $18.9 million were partially offset by the effects of continuing reductions in government contract funding and the increasingly competitive procurement environment. In addition, demand for automotive testing services was lower in 1995. The net result was an increase of $3.3 million for the segment. Instruments' sales increased $4.2 million primarily as a result of higher demand for diagnostic products. The $3.5 million increase in

                            EG&G, INC. AND SUBSIDIARIES

Mechanical Components resulted mainly from higher demand for industrial process sealing products. In Optoelectronics, the increase of $13.8 million, or 25%, was due primarily to $9.1 million of sales of IC Sensors, acquired at the end of the third quarter of 1994, and continuing increases in demand for flash products.

Operating Income (Loss) From Continuing Operations

Excluding the 1994 nonrecurring charges, operating income increased
$3.3 million in 1995. The 1994 operating loss from continuing operations included a goodwill write-down of $40.3 million and restructuring charges of $30.4 million resulting from management's repositioning plan. The impact of these nonrecurring charges on each segment was as follows:
Technical Services-$1.6 million, Instruments-$55.7 million, Mechanical Components-$2.7 million, Optoelectronics-$9.7 million and General Corporate Expenses-$1 million.

In Technical Services, income decreased $1.7 million, excluding the 1994 restructuring charges. Costs incurred in excess of contract terms and the effects of lower sales in some operations were partially offset by unfavorable 1994 contract adjustments. The 1995 improvement of $2.6 million in Instruments, excluding the 1994 nonrecurring charges, resulted from cost reductions of $1.8 million from the 1994 repositioning plan and margin on higher sales. The Instruments' 1994 loss included a goodwill write-down of $39.2 million related to the Berthold business and restructuring charges of $16.5 million. Excluding the 1994 restructuring charges, Mechanical Components' income was essentially the same as last year. Repositioning cost reductions and margin on higher sales of industrial sealing products were offset by increased costs at some operations. The Optoelectronics' net increase of $0.4 million, excluding the 1994 nonrecurring charges, included margin on higher sales and $0.8 million of repositioning cost reductions. These increases were offset by one product line's lower margins due to competitive pricing pressures and higher production costs, and planned increased research and development expenses for the amorphous silicon program. The 1994 loss in Optoelectronics included $8.6 million of restructuring charges and a $1.1 million write-off of a small unit's goodwill.

The $2.2 million decrease in general corporate expenses, excluding the 1994 restructuring charges, resulted from cost reductions of $0.6 million in 1995 and $1 million of costs in 1994 associated with the repositioning plan. The $4.6 million net increase in other income was due to a $1.8 million investment write-down in 1994 and gains on the disposition of operating assets and lower foreign exchange transaction losses in 1995.

The 1995 effective tax rate reflects an adjustment of the year-to-date effective rate due, in part, to lower than anticipated tax costs of the capital restructuring of selected non-U.S. subsidiaries. The 1994 tax provision and effective rate for continuing operations were significantly impacted by the goodwill write-down and the restructuring charges.

                           EG&G, INC. AND SUBSIDIARIES

Nine Months 1995 Compared to Nine Months 1994

Sales

Sales for the first nine months of 1995 were $1,042.1 million, a 5% increase over the 1994 level. In Technical Services, the $11.8 million decrease was primarily due to continuing reductions in government contract funding, including the phase down of the Superconducting Super Collider Laboratory contract, and the increasingly competitive procurement environment. In addition, demand for automotive testing services was lower in 1995. Partially offsetting these decreases were billings under a new communications systems development contract. Instruments' sales increased $20.4 million due to the effects of changes in foreign exchange rates and higher demand for diagnostic and security products. This increase was partially offset by a $9 million decrease due to the divestiture of three product lines, resulting in a net increase of $11.4 million. Higher demand, primarily for industrial process sealing and aerospace products, resulted in the $12.4 million increase in Mechanical Components. Optoelectronics' sales increased $37.6 million, or 24%, over 1994 primarily due to $23.4 million of sales of IC Sensors and higher shipments of flash products.

Operating Income (Loss) From Continuing Operations

Excluding the 1994 nonrecurring charges, operating income increased
$11.8 million in 1995. The 1994 operating loss included a goodwill write-down of $40.3 million and restructuring charges of $30.4 million. The Technical Services' decrease of $3.8 million, excluding the 1994 restructuring charges, resulted from costs incurred in excess of contract terms, an estimated provision for a legal judgement, start-up costs for the environmental services and systems business and the effect of lower sales levels. Partially offsetting these decreases were unfavorable 1994 contract adjustments. Instruments' increase of $5.6 million, excluding the 1994 nonrecurring charges, resulted from cost reductions of $5 million from the 1994 repositioning plan and margin on higher sales. These increases were partially offset by the unfavorable impact on export shipment margins caused by the strengthening of the Finnish Markka against other major currencies, and expenses associated with the expansion of the food monitoring business. Instruments' 1994 loss included a goodwill write-down of $39.2 million and restructuring charges of $16.5 million. In Mechanical Components, the $5.2 million increase, excluding the 1994 restructuring charges, resulted from higher sales, $0.9 million of cost reductions and, to a lesser extent, lower inventory adjustments and lower costs associated with new programs. The
$1.6 million increase in Optoelectronics, excluding the 1994 nonrecurring charges, resulted primarily from higher sales and $1.8 million of cost reductions. These increases were partially offset by one product line's lower margins due to competitive pricing pressures and higher production costs, completion of a government contract in September 1994, decreased sales of power supplies and planned increased research and development expenses for the amorphous silicon program.

                            EG&G, INC. AND SUBSIDIARIES

The $3.3 million decrease in general corporate expenses, excluding the 1994 restructuring charges, resulted from $1.6 million of cost reductions in 1995 and $1 million of costs in 1994 associated with the repositioning plan. The $4.7 million net increase in other income was due to a $1.8 million investment write-down in 1994 and gains on sales of investments and operating assets and higher income generated by investments accounted for using the equity method in 1995.

The 1994 tax provision and effective rate for continuing operations were significantly impacted by the goodwill write-down and the restructuring charges.

Depreciation Change: The Company changed its method of depreciation for certain classes of plant and equipment purchased after January 1, 1995 from an accelerated method to the straight-line method for financial reporting purposes. The Company believes that the straight line method more appropriately reflects the timing of the economic benefits to be received from these assets, that consist mainly of manufacturing equipment. The Company also changed its convention for calculating depreciation expense during the year that an asset is acquired. Previously, the Company used the half-year convention; starting in 1995, the Company commences depreciation in the month the asset is placed in service. In the third quarter of 1995, the effect of applying these new methods was to reduce depreciation expense by $0.7 million, and to increase income from continuing operations and net income by $0.5 million and net income per share by $.01. For nine months, the effect was to reduce depreciation expense by $3.8 million, and to increase income from continuing operations and net income by $2.4 million and net income per share by $.05. The reductions in depreciation expense represent the differences in current year depreciation expense between the old and new methods. Most of this difference occurred in the Optoelectronics segment. Depreciation and amortization for the nine months of 1995 was higher than 1994 because the effect of the changes in methods was exceeded by the effect of higher capital expenditures and the inclusion of IC Sensors' depreciation.

Discontinued Operations: Income from discontinued operations, net of income taxes, was $6.3 million lower for the quarter and $12 million lower for the nine months. The decrease reflected the expiration of the Idaho contract in September 1994 and the Rocky Flats contract in June 1995. Future sales and income from discontinued operations will continue to decrease as the Nevada test site contracts expire on December 31, 1995 and the Mound contract expires on September 30, 1996. Such sales and income are dependent upon work scopes and fee pools that are negotiated annually with the DOE.

                     Liquidity and Capital Resources
                     -------------------------------

The Company's cash and cash equivalents decreased $2.1 million in the first nine months of 1995 while commercial paper borrowings increased

                           EG&G, INC. AND SUBSIDIARIES

$61.3 million. Net cash provided by continuing operations was $94.5 million in 1995 compared to $46.5 million in 1994. In 1995, accounts receivable were reduced by $20.1 million and inventories were reduced by $15.2 million, reflecting the results of the Company's aggressive working capital reduction program. These reductions were partially offset by cash outlays of $13.6 million under the 1994 repositioning plan. In September 1994, the Company acquired IC Sensors and NoVOCs, Inc. for net cash of $32.8 million.

Discontinued operations generated cash of $25.7 million in 1995. Future cash flows from discontinued operations will decrease as the remaining three DOE contracts expire in 1995 and 1996.

Under the 1994 repositioning plan, cash outlays for the first nine months of 1995 were $13.6 million, mainly for employee termination costs, bringing the total spent under the plan to $17.6 million. Future cash outlays of $7.9 million are expected to be incurred mainly in the fourth quarter of 1995 as the repositioning plan is completed. During the first nine months of 1995, the net work force reduction was 436, bringing the total reduction to 632 positions since the inception of the plan. The repositioning plan calls for a net work force reduction of approximately 800 positions in continuing operations. The actions taken have resulted in pre-tax savings of $3.6 million for the third quarter and $9.4 million for the first nine months of 1995.

For the first nine months of 1995, capital expenditures were $42.3 million, an increase of $13.9 million over the 1994 level. Capital expenditures in 1995 are expected to approximate $70 million, more than $30 million higher than the 1994 level. These increases support new product development initiatives, primarily in the Optoelectronics segment. Depreciation expense in 1995 under the new methods is projected to be higher than in 1994 due to the higher level of capital expenditures and the inclusion of IC Sensors' depreciation. During the first nine months of 1995, the Company purchased 7.1 million shares of its common stock at a cost of $123.7 million under a stock repurchase program. As of October 1, 1995, the Company has authorization to purchase 6.2 million additional shares under the program. The Company is financing these activities with a combination of short-term and long-term debt and cash flows from operations.

On October 23, 1995, the Company issued $115 million of ten-year notes at an interest rate of 6.8%. The proceeds are being used to pay down commercial paper borrowings that were used mainly to finance repurchases of the Company's common stock.

Exhibits
--------

                       EG&G, INC. AND SUBSIDIARIES

Exhibit 27 - Financial data schedule

                       PART II.  OTHER INFORMATION

                       EG&G, INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits incorporated by reference from Part I herein

         Exhibit 27 - Financial data schedule (submitted in electronic format only)

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended October 1, 1995.

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


Date November 10, 1995
     -----------------