Form 10-K
period 1995-12-31
EG&G INC
filed 1996-03-22
CIK 31791

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                               ____________

                                 FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                          -----------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

                       Commission file number 1-5075
                                              ------
                                EG&G, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


Massachusetts                               04-2052042
---------------------------------           ------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

45 William Street, Wellesley, Massachusetts 02181
------------------------------------------- -----
(Address of Principal Executive Offices)    (Zip Code)

Registrant's telephone number, including area code (617) 237-5100
                                                   ----------------

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

Securities registered pursuant to Section 12 (g) of the Act:     None
----------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the common stock, $1 par value, held by nonaffiliates of the registrant on February 23, 1996, was $1,165,703,101.

As of February 23, 1996, there were outstanding, exclusive of treasury shares, 47,654,234 shares of common stock, $1 par value.

                    DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF EG&G, INC.'S 1996 PROXY STATEMENT FOR THE
ANNUAL MEETING OF STOCKHOLDERS...................PART III (Items 10, 11 and 12)

                           PART I

ITEM 1.   BUSINESS

GENERAL BUSINESS DESCRIPTION

EG&G, Inc. was incorporated under the laws of the Commonwealth of Massachusetts in 1947. EG&G, Inc. (hereinafter referred to as "EG&G", the "Company", or the "Registrant", which includes the Company's subsidiaries) is a broad-based technology company that provides optoelectronic, mechanical and electromechanical components and instruments to manufacturers and end-users in the medical, aerospace, automotive and other ground transportation, environmental and industrial markets worldwide. The Company also provides wide-ranging technical services to governmental and industrial customers. In 1995, the Company had sales of $1.4 billion from continuing operations.

The Company's continuing operations are classified into four industry segments:
Technical Services, Instruments, Mechanical Components and Optoelectronics.

RECENT DEVELOPMENTS

In January 1995, the Company's Board of Directors authorized the purchase of an additional 10 million shares of common stock. During 1995, the Company purchased 7.7 million shares of such common stock through periodic purchases on the open market at an aggregate cost of $135.1 million. As of December 31, 1995 the Company had authorization to purchase 5.6 million additional shares.

In July 1995, the Company announced that EG&G Technical Services of West Virginia had been awarded the site-support contract for the U.S. Department of Energy's Morgantown Energy Technology Center. The contact, which has a potential value of more than $90 million, could, including options, extend over five years.

In October 1995, the Company issued $115 million of unsecured ten-year notes at an annual interest rate of 6.8%. Proceeds from the sale were used to pay down commercial paper borrowings that were used for general corporate purposes, including financing open market repurchases of the Company's common stock.

In November 1995, the Company announced that the U.S. Customs Service had awarded a five year, including options, national asset management contract with a potential value of $92 million to EG&G Dynatrend for the Department of Treasury asset forfeiture program. This is the second time that EG&G had competed for and won this Department of Treasury management contract.

INDUSTRY SEGMENTS

Set forth below is a brief summary of each of the Company's four industry segments together with a description of certain of the more significant or recently introduced products, services or operations.

TECHNICAL SERVICES

Through its Technical Services segment, the Company supplies engineering, scientific, environmental, management and technical support services to a broad range of governmental and industrial customers. These services include: analysis and testing services for the automotive industry; base operations for the National Aeronautics and Space Administration ("NASA") at the Kennedy Space Center ("KSC"); chemical weapons disposal and technical and support services for the U.S. Department of Defense ("DoD"); seized-property administration for the U.S. Customs Service; technical support for the National Science Foundation in Antarctica; consulting services in transportation; physical security services for government agencies; and services and products for the environmental market. The Company offers services in this segment under trade names which include Automotive Research, Dynatrend, Structural Kinematics and Washington Analytical Services Center. In 1995, this segment represented 43% of the Company's total sales from continuing operations and 43% of the Company's operating income from continuing operations before general corporate expenses.

For the automobile, chemical additive and petroleum industries, the Company provides automobile durability, performance and emissions testing, and tests fuels, lubricants and chemical additives. The Company performs automobile durability and performance testing for all major U.S. and a number of foreign automobile manufacturers.

As base operations contractor for the KSC, the Company provides institutional, technical and maintenance support services. In particular, the Company manages KSC's 600 buildings, structures and facilities; tests new astronaut rescue procedures and escape systems; fields a force of 200 uniformed security personnel and a SWAT team; provides fire protection and medical services; handles all propellant substances; and manages the shuttle landing facility. The Company has been the base operations contractor at KSC since 1983 and is currently in the third year of a four-year contract that has two three-year renewal options at the discretion of the government. NASA has announced that it will designate a single Space Shuttle Flight Operations contractor in 1996. While the impact of this initiative cannot be determined, the Company believes at this time that its contract will not be adversely affected.

Company contracts with the DoD fall into two general categories: (i) traditional defense activities, and (ii) decommissioning. The Company's traditional defense activities focus on such strategic areas as research and engineering analyses in support of DoD advanced development programs.
An example of a decommissioning project is the operation of the U.S. Army's facility for the disposal of lethal chemical agents and munitions in Tooele, Utah.

The Company also provides engineering and management services in a variety of fields, including transportation, physical security and property management for several government agencies. Government clients include the U.S. Departments of Transportation, State and Treasury, the U.S. Customs Service and the Environmental Protection Agency.

In the environmental area, the Company is developing a range of proprietary technologies with a view towards expanding its presence in the public and private sector waste minimization and remediation markets.

INSTRUMENTS

The Company develops and manufactures instruments and systems for applications in medical and clinical diagnostics; biochemical, medical and life science research; industrial and pharmaceutical process measurement; environmental monitoring; gas and oil field applications; airport and industrial security; and food inspection. The Company's instruments provide a wide range of measurement capabilities and options through the use of high-speed signal processing, image enhancement and a broad utilization of detector technologies including products which feature the accurate generation, detection and measurement of various segments of the eletromagnetic spectrum. The Company offers products in this segment under trade names which include Astrophysics, Flow Technology, Berthold, Ortec and Wallac. In 1995, this segment represented 21% of the Company's total sales from continuing operations and 15% of the Company's operating income from continuing operations before general corporate expenses.

High performance bioanalytic and diagnostic instruments manufactured by the Company are used in hospitals, clinics and pharmaceutical and medical research facilities. These instruments are generally based on time-resolved fluorescence and chemiluminescence technologies that use light measurement to analyze samples. Because these light measurement technologies do not involve the use of radioactive material, concerns about sample transport and waste disposal are not present. Among other things, these instruments are used to screen blood for thyroid dysfunction, fertility-related disorders, fetal defects and diseases in newborns, and to detect relapse in patients who have been treated for cancer. The Company introduced AutoDelfia , an automated immunoassay fluorescence diagnostic system. The Company also sells reagents for use in connection with certain of these instruments.

Through its Instruments segment, the Company also produces security screening systems that employ X-ray technology and various supporting image-enhancing techniques for non-intrusive inspection of baggage and packages at airport portals, baggage processing areas, mail rooms, courthouses, schools and buildings in general. The Company has introduced two new security screening products: the Z-Scan and a portable large cargo X-ray screening system.
The Z-Scan uses color images, X-rays and proprietary software to detect explosives, narcotics or contraband in packages and luggage. The Z-Scan can process up to 1,200 bags an hour. The United Kingdom
Department of Transportation has certified the Z-Scan for detection of drugs and contraband in checked cargo. The large cargo X-ray screening system allows non-intrusive inspection of boxes, crates and containers in search of contraband, weapons and explosives fo use at border crossings, ports of entry, warehouses and airports.

Instruments produced by the Company also include process inspection systems that combine X-ray technology from the Company's Instruments segment and optical components from the Company's Optoelectronics segment. These systems are used in food processing and packaging plants to monitor, detect and remove foreign objects from raw and processed food at various points on the production line. Such systems are also used to check intravenous-medicine bags and automobile oil filters for leaks, measure the fat content of meat and detect and separate non-biodegradable PVCs from recyclable plastics.

Based on its expertise in nuclear measurements, the Company produces instruments to detect, characterize and measure radiation, including a complete line of radiation-protection measuring systems for laboratories, nuclear facilities and environmental monitoring. The Company also offers industrial on-line level and density measuring instruments for process control and measurement of liquids, slurries or solids in containers, tanks and pipes.

MECHANICAL COMPONENTS

Through its Mechanical Components segment, the Company produces advanced seals and bellows products, valves, nozzles, metal ducting, precision aerospace components, motors and heat management devices for the petrochemical and chemical processing, transportation, defense and aerospace markets. The Company offers these products under trade names which include Pressure Science, Rotron and Sealol. In 1995, this segment represented 18% of the Company's total sales from continuing operations and 25% of the Company's operating income from continuing operations before general corporate expenses.

Products sold in this segment include blower systems, power-conversion devices and other components for locomotives, transit cars and buses and defense product applications. Many of these products were first developed by the Company for defense-related purposes and are now marketed and sold for commercial applications.

The Company also produces mechanical sealing components and systems, which use welded metal bellows devices pioneered by the Company, for the process industries. Such industries include pharmaceuticals, food processing, oil refining and chemical and petrochemical processing. The Company expects that the market for the Company's advanced zero leakage gas seals will grow as a result of environmental legislation which requires manufacturers to significantly reduce emissions.

For aerospace applications, the Company produces valves, advanced sealing components, aircraft exhaust components and ducting.

OPTOELECTRONICS

Through its Optoelectronics segment, the Company offers a broad variety of components that emit and detect light in the spectrum from ultraviolet through visible to the far infrared. These components range from simple photocells to sophisticated imaging systems, light sources that include various types of flashtubes and laser diodes, and complex devices for weapons' trigger systems. Applications include light sensors used in automotive and commercial electronics, sensors used in smoke detectors and medical imaging systems, and sophisticated arrays for communications and remote sensing of the earth. The Company expects to make significant research and development and capital expenditures in this segment over the next several years.
The Company offers products in this segment under trade names which include Electro-Optics Heimann Optoelectronics, IC Sensors, Reticon, Judson and Vactec. In 1995, this segment represented 18% of the Company's total sales from continuing operations and 17% of the Company's operating income from continuing operations before general corporate expenses.

Products of this segment include detectors of visible and non-visible light, including high performance silicon photodiodes to detect and measure light and other optical radiation for industrial, space, military, analytical and scientific instrumentation. Light detectors are also manufactured by the Company for a variety of commercial applications. The Company also makes a wide variety of flashlamps for use in photocopy and reprographic equipment, photo-typesetting systems, beacons, indicators and laser systems and accessories. In addition, the Company manufactures power supplies for military high frequency electronic applications that are used primarily for precision controlled switching of electric current in electronic equipment.

 The Company is continuing the development of amorphous silicon imaging systems for medical and industrial applications. These X-ray systems incorporate amorphous silicon which replaces film in X-ray systems and translates the rays directly into digital pulses that then immediately produce the image on a cathode ray tube.

Through this segment, the Company also produces micromachined sensors, which are small silicon-wafer-based devices that combine a sensing function with intelligent signal processing. The Company mass produces these micromachined infrared sensors for consumer, medical and automotive applications and manufactures high performance micromachined silicon sensors for missile-guidance systems. In a joint venture, the Company is developing more advanced micromachined electronic accelerometers for automotive and industrial applications.

DISCONTINUED OPERATIONS

Since its founding, the Company has provided services to the U.S. Department of Energy ("DOE") and its predecessor organizations. These services related primarily to nuclear energy research and nuclear weapons production and testing. As a result of changing procurement and administrative priorities at the DOE, to continue to provide these services the Company would have been required to invest significant levels of capital and accept broader liabilities and lower fees. In 1994, the Company determined that it would not seek renewal of its four contracts with the DOE and would not seek management and operations contracts at other DOE sites. Accordingly, the Company is reporting its former DOE Support segment as discontinued operations. Future sales and income from discontinued operations will decrease as the remaining DOE contract expires in 1996 and are dependent upon the work scope and fee pools negotiated annually that are currently under review by the DOE. Three of these DOE contracts expired in 1995.
The Rocky Flats contract for the management and operation of the Rocky Flats Environmental Technology Center near Golden, Colorado terminated in June, 1995. The Reynolds Electrical and Engineering Co. contract for support and maintenance services for the underground nuclear weapons test program and its design laboratories at the Nevada Test Site expired on December 31, 1995. The Energy Measurements contract to provide scientific and engineering services also relating to the Nevada Test Site expired on December 31, 1995.

Under the Mound Applied Technologies contract, the remaining DOE contract which is scheduled to expire on September 30, 1996, the Company provides all support services at the facility and is responsible for the assembly and testing of radioisotopic thermionic generators for space and special terrestrial power missions. The expiration date may be modified by the DOE in accordance with contract terms. The Company also is responsible for the transfer to other
DOE facilities of technology relating to the Mound facility's former mission involving the manufacturing of components for nuclear weapons.

MARKETING

The Company markets its services and products through its own specialized sales forces as well as independent foreign and domestic manufacturer representatives and distributors. In certain foreign countries, the Company has entered into joint venture and license agreements with local firms to manufacture and market its products.

RAW MATERIALS AND SUPPLIES

Raw materials and supplies used by the Company are generally readily available in adequate quantities from domestic and foreign sources.

PATENTS AND TRADEMARKS

While the Company's patents, trademarks, and licenses in the aggregate are important to its business, the Company does not believe that the loss of any one patent, trademark or license or group of related patents, trademarks, or licenses would have a materially adverse effect on the overall business of the Company or on any of its industry segments.

BACKLOG

The approximate dollar value of unfilled orders of continuing operations by industry segment as of December 31, 1995 and January 1, 1995 is set forth in the table below.

(In Thousands)           December 31, 1995   January 1, 1995
                         -----------------   ---------------
Technical Services                $224,087          $247,380
Instruments                         50,776            46,474
Mechanical Components               95,466            87,879
Optoelectronics                    125,630           111,402
                                  --------          --------
     Total                        $495,959          $493,135
                                  ========          ========

At December 31, 1995, 46% of the backlog represents orders received from U.S. Government agencies, primarily the DoD. The order backlog for each segment relates differently to future sales based on different business characteristics, primarily order and delivery lead times and customer demand requirements. The Company estimates that approximately 91% of its backlog as of December 31, 1995 will be billed during 1996.

DOE Support backlog, which is not reflected above, represents annual contract funding that has actually been appropriated and was $126 million at December 31, 1995 and $757 million at January 1, 1995.

While the Company has not generally experienced material cancellations of orders, orders may be cancelled by customers without financial penalty, and backlog does not necessarily represent actual future shipments.

GOVERNMENT CONTRACTS

In accordance with government regulations, all of the Company's government contracts are subject to termination for the convenience of the government. Costs incurred under cost-reimbursable contracts are subject to audit by the government. The results of prior audits, which have been completed through 1991, have not had a material effect on the Company.

Continuing Operations: Sales to U.S. Government agencies, which were predominantly to the DoD and NASA, were $537 million, $542 million and $560 million in 1995, 1994 and 1993, respectively. In October 1993, the Company was selected by NASA to continue as the base operations contractor at the KSC. The contract contained reductions in contract value and has resulted in a lower annual fee than the prior contract. This contract and the prior contract contributed sales of $172 million, $176 million and $201 million in 1995, 1994 and 1993, respectively. There are two years remaining on the contract, which has two three-year renewal options at the discretion of the government. NASA has announced that it will designate a single Space Shuttle Flight Operations contractor in 1996. While the impact of this initiative cannot be determined at this time, the Company believes that its contract will not be adversely affected.

Discontinued Operations: The Company's four major cost-plus-award-fee contracts with the DOE contributed $660 million of sales to discontinued operations in 1995. The EG&G Rocky Flats, Inc. contract terminated in June 1995. The Reynolds Electrical and Engineering Co., Inc. and the EG&G Energy
Measurements, Inc. contracts expired on December 31, 1995. The EG&G Mound Applied Technologies, Inc. contract, the Company's remaining management and operations contract with DOE, expires on September 30, 1996. The work scope and fee pools are negotiated annually, and the expiration date may be modified by the DOE in accordance with contract terms. The Mound contract contributed $136 million of sales to discontinued operations in 1995. The Company does not anticipate incurring any material loss on the ultimate completion of the contracts.

COMPETITION

Because of the wide range of its products and services, the Company faces many different types of competition and competitors. Competitors range from large foreign and domestic organizations that produce a comprehensive array of goods and services, to small concerns producing a few goods or services for specialized market segments.

The Technical Services segment provides technical services to several agencies of the federal government, including the DoD and NASA. This business is typically won through competition with a number of large and small contractors, many of whom are as large or larger than the Company and who, therefore, have resources and capabilities that are comparable to or greater than those of the Company. The primary bases for competition in these markets are technical and management capabilities, current and past performance, and price. Competition is typically subject to mandated procurement and competitive bidding requirements. Competition for automotive testing services is primarily from a few specialized testing companies and from customer-owned testing facilities, and is primarily based on quality, service, and price.

In the Instruments segment, the Company competes with instrument companies, some large, most small, that serve narrow segments of markets in X-ray and magnetic security systems, nuclear, industrial, and diagnostic instrumentation, and instrumentation for exploration and development of oil and gas resources. The Company competes in these markets on the basis of product performance, product reliability, service and price. Consolidation of competitors through acquisitions and mergers and the Company's increasing activity in all selected diagnostics and industrial markets are expected to increase the proportion of large competitors in this segment.

In the Mechanical Components segment, the Company is a leading supplier of selected precision aircraft exhaust components, specialized fans and heat transfer devices, and mechanical seals for industrial applications. Competition in these areas is typically from small specialized manufacturing companies.

In the Optoelectronics segment, the Company is among the leading suppliers of specialty flashtubes, silicon photodetectors, avalanche photodiodes, cadmium sulfide and cadmium selenide detectors, photodiode arrays and switched power supplies. Typically, competition is from small specialized manufacturing companies.

Within the Mechanical Components, Optoelectronics and Instruments segments, competition for governmental purchases is subject to mandated procurement procedures and competitive bidding practices. In these segments, the Company competes on the basis of product performance, quality, service and price. In much of the Optoelectronics and Instruments segments and in the specialized fan and aircraft and marine mechanical seal markets included in the Mechanical Components segment, advancing technology and research and development are also important competitive factors.

RESEARCH AND DEVELOPMENT

During 1995, 1994 and 1993, Company-sponsored research and development expenditures were approximately $42.4 million, $38.6 million and $34.7 million, respectively.

ENVIRONMENTAL COMPLIANCE

The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. As of December 31, 1995, the Company had an accrual of $3.8 million to reflect its estimated liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

EMPLOYEES

As of March 1, 1996, the Company employed approximately 15,000 persons, including 1,000 persons in the former DOE Support segment. Certain of the Company's subsidiaries are parties to contracts with labor unions. The Company considers its relations with employees to be satisfactory.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

SEGMENT SALES AND INCOME

Sales and Operating Income (Loss) From Continuing Operations by Industry Segment For the Five Years Ended December 31, 1995

(In thousands)                     1995        1994        1993        1992        1991
-------------------------    ----------  ----------  ----------  ----------  ----------
Sales:
   Technical Services        $  617,391  $  613,588  $  636,041  $  608,864  $  586,537
   Instruments                  293,575     273,088     237,223     226,900     230,196
   Mechanical Components        249,255     232,500     244,878     274,199     295,519
   Optoelectronics              259,357     213,380     201,274     210,118     146,274
                             ----------  ----------  ----------  ----------  ----------
                             $1,419,578  $1,332,556  $1,319,416  $1,320,081  $1,258,526
                             ==========  ==========  ==========  ==========  ==========

Operating Income (Loss) From Continuing Operations:
   Technical Services        $   48,155  $   46,075  $   68,762  $   56,924  $   55,601
   Instruments                   17,142     (49,580)     10,413      16,016      21,954
   Mechanical Components         27,241      18,766      24,408      21,835      28,426
   Optoelectronics               19,328       8,674      11,474       3,905       7,140
   General Corporate Expenses   (29,193)    (34,882)    (27,573)    (29,895)    (27,456)
                             ----------  ----------  ----------  ----------  ----------
                             $   82,673  $  (10,947) $   87,484  $   68,785  $   85,665
                             ==========  ==========  ==========  ==========  ==========
<F1>
The operating income (loss) from continuing operations for 1994 included a goodwill write-down of $40.3 million and restructuring charges of $30.4 million.  The impact of these nonrecurring charges on each segment was as follows: Technical Services - $1.6 million, Instruments - $55.7 million,
Mechanical Components - $2.7 million, Optoelectronics - $9.7 million and
General Corporate Expenses - $1 million.

Additional information relating to the Company's operations in the various industry segments follows:

                           Depreciation and                Capital
  (In thousands)         Amortization Expense            Expenditures
                       ------------------------   -------------------------
                          1995     1994    1993      1995     1994     1993
                       ------- -------- -------   -------  -------  -------
  Technical Services   $ 7,698  $ 7,447 $ 8,422   $12,047  $ 7,314  $ 6,315
  Instruments           11,887   11,621   9,213     4,639    5,398    6,555
  Mechanical Components  5,585    6,091   6,870     6,978    6,197    5,598
  Optoelectronics       13,220   10,690  12,417    35,925   17,748    8,469
  Corporate              1,036      941     920     2,250      620      923
                       -------  ------- -------   -------  -------  -------
                       $39,426  $36,790 $37,842   $61,839  $37,277  $27,860
                       =======  ======= =======   =======  =======  =======

  (In thousands)              Identifiable Assets
                        ----------------------------
                            1995      1994      1993
                        --------  --------  --------
  Technical Services    $113,901  $129,995  $127,917
  Instruments            225,358   220,232   256,117
  Mechanical Components  100,363    93,721    97,317
  Optoelectronics        200,719   193,302   142,630
  Corporate and Other    163,574   155,879   140,906
                        --------  --------  --------
                        $803,915  $793,129  $764,887
                        ========  ========  ========
<F2>
Corporate assets consist primarily of cash and cash equivalents, prepaid pension and taxes, and investments.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Information relating to geographic areas follows:

                                                              Operating Income (Loss)
(In thousands)                       Sales                  From Continuing Operations
                       ----------------------------------  ----------------------------
                            1995         1994        1993      1995      1994      1993
                       ----------  ----------  ----------  --------  --------  --------
  U.S.                 $1,065,424  $1,026,970  $1,049,131  $ 82,256  $ 57,679  $ 96,495
  Germany                  87,690      61,310     134,754     4,508   (43,492)       53
  Other Non-U.S.          266,464     244,276     135,531    25,102     9,748    18,509
  Corporate                   ---         ---         ---   (29,193)  (34,882)  (27,573)
                       ----------  ----------  ----------  --------  --------  --------
                       $1,419,578  $1,332,556  $1,319,416  $ 82,673  $(10,947) $ 87,484
                       ==========  ==========  ==========  ========  ========  ========

(In thousands)              Identifiable Assets
                       ----------------------------
                           1995      1994      1993
                       --------  --------  --------
  U.S.                 $353,130  $341,725  $305,344
  Germany                89,834   100,650   154,361
  Other Non-U.S.        197,377   194,875   164,276
  Corporate and Other   163,574   155,879   140,906
                       --------  --------  --------
                       $803,915  $793,129  $764,887
                       ========  ========  ========
<F1>
Transfers between geographic areas were not material.

ITEM 2.     PROPERTIES

As of March 1, 1996, the Company occupied approximately 4,228,500 square feet of building area, of which approximately 1,611,800 square feet is owned and the balance leased. The Company's headquarters occupies 53,350 square feet of leased space in Wellesley, Massachusetts. The Company's other operations are conducted in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 26 states, Washington, D.C., Puerto Rico, the U.S. Virgin Islands and 26 foreign countries.

Non-U.S. facilities account for approximately 1,189,700 square feet of owned and leased property, or approximately 28% of the Company's total occupied space.

The Company's leases on property are both short-term and long-term. In management's opinion, the Company's properties are well-maintained and are adequate for its present requirements.

At certain government facilities, the Company previously occupied government furnished space. A majority of this space was occupied by the Discontinued Operations and has since been assigned to the new management contractor. Except for operations based on government facilities, substantially all of the machinery and equipment used by the Company in its other activities is owned by the Company and the balance is leased or furnished by contractors or customers.

The following table indicates the approximate square footage of real property owned and leased attributable to each of the Company's industry segments.

                                        Owned       Leased        Total
                                   (Sq. Feet)   (Sq. Feet)   (Sq. Feet)
                                   ----------   ----------   ----------
Continuing Operations
Technical Services                    163,400    1,058,100    1,221,500
Instruments                           551,100      414,500      965,600
Mechanical Components                 556,700      532,800    1,089,500
Optoelectronics                       336,000      549,300      885,300
Corporate Offices                       4,600       62,000       66,600
                                    ---------    ---------    ---------
       Total                        1,611,800    2,616,700    4,228,500
                                    =========    =========    =========

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS

Listed below are the executive officers of the Company as of March 22, 1996.
No family relationship exists between any of the officers.


  Name                   Position                               Age
-------------------------------------------------------------------------------
  John M. Kucharski      Chairman of the Board,                 60
                         President and Chief Executive Officer

  Fred B. Parks          Executive Vice President and           48
                         Chief Operating Officer

  Murray Gross           Vice President,                        59
                         General Counsel and Clerk

  John F. Alexander, II  Vice President, Chief Financial        39
                         Officer and Corporate Controller

  Angelo D. Castellana   Vice President                         54

  Dale L. Fraser         Vice President                         60

  Earl M. Fray           Vice President                         62

  E. Lavonne Lewis       Vice President                         59

  Deborah S. Lorenz      Vice President                         46

  Donald H. Peters       Vice President                         55

  Luciano S. Rossi       Vice President                         50

  Edward H. Snow         Vice President                         59

  C. Michael Williams    Vice President                         59

  Peter H. Zavattaro     Vice President                         58

  Daniel T. Heaney       Treasurer                              42

Mr. Kucharski joined the Company in 1972. He was elected a Vice President in 1979, a Senior Vice President in 1982 and Executive Vice President in 1985. In 1986 he was elected President and Chief Operating Officer, in 1987 Chief Executive Officer and was elected Chairman of the Board of Directors in 1988.

Dr. Parks joined the Company in 1976. He was elected a Vice President in 1988, a Senior Vice President in 1991, and Executive Vice President and Chief Operating Officer in 1995.

Mr. Gross joined the Company in 1971. He was elected Assistant General Counsel and Assistant Clerk in 1978 and Vice President, General Counsel and Clerk in 1990.

Mr. Alexander joined the Company in 1982. He was elected Corporate Controller in 1991, a title he retained when named a Vice President in 1995. He was elected Chief Financial Officer effective in January 1996.

Mr. Castellana joined the Company in 1965. He was elected a Vice President in 1991 and is Group Executive of the Instruments segment.

Mr. Fraser joined the Company in 1961.  He was elected a Vice President in 1990.

Mr. Fray joined the Company in 1977. He was elected a Vice President in 1994 and is General Manager of EG&G Mound.

Ms. Lewis joined the Company in 1970. She was elected Vice President in 1995 and is Director of Human Resources.

Ms. Lorenz joined the Company in 1990. She was elected a Vice President in 1992 and is Director of Investor Relations and Corporate Communications.

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

Mr. Zavattaro joined the Company in 1959. He was elected a Vice President in 1985.

Mr. Heaney joined the Company in 1980.  He was elected Treasurer in 1995.

                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Market Price of Common Stock

                        1994 Quarters
                -----------------------------
                 First  Second  Third  Fourth
                ------  ------ ------  ------
High            $19.00  $16.50 $15.88  $17.00
Low              16.38   14.13  14.63   13.75

                      1995 Quarters
                -----------------------------
                 First  Second  Third  Fourth
                ------  ------ ------  ------
High            $15.50  $18.38 $20.00  $24.50
Low              13.00   15.00  16.38   18.00


Dividends
                         1994 Quarters
                   ----------------------------
                   First  Second  Third  Fourth
                   -----  ------  -----  ------
Cash Dividends
 Per Common Share  $ .14   $ .14  $ .14   $ .14

                         1995 Quarters
                   ----------------------------
                   First  Second  Third  Fourth
                   -----  ------  -----  ------
Cash Dividends
 Per Common Share  $ .14   $ .14  $ .14   $ .14


The Company's common stock is listed and traded on the New York Stock Exchange. The number of holders of record of the Company's common stock as of February 23, 1996, was approximately 13,124.

In October 1995, the Board of Directors of the Company declared a regular quarterly cash dividend of fourteen cents per share of common stock. The quarterly cash dividend was paid on February 9, 1996, to stockholders of record at the close of business on January 19, 1996.

ITEM 6.     SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION
For the Five Years Ended December 31, 1995
(In thousands
where applicable)                             1995         1994          1993          1992          1991
                                        ----------   ----------    ----------    ----------    ----------
Operations:
   Sales                                $1,419,578   $1,332,556    $1,319,416    $1,320,081    $1,258,526
   Operating income (loss) from
     continuing operations                  82,673      (10,947)a      87,484        68,785        85,665
   Income (loss) from
     continuing operations                  54,304      (32,107)       54,622        48,765        51,936
   Income from discontinued operations,
     net of income taxes                    13,736       26,452        24,949        39,014        29,306
   Income (loss) before cumulative effect
     of accounting changes                  68,040       (5,655)       79,571        87,779        81,242
   Net income (loss)                        68,040       (5,655)       59,071c       87,779        81,242
   Earnings (loss) per share:
    Continuing operations                     1.05         (.58)          .97           .87           .93
    Discontinued operations                    .27          .48           .44           .69           .52
    Income (loss) before cumulative effect
      of accounting changes                   1.32         (.10)         1.41          1.56          1.45
    Net income (loss)                         1.32         (.10)         1.05c         1.56          1.45
   Return on equity                          16.8%        (1.2)%b       12.4%d        19.6%         20.6%
   Weighted average common
     shares outstanding                     51,483        55,271       56,504        56,385        55,901

Financial Position:
   Working capital                       $ 218,235     $ 199,656   $  227,935    $  247,518    $  214,495
   Current ratio                            1.87:1        1.71:1       1.98:1        2.07:1        1.90:1
   Total assets                            803,915       793,129      764,887       746,577       694,024
   Short-term debt                           5,275        59,988       43,589        40,267        57,337
   Long-term debt                          115,222           812        1,450         1,956         2,298
   Long-term liabilities                    71,296        65,129       52,727        38,871        33,479
   Stockholders' equity                    366,946       445,366      477,534       473,636       420,711
   -Per share                                 7.71          8.08         8.51          8.34          7.45
   Total debt/total capital                    25%           12%           9%            8%           12%
   Common shares outstanding                47,610        55,124       56,131        56,812        56,495

Other Data:
   Cash flows from continuing
     operations                          $ 123,831    $   70,341  $    76,217    $   94,554    $   77,720
   Cash flows from discontinued
     operations                             26,334        25,542       35,920        33,253        26,709
   Cash flows from operating
     activities                            150,165        95,883      112,137       127,807       104,429
   Capital expenditures                     61,839        37,277       27,860        22,446        26,617
   Depreciation and amortization            39,426        36,790       37,842        36,292        33,726
   Cash dividends per common share             .56           .56          .52           .49           .42
<F1>
a) Included a goodwill write-down of $40.3 million and restructuring charges of $30.4 million.
b) Return on equity before effect of nonrecurring items described in a) was 11.8%.
c) Included one-time after-tax charges of $20.5 million, or $.36 per share, due to adoption of
   SFAS Nos. 106 and 109.
d) Return on equity before cumulative effect of accounting changes was 16.4%.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL
           CONDITION

OVERVIEW

In 1994, the Company initiated a series of significant actions to reposition its businesses for future success. These initiatives included withdrawal from the Department of Energy (DOE) Support business, restructuring the cost model of continuing operations, improved utilization of working capital, liquidation of non-strategic investments and assets, replacing a portion of equity capital with long-term debt, adoption of Economic Value Added (EVA) as the basis of measurement and incentive compensation systems and increased investment in internal development programs. Substantial progress was made in each of these areas in 1995 and is detailed later in this report. These programs have resulted in significant changes in financial results in 1995 and are expected to continue to do so in the future.

Sales increased $87 million in 1995 to $1.4 billion, and operating income increased by 38% over 1994 before nonrecurring charges. Total annualized cost savings under the 1994 restructuring plan are expected to reach $28 million in 1996. Key measures of effectiveness of working capital management, Days Sales Outstanding and Inventory Turns, improved by 10% and 18%, respectively, in 1995. Research and development and capital expenditures increased by 10% and 66%, respectively.


FACTORS AFFECTING FUTURE OPERATING RESULTS

Future trends in revenues and operating income will be dependent on both external factors and on the success of the various programs described above. In Technical Services, future performance will continue to be impacted by increased competition, continued funding pressures and changing customer requirements. Future performance in our products segments will be highly dependent on the technological success and market acceptance of our new program initiatives including the amorphous silicon and micromachined sensor projects. Continued success in improving operational efficiency will be required to offset increasing price pressure in most of the Company's product offerings.


RESULTS OF OPERATIONS
The discussion that follows is a summary analysis of the major changes by industry segment.


1995 Compared to 1994

Sales
Sales from continuing operations of $1,420 million for 1995 were $87 million, or 7%, higher than 1994 sales.

Technical Services: The $3.8 million increase was the net result of billings under two contracts for communication systems development and water flow control offset by decreases resulting from continuing reductions in government funding and the phase-down of the Superconducting Super Collider Laboratory contract. In addition, demand for stationary automotive testing services was lower in 1995. The government services businesses are subject to a highly competitive procurement environment, continuing changes in federal budget priorities and rapidly changing customer requirements.
While the impact of these uncertainties on future results cannot be determined, the Company continues to see new opportunities for these businesses.

Instruments: The $20.4 million increase resulted primarily from higher demand for diagnostic and security products and the effect of changes in foreign exchange rates, partially offset by an $11 million decrease due to the divestiture of three product lines under the restructuring plan.

Mechanical Components: The $16.8 million increase was due to improving market conditions, primarily for industrial process sealing and aerospace products.

Optoelectronics: Sales increased $46 million, or 22%, primarily due to $28 million of higher sales of IC Sensors, acquired at the end of the third quarter of 1994, and higher shipments of flash products.

Operating Income (Loss) From Continuing Operations
Excluding the 1994 nonrecurring charges, operating income from continuing operations increased $22.9 million, or 38%, in 1995. The 1994 operating loss included nonrecurring charges of $40.3 million for a goodwill write-down and $30.4 million for restructuring charges.

Technical Services: Income was flat, excluding the 1994 restructuring charges of $1.6 million, as the income earned on the two contracts described previously, and an unfavorable contract adjustment and early retirement costs recorded in
1994 were offset by several decreases.   These decreases included costs
incurred in excess of contract coverage, an estimated provision for a legal judgment, start-up costs for the environmental services and systems business and the effect of lower sales levels in certain government services and the automotive testing markets.

Instruments: The increase of $11.1 million, excluding the 1994 nonrecurring charges of $55.7 million, resulted from cost reductions of $6.9 million from the 1994 restructuring plan, margin on higher sales and the 1994 expense related to the close-down of a research and development project. The increases were partially offset by the unfavorable impact on export shipment margins caused by the strengthening of the Finnish markka against other major currencies, the expenses associated with the expansion of the food-monitoring business and a provision for additional cost reductions.

Mechanical Components: The $5.8 million increase, excluding the 1994 restructuring charges of $2.7 million, resulted primarily from margin on higher sales and $1.5 million of cost reductions. The 1994 results included a provision for environmental remediation costs of $1.3 million and start-up costs for the transportation element of the electromechanical business.

Optoelectronics: Excluding the 1994 nonrecurring charges of $9.7 million, the $1 million net increase resulted from margin on higher sales and $2.6 million of cost reductions. The increases were partially offset by lower margins due to competitive pricing pressures and higher production costs in one product line and completion of certain government contracts in 1994. The Company significantly increased research and development expenses and capital expenditures in 1995 to support the amorphous silicon and micromachined sensor programs. The Company anticipates continued increases in research and development expenses and capital expenditures to support product development initiatives in this segment.

General Corporate Expenses: The $4.6 million decrease, excluding the 1994 restructuring charges of $1 million, resulted from $3.8 million of cost reductions in 1995, and $1 million of separation costs and $1 million of costs associated with the restructuring plan recorded in 1994. These decreases in expenses were partially offset by management incentive accruals.

Other: The $9.6 million increase in other income was due to gains on sales of investments and operating assets, higher income generated by joint ventures and lower investment write-downs. Partially offsetting these factors were higher interest expense and foreign exchange losses.

Under the 1994 restructuring plan, the net work force reduction in 1995 was 500, bringing the total reductions to 700 positions since the inception of the plan. The actions taken under the restructuring plan resulted in pre-tax savings of $15 million during 1995. Total annualized cost savings under the plan are expected to reach $28 million in 1996. The annualized savings expected for each segment in 1996 are as follows:
Instruments--$12 million, Mechanical Components--$2 million, Optoelectronics--$7 million and General Corporate Expenses--$7 million. The restructuring plan was substantially completed at the end of 1995.

The effective tax rate for continuing operations was 36.9% in 1995. The effective tax rate of 87.5% in 1994 was higher than normal as a result of the impact of the goodwill write-down and the restructuring charges.

In 1995, the Company decreased its discount rates for employee benefit plans as a result of the decrease in long-term interest rates. The rates for compensation increases and long-term return on assets were also reduced.
The net result of these changes will not materially affect the Company's future results of operations.

Depreciation Change: The Company changed its method of depreciation for certain classes of plant and equipment purchased after January 1, 1995 from an accelerated method to the straight-line method for financial reporting purposes. The Company believes that the straight-line method more appropriately reflects the timing of the economic benefits to be received from these assets, consisting mainly of manufacturing equipment. The
Company also changed its convention for calculating depreciation expense during the year that an asset is acquired. Previously, the Company used the half-year convention; starting in 1995, the Company commences depreciation in the month the asset is placed in service. In 1995, the effect of applying these new methods was to reduce depreciation expense by $4.3 million, and to increase income from continuing operations and net income by $2.7 million and net income per share by $.05. The reductions in depreciation expense represent the differences in current year depreciation expense between the old and new methods. Most of this difference occurred in the Optoelectronics segment. Depreciation and amortization was higher in 1995 than in 1994 because the effect of the changes in methods was exceeded by the effect of higher capital expenditures and inclusion of IC Sensors' depreciation for a full year.

Discontinued Operations: Income from discontinued operations, net of income taxes, was $12.7 million lower in 1995. The decrease reflected the expiration of the Idaho National Engineering Laboratory (INEL) contract in September 1994 and the Rocky Flats contract in June 1995. Future sales and income from discontinued operations will continue to decrease because the Nevada Test Site contracts expired on December 31, 1995 and the Mound contract expires on September 30, 1996. Sales and income from the Mound contract are dependent upon the work scope and fee pools that are negotiated annually, and the expiration date may be modified by the DOE in accordance with contract terms. The Mound contract contributed $136 million of sales and $5.5 million of operating income to discontinued operations in 1995 and is the Company's one remaining DOE management and operations contract.

Environmental: The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. As of December 31, 1995, the Company had an accrual of $3.8 million to reflect its estimated liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available.
There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.


1994 COMPARED TO 1993

During the third quarter of 1994, three significant events occurred that had a material effect on both the current financial results and the expected future performance of the Company. First, the Company decided not to seek renewal
of its four DOE management and operations contracts.   Second, management
completed its review of the remaining operating segments' performance and developed a plan to reposition these businesses to attain the Company's business goals. The plan resulted in restructuring charges of $30.4 million. Finally, the decline in the financial results of certain operating elements within the Instruments segment, together with a strategic and operational review of these operations, resulted in an evaluation of the related goodwill for possible impairment. This evaluation resulted in a $39.2 million write-down of goodwill and a reduction in the estimated remaining useful life of unamortized goodwill from 36 years to 16 years. The Company also wrote off $1.1 million of a small Optoelectronics unit's goodwill. Additional information related to these events is discussed below and in Notes 5, 8 and 10 to the consolidated financial statements.

Sales
Sales from continuing operations for 1994 were $1,333 million, $13 million higher than 1993 sales.

Technical Services: The $22 million decline resulted primarily from the $32 million reduction in program expenditures under the new base operations contract with the National Aeronautics and Space Administration (NASA) at the Kennedy Space Center (KSC). In addition, automotive testing sales declined $8 million to more normal levels following increases in 1993 caused by the introduction of new testing protocols. Partially offsetting these decreases were increased billings of $21 million from the chemical weapons disposal contract as it moves into its testing phase.

Instruments: The $36 million increase resulted primarily from $31 million of sales of Wallac, acquired late in the second quarter of 1993, and a $12 million increase in airport security product sales. These increases were partially offset by a $4 million sales decrease in other businesses. These businesses are being sold under the restructuring plan and contributed sales of $16 million in 1994.

Mechanical Components: The $12 million decrease was primarily due to the absence of sales of an operation divested late in 1993.

Optoelectronics: The $12 million increase was due primarily to higher shipments of flash products of $20 million, and $5 million of sales of IC Sensors, acquired at the end of the third quarter of 1994. Partially offsetting the increases were the absence of $5 million of sales from an operation divested late in 1993 and a $4 million decrease in sales on a government contract that ended in September 1994.

Operating Income (Loss) From Continuing Operations
The operating loss from continuing operations in 1994 was $10.9 million compared to income of $87.5 million in 1993. The loss from continuing operations included the $40.3 million write-down of goodwill and restructuring charges of $30.4 million resulting from management's restructuring plan. The Wallac and IC Sensors acquisitions were the main contributors to the $3.9 million increase in research and development expenses. The $13.4 million increase in selling, general and administrative expenses resulted mainly from Wallac and increased Corporate expenses, offset by cost reductions in the Instruments segment and the absence of expenses of operations divested in 1993.

Restructuring Charges: During the third quarter of 1994, management completed its review of the operating segments and developed a plan to reposition these businesses to attain the Company's business goals. The plan resulted in pre-tax restructuring charges of $30.4 million. The principal actions in the restructuring plan included reduction of excess manufacturing capacity, changes in distribution channels, consolidation and re-engineering of support infrastructure, disposal of under-utilized assets, withdrawal from certain unprofitable product lines, disposal of excess property and general cost reductions. The restructuring plan will result in the termination of the jobs of approximately 1,000 non-DOE employees; the net work force reduction will be approximately 800 non-DOE employees. The major components of the restructuring charges were $21 million of employee separation costs, $4.9 million of noncash charges to dispose of certain product lines and assets through sale or abandonment and $4.5 million of charges to terminate lease and other contractual obligations no longer required as a result of the restructuring plan. The charges do not include additional costs associated with the restructuring plan, such as voluntary early retirement programs, training, consulting, purchases of equipment and relocation of employees and equipment. These costs were charged to operations or capitalized, as appropriate, when incurred. The implementation of this plan commenced during the second half of 1994 and was substantially completed at the end of 1995.

Technical Services: The $22.7 million decrease resulted primarily from reductions in the automotive testing business from the $4.7 million impact of lower sales and, to a lesser extent, from increased costs. A reduction at the KSC of $5.1 million was due to the lower fee on the new base operations contract. In addition, a $3.3 million decrease resulted from unfavorable 1994 contract adjustments compared to favorable 1993 contract settlements. Restructuring charges of $1.6 million and early retirement costs also contributed to the decrease. The restructuring plan is not expected to have a significant, direct impact on future results in this segment since cost reductions primarily relate to operations with cost reimbursable contracts. However, the Company does expect to be more competitive in bidding for future procurements as a result of cost reductions.

Instruments: The Instruments loss of $49.6 million resulted primarily from a goodwill write-down of $39.2 million related to the Berthold business acquired in 1989, and restructuring charges of $16.5 million. The remainder of the decrease resulted from costs associated with delays in the introduction of new diagnostic products, the impact that the strengthening of the Finnish markka had on Wallac's results, higher royalty expense and expenses related to the close-down of a research and development project. Partially offsetting these decreases were $2.5 million of cost reductions in the nuclear business.

Mechanical Components: The decrease of $5.6 million resulted from $2.7 million of restructuring charges, a provision for environmental remediation costs of $1.3 million and increased start-up costs for the transportation element of the electromechanical business.

Optoelectronics: Profits resulting from higher flash product shipments and the continued benefit of cost reductions implemented in 1993 were offset by $8.6 million of restructuring charges and, to a lesser extent, the impact of lower sales on a government contract. In addition, the results reflected a $1.1 million write-off of a small unit's goodwill.

General Corporate Expenses: The increase was due to $1 million of restructuring charges, $1 million of consulting costs that were associated with the restructuring plan, $1 million of separation costs incurred during the first six months of the year plus general cost increases.

Other: The net change in other income (expense) was due to the write-down of certain investments by $4.5 million to their estimated realizable value due to deterioration in the company/partnership's financial condition and the decision to liquidate the Company's position in investments no longer consistent with its strategic direction.

The 1994 tax provision and effective rate for continuing operations were significantly impacted by the goodwill write-down and the restructuring charges. The Company did not record any tax benefit from the goodwill write-down and approximately $11 million of the restructuring charges because these charges, while tax deductible, were incurred in tax jurisdictions where the Company had existing operating loss carryforwards.

Discontinued Operations: During 1994, the Company announced a plan to exit the DOE business and decided not to seek renewal of its four DOE management and operations contracts although it intends to continue to meet its obligations under the terms and conditions of the present contracts. The Company will not compete for management and operations contracts at other
DOE facilities.  Accordingly, the Company is reporting the former
DOE Support segment as discontinued operations for all periods presented in the
consolidated financial statements.   The Company's contract to manage the INEL
expired September 30, 1994 and contributed $240 million of sales and $7.3 million of operating income to discontinued operations in 1994.

Income from discontinued operations, net of income taxes, was $1.5 million above the 1993 level. The increase resulted from a cost/productivity improvement fee of $7.3 million earned at Rocky Flats offset partially by the fee reduction reflecting the expiration of the INEL contract in September 1994.


FINANCIAL CONDITION

The Company's cash and cash equivalents increased $9.8 million in 1995 while commercial paper borrowings were eliminated and long-term debt proceeds were $115 million. Net cash provided by operating activities was $150.2 million in 1995, $95.9 million in 1994 and $112.1 million in 1993. The net cash provided by continuing operations was higher in 1995 compared to 1994 as a result of increased earnings and a $29.6 million reduction in accounts receivable and inventories, despite higher sales, resulting from the Company's aggressive operating capital reduction program. The decrease in 1994's net cash provided when compared to 1993 resulted from lower earnings, partially offset by a net reduction in working capital. The net cash provided by operating activities was used principally for stock repurchases, capital expenditures, cash dividends and, in 1994 and 1993, for acquisitions. Proceeds from issuing common stock in 1993 were due to an employee stock purchase plan which was terminated in that year.

Cash outlays in 1995 under the 1994 restructuring plan were $17.5 million, mainly for employee termination costs, bringing the total spent under the plan to $21.5 million. Future cash outlays of $3.7 million primarily represent payments for lease commitments and employee termination benefits being paid over time. Proceeds from dispositions of non-strategic assets generated cash in excess of $20 million in 1995.

Discontinued operations generated cash of $26.3 million in 1995. Future cash flows from discontinued operations will decrease due to the expiration of all but the Mound contract by the end of 1995.

Capital expenditures were $61.8 million in 1995, an increase of $24.6 million over the 1994 level, and are expected to exceed the 1995 level by 40% to 50% in 1996. These increases support new product development initiatives primarily in the Optoelectronics segment, including the amorphous silicon and micromachined sensor programs.

In 1995, the Company issued $115 million of unsecured ten-year notes, of a total $150 million authorized, at an interest rate of 6.8%. The unissued notes of $35 million are covered by a shelf registration. The proceeds were used to pay off commercial paper borrowings that were used mainly to finance repurchases of the Company's common stock. The Company has two revolving credit agreements totaling $250 million. These agreements consist of a $175 million, 364-day facility, which expires in March 1996, and a $75 million, three-year facility, which expires in March 1998. The Company did not draw down either of these credit facilities during 1995, and is in the process of negotiating an extension of these agreements.

During 1995, the Company purchased 7.7 million shares of its common stock through periodic purchases on the open market at a cost of $135.1 million. As of December 31, 1995, the Company had authorization to purchase 5.6 million additional shares.

The Company has limited involvement with derivative financial instruments and uses them only to protect an underlying exposure. The Company uses forward exchange contracts and options to hedge certain foreign commitments and transactions denominated in foreign currencies. The notional amount of outstanding forward exchange contracts was $57.4 million as of December
31, 1995. The average term is three months, corresponding with expected collections or payments. On forward contracts, there are no cash requirements until maturity. Credit risk is minimal because the contracts are with very large banks; any market risk is offset by the exposure on the underlying hedged items. Gains and losses on forward contracts are offset against foreign exchange gains and losses on the underlying hedged items and, in some cases, are deferred until underlying exposures are recognized if there is a firm commitment.


DIVIDENDS

In January 1996, the Board of Directors declared a regular quarterly cash dividend of 14 cents per share, resulting in an annual rate of 56 cents per share for 1996. EG&G has paid cash dividends, without interruption, for 31 years and continues to retain what management believes to be sufficient earnings to support the funding requirements of its planned growth.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEET
As of December 31, 1995 and January 1, 1995

(Dollars in thousands except per share data)           1995      1994
Current Assets:                                   --------- ---------
   Cash and cash equivalents                      $  76,204 $  66,424
   Accounts receivable (Note 3)                     211,903   226,268
   Inventories (Note 4)                             114,199   123,299
   Other (Notes 7 and 13)                            66,380    56,635
   Net assets of discontinued operations (Note 5)       ---     8,852
                                                  --------- ---------
Total Current Assets                                468,686   481,478
                                                  --------- ---------
Property, Plant and Equipment:
   At cost (Note 6)                                 417,566   364,801
   Accumulated depreciation and amortization       (270,026) (243,139)
                                                  --------- ---------
Net Property, Plant and Equipment                   147,540   121,662
                                                  --------- ---------
Investments (Note 7)                                 16,072    16,515
Intangible Assets (Note 8)                          123,421   127,312
Other Assets (Notes 12 and 13)                       48,196    46,162
                                                  --------- ---------
Total Assets                                      $ 803,915 $ 793,129
                                                  ========= =========
Current Liabilities:
   Short-term debt (Note 9)                       $   5,275 $  59,988
   Accounts payable                                  72,759    66,132
   Accrued restructuring costs (Note 10)              3,748    21,532
   Accrued expenses (Note 11)                       164,923   134,170
   Net liabilities of discontinued
     operations (Note 5)                              3,746       ---
                                                  --------- ---------
Total Current Liabilities                           250,451   281,822
                                                  --------- ---------
Long-Term Debt (Note 9)                             115,222       812
Long-Term Liabilities (Notes 12 and 13)              71,296    65,129
Contingencies (Note 14)
Stockholders' Equity (Note 16):
   Preferred stock   $1 par value, authorized
     1,000,000 shares; none outstanding                 ---       ---
   Common stock   $1 par value, authorized
     100,000,000 shares; issued 60,102,000 shares    60,102    60,102
   Retained earnings                                498,181   459,738
   Cumulative translation adjustments                28,679    10,785
   Net unrealized gain on marketable
     investments (Note 7)                               244     3,337
   Cost of shares held in treasury;
     12,492,000 shares in 1995 and
     4,978,000 shares in 1994                      (220,260)  (88,596)
                                                  --------- ---------
Total Stockholders' Equity                          366,946   445,366
                                                  --------- ---------
Total Liabilities and Stockholders' Equity        $ 803,915 $ 793,129
                                                  ========= =========
<F1>
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Years Ended December 31, 1995
(Dollars in thousands except per share data)         1995         1994         1993
                                               ----------   ----------   ----------
Sales:
   Products                                    $  802,187   $  750,649   $  725,627
   Services                                       617,391      581,907      593,789
                                               ----------   ----------   ----------
Total Sales                                     1,419,578    1,332,556    1,319,416
                                               ----------   ----------   ----------

Costs and Expenses (Note 12):
   Cost of sales:
      Products                                    512,970      486,564      472,262
      Services                                    539,076      508,045      498,791
                                               ----------   ----------   ----------
   Total cost of sales                          1,052,046      994,609      971,053
   Research and development expenses               42,379       38,585       34,664
   Selling, general and administrative expenses   242,480      239,609      226,215
   Goodwill write-down (Note 8)                       ---       40,300          ---
   Restructuring charges (Note 10)                    ---       30,400          ---
                                               ----------   ----------   ----------
Total Costs and Expenses                        1,336,905    1,343,503    1,231,932
                                               ----------   ----------   ----------
Operating Income (Loss) From
   Continuing Operations                           82,673      (10,947)      87,484

Other Income (Expense), Net (Note 19)               3,386       (6,176)       1,008
                                               ----------   ----------   ----------
Income (Loss) From Continuing Operations
   Before Income Taxes                             86,059      (17,123)      88,492
Provision for Income Taxes (Note 13)               31,755       14,984       33,870
                                               ----------   ----------   ----------
Income (Loss) From Continuing Operations           54,304      (32,107)      54,622
Income From Discontinued Operations,
   Net of Income Taxes (Note 5)                    13,736       26,452       24,949
                                               ----------   ----------   ----------
Income (Loss) Before Cumulative Effect
   of Accounting Changes                           68,040       (5,655)      79,571
Cumulative Effect of Accounting Changes:
   Income taxes (Note 13)                             ---          ---       (7,300)
   Postretirement benefits other than
     pensions (Note 12)                               ---          ---      (13,200)
                                               ----------   ----------   ----------
Net Income (Loss)                              $   68,040   $   (5,655)  $   59,071
                                               ==========   ==========   ==========
Earnings (Loss) Per Share (Note 20):
Continuing Operations                          $     1.05   $     (.58)  $      .97
Discontinued Operations                               .27          .48          .44
                                               ----------   ----------   ----------
Income (Loss) Before Cumulative Effect
   of Accounting Changes                             1.32         (.10)        1.41
Cumulative Effect of Accounting Changes:
   Income taxes                                       ---          ---         (.13)
   Postretirement benefits other than pensions        ---          ---         (.23)
                                               ----------   ----------   ----------
Net Income (Loss)                              $     1.32   $     (.10)  $     1.05
                                               ==========   ==========   ==========
<F1>
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Three Years Ended December 31, 1995
                                                                                     Net
                                                                              Unrealized                   Total
                                                                Cumulative       Gain on       Cost of    Stock-
                                             Common  Retained   Translation   Marketable   Shared Held  holders'
(Dollars in thousands except per share data)  Stock  Earnings   Adjustments  Investments   in
Treasury    Equity
                                            -------  --------   -----------  -----------   -----------  --------
Balance, January 3, 1993                    $60,102  $473,262   $(1,323)     $    ---      $ (58,405)
$473,636

Net income                                      ---    59,071       ---           ---            ---      59,071
Cash dividends ($.52 per share)                 ---   (29,358)      ---           ---            ---     (29,358)
Exercise of employee stock options
  and related income tax benefits               ---      (298)      ---           ---          7,356       7,058
Translation adjustments                         ---       ---    (6,964)          ---            ---      (6,964)
Issuance of common stock for employee
  benefit plans                                 ---    (6,614)      ---           ---         25,724      19,110
Purchase of common stock for treasury           ---       ---       ---           ---        (45,019)    (45,019)
                                            -------  --------   -------      --------      ---------    --------
Balance, January 2, 1994                     60,102   496,063    (8,287)          ---        (70,344)
477,534

Net loss                                        ---    (5,655)      ---           ---            ---      (5,655)
Cash dividends ($.56 per share)                 ---   (31,012)      ---           ---            ---     (31,012)
Exercise of employee stock options
  and related income tax benefits               ---       342       ---           ---            887       1,229
Translation adjustments                         ---       ---    19,072           ---            ---      19,072
Purchase of common stock for treasury           ---       ---       ---           ---        (19,139)    (19,139)
Unrealized gain on marketable investments       ---       ---       ---         3,337            ---       3,337
                                            -------  --------   -------      --------      ---------    --------
Balance, January 1, 1995                     60,102   459,738    10,785        3,337         (88,596)
445,366

Net income                                      ---    68,040       ---          ---             ---      68,040
Cash dividends ($.56 per share)                 ---   (29,293)      ---          ---             ---     (29,293)
Exercise of employee stock options
  and related income tax benefits               ---       246       ---          ---           3,415       3,661
Translation adjustments                         ---       ---    17,894          ---             ---      17,894
Purchase of common stock for treasury           ---       ---       ---          ---        (135,079)   (135,079)
Change in net unrealized gain on
  marketable investments                        ---       ---       ---       (3,093)            ---      (3,093)
Redemption of shareholder rights                ---      (550)      ---          ---             ---        (550)
                                            -------  --------   -------      --------      ---------    --------
Balance, December 31, 1995                  $60,102  $498,181   $28,679      $    244      $(220,260)
$366,946
                                            =======  ========   =======      ========      =========
========
<F1>
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Years Ended December 31, 1995
(Dollars in thousands)                                     1995        1994         1993
                                                     ----------   ---------    ---------
Cash Flows Provided by Operating Activities:
   Net income (loss)                                 $   68,040   $  (5,655)   $  59,071
   Deduct net income from discontinued operations       (13,736)    (26,452)     (24,949)
   Add cumulative effect of accounting changes              ---         ---       20,500
                                                     ----------   ---------    ---------
   Income (loss) from continuing operations              54,304     (32,107)      54,622
   Adjustments to reconcile income (loss) from
     continuing operations to net cash provided
     by continuing operations:
      Goodwill write-down                                   ---      40,300          ---
      Noncash portion of restructuring charges              ---       4,902          ---
      Depreciation and amortization                      39,426      36,790       37,842
      Losses (gains) on dispositions and
        investments, net                                 (5,442)      5,322       (3,176)
      Changes in assets and liabilities, net of
        effects from companies purchased and divested:
          Decrease in accounts receivable                17,535       6,284       20,054
          Decrease (increase) in inventories             12,106       1,643       (1,971)
          Increase (decrease) in accounts payable         6,087       2,124      (12,146)
          Increase (decrease) in accrued
            restructuring costs                         (17,522)     21,532          ---
          Increase (decrease) in accrued expenses        27,609       2,904       (5,410)
          Change in prepaid and deferred taxes           (3,712)     (5,163)      (3,514)
          Change in prepaid expenses and other           (6,560)    (14,190)     (10,084)
                                                     ----------   ---------    ---------
Net Cash Provided by Continuing Operations              123,831      70,341       76,217
Net Cash Provided by Discontinued Operations             26,334      25,542       35,920
                                                     ----------   ---------    ---------
Net Cash Provided by Operating Activities               150,165      95,883      112,137
                                                     ----------   ---------    ---------
Cash Flows Used in Investing Activities:
   Capital expenditures                                 (61,839)    (37,277)     (27,860)
   Proceeds from dispositions of businesses and
     sales of property, plant and equipment              15,238       2,872        9,503
   Cost of acquisitions, net of cash and cash
     equivalents acquired                                   ---     (32,841)     (32,186)
   Proceeds from sales of investment securities          10,584       5,092        7,813
   Other                                                 (2,754)     (2,730)      (2,503)
                                                     ----------   ---------    ---------
Net Cash Used in Investing Activities                   (38,771)    (64,884)     (45,233)
                                                     ----------   ---------    ---------
Cash Flows Used in Financing Activities:
   Increase (decrease) in commercial paper              (49,814)     14,873        2,977
   Other debt payments                                   (5,607)     (3,939)     (17,752)
   Proceeds from issuance of long-term debt             115,000         ---
   Proceeds from issuance of common stock                 3,661       1,229       26,168
   Purchases of common stock                           (135,079)    (19,139)     (45,019)
   Cash dividends                                       (29,293)    (31,012)     (29,358)
   Other                                                 (1,763)        ---          ---
                                                     ----------   ---------    ---------
Net Cash Used in Financing Activities                  (102,895)    (37,988)     (62,984)
                                                     ----------   ---------    ---------
Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                               1,281       1,228       (1,487)
                                                     ----------   ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents      9,780      (5,761)       2,433

Cash and Cash Equivalents at Beginning of Year           66,424      72,185       69,752
                                                     ----------   ---------    ---------
Cash and Cash Equivalents at End of Year             $   76,204   $  66,424    $  72,185
                                                     ==========   =========    =========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
      Interest                                       $    7,271   $   5,063    $   6,819
      Income taxes                                       23,380      41,353       41,256

<F1>
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of EG&G, Inc. and its subsidiaries (the Company). All material intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform prior years' data to the current format.

Sales: Sales under cost-reimbursement contracts are recorded as costs are i ncurred and include applicable income in the proportion that costs incurred bear to total estimated costs. Other product and service sales are recorded at the time of shipment for products and at the end of a contract phase for service contracts. If a loss is anticipated on any contract, provision for the entire loss is made immediately.

Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The majority of inventories is accounted for using the first-in, first-out method. All other inventories are accounted for using the last-in, first-out (LIFO) method.

Property, Plant and Equipment: The Company depreciates plant and equipment over their estimated useful lives using accelerated methods for income tax
purposes.   The Company changed its method of depreciation for certain classes of plant and equipment purchased after January 1, 1995 from an accelerated method to the straight-line method for financial statement purposes. The Company believes that the straight-line method more appropriately reflects the timing of the economic benefits to be received from these assets, consisting mainly of manufacturing equipment, during their estimated useful lives. The Company also changed its convention for calculating depreciation expense during the year that an asset is acquired. Previously, the Company used the half-year convention; starting in 1995, the Company commences depreciation in the month the asset is placed in service. In 1995, the effect of applying these new methods was to reduce depreciation expense by
$4.3 million, and to increase income from continuing operations and net income by $2.7 million and net income per share by $.05.  The reductions in depreciation expense represent the differences in current year
depreciation expense between the old and new methods.   Most of this difference
occurred in the Optoelectronics segment. Depreciation and amortization was higher in 1995 than in 1994 because the effect of the changes in methods was exceeded by the effect of higher capital expenditures and inclusion of IC Sensors' depreciation for a full year. For financial statement purposes, the estimated useful lives generally fall within the following ranges:
buildings and special-purpose structures   10 to 25 years; leasehold
improvements   estimated useful life or remaining term of lease, whichever is shorter; machinery and equipment 3 to 7 years; special-purpose equipment expensed or depreciated over the life of the initial related contract. Nonrecurring tooling costs are capitalized, while recurring costs are expensed.

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

Intangible Assets: Intangible assets result from acquisitions accounted for using the purchase method of accounting and include the excess of cost over the fair market value of the net assets of the acquired businesses. Substantially all of these intangible assets are being amortized over periods of up to 20 years. Subsequent to the acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's discounted future cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. See Note 8 for discussion of the goodwill write-down occurring in 1994.

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which, effective January 1, 1996, requires the determination of whether an impairment has occurred to be based on undiscounted cash flows. If it is determined that an impairment has occurred, the impaired asset must be written down
to fair value.   The Company does not expect the adoption of SFAS No. 121 to have a material impact on its financial statements.

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

2. Acquisitions

In September 1994, the Company acquired IC Sensors, a leading supplier of micromachined sensing and control components used in the automotive, medical, industrial and consumer product markets, for cash of $30 million. The excess of the cost over the fair market value of the net assets acquired was $21 million, which is being amortized over 15 years using a straight-line method. In September 1994, the Company also acquired NoVOCs, Inc., which offers a process for restoring groundwater contaminated by gasoline and other volatile organic compounds, for cash of $3.3 million and contingent payments based on future sales. These acquisitions were accounted for using the purchase method, and their results of operations were included in the consolidated results of the Company from the date of acquisition. The effect of these acquisitions was not material to the consolidated results of operations.

3. Accounts Receivable

Accounts receivable as of December 31, 1995 and January 1, 1995 included unbilled receivables of $44 million and $57 million, respectively, which were due primarily from U.S. Government agencies. Accounts receivable were net of reserves for doubtful accounts of $4.4 million and $5.8 million as of December 31, 1995 and January 1, 1995, respectively.

4. Inventories

Inventories as of December 31, 1995 and January 1, 1995 consisted of the following:

  (In thousands)                                 1995       1994
                                             --------   --------
  Finished goods                             $ 28,540   $ 35,304
  Work in process                              28,613     28,551
  Raw materials                                57,046     59,444
                                             --------   --------
                                             $114,199   $123,299
                                             ========   ========

The portion of inventories accounted for using the LIFO method of determining inventory costs in 1995 and 1994 approximated 23% and 25%, respectively, of total inventories. The excess of current cost of inventories over the LIFO value was approximately $9 million at December 31, 1995 and $10 million at January 1, 1995.

5. Discontinued Operations

The former DOE Support segment, which has provided services under management and operations contracts, is presented as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30.

The EG&G Rocky Flats, Inc. contract terminated in June 1995. The Reynolds Electrical and Engineering Co., Inc. and the EG&G Energy Measurements, Inc. contracts expired on December 31, 1995. The EG&G Mound Applied
Technologies, Inc. contract, the Company's remaining management and operations contract with the DOE, expires on September 30, 1996. The work scope and fee pools are negotiated annually, and the expiration date may be modified by the DOE in accordance with contract terms.

Summary operating results of the discontinued operations were as follows:

  (In thousands)                        1995         1994         1993
                                    --------   ----------   ----------
  Sales                             $659,852   $1,300,064   $1,378,532
  Costs and expenses                 638,719    1,259,369    1,340,149
                                    --------   ----------   ----------
  Income from discontinued
    operations before income taxes    21,133       40,695       38,383
  Provision for income taxes           7,397       14,243       13,434
                                    --------   ----------   ----------
  Income from discontinued
   operations, net of income taxes  $ 13,736   $   26,452   $   24,949
                                    ========   ==========   ==========

Given the nature of the government contracts, the Company does not anticipate incurring any material loss on the ultimate completion of the contracts.

Net assets (liabilities) of discontinued operations as of December 31, 1995 and January 1, 1995 consisted of the following:

  (In thousands)                                 1995     1994
                                             --------  -------
  Accounts receivable, primarily unbilled    $  7,575  $15,717
  Operating current liabilities               (11,439)  (6,934)
  Other                                           118       69
                                             --------  -------
                                             $ (3,746) $ 8,852
                                             ========  =======
6. Property, Plant and Equipment, at Cost

Property, plant and equipment as of December 31, 1995 and January 1, 1995 consisted of the following:

  (In thousands)                                 1995      1994
                                             --------  --------
  Land                                       $ 12,003  $ 15,877
  Buildings and leasehold improvements        108,254    95,938
  Machinery and equipment                     297,309   252,986
                                             --------  --------
                                             $417,566  $364,801
                                             ========  ========
7. Investments

Investments as of December 31, 1995 and January 1, 1995 consisted of the following:

  (In thousands)                                1995      1994
                                             -------   -------
  Marketable investments (Note 12)           $ 9,547   $14,187
  Other investments                            1,396     6,330
  Joint venture investments                    7,349     5,314
                                             -------   -------
                                              18,292    25,831
                                             -------   -------
  Less investments classified as other
    current assets                            (2,220)   (9,316)
                                             -------   -------
                                             $16,072   $16,515
                                             =======   =======

Marketable investments consisted of common stocks and trust assets which were primarily invested in money market funds, fixed income securities and common stocks to meet the supplemental executive retirement plan obligation. SFAS No. 115 require sthat available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a
separate component of stockholders' equity until realized.   The net
unrealized holding gain, net of deferred income taxes, reported as a separate component of stockholders' equity, was $0.2 million at December 31, 1995, a $3.1 million decrease from the $3.3 million gain at January 1, 1995. In 1995, proceeds and, included in the results of operations, gross realized gains from sales of available-for-sale securities were $4.8 million and $3.7 million, respectively. Average cost was the basis for computing the realized gains.

Marketable investments classified as available for sale as of December 31, 1995 and January 1, 1995 consisted of the following:

  (In thousands)                    1995                                                                 1994
                   ----------------------------------  ------------------------------------
                                     Gross Unrealized                    Gross Unrealized
                                         Holding                             Holding
                   Market            ----------------   Market           -----------------
                    Value     Cost    Gains  (Losses)    Value     Cost   Gains   (Losses)
                   ------   ------   ------  --------  -------   ------  ------   --------
Common stocks      $6,355   $6,144   $  919     $(708) $11,994   $6,860  $5,134      $ ---
Fixed income
   securities       2,789    2,694       95       ---    1,987    1,987     ---        ---
Money market funds    261      261      ---       ---      206      206     ---        ---

Other                 142       72       70       ---      ---      ---     ---        ---
                   ------   ------   ------     -----  -------   ------  ------      -----
                   $9,547   $9,171   $1,084     $(708) $14,187   $9,053  $5,134      $ ---
                   ======   ======   ======     =====  =======   ======  ======      =====

The market values were based on quoted market prices. As of December 31, 1995, the fixed income securities, on average, have maturities of approximately eight years.

Other investments consisted of nonmarketable investments in venture capital partnerships and private companies, which are carried at the lower of cost or net realizable value. The estimated aggregate fair value of other investments approximated the carrying amount at December 31, 1995 and January 1, 1995. The fair values of other investments were estimated based on the most recent rounds of financing and securities transactions and on other pertinent information, including financial condition and operating results. The
Company wrote down certain investments by $2.5 million in 1995 and $4.5 million in 1994 to their estimated realizable value due to deterioration in the company/partnership's financial condition and the decision to liquidate the Company's position in investments no longer consistent with its strategic direction.

Marketable investments of $1.2 million and other investments of $1 million were classified as other current assets at December 31, 1995. Marketable investments of $8.3 million and other investments of $1 million were classified as other current assets at January 1, 1995.

Joint venture investments are accounted for using the equity method.

8. Intangible Assets

Intangible assets were shown net of accumulated amortization of $42.2 million and $31.6 million at December 31, 1995 and January 1, 1995, respectively.
The $3.9 million net decrease in intangible assets resulted primarily from current year amortization, partially offset by the effect of translating goodwill denominated in non-U.S. currencies at current exchange rates.

In 1994, the continued decline in the financial results of the operating elements of the Company's Berthold business acquired in 1989, the resultant strategic and operational review and the application of the Company's objective measurement tests resulted in an evaluation of goodwill for possible impairment. The underlying factors contributing to the decline in financial results included changes in the marketplace, delays in customer acceptance of new technologies and worldwide economic conditions. The Company calculated the present value of expected cash flows to determine the fair value of the business using a discount rate of 12% which represents the Company's weighted average cost of capital. The evaluation resulted in a $39.2 million write-down of Berthold's $76 million goodwill balance.
The evaluation also led the Company to determine that the remaining amortization period for the goodwill should be reduced from 36 years to 16 years based on the factors identified above. The Company also wrote off $1.1 million of a small Optoelectronics unit's goodwill in 1994.


9. Debt

There were no commercial paper borrowings outstanding at December 31, 1995. Short-term debt at January 1, 1995 consisted primarily of commercial paper of $49.8 million that had maturities of less than 90 days. The weighted average interest rate on commercial paper borrowings was 6.1% at January 1, 1995. Commercial paper borrowings averaged $52.5 million during 1995 at an average interest rate of 6.1% compared to average borrowings of $42.3 million during 1994 at an average interest rate of 4.7%. Current maturities of long-term debt are also included in this account. During 1995, the Company renewed its credit facilities with the signing of two revolving credit agreement extensions totaling $250 million. These agreements consist of a $175 million, 364-day facility, which expires in March 1996, and a $75 million, three-year facility, which expires in March 1998. These agreements serve as backup facilities for the commercial paper borrowings. The Company did not draw down either of these credit facilities during 1995. The Company is in the process of negotiating another extension of these agreements for which there are no significant commitment fees.

At December 31, 1995, long-term debt included $115 million of unsecured ten-year notes issued in October 1995 at an interest rate of 6.8%. The total notes authorized were $150 million, and the unissued notes of $35 million are covered by a shelf registration. The carrying amount of the Company's long-term debt approximated the estimated fair value at December 31, 1995 based on a quoted market price.


10. Restructuring Charges

During the third quarter of 1994, management completed its review of various operating elements and developed a plan to reposition these businesses to attain the Company's business goals. The plan resulted in pre-tax restructuring charges of $30.4 million. The principal actions in the restructuring plan included reduction of excess manufacturing capacity, changes in distribution channels, consolidation and re-engineering of support infrastructure, disposal of under-utilized assets, withdrawal from certain unprofitable product lines, disposal of excess property and general cost reductions.
During 1995, the net work force reduction was 500, bringing the total reduction to 700 positions since the inception of the plan. The restructuring plan called for a net work force reduction of approximately 800 positions in continuing operations. There will be some additional terminations in early 1996.

The major components of the restructuring charges were $21 million of employee separation costs, $4.9 million of noncash charges to dispose of certain product lines and assets through sale or abandonment and $4.5 million of charges to terminate lease and other contractual obligations no longer required as a result of the restructuring plan. The charges do not include additional costs associated with the restructuring plan such as voluntary early retirement programs, training, consulting, purchases of equipment and relocation of employees and equipment. These costs were charged to operations or capitalized, as appropriate, when incurred.
Under the 1994 restructuring plan, cash outlays in 1995 were $17.5 million, mainly for employee termination costs, bringing the total spent to $21.5 million. As of December 31, 1995, accrued restructuring costs of $3.7 million primarily represent payments for lease commitments and employee termination benefits being paid over time.


11. Accrued Expenses

Accrued expenses as of December 31, 1995 and January 1, 1995 consisted of the following:

  (In thousands)                                1995      1994
                                            --------  --------
  Payroll and incentives                    $ 28,660  $ 16,842
  Employee benefits                           40,178    44,482
  Federal, non-U.S. and state income taxes    33,153    17,243
  Other                                       62,932    55,603
                                            --------  --------
                                            $164,923  $134,170
                                            ========  ========


12.  Employee Benefit Plans

Savings Plan: The Company has a savings plan for the benefit of qualified U.S. employees. Under this plan, the Company contributes an amount equal to the lesser of 55% of the amount of the employee's voluntary contribution or 3.3% of the employee's annual compensation. In 1993, the contribution was the lesser of 50% or 3% of the same items. Savings plan expense was $5.7 million in 1995, $6.2 million in 1994 and $5.7 million in 1993.

Pension Plans: The Company has defined benefit pension plans covering substantially all U.S. employees and non-U.S. pension plans for non-U.S. employees. The plans provide benefits that are based on an employee's years of service and compensation near retirement. Assets of the U.S. plan are composed primarily of corporate equity and debt securities.

Net periodic pension cost included the following components:

  (In thousands)                                        1995      1994      1993
                                                    --------  --------  --------
  Service cost   benefits earned during the period  $  9,073  $  9,822  $  8,398
  Interest cost on projected benefit obligations      16,733    15,070    14,030
  Actual return on plan assets                       (42,992)     (461)  (18,316)
  Net amortization and deferral                       24,310   (15,442)    3,852
                                                    --------  --------  --------
                                                    $  7,124  $  8,989  $  7,964
                                                    ========  ========  ========

The decrease in pension expense for 1995 was caused by changes in the discount rate and other actuarial assumptions in the U.S. plan.

The following table sets forth the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1995 and January 1,
1995:


   (In thousands)                                 1995                1994
                                           ------------------  ------------------
                                           Non-U.S.      U.S.  Non-U.S.      U.S.
                                           --------  --------  --------  --------
   Actuarial present value of
    benefit obligations:
      Vested benefit obligations            $23,702  $165,913   $18,832  $137,490
                                            =======  ========   =======  ========
      Accumulated benefit obligations       $24,806  $174,569   $20,329  $144,729
                                            =======  ========   =======  ========
  Projected benefit obligations
    for service provided to date            $31,490  $205,100   $27,050  $170,286
  Plan assets at fair value                     ---   219,960       ---   173,947
  Plan assets less (greater) than           -------  --------   -------  --------
    projected benefit obligations            31,490   (14,860)   27,050    (3,661)
  Unrecognized net transition asset             ---     4,508       ---     5,259
  Unrecognized prior service costs             (983)      807      (987)      924
  Unrecognized net gain (loss)                2,504   (18,922)    2,101   (22,948)
                                            -------  --------   -------  --------
  Accrued pension liability (asset)         $33,011  $(28,467)  $28,164  $(20,426)
                                            =======  ========   =======  ========
  Actuarial assumptions as of the year-end
   measurement date were:
    Discount rate                             7.00%      7.25%    8.00%     8.25%
    Rate of compensation increase             4.50%      5.00%    5.50%     5.50%
    Long-term rate of return on assets          ---      9.50%      ---     9.75%

The non-U.S. accrued pension liability included $32.5 million and $27.8 million classified as long-term liabilities as of December 31, 1995 and January 1, 1995, respectively. The U.S. pension asset was classified as other noncurrent assets.

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. At December 31, 1995 and January 1, 1995, the projected benefit obligations were $11 million and $9.7 million, respectively. Assets with a fair value of $8.3 million and $6 million, segregated in a trust, were available to meet this obligation as of December 31, 1995 and January 1, 1995, respectively.
Pension expense for this plan was approximately $1.5 million in 1995 and 1994, and $1 million in 1993.

Postretirement Medical Plans: The Company provides health care benefits for eligible retired U.S. employees under a comprehensive major medical plan or under health maintenance organizations where available. The majority of the Company's U.S. employees become eligible for retiree health benefits if they retire directly from the Company and have at least ten years of service. Generally, the major medical plan pays stated percentages of covered expenses after a deductible is met, and takes into consideration payments by other group coverages and by Medicare. The plan requires retiree contributions under most circumstances and has provisions for cost-sharing changes.
For employees retiring after 1991, the Company has capped its medical premium contribution based on employees' years of service. The Company funds the amount allowable under a 401(h) provision in the Company's defined benefit pension plan. Assets of the plan are composed primarily of corporate equity and debt securities.

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

Net periodic postretirement medical benefit cost included the following components:

  (In thousands)                                       1995    1994    1993
                                                    -------  ------  ------
  Service cost - benefits earned during the period  $   391  $  426  $  360
  Interest cost on accumulated benefit obligation     1,697   1,620   1,686
  Actual return on plan assets                       (1,001)    (70)     (3)
  Net amortization and deferral                         544    (237)      3
                                                    -------  ------  ------
                                                     $1,631  $1,739  $2,046

The following table sets forth the plan's funded status and the amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1995 and January 1, 1995:

  (In thousands)                              1995     1994
                                           -------  -------
  Accumulated benefit obligation:
     Current retirees                      $15,762  $16,128
     Active employees eligible to retire       908      440
     Other active employees                  7,171    5,281
                                           -------  -------
                                            23,841   21,849

  Plan assets at fair value                  7,342    4,165
  Plan assets less than accumulated        -------  -------
    benefit obligation                      16,499   17,684
Unrecognized net gain                          381      251
                                           -------  -------
  Accrued postretirement medical liability $16,880  $17,935
  Actuarial assumptions as of              =======  =======
   the year-end measurement
   date were:
      Discount rate                          7.25%    8.25%
      Health care cost trend rate:
         First year                          13.0%    14.0%
         Ultimate                             6.5%     6.5%
         Years to reach ultimate           8 years  9 years
      Long-term rate of return on assets     9.50%    9.75%

The accrued postretirement medical benefit obligation included $15.9 million and $16.9 million classified as long-term liabilities as of December 31, 1995 and January 1, 1995, respectively.

If the health care cost trend rate was increased 1%, the accumulated postretirement benefit obligation would have increased by approximately $1.5 million at December 31, 1995. The effect of this increase on the annual cost for 1995 would have been approximately $0.1 million.

Other: During 1995, the Company adopted an Economic Value Added Incentive Compensation Plan, the purpose of which is to provide incentive compensation to certain key employees, including all officers, in a form that relates the financial rewards to an increase in the value of the Company to its shareholders. Awards under this plan are approved annually by the Board of Directors.

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

The components of income (loss) from continuing operations before income taxes for financial reporting purposes were as follows:

  (In thousands)          1995       1994      1993
                       -------   --------   -------
  U.S.                 $53,264   $ 15,986   $70,449
  Non-U.S.              32,795    (33,109)   18,043
                       -------   --------   -------
                       $86,059   $(17,123)  $88,492
                       =======   ========   =======

The components of the provision for income taxes for continuing operations were as follows:

  (In thousands)       1995                1994            1993
                   Deferred                 Deferred              Deferred

             Current   (Prepaid)    Total  Current  (Prepaid)    Total  Current  (Prepaid)    Total
             -------   ---------  -------  -------  ---------  -------  -------  ---------  -------
  Federal    $26,268     $(3,411) $22,857  $10,735    $(2,569) $ 8,166  $19,495     $3,454  $22,949
  State        3,572        (264)   3,308    3,670        157    3,827    5,275       (255)   5,020
  Non-U.S.     5,325         265    5,590    2,834        157    2,991    6,398       (497)   5,901
             -------     -------  -------  -------    -------  -------  -------     ------  -------
             $35,165     $(3,410) $31,755  $17,239    $(2,255) $14,984  $31,168     $2,702  $33,870
             =======     =======  =======  =======    =======  =======  =======     ======

The total provision for income taxes included in the consolidated financial statements was as follows:

  (In thousands)                     1995                1994       1993

  Continuing operations           $31,755             $14,984    $33,870
  Discontinued operations           7,397              14,243     13,434

                                  $39,152             $29,227    $47,304

The major differences between the Company's effective tax rate for continuing operations and the Federal statutory rate were as follows:


                                               1995      1994     1993
                                             ------  --------  -------
  Federal statutory rate                     35.0 %  (35.0) %   35.0 %
  Non-U.S. rate differential, net            (0.3)   (18.2)     (2.5)
  State income taxes, net                     2.5     14.5       3.7
  Goodwill amortization                       2.0     10.0       1.7
  Increase (decrease) in valuation allowance (4.5)   117.0       1.0
  Other, net                                  2.2     (0.8)     (0.6)
                                             ------  --------  -------
  Effective tax rate                         36.9 %   87.5 %    38.3 %


The 1994 tax provision and effective rate for continuing operations were significantly impacted by the goodwill write-down and the restructuring charges. The Company did not record any tax benefit from the goodwill write-down and approximately $11 million of the restructuring charges because these charges, while tax deductible, were incurred in tax jurisdictions where the Company had existing operating loss carryforwards and, therefore, the related tax assets were offset by a valuation allowance.

The effect of SFAS No. 109 on the consolidated effective tax rate was minimal in 1993.

The tax effects of temporary differences and carryforwards which gave rise to prepaid (deferred) income taxes as of December 31, 1995 and January 1, 1995 were as follows:

  (In thousands)                      1995         1994
                                   -------      -------
 Deferred tax assets:
   Inventory reserves              $ 4,902      $ 5,266
   Other reserves                   10,983        6,058
   Depreciation                      6,020        9,325
   Vacation pay                      6,319        6,080
   Net operating loss carryforwards 35,616       31,102
   Postretirement health benefits    5,940        6,123
   Restructuring reserve             1,870        7,578
   All other, net                   23,576       23,608
                                   -------      -------
 Total deferred tax assets          95,226       95,140
 Deferred tax liabilities:         -------      -------
   Award and holdback fees          (3,629)      (4,193)
   Pension contribution             (8,301)      (5,092)
   Amortization                     (8,734)      (7,835)
   All other, net                   (7,771)     (12,423)
                                   -------      -------
 Total deferred tax liabilities    (28,435)     (29,543)
                                   -------      -------
 Valuation allowance               (29,243)     (32,658)
                                   -------      -------
 Net prepaid taxes                 $37,548      $32,939
                                   =======      =======

At December 31, 1995, the Company had non-U.S. (primarily from Germany) net operating loss carryforwards of $76.9 million, of which $5.4 million expire in years 1996 through 2005 and $71.5 million of which carry forward indefinitely. The $29.2 million valuation allowance results primarily from these carryforwards, for which the Company currently believes it is more likely than not that they will not be realized.

Current prepaid income taxes of $40.2 million and $26.7 million at December 31, 1995 and January 1, 1995, respectively, were included in other current assets. Long-term prepaid income taxes of $3.6 million and $11.6 million were included in other noncurrent assets at December 31, 1995 and January 1, 1995, respectively. Long-term deferred income taxes of $6.3 million and $5.3 million were included in long-term liabilities at December 31, 1995 and January 1, 1995, respectively.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Repatriation of retained earnings is done only when it is advantageous. Applicable Federal taxes are provided only on amounts planned to be remitted. Accumulated net earnings of non-U.S. subsidiaries for which no Federal taxes have been provided as of December 31, 1995 were $76 million, which does not include amounts that, if remitted, would result in little or no additional tax because of the availability of non-U.S. tax credits. Federal taxes that would be payable upon remittance of these earnings are estimated to be $21.9 million at December 31, 1995.


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

In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $3.8 million to reflect its estimated liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential
exposure.   During 1994 and 1995, the Company received notices from the
Internal Revenue Service (IRS) asserting deficiencies in Federal corporate income taxes for the Company's 1985 to 1991 taxable years. The total additional tax proposed by the IRS amounts to $43 million plus interest.
The Company has filed petitions in the United States Tax Court to challenge most of the deficiencies asserted by the IRS. The Company believes that it has meritorious legal defenses to those deficiencies and believes that the ultimate outcome of the case will not result in a material impact on the Company's consolidated results of operations or financial position.


15. Risks and Uncertainties

The American Institute of Certified Public Accountants issued Statement of Position (SOP) 94-6, "Disclosure of Certain Significant Risks and
Uncertainties," effective for fiscal years ending after December 15, 1995. The SOP requires disclosures about the nature of operations and the use of estimates in the preparation of financial statements. If specified disclosure criteria are met, it requires disclosures about certain significant estimates and current vulnerability due to certain concentrations.

EG&G, Inc. is a broad-based technology company that provides an array of products and technical services to manufacturers and end-users in medical, aerospace, automotive and other ground transportation, environmental, industrial and government markets worldwide. The Company's industry segments are Technical Services, Instruments, Mechanical Components and Optoelectronics. Based on sales, Technical Services is the largest segment, representing over 40% of the Company's sales; the other three segments are about equal in size. The Technical Services segment supplies engineering, scientific, environmental, management and technical support services primarily to U.S. Government agencies. Analysis and testing services are provided primarily to the U.S. automotive industry. The Instruments segment develops and manufactures hardware and associated software for applications in medical diagnostics, biochemical and medical research, materials analyses, environmental monitoring, industrial process measurement, food monitoring and airport and industrial security worldwide. Mechanical Components provides products to four worldwide markets. Mechanical seals and bellows products are designed and manufactured for the chemical and petrochemical industries. Fans, blowers, ducting, components, seals and metallic parts/valves are supplied to the aerospace market. Motors and power supplies are sold to the transportation market. Regenerative blower and biofiltration systems are used in the environmental remediation market. The Optoelectronics segment designs and manufactures optical sensors, flashlamps and laser diodes. Electronic components are provided for industrial, consumer and medical applications and defense and energy programs. Micromachined sensors are used for a variety of applications, such as pressure sensors and accelerometers. Optoelectronics is designing medical imaging devices based on amorphous silicon technology. High-reliability power supplies are manufactured. This segment's products are distributed worldwide.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

During 1995, 38% of the Company's sales from continuing operations were to U.S. Government agencies, predominantly to the Department of Defense and NASA. In accordance with government regulations, all of the Company's government contracts are subject to termination for the convenience of the government. Costs incurred under cost-reimbursable contracts are subject to audit by the government. The results of prior audits, complete through 1991, have not had a material effect on the Company. For additional information on government contracts, see Note 21.

Given the nature of the DOE contracts, which are presented as discontinued operations, the Company does not anticipate incurring any material loss on the ultimate completion of the contracts.

For information concerning various investigations, claims, legal proceedings, environmental investigations and remedial actions, and notices from the IRS, see Note 14.

16. Stockholders' Equity

At December 31, 1995, 5.5 million shares of the Company's common stock were reserved for employee benefit plans.

The Company has nonqualified and incentive stock option plans for officers and key employees. Under these plans, options may be granted at prices not less than 100% of the fair market value on the date of grant. All options expire ten years from the date of grant. Options granted in 1994 become exercisable, in ratable installments, over a period of five years from the date of grant. In other years, options became exercisable at the date of grant. The Stock Option Committee of the Board of Directors, at its sole discretion, may also include stock appreciation rights in any option granted. There are no stock appreciation rights outstanding under these plans.

A summary of certain stock option information is as follows:

     (In thousands)                1995                       1994                        1993
                          -------------------------  -------------------------  -------------------------
                              Number                    Number                     Number
                          of Shares     Price Range  of Shares     Price Range  of Shares     Price Range
                          ---------  --------------  ---------  --------------  ---------  --------------
     Outstanding at
      beginning of year       3,611  $14.25 - 22.88      3,260  $14.44 - 22.88      2,902  $14.44 - 22.88
     Granted                     13   15.00 - 17.88        736   14.25 - 15.38        726           21.63
     Exercised                 (197)  14.25 - 22.88        (54)  14.44 - 17.25       (355)  14.44 - 22.88
     Lapsed                    (151)  14.25 - 22.88       (331)  14.44 - 22.88        (13)  15.50 - 22.88
                              -----  --------------      -----  --------------      -----  --------------

     Outstanding at
      end of year             3,276  $14.25 - 22.88      3,611  $14.25 - 22.88      3,260  $14.44 - 22.88
                              =====  ==============      =====  ==============      =====
==============
     Exercisable at
      end of year             2,740                      2,895                      3,260
                              =====                      =====                      =====
     Available for grant at
      end of year             2,226                      1,354                      1,144
                              =====                      =====                      =====

In January 1996, the Board of Directors granted 650,000 options which become exercisable, in ratable installments, over a period of five years from date of grant at an exercise price of $21.75 per share.

On January 25, 1995, the Board of Directors adopted a new Shareholder Rights Plan. Under the plan, preferred stock purchase rights were distributed on February 8, 1995 as a dividend at the rate of one right for each share of common stock outstanding. Each right, when exercisable, entitles a stockholder to purchase one one-thousandth of a share of a new series of junior participating preferred stock at a price of $60. The rights become exercisable only if a person or group acquires 20% or more or announces a tender or exchange offer for 30% or more of the Company's common stock.
This preferred stock is nonredeemable and will have 1,000 votes per share.
The rights are nonvoting, expire in 2005 and may be redeemed prior to becoming exercisable. The Company has reserved 70,000 shares of preferred stock, designated as Series C Junior Participating Preferred Stock, for issuance upon exercise of such rights. If a person (an "Acquiring Person") acquires or obtains the right to acquire 20% or more of the Company's outstanding common stock (other than pursuant to certain approved offers), each right (other than rights held by the Acquiring Person) will entitle the holder to purchase shares of common stock of the Company at one-half of the current market price at the date of occurrence of the event. In addition, in the event that the Company is involved in a merger or other business combination in which it is not the surviving corporation or in connection with which the Company's common stock is changed or converted, or it sells or transfers 50% or more of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase shares of common stock of such other person at one-half of the current market price of such common stock at the date of the occurrence of the event. In connection with the adoption of the plan, the Company redeemed the rights issued pursuant to the Company's January 28, 1987 Rights Agreement at a redemption price of $.01 per right to shareholders of record as of February 8, 1995.


17. Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. At December 31, 1995, the Company had no significant concentrations
of credit risk.   The Company has limited involvement with derivative financial instruments and uses them only to protect an underlying exposure. The Company uses forward exchange contracts and options to hedge certain foreign commitments and transactions denominated in foreign currencies. The notional amount of outstanding forward exchange contracts was $57.4 million as of December 31, 1995 and $24.5 million as of January 1, 1995. The carrying value as of December 31, 1995 and January 1, 1995, which approximated fair value, was not significant. The average contract term is three months, corresponding with expected collections or payments. On forward contracts, there are no cash requirements until maturity. Credit risk is minimal because the contracts are with very large banks; any market risk is offset by the exposure on the underlying hedged items. When forward contracts are closed, the Company enters into spot transactions to fulfill the contract obligations. Gains and losses on forward contracts are offset against foreign exchange gains and losses on the underlying hedged items and, in some cases, are deferred until underlying exposures are recognized if there is a firm commitment. Transactions covered by hedge contracts include collection of receivables from third-party customers, collection of intercompany receivables, payments to third-party suppliers and payment of intercompany payables.

See Notes 1, 7 and 9 for disclosures about fair values, including methods and assumptions, of other financial instruments.

18.  Leases

The Company leases certain property and equipment under operating leases. Rental expense charged to earnings for 1995, 1994 and 1993 amounted to $18.7 million, $19.3 million and $18.7 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $16.3 million in 1996, $12.2 million in 1997, $8.2 million in 1998, $5 million in 1999, $3.1 million in 2000 and $9.1 million after 2000. The above information does not include amounts related to leases covered by contracts with the DOE and NASA because the costs are reimbursable under the contracts.

19. Other Income (Expense), Net

Other income (expense), net, consisted of the following:

(In thousands)                                 1995      1994      1993
                                            -------   -------   -------
Interest income                             $ 4,930   $ 3,167   $ 4,043
Gains (losses) on investments, net (Note 7)   2,047    (4,682)    2,975
Interest expense                             (8,514)   (5,419)   (6,264)
Other                                         4,923       758       254
                                            -------   -------   -------
                                            $ 3,386   $(6,176)  $ 1,008
                                            =======   =======   =======

Other consists mainly of gains on the sale of operating assets, income from joint ventures and foreign exchange losses.

20. Earnings (Loss) Per Share

Earnings (loss) per common share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. The number of shares issuable upon the exercise of stock options had no material effect on earnings (loss) per share. The weighted average number of shares used in the earnings (loss) per share computations were 51,483,000 for 1995, 55,271,000 for 1994 and 56,504,000 for 1993.


21. Industry Segment and Geographic Area Information

The Company's continuing operations are classified into four industry segments:
Technical Services, Instruments, Mechanical Components and Optoelectronics. The products and services of these segments are described in Note 15 and elsewhere in the Annual Report. Sales and operating income (loss) from continuing operations by industry segment are shown in the Segment Sales and Income section of this report; such information with respect to 1995, 1994 and 1993 is considered an integral part of this note.

Sales to U.S. Government agencies, which were predominantly to the Department of Defense and NASA, were $537 million, $542 million and $560 million in 1995, 1994 and 1993, respectively. In October 1993, the Company was selected by NASA to continue as the base operations contractor at the KSC. The contract contained reductions in contract value and has resulted in a lower annual fee from the prior contract. This and the prior contract contributed sales of $172 million, $176 million and $201 million in 1995, 1994 and 1993, respectively. There are two years remaining on the contract, which has two three-year renewal options at the discretion of the government. NASA has announced that it will designate a single Space Shuttle Flight Operations contractor in 1996. While the impact of this initiative cannot be determined, the Company believes at this time that its contract will not be adversely affected.

Additional information relating to the Company's operations in the various industry segments follows:

                                  Depreciation and                   Capital
  (In thousands)                Amortization Expense               Expenditures
                             --------------------------   --------------------------
                                1995      1994     1993      1995      1994     1993
                             -------   -------  -------   -------   -------  -------
  Technical Services         $ 7,698   $ 7,447  $ 8,422   $12,047   $ 7,314  $ 6,315
  Instruments                 11,887    11,621    9,213     4,639     5,398    6,555
  Mechanical Components        5,585     6,091    6,870     6,978     6,197    5,598
  Optoelectronics             13,220    10,690   12,417    35,925    17,748    8,469
  Corporate                    1,036       941      920     2,250       620      923
                             -------   -------  -------   -------   -------  -------
                             $39,426   $36,790  $37,842   $61,839   $37,277  $27,860
                             =======   =======  =======   =======   =======  =======

  (In thousands)                Identifiable Assets
                            ----------------------------
                                1995      1994      1993
                            --------  --------  --------
  Technical Services        $113,901  $129,995  $127,917
  Instruments                225,358   220,232   256,117
  Mechanical Components      100,363    93,721    97,317
  Optoelectronics            200,719   193,302   142,630
  Corporate and Other        163,574   155,879   140,906
                            --------  --------  --------
                            $803,915  $793,129  $764,887
                            ========  ========  ========

Corporate assets consist primarily of cash and cash equivalents, prepaid pension and taxes, and investments.

Information relating to geographic areas follows:


  (In thousands)                                                   Operating Income (Loss)
                                             Sales               From Continuing Operations
                            ----------------------------------   ---------------------------
                                  1995        1994        1993      1995      1994      1993
                            ----------  ----------  ----------   -------  --------  --------
  U.S.                      $1,065,424  $1,026,970  $1,049,131   $82,256  $ 57,679  $ 96,495
  Germany                       87,690      61,310     134,754     4,508   (43,492)       53
  Other Non-U.S.               266,464     244,276     135,531    25,102     9,748    18,509
  Corporate                        ---         ---         ---   (29,193)  (34,882)  (27,573)
                            ----------  ----------  ----------   -------  --------  --------
                            $1,419,578  $1,332,556  $1,319,416   $82,673  $(10,947) $ 87,484
                            ==========  ==========  ==========   =======  ========  ========

  (In thousands)                Identifiable Assets
                            ----------------------------
                                1995      1994      1993
                            --------  --------  --------
  U.S.                      $353,130  $341,725  $305,344
  Germany                     89,834   100,650   154,361
  Other Non-U.S.             197,377   194,875   164,276
  Corporate and Other        163,574   155,879   140,906
                            --------  --------  --------
                            $803,915  $793,129  $764,887
                            ========  ========  ========

 Transfers between geographic areas were not material.

22. Quarterly Financial Information (Unaudited)

Selected quarterly financial information follows:

(In thousands except per share data)                                                                                 Quarters

                                   First    Second    Third     Fourth        Year
                                --------  -------- --------   --------  ----------
1995                            $338,230  $342,251 $361,602   $377,495  $1,419,578
Sales
Operating income from continuing
   operations                     15,673    20,435   19,086     27,479      82,673
Income from continuing operations
   before income taxes            15,473    20,268   20,304     30,014      86,059
Income from continuing operations  9,352    12,343   13,669     18,940      54,304
Net income                        13,689    16,376   15,978     21,997      68,040
Earnings per share:
   Continuing operations (a)         .17       .23      .27        .40        1.05
   Net income (a)                    .25       .31      .32        .46        1.32
Cash dividends per common share      .14       .14      .14        .14         .56
Market price of common stock:
   High                            15.50     18.38    20.00      24.50
   Low                             13.00     15.00    16.38      18.00
   Close                           15.00     16.75    19.50      24.25

1994
Sales                           $325,747  $329,880 $336,860   $340,069  $1,332,556
Operating income (loss) from
   continuing operations          12,675    15,012  (54,961)    16,327     (10,947)
Income (loss) from continuing
   operations before income taxes 12,654    14,579  (58,343)b   13,987     (17,123)
Income (loss) from continuing
   operations                      7,813     8,977  (56,940)     8,043     (32,107)
Net income (loss)                 14,353    16,423  (48,294)    11,863      (5,655)
Earnings (loss) per share:
   Continuing operations             .14       .16    (1.03)       .15        (.58)
   Net income (loss)                 .26       .30     (.88)       .22        (.10)
Cash dividends per common share      .14       .14      .14        .14         .56
Market price of common stock:
   High                            19.00     16.50    15.88      17.00
   Low                             16.38     14.13    14.63      13.75
   Close                           16.38     15.00    15.25      14.13

<F1>
a) The sum of the quarterly earnings per share does not equal the year's earnings per share. This is due to changes in weighted average shares of common stock outstanding resulting from share repurchases in 1995.
b) Included a goodwill write-down of $40.3 million and restructuring charges of $30.4 million.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of EG&G, Inc.:

We have audited the accompanying consolidated balance sheets of EG&G, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1995 and January 1, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995, January 1, 1995 and January 2, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EG&G, Inc. and subsidiaries as of December 31, 1995 and January 1, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995, January 1, 1995 and January 2, 1994, in conformity with generally accepted accounting principles.

As explained in Notes 12 and 13 to the consolidated financial statements, effective January 4, 1993, the Company changed its method of accounting for postretirement benefits other than pensions and for income taxes. As explained in Note 7 to the consolidated financial statements, effective January 3, 1994, the Company changed its method of accounting for marketable investments. As explained in Note 1 to the consolidated financial statements, effective
January 2, 1995, the Company changed its method of accounting for depreciation of certain plant and equipment.



/s/ Arthur Andersen LLP
Arthur Andersen LLP
Boston, Massachusetts
January 23, 1996

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                        PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

a)     DIRECTORS

The information required by this Item with respect to Directors is contained on Pages 14 through 19 of the Company's 1996 Proxy Statement under the captions "Election of Directors" and "Information Relative to the Board of Directors and Certain of its Committees" and is herein incorporated by reference.

b)     EXECUTIVE OFFICERS

The information required by this item with respect to Executive Officers is contained in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be disclosed by this Item is contained in Pages 14 - 19 of the Company's 1996 Proxy Statement from under the caption "Summary Compensation Table" up to and including "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Value Option Table" and Notes thereto, and is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The information required by this Item is contained on Pages 8 - 9 of the Company's 1996 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Not applicable.

                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:

     1.   FINANCIAL STATEMENTS

          Included in Part II, Item 8:

               Consolidated Balance Sheet as of December 31, 1995 and January 1, 1995

               Consolidated Statement of Operations for the Three Years Ended December 31, 1995

               Consolidated Statement of Stockholders' Equity for the Three Years Ended December 31, 1995

               Consolidated Statement of Cash Flows for the Three Years Ended December 31, 1995

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

     3.   EXHIBITS

          3.1 The Company's Restated Articles of Organization, as filed with the Massachusetts Secretary of the Commonwealth on July 31, 1995, were filed with the Commission on September 21, 1995 as Exhibit 4(i) to the Company's Registration Statement on Form S-8 and are herein incorporated by reference.

          3.2 The Company's By-Laws as amended by the Board of Directors on May 3, 1995, were filed with the Commission on September 21, 1995, as Exhibit 4(ii) to the Company's Registration Statement on Form S-8, and are herein incorporated by reference.

          4.1 The form of certificate used to evidence ownership of EG&G Common Stock, $1 par value, was filed as Exhibit 4(a) to EG&G's Registration Statement on Form S-3, File No. 2-69642 and is herein incorporated by reference.

          4.2 Form of Indenture dated June 28, 1995 between the Company and the First National Bank of Boston, as Trustee was filed with the Commission as Exhibit 4.1 to EG&G's Registration Statement on Form S-3, File No. 33-59675 and is herein incorporated by reference.

          *10.1     EG&G, Inc. Supplemental Executive Retirement Plan revised as of April 19, 1995.

          *10.2     EG&G, Inc. Economic Value Added Plan as adopted by the
          EG&G, Inc. Board of Directors on January 24, 1996.

          10.3 3-Year Competitive Advance and Revolving Credit Facility Agreement ("3-Year Agreement") dated as of March 21, 1994 among EG&G, Inc., the Lenders Named Herein and Chemical Bank as Administrative Agent; Amendment No. 1 to 3-Year Agreement dated as of Mach 15, 1995; Amendment No. 2 to 3-Year Agreement dated as of March 14, 1996.

          10.4 364-Day Competitive Advance and Revolving Credit Facility Agreement ("364-Day Agreement") dated as of March 21, 1994 among EG&G, Inc., the Lenders Named Herein and Chemical Bank as Administrative Agent; Amendment No. 1 to 364-Day Agreement dated as of Mach 15, 1995; Amendment No. 2 to 364-Day Agreement dated as of March 14, 1996.

          *10.5     Employment Contracts:

       (1) Employment contract between John M. Kucharski and EG&G dated November 1, 1993.

       (2) Employment contract between Murray Gross and EG&G dated November 1, 1993.

       (3) Employment contract between John F. Alexander, II and EG&G dated November 1, 1993.

       (4) Employment contract between Angelo Castellana and EG&G dated November 1, 1993.

       (5) Employment contract between Dale L. Fraser and EG&G dated November 1, 1993.

       (6)  Employment contract between Earl M. Fray and EG&G dated
            June 20, 1994.

       (7) Employment contract between Daniel T. Heaney and EG&G dated June 1, 1995.

       (8) Employment contract between E. Lavonne Lewis and EG&G dated June 1, 1995.

       (9) Employment contract between Deborah S. Lorenz and EG&G dated November 1, 1993.

       (10) Employment contract between Fred B. Parks and EG&G dated November 1, 1993.

       (11) Employment contract between Donald H. Peters and EG&G dated November 1, 1993.

       (12) Employment contract between Luciano Rossi and EG&G dated November 1, 1993.

       (13) Employment contract between Edward H. Snow and EG&G dated November 1, 1993.

       (14) Employment contract between C. Michael Williams and EG&G dated November 1, 1993.

       (15) Employment contract between Peter H. Zavattaro and EG&G dated November 1, 1993.


Except for the name of the officer in the employment contracts identified by numbers 3 through and including 15, the form of said employment contracts is identical in all respects. The employment contracts identified by numbers 1 and 2 are identical to each other and are virtually identical to the contracts identified by numbers 3 through 15 except that they provide for a longer contract term, three years as opposed to one year. The employment contract between John F. Alexander, II and EG&G is representative of the employment contracts of the executive officers and is attached hereto as Exhibit 10.5.

          *10.6 The EG&G, INC. 1978 NON-QUALIFIED STOCK OPTION
          PLAN as amended by the Board of Directors on January 26, 1988, was filed with the Commission as Exhibit 14(a)3.(v) to EG&G's Annual Report on Form 10-K for the fiscal year ending January 3, 1988, and is herein incorporated by reference.

          *10.7 The EG&G, INC. 1982 INCENTIVE STOCK OPTION PLAN as amended by the Board of Directors on January 24, 1990, was filed with the Commission as Exhibit B on pages 37-42 of the Company's 1990 Proxy Statement and is herein incorporated by reference.

          *10.8 The EG&G, Inc. 1992 STOCK OPTION PLAN was filed as
          Exhibit 4(v) to EG&G's Registration Statement on Form S-8, File No. 33-49898 and is herein incorporated by reference.

          21        Subsidiaries of the Registrant.

          23        Consent of Independent Public Accountants.

          24        Power of Attorney (appears on signature page).

          27        Financial Data Schedule.

*This exhibit is a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

     (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1995.

     (c)  PROXY STATEMENT

EG&G's 1996 Proxy Statement, in definitive form, was filed electronically on March 7, 1996, with the Securities and Exchange Commission in Washington, D.C. pursuant to the Commission's Rule 14a-6.

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                      ON SCHEDULES

To EG&G, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of EG&G, Inc. included in this Form 10-K and have issued our report thereon dated January 23, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
Arthur Andersen LLP
Boston, Massachusetts
January 23, 1996

                              SCHEDULE II

                      EG&G, INC. AND SUBSIDIARIES

                   VALUATION AND QUALIFYING ACCOUNTS

              FOR THE THREE YEARS ENDED DECEMBER 31, 1995


(In thousands)                             Additions
                                      (Subtractions)
                            Balance          Charged   Accounts             Balance
                       at Beginning       (Credited)    Charged              at End
Description                 of Year        to Income        Off     Other   of Year
-----------------      ------------   --------------   --------   -------   -------
Reserve for
Doubtful Accounts
-----------------
Year Ended
 January 2, 1994             $5,621           $  737    $  (755)  $523 (A)   $6,126

Year Ended
 January 1, 1995             $6,126           $1,255    $(1,868)  $307 (B)   $5,820

Year Ended
 December 31, 1995           $5,820           $ (468)   $(1,214)  $218       $4,356

<F1>
(A)  Includes reserves of $705 related to a company acquired in 1993.
(B)  Includes reserves of $222 related to a company acquired in 1994.

       CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our reports dated January 23, 1996, included in this Form 10-K, into Registration Statements previously filed by EG&G, Inc. on, respectively, Form S-8, File No. 2-61241; Form S-8, File No. 2-98168; Form S-8, File No. 33-36082; Form S-8, File No. 33-35379; Form S-8, File No. 33-49898; Form S-8,
File No. 33-57606; Form S-8, File No. 33-54785; Form S-8; File No. 33-62805;
and Form S-3, File No. 33-59675.

/s/Arthur Andersen LLP
Arthur Andersen LLP
Boston, Massachusetts
March 22, 1996


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

                                EG&G, Inc.


March 22, 1996                  By:/s/John M. Kucharski
                                John M. Kucharski
                                Chairman of the Board, President
                                and Chief Executive Officer
                                (Principal Executive Officer)



March 22 , 1996                 By:/s/John F. Alexander, II
                                John F. Alexander, II
                                Vice President, Chief Financial Officer
                                and Corporate Controller
                                (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

By:  /s/John M. Kucharski
     John M. Kucharski, Director
Date:  March 22, 1996

By:  /s/Tamara J. Erickson
      Tamara J. Erickson, Director
Date:  March 18, 1996

By:  /s/Robert F. Goldhammer
     Robert F. Goldhammer, Director
Date:  March 15, 1996

By:  /s/John B. Gray
     John B. Gray, Director
Date:  March 14, 1996

By:  /s/Kent F. Hansen
     Kent F. Hansen, Director
Date:  March 18, 1996

By: /s/Greta Marshall
     Greta Marshall, Director
Date:  March 22, 1996

By:________________
     William F. Pounds, Director
Date:  March   , 1996

By:  /s/Samuel Rubinovitz
     Samuel Rubinovitz, Director
Date:  March 14, 1996

By:  /s/John Larkin Thompson
     John Larkin Thompson, Director
Date:  March 14, 1996

By:  /s/G. Robert Tod
     G. Robert Tod, Director
Date:  March 22, 1996

                     EXHIBIT INDEX


Exhibit                              Exhibit Name
Number

10.1 EG&G, Inc. Supplemental Executive Retirement Plan revised as of April 19, 1995.

10.2        EG&G, Inc. Economic Value Added Plan as adopted by the EG&G, Inc.
            Board of Directors on January 24, 1996.

10.3 3-Year Competitive Advance and Revolving Credit Facility Agreement ("3-Year Agreement") dated as of March 21, 1994 among EG&G, Inc., the Lenders Named Herein and Chemical Bank as Administrative Agent; Amendment No. 1 to 3-Year Agreement dated as of Mach 15, 1995; Amendment No. 2 to 3-Year Agreement dated as of March 14, 1996.

10.4 364-Day Competitive Advance and Revolving Credit Facility Agreement ("364-Day Agreement") dated as of March 21, 1994 among EG&G,
            Inc., the Lenders Named Herein and Chemical Bank as Administrative Agent; Amendment No. 1 to 364-Day Agreement dated as of Mach 15, 1995; Amendment No. 2 to 364-Day Agreement dated as of March 14, 1996.

10.5        Employment Contract between John F. Alexander, II and EG&G, Inc.

21          Subsidiaries of the Registrant

27          Financial Data Schedule