Form 10-Q
period 1996-03-31
EG&G INC
filed 1996-05-15
CIK 31791

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549


                             FORM 10-Q

 (Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1996

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

                                          Yes     X         No
                                              ---------        ----------

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                           Outstanding at April 28, 1996
          -----                           -----------------------------

Common Stock, $1 par value                        47,514,000


                                          (Excluding treasury shares)
               PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                EG&G, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF OPERATIONS

  For the Three Months Ended March 31, 1996 and April 2, 1995

                         (Unaudited)
                          ---------

                                              (In Thousands Except Per Share Data)
                                               ----------------------------------
                                                       Three Months Ended
                                                    -----------------------
                                                    March 31,      April 2,
                                                       1996          1995
                                                       ---------      --------
Sales:
   Products                                           $208,001      $196,380
   Services                                            138,790       141,850
                                                      --------      --------
 Total Sales                                           346,791       338,230
                                                      --------      --------
Costs and Expenses:
   Cost of sales:
      Products                                         131,925       129,283
      Services                                         124,456       123,856
                                                      --------      --------
   Total cost of sales                                 256,381       253,139
   Research and development expenses                    10,961        10,774
   Selling, general and administrative expenses         59,524        58,644
                                                      --------      --------
Total Costs and Expenses                               326,866       322,557
                                                      --------      --------
Operating Income From Continuing Operations             19,925        15,673

Other Income (Expense), Net (Note 2)                    (1,895)         (200)
                                                      --------      --------
Income From Continuing Operations Before Income Taxes   18,030        15,473
Provision for Income Taxes                               6,148         6,121
                                                      --------      --------
Income From Continuing Operations                       11,882         9,352
Income From Discontinued Operations, Net of
   Income Taxes (Note 3)                                   900         4,337
                                                      --------      --------
Net Income                                            $ 12,782      $ 13,689
                                                      ========      ========
Earnings Per Share:
Continuing Operations                                     $.25          $.17
Discontinued Operations                                    .02           .08
                                                          ----          ----
Net Income                                                $.27          $.25
                                                          ====          ====
Cash Dividends Per Common Share                           $.14          $.14
                                                          ====          ====

Weighted Average Shares of Common Stock Outstanding     47,630        54,413

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                             EG&G, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET

                     As of March 31, 1996 and December 31, 1995

                    (Dollars in Thousands Except Per Share Data)
                     ------------------------------------------

                                                        March 31,      December 31,
                                                           1996            1995
                                                        ---------      ------------
                                                       (Unaudited)
                                                        ---------
Current assets:
   Cash and cash equivalents                             $ 69,602         $ 76,204
   Accounts receivable (Note 4)                           219,245          211,903
   Inventories (Note 5)                                   120,737          114,199
   Other (Note 7)                                          72,398           66,380
                                                         --------         --------
Total Current Assets                                      481,982          468,686
                                                         --------         --------
Property, Plant and Equipment:
   At cost (Note 6)                                       431,097          417,566
   Accumulated depreciation and amortization             (268,987)        (270,026)
                                                         --------         --------
Net Property, Plant and Equipment                         162,110          147,540
                                                         --------         --------
Investments (Note 7)                                       14,032           16,072
Intangible Assets (Note 8)                                119,075          123,421
Other Assets                                               48,673           48,196
                                                         --------         --------
Total Assets                                             $825,872         $803,915
                                                         ========         ========

                             EG&G, INC. AND SUBSIDIARIES

                     As of March 31, 1996 and December 31, 1995

                    (Dollars in Thousands Except Per Share Data)
                     ------------------------------------------

                                                        March 31,      December 31,
                                                           1996            1995
                                                        ---------      ------------
                                                       (Unaudited)
                                                        ---------
Current Liabilities:
   Short-term debt                                       $ 33,277         $  5,275
   Accounts payable                                        79,670           72,759
   Accrued expenses (Note 9)                              158,355          168,671
   Net liabilities of discontinued operations (Note 3)      6,249            3,746
                                                         --------         --------
Total Current Liabilities                                 277,551          250,451
                                                         --------         --------
Long-Term Debt                                            115,094          115,222
Long-Term Liabilities                                      69,784           71,296
Contingencies
Stockholders' Equity:
   Preferred stock - $1 par value, authorized
      1,000,000 shares; none outstanding                        -                -
   Common stock - $1 par value, authorized
      100,000,000 shares; issued 60,102,000 shares         60,102           60,102
   Retained earnings                                      504,240          498,181
   Cumulative translation adjustments                      22,326           28,679
   Net unrealized gain on marketable investments (Note 7)     608              244
   Cost of shares held in treasury;
      12,596,000 shares at March 31, 1996 and
      12,492,000 shares at December 31, 1995             (223,833)        (220,260)
                                                         --------         --------
Total Stockholders' Equity                                363,443          366,946
                                                         --------         --------
Total Liabilities and Stockholders' Equity               $825,872         $803,915
                                                         ========         ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                            EG&G, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CASH FLOWS

             For the Three Months Ended March 31, 1996 and April 2, 1995

                                     (Unaudited)
                                      ---------

                                                                 (In Thousands)
                                                                  ------------
                                                               Three Months Ended
                                                            ------------------------
                                                            March 31,       April 2,
                                                               1996           1995
                                                            ---------       -------
Cash Flows Provided by (Used in) Operating Activities:
   Net income                                               $ 12,782       $ 13,689
   Deduct net income from discontinued operations               (900)        (4,337)
                                                            --------       --------
   Income from continuing operations                          11,882          9,352
   Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operations:
      Depreciation and amortization                            9,062          8,727
      Changes in assets and liabilities:
         Decrease (increase) in accounts receivable           (8,836)        12,737
         Decrease (increase) in inventories                   (7,935)         2,476
         Increase (decrease) in accounts payable               7,886         (1,964)
         Decrease in accrued restructuring costs              (1,697)        (4,233)
         Decrease in accrued expenses                         (6,252)        (1,658)
         Change in prepaid and deferred taxes                 (2,413)        (2,634)
         Change in prepaid expenses and other                 (6,212)        (8,885)
                                                            --------       --------
Net Cash Provided by (Used in) Continuing Operations          (4,515)        13,918
Net Cash Provided by Discontinued Operations                   3,403         15,151
                                                            --------       --------
Net Cash Provided by (Used in) Operating Activities           (1,112)        29,069
                                                            --------       --------

                            EG&G, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CASH FLOWS

             For the Three Months Ended March 31, 1996 and April 2, 1995

                                     (Unaudited)
                                      ---------

                                                                 (In Thousands)
                                                                  ------------
                                                               Three Months Ended
                                                            ------------------------
                                                            March 31,       April 2,
                                                               1996           1995
                                                            ---------       -------
Cash Flows Used in Investing Activities:
   Capital expenditures                                      (26,982)        (9,217)
   Proceeds from sales of investment securities                4,459          2,307
   Other                                                         851           (576)
                                                            --------       --------
Net Cash Used in Investing Activities                        (21,672)        (7,486)
                                                            --------       --------

Cash Flows Provided by (Used in) Financing Activities:
   Increase in commercial paper                               28,894         21,751
   Other debt proceeds (payments)                             (1,012)         2,219
   Proceeds from issuance of common stock                      3,472            144
   Purchases of common stock                                  (7,045)       (28,615)
   Cash dividends                                             (6,674)        (7,721)
   Other                                                          22           (553)
                                                            --------       --------
Net Cash Provided by (Used in) Financing Activities           17,657        (12,775)
                                                            --------       --------

Effect of exchange rate changes on cash
   and cash equivalents                                       (1,475)         1,392
                                                            --------       --------
Net Increase (Decrease) in Cash and Cash Equivalents          (6,602)        10,200

Cash and cash equivalents at beginning of period              76,204         66,424
                                                            --------       --------
Cash and cash equivalents at end of period                  $ 69,602       $ 76,624
                                                            ========       ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                             EG&G, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

(1)  Basis of Presentation
- --------------------------
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The balance sheet amounts as of December 31, 1995 in this report were extracted from the Company's audited 1995 financial statements included in the latest annual report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and April 2, 1995 and the cash flows for the three months then ended. The results of operations are not necessarily to be considered indicative of the results for the entire year.

Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based
Compensation.   SFAS No. 123 provides that companies account for the grant of stock options and other stock-based compensation at either fair value or continue to account for at intrinsic value in accordance with Accounting Principles Board (APB) Opinion No. 25 with disclosure of pro forma compensation expense and the effect on net income and earnings per share based on fair value. The Company has elected to continue to apply APB Opinion No. 25.

(2)  Other Income (Expense), Net
- --------------------------------
Other income (expense), net, consisted of the following:

                                               (In Thousands)
                                                ------------
                                             Three Months Ended
                                            --------------------
                                            March 31,    April 2,
                                               1996        1995
                                            ---------    -------
      Interest income                        $   955     $ 1,059
      Interest expense                        (3,184)     (1,593)
      Gains (losses) on investments, net           -         900
      Other                                      334        (566)
                                             -------     -------
                                             $(1,895)    $  (200)
                                             =======     =======

                       EG&G, INC. AND SUBSIDIARIES

                               (Unaudited)

(3)  Discontinued Operations
- ----------------------------
The former Department of Energy (DOE) Support segment, which has provided services under management and operations contracts, is presented as discontinued operations in accordance with APB Opinion No. 30.

Summary operating results of the discontinued operations were as follows:

                                               (In Thousands)
                                                ------------
                                             Three Months Ended
                                            --------    -------
                                            March 31,   April 2,
                                               1996       1995
                                            --------    -------
    Sales                                    $32,289   $246,154
    Costs and expenses                        30,905    239,481
    Income from discontinued
      operations before income taxes           1,384      6,673
    Provision for income taxes                   484      2,336
                                             -------   --------
    Income from discontinued
      operations, net of income taxes        $   900   $  4,337
                                             =======   ========

Net assets (liabilities) of discontinued operations consisted of the following:

                                               (In Thousands)
                                                ------------
                                             March 31,  December 31,
                                               1996        1995
                                             --------    ----------
     Accounts receivable, primarily
       unbilled                               $ 3,306    $  7,575
     Operating current liabilities             (9,643)    (11,439)
     Other                                         88         118
                                              -------    --------
                                              $(6,249)   $ (3,746)
                                              =======    ========

(4) Accounts Receivable
- -----------------------
Accounts receivable as of March 31, 1996 and December 31, 1995 included unbilled receivables of $40 million and $44 million, respectively, which were due primarily from U.S. Government agencies. Accounts receivable were net of reserves for doubtful accounts of $4.1 million and $4.4 million as of March 31, 1996 and December 31, 1995, respectively.

                       EG&G, INC. AND SUBSIDIARIES

                               (Unaudited)

(5)  Inventories
- ----------------
Inventories consisted of the following:

                                               (In Thousands)
                                                ------------
                                            March 31, December 31,
                                               1996        1995
                                            --------  -----------
     Finished goods                         $ 28,719    $ 28,540
     Work in process                          31,849      28,613
     Raw materials                            60,169      57,046
                                            --------    --------
                                            $120,737    $114,199
                                            ========    ========

(6)  Property, Plant and Equipment, at Cost
- -------------------------------------------
Property, plant and equipment consisted of the following:

                                                (In Thousands)
                                                 ------------
                                            March 31, December 31,
                                               1996       1995
                                            --------    -------
     Land                                   $ 11,723   $ 12,003
     Buildings and leasehold improvements    111,045    108,254
     Machinery and equipment                 308,329    297,309
                                            --------   --------
                                            $431,097   $417,566
                                            ========   ========

(7)  Investments
- ----------------
Investments consisted of the following:

                                                (In Thousands)
                                                 ------------
                                            March 31,  December 31,
                                              1996         1995
                                            --------   -----------
     Marketable investments                  $ 8,872     $ 9,547
     Other investments                           986       1,396
     Joint venture investments                 5,563       7,349
                                             -------     -------
                                              15,421      18,292
     Less investments classified
      as other current assets                 (1,389)     (2,220)
                                             -------     -------
                                             $14,032     $16,072
                                             =======     =======

                       EG&G, INC. AND SUBSIDIARIES

                               (Unaudited)

 At March 31, 1996, marketable investments, all classified as available for sale, had an aggregate market value of $8.9 million and gross unrealized holding gains of $0.9 million. Net unrealized holding gains, net of deferred taxes, of $0.6 million and $0.2 million were reported as a separate component of stockholders' equity at March 31, 1996 and December 31, 1995, respectively. Marketable investments of $0.4 million and other investments of $1 million were classified as other current assets at March 31, 1996.

(8)  Intangible and Other Assets
- --------------------------------
The decrease in intangible assets resulted primarily from current year amortization and the effect of translating goodwill denominated in non-U.S. currencies at current exchange rates.

(9)  Accrued Expenses
- ---------------------
Accrued expenses consisted of the following:

                                                (In Thousands)
                                                 ------------
                                              March 31,  December 31,
                                                1996        1995
                                              --------   -----------
     Payroll and incentives                   $ 16,892    $ 28,660
     Employee benefits                          43,529      40,178
     Federal, non-U.S. and state income taxes   31,882      33,153
     Other                                      66,052      66,680
                                              --------    --------
                                              $158,355    $168,671
                                              ========    ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                      EG&G, INC. AND SUBSIDIARIES

                         Results of Operations
                         ---------------------

The following industry segment information is presented as an aid to a better understanding of the Company's operating results:

                                             (In Thousands)
                                              ------------
                                           Three Months Ended
                                     -------------------------------
                                     March 31,    April 2,  Increase
                                        1996        1995   (Decrease)
                                    ---------     -------  ---------
Sales:
    Instruments                      $ 73,581    $ 69,842   $  3,739
    Mechanical Components              68,541      59,790      8,751
    Optoelectronics                    65,879      59,433      6,446
    Technical Services                138,790     149,165    (10,375)
                                     --------    --------   --------
                                     $346,791    $338,230   $  8,561
                                     ========    ========   ========

Operating Income From Continuing
  Operations:
    Instruments                      $  6,808    $  3,244   $  3,564
    Mechanical Components               7,227       6,019      1,208
    Optoelectronics                     4,115       2,320      1,795
    Technical Services                  8,450      11,110     (2,660)
    General Corporate Expenses         (6,675)     (7,020)       345
                                     --------    --------   --------
                                     $ 19,925    $ 15,673   $  4,252
                                     ========    ========   ========

The discussion that follows is a summary analysis of the major changes in operating results by industry segment that occurred for the three months ended March 31, 1996 compared to the three months ended April 2, 1995.

Overview

Sales from continuing operations increased 3% in 1996 to $347 million, reflecting a 10% growth in the three products segments, partially offset by a decline in the Technical Services segment's sales. Operating income from continuing operations increased 27% over the 1995 level, reflecting the impact of higher sales and increased savings resulting from the Company's restructuring plan. In the first quarter of 1996, cost savings under the restructuring plan totaled $6 million, a $3 million increase over the savings achieved in the first quarter of 1995.

                  EG&G, INC. AND SUBSIDIARIES

Sales

Sales from continuing operations were $347 million in the first quarter of
1996, a 3% increase over the 1995 level.   The Instruments' $3.7 million
increase resulted primarily from higher demand for security and diagnostic products, partially offset by a $2.2 million decrease due to the divestiture of two product lines in 1995. The continued recovery of the aerospace market and higher demand for industrial process sealing and electromechanical products resulted in the $8.8 million increase in
Mechanical Components' sales.   In Optoelectronics, the $6.4 million
increase resulted from higher demand for flash products and sensors for the medical and automotive markets. In Technical Services, the $10.4 million decrease was primarily due to the $6.6 million combined impact of reduced government funding levels and the completion of two contracts in 1995. Automotive operations' sales decreased $3.8 million as a result of lower demand for stationary testing services and reduced outsourcing of automotive testing.

Operating Income From Continuing Operations

Operating income from continuing operations was $19.9 million in the first quarter of 1996, a 27% increase over 1995. The increase reflected the impact of higher sales and increased savings resulting from the Company's restructuring plan. In the first quarter of 1996, cost savings under the restructuring plan totaled $6 million, a $3 million increase over the savings achieved in the first quarter of 1995. The Instruments' $3.6 million increase in operating income resulted from the margin on higher sales and $1 million of increased cost reductions resulting from the restructuring plan. The Mechanical Components' increase of $1.2 million resulted primarily from the margin on higher sales. The $1.8 million increase in Optoelectronics resulted from the margin on higher sales and $1 million of increased cost reductions. In Technical Services, the profit impact of the sales reduction, primarily in automotive operations, offset by an estimated provision for a legal judgment recorded in 1995, resulted in a $2.7 million decrease.

Other

The net increase of $1.7 million in other expense was primarily due to higher interest expense reflecting the issuance of $115 million of ten-year notes in the third quarter of 1995, lower foreign exchange losses and the absence of investment gains in 1996. The effective tax rate of 34.1% in 1996 was lower than the 39.6% in 1995 primarily due to lower repatriation costs and changes in geographical distribution of income.

Discontinued Operations

Income from discontinued operations, net of income taxes, was $3.4 million lower in 1996, reflecting the expiration of the Rocky Flats and Nevada Test Site contracts in 1995. The Mound contract, the Company's remaining management and operations contract with the DOE, expires on September 30, 1996, and sales and income from the contract are dependent upon the work scope and fee pools that are negotiated annually. In accordance with contract terms, the DOE may extend the contract, under existing terms and conditions, for a period of one year.

                       EG&G, INC. AND SUBSIDIARIES

                           Financial Condition
                           -------------------

The Company's cash and cash equivalents decreased $6.6 million in the first quarter of 1996 while short-term debt increased $28 million, mainly due to an increase in capital expenditures. Net cash used in continuing operating activities was $4.5 million in 1996 compared to $13.9 million of net cash provided in the first quarter of 1995. The change in net cash resulted primarily from increases in accounts receivable and inventories in 1996 compared to decreases in 1995. The increase in accounts receivable was caused by higher sales in the products segments and the timing of payments under government contracts.

Discontinued operations generated cash of $3.4 million in the first quarter of 1996 compared to $15.2 million in 1995, reflecting the expiration of the Rocky Flats and Nevada Test Site contracts.

Capital expenditures were $27 million in the first quarter of 1996, an increase of $18 million over the same period in 1995. In 1996, capital expenditures are expected to exceed the 1995 level by approximately 50%. These increases support new product development initiatives primarily in the Optoelectronics segment, including the amorphous silicon and micromachined sensor programs.

During the first quarter of 1996, the Company purchased 300,000 shares of its common stock through periodic purchases on the open market at a cost of $7 million. As of March 31, 1996, the Company had authorization to purchase 5.3 million additional shares.

In March 1996, the Company renegotiated its credit facilities with the signing of two revolving credit agreements totaling $200 million. These agreements consist of a $100 million, 364-day facility and a $100 million, five-year facility, which expires in March 2001. These agreements serve primarily as backup facilities for the Company's commercial paper borrowing program.

Exhibits

                        EG&G, INC. AND SUBSIDIARIES


Exhibit 27 - Financial data schedule

                        PART II.  OTHER INFORMATION

                        EG&G, INC. AND SUBSIDIARIES

Item 4.   Results of Votes of Security Holders

(a) The Company's annual meeting of stockholders was held on April 23, 1996.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors. All such nominees were elected, and the number of Directors was fixed at eleven.

Item 5.   Other Information

          On April 23, 1996, the Company announced that Dr. Fred B. Parks was elected President of the Company and a member of the Board of Directors.

          On April 24, 1996, the Company announced that Nicholas A. Lopardo was elected to the Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits incorporated by reference from Part I herein

          Exhibit 27 - Financial data schedule (submitted in electronic format only)

(b)       Reports on Form 8-K

          Report on Form 8-K dated January 5, 1996 was filed with the commission reporting the appointment of John F. Alexander, II as Chief Financial Officer and the election of Tamara J. Erickson as a member of the Board of Directors.

                        EG&G, INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EG&G, Inc.

                                        By /s/ John F. Alexander, II
                                           -------------------------
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


           Date  May 13, 1996
                 ------------