Form 10-Q
period 1996-06-30
EG&G INC
filed 1996-08-08
CIK 31791

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

                                FORM 10-Q

      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                   OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      Commission File Number 1-5075

                               EG&G, Inc.
                               ----------
         (Exact name of registrant as specified in its charter)

        Massachusetts                     04-2052042
        -------------                     ----------
(State or other jurisdiction of     (I.R.S. employer identification no.)
 incorporation or organization)

             45 William Street, Wellesley, Massachusetts  02181
             --------------------------------------------------
             (Address of principal executive offices)(Zip Code)

                               (617) 237-5100
                               --------------
            (Registrant's telephone number, including area code)

                                    NONE
                                    ----
           (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                          Yes     X         No
                                              --------         --------

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                           Outstanding at July 28, 1996
          -----                           ----------------------------

Common Stock, $1 par value                        47,312,000
                                          (Excluding treasury shares)
                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                       EG&G, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS

    For the Three and Six Months Ended June 30, 1996 and July 2, 1995

                               (Unaudited)
                                ---------

                                            (In Thousands Except Per Share Data)
                                             ----------------------------------
                                         Three Months Ended     Six Months Ended
                                        -------------------    -------------------
                                         June 30,   July 2,     June 30,   July 2,
                                           1996      1995         1996      1995
                                        --------   -------     --------    -------
Sales:
  Products                              $216,221  $207,300     $424,222    $403,680
  Services                               139,686   134,951      278,476     276,801
                                        --------  --------     --------    --------
Total Sales                              355,907   342,251      702,698     680,481
                                        --------  --------     --------    --------

Costs and Expenses:
  Cost of sales:
    Products                             137,712   135,309      269,637     264,592
    Services                             122,368   116,222      246,824     240,078
                                        --------  --------     --------    --------
  Total cost of sales                    260,080   251,531      516,461    504,670
  Research and development expenses       11,414     9,587       22,375     20,361
  Selling, general and administrative
    expenses                              62,999    60,698      122,523    119,342
                                        --------  --------     --------   --------
Total Costs and Expenses                 334,493   321,816      661,359    644,373
                                        --------  --------     --------   --------
Operating Income From Continuing
  Operations                              21,414    20,435       41,339     36,108

Other Income (Expense), Net (Note 2)      (1,059)     (167)      (2,954)      (367)
                                        --------  --------     --------   --------
Income From Continuing Operations
  Before Income Taxes                     20,355    20,268       38,385     35,741
Provision for Income Taxes                 6,212     7,925       12,360     14,046
                                        --------  --------     --------   --------
Income From Continuing Operations         14,143    12,343       26,025     21,695
Income From Discontinued Operations,
  Net of Income Taxes (Note 3)             1,496     4,033        2,396      8,370
                                        --------  --------     --------   --------
Net Income                              $ 15,639  $ 16,376     $ 28,421   $ 30,065
                                        ========  ========     ========   ========

                    EG&G, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS

    For the Three and Six Months Ended June 30, 1996 and July 2, 1995

                               (Unaudited)
                                ---------

                                      (In Thousands Except Per Share Data)
                                       ----------------------------------
                                   Three Months Ended       Six Months Ended
                                   ------------------      ------------------
                                   June 30,   July 2,      June 30,   July 2,
                                     1996      1995         1996       1995
                                   --------   -------     --------    -------
Earnings Per Share:
Continuing Operations                  $.30      $.23         $.55       $.40
Discontinued Operations                 .03       .08          .05        .16
                                       ----      ----         ----       ----
Net Income                             $.33      $.31         $.60       $.56
                                       ====      ====         ====       ====

Cash Dividends Per Common Share        $.14      $.14         $.28       $.28
                                       ====      ====         ====       ====

Weighted Average Shares of Common
  Stock Outstanding                  47,424    52,881       47,527     53,649

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                          EG&G, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                   As of June 30, 1996 and December 31, 1995

                 (Dollars in Thousands Except Per Share Data)
                  ------------------------------------------


                                                June 30,    December 31,
                                                  1996          1995
                                                --------    -----------

                                               (Unaudited)
                                                ---------
Current assets:
  Cash and cash equivalents                      $ 69,794     $ 76,204
  Accounts receivable (Note 4)                    219,069      211,903
  Inventories (Note 5)                            125,918      114,199
  Other (Note 7)                                   70,704       66,380
                                                 --------     --------
Total Current Assets                              485,485      468,686
                                                 --------     --------
Property, Plant and Equipment:
  At cost (Note 6)                                447,479      417,566
  Accumulated depreciation and amortization      (274,768)    (270,026)
                                                 --------     --------
Net Property, Plant and Equipment                 172,711      147,540
                                                 --------     --------
Investments (Note 7)                               13,105       16,072
Intangible Assets (Note 8)                        115,371      123,421
Other Assets                                       50,724       48,196
                                                 --------     --------
Total Assets                                     $837,396     $803,915
                                                 ========     ========

                         EG&G, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                   As of June 30, 1996 and December 31, 1995

                 (Dollars in Thousands Except Per Share Data)


                                                June 30,     December 31,
                                                  1996          1995
                                                --------     -----------

                                              (Unaudited)
                                               ---------

Current Liabilities:
  Short-term debt                              $ 46,237       $  5,275
  Accounts payable                               78,309         72,759
  Accrued expenses (Note 9)                     156,053        168,671
  Net liabilities of discontinued operations
     (Note 3)                                     6,642          3,746
                                               --------       --------
Total Current Liabilities                       287,241        250,451
                                               --------       --------
Long-Term Debt                                  115,079        115,222
Long-Term Liabilities                            68,820         71,296
Contingencies

Stockholders' Equity:
  Preferred stock - $1 par value, authorized
    1,000,000 shares; none outstanding                -              -
  Common stock - $1 par value, authorized
    100,000,000 shares;
      issued 60,102,000 shares                   60,102         60,102
  Retained earnings                             513,234        498,181
  Cumulative translation adjustments             20,863         28,679
  Net unrealized gain on marketable
      investments (Note 7)                          491            244
  Cost of shares held in treasury;
    12,805,000 shares at June 30, 1996 and
    12,492,000 shares at December 31, 1995     (228,434)       (220,260)
                                               --------        --------
Total Stockholders' Equity                      366,256         366,946
                                               --------        --------
Total Liabilities and Stockholders' Equity     $837,396        $803,915
                                               ========        ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

             For the Six Months Ended June 30, 1996 and July 2, 1995

                                   (Unaudited)
                                    ---------


                                                       (In Thousands)
                                                        ------------
                                                      Six Months Ended
                                                   -----------------------
                                                   June 30,        July 2,
                                                     1996           1995
                                                   --------       --------

Cash Flows Provided by Operating Activities:
   Net income                                      $ 28,421       $ 30,065
   Deduct net income from discontinued operations    (2,396)        (8,370)
                                                   --------       --------
   Income from continuing operations                 26,025         21,695
   Adjustments to reconcile income from continuing
     operations to net cash provided by continuing
     operations:
      Depreciation and amortization                  18,270         18,580
      Changes in assets and liabilities:
         Decrease (increase) in accounts receivable  (8,654)        22,688
         Decrease (increase) in inventories         (13,234)         5,577
         Increase in accounts payable                 6,050          2,412
         Decrease in accrued expenses               (11,107)        (5,353)
         Change in prepaid and deferred taxes        (1,477)        (1,657)
         Change in prepaid expenses and other        (9,395)        (5,731)
                                                   --------       --------
Net Cash Provided by Continuing Operations            6,478         58,211
Net Cash Provided by Discontinued Operations          5,292         19,124
                                                   --------       --------
Net Cash Provided by Operating Activities            11,770         77,335
                                                   --------       --------

                           EG&G, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

             For the Six Months Ended June 30, 1996 and July 2, 1995

                                   (Unaudited)
                                    ---------


                                                       (In Thousands)
                                                        ------------
                                                      Six Months Ended
                                                   ----------------------
                                                   June 30,       July 2,
                                                     1996          1995
                                                   --------      --------

Cash Flows Used in Investing Activities:
   Capital expenditures                             (45,851)      (26,928)
   Proceeds from sales of investment securities       7,038         4,538
   Other                                              2,804        (1,236)
                                                   --------      --------
Net Cash Used in Investing Activities               (36,009)      (23,626)
                                                   --------      --------

Cash Flows Provided by (Used in) Financing Activities:
   Increase (decrease) in commercial paper           41,000        (4,911)
   Other debt payments                                 (226)       (3,718)
   Proceeds from issuance of common stock             3,820           160
   Purchases of common stock                        (12,032)      (36,193)
   Cash dividends                                   (13,330)      (15,158)
   Other                                                 63          (550)
                                                   --------      --------
Net Cash Provided by (Used in) Financing
   Activities                                        19,295       (60,370)
                                                   --------      --------
Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                              (1,466)        1,062
                                                   --------      --------
Net Decrease in Cash and Cash Equivalents            (6,410)       (5,599)

Cash and cash equivalents at beginning of period     76,204        66,424
                                                   --------      --------
Cash and cash equivalents at end of period         $ 69,794      $ 60,825
                                                   ========      ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                    EG&G, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)

(1)  Basis of Presentation
- --------------------------
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The balance sheet amounts as of December 31, 1995 in this report were extracted from the Company's audited 1995 financial statements included in the latest annual report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and July 2, 1995 and the cash flows for the six months then ended. The results of operations are not necessarily to be considered indicative of the results for the entire year.

Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting
for Stock-Based Compensation.   SFAS No. 123 requires companies to
account for the grant of stock options and other stock-based compensation at fair value or to continue to account for them at intrinsic value in accordance with Accounting Principles Board (APB) Opinion No. 25 with disclosure of the effects of the fair value accounting on compensation expense, net income and earnings per share on a pro forma basis. The Company has elected to continue to apply APB Opinion No. 25.


(2)  Other Income (Expense), Net
- --------------------------------
Other income (expense), net, consisted of the following:


                                 (In Thousands)
                                  ------------
                       Three Months Ended     Six Months Ended
                      -------------------    ------------------
                      June 30,    July 2,    June 30,   July 2,
                        1996       1995        1996       1995
                      --------    -------    --------   -------
    Interest income    $   820    $ 1,076     $ 1,775   $ 2,135
    Interest expense    (3,232)    (1,967)     (6,416)   (3,560)
    Gains (losses) on
      investments, net     917       (155)        917       745
    Other                  436        879         770       313
                       -------    --------    -------    -------
                       $(1,059)   $  (167)    $(2,954)  $  (367)
                       =======    =======     =======   =======

                       EG&G, INC. AND SUBSIDIARIES

                               (Unaudited)

(3) Discontinued Operations
- ---------------------------
The former Department of Energy (DOE) Support segment, which has provided services under management and operations contracts, is presented as discontinued operations in accordance with APB Opinion No. 30.

Summary operating results of the discontinued operations were as follows:

                                            (In Thousands)
                                 Three Months Ended    Six Months Ended
                                 ------------------   -------------------
                                 June 30,    July 2,  June 30,    July 2,
                                   1996       1995      1996       1995
                                 --------  --------   --------  ---------

     Sales                       $28,790   $277,137    $61,079   $523,291
     Costs and expenses           26,488    270,933     57,393    510,414
                                 -------   --------    -------   --------
     Income from discontinued
       operations before
       income taxes                2,302      6,204      3,686     12,877
     Provision for income taxes      806      2,171      1,290      4,507
                                 -------   --------    -------   --------
     Income from discontinued
       operations, net of
       income taxes              $ 1,496   $  4,033    $ 2,396   $  8,370
                                 =======   ========    =======   ========

Sales and income from discontinued operations decreased in 1996, reflecting the expiration of the Rocky Flats and Nevada Test Site contracts in 1995.

Net assets (liabilities) of discontinued operations consisted of the following:


                                     (In Thousands)
                                      ------------
                                 June 30,   December 31,
                                   1996         1995
                                 --------   ------------
     Accounts receivable,
       primarily unbilled        $ 2,050       $ 7,575
     Operating current
       liabilities                (8,692)      (11,439)
     Other                             -           118
                                 -------       -------
                                 $(6,642)      $(3,746)
                                 =======       =======

                       EG&G, INC. AND SUBSIDIARIES

                               (Unaudited)

(4)  Accounts Receivable
- ------------------------
Accounts receivable as of June 30, 1996 and December 31, 1995 included unbilled receivables of $43 million and $44 million, respectively, which were due primarily from U.S. Government agencies. Accounts receivable were net of reserves for doubtful accounts of $5 million and $4.4 million as of June 30, 1996 and December 31, 1995, respectively.

(5)  Inventories
- ----------------
Inventories consisted of the following:

                                         (In Thousands)
                                          ------------
                                     June 30,  December 31,
                                       1996        1995
                                     --------   -----------
      Finished goods                 $ 29,683     $ 28,540
      Work in process                  33,618       28,613
      Raw materials                    62,617       57,046
                                     --------     --------
                                     $125,918     $114,199
                                     ========     ========

(6)  Property, Plant and Equipment, at Cost
- -------------------------------------------
Property, plant and equipment consisted of the following:

                                         (In Thousands)
                                          ------------
                                     June 30,   December 31,
                                       1996         1995
                                    ---------   -----------
     Land                           $ 11,714     $ 12,003
     Buildings and leasehold
     improvements                    112,973      108,254
     Machinery and equipment         322,792      297,309
                                    ---------    --------
                                    $447,479     $417,566
                                    ========     ========

                       EG&G, INC. AND SUBSIDIARIES

                               (Unaudited)


(7)  Investments
- ----------------
Investments consisted of the following:

                                         (In Thousands)
                                          ------------
                                     June 30,   December 31,
                                       1996         1995
                                    ---------   ------------
     Marketable investments           $ 8,839     $ 9,547
     Other investments                    984       1,396
     Joint venture investments          4,463       7,349
                                      -------     -------
                                       14,286      18,292
     Less investments classified
       as other current assets         (1,181)     (2,220)
                                      -------     -------
                                      $13,105     $16,072
                                      =======     =======

                  EG&G, INC. AND SUBSIDIARIES

                            (Unaudited)


At June 30, 1996, marketable investments, all classified as available for sale, had an aggregate market value of $8.8 million and gross unrealized holding gains of $0.8 million. Gross unrealized holding gains, net of deferred taxes, of $0.5 million were reported as a separate component of stockholders' equity at June 30, 1996. Other investments of $1 million and $0.2 million of marketable investments were classified as other current assets at June 30, 1996.

(8)  Intangible Assets
- ----------------------
The decrease in intangible assets resulted primarily from current year amortization and the effect of translating goodwill denominated in non-U.S. currencies at current exchange rates.


(9)  Accrued Expenses
- ---------------------
Accrued expenses consisted of the following:

                                       (In Thousands)
                                        ------------
                                     June 30,  December 31,
                                      1996        1995
                                    --------  ------------
     Payroll and incentives        $ 21,634    $ 28,660
     Employee benefits               46,777      40,178
     Federal, non-U.S. and
      state income taxes             29,047      33,153
     Other                           58,595      66,680
                                    --------   --------
                                    $156,053   $168,671
                                    ========   ========

Item 2.  Management's Discussion and Analysis of Results of Operations
         -------------------------------------------------------------
         and Financial Condition
         -----------------------

                       EG&G, INC. AND SUBSIDIARIES

                          Results of Operations
                          ---------------------
The following industry segment information is presented as an aid to a better understanding of the Company's operating results:

                                         (In Thousands)
                                          ------------
                        Three Months Ended              Six Months Ended
                  ----------------------------  -----------------------------
                  June 30,   July 2,  Increase  June 30,    July 2,  Increase
                    1996      1995   (Decrease)   1996       1995   (Decrease)
                  --------  --------  --------  --------   --------  --------
Sales:
 Instruments      $ 78,776  $ 71,333   $ 7,443  $152,357   $141,175  $ 11,182
 Mechanical
   Components       69,240    63,517     5,723   137,781    123,307    14,474
 Optoelectronics    68,205    65,944     2,261   134,084    125,377     8,707
 Technical
   Services        139,686   141,457    (1,771)  278,476    290,622   (12,146)
                  --------  --------   -------  --------   --------  --------
                  $355,907  $342,251   $13,656  $702,698   $680,481  $ 22,217
                  ========  ========   ======== ========   ========  ========

Operating Income From
 Continuing Operations:
 Instruments      $  9,457  $  2,851   $ 6,606  $ 16,265   $  6,095  $ 10,170
 Mechanical
   Components        8,130     7,118     1,012    15,357     13,137     2,220
 Optoelectronics       864     6,314    (5,450)    4,979      8,634    (3,655)
 Technical Services  9,113    11,426    (2,313)   17,563     22,536    (4,973)
 General Corporate
   Expenses         (6,150)    7,274)    1,124   (12,825)   (14,294)    1,469
                  --------  --------   -------  --------    -------  --------
                  $ 21,414  $ 20,435   $   979  $ 41,339    $ 36,108 $  5,231
                  ========  ========   =======  ========    ======== ========

   The discussion that follows is a summary analysis of the majorchanges in operating results by industry segment that occurred for the three and six months ended June 30, 1996 compared to the three and six months ended July 2, 1995.

  Item 2.  Management's Discussion and Analysis of Results of Operations
           -------------------------------------------------------------
           and Financial Condition
           -----------------------

                       EG&G, INC. AND SUBSIDIARIES

                          Results of Operations
                          ---------------------

   Overview
   Sales from continuing operations increased 4% for the second quarter of 1996 compared to 1995, while sales for the six months increased 3%. The quarter increase reflected 8% growth in the three products segments partially offset by a decrease in Technical Services sales. Operating income from continuing operations increased 5% for the second quarter and 14% on a year-to-date basis. The improvements reflected the impact of higher sales in the Instruments and Mechanical Components segments and lower costs resulting from the Company s restructuring plan, partially offset by decreases in Optoelectronics and Technical Services income. Cost savings under the restructuring plan totaled $6 million for the quarter and $12 million for the six months of 1996. This represents a $3 million increase for the quarter and a $6 million increase for the six months over the savings achieved for the comparable periods in 1995.

                       EG&G, INC. AND SUBSIDIARIES

Instruments
Second Quarter
The $7.4 million sales increase resulted mainly from strong demand for advanced explosives detection systems from airport and government agencies. Partially offsetting the increase was a $2.2 million decrease due to the divestiture of two product lines in 1995 and lower sales due to the effect of changes in foreign exchange rates. The $6.6 million increase in operating income resulted primarily from improved margins on higher sales, as well as income from the expiration of a grant liability, the favorable impact on export shipment margins caused by the weakening of the Finnish markka and lower costs resulting from the restructuring plan. Six Months
The $11.2 million sales increase resulted mainly from higher demand for security systems and diagnostic products. These increases were partially offset by a $4.4 million decrease due to the divestiture of two product lines in 1995. Operating income increased $10.2 million from improved margins on higher sales, lower costs resulting from the restructuring plan, income from the expiration of a grant liability and the favorable impact on export shipment margins caused by the weakening of the Finnish markka.

Mechanical Components
Second Quarter
The continued recovery of the aerospace market and higher demand for electromechanical and industrial process sealing products resulted in a $5.7 million sales increase. The increase of $1 million in income resulted from the margin on higher sales and lower costs resulting from the restructuring plan partially offset by the recognition of projected excess contract costs in the aircraft exhaust and ducting components business.
Six Months
Higher demand for aerospace, industrial process sealing and electromechanical products resulted in a $14.5 million sales increase. The $2.2 million income increase resulted from the margin on higher sales and lower costs from the restructuring plan partially offset by projected excess contract costs.

Optoelectronics
Second Quarter
Sales were $2.3 million higher than last year as a result of higher demand for infrared detection and camera products offset partially by decreases caused by the divestiture of a product line in 1995 and continued lower power supplies sales. Operating income decreased $5.5 million primarily as a result of production yield problems, inventory reserve provisions and fixed asset adjustments in the micromachined sensor business, projected excess contract costs and lower sales in the power supplies business, planned increased research and development expenses for the amorphous silicon program and a reserve for a components business receivable. Partially offsetting these decreases were lower costs resulting from the restructuring plan.

                  EG&G, INC. AND SUBSIDIARIES

Six Months
Sales increased $8.7 million due to higher demand for micromachined sensors for the medical market, accelerometers for the automotive market, infrared detectors and camera products. Partially offsetting the increases were decreases caused by the divestiture of a product line in 1995 and lower power supplies sales. Income decreased $3.7 million as a result of production yield problems, inventory reserve provisions and fixed asset adjustments in the micromachined sensor business, planned increased research and development expenses for the amorphous silicon program and projected excess contract costs and lower sales in the power supplies business. Partially offsetting these decreases were lower costs resulting from the restructuring plan.

Technical Services
Second Quarter
The $5 million sales decrease in automotive operations was primarily due to lower demand for stationary testing services and completion of a testing contract at the end of the first quarter of 1996. Sales in government services operations increased $3 million primarily as a result of increased billings from the chemical weapons disposal contract and a new contract for construction and maintenance services, partially offset by the completion of two contracts in 1995. The $2.3 million decrease in income was primarily the result of lower sales in the automotive operations.
Six Months
The $9 million decrease in automotive operations sales resulted primarily from lower demand for stationary testing services and completion of a testing contract. The $3 million sales decrease in government services operations was mainly due to the combined impact of reduced government funding levels and the completion of two contracts in 1995. The profit impact of the sales reduction, primarily in automotive operations, partially offset by an estimated provision for a legal judgment recorded in 1995, resulted in a $5 million decrease in operating income.

General Corporate Expenses
The decreases for the quarter and six months were due primarily to lower costs as a result of the restructuring plan.

Other
The net increase of $0.9 million in other expense for the second quarter was due to higher interest expense reflecting the issuance of $115 million of ten-year notes in the third quarter of 1995, partially offset by investment gains in 1996. The six month increase of $2.6 million was mainly due to higher interest expense. The effective tax rate of 32.2% for the six months of 1996 was lower than the 39.3% rate in 1995 primarily due to lower anticipated repatriation costs and changes in the geographical distribution of income in 1996.

                  EG&G, INC. AND SUBSIDIARIES

Discontinued Operations
Income from discontinued operations, net of income taxes, decreased for the quarter and six months, reflecting the expiration of the Rocky Flats and Nevada Test Site contracts in 1995. The Mound contract, the Company's remaining management and operations contract with the DOE, expires on September 30, 1996. Sales and income from the Mound contract are dependent upon the work scope and fee pools that are negotiated annually. In accordance with contract terms, the DOE may extend the Mound contract, under existing terms and conditions, for up to an additional year.

                      Financial Condition
                      -------------------

The Company's cash and cash equivalents decreased $6.4 million in the first six months of 1996 while short-term debt increased $41 million, mainly due to an increase in capital expenditures. Net cash provided by continuing operating activities was $6.5 million in 1996 compared to $58.2 million in 1995. The change in net cash resulted primarily from increases in accounts receivable and inventories in 1996 compared to decreases in 1995. The accounts receivable increase was mainly caused by higher sales in the products segments and the timing of payments under government contracts. Inventory levels were increased primarily for anticipated sales. Although progress was not achieved in the first half of 1996, the Company s program to reduce receivables and inventories remains a management priority.

Discontinued operations generated cash of $5.3 million in the six months of 1996 compared to $19.1 million in 1995, reflecting the expiration of the Rocky Flats and Nevada Test Site contracts.

Capital expenditures were $45.9 million in the first six months of 1996, an increase of $19 million over the same period in 1995. In 1996, capital expenditures are expected to exceed the 1995 level by approximately 50%. These increases support new product development initiatives primarily in the Optoelectronics segment.

During the first six months of 1996, the Company purchased 531,000 shares of its common stock through periodic purchases on the open market at a cost of $12 million. As of June 30, 1996, the Company had authorization to purchase 5.1 million additional shares. The pace of future purchases will be dependent upon working capital reductions and cash utilization alternatives.

In March 1996, the Company renegotiated its credit facilities with the signing of two revolving credit agreements totaling $200 million. These agreements consist of a $100 million, 364-day facility and a $100 million, five-year facility, which expires in March 2001. These agreements serve primarily as backup facilities for the Company's commercial paper borrowing program.

Exhibits
- --------

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

                       EG&G, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits incorporated by reference from Part I herein

         Exhibit 27 - Financial data schedule (submitted in electronic format only)

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended June 30, 1996.

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


Date  August 7, 1996
      --------------