Form 10-Q
period 1996-09-29
EG&G INC
filed 1996-11-13
CIK 31791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 29, 1996

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

                45 William Street, Wellesley, Massachusetts 02181
                -------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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


                                                     Yes     X         No
                                                        ------           ------



Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


              Class                      Outstanding at October 27, 1996
              -----                      -------------------------------

     Common Stock, $1 par value                   47,337,000
                                           (Excluding treasury shares)

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements
                                  --------------------

                           EG&G, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS

   For the Three and Nine Months Ended September 29, 1996 and October 1, 1995

                                   (Unaudited)
                                    ---------

                                                         (In Thousands Except Per Share Data)
                                                          ----------------------------------
                                                     Three Months Ended           Nine Months Ended
                                                 --------------------------    ------------------------
                                                    SEP 29,        OCT 1,        SEP 29,        OCT 1,
                                                     1996           1995          1996           1995
                                                 -----------    -----------    ----------    ----------
Sales:
  Products ...................................      $215,328       $186,197    $  639,550    $  589,877
  Services ...................................       139,419        175,405       417,895       452,206
                                                 -----------    -----------    ----------    ----------
Total Sales ..................................       354,747        361,602     1,057,445     1,042,083
                                                 -----------    -----------    ----------    ----------

Costs and Expenses:
  Cost of sales:
    Products .................................       136,471        116,975       406,108       381,567
    Services .................................       126,374        156,973       373,198       397,051
                                                 -----------    -----------    ----------    ----------
  Total cost of sales ........................       262,845        273,948       779,306       778,618
  Research and development expenses ..........         8,756         10,238        31,131        30,599
  Selling, general and administrative expenses        59,945         58,330       182,468       177,672
                                                 -----------    -----------    ----------    ----------
Total Costs and Expenses .....................       331,546        342,516       992,905       986,889
                                                 -----------    -----------    ----------    ----------

Operating Income From Continuing Operations ..        23,201         19,086        64,540        55,194

Other Income (Expense), Net (Note 2) .........        (2,255)         1,218        (5,209)          851
                                                 -----------    -----------    ----------    ----------
Income From Continuing Operations
  Before Income Taxes ........................        20,946         20,304        59,331        56,045
Provision for Income Taxes ...................         6,745          6,635        19,105        20,681
                                                 -----------    -----------    ----------    ----------
Income From Continuing Operations ............        14,201         13,669        40,226        35,364
Income From Discontinued Operations, Net of
  Income Taxes (Note 3) ......................         1,436          2,309         3,832        10,679
                                                 -----------    -----------    ----------    ----------
Net Income ...................................      $ 15,637       $ 15,978    $   44,058    $   46,043
                                                 ===========    ===========    ==========    ==========

Earnings Per Share:
Continuing Operations .........                        $ .30          $ .27         $ .85         $ .67
Discontinued Operations .......                          .03            .05           .08           .20
                                                       -----          -----         -----         -----
Net Income ....................                        $ .33          $ .32         $ .93         $ .87
                                                       =====          =====         =====         =====

Cash Dividends Per Common Share .......                $ .14          $ .14         $ .42         $ .42
                                                       =====          =====         =====         =====

Weighted Average Shares of Common Stock
  Outstanding .........................               47,316         50,138        47,457        52,666


The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                 As of September 29, 1996 and December 31, 1995

                  (Dollars in Thousands Except Per Share Data)
                   ------------------------------------------

                                                             SEP 29,      DEC 31,
                                                              1996         1995
                                                            --------     --------
                                                           (Unaudited)
                                                            ---------
Current assets:
  Cash and cash equivalents ............................    $ 68,252     $ 76,204
  Accounts receivable (Note 4) .........................     218,447      211,903
  Inventories (Note 5) .................................     123,213      114,199
  Other (Note 7) .......................................      66,825       66,380
                                                            --------     --------
Total Current Assets ...................................     476,737      468,686
                                                            --------     --------
Property, Plant and Equipment:
  At cost (Note 6) .....................................     466,183      417,566
  Accumulated depreciation and amortization ............    (284,473)    (270,026)
                                                            --------     --------
Net Property, Plant and Equipment ......................     181,710      147,540
                                                            --------     --------
Investments (Note 7) ...................................      12,712       16,072
Intangible Assets (Note 8) .............................     114,054      123,421
Other Assets ...........................................      51,836       48,196
                                                            --------     --------
Total Assets ...........................................    $837,049     $803,915
                                                            ========     ========

Current Liabilities:
  Short-term debt ......................................    $ 26,990     $  5,275
  Accounts payable .....................................      73,632       72,759
  Accrued expenses (Note 9) ............................     167,358      168,671
  Net liabilities of discontinued operations (Note 3) ..       5,386        3,746
                                                            --------     --------
Total Current Liabilities ..............................     273,366      250,451
                                                            --------     --------
Long-Term Debt .........................................     114,935      115,222
Long-Term Liabilities ..................................      70,960       71,296
Contingencies
Stockholders' Equity:
  Preferred stock - $1 par value, authorized
    1,000,000 shares; none outstanding .................          --           --
  Common stock - $1 par value, authorized
    100,000,000 shares; issued 60,102,000 shares .......      60,102       60,102
  Retained earnings ....................................     522,148      498,181
  Cumulative translation adjustments ...................      22,870       28,679
  Net unrealized gain on marketable investments (Note 7)         426          244
  Cost of shares held in treasury;
    12,765,000 shares at September 29, 1996 and
    12,492,000 shares at December 31, 1995 .............    (227,758)    (220,260)
                                                            --------     --------
Total Stockholders' Equity .............................     377,788      366,946
                                                            --------     --------
Total Liabilities and Stockholders' Equity .............    $837,049     $803,915
                                                            ========     ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                          EG&G, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS


        For the Nine Months Ended September 29, 1996 and October 1, 1995

                                   (Unaudited)
                                    ---------

                                                                 (In Thousands)
                                                                  ------------
                                                               Nine Months Ended
                                                             --------------------
                                                             SEP 29,      OCT 1,
                                                              1996         1995
                                                            --------     --------
Cash Flows Provided by Operating Activities:
     Net income ........................................    $ 44,058     $ 46,043
     Deduct net income from discontinued operations ....      (3,832)     (10,679)
                                                            --------     --------
     Income from continuing operations .................      40,226       35,364
     Adjustments to reconcile income from continuing
       operations to net cash provided by continuing
       operations:
         Depreciation and amortization .................      29,794       28,097
         Changes in assets and liabilities:
              Decrease (increase) in accounts receivable      (7,571)      20,066
              Decrease (increase) in inventories .......     (10,110)      15,154
              Increase in accounts payable .............       1,295        8,721
              Change in prepaid and deferred taxes .....      (1,472)        (444)
              Decrease in accrued expenses .............        (359)      (2,874)
              Change in prepaid expenses and other .....      (5,895)      (9,633)
                                                            --------     --------
Net Cash Provided by Continuing Operations .............      45,908       94,451
Net Cash Provided by Discontinued Operations ...........       5,472       25,726
                                                            --------     --------
Net Cash Provided by Operating Activities ..............      51,380      120,177
                                                            --------     --------

Cash Flows Used in Investing Activities:
     Capital expenditures ..............................     (62,787)     (42,331)
     Proceeds from sales of investment securities ......       8,784        6,010
     Other .............................................       2,221        1,404
                                                            --------     --------
Net Cash Used in Investing Activities ..................     (51,782)     (34,917)
                                                            --------     --------

Cash Flows Used in Financing Activities:
     Increase in commercial paper ......................      21,940       61,276
     Other debt payments ...............................        (630)      (4,247)
     Proceeds from issuance of common stock ............       4,395        1,015
     Purchases of common stock .........................     (12,032)    (123,691)
     Cash dividends ....................................     (19,952)     (22,550)
     Other .............................................          95         (550)
                                                            --------     --------
Net Cash Used in Financing Activities ..................      (6,184)     (88,747)
                                                            --------     --------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents .................................      (1,366)       1,351
                                                            --------     --------
Net Decrease in Cash and Cash Equivalents ..............      (7,952)      (2,136)

Cash and cash equivalents at beginning of period .......      76,204       66,424
                                                            --------     --------
Cash and cash equivalents at end of period .............    $ 68,252     $ 64,288
                                                            ========     ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                    ---------

(1)  Basis of Presentation
--------------------------
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The balance sheet amounts as of December 31, 1995 in this report were extracted from the Company's audited 1995 financial statements included in the latest annual report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 29, 1996 and the results of operations for the three and nine months ended September 29, 1996 and October 1, 1995 and the cash flows for the nine months then ended. The results of operations are not necessarily to be considered indicative of the results for the entire year.

Effective January 1, 1996, the company adopted the provisions of statement of financial accounting standards (sfas) no. 123, "Accounting for stock-based compensation." Sfas no. 123 Requires companies to account for the grant of stock options and other stock-based compensation at fair value or to continue to account for them at intrinsic value in accordance with accounting principles board (apb) opinion no. 25 With disclosure of the effects of the fair value accounting on compensation expense, net income and earnings per share on a proforma basis. The company has elected to continue to apply APB Opinion No. 25.

(2)  Other Income (Expense), Net
--------------------------------
Other income (expense), net, consisted of the following:


                                         (In Thousands)
                                          ------------
                            Three Months Ended     Nine Months Ended
                            ------------------    ------------------
                             SEP 29,    OCT 1,     SEP 29,    OCT 1,
                              1996       1995       1996       1995
                            -------    -------    -------    -------
Interest income .........   $ 1,148    $ 1,167    $ 2,923    $ 3,302
Interest expense ........    (3,335)    (1,677)    (9,751)    (5,237)
Gains on investments, net       392        108      1,309        853
Other ...................      (460)     1,620        310      1,933
                            -------    -------    -------    -------
                            $(2,255)   $ 1,218    $(5,209)   $   851
                            =======    =======    =======    =======

                           EG&G, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                    ---------

(3) Discontinued Operations
---------------------------
The former Department of Energy (DOE) Support segment, which has provided services under management and operations contracts, is presented as discontinued operations in accordance with APB Opinion No. 30.

Summary operating results of the discontinued operations were as follows:

                                               (In Thousands)
                                                ------------
                                   Three Months Ended     Nine Months Ended
                                  -------------------   -------------------
                                   SEP 29,    OCT 1,     SEP 29,    OCT 1,
                                    1996       1995       1996       1995
                                  --------   --------   --------   --------
     Sales ....................   $ 38,236   $ 82,968   $ 99,315   $606,259
     Costs and expenses .......     36,026     79,416     93,419    589,830
                                  --------   --------   --------   --------
     Income from discontinued
       operations before
       income taxes ...........      2,210      3,552      5,896     16,429
     Provision for income taxes        774      1,243      2,064      5,750
                                  --------   --------   --------   --------
     Income from discontinued
       operations, net of
       income taxes ...........   $  1,436   $  2,309   $  3,832   $ 10,679
                                  ========   ========   ========   ========

Sales and income from discontinued operations decreased in 1996, reflecting the expiration of the Rocky Flats and Nevada Test Site contracts in 1995.

Net assets (liabilities) of discontinued operations consisted of the following:

                                    (In Thousands)
                                  ------------------
                                   SEP 29,   DEC 31,
                                    1996      1995
                                  -------    -------
     Accounts receivable,
       primarily unbilled         $ 2,494    $ 7,575
     Operating current
       liabilities ......          (7,880)   (11,439)
     Other ..............              --        118
                                  -------    -------
                                  $(5,386)   $(3,746)
                                  ========   =======

(4)  Accounts Receivable
------------------------
Accounts receivable as of September 29, 1996 and December 31, 1995 included unbilled receivables of $46 million and $44 million, respectively, which were due primarily from U.S. Government agencies. Accounts receivable were net of reserves for doubtful accounts of $4.8 million and $4.4 million as of September 29, 1996 and December 31, 1995, respectively.

(5)  Inventories
----------------
Inventories consisted of the following:

                                  (In Thousands)
                                   ------------
                                SEP 29,     DEC 31,
                                 1996        1995
                               --------    --------
     Finished goods            $ 30,174    $ 28,540
     Work in process             30,753      28,613
     Raw materials .             62,286      57,046
                               --------    --------
                               $123,213    $114,199
                               ========    ========

                           EG&G, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                    ---------

(6) Property, Plant and Equipment, at Cost
------------------------------------------
Property,  plant  and  equipment consisted of the following:

                                               (In Thousands)
                                                ------------
                                             SEP 29,    DEC 31,
                                              1996       1995
                                            --------   --------
     Land ...............................   $ 11,746   $ 12,003
     Buildings and leasehold improvements    116,285    108,254
     Machinery and equipment ............    338,152    297,309
                                            --------   --------
                                            $466,183   $417,566
                                            ========   ========

(7)  Investments
----------------
Investments consisted of the following:

                                              (In Thousands)
                                              --------------
                                            SEP 29,     DEC 31,
                                             1996        1995
                                           --------    --------
     Marketable investments ....           $  8,809    $  9,547
     Other investments .........                955       1,396
     Joint venture investments .              3,623       7,349
                                           --------    --------
                                             13,387      18,292
     Less investments classified
       as other current assets .               (675)     (2,220)
                                           --------    --------
                                           $ 12,712    $ 16,072
                                           ========    ========

At September 29, 1996, marketable investments, all classified as available for sale, had an aggregate market value of $8.8 million and gross unrealized holding gains of $0.7 million. Gross unrealized holding gains, net of deferred taxes, of $0.4 million were reported as a separate component of stockholders' equity at September 29, 1996. $0.2 million of marketable investments and $0.5 million of other investments were classified as other current assets at September 29, 1996.

(8)  Intangible Assets
----------------------
The  decrease  in  intangible  assets  resulted   primarily  from  current  year
amortization and the effect of translating goodwill denominated in non-U.S. currencies at current exchange rates.

(9)  Accrued Expenses
---------------------
Accrued expenses consisted of the following:

                                              (In Thousands)
                                               ------------
                                            SEP 29,    DEC 31,
                                             1996       1995
                                           --------   --------
  Payroll and incentives ...............   $ 24,228   $ 28,660
  Employee benefits ....................     47,260     40,178
  Federal, non-U.S. & state income taxes     32,423     33,153
  Other ................................     63,447     66,680
                                           --------   --------
                                           $167,358   $168,671
                                           ========   ========

             Item 2. Management's Discussion and Analysis of Results
                     -----------------------------------------------
                     of Operations and Financial Condition
                     -------------------------------------

                           EG&G, INC. AND SUBSIDIARIES


                              Results of Operations
                              ---------------------

The following industry segment information is presented as an aid to a better understanding of the Company's operating results:

                                                    (In Thousands)
                                                     ------------
                               Three Months Ended                     Nine Months Ended
                        --------------------------------    ------------------------------------
                         SEP 29,     OCT 1,     Increase      SEP 29,       OCT 1,      Increase
                          1996        1995     (Decrease)      1996          1995      (Decrease)
                        --------    --------    --------    ----------    ----------    --------
Instruments
   Sales ............   $ 78,543    $ 70,088    $  8,455    $  230,900    $  211,263    $ 19,637
   Operating Income .      9,095       5,000       4,095        25,360        11,095      14,265

Mechanical Components
   Sales ............   $ 67,122    $ 61,585    $  5,537    $  204,903    $  184,892    $ 20,011
   Operating Income .      7,940       5,961       1,979        23,297        19,098       4,199

Optoelectronics
   Sales ............   $ 69,663    $ 68,345    $  1,318    $  203,747    $  193,722    $ 10,025
   Operating Income .      4,924       5,850        (926)        9,903        14,484      (4,581)

Technical Services
   Sales ............   $139,419    $161,584    $(22,165)   $  417,895    $  452,206    $(34,311)
   Operating Income .      6,584       9,037      (2,453)       24,147        31,573      (7,426)

General Corporate
   Expenses .........   $ (5,342)   $ (6,762)   $  1,420    $  (18,167)   $  (21,056)   $  2,889

Continuing Operations
   Sales ............   $354,747    $361,602    $ (6,855)   $1,057,445    $1,042,083    $ 15,362
   Operating Income .     23,201      19,086       4,115        64,540        55,194       9,346

The discussion that follows is a summary analysis of the major changes in operating results by industry segment that occurred for the three and nine months ended September 29, 1996 compared to the three and nine months ended October 1, 1995.

Overview
--------
Sales from continuing operations decreased 2% for the third quarter of 1996 compared to 1995; the three products segments' sales were up 8%, and Technical Services' sales were down 14%. Sales for the first nine months of 1996 increased 1% over 1995; the three products segments' sales were up 8%, and Technical Services' sales were down 8%. Operating income from continuing operations increased 22% for the third quarter of 1996 compared to 1995, and 17% for the first nine months of 1996 compared to the same period last year. The improvements reflected the impact of higher sales in the Instruments and Mechanical Components segments and lower costs resulting from the Company's restructuring plan. Partially offsetting these increases in operating income

                           EG&G, INC. AND SUBSIDIARIES
were decreases in Optoelectronics, caused by continuing significant operational problems resulting in a loss in the micromachined sensors business, and decreases in Technical Services, caused by lower automotive operations sales. Cost savings under the restructuring plan totaled $7 million for the quarter and $19 million for the first nine months of 1996. This represents a $2.8 million increase for the quarter and an $8.8 million increase for the nine months over the savings achieved for the comparable periods in 1995.

Instruments
-----------
Third  Quarter
--------------
The $8.5 million sales increase resulted mainly from strong demand for explosives detection systems from airports and government agencies and for diagnostic products. These increases were partially offset by lower sales due to the effect of changes in foreign exchange rates. The $4.1 million increase in operating income resulted primarily from improved margins on higher sales and lower costs from the restructuring plan.
Nine Months
-----------
The $19.6 million sales increase resulted mainly from higher demand for explosives detection systems and diagnostic products. These increases were partially offset by a $4.4 million decrease due to the divestiture of two product lines in 1995 and lower sales due to the effect of changes in foreign exchange rates. Operating income increased $14.3 million primarily from improved margins on higher sales, as well as lower costs resulting from the restructuring plan, income from the expiration of a grant liability in the second quarter of 1996 and the favorable impact on export shipment margins caused by the weakening of the Finnish markka.

Mechanical Components
---------------------
Third Quarter
-------------
The continued recovery of the aerospace market and higher demand for electromechanical products resulted in a $5.5 million sales increase. The $2 million increase in operating income resulted mainly from the margin on higher sales.
Nine Months
-----------
Higher demand for aerospace, electromechanical and industrial process sealing products resulted in a $20 million sales increase. The $4.2 million increase in operating income resulted from the margin on higher sales and lower costs from the restructuring plan, partially offset by projected excess contract costs incurred mainly in the second quarter of 1996.

                           EG&G, INC. AND SUBSIDIARIES

Optoelectronics
---------------
Third Quarter
-------------
Sales increased 2% compared to 1995. Operating income decreased $0.9 million primarily due to continuing significant operational problems resulting in a loss in the micromachined sensor business and, to a lesser extent, lower sales in the power supplies business. Corrective actions are being taken, and management expects the micromachined sensor business to return to profitability in 1997. Partially offsetting these decreases were the margin on sales increases experienced by some operations and lower costs from the restructuring plan.
Nine Months
-----------
Sales increased $10 million due to higher demand for micromachined sensors for the medical market, accelerometers for the automotive market and detectors, and sales of new imaging products. These increases were partially offset by decreases caused by lower power supplies sales and the divestiture of a product line in 1995. Operating income decreased $4.6 million as a result of the operational problems, inventory reserve provisions and fixed asset adjustments in the micromachined sensor business and, to a lesser extent, lower sales and projected excess contract costs in the power supplies business. Partially offsetting these decreases were the margin on higher sales of detectors and imaging products and lower costs resulting from the restructuring plan.

Technical Services
------------------
Third Quarter
-------------
The $22.2 million sales reduction was mainly the result of a communication systems development contract billing in 1995; the follow-on order is expected to be shipped in 1997. Also contributing to the reduction was a decrease in automotive operations, primarily due to continuing lower demand for stationary testing services caused by customers' budget constraints and mature testing specifications, and completion of a lubricant testing contract at the end of the first quarter of 1996. Automotive operations income was down due to lower sales and was the primary contributor to the $2.5 million decrease in the segment. The environmental technology initiative continued to incur losses and is not performing to management's expectations.
Nine Months
-----------
The $34.3 million sales decrease was mainly the result of the 1995 systems development billing, lower automotive operations sales and the completion of a contract in 1995. The $7.4 million operating income reduction was the result of the sales reductions, primarily in automotive operations, partially offset by an estimated provision for a legal judgment recorded in 1995.

                           EG&G, INC. AND SUBSIDIARIES

General Corporate Expenses
--------------------------
The decreases for the quarter and nine months were due primarily to lower costs as a result of the restructuring plan.

Other
-----
The net increases in other expense, $3.5 million for the third quarter and $6.1 million for nine months, were due to higher interest expense reflecting the issuance of $115 million of ten-year notes in October 1995. Lower gains on the disposition of operating assets also contributed to the third-quarter increase. The effective tax rate of 32.2% for the first nine months of 1996 was lower than the 36.9% rate in 1995 primarily due to lower anticipated repatriation costs and changes in the geographical distribution of income. The effective tax rate for the third quarter of 1996 was 32.2%, approximately the same as 1995. The 1995 third-quarter rate reflected a reduction in the annual rate from the rate used for the first six months of 1995.

Discontinued Operations
-----------------------
Decreased income from discontinued operations, net of income taxes, for the quarter and nine months, reflected the expiration of the Rocky Flats and Nevada Test Site contracts in 1995. The Mound contract, the Company's remaining management and operations contract with the DOE, has been extended to March 31, 1997 under existing terms and conditions and could be extended for up to an additional six months. Sales and income from the Mound contract are dependent upon the work scope and fee pools that are negotiated annually.

                               Financial Condition
                               -------------------

The Company's cash and cash equivalents decreased $8 million in the first nine months of 1996 while short-term debt increased $21.9 million, mainly due to the higher level of capital expenditures.

Net cash provided by continuing operations was $45.9 million in 1996 compared to $94.5 million in 1995. The change in net cash resulted primarily from increases in accounts receivable and inventories in 1996 compared to decreases in 1995. The accounts receivable increase was mainly caused by higher sales in the products segments and timing of payments under government contracts. Inventory levels were increased primarily for anticipated sales. Although further progress was not achieved in the first nine months of 1996, the Company's program to reduce receivables and inventories remains a management priority.

                           EG&G, INC. AND SUBSIDIARIES

Discontinued operations generated cash of $5.5 million in the first nine months of 1996 compared to $25.7 million in 1995, reflecting the expiration of the Rocky Flats and Nevada Test Site contracts during 1995.

Capital expenditures were $62.8 million in the first nine months of 1996, an increase of $20.5 million over the same period in 1995. In 1996, capital expenditures are expected to exceed the 1995 level by approximately 50%. These increases support new product development initiatives primarily in the Optoelectronics segment.

During the first six months of 1996, the Company purchased 531,000 shares of its common stock through periodic purchases on the open market at a cost of $12 million. There were no purchases during the third quarter, and the Company resumed making purchases during the fourth quarter. As of September 29, 1996, the Company had authorization to purchase 5.1 million additional shares. The pace of future purchases will depend on operational cash flows and cash utilization alternatives.

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

                           EG&G, INC. AND SUBSIDIARIES


                    Item 6. Exhibits and Reports on Form 8-K
                            --------------------------------

(a)  Exhibits incorporated by reference from Part I herein

     Exhibit 27 - Financial data schedule (submitted in electronic format only)

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended September 29, 1996.

                           EG&G, INC. AND SUBSIDIARIES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


EG&G, Inc.


By /s/ John F. Alexander, II
   -------------------------
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)


Date November 8, 1996
     ----------------