Form 10-K405
period 1996-12-29
EG&G INC
filed 1997-03-27
CIK 31791

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-K

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For  the fiscal year ended December 29, 1996
                           -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________


                          Commission file number 1-5075
                          -----------------------------

                                   EG&G, INC.
             (Exact name of registrant as specified in its charter)

                         MASSACHUSETTS                                                             04-2052042
-------------------------------------------------------------                          -----------------------------------
(State or other jurisdiction of incorporation or organization)                         (I.R.S. Employer Identification No.)

          45 WILLIAM STREET, WELLESLEY, MASSACHUSETTS                                                 02181
-------------------------------------------------------------                          -----------------------------------
            (Address of Principal Executive Offices)                                                (Zip Code)

Registrant's telephone number, including area code (617) 237-5100
                                                    ----------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                      TITLE OF EACH CLASS                                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
                      -------------------                                              -----------------------------------------
                  COMMON STOCK, $1 PAR VALUE                                                 NEW YORK STOCK EXCHANGE, INC.
-------------------------------------------------------------                          -----------------------------------------
                PREFERRED SHARE PURCHASE RIGHTS                                              NEW YORK STOCK EXCHANGE, INC.
-------------------------------------------------------------                          -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act: NONE

--------------------------------------------------------------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the common stock, $1 par value, held by nonaffiliates of the registrant on February 21, 1997, was $1,020,483,522.

As of February 21, 1997, there were outstanding, exclusive of treasury shares, 46,383,953 shares of common stock, $1 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF EG&G, INC.'S PROXY STATEMENT FOR
THE 1997 ANNUAL MEETING OF STOCKHOLDERS...........PART III (Items 10, 11 and 12)

                                     PART I

ITEM 1. BUSINESS

GENERAL BUSINESS DESCRIPTION

EG&G, Inc. was incorporated under the laws of the Commonwealth of Massachusetts in 1947. EG&G, Inc. (hereinafter referred to as "EG&G", the "Company", or the "Registrant", which includes the Company's subsidiaries) is a diversified technology company which provides optoelectronic, mechanical and electromechanical components and instruments to manufacturers and end-user customers. These customers exist in varied markets that include aerospace, automotive, transportation, chemical, petrochemical, environmental, industrial, medical, photography, security and other global arenas. The Company's services also extend to technical and managerial support for governmental and industrial customers. In 1996, the Company had sales of $1.4 billion from continuing operations.

The Company's continuing operations are classified into four industry segments:
Instruments, Mechanical Components, Optoelectronics and Technical Services.

RECENT DEVELOPMENTS

During 1996, the Company purchased 1.6 million shares of its common stock under a previously announced program at an aggregate cost of $30.8 million. As of December 29, 1996, the Company had authorization to purchase 4.1 million additional shares.

In July 1996, the Company announced that it had purchased a majority interest in Xian Yong Hua Petrochemical Machinery, a China-based manufacturer of mechanical seals with petrochemical, aerospace, utility, and general industrial applications. The resulting joint venture will work with EG&G's Sealol Industrial Division, which manufactures mechanical seals used by industry worldwide.

In July 1996, the U.S. Marshals Service awarded EG&G Astrophysics a $6 million contract to supply state-of-the-art explosives-detection systems for federal courthouses.

In September 1996, EG&G was selected by the Greater Kelly Development Corporation to assist in the preparation and implementation of a redevelopment plan for the privatization and reuse of Kelly Air Force Base, in San Antonio, Texas.

In November 1996, EG&G Astrophysics and InVision Technologies announced that they had entered into a strategic alliance to develop and market a new, advanced explosives detection system. The agreement is aimed at providing customers with a fully integrated explosives detection system that is expected to be produced and available for use in airports worldwide by the end of 1997.

In December 1996, EG&G Astrophysics, Lunar Corporation and the University of Alabama's Birmingham Research Center Foundation reached a settlement relating to litigation concerning dual-energy baggage security scanners.

In January 1997, Dr. Fred B. Parks announced that he had resigned as President and Chief Operating Officer of EG&G.

In January 1997, EG&G Washington Analytical Services Center was awarded a $106.5 million, five-year support contract from the U.S. Navy to provide engineering and technical services for the Navy's new attack submarine program.

In February 1997, EG&G Dynatrend was awarded a five-year contract to provide nationwide asset management to the Internal Revenue Service. The contract has an estimated value of $30.9 million.

INDUSTRY SEGMENTS

Set forth below is a brief summary of each of the Company's four industry segments together with a description of certain of the more significant or recently introduced products, services or operations.

INSTRUMENTS

The Company develops and manufactures instruments and systems for applications in medical and clinical diagnostics; biochemical, medical and life science research; industrial and pharmaceutical process measurement; environmental monitoring; airport and industrial security; and food inspection. The Company's instruments provide a wide range of measurement capabilities and options through the use of high-speed signal processing, image enhancement and a broad utilization of detector technologies, including products which feature the accurate generation, detection and measurement of various segments of the electromagnetic spectrum. The Company offers products in this segment under trade names which include Astrophysics, Flow Technology, Berthold, Ortec and Wallac. In 1996, this segment represented 23% of the Company's total sales from continuing operations and 32% of the Company's operating income from continuing operations before general corporate expenses.

High-performance bioanalytic and diagnostic instruments manufactured by the Company are used in hospitals, clinics and pharmaceutical and medical research facilities. These instruments employ time-resolved fluorescence and chemiluminescence technologies, as well as radioisotopes, to analyze samples. The advantage of fluorescence and luminescense is that they do not involve the use of radioactive material, so that concerns about sample transport and waste disposal are minimized. Among other things, these instruments are used to screen blood for thyroid dysfunction, fertility-related disorders, fetal defects and diseases in newborns, and to detect relapse in patients who have been treated for cancer. The Company manufactures AutoDelfia(R), an automated immunoassay fluorescence diagnostic system. The Company also sells reagents for use in connection with certain of these instruments.

Through its Instruments segment, the Company also produces security screening systems that employ X-ray technology in conjunction with image-enhancing techniques for non-intrusive inspection of baggage and packages at airport portals, baggage processing areas, mail rooms, courthouses, schools and buildings. The Company has introduced two new security screening products: the Z-Scan(TM) and a portable, large-cargo X-ray screening system. The Z-Scan, which can process up to 1,800 bags per hour, uses color images, X-rays and proprietary software to detect explosives, narcotics or contraband in packages and luggage. The United Kingdom's Department of Transportation has certified the Z-Scan for detection of drugs and contraband in checked cargo. The large-cargo X-ray screening system allows non-intrusive inspection of boxes, crates and containers. It supports the search for contraband, weapons and explosives at border crossings, ports of entry, warehouses and airports.

Instruments produced by the Company also include process inspection systems that combine X-ray technology from the Company's Instruments segment and optical components from the Company's Optoelectronics segment. These systems are used in food processing and packaging plants to monitor, detect and remove foreign objects from raw and processed food at various stages of production. Such systems are also used to check intravenous-medicine bags and automobile oil filters for leaks, to measure the fat content of meat and to detect and separate non-biodegradable PVCs from recyclable plastics.

Based on its expertise in nuclear measurements, the Company produces instruments to detect, characterize and measure radiation, including a complete line of radiation-protection measuring systems for laboratories, nuclear facilities and environmental monitoring stations. The Company also offers industrial on-line level and density measuring instruments for process control and measurement of liquids, slurries or solids in containers, tanks and pipes.

MECHANICAL COMPONENTS

Through its Mechanical Components segment, the Company produces advanced seals and bellows products, valves, nozzles, metal ducting, precision aerospace components, motors and heat management devices for the petrochemical and chemical processing, transportation, defense and aerospace markets. The Company offers these products under trade names which include Pressure Science, Rotron and Sealol. In 1996, this segment represented 19% of the Company's total sales from continuing operations and 26% of the Company's operating income from continuing operations before general corporate expenses.

Products sold in this segment include blower systems, power-conversion devices and other components for locomotives, transit cars and buses and defense product applications. Many of these products were first developed by the Company for defense-related purposes and are now marketed and sold for commercial applications.

The Company also produces mechanical sealing components and systems, which use welded metal bellows devices pioneered by the Company for the process industries. Such industries include pharmaceuticals, food processing, oil refining and chemical and petrochemical processing. The Company expects that the market for the Company's advanced zero-leakage gas seals will grow as a result of environmental legislation, which requires manufacturers to significantly reduce emissions.

For aerospace applications, the Company produces valves, advanced sealing components, aircraft exhaust components and ducting.

OPTOELECTRONICS

Through its Optoelectronics segment, the Company offers a broad variety of components that emit and detect light in the spectrum from ultraviolet through visible to the far infrared. These components range from simple photocells to sophisticated imaging systems, light sources that include various types of flashtubes and laser diodes, and complex devices for weapons' trigger systems. Applications include light sensors used in automotive and commercial electronics, sensors used in smoke detectors and medical imaging systems, and sophisticated arrays for communications and remote sensing of the earth. The Company expects to make significant research and development and capital expenditures in this segment over the next several years. This segment offers products under trade names which include Electro-Optics, Heimann Optoelectronics, IC Sensors, Reticon, Judson and Vactec. In 1996, this segment represented 19% of the Company's total sales from continuing operations and 11% of the Company's operating income from continuing operations before general corporate expenses.

Products manufactured by this segment also include detectors of visible and non-visible light, including high-performance silicon photodiodes that detect and measure light and other optical radiation for industrial, space, military, analytical and scientific instrumentation. Light detectors are also manufactured by the Company for a variety of commercial applications. The Company also makes a wide variety of flashlamps for use in photocopy and reprographic equipment, photo-typesetting systems, beacons, indicators and laser systems and accessories. In addition, the Company manufactures power supplies for military high-frequency electronic applications that are used primarily for precision controlled switching of electric current in electronic equipment.

The Company is developing amorphous silicon imaging systems for medical and industrial applications. These X-ray systems incorporate amorphous silicon, which replaces film in X-ray systems and translates the rays directly into digital pulses that then immediately produce the image on a cathode ray tube.

Through this segment, the Company also produces micromachined sensors, which are small silicon-wafer-based devices that combine a sensing function with intelligent signal processing. The Company mass produces these micromachined infrared sensors for consumer, medical and automotive applications and manufactures high-performance micromachined silicon sensors for missile-guidance systems. In a joint venture, the Company is developing more advanced micromachined electronic accelerometers for automotive and industrial applications.

TECHNICAL SERVICES

Through its Technical Services segment, the Company supplies engineering, scientific, environmental, management and technical support services to a broad range of governmental and industrial customers. These services include: analysis and testing services for the automotive industry; base operations for the National Aeronautics and Space Administration ("NASA") at the Kennedy Space Center ("KSC"); chemical weapons disposal and technical and support services for the U.S. Department of Defense ("DoD"); seized-property administration for the U.S. Customs Service; technical support in a joint venture for the National Science Foundation in Antarctica; consulting services in transportation; physical security services for government agencies; and services and products for the environmental market. The Company offers services in this segment under trade names which include Automotive Research, Dynatrend, Structural Kinematics and Washington Analytical Services Center. In 1996, this segment represented 39% of the Company's total sales from continuing operations and 31% of the Company's operating income from continuing operations before general corporate expenses.

For the automobile, chemical additive and petroleum industries, the Company provides automobile durability, performance and emissions testing, and tests fuels, lubricants and chemical additives. The Company performs automobile durability and performance testing for all major U.S. and a number of foreign automobile manufacturers.

As base operations contractor for the KSC, the Company provides institutional, technical and maintenance support services. In particular, the Company manages KSC's 600 buildings, structures and facilities; tests new astronaut rescue procedures and escape systems; fields a force of 200 uniformed security personnel and a SWAT team; provides fire protection and medical services; handles all propellant substances; and manages the shuttle landing facility. The Company has been the base operations contractor at KSC since 1983 and is currently in the fourth year of a four-year contract that has three two-year renewal options at the discretion of the government. In 1996, NASA designated United Space Associates as the single Space Flight Operations contractor. While it is possible that the Company's contract could be absorbed by the single Space Flight Operations contract, the Company believes that its contract will be renewed by NASA and changed to a performance-based contract.

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

The Company was recently awarded a contract from the Greater Kelly Development Corporation to assist in the preparation and implementation of a redevelopment plan for Kelly Air Force Base in San Antonio, Texas. The contract consists of a one-year planning phase and three three-year renewal options at the discretion of the customer for implementation activities.

The Company also provides engineering and management services in a variety of fields, including transportation, physical security and property management for several government agencies. Government clients include the U.S. Departments of Transportation, State and Treasury, the U.S. Customs Service and the Environmental Protection Agency.

In the environmental area, the Company is developing a range of proprietary technologies with a view toward expanding its presence in the public and private sector waste minimization and remediation markets.

DISCONTINUED OPERATIONS

Since its founding, the Company has provided services to the U.S. Department of Energy ("DOE") and its predecessor organizations. These services related primarily to nuclear energy research and nuclear weapons production and testing. As a result of changing procurement and administrative priorities at the DOE, to continue to provide these services the Company would have been required to invest significant levels of capital and accept broader liabilities and lower fees. In 1994, the Company determined that it would not seek renewal of its four contracts with the DOE and would not seek management and operations contracts at other DOE sites. Accordingly, the Company is reporting its former DOE Support segment as discontinued operations. Future sales and income from discontinued operations will decrease as the remaining DOE contract expires in 1997 and are dependent upon the negotiated work scope and fee pools. Three of these DOE contracts expired in 1995. The Rocky Flats contract for the management and operation of the Rocky Flats Environmental Technology Center near Golden, Colorado terminated in June 1995. The Reynolds Electrical and Engineering Co. contract for support and maintenance services for the underground nuclear weapons test program and its design laboratories at the Nevada Test Site expired on December 31, 1995. The Energy Measurements contract to provide scientific and engineering services also relating to the Nevada Test Site expired on December 31, 1995.

The remaining DOE contract, for Mound Applied Technologies at DOE's Miamisburg, Ohio facility, was scheduled to expire on September 30, 1996. Under this contract, the Company provides all support services at the facility and is responsible for the assembly and testing of radioisotopic thermionic generators for space and special terrestrial power missions. The contract has been extended by the DOE to June 30, 1997 under existing terms and conditions and could be extended under three one-month options through September 30, 1997. The Company also is responsible for the transfer to other DOE facilities of technology relating to the Mound facility's former mission involving the manufacturing of components for nuclear weapons.

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

PATENTS AND TRADEMARKS

While the Company's patents, trademarks and licenses in the aggregate are important to its business, the Company does not believe that the loss of any one patent, trademark or license or group of related patents, trademarks or licenses would have a materially adverse effect on the overall business of the Company or on any of its industry segments.

BACKLOG

The approximate dollar value of unfilled orders of continuing operations by industry segment as of December 29, 1996 and December 31, 1995 is set forth in the table below.

(In Thousands)                      December 29, 1996      December 31, 1995
                                    -----------------      -----------------


Instruments                                  $ 45,883               $ 50,776
Mechanical Components                         105,762                 95,466
Optoelectronics                               112,759                125,630
Technical Services                            285,170                224,087
                                             --------               --------
Continuing Operations                        $549,574               $495,959
                                             ========               ========

At December 29, 1996, 50% of the backlog represents orders received from U.S. government agencies, primarily the DoD and NASA. The Company estimates that over 95% of its backlog as of December 29, 1996 will be billed during 1997.

The order backlog for each segment relates differently to future sales based on different business characteristics, primarily order and delivery lead times and customer demand requirements. As customer order cycles continue to shorten, reducing required lead times, many of the Company's businesses operate with reducing backlogs. While the Company has not generally experienced material cancellations of orders, orders may be cancelled by customers without financial penalty, and backlog does not necessarily represent actual future shipments.

Backlog of the former DOE Support segment, which is reported as discontinued operations and is not reflected above, represents appropriated annual contract funding and was $53 million at December 29, 1996 and $126 million at December 31, 1995.

GOVERNMENT CONTRACTS

In accordance with government regulations, all of the Company's government contracts are subject to termination for the convenience of the government. Costs incurred under cost-reimbursable contracts are subject to audit by the government. The results of prior audits, which have been completed through 1991, have not had a material effect on the Company.

CONTINUING OPERATIONS: Sales to U.S. government agencies, which were predominantly to the DoD and NASA, were $527 million, $537 million and $542 million in 1996, 1995 and 1994, respectively. In October 1993, the Company was selected by NASA to continue as the base operations contractor at the KSC. The award/incentive fee contract contributed sales of $172 million in 1996 and 1995 and $176 million in 1994. The contract expires on October 31, 1997 and has three two-year renewal options at the discretion of the government.

DISCONTINUED OPERATIONS: The EG&G Rocky Flats, Inc. contract terminated in June 1995. The Reynolds Electrical and Engineering Co., Inc. and the EG&G Energy Measurements, Inc. contracts expired on December 31, 1995. The EG&G Mound Applied Technologies, Inc. contract, the Company's remaining DOE management and operations contract, has been extended by the DOE to June 30, 1997 under existing terms and conditions and could be extended for up to an additional three months. Sales and income from the Mound contract are dependent upon the negotiated work scope and fee pools. The Mound cost-plus-award-fee contract contributed $141 million of sales to discontinued operations in 1996. The Company does not anticipate incurring any material loss on the ultimate completion of the contract.

COMPETITION

Because of the wide range of its products and services, the Company faces many different types of competition and competitors. Competitors range from large foreign and domestic organizations that produce a comprehensive array of goods and services, to small concerns producing a few goods or services for specialized market segments.

In the Instruments segment, the Company competes with instrument companies, some large, most small, that serve narrow segments of markets in X-ray and magnetic security systems, nuclear, industrial, and diagnostic instrumentation, and instrumentation for exploration and development of oil and gas resources. The Company competes in these markets on the basis of product performance, product reliability, service and price. Consolidation of competitors through acquisitions and mergers and the Company's increasing activity in selected diagnostics and industrial markets are expected to increase the proportion of large competitors in this segment.

In the Mechanical Components segment, the Company is a leading supplier of selected precision aircraft exhaust components, specialized fans and heat transfer devices, and mechanical seals for industrial applications. Competition in these areas typically is from small specialized manufacturing companies.

In the Optoelectronics segment, the Company is among the leading suppliers of specialty flashtubes, silicon photodetectors, avalanche photodiodes, cadmium sulfide and cadmium selenide detectors, photodiode arrays and switched power supplies. Typically, competition is from small specialized manufacturing companies.

The Technical Services segment provides technical services to several agencies of the federal government, including the DoD and NASA. This business is typically won through competition with a number of large and small contractors, many of which are as large or larger than the Company and which, therefore, have resources and capabilities that are comparable to or greater than those of the Company. The primary bases for competition in these markets are technical and management capabilities, current and past performance, and price. Competition is typically subject to mandated procurement and competitive bidding requirements. Competition for automotive testing services is primarily from a few specialized testing companies and from customer-owned testing facilities, and is primarily based on quality, service, and price.

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

RESEARCH AND DEVELOPMENT

During 1996, 1995 and 1994, Company-sponsored research and development expenditures were approximately $42.8 million, $42.4 million and $38.6 million, respectively.

ENVIRONMENTAL COMPLIANCE

The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. As of December 29, 1996, the Company had an accrual of $3.2 million to reflect its estimated liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

EMPLOYEES

As of March 1, 1997, the Company employed approximately 15,000 persons, including 1,000 persons in the former DOE Support segment. Certain of the Company's subsidiaries are parties to contracts with labor unions. The Company considers its relations with employees to be satisfactory.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Sales and Operating Income (Loss) From Continuing Operations by Industry Segment For the Five Years Ended December 29, 1996

(In thousands)                                1996                1995             1994              1993             1992
                                        ----------          ----------       ----------        ----------       ----------
INSTRUMENTS
     Sales                              $  321,704          $  293,575       $  273,088        $  237,223       $  226,900
     Operating Income (Loss)                36,400              17,142          (49,580)           10,143           16,016

MECHANICAL COMPONENTS
     Sales                              $  276,389          $  249,255       $  232,500        $  244,878       $  274,199
     Operating Income                       29,203              27,241           18,766            24,408           21,835

OPTOELECTRONICS
     Sales                              $  269,530          $  259,357       $  213,380        $  201,274       $  210,118
     Operating Income                       12,249              19,328            8,674            11,474            3,905

TECHNICAL SERVICES
     Sales                              $  559,629          $  617,391       $  613,588        $  636,041       $  608,864
     Operating Income                       34,169              48,155           46,075            68,762           56,924

GENERAL CORPORATE EXPENSES              $  (24,391)         $  (29,193)      $  (34,882)       $  (27,573)      $  (29,895)

CONTINUING OPERATIONS
     Sales                              $1,427,252          $1,419,578       $1,332,556        $1,319,416       $1,320,081
     Operating Income (Loss)                87,630              82,673          (10,947)           87,484           68,785


The operating income (loss) from continuing operations for 1994 included a goodwill write-down of $40.3 million and restructuring charges of $30.4 million. The impact of these nonrecurring charges on each segment was as follows:
Instruments - $55.7 million, Mechanical Components - $2.7 million, Optoelectronics - $9.7 million, Technical Services - $1.6 million and General Corporate Expenses - $1 million.

Additional information relating to the Company's operations in the various industry segments is as follows:


                                                Depreciation and                                   Capital
(In thousands)                              Amortization Expense                              Expenditures
                                  ------------------------------------          --------------------------------------
                                     1996            1995         1994              1996             1995         1994
                                  -------         -------      -------          --------          -------      -------
  Instruments                     $10,976         $11,887      $11,621          $  4,550          $ 4,639      $ 5,398
  Mechanical Components             5,729           5,585        6,091            10,367            6,978        6,197
  Optoelectronics                  14,880          13,220       10,690            47,327           35,925       17,748
  Technical Services                8,193           7,698        7,447            16,714           12,047        7,314
  Corporate                         1,158           1,036          941             1,532            2,250          620
                                  -------         -------      -------          --------          -------      -------
                                  $40,936         $39,426      $36,790          $ 80,490          $61,839      $37,277
                                  =======         =======      =======          ========          =======      =======

(In thousands)                             Identifiable Assets
                                 --------------------------------------
                                      1996           1995          1994
                                 --------------------------------------
  Instruments                     $221,831       $225,358      $220,232
  Mechanical Components            110,276        100,363        93,721
  Optoelectronics                  235,969        200,719       193,302
  Technical Services               117,340        113,901       129,995
  Corporate and Other              137,484        163,574       155,879
                                  --------       --------      --------
                                  $822,900       $803,915      $793,129
                                  ========       ========      ========

Corporate assets consist primarily of cash and cash equivalents, prepaid pension and taxes, and investments.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Information relating to geographic areas is as follows:

                                                                                       Operating Income (Loss)
(In thousands)                             Sales                                       From Continuing Operations
                          ----------------------------------------              ----------------------------------------
                                1996           1995           1994                  1996           1995             1994
                          ----------     ----------     ----------              --------       --------         --------

  U.S.                    $1,066,561     $1,065,424     $1,026,970              $ 68,108       $ 82,256         $ 57,679
  Germany                     80,465         87,690         61,310                 5,154          4,508          (43,492)
  Other Non-U.S.             280,226        266,464        244,276                38,759         25,102            9,748
  Corporate                        -              -              -               (24,391)       (29,193)         (34,882)
                          ----------     ----------     ----------              --------       --------         --------
                          $1,427,252     $1,419,578     $1,332,556              $ 87,630       $ 82,673         $(10,947)
                          ==========     ==========     ==========              ========       ========         ========

(In thousands)                      Identifiable Assets
                            --------------------------------------
                                1996           1995           1994
                            --------       --------       --------

  U.S.                      $380,080       $353,130       $341,725
  Germany                     86,881         89,834        100,650
  Other Non-U.S.             218,455        197,377        194,875
  Corporate
     and Other               137,484        163,574        155,879
                            --------       --------       --------
                            $822,900       $803,915       $793,129
                            ========       ========       ========

Transfers between geographic areas were not material.

ITEM 2. PROPERTIES

As of March 1, 1997, the Company occupied approximately 4,093,500 square feet of building area, of which approximately 1,611,800 square feet is owned. The balance is leased. The Company's headquarters occupies 53,350 square feet of leased space in Wellesley, Massachusetts. The Company's other operations are conducted in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 26 states, Washington, D.C., Puerto Rico, the U.S. Virgin Islands and 25 foreign countries.

Non-U.S. facilities account for approximately 1,154,300 square feet of owned and leased property, or approximately 28% of the Company's total occupied space.

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

                                                        Owned                  Leased                   Total
                                                    (Sq. Feet)              (Sq. Feet)              (Sq. Feet)
                                                    ----------               ---------               ---------

Instruments                                            551,100                 409,500                 960,600
Mechanical Components                                  556,700                 502,600               1,059,300
Optoelectronics                                        336,000                 489,200                 825,200
Technical Services                                     163,400               1,020,200               1,183,600
Corporate Offices                                        4,600                  60,200                  64,800
                                                     ---------               ---------               ---------
Continuing Operations                                1,611,800               2,481,700               4,093,500
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS

Listed below are the executive officers of the Company as of March 24, 1997. No family relationship exists between any of the officers.

-------------------------------------------------------------------------------------------------------------------
     Name                                   Position                                         Age
-------------------------------------------------------------------------------------------------------------------


     John M. Kucharski                      Chairman of the Board, President                 61
                                            and Chief Executive Officer

     John F. Alexander, II                  Senior Vice President                            40
                                            and Chief Financial Officer

     Murray Gross                           Senior Vice President,                           60
                                            General Counsel and Clerk

     Angelo D. Castellana                   Vice President                                   55

     Dale L. Fraser                         Vice President                                   61

     Anthony L. Klemmer                     Vice President                                   41

     E. Lavonne Lewis                       Vice President                                   60

     Deborah S. Lorenz                      Vice President                                   47

     Donald H. Peters                       Vice President                                   56

     Luciano S. Rossi                       Vice President                                   51

     Theodore P. Theodores                  Vice President                                   61

     C. Michael Williams                    Vice President                                   60

     Daniel T. Heaney                       Treasurer                                        43

     William J. Ribaudo                     Corporate Controller                             37


Mr. Kucharski joined the Company in 1972. He was elected a Vice President in 1979, a Senior Vice President in 1982 and Executive Vice President in 1985. In 1986 he was elected President and Chief Operating Officer, in 1987 Chief Executive Officer and was elected Chairman of the Board of Directors in 1988. He was again elected President in 1997.

Mr. Gross joined the Company in 1971. He was elected Assistant General Counsel and Assistant Clerk in 1978, Vice President, General Counsel and Clerk in 1990, and Senior Vice President in 1996.

Mr. Alexander joined the Company in 1982. He was elected Corporate Controller in 1991, a title he retained when named a Vice President in 1995. He was elected Chief Financial Officer and Senior Vice President in 1996.

Mr. Castellana joined the Company in 1965. He was elected a Vice President in 1991 and serves as a principal executive in the office of the Chief Operating Officer.

Mr. Fraser joined the Company in 1961. After holding a number of increasingly responsible positions, he was appointed General Manager of EG&G Reynolds Electrical & Engineering Co., Inc. in 1986. He was elected a Vice President of the Company in 1990.

Mr. Klemmer joined the Company in 1996 as Vice President of Corporate Marketing. From 1989 to 1996 Mr. Klemmer was General Partner of Quaestus & Company, a strategic planning and marketing consulting firm.

Ms. Lewis joined the Company in 1970. She managed the Human Resources Department of EG&G Reynolds Electrical & Engineering Co., Inc. from 1984 until 1995 when she was elected Vice President of EG&G. Ms. Lewis is responsible for Human Resources.

Ms. Lorenz joined the Company in 1990. She was elected a Vice President in 1992 and is responsible for Investor Relations and Corporate Communications.

Dr. Peters joined the Company in 1968. He was elected a Vice President in 1987 and is responsible for Planning.

Mr. Rossi joined the Company in 1967. He was elected a Vice President in 1988 and serves as a principal executive in the office of the Chief Operating Officer.

Mr. Theodores joined the Company in 1986. He was Director of Corporate New Business Development from 1992 until being elected a Vice President of Mergers and Acquisitions in 1996.

Mr. Williams joined the Company in 1972. He was elected a Vice President in 1984 and serves as a principal executive in the office of the Chief Operating Officer.

Mr. Heaney joined the Company in 1980, serving as Manager of Financial Analysis, Controller of the Technical Services segment from 1989 to 1994 and Director of Economic Value Added Implementation in 1994-5. He was elected Treasurer in 1995.

Mr. Ribaudo joined the Company in 1996 as Corporate Controller. He had been associated with Arthur Andersen LLP since 1982, and was elected a partner of that firm in 1994.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

                                         1995 Quarters
                                         -------------
                          First       Second         Third       Fourth
                         ------       ------        ------       ------
High                     $15.50       $18.38        $20.00       $24.50
Low                       13.00        15.00         16.38        18.00


                                         1996 Quarters
                                         -------------
                          First       Second         Third       Fourth
                         ------       ------        ------       ------
High                     $25.13       $23.50        $21.38       $21.13
Low                       20.38        19.88         16.88        16.25


DIVIDENDS

                                         1995 Quarters
                                         -------------
                          First       Second         Third       Fourth
                          -----       ------         -----       ------
Cash Dividends
 Per Common Share         $ .14        $ .14         $ .14        $ .14


                                         1996 Quarters
                                         -------------
                          First       Second         Third       Fourth
                          -----       ------         -----       ------
Cash Dividends
 Per Common Share         $ .14        $ .14         $ .14        $ .14


The Company's common stock is listed and traded on the New York Stock Exchange. The number of holders of record of the Company's common stock as of February 21, 1997, was approximately 11,330.

In October 1996, the Board of Directors of the Company declared a regular quarterly cash dividend of fourteen cents per share of common stock. The quarterly cash dividend was paid on February 10, 1997, to stockholders of record at the close of business on January 17, 1997.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION


For the Five Years Ended December 29, 1996
(In thousands
where applicable)
                                                       1996              1995            1994               1993            1992
                                                 ----------        ----------      ----------         ----------      ----------

OPERATIONS:
 Sales                                           $1,427,252        $1,419,578      $1,332,556         $1,319,416      $1,320,081
 Operating income (loss) from
  continuing operations                              87,630            82,673         (10,947)a           87,484          68,785
 Income (loss) from
  continuing operations                              54,480            54,304         (32,107)            54,622          48,765
 Income from discontinued operations,
  net of income taxes                                 5,676            13,736          26,452             24,949          39,014
 Income (loss) before cumulative effect
  of accounting changes                              60,156            68,040          (5,655)            79,571          87,779
 Net income (loss)                                   60,156            68,040          (5,655)            59,071c         87,779
 Earnings (loss) per share:
  Continuing operations                                1.15              1.05            (.58)               .97             .87
  Discontinued operations                               .12               .27             .48                .44             .69
   Income (loss) before cumulative effect
    of accounting changes                              1.27              1.32            (.10)              1.41            1.56
   Net income (loss)                                   1.27              1.32            (.10)              1.05c           1.56
 Return on equity                                      16.4%             16.8%           (1.2)%b            12.4%d          19.6%
 Weighted average common
  shares outstanding                                 47,298            51,483          55,271             56,504          56,385

FINANCIAL POSITION:
 Working capital                                 $  194,915        $  218,235      $  199,656         $  227,935      $  247,518
 Current ratio                                       1.75:1            1.87:1          1.71:1             1.98:1          2.07:1
 Total assets                                       822,900           803,915         793,129            764,887         746,577
 Short-term debt                                     21,499             5,275          59,988             43,589          40,267
 Long-term debt                                     115,104           115,222             812              1,450           1,956
 Long-term liabilities                               82,894            71,296          65,129             52,727          38,871
 Stockholders' equity                               365,106           366,946         445,366            477,534         473,636
  - Per share                                          7.88              7.71            8.08               8.51            8.34
 Total debt/total capital                                27%               25%             12%                 9%              8%
 Common shares outstanding                           46,309            47,610          55,124             56,131          56,812

OTHER DATA:
 Cash flows from continuing
   operations                                    $   73,238        $  123,831      $   70,341         $   76,217      $   94,554
 Cash flows from discontinued
   operations                                         6,920            26,334          25,542             35,920          33,253
 Cash flows from operating
   activities                                        80,158           150,165          95,883            112,137         127,807
 Capital expenditures                                80,490            61,839          37,277             27,860          22,446
 Depreciation and amortization                       40,936            39,426          36,790             37,842          36,292
 Cash dividends per common share                        .56               .56             .56                .52             .49


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

In 1994, the Company initiated a series of significant actions to reposition its businesses for future success. These initiatives included withdrawal from the Department of Energy (DOE) Support business, restructuring the cost model of continuing operations, improved utilization of working capital, liquidation of nonstrategic investments and assets, replacing a portion of equity capital with long-term debt, adoption of Economic Value Added (EVA) as the basis of measurement and incentive compensation systems and increased investment in internal development programs. Substantial progress was made in each of these areas in 1995 and 1996 and is detailed later in this report. The repositioning continued in 1996 with a realignment of the operating organization to continue to position the Company for sustained long-term growth. The overall goal of the effort is to provide greater focus on the end-use customer by consolidating divisions around common technology, manufacturing processes and markets. As part of this program, a new corporate office was established to which all division managers report directly, resulting in the elimination of a management layer. These programs have resulted in improved financial results since 1994, which are expected to continue in the future.

1996 COMPARED TO 1995

Sales from continuing operations increased 1% in 1996 compared to 1995, reflecting a growth in product sales of 8% and a decrease in Technical Services' sales. Operating income from continuing operations increased 6% in 1996 compared to 1995. The improvement reflected the impact of higher sales in the Instruments and Mechanical Components segments and lower costs resulting from the Company's 1994 restructuring plan. Partially offsetting these increases in operating income were decreases in Optoelectronics caused by significant operational problems resulting in a loss in the micromachined sensors business and decreases in Technical Services caused by lower automotive testing services and the completion of two contracts in 1995. Cost savings under the 1994 restructuring plan totaled $26 million in 1996, which represents an $11 million increase over the savings achieved in 1995. Capital expenditures increased 30% in 1996 to $80 million, and outlays for research and development were $43 million. The Company's program to reduce working capital and to dispose of nonstrategic assets continued in 1996 with cumulative reductions of over $85 million since its inception in 1994. Key measures of effectiveness of working capital management, Days Sales Outstanding and Inventory Turns, improved by 2% and 9%, respectively, in 1996.

1995 COMPARED TO 1994

Sales from continuing operations increased by $87 million in 1995 to $1.4 billion, and operating income before nonrecurring charges increased by 38% over 1994. Key measures of effectiveness of working capital management, Days Sales Outstanding and Inventory Turns, improved by 10% and 15%, respectively, in 1995. Research and development and capital expenditures increased by 10% and 66%, respectively.


FACTORS AFFECTING FUTURE OPERATING RESULTS

Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties. Future trends in revenues and operating income will be dependent both on external factors and on the success of the various programs described in this report. In Technical Services, future performance will continue to be impacted by a highly competitive procurement environment, continuing changes in federal budget priorities and rapidly changing customer requirements. The NASA contract expires on October 31, 1997 and has three 2-year renewal options at the discretion of the government. While it is possible that the Company's contract could be absorbed by the single Space Flight Operations contract, the

Company believes that its contract will be renewed by NASA. Future performance in our three product segments will be highly dependent on the technological success and market acceptance of new program initiatives, including the amorphous silicon project and the micromachined sensors business. The Optoelectronics results are also dependent on management's ability to bring the micromachined sensors business to break-even operations in 1997. Continued success in improving operational efficiency will be required to offset increasing price pressure in most of the Company's product offerings. As customer order cycles continue to shorten, reducing required lead times, many of our businesses operate with reducing backlogs. As the Company's operations continue to expand globally, movements in foreign exchange rates could affect operating results. Effective tax rates in the future could be affected by changes in the geographical distribution of income, utilization of net operating loss carryforwards and repatriation costs.


RESULTS OF OPERATIONS

The discussion that follows is a summary analysis of the major changes by industry segment.

INSTRUMENTS

1996 COMPARED TO 1995

The $28.1 million sales increase resulted mainly from higher demand for explosives detection systems, primarily from U.S. government facilities, and for diagnostic and medical research products. These increases were partially offset by decreases totaling $12 million, which resulted from the effect of changes in foreign exchange rates and the divestiture of two product lines in 1995. Operating income was 11.3% of sales in 1996 compared to 5.8% in 1995. Operating income increased $19.3 million, primarily from improved margins on higher sales. Also contributing, to a lesser extent, were manufacturing and engineering process improvements, lower costs resulting from the restructuring plan, lower inventory provisions due to improved inventory management, the favorable impact of changes in foreign exchange rates, income from the expiration of a grant liability and a 1995 provision for additional cost reductions. A $4.2 million provision for a 1996 patent infringement settlement and increased management incentive accruals partially offset these increases. As part of the settlement, the Company entered into a royalty agreement covering future sales.

1995 COMPARED TO 1994

The $20.4 million sales increase resulted primarily from higher demand for diagnostic and security products and the effect of changes in foreign exchange rates, partially offset by an $11 million decrease due to the divestiture of three product lines under the restructuring plan. The increase in operating income of $11.1 million, excluding the 1994 nonrecurring charges of $55.7 million, resulted from cost reductions of $6.9 million from the 1994 restructuring plan, margin on higher sales and the 1994 expense related to the close-down of a research and development project. The increases were partially offset by the unfavorable impact on export shipment margins caused by the strengthening of the Finnish markka against other major currencies, the expenses associated with the expansion of the food-monitoring business and a provision for additional cost reductions.

MECHANICAL COMPONENTS

1996 COMPARED TO 1995

Higher demand for aerospace, electromechanical and industrial process sealing products resulted in 11% sales growth. The 7% increase in operating income resulted from the margin on higher sales and lower costs from the restructuring plan, partially offset by provisions for projected excess contract costs and warranty repairs.

1995 COMPARED TO 1994

The $16.8 million sales increase was due to improving market conditions, primarily for industrial process sealing and aerospace products. The $5.8 million increase in operating income, excluding the 1994 restructuring charges of $2.7 million, resulted primarily from margin on higher sales and $1.5 million of cost reductions. The 1994 results included a provision for environmental remediation costs of $1.3 million and increased start-up costs for the transportation element of the electromechanical business.

OPTOELECTRONICS

1996 COMPARED TO 1995

Sales of new imaging products and higher demand for detectors and accelerometers for the automotive market, partially offset by decreases caused by lower power supplies sales and the divestiture of a product line in 1995, resulted in an increase of $10.2 million. Operating income decreased $7.1 million as significant operational problems resulted in a loss in the micromachined sensors business, which had sales of $37 million. To a lesser extent, lower sales and projected excess contract costs in the power supplies business contributed to the decrease. Management is implementing corrective actions in the micromachined sensors business, which are expected to result in break-even operations in 1997. Partially offsetting these decreases were the margin on the sales of new imaging products and lower costs resulting from the restructuring plan. The 1996 impact of the development effort for the amorphous silicon project continued at the $5 million level.

1995 COMPARED TO 1994

Sales increased $46 million, or 22%, primarily due to $28 million of higher sales of IC Sensors, acquired at the end of the third quarter of 1994, and higher shipments of flash products. The $1 million operating income increase, excluding the 1994 nonrecurring charges of $9.7 million, resulted from margin on higher sales and $2.6 million of cost reductions. The increases were partially offset by lower margins due to competitive pricing pressures and higher production costs in one product line and completion of certain government contracts in 1994. The Company significantly increased research and development expenses and capital expenditures in 1995 to support the amorphous silicon and micromachined sensor programs.

TECHNICAL SERVICES

1996 COMPARED TO 1995

The $57.8 million sales reduction was mainly the result of the absence in 1996 of the billings under two large contracts discussed below. Also contributing to the reduction was a decrease in sales of the automotive operations, primarily due to continuing lower demand for stationary testing services caused by customers' budget constraints and mature testing specifications, and completion of a lubricant testing contract at the end of the first quarter of 1996. The $14 million operating income reduction was the result of the sales reductions partially offset by the recognition of a productivity incentive fee on the Kennedy Space Center (KSC) contract and the 1995 estimated provision for a legal judgment.

1995 COMPARED TO 1994

The $3.8 million sales increase was the net result of billings under two contracts for communication systems development and water flow control offset by decreases resulting from continuing reductions in government funding and the phasedown of the Superconducting Super Collider Laboratory contract. In addition, demand for stationary automotive testing services was lower in 1995. Operating income was flat, excluding the 1994 restructuring charges of $1.6 million. The income earned on the two previously described contracts, and an unfavorable contract adjustment and early retirement costs recorded in 1994 were offset by several decreases. These decreases included costs incurred in excess of contract coverage, an estimated provision for a legal judgment, start-up costs for the environmental services and systems business and the effect of lower sales levels in certain government services and the automotive testing markets.

GENERAL CORPORATE EXPENSES

1996 COMPARED TO 1995

The $4.8 million decrease was primarily due to lower costs resulting from the restructuring plan and lower management incentive accruals.

1995 COMPARED TO 1994

The $4.6 million decrease, excluding the 1994 restructuring charges of $1 million, resulted from $3.8 million of cost reductions in 1995, and $1 million of separation costs and $1 million of costs associated with the restructuring plan recorded in 1994. These decreases in expenses were partially offset by management incentive accruals.

OTHER

1996 COMPARED TO 1995

The $10.7 million net increase in other expense was due to higher interest expense reflecting the issuance of $115 million of ten-year notes in October 1995 and lower gains on the disposition of nonstrategic assets. The effective tax rate of 32.2% for 1996 was lower than the 36.9% rate in 1995 primarily due to changes in the geographical distribution of income.

1995 COMPARED TO 1994

The $9.6 million increase in other income was due to gains on sales of investments and nonstrategic assets, higher income generated by joint ventures and lower investment write-downs. Partially offsetting these factors were higher interest expense and foreign exchange losses. The effective tax rate for continuing operations was 36.9% in 1995. The effective tax rate of 87.5% in 1994 was higher than normal as a result of the impact of the goodwill write-down and the restructuring charges.

DISCONTINUED OPERATIONS

1996 COMPARED TO 1995

The decrease in income from discontinued operations, net of income taxes, reflected the expiration of the Rocky Flats and Nevada Test Site contracts in 1995. The Mound contract, the Company's remaining management and operations contract with the DOE, has been extended to June 30, 1997 under existing terms and conditions and could be extended by the DOE for up to an additional three months. Sales and income from the Mound contract are dependent upon the negotiated work scope and fee pools.

1995 COMPARED TO 1994

Income from discontinued operations, net of income taxes, was $12.7 million lower in 1995. The decrease reflected the expiration of the Idaho National Engineering Laboratory contract in September 1994 and the Rocky Flats contract in June 1995.

DEPRECIATION CHANGE

In 1995, the Company changed its method of depreciation for certain classes of plant and equipment purchased after January 1, 1995 from an accelerated method to the straight-line method for financial reporting purposes. The Company believes that the straight-line method more appropriately reflects the timing of the economic benefits to be received from these assets, consisting mainly of manufacturing equipment. The Company also changed its convention for calculating depreciation expense during the year that an asset is acquired. Previously, the Company used the half-year convention; starting in 1995, the Company commences depreciation in the month the asset is placed in service. In 1995, the effect of applying these new methods was to reduce depreciation expense by $4.3 million, and to increase income from continuing operations and net income by $2.7 million and net income per share by $.05.

ENVIRONMENTAL

The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. As of December 29, 1996, the Company had an accrual of $3.2 million to reflect its estimated liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.


FINANCIAL CONDITION

The Company's cash and cash equivalents decreased $28.4 million in 1996 while commercial paper borrowings increased $18 million, mainly due to the higher level of capital expenditures. Net cash provided by operating activities was $80.2 million in 1996, $150.2 million in 1995 and $95.9 million in 1994. The net cash provided by continuing operations was lower in 1996 compared to 1995 primarily as a result of increases in accounts receivable and inventories in 1996 compared to decreases in 1995. The accounts receivable increase was mainly caused by higher sales in the product segments; inventory levels increased primarily for anticipated sales. The Company's program to reduce working capital and to dispose of nonstrategic assets continued in 1996 with cumulative reductions of over $85 million since 1993. The net cash provided by continuing operations was higher in 1995 compared to 1994 as a result of increased earnings and a $29.6 million reduction in accounts receivable and inventories, despite higher sales. The net cash provided by operating activities was used principally for capital expenditures, stock repurchases, cash dividends and, in 1994, for acquisitions.

Cash outlays in 1996 under the 1994 restructuring plan were $3.5 million, bringing the total spent under the plan to $25 million.

Discontinued operations generated cash of $6.9 million in 1996 compared to $26.3 million in 1995, reflecting the expiration of the Rocky Flats and Nevada Test Site contracts during 1995. Future cash flows from discontinued operations will continue to decrease due to the expected expiration of the Mound contract at the end of the second quarter of 1997.

Capital expenditures were $80 million in 1996, an increase of $19 million over the 1995 level, and are expected to return to approximately the 1995 level in 1997. These expenditures support new product development initiatives primarily in the Optoelectronics segment, including the amorphous silicon and micromachined sensor programs and Technical Services segment, including the new facility for testing light trucks and sports-utility vehicles.

In 1995, the Company issued $115 million of unsecured ten-year notes, of a total $150 million authorized, at an interest rate of 6.8%. The unissued notes of $35 million are covered by a shelf registration statement. The proceeds were used to pay off commercial paper borrowings that were used mainly to finance repurchases of the Company's common stock. The Company has two revolving credit agreements totaling $200 million. These agreements consist of a $100 million, 364-day facility, which expires in March 1997, and a $100 million, five-year facility, which expires in March 2001. The Company did not draw down either of these credit facilities during 1996 and is in the process of negotiating an extension of these agreements.

During 1996, the Company purchased 1.6 million shares of its common stock through periodic purchases on the open market at a cost of $30.8 million. As of December 29, 1996, the Company had authorization to purchase 4.1 million additional shares and, subject to market conditions, plans to maintain approximately the 1996 level of purchases in 1997.

The Company has limited involvement with derivative financial instruments and uses forward contracts and options to hedge certain foreign commitments and transactions denominated in foreign currencies. The notional amount of outstanding forward exchange contracts was $62 million as of December 29, 1996. The average contract term is one month, and there are no cash requirements on forward contracts until maturity. Credit risk is minimal because the contracts are with very large banks; any market risk is offset by the exposure on the underlying hedged items. Gains and losses on forward contracts are offset against foreign exchange gains and losses on the underlying hedged items.


DIVIDENDS

In January 1997, the Board of Directors declared a regular quarterly cash dividend of 14 cents per share, resulting in an annual rate of 56 cents per share for 1997. EG&G has paid cash dividends, without interruption, for 32 years and continues to retain what management believes to be sufficient earnings to support the funding requirements of its planned growth.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 29, 1996 AND DECEMBER 31, 1995


(Dollars in thousands except per share data)              1996            1995
------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                           $  47,846      $   76,204
 Accounts receivable (Note 2)                          222,856         211,903
 Inventories (Note 3)                                  119,558         114,199
 Other current assets (Note 12)                         64,451          66,380
                                                     ---------      ----------
TOTAL CURRENT ASSETS                                   454,711         468,686
                                                     ---------      ----------
Property, Plant and Equipment:
 At cost (Note 5)                                      480,858         417,566
 Accumulated depreciation and amortization            (288,808)       (270,026)
                                                     ---------      ----------
Net Property, Plant and Equipment                      192,050         147,540
                                                     ---------      ----------
Investments (Note 6)                                    16,839          16,072
Intangible Assets (Note 7)                             110,368         123,421
Other Assets (Note 11)                                  48,932          48,196
                                                     ---------      ----------
TOTAL ASSETS                                         $ 822,900      $  803,915
                                                     =========      ==========

Current Liabilities:
 Short-term debt (Note 8)                            $  21,499      $    5,275
 Accounts payable                                       75,749          72,759
 Accrued expenses (Note 10)                            157,558         168,671
 Net liabilities of discontinued operations
  (Note 4)                                               4,990           3,746
                                                     ---------      ----------
TOTAL CURRENT LIABILITIES                              259,796         250,451
                                                     ---------      ----------
Long-Term Debt (Note 8)                                115,104         115,222
Long-Term Liabilities (Notes 11 and 12)                 82,894          71,296
Contingencies (Note 13)
Stockholders' Equity (Note 15):
 Preferred stock - $1 par value, authorized
  1,000,000 shares; none outstanding                         -              -
 Common stock - $1 par value, authorized
  100,000,000 shares; issued 60,102,000 shares          60,102         60,102
 Retained earnings                                     532,043        498,181
 Cumulative translation adjustments                     18,228         28,679
 Net unrealized gain on marketable investments
  (Note 6)                                               1,204            244
 Cost of shares held in treasury; 13,792,000
  shares in 1996 and 12,492,000 shares in 1995        (246,471)      (220,260)
                                                     ---------      ---------
Total Stockholders' Equity                             365,106        366,946
                                                     ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 822,900      $ 803,915
                                                     =========      =========

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 29, 1996

(Dollars in thousands except per share data)                                1996                1995               1994
-----------------------------------------------------------------------------------------------------------------------

Sales:
 Products                                                             $  867,623          $  802,187         $  750,649
 Services                                                                559,629             617,391            581,907
                                                                      ----------          ----------         ----------
TOTAL SALES                                                            1,427,252           1,419,578          1,332,556
                                                                      ----------          ----------         ----------

Costs and Expenses:
 Cost of sales:
  Products                                                               547,504             512,970            486,564
  Services                                                               501,239             539,076            508,045
                                                                      ----------          ----------         ----------
Total cost of sales                                                    1,048,743           1,052,046            994,609
Research and development expenses                                         42,841              42,379             38,585
Selling, general and administrative expenses                             248,038             242,480            239,609
Goodwill write-down (Note 7)                                                   -                   -             40,300
Restructuring charges (Note 9)                                                 -                   -             30,400
                                                                      ----------          ----------         ----------
Total Costs and Expenses                                               1,339,622           1,336,905          1,343,503
                                                                      ----------          ----------         ----------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS                        87,630              82,673            (10,947)

Other Income (Expense), Net (Note 18)                                     (7,276)              3,386             (6,176)
                                                                      ----------          ----------         ----------
Income (Loss) From Continuing Operations
 Before Income Taxes                                                      80,354              86,059            (17,123)
Provision for Income Taxes (Note 12)                                      25,874              31,755             14,984
                                                                      ----------          ----------         ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                  54,480              54,304            (32,107)
Income From Discontinued Operations,
 Net of Income Taxes (Note 4)                                              5,676              13,736             26,452
                                                                      ----------          ----------         ----------
NET INCOME (LOSS)                                                     $   60,156          $   68,040         $   (5,655)
                                                                      ==========          ==========         ==========

Earnings (Loss) Per Share (Note 19):
CONTINUING OPERATIONS                                                 $     1.15          $     1.05         $     (.58)
Discontinued Operations                                                      .12                 .27                .48
                                                                      ----------          ----------         ----------
NET INCOME (LOSS)                                                     $     1.27          $     1.32         $     (.10)
                                                                      ==========          ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE YEARS ENDED DECEMBER 29, 1996

                                                                                                Net
                                                                                         Unrealized                         Total
                                                                            Cumulative      Gain on         Cost of         Stock-
                                                   Common      Retained    Translation   Marketable     Shares Held       holders'
  (Dollars in thousands except per share data)      Stock      Earnings    Adjustments  Investments     in Treasury        Equity
  ----------------------------------------------------------------------------------------------------------------------------------
  BALANCE, JANUARY 2, 1994                        $60,102     $ 496,063      $ (8,287)      $     -       $ (70,344)     $ 477,534

  Net loss                                              -        (5,655)            -             -               -         (5,655)
  Cash dividends ($.56 per share)                       -       (31,012)            -             -               -        (31,012)
  Exercise of employee stock options
    and related income tax benefits                     -           342             -             -             887          1,229
  Translation adjustments                               -             -        19,072             -               -         19,072
  Purchase of common stock for treasury                 -             -             -             -         (19,139)       (19,139)
  Unrealized gain on marketable investments             -             -             -         3,337               -          3,337
                                                  -------     ---------      --------       -------       ---------      ---------
  BALANCE, JANUARY 1, 1995                         60,102       459,738        10,785         3,337         (88,596)       445,366

  Net income                                            -        68,040             -             -               -         68,040
  Cash dividends ($.56 per share)                       -       (29,293)            -             -               -        (29,293)
  Exercise of employee stock options
    and related income tax benefits                     -           246             -             -           3,415          3,661
  Translation adjustments                               -             -        17,894             -               -         17,894
  Purchase of common stock for treasury                 -             -             -             -        (135,079)      (135,079)
  Change in net unrealized gain on
    marketable investments                              -             -             -        (3,093)              -         (3,093)
  Redemption of shareholder rights                      -          (550)            -             -               -           (550)
                                                  -------     ---------      --------       -------       ---------      ---------
  BALANCE, DECEMBER 31, 1995                       60,102       498,181        28,679           244        (220,260)       366,946

  Net income                                            -        60,156             -             -               -         60,156
  Cash dividends ($.56 per share)                       -       (26,589)            -             -               -        (26,589)
  Exercise of employee stock options
    and related income tax benefits                     -           295             -             -           4,549          4,844
  Translation adjustments                               -             -       (10,451)            -               -        (10,451)
  Purchase of common stock for treasury                 -             -             -             -         (30,760)       (30,760)
  Change in net unrealized gain on
    marketable investments                              -             -             -           960               -            960
                                                  -------     ---------      --------       -------       ---------      ---------
  BALANCE, DECEMBER 29, 1996                      $60,102     $ 532,043      $ 18,228       $ 1,204       $(246,471)     $ 365,106
                                                  =======     =========      ========       =======       =========      =========


  The accompanying notes are an integral part of these consolidated financial statements.


  CONSOLIDATED STATEMENT OF CASH FLOWS

  FOR THE THREE YEARS ENDED DECEMBER 29, 1996
  (Dollars in thousands)                                                                 1996             1995               1994
  -------------------------------------------------------------------------------------------------------------------------------
  Cash Flows Provided by Operating Activities:
   Net income (loss)                                                                 $ 60,156        $  68,040           $ (5,655)
   Deduct net income from discontinued operations                                      (5,676)         (13,736)           (26,452)
                                                                                     --------        ---------           --------
   Income (loss) from continuing operations                                            54,480           54,304            (32,107)
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
       Goodwill write-down                                                                  -                -             40,300
       Noncash portion of restructuring charges                                             -                -              4,902
       Depreciation and amortization                                                   40,936           39,426             36,790
       Losses (gains) on asset dispositions and investments, net                       (1,714)          (5,442)             5,322
       Changes in assets and liabilities, net of
        effects from companies purchased and divested:
          Decrease (increase) in accounts receivable                                  (11,781)          17,535              6,284
          Decrease (increase) in inventories                                           (6,659)          12,106              1,643
          Increase in accounts payable                                                  3,469            6,087              2,124
          Increase (decrease) in accrued restructuring costs                           (3,455)         (17,522)            21,532
          Increase (decrease) in accrued expenses                                        (718)          27,609              2,904
          Change in prepaid and deferred taxes                                          8,793           (3,712)            (5,163)
          Change in prepaid expenses and other                                        (10,113)          (6,560)           (14,190)
                                                                                     --------        ---------           --------
  Net Cash Provided by Continuing Operations                                           73,238          123,831             70,341
  Net Cash Provided by Discontinued Operations                                          6,920           26,334             25,542
                                                                                     --------        ---------           --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                            80,158          150,165             95,883
                                                                                     --------        ---------           --------

  Cash Flows Used in Investing Activities:
     Capital expenditures                                                             (80,490)         (61,839)           (37,277)
     Proceeds from dispositions of businesses and
       sales of property, plant and equipment                                           1,744           15,238              2,872
     Cost of acquisitions, net of cash and cash equivalents acquired                        -                -            (32,841)
     Proceeds from sales of investment securities                                       9,447           10,584              5,092
     Other                                                                             (2,000)          (2,754)            (2,730)
                                                                                     --------        ---------           --------
  NET CASH USED IN INVESTING ACTIVITIES                                               (71,299)         (38,771)           (64,884)
                                                                                     --------        ---------           --------

  Cash Flows Used in Financing Activities:
     Increase (decrease) in commercial paper                                           17,965          (49,814)            14,873
     Other debt payments                                                               (1,959)          (5,607)            (3,939)
     Proceeds from issuance of long-term debt                                               -          115,000                  -
     Proceeds from issuance of common stock                                             4,844            3,661              1,229
     Purchases of common stock                                                        (30,760)        (135,079)           (19,139)
     Cash dividends                                                                   (26,589)         (29,293)           (31,012)
     Other                                                                                  -           (1,763)                 -
                                                                                      -------        ---------           --------
  NET CASH USED IN FINANCING ACTIVITIES                                               (36,499)        (102,895)           (37,988)
                                                                                     --------        ---------           --------

  Effect of Exchange Rate Changes on Cash and Cash Equivalents                           (718)           1,281              1,228
                                                                                     --------        ---------           --------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (28,358)           9,780             (5,761)

  Cash and Cash Equivalents at Beginning of Year                                       76,204           66,424             72,185
                                                                                     --------        ---------           --------
  CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $ 47,846        $  76,204           $ 66,424
                                                                                     ========        =========           ========

  Supplemental Disclosures of Cash Flow Information:
     Cash paid during the year for:
      Interest                                                                       $ 13,526        $   7,271           $ 5,063
      Income taxes                                                                     35,678           23,380            41,353


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

SALES: Sales under cost-reimbursement contracts are recorded as costs are incurred and include applicable income in the proportion that costs incurred bear to total estimated costs. Other product and service sales are recorded at the time of shipment for products and at the end of a contract phase for service contracts. If a loss is anticipated on any contract, provision for the entire loss is made immediately.

INVENTORIES: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The majority of inventories is accounted for using the first-in, first-out method; remaining inventories are accounted for using the last-in, first-out (LIFO) method.

PROPERTY, PLANT AND EQUIPMENT: For financial statement purposes, the Company depreciates plant and equipment over their estimated useful lives, which generally fall within the following ranges: buildings and special-purpose structures -- 10 to 25 years; leasehold improvements -- estimated useful life or remaining term of lease, whichever is shorter; machinery and equipment -- 3 to 7 years; special-purpose equipment -- expensed or depreciated over the life of the initial related contract. Nonrecurring tooling costs are capitalized, while recurring costs are expensed. The Company depreciates plant and equipment over their estimated useful lives using accelerated methods for income tax purposes.

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

TRANSLATION OF FOREIGN CURRENCIES: The balance sheet accounts of non-U.S. operations, exclusive of stockholders' equity, are translated at year-end exchange rates, and income statement accounts are translated at weighted average rates in effect during the year; any translation adjustments are made directly to a component of stockholders' equity. The net transaction gains (losses) were not material for the years presented.

INTANGIBLE ASSETS: Intangible assets result from acquisitions accounted for using the purchase method of accounting and include the excess of cost over the fair market value of the net assets of the acquired businesses. Substantially all of these intangible assets are being amortized over periods of up to 20 years. Subsequent to the acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. See Note 7 for discussion of the goodwill write-down that occurred in 1994.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of this statement did not impact the Company's financial statements.

STOCK-BASED COMPENSATION: Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

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

2. ACCOUNTS RECEIVABLE

Accounts receivable as of December 29, 1996 and December 31, 1995 included unbilled receivables of $44 million, which were due primarily from U.S. government agencies. Accounts receivable were net of reserves for doubtful accounts of $4.2 million and $4.4 million as of December 29, 1996 and December 31, 1995, respectively.

3. INVENTORIES

Inventories as of December 29, 1996 and December 31, 1995 consisted of the following:


    (In thousands)               1996             1995
                             --------         --------

    Finished goods           $ 31,436         $ 28,540
    Work in process            28,536           28,613
    Raw materials              59,586           57,046
                             --------         --------
                             $119,558         $114,199
                             ========         ========

The portion of inventories accounted for using the LIFO method of determining inventory costs in 1996 and 1995 approximated 23% of total inventories. The excess of current cost of inventories over the LIFO value was approximately $8 million as of December 29, 1996 and $9 million as of December 31, 1995.

4. DISCONTINUED OPERATIONS

The former DOE Support segment, which has provided services under management and operations contracts, is presented as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

The EG&G Rocky Flats, Inc. contract terminated in June 1995. The Reynolds Electrical and Engineering Co., Inc. and the EG&G Energy Measurements, Inc. contracts expired on December 31, 1995. The EG&G Mound Applied Technologies, Inc. contract, the Company's remaining DOE management and operations contract, has been extended by the DOE to June 30, 1997 under existing terms and conditions and could be extended for up to an additional three months. Sales and income from the Mound contract are dependent upon the negotiated work scope and fee pools.

Summary operating results of the discontinued operations were as follows:


    (In thousands)                                        1996              1995             1994
                                                      --------          --------       ----------

    Sales                                             $141,181          $659,852       $1,300,064
    Costs and expenses                                 132,449           638,719        1,259,369
                                                      --------          --------       ----------
    Income from discontinued
      operations before income taxes                     8,732            21,133           40,695
    Provision for income taxes                           3,056             7,397           14,243
                                                      --------          --------       ----------
    Income from discontinued
     operations, net of income taxes                  $  5,676          $ 13,736       $   26,452
                                                      ========          ========       ==========


Given the nature of the government contracts, the Company does not anticipate incurring any material loss on the ultimate completion of the contracts.

Net assets (liabilities) of discontinued operations as of December 29, 1996 and December 31, 1995 consisted of the following:


(In thousands)
                                                                            1996            1995
                                                                         -------        --------
Accounts receivable, primarily unbilled                                  $ 2,050        $  7,693
Operating current liabilities                                             (7,040)        (11,439)
                                                                         -------        --------
                                                                         $(4,990)       $ (3,746)
                                                                         =======        ========

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, as of December 29, 1996 and December 31, 1995 consisted of the following:


(In thousands)
                                                                            1996              1995
                                                                        --------          --------
Land                                                                    $ 12,324          $ 12,003
Buildings and leasehold improvements                                     123,575           108,254
Machinery and equipment                                                  344,959           297,309
                                                                        --------          --------
                                                                        $480,858          $417,566
                                                                        ========          ========

6. INVESTMENTS

Investments as of December 29, 1996 and December 31, 1995 consisted of the following:


(In thousands)

                                                                            1996             1995
                                                                        --------         --------
Marketable investments (Note 11)                                         $12,294          $ 9,547
Other investments                                                            558            1,396
Joint venture investments                                                  4,363            7,349
                                                                         -------          -------
                                                                          17,215           18,292
Investments classified as other current assets                             (376)          (2,220)
                                                                         -------          -------
                                                                         $16,839          $16,072
                                                                         =======          =======

Marketable investments consisted of common stocks and trust assets which were primarily invested in common stocks and fixed-income securities to meet the supplemental executive retirement plan obligation. The net unrealized holding gain on marketable investments, net of deferred income taxes, reported as a separate component of stockholders' equity, was $1.2 million at December 29, 1996, a $1 million increase from the $0.2 million gain at December 31, 1995. In 1996, proceeds and gross realized losses from sales of available-for-sale securities were $1.2 million and $0.4 million, respectively. Average cost was the basis for computing the realized losses.

Marketable investments classified as available for sale as of December 29, 1996 and December 31, 1995 consisted of the following:

(In thousands)                              1996
                        -----------------------------------------------

                                               GROSS UNREALIZED HOLDING
                         MARKET                ------------------------
                          VALUE      COST        GAINS         (LOSSES)
                        -------   -------       ------         --------

Common stocks           $ 9,347   $ 7,498       $2,050           $(201)
Fixed-income
  securities              2,712     2,710            2              -
Money market funds          128       128           -               -
Other                       107       105            2              -
                        -------   -------       ------           -----
                        $12,294   $10,441       $2,054           $(201)
                        =======   =======       ======           =====

(In thousands)                              1995
                        ------------------------------------------------
                                                Gross Unrealized Holding
                         Market                 ------------------------
                          Value      Cost        Gains          (Losses)
                        -------   -------       ------          --------
Common stocks            $6,355    $6,144       $  919            $(708)
Fixed-income
  securities              2,789     2,694           95               -
Money market funds          261       261           -                -
Other                       142        72           70               -
                         ------    ------       ------            -----
                         $9,547    $9,171       $1,084            $(708)
                         ======    ======       ======            =====

The market values were based on quoted market prices. As of December 29, 1996, the fixed-income securities, on average, have maturities of approximately nine years.

Other investments consisted of nonmarketable investments in venture capital partnerships and private companies, which are carried at the lower of cost or net realizable value. The estimated aggregate fair value of other investments approximated the carrying amount at December 29, 1996 and December 31, 1995. The fair values of other investments were estimated based on the most recent rounds of financing and securities transactions and on other pertinent information, including financial condition and operating results. The Company wrote down certain investments by $2.5 million in 1995 and $4.5 million in 1994 to their estimated realizable value due to deterioration in the company/partnership's financial condition and the decision to liquidate the Company's position in investments no longer consistent with its strategic direction.

Joint venture investments are accounted for using the equity method.

7. INTANGIBLE ASSETS

Intangible assets were shown net of accumulated amortization of $51.8 million and $42.2 million as of December 29, 1996 and December 31, 1995, respectively. The $13.1 million net decrease in intangible assets resulted primarily from current year amortization and the effect of translating goodwill denominated in non-U.S. currencies at current exchange rates.

In 1994, the continued decline in the financial results of the operating elements of the Company's Berthold business acquired in 1989, the resultant strategic and operational review and the application of the Company's objective measurement tests resulted in an evaluation of goodwill for possible impairment. The underlying factors contributing to the decline in financial results included changes in the marketplace, delays in customer acceptance of new technologies and worldwide economic conditions. The Company calculated the present value of expected cash flows to determine the fair value of the business using a discount rate of 12%, which represented the Company's weighted average cost of capital. The evaluation resulted in a $39.2 million write-down of Berthold's $76 million goodwill balance. The evaluation also led the Company to determine that the remaining amortization period for the goodwill should be reduced from 36 years to 16 years based on the factors identified above. The Company also wrote off $1.1 million of a small Optoelectronics unit's goodwill in 1994.

8. DEBT

Short-term debt at December 29, 1996 consisted primarily of $18 million of commercial paper borrowings that had maturities of less than 30 days. There were no commercial paper borrowings outstanding at December 31, 1995. The weighted average interest rate on commercial paper borrowings was 6.2% at December 29, 1996. Commercial paper borrowings averaged $28 million during 1996 at an average interest rate of 5.4%, compared to average borrowings of $52.5 million during 1995 at an average interest rate of 6.1%.

During 1996, the Company renewed its credit facilities with the signing of two revolving credit agreement extensions totaling $200 million. These agreements consist of a $100 million, 364-day facility, which expires in March 1997, and a $100 million, five-year facility, which expires in March 2001. These agreements serve as backup facilities for the commercial paper borrowings. During 1996, the Company did not draw down either of these credit facilities, and there are no significant commitment fees. The Company is in the process of negotiating an extension of these agreements.

At December 29, 1996 and December 31, 1995, long-term debt included $115 million of unsecured ten-year notes issued in October 1995 at an interest rate of 6.8%. The total notes authorized were $150 million, and the unissued notes of $35 million are covered by a shelf registration statement. The carrying amount of the Company's long-term debt approximated the estimated fair value at December 29, 1996 and December 31, 1995 based on a quoted market price.

9. RESTRUCTURING CHARGES

During the third quarter of 1994, management completed its review of various operating elements and developed a plan to reposition these businesses to attain the Company's business goals. The plan resulted in pre-tax restructuring charges of $30.4 million. The major components of the restructuring charges were $21 million of employee separation costs, $4.9 million of noncash charges to dispose of certain product lines and assets through sale or abandonment and $4.5 million of charges to terminate lease and other contractual obligations no longer required as a result of the restructuring plan. The principal actions in the restructuring plan included reduction of excess manufacturing capacity, changes in distribution channels, consolidation and re-engineering of support infrastructure, disposal of underutilized assets, withdrawal from certain unprofitable product lines, disposal of excess property and general cost reductions. The net workforce reduction under the plan was approximately 700 positions. The implementation of this plan commenced during the second half of 1994 and was substantially complete at the end of 1995. Under the 1994 restructuring plan, cash outlays in 1996 were $3.5 million, bringing the total spent to $25 million.

10. ACCRUED EXPENSES

Accrued expenses as of December 29, 1996 and December 31, 1995 consisted of the following:

(In thousands)
                                                 1996                  1995
                                             --------              --------
Payroll and incentives                       $ 29,732              $ 28,660
Employee benefits                              44,845                40,178
Federal, non-U.S. and state income taxes       24,186                33,153
Other accrued operating expenses               58,795                66,680
                                             --------              --------
                                             $157,558              $168,671
                                             ========              ========

11. EMPLOYEE BENEFIT PLANS

SAVINGS PLAN: The Company has a savings plan for the benefit of qualified U.S. employees. Under this plan, the Company contributes an amount equal to the lesser of 55% of the amount of the employee's voluntary contribution or 3.3% of the employee's annual compensation. Savings plan expense was $5.8 million in 1996, $5.7 million in 1995 and $6.2 million in 1994.

PENSION PLANS: The Company has defined benefit pension plans covering substantially all U.S. employees and non-U.S. pension plans for non-U.S. employees. The plans provide benefits that are based on an employee's years of service and compensation near retirement. Assets of the U.S. plan are composed primarily of corporate equity and debt securities.

Net periodic pension cost included the following components:

(In thousands)                                            1996              1995              1994
                                                      --------          --------          --------
Service cost - benefits earned during the period      $  9,248          $  9,073          $  9,822
Interest cost on projected benefit obligations          17,335            16,733            15,070
Actual return on plan assets                           (32,287)          (42,992)             (461)
Net amortization and deferral                           13,116            24,310           (15,442)
                                                      --------          --------          --------
                                                      $  7,412          $  7,124          $  8,989
                                                      ========          ========          ========


The decrease in pension expense for 1995 was caused by changes in the discount rate and other actuarial assumptions in the U.S. plan.

The following table sets forth the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company's Consolidated Balance Sheet as of December 29, 1996 and December 31, 1995:

(In thousands)                                                1996                           1995
                                                     ----------------------         ----------------------
                                                     Non-U.S.          U.S.         Non-U.S.          U.S.
                                                     --------      --------         --------      --------
Actuarial present value of benefit obligations:
 Vested benefit obligations                           $25,119      $177,714          $23,702      $165,913
                                                      =======      ========          =======      ========
 Accumulated benefit obligations                      $26,163      $184,765          $24,806      $174,569
                                                      =======      ========          =======      ========

 Projected benefit obligations
  for service provided to date                        $31,663      $213,146          $31,490      $205,100
Plan assets at fair value                                   -       249,431                -       219,960
                                                      -------      --------          -------      --------
Plan assets less (greater) than
 projected benefit obligations                         31,663       (36,285)          31,490       (14,860)
Unrecognized net transition asset                           -         3,756                -         4,508
Unrecognized prior service costs                       (1,380)          690             (983)          807
Unrecognized net gain (loss)                            2,527           518            2,504       (18,922)
                                                      -------      --------          -------     ---------
Accrued pension liability (asset)                     $32,810      $(31,321)         $33,011      $(28,467)
                                                      =======      ========          =======      ========

Actuarial assumptions as of the year-end
 measurement date were:
  Discount rate                                          6.50%         7.50%            7.00%         7.25%
  Rate of compensation increase                          4.00%         5.00%            4.50%         5.00%
  Long-term rate of return on assets                        -          9.50%               -          9.50%


The non-U.S. accrued pension liability included $32.3 million and $32.5 million classified as long-term liabilities as of December 29, 1996 and December 31, 1995, respectively. The U.S. pension asset was classified as other noncurrent assets.

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. At December 29, 1996 and December 31, 1995, the projected benefit obligations were $11.2 million and $11 million, respectively. Assets with a fair value of $9.1 million and $8.3 million, segregated in a trust, were available to meet this obligation as of December 29, 1996 and December 31, 1995, respectively. Pension expense for this plan was approximately $1.5 million in 1996, 1995 and 1994.

POSTRETIREMENT MEDICAL PLANS: The Company provides health care benefits for eligible retired U.S. employees under a comprehensive major medical plan or under health maintenance organizations where available. The majority of the Company's U.S. employees become eligible for retiree health benefits if they retire directly from the Company and have at least ten years of service. Generally, the major medical plan pays stated percentages of covered expenses after a deductible is met and takes into consideration payments by other group coverages and by Medicare. The plan requires retiree contributions under most circumstances and has provisions for cost-sharing changes. For employees retiring after 1991, the Company has capped its medical premium contribution based on employees' years of service. The Company funds the amount allowable under a 401(h) provision in the Company's defined benefit pension plan. Assets of the plan are composed primarily of corporate equity and debt securities.

Net periodic postretirement medical benefit cost included the following components:

(In thousands)                                           1996        1995         1994
                                                      -------      ------       ------
Service cost - benefits earned during the period      $   349     $   391       $  426
Interest cost on accumulated benefit obligations        1,459       1,697        1,620
Actual return on plan assets                           (1,128)     (1,001)         (70)
Net amortization and deferral                             296         544         (237)
                                                      -------     -------       ------
                                                      $   976     $ 1,631       $1,739
                                                      =======     =======       ======

The following table sets forth the plan's funded status and the amounts recognized in the Company's Consolidated Balance Sheet at December 29, 1996 and December 31, 1995:

(In thousands)                                                 1996        1995
                                                            -------     -------
Actuarial present value of accumulated
 benefit obligations:
  Current retirees                                          $15,699     $15,762
  Active employees eligible to retire                           563         908
  Other active employees                                      4,848       7,171
                                                            -------     -------
                                                             21,110      23,841
Plan assets at fair value                                     8,470       7,342
                                                            -------     -------
Plan assets less than accumulated
 benefit obligations                                         12,640      16,499
Unrecognized net gain                                         4,669         381
                                                            -------     -------
Accrued postretirement medical liability                    $17,309     $16,880
                                                            =======     =======

Actuarial assumptions as of the year-end measurement
 date were:
  Discount rate                                                7.50%       7.25%
  Health care cost trend rate:
   First year                                                 12.00%      13.00%
   Ultimate                                                    6.50%       6.50%
   Years to reach ultimate                                   7 years     8 years
  Long-term rate of return on assets                           9.50%       9.50%

The accrued postretirement medical liability included $16.3 million and $15.9 million classified as long-term liabilities as of December 29, 1996 and December 31, 1995, respectively.

If the health care cost trend rate was increased 1%, the accumulated postretirement benefit obligations would have increased by approximately $1.3 million at December 29, 1996. The effect of this increase on the annual cost for 1996 would have been approximately $0.1 million.

OTHER: During 1995, the Company adopted an EVA Incentive Compensation Plan, the purpose of which is to provide incentive compensation to certain key employees, including all officers, in a form that relates the financial rewards to an increase in the value of the Company to its shareholders. Awards under this plan are approved annually by the Board of Directors.

The above information does not include amounts related to benefit plans applicable to employees associated with contracts with the DOE and NASA because the Company is not responsible for the current or future funded status of the plans.

12. INCOME TAXES

The components of income (loss) from continuing operations before income taxes for financial reporting purposes were as follows:

(In thousands)                                     1996                      1995             1994
                                                -------                   -------         --------
U.S.                                            $36,235                   $53,264         $ 15,986
Non-U.S.                                         44,119                    32,795          (33,109)
                                                -------                   -------         --------
                                                $80,354                   $86,059         $(17,123)
                                                =======                   =======         ========

The components of the provision for income taxes for continuing operations were as follows:

(In thousands)                              1996
                   -------------------------------------------------------
                                         DEFERRED
                   CURRENT               (PREPAID)                   TOTAL
                   -------               --------                  -------
Federal            $ 4,209                $10,473                  $14,682
State                3,653                    135                    3,788
Non-U.S.             8,545                 (1,141)                   7,404
                   -------               --------                 --------
                   $16,407                $ 9,467                  $25,874
                   =======                =======                  =======

(In thousands)                              1995
                   -------------------------------------------------------
                                         Deferred
                   Current               (Prepaid)                   Total
                   -------               --------                  -------
Federal            $26,268                $(3,411)                 $22,857
State                3,572                   (264)                   3,308
Non-U.S.             5,325                    265                    5,590
                   -------                -------                  -------
                   $35,165                $(3,410)                 $31,755
                   =======                =======                  =======

(In thousands)                              1994
                   -------------------------------------------------------
                                         Deferred
                   Current               (Prepaid)                   Total
                   -------               --------                  -------
Federal            $10,735                $(2,569)                 $ 8,166
State                3,670                    157                    3,827
Non-U.S.             2,834                    157                    2,991
                   -------                -------                  -------
                   $17,239                $(2,255)                 $14,984
                   =======                =======                  =======

The total provision for income taxes included in the consolidated financial statements was as follows:

(In thousands)                          1996              1995            1994
                                    --------           -------         -------

Continuing operations                $25,874           $31,755         $14,984
Discontinued operations                3,056             7,397          14,243
                                     -------           -------         -------
                                     $28,930           $39,152         $29,227
                                     =======           =======         =======

The major differences between the Company's effective tax rate for continuing operations and the federal statutory rate were as follows:

                                             1996           1995          1994
                                            -----           ----         -----

Federal statutory rate                       35.0%          35.0%        (35.0)%
Non-U.S. rate differential, net             (10.1)          (2.5)        (29.7)
State income taxes, net                       3.1            2.5          14.5
Goodwill amortization                         2.4            2.0          10.0
Increase (decrease) in valuation allowance   (1.1)          (2.3)        128.5
Other, net                                    2.9            2.2          (0.8)
                                            -----           ----         -----
Effective tax rate                           32.2%          36.9%         87.5%
                                            =====           ====         =====

The 1994 tax provision and effective rate for continuing operations were significantly impacted by the goodwill write-down and the restructuring charges. The Company did not record any tax benefit from the goodwill write-down and approximately $11 million of the restructuring charges because these charges, while tax deductible, were incurred in tax jurisdictions where the Company had existing operating loss carryforwards; therefore, the related tax assets were offset by a valuation allowance.

The tax effects of temporary differences and carryforwards which gave rise to prepaid (deferred) income taxes as of December 29, 1996 and December 31, 1995 were as follows:

(In thousands)                                     1996                    1995
                                               --------                --------
Deferred tax assets:
 Inventory reserves                            $  5,738                $  4,902
 Other reserves                                   9,628                  10,983
 Depreciation                                     3,869                   6,020
 Vacation pay                                     6,200                   6,319
 Net operating loss carryforwards                42,932                  45,380
 Postretirement health benefits                   5,077                   5,940
 Restructuring reserve                              616                   1,870
 All other, net                                  25,229                  26,850
                                               --------                --------
Total deferred tax assets                        99,289                 108,264
                                               --------                --------
Deferred tax liabilities:
 Award and holdback fees                         (3,814)                 (3,629)
 Pension contribution                            (9,212)                 (8,301)
 Amortization                                    (8,113)                 (8,896)
 All other, net                                 (14,489)                (11,663)
                                               --------                --------
Total deferred tax liabilities                  (35,628)                (32,489)
                                               --------                --------
Valuation allowance                             (35,250)                (38,227)
                                               --------                --------
Net prepaid taxes                              $ 28,411                $ 37,548
                                               ========                ========

At December 29, 1996, the Company had non-U.S. (primarily from Germany) net operating loss carryforwards of $92.7 million, of which $2.5 million expire in the years 1998 through 2002 and $90.2 million of which carry forward indefinitely. The $35.3 million valuation allowance results primarily from these carryforwards, for which the Company currently believes it is more likely than not that they will not be realized.

Current prepaid income taxes of $38.6 million and $40.2 million at December 29, 1996 and December 31, 1995, respectively, were included in other current assets. Long-term prepaid income taxes of $3.6 million were included in other noncurrent assets at December 31, 1995. Long-term deferred income taxes of $10.2 million and $6.3 million were included in long-term liabilities at December 29, 1996 and December 31, 1995, respectively.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Repatriation of retained earnings is done only when it is advantageous. Applicable federal taxes are provided only on amounts planned to be remitted. Accumulated net earnings of non-U.S. subsidiaries for which no federal taxes have been provided as of December 29, 1996 were $82.4 million, which does not include amounts that, if remitted, would result in little or no additional tax because of the availability of non-U.S. tax credits. Federal taxes that would be payable upon remittance of these earnings are estimated to be $24.5 million at December 29, 1996.

13. CONTINGENCIES

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

In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $3.2 million as of December 29, 1996 to reflect its estimated liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

During 1994, 1995 and 1996, the Company received notices from the Internal Revenue Service (IRS) asserting deficiencies in federal corporate income taxes for the Company's 1985 to 1992 tax years. The total additional tax proposed by the IRS amounts to $53 million plus interest. The Company has filed petitions in the United States Tax Court to challenge most of the deficiencies asserted by the IRS. The Company believes that it has meritorious legal defenses to those deficiencies and believes that the ultimate outcome of the case will not result in a material impact on the Company's consolidated results of operations or financial position.

14. NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES

EG&G, Inc. is a broad-based technology company that provides an array of products and technical services to manufacturers and end-users in medical, aerospace, photography, automotive and other ground transportation, environmental, industrial and government markets worldwide. The Company's industry segments are Instruments, Mechanical Components, Optoelectronics and Technical Services. Based on sales, Technical Services is the largest segment, representing approximately 40% of the Company's sales; each of the other segments accounts for approximately 20% of sales. The Instruments segment develops and manufactures hardware and associated software for applications in medical diagnostics, biochemical and medical research, materials analyses, environmental monitoring, industrial process measurement, food monitoring, and airport and industrial security worldwide. Mechanical Components provides products to four worldwide markets. Mechanical seals and bellows products are designed and manufactured for the chemical and petrochemical industries. Fans, blowers, ducting, components, seals and metallic parts/valves are supplied to the aerospace market. Motors and power supplies are sold to the transportation market. Regenerative blower and biofiltration systems are used in the environmental remediation market. The Optoelectronics segment designs and manufactures optical sensors, flashlamps and laser diodes. Electronic components are provided for industrial, consumer, medical and photography applications, and defense and energy programs. Micromachined sensors are used for a variety of applications, such as pressure sensors and accelerometers for the medical and automotive industries. Optoelectronics is designing medical imaging devices based on amorphous silicon technology. High-reliability power supplies are manufactured. This segment's products are distributed worldwide, and its future results are dependent on management's ability to bring the micromachined sensors business to break-even operations in 1997. The Technical Services segment supplies engineering, scientific, environmental, management and skilled support services primarily to U.S. government agencies. Analysis and testing services are provided primarily to the U.S. automotive and petroleum industries.

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

In 1996, 37% of the Company's sales from continuing operations were to U.S. government agencies, predominantly to the Department of Defense and NASA. In accordance with government regulations, all of the Company's government contracts are subject to termination for the convenience of the government. Costs incurred under cost-reimbursable contracts are subject to audit by the government. The results of prior audits, complete through 1991, have not had a material effect on the Company.

The Company's award/incentive-fee contract with NASA at the KSC, which contributed sales of $172 million in 1996, expires on October 31, 1997 and has three 2-year renewal options at the discretion of the government. While it is possible that the Company's contract could be absorbed by the single Space Flight Operations contract, the Company believes that its contract will be renewed by NASA and changed to a performance-based contract. The Company has been the base operations contractor at the KSC for 14 years and recently received its highest grades.

Given the nature of the DOE contracts, which are presented as discontinued operations, the Company does not anticipate incurring any material loss on the ultimate completion of the contracts.

For information concerning various investigations, claims, legal proceedings, environmental investigations and remedial actions, and notices from the IRS, see
Note 13.

15. STOCKHOLDERS' EQUITY

At December 29, 1996, six million shares of the Company's common stock were reserved for employee benefit plans.

The Company has nonqualified and incentive stock option plans for officers and key employees. Under these plans, options may be granted at prices not less than 100% of the fair market value on the date of grant. All options expire ten years from the date of grant. Options granted since 1994 become exercisable, in ratable installments, over a period of five years from the date of grant. In other years, options became exercisable at the date of grant. The Stock Option Committee of the Board of Directors, at its sole discretion, may also include stock appreciation rights in any option granted. There are no stock appreciation rights outstanding under these plans.

A summary of certain stock option information is as follows:


(Shares in thousands)               1996                                   1995                               1994
                         -------------------------------     -------------------------------     ------------------------------
                            Number              Weighted         Number             Weighted        Number             Weighted
                         of Shares         Average Price      of Shares        Average Price     of Shares        Average Price
                         ---------         -------------      ---------        -------------     ---------        -------------
Outstanding at
  beginning of year          3,276                $18.81          3,611               $18.77         3,260               $19.80
Granted                      1,392                 20.67             13                16.66           736                14.31
Exercised                     (266)                17.00           (197)               17.52           (54)               14.87
Lapsed                        (241)                18.57           (151)               19.28          (331)               19.66
                             -----                ------          -----               ------         -----               ------

Outstanding at
  end of year                4,161                $19.56          3,276               $18.81         3,611               $18.77
                             =====                ======          =====               ======         =====               ======
Exercisable at
  end of year                2,477                                2,740                              2,895
                             =====                                =====                              =====
Available for grant at
  end of year                1,831                                2,226                              1,354
                             =====                                =====                              =====

During 1996, the Board of Directors granted 650,000 options in January and 728,000 options in December at exercise prices of $21.75 and $19.75 per share, respectively.

Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. Had compensation costs for the stock option plans been determined using the fair value method, the Company's 1996 pro forma net income and earnings per share from continuing operations would have been $54 million and $1.14, respectively. Consistent with SFAS No. 123, pro forma net income and earnings per share have not been calculated for options granted prior to January 1, 1995. There are no pro forma disclosures for 1995 because the options granted were insignificant. Pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option was $6.68 for the options granted in January 1996 and $6.20 for the options granted in December 1996. The values were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in January and December 1996, respectively: risk-free interest rates of 5.5% and 6.3%, expected dividend yields of 2% for both periods, expected lives of seven years for both periods and expected volatilities of 25% and 24%.

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

16. FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company had no significant concentrations of credit risk as of December 29, 1996.

The Company has limited involvement with derivative financial instruments and uses forward contracts and options to hedge certain foreign commitments and transactions denominated in foreign currencies. The notional amount of outstanding forward contracts was $62.4 million as of December 29, 1996 and $57.4 million as of December 31, 1995. The carrying value as of December 29, 1996 and December 31, 1995, which approximated fair value, was not significant. The average contract term is one month, and there are no cash requirements on forward contracts until maturity. Credit risk is minimal because the contracts are with very large banks; any market risk is offset by the exposure on the underlying hedged items. When forward contracts are closed, the Company enters into spot transactions to fulfill the contract obligations. Gains and losses on forward contracts are offset against foreign exchange gains and losses on the underlying hedged items. Transactions covered by hedge contracts primarily include collection of receivables from third-party customers, collection of intercompany receivables, payments to third-party suppliers and payment of intercompany payables.

See Notes 1, 6 and 8 for disclosures about fair values, including methods and assumptions, of other financial instruments.

17. LEASES

The Company leases certain property and equipment under operating leases. Rental expense charged to earnings for 1996, 1995 and 1994 amounted to $17.2 million, $18.7 million and $19.3 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $14.5 million in 1997, $10.8 million in 1998, $7.3 million in 1999, $3.9 million in 2000, $3.2 million in 2001 and $6.5 million after 2001. The above information does not include amounts related to leases covered by contracts with the DOE and NASA because the costs are reimbursable under the contracts.

18. OTHER INCOME (EXPENSE)


Other income (expense), net, consisted of the following:

(In thousands)                                                1996             1995              1994
                                                          --------          -------           -------

Interest income                                           $  3,879          $ 4,930           $ 3,167
Gains (losses) on investments, net (Note 6)                  1,714            2,047            (4,682)
Interest expense                                           (13,427)          (8,514)           (5,419)
Other                                                          558            4,923               758
                                                          --------          -------           -------
                                                          $ (7,276)         $ 3,386           $(6,176)
                                                          ========          =======           =======


Other consists mainly of gains on the sale of operating assets, income from joint ventures and foreign exchange losses.

19. EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. The number of shares issuable upon the exercise of stock options had no material effect on earnings
(loss) per share. The weighted average number of shares used in the earnings
(loss) per share computations were 47,298,000 for 1996, 51,483,000 for 1995 and 55,271,000 for 1994.

20. INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company's continuing operations are classified into four industry segments:
Technical Services, Instruments, Mechanical Components and Optoelectronics. The products and services of these segments are described in Note 14 and elsewhere in the Annual Report. Sales and operating income (loss) from continuing operations by industry segment are shown in the Sales and Operating Income by Industry Segment section of this report; such information with respect to 1996, 1995 and 1994 is considered an integral part of this note.

Sales to U.S. government agencies, which were predominantly to the Department of Defense and NASA, were $527 million, $537 million and $542 million in 1996, 1995 and 1994, respectively. In October 1993, the Company was selected by NASA to continue as the base operations contractor at the KSC. The award/incentive fee contract contributed sales of $172 million in 1996 and 1995 and $176 million in 1994. The contract expires on October 31, 1997 and has three 2-year renewal options at the discretion of the government.

Additional information relating to the Company's operations in the various industry segments is as follows:

                                            Depreciation and                            Capital
(In thousands)                             Amortization Expense                        Expenditures
                                     ------------------------------            -----------------------------
                                        1996       1995        1994               1996       1995       1994
                                     -------     -------    -------            -------    -------    -------
Instruments                          $10,976     $11,887    $11,621            $ 4,550    $ 4,639    $ 5,398
Mechanical Components                  5,729       5,585      6,091             10,367      6,978      6,197
Optoelectronics                       14,880      13,220     10,690             47,327     35,925     17,748
Technical Services                     8,193       7,698      7,447             16,714     12,047      7,314
Corporate                              1,158       1,036        941              1,532      2,250        620
                                     -------     -------    -------            -------    -------    -------
                                     $40,936     $39,426    $36,790            $80,490    $61,839    $37,277
                                     =======     =======    =======            =======    =======    =======

                                               Identifiable
(In thousands)                                    Assets
                                    -------------------------------
                                        1996        1995       1994
                                    --------    --------   --------
Instruments                         $221,831    $225,358   $220,232
Mechanical Components                110,276     100,363     93,721
Optoelectronics                      235,969     200,719    193,302
Technical Services                   117,340     113,901    129,995
Corporate and Other                  137,484     163,574    155,879
                                   ---------    --------   --------
                                    $822,900    $803,915   $793,129
                                    ========    ========   ========

Corporate assets consist primarily of cash and cash equivalents, prepaid pension and taxes, and investments.

Information relating to geographic areas is as follows:


(In thousands)
                                                                                     Operating Income (Loss)
                                                  Sales                             From Continuing Operations
                                  ---------------------------------------        ----------------------------------
                                        1996          1995           1994            1996          1995        1994
                                  ----------    ----------     ----------        --------      --------    --------
U.S.                              $1,066,561    $1,065,424     $1,026,970        $ 68,108      $ 82,256    $ 57,679
Germany                               80,465        87,690         61,310           5,154         4,508     (43,492)
Other Non-U.S.                       280,226       266,464        244,276          38,759        25,102       9,748
Corporate                                  -             -              -         (24,391)      (29,193)    (34,882)
                                  ----------    ----------     ----------        --------      --------    --------
                                  $1,427,252    $1,419,578     $1,332,556        $ 87,630      $ 82,673    $(10,947)
                                  ==========    ==========     ==========        ========      ========    ========


(In thousands)
                              Identifiable Assets
                     --------------------------------------
                         1996            1995          1994
                     --------        --------      --------
U.S.                 $380,080        $353,130      $341,725
Germany                86,881          89,834       100,650
Other Non-U.S.        218,455         197,377       194,875
Corporate and
  Other               137,484         163,574       155,879
                     --------        --------      --------
                     $822,900        $803,915      $793,129
                     ========        ========      ========

Transfers between geographic areas were not material.

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information follows:


(In thousands except per share data)
                                                                         Quarters
                                               ------------------------------------------------------------
                                                  First           Second            Third            Fourth             Year
                                               --------         --------         --------          --------       ----------
1996
----
Sales                                          $346,791         $355,907         $354,747          $369,807       $1,427,252
Operating income from continuing
 operations                                      19,925           21,414           23,201            23,090           87,630
Income from continuing operations
  before income taxes                            18,030           20,355           20,946            21,023           80,354
Income from continuing operations                11,882           14,143           14,201            14,254           54,480
Net income                                       12,782           15,639           15,637            16,098           60,156
Earnings per share:
 Continuing operations                              .25              .30              .30               .30             1.15
 Net income                                         .27              .33              .33               .34             1.27
Cash dividends per common share                     .14              .14              .14               .14              .56
Market price of common stock:
 High                                             25.13            23.50            21.38             21.13
 Low                                              20.38            19.88            16.88             16.25
 Close                                            22.38            21.38            17.88             20.88

1995
----
Sales                                          $338,230         $342,251         $361,602          $377,495       $1,419,578
Operating income from continuing
 operations                                      15,673           20,435           19,086            27,479           82,673
Income from continuing operations
 before income taxes                             15,473           20,268           20,304            30,014           86,059
Income from continuing operations                 9,352           12,343           13,669            18,940           54,304
Net income                                       13,689           16,376           15,978            21,997           68,040
Earnings per share:
 Continuing operations a)                           .17              .23              .27               .40             1.05
 Net income a)                                      .25              .31              .32               .46             1.32
Cash dividends per common share                     .14              .14              .14               .14              .56
Market price of common stock:
 High                                             15.50            18.38            20.00             24.50
 Low                                              13.00            15.00            16.38             18.00
 Close                                            15.00            16.75            19.50             24.25


a) The sum of the quarterly earnings per share does not equal the year's earnings per share. This is due to changes in weighted average shares of common stock outstanding resulting from share repurchases in 1995.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE STOCKHOLDERS OF EG&G, INC.:

We have audited the accompanying consolidated balance sheets of EG&G, Inc. (a Massachusetts corporation) and subsidiaries as of December 29, 1996 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 29, 1996, December 31, 1995 and January 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EG&G, Inc. and subsidiaries as of December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for the years ended December 29, 1996, December 31, 1995 and January 1, 1995, in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, effective January 2, 1995, the Company changed its method of accounting for depreciation of certain plant and equipment.


/s/ Arthur Andersen LLP
-----------------------
Arthur Andersen LLP
Boston, Massachusetts
January 21, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a) DIRECTORS

The information required by this Item with respect to Directors is contained on Pages 2 through 7 of the Company's 1997 Proxy Statement under the captions "Election of Directors" and "Information Relative to the Board of Directors and Certain of its Committees" and is herein incorporated by reference.

b) EXECUTIVE OFFICERS

The information required by this item with respect to Executive Officers is contained in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed by this Item is contained in Pages 14 - 20 of the Company's 1997 Proxy Statement from under the caption "Summary Compensation Table" up to and including "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Value Option Table" and Notes thereto, and is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is contained on Pages 8 - 9 of the Company's 1997 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS

        Included in Part II, Item 8:

               Consolidated Balance Sheet as of December 29, 1996 and December 31, 1995

               Consolidated Statement of Operations for the Three Years Ended December 29, 1996

               Consolidated Statement of Stockholders' Equity for the Three Years Ended December 29, 1996

               Consolidated Statement of Cash Flows for the Three Years Ended December 29, 1996

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

        *10.1 EG&G, Inc. Supplemental Executive Retirement Plan revised as of April 19, 1995 was filed as Exhibit 10.1 to EG&G's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and is herein incorporated by reference.

        *10.2 EG&G, Inc. Economic Value Added Plan as amended and restated by the EG&G, Inc. Board of Directors on April 23, 1996.

        10.3 3-Year Competitive Advance and Revolving Credit Facility Agreement ("3-Year Agreement") dated as of March 21, 1994 among EG&G, Inc., the Lenders Named Herein and Chemical Bank as Administrative Agent; Amendment No. 1 to 3-Year Agreement dated as of March 15, 1995; and Amendment No. 2 to 3-Year Agreement dated as of March 14, 1996 was filed as Exhibit 10.3 to EG&G's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and are herein incorporated by reference. Amendment No. 3 to 3-Year Agreement dated as of March 7, 1997 is attached hereto as Exhibit 10.3.

        10.4 364-Day Competitive Advance and Revolving Credit Facility Agreement ("364- Day Agreement") dated as of March 21, 1994 among EG&G, Inc., the Lenders Named Herein and Chemical Bank as Administrative Agent; Amendment No. 1 to 364-Day Agreement dated as of March 15, 1995; and Amendment No. 2 to 364-Day Agreement dated as of March 14, 1996 was filed as Exhibit 10.4 to EG&G's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and are herein incorporated by reference. Amendment No. 3 to 364-day Agreement dated as of March 7, 1997 is attached hereto as Exhibit 10.4.

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

        (2) Employment contract between Murray Gross and EG&G dated November 1, 1993.

        (3) Employment contract between John F. Alexander, II and EG&G dated November 1, 1993.

        (4) Employment contract between Angelo Castellana and EG&G dated November 1, 1993.

        (5) Employment contract between Dale L. Fraser and EG&G dated November 1, 1993.

        (6) Employment contract between Daniel T. Heaney and EG&G dated June 1, 1995.

        (7) Employment contract between Anthony L. Klemmer and EG&G dated January 1,1997.

        (8) Employment contract between E. Lavonne Lewis and EG&G dated June 1, 1995.

        (9) Employment contract between Deborah S. Lorenz and EG&G dated November 1, 1993.

        (10) Employment contract between Donald H. Peters and EG&G dated November 1, 1993.

        (11) Employment contract between William J. Ribaudo and EG&G dated March 29, 1996.

        (12) Employment contract between Luciano Rossi and EG&G dated November 1, 1993.

        (13) Employment contract between Theodore P. Theodores and EG&G dated April 23, 1996.

        (14) Employment contract between C. Michael Williams and EG&G dated November 1, 1993.


Except for the name of the officer in the employment contracts identified by numbers 3 through and including 14, the form of said employment contracts is identical in all respects. The employment contracts identified by numbers 1 and 2 are identical to each other and are virtually identical to the contracts identified by numbers 3 through 14 except that they provide for a longer contract term, three years as opposed to one year. The employment contract between John F. Alexander, II and EG&G is representative of the employment contracts of the executive officers and is attached hereto as Exhibit 10.5.

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

   (b)  REPORTS ON FORM 8-K

        A report on Form 8-K was filed with the Commission on December 18, 1996 regarding a $4.2 million patent infringement judgment against EG&G Astrophysics and its parent, EG&G, Inc.

   (c)  PROXY STATEMENT

EG&G's 1997 Proxy Statement, in definitive form, was filed electronically on March 6, 1997, with the Securities and Exchange Commission in Washington, D.C. pursuant to the Commission's Rule 14a-6.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULES

To EG&G, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of EG&G, Inc. included in this Form 10-K and have issued our report thereon dated January 21, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
-----------------------
Arthur Andersen LLP
Boston, Massachusetts
January 21, 1997





                                                                     SCHEDULE II

                                                            EG&G, INC. AND SUBSIDIARIES

                                                          VALUATION AND QUALIFYING ACCOUNTS

                                                     FOR THE THREE YEARS ENDED DECEMBER 29, 1996
(In thousands)                                         Additions
                                                   (Subtractions)
                                        Balance          Charged           Accounts                             Balance
                                   at Beginning        (Credited)           Charged                              at End
Description                             of Year        to Income                Off             Other           of Year
-----------                        ------------    -------------           --------             -----           -------
Reserve for
Doubtful Accounts
-----------------

Year Ended
 January 1, 1995                         $6,126           $1,255            $(1,868)             $307            $5,820

Year Ended
 December 31, 1995                       $5,820           $ (468)           $(1,214)             $218            $4,356

Year Ended
 December 29, 1996                       $4,356           $2,055            $(2,217)             $ 47            $4,241

                                                            -48-

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our reports dated January 21, 1997, included in this Form 10-K, into Registration Statements previously filed by EG&G, Inc. on, respectively, Form S-8, File No. 2-61241; Form S-8, File No. 2-98168; Form S-8, File No. 33-36082; Form S-8, File No. 33-35379; Form S-8, File No. 33-49898; Form S-8,
File No. 33-57606; Form S-8, File No. 33-54785; Form S-8, File No. 33-62805;
Form S-8, File No. 33-8811 and Form S-3, File No. 33-59675.

/s/Arthur Andersen LLP
----------------------
Arthur Andersen LLP
Boston, Massachusetts
March 27, 1997


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

                           EG&G, Inc.


March 18, 1997             By:/s/John M. Kucharski
                           -----------------------
                           John M. Kucharski
                           Chairman of the Board, President
                           and Chief Executive Officer
                           (Principal Executive Officer)


March 18, 1997             By:/s/John F. Alexander, II
                           ---------------------------
                           John F. Alexander, II
                           Senior Vice President and Chief Financial Officer
                           (Principal Financial Officer)

March 18, 1997             By:/s/William J. Ribaudo
                           ------------------------
                           William J. Ribaudo
                           Corporate Controller
                           (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

By:  /s/John M. Kucharski
     --------------------
     John M. Kucharski, Director
Date:  March 18, 1997

By:  /s/Tamara J. Erickson
     ---------------------
     Tamara J. Erickson, Director
Date:  March 20, 1997

By:  /s/Robert F. Goldhammer
     -----------------------
     Robert F. Goldhammer, Director
Date:  March 24, 1997

By:  /s/John B. Gray
     ---------------
     John B. Gray, Director
Date:  March 18, 1997

By:  /s/Kent F. Hansen
     -----------------
     Kent F. Hansen, Director
Date:  March 18, 1997

By:  /s/Nicholas A. Lopardo
     ----------------------
     Nicholas A. Lopardo, Director
Date:  March 19, 1997

By: /s/Greta E. Marshall
    --------------------
     Greta E. Marshall, Director
Date:  March 26, 1997

By:
    ----------------
    Fred B. Parks, Director
Date:  March __, 1997

By: /s/William F. Pounds
    --------------------
    William F. Pounds, Director
Date:  March 26, 1997

By:  /s/John Larkin Thompson
     -----------------------
     John Larkin Thompson, Director
Date:  March 18, 1997

By:  /s/G. Robert Tod
     ----------------
     G. Robert Tod, Director
Date:  March 26, 1997

                                  EXHIBIT INDEX


Exhibit                            Exhibit Name
Number                             ------------
------

10.2 EG&G, Inc. Economic Value Added Plan as amended and restated by the EG&G, Inc. Board of Directors on April 23, 1996.

10.3 Amendment No. 3 dated as of March 7, 1997 to 3-Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 21, 1994 among EG&G, Inc., the Lenders Named Herein and The Chase Manhattan Bank (as successor to Chemical Bank) as Administrative Agent.

10.4 Amendment No. 3 dated as of March 7, 1997 to 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of March 21, 1994 among EG&G, Inc., the Lenders Named Herein and The Chase Manhattan Bank (as successor to Chemical Bank) as Administrative Agent.

10.5 Employment Contract between John F. Alexander, II and EG&G, Inc.

21   Subsidiaries of the Registrant.

27   Financial Data Schedule.