Form 10-Q
period 1997-03-30
EG&G INC
filed 1997-05-15
CIK 31791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                45 William Street, Wellesley, Massachusetts 02181
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (617) 237-5100
                                 --------------
              (Registrant's telephone number, including area code)

                                      NONE
                                      ----
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes    X    No
                                               -------    -------
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                           Outstanding at April 27, 1997
           -----                           -----------------------------
  Common Stock, $1 par value                        46,032,000
                                            (Excluding treasury shares)

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements
                                  --------------------

                           EG&G, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

          For the Three Months Ended March 30, 1997 and March 31, 1996

                                   (Unaudited)
                                   -----------

                                                       (In Thousands Except
                                                       --------------------
                                                         Per Share Data)
                                                         ---------------
                                                        Three Months Ended
                                                        ------------------
                                                     MAR 30,           MAR 31,
                                                        1997              1996
                                                    --------          --------
Sales:
  Products                                          $202,513          $208,001
  Services                                           144,493           138,790
                                                    --------          --------
Total Sales                                          347,006           346,791
                                                    --------          --------
Costs and Expenses:
  Cost of sales:
     Products                                        131,371           131,925
     Services                                        128,268           124,456
                                                    --------          --------
  Total cost of sales                                259,639           256,381
  Research and development expenses                   11,154            10,961
  Selling, general and administrative expenses        59,658            59,524
                                                    --------          --------
Total Costs and Expenses                             330,451           326,866
                                                    --------          --------

Operating Income From Continuing Operations           16,555            19,925

Other Income (Expense), Net (Note 2)                  (2,058)           (1,895)
                                                    --------          --------
Income From Continuing Operations
   Before Income Taxes                                14,497            18,030
Provision for Income Taxes                             4,929             6,148
                                                    --------          --------
Income From Continuing Operations                      9,568            11,882
Income From Discontinued Operations, Net of
   Income Taxes (Note 3)                                 458               900
                                                    --------          --------
Net Income                                          $ 10,026          $ 12,782
                                                    ========          ========

Earnings Per Share:
Continuing Operations                               $    .21          $    .25
Discontinued Operations                                  .01               .02
                                                    --------          --------
Net Income                                          $    .22          $    .27
                                                    ========          ========

Cash Dividends Per Common Share                     $    .14          $    .14
                                                    ========          ========

Weighted Average Shares of Common Stock
   Outstanding                                        46,220            47,630

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                   As of March 30, 1997 and December 29, 1996

                  (Dollars in Thousands Except Per Share Data)

                                                            MAR 30,     DEC 29,
                                                               1997        1996
                                                           --------    --------
                                                        (Unaudited)
                                                        -----------
Current Assets:
  Cash and cash equivalents                                $ 42,381    $ 47,846
  Accounts receivable (Note 4)                              212,206     222,856
  Inventories (Note 5)                                      121,484     119,558
  Other current assets                                       69,414      64,451
                                                           --------    --------
Total Current Assets                                        445,485     454,711
                                                           --------    --------
Property, Plant and Equipment:
  At cost (Note 6)                                          478,372     480,858
  Accumulated depreciation and amortization                (287,259)   (288,808)
                                                           --------    --------
Net Property, Plant and Equipment                           191,113     192,050
                                                           --------    --------
Investments (Note 7)                                         16,028      16,839
Intangible Assets (Note 8)                                  104,211     110,368
Other Assets                                                 49,964      48,932
                                                           --------    --------
Total Assets                                               $806,801    $822,900
                                                           ========    ========

Current Liabilities:
  Short-term debt                                          $ 41,394    $ 21,499
  Accounts payable                                           68,261      75,749
  Accrued expenses (Note 9)                                 147,758     157,558
  Net liabilities of discontinued operations (Note 3)         4,989       4,990
                                                           --------    --------
Total Current Liabilities                                   262,402     259,796
                                                           --------    --------
Long-Term Debt                                              115,176     115,104
Long-Term Liabilities                                        78,669      82,894
Contingencies
Stockholders' Equity:
  Preferred stock - $1 par value, authorized
     1,000,000 shares; none outstanding                          --          --
  Common stock - $1 par value, authorized
     100,000,000 shares; issued 60,102,000 shares            60,102      60,102
  Retained earnings                                         535,279     532,043
  Cumulative translation adjustments                          7,417      18,228
  Net unrealized gain on marketable investments (Note 7)      1,266       1,204
  Cost of shares held in treasury;
      14,071,000 shares at March 30, 1997 and
      13,792,000 shares at December 29, 1996               (253,510)   (246,471)
                                                           --------    --------
Total Stockholders' Equity                                  350,554     365,106
                                                           --------    --------
Total Liabilities and Stockholders' Equity                 $806,801    $822,900
                                                           ========    ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

          For the Three Months Ended March 30, 1997 and March 31, 1996

                                   (Unaudited)
                                   -----------

                                                             (In Thousands)
                                                              --------------
                                                            Three Months Ended
                                                            ------------------
                                                           MAR 30,      MAR 31,
                                                              1997         1996
                                                           -------      -------
Cash Flows Provided by (Used in) Operating Activities:
  Net income                                               $10,026      $12,782
  Deduct net income from discontinued operations              (458)        (900)
                                                           -------      -------
  Income from continuing operations                          9,568       11,882
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    continuing operations:
      Depreciation and amortization                         10,785        9,062
      Changes in assets and liabilities, net of
        effects from companies divested:
          Decrease (increase) in accounts receivable         6,481       (8,836)
          Increase in inventories                           (5,253)      (7,935)
          Increase (decrease) in accounts payable           (6,120)       7,886
          Decrease in accrued expenses                      (7,610)      (7,949)
          Change in prepaid expenses and other              (9,660)      (8,625)
                                                           -------      -------
Net Cash Provided by (Used in) Continuing Operations        (1,809)      (4,515)
Net Cash Provided by Discontinued Operations                   457        3,403
                                                           -------      -------
Net Cash Provided by (Used in) Operating Activities         (1,352)      (1,112)
                                                           -------      -------
Cash Flows Used In Investing Activities:
  Capital expenditures                                     (14,066)     (26,982)
  Proceeds from dispositions of businesses and sales
    of property, plant and equipment                         5,233          851
  Proceeds from sales of investment securities                 336        4,459
  Other                                                       (443)          --
                                                           -------      -------
Net Cash Used in Investing Activities                       (8,940)     (21,672)
                                                           -------      -------
Cash Flows Provided by Financing Activities:
  Increase in commercial paper                              18,961       28,894
  Proceeds from issuance of common stock                     4,210        3,472
  Purchases of common stock                                (11,551)      (7,045)
  Cash dividends                                            (6,488)      (6,674)
  Other                                                      1,120         (990)
                                                           -------      -------
Net Cash Provided by Financing Activities                    6,252       17,657
                                                           -------      -------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents                                               (1,425)      (1,475)
                                                           -------      -------
Net Decrease in Cash and Cash Equivalents                   (5,465)      (6,602)

Cash and cash equivalents at beginning of period            47,846       76,204
                                                           -------      -------
Cash and cash equivalents at end of period                 $42,381      $69,602
                                                           =======      =======

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   -----------


(1)  Basis of Presentation
--------------------------
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The balance sheet amounts as of December 29, 1996 in this report were extracted from the Company's audited 1996 financial statements included in the latest annual report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 30, 1997 and the results of operations for the three months ended March 30, 1997 and March 31, 1996 and the cash flows for the three months then ended. The results of operations for the three months ended March 30, 1997 are not necessarily to be considered indicative of the results for the entire year.

In the fourth quarter of 1997, the Company will adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which is effective for financial statements for periods ending after December 15, 1997. SFAS No. 128 requires replacement of primary earnings per share (EPS) with basic EPS, which is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS, which gives effect to all dilutive potential common shares outstanding, is also required. All prior-period EPS data presented will be restated. The EPS amounts shown on the Company's consolidated statement of operations for the three months ended March 30, 1997 and March 31, 1996 are the equivalents of basic EPS and diluted EPS because the number of shares issuable upon the exercise of stock options is immaterial.

(2)  Other Income (Expense)
---------------------------
Other income (expense), net, consisted of the following:

                                                       (In Thousands)
                                                       --------------
                                                     Three Months Ended
                                                     ------------------
                                                     MAR 30,    MAR 31,
                                                        1997       1996
                                                     -------    -------
      Interest income                                    420        955
      Interest expense                                (2,870)    (3,184)
      Other                                              392        334
                                                     -------    -------
                                                     $(2,058)   $(1,895)
                                                     =======    =======

                           EG&G, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   -----------

(3)  Discontinued Operations
----------------------------
The former Department of Energy (DOE) Support segment, which has provided services under management and operations contracts, is presented as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

Summary operating results of the discontinued operations were as follows:

                                                              (In Thousands)
                                                              --------------
                                                            Three Months Ended
                                                            ------------------
                                                          MAR 30,       MAR 31,
                                                             1997          1996
                                                          -------       -------
Sales                                                     $24,640       $32,289
Costs and expenses                                         23,936        30,905
                                                          -------       -------
Income from discontinued
  operations before income taxes                              704         1,384
Provision for income taxes                                    246           484
                                                          -------       -------
Income from discontinued operations, net of
  income taxes                                            $   458       $   900
                                                          =======       =======

Net assets (liabilities) of discontinued operations consisted of the following:

                                                             (In Thousands)
                                                             --------------
                                                          MAR 30,       DEC 29,
                                                             1997          1996
                                                          -------       -------
Accounts receivable, primarily unbilled                   $ 2,196       $ 2,050
Operating current liabilities                              (7,185)       (7,040)
                                                          -------       -------
                                                          $(4,989)      $(4,990)
                                                          =======       =======

(4)  Accounts Receivable
------------------------
Accounts receivable as of March 30, 1997 and December 29, 1996 included unbilled receivables of $40 million and $44 million, respectively, which were due primarily from U.S. government agencies. Accounts receivable were net of reserves for doubtful accounts of $4.6 million and $4.2 million as of March 30, 1997 and December 29, 1996, respectively.

(5)  Inventories
----------------
Inventories consisted of the following:

                                                              (In Thousands)
                                                              --------------
                                                           MAR 30,      DEC 29,
                                                              1997         1996
                                                          --------     --------
Finished goods                                            $ 31,202     $ 31,436
Work in process                                             30,459       28,536
Raw materials                                               59,823       59,586
                                                          --------     --------
                                                          $121,484     $119,558
                                                          ========     ========

                           EG&G INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   -----------

(6)  Property, Plant and Equipment
----------------------------------
Property, plant and equipment, at cost, consisted of the following:

                                                             (In Thousands)
                                                             --------------
                                                          MAR 30,       DEC 29,
                                                             1997          1996
                                                         --------      --------
Land                                                     $ 12,716      $ 12,324
Buildings and leasehold improvements                      120,443       123,575
Machinery and equipment                                   345,213       344,959
                                                         --------      --------
                                                         $478,372      $480,858
                                                         ========      ========

(7)  Investments
----------------
Investments consisted of the following:

                                                             (In Thousands)
                                                             --------------
                                                          MAR 30,       DEC 29,
                                                             1997          1996
                                                         --------      --------
Marketable investments                                    $12,739       $12,294
Other investments                                             673           558
Joint venture investments                                   5,224         4,363
                                                         --------      --------
                                                           18,636        17,215
Investments classified as other current assets             (2,608)         (376)
                                                         --------      --------
                                                          $16,028       $16,839
                                                         ========      ========

At March 30, 1997, marketable investments, all classified as available for sale, had an aggregate market value of $12.7 million and gross unrealized holding gains of $1.9 million. The net unrealized holding gain on marketable investments, net of deferred taxes, reported as a separate component of stockholders' equity, was $1.3 million at March 30, 1997.

(8)  Intangible Assets
----------------------
The decrease in intangible assets resulted primarily from the effect of translating goodwill denominated in non-U.S. currencies at current exchange rates and from current year amortization.

(9)  Accrued Expenses
---------------------
Accrued expenses consisted of the following:

                                                             (In Thousands)
                                                             --------------
                                                          MAR 30,       DEC 29,
                                                             1997          1996
                                                         --------      --------
Payroll and incentives                                   $ 18,889      $ 29,732
Employee benefits                                          49,535        44,845
Federal, non-U.S. & state income taxes                     24,861        24,186
Other accrued operating expenses                           54,473        58,795
                                                         --------      --------
                                                         $147,758      $157,558
                                                         ========      ========

          Item 2. Management's Discussion and Analysis of Results
                  -----------------------------------------------
                      of Operations and Financial Condition
                      -------------------------------------

                           EG&G, INC. AND SUBSIDIARIES

                              Results of Operations
                              ---------------------

The following industry segment information is presented as an aid to a better understanding of the Company's operating results:

                                                   (In Thousands)
                                                   --------------
                                                 Three Months Ended
                                                 ------------------
                                     MAR 30,           MAR 31,         Increase
                                        1997              1996        (Decrease)
                                    --------          --------        ----------
Instruments
   Sales                            $ 71,674          $ 73,581          $(1,907)
   Operating Income                    6,135             6,808             (673)

Mechanical Components
   Sales                            $ 71,734          $ 68,541          $ 3,193
   Operating Income                    7,615             7,227              388

Optoelectronics
   Sales                            $ 59,105          $ 65,879          $(6,774)
   Operating Income                      291             4,115           (3,824)

Technical Services
   Sales                            $144,493          $138,790          $ 5,703
   Operating Income                    8,321             8,450             (129)

General Corporate Expenses          $ (5,807)         $ (6,675)         $   868

Continuing Operations
   Sales                            $347,006          $346,791          $   215
   Operating Income                   16,555            19,925           (3,370)

The discussion that follows is a summary analysis of the major changes in operating results by industry segment that occurred for the three months ended March 30, 1997 compared to the three months ended March 31, 1996.


Overview
--------
Sales from continuing operations in the first quarter of 1997 were approximately the same as in the first quarter of 1996, reflecting growth in Technical Services sales and a decrease in product sales. Operating income decreased 17% mainly as a result of the decreases in the Optoelectronics segment. The first quarter's income included a planned $1.6 million gain on the divestiture of a non-core Instruments business, offset partially by planned integration costs of $1.1 million incurred by the three product segments in connection with the consolidation initiative announced in the third quarter of 1996. The Company has divested and continues to consider divesting businesses not essential to its future, which could result in material nonrecurring gains. The Company will continue to incur integration costs as it moves forward with the consolidation initiative.

Instruments
-----------
Sales decreased $1.9 million from last year. Sales increased as a result of introduction of a new medical research instrument and higher sales of advanced and conventional explosives-detection systems. These increases were offset by lower sales resulting from changes in foreign exchange rates, the divestiture of a non-core business in early 1997 and lower demand for nuclear, industrial and research instruments mainly in Germany. The $0.7 million income decrease resulted mainly from lower sales, price reductions due to competitive pressures and royalty payments associated with a 1996 settlement agreement resulting from patent litigation concerning the explosives-detection systems business. The 1997 results reflect the $1.6 million gain on the divestiture of a non-core business, partially offset by $0.6 million of integration costs incurred as part of the Company's consolidation initiative. During the quarter, the Company signed an exclusive license agreement to manufacture a high throughput bulk-cargo security scanning device, which management believes positions the Instruments segment for quick entry into this growing market.

Mechanical Components
---------------------
The 5% sales growth was due to higher demand for aerospace products as a result of the continuing resurgence of the aerospace market. The margin on these sales was the main contributor to the income increase but was partially offset by continuing cost overruns on two development programs.

Optoelectronics
---------------
The $6.8 million sales decrease was caused by a number of operational issues, including product contamination and slow introduction of new products, lower demand for power supply, medical and analytical products and shifts in demand to new lower-cost accelerometers in the automotive market. Operating income decreased $3.8 million as a result of the sales decreases and the continuing significant operational problems at IC Sensors, which continues to operate at a loss. This operation is failing to achieve the improvements specified in the 1996 corrective action plan due to its inability to generate new product orders, improve manufacturing yields, implement cost reductions and attract and retain critical personnel. Management is developing a revised corrective action plan for this business and is assessing its future contribution to the overall micromachined sensors strategy. As a matter of policy, management conducts an evaluation of the recoverability of an operation's assets, including goodwill, whenever an operation is performing substantially below expectations. Based on the development and progress on the revised corrective action plan and the results of the strategic assessment, this review will be performed for the micromachined sensors business. The 1997 operating results of the Optoelectronics segment include $2.1 million of planned development costs for the amorphous silicon project and components for the next micromachined sensors technology platform. This represents an increase of $0.6 million over the 1996 expenditures.

Technical Services
------------------
The 4% sales increase resulted from follow-on shipments under a contract for communication systems development, cost increases under a government contract and start-up of the light-truck testing facility. These increases were partially offset by decreases due to the completion of a lubricant testing contract in 1996 and lower demand for sedan testing. The operating income reduction was mainly the result of the completion of a lubricant testing contract, partially offset by the income earned on the higher sales level.

General Corporate Expenses
--------------------------
The $0.9 million decrease was primarily due to lower management incentive accruals.

Discontinued Operations
-----------------------
The Mound contract, the Company's remaining management and operations contract with the DOE, is scheduled to expire on June 30, 1997 and could be extended by the DOE for up to an additional three months under existing terms and conditions. Sales and income from the Mound contract are dependent upon the negotiated work scope and fee pools.


                               Financial Condition
                               -------------------

The Company's cash and cash equivalents decreased $5.5 million in the first quarter of 1997 while commercial paper borrowings increased $19 million, mainly due to the level of capital expenditures. Net cash used in continuing operations was $1.8 million in 1997 compared to $4.5 million used in 1996. In the first quarter of 1997, receivables decreased due to lower product sales, and payables declined due to the timing of payments. Capital expenditures were $14.1 million in the first quarter of 1997, a decrease of $12.9 million from the same period in 1996. Capital expenditures for 1997 are expected to be approximately $80 million. These expenditures support new product development initiatives primarily in the Optoelectronics segment.

During the first quarter of 1997, the Company purchased 530,000 shares of its common stock through periodic purchases on the open market at a cost of $11.6 million. As of March 30, 1997, the Company had authorization to purchases 3.6 million additional shares and, subject to operational cash flows, cash utilization alternatives and market conditions, plans to maintain the 1996 level of 1.6 million shares purchased annually.

The Company has two revolving credit agreements totaling $200 million. During the first quarter of 1997, the 364-day facility was extended to March 1998, and the five-year facility was extended to March 2002. The Company did not draw down either of these credit facilities during the first quarter of 1997.


                           Forward-Looking Information
                           ---------------------------

All statements contained herein that refer to a time after March 30, 1997, including the words expect, believe and plan, or statements referring to goals, the future or future actions, continuing actions, trends, strategies, initiatives, challenges or opportunities or which otherwise are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. It is important to note that actual results could differ materially from those in the forward-looking statements.


                      Factors Affecting Future Performance
                      ------------------------------------

Future performance of the Company's three product segments will be highly dependent on the technological success, market acceptance and competitive position of new program initiatives, including the amorphous silicon project and the advanced micromachined sensors technology platform. Continued success in improving operational efficiency will be required to offset increasing price pressure in most of the Company's product offerings. Other factors affecting future performance include the ability to operate with reducing backlogs due to shorter customer order cycles, resolve pricing issues with selected customers and attract and retain key personnel in a number of areas. The results of the Optoelectronics segment are dependent on management's ability to restore IC Sensors to profitability, requiring introduction of new products, improvement in manufacturing yields and implementation of cost reductions.

In the Technical Services segment, future performance will continue to be impacted by a highly competitive procurement environment, continuing changes in federal budget priorities and rapidly changing customer requirements. The NASA contract expires on October 31, 1997 and has three 2-year renewal options at the discretion of the government. While it is possible that the Company's contract could be absorbed by the single Space Flight Operations contract, management believes that the contract will be renewed by NASA.

Movements in foreign exchange rates could affect operating results. Effective tax rates in the future could be affected by changes in the geographical distribution of income, utilization of net operating loss carry-forwards, repatriation costs and resolution of outstanding tax audit issues.

                                    Exhibits

                           EG&G, INC. AND SUBSIDIARIES



Exhibit 27 - Financial data schedule

                           PART II. OTHER INFORMATION

                           EG&G, INC. AND SUBSIDIARIES


                  Item 4. Results of Votes of Security Holders
                          ------------------------------------

(a)  The Company's annual meeting of stockholders was held on April 22, 1997.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors. All such nominees were elected for terms of one year each, and the number of Directors was fixed at ten.

(c) The stockholders voted 40,925,095 shares for and 1,232,268 shares against, with 309,856 shares abstaining, on a proposal to approve the EG&G, Inc. 1992 Stock Option Plan, as amended.

                    Item 6. Exhibits and Reports on Form 8-K
                            --------------------------------

(a)  Exhibits incorporated by reference from Part I herein

     Exhibit 27 - Financial data schedule (submitted in electronic format only)

(b)  Reports on Form 8-K

     A report on Form 8-K/A was filed with the Commission on January 3, 1997 regarding a settlement agreement relating to litigation concerning dual energy baggage security scanners.

     A report on Form 8-K was filed with the Commission on January 14, 1997 regarding the resignation of Dr. Fred B. Parks as President and Chief Operating Officer.

                           EG&G, INC. AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         EG&G, Inc.


                                         By /s/ John F. Alexander, II
                                            -------------------------
                                            John F. Alexander, II
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



Date May 13, 1997
     ------------