Form 10-Q
period 1997-06-29
EG&G INC
filed 1997-08-13
CIK 31791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 29, 1997

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

                                           Yes    X    No
                                               -------    -------
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                           Outstanding at July 27, 1997
           -----                           -----------------------------
  Common Stock, $1 par value                        45,745,000
                                            (Excluding treasury shares)

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements
                                  --------------------

                           EG&G, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

       For the Three and Six Months Ended June 29, 1997 and June 30, 1996

                                   (Unaudited)

                                                        (In Thousands Except Per Share Data)
                                                        ------------------------------------
                                                     Three Months Ended         Six Months Ended
                                                     ------------------         ----------------
                                                    JUN 29,      JUN 30,      JUN 29,      JUN 30,
                                                       1997         1996         1997         1996
                                                   --------     --------     --------     --------
Sales:
  Products                                         $212,415     $216,221     $414,928     $424,222
  Services                                          156,257      139,686      300,750      278,476
                                                   --------     --------     --------     --------
Total Sales                                         368,672      355,907      715,678      702,698
                                                   --------     --------     --------     --------

Costs and Expenses:
  Cost of sales:
    Products                                        138,686      137,712      270,057      269,637
    Services                                        140,302      122,368      268,570      246,824
                                                   --------     --------     --------     --------
  Total cost of sales                               278,988      260,080      538,627      516,461
  Research and development expenses                  11,919       11,414       23,073       22,375
  Selling, general and administrative expenses       59,799       62,999      119,457      122,523
  Asset impairment charge (Note 2)                   28,200           --       28,200           --
                                                   --------     --------     --------     --------
Total Costs and Expenses                            378,906      334,493      709,357      661,359
                                                   --------     --------     --------     --------

Operating Income (Loss) From
  Continuing Operations                             (10,234)      21,414        6,321       41,339

Other Income (Expense), Net (Note 3)                 (2,618)      (1,059)      (4,676)      (2,954)
                                                   --------     --------     --------     --------
Income (Loss) From Continuing Operations
  Before Income Taxes                               (12,852)      20,355        1,645       38,385
Provision for Income Taxes                              538        6,212        5,467       12,360
                                                   --------     --------     --------     --------
Income (Loss) From Continuing Operations            (13,390)      14,143       (3,822)      26,025
Income From Discontinued Operations,
  Net of Income Taxes (Note 4)                        1,545        1,496        2,003        2,396
                                                   --------     --------     --------     --------
Net Income (Loss)                                  $(11,845)    $ 15,639     $ (1,819)    $ 28,421
                                                   ========     ========     ========     ========

Earnings (Loss) Per Share:
Continuing Operations                              $   (.29)    $    .30     $   (.08)    $    .55
Discontinued Operations                                 .03          .03          .04          .05
                                                   --------     --------     --------     --------
Net Income (Loss)                                  $   (.26)    $    .33     $   (.04)    $    .60
                                                   ========     ========     ========     ========

Cash Dividends Per Common Share                    $    .14     $    .14     $    .28          .28
                                                   ========     ========     ========     ========
Weighted Average Shares of Common Stock
   Outstanding                                       45,888       47,424       46,054       47,527

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                    As of June 29, 1997 and December 29, 1996

                  (Dollars in Thousands Except Per Share Data)
                  --------------------------------------------

                                                               JUN 29,         DEC 29,
                                                                  1997            1996
                                                              --------        --------
                                                           (Unaudited)
                                                           -----------
Current Assets:
  Cash and cash equivalents                                   $ 63,548        $ 47,846
  Accounts receivable (Note 5)                                 223,229         222,856
  Inventories (Note 6)                                         124,515         119,558
  Other current assets                                          67,115          64,451
                                                              --------        --------
Total Current Assets                                           478,407         454,711
                                                              --------        --------
Property, Plant and Equipment:
  At cost (Notes 2 and 7)                                      473,203         480,858
  Accumulated depreciation and amortization                   (291,069)       (288,808)
                                                              --------        --------
Net Property, Plant and Equipment                              182,134         192,050
                                                              --------        --------
Investments (Note 8)                                            17,285          16,839
Intangible Assets (Notes 2 and 9)                               87,942         110,368
Other Assets                                                    50,895          48,932
                                                              --------        --------
Total Assets                                                  $816,663        $822,900
                                                              ========        ========

Current Liabilities:
  Short-term debt                                             $ 69,912        $ 21,499
  Accounts payable                                              73,817          75,749
  Accrued expenses (Note 10)                                   154,048         157,558
  Net liabilities of discontinued operations (Note 4)            6,159           4,990
                                                              --------        --------
Total Current Liabilities                                      303,936         259,796
                                                              --------        --------
Long-Term Debt                                                 114,993         115,104
Long-Term Liabilities                                           73,645          82,894
Contingencies
Stockholders' Equity:
  Preferred stock - $1 par value, authorized
    1,000,000 shares; none outstanding                              --              --
  Common stock - $1 par value, authorized
    100,000,000 shares; issued 60,102,000 shares                60,102          60,102
  Retained earnings                                            516,983         532,043
  Cumulative translation adjustments                             5,301          18,228
  Net unrealized gain on marketable investments (Note 8)         1,050           1,204
  Cost of shares held in treasury;
    14,367,000 shares at June 29, 1997 and
    13,792,000 shares at December 29, 1996                    (259,347)       (246,471)
                                                              --------        --------
Total Stockholders' Equity                                     324,089         365,106
                                                              --------        --------
Total Liabilities and Stockholders' Equity                    $816,663        $822,900
                                                              ========        ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

            For the Six Months Ended June 29, 1997 and June 30, 1996

                                   (Unaudited)
                                   -----------

                                                                     (In Thousands)
                                                                     --------------
                                                                    Six Months Ended
                                                                    ----------------
                                                                 JUN 29,       JUN 30,
                                                                    1997          1996
                                                                 -------       -------
Cash Flows Provided by Operating Activities:
  Net income (loss)                                              $(1,819)      $28,421
  Deduct net income from discontinued operations                  (2,003)       (2,396)
                                                                 -------       -------
  Income (loss) from continuing operations                        (3,822)       26,025
  Adjustments to reconcile income (loss) from continuing
    operations to net cash provided by continuing operations:
      Asset impairment charge                                     28,200            --
      Depreciation and amortization                               21,289        18,270
      Changes  in assets  and  liabilities,  net of
      effects  from  companies purchased and divested:
        Increase in accounts receivable                           (4,225)       (8,654)
        Increase in inventories                                   (6,973)      (13,234)
        Increase (decrease) in accounts payable                     (660)        6,050
        Decrease in accrued expenses                              (1,013)      (11,107)
        Change in prepaid and deferred taxes                      (3,727)       (1,477)
        Change in prepaid expenses and other                     (13,288)       (9,395)
                                                                 -------       -------
Net Cash Provided by Continuing Operations                        15,781         6,478
Net Cash Provided by Discontinued Operations                       3,172         5,292
                                                                 -------       -------
Net Cash Provided by Operating Activities                         18,953        11,770
                                                                 -------       -------

Cash Flows Used In Investing Activities:
  Capital expenditures                                           (26,418)      (45,851)
  Proceeds from dispositions of businesses and sales
    of property, plant and equipment                               5,433         2,804
  Cost of acquisitions                                            (3,611)           --
  Proceeds from sales of investment securities                     2,182         7,038
  Other                                                           (1,302)           --
                                                                 -------       -------
Net Cash Used in Investing Activities                            (23,716)      (36,009)
                                                                 -------       -------

Cash Flows Provided by Financing Activities:
  Increase in commercial paper                                    49,882        41,000
  Proceeds from issuance of common stock                           4,252         3,820
  Purchases of common stock                                      (17,440)      (12,032)
  Cash dividends                                                 (12,929)      (13,330)
  Other                                                           (1,524)         (163)
                                                                 -------       -------
Net Cash Provided by Financing Activities                         22,241        19,295
                                                                 -------       -------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                                (1,776)       (1,466)
                                                                 -------       -------
Net Increase (Decrease) in Cash and Cash Equivalents              15,702        (6,410)

Cash and cash equivalents at beginning of period                  47,846        76,204
                                                                 -------       -------
Cash and cash equivalents at end of period                       $63,548       $69,794
                                                                 =======       =======

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)  Basis of Presentation
--------------------------
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The balance sheet amounts as of December 29, 1996 in this report were extracted from the Company's audited 1996 financial statements included in the latest annual report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 29, 1997 and the results of operations for the three and six months ended June 29, 1997 and June 30, 1996 and the cash flows for the six months then ended. The results of operations for the six months ended June 29, 1997 are not necessarily to be considered indicative of the results for the entire year.

In the fourth quarter of 1997, the Company will adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which is effective for financial statements for periods ending after December 15, 1997. SFAS No. 128 requires replacement of primary earnings per share (EPS) with basic EPS, which is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS, which gives effect to all dilutive potential common shares outstanding, is also required. All prior-period EPS data presented will be restated. The EPS amounts shown on the Company's consolidated statement of operations for the three and six months ended June 29, 1997 and June 30, 1996 are approximately equivalent to basic EPS and diluted EPS because the number of shares issuable upon the exercise of stock options is immaterial.

The Financial Accounting Standards Board issued two new statements in June 1997. SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports. Both statements are effective for fiscal years beginning after December 15, 1997. The required disclosures for SFAS No. 130 will be included in the Company's quarterly report on Form 10-Q for the first quarter of 1998. The required disclosures for SFAS No. 131 will be included in the Company's 1998 annual report on Form 10-K.

                           EG&G, INC. AND SUBSIDIARIES

                                   (Unaudited)

(2)  Asset Impairment Charge
----------------------------
As a result of IC Sensors' inability to achieve the improvements specified in its corrective action plan, including new product orders, improved manufacturing yields, cost reductions, and attraction and retention of critical personnel, it continued operating at a loss in the second quarter, which triggered an impairment review of its long-lived assets. A revised operating plan was developed to restructure and stabilize the business. The revised projections by product line provided the basis for measurement of the asset impairment charge. The Company calculated the present value of expected cash flows of IC Sensors' product lines to determine the fair value of the assets. Accordingly, in the second quarter, the Company recorded an impairment charge of $26.7 million in the Optoelectronics segment, for a write-down of goodwill of $13.6 million and fixed assets of $13.1 million.

In the second quarter of 1997, the Company also recorded a $1.5 million impairment charge to write off the goodwill of the Environmental Services division in the Technical Services segment.

(3)  Other Income (Expense)
--------------------------
Other income (expense), net, consisted of the following:

                                                   In Thousands
                                                   ------------
                                    Three Months Ended         Six Months Ended
                                    ------------------         ----------------
                                  JUN 29,      JUN 30,      JUN 29,     JUN 30,
                                     1997         1996         1997        1996
                                  -------      -------      -------     -------
Interest income                   $   559      $   820      $   979     $ 1,775
Interest expense                   (3,126)      (3,232)      (5,996)     (6,416)
Gains on investments, net             358          917          410         917
Other                                (409)         436          (69)        770
                                  -------      -------      -------     -------
                                  $(2,618)     $(1,059)     $(4,676)    $(2,954)
                                  =======      =======      =======     =======


                           EG&G, INC. AND SUBSIDIARIES

                                   (Unaudited)

(4)  Discontinued Operations
----------------------------
The former Department of Energy (DOE) Support segment, which has provided services under management and operations contracts, is presented as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. The Mound contract, the Company's remaining management and operations contract with the DOE, expires on September 30, 1997.

Summary operating results of the discontinued operations were as follows:

                                                    In Thousands
                                                    ------------
                                        Three Months Ended     Six Months Ended
                                        ------------------     ----------------
                                        JUN 29,    JUN 30,    JUN 29,   JUN 30,
                                           1997       1996       1997      1996
                                        -------    -------    -------   -------
Sales                                   $26,057    $28,790    $50,697   $61,079
Costs and expenses                       23,679     26,488     47,615    57,393
                                        -------    -------    -------   -------
Income from discontinued
  operations before income taxes          2,378      2,302      3,082     3,686
Provision for income taxes                  833        806      1,079     1,290
                                        -------    -------    -------   -------
Income from discontinued operations,
  net of income taxes                   $ 1,545    $ 1,496    $ 2,003   $ 2,396
                                        =======    =======    =======   =======

Net assets (liabilities) of discontinued operations consisted of the following:

                                                                (In Thousands)
                                                                --------------
                                                              JUN 29,   DEC 29,
                                                                 1997      1996
                                                              -------   -------
Accounts receivable, primarily unbilled                       $ 1,586   $ 2,050
Operating current liabilities                                  (7,745)   (7,040)
                                                              -------   -------
                                                              $(6,159)  $(4,990)
                                                              =======   =======

(5)  Accounts Receivable
------------------------
Accounts receivable as of June 29, 1997 and December 29, 1996 included unbilled receivables of $47 million and $44 million, respectively, which were due primarily from U.S. government agencies. Accounts receivable were net of reserves for doubtful accounts of $4.1 million and $4.2 million as of June 29, 1997 and December 29, 1996, respectively.

(6)  Inventories
----------------
Inventories consisted of the following:

                                                               (In Thousands)
                                                               --------------

                                                             JUN 29,    DEC 29,
                                                                1997       1996
                                                             --------  --------
Finished goods                                              $ 31,233   $ 31,436
Work in process                                               32,783     28,536
Raw materials                                                 60,499     59,586
                                                            --------   --------
                                                            $124,515   $119,558
                                                            ========   ========

                           EG&G INC. AND SUBSIDIARIES

                                   (Unaudited)

(7)  Property, Plant and Equipment
----------------------------------
Property, plant and equipment, at cost, consisted of the following:

                                                               (In Thousands)
                                                               --------------
                                                             JUN 29,    DEC 29,
                                                                1997       1996
                                                            --------   --------
Land                                                        $ 12,719   $ 12,324
Buildings and leasehold improvements                         115,447    123,575
Machinery and equipment                                      345,037    344,959
                                                            --------   --------
                                                            $473,203   $480,858
                                                            ========   ========

The decrease in property, plant and equipment resulted primarily from the effect of translating assets denominated in non-U.S. currencies at current exchange rates and from the write-down associated with the IC Sensors division. These decreases were partially offset by capital expenditures.

(8) Investments
---------------
Investments consisted of the following:

                                                               (In Thousands)
                                                               --------------
                                                             JUN 29,    DEC 29,
                                                                1997       1996
                                                            --------   --------
Marketable investments                                      $ 11,478   $ 12,294
Other investments                                                698        558
Joint venture investments                                      5,877      4,363
                                                            --------   --------
                                                              18,053     17,215
Investments classified as other current assets                  (768)      (376)
                                                            --------   --------
                                                            $ 17,285   $ 16,839
                                                            ========   ========

At June 29, 1997, marketable investments, all classified as available for sale, had an aggregate market value of $11.5 million and gross unrealized holding gains of $1.6 million. The net unrealized holding gain on marketable investments, net of deferred taxes, reported as a separate component of stockholders' equity, was $1.1 million at June 29, 1997. In the first six months of 1997, proceeds from sales of available-for-sale securities were $1 million, which approximated average cost.

(9)  Intangible Assets
----------------------
The decrease in intangible assets resulted primarily from the write-downs associated with the IC Sensors and Environmental Services divisions, from current year amortization and from the effect of translating goodwill denominated in non-U.S. currencies at current exchange rates.

(10)  Accrued Expenses
----------------------
Accrued expenses consisted of the following:

                                                               (In Thousands)
                                                               --------------
                                                             JUN 29,    DEC 29,
                                                                1997       1996
                                                             -------    -------
Payroll and incentives                                      $ 20,681   $ 29,732
Employee benefits                                             51,157     44,845
Federal, non-U.S. & state income taxes                        26,655     24,186
Other accrued operating expenses                              55,555     58,795
                                                            --------   --------
                                                            $154,048   $157,558
                                                            ========   ========

             Item 2. Management's Discussion and Analysis of Results
                     -----------------------------------------------
                      of Operations and Financial Condition
                      -------------------------------------

                           EG&G, INC. AND SUBSIDIARIES

                              Results of Operations
                              ---------------------

The following industry segment information is presented as an aid to a better understanding of the Company's operating results:

                                                              (In Thousands)
                                                              --------------
                                          Three Months Ended                  Six Months Ended
                                          ------------------                  ----------------
                                    JUN 29,     JUN 30,    Increase     JUN 29,     JUN 30,    Increase
                                       1997        1996   (Decrease)       1997        1996    Decrease)
                                       ----        ----   ----------       ----        ----    ---------
Instruments
   Sales                           $ 72,350    $ 78,776    $ (6,426)   $144,024    $152,357    $ (8,333)
   Operating Income                   5,780       9,457      (3,677)     11,915      16,265      (4,350)

Mechanical Components
   Sales                           $ 74,298    $ 69,240    $  5,058    $146,032    $137,781    $  8,251
   Operating Income                   7,248       8,130        (882)     14,863      15,357        (494)

Optoelectronics
   Sales                           $ 65,767    $ 68,205    $ (2,438)   $124,872    $134,084    $ (9,212)
   Operating Income (Loss) (1)      (25,292)        864     (26,156)    (25,001)      4,979     (29,980)

Technical Services
   Sales                           $156,257    $139,686    $ 16,571    $300,750    $278,476    $ 22,274
   Operating Income (1)               8,334       9,113        (779)     16,655      17,563        (908)

General Corporate Expenses         $ (6,304)   $ (6,150)   $   (154)   $(12,111)   $(12,825)   $    714

Continuing Operations
   Sales                           $368,672    $355,907    $ 12,765    $715,678    $702,698    $ 12,980
   Operating Income (Loss) (1)      (10,234)     21,414     (31,648)      6,321      41,339     (35,018)

(1) The operating income (loss) from continuing operations for the three and six months ended June 29, 1997 included an asset impairment charge of $28.2 million. The impact of this charge was $26.7 million on the Optoelectronics segment and $1.5 million on the Technical Services segment.

The discussion that follows is a summary analysis of the major changes in operating results by industry segment that occurred for the three and six months ended June 29, 1997 compared to the three and six months ended June 30, 1996.

Overview
--------
Sales from continuing operations increased 4% for the second quarter of 1997 compared to 1996, while sales for the six months increased 2%. The quarter sales increase reflects increases of 12% in Technical Services and 7% in Mechanical Components partially offset by a 6% decrease in the Optoelectronics and Instruments segments. Operating results for 1997 included a $28.2 million non-cash asset impairment charge, primarily associated with the IC Sensors business. The after-tax effect of this charge was $23.5 million ($0.51 loss per share). Excluding the asset impairment charge, second quarter and six months operating income was $18 million and $34.5 million, respectively, a 16% decrease for both periods from last year.

                           EG&G, INC. AND SUBSIDIARIES

In 1996, the Company announced a realignment of its operating organization to continue to position the Company for sustained long-term growth. The overall goal of the effort is to provide greater focus on the end-use customer by consolidating and integrating divisions around common technologies, manufacturing processes and markets. This realignment also includes the planned divestiture of businesses deemed not essential to its future, and the Company expects to realize material gain on the dispositions. The 1997 second quarter results included $1.2 million of planned integration costs and no gains from asset dispositions. The 1997 year-to-date income included a planned $1.6 million gain on the divestiture of assets associated with a non-core Instruments business, offset by planned integration costs of $2.3 million incurred by the three products segments in connection with the consolidation initiative. The Company will continue to incur integration costs as it moves forward with the consolidation initiative.

Instruments
-----------
Second Quarter
--------------
Instruments sales decreased $6.4 million mainly due to the effects of translation as a result of the strengthening of the U.S. dollar, lower orders in 1997 to equip U.S. government facilities with explosives-detection systems, and the divestiture of a non-core business in early 1997. These decreases were partially offset by the sales increase resulting from introduction of a new medical research instrument and sales of consumables related to the placement of an increasing number of diagnostic instruments. Income decreased $3.7 million mainly from lower sales and the absence in 1997 of income from the expiration of a grant liability.
Six Months
----------
Instruments  sales decreased $8.3 million mainly
due to the effects of translation as a result of the strengthening of the U.S. dollar, lower shipments of nuclear and research instruments caused by lower government funding and delays in product improvement, and the divestiture of a non-core business. These decreases were partially offset by increases in demand for medical research and diagnostics instruments mainly caused by the introduction of a new product and consumables related to the placement of an increasing number of diagnostic instruments. Income decreased $4.4 million mainly from lower sales, price reductions due to competitive pressures, royalty payments and the absence in 1997 of income from the expiration of a grant liability. 1997 results reflect a $1.6 million asset divestiture gain, partially offset by $0.7 million of integration costs incurred as part of the Company's consolidation initiative.

Mechanical Components
---------------------
Second Quarter
--------------
Sales grew 7% due to higher demand for aerospace products as a result of the continuing strength in that market. Income decreased $0.9 million as the margin on the increased sales was more than offset by integration costs incurred in the aerospace business as part of the Company's consolidation initiative, and unplanned warranty costs related to the sale of components to the ground transportation industry.
Six Months
----------
Sales grew 6% primarily due to higher demand for aerospace products. Income decreased $0.5 million as the income earned on the increased sales was more than offset by integration and unplanned warranty costs. The Company plans to sell its Rotron division as part of its ongoing program to divest businesses deemed not essential to its future. The divestiture is expected to occur in late 1997 or early 1998, and the Company expects to realize a gain on disposition. Rotron's 1996 annual sales were approximately $64 million.

                           EG&G, INC. AND SUBSIDIARIES

Optoelectronics
---------------
Second Quarter
--------------
Sales decreased $2.4 million, reflecting shifts in demand to lower-cost competitors' accelerometers in the automotive market and lower sales due to contamination and start-up production problems at another operation. The 1997 segment operating loss of $25.3 million includes a $26.7 million non-cash asset impairment charge related to goodwill and fixed assets for IC Sensors. Excluding the asset impairment charge, operating income improved $0.5 million in 1997. The 1997 operating results include $2.3 million of planned development costs for the amorphous silicon project and for the advanced micromachined sensors technology platform.
Six Months
----------
Sales for the six months  decreased  $9.2  million due to
shifts in demand to lower cost competitors' accelerometers in the automotive market, lower sales due to contamination and start-up production problems and the completion a power supplies contract in 1996. The $30 million decrease in income resulted from the asset impairment charge of $26.7 million. Excluding the impairment charge, operating income decreased $3.3 million as a result of lower sales, higher operating losses at IC Sensors and higher development costs for the advanced micromachined sensors technology platform and other operations.
IC Sensors Asset Impairment Charge
----------------------------------
As a result of IC Sensors' inability to achieve the improvements specified in its corrective action plan, including new product orders, improved manufacturing yields, cost reductions, and attraction and retention of critical personnel, it continued operating at a loss in the second quarter, which triggered an impairment review of its long-lived assets. A revised operating plan was developed to restructure and stabilize the business. The revised projections by product line provided the basis for measurement of the asset impairment charge. Accordingly, the Company recorded an impairment charge of $26.7 million in the second quarter, for a write-down of goodwill of $13.6 million and fixed assets of $13.1 million. The after-tax effect of this charge was $22 million ($.48 loss per share). The impairment charge reduces future depreciation and amortization by approximately $3 million annually.

Technical Services
------------------
Second Quarter
--------------
Sales increased 12% as a result of follow-on shipments under a contract for the development and installation of communication systems, additional billings under a government contract, higher lubricant testing levels and the start-up of a light-truck structural testing facility, which is booked at full capacity through the first quarter of 1998. The $0.8 million operating income decrease was mainly the result of the $1.5 million write-off of goodwill related to the environmental operation as a result of its continuing losses. Excluding the write-off, operating income increased $0.7 million primarily as a result of increased sales.
Six Months
----------
Sales increased 8% primarily from shipments under a contract for communication systems, additional billings under a government contract, increased lubricant testing demand and the start-up of the light-truck testing facility. These increases were partially offset by decreases due to the completion of a lubricant testing contract in 1996 and lower demand for sedan testing. The operating income reduction resulted mainly from the goodwill write-down of $1.5 million. Excluding the impairment charge, operating income increased $0.6 million primarily due to higher sales levels. Future performance could be impacted by the recent announcement that NASA and the Air Force are seeking approval from their respective headquarters to consolidate and recompete base operations contracts at the Kennedy Space Center, Cape Canaveral Air Station and certain functions at Patrick Air Force Base in an effort to eliminate duplication and reduce costs. If approved, it is anticipated that any resultant contract would be effective October 1, 1998, and the Company plans to participate in the recompetition. The NASA contract contributed annual sales of $172 million in 1996.

                           EG&G, INC. AND SUBSIDIARIES

General Corporate Expenses
--------------------------
Expenses were flat for the quarter and decreased $0.7 million for the six months due to lower management incentive accruals.

Other
-----
Other expense increased a net $1.6 million for the second quarter mainly due to lower investment gains and equity income. The six month increase in other expense of $1.7 million was mainly due to lower interest income, lower investment gains and lower equity income partially offset by lower interest expense. The 1997 tax provision for the second quarter was significantly impacted by the non-deductible goodwill write-downs of IC Sensors and the Environmental Services division. The six month tax provision was also impacted by the goodwill write-downs. Excluding the impairment charge and its related tax benefit, the effective tax rate for the second quarter and year-to-date was 34% as planned.

Discontinued Operations
-----------------------
The Mound contract, the Company's remaining management and operations contract with the DOE, expires on September 30, 1997.


                               Financial Condition
                               -------------------

The Company's cash and cash equivalents increased $15.7 million in the first six months of 1997 while commercial paper borrowings increased $49.9 million, mainly due to capital expenditures, stock purchases and cash dividends partially offset by cash flow from continuing operations. Net cash provided from operations was $15.8 million in the first six months of 1997 compared to $6.5 million in 1996. Capital expenditures were $26.4 million in 1997, a decrease of $19.4 million from the same period in 1996 due to reduced spending in the Optoelectronics segment and the automotive portion of the Technical Services segment. Capital expenditures for 1997 are expected to exceed $60 million and support new product initiatives primarily in the Optoelectronics segment.

During the first six months of 1997, the Company purchased 832,000 shares of its common stock through periodic purchases on the open market at a cost of $17.4 million under an existing stock repurchase program. As of June 29, 1997, the Company had authorization to purchase 3.3 million additional shares under the program and, subject to operational cash flows, cash utilization alternatives and market conditions, plans to maintain the 1996 level of 1.6 million shares to be purchased annually.

The Company has two revolving credit agreements totaling $200 million. During the first quarter of 1997, the 364-day facility was extended to March 1998, and the five-year facility was extended to March 2002. The Company did not draw down either of these credit facilities during the first six months of 1997.


                           Forward-Looking Information
                           ---------------------------

All statements contained herein that refer to a time after June 29, 1997, including the words expect, believe, will continue, and plan, or statements referring to goals, the future or future actions, continuing actions, trends, strategies, initiatives, challenges or opportunities, or which otherwise are not purely historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements, including the factors set forth below.

                           EG&G, INC. AND SUBSIDIARIES

                      Factors Affecting Future Performance
                      ------------------------------------

Future performance of the Company's three product segments will be highly dependent on the technological success, market acceptance and competitive position of new program initiatives, including the amorphous silicon project and the advanced micromachined sensors technology platform. Improved operational efficiency will be required to offset increasing price pressure in most of the Company's product offerings. Other factors affecting future performance include lower sales and earnings caused by future divestitures, warranty costs and the ability to operate with reducing backlogs resulting from shorter customer order cycles, to resolve pricing issues with selected customers and to attract and retain key personnel in a number of areas. The future results of the Optoelectronics segment are dependent on management's ability to restore IC Sensors to profitability, the successful introduction of new products, improvement in manufacturing yields and implementation of cost reductions, including the successful transfer of assembly activities to lower-cost geographic locations.

In the Technical Services segment, future performance will continue to be impacted by a highly competitive procurement environment, continuing changes in federal budget priorities and rapidly changing customer requirements. NASA and the Air Force are seeking approval from their respective headquarters to consolidate and recompete base operations contracts at the Kennedy Space Center, Cape Canaveral Air Station and certain functions at Patrick Air Force Base in an effort to eliminate duplication and reduce costs. If approved, it is anticipated that any resultant contract would be effective October 1, 1998, and the Company plans to participate in the recompetition.

Movements in foreign exchange rates could affect operating results. Effective tax rates in the future could be affected by changes in the geographical distribution of income, utilization of net operating loss carry-forwards, repatriation costs, and resolution of outstanding tax audit issues.

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

                           EG&G, INC. AND SUBSIDIARIES


                    Item 6. Exhibits and Reports on Form 8-K
                            --------------------------------

(a)   Exhibits incorporated by reference from Part I herein

      Exhibit 27 - Financial data schedule (submitted in electronic format only)

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended June 29, 1997.

                           EG&G, INC. AND SUBSIDIARIES


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EG&G, Inc.


                                        By:    /s/  John F. Alexander, II
                                           ------------------------------
                                           John F. Alexander, II
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)



Date: August 11, 1997
      ---------------