Form 10-Q
period 1997-09-28
EG&G INC
filed 1997-11-12
CIK 31791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 28, 1997

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

                                           Yes    X    No
                                               -------    -------
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                           Outstanding at October 26, 1997
           -----                           -------------------------------
  Common Stock, $1 par value                        45,309,000
                                            (Excluding treasury shares)

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements
                                  --------------------

                           EG&G, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

  For the Three and Nine Months Ended September 28, 1997 and September 29, 1996

                                   (Unaudited)
                                   -----------

                                                                        (In Thousands Except Per Share Data)
                                                                        ------------------------------------
                                                                      Three Months Ended            Nine Months Ended
                                                                      ------------------            -----------------
                                                                     SEP 28,       SEP 29,        SEP 28,        SEP 29,
                                                                        1997          1996           1997           1996
                                                                 -----------   -----------    -----------    -----------
Sales:
  Products ...................................................   $   207,443   $   215,328    $   622,371    $   639,550
  Services ...................................................       150,925       139,419        451,675        417,895
                                                                 -----------   -----------    -----------    -----------
Total Sales ..................................................       358,368       354,747      1,074,046      1,057,445
                                                                 -----------   -----------    -----------    -----------

Costs and Expenses:
  Cost of sales:
     Products ................................................       132,473       136,471        402,530        406,108
     Services ................................................       134,253       126,374        402,823        373,198
                                                                 -----------   -----------    -----------    -----------
  Total cost of sales ........................................       266,726       262,845        805,353        779,306
  Research and development expenses .........................         10,744         8,756         33,817         31,131
  Selling, general and administrative expenses ..............         60,569        59,945        180,026        182,468
  Asset impairment charge (Note 2) ..........................             --            --         28,200             --
                                                                 -----------   -----------    -----------    -----------
Total Costs and Expenses .....................................       338,039       331,546      1,047,396        992,905
                                                                 -----------   -----------    -----------    -----------

Operating Income From
      Continuing Operations ..................................        20,329        23,201         26,650         64,540

Other Income (Expense), Net (Note 3) .........................           701        (2,255)        (3,975)        (5,209)
                                                                 -----------   -----------    -----------    -----------

Income From Continuing Operations
   Before Income Taxes .......................................        21,030        20,946         22,675         59,331
Provision for Income Taxes ...................................         7,151         6,745         12,618         19,105
                                                                 -----------   -----------    -----------    -----------
Income From Continuing Operations ............................        13,879        14,201         10,057         40,226
Income From Discontinued Operations,
   Net of Income Taxes (Note 4) ..............................           711         1,436          2,714          3,832
                                                                 -----------   -----------    -----------    -----------

Net Income ...................................................   $    14,590   $    15,637    $    12,771    $    44,058
                                                                 ===========   ===========    ===========    ===========

Earnings Per Share:
Continuing Operations ........................................   $       .30   $       .30    $       .22    $       .85
Discontinued Operations ......................................           .02           .03            .06            .08
                                                                 -----------   -----------    -----------    -----------
Net Income ...................................................   $       .32   $       .33    $       .28    $       .93
                                                                 ===========   ===========    ===========    ===========

Cash Dividends Per Common Share ..............................   $       .14   $       .14    $       .42    $       .42
                                                                 ===========   ===========    ===========    ===========

Weighted Average Shares of Common Stock
   Outstanding ...............................................        45,602        47,316         45,903         47,457

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                 As of September 28, 1997 and December 29, 1996

                  (Dollars in Thousands Except Per Share Data)
                  --------------------------------------------

                                                                              SEP 28,       DEC 29,
                                                                                 1997          1996
                                                                                 ----          ----
                                                                           (Unaudited)
                                                                           -----------
Current Assets:
   Cash and cash equivalents .............................................   $  57,155    $  47,846
   Accounts receivable (Note 5) ..........................................     222,561      222,856
   Inventories (Note 6) ..................................................     120,339      119,558
   Other current assets ..................................................      70,207       64,451
                                                                             ---------    ---------
Total Current Assets .....................................................     470,262      454,711
                                                                             ---------    ---------
Property, Plant and Equipment:
   At cost (Notes 2 and 7) ...............................................     474,052      480,858
   Accumulated depreciation and amortization .............................    (292,120)    (288,808)
                                                                             ---------    ---------
Net Property, Plant and Equipment ........................................     181,932      192,050
                                                                             ---------    ---------
Investments (Note 8) .....................................................      17,767       16,839
Intangible Assets (Notes 2 and 9) ........................................      83,626      110,368
Other Assets .............................................................      55,707       48,932
                                                                             ---------    ---------
Total Assets .............................................................   $ 809,294    $ 822,900
                                                                             =========    =========

Current Liabilities:
   Short-term debt .......................................................   $  38,436    $  21,499
   Accounts payable ......................................................      73,329       75,749
   Accrued expenses (Note 10) ............................................     165,370      162,548
                                                                             ---------    ---------
Total Current Liabilities ................................................     277,135      259,796
                                                                             ---------    ---------
Long-Term Debt ...........................................................     114,981      115,104
Long-Term Liabilities (Note 11) ..........................................     100,417       82,894
Contingencies
Stockholders' Equity:
   Preferred stock - $1 par value, authorized
      1,000,000 shares; none outstanding .................................          --           --
   Common stock - $1 par value, authorized
      100,000,000 shares; issued 60,102,000 shares .......................      60,102       60,102
   Retained earnings .....................................................     525,148      532,043
   Cumulative translation adjustments ....................................          45       18,228
   Net unrealized gain on marketable investments (Note 8) ................       1,162        1,204
   Cost of shares held in treasury;
       14,851,000 shares at September 28, 1997 and
       13,792,000 shares at December 29, 1996 ............................    (269,696)    (246,471)
                                                                             ---------    ---------
Total Stockholders' Equity ...............................................     316,761      365,106
                                                                             ---------    ---------
Total Liabilities and Stockholders' Equity ...............................   $ 809,294    $ 822,900
                                                                             =========    =========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

       For the Nine Months Ended September 28, 1997 and September 29, 1996

                                   (Unaudited)
                                   -----------

                                                                                                                (In Thousands)
                                                                                                                --------------
                                                                                                               Nine Months Ended
                                                                                                               -----------------
                                                                                                              SEP 28,     SEP 29,
                                                                                                                 1997        1996
                                                                                                                 ----        ----
Cash Flows Provided by Operating Activities:
   Net income ............................................................................................   $ 12,771    $ 44,058
   Deduct net income from discontinued operations ........................................................     (2,714)     (3,832)
                                                                                                             --------    --------
   Income from continuing operations .....................................................................     10,057      40,226
   Adjustments to reconcile income from continuing
       operations to net cash provided by continuing operations:
         Asset impairment charge .........................................................................     28,200          --
         Depreciation and amortization ...................................................................     32,910      29,794
         Gains on dispositions and investments, net ......................................................     (6,806)     (1,309)
         Changes in assets and liabilities, net of effects from companies purchased and divested:
                Increase in accounts receivable ..........................................................     (6,620)     (7,571)
                Increase in inventories ..................................................................     (4,545)    (10,110)
                Increase (decrease) in accounts payable ..................................................       (268)      1,295
                Increase (decrease) in accrued expenses ..................................................      5,075        (359)
                Change in prepaid and deferred taxes .....................................................     (3,639)     (1,472)
                Change in prepaid expenses and other .....................................................    (21,474)     (4,586)
                                                                                                             --------    --------
Net Cash Provided by Continuing Operations ...............................................................     32,890      45,908
Net Cash Provided by Discontinued Operations .............................................................      3,012       5,472
                                                                                                             --------    --------
Net Cash Provided by Operating Activities ................................................................     35,902      51,380
                                                                                                             --------    --------

Cash Flows Provided by (Used In) Investing Activities:
   Capital expenditures ..................................................................................    (37,299)    (62,787)
   Reimbursement of invested capital (Note 11) ...........................................................     27,000          --
   Proceeds from dispositions of businesses and sales
       of property, plant and equipment ..................................................................     14,971       2,221
   Cost of acquisitions ..................................................................................     (3,611)         --
   Proceeds from sales of investment securities ..........................................................      2,733       8,784
   Other .................................................................................................     (1,156)         --
                                                                                                             --------    --------
Net Cash Provided by (Used in) Investing Activities ......................................................      2,638     (51,782)
                                                                                                             --------    --------

Cash Flows Used in Financing Activities:
   Increase in commercial paper ..........................................................................     19,955      21,940
   Proceeds from issuance of common stock ................................................................      4,550       4,395
   Purchases of common stock .............................................................................    (28,104)    (12,032)
   Cash dividends ........................................................................................    (19,337)    (19,952)
   Other .................................................................................................     (3,129)       (535)
                                                                                                             --------    --------
Net Cash Used in Financing Activities ....................................................................    (26,065)     (6,184)
                                                                                                             --------    --------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents ......................................................................................     (3,166)     (1,366)
                                                                                                             --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents .....................................................      9,309      (7,952)

Cash and cash equivalents at beginning of period .........................................................     47,846      76,204
                                                                                                             --------    --------
Cash and cash equivalents at end of period ...............................................................   $ 57,155    $ 68,252
                                                                                                             ========    ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   -----------

(1)  Basis of Presentation
--------------------------
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The balance sheet amounts as of December 29, 1996 in this report were extracted from the Company's audited 1996 financial statements included in the latest annual report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 28, 1997 and the results of operations for the three and nine months ended September 28, 1997 and September 29, 1996 and the cash flows for the nine months then ended. The results of operations for the nine months ended September 28, 1997 are not necessarily to be considered indicative of the results for the entire year.

In the fourth quarter of 1997, the Company will adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which is effective for financial statements for periods ending after December 15, 1997. SFAS No. 128 requires replacement of primary earnings per share (EPS) with basic EPS, which is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS, which gives effect to all dilutive potential common shares outstanding, is also required. All prior-period EPS data presented will be restated. The EPS amounts shown on the Company's consolidated statement of operations for the three and nine months ended September 28, 1997 and September 29, 1996 are approximately equivalent to both basic EPS and diluted EPS because the number of shares issuable upon the exercise of stock options is immaterial.

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

(2)  Asset Impairment Charge
----------------------------
As a result of IC Sensors' inability to achieve the improvements specified in its corrective action plan, including new product orders, improved manufacturing yields, cost reductions, and attraction and retention of critical personnel, it continued operating at a loss in the second quarter, which triggered an impairment review of its long-lived assets. A revised operating plan was developed to restructure and stabilize the business . The revised projections by product line provided the basis for measurement of the asset impairment charge. The Company calculated the present value of expected cash flows of IC Sensors' product lines to determine the fair value of the assets. Accordingly, in the second quarter, the Company recorded an impairment charge of $26.7 million in the Optoelectronics segment, for a write-down of goodwill of $13.6 million and fixed assets of $13.1 million.

In the second quarter of 1997, the Company also recorded a $1.5 million impairment charge to write off the goodwill of the Environmental Services division in the Technical Services segment.

                           EG&G, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   -----------

(3)  Other Income (Expense)
---------------------------
Other income (expense), net, consisted of the following:

                                                        (In Thousands)
                                                        --------------
                                            Three Months Ended     Nine Months Ended
                                            ------------------     -----------------
                                            SEP 28,    SEP 29,    SEP 28,    SEP 29,
                                               1997       1996       1997       1996
                                               ----       ----       ----       ----
Interest income .........................   $   174    $ 1,148    $ 1,153    $ 2,923
Interest expense ........................    (3,204)    (3,335)    (9,200)    (9,751)
Gains on investments, net ...............       136        392        546      1,309
Other ...................................     3,595       (460)     3,526        310
                                            -------    -------    -------    -------
                                            $   701    $(2,255)   $(3,975)   $(5,209)
                                            =======    =======    =======    =======

A $3.4 million cost of capital reimbursement relating to a joint development program was included in Other for the three and nine months ended September 28, 1997.

(4)  Discontinued Operations
----------------------------
The former Department of Energy (DOE) Support segment, which has provided services under management and operations contracts, is presented as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. The Mound contract, which was the Company's remaining management and operations contract with the DOE, expired on September 30, 1997.

Summary operating results of the discontinued operations were as follows:

                                                           (In Thousands)
                                                           --------------
                                                Three Months Ended   Nine Months Ended
                                                ------------------   -----------------
                                                 SEP 28,   SEP 29,   SEP 28,   SEP 29,
                                                    1997      1996      1997      1996
                                                    ----      ----      ----      ----
Sales .........................................  $29,098   $38,236   $79,795   $99,315
Costs and expenses ............................   28,005    36,026    75,620    93,419
                                                 -------   -------   -------   -------
Income from discontinued
   operations before income taxes .............    1,093     2,210     4,175     5,896
Provision for income taxes ....................      382       774     1,461     2,064
                                                 -------   -------   -------   -------
Income from discontinued operations, net of
   income taxes ...............................  $   711   $ 1,436   $ 2,714   $ 3,832
                                                 =======   =======   =======   =======

                           EG&G, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   -----------

(5)  Accounts Receivable
------------------------
Accounts receivable as of September 28, 1997 and December 29, 1996 included unbilled receivables of $46 million and $44 million, respectively, which were due primarily from U.S. government agencies. Accounts receivable were net of reserves for doubtful accounts of $5.1 million and $4.2 million as of September 28, 1997 and December 29, 1996, respectively.

(6)  Inventories
----------------
Inventories consisted of the following:

                                                                                (In Thousands)
                                                                                --------------
                                                                              SEP 28,    DEC 29,
                                                                                 1997       1996
                                                                             --------   --------
Finished goods ...........................................................   $ 31,107   $ 31,436
Work in process ..........................................................     30,539     28,536
Raw materials ............................................................     58,693     59,586
                                                                             --------   --------
                                                                             $120,339   $119,558
                                                                             ========   ========

(7) Property, Plant and Equipment
---------------------------------
Property, plant and equipment, at cost, consisted of the following:

                                                                                (In Thousands)
                                                                                --------------
                                                                              SEP 28,    DEC 29,
                                                                                 1997       1996
                                                                                 ----       ----
Land .....................................................................   $ 12,794   $ 12,324
Buildings and leasehold improvements .....................................    113,685    123,575
Machinery and equipment ..................................................    347,573    344,959
                                                                             --------   --------
                                                                             $474,052   $480,858
                                                                             ========   ========

The decrease in property, plant and equipment resulted primarily from the effect of translating assets denominated in non-U.S. currencies at current exchange rates, the write-down associated with the IC Sensors division and dispositions. These decreases were partially offset by capital expenditures.

(8) Investments
---------------
Investments consisted of the following:

                                                                                (In Thousands)
                                                                                --------------
                                                                              SEP 28,    DEC 29,
                                                                                 1997       1996
                                                                                 ----       ----
Marketable investments ...................................................   $ 12,084   $ 12,294
Other investments ........................................................        593        558
Joint venture investments ................................................      5,892      4,363
                                                                             --------   --------
                                                                               18,569     17,215
Investments classified as other current assets ...........................       (802)      (376)
                                                                             --------   --------
                                                                             $ 17,767   $ 16,839
                                                                             ========   ========

At September 28, 1997, marketable investments, all classified as available for sale, had an aggregate market value of $12.1 million and gross unrealized holding gains of $1.8 million. The net unrealized holding gain on marketable investments, net of deferred taxes, reported as a separate component of stockholders' equity, was $1.2 million at September 28, 1997. In the first nine months of 1997, proceeds from sales of available-for-sale securities were $1 million, which approximated average cost.

                           EG&G INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   -----------

(9)  Intangible Assets
----------------------
The $26.7 million decrease in intangible assets resulted primarily from write-downs associated with the IC Sensors and Environmental Services divisions, current year amortization and the effect of translating goodwill denominated in non-U.S. currencies at current exchange rates.

(10)  Accrued Expenses
----------------------
Accrued expenses consisted of the following:

                                                                                (In Thousands)
                                                                                --------------
                                                                              SEP 28,    DEC 29,
                                                                                 1997       1996
                                                                                 ----       ----
Payroll and incentives ...................................................   $ 22,832   $ 29,732
Employee benefits ........................................................     47,681     44,845
Federal, non-U.S. & state income taxes ...................................     27,670     24,186
Other accrued operating expenses .........................................     67,187     63,785
                                                                             --------   --------
                                                                             $165,370   $162,548
                                                                             ========   ========

(11)  Long-Term Liabilities
---------------------------
The $17.5 million increase in long-term liabilities resulted primarily from a $27 million payment received from a development partner as part of the negotiation of a long-term contract in the third quarter of 1997. This payment constitutes reimbursement for invested capital and will be amortized to income over the estimated life of the related assets. This increase was partially offset by the effect of translating liabilities denominated in non-U.S. currencies at current exchange rates and the decrease in deferred income taxes resulting from the tax benefit related to a portion of the asset impairment charge.

             Item 2. Management's Discussion and Analysis of Results
             -------------------------------------------------------
                      of Operations and Financial Condition
                      -------------------------------------

                           EG&G, INC. AND SUBSIDIARIES

                              Results of Operations
                              ---------------------

The following industry segment information is presented as an aid to a better understanding of the Company's operating results:

                                                                (In Thousands)
                                                                --------------
                                        Three Months Ended                      Nine Months Ended
                                        ------------------                      -----------------
                                   SEP 28,       SEP 29,   Increase       SEP 28,       SEP 29,    Increase
                                      1997         1996   (Decrease)         1997          1996   (Decrease)
                                      ----         ----   ----------         ----          ----   ----------
Instruments
   Sales .....................   $  70,714    $  78,543    $ (7,829)   $  214,738    $  230,900    $(16,162)
   Operating Income ..........       3,976        9,095      (5,119)       15,891        25,360      (9,469)

Mechanical Components
   Sales .....................   $  70,420    $  67,122    $  3,298    $  216,452    $  204,903    $ 11,549
   Operating Income ..........      11,382        7,940       3,442        26,245        23,297       2,948

Optoelectronics
   Sales .....................   $  66,309    $  69,663    $ (3,354)   $  191,181    $  203,747    $(12,566)
   Operating Income (Loss) (1)       2,928        4,924      (1,996)      (22,073)        9,903     (31,976)

Technical Services
   Sales .....................   $ 150,925    $ 139,419    $ 11,506    $  451,675    $  417,895    $ 33,780
   Operating Income (1) ......       9,198        6,584       2,614        25,853        24,147       1,706

General Corporate Expenses ...   $  (7,155)   $  (5,342)   $ (1,813)   $  (19,266)   $  (18,167)   $ (1,099)

Continuing Operations
   Sales .....................   $ 358,368    $ 354,747    $  3,621    $1,074,046    $1,057,445    $ 16,601
   Operating Income (1) ......      20,329       23,201      (2,872)       26,650        64,540     (37,890)


(1) The operating income from continuing operations for the nine months ended September 28, 1997 included an asset impairment charge of $28.2 million. The impact of this charge was $26.7 million on the Optoelectronics segment and $1.5 million on the Technical Services segment.

     The discussion that follows is a summary analysis of the major changes in operating results by industry segment that occurred for the three and nine months ended September 28, 1997 compared to the three and nine months ended September 29, 1996.

     Overview
     --------
     Sales from continuing operations increased 1% for the third quarter of 1997 compared to 1996. Increases of 8% in Technical Services and 5% in Mechanical Components were partially offset by decreases in Optoelectronics and Instruments. On a year-to-date basis, sales increased 2%, with Technical Services and Mechanical Components up 8% and 6%, respectively, while Instruments and Optoelectronics experienced decreases. For the third quarter, operating income was $20.3 million, a 12% decrease from last year. Operating results for nine months of 1997 included a $28.2 million non-cash asset impairment charge, primarily associated with the IC Sensors business. The after-tax effect of this charge was $23.5 million ($.51 loss per share). Excluding the asset impairment charge, nine months' operating income was $54.9 million, a 15% decrease from last year.

                           EG&G, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

In 1996, the Company announced a realignment of its operating organization to position the Company for growth. The overall goal is to focus on the end-use customer by consolidating and integrating divisions around common technologies, manufacturing processes and markets. This realignment includes the divestiture of businesses deemed not to be strategic. While there is no assurance that these transactions will be consummated, the Company expects to realize material gains on these dispositions. The 1997 third quarter results included a $4.2 million gain from asset dispositions and $4.5 million of restructuring and planned integration costs. The 1997 year-to-date operating income included gains of $5.8 million on the divestiture of assets associated with non-core Instruments and Mechanical Components businesses. It also included planned costs of $6.7 million incurred mainly by the three product segments in connection with the consolidation and restructuring initiatives. The Company will continue to incur integration and restructuring costs as it moves forward with the consolidation initiative.

Instruments
-----------
Third Quarter
-------------
Instruments sales decreased $7.8 million mainly due to the effects of currency translation, large explosives-detection systems orders in 1996 that did not repeat in 1997, the divestiture of a non-core business in early 1997 and lower worldwide demand for nuclear and research instruments. These decreases were partially offset by the sales of a new medical research instrument. Income decreased $5.1 million mainly from lower sales levels, restructuring and integration costs, price reductions due to competitive pressures on conventional explosives-detection systems and startup costs related to new distribution organizations.
Nine Months
------------
Instruments sales decreased $16.2 million mainly due to the effects of currency translation, lower shipments of nuclear and research instruments caused by reduced government funding and delays in product improvement, price reductions due to continued competitive pressures on conventional explosives-detection systems and the divestiture of a non-core business. These decreases were partially offset by increased sales of medical research and diagnostic instruments, primarily a new medical research instrument, and consumables related to the placement of an increasing number of diagnostic instruments. Income decreased $9.5 million mainly from lower sales, royalty payments associated with a 1996 patent litigation settlement agreement concerning explosives-detection systems, startup costs relating to new distribution organizations and the absence in 1997 of income from the expiration of a grant liability. 1997 results reflect $2.8 million of restructuring and integration costs incurred as part of the Company's consolidation and restructuring initiatives, partially offset by a $1.6 million asset divestiture gain.

Mechanical Components
---------------------
Third Quarter
-------------
Sales grew 5% due to higher demand for aerospace products reflecting continuing strength in that market and to new products in the electromechanical business. Income increased $3.4 million due to a $4.2 million gain on the divestiture of Birtcher and income earned on higher sales. These increases were partially offset by costs associated with the consolidation and relocation of manufacturing facilities.
Nine Months
------------
Sales increased 6% primarily due to higher demand for aerospace products. Income increased $2.9 million as the divestiture gain and income earned on the higher sales were partially offset by costs associated with the consolidation and relocation of manufacturing facilities and unplanned warranty costs.

As part of its ongoing program to divest businesses deemed not to be strategic, the Company has accepted a purchase offer for its Rotron division. While consummation cannot be assured, the sale is expected to be completed in late 1997 or early 1998. The Company expects to realize a material gain upon disposition. Rotron's 1996 annual sales were approximately $64 million.

                           EG&G, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Optoelectronics
---------------
Third Quarter
-------------
Sales decreased $3.4 million, reflecting the continuing shift in demand to lower-cost competitors' automotive accelerometers and a custom camera order in 1996 that did not repeat in 1997. These decreases were partially offset by sales of a new thermopile sensor and increased sales of flash products. Operating income decreased $2 million due to restructuring and integration costs and cost overruns in an imaging business. The third quarter 1997 operating results include $2.6 million of development costs for the amorphous silicon project and for the advanced micromachined sensors technology platform. These costs approximated last year's level.
Nine Months
-----------
Sales for the nine months decreased $12.6 million due to shifts in demand to lower cost competitors' automotive accelerometers, delays in the introduction of new micromachined sensor products, contamination and start-up production problems in an imaging business, a custom camera order in 1996 that did not repeat in 1997 and the completion of a power supplies contract in 1996. The $32 million decrease in income resulted primarily from the asset impairment charge of $26.7 million. Excluding the impairment charge, operating income decreased $5.3 million as a result of lower sales, higher operating losses at IC Sensors, cost overruns in an imaging business and higher development costs for the advanced micromachined sensors technology platform and other products.
IC Sensors Asset Impairment Charge
-----------------------------------
As a result of IC Sensors' inability to achieve the improvements specified in its corrective action plan, including new product orders, improved manufacturing yields, cost reductions, and attraction and retention of critical personnel, it continued operating at a loss in the second quarter of 1997, triggering an impairment review of its long-lived assets. A revised operating plan was developed to restructure and stabilize the business. The revised projections by product line provided the basis for measurement of the asset impairment charge. Accordingly, the Company recorded an impairment charge of $26.7 million in the second quarter, for a write-down of goodwill of $13.6 million and fixed assets of $13.1 million. The after-tax effect of this charge was $22 million ($.48 loss per share). The impairment charge reduces future depreciation and amortization by approximately $3 million annually. The Company continues to evaluate performance against the revised operating plan.

Technical Services
------------------
Third  Quarter
--------------
Sales increased 8% as a result of final shipments under a contract for the development and installation of communication systems, temporarily higher lubricant testing levels and start-up of the new light-truck structural testing facility. The $2.6 million operating income increase was mainly the result of higher sales.
Nine Months
-----------
Sales increased 8% primarily from final shipments under a contract for communication systems, additional billings under a government contract, temporarily higher lubricant testing demand and start-up of the new light-truck testing facility. These increases were partially offset by decreases due to the completion of a lubricant testing contract in 1996 and lower demand for sedan testing. After a goodwill write-down of $1.5 million, operating income increased $1.7 million. Excluding the goodwill write-down, operating income increased $3.2 million primarily due to higher sales levels.

Future performance could be impacted by the NASA and Air Force consolidation of the base operations contracts at the Kennedy Space Center, Cape Canaveral Air Station and certain functions at Patrick Air Force Base in an effort to eliminate duplication and reduce costs. It is anticipated that the resultant contract would be effective October 1, 1998. The Company plans to participate in the recompetition for the new contract as part of a team with Johnson Controls, Lockheed Martin and ITT. The NASA contract contributed annual sales of $172 million in 1996.

                           EG&G, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

General Corporate Expenses
--------------------------
Expenses increased $1.8 million for the quarter and $1.1 million for the nine months due to costs associated with the repositioning of the Company.

Other
-----
Other income increased $3 million in the third quarter mainly due to a $3.4 million cost of capital reimbursement relating to a joint development program. The nine month decrease in other expense of $1.2 million was mainly due to the reimbursement partially offset by lower interest income. The 1997 tax provision for the nine months was significantly impacted by the non-deductible goodwill write-downs of IC Sensors and the Environmental Services division. Excluding the impairment charge and its related tax benefit, the effective tax rate for the third quarter and nine months was 34% in 1997.

Discontinued Operations
-----------------------
The Mound contract, the Company's remaining management and operations contract with the DOE, expired during the third quarter of 1997. The Company is in the process of negotiating contract closeouts and does not anticipate incurring any material loss.

                               Financial Condition
                               -------------------

The Company's cash and cash equivalents increased $9.3 million in the first nine months of 1997 while commercial paper borrowings increased $20 million. Net cash provided by continuing operations was $32.9 million in the first nine months of 1997 compared to $45.9 million in 1996.

Capital expenditures were $37.3 million in 1997, a decrease of $25.5 million from the same period in 1996 due to reduced spending in the Optoelectronics segment and the automotive portion of the Technical Services segment. Capital expenditures for 1997 are expected to exceed $60 million to support new product initiatives primarily in the Optoelectronics segment. In the third quarter of 1997, the Company received a $27 million payment from a development partner as part of the negotiation of a long-term contract related to a joint development program for the amorphous silicon project. The payment constitutes reimbursement for invested capital and will be amortized to income over the estimated life of the related assets. This payment was included in long-term liabilities at September 28, 1997.

During the first nine months of 1997, the Company purchased 1,332,000 shares of its common stock through periodic purchases on the open market at a cost of $28.1 million under an existing stock repurchase program. As of September 28, 1997, the Company had authorization to purchase 2.8 million additional shares under the program. Subject to operational cash flows, cash utilization alternatives and market conditions, the Company plans to continue to purchase shares under the program.

The Company has two revolving credit agreements totaling $200 million. During the first quarter of 1997, the 364-day facility was extended to March 1998, and the five-year facility was extended to March 2002. The Company did not draw down either of these credit facilities during the first nine months of 1997.

                                      Other
                                      -----

The Company utilizes software and related technologies throughout its business that will be affected by the Year 2000 problem, which is common to most corporations. The problem relates to the inability of systems containing microprocessors which process dates to function properly as the year 2000 approaches. The Company has made an assessment and developed a plan to address the effect on Enterprise Requirements Planning systems and continues to study its effect

                           EG&G, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

on internal needs, products, suppliers and customers. The Company currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. Based on current plans, the Company expects that such costs will not be material to the Company's results of operations in one or more fiscal quarters or years and will not have a material adverse impact on the liquidity or financial position of the Company.

                           Forward-Looking Information
                           ---------------------------

All statements contained herein that refer to a time after September 28, 1997, including the words will be, estimated to be, could be, expect, believe, will continue, and plan, or statements referring to goals, the future or future actions, continuing actions, trends, strategies, initiatives, challenges or opportunities, or which otherwise are not purely historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements, including the factors set forth below.

                      Factors Affecting Future Performance
                      ------------------------------------

Future performance of the Company's three product segments will be highly dependent on the technological success, market acceptance and competitive position of new program initiatives, including the amorphous silicon project and the advanced micromachined sensors technology platform. Improved operational efficiency will be required to offset increasing price pressure in most of the Company's product offerings. Other factors affecting future performance include lower sales and earnings caused by potential divestitures, lower government spending, warranty costs and the ability to operate with reducing backlogs resulting from shorter customer order cycles, to resolve pricing issues with selected customers and to attract and retain key personnel in a number of areas. The future results of the Optoelectronics segment are dependent on management's ability to restore IC Sensors to profitability, the successful introduction of new products, improvement in manufacturing yields and implementation of cost reductions, including the successful transfer of assembly activities to lower-cost geographic locations.

In the Technical Services segment, future performance will continue to be impacted by a highly competitive procurement environment, continuing changes in federal budget priorities and rapidly changing customer requirements. NASA and the Air Force are consolidating the base operations contracts at the Kennedy Space Center, Cape Canaveral Air Station and certain functions at Patrick Air Force Base in an effort to eliminate duplication and reduce costs. It is anticipated that any resultant contract would be effective October 1, 1998, and the Company plans to participate in the recompetition for the new contract as part of a team with Johnson Controls, Lockheed Martin and ITT.

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

                           EG&G, INC. AND SUBSIDIARIES

                    Item 6. Exhibits and Reports on Form 8-K
                            --------------------------------

(a)   Exhibits incorporated by reference from Part I herein

      Exhibit 27 - Financial data schedule (submitted in electronic format only)

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K on July 25, 1997, which included a copy of a press release containing the Company's financial results for the quarter ended June 29, 1997.

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



Date: November 10, 1997
      -----------------