Form 10-K
period 1997-12-28
EG&G INC
filed 1998-03-24
CIK 31791

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-K

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 28, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

                          Commission file number 1-5075
                          ------------------------------

                                   EG&G, INC.
             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                    04-2052042
----------------------------------         ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  45 WILLIAM STREET, WELLESLEY,
         MASSACHUSETTS                                      02181
----------------------------------         ------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code (781) 237-5100
                                                   --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------                -----------------------------------------
 COMMON STOCK, $1 PAR VALUE                 NEW YORK STOCK EXCHANGE, INC.

PREFERRED SHARE PURCHASE RIGHTS             NEW YORK STOCK EXCHANGE, INC.
---------------------------------     -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:    NONE
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock, $1 par value, held by nonaffiliates of the registrant on February 20, 1998, was $1,189,213,909.

As of February 20, 1998, there were outstanding, exclusive of treasury shares, 45,328,812 shares of common stock, $1 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF EG&G, INC.'S PROXY STATEMENT FOR THE 1998
ANNUAL MEETING OF STOCKHOLDERS...................PART III (Items 10, 11 and 12)

                                     PART I

ITEM 1.              BUSINESS

GENERAL BUSINESS DESCRIPTION

EG&G, Inc. was incorporated under the laws of the Commonwealth of Massachusetts in 1947. EG&G, Inc. (hereinafter referred to as "EG&G", the "Company", or the "Registrant", which includes the Company's subsidiaries) is a diversified technology company that provides optoelectronic, mechanical and electromechanical components and instruments to manufacturers and end-user customers. These customers exist in varied markets that include aerospace, automotive, transportation, environmental, industrial, medical, photography, security and other global arenas. The Company's services also extend to technical and managerial support for governmental and industrial customers. In 1997 the Company had sales of $1.5 billion from continuing operations.

The Company's continuing operations are classified into four industry segments:
Instruments, Mechanical Components, Optoelectronics and Technical Services.

RECENT DEVELOPMENTS

During 1997, the Company purchased 1.3 million shares of its common stock under a previously announced program at an aggregate cost of $28.1 million. As of December 28, 1997, the Company had authorization to purchase 2.8 million additional shares.

In February 1997, EG&G Astrophysics introduced the PakScan(TM) X-ray food inspection system that detects plastic anD foreign objects in packaged foods and then removes the contaminated package from production lines.

In April 1997, EG&G acquired exclusive worldwide rights to manufacture, market and sell a bulk cargo X-ray inspection system.

In June 1997, EG&G's high-performance X-ray screening systems were selected to provide security at the Hong Kong changeover ceremonies.

In August 1997, EG&G received a $3.2 million order from the U.S. Federal Aviation Administration for ten advanced explosive detection systems, the Z-Scan(R). The order includes an option for ten additional systems.

In August 1997, EG&G Amorphous Silicon signed an agreement with GE Medical Systems to produce a first-of-its-kind multi-purpose digital X-ray detector. EG&G has exclusive rights to manufacture the detector, which has the potential to provide quicker and more cost effective X-ray examinations for patients.

In August 1997, NASA's Marshall Space Flight Center in Huntsville, Alabama, awarded EG&G a support services contract for a period of up to five years. If all options are exercised, the contract could be worth approximately $77.8 million.

In September 1997, EG&G concluded a joint-venture agreement to manage operation of the new Daimler-Benz automotive test site, the Papenburg Proving Ground, in Emsland, Germany. The agreement is with a wholly owned Daimler-Benz subsidiary, Mercedes-Benz technology (MBtech).

In October 1997, EG&G received a $20 million order from the Dutch Airport Authority for two large-cargo security inspection systems for Schiphol Airport in Amsterdam.

In December 1997, EG&G was awarded a one-year contract with an estimated value of between $18 million and $30 million from the Defense Logistics Agency to privatize its distribution depot at Kelly Air Force Base, San Antonio.
The contract has three option years.

In December 1997, EG&G entered into an agreement to sell its Sealol Industrial Seals Division to TI Group, plc for $100 million, while simultaneously purchasing TI Group's Belfab Division for $45 million.

In December 1997, EDN Magazine selected EG&G Amorphous Silicon as a finalist in its "Innovation of the Year" competition. The EG&G division was recognized for development of amorphous silicon detector technology.

In January 1998, Gregory L. Summe, formerly President of AlliedSignal's Automotive Products Group, was appointed President and Chief Operating Officer of EG&G. Mr. Summe was subsequently elected to the Company's Board of Directors.

In January 1998, EG&G completed the sale of Rotron, a manufacturer of fans, blowers and motors, to AMETEK, Inc., for approximately $103 million.

INDUSTRY SEGMENTS

Set forth below is a brief summary of each of the Company's four industry segments together with a description of certain of the more significant or recently introduced products, services or operations.

INSTRUMENTS

The Company develops and manufactures instruments and systems for applications in: medical and clinical diagnostics; biochemical, medical and life science research; environmental monitoring; airport and industrial security; and food inspection. The Company's instruments provide a wide range of measurement capabilities and options through the use of high-speed signal processing, image enhancement and a broad utilization of detector technologies, including products that feature the accurate generation, detection and measurement of various segments of the electromagnetic spectrum. The Company offers products in this segment under trade names which include Astrophysics, Berthold, ORTEC and Wallac. In 1997, this segment represented 21% of the Company's total sales from continuing operations and 29% of the Company's operating income from continuing operations before an impairment charge and general corporate expenses.

High-performance bioanalytic and diagnostic instruments manufactured by the Company are used in hospitals, clinics and pharmaceutical and medical research facilities. These instruments employ time-resolved fluorescence and chemiluminescence technologies, as well as radioisotopes, to analyze samples. The advantage of fluorescence and luminescense is that they do not involve the use of radioactive material, so that concerns about sample transport and waste disposal are minimized. Among other things, these instruments are used to screen blood for thyroid dysfunction, fertility-related disorders, fetal defects and diseases in newborns, and to detect relapse in patients who have been treated for cancer. The Company manufactures AutoDelfia(TM), an automated immunoassay fluorescence diagnostiC system. The Company also sells reagents for use in connection with certain of these instruments.

Through its Instruments segment, the Company also produces security screening systems that employ X-ray technology in conjunction with image-enhancing techniques for non-intrusive inspection of baggage and packages at airport portals, baggage processing areas, mail rooms, courthouses, schools and buildings. New security screening products introduced by the Company include the Z-Scan(R) and a portable, large-cargo X-ray screening system. The Z-Scan, which can process up to 1,800 bags per hour, uses color images, X-rays and proprietary software to detect explosives, narcotics or contraband in packages and luggage. The United Kingdom's Department of Transportation has certified the Z-Scan for detection of drugs and contraband in checked cargo. The large-cargo X-ray screening system allows non-intrusive inspection of boxes, crates and containers. It supports the search for contraband, weapons and explosives at border crossings, ports of entry, warehouses and airports.

Instruments produced by the Company also include process inspection systems that combine X-ray technology from the Company's Instruments segment and optical components from the Company's Optoelectronics segment. As an example, EG&G's PakScan(TM) is used in food processing and packaging plants to monitor, detect and remove foreigN objects from raw and processed food at various stages of production. Such systems are also used to check intravenous-medicine bags and automobile oil filters for leaks, to measure the fat content of meat and to detect and separate non-biodegradable PVCs from recyclable plastics.

Based on its expertise in nuclear measurements, the Company produces instruments to detect, characterize and measure radiation, including a complete line of radiation-protection measuring systems for laboratories, nuclear facilities and environmental monitoring stations.

MECHANICAL COMPONENTS

Through its Mechanical Components segment, the Company produces advanced seals and bellows products, valves, nozzles, metal ducting and precision aerospace components. The Company offers these products under trade names which include Pressure Science, Sealol, Wright Components, KT Aerofab and Missouri Metals. In 1997, this segment represented 20% of the Company's total sales from continuing operations and 31% of the Company's operating income from continuing operations before an impairment charge and general corporate expenses.

The Company also produces as part of its Mechanical Components segment mechanical sealing components and systems that use welded metal bellows devices pioneered by the Company for the process industries. Industries served include pharmaceuticals, food processing, power generation and semi-conductor chip manufacturing. The Company expects that the market for the Company's advanced zero-leakage gas seals will grow as a result of environmental legislation, which requires manufacturers to significantly reduce emissions.

For aerospace applications, the Company produces valves, advanced sealing components, aircraft exhaust components and ducting.

OPTOELECTRONICS

Through its Optoelectronics segment, the Company offers a broad variety of components that emit and detect light in the spectrum from ultraviolet through visible to the far infrared. These components range from simple photocells to sophisticated imaging systems, light sources that include various types of flashtubes and laser diodes, and complex devices for weapons' trigger systems. Applications include light sensors used in automotive and commercial electronics, sensors used in smoke detectors and medical imaging systems, and sophisticated arrays for communications and remote sensing of the earth. The Company expects to make significant research and development and capital expenditures in this segment over the next several years. This segment offers products under trade names which include Electro-Optics, Heimann Optoelectronics, IC Sensors, Reticon, Judson and Vactec. In 1997, this segment represented 18% of the Company's total sales from continuing operations and 8% of the Company's operating income from continuing operations before an impairment charge and general corporate expenses.

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

The Company is developing amorphous silicon detectors for imaging systems for medical and industrial applications. These X-ray systems incorporate amorphous silicon, which replaces film in X-ray systems and translates the rays into digital pulses that can then be used to immediately produce the image on a cathode ray tube. In 1997, G.E. Medical Systems and the Company signed an agreement which provides the Company with exclusive rights to manufacture this amorphous silicon detector.

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

TECHNICAL SERVICES

Through its Technical Services segment, the Company supplies engineering, scientific, environmental, management and technical support services to a broad range of governmental and industrial customers. These services include: analysis and testing services for the automotive industry; base operations for the National Aeronautics and Space Administration ("NASA") at the Kennedy Space Center ("KSC"); chemical weapons disposal and technical and support services for the U.S. Department of Defense ("DoD"); seized-property administration for the U.S. Customs Service; technical support in a joint venture for the National Science Foundation in Antarctica; consulting services in transportation; physical security services for government agencies; and a support services contract at NASA's Marshall Space Flight Center. The Company has offered services in this segment under trade names which include Automotive Research and Structural Kinematics, as well as Dynatrend and Washington Analytical Services Center. Many of these services are now provided through EG&G Services. In 1997, this segment represented 41% of the Company's total sales from continuing operations and 32% of the Company's operating income from continuing operations before an impairment charge and general corporate expenses.

For the automobile, chemical additive and petroleum industries, the Company provides automobile durability, performance and emissions testing, and tests fuels, lubricants and chemical additives. The Company performs automobile durability and performance testing for all major U.S. and a number of foreign automobile manufacturers. In 1997, EG&G began providing operational services to the new Daimler-Benz test track in Elmsland, Germany.

As base operations contractor for the KSC, the Company provides institutional, technical and maintenance support services. In particular, the Company manages KSC's 600 buildings, structures and facilities; tests new astronaut rescue procedures and escape systems; fields a force of 200 uniformed security personnel and a SWAT team; provides fire protection and medical services; handles all propellant substances; and manages the shuttle landing facility. The Company has been the base operations contractor at KSC since 1983 and is currently working pursuant to a contract that will expire on September 30, 1998. NASA and the Air Force are consolidating and recompeting the base operations contracts at the KSC, Cape Canaveral Air Station and certain functions at Patrick Air Force Base in an effort to eliminate duplication and reduce costs. It is anticipated that the resulting contract would be effective October 1, 1998. The Company is participating in the recompetition for the new contract as part of a joint venture with Johnson Controls.

The Company's contracts with the DoD fall into two general categories: (i) traditional defense activities, and (ii) decommissioning. The Company's traditional defense activities focus on such strategic areas as research and engineering analyses in support of DoD advanced development programs. An example of a decommissioning project is the operation of the U.S. Army's facility for the disposal of lethal chemical agents and munitions in Tooele, Utah.

The Company was recently awarded a contract from the Greater Kelly Development Corporation to assist in the implementation of a redevelopment plan for Kelly Air Force Base in San Antonio, Texas. The contract is for three years with two three-year renewal options at the discretion of the customer for additional implementation activities.

The Company also provides engineering and management services in a variety of fields, including transportation, physical security and property management for several government agencies. Government clients include the U.S. Departments of Transportation, State and Treasury, the U.S. Customs Service and the Environmental Protection Agency.

DISCONTINUED OPERATIONS

The Company has provided services under management and operations contracts to the U.S. Department of Energy ("DOE") and reports its former DOE Support segment as discontinued operations. Three of these DOE contracts expired in 1995. The Rocky Flats contract for the management and operation of the Rocky Flats Environmental Technology Center near Golden, Colorado terminated in June 1995. The Reynolds Electrical and Engineering Co. contract for support and maintenance services for the underground nuclear weapons test program and its design laboratories at the Nevada Test Site expired on December 31, 1995. The Energy Measurements contract to provide scientific and engineering services also relating to the Nevada Test Site expired on December 31, 1995.

The EG&G Mound Applied Technologies, Inc. contract, the Company's last DOE management and operations contract, expired on September 30, 1997. Under this contract, the Company provided all support services at the DOE's Miamisburg, Ohio facility and was responsible for the assembly and testing of radioisotopic thermionic generators for space and special terrestrial power missions. The Company also was responsible for the transfer to other DOE facilities of technology relating to the Mound facility's former mission involving the manufacturing of components for nuclear weapons.

The Company is in the process of negotiating contract closeouts and does not anticipate incurring any material loss in connection with such contracts in excess of previously established reserves.

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

PATENTS AND TRADEMARKS

While the Company's patents, trademarks and licenses in the aggregate are important to its business, the Company does not believe that the loss of any one patent, trademark or license or group of related patents, trademarks or licenses would have a materially adverse effect on the overall business of the Company or on any of its industry segments. EG&G(R), as well as certain product names, are registered trademarks of the Company.

BACKLOG

The approximate dollar value of unfilled orders of continuing operations by industry segment as of December 28, 1997 and December 29, 1996 is set forth in the table below.

(In Thousands)               DECEMBER 28, 1997           DECEMBER 29, 1996
                             -----------------           -----------------


Instruments                           $ 57,722                    $ 45,883
Mechanical Components                  129,078                     105,762
Optoelectronics                        126,752                     112,759
Technical Services                     225,243                     285,170
                                      --------                    --------
CONTINUING OPERATIONS                 $538,795                    $549,574
                                      ========                    ========

At December 28, 1997, 41% of the backlog represented orders received from U.S. government agencies, primarily the DoD and NASA. The Company estimates that over 89% of its backlog as of December 28, 1997 will be billed during 1998. The Mechanical Components segment includes backlog related to the Company's Rotron division, which was sold in January 1998. Rotron's backlog was approximately $33 million as of December 28, 1997 and $23 million as of December 29, 1996.

The order backlog for each segment relates differently to future sales based on different business characteristics, primarily order and delivery lead times, customer demand requirements and government funding. While the Company has not generally experienced material cancellations of orders, orders may be cancelled by customers without financial penalty, and backlog does not necessarily represent actual future shipments.

The Company's last DOE management and operations contract, which is reported as discontinued operations, expired on September 30, 1997.

GOVERNMENT CONTRACTS

In accordance with government regulations, all of the Company's government contracts are subject to termination for the convenience of the government. Costs incurred under cost-reimbursable contracts are subject to audit by the government. The results of prior audits, which have been completed through 1993, have not had a material effect on the Company.

CONTINUING OPERATIONS: Sales to U.S. government agencies, which were predominantly to the DoD and NASA, were $537 million, $527 million and $537 million in 1997, 1996, and 1995, respectively. The Company's base operations contract with NASA at the KSC contributed sales of $168 million in 1997 and $172 million in 1996 and 1995 and was extended by NASA through September 30, 1998. NASA and the Air Force are consolidating and recompeting the base operations contracts at the KSC, Cape Canaveral Air Station and certain functions at Patrick Air Force Base in an effort to eliminate duplication and reduce costs. It is anticipated that the resulting contract would be effective October 1, 1998. The Company is participating in the recompetition for the new contract as part of a joint venture with Johnson Controls.

DISCONTINUED OPERATIONS: The EG&G Rocky Flats, Inc. contract terminated in June 1995. The Reynolds Electrical and Engineering Co., Inc. and the EG&G Energy Measurements, Inc. contracts expired on December 31, 1995. The EG&G Mound Applied Technologies, Inc. contract expired on September 30, 1997. The Mound cost-plus-award-fee contract contributed $80 million of sales to discontinued operations in 1997. The Company is in the process of negotiating contract closeouts and does not anticipate incurring any material loss in connection with such contracts in excess of previously established reserves.

COMPETITION

Because of the wide range of its products and services, the Company faces many different types of competition and competitors. Competitors range from large foreign and domestic organizations that produce a comprehensive array of goods and services, to small concerns producing a few goods or services for specialized market segments.

In the Instruments segment, the Company competes with instrument companies, some large, most small, that serve narrow segments of markets in X-ray and magnetic security systems, nuclear, industrial, and diagnostic instrumentation. The Company competes in these markets primarily on the basis of product performance, product reliability, service and price. Consolidation of competitors through acquisitions and mergers and the Company's increasing activity in selected diagnostics and industrial markets are expected to increase the proportion of large competitors in this segment.

In the Mechanical Components segment, the Company is a leading supplier of selected precision aircraft exhaust components, and various types of seals for high-technology applications. Competition in these areas typically is from small specialized manufacturing companies.

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

Within the Mechanical Components, Optoelectronics and Instruments segments, competition for governmental purchases is subject to mandated procurement procedures and competitive bidding practices. In these segments, the Company competes primarily on the basis of product performance, quality, service and price. In much of the Optoelectronics and Instruments segments and in the aircraft and marine mechanical seal markets included in the Mechanical Components segment, advancing technology and research and development are also important competitive factors.

RESEARCH AND DEVELOPMENT

During 1997, 1996 and 1995, Company-sponsored research and development expenditures were approximately $44.9 million, $42.8 million and $42.4 million, respectively.

ENVIRONMENTAL COMPLIANCE

The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. As of December 28, 1997, the Company had an accrual of $5.7 million to reflect its estimated liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may be incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

EMPLOYEES

As of March 1, 1998, the Company employed approximately 14,000 persons. Certain of the Company's subsidiaries are parties to contracts with labor unions. The Company considers its relations with employees to be satisfactory.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

SALES AND OPERATING INCOME FROM
CONTINUING OPERATIONS BY INDUSTRY SEGMENT
For the Five Years Ended December 28, 1997


(In thousands)                         1997           1996           1995            1994           1993
----------------------------------------------------------------------------------------------------------

INSTRUMENTS
Sales                            $   306,580    $   321,704     $   293,575    $   273,088      $   237,223
Operating Income (Loss)               34,983         36,400          17,142        (49,580)(2)       10,413

MECHANICAL COMPONENTS
Sales                            $   292,727    $   276,389     $   249,255    $   232,500      $   244,878
Operating Income                      36,866         29,203          27,241         18,766 (2)       24,408

OPTOELECTRONICS
Sales                            $   261,291    $   269,530     $   259,357    $   213,380      $   201,274
Operating Income (Loss)              (17,169)(1)     12,249          19,328          8,674 (2)       11,474

TECHNICAL SERVICES
Sales                            $   600,207    $   559,629     $   617,391    $   613,588      $   636,041
Operating Income                      36,587 (1)     34,169          48,155         46,075 (2)       68,762

GENERAL CORPORATE EXPENSES       $   (31,669)   $   (24,391)    $   (29,193)   $   (34,882)(2)  $   (27,573)

CONTINUING OPERATIONS
Sales                            $ 1,460,805    $ 1,427,252     $ 1,419,578    $ 1,332,556      $ 1,319,416
Operating Income (Loss)               59,598 (1)     87,630          82,673        (10,947)(2)       87,484


1 The operating income from continuing operations for 1997 included a $28.2 million non-cash asset impairment charge. The impact of this charge was $26.7 million on the Optoelectronics segment and $1.5 million on the Technical Services segment.

2 The operating income (loss) from continuing operations for 1994 included a goodwill write-down of $40.3 million and restructuring charges of $30.4 million. The impact of these nonrecurring charges on each segment was as follows:
Instruments-$55.7 million, Mechanical Components-$2.7 million,
Optoelectronics-$9.7 million, Technical Services-$1.6 million and General Corporate Expenses-$1 million.

Additional information relating to the Company's operations in the various industry segments is as follows:

                                          Depreciation and                              Capital
                                        Amortization Expense                          Expenditures
                                 ----------------------------------------------------------------------------
    (In thousands)                 1997          1996          1995          1997          1996          1995
     --------------------------------------------------------------------------------------------------------

    Instruments                 $ 9,170       $10,976       $11,887       $ 6,362       $ 4,550       $ 4,639
    Mechanical Components         5,781         5,729         5,585        13,842        10,367         6,978
    Optoelectronics              19,528        14,880        13,220        21,312        47,327        35,925
    Technical Services            9,174         8,193         7,698         5,924        16,714        12,047
    Corporate                       959         1,158         1,036         1,289         1,532         2,250
                                -------       -------       -------       -------       -------       -------
                                $44,612       $40,936       $39,426       $48,729       $80,490       $61,839
                                =======       =======       =======       =======       =======       =======


                                         Identifiable Assets
                                         -------------------
    (In thousands)                  1997           1996           1995
    ------------------------------------------------------------------

    Instruments                 $194,037       $205,506       $215,094
    Mechanical Components        121,492        112,034         97,672
    Optoelectronics              205,489        229,768        194,015
    Technical Services           124,975        118,513        115,623
    Corporate and Other          186,110        157,079        181,511
                                --------       --------       --------
                                $832,103       $822,900       $803,915
                                ========       ========       ========

Corporate assets consist primarily of cash and cash equivalents, prepaid pension and prepaid taxes.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Information relating to geographic areas is as follows:


                                                                                Operating Income
                                      Sales                               From Continuing Operations
                   ---------------------------------------------------------------------------------------
(In thousands)           1997           1996           1995           1997            1996            1995
----------------------------------------------------------------------------------------------------------

U.S.               $1,106,134     $1,066,561     $1,065,424        $50,144         $68,108         $82,256
Germany                79,202         80,465         87,690          1,438           5,154           4,508
Other Non-U.S         275,469        280,226        266,464         39,685          38,759          25,102
Corporate                  --             --             --        (31,669)        (24,391)        (29,193)
                   ----------     ----------     ----------        -------         -------         -------
                   $1,460,805     $1,427,252     $1,419,578        $59,598         $87,630         $82,673
                   ==========     ==========     ==========        =======         =======         =======


                           Identifiable Assets
                   ----------------------------------
(In thousands)         1997         1996         1995
-----------------------------------------------------
U.S.               $380,447     $385,012     $352,255
Germany              78,187       84,995       87,986
Other Non-U.S       187,359      195,814      182,163
Corporate
   and Other        186,110      157,079      181,511
                   --------     --------     --------
                   $832,103     $822,900     $803,915
                   ========     ========     ========

Transfers between geographic areas were not material.

ITEM 2. PROPERTIES

As of March 1, 1998, the Company occupied approximately 3,789,700 square feet of building area, of which approximately 1,488,000 square feet is owned. The balance is leased. The Company's headquarters occupies 53,350 square feet of leased space in Wellesley, Massachusetts. The Company's other operations are conducted in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 28 states, Washington, D.C., Puerto Rico and 26 foreign countries.

Non-U.S. facilities account for approximately 1,170,800 square feet of owned and leased property, or approximately 31% of the Company's total occupied space.

The Company's leases on property are both short-term and long-term. In management's opinion, the Company's properties are well-maintained and are adequate for its present requirements.

Except for operations based on government facilities, substantially all of the machinery and equipment used by the Company is owned by the Company and the balance is leased or furnished by contractors or customers.

The following table indicates the approximate square footage of real property owned and leased attributable to each of the Company's industry segments.


                              Owned        Leased         Total
                         (Sq. Feet)    (Sq. Feet)    (Sq. Feet)
                         ----------    ----------    ----------

Instruments                 481,200       302,800       784,000
Mechanical Components       502,800       381,000       883,800
Optoelectronics             336,000       582,600       918,600
Technical Services          163,400       975,000     1,138,400
Corporate Offices             4,600        60,300        64,900
                          ---------     ---------     ---------
CONTINUING OPERATIONS     1,488,000     2,301,700     3,789,700
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

The Company has received notices from the Internal Revenue Service (IRS) asserting deficiencies in federal corporate income taxes for the Company's 1985 to 1993 tax years. The total additional tax proposed by the IRS amounts to $66 million plus interest. The Company has filed petitions in the United States Tax Court to challenge most of the deficiencies asserted by the IRS. The Company believes that it has meritorious legal defenses to those deficiencies and believes that the ultimate outcome of the case will not result in a material impact on the Company's consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS

Listed below are the executive officers of the Company as of March 23, 1998. No family relationship exists between any of the officers.

--------------------------------------------------------------------------------
    Name                         Position                                  Age
--------------------------------------------------------------------------------

    John M. Kucharski            Chairman of the Board                     62
                                 and Chief Executive Officer

    Gregory L. Summe             President and Chief Operating Officer     41

    John F. Alexander, II        Senior Vice President                     41
                                 and Chief Financial Officer

    Murray Gross                 Senior Vice President,                    61
                                 General Counsel and Clerk

    Angelo D. Castellana         Senior Vice President                     56

    Dr. Amitava Datta            Vice President and Chief
                                 Technology Officer                        52

    Deborah S. Lorenz            Vice President                            48

    Donald H. Peters             Vice President                            57

    Theodore P. Theodores        Vice President                            62

    Daniel T. Heaney             Treasurer                                 44

    William J. Ribaudo           Controller                                38

Mr. Kucharski joined the Company in 1972. He was elected a Vice President in 1979, a Senior Vice President in 1982 and Executive Vice President in 1985. In 1986 he was elected President and Chief Operating Officer, in 1987 Chief Executive Officer and was elected Chairman of the Board of Directors in 1988.

Mr. Summe joined the Company in 1998 as President and Chief Operating Officer. Until late 1997, he was President of AlliedSignal's Automotive Products Group. Prior to being appointed President of AlliedSignal's Automotive Products Group in 1997, Mr. Summe served as President of Aerospace Engines from 1995 to 1997 and as President of General Aviation Avionics from 1993 to 1995. He was previously general manager of commercial motors at General Electric from 1992 to 1993.

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

Mr. Castellana joined the Company in 1965. He was elected a Vice President in 1991, a Senior Vice President in 1997, and serves as a principal executive in the Office of the Chief Operating Officer.

Dr. Datta joined the Company in 1985 as Director of R&D for the Mechanical Components Group and was elected Vice President of EG&G Sealol, Inc. in 1989. For the last five years he has managed internal development efforts for the Company. He was elected Vice President and Chief Technology Officer of the Company in 1997.

Ms. Lorenz joined the Company in 1990. She was elected a Vice President in 1992 and is responsible for Investor Relations and Corporate Communications.

Dr. Peters joined the Company in 1968. He was elected a Vice President in 1987 and is responsible for Planning.

Mr. Theodores joined the Company in 1986. He was Director of Corporate New Business Development from 1992 until being elected a Vice President in 1996 and is responsible for Business Development.

Mr. Heaney joined the Company in 1980, serving as Manager of Financial Analysis, Controller of the Technical Services segment from 1989 to 1994 and Director of Economic Value Added Implementation in 1994-5. He was elected Treasurer in 1995.

Mr. Ribaudo joined the Company in 1996 as Controller. He had been associated with Arthur Andersen LLP since 1982, and was elected a partner of that firm in 1994.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK


                                  1996 Quarters
                                  -------------
                     First      Second       Third      Fourth
                    ------      ------      ------      ------

High                $25.13      $23.50      $21.38      $21.13
Low                  20.38       19.88       16.88       16.25


                                  1997 Quarters
                                  -------------
                     First      Second       Third      Fourth
                    ------      ------      ------      ------

High                $24.63      $21.13      $22.63      $23.00
Low                  19.63       18.13       18.75       18.00



DIVIDENDS

                                  1996 Quarters
                                  -------------
                     First      Second       Third      Fourth
                     -----      ------       -----      ------

Cash Dividends
  Per Common Share   $ .14       $ .14       $ .14       $ .14



                                  1997 Quarters
                                  -------------
                     First      Second       Third      Fourth
                     -----      ------       -----      ------

Cash Dividends
  Per Common Share   $ .14       $ .14       $ .14       $ .14


The Company's common stock is listed and traded on the New York Stock Exchange. The number of holders of record of the Company's common stock as of February 20, 1998, was approximately 10,300.

In October 1997, the Board of Directors of the Company declared a regular quarterly cash dividend of fourteen cents per share of common stock. The quarterly cash dividend was paid on February 6, 1998, to stockholders of record at the close of business on January 16, 1998.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION
For the Five Years Ended December 28, 1997

(In thousands where applicable)                         1997             1996             1995             1994              1993
----------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Sales                                            $ 1,460,805      $ 1,427,252      $ 1,419,578      $ 1,332,556      $ 1,319,416
Operating income (loss) from
  continuing operations                               59,598 (1)       87,630           82,673          (10,947)(3)       87,484
Income (loss) from continuing operations              30,645 (1)       54,480           54,304          (32,107)          54,622
Income from discontinued operations,
  net of income taxes                                  3,047            5,676           13,736           26,452           24,949
Income (loss) before cumulative effect of
  accounting changes                                  33,692 (1)       60,156           68,040           (5,655)          79,571
Net income (loss)                                     33,692 (1)       60,156           68,040           (5,655)          59,071(5)
Basic and diluted earnings (loss) per share:
Continuing operations                                    .67 (1)         1.15             1.05             (.58)             .97
Discontinued operations                                  .07              .12              .27              .48              .44
Income (loss) before cumulative effect of
  accounting changes                                     .74 (1)         1.27             1.32             (.10)            1.41
Net income (loss)                                        .74 (1)         1.27             1.32             (.10)           1.05(5)
Return on equity                                        9.7% (2)         16.4%            16.8%            (1.2)% (4)       12.4%(6)
Weighted-average common shares
  outstanding:
Basic                                                 45,757           47,298           51,483           55,271           56,504
Diluted                                               45,898           47,472           51,573           55,324           56,625

FINANCIAL POSITION:

Working capital                                  $   202,571      $   194,915      $   218,235      $   199,656       $  227,935
Current ratio                                         1.71:1           1.75:1           1.87:1           1.71:1           1.98:1
Total assets                                         832,103          822,900          803,915          793,129          764,887
Short-term debt                                       46,167           21,499            5,275           59,988           43,589
Long-term debt                                       114,863          115,104          115,222              812            1,450
Long-term liabilities                                103,237           82,894           71,296           65,129           52,727
Stockholders' equity                                 328,388          365,106          366,946          445,366          477,534
-Per share                                              7.24             7.88             7.71             8.08             8.51
Total debt/total capital                                  33%              27%              25%              12%               9%
Common shares outstanding                             45,333           46,309           47,610           55,124           56,131

OTHER DATA:

Cash flows from continuing operations            $    32,142      $    73,238      $   123,831      $    70,341       $   76,217
Cash flows from discontinued operations                2,696            6,920           26,334           25,542           35,920
Cash flows from operating activities                  34,838           80,158          150,165           95,883          112,137
Depreciation and amortization                         44,612           40,936           39,426           36,790           37,842
Capital expenditures                                  48,729           80,490           61,839           37,277           27,860
Reimbursement of invested capital                     27,000               --               --               --               --
Proceeds from dispositions                            24,287            1,744           15,238            2,872            9,503
Purchases of common stock                             28,104           30,670          135,079           19,139           45,019
Cash dividends per common share                          .56              .56              .56              .56              .52


(1) Included an asset impairment charge of $28.2 million, $23.5 million after-tax ($.51 earnings per share).
(2) Return on equity before effect of asset impairment charge was 16.0%.
(3) Included a goodwill write-down of $40.3 million and restructuring charges of $30.4 million.
(4) Return on equity before effect of goodwill write-down and restructuring charges was 11.8%.
(5) Included one-time after-tax charges of $20.5 million, or $.36 per share, due to adoption of SFAS Nos. 106 and 109.
(6) Return on equity before cumulative effect of accounting changes was 16.4%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

In 1997, the transformation of the Company continued. Progress was made in a number of growth areas and new products were introduced. The Company continued the realignment of its operating organization to continue to position the Company for sustained long-term growth. The overall goal of the effort is to provide greater focus on the end-use customer by consolidating divisions around common technology, manufacturing processes and markets. As part of this program, since November 1996 all division managers report directly to corporate, eliminating a management layer. The Company is entering 1998 with fifteen operating divisions compared to forty operating divisions in 1994. The realignment includes the divestiture of businesses serving markets that do not meet our growth criteria or strategic direction. The resulting gains from these divestitures in 1997 allowed the Company to fund improvements and accelerate investments in its remaining divisions, which included planned costs in connection with the consolidation and restructuring initiatives. In 1998, the Company will use the proceeds from two divestitures to: accelerate some consolidation programs; invest in acquisitions in strategic growth areas and replace the revenue lost through divestitures; invest in information technology; and continue the stock purchase program. The withdrawal from the Department of Energy (DOE) Support business was finalized during 1997 as the last contract expired. During 1997, the Company formed an exclusive partnership with GE Medical Systems to manufacture a first-of-its-kind filmless multipurpose digital X-ray detector for high-end medical applications. New medical products were introduced in 1997, and automotive testing services were expanded.

1997 COMPARED TO 1996

Sales from continuing operations increased 2% in 1997 compared to 1996. Excluding the effects of currency translation and completed 1997 divestitures, sales increased 5%. Operating income from continuing operations was $59.6 million in 1997 and included a $28.2 million non-cash asset impairment charge, primarily associated with the IC Sensors business. The after-tax effect of this charge was $23.5 million ($.51 loss per share). Excluding the asset impairment charge, operating income in 1997 was $87.8 million, approximately equal to the prior year. The 1997 operating income included gains of $10.6 million from the divestitures of businesses in the Instruments and Mechanical Components segments. These gains were offset by planned costs of $8.2 million incurred in connection with the consolidation and restructuring initiatives and a charge of $2.8 million resulting from a cash deficit in an employee benefit plan. The gains and costs were included in selling, general and administrative expenses. Research and development expenses were $44.9 million in 1997, an increase of $2.1 million over the 1996 level.

1996 COMPARED TO 1995

Sales from continuing operations increased 1% in 1996 compared to 1995, reflecting a growth in product sales of 8% and a decrease in Technical Services sales. Operating income from continuing operations increased 6% in 1996 compared to 1995. The improvement reflected the impact of higher sales in the Instruments and Mechanical Components segments and lower costs resulting from the Company's 1994 restructuring plan. Partially offsetting these increases in operating income were decreases in Optoelectronics caused by significant operational problems resulting in a loss in the micromachined sensors business and decreases in Technical Services caused by lower automotive testing services and the completion of two contracts in 1995. Cost savings under the 1994 restructuring plan totaled $26 million in 1996, which represents an $11 million increase over the savings achieved in 1995. Capital expenditures increased 30% in 1996 to $80 million, and outlays for research and development were $43 million. The Company's program to reduce working capital and to dispose of nonstrategic assets continued in 1996 with cumulative reductions of over $85 million since its inception in 1994. Key measures of effectiveness of working capital management, Days Sales Outstanding and Inventory Turns, improved by 2% and 9%, respectively, in 1996.

RESULTS OF OPERATIONS

The discussion that follows is a summary analysis of the major changes by industry segment.

INSTRUMENTS

1997 COMPARED TO 1996

Instruments sales decreased $15.1 million. Excluding the effects of the stronger U.S. dollar on non-U.S. dollar denominated sales ($13.7 million currency translation) and the divestiture of two businesses ($11.1 million), sales increased $9.7 million. The increase was mainly due to sales of a new medical research instrument and consumables related to the placement of an increasing number of diagnostic instruments. These increases were partially offset by decreases caused by reduced European government funding in the research area and delays in product improvements. Operating income decreased $1.4 million. The Instruments results included gains of $6.3 million on the divestiture of two businesses and a $3.4 million net reduction in patent infringement costs. These increases were partially offset by restructuring and integration costs of $2.9 million, the absence of income ($1.1 million) from the expiration of a grant liability in 1996 and loss of divested businesses' income of $1.8 million. Excluding these items, Instruments income decreased $5.4 million as a result of start-up costs and difficulties resulting from geographic expansion of medical distribution organizations, price reductions due to continued competitive pressure on conventional explosives-detection systems and lower sales experienced by some businesses. These decreases were partially offset by the income earned on the higher sales of medical research instruments and consumables. The Berthold business, while profitable, performed below expectations and its progress is being reviewed.

1996 COMPARED TO 1995

The $28.1 million sales increase resulted mainly from higher demand for explosives-detection systems, primarily from U.S. government facilities, and from diagnostic and medical research products. These increases were partially offset by decreases totaling $12 million, which resulted from the effect of changes in foreign exchange rates and the divestiture of two product lines in 1995. Operating income was 11.3% of sales in 1996 compared to 5.8% in 1995. Operating income increased $19.3 million, primarily from improved margins on higher sales. Also contributing, to a lesser extent, were manufacturing and engineering process improvements, lower costs resulting from the restructuring plan, lower inventory provisions due to improved inventory management, the favorable impact of changes in foreign exchange rates, income from the expiration of a grant liability and a 1995 provision for additional cost reductions. A $4.2 million provision for a 1996 patent infringement settlement and increased management incentive accruals partially offset these increases. As a part of the settlement, the Company entered into a royalty agreement covering future sales.

MECHANICAL COMPONENTS

1997 COMPARED TO 1996

Sales increased $16.3 million (6%) due to higher demand for aerospace products, reflecting continued strength in that market, new products and higher demand for electromechanical products. These increases were partially offset by lower sales resulting from the divestiture of a business. Income increased $7.7 million as the result of the gain of $4.3 million on the divestiture, income on higher sales and improved contract margin. These increases were partially offset by costs associated with the consolidation and relocation of manufacturing facilities and warranty costs. The ducting business, while profitable, continued to perform below expectations.

As part of its strategy to focus resources upon larger business units better positioned to take advantage of growing demand, the Company sold its Rotron division in January 1998 for $103 million. Rotron's 1997 sales were $70 million and its operating income was $11.9 million ($.16 earnings per share). In December of 1997, the Company entered into an agreement to sell its Sealol Industrial Seals division to TI Group, plc. for $100 million, while simultaneously purchasing TI Group's Belfab division for $45 million. Belfab's 1997 sales were $30 million. Subject to regulatory and other approvals, these transactions are expected to close in the first half of 1998. Sealol Industrial Seals division's 1997 sales were $88 million and its operating income was $11.4 million ($.21 earnings per share). The Company expects to realize after-tax gains of approximately $90 million from these divestitures.

1996 COMPARED TO 1995

Higher demand for aerospace, electromechanical and industrial process sealing products resulted in 11% sales growth. The 7% increase in operating income resulted from the margin on higher sales and lower costs from the restructuring plan, partially offset by provisions for projected excess contract costs and warranty repairs.

OPTOELECTRONICS

1997 COMPARED TO 1996

Sales decreased $8.2 million due to loss of market share to a competitor's lower cost automotive accelerometers, the effects of currency translation and the completion of contracts in 1996 in the camera and power supplies businesses. These decreases were partially offset by the sales resulting from the introduction of new thermopile products. The $29.4 million decrease in income resulted primarily from the non-cash asset impairment charge of $26.7 million. Excluding the impairment charge, operating income decreased $2.7 million as a result of lower sales, higher operating losses at IC Sensors and higher development costs for the advanced micromachined sensors technology. Products incorporating the advanced micromachined sensors technology have been delivered to key customers for evaluation. Market acceptance and technical feasibility are expected to be determined in the first quarter of 1998. The 1997 cost of the development effort for the amorphous silicon project continued at the $4.5 million level, while the development effort for the advanced micromachined sensor technology cost $5.3 million.

IC SENSORS ASSET IMPAIRMENT CHARGE

As a result of IC Sensors' inability to achieve the improvements specified in its corrective action plan including new product orders, improved manufacturing yields, cost reductions and attraction and retention of critical personnel, it continued operating at a loss in the second quarter of 1997, triggering an impairment review of its long-lived assets. A revised operating plan was developed to restructure and stabilize the business. The revised projections by product line provided the basis for measurement of the asset impairment charge. Accordingly, the Company recorded an impairment charge of $26.7 million in the second quarter for a write-down of goodwill of $13.6 million and fixed assets of $13.1 million. The after-tax effect of this charge was $22 million ($.48 loss per share). The impairment charge reduces future depreciation and amortization by approximately $3 million annually. For 1997, IC Sensors lost $7.5 million, excluding the asset impairment charge. IC Sensors' performance in the second half of 1997 was consistent with its revised operating plan. The Company continues to evaluate performance against the revised operating plan and will continue to monitor the realizability of the remaining assets if the operation fails to meet this plan.

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

TECHNICAL  SERVICES

1997 COMPARED TO 1996

Sales increased $40.6 million (7%), primarily reflecting final shipments under a contract for the development and installation of communication systems ($20 million), higher automotive testing sales ($10.9 million) due primarily to the start-up of the new light-truck structural testing facility, and higher billings under government contracts. After a goodwill write-down of $1.5 million related to the environmental services business, operating income increased $2.4 million. Excluding the goodwill write-down, operating income increased $3.9 million primarily due to higher sales levels.

Future performance could be affected by the NASA and Air Force decision to consolidate and recompete the base operations contracts at the Kennedy Space Center, Cape Canaveral Air Station and certain functions at Patrick Air Force Base in an effort to eliminate duplication and reduce costs. It is anticipated that the resultant contract would be effective October 1, 1998. The Company is participating in the recompetition for the new contract as part of a joint venture with Johnson Controls. The NASA contract at the Kennedy Space Center contributed sales of $168 million in 1997.

1996 COMPARED TO 1995

The $57.8 million sales reduction was mainly the result of the absence in 1996 of the billings under two large contracts. Also contributing to the reduction was a decrease in sales of the automotive operations, primarily due to continuing lower demand for stationary testing services caused by customers' budget constraints and mature testing specifications, and completion of a lubricant testing contract at the end of the first quarter of 1996. The $14 million operating income reduction was the result of the sales reductions, partially offset by the recognition of a productivity incentive fee on the Kennedy Space Center contract and the 1995 estimated provision for a legal judgment.

GENERAL CORPORATE EXPENSES

1997 COMPARED TO 1996

The $7.3 million increase was primarily due to a $2.8 million charge resulting from a cash deficit in an employee benefit plan, $2.6 million in costs associated with restructuring and realignment, and costs of new program initiatives.

1996 COMPARED TO 1995

The $4.8 million decrease was primarily due to lower costs resulting from the restructuring plan and management incentive accruals.

OTHER

1997 COMPARED TO 1996

The $1.7 million net decrease in other expense was mainly due to a $3.4 million reimbursement relating to a joint development program, which was partially offset by lower interest income. The 1997 effective tax rate of 43.3% was significantly affected by the non-deductible goodwill write-down of IC Sensors and the Environmental Services divisions. Excluding the impairment charge, the effective tax rate for 1997 was 34.1% compared to 32.2% in 1996. The increase in the rate was primarily due to changes in the geographical distribution of income. The 1998 effective tax rate may increase to approximately 36% as a result of changes in the geographical distribution of income due to divestitures.

1996 COMPARED TO 1995

The $10.7 million net increase in other expense was due to higher interest expense reflecting the issuance of $115 million of ten-year notes in October 1995 and lower gains on the disposition of nonstrategic assets. The effective tax rate of 32.2% for 1996 was lower than the 36.9% rate in 1995 primarily due to changes in the geographical distribution of income.

DISCONTINUED OPERATIONS

1997 COMPARED TO 1996

The decrease in income from discontinued operations, net of income taxes, reflected the expiration in September 1997 of the Mound contract, which was the Company's last management and operations contract with the DOE. The Company is in the process of negotiating contract closeouts and does not anticipate incurring a material loss in excess of previously established reserves.

1996 COMPARED TO 1995

The decrease in income from discontinued operations, net of income taxes, reflected the expiration of the Rocky Flats and Nevada Test Site contracts in 1995.

ENVIRONMENTAL

The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. As of December 28, 1997, the Company had an accrual of $5.7 million to reflect its estimated liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may be incurred, the preliminary stages of the investigations make it impossible for the

Company to reasonably estimate the range of potential exposure. During 1997, the Company adopted the provisions of Statement of Position 96-1, Environmental Remediation Liabilities. Its adoption did not have a material effect on results of operations.

FINANCIAL CONDITION

The Company's cash and cash equivalents increased $10.1 million in 1997 while commercial paper borrowings increased $27.9 million. Net cash provided by continuing operations was $32.1 million in 1997, $73.2 million in 1996 and $123.8 million in 1995. The net cash provided by continuing operations was lower in 1997 compared to 1996 primarily as a result of a greater increase in accounts receivable and higher funding of the U.S. pension and postretirement medical benefit plans. The accounts receivable increase was mainly the result of higher sales across all segments. The net cash provided by continuing operations was lower in 1996 compared to 1995 primarily as a result of increases in accounts receivable and inventories in 1996 compared to decreases in 1995. The accounts receivable increase was mainly caused by higher sales in the product segments. Inventory levels increased primarily for anticipated sales.

Capital expenditures were $48.7 million in 1997, a decrease of $31.8 million from the 1996 level, and are expected to increase to $60-70 million in 1998. These expenditures support new product development initiatives throughout the Company, including the amorphous silicon and micromachined sensor programs. In 1997, the Company received a $30 million payment related to a joint development program for the amorphous silicon project, of which $27 million constituted reimbursement for previously invested capital. During 1997, the Company had proceeds of $23 million from the sale of three businesses in the Instruments and Mechanical Components segments. The Company expects to realize gross proceeds of $203 million in 1998 from the sale of Rotron and the expected sale of the Sealol Industrial Seals division, of which $45 million will be used to purchase TI Group's Belfab division. The remaining proceeds will be used to: accelerate some consolidation programs; invest in acquisitions in strategic growth areas and replace the revenue lost through divestitures; invest in information technology; and continue our stock purchase program.

In 1995, the Company issued $115 million of unsecured ten-year notes, of a total $150 million authorized, at an interest rate of 6.8%. The unissued notes of $35 million are covered by a shelf registration statement. The proceeds were used to pay off commercial paper borrowings that were used mainly to finance purchases of the Company's common stock. The Company has two revolving credit agreements totaling $200 million, which were extended for one year in 1997. These agreements consist of a $100 million, 364-day facility, which was extended in March 1998 to March 1999, and a $100 million facility, which expires in March 2002. The Company did not draw down either of these credit facilities during 1997.

During 1997, the Company purchased 1.3 million shares of its common stock through periodic purchases on the open market at a cost of $28 million. As of December 28, 1997, the Company had authorization to purchase 2.8 million additional shares and, subject to market conditions, plans to increase its level of purchases in 1998.

The Company has limited involvement with derivative financial instruments and uses forward contracts to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. The contracts generally have maturities that do not exceed one month and have no cash requirements until maturity. Credit risk and market risk are minimal because the contracts are with very large banks and gains and losses are offset against foreign exchange gains and losses on the underlying hedged transactions. The notional amount of outstanding forward contracts was $75.8 million as of December 28, 1997.

During 1997, the economic and financial crisis in portions of Asia did not have a material effect on the Company's results of operations or financial position. Sales into and exported from the region, as well as net assets in the region, are not material.

Discontinued operations generated cash of $2.7 million in 1997 compared to $6.9 million in 1996, reflecting the expiration of the Mound contract during 1997. All contracts with the DOE are now completed. The Company is in the process of negotiating contract closeouts and does not anticipate incurring a material loss in excess of previously established reserves.

OTHER MATTERS

The Company utilizes software and related technologies throughout its business that will be affected by the Year 2000 problem, which is common to most corporations. The problem relates to the inability of microprocessors and data dependent software to correctly handle the year 2000 and beyond. The Company is addressing the effect of the Year

2000 problem on its Enterprise Resource Planning systems as part of its overall process improvement program and believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. Based on current plans, the Company expects that such costs will not be material to the Company's results of operations in any year and will not have a material adverse impact on the liquidity or financial position of the Company.

DIVIDENDS

In January 1998, the Board of Directors declared a regular quarterly cash dividend of 14 cents per share, resulting in an annual rate of 56 cents per share for 1998. EG&G has paid cash dividends, without interruption, for 33 years and continues to retain what management believes to be sufficient earnings to support the funding requirements of its planned growth.

FORWARD-LOOKING INFORMATION

All statements contained herein that refer to a time after December 28, 1997, including the words will, will be, estimated to be, could be, expect, believe, will continue, expected to, and plan, or statements referring to goals, the future or future actions, continuing actions, trends, strategies, initiatives, challenges or opportunities, or which otherwise are not purely historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements, including the factors set forth below.

FACTORS AFFECTING FUTURE PERFORMANCE

In the Instruments, Mechanical Components and Optoelectronics industry segments, future performance will be highly dependent on the technological success, market acceptance, competitive position of our businesses, product performance and ability to reach cost targets of new program initiatives, including the amorphous silicon project and the advanced micromachined sensors technology platform. Improved operational efficiency will be required to offset increasing price pressures in many of the Company's product offerings. Other factors that may impact future earnings performance include the absence of sales and earnings contributed by divestitures, potential issues related to economic and financial difficulties arising in Asia and difficulty in attracting and retaining key personnel in certain areas. The future results of the Optoelectronics segment are also dependent on management's ability to restore IC Sensors to break-even in the near term, the successful introduction of new products, improvement in manufacturing yields and implementation of cost reductions, including the successful transfer of assembly activities to lower-cost geographic locations.

In the Technical Services segment, the Company operates in a highly competitive procurement environment in the automotive testing and government services businesses. The automotive testing business is dependent on the success of its new marketing initiatives. The income generated by many of our government contracts is dependent on performance criteria. In accordance with government regulations, all of the Company's government contracts are subject to termination for the convenience of the government. NASA and the Air Force have decided to consolidate and recompete the base operations contracts at the Kennedy Space Center, Cape Canaveral Air Station and certain functions at Patrick Air Force Base in an effort to eliminate duplication and reduce costs. It is anticipated that any resultant contract would be effective October 1, 1998. The Company is participating in the recompetition for the new contract as part of a joint venture with Johnson Controls.

Movements in foreign exchange rates could affect operating results. Effective tax rates in the future could be affected by changes in the geographical distribution of income, utilization of non-U.S. net operating loss carryforwards, repatriation costs, resolution of outstanding tax audit issues and changes in the portfolio of businesses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CONSOLIDATED BALANCE SHEET
As of December 28, 1997 and December 29, 1996

(Dollars in thousands except per share data)                                                      1997           1996
---------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                                    $  57,934      $  47,846
Accounts receivable (Note 2)                                                                   243,963        222,856
Inventories (Note 3)                                                                           112,875        119,558
Other current assets (Note 11)                                                                  73,414         64,451
                                                                                             ---------      ---------
TOTAL CURRENT ASSETS                                                                           488,186        454,711
                                                                                             ---------      ---------
Property, Plant and Equipment:
At cost (Notes 4 and 7)                                                                        482,382        480,858
Accumulated depreciation and amortization                                                     (301,239)      (288,808)
                                                                                             ---------      ---------
Net Property, Plant and Equipment                                                              181,143        192,050
                                                                                             ---------      ---------
Investments (Note 5)                                                                            16,730         16,839
Intangible Assets (Notes 6 and 7)                                                               79,257        110,368
Other Assets (Notes 10 and 11)                                                                  66,787         48,932
                                                                                             ---------      ---------
TOTAL ASSETS                                                                                 $ 832,103      $ 822,900
                                                                                             =========      =========

Current Liabilities:
Short-term debt (Note 8)                                                                     $  46,167      $  21,499
Accounts payable                                                                                73,360         75,749
Accrued expenses (Note 9)                                                                      166,088        162,548
                                                                                             ---------      ---------
TOTAL CURRENT LIABILITIES                                                                      285,615        259,796
                                                                                             ---------      ---------
Long-Term Debt (Note 8)                                                                        114,863        115,104
Long-Term Liabilities (Notes 10, 11 and 12)                                                    103,237         82,894
Contingencies (Note 13)
Stockholders' Equity (Note 15):
Preferred stock - $1 par value, authorized 1,000,000 shares; none outstanding                       --             --
Common stock - $1 par value, authorized 100,000,000 shares; issued 60,102,000 shares            60,102         60,102
Retained earnings                                                                              540,379        532,043
Cumulative translation adjustments                                                              (4,380)        18,228
Net unrealized gain on marketable investments (Note 5)                                             523          1,204
Cost of shares held in treasury; 14,769,000 shares in 1997 and 13,792,000 shares in 1996      (268,236)      (246,471)
                                                                                             ---------      ---------
Total Stockholders' Equity                                                                     328,388        365,106
                                                                                             ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 832,103      $ 822,900
                                                                                             =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Years Ended December 28, 1997

(Dollars in thousands except per share data)               1997             1996             1995
-------------------------------------------------------------------------------------------------
Sales:
Products                                            $   860,598      $   867,623      $   802,187
Services                                                600,207          559,629          617,391
                                                    -----------      -----------      -----------
TOTAL SALES                                           1,460,805        1,427,252        1,419,578
                                                    -----------      -----------      -----------

Costs and Expenses:
Cost of sales:
Products                                                553,551          547,504          512,970
Services                                                531,140          501,239          539,076
                                                    -----------      -----------      -----------
Total cost of sales                                   1,084,691        1,048,743        1,052,046
Research and development expenses                        44,907           42,841           42,379
Selling, general and administrative expenses            243,409          248,038          242,480
Asset impairment charge (Note 7)                         28,200               --               --
                                                    -----------      -----------      -----------
Total Costs and Expenses                              1,401,207        1,339,622        1,336,905
                                                    -----------      -----------      -----------
OPERATING INCOME FROM CONTINUING OPERATIONS              59,598           87,630           82,673
Other Income (Expense), Net (Note 18)                    (5,572)          (7,276)           3,386
                                                    -----------      -----------      -----------
Income From Continuing Operations
    Before Income Taxes                                  54,026           80,354           86,059
Provision for Income Taxes (Note 11)                     23,381           25,874           31,755
                                                    -----------      -----------      -----------
INCOME FROM CONTINUING OPERATIONS                        30,645           54,480           54,304
Income From Discontinued Operations,
    Net of Income Taxes (Note 19)                         3,047            5,676           13,736
                                                    -----------      -----------      -----------
NET INCOME                                          $    33,692      $    60,156      $    68,040
                                                    ===========      ===========      ===========

Basic and Diluted Earnings Per Share (Note 20):
CONTINUING OPERATIONS                               $       .67      $      1.15      $      1.05
Discontinued Operations                                     .07              .12              .27
                                                    -----------      -----------      -----------
NET INCOME                                          $       .74      $      1.27      $      1.32
                                                    ===========      ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Years Ended December 28, 1997

                                                                                            Net
                                                                                     Unrealized
                                                                      Cumulative        Gain on        Cost of          Total
(Dollars in thousands                        Common      Retained    Translation     Marketable    Shares Held  Stockholders'
except per share data)                        Stock      Earnings    Adjustments    Investments    in Treasury         Equity
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1995                  $  60,102     $ 459,738      $  10,785      $   3,337      $ (88,596)     $ 445,366
Net income                                       --        68,040             --             --             --         68,040
Cash dividends ($.56 per share)                  --       (29,293)            --             --             --        (29,293)
Exercise of employee stock options
    and related income tax benefits              --           246             --             --          3,415          3,661
Translation adjustments                          --            --         17,894             --             --         17,894
Purchase of common stock for treasury            --            --             --             --       (135,079)      (135,079)
Change in net unrealized gain on
   marketable investments                        --            --             --         (3,093)            --         (3,093)
Redemption of shareholder rights                 --          (550)            --             --             --           (550)
                                          ---------     ---------      ---------      ---------      ---------      ---------
BALANCE, DECEMBER 31, 1995                   60,102       498,181         28,679            244       (220,260)       366,946
Net income                                       --        60,156             --             --             --         60,156
Cash dividends ($.56 per share)                  --       (26,589)            --             --             --        (26,589)
Exercise of employee stock options
    and related income tax benefits              --           295             --             --          4,549          4,844
Translation adjustments                          --            --        (10,451)            --             --        (10,451)
Purchase of common stock for treasury            --            --             --             --        (30,760)       (30,760)
Change in net unrealized gain on
    marketable investments                       --            --             --            960             --            960
                                          ---------     ---------      ---------      ---------      ---------      ---------
BALANCE, DECEMBER 29, 1996                   60,102       532,043         18,228          1,204       (246,471)       365,106
Net income                                       --        33,692             --             --             --         33,692
Cash dividends ($.56 per share)                  --       (25,684)            --             --             --        (25,684)
Exercise of employee stock options
    and related income tax benefits              --           328             --             --          6,339          6,667
Translation adjustments                          --            --        (22,608)            --             --        (22,608)
Purchase of common stock for treasury            --            --             --             --        (28,104)       (28,104)
Change in net unrealized gain on
    marketable investments                       --            --             --           (681)            --           (681)
                                          ---------     ---------      ---------      ---------      ---------      ---------
BALANCE, DECEMBER 28, 1997                $  60,102     $ 540,379      $  (4,380)     $     523      $(268,236)     $ 328,388
                                          =========     =========      =========      =========      =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Years Ended December 28, 1997

(Dollars in thousands)                                                    1997               1996                1995
------------------------------------------------------------------------------------------------------------------------

Cash Flows Provided by Operating Activities:
Net income                                                              $ 33,692           $ 60,156           $  68,040
Deduct net income from discontinued operations                            (3,047)            (5,676)            (13,736)
                                                                        --------           --------           ---------
Income from continuing operations                                         30,645             54,480              54,304
Adjustments to reconcile income from continuing operations
   to net cash provided by continuing operations:
Asset impairment charge                                                   28,200                 --                  --
Depreciation and amortization                                             44,612             40,936              39,426
Gains on dispositions and investments, net                               (11,713)            (1,714)             (5,442)
Changes in assets and liabilities, net of effects from
   companies purchased and divested:
Decrease (increase) in accounts receivable                               (35,945)           (11,781)             17,535
Decrease (increase) in inventories                                           725             (6,659)             12,106
Increase in accounts payable                                                 327              3,469               6,087
Decrease in accrued restructuring costs                                   (1,033)            (3,455)            (17,522)
Increase (decrease) in accrued expenses                                    8,726               (718)             27,609
Increase in noncurrent prepaid pension                                   (10,040)            (2,876)             (8,041)
Change in prepaid and deferred taxes                                      (4,315)             8,793              (3,712)
Change in prepaid expenses and other                                     (18,047)            (7,237)              1,481
                                                                        --------           --------           ---------
Net Cash Provided by Continuing Operations                                32,142             73,238             123,831
Net Cash Provided by Discontinued Operations                               2,696              6,920              26,334
                                                                        --------           --------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 34,838             80,158             150,165
                                                                        --------           --------           ---------

Cash Flows Provided by (Used in) Investing Activities:
Capital expenditures                                                     (48,729)           (80,490)            (61,839)
Reimbursement of invested capital (Note 12)                               27,000                 --                  --
Proceeds from dispositions of businesses and sales
   of property, plant and equipment                                       24,287              1,744              15,238
Cost of acquisitions, net of cash and cash equivalents acquired           (3,611)                --                  --
Proceeds from sales of investment securities                               4,129              9,447              10,584
Other                                                                     (1,156)            (2,000)             (2,754)
                                                                        --------           --------           ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        1,920            (71,299)            (38,771)
                                                                        --------           --------           ---------

Cash Flows Used in Financing Activities:
Increase (decrease) in commercial paper                                   27,879             17,965             (49,814)
Other debt payments                                                       (3,443)            (1,959)             (5,607)
Proceeds from issuance of long-term debt                                      --                 --             115,000
Proceeds from issuance of common stock                                     6,667              4,844               3,661
Purchases of common stock                                                (28,104)           (30,760)           (135,079)
Cash dividends                                                           (25,684)           (26,589)            (29,293)
Other                                                                         --                 --              (1,763)
                                                                        --------           --------           ---------
NET CASH USED IN FINANCING ACTIVITIES                                    (22,685)           (36,499)           (102,895)
                                                                        --------           --------           ---------

Effect of Exchange Rate Changes on Cash and Cash Equivalents              (3,985)              (718)              1,281
                                                                        --------           --------           ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      10,088            (28,358)              9,780

Cash and Cash Equivalents at Beginning of Year                            47,846             76,204              66,424
                                                                        --------           --------           ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 57,934           $ 47,846           $  76,204
                                                                        ========           ========           =========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest                                                                $ 12,351           $ 13,526           $   7,271
Income taxes                                                              26,683             35,678              23,380

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: EG&G, Inc. is a global, diversified technology company that provides optoelectronic, mechanical and electromechanical components and instruments to manufacturers and end-user customers in aerospace, automotive, environmental, industrial, medical, photography, security and other markets. The Company also delivers technical and managerial support services to government and industrial customers. The Company's industry segments are Instruments, Mechanical Components, Optoelectronics and Technical Services. Based on sales, Technical Services is the largest segment, representing approximately 40% of the Company's sales; each of the other segments accounts for approximately 20% of sales. The Instruments segment develops and manufactures products for a wide range of detection and measurement applications worldwide, ranging from medical diagnostics and food monitoring to airport, cargo and industrial security. The Mechanical Components segment designs and manufactures highly reliable, high-performance seals and fluid containment and control products for aerospace, semiconductor, power generation, chemical and petrochemical markets worldwide. The Optoelectronics segment designs and manufactures optical and silicon micromachined sensors, light sources and optoelectronic components for industrial, consumer and medical applications worldwide and large-scale amorphous silicon X-ray detectors. The Technical Services segment supplies management, engineering, scientific, technical and operations support services primarily to U.S. government agencies. The segment also provides analysis and testing services to the petroleum and automotive industries worldwide.

Principles of Consolidation: The consolidated financial statements include the accounts of EG&G, Inc. and its subsidiaries (the Company). All material intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform prior years' data to the current format.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Property, Plant and Equipment: For financial statement purposes, the Company depreciates plant and equipment using the straight-line method over their estimated useful lives, which generally fall within the following ranges: buildings and special-purpose structures -- 10 to 25 years; leasehold improvements -- estimated useful life or remaining term of lease, whichever is shorter; machinery and equipment -- 3 to 7 years; special-purpose equipment -- expensed or depreciated over the life of the initial related contract. Nonrecurring tooling costs are capitalized, while recurring costs are expensed. For income tax purposes, the Company depreciates plant and equipment over their estimated useful lives using accelerated methods.

Pension Plans: The Company's funding policy provides that payments to the U.S. pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Non-U.S. plans are accrued for, but generally not funded, and benefits are paid from operating funds.

Translation of Foreign Currencies: The balance sheet accounts of non-U.S. operations, exclusive of stockholders' equity, are translated at year-end exchange rates, and income statement accounts are translated at weighted-average rates in effect during the year; any translation adjustments are made directly to a component of stockholders' equity . The net transaction gains (losses) were not material for the years presented.

Intangible Assets: Intangible assets result mainly from acquisitions accounted for using the purchase method of accounting and include the excess of cost over the fair market value of the net assets of the acquired businesses. Substantially all of these intangible assets are being amortized over periods of up to 20 years. In accordance with Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. (See Note 7 for discussion of the write-down that occurred in 1997.)

Stock-Based Compensation: Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

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

Earnings Per Share: In the fourth quarter of 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share, which is effective for financial statements for periods ending after December 15, 1997. SFAS No. 128 requires replacement of primary earnings per share (EPS) with basic EPS, which is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS, which gives effect to all dilutive potential common shares outstanding, is also required. While all prior-period EPS data presented are required to be restated, there was no impact on previously reported EPS from adopting SFAS No. 128.

Other Accounting Pronouncements: The Financial Accounting Standards Board issued two new statements in June 1997. SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports. Both statements are effective for fiscal years beginning after December 15, 1997. The required disclosures for SFAS No. 130 will be included in the Company's quarterly report on Form 10-Q for the first quarter of 1998. The required disclosures for SFAS No. 131 will be included in the Company's 1998 annual report on Form 10-K.

2. ACCOUNTS RECEIVABLE

Accounts receivable as of December 28, 1997 and December 29, 1996 included unbilled receivables of $48 million and $44 million, respectively, which were due primarily from U.S. government agencies. Accounts receivable were net of reserves for doubtful accounts of $4.8 million and $4.2 million as of December 28, 1997 and December 29, 1996, respectively.

3. INVENTORIES

Inventories as of December 28, 1997 and December 29, 1996 consisted of the following:

(In thousands)                          1997                  1996
------------------------------------------------------------------
Finished goods                      $ 31,570              $ 31,436
Work in process                       24,810                28,536
Raw materials                         56,495                59,586
                                    --------              --------
                                    $112,875              $119,558
                                    ========              ========

The portion of inventories accounted for using the LIFO method of determining inventory costs in 1997 and 1996 approximated 25% and 23%, respectively, of total inventories. The excess of current cost of inventories over the LIFO value was approximately $8 million as of December 28, 1997 and December 29, 1996.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, as of December 28, 1997 and December 29, 1996 consisted of the following:

(In thousands)                                             1997             1996
--------------------------------------------------------------------------------
Land                                                   $ 12,712         $ 12,324
Buildings and leasehold improvements                    114,698          123,575
Machinery and equipment                                 354,972          344,959
                                                       --------         --------
                                                       $482,382         $480,858
                                                       ========         ========

Capital expenditures were $48.7 million in 1997 and were offset by dispositions ($19 million), the effect of translating assets denominated in non-U.S. currencies at current exchange rates ($16 million) and the write-down associated with the IC Sensors business ($13 million). (See Note 7 for discussion of the write-down that occurred in 1997.)

5. INVESTMENTS

Investments as of December 28, 1997 and December 29, 1996 consisted of the following:

(In thousands)                                            1997           1996
-----------------------------------------------------------------------------
Marketable investments                                 $11,197        $12,294
Joint venture investments                                5,591          4,363
Other investments                                          343            558
                                                       -------        -------
                                                        17,131         17,215
Investments classified as other current assets            (401)          (376)
                                                       -------        -------
                                                       $16,730        $16,839
                                                       =======        =======

Marketable investments consisted of common stocks and trust assets which were primarily invested in common stocks and fixed-income securities to meet the supplemental executive retirement plan obligation. The market values were based on quoted market prices. As of December 28, 1997, the fixed-income securities, on average, had maturities of approximately eight years. The net unrealized holding gain on marketable investments, net of deferred income taxes, reported as a separate component of stockholders' equity, was $0.5 million at December 28, 1997 and $1.2 million at December 29, 1996. In 1997, proceeds from sales of available-for-sale securities were $1 million, which approximated average cost.

Marketable investments classified as available for sale as of December 28, 1997 and December 29, 1996 consisted of the following:

                                                           Gross Unrealized
                                                               Holding
                              Market                     --------------------
(In thousands)                 Value          Cost        Gains      (Losses)
-----------------------------------------------------------------------------
1997
Common stocks                $ 7,521       $ 6,766       $1,017        $(262)
Fixed-income securities        3,543         3,495           48           --
Other                            133           132            1           --
                             -------       -------       ------        -----
                             $11,197       $10,393       $1,066        $(262)
                             =======       =======       ======        =====
1996
Common stocks                $ 9,347       $ 7,498       $2,050        $(201)
Fixed-income securities        2,712         2,710            2           --
Other                            235           233            2           --
                             -------       -------       ------        -----
                             $12,294       $10,441       $2,054        $(201)
                             =======       =======       ======        =====

Joint venture investments are accounted for using the equity method.

6. INTANGIBLE ASSETS

Intangible assets were shown net of accumulated amortization of $48.7 million and $51.8 million as of December 28, 1997 and December 29, 1996, respectively. The $31.1 million decrease in intangible assets resulted primarily from write-downs associated with the IC Sensors and Environmental Services businesses ($15 million), the effect of translating goodwill denominated in non-U.S. currencies at current exchange rates ($9 million) and current year amortization ($8 million).

7. ASSET IMPAIRMENT CHARGE

As a result of IC Sensors' inability to achieve the improvements specified in its corrective action plan, including new product orders, improved manufacturing yields, cost reductions, and attraction and retention of critical personnel, the division continued operating at a loss in 1997, which triggered an impairment review of its long-lived assets. A revised operating plan was developed to restructure and stabilize the business. The revised projections by product line provided the basis for measurement of the asset impairment charge. The Company calculated the present value of expected cash flows of IC Sensors' product lines to determine the fair value of the assets. Accordingly, in the second quarter of 1997, the Company recorded an impairment charge of $26.7 million in the Optoelectronics segment, for a write-down of goodwill of $13.6 million and fixed assets of $13.1 million.

The Company also recorded a $1.5 million impairment charge in 1997 to write off the goodwill of the Environmental Services division in the Technical Services segment.

8. DEBT

Short-term debt at December 28, 1997 and December 29, 1996, consisted primarily of commercial paper borrowings of $45.8 million and $18 million, respectively, that had maturities of 30 days or less. The weighted-average interest rate on commercial paper borrowings was 6.1% at December 28, 1997 and 6.2% at December 29, 1996. Commercial paper borrowings averaged $47 million during 1997 at an average interest rate of 5.6%, compared to average borrowings of $28 million during 1996 at an average interest rate of 5.4%.

During 1997, the Company renewed its credit facilities with the signing of two revolving credit agreement extensions totaling $200 million. These agreements consist of a $100 million, 364-day facility, which was extended in March 1998 to March 1999, and a $100 million facility, which expires in March 2002. These agreements serve as backup facilities for the commercial paper borrowings. During 1997, the Company did not draw down either of these credit facilities, and there are no significant commitment fees.

At December 28, 1997 and December 29, 1996, long-term debt included $115 million of unsecured ten-year notes issued in October 1995 at an interest rate of 6.8%, which mature in 2005. The total notes authorized were $150 million, and the unissued notes of $35 million are covered by a shelf registration statement. The carrying amount of the Company's long-term debt approximated the estimated fair value at December 28, 1997 and December 29, 1996 based on a quoted market price.

9. ACCRUED EXPENSES

Accrued expenses as of December 28, 1997 and December 29, 1996 consisted of the following:

(In thousands)                                             1997             1996
--------------------------------------------------------------------------------
Payroll and incentives                                 $ 24,473         $ 29,732
Employee benefits                                        48,936           44,845
Federal, non-U.S. and state income taxes                 22,352           24,186
Other accrued operating expenses                         70,327           63,785
                                                       --------         --------
                                                       $166,088         $162,548
                                                       ========         ========


10. EMPLOYEE BENEFIT PLANS

Savings Plan: The Company has a savings plan for the benefit of qualified U.S. employees. Under this plan, the Company contributes an amount equal to the lesser of 55% of the amount of the employee's voluntary contribution or 3.3% of the employee's annual compensation. Savings plan expense was $6.5 million in 1997, $5.8 million in 1996 and $5.7 million in 1995.

Pension Plans: The Company has defined benefit pension plans covering substantially all U.S. employees and non-U.S. pension plans for non-U.S. employees. The plans provide benefits that are based on an employee's years of service and compensation near retirement. Assets of the U.S. plan are composed primarily of equity and debt securities.

Net periodic pension cost included the following components:

(In thousands)                           1997             1996             1995
--------------------------------------------------------------------------------
Service cost-
    benefits earned
    during the period                $  9,081         $  9,248         $  9,073
Interest cost on
    projected benefit
    obligations                        18,126           17,335           16,733
Actual return
    on plan assets                    (43,630)         (32,287)         (42,992)
Net amortization
    and deferral                       21,599           13,116           24,310
                                     --------         --------         --------
                                     $  5,176         $  7,412         $  7,124
                                     ========         ========         ========

The following table sets forth the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company's Consolidated Balance Sheet as of December 28, 1997 and December 29, 1996:

                                                                                1997                           1996
                                                                      --------------------------------------------------------
(In thousands)                                                        Non-U.S.            U.S.       Non-U.S.            U.S.
------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
Vested benefit obligations                                             $22,748        $205,930        $25,119        $177,714
                                                                       =======        ========        =======        ========
Accumulated benefit obligations                                        $23,706        $212,659        $26,163        $184,765
                                                                       =======        ========        =======        ========

Projected benefit obligations for service provided to date             $27,912        $240,176        $31,663        $213,146
Plan assets at fair value                                                   --         294,790             --         249,431
                                                                       -------        --------        -------        --------
Plan assets less (greater) than projected benefit obligations           27,912         (54,614)        31,663         (36,285)
Unrecognized net transition asset                                           --           3,005             --           3,756
Unrecognized prior service costs                                        (1,162)            (38)        (1,380)            690
Unrecognized net gain                                                    3,758          10,287          2,527             518
                                                                       -------        --------        -------        --------
Accrued pension liability (asset)                                      $30,508        $(41,360)       $32,810        $(31,321)
                                                                       =======        ========        =======        ========

Actuarial assumptions as of the year-end measurement date:
Discount rate                                                              6.5%            7.0%           6.5%            7.5%
Rate of compensation increase                                              4.0%            4.5%           4.0%            5.0%
Long-term rate of return on assets                                          --             9.0%            --             9.5%

The non-U.S. accrued pension liability included $30.2 million and $32.3 million classified as long-term liabilities as of December 28, 1997 and December 29, 1996, respectively. The U.S. pension asset was classified as other noncurrent assets.

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. At December 28, 1997 and December 29, 1996, the projected benefit obligations were $11.9 million and $11.2 million, respectively. Assets with a fair value of $10.2 million and $9.1 million, segregated in a trust, were available to meet this obligation as of December 28, 1997 and December 29, 1996, respectively. Pension expense for this plan was approximately $1.3 million in 1997, and $1.5 million in 1996 and 1995.

Postretirement Medical Plans: The Company provides health care benefits for eligible retired U.S. employees under a comprehensive major medical plan or under health maintenance organizations where available. The majority of the Company's U.S. employees become eligible for retiree health benefits if they retire directly from the Company and have at least ten years of service. Generally, the major medical plan pays stated percentages of covered expenses after a deductible is met and takes into consideration payments by other group coverages and by Medicare. The plan requires retiree contributions under most circumstances and has provisions for cost-sharing changes. For employees retiring after 1991, the Company has capped its medical premium contribution based on employees' years of service. The Company funds the amount allowable under a 401(h) provision in the Company's defined benefit pension plan. Assets of the plan are composed primarily of equity and debt securities.

Net periodic postretirement medical benefit cost (credit) included the following components:

(In thousands)                    1997             1996             1995
-------------------------------------------------------------------------
Service cost-
    benefits earned
    during the period          $   317          $   349          $   391
Interest cost on
    accumulated
    benefit obligations          1,237            1,459            1,697
Actual return on
    plan assets                 (1,592)          (1,128)          (1,001)
Net amortization
    and deferral                  (360)             296              544
                               -------          -------          -------
                               $  (398)         $   976          $ 1,631
                               =======          =======          =======

The net credit in 1997 resulted from the amortization of previously unrecognized gains.

The following table sets forth the plan's funded status and the amounts recognized in the Company's Consolidated Balance Sheet at December 28, 1997 and December 29, 1996:

(In thousands)                                       1997           1996
-------------------------------------------------------------------------
Actuarial present value of
    accumulated benefit obligations:
Current retirees                                  $11,448        $15,699
Active employees eligible to retire                   565            563
Other active employees                              5,032          4,848
                                                  -------        -------
                                                   17,045         21,110
Plan assets at fair value                          13,839          8,470
                                                  -------        -------
Plan assets less than
    accumulated benefit obligations                 3,206         12,640
Unrecognized net gain                               8,594          4,669
                                                  -------        -------
Accrued postretirement
    medical liability                             $11,800        $17,309
                                                  =======        =======

Actuarial assumptions as of the
    year-end measurement date:
Discount rate                                         7.0%           7.5%
Health care cost trend rate:
First year                                           10.0%          12.0%
Ultimate                                              5.5%           6.5%
Time to reach ultimate                            6 years        7 years
Long-term rate of return on assets                    9.0%           9.5%

The accrued postretirement medical liability included $11.3 million and $16.3 million classified as long-term liabilities as of December 28, 1997 and December 29, 1996, respectively.

If the health care cost trend rate was increased 1%, the accumulated postretirement benefit obligations would have increased by approximately $0.8 million at December 28, 1997. The effect of this increase on the annual cost for 1997 would have been approximately $0.1 million.

Other: The Company has an EVA (R) Incentive Compensation Plan, the purpose of which is to provide incentive compensation to certain key employees, including all officers, in a form that relates the financial rewards to an increase in the value of the Company to its shareholders. Awards under this plan are approved annually by the Board of Directors. (EVA (R) is a registered trademark of Stern Stewart & Co.)

The preceding information does not include amounts related to benefit plans applicable to employees associated with the NASA contract because the Company is not responsible for the current or future funded status of the plans.

During 1997, the Company incurred a charge of $2.8 million resulting from a cash deficit in an employee benefit plan.

11. INCOME TAXES

The components of income from continuing operations before income taxes for financial reporting purposes were as follows:

(In thousands)                          1997              1996              1995
--------------------------------------------------------------------------------
U.S.                                 $12,079           $36,235           $53,264
Non-U.S                               41,947            44,119            32,795
                                     -------           -------           -------
                                     $54,026           $80,354           $86,059
                                     =======           =======           =======

The components of the provision for income taxes for continuing operations were as follows:

                                                      Deferred
(In thousands)                     Current           (Prepaid)             Total
--------------------------------------------------------------------------------
1997
Federal                            $16,359            $(5,607)           $10,752
State                                3,527               (121)             3,406
Non-U.S                              7,028              2,195              9,223
                                   -------            -------            -------
                                   $26,914            $(3,533)           $23,381
                                   =======            =======            =======
1996
Federal                            $ 4,209            $10,473            $14,682
State                                3,653                135              3,788
Non-U.S                              8,545             (1,141)             7,404
                                   -------            -------            -------
                                   $16,407            $ 9,467            $25,874
                                   =======            =======            =======
1995
Federal                            $26,268            $(3,411)           $22,857
State                                3,572               (264)             3,308
Non-U.S                              5,325                265              5,590
                                   -------            -------            -------
                                   $35,165            $(3,410)           $31,755
                                   =======            =======            =======

The total provision for income taxes included in the consolidated financial statements was as follows:

(In thousands)                        1997               1996               1995
--------------------------------------------------------------------------------
Continuing operations              $23,381            $25,874            $31,755
Discontinued operations              1,640              3,056              7,397
                                   -------            -------            -------
                                   $25,021            $28,930            $39,152
                                   =======            =======            =======

The major differences between the Company's effective tax rate for continuing operations and the federal statutory rate were as follows:

                                     1997               1996               1995
--------------------------------------------------------------------------------
Federal statutory rate               35.0%              35.0%              35.0%
Non-U.S. rate
    differential, net               (14.2)             (10.1)              (2.5)
State income taxes, net               4.1                3.1                2.5
Goodwill amortization                 3.3                2.4                2.0
Goodwill write-downs                  9.7                 --                 --
Increase (decrease) in
     valuation allowance              5.5               (1.1)              (2.3)
Other, net                           (0.1)               2.9                2.2
                                    -----              -----               ----
Effective tax rate                   43.3%              32.2%              36.9%
                                    =====              =====               ====

The 1997 tax provision and effective rate for continuing operations were significantly impacted by the non-deductible goodwill write-downs of IC Sensors and the Environmental Services division. Excluding the impairment charge, the effective rate was 34.1% in 1997.

The tax effects of temporary differences and carryforwards which gave rise to prepaid (deferred) income taxes as of December 28, 1997 and December 29, 1996 were as follows:

(In thousands)                                          1997               1996
--------------------------------------------------------------------------------
Deferred tax assets:
Inventory reserves                                  $  5,569           $  5,738
Other reserves                                        10,425              9,628
Reimbursement of invested capital                      8,635                 --
Vacation pay                                           6,958              6,200
Depreciation                                           1,701              3,869
Net operating loss carryforwards                      32,113             32,088
Postretirement health benefits                         4,373              5,077
Restructuring reserve                                    343                616
All other, net                                        26,116             25,230
                                                    --------           --------
Total deferred tax assets                             96,233             88,446
                                                    --------           --------
Deferred tax liabilities:
Award and holdback fees                               (1,756)            (3,814)
Pension contribution                                 (12,837)            (9,212)
Amortization                                          (7,310)            (8,113)
All other, net                                       (15,514)           (14,489)
                                                    --------           --------
Total deferred tax liabilities                       (37,417)           (35,628)
                                                    --------           --------
Valuation allowance                                  (25,626)           (24,407)
                                                    --------           --------
Net prepaid taxes                                   $ 33,190           $ 28,411
                                                    ========           ========

At December 28, 1997, the Company had non-U.S. (primarily from Germany) net operating loss carryforwards of $69.8 million, $0.9 million of which expire in the years 1998 through 2001 and $68.9 million of which carry forward indefinitely. The $25.6 million valuation allowance results primarily from these carryforwards, for which the Company currently believes it is more likely than not that they will not be realized.

Current prepaid income taxes of $44.3 million and $38.6 million were included in other current assets at December 28, 1997 and December 29, 1996, respectively. Long-term deferred income taxes of $11.1 million and $10.2 million were included in long-term liabilities at December 28, 1997 and December 29, 1996, respectively.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Repatriation of retained earnings is done only when it is advantageous. Applicable federal taxes are provided only on amounts planned to be remitted. Accumulated net earnings of non-U.S. subsidiaries for which no federal taxes have been provided as of December 28, 1997 were $90.1 million, which does not include amounts that, if remitted, would result in little or no additional tax because of the availability of U.S. tax credits for non-U.S. taxes. Federal taxes that would be payable upon remittance of these earnings are estimated to be $27.8 million at December 28, 1997.

12. REIMBURSEMENT OF INVESTED CAPITAL

In the third quarter of 1997, the Company received a $30.4 million payment as part of the negotiation of a joint development contract. This payment represented a $27 million reimbursement of previously invested capital, which will be amortized to income over the estimated life of the related assets, and a $3.4 million reimbursement of cost of capital, which was included in other income. The reimbursement, net of accumulated amortization, included in long-term liabilities was $24.7 million as of December 28, 1997.

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

In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $5.7 million as of December 28, 1997 to reflect its estimated liability for environmental remediation. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

The Company has received notices from the Internal Revenue Service (IRS) asserting deficiencies in federal corporate income taxes for the Company's 1985 to 1993 tax years. The total additional tax proposed by the IRS amounts to $66 million plus interest. The Company has filed petitions in the United States Tax Court to challenge most of the deficiencies asserted by the IRS. The Company believes that it has meritorious legal defenses to those deficiencies and believes that the ultimate outcome of the case will not result in a material impact on the Company's consolidated results of operations or financial position.

14. RISKS AND UNCERTAINTIES

During 1997, the economic and financial crisis in portions of Asia did not have a material effect on the Company's results of operations or financial position. Sales into and exported from the region, as well as net assets in the region, are not material.

Optoelectronics' future results are dependent on management's ability to restore IC Sensors to break-even in the near term, successful introduction of new products, improvements in manufacturing yields and implementation of cost reductions.

In 1997, 37% of the Company's sales from continuing operations were to U.S. government agencies, predominantly to the Department of Defense and NASA. In accordance with government regulations, all of the Company's government contracts are subject to termination for the convenience of the government. Cost incurred under cost-reimbursable contracts are subject to audit by the government. The results of prior audits, complete through 1993, have not had a material effect on the Company.

Future performance could be impacted by the NASA and Air Force decision to consolidate and recompete the base operations contracts at the Kennedy Space Center, Cape Canaveral Air Station and certain functions at Patrick Air Force Base in an effort to eliminate duplication and reduce costs. It is anticipated that the resultant contract would be effective October 1, 1998. The Company is participating in the recompetition for the new contract as part of a joint venture with Johnson Controls. The NASA contract at the Kennedy Space Center contributed sales of $168 million in 1997.

The Company's management and operations contracts with the DOE are presented as discontinued operations. The Company's last DOE management and operations contract expired on September 30, 1997. The Company is in the process of negotiating contract closeouts and does not anticipate incurring any material loss in excess of previously established reserves.

For information concerning various investigations, claims, legal proceedings, environmental investigations and remedial actions, and notices from the IRS, see
Note 13.

15. STOCKHOLDERS' EQUITY

At December 28, 1997, 6.5 million shares of the Company's common stock were reserved for employee benefit plans.

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

A summary of certain stock option information is as follows:

                                                   1997                          1996                         1995
                                         ------------------------------------------------------------------------------------
                                                       Weighted-                      Weighted-                     Weighted-
                                            Number       Average          Number        Average        Number         Average
(Shares in thousands)                    of Shares         Price       of Shares          Price     of Shares           Price
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year             4,161        $19.56           3,276         $18.81         3,611          $18.77
Granted                                        927         19.19           1,392          20.67            13           16.66
Exercised                                     (363)        16.74            (266)         17.00          (197)          17.52
Lapsed                                        (538)        20.23            (241)         18.57          (151)          19.28
                                              ----                         -----                        -----

Outstanding at end of year                   4,187         19.64           4,161          19.56         3,276           18.81
                                             =====                         =====                        =====

Exercisable at end of year                   2,195         19.85           2,477          19.67         2,740           19.70
                                             =====                         =====                        =====

Available for grant at end of year           2,290                         1,831                        2,226
                                             =====                         =====                        =====

In December 1997, 927,000 options were granted at an exercise price of $19.19 per share. In 1996, the Board of Directors granted 650,000 options in January and 728,000 options in December at exercise prices of $21.75 and $19.75 per share, respectively.

The following table summarizes information about stock options outstanding at December 28, 1997 (shares in thousands):

                                       Weighted-
                                         Average
                                       Remaining          Weighted-                            Weighted-
    Range of         Number of          Years of            Average         Number of            Average
    Exercise            Shares       Contractual           Exercise            Shares           Exercise
      Prices       Outstanding              Life              Price       Exercisable              Price
--------------------------------------------------------------------------------------------------------
$14.01-17.00               638               5.5             $14.82               458             $15.05
 17.01-20.00             1,643               9.1              19.23               252              18.41
 20.01-23.00             1,906               5.7              21.61             1,485              21.57
                         -----                                                  -----
 14.01-23.00             4,187               7.0              19.64             2,195              19.85
                         =====                                                  =====

During 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS No. 123:

     (Dollars in thousands except per share data)           1997            1996
     ---------------------------------------------------------------------------
     Income from continuing operations:
     As reported                                         $30,645         $54,480
     Pro forma                                            29,844          53,986
     Earnings per share:
     As reported                                             .67            1.15
     Pro forma                                               .65            1.14

Consistent with SFAS No. 123, pro forma net income and earnings per share have not been calculated for options granted prior to January 1, 1995. There are no pro forma disclosures for 1995 because the options granted were insignificant. Pro forma compensation cost may not be representative of that to be expected in future years since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The fair value of each option was $6.14 for options granted in 1997, $6.20 for the options granted in December 1996 and $6.68 for the options granted in January 1996. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model:

                                        December        December   January
                                            1997            1996      1996
     -----------------------------------------------------------------------
     Risk-free interest rate                5.9%           6.3%       5.5%
     Expected dividend yield                  2%             2%         2%
     Expected lives                      7 years        7 years    7 years
     Expected stock volatility               26%           24%        25%

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

16. FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company had no significant concentrations of credit risk as of December 28, 1997.

The Company has limited involvement with derivative financial instruments. In the ordinary course of business, the Company enters into foreign exchange forward contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European currencies, generally have maturities that do not exceed one month and have no cash requirements until maturity. Credit risk and market risk are minimal because the forward contracts are with very large banks and gains and losses are offset against foreign exchange gains and losses on the underlying hedged transactions. The notional amount of outstanding forward contracts was $75.8 million as of December 28, 1997 and $62.4 million as of December 29, 1996. The carrying value as of December 28, 1997 and December 29, 1996, which approximated fair value, was not significant.

See Notes 1, 5 and 8 for disclosures about fair values, including methods and assumptions, of other financial instruments.

17. LEASES

The Company leases certain property and equipment under operating leases. Rental expense charged to earnings for 1997, 1996 and 1995 amounted to $15.6 million, $17.2 million and $18.7 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $13 million in 1998, $8.4 million in 1999, $5.8 million in 2000, $4.1 million in 2001, $2.7 million in 2002 and $6.8 million after 2002. The above information does not include amounts related to leases covered by certain government contracts because costs, including future commitments, are reimbursable under the terms of the contracts, even if the contracts are terminated.

18. OTHER INCOME (EXPENSE)

Other income (expense), net, consisted of the following:

(In thousands)                             1997            1996           1995
-------------------------------------------------------------------------------
Interest income                        $  1,969        $  3,879        $ 4,930
Interest expense                        (12,482)        (13,427)        (8,514)
Gains on investments, net                   711           1,714          2,047
Other                                     4,230             558          4,923
                                       --------        --------        -------
                                       $ (5,572)       $ (7,276)       $ 3,386
                                       ========        ========        =======

Gains on investments, net, included a $2.5 million charge in 1995 to write down certain investments to their estimated realizable value. Other consists mainly of income from joint ventures, foreign exchange losses and, in 1997, a $3.4 million cost of capital reimbursement relating to a joint development program. (See Note 12.)

19. DISCONTINUED OPERATIONS

The former DOE Support segment, which has provided services under management and operations contracts, is presented as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

The EG&G Rocky Flats, Inc. contract terminated in June 1995. The Reynolds Electrical and Engineering Co., Inc. and the EG&G Energy Measurements, Inc. contracts expired on December 31, 1995. The EG&G Mound Applied Technologies, Inc. contract, the Company's last DOE management and operations contract, expired on September 30, 1997.

Summary operating results of the discontinued operations were as follows:

(In thousands)                             1997            1996            1995
-------------------------------------------------------------------------------
Sales                                   $79,795        $141,181        $659,852
Costs and expenses                       75,108         132,449         638,719
                                        -------        --------        --------
Income from discontinued
    operations before
    income taxes                          4,687           8,732          21,133
Provision for income taxes                1,640           3,056           7,397
                                        -------        --------        --------
Income from discontinued
    operations, net of
    income taxes                        $ 3,047        $  5,676        $ 13,736
                                        =======        ========        ========

The Company is in the process of negotiating contract closeouts and does not anticipate incurring any material loss in excess of previously established reserves.

20. EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding. The weighted-average shares used in the basic earnings per share computations were 45,757,000 for 1997, 47,298,000 for 1996 and 51,483,000 for 1995. Diluted earnings per share was computed by giving effect to all dilutive potential common shares outstanding. The weighted-average shares used in the diluted earnings per share computations were 45,898,000 for 1997, 47,472,000 for 1996 and 51,573,000 for
1995. These shares include shares issuable upon the exercise of stock options using the treasury stock method. Basic EPS equals diluted EPS for all periods presented due to the immaterial effect of stock options.

21. INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company's continuing operations are classified into four industry segments:
Instruments, Mechanical Components, Optoelectronics and Technical Services. The products and services of these segments are described in Note 1 and elsewhere in the Annual Report. Sales and operating income from continuing operations by industry segment are shown in the Sales and Operating Income by Industry Segment section of this report; such information with respect to 1997, 1996 and 1995 is considered an integral part of this note.

Sales to U.S. government agencies, which were predominantly to the Department of Defense and NASA, were $537 million, $527 million and $537 million in 1997, 1996 and 1995, respectively. NASA and the Air Force have decided to consolidate and recompete the base operations contracts at the Kennedy Space Center, Cape Canaveral Air Station and certain functions at Patrick Air Force Base in an effort to eliminate duplication and reduce costs. It is anticipated that the resultant contract would be effective October 1, 1998. The Company is participating in the recompetition for the new contract as part of a joint venture with Johnson Controls. The NASA contract at the Kennedy Space Center contributed sales of $168 million in 1997 and $172 million in 1996 and 1995.

Additional information relating to the Company's operations in the various industry segments is as follows:

                                              Depreciation and
                                            Amortization Expense                             Capital Expenditures
                                 --------------------------------------------------------------------------------------------
(In thousands)                      1997             1996             1995             1997             1996             1995
-----------------------------------------------------------------------------------------------------------------------------
Instruments                      $ 9,170          $10,976          $11,887         $  6,362        $   4,550          $ 4,639
Mechanical Components              5,781            5,729            5,585           13,842           10,367            6,978
Optoelectronics                   19,528           14,880           13,220           21,312           47,327           35,925
Technical Services                 9,174            8,193            7,698            5,924           16,714           12,047
Corporate                            959            1,158            1,036            1,289            1,532            2,250
                                 -------          -------          -------          -------          -------          -------
                                 $44,612          $40,936          $39,426          $48,729          $80,490          $61,839
                                 =======          =======          =======          =======          =======          =======

                                            Identifiable Assets
                                ------------------------------------------
(In thousands)                      1997             1996             1995
--------------------------------------------------------------------------
Instruments                     $194,037         $205,506         $215,094
Mechanical Components            121,492          112,034           97,672
Optoelectronics                  205,489          229,768          194,015
Technical Services               124,975          118,513          115,623
Corporate and Other              186,110          157,079          181,511
                                --------         --------         --------
                                $832,103         $822,900         $803,915
                                ========         ========         ========

Corporate assets consist primarily of cash and cash equivalents, prepaid pension and prepaid taxes.

Information relating to geographic areas is as follows:

                                                                                                Operating Income
                                                  Sales                                    From Continuing Operations
                             ---------------------------------------------------------------------------------------------------
(In thousands)                     1997              1996              1995            1997              1996              1995
--------------------------------------------------------------------------------------------------------------------------------
U.S.                         $1,106,134        $1,066,561        $1,065,424        $ 50,144          $ 68,108          $ 82,256
Germany                          79,202            80,465            87,690           1,438             5,154             4,508
Other Non-U.S.                  275,469           280,226           266,464          39,685            38,759            25,102
Corporate                            --                --                --         (31,669)          (24,391)          (29,193)
                             ----------        ----------        ----------        --------          --------          --------
                             $1,460,805        $1,427,252        $1,419,578        $ 59,598          $ 87,630          $ 82,673
                             ==========        ==========        ==========        ========          ========          ========

                                            Identifiable Assets
                               --------------------------------------------
(In thousands)                    1997              1996              1995
---------------------------------------------------------------------------
U.S.                           $380,447          $385,012          $352,255
Germany                          78,187            84,995            87,986
Other Non-U.S.                  187,359           195,814           182,163
Corporate and Other             186,110           157,079           181,511
                               --------          --------          --------
                               $832,103          $822,900          $803,915
                               ========          ========          ========

Transfers between geographic areas were not material.

22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information follows:

                                                                                Quarters
                                                        ----------------------------------------------------------
   (In thousands except per share data)                    First          Second           Third            Fourth             Year
-----------------------------------------------------------------------------------------------------------------------------------
1997
Sales                                                   $347,006       $368,672         $358,368          $386,759       $1,460,805
Operating income (loss) from continuing
  operations                                              16,555        (10,234)(1)       20,329            32,948           59,598
Income (loss) from continuing operations
  before income taxes                                     14,497        (12,852)(1)       21,030            31,351           54,026
Income (loss) from continuing operations                   9,568        (13,390)(1)       13,879            20,588           30,645
Net income (loss)                                         10,026        (11,845)(1)       14,590            20,921           33,692
Basic and diluted earnings (loss) per share:
Continuing operations                                        .21           (.29)(1)          .30               .45              .67
Net income (loss)                                            .22           (.26)(1)          .32               .46              .74
Cash dividends per common share                              .14            .14              .14               .14              .56
Market price of common stock:
High                                                       24.63          21.13            22.63             23.00
Low                                                        19.63          18.13            18.75             18.00
Close                                                      21.38          20.81            20.81             20.06

1996
Sales                                                   $346,791       $355,907         $354,747          $369,807       $1,427,252
Operating income from continuing operations               19,925         21,414           23,201            23,090           87,630
Income from continuing operations before
  income taxes                                            18,030         20,355           20,946            21,023           80,354
Income from continuing operations                         11,882         14,143           14,201            14,254           54,480
Net income                                                12,782         15,639           15,637            16,098           60,156
Basic and diluted earnings per share:
Continuing operations                                        .25            .30              .30               .30             1.15
Net income                                                   .27            .33              .33               .34             1.27
Cash dividends per common share                              .14            .14              .14               .14              .56
Market price of common stock:
High                                                       25.13          23.50            21.38             21.13
Low                                                        20.38          19.88            16.88             16.25
Close                                                      22.38          21.38            17.88             20.88


(1) Included an asset impairment charge of $28.2 million, $23.5 million after-tax ($.51 earnings per share).

23. DIVESTITURES, RESTRUCTURING AND INTEGRATION/REALIGNMENT COSTS

During 1997, the Company sold its Chandler, Flow and Birtcher divisions for gains of $10.6 million. The proceeds from the divestitures were $23 million. As part of a plan to reposition its operations, the Company recorded restructuring charges of $4.9 million, which were mainly related to employee separation costs. The Company also incurred integration costs of $3.3 million as part of its consolidation effort. These gains and costs were included in selling, general and administrative expenses in 1997.

24. SUBSEQUENT EVENTS

In early January 1998, the Company sold its Rotron division, which manufactures fans, blowers and motors, to Ametek, Inc. for approximately $103 million. In 1997, Rotron's sales were $70 million, and its operating income was $11.9 million ($.16 earnings per share).

In December 1997, the Company signed an agreement to sell its Sealol Industrial Seals division to TI Group, plc., for $100 million and to simultaneously purchase TI Group's Belfab division for $45 million. Belfab's 1997 sales were $30 million. These transactions are subject to regulatory and other approvals and are expected to close in the first half of 1998. Sealol Industrial Seals' 1997 sales were $88 million, and its operating income was $11.4 million ($.21 earnings per share).

The after-tax gain on the divestitures is expected to be approximately $90 million.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF EG&G, INC.:

We have audited the accompanying consolidated balance sheets of EG&G, Inc. (a Massachusetts corporation) and subsidiaries as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 28, 1997, December 29, 1996 and December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EG&G, Inc. and subsidiaries as of December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for the years ended December 28, 1997, December 29, 1996 and December 31, 1995, in conformity with generally accepted accounting principles.



/s/ARTHUR ANDERSEN LLP
----------------------
ARTHUR ANDERSEN LLP
BOSTON, MASSACHUSETTS
JANUARY 20, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a)   DIRECTORS

The information required by this Item with respect to Directors is contained on Pages 2 through 8 of the Company's 1998 Proxy Statement under the captions "Election of Directors" and "Information Relative to the Board of Directors and Certain of its Committees" and is herein incorporated by reference.

b)   EXECUTIVE OFFICERS

The information required by this item with respect to Executive Officers is contained in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed by this Item is contained in Pages 15 - 21 of the Company's 1998 Proxy Statement from under the caption "Summary Compensation Table" up to and including "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Value Option Table" and Notes thereto, and is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is contained on Pages 9 - 10 of the Company's 1998 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:

     1.  FINANCIAL STATEMENTS

         Included in Part II, Item 8:

               Consolidated Balance Sheet as of December 28, 1997 and December 29, 1996

               Consolidated Statement of Operations for the Three Years Ended December 28, 1997

               Consolidated Statement of Stockholders' Equity for the Three Years Ended December 28, 1997

               Consolidated Statement of Cash Flows for the Three Years Ended December 28, 1997

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

         3.2 The Company's By-Laws as amended and restated by the Board of Directors on December 17,1997.

         4.1 The form of certificate used to evidence ownership of EG&G Common Stock, $1 par value, was filed as Exhibit 4(a) to EG&G's Registration Statement on Form S-3, File No. 2-69642 and is herein incorporated by reference.

         4.2 Form of Indenture dated June 28, 1995 between the Company and the First National Bank of Boston, as Trustee, was filed with the Commission as Exhibit 4.1 to EG&G's Registration Statement on Form S-3, File No. 33-59675 and is herein incorporated by reference.

         *10.1 EG&G, Inc. Supplemental Executive Retirement Plan revised as of April 19, 1995 was filed as Exhibit 10.1 to EG&G's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and is herein incorporated by reference.

         *10.2 EG&G, Inc. Economic Value Added Plan as amended and restated by the EG&G, Inc. Board of Directors on December 17, 1997.

         10.3 3-Year Competitive Advance and Revolving Credit Facility Agreement ("3-Year Agreement") dated as of March 21, 1994 among EG&G, Inc., the Lenders Named Herein and Chemical Bank as Administrative Agent; Amendment No. 1 to 3-Year Agreement dated as of March 15, 1995; and Amendment No. 2 to 3-Year Agreement dated as of March 14, 1996 were filed as Exhibit 10.3 to EG&G's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and are herein incorporated by reference. Amendment No. 3 to 3-Year Agreement dated as of March 7, 1997 was filed as Exhibit 10.3 to EG&G's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 and is herein incorporated by reference.

         10.4 Termination, Replacement and Restatement Agreement dated as of March 6, 1998 among EG&G, Inc., the Lenders Named Herein and The Chase Manhattan Bank (as successor to Chemical Bank) as Administrative Agent is attached hereto as Exhibit 10.4. The 364-Day Competitive Advance and Revolving Credit Facility Agreement ("364-Day Agreement") dated as of March 21, 1994 among EG&G, Inc., the Lenders Named Herein and Chemical Bank as Administrative Agent; Amendment No. 1 to 364-Day Agreement dated as of March 15, 1995 and Amendment No. 2 to 364-Day Agreement dated as of March 14, 1996 were filed as Exhibit 10.4 to EG&G's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and are herein incorporated by reference. Amendment No. 3 to 364-Day Agreement dated as of March 7, 1997 was filed as Exhibit 10.4 to EG&G's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 and is herein incorporated by reference.

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

         (5) Employment contract between Dr. Amitava Datta and EG&G dated April 22, 1997.

         (6) Employment contract between Daniel T. Heaney and EG&G dated June 1, 1995.

         (7) Employment contract between Deborah S. Lorenz and EG&G dated November 1, 1993.

         (8) Employment contract between Donald H. Peters and EG&G dated November 1, 1993.

         (9) Employment contract between William J. Ribaudo and EG&G dated March 29, 1996.

         (10) Employment contract between Theodore P. Theodores and EG&G dated April 23, 1996.

Except for the name of the officer in the employment contracts identified by numbers 3 through and including 10, the form of said employment contracts is identical in all respects. The employment contracts identified by numbers 1 and 2 are identical to each other and are virtually identical to the contracts identified by numbers 3 through 10 except that they provide for a longer contract term, three years as opposed to one year. The employment contract between John F. Alexander, II and EG&G is representative of the employment contracts of the executive officers and is attached hereto as
Exhibit 10.5.


         *10.6 The EG&G, INC. 1982 INCENTIVE STOCK OPTION PLAN was filed as
         Exhibit 4(v) to EG&G's Registration Statement on Form S-8, File No. 33-36082 and is herein incorporated by reference.

         *10.7 The EG&G, Inc. 1992 STOCK OPTION PLAN was filed as Exhibit 4(vi) to EG&G's Registration Statement on Form S-8, File No. 333-32059 and is herein incorporated by reference.

         21    Subsidiaries of the Registrant.

         23    Consent of Independent Public Accountants.

         24    Power of Attorney (appears on signature page).

         27    Financial Data Schedule.

*This exhibit is a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

     (b) REPORTS ON FORM 8-K

A report on Form 8-K was filed with the Commission on October 24, 1997 regarding a press release containing the Company's financial results for the quarter ended September 28, 1997.

A report on Form 8-K was filed with the Commission on December 23, 1997 regarding an agreement to sell the business and assets of the company's Industrial Seals Division to TI Group, plc., and to simultaneously purchase TI Group's Belfab Division.

     (c) PROXY STATEMENT

EG&G's 1998 Proxy Statement, in definitive form, was filed electronically on March 4, 1998, with the Securities and Exchange Commission in Washington, D.C. pursuant to the Commission's Rule 14a-6.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULES

To EG&G, Inc.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of EG&G, Inc. included in this Form 10-K and have issued our report thereon dated January 20, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
-----------------------
Arthur Andersen LLP
Boston, Massachusetts
January 20, 1998

                                   SCHEDULE II

                           EG&G, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 28, 1997

(In thousands)                                           Additions
                                                    (Subtractions)
                                          Balance          Charged          Accounts                            Balance
                                     at Beginning       (Credited)           Charged                             at End
Description                               of Year        to Income               Off            Other           of Year
-----------                          ------------   --------------          --------            -----           -------

Reserve for
Doubtful Accounts
-----------------

Year Ended December 31, 1995               $5,820           $ (468)          $(1,214)           $ 218            $4,356

Year Ended December 29, 1996               $4,356           $2,055           $(2,217)           $  47            $4,241

Year Ended December 28, 1997               $4,241           $2,234           $(1,388)           $(295)           $4,792

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our reports dated January 20, 1998, included in this Form 10-K, into Registration Statements previously filed by EG&G, Inc. on, respectively, Form S-8, File No. 2-98168; Form S-8, File No. 33-36082; Form S-8, File No. 33-35379; Form S-8, File No. 33-49898; Form S-8, File No. 33-57606; Form S-8,
File No. 33-54785; Form S-8, File No. 33-62805; Form S-8, File No. 333-8811;
Form S-8, File No. 333-32059; Form S-8, File No. 333-32463 and Form S-3, File No. 33-59675.

/s/Arthur Andersen LLP
----------------------
Arthur Andersen LLP
Boston, Massachusetts

March 23, 1998

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

                                               EG&G, INC.


MARCH 23, 1998                                 BY: /s/ JOHN M. KUCHARSKI
                                               ---------------------------------
                                               JOHN M. KUCHARSKI
                                               CHAIRMAN OF THE BOARD
                                               AND CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL EXECUTIVE OFFICER)

MARCH 23, 1998                                 BY: /s/ JOHN F. ALEXANDER, II
                                               ---------------------------------
                                               JOHN F. ALEXANDER, II
                                               SENIOR VICE PRESIDENT AND CHIEF
                                                FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)

MARCH 23, 1998                                 BY: /s/ WILLIAM J. RIBAUDO
                                               ---------------------------------
                                               WILLIAM J. RIBAUDO
                                               CORPORATE CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

BY: /s/ JOHN M. KUCHARSKI
    -----------------------------------
    JOHN M. KUCHARSKI, DIRECTOR
DATE: MARCH 23, 1998

BY: /s/ TAMARA J. ERICKSON
    -----------------------------------
    TAMARA J. ERICKSON, DIRECTOR
DATE: MARCH 12, 1998

BY: /s/ JOHN B. GRAY
    -----------------------------------
   JOHN B. GRAY, DIRECTOR
DATE: MARCH 23, 1998

BY: /s/ KENT F. HANSEN
    -----------------------------------
    KENT F. HANSEN, DIRECTOR
DATE: MARCH 12, 1998

BY: /s/ JOHN F. KEANE
    -----------------------------------
    JOHN F. KEANE, DIRECTOR
DATE: MARCH 11, 1998

BY: /s/ NICHOLAS A. LOPARDO
    -----------------------------------
    NICHOLAS A. LOPARDO, DIRECTOR
DATE: MARCH 11, 1998

BY: /s/ GRETA E. MARSHALL
    -----------------------------------
    GRETA E. MARSHALL, DIRECTOR
DATE: MARCH 12, 1998

BY: /s/ MICHAEL C. RUETTGERS
    -----------------------------------
    MICHAEL C. RUETTGERS, DIRECTOR
DATE: MARCH 23, 1998

BY: /s/ GREGORY L. SUMME
    -----------------------------------
    GREGORY L. SUMME, DIRECTOR
DATE: MARCH 23, 1998

BY: /s/ JOHN LARKIN THOMPSON
    -----------------------------------
    JOHN LARKIN THOMPSON, DIRECTOR
DATE: MARCH 23, 1998

BY: /s/ G. ROBERT TOD
    -----------------------------------
    G. ROBERT TOD, DIRECTOR
DATE: MARCH 23, 1998

                                 EXHIBIT INDEX

Exhibit
Number                                   Exhibit Name
-------                                  ------------


3.2               EG&G, Inc. By-Laws as amended and restated by the EG&G, Inc.
                  Board of Directors on December 17, 1997.

10.2 EG&G, Inc. Economic Value Added Plan as amended and restated by the EG&G, Inc. Board of Directors on December 17, 1997.

10.4 Termination, Replacement and Restatement Agreement dated as of March 6, 1998 among EG&G, Inc., the Lenders Named Herein and The Chase Manhattan Bank (as successor to Chemical Bank) as Administrative Agent.

10.5              Employment Contract between John F. Alexander, II and EG&G,
                  Inc.

21                Subsidiaries of the Registrant.

27                Financial Data Schedule.