Form 10-Q
period 1998-03-29
EG&G INC
filed 1998-05-13
CIK 31791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 29, 1998

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

                                 (781) 237-5100
                                 --------------
              (Registrant's telephone number, including area code)

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

                                           Yes    X    No
                                               -------    -------
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                           Outstanding at April 26, 1998
           -----                           -----------------------------
  Common Stock, $1 par value                        45,418,000
                                            (Excluding treasury shares)

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements
                                  --------------------

                           EG&G, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

          For the Three Months Ended March 29, 1998 and March 30, 1997

                                   (Unaudited)
                                   -----------

                                                        (In Thousands Except Per Share Data)
                                                        ------------------------------------
                                                                 Three Months Ended
                                                                 ------------------
                                                                MAR 29,      MAR 30,
                                                                   1998         1997
                                                                   ----         ----
Sales:
Products ..................................................    $200,402     $202,513
Services ..................................................     155,534      144,493
                                                               --------     --------
Total Sales ...............................................     355,936      347,006
                                                               --------     --------

Cost of Sales:
Products ..................................................     128,256      131,371
Services ..................................................     136,504      128,268
                                                               --------     --------
Total Cost of Sales .......................................     264,760      259,639
Research and Development Expenses .........................      11,042       11,154
Selling, General and Administrative Expenses ..............      61,315       59,658
Restructuring Charges (Note 2) ............................      31,400           --
Gains on Dispositions (Note 3) ............................     (67,478)          --
                                                               --------     --------

Operating Income From
   Continuing Operations ..................................      54,897       16,555

Other Income (Expense), Net (Note 4) ......................      (1,202)      (2,058)
                                                               --------     --------

Income From Continuing Operations
   Before Income Taxes ....................................      53,695       14,497
Provision for Income Taxes ................................      19,212        4,929
                                                               --------     --------
Income From Continuing Operations .........................      34,483        9,568
Income From Discontinued Operations,
   Net of Income Taxes (Note 5) ...........................          --          458
                                                               --------     --------
Net Income ................................................    $ 34,483     $ 10,026
                                                               ========     ========

Basic Earnings Per Share:
Continuing Operations .....................................    $    .76     $    .21
Discontinued Operations ...................................          --          .01
                                                               --------     --------
Net Income ................................................    $    .76     $    .22
                                                               ========     ========

Diluted Earnings Per Share:
Continuing Operations .....................................    $    .75     $    .21
Discontinued Operations ...................................          --          .01
                                                               --------     --------
Net Income ................................................    $    .75     $    .22
                                                               ========     ========

Cash Dividends Per Common Share ...........................    $    .14     $    .14
                                                               ========     ========

Weighted Average Shares of Common Stock Outstanding:
Basic .....................................................      45,262       46,220
Diluted ...................................................      45,766       46,437

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                   As of March 29, 1998 and December 28, 1997

                  (Dollars in Thousands Except Per Share Data)
                  --------------------------------------------

                                                            MAR 29,      DEC 28,
                                                               1998         1997
                                                               ----         ----

                                                         (Unaudited)
                                                          ---------
Current Assets:
Cash and cash equivalents .............................    $102,895     $ 57,934
Accounts receivable (Note 6) ..........................     235,744      243,963
Inventories (Note 7) ..................................     116,728      112,875
Other current assets ..................................      73,238       73,414
                                                           --------     --------
Total Current Assets ..................................     528,605      488,186
                                                           --------     --------
Property, Plant and Equipment:
At cost (Note 8) ......................................     462,925      482,382
Accumulated depreciation and amortization .............    (293,336)    (301,239)
                                                           --------     --------
Net Property, Plant and Equipment .....................     169,589      181,143
                                                           --------     --------
Investments (Note 9) ..................................      16,710       16,730
Intangible Assets .....................................      80,557       79,257
Other Assets ..........................................      66,586       66,787
                                                           --------     --------
Total Assets ..........................................    $862,047     $832,103
                                                           ========     ========

Current Liabilities:
Short-term debt .......................................    $     62     $ 46,167
Accounts payable ......................................      78,478       73,360
Accrued restructuring costs (Note 2) ..................      25,191           --
Accrued expenses (Note 10) ............................     192,236      166,088
                                                           --------     --------
Total Current Liabilities .............................     295,967      285,615
                                                           --------     --------
Long-Term Debt ........................................     114,776      114,863
Long-Term Liabilities .................................     101,658      103,237
Contingencies
Stockholders' Equity:
Preferred stock - $1 par value, authorized
   1,000,000 shares; none outstanding .................          --           --
Common stock - $1 par value, authorized
   100,000,000 shares; issued 60,102,000 shares........      60,102       60,102
Retained earnings .....................................     568,760      540,379
Accumulated other comprehensive loss (Note 11) ........      (6,822)      (3,857)
Cost of shares held in treasury;
   14,816,000 shares at March 29, 1998 and
   14,769,000 shares at December 28, 1997 .............    (272,394)    (268,236)
                                                           --------     --------
Total Stockholders' Equity ............................     349,646      328,388
                                                           --------     --------
Total Liabilities and Stockholders' Equity ............    $862,047     $832,103
                                                           ========     ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

          For the Three Months Ended March 29, 1998 and March 30, 1997

                                   (Unaudited)
                                   -----------

                                                                        (In Thousands)
                                                                        --------------
                                                                      Three Months Ended
                                                                      ------------------

                                                                     MAR 29,      MAR 30,
                                                                        1998         1997
                                                                        ----         ----
Cash Flows Provided by (Used in) Operating Activities:
Net income .....................................................    $ 34,483     $ 10,026
Deduct net income from discontinued operations .................          --         (458)
                                                                    --------     --------
Income from continuing operations ..............................      34,483        9,568
Adjustments to reconcile income from continuing operations
   to net cash provided by (used in) continuing operations:
Noncash portion of restructuring charges .......................       6,209           --
Restructuring charges to be paid in future periods .............      25,191           --
Depreciation and amortization ..................................      12,160       10,785
Gains on dispositions and investments, net .....................     (67,846)      (1,750)
Changes in assets and liabilities, net of
   effects from companies  purchased and divested:
Decrease (increase) in accounts receivable .....................      (1,742)       6,481
Increase in inventories ........................................      (9,232)      (5,253)
Increase (decrease) in accounts payable ........................       7,881       (6,120)
Increase (decrease) in accrued expenses ........................      12,716       (7,610)
Change in prepaid expenses and other ...........................      (9,911)      (7,910)
                                                                    --------     --------
Net Cash Provided by (Used in) Continuing Operations ...........       9,909       (1,809)
Net Cash Provided by Discontinued Operations ...................          62          457
                                                                    --------     --------
Net Cash Provided by (Used in) Operating Activities ............       9,971       (1,352)
                                                                    --------     --------

Cash Flows Provided by (Used In) Investing Activities:
Capital expenditures ...........................................      (9,246)     (14,066)
Proceeds from dispositions of businesses and sales
   of property, plant and equipment ............................     108,398        5,233
Cost of acquisitions ...........................................      (9,514)          --
Proceeds from sales of investment securities ...................       2,093          336
Other ..........................................................          --         (443)
                                                                    --------     --------
Net Cash Provided by (Used in) Investing Activities ............      91,731       (8,940)
                                                                    --------     --------

Cash Flows Provided by (Used in) Financing Activities:
Increase (decrease) in commercial paper ........................     (45,844)      18,961
Proceeds from issuance of common stock .........................       7,537        4,210
Purchases of common stock ......................................     (11,446)     (11,551)
Cash dividends .................................................      (6,351)      (6,488)
Other ..........................................................        (346)       1,120
                                                                    --------     --------
Net Cash Provided by (Used in) Financing Activities ............     (56,450)       6,252
                                                                    --------     --------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents ............................................        (291)      (1,425)
                                                                    --------     --------
Net Increase (Decrease) in Cash and Cash Equivalents ...........      44,961       (5,465)

Cash and cash equivalents at beginning of period ...............      57,934       47,846
                                                                    --------     --------
Cash and cash equivalents at end of period .....................    $102,895     $ 42,381
                                                                    ========     ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   -----------

(1)  Basis of Presentation
--------------------------
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The balance sheet amounts as of December 28, 1997 in this report were extracted from the Company's audited 1997 financial statements included in the latest annual report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 29, 1998 and the results of operations and cash flows for the three months ended March 29, 1998 and March 30, 1997. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 29, 1998 are not necessarily to be considered indicative of the results for the entire year.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, in June 1997. The statement establishes standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports. The required disclosures for SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, will be included in the Company's 1998 annual report on Form 10-K.

(2)  Restructuring Charges
--------------------------
During the first quarter of 1998, management developed a plan to restructure certain businesses to attain the Company's business goals. The plan resulted in pre-tax restructuring charges of $31.4 million. The principal actions in the restructuring plan include close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower-cost geographic locations, disposal of under-utilized assets, withdrawal from certain product lines and general cost reductions. The restructuring plan is expected to result in the termination of the jobs of approximately 600 employees. The major components of the restructuring charges were $20 million of employee separation costs, $6 million of noncash charges to dispose of certain product lines and assets through sale or abandonment and $5 million of charges to terminate lease and other contractual obligations no longer required as a result of the restructuring plan. The charges do not include additional costs associated with the restructuring plan, such as voluntary early retirement programs, training, consulting, purchase of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred.

(3) Gains on Dispositions
-------------------------
In early January 1998, the Company sold its Rotron division to Ametek, Inc. for $103 million in cash, resulting in a pre-tax gain of $64.4 million. During the first quarter of 1998, the Company also sold a small product line for $4 million in cash, resulting in a pre-tax gain of $3.1 million. The after-tax gain on these divestitures was $45.2 million, or $1.00 basic earnings per share. Rotron, which manufactures fans, blowers and motors, had 1997 sales of $70 million and operating income of $11.9 million ($.16 earnings per share).

                           EG&G, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   -----------

(4)  Other Income (Expense)
---------------------------
Other income (expense), net, consisted of the following:

                                    (In Thousands)
                                    --------------
                                  Three Months Ended
                                  ------------------
                                 MAR 29,     MAR 30,
                                    1998        1997
                                    ----        ----
Interest income..............    $   995     $   420
Interest expense.............     (2,641)     (2,870)
Other........................        444         392
                                 -------     -------
                                 $(1,202)    $(2,058)
                                 =======     =======

(5)  Discontinued Operations
----------------------------
The former Department of Energy (DOE) Support segment, which has provided services under management and operations contracts, is presented as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. The Mound contract, which was the Company's last DOE management and operations contract, expired on September 30, 1997.

Summary operating results of the discontinued operations were as follows:

                                         (In Thousands)
                                         --------------
                                       Three Months Ended
                                       ------------------
                                             MAR 30,
                                                1997
                                                ----
Sales                                        $24,640
Costs and expenses......................      23,936
                                             -------
Income from discontinued
   operations before income taxes.......         704
Provision for income taxes                       246
                                             -------
Income from discontinued operations,
   net of income taxes..................     $   458
                                             =======


The Company is in the process of negotiating contract closeouts and does not anticipate incurring any material loss in excess of previously established reserves.

(6)  Accounts Receivable
------------------------
Accounts receivable as of March 29, 1998 and December 28, 1997 included unbilled receivables of $43 million and $48 million, respectively, which were due primarily from U.S. government agencies. Accounts receivable were net of reserves for doubtful accounts of $4.4 million and $4.8 million as of March 29, 1998 and December 28, 1997, respectively.

(7)  Inventories
----------------
Inventories consisted of the following:

                                    (In Thousands)
                                    --------------
                                  MAR 29,     DEC 28,
                                     1998        1997
                                     ----        ----
Finished goods...............    $ 32,859    $ 31,570
Work in process..............      27,716      24,810
Raw Materials................      56,153      56,495
                                 --------    --------
                                 $116,728    $112,875
                                 ========    ========

                           EG&G, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   -----------


(8) Property, Plant and Equipment
---------------------------------
Property, plant and equipment, at cost, consisted of the following:

                                                          (In Thousands)
                                                          --------------
                                                        MAR 29,    DEC 28,
                                                           1998       1997
                                                           ----       ----
Land ...............................................   $ 12,178   $ 12,712
Buildings and leasehold improvements ...............    113,817    114,698
Machinery and equipment ............................    336,930    354,972
                                                       --------   --------
                                                       $462,925   $482,382
                                                       ========   ========

The decrease in property, plant and equipment resulted primarily from the sale of the Rotron division in January 1998.

(9) Investments
---------------
Investments consisted of the following:

                                                         (In Thousands)
                                                         --------------
                                                        MAR 29,    DEC 28,
                                                           1998       1997
                                                           ----       ----
Marketable investments .............................   $ 11,874   $ 11,197
Joint venture investments ..........................      4,959      5,591
Other investments ..................................        115        343
                                                       --------   --------
                                                         16,948     17,131
Investments classified as other current assets             (238)      (401)
                                                       --------   --------
                                                       $ 16,710   $ 16,730
                                                       ========   ========

At March 29, 1998, marketable investments, all classified as available for sale, had an aggregate market value of $11.9 million and gross unrealized holding gains of $1.3 million and gross unrealized holding losses of $0.2 million. The net unrealized holding gain on marketable investments, net of deferred taxes, reported as a component of accumulated other comprehensive loss in stockholders' equity, was $0.7 million at March 29, 1998.


(10)  Accrued Expenses
----------------------
Accrued expenses consisted of the following:

                                                          (In Thousands)
                                                          --------------
                                                        MAR 29,    DEC 28,
                                                           1998       1997
                                                           ----       ----
Payroll and incentives .............................   $ 18,794   $ 24,473
Employee benefits ..................................     50,305     48,936
Federal, non-U.S. and state income taxes ...........     39,963     22,352
Other accrued operating expenses ...................     83,174     70,327
                                                       --------   --------
                                                       $192,236   $166,088
                                                       ========   ========

                           EG&G INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   -----------

(11) Comprehensive Income
-------------------------
In the first quarter of 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. The statement established standards for reporting and display of comprehensive income and its components.

Comprehensive income (loss) consisted of the following:

                                                          (In Thousands)
                                                          --------------
                                                        Three Months Ended
                                                        ------------------
                                                       MAR 29,     MAR 30,
                                                         1998        1997
                                                         ----        ----
Net income ........................................  $ 34,483    $ 10,026
                                                     --------    --------

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments ..........    (3,178)    (10,811)
Unrealized gains on securities
                                                          213          62
                                                     --------    --------
Other comprehensive income (loss) .................    (2,965)    (10,749)
                                                     --------    --------

Comprehensive income (loss) .......................  $ 31,518    $   (723)
                                                     ========    ========

The components of accumulated other comprehensive income (loss) were as follows:

                                                        (In Thousands)
                                                        --------------
                                                      MAR 29,     DEC 28,
                                                         1998        1997
                                                         ----        ----
Foreign currency translation adjustments ..........  $ (7,558)   $ (4,380)
Unrealized gains on securities ....................       736         523
                                                     --------    --------
Accumulated other comprehensive income (loss) .....  $ (6,822)   $ (3,857)
                                                     --------    --------

(12) Subsequent Events
----------------------
In early April 1998, the Company sold its Sealol Industrial Seals division to the TI Group plc for cash of $100 million, resulting in an estimated after-tax gain of approximately $33 million. Sealol Industrial Seals, which manufactures mechanical seals, had 1997 sales of $88 million and operating income of $11.4 million ($.21 earnings per share).

In connection with the above transaction, the Company purchased the Belfab division of John Crane Inc., a unit of the TI Group, for $45 million in cash. The acquisition will be accounted for using the purchase method; the purchase price allocation has not yet been finalized. The acquisition's results of operations, which will be included in the consolidated results of the Company from the date of the acquisition, are not material to the consolidated results of operations.

             Item 2. Management's Discussion and Analysis of Results
                     -----------------------------------------------
                      of Operations and Financial Condition
                      -------------------------------------

                           EG&G, INC. AND SUBSIDIARIES

                              Results of Operations
                              ---------------------

The following industry segment information is presented as an aid to better understand the Company's operating results:

                                                         (In Thousands)
                                                         --------------
                                                       Three Months Ended
                                                       ------------------

                                                MAR 29,     MAR 30,    Increase
                                                   1998        1997   (Decrease)
                                                   ----        ----   ----------
Instruments
   Sales ...................................   $ 76,882    $ 71,674    $  5,208
   Operating Income (Loss) .................     (1,278)      6,135      (7,413)

Mechanical Components
   Sales ...................................   $ 59,855    $ 71,734    $(11,879)
   Operating Income ........................     65,448       7,615      57,833

Optoelectronics
   Sales ...................................   $ 63,665    $ 59,105    $  4,560
   Operating Income (Loss) .................     (6,293)        291      (6,584)

Technical Services
   Sales ...................................   $155,534    $144,493    $ 11,041
   Operating Income ........................      7,964       8,321        (357)

General Corporate Expenses .................   $(10,944)   $ (5,807)   $ (5,137)

Continuing Operations
   Sales ...................................   $355,936    $347,006    $  8,930
   Operating Income ........................     54,897      16,555      38,342

The operating income from continuing operations for the three months ended March 29, 1998 included restructuring charges of $31.4 million. The impact of these charges on each segment was as follows: Instruments-$7.1 million, Mechanical Components-$8.5 million, Optoelectronics- $8.6 million, Technical Services-$4.2 million and General Corporate Expenses-$3 million. The operating income from continuing operations for the three months ended March 29, 1998 also included $67.5 million of gains on dispositions of businesses in the Mechanical Components segment.

The discussion that follows is a summary analysis of the major changes in operating results by industry segment that occurred for the three months ended March 29, 1998 compared to the three months ended March 30, 1997.

Overview
The Company continues the realignment of its operating organization to position the Company for sustained long-term growth. The realignment includes the divestiture of businesses serving markets that do not meet our growth criteria or strategic direction. The Company divested the Rotron division in the first quarter of 1998 and the Sealol Industrial Seals division in the second quarter of 1998. The Company entered 1998 with fifteen operating divisions and plans to exit 1998 with five strategic business units. The Company intends to use the proceeds from recent divestitures to accelerate certain consolidation programs and to invest in acquisitions in strategic

                           EG&G, INC. AND SUBSIDIARIES
growth areas. The Company is emphasizing the ongoing program to reduce costs and to improve its overall operating processes.

                                                Sales              Operating Income
                                         --------------------    --------------------
(In Thousands)                               1998        1997        1998        1997
--------------                               ----        ----        ----        ----
As Reported ..........................   $355,936    $347,006    $ 54,897    $ 16,555
Restructuring Charges ................         --          --      31,400          --
Gains on Dispositions ................         --          --     (67,478)         --
1997 Gains, Net of Integration Costs..         --          --          --      (1,024)
Results of Divested Operations .......         --     (21,209)         --      (3,418)
                                         --------    --------    --------    --------
Base Operations ......................   $355,936    $325,797    $ 18,819    $ 12,113
                                         ========    ========    ========    ========

Sales from continuing operations increased 3% in the first quarter 1998 compared to 1997 while base operations sales (which excludes results of operations divested in 1997 and the first quarter of 1998) increased 9% in the first quarter of 1998. All four segments contributed to the increase in base operations sales. Income from continuing operations was $54.9 million in the first quarter of 1998. It included a $67.5 million pre-tax gain mainly from the sale of the Rotron division and a pre-tax restructuring charge of $31.4 million. The after-tax gain was $45.2 million ($1.00 basic earnings per share) while the after-tax restructuring charge was $22 million ($.49 basic earnings per share). Base operating income, excluding these two nonrecurring items, was $18.8 million compared to $12.1 million in 1997 for an increase of 55%.

Instruments

                                                Sales              Operating Income
                                         --------------------    --------------------
                                                                         (Loss)
                                                                         ------
(In Thousands)                               1998        1997        1998        1997
--------------                               ----        ----        ----        ----
As Reported ..........................   $ 76,882    $ 71,674    $ (1,278)   $  6,135
Restructuring Charges ................         --          --       7,100          --
1997 Gains, Net of Integration Costs..         --          --          --      (1,024)
Results of Divested Operations .......         --      (2,898)         --        (409)
                                         --------    --------    --------    --------
Base Operations ......................   $ 76,882    $ 68,776    $  5,822    $  4,702
                                         ========    ========    ========    ========

Sales increased 7% from last year while base operations sales increased 12%. All operations contributed to the sales increase, with the majority of it due to higher sales of medical diagnostics and research instruments. An operating loss was experienced for the quarter due to restructuring charges of $7.1 million. The restructuring plan is expected to result in annualized cost reductions of approximately $3 million which will be fully realized in the year 2000. Excluding the restructuring charges and results of divested operations, base operating income increased $1.1 million as the income earned on the higher sales level was partially offset by a nonrecurring charge for a litigation issue.

Mechanical Components

                                                Sales              Operating Income
                                         --------------------    --------------------
(In Thousands)                               1998        1997        1998        1997
--------------                               ----        ----        ----        ----
As Reported ..........................   $ 59,855    $ 71,734    $ 65,448    $  7,615
Restructuring Charges ................         --          --       8,500          --
Gains on Dispositions ................         --          --     (67,478)         --
Results of Divested Operations........         --     (18,311)         --      (3,009)
                                         --------    --------    --------    --------
Base Operations ......................   $ 59,855    $ 53,423    $  6,470    $  4,606
                                         ========    ========    ========    ========

Sales decreased compared to last year due to the absence of the sales of the two divested divisions. Comparing base operations, sales increased $6.4 million due to higher demand for aerospace products, reflecting continuing strength in that market. Operating income increased

                           EG&G, INC. AND SUBSIDIARIES

$57.8 million and included gains on dispositions of $67.5 million, mainly as a result of the divestiture of the Rotron division in early 1998. Restructuring charges of $8.5 million were recorded during the quarter. On a base operations basis, operating income increased $1.9 million as a result of the higher sales in the aerospace business.

The Company sold the Rotron division in January 1998, for $103 million. In April 1998, the Company sold the Sealol Industrial Seals division to TI Group, plc for $100 million, while simultaneously purchasing TI Group's Belfab division for $45 million. Belfab's 1997 sales were $30 million. Sealol Industrial Seals division's 1998 first quarter sales were $23 million and its operating income was $2.1 million ($.04 basic earnings per share). The Company expects to realize an after tax gain in the range of $30-35 million from this divestiture.

Optoelectronics

                                                Sales              Operating Income
                                         --------------------    --------------------
                                                                         (Loss)
                                                                         ------
(In Thousands)                               1998        1997        1998        1997
--------------                               ----        ----        ----        ----
As Reported ..........................   $ 63,665    $ 59,105    $ (6,293)    $   291
Restructuring Charges.................         --          --       8,600          --
                                         --------    --------    --------     -------
Base Operations ......................   $ 63,665    $ 59,105    $  2,307     $   291
                                         ========    ========    ========     =======

Sales increased 8% due mainly to the growth in thermopile products introduced in 1997. An operating loss was incurred during the quarter as a result of restructuring charges of $8.6 million. The restructuring plan is expected to result in annualized cost reductions of $3 million which will by fully realized in the year 2000. Excluding the restructuring charges, base operating income increased $2 million over 1997 as a result of the sales increases and lower depreciation and amortization at IC Sensors due to a 1997 impairment charge. IC Sensors continued to operate at a loss. These increases were partially offset by a reimbursement to a government agency under a research and development agreement. The 1998 cost of the development effort for the Amorphous Silicon project continued at the $1.4 million level, while the development effort for the advanced micromachined sensor technology was $1.2 million. Approximately, the same amounts were spent on these projects in 1997.

Technical Services

                                                Sales              Operating Income
                                         --------------------    --------------------
(In Thousands)                               1998        1997        1998        1997
--------------                               ----        ----        ----        ----
As Reported ..........................   $155,534    $144,493    $  7,964    $  8,321
Restructuring Charges.................         --          --       4,200          --
                                         --------    --------    --------    --------
Base Operations ......................   $155,534    $144,493    $ 12,164    $  8,321
                                         ========    ========    ========    ========

Sales increased 8% in 1998 as a result of the new Defense Logistics Agency contract, higher automotive testing sales and additional billings under our Services division's contracts. These increases were partially offset by the effect of a communication systems development contract which concluded last year. Operating income decreased as a result of $4.2 million of restructuring charges. The restructuring plan is expected to result in annualized cost reductions of $2 million which will be fully realized in the year 2000. Excluding the restructuring charge, base operating income increased 46% due to the higher sales levels and improved grades at Defense Materials and the 1997 close-down of the environmental division which incurred a loss last year.

Future performance could be affected by the NASA and Air Force decision to consolidate and recompete the base operations contracts at the Kennedy Space Center, Cape Canaveral Air Station and certain functions at Patrick Air Force Base in an effort to eliminate duplication and reduce costs. It is anticipated that the resultant contract would be effective October 1, 1998. The Company is participating in the recompetition for the new contract as part of a joint venture.

                           EG&G, INC. AND SUBSIDIARIES

General Corporate Expenses
The $5.1 million increase was primarily due to $3 million of restructuring charges, higher management incentive accruals and management transition costs. The restructuring plan is expected to result in annualized cost reductions of $2 million which will be fully realized in the year 2000.

Other
The $0.9 million net decrease in other expenses was mainly due to higher interest income resulting from the proceeds on dispositions. The 1998 effective tax rate of 35.8% was higher as compared to 34.1% in 1997, primarily due to changes in the geographical distribution of income.

Restructuring Charges
During the first quarter of 1998, management developed a plan to restructure certain businesses to attain the Company's business goals. The plan resulted in pre-tax restructuring charges of $31.4 million. The principal actions in the restructuring plan include close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower-cost geographic locations, disposal of under-utilized assets, withdrawal from certain product lines and general cost reductions. The restructuring plan is expected to result in the elimination of approximately 600 jobs. These actions are expected to result in pre-tax savings of approximately $3-4 million in 1998. As the plan will be completely implemented in 1999, the pre-tax savings are expected to be $10-12 million in the year 2000. The major components of the restructuring charges were $20 million of employee separation costs, $6 million of noncash charges to dispose of certain product lines and assets through sale or abandonment and $5 million of charges to terminate lease and other contractual obligations no longer required as a result of the restructuring plan. The charges do not include additional costs associated with the restructuring plan, such as voluntary early retirement programs, training, consulting, purchase of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred.

Discontinued Operations
Income from discontinued operations, net of income taxes, in 1997 reflected the Mound contract which expired in September 1997. The Company is in the process of negotiating contract closeouts and does not anticipate incurring a material loss in excess of previously established reserves.

                               Financial Condition
                               -------------------

The Company's cash and cash equivalents increased $45 million in 1998 while commercial paper borrowings of $46 million at year end 1997 were eliminated. The main reason for these changes were the proceeds from the sale of the Rotron division. Net cash provided by continuing operations was $9.9 million compared to $1.8 million net cash used in 1997. The favorable change was mainly due to increased earnings.

Capital expenditures were $9.2 million in the first quarter of 1998, a decrease of $4.8 million from the 1997 level and are expected to be at a level of $50-60 million for the year 1998. The implementation of the restructuring plan is expected to result in after-tax cash outlays of $16 million in the remainder of 1998 and into the first half of 1999. In April 1998, the Company realized gross proceeds of $100 million from the sale of the Sealol Industrial Seals division and used $45 million to purchase TI Group's Belfab division. The Company plans to use these proceeds along with proceeds from the sale of other businesses to accelerate certain consolidation programs and to invest in acquisitions in strategic growth areas.

                           EG&G, INC. AND SUBSIDIARIES

During the first quarter of 1998, the Company purchased 447,000 shares of its common stock through periodic purchases on the open market at a cost of $11.4 million.

The Company has two revolving credit agreements totaling $200 million. During the first quarter of 1998, the Company's $100 million 364-day credit facility was extended to March 1999. The Company did not draw down its credit facilities during the first quarter of 1998.

                                  Other Matters
                                  -------------

The Company utilizes software and related technologies throughout its business that will be affected by the Year 2000 problem, which is common to most corporations. The problem relates to the inability of microprocessors and data dependent software to correctly handle the year 2000 and beyond. The Company is addressing the effect of the Year 2000 problem on all of its critical systems and believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations. Based on current plans, the Company expects that such costs will not be material to the Company's results of operations in any year and will not have a material adverse impact on the liquidity or financial position of the Company.

                           Forward-Looking Information
                           ---------------------------

All statements contained herein that refer to a time after March 29, 1998, including the words will, will be, estimated to be, could be, expect, believe, will continue, expected to, and plan, or statements referring to goals, the future or future actions, continuing actions, trends, strategies, initiatives, challenges or opportunities, or which otherwise are not purely historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements, including the factors set forth below.

                      Factors Affecting Future Performance
                      ------------------------------------

In the Instruments, Mechanical Components, and Optoelectronics industry segments, future performance will be highly dependent on the technological success, market acceptance, competitive position of our businesses, product performance and ability to reach cost targets of new and continuing program initiatives. Improved operational efficiency will be required to offset increasing price pressure in many of the Company's product offerings. Other factors that may impact future earnings performance include the ability to replace sales and earnings lost through divestitures, potential issues related to economic and financial difficulties arising in Asia, unanticipated issues associated with the Year 2000 dating problem, and difficulty in attracting and retaining key personnel in certain areas. The future results of Optoelectronics segment are also dependent on management's ability to restore IC Sensors to break-even in the near term, the successful introduction of new products, improvement in manufacturing yields and implementation of cost reductions, including the successful transfer of assembly activities to lower-cost geographic locations.

In the Technical Services segment, the Company operates in a highly competitive procurement environment in the automotive testing and government services businesses. The income generated by many of our government contracts is dependent on meeting certain performance criteria. In accordance with government regulations, all of the Company's government contracts are subject to termination for the convenience of the government. NASA and the Air Force have decided to consolidate and recompete the base operations contract at the Kennedy Space

                           EG&G, INC. AND SUBSIDIARIES

Center, Cape Canaveral Air Station and certain functions at Patrick Air Force Base in an effort to eliminate duplication and reduce costs. It is anticipated that any resultant contract would be effective October 1, 1998. The Company is participating in the recompetition for the new contract as part of a joint venture.

Movements in foreign exchange rates could affect operating results. Effective tax rates in the future could be affected by changes in the geographical distribution of income, utilization of non-U.S. net operating loss carry-forwards, repatriation costs, resolution of outstanding tax audit issues and changes in the portfolio of businesses.

                                    Exhibits

                           EG&G, INC. AND SUBSIDIARIES



Exhibit 27 - Financial data schedule

                           PART II. OTHER INFORMATION

                           EG&G, INC. AND SUBSIDIARIES

                  Item 4. Results of Votes of Security Holders
                          ------------------------------------

(a)      The Company' annual meeting of stockholders was held on April 28, 1998.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors. All such nominees were elected for terms of one year each, and the number of Directors was fixed at eleven.

(c) The Stockholders voted 3,149,239 shares for and 32,233,003 shares against, with 1,070,361 shares abstaining and 4,308,640 shares not voting, on a proposal to urge the EG&G Directors to arrange for the prompt sale of the Company to the highest bidder.

                    Item 6. Exhibits and Reports on Form 8-K
                            --------------------------------

(a)      Exhibits incorporated by reference from Part I herein

         Exhibit 27 - Financial data schedule (submitted in electronic format only)

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on January 5, 1998 regarding an agreement to sell the Company's Rotron division to Ametek, Inc.

         The Company filed a report on Form 8-K on January 23, 1998 regarding the appointment of Gregory L. Summe as President and Chief Operating Officer.

         The Company filed a report on Form 8-K on February 3, 1998, which included a copy of a press release containing the Company's financial results for the quarter ended December 28, 1997.

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



Date May 11, 1998
     ------------