Form 10-Q
period 1998-06-28
EG&G INC
filed 1998-08-12
CIK 31791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 28, 1998

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

                45 William Street, Wellesley, Massachusetts 02481
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                           Yes    X    No
                                               -------    -------
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                           Outstanding at July 26, 1998
           -----                           ----------------------------
  Common Stock, $1 par value                        45,957,000
                                            (Excluding treasury shares)

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements
                                  --------------------

                           EG&G, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

       For the Three and Six Months Ended June 28, 1998 and June 29, 1997

                                   (Unaudited)
                                   -----------

                                                               (In Thousands Except Per Share Data)
                                                              ------------------------------------
                                                           Three Months Ended        Six Months Ended
                                                           ------------------        ----------------
                                                         JUN 28,      JUN 29,      JUN 28,      JUN 29,
                                                            1998         1997         1998         1997
                                                            ----         ----         ----         ----
Sales:
Products ...........................................   $ 192,353    $ 212,415    $ 392,755    $ 414,928
Services ...........................................     163,929      156,257      319,463      300,750
                                                       ---------    ---------    ---------    ---------
Total Sales ........................................     356,282      368,672      712,218      715,678
                                                       ---------    ---------    ---------    ---------

Cost of Sales:
Products ...........................................     121,478      138,686      249,734      270,057
Services ...........................................     147,071      140,302      283,575      268,570
                                                       ---------    ---------    ---------    ---------
Total Cost of Sales ................................     268,549      278,988      533,309      538,627
Research and Development Expenses ..................      10,941       11,919       21,983       23,073
Selling, General and Administrative Expenses .......      58,812       59,799      120,127      119,457
Restructuring Charges (Note 2) .....................      23,100           --       54,500           --
Asset Impairment Charge (Note 3) ...................       7,400       28,200        7,400       28,200
Gains on Dispositions (Note 4) .....................     (58,344)          --     (125,822)          --
                                                       ---------    ---------    ---------    ---------

Operating Income (Loss) From
   Continuing Operations ...........................      45,824      (10,234)     100,721        6,321

Other Income (Expense), Net (Note 5) ...............        (878)      (2,618)      (2,080)      (4,676)
                                                        ---------    ---------    ---------    ---------

Income (Loss) From Continuing Operations
   Before Income Taxes .............................      44,946      (12,852)      98,641        1,645
Provision for Income Taxes .........................      13,332          538       32,544        5,467
                                                       ---------    ---------    ---------    ---------
Income (Loss) From Continuing Operations ...........      31,614      (13,390)      66,097       (3,822)
Income From Discontinued Operations,
   Net of Income Taxes (Note 6) ....................          --        1,545           --        2,003
                                                       ---------    ---------    ---------    ---------
Net Income (Loss) ..................................   $  31,614    $ (11,845)   $  66,097    $  (1,819)
                                                       =========    =========    =========    =========

Basic Earnings (Loss) Per Share:
Continuing Operations ..............................   $     .69    $    (.29)   $    1.45    $    (.08)
Discontinued Operations ............................          --          .03           --          .04
                                                       ---------    ---------    ---------    ---------
Net Income (Loss) ..................................   $     .69    $    (.26)   $    1.45    $    (.04)
                                                       =========    =========    =========    =========

Diluted Earnings (Loss) Per Share:
Continuing Operations ..............................   $     .68    $    (.29)   $    1.43    $    (.08)
Discontinued Operations ............................          --          .03           --          .04
                                                       ---------    ---------    ---------    ---------
Net Income (Loss) ..................................   $     .68    $    (.26)   $    1.43    $    (.04)
                                                       =========    =========    =========    =========

Cash Dividends Per Common Share ....................   $     .14    $     .14    $     .28    $     .28
                                                       =========    =========    =========    =========

Weighted Average Shares of
   Common Stock Outstanding:
Basic ..............................................      45,682       45,888       45,472       46,054
Diluted ............................................      46,446       46,007       46,110       46,217

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                    As of June 28, 1998 and December 28, 1997

                  (Dollars in Thousands Except Per Share Data)
                  --------------------------------------------

                                                       JUN 28,      DEC 28,
                                                          1998         1997
                                                          ----         ----

                                                    (Unaudited)
                                                    -----------
Current Assets:
Cash and cash equivalents ........................   $ 177,573    $  57,934
Accounts receivable (Note 7) .....................     213,088      243,963
Inventories (Note 8) .............................     104,851      112,875
Other current assets .............................      72,331       73,414
                                                     ---------    ---------
Total Current Assets .............................     567,843      488,186
                                                     ---------    ---------
Property, Plant and Equipment:
At cost (Note 9) .................................     439,089      482,382
Accumulated depreciation and amortization ........    (280,090)    (301,239)
                                                     ---------    ---------
Net Property, Plant and Equipment ................     158,999      181,143
                                                     ---------    ---------
Investments ......................................      17,343       16,730
Intangible Assets (Note 4) .......................     114,237       79,257
Other Assets .....................................      67,403       66,787
                                                     ---------    ---------
Total Assets .....................................   $ 925,825    $ 832,103
                                                     =========    =========

Current Liabilities:
Short-term debt ..................................   $      17    $  46,167
Accounts payable .................................      72,129       73,360
Accrued restructuring costs (Note 2) .............      41,247           --
Accrued expenses (Note 10) .......................     206,545      166,088
                                                     ---------    ---------
Total Current Liabilities ........................     319,938      285,615
                                                     ---------    ---------
Long-Term Debt ...................................     114,860      114,863
Long-Term Liabilities ............................     100,578      103,237
Contingencies
Stockholders' Equity:
Preferred stock - $1 par value, authorized
   1,000,000 shares; none outstanding ............          --           --
Common stock - $1 par value, authorized
   100,000,000 shares; issued 60,102,000 shares...      60,102       60,102
Retained earnings ................................     595,888      540,379
Accumulated other comprehensive loss (Note 11) ...      (4,643)      (3,857)
Cost of shares held in treasury;
    14,190,000 shares at June 28, 1998 and
    14,769,000 shares at December 28, 1997 .......    (260,898)    (268,236)
                                                      --------     --------

Total Stockholders' Equity .......................     390,449      328,388
                                                     ---------    ---------
Total Liabilities and Stockholders' Equity .......   $ 925,825    $ 832,103
                                                     =========    =========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

            For the Six Months Ended June 28, 1998 and June 29, 1997

                                   (Unaudited)
                                   -----------

                                                                                (In Thousands)
                                                                                --------------
                                                                               Six Months Ended
                                                                               ----------------

                                                                             JUN 28,      JUN 29,
                                                                                1998         1997
                                                                                ----         ----
Cash Flows Provided by Operating Activities:
Net income (loss) ......................................................   $  66,097    $  (1,819)
Deduct net income from discontinued operations .........................          --       (2,003)
                                                                           ---------    ---------
Income (loss) from continuing operations ...............................      66,097       (3,822)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
Noncash portion of restructuring charges ...............................      12,020           --
Restructuring charges to be paid in future periods .....................      41,247           --
Asset impairment charge ................................................       7,400       28,200
Depreciation and amortization ..........................................      23,339       21,289
Gains on dispositions and investments, net .............................    (126,184)      (2,063)
Changes in assets and liabilities, excluding
   effects from companies purchased and divested:
Decrease (increase) in accounts receivable .............................      10,841       (4,225)
Increase in inventories ................................................      (7,163)      (6,973)
Increase (decrease) in accounts payable ................................       5,042         (660)
Increase (decrease) in accrued expenses ................................      17,574       (1,013)
Change in prepaid and deferred taxes ...................................         (19)      (3,727)
Change in prepaid expenses and other ...................................     (13,858)     (11,225)
                                                                           ---------    ---------
Net Cash Provided by Continuing Operations .............................      36,336       15,781
Net Cash Provided by (Used in) Discontinued Operations .................        (100)       3,172
                                                                           ---------    ---------
Net Cash Provided by Operating Activities ..............................      36,236       18,953
                                                                           ---------    ---------

Cash Flows Provided by (Used in) Investing Activities:
Capital expenditures ...................................................     (18,514)     (26,418)
Proceeds from dispositions of businesses and sales
   of property, plant and equipment ....................................     205,168        5,433
Cost of acquisitions ...................................................     (54,647)      (3,611)
Proceeds from sales of investment securities ...........................       1,309        2,182
Other ..................................................................          --       (1,302)
                                                                           ---------    ---------
Net Cash Provided by (Used in) Investing Activities ....................     133,316      (23,716)
                                                                           ---------    ---------
Cash Flows Provided by (Used in) Financing Activities:
Increase (decrease) in commercial paper ................................     (45,844)      49,882
Proceeds from issuance of common stock .................................      20,910        4,252
Purchases of common stock ..............................................     (11,446)     (17,440)
Cash dividends .........................................................     (12,714)     (12,929)
Other ..................................................................        (309)      (1,524)
                                                                           ---------    ---------
Net Cash Provided by (Used in) Financing Activities ....................     (49,403)      22,241
                                                                           ---------    ---------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents ....................................................        (510)      (1,776)
                                                                           ---------    ---------
Net Increase in Cash and Cash Equivalents ..............................     119,639       15,702

Cash and cash equivalents at beginning of period .......................      57,934       47,846
                                                                           ---------    ---------
Cash and cash equivalents at end of period .............................   $ 177,573    $  63,548
                                                                           =========    =========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   -----------

(1)  Basis of Presentation
--------------------------
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The balance sheet amounts as of December 28, 1997 in this report were extracted from the Company's audited 1997 financial statements included in the latest annual report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 28, 1998, the results of operations for the three and six months ended June 28, 1998 and June 29, 1997 and cash flows for the six months then ended. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the six months ended June 28, 1998 are not necessarily to be considered indicative of the results for the entire year.

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

The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. The new statement is effective for fiscal years beginning after June 15, 1999; earlier adoption is allowed. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the effect that adoption of SFAS No. 133 will have or when the provisions of the statement will be adopted. However, the Company currently expects that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or financial position.

(2)  Restructuring Charges
--------------------------
During the second quarter of 1998, management expanded the continuing effort to restructure certain businesses to further improve the Company's performance. The plan resulted in pre-tax restructuring charges of $23.1 million. The principal actions in the restructuring plan include the integration of current operating divisions into five strategic business units, close-down or consolidation of a number of production facilities and general cost reductions. The restructuring plan is expected to result in the elimination of approximately 300 positions. The major components of the restructuring charges were $12 million of employee separation costs, $6 million of noncash charges to dispose of certain assets through sale or abandonment and $5 million of charges to terminate lease and other contractual obligations no longer required as a result of the restructuring plan.

During the first six months of 1998, management developed plans to restructure certain businesses to improve the Company's performance. The plans resulted in pre-tax restructuring charges of $54.5 million, of which $31.4 million was recorded in the first quarter and $23.1 million was recorded in the second quarter. The principal actions in the restructuring plans include close-down or consolidation of a number of offices and facilities, integration into five strategic business units, transfer of assembly activities to lower-cost geographic locations, disposal of under-utilized assets, withdrawal from certain product lines and general cost reductions. The restructuring plans are expected to result in the elimination of approximately 900 positions. The major components of the restructuring charges were $33 million of employee separation costs, $12 million of noncash charges to dispose of certain product lines and assets through sale or abandonment and

                           EG&G, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   -----------

$10 million of charges to terminate lease and other contractual obligations no longer required as a result of the restructuring plans. The charges do not include additional costs associated with the restructuring plans, such as training, consulting, purchase of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred.

(3) Asset Impairment Charge
---------------------------
During the second quarter of 1998, the Company recorded a $7.4 million noncash impairment charge related to an automotive testing facility that is part of the Technical Services segment. The impairment charge applied to fixed assets and resulted from projected changes in the principal customer's demand for services. The Company calculated the present value of expected cash flows of the testing facility to determine the fair value of the assets.

During the second quarter of 1997, the Company recorded a noncash impairment charge of $28.2 million, with $26.7 million related to IC Sensors and $1.5 million related to the goodwill of an environmental services business. As a result of IC Sensors' inability to achieve the improvements specified in its corrective action plan, it continued operating at a loss in the second quarter of 1997, triggering an impairment review of its long-lived assets. A revised operating plan was developed to restructure and stabilize the business. The revised projections by product line provided the basis for measurement of the asset impairment charge. The Company calculated the present value of expected cash flows of IC Sensors' product lines to determine the fair value of the assets. Accordingly, in the second quarter of 1997, the Company recorded an impairment charge of $26.7 million, for a write-down of goodwill of $13.6 million and fixed assets of $13.1 million.

(4) Gains on Dispositions
-------------------------
In early January 1998, the Company sold its Rotron division to Ametek, Inc. for $103 million in cash, resulting in a pre-tax gain of $64.4 million. During the first quarter of 1998, the Company also sold a small product line for $4 million in cash, resulting in a pre-tax gain of $3.1 million. The after-tax gain on these divestitures was $45.2 million, or $1.00 basic earnings per share. Rotron, which manufactures fans, blowers and motors, had 1997 sales of $70 million and operating income of $11.9 million ($.16 earnings per share).

In early April 1998, the Company sold its Sealol Industrial Seals division to the TI Group plc for cash of $100 million, resulting in a pre-tax gain of $58.3 million. The after-tax gain on this divestiture was $42.6 million, or $.93 basic earnings per share. Sealol Industrial Seals, which manufactures mechanical seals, had 1997 sales of $88 million and operating income of $11.4 million ($.21 earnings per share).

In connection with the above transaction, the Company purchased the Belfab division of John Crane Inc., a unit of the TI Group, for $45 million in cash. The acquisition was accounted for using the purchase method. While the Company has not yet finalized the purchase price allocation, the excess of the cost over the fair market value of the net assets acquired is estimated to be $32 million, which is being amortized over 20 years using a straight-line method. Belfab's results of operations, which were included in the consolidated results of the Company from the date of the acquisition, are not material to the consolidated results of operations.

(5)  Other Income (Expense)
---------------------------
Other income (expense), net, consisted of the following:

                                              (In Thousands)
                                              --------------
                                Three Months Ended     Six Months Ended
                                ------------------     ----------------
                                JUN 28,    JUN 29,    JUN 28,    JUN 29,
                                   1998       1997       1998       1997
                                   ----       ----       ----       ----

Interest income .............   $ 2,158    $   559    $ 3,153    $   979
Interest expense ............    (2,449)    (3,126)    (5,090)    (5,996)
Other .......................      (587)       (51)      (143)       341
                                -------    -------    -------    -------
                                $  (878)   $(2,618)   $(2,080)   $(4,676)
                                =======    =======    =======    =======

Higher interest income on increased cash and lower interest expense on reduced debt levels resulted from the proceeds from dispositions of businesses.

                           EG&G, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   -----------

(6)  Discontinued Operations
----------------------------
The former Department of Energy (DOE) Support segment, which provided services under management and operations contracts, is presented as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. The Mound contract, which was the Company's last DOE management and operations contract, expired on September 30, 1997. The Company is in the process of negotiating contract closeouts and does not anticipate incurring any material loss in excess of previously established reserves.

(7)  Accounts Receivable
------------------------
Accounts receivable as of June 28, 1998 and December 28, 1997 included unbilled receivables of $37 million and $48 million, respectively, which were due primarily from U.S. government agencies. Accounts receivable were net of reserves for doubtful accounts of $5.4 million and $4.8 million as of June 28, 1998 and December 28, 1997, respectively.

(8)  Inventories
----------------
Inventories consisted of the following:

                                                          (In Thousands)
                                                          --------------
                                                        JUN 28,    DEC 28,
                                                           1998       1997
                                                           ----       ----
Finished goods ....................................... $ 25,898   $ 31,570
Work in process ......................................   25,599     24,810
Raw materials ........................................   53,354     56,495
                                                       --------   --------
                                                       $104,851   $112,875
                                                       ========   ========

(9) Property, Plant and Equipment
---------------------------------
Property, plant and equipment, at cost, consisted of the following:

                                                          (In Thousands)
                                                          --------------
                                                        JUN 28,    DEC 28,
                                                           1998       1997
                                                           ----       ----
Land ................................................. $ 12,383   $ 12,712
Buildings and leasehold improvements .................  110,947    114,698
Machinery and equipment ..............................  315,759    354,972
                                                       --------   --------
                                                       $439,089   $482,382
                                                       ========   ========

The decrease in property, plant and equipment resulted primarily from the sales of the Rotron and Sealol Industrial Seals divisions in 1998.

(10)  Accrued Expenses
----------------------
Accrued expenses consisted of the following:

                                                          (In Thousands)
                                                          --------------
                                                        JUN 28,    DEC 28,
                                                           1998       1997
                                                           ----       ----
Payroll and incentives ............................... $ 20,320   $ 24,473
Employee benefits ....................................   52,619     48,936
Federal, non-U.S. and state income taxes .............   36,471     22,352
Other accrued operating expenses .....................   97,135     70,327
                                                       --------   --------
                                                       $206,545   $166,088
                                                       ========   ========

                           EG&G, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   -----------

(11) Comprehensive Income
-------------------------
In the first quarter of 1998, the Company adopted the provisions of SFAS No.130,
Reporting   Comprehensive   Income.  The  statement  established  standards  for
reporting and display of comprehensive income and its components.

Comprehensive income (loss) consisted of the following:

                                                                                 (In Thousands)
                                                                                 --------------
                                                                   Three Months Ended      Six Months Ended
                                                                   ------------------      ----------------
                                                                  JUN 28,     JUN 29,     JUN 28,     JUN 29,
                                                                     1998        1997        1998        1997
                                                                     ----        ----        ----        ----

Net income (loss) ............................................   $ 31,614    $(11,845)   $ 66,097    $ (1,819)
                                                                 --------    --------    --------    --------

Other comprehensive income (loss), net of tax:
Gross foreign currency translation adjustments ...............       (485)     (2,116)     (3,663)    (12,927)
Reclassification adjustment for translation
   losses realized upon sale of Sealol Industrial
   Seals division ............................................      3,115          --       3,115          --
Unrealized gains (losses) on securities ......................       (451)       (216)       (238)       (154)
                                                                 --------    --------    --------    --------
Other comprehensive income (loss) ............................      2,179      (2,332)       (786)    (13,081)
                                                                 --------    --------    --------    --------

Comprehensive income (loss) ..................................   $ 33,793    $(14,177)   $ 65,311    $(14,900)
                                                                 ========    ========    ========    ========

The components of accumulated other comprehensive income (loss) were as follows:

                                                                    (In Thousands)
                                                                    --------------
                                                                  JUN 28,     DEC 28,
                                                                     1998        1997
                                                                     ----        ----
Foreign currency translation adjustments .....................   $ (4,928)   $ (4,380)
Unrealized gains on securities ...............................        285         523
                                                                 --------    --------
Accumulated other comprehensive income (loss) ................   $ (4,643)   $ (3,857)
                                                                 ========    ========

             Item 2. Management's Discussion and Analysis of Results
                     -----------------------------------------------
                      of Operations and Financial Condition
                      -------------------------------------

                           EG&G, INC. AND SUBSIDIARIES

                              Results of Operations
                              ---------------------

The following industry segment information is presented as an aid to better understand the Company's operating results:

                                                            (In Thousands)
                                                            --------------
                                     Three Months Ended                              Six Months Ended
                                     ------------------                              ----------------
                               JUN 28,      JUN 29,     Increase      JUN 28,      JUN 29,     Increase
                                  1998         1997    (Decrease)        1998         1997    (Decrease)
                                  ----         ----    ---------         ----         ----    ---------
Instruments
   Sales .................   $  79,454    $  72,350    $   7,104    $ 156,336    $ 144,024    $  12,312
   Operating Income ......       2,151        5,780       (3,629)         873       11,915      (11,042)

Mechanical Components
   Sales .................   $  43,960    $  74,298    $ (30,338)   $ 103,815    $ 146,032    $ (42,217)
   Operating Income ......      61,933        7,248       54,685      127,381       14,863      112,518

Optoelectronics
   Sales .................   $  68,939    $  65,767    $   3,172    $ 132,604    $ 124,872    $   7,732
   Operating Income (Loss)      (5,441)     (25,292)      19,851      (11,734)     (25,001)      13,267

Technical Services
   Sales .................   $ 163,929    $ 156,257    $   7,672    $ 319,463    $ 300,750    $  18,713
   Operating Income ......         299        8,334       (8,035)       8,263       16,655       (8,392)

General Corporate Expenses   $ (13,118)   $  (6,304)   $  (6,814)   $ (24,062)   $ (12,111)   $ (11,951)

Continuing Operations
   Sales .................   $ 356,282    $ 368,672    $ (12,390)   $ 712,218    $ 715,678    $  (3,460)
   Operating Income (Loss)      45,824      (10,234)      56,058      100,721        6,321       94,400

     The operating income from continuing operations for the three and six months ended June 28, 1998 included restructuring charges of $23.1 million and $54.5 million, respectively. The impact of these charges on each segment for the three and six months was as follows: Instruments-$5.4 million and $12.5 million, Mechanical Components-$1.4 million and $9.9 million, Optoelectronics-$11.7 million and $20.3 million, Technical Services-$3.7 million and $7.9 million, and General Corporate Expenses-$0.9 million and $3.9 million, respectively. Operating income for the three and six months ended June 28, 1998 included a $7.4 million asset impairment charge in Technical Services and a $3 million charitable contribution in General Corporate Expenses. Operating income for the three and six months ended June 28, 1998 also included gains of $58.3 million and $125.8 million, respectively, on dispositions of businesses in the Mechanical Components segment. The operating income (loss) from continuing operations for the three and six months ended June 29, 1997 included an asset impairment charge of $28.2 million. The impact of this charge was $26.7 million on the Optoelectronics segment and $1.5 million on the Technical Services segment. The discussion that follows is a summary analysis of the major changes in operating results by industry segment that occurred for the three and six months ended June 28, 1998 compared to the three and six months ended June 29, 1997.

                           EG&G, INC. AND SUBSIDIARIES

Overview
The Company is continuing the realignment of its operating organization to position the Company for sustained long-term growth. The realignment included the divestiture of businesses that serve markets which do not meet our growth criteria or strategic direction. The Company entered 1998 with fifteen operating divisions. The Company divested the Rotron division in the first quarter of 1998 and the Sealol Industrial Seals division in the second quarter of 1998. The Company intends to use the proceeds from recent divestitures to accelerate certain consolidation programs and to invest in acquisitions in strategic growth areas. The remaining businesses are being organized into five strategic business units. The Company is emphasizing its ongoing program to reduce costs and to improve its overall operating processes. As part of this program, the Company has taken restructuring charges in the first and second quarters of 1998.

Second Quarter

                                                                                         Operating Income
                                                                     Sales                    (Loss)
                                                                     -----                    ------
(In Thousands)                                                  1998        1997         1998         1997
--------------                                                  ----        ----         ----         ----
As Reported ............................................   $ 356,282   $ 368,672    $  45,824    $ (10,234)
Gains on Dispositions ..................................          --          --      (58,344)          --
Restructuring Charges ..................................          --          --       23,100           --
Asset Impairment Charge ................................          --          --        7,400      28, 200
Charitable Contribution (included in selling,
     general and administrative expenses) ..............          --          --        3,000           --
Results of Divested Operations .........................          --     (44,562)          --       (5,421)
                                                           ---------   ---------    ---------    ---------
Base Operations ........................................   $ 356,282   $ 324,110    $  20,980    $  12,545
                                                           =========   =========    =========    =========

Reported sales from continuing operations decreased 3% in the second quarter of 1998 compared to 1997, while base operations sales (which exclude the results of operations divested in 1997 and 1998) increased 10% to $356.3 million in the second quarter of 1998. Reported operating income from continuing operations was $45.8 million in the second quarter of 1998 and included net nonrecurring income of $24.8 million or $.41 basic earnings per share (see detailed schedule below). The reported operating loss of $10.2 million in 1997 included an asset impairment charge of $28.2 million. The after-tax charge in 1997 was $23.5 million ($.51 basic earnings per share). Base operating income (which excludes nonrecurring items and results of divested operations) was $21 million compared to $12.5 million in 1997 for an increase of 67%. All four industry segments contributed to the increase in base operations sales and income.

Summary of 1998 nonrecurring items:

                                                                                        Basic
                                                                                     Earnings
(In Thousands)                                           Before-Tax   After-Tax     Per Share
--------------                                           ----------   ---------     ---------
Gains on Dispositions ..................................   $ 58,300    $ 42,600      $    .93
Restructuring Charges ..................................    (23,100)    (17,600)         (.38)
Asset Impairment Charge ................................     (7,400)     (4,400)         (.10)
Charitable Contribution ................................     (3,000)     (1,900)         (.04)
                                                           --------    --------      --------
                                                           $ 24,800    $ 18,700      $    .41
                                                           ========    ========      ========

                           EG&G, INC. AND SUBSIDIARIES

Six Months

                                                                     Sales               Operating Income
                                                                     -----               ----------------
(In Thousands)                                                  1998        1997         1998         1997
--------------                                                  ----        ----         ----         ----
As Reported ............................................   $ 712,218   $ 715,678    $ 100,721    $   6,321
Gains on Dispositions ..................................          --          --     (125,822)          --
Restructuring Charges ..................................          --          --       54,500           --
Asset Impairment Charge ................................          --          --        7,400       28,200
Charitable Contribution (included in selling,
     general and administrative expenses) ..............          --          --        3,000           --
Results of Divested Operations .........................          --     (65,771)          --       (8,839)
1997 Gains, Net of Integration Costs ...................          --          --           --       (1,024)
                                                           ---------   ---------    ---------    ---------
Base Operations ........................................   $ 712,218   $ 649,907    $  39,799    $  24,658
                                                           =========   =========    =========    =========


Reported sales from continuing operations decreased slightly in 1998 compared to 1997, reflecting the lost sales of divested operations, while base operations sales increased 10%. Reported operating income from continuing operations was $100.7 million in 1998 and included net nonrecurring income of $60.9 million or $.92 basic earnings per share (see detailed schedule below). The 1997 reported operating income of $6.3 million included an asset impairment charge of $28.2 million. The after-tax impairment charge in 1997 was $23.5 million ($.51 basic earnings per share). Base operating income, excluding the nonrecurring items, increased 61% to $39.8 million from $24.7 million in 1997. All four segments contributed to the increase in base operations sales and income.
(See note 1 in Mechanical Components-Six Months)

Summary of 1998 nonrecurring items:

                                                                                           Basic
                                                                                        Earnings
(In Thousands)                                            Before-Tax    After-Tax      Per Share
--------------                                            ----------    ---------      ---------
Gains on Dispositions ..................................   $ 125,800    $  87,800      $    1.93
Restructuring Charges ..................................     (54,500)     (39,500)          (.87)
Asset Impairment Charge ................................      (7,400)      (4,400)          (.10)
Charitable Contribution ................................      (3,000)      (1,900)          (.04)
                                                           ----------   ---------      ---------
                                                           $  60,900    $  42,000      $     .92
                                                           ==========   =========      =========


Instruments
Second Quarter

                                                                     Sales               Operating Income
                                                                     -----               ----------------
(In Thousands)                                                  1998        1997         1998         1997
--------------                                                  ----        ----         ----         ----
As Reported ............................................   $  79,454   $  72,350    $   2,151    $   5,780
Restructuring Charges ..................................          --          --        5,394           --
Results of Divested Operations .........................          --      (2,387)          --         (282)
                                                           ---------   ---------    ---------    ---------
Base Operations ........................................   $  79,454   $  69,963    $   7,545    $   5,498
                                                           =========   =========    =========    =========

Reported sales increased 10% while base operations sales (which exclude results of divested operations) increased 14%. All operations contributed to the sales increase, with the majority of the increase due to higher sales of medical diagnostics products. Also contributing was the Isolab acquisition which was concluded late in the first quarter of 1998. Reported operating income of $2.2 million included restructuring charges of $5.4 million. The restructuring plan is expected to result in annualized cost reductions of approximately $3.8 million in the year 2000. Base operating income (which excludes nonrecurring items and results of divested operations) increased 37% as the income earned on the higher sales level and favorable product mix in medical diagnostics was partially offset by price reductions due to competitive pressures on conventional explosives-detection systems.

                           EG&G, INC. AND SUBSIDIARIES

Instruments
Six Months

                                                                     Sales               Operating Income
                                                                     -----               ----------------
(In Thousands)                                                  1998        1997         1998         1997
--------------                                                  ----        ----         ----         ----
As Reported ............................................   $ 156,336   $ 144,024    $     873    $  11,915
Restructuring Charges ..................................          --          --       12,494           --
Results of Divested Operations .........................          --      (5,285)          --         (691)
1997 Gains, Net of Integration Costs ...................          --          --           --       (1,024)
                                                           ---------   ---------    ---------    ---------
Base Operations ........................................   $ 156,336   $ 138,739    $  13,367    $  10,200
                                                           =========   =========    =========    =========

Reported sales increased 9% from last year and base operations sales increased 13% with all operations contributing to this increase. Higher sales of medical diagnostic products and the Isolab acquisition were the main contributors to the increase. The six-month restructuring charges were $12.5 million, and the restructuring plans are expected to result in annualized cost reductions of approximately $6.7 million in the year 2000. Base operating income was $13.4 million, an increase of $3.2 million (31%) over the comparable period in 1997. This increase was due to the income earned on the higher sales level partially offset by price reductions due to competitive pressures.


Mechanical Components
Second Quarter

                                                                     Sales               Operating Income
                                                                     -----               ----------------
(In Thousands)                                                  1998        1997         1998         1997
--------------                                                  ----        ----         ----         ----
As Reported ............................................   $  43,960   $  74,298    $  61,933    $   7,248
Gains on Dispositions ..................................          --          --      (58,344)          --
Restructuring Charges ..................................          --          --        1,370           --
Results of Divested Operations .........................          --     (42,175)          --       (5,139)
                                                           ---------   ---------    ---------    ---------
Base Operations ........................................   $  43,960   $  32,123    $   4,959    $   2,109
                                                           =========   =========    =========    =========

Reported sales decreased compared to last year due to the absence of the sales of the divested divisions. Base operations sales increased 37% to $44 million in 1998. The main contributor to the increase was the Belfab acquisition, which closed early in the second quarter. The remainder was due to higher demand for aerospace products, reflecting second quarter strength in that market. Reported operating income was $61.9 million in 1998 and included a gain on the divestiture of the Sealol Industrial Seals division of $58.3 million and restructuring charges of $1.4 million. Base operating income increased 135% as a result of higher sales in the aerospace business and cost productivity improvements.

Mechanical Components
Six Months

                                                                     Sales               Operating Income
                                                                     -----               ----------------
(In Thousands)                                                  1998        1997         1998         1997
--------------                                                  ----        ----         ----         ----
As Reported ............................................   $ 103,815   $ 146,032    $ 127,381    $  14,863
Gains on Dispositions ..................................          --          --     (125,822)          --
Restructuring Charges ..................................          --          --        9,870           --
Results of Divested Operations .........................          --     (60,486)          --       (8,148)
                                                           ---------   ---------    ---------    ---------
Base Operations (1) ....................................   $ 103,815   $  85,546    $  11,429    $   6,715
                                                           =========   =========    =========    =========


(1) Base operations include the results of the Sealol Industrial Seals division for the first quarters only of 1998 and 1997, with sales of approximately $23 million and operating income of approximately $2 million in both periods.

                           EG&G, INC. AND SUBSIDIARIES

Compared to last year, reported sales decreased due to the absence in 1998 of the sales of the divested divisions. Base operations sales increased 21% due to higher demand for aerospace products and, to a lesser extent, the Belfab acquisition. Reported operating income of $127.4 million in 1998 included gains on divestitures of $125.8 million and restructuring charges of $9.9 million. Base operating income increased 70% due mainly to income earned on the higher sales level and cost productivity improvements.

The Company sold the Rotron division in January 1998 for $103 million. In April 1998, the Company sold the Sealol Industrial Seals division to TI Group, plc for $100 million, while simultaneously purchasing TI Group's Belfab division for $45 million. Belfab's 1997 annual sales were $30 million. The Company realized gains of $125.8 million on dispositions.


Optoelectronics
Second Quarter

                                                                                         Operating Income
                                                                     Sales                    (Loss)
                                                                     -----                    ------
(In Thousands)                                                  1998        1997         1998         1997
--------------                                                  ----        ----         ----         ----
As Reported ............................................   $  68,939   $  65,767    $  (5,441)   $ (25,292)
Restructuring Charges ..................................          --         --        11,716           --
Asset Impairment Charge ................................          --         --            --       26,700
                                                           ---------   ---------   ----------    ---------
Base Operations ........................................   $  68,939   $  65,767   $    6,275    $   1,408
                                                           =========   =========   ==========    =========

Reported sales grew 5% to $68.9 million due to increases in the custom optoelectronic components and imaging businesses. The reported operating loss in 1998 included restructuring charges of $11.7 million, while the 1997 loss included a noncash asset impairment charge of $26.7 million. When fully implemented, the restructuring plan is expected to result in annualized cost reductions of $6 million in the year 2000. Excluding the nonrecurring charges, base operating income increased $4.9 million mainly as the result of the Company's success in operating IC Sensors at break-even compared to a loss in 1997. Contributing to a lesser extent was the income on the higher sales levels. During the second quarter of 1998, the Company spent $1 million on the amorphous silicon development project and $1.2 million on the advanced micromachined sensor development project, the same spending levels as 1997.

Optoelectronics
Six Months

                                                                                         Operating Income
                                                                     Sales                    (Loss)
                                                                     -----                    ------
(In Thousands)                                                  1998        1997         1998         1997
--------------                                                  ----        ----         ----         ----

As Reported .............................................  $ 132,604   $ 124,872    $ (11,734)   $ (25,001)
Restructuring Charges ...................................         --         --        20,316           --
Asset Impairment Charge .................................         --         --            --       26,700
                                                           ---------   ---------    ---------    ---------
Base Operations .........................................  $ 132,604   $ 124,872    $   8,582    $   1,699
                                                           =========   =========    =========    =========

Reported sales for the six months increased 6% to $132.6 million in 1998 compared to 1997. The increase resulted from higher sales in the custom optoelectronic components, imaging and thermopile businesses. The reported operating loss in 1998 included restructuring charges of $20.3 million while the 1997 reported loss included a noncash asset impairment charge of $26.7 million. When fully implemented in the year 2000, the restructuring plans are expected to result in annualized cost reductions of $9 million. Base operating income was $8.6 million in 1998, an increase of $6.9 million (405%). The increase resulted from the Company's success in operating IC Sensors at a lower loss and income earned on higher sales. The 1998 cost of the development effort for the amorphous silicon project was $2.5 million, while the development effort for the advanced micromachined sensor project was $2.4 million, which are approximately the same levels as 1997.

                           EG&G, INC. AND SUBSIDIARIES

Technical Services
Second Quarter

                                                                     Sales               Operating Income
                                                                     -----               ----------------
(In Thousands)                                                  1998        1997         1998         1997
--------------                                                  ----        ----         ----         ----
As Reported .............................................  $ 163,929   $ 156,257    $     299    $   8,334
Restructuring Charges ...................................         --          --        3,713           --
Asset Impairment Charge .................................         --          --        7,400        1,500
                                                           ---------   ---------    ---------    ---------
Base Operations .........................................  $ 163,929   $ 156,257    $  11,412    $   9,834
                                                           =========   =========    =========    =========

Reported sales increased 5% to $163.9 million compared with 1997 levels as a result of the new Defense Logistics Agency contract and billings under the new attack submarine contract for the Navy. These increases were partially offset by the effect of a communication systems development contract which concluded last year. 1998 reported operating income included $3.7 million of restructuring charges and a noncash asset impairment charge of $7.4 million related to the automotive testing business. The 1997 results included a $1.5 million impairment charge related to an environmental services business. Excluding the nonrecurring charges, base operating income increased 16% to $11.4 million compared with 1997. This increase was due to income earned on the higher sales partially offset by a decrease in the automotive testing business.

Technical Services
Six Months

                                                                     Sales               Operating Income
                                                                     -----               ----------------
(In Thousands)                                                  1998        1997         1998         1997
--------------                                                  ----        ----         ----         ----
As Reported .............................................  $ 319,463   $ 300,750    $   8,263    $  16,655
Restructuring Charges ...................................         --          --        7,913           --
Asset Impairment Charge .................................         --          --        7,400        1,500
                                                           ---------   ---------    ---------    ---------
Base Operations .........................................  $ 319,463   $ 300,750    $  23,576    $  18,155
                                                           =========   =========    =========    =========

Reported sales were $319.5 million in 1998, an increase of 6% over the 1997 level. The main contributors to the increase were the new Defense Logistics Agency contract, billings under the new attack submarine contract for the Navy and higher automotive testing sales. Partially offsetting these increases was the effect of a communication systems development contract which concluded last year. Reported operating income for 1998 included $7.9 million of restructuring charges and a noncash asset impairment charge of $7.4 million related to the automotive testing business, while 1997 results included a $1.5 million impairment charge related to an environmental services business. The restructuring plan is expected to result in annualized cost reductions of $3 million, which will be fully realized in the year 2000. Excluding the nonrecurring charges, base operating income increased 30% to $23.6 million. This increase resulted from the higher sales level and improved grades on the chemical weapons disposal contract and the 1997 close-down of an environmental services business which incurred a loss last year. Future performance could be affected by the NASA and Air Force decision to consolidate and recompete the base operations contracts at the Kennedy Space Center, Cape Canaveral Air Station and certain functions at Patrick Air Force Base in an effort to eliminate duplication and reduce costs. It is anticipated that the resultant contract will be awarded during the third quarter of 1998 and be effective October 1, 1998. The Company is participating in the recompetition for the new contract as part of a joint venture.


General Corporate Expenses
Second Quarter

                                                                 Operating Expenses
                                                                 ------------------
(In Thousands)                                                   1998          1997
--------------                                                   ----          ----
As Reported ............................................    $ (13,118)    $  (6,304)
Restructuring Charges ..................................          907            --
Charitable Contribution ................................        3,000            --
                                                           ----------     ---------
Base Operations ........................................   $   (9,211)    $  (6,304)
                                                           ==========     =========

                           EG&G, INC. AND SUBSIDIARIES

1998 reported expenses included a charitable contribution of $3 million, which is classified as selling, general and administrative expenses, and restructuring charges of $0.9 million. Excluding the nonrecurring charges, corporate expenses increased $2.9 million as a result of management transition costs and increased incentive costs.

General Corporate Expenses
Six Months

                                                                 Operating Expenses
                                                                 ------------------
(In Thousands)                                                   1998          1997
--------------                                                   ----          ----
As Reported ............................................    $ (24,062)    $ (12,211)
Restructuring Charges ..................................        3,907            --
Charitable Contribution ................................        3,000            --
                                                            ---------     ---------
Base Operations ........................................    $ (17,155)    $ (12,111)
                                                            =========     =========

1998 reported expenses included restructuring charges of $3.9 million and a charitable contribution of $3 million. Excluding the nonrecurring charges, corporate expenses increased $5 million as a result of management transition costs and increased incentive costs.

Other
The net decrease in other expense for the second quarter and six months was mainly due to higher interest income on increased cash and lower interest expense on reduced debt levels resulting from the proceeds from the 1998 dispositions. The 1998 effective tax rates for both the second quarter and six-month periods (29.7% and 33%, respectively) were impacted by the tax consequences of the nonrecurring items. Excluding the nonrecurring items and their related tax effects, the effective tax rate for the second quarter and six months of 1998 was 36% as planned. This rate is higher than the 1997 base effective tax rate of 34%, due primarily to changes in the geographical distribution of income resulting from the divestiture of the Sealol Industrial Seals division.

Restructuring Charges
During the second quarter of 1998, management expanded the continuing effort to restructure certain businesses to further improve the Company's performance. The plan resulted in pre-tax restructuring charges of $23.1 million. The principal actions in the restructuring plan include the integration of current operating divisions into five strategic business units, close-down or consolidation of a number of production facilities and general cost reductions. The restructuring plan is expected to result in the elimination of approximately 300 positions. These actions are expected to result in pre-tax savings of approximately $1 million in 1998. As the plan will be mainly implemented in 1999, the pre-tax savings are expected to be $11-13 million in the year 2000. The major components of the restructuring charges were $12 million of employee separation costs, $6 million of noncash charges to dispose of certain assets through sale or abandonment and $5 million of charges to terminate lease and other contractual obligations no longer required as a result of the restructuring plan. The charges do not include additional costs associated with the restructuring plans, such as training, consulting, purchase of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred.

During the first six months of 1998, management developed plans to restructure certain businesses to improve the Company's performance. The plans resulted in pre-tax restructuring charges of $54.5 million, of which $31.4 million was recorded in the first quarter and $23.1 million was recorded in the second quarter. The principal actions in the restructuring plans include close-down or consolidation of a number of offices and facilities, integration into five strategic business units, transfer of assembly activities to lower-cost geographic locations, disposal of under-utilized assets, withdrawal from certain product lines and general cost reductions. The restructuring plans are expected to result in the elimination of approximately 900 positions. These actions are expected to result in pre-tax savings of approximately $4 million in 1998. As the plan will be mainly implemented in 1999, the pre-tax savings are expected to be $22-24 million in the year 2000. The major components of the restructuring charges were $33 million of employee separation costs, $12 million of noncash charges to dispose of certain product lines and assets through sale or abandonment and $10 million of charges to terminate lease and other contractual obligations no longer required as a result of the restructuring plans.

                           EG&G, INC. AND SUBSIDIARIES

The charges do not include additional costs associated with the restructuring plans, such as training, consulting, purchase of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred.

Asset Impairment Charge
During the second quarter of 1998, the Company recorded a $7.4 million noncash impairment charge related to an automotive testing facility that is part of the Technical Services segment. The impairment charge resulted from projected changes in the principal customer's demand for services. The charge applied to fixed assets and will reduce future depreciation by approximately $1.4 million annually.

During the second quarter of 1997, the Company recorded a noncash impairment charge of $28.2 million with $26.7 million related to IC Sensors and $1.5 million related to an environmental services business. As a result of IC Sensors' inability to achieve the improvements specified in its corrective action plan, it continued operating at a loss in the second quarter of 1997, triggering an impairment review of its long-lived assets. A revised operating plan was developed to restructure and stabilize the business. The revised projections by product line provided the basis for measurement of the asset impairment charge of $26.7 million in the second quarter for a write-down of goodwill of $13.6 million and fixed assets of $13.1 million. The after-tax effect of this charge was $22 million ($.48 loss per share). The impairment charge reduces future depreciation and amortization by approximately $3 million annually. For 1997, IC Sensors lost $7.5 million, excluding the asset impairment charge. IC Sensors' performance in the second half of 1997 and first six months of 1998 was consistent with its revised operating plan. IC Sensors operated at break-even during the second quarter of 1998. The Company continues to evaluate performance against the revised operating plan and will continue to monitor the realizability of the remaining assets if the operation fails to meet this plan.

Discontinued Operations
Income from discontinued operations, net of income taxes, in 1997 reflected the results of the Mound contract which expired in September 1997. The Company is in the process of negotiating contract closeouts and does not anticipate incurring a material loss in excess of previously established reserves.

                               Financial Condition
                               -------------------

The Company's cash and cash equivalents increased $120 million in 1998 while commercial paper borrowings of $46 million at year-end 1997 were eliminated due to the proceeds from the sale of two divisions. Net cash provided by continuing operations during the first six months of 1998 was $36.3 million compared to $15.8 million net cash used in 1997. The favorable change was mainly due to collection of receivables and the accrued taxes on the higher income which will be paid in future quarters. Capital expenditures were $18.5 million in the first six months of 1998, a decrease of $7.9 million from the 1997 level and are expected to be at a level of $50-60 million for the year 1998. The implementation of the restructuring plans is expected to result in cash outlays of $26 million in the remainder of 1998 and into 1999. In 1998, the Company realized gross proceeds of over $200 million from the sales of the Rotron and Sealol Industrial Seals divisions and used $45 million to purchase TI Group's Belfab division. The Company plans to use these proceeds to accelerate certain consolidation programs and to invest in acquisitions in strategic growth areas. During the first six months of 1998, the Company purchased 447,000 shares of its common stock through periodic purchases on the open market at a cost of $11.4 million. The Company has two revolving credit agreements totaling $200 million. During the first quarter of 1998, the Company's $100 million 364-day credit facility was extended to March 1999. The Company did not draw down its credit facilities during the first six months of 1998.

                                  Other Matters
                                  -------------

The Company utilizes software and related technologies throughout its business that will be affected by the Year 2000 problem, which is common to most corporations. The problem relates to the inability of microprocessors and data dependent software to correctly handle the year 2000 and beyond. The Company is addressing the effect of the year 2000 on all of its critical systems and believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations. Based on current plans, the Company expects that such costs will not be material to the Company's results of operations in any year and will not have a material adverse impact on the liquidity or financial position of the Company.

                           EG&G INC. AND SUBSIDIARIES

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the new common currency, the "euro". The participating countries have agreed to adopt the euro as their common legal currency on that date. There will be a transition period between January 1, 1999 and January 1, 2002, during which the euro will be adopted into the operations. The Company has formed a cross-functional task force and has begun to assess the potential impact to the Company that may result from the euro conversion. Areas of assessment include the following: (1) cross-border price transparencies and the resulting competitive impact; (2) adaptation of information technology and other system requirements to accommodate euro transactions; (3) the impact on currency exchange rate risk; (4) the impact on existing contracts; (5) taxation and accounting. The Company's preliminary assessment is that the anticipated impact of the euro conversion on the Company's operations will not be material.

                           Forward-Looking Information
                           ---------------------------

All statements contained herein that refer to a time after June 28, 1998, including the words will, will be, estimated to be, could be, expect, believe, will continue, expected to, and plan, or statements referring to goals, the future or future actions, continuing actions, trends, strategies, initiatives, challenges or opportunities, or which otherwise are not purely historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements, including the factors set forth below.

                      Factors Affecting Future Performance
                      ------------------------------------

In the Instruments, Mechanical Components, and Optoelectronics industry segments, future performance will be highly dependent on the technological success, market acceptance, competitive position of our businesses, product performance and ability to reach cost targets of new and continuing program initiatives. Improved operational efficiency will be required to offset increasing price pressure in many of the Company's product offerings. Other factors that may impact future earnings performance include the ability to replace sales and earnings lost through divestitures, potential issues related to economic and financial difficulties arising in Asia, unanticipated issues associated with the Year 2000 dating problem, and difficulty in attracting and retaining key personnel in certain areas. The future results of the Optoelectronics segment may be affected by management's ability to maintain IC Sensors at break-even, the successful introduction of new products, improvement in manufacturing yields and implementation of cost reductions, including the successful transfer of assembly activities to lower-cost geographic locations.

In the Technical Services segment, the Company operates in a highly competitive procurement environment in the automotive testing and government services businesses. The income generated by many of our government contracts is dependent on meeting certain performance criteria. In accordance with government regulations, all of the Company's government contracts are subject to termination for the convenience of the government. NASA and the Air Force have decided to consolidate and recompete the base operations contract at the Kennedy Space Center, Cape Canaveral Air Station and certain functions at Patrick Air Force Base in an effort to eliminate duplication and reduce costs. It is anticipated that the resultant contract will be awarded during the third quarter of 1998 and be effective October 1, 1998. The Company is participating in the recompetition for the new contract as part of a joint venture.

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

                           EG&G, INC. AND SUBSIDIARIES

                    Item 6. Exhibits and Reports on Form 8-K
                            --------------------------------

(a)  Exhibits incorporated by reference from Part I herein

     Exhibit 27 - Financial data schedule (submitted in electronic format only)

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on April 16, 1998 regarding the sale of the Company's Sealol Industrial Seals division, the purchase of the Belfab division of John Crane, Inc. and the sale of the Company's Rotron division.

     The Company filed a report on Form 8-K on April 23, 1998, which included a copy of a press release containing the Company's financial results for the quarter ended March 29, 1998.

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



Date August 10, 1998
     ---------------