Form 10-Q
period 1998-09-27
EG&G INC
filed 1998-11-12
CIK 31791

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 27, 1998

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

                45 William Street, Wellesley, Massachusetts 02481
               (Address of principal executive offices) (Zip Code)

                                 (781) 237-5100
              (Registrant's telephone number, including area code)

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

                                    Yes   X                 No
                                        -----                  -----

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      Class                           Outstanding at November 1, 1998
      -----                           -------------------------------
Common Stock, $1 par value                       44,709,000
                                        (Excluding treasury shares)

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           EG&G, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                   (Unaudited)

                                                      (In Thousands Except Per Share Amounts)
                                               ------------------------------------------------------
                                                   Three Months Ended          Nine Months Ended
                                               -----------   -----------   -----------    -----------
                                                 SEP 27,       SEP 28,       SEP 27,        SEP 28,
                                                   1998          1997          1998           1997
                                               -----------   -----------   -----------    -----------
Sales:
  Products                                     $   175,227   $   207,443   $   567,982    $   622,371
  Services                                         168,260       150,925       487,723        451,675
                                               -----------   -----------   -----------    -----------
TOTAL SALES                                        343,487       358,368     1,055,705      1,074,046
                                               -----------   -----------   -----------    -----------

Cost of Sales:
  Products                                         114,002       132,473       363,736        402,530
  Services                                         146,498       134,253       430,073        402,823
                                               -----------   -----------   -----------    -----------
Total Cost of Sales                                260,500       266,726       793,809        805,353
Research and Development Expenses                   10,400        10,744        32,383         33,817
Selling, General and Administrative Expenses        52,392        60,569       172,519        180,026
Restructuring Charges (Note 2)                        --            --          54,500           --
Asset Impairment Charge (Note 3)                      --            --           7,400         28,200
Gains on Dispositions (Note 4)                        --            --        (125,822)          --
                                               -----------   -----------   -----------    -----------

OPERATING INCOME FROM
     CONTINUING OPERATIONS                          20,195        20,329       120,916         26,650

Other Income (Expense), Net (Note 5)                 3,925           701         1,845         (3,975)
                                               -----------   -----------   -----------    -----------

Income From Continuing Operations
    Before Income Taxes                             24,120        21,030       122,761         22,675
Provision for Income Taxes                           8,683         7,151        41,227         12,618
                                               -----------   -----------   -----------    -----------
INCOME FROM CONTINUING OPERATIONS                   15,437        13,879        81,534         10,057
Income From Discontinued Operations,
       Net of Income Taxes                            --             711          --            2,714
                                               -----------   -----------   -----------    -----------
NET INCOME                                     $    15,437   $    14,590   $    81,534    $    12,771
                                               ===========   ===========   ===========    ===========

Basic Earnings Per Share:
    CONTINUING OPERATIONS                      $       .34   $       .30   $      1.79    $       .22
    Discontinued Operations                           --             .02          --              .06
                                               -----------   -----------   -----------    -----------
NET INCOME                                     $       .34   $       .32   $      1.79    $       .28
                                               ===========   ===========   ===========    ===========

Diluted Earnings Per Share:
    CONTINUING OPERATIONS                      $       .33   $       .30   $      1.77    $       .22
    Discontinued Operations                           --             .02          --              .06
                                               -----------   -----------   -----------    -----------
NET INCOME                                     $       .33   $       .32   $      1.77    $       .28
                                               ===========   ===========   ===========    ===========

Cash Dividends Per Common Share                $       .14   $       .14   $       .42    $       .42
                                               ===========   ===========   ===========    ===========

Weighted Average Shares of
   Common Stock Outstanding:
      Basic                                         45,711        45,602        45,552         45,903
      Diluted                                       46,218        45,790        46,089         46,072

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (Dollars in Thousands Except Per Share Amounts)

                                                         SEP 27,       DEC 28,
                                                          1998          1997
                                                        ---------     ---------
                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                             $ 178,649     $  57,934
  Accounts receivable (Note 7)                            210,449       243,963
  Inventories (Note 8)                                    107,446       112,875
  Other current assets                                     67,825        73,414
                                                        ---------     ---------
TOTAL CURRENT ASSETS                                      564,369       488,186
                                                        ---------     ---------
Property, Plant and Equipment:
    At cost (Notes 3 and 9)                               447,237       482,382
    Accumulated depreciation and amortization            (281,409)     (301,239)
                                                        ---------     ---------
Net Property, Plant and Equipment                         165,828       181,143
                                                        ---------     ---------
Investments                                                14,717        16,730
Intangible Assets (Notes 3 & 4)                           114,974        79,257
Other Assets                                               64,529        66,787
                                                        ---------     ---------
TOTAL ASSETS                                            $ 924,417     $ 832,103
                                                        =========     =========

Current Liabilities:
  Short-term debt                                       $  22,962     $  46,167
  Accounts payable                                         73,233        73,360
  Accrued restructuring costs (Note 2)                     38,571          --
  Accrued expenses (Note 10)                              195,730       166,088
                                                        ---------     ---------
TOTAL CURRENT LIABILITIES                                 330,496       285,615
                                                        ---------     ---------
Long-Term Debt                                            114,867       114,863
Long-Term Liabilities                                     101,677       103,237
Contingencies
Stockholders' Equity:
  Preferred stock - $1 par value, authorized
        1,000,000 shares; none outstanding                   --            --
  Common stock - $1 par value, authorized
        100,000,000 shares; issued 60,102,000              60,102        60,102
        shares
  Retained earnings                                       605,286       540,379
  Accumulated other comprehensive income (loss)(Note 11)    1,178        (3,857)
  Cost of shares held in treasury;
         15,434,000 shares at September 27, 1998 and
         14,769,000 shares at December 28, 1997          (289,189)     (268,236)
                                                        ---------     ---------
  Total Stockholders' Equity                              377,377       328,388
                                                        ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 924,417     $ 832,103
                                                        =========     =========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                            (In Thousands)
                                                         ----------------------
                                                           Nine Months Ended
                                                         ----------------------
                                                          SEP 27,       SEP 28,
                                                            1998          1997
                                                         ---------    ---------
OPERATING ACTIVITIES:
  Net income                                             $  81,534    $  12,771
  Deduct net income from discontinued operations              --         (2,714)
                                                         ---------    ---------
  Income from continuing operations                         81,534       10,057
  Adjustments to reconcile income from continuing
    operations to net cash provided by continuing
    operations:
    Noncash portion of restructuring charges                12,020         --
    Restructuring charges to be paid in future
      periods                                               38,571         --
    Asset impairment charge                                  7,400       28,200
    Depreciation and amortization                           35,190       32,910
    Deferred taxes                                          (1,929)      (4,417)
    Gains on dispositions and investments, net            (130,484)      (6,806)
    Changes in assets and liabilities which
      provided (used) cash, excluding effects from
      companies purchased and divested:
      Accounts receivable                                   14,992       (6,620)
      Inventories                                           (8,401)      (4,545)
      Accounts payable and accrued expenses                 10,870       (4,807)
      Prepaid expenses and other                            (9,299)     (20,696)
                                                         ---------    ---------
Net Cash Provided by Continuing Operations                  50,464       32,890
Net Cash Provided by (Used in) Discontinued
  Operations                                                  (140)       3,012
                                                         ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   50,324       35,902
                                                         ---------    ---------

INVESTING ACTIVITIES:
  Capital expenditures                                     (33,089)     (37,299)
  Reimbursement of invested capital                           --         27,000
  Proceeds from dispositions of businesses and sales
    of property, plant and equipment                       209,607       14,971
  Cost of acquisitions                                     (54,647)      (3,611)
  Proceeds from sales of investment securities               7,603        2,733
  Other                                                       --         (1,156)
                                                         ---------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                  129,474        2,638
                                                         ---------    ---------

FINANCING ACTIVITIES:
  Increase (decrease) in commercial paper borrowings       (22,901)      19,955
  Proceeds from issuance of common stock                    22,937        4,550
  Purchases of common stock                                (41,217)     (28,104)
  Cash dividends                                           (19,160)     (19,337)
  Other                                                       (306)      (3,129)
                                                         ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES                      (60,647)     (26,065)
                                                         ---------    ---------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                          1,564       (3,166)
                                                         ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  120,715        9,309

Cash and cash equivalents at beginning of period            57,934       47,846
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 178,649    $  57,155
                                                         =========    =========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                           EG&G, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report for the year ended December 28, 1997, filed on Form 10-K with the Securities and Exchange Commission. The balance sheet amounts at December 28, 1997 in this report were extracted from the Company's audited 1997 financial statements included in the Form 10-K. The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the nine months ended September 27, 1998 are not necessarily indicative of the results for the entire year.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, in June 1997. The statement establishes standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports. The required disclosures for SFAS No. 131, which are effective for fiscal years beginning after December 15, 1997, will be included in the Company's 1998 annual report on Form 10-K.

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

                           EG&G, INC. AND SUBSIDIARIES

                                   (Unaudited)


(3) ASSET IMPAIRMENT CHARGE

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

(4) GAINS ON DISPOSITIONS

In early January 1998, the Company sold its Rotron division for $103 million in cash, resulting in a pre-tax gain of $64.4 million. During the first quarter of 1998, the Company also sold a small product line for $4 million in cash, resulting in a pre-tax gain of $3.1 million. The after-tax gain on these divestitures was $45.2 million, or $1.00 basic earnings per share. Rotron, which manufactures fans, blowers and motors, had 1997 sales of $70 million and operating income of $11.9 million ($.16 earnings per share).

In early April 1998, the Company sold its Sealol Industrial Seals division for cash of $100 million, resulting in a pre-tax gain of $58.3 million. The after-tax gain on this divestiture was $42.6 million, or $.93 basic earnings per share. Sealol Industrial Seals, which manufactures mechanical seals, had 1997 sales of $88 million and operating income of $11.4 million ($.21 earnings per share).

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

(5)  OTHER INCOME (EXPENSE)

Other income (expense), net, consisted of the following:

                                                   (In Thousands)
                                    -------------------------------------------
                                    Three Months Ended       Nine Months Ended
                                    -------------------     -------------------
                                    SEP 27,     SEP 28,     SEP 27,     SEP 28,
                                      1998        1997        1998        1997
Interest income                     $ 1,729     $   174     $ 4,882     $ 1,153
Interest expense                     (2,450)     (3,204)     (7,540)     (9,200)
Gains on investments, net             4,254         136       4,465         546
Other                                   392       3,595          38       3,526
                                    -------     -------     -------     -------
                                    $ 3,925     $   701     $ 1,845     $(3,975)
                                    =======     =======     =======     =======

Higher interest income on increased cash and lower interest expense on reduced debt levels resulted from the proceeds from dispositions of businesses in 1998. A $3.4 million cost of capital reimbursement relating to a joint development program was included in "Other" in 1997 in the table presented above.

                           EG&G, INC. AND SUBSIDIARIES

                                   (Unaudited)

(6)  DISCONTINUED OPERATIONS

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

(7)  ACCOUNTS RECEIVABLE

Accounts receivable as of September 27, 1998 and December 28, 1997 included unbilled receivables of $46 million and $48 million, respectively, which were due primarily from U.S. government agencies. Accounts receivable were net of reserves for doubtful accounts of $6 million and $4.8 million as of September 27, 1998 and December 28, 1997, respectively.

(8)  INVENTORIES

Inventories consisted of the following:

                                                           (In Thousands)
                                                    ----------------------------
                                                     SEP 27,             DEC 28,
                                                      1998                1997
                                                    --------            --------
Finished goods                                      $ 28,071            $ 31,570
Work in-process                                       23,309              24,810
Raw materials                                         56,066              56,495
                                                    --------            --------
                                                    $107,446            $112,875
                                                    ========            ========

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following:

                                                              (In Thousands)
                                                         -----------------------
                                                          SEP 27,        DEC 28,
                                                           1998           1997
                                                         --------       --------
Land                                                     $ 12,314       $ 12,712
Buildings and leasehold improvements                      110,384        114,698
Machinery and equipment                                   324,539        354,972
                                                         --------       --------
                                                         $447,237       $482,382
                                                         ========       ========

The decrease in property, plant and equipment resulted primarily from the sales of the Rotron and Sealol Industrial Seals divisions in 1998.

(10)  ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                             (In Thousands)
                                                         -----------------------
                                                          SEP 27,        DEC 28,
                                                           1998           1997
                                                         --------       --------
Payroll and incentives                                   $ 24,674       $ 24,473
Employee benefits                                          50,257         48,936
Federal, non-U.S. and state income taxes                   25,025         22,352
Other accrued operating expenses                           95,774         70,327
                                                         --------       --------
                                                         $195,730       $166,088
                                                         ========       ========

                           EG&G, INC. AND SUBSIDIARIES

                                   (Unaudited)

(11) COMPREHENSIVE INCOME

Comprehensive income (loss) presented in accordance with SFAS No. 130, Reporting Comprehensive Income, consisted of the following:

                                                                (In Thousands)
                                                 --------------------------------------------
                                                  Three Months Ended      Nine Months Ended
                                                 --------------------    --------------------
                                                  SEP 27,     SEP 28,     SEP 27,     SEP 28,
                                                   1998        1997        1998        1997
                                                 --------    --------    --------    --------
Net income                                       $ 15,437    $ 14,590    $ 81,534    $ 12,771

Other comprehensive income (loss), net of tax:
Gross foreign currency translation
  adjustments                                       6,260      (5,256)      2,597     (18,183)
Reclassification adjustment for translation
  losses realized upon sale of Sealol
  Industrial Seals division                          --          --         3,115        --
Unrealized gains (losses) on securities              (439)        112        (677)        (42)
                                                 --------    --------    --------    --------

Other comprehensive income (loss)                   5,821      (5,144)      5,035     (18,225)
                                                 --------    --------    --------    --------

Comprehensive income (loss)                      $ 21,258    $  9,446    $ 86,569    $ (5,454)
                                                 ========    ========    ========    ========

The components of accumulated other comprehensive income (loss) were as follows:

                                                              (In Thousands)
                                                           --------------------
                                                           SEP 27,      DEC 28,
                                                             1998        1997
                                                           -------      -------
Foreign currency translation adjustments                   $ 1,332      $(4,380)
Unrealized gains (losses) on securities                       (154)         523
                                                           -------      -------
Accumulated other comprehensive income (loss)              $ 1,178      $(3,857)
                                                           =======      =======

(12) SUBSEQUENT EVENT

On October 21, 1998, the Company and Lumen Technologies, Inc. jointly announced that they have entered into a definitive agreement for the Company to acquire Lumen, a maker of high-technology specialty light sources, for cash and assumed debt totaling approximately $250 million. Under the agreement, a wholly owned subsidiary of the company will commence a tender offer to purchase all outstanding shares of Lumen common stock for $7.75 per share in cash. The offer will be conditioned upon the tender of at least a majority of the Lumen common shares outstanding and certain other conditions. The Company filed a report on Form 8-K on November 3, 1998, reporting on the entering into of the agreement.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                           EG&G, INC. AND SUBSIDIARIES

                              RESULTS OF OPERATIONS

The following industry segment information is presented as an aid to better understand the Company's operating results:

                                                                         (In Thousands)
                               ------------------------------------------------------------------------------------------------
                                             Three Months Ended                                 Nine Months Ended
                               ---------------------------------------------      ---------------------------------------------
                                  SEP 27,          SEP 28,         Increase          SEP 27,          SEP 28,         Increase
                                   1998             1997          (Decrease)          1998             1997          (Decrease)
                               -----------      -----------      -----------      -----------      -----------      -----------
INSTRUMENTS
   Sales                       $    71,075      $    70,714      $       361      $   227,411      $   214,738      $    12,673
   Operating Income                  5,849            3,976            1,873            6,722           15,891           (9,169)

MECHANICAL COMPONENTS
   Sales                            41,990           70,420          (28,430)         145,805          216,452          (70,647)
   Operating Income                  4,681           11,382           (6,701)         132,062           26,245          105,817

OPTOELECTRONICS
   Sales                            62,162           66,309           (4,147)         194,766          191,181            3,585
   Operating Income (Loss)           5,540            2,928            2,612           (6,194)         (22,073)          15,879

TECHNICAL SERVICES
   Sales                           168,260          150,925           17,335          487,723          451,675           36,048
   Operating Income                 11,371            9,198            2,173           19,634           25,853           (6,219)

GENERAL CORPORATE EXPENSES          (7,246)          (7,155)             (91)         (31,308)         (19,266)         (12,042)

CONTINUING OPERATIONS
   Sales                           343,487          358,368          (14,881)       1,055,705        1,074,046          (18,341)
   Operating Income                 20,195           20,329             (134)         120,916           26,650           94,266

                           EG&G, INC. AND SUBSIDIARIES

OVERVIEW

The Company continued its progress on certain previously announced initiatives which focus on sustainable long-term growth and profitability: (i) consolidation around five strategic business units, (ii) programs to reduce operating expenses, (iii) steady base revenue and earnings growth in strategic industries,
(iv) improvement of operating processes and (v) development of a stronger performance-based culture.

On October 21, 1998, the Company and Lumen Technologies, Inc. jointly announced that they have entered into a definitive agreement for the Company to acquire Lumen, a maker of high-technology specialty light sources, for cash and assumed debt totaling approximately $250 million. Under the agreement, a wholly owned subsidiary of the Company will commence a tender offer to purchase all outstanding shares of Lumen common stock for $7.75 per share in cash. The offer will be conditioned upon the tender of at least a majority of the Lumen common shares outstanding and certain other conditions. The Company filed a report on Form 8-K on November 3, 1998, reporting on the entering into of the agreement.

The operating income from continuing operations for the three and nine months ended September 27, 1998 included integration costs of $0.6 million in Mechanical Components and contract closeout costs of $2.3 million in Technical Services. Operating income for the nine months ended September 27, 1998 included restructuring charges of $54.5 million. The impact of these charges on each segment was as follows: Instruments-$12.5 million, Mechanical Components-$9.9 million, Optoelectronics-$20.3 million, Technical Services-$7.9 million, and General Corporate Expenses-$3.9 million. Operating income for the nine months ended September 27, 1998 included a $7.4 million asset impairment charge in Technical Services and a $3 million charitable contribution in General Corporate Expenses. Operating income for the nine months ended September 27, 1998 also included gains of $125.8 million on dispositions of businesses in the Mechanical Components segment.

The operating income from continuing operations for the nine months ended September 28, 1997 included an asset impairment charge of $28.2 million. The impact of this charge was $26.7 million on the Optoelectronics segment and $1.5 million on the Technical Services segment.

A reconciliation of reported results of operations to base operations' results for the third quarter of 1998 is as follows:


THIRD QUARTER

                                            Sales                   Operating Income
                                   -----------------------      -----------------------
(In Thousands)                        1998          1997           1998          1997
                                   ---------     ---------      ---------     ---------
As Reported                        $ 343,487     $ 358,368      $  20,195     $  20,329
Gains on Dispositions                   --            --             --          (4,233)
Integration Costs                       --            --              600         4,504
Contract Closeout Costs                 --            --            2,300          --
Results of Divested Operations          --         (43,599)          --          (6,972)
                                   ---------     ---------      ---------     ---------
Base Operations                    $ 343,487     $ 314,769      $  23,095     $  13,628
                                   =========     =========      =========     =========


Reported sales from continuing operations decreased 4% in the third quarter of 1998 compared to 1997, while base operations sales (which exclude the results of operations divested in 1997 and 1998) increased 9% to $343.5 million in the third quarter of 1998. Reported operating income from continuing operations was $20.2 million in the third quarter of 1998 and included nonrecurring charges of $2.9 million or $.04 basic earnings per share (see detailed schedule below). The reported operating income of $20.3 million for the third quarter of 1997 included pre-tax gains on dispositions of $4.2 million and integration costs of $4.5 million. Fiscal 1998 results included an investment gain of $4.3 million, or $.06 basic earnings per share. Fiscal 1997 results included a cost of capital reimbursement of $3.4 million nonrecurring item which contributed $.05 basic earnings per share. Base operating income (which excludes nonrecurring items and results of divested operations) was $23.1 million compared to $13.6 million in 1997, an increase of 69%. All four industry segments of the Company contributed to the aggregate increase in base operations income in the third quarter of 1998 versus the comparable 1997 period.


Summary of third quarter 1998 net nonrecurring items:

                                                                          Basic
                                                                         Earnings
(In Thousands)                                                            (Loss)
                                          Before-Tax      After-Tax      Per Share
                                          ----------      ---------      ---------
Integration Costs                          $  (600)        $  (384)        $(.01)
Contract Closeout Costs                     (2,300)         (1,472)         (.03)
                                           -------         -------         -----
            Subtotal                        (2,900)         (1,856)         (.04)
Gain on Investment                           4,254           2,723           .06
                                           -------         -------         -----
Total                                      $ 1,354         $   867         $ .02
                                           =======         =======         =====

                           EG&G, INC. AND SUBSIDIARIES

NINE MONTHS

                                                  Sales                        Operating Income
                                      ----------------------------      ----------------------------
(In Thousands)                            1998             1997             1998             1997
                                      -----------      -----------      -----------      -----------
As Reported                           $ 1,055,705      $ 1,074,046      $   120,916      $    26,650
Gains on Dispositions                        --               --           (125,822)          (5,825)
Integration Costs                            --               --                600            5,082
Restructuring Charges                        --               --             54,500             --
Asset Impairment Charge                      --               --              7,400           28,200
Charitable Contribution (included
  in selling, general and
  administrative expenses)                   --               --              3,000             --
Contract Closeout Costs                      --               --              2,300             --
Results of Divested Operations            (22,666)        (132,075)          (2,127)         (18,418)
                                      -----------      -----------      -----------      -----------
Base Operations                       $ 1,033,039      $   941,971      $    60,767      $    35,689
                                      ===========      ===========      ===========      ===========


Reported sales from continuing operations decreased slightly in 1998 compared to 1997, reflecting the absence of divested operations, while base operations sales increased approximately 10%. Reported operating income from continuing operations was $120.9 million in 1998 and included pre-tax net nonrecurring items of $58.0 million or $.88 basic earnings per share (see detailed schedule below). The reported operating income of $26.7 million for the nine months of 1997 included pre-tax gains on dispositions of $5.8 million and integration costs of $5.1 million. The 1997 reported operating income of $26.7 million also included an asset impairment charge of $28.2 million. The after-tax impairment charge in 1997 was $23.5 million ($.51 basic earnings per share). Base operating income increased 70% to $60.8 million from $35.7 million in 1997. All four segments contributed to the increase in base operations sales and income.



Summary of nine months 1998 nonrecurring items:

                                                                          Basic
                                                                        Earnings
(In Thousands)                                                            (Loss)
                                      Before-Tax        After-Tax       Per Share
                                      ----------        ---------       ---------
Gains on Dispositions                 $ 125,822         $  87,833         $1.93
Integration Costs                          (600)             (384)         (.01)
Restructuring Charges                   (54,500)          (39,531)         (.87)
Asset Impairment Charge                  (7,400)           (4,425)         (.10)
Charitable Contribution                  (3,000)           (1,920)         (.04)
Contract Closeout Costs                  (2,300)           (1,472)         (.03)
                                      ---------         ---------         -----
            Subtotal                     58,022            40,101           .88
Gain on Investment                        4,254             2,723           .06
                                      ---------         ---------         -----
Total                                 $  62,276         $  42,824         $ .94
                                      =========         =========         =====

The discussion that follows is a summary analysis of the major changes in operating results by industry segment of the Company that occurred for the three and nine months ended September 27, 1998 compared to the three and nine months ended September 27, 1997, respectively.

                           EG&G, INC. AND SUBSIDIARIES

INSTRUMENTS
THIRD QUARTER

                                            SALES            OPERATING INCOME
                                     -------------------    -------------------
 (IN THOUSANDS)                         1998       1997       1998       1997
                                     --------   --------    --------   --------
As Reported                          $ 71,075   $ 70,714    $  5,849   $  3,976
Integration Costs                        --         --          --        2,092
Results of Divested Operations           --       (2,627)       --         (337)
                                     --------   --------    --------   --------
Base Operations                      $ 71,075   $ 68,087    $  5,849   $  5,731
                                     ========   ========    ========   ========

Reported sales increased slightly while base operations sales (which exclude results of divested operations) increased 4%. Higher sales of medical diagnostics products of approximately $4 million were offset by lower sales of $4 million in the x-ray technology operations due primarily to delays and reductions of certain shipments to international customers. Also contributing was the Isolab acquisition which was concluded late in the first quarter of 1998. Base operating income (which excludes nonrecurring items and results of divested operations) increased slightly as the income earned on the higher sales levels and favorable product mix in medical diagnostics was partially offset by price reductions due to competitive pressures on conventional explosives-detection systems and an unfavorable operating profit impact resulting from lower x-ray technology sales.



INSTRUMENTS
NINE MONTHS

                                         SALES               OPERATING INCOME
                                 ---------------------    ---------------------
 (IN THOUSANDS)                     1998       1997       1998       1997
                                 ---------   ---------    ---------   ---------
As Reported                      $ 227,411   $ 214,738    $   6,722   $  15,891
Restructuring Charges                 --          --         12,494

Integration Costs                     --          --           --         2,670
Results of Divested Operations        --        (7,912)        --        (1,029)
Gains on Dispositions                 --          --           --        (1,602)
                                 ---------   ---------    ---------   ---------
Base Operations                  $ 227,411   $ 206,826    $  19,216   $  15,930
                                 =========   =========    =========   =========

Reported sales increased 6% from last year and base operations sales increased 10% with most operations contributing to this increase. Higher sales of $11 million from medical diagnostic products and $4 million from the Isolab acquisition were the main contributors to the increase. The year-to-date restructuring charges recorded were $12.5 million, and the restructuring plans are expected to result in annualized cost reductions of approximately $6.7 million in the year 2000. Base operating income was $19.2 million, an increase of $3.3 million, or 21%, over the comparable period in 1997. This increase was due to the income earned on the higher sales level partially offset by price reductions due to competitive pressures and the x-ray sales decrease discussed above.

                           EG&G, INC. AND SUBSIDIARIES

MECHANICAL COMPONENTS
THIRD QUARTER

                                           SALES             OPERATING INCOME
                                     -------------------    -------------------
 (IN THOUSANDS)                        1998       1997        1998       1997
                                     --------   --------    --------   --------
As Reported                          $ 41,990   $ 70,420    $  4,681   $ 11,382
Gains on Dispositions                    --         --          --       (4,223)
Integration Costs                        --         --           600        139
Results of Divested Operations           --      (40,972)       --       (6,635)
                                     --------   --------    --------   --------
Base Operations                      $ 41,990   $ 29,448    $  5,281   $    663
                                     ========   ========    ========   ========


Reported sales decreased compared to last year due primarily to the absence of the sales from the divested divisions. Base operations sales increased 43% to $42 million in 1998. This base sales increase was due primarily to sales of $6 million from the Belfab acquisition early in the second quarter, and increased revenues from the Company's aerospace business as strong demand continued during the quarter. These increases were partially offset by a continued softness in the semiconductor industry. Base operating income in 1998 increased significantly to $5.3 million from $.7 million in the third quarter of 1997 as a result of higher sales in the aerospace business and cost productivity improvements.


MECHANICAL COMPONENTS
NINE MONTHS

                                         SALES                OPERATING INCOME
                                 ----------------------    ----------------------
(IN THOUSANDS)                      1998         1997         1998         1997
                                 ---------    ---------    ---------    ---------
As Reported                      $ 145,805    $ 216,452    $ 132,062    $  26,245
Gains on Dispositions                 --           --       (125,822)      (4,223)
Restructuring Charges                 --           --          9,870         --
Integration Costs                     --           --            600          139
Results of Divested Operations     (22,666)    (124,163)      (2,127)     (17,389)
                                 ---------    ---------    ---------    ---------
Base Operations                  $ 123,139    $  92,289    $  14,583    $   4,772
                                 =========    =========    =========    =========

Compared to last year, reported sales decreased due to the absence in 1998 of the sales of the divested divisions. Base operations sales increased 33% due to higher demand for aerospace products and, to a lesser extent, approximately $12 million from the Belfab acquisition offset by softness in the semiconductor business. Reported operating income of $132.1 million in 1998 included gains on divestitures of $125.8 million and restructuring charges of $9.9 million. Base operating income increased by $9.8 million from 1997 levels to $14.6 million for the nine months of 1998 due mainly to income earned on the higher overall sales level and cost productivity improvements.

The Company sold the Rotron division in January 1998 for proceeds of $103 million. In April 1998, the Company sold the Sealol Industrial Seals division to TI Group, plc for proceeds of $100 million, while simultaneously purchasing TI Group's Belfab division for $45 million. Belfab's 1997 annual sales were $30 million. The Company realized gains of $125.8 million on the dispositions.

                           EG&G, INC. AND SUBSIDIARIES

OPTOELECTRONICS
THIRD QUARTER

                                         SALES                OPERATING INCOME
                                  --------------------      --------------------
 (IN THOUSANDS)                     1998         1997         1998         1997
                                  -------      -------      -------      -------
As Reported                       $62,162      $66,309      $ 5,540      $ 2,928
Integration Costs                    --           --           --          1,117
                                  -------      -------      -------      -------
Base Operations                   $62,162      $66,309      $ 5,540      $ 4,045
                                  =======      =======      =======      =======

Reported sales decreased 6% to $62.2 million due primarily to planned loss of certain low margin printer circuit board assembly business. Excluding integration costs in 1997, base operating income increased 37% mainly as a result of the Company's success at implementing various operational improvements at IC Sensors during 1998. Contributing to a lesser extent were operational improvements in the Company's lighting and custom optoelectronics businesses and modest growth in the Company's thermopile sensors unit. During the third quarter of 1998, the Company spent $1.4 million on the amorphous silicon development project and $1.1 million on the advanced micromachined sensor development project, comparable to the spending levels as during the same period of 1997.


OPTOELECTRONICS
NINE MONTHS

                                         SALES              OPERATING INCOME
                                  --------------------    ---------------------
(IN THOUSANDS)                      1998        1997        1998         1997
                                  --------    --------    --------     --------
As Reported                       $194,766    $191,181    $ (6,194)    $(22,073)
Restructuring Charges                 --          --        20,316         --
Integration Costs                     --          --          --          1,117
Asset Impairment Charge               --          --          --         26,700
                                  --------    --------    --------     --------
Base Operations                   $194,766    $191,181    $ 14,122     $  5,744
                                  ========    ========    ========     ========


Reported sales for the nine months increased slightly to $194.8 million in 1998 compared to 1997. The increase resulted from higher sales in the custom optoelectronic components, imaging and thermopile sensor businesses, offset by the loss of sales from the Company's printer circuit board assembly business. The reported operating loss in 1998 included restructuring charges of $20.3 million while the 1997 reported loss included a noncash asset impairment charge of $26.7 million. When fully implemented in the year 2000, the restructuring plans are expected to result in annualized cost reductions of $9 million. Base operating income was $14.1 million in 1998, an increase of $8.4 million, or 146% from 1997 levels. The increase resulted primarily from the gross margin improvement across most segment businesses as well as the Company's success in operating IC Sensors near break even compared to a higher operating loss in 1997 and income earned on higher sales discussed above. The printer circuit board assembly business sales discussed above historically contributed relatively low operating margins versus other businesses of the segment. The 1998 cost of the development effort for the amorphous silicon project was $3.8 million, while the development effort for the advanced micromachined sensor project was $3.5 million, which are approximately the same spending levels as 1997.

                           EG&G, INC. AND SUBSIDIARIES

TECHNICAL SERVICES
THIRD QUARTER

                                           SALES              OPERATING INCOME
                                    --------------------    --------------------
(IN THOUSANDS)                        1998        1997        1998        1997
                                    --------    --------    --------    --------
As Reported                         $168,260    $150,925    $ 11,371    $  9,198
Contract Closeout Costs                 --          --         2,300        --
Integration Costs                       --          --          --           288
                                    --------    --------    --------    --------
Base Operations                     $168,260    $150,925    $ 13,671    $  9,486
                                    ========    ========    ========    ========

During the third quarter of 1998, the Company announced that its joint venture with Johnson Controls was unsuccessful in its bid to provide support services to NASA and the U.S. Air Force at Florida's Kennedy Space Center, Cape Canaveral and Patrick Air Force Base. In connection with this contract close out, the Company recorded nonrecurring charges in the third quarter of 1998.

Reported sales increased 11% to $168.3 million compared with 1997 levels as a result of higher award fees, the new Defense Logistics Agency ("DLA") contract which commenced late in the first quarter of 1998, and billings under the new attack submarine contract for the Navy. These increases were partially offset by the effect of a communication systems development contract which concluded last year and decreases in automotive sales resulting from a labor strike at General Motors. 1998 reported operating income included $2.3 million of nonrecurring charges related to contract closeout costs. Excluding the nonrecurring charges, base operating income increased 44% to $13.7 million compared with 1997. This increase was due to income earned on the higher sales, primarily the DLA contract, partially offset by a decrease in the automotive testing business.


TECHNICAL SERVICES
NINE MONTHS

                                           SALES              OPERATING INCOME
                                    --------------------    --------------------
(IN THOUSANDS)                        1998        1997        1998        1997
                                    --------    --------    --------    --------
As Reported                         $487,723    $451,675    $ 19,634    $ 25,853
Contract Closeout Costs                 --          --         2,300        --
Restructuring Charges                   --          --         7,913        --
Integration Costs                       --          --          --           288
Asset Impairment Charge                 --          --         7,400       1,500
                                    --------    --------    --------    --------
Base Operations                     $487,723    $451,675    $ 37,247    $ 27,641
                                    ========    ========    ========    ========


Reported sales of $487.7 million in 1998 increased 8% over 1997 levels. The main contributors to the increase were the new DLA contract and billings under the new attack submarine contract for the Navy. Partially offsetting these increases were the effect of a communication systems development contract which concluded last year and decreases in the Company's automotive testing business. Reported operating income for 1998 included $2.3 million of contract closeout costs, $7.9 million of restructuring charges, and a noncash asset impairment charge of $7.4 million related to the automotive testing business. 1997 operating results included a $1.5 million impairment charge related to an environmental services business. The restructuring plan is expected to result in annualized cost reductions of $3 million, which are expected to be fully realized in the year 2000. Excluding the nonrecurring charges, base operating income increased 35% to $37.2 million. This increase resulted primarily from the higher sales discussed above and improved grades on the chemical weapons disposal contract and the 1997 close-down of an environmental services business which incurred a loss last year.

                           EG&G, INC. AND SUBSIDIARIES

GENERAL CORPORATE EXPENSES
THIRD QUARTER

(IN THOUSANDS)                                         1998               1997
                                                     -------            -------
As Reported                                          $(7,246)           $(7,155)
Integration Costs                                       --                  868
                                                     -------            -------
Base Operations                                      $(7,246)           $(6,287)
                                                     =======            =======


The base operations increase of $1 million during the third quarter of 1998 compared to 1997 consisted of management transition costs and increased incentive costs, partially offset by reduced spending levels.


GENERAL CORPORATE EXPENSES
NINE MONTHS

(IN THOUSANDS)                                        1998               1997
                                                    --------           --------
As Reported                                         $(31,308)          $(19,266)
Restructuring Charges                                  3,907               --
Integration Costs                                       --                  868
Charitable Contribution                                3,000               --
                                                    --------           --------
Base Operations                                     $(24,401)          $(18,398)
                                                    ========           ========

1998 reported expenses included restructuring charges of $3.9 million and a charitable contribution of $3 million. Base operations expenses increased by approximately $6 million for the nine months of 1998 versus 1997. The increase consisted of management transition costs and increased incentive costs, partially offset by reduced spending levels.


OTHER

The net decrease in other expense for the third quarter and nine months of $3.2 million and $5.8 million, respectively, was mainly due to the impact of higher interest income on increased cash resulting from the proceeds from the 1998 dispositions and lower interest expense on reduced debt levels. Included in other income was a gain on investment of $4.3 million in 1998 and a $3.4 million cost of capital reimbursement in 1997. The 1998 effective tax rate for the nine-month period was impacted by the tax consequences of the nonrecurring items. Excluding the nonrecurring items and their related tax effects, the effective tax rate for the third quarter and nine months of 1998 was 36%. This rate is higher than the 1997 base effective tax rate of 34%, due primarily to changes in the geographical distribution of income resulting from the divestiture of the Sealol Industrial Seals division.

RESTRUCTURING CHARGES

During the first six months of 1998, management developed plans to restructure certain businesses to improve the Company's performance. The plans resulted in pre-tax restructuring charges of $54.5 million, of which $31.4 million was recorded in the first quarter and $23.1 million was recorded in the second quarter. The principal actions in the restructuring plans include close-down or consolidation of a number of offices and facilities, integration into five strategic business units, transfer of assembly activities to lower-cost geographic locations, disposal of under-utilized assets, withdrawal from certain product lines and general cost reductions. The nine months of 1998 included pre-tax cost savings of approximately $3-$4 million resulting from consolidation and restructuring initiatives. As the plan will be mainly implemented in 1999, these actions are expected to result in pre-tax savings of $22-24 million in the year 2000. The major components of the restructuring charges were $33 million of employee separation costs ($3.9 million cash outlays for the nine months of 1998), $12 million of noncash charges to dispose of certain product lines and assets through sale or abandonment and $10 million of charges to terminate lease and other contractual obligations no longer required as a result of the restructuring plans. The charges do not include additional costs associated with the restructuring plans, such as training, consulting, purchase of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred.

                           EG&G, INC. AND SUBSIDIARIES

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

During the second quarter of 1997, the Company recorded a noncash impairment charge of $28.2 million with $26.7 million related to IC Sensors and $1.5 million related to an environmental services business. As a result of IC Sensors' inability to achieve the improvements specified in its corrective action plan, it continued operating at a loss in the second quarter of 1997, triggering an impairment review of its long-lived assets. A revised operating plan was developed to restructure and stabilize the business. The revised projections by product line provided the basis for measurement of the asset impairment charge of $26.7 million in the second quarter for a write-down of goodwill of $13.6 million and fixed assets of $13.1 million. The after-tax effect of this charge was $22 million ($.48 loss per share). The impairment charge reduces future depreciation and amortization by approximately $3 million annually. For 1997, IC Sensors lost $7.5 million, excluding the asset impairment charge. IC Sensors operated at a lower loss for the nine months of 1998 versus 1997. The Company continues to evaluate performance against the revised operating plan and will continue to monitor the realizability of the remaining assets if the operation fails to meet this plan.

DISCONTINUED OPERATIONS

Income from discontinued operations, net of income taxes, in 1997 reflected the results of the Mound contract which expired in September 1997.

                               FINANCIAL CONDITION

The Company's cash and cash equivalents increased $121 million in 1998 versus $9 million in 1997 while commercial paper borrowings of $46 million at year-end 1997 were reduced by $23 million due to the proceeds from the sale of two divisions. Net cash provided by continuing operations during the first nine months of 1998 was $50 million compared to $33 million in 1997. The favorable change was mainly due to collection of receivables and the accrued taxes on the higher income which will be paid in future quarters. Capital expenditures were $33 million in the first nine months of 1998, a decrease of $4 million from the 1997 level and are expected to be at a level of $45-$50 million for the year 1998. The implementation of the restructuring plans is expected to result in cash outlays of $39 million in the remainder of 1998 and into 1999. In 1998, the Company realized gross proceeds of over $200 million from the sales of the Rotron and Sealol Industrial Seals divisions and used $45 million to purchase TI Group's Belfab division. The Company plans to use these proceeds to accelerate certain consolidation programs, to invest in acquisitions in strategic growth areas and to fund domestic and international operations, as required. During the first nine months of 1998, the Company purchased 1,785,000 shares of its common stock through periodic purchases on the open market at a cost of $41.2 million. The Company has two revolving credit agreements totaling $200 million. During the first quarter of 1998, the Company's $100 million 364-day credit facility was extended to March 1999. The Company had $23 million of borrowings outstanding from its credit facilities at the end of the third quarter of 1998.

The Company plans to finance the Lumen acquisition with a combination of cash and short-term debt. The Company is in the process of negotiating an additional $100 million 364-day credit facility to provide further financing flexibility.

                                 OTHER MATTERS

The Company utilizes software and related technologies throughout its business that will be affected by the "Year 2000" problem, which is common to most corporations, and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches.

THE COMPANY'S STATE OF READINESS

The Company has completed a review of its computer systems to identify the systems which could be affected by the Year 2000 problem and has developed an implementation plan to resolve the issue. As a part of this plan, most non-compliant systems will be replaced with new or enhanced systems that will provide certain competitive benefits as well as ensure Year 2000 "compliance" in time to minimize any disruptive effects on operations. The Company is currently in the process of upgrading and testing these non-compliant systems. The Company has inventoried and assessed potential problem areas in its non-information technology systems that use embedded technology, such as microprocessors. Supporting network and other sub-systems remediation is scheduled to be completed by mid 1999. The Company will communicate with its key vendors and other business partners seeking their assurances they will be Year 2000 compliant. Based on responses, the Company will develop contingency plans for those areas which pose significant risk from the Year 2000 problem, however, the Company could potentially experience disruptions to some aspects of its operations from non-compliant systems utilized by unrelated third party governmental and business entities.

THE COSTS TO ADDRESS THE YEAR 2000 ISSUE

While it is not possible at this time to predict the total cost of this effort, the investment, whether leased, purchased, or expensed, in new software and equipment needed to achieve Year 2000 compliance and enhance existing systems, is not expected to have a material adverse impact on the Company's results of operations or financial position. Funding requirements have been incorporated into the Company's capital and operating plans and are not expected to have a material adverse effect on the Company's financial condition or liquidity.

RISK ANALYSIS

Like most large business enterprises, the Company is dependent upon its own internal computer technology and relies upon timely performance by its business partners. As noted above, a large-scale Year 2000 failure could impact the Company's ability to timely manufacture and deliver products to customers resulting in potential lost sales opportunities and additional expenses. The Company's Year 2000 program seeks to identify and minimize this risk and includes testing of its own systems and purchased hardware and software, to ensure, to the extent feasible, all such systems will function before and after the Year 2000. The Company is continually refining its understanding of the risk the Year 2000 poses to its significant business partners based upon information obtained through its surveys and interviews. The refinement will continue throughout 1998 and 1999.

CONTINGENCY PLANS

Following its risk analysis, the Company plans to design a contingency plan in which appropriate backup plans will be made to attempt to minimize disruption to the Company's operations in the event of a Year 2000 failure. The level of planning required is a function of the risks ascertained through the Company's investigative efforts. The Company anticipates that contingency planning across the enterprise will be completed by mid-1999. Because of the Company's extensive efforts to formulate and carry-out an effective Year 2000 program, the Company believes its program will be completed an a timely basis and should effectively minimize disruption to the Company's operations, however, there can be no assurance that the Company will be successful in this respect.

                           EG&G, INC. AND SUBSIDIARIES

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


                           FORWARD-LOOKING INFORMATION

All statements contained herein that refer to a time after September 27, 1998, including the words will, will be, estimated to be, could be, expect, believe, will continue, expected to, and plan, or statements referring to goals, the future or future actions, continuing actions, trends, strategies, initiatives, challenges or opportunities, or which otherwise are not purely historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements, including the factors set forth below.


                      FACTORS AFFECTING FUTURE PERFORMANCE


In the Instruments, Mechanical Components, and Optoelectronics industry segments, future performance will be highly dependent on the technological success, market acceptance, competitive position of our businesses, product performance and ability to reach cost targets of new and continuing program initiatives. Improved operational efficiency will be required to offset increasing price pressure in many of the Company's product offerings. Other factors that may impact future earnings performance include the ability to replace sales and earnings lost through divestitures, potential issues related to economic and financial difficulties arising in Asia and other international markets and industries, unanticipated issues associated with the Year 2000 dating problem, and difficulty in attracting and retaining key personnel in certain areas. The future results of the Optoelectronics segment may be affected by management's ability to maintain IC Sensors at break-even, the successful introduction of new products, improvement in manufacturing yields and implementation of cost reductions, including the successful transfer of assembly activities to lower-cost geographic locations.

In the Technical Services segment, the Company operates in a highly competitive procurement environment in the automotive testing and government services businesses. The income generated by many of our government contracts is dependent on meeting certain performance criteria. In accordance with government regulations, all of the Company's government contracts are subject to termination for the convenience of the government. In August 1998, the Company announced that its joint venture with Johnson Controls was unsuccessful in its bid to provide support services to NASA and the U.S. Air Force at Florida's Kennedy Space Center, Cape Canaveral and Patrick Air Force Base. Future performance will be affected by the Company's ability to replace sales and earnings lost as a result of this event.

                           EG&G, INC. AND SUBSIDIARIES

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

                           EG&G, INC. AND SUBSIDIARIES

                     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits incorporated by reference from Part I herein

      Exhibit 27 - Financial data schedule (submitted in electronic format only)

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K on July 27, 1998, which included a copy of a press release containing the Company's financial results for the quarter ended June 28, 1998.

      The Company filed a report on Form 8-K on August 28, 1998, reporting that its joint venture with Johnson Controls was unsuccessful in its bid to provide support services to NASA and the U.S. Air Force at Florida's Kennedy Space Center, Cape Canaveral and Patrick Air Force Base.

      The Company filed a report on Form 8-K on October 23, 1998, which included a copy of a press release containing the Company's financial results for the quarter ended September 27, 1998.

      The Company filed a report on Form 8-K on November 4, 1998, reporting that it had entered into a definitive agreement to purchase Lumen Technologies, Inc. for cash and assumed debt totaling approximately $250 million.

      The Company filed a report on Form 8-K on November 5, 1998, reporting that it received authorization from its Board of Directors to purchase up to five million shares of EG&G, Inc. Common Stock.

                           EG&G, INC. AND SUBSIDIARIES


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EG&G, Inc.


                                       By: /s/  John F. Alexander, II
                                           -----------------------------
                                           John F. Alexander, II
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)



Date November 11, 1998
     -----------------