Form 10-K405
period 1999-01-03
EG&G INC
filed 1999-03-30
CIK 31791

                                                                  1998 Form 10-K

[EG&G LOGO]
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ---------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to  __________

                         Commission file number 1-5075
             ------------------------------------------------------

                                   EG&G, INC.
             (Exact name of registrant as specified in its charter)

                   MASSACHUSETTS                                             04-2052042
----------------------------------------------------    ----------------------------------------------------
  (State or other jurisdiction of incorporation or              (I.R.S. Employer Identification No.)
                   organization)
    45 WILLIAM STREET, WELLESLEY, MASSACHUSETTS                                02481
----------------------------------------------------    ----------------------------------------------------
      (Address of Principal Executive Offices)                               (Zip Code)

Registrant's telephone number, including area code (781) 237-5100
                                                   --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                          -----------------------------------------
             COMMON STOCK, $1 PAR VALUE                            NEW YORK STOCK EXCHANGE, INC.
          PREFERRED SHARE PURCHASE RIGHTS                          NEW YORK STOCK EXCHANGE, INC.
----------------------------------------------------    ----------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:     NONE
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No  _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The aggregate market value of the common stock, $1 par value, held by nonaffiliates of the registrant on February 26, 1999, was $1,186,230,736.

As of February 26, 1999, there were outstanding, exclusive of treasury shares, 44,994,317 shares of common stock, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF EG&G, INC.'S PROXY STATEMENT FOR THE 1999
ANNUAL MEETING OF STOCKHOLDERS.......PART III (Items 10, 11 and 12)

                                     PART I

ITEM 1.  BUSINESS

GENERAL BUSINESS DESCRIPTION

     EG&G, Inc. (hereinafter referred to as "EG&G", the "Company", or the "Registrant", which terms include the Company's subsidiaries) is a global technology company that designs, manufactures and markets optoelectronic, mechanical and electromechanical components and instruments for manufacturers and end-user customers. The Company's continuing operations are classified into five operating segments: Life Sciences, Optoelectronics, Instruments, Engineered Products, and Technical Services. EG&G sells its products in a wide variety of markets, including the medical, telecom, aerospace, automotive, transportation, bioanalytical, semiconductor, photographic and security markets. The Company also delivers skilled support services to government and industrial customers. In 1998 the Company had sales of $1.4 billion from continuing operations. The Company was incorporated under the laws of the Commonwealth of Massachusetts in 1947.

RECENT DEVELOPMENTS

     In March 1999, the Company announced that it plans to acquire Perkin-Elmer's Analytical Instruments Division, a leading producer of high quality analytical testing instruments, for a purchase price of approximately $425 million. The transaction is expected to close during the second quarter of 1999 and is subject to customary closing conditions, including regulatory approval. Perkin-Elmer Analytical Instruments generated 1998 fiscal year sales of $569 million and its systems are widely used for various applications, including among others, to achieve product uniformity in drugs and medicines, ensure the purity of food and water, protect the environment, and to measure and test the structural integrity of many different materials.

     The Company also announced in March 1999 that it will explore strategic alternatives for its Technical Services segment and that it has engaged Goldman, Sachs & Co. to conduct the review. In 1999, EG&G anticipates Technical Services will have a sales level of approximately $450 million.

OPERATING SEGMENTS

     Set forth below is a brief summary of each of the Company's five operating segments together with a description of certain of their more significant or recently introduced products, services or operations.

  Life Sciences

     Through its Life Sciences segment, the Company designs, manufactures and markets high-performance bioanalytic and diagnostic instrument systems for use in hospitals, clinics and pharmaceutical and medical research facilities. These instrument systems have applications in pharmaceutical development, high throughput screening and clinical screening applications. The Company also sells reagents and consumables for use in connection with certain of these systems. Customers of the Life Sciences segment include large hospitals, medical laboratories, the pharmaceutical industry and academic research facilities. In 1998, this segment had sales of $148 million, representing 11% of the Company's total sales and 13% of the Company's operating profit before nonrecurring items and "Divestitures and Other" (which for the purpose of this filing includes (i) the results of operations from businesses which the Company has divested for the respective period presented, (ii) the related gain, as applicable, on the respective divestiture, (iii) certain allocations of corporate level expenses and provisions of the Company and (iv) a contribution by the Company to its charitable foundation for 1998.) The strategy of the Life Sciences segment is to aggressively develop new products and applications by building on its core technology base, expand direct market access by building its sales and field support, and continue to penetrate emerging markets in

Latin America and Asia. The Life Sciences segment also plans to continue to seek potential acquisition candidates in the bioanalytical research and clinical diagnostic screening markets.

     Principal products of the Life Sciences segment include the AutoDELFIA(TM) diagnostic system which employs fluorescence and luminescence technologies to screen samples for a wide range of genetic diseases and other disorders. These technologies do not involve the use of radioactive material, and thereby minimize many sample transport and waste disposal concerns. The AutoDELFIA(TM) diagnostic system is used for blood screening for thyroid dysfunction, fertility-related disorders, fetal defects and diseases in newborns and the detection of relapse in patients who have been treated for cancer.

     The Company's VICTOR(TM) multi-label counter is the world's first bioanalytic assay instrument to combine luminescence, absorbance, fluorescence and time-resolved fluorescence. The product is used in biotechnology and pharmaceutical research instrumentation. EG&G Wallac recently launched VICTOR(2)(TM), which is designed to support the future demands of clinical diagnostics and research laboratories by accommodating a wide range of tests and offering compatibility with other diagnostic tests currently used in clinical laboratories.

     The Life Sciences segment offers its products under various names, including Wallac and Berthold.

     In February 1998 the Company acquired Ohio-based Isolab, Inc., a company specializing in the manufacture of instrument systems for clinical diagnostic screening. In December 1998, the Company acquired Life Science Resources Ltd. of Cambridge, United Kingdom, a leading developer and supplier of biotechnology, biomedical and clinical research instrumentation using micro and macro imaging technology.

  Optoelectronics

     Through its Optoelectronics segment, the Company offers a broad variety of light sources, silicon-based sensor products, imaging technology and specially designed component assemblies. The Optoelectronics segment's products include micromachined sensors for use in medical and scientific applications, amorphous silicon detector panels for X-ray imaging, flashlamps for use in photocopy and reprographic equipment, specialty lighting, beacons, laser systems and flash tubes used in light sourcing applications, CCD arrays for imaging products and complex devices for weapons' trigger systems. Customers of the Optoelectronics segment include Kodak, Litton, Philips, Lockheed Martin, Boeing and Siemens. In 1998, this segment had sales of $269 million, representing 19% of the Company's total sales and 17% of the Company's operating profit before nonrecurring items and Divestitures and Other. The strategy of the Optoelectronics segment is to integrate recently acquired businesses, including Lumen Technologies, Inc. discussed below, in a timely, cost-effective manner, continue to develop its global sales organization, improve cost productivity through the implementation of production enhancement methodologies, consolidate its wafer fabrication operations and increase low-cost production at its Asian facilities.

     The Optoelectronics segment manufactures a variety of unique silicon-based sensor products, including micromachined pressure transducers and accelerometers, thermopiles and large-area photodetectors. The Optoelectronics segment's product offerings include airbag accelerometers, pressure sensors, flow-control products and an assortment of custom-designed sensors for specific customers and applications, such as ear thermometers that instantly measure body temperature. Optoelectronics sensors are used in automotive, medical, scientific monitoring and other applications that demand durability, reliability and precision in a variety of operating environments.

     The Company is developing an amorphous silicon detector for medical and industrial imaging systems. These systems are being designed to provide real-time images, eliminating the time-delay involved in developing film. The Company believes that amorphous silicon technology will offer larger, higher-quality imaging capabilities than are currently available with conventional systems. The Company also believes that amorphous silicon technology is more precise than existing electronic X-ray imaging techniques, will be easier to maintain and operate, and will be less expensive. The Company expects the amorphous silicon detector to replace bulky image intensifiers and the film in conventional X-ray systems. In 1997, the Company obtained from G.E. Medical Systems the exclusive right to manufacture amorphous silicon detectors for use in high-end medical systems applications.

     This Optoelectronics segment offers its products under various names which include Electro-Optics, Heimann Optoelectronics, IC Sensors, Reticon, Judson and Vactec.

     In December 1998, the Company successfully completed its tender offer to purchase shares of Lumen Technologies, Inc., a maker of high-tech specialty light sources, for approximately $253 million in cash and assumed debt. The Optoelectronics segment operates substantially all of the Lumen businesses, including ILC Technology, ORC Technologies, and Wolfram Electric. Products manufactured by Lumen include specialty discharge lamps for medical fiberoptic illumination and cinema projection and stage and studio lighting. Lumen's products are used in a variety of applications, including high-intensity illumination systems and mini-systems that incorporate lamps, optics and electronic systems in the medical, aerospace, entertainment, semiconductor and military industries.

  Instruments

     Through its Instruments segment, the Company designs, manufactures and markets products for detection, measurement and testing applications. These products provide a wide range of measurement capabilities and options through the use of high-speed signal processing and image enhancement and a broad utilization of detector technologies. The products are used in medical diagnostics, automotive durability, food monitoring, and airport, cargo and industrial security applications. The Company's instruments include products that feature the accurate generation, detection and measurement of various segments of the electromagnetic spectrum. Customers of the Instruments segment include the Federal Aviation Administration, major airlines, Hoechst, BASF, Los Alamos National Engineering Laboratory, Lubrizol, General Motors and Daimler-Chrysler. In 1998, this segment had sales of $247 million, representing 18% of the Company's total sales and 24% of the Company's operating profit before nonrecurring items and Divestitures and Other. The strategy of the Instruments segment is to broaden its product offerings in the photolithography and food inspection applications, by both increasing sales in existing product lines and by adding new product lines, and to grow its range of after-market services offered to its existing customer base.

     Principal products of the Instruments segment include EG&G's PakScan(R) food screening system, which is used in food processing and packaging plants. PakScan's copyrighted intelligent software penetrates metallic pouches, vacuum packaging, waxed paper cartons and plastic trays to monitor and detect foreign objects in raw and processed food at various stages of production. The PakScan system removes contaminated packages from production lines.

     EG&G's Z-Scan(R) luggage screening system can identify the chemical and physical signatures of explosives and drugs with great accuracy and at speeds of up to 1,200 bags per hour. In March 1998, EG&G Astrophysics received an order of more than $3 million for its Z-Scan automatic explosives and contraband detection systems to be installed at San Francisco International Airport. In addition to Z-Scan, the Company's security-scanning products screen large cargo shipments at airports and customs check points, as well as baggage and packages in mail rooms, courthouses and schools.

     For the automobile, chemical additive and petroleum industries, the Company's Instruments segment provides automobile durability, performance and emissions testing, and tests fuels, lubricants and chemical additives. The Company performs automobile durability and performance testing for all major domestic, and a number of foreign, automobile manufacturers. Through a joint venture with a subsidiary of Daimler-Chrysler the Company provides operational services to the recently opened Daimler-Chrysler automotive test track in Elmsland, Germany since 1997.

     The Instruments segment offers its products under various names which include Astrophysics, ORTEC, Automotive Research and Structural Kinematics.

  Engineered Products

     Through its Engineered Products segment, the Company produces static and dynamic seals, sealing systems, solenoid valves, bellows devices, advanced pneumatic components, systems and valves and sheet metal-formed products for market-leading OEMs and end users. Typical applications for these products are in the aerospace, semiconductor and power generation equipment markets. Customers of the Engineered Products segment include Boeing, AlliedSignal, United Technologies, and Applied Materials. In 1998, this segment had sales of $168 million, representing 12% of the Company's total sales and 15% of the Company's operating profit before nonrecurring items and Divestitures and Other. The strategy of the Engineered Products segment is to sell its existing products, product extensions and product service capabilities in new markets such as the aerospace aftermarket and the ground and aero turbine markets, and leverage its existing strength in the aerospace market. In addition, the Engineered Products segment plans to continue its efforts to improve and streamline its manufacturing processes.

     The principal products of the Engineered Products segment include metal bellows seals that hold the medication in pain reduction implants in patients, valves that provide propulsion and directional control on major satellites and bellows devices that safely contain dangerous dielectric fluids contained in locomotive cooling systems. The Engineered Products segment's brush seals and flexible, metallic C- and E-Seals(TM) minimize leakage and improve both efficiency and fuel consumption in power generation engines.

     The Engineered Products segment recently developed a family of ultra-high vacuum seals, called Alpha-C(R) and Beta-C(R) seals, for use in the increasingly harsh environments in which semiconductor processing and vacuum equipment operate. Integrating these seals into existing equipment to replace earlier generations of seals enables manufacturers to upgrade their capabilities to meet the demanding new requirements in these environments.

     The Engineered Products segment offers its products under various names, including Pressure Science, Wright Components, KT Aerofab and Belfab.

     In April 1998, the Company acquired substantially all of the assets of the Belfab Division of the TI Group, a Florida-based leading designer and manufacturer of bellows devices for the semiconductor process industry. Belfab supplies edge-welded bellows assemblies to semiconductor manufacturers for use in wafer and equipment positioning devices within process tools, as well as dynamic seals used in vacuum equipment. In November 1998, Belfab was awarded a major three-year contract to supply welded bellows products and electro-mechanical assemblies to Applied Materials, Inc. This contract represents the single largest award for metal bellows products in the Company's history.

  Technical Services

     Through its Technical Services segment, the Company provides engineering, scientific, management and technical support services to a broad range of governmental and industrial customers. The types of services provided and relevant customers include: technical and support services and chemical weapons disposal for the U.S. Department of Defense ("DoD"); seized-property administration for the U.S. Customs Service and Internal Revenue Service; consulting services for the U.S. Department of Transportation; science and engineering services for a variety of customers such as the U.S. Department of Energy (DOE), Environmental Protection Agency (EPA), National Oceanic and Atmospheric Administration (NOAA) and the National Aeronautic and Space Administration

(NASA); management services for the Greater Kelly Development Corporation in connection with the privatization of Kelly Air Force Base in San Antonio, Texas; physical security services for a variety of government agencies; operational and support services for NASA and the U.S. Air Force and technical support in a joint venture for the National Science Foundation in Antarctica. In 1998, this segment had sales of $554 million, representing 39% of the Company's total sales and 31% of the Company's operating profit before nonrecurring items and Divestitures and Other. The strategy of the Technical Services segment is to continue to develop its expertise in logistics management and privatization of government facilities, partner with other qualified vendors on government contracts, and deploy commercial practices designed to enhance quality and performance in the public contracting sector.

     The Company now offers many of the services in this segment through its EG&G Services division. In May 1998, EG&G Services was awarded a $113 million contract from the U.S. Navy to provide technical and support services at the Naval Surface Warfare Center, Crane, Indiana. In June of 1998, the U.S. Navy awarded the Company additional support services work totaling $54 million.

     In March 1998, the Company began operating the first Defense Logistics Agency (DLA) materials depot to be outsourced by DoD, located at Kelly Air Force Base, San Antonio, Texas. In July 1998, EG&G Services, the U.S. Customs Service's prime contractor for seized property management, was presented with the "Large Business Partner of the Year Award" from the U.S. Treasury Department.

     In September 1998, EG&G Services was awarded a contract that could total approximately $40 million over five years to provide logistics and support services for the U.S. Marine Corps' Advanced Amphibious Assault Vehicle, and a separate contract that could total approximately $144 million over five years to support the U.S. Navy's Fleet Technical Support Center.

     The Company is in the second year of a three-year contract with the Greater Kelly Development Corporation to assist in the implementation of a redevelopment plan for Kelly Air Force Base. The contract also has two three-year renewal options at the discretion of the Greater Kelly Development Corporation to provide additional activities related to the privatization of the base.

     In August 1998, the Company announced that its joint venture with Johnson Controls was unsuccessful in its bid to provide support services to NASA and the Air Force at Florida's Kennedy Space Center, Cape Canaveral Air Station and Patrick Air Force Base.

     The Company's recent announcement regarding its decision to undertake a strategic review of its Technical Services segment is discussed above under "Recent Developments".

  Discontinued Operations

     The Company had provided services under management and operations contracts to DOE and reports its former DOE Support segment as discontinued operations. Three of these DOE contracts expired in 1995, and a fourth expired in 1997. The Company is in the process of negotiating contract closeouts and does not anticipate incurring any material loss in connection with such contracts in excess of previously established reserves.

MARKETING

     Life Sciences, Optoelectronics, Instruments and Engineered Products, the Company's four product-based operating segments, market their products and services through their own specialized sales forces as well as through independent foreign and domestic manufacturer representatives and distributors. In certain foreign countries, these operating segments have entered into joint venture and license agreements with local firms to manufacture and market their products.

     The Company's Technical Services operating segment, which provides technical and management support services to government and industrial customers, focuses its marketing activities on identifying and bidding on competitively bid procurements through its internal business development staff. For certain procurements, this segment markets its services through a joint venture or teaming arrangement with other qualified vendors.

RAW MATERIALS AND SUPPLIES

     Raw materials and supplies used by the Company are generally readily available in adequate quantities from domestic and foreign sources. The Company does not believe that the loss of any one raw material or source of supply would have a materially adverse impact on the overall business of the Company or on any of its operating segments.

PATENTS AND TRADEMARKS

     While the Company's patents, trademarks and licenses in the aggregate are important to its business, the Company does not believe that the loss of any one patent, trademark or license or group of related patents, trademarks or licenses would have a materially adverse effect on the overall business of the Company or on any of its operating segments. EG&G(R), as well as certain product names, are registered trademarks of the Company.

BACKLOG

     At January 3, 1999, the Company's backlog of unfilled orders was approximately $458 million, compared to $539 million at December 28, 1997. The decrease was primarily due to divestitures and the expiration of the Company's NASA contract. At January 3, 1999, approximately 34% of the backlog represented orders received from U.S. government agencies, primarily in the Technical Services segment. The Company estimates that 94% of its backlog as of January 3, 1999 will be billed during 1999. Because of possible changes in delivery schedules, possible cancellation of orders and potential delays in product shipments, the Company's backlog as of any particular date may not necessarily be representative of actual sales for any succeeding period.

GOVERNMENT CONTRACTS

     In accordance with government regulations, all of the Company's government contracts are subject to termination for the convenience of the government. Costs incurred under cost-reimbursable contracts are subject to audit by the government. The results of prior audits, which have been completed through 1993, have not had a material effect on the Company.

     CONTINUING OPERATIONS: Sales to U.S. government agencies, which were predominantly to the DoD and NASA, were $524 million, $537 million and $527 million in 1998, 1997 and 1996, respectively. In August 1998, the Company announced that its joint venture with Johnson Controls was unsuccessful in its bid to provide support services to NASA and the Air Force at Florida's Kennedy Space Center, Cape Canaveral Air Station and Patrick Air Force Base. The NASA contract at the Kennedy Space Center contributed sales of $134 million in 1998, $168 million in 1997 and $172 million in 1996. The Company recorded a charge of $2.3 million in 1998 in connection with the closeout of this contract.

COMPETITION

     Because of the wide range of its products and services, the Company faces many different types of competition and competitors. In many markets, the Company faces strong competition, which affects its ability to sell its products and services and the prices at which such products and services are sold. Competitors range from large foreign and domestic organizations that produce a comprehensive array of goods and services and that may have greater financial and other resources than the Company, to small concerns producing a small number of goods or services for specialized market segments.

     In the Life Sciences segment, the Company competes with manufacturers of bioanalytical research devices and clinical diagnostic equipment. Size of the competition ranges from large multinational companies with a broad range of products to specialized firms that in some cases have well established positions in their markets. The Company competes in these markets on the basis of innovative technologies, product differentiation and quality. The continued consolidation of competitors through acquisitions and mergers is expected to increase the proportion of large competitors in this segment.

     In the Optoelectronics segment, the Company competes with specialized manufacturing companies in the manufacture and sale of specialty flashtubes, certain photodetectors and photodiodes, and switched power supplies. This segment competes on the basis of price, technological innovation and operational efficiency. With the addition of the Lumen businesses, the Company will face additional competition based on product reliability and quality.

     In the Instruments segment, the Company competes with instrument companies that serve narrow segments of markets in X-ray and magnetic security systems and nuclear and industrial instrumentation. The Company competes in these markets primarily on the basis of product performance, product reliability, service and price. Competition for automotive testing services is primarily from a few specialized testing companies and from customer-owned testing facilities, and is primarily based on quality, service, and price.

     In the Engineered Products segment, competition is typically based on product innovation, quality, service and price. No single competitor competes directly with this segment across its full product range. In a few markets, competitors are large organizations such as BTR Rexnord and Senior. Most of the Company's competitors, however, are small specialized manufacturing companies offering fewer product lines, such as Stein, Voss, Valve Research and Advanced Products.

     Contracts in the Technical Services segment are typically won through competition with a number of large and small contractors, many of which are as large or larger than the Company and which, therefore, have resources and capabilities that are comparable to or greater than those of the Company. The primary bases for competition in these markets are technical and management capabilities, current and past performance, and price.

     Within all operating segments of the Company, competition for governmental purchases of both products and services is subject to mandated procurement procedures and competitive bidding practices. The Company competes primarily on the basis of product performance, technological innovation, service and price.

RESEARCH AND DEVELOPMENT

     During 1998, 1997 and 1996, Company-sponsored research and development expenditures were approximately $46 million, $44.9 million and $42.8 million, respectively. These expenditures were incurred primarily in the Company's Life Sciences and Optoelectronics operating segments.

ENVIRONMENTAL COMPLIANCE

     The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $9.5 million as of January 3, 1999, representing management's estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to five years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

EMPLOYEES

     As of March 1, 1999, the Company employed approximately 13,000 persons. Certain of the Company's subsidiaries are parties to contracts with labor unions. The Company considers its relations with employees to be satisfactory.

                 FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

                SALES AND OPERATING PROFIT BY OPERATING SEGMENT
                    FOR THE FIVE YEARS ENDED JANUARY 3, 1999

     The Company's businesses are reported as five reportable segments, which reflect the Company's management methodology and structure under five strategic business units (SBUs). A brief summary of each of the Company's five business segments is presented in Note 24 in the footnotes to the accompanying financial statements. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. The Company evaluates performance based on operating profit of the respective segments.

     Summarized financial information covering the Company's reportable segments is shown in the table below. A detailed discussion of nonrecurring items as defined herein and as footnoted below is presented in the Management's Discussion and Analysis section of this document.

(IN THOUSANDS)              1998          1997          1996          1995          1994
--------------           ----------    ----------    ----------    ----------    ----------
LIFE SCIENCES
Sales..................  $  148,124    $  125,380    $  111,759    $  105,959    $   93,162
Operating Profit
  (Loss)...............       9,046(1)     10,108         6,678         2,255          (657)(3)
OPTOELECTRONICS
Sales..................     268,558       261,291       269,530       259,357       213,380
Operating Profit
  (Loss)...............      (5,454)(1)    (23,128)(2)    7,190        14,935         4,992(3)
INSTRUMENTS
Sales..................     247,388       236,839       243,562       238,112       230,508
Operating Profit
  (Loss)...............       6,659(1)     17,966        25,920        22,368       (35,643)(3)
ENGINEERED PRODUCTS
Sales..................     167,646       127,087       112,798        97,447        93,522
Operating Profit.......       5,194(1)      8,846         5,203         7,858         4,843(3)
TECHNICAL SERVICES
Sales..................     553,514       533,323       498,965       532,265       508,720
Operating Profit.......      24,941(1)     22,776        23,363        24,064        17,767(3)
DIVESTITURES AND OTHER
Sales..................      22,666       176,885       190,638       186,438       193,264
Operating Profit
  (Loss)...............     115,090(1)     23,030(2)     19,276        11,193        (2,249)(3)
CONTINUING OPERATIONS
Sales..................   1,407,896     1,460,805     1,427,252     1,419,578     1,332,556
Operating Profit
  (Loss)...............     155,476(1)     59,598(2)     87,630        82,673       (10,947)(3)

---------------
(1) The operating profit for 1998 reflected restructuring charges of $54.5 million. The impact of these charges on each segment was as follows: Life Sciences -- $4.6 million, Optoelectronics -- $20.3 million,
    Instruments -- $11.3 million, Engineered Products -- $9.9 million, Technical Services -- $4.5 million and Divestitures and Other -- $3.9 million. Optoelectronics' 1998 operating loss included an in-process research and development charge of $2.3 million. Instruments' 1998 operating profit reflected a $7.4 million asset impairment charge. Engineered Products' 1998 operating profit reflected integration costs of $0.6 million. Technical Services' 1998 operating profit reflected contract closeout costs of $2.3 million. The 1998 operating profit for Divestitures and Other included gains on dispositions of $125.8 million and a charitable contribution of $3 million.

(2) The operating profit for 1997 reflected a $28.2 million asset impairment charge. The impact of this charge was $26.7 million on the Optoelectronics segment and $1.5 million on Divestitures and Other.

(3) The operating loss for 1994 included a goodwill write-down of $40.3 million and restructuring charges of $30.4 million. The impact of these nonrecurring charges on each segment was as follows: Life Sciences -- $0.3 million, Optoelectronics -- $9.7 million, Instruments -- $54.4 million, Engineered Products -- $2.3 million, Technical Services -- $1 million and Divestitures and Other -- $3 million.

     See Note 24 to the consolidated financial statements for additional information on operating segments.

     Additional information relating to the Company's operations in the various operating segments is as follows:

                             DEPRECIATION AND
                           AMORTIZATION EXPENSE             CAPITAL EXPENDITURES
                       -----------------------------    -----------------------------
(IN THOUSANDS)          1998       1997       1996       1998       1997       1996
--------------         -------    -------    -------    -------    -------    -------
Life Sciences........  $ 5,059    $ 4,091    $ 4,835    $ 5,415    $ 3,352    $ 1,642
Optoelectronics......   25,615     19,528     14,880     17,256     21,312     47,327
Instruments..........   10,573     11,688     10,767      8,382      7,616     17,585
Engineered
  Products...........    6,042      3,090      2,736     10,325      9,488      4,739
Technical Services...    1,869      1,914      2,075      2,033      1,087      1,694
Divestitures and
  Other..............    1,221      4,301      5,643      3,111      5,874      7,503
                       -------    -------    -------    -------    -------    -------
                       $50,379    $44,612    $40,936    $46,522    $48,729    $80,490
                       =======    =======    =======    =======    =======    =======

                                                  TOTAL ASSETS
                                             ----------------------
(IN THOUSANDS)                                  1998         1997
--------------                               ----------    --------
Life Sciences..............................  $  128,970    $102,705
Optoelectronics............................     479,818     216,096
Instruments................................     183,590     157,716
Engineered Products........................     112,898      60,619
Technical Services.........................      69,795      80,409
Divestitures and Other.....................     209,849     214,558
                                             ----------    --------
                                             $1,184,920    $832,103
                                             ==========    ========

     Divestitures and Other total assets consisted primarily of cash and cash equivalents, prepaid pension, prepaid taxes and, in 1997, receivables and inventories of operations divested in 1998.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     The following geographic area information includes sales based on location of external customer and net property, plant and equipment based on physical location:

                                                     SALES
                                     --------------------------------------
(IN THOUSANDS)                          1998          1997          1996
--------------                       ----------    ----------    ----------
U.S. ..............................  $  998,313    $1,022,644    $  999,322
Germany............................      68,493        72,436        63,502
United Kingdom.....................      47,794        65,462        48,971
Other Non-U.S. ....................     293,296       300,263       315,457
                                     ----------    ----------    ----------
                                     $1,407,896    $1,460,805    $1,427,252
                                     ==========    ==========    ==========

                                                  NET PROPERTY,
                                               PLANT AND EQUIPMENT
                                               --------------------
(IN THOUSANDS)                                   1998        1997
--------------                                 --------    --------
U.S. ........................................  $136,696    $108,415
Germany......................................    21,923      16,351
Finland......................................    15,431      13,181
Other Non-U.S. ..............................    47,776      43,196
                                               --------    --------
                                               $221,826    $181,143
                                               ========    ========

ITEM 2.  PROPERTIES

     As of March 1, 1999, the Company occupied approximately 7,842,200 square feet of building area, of which approximately 1,696,200 square feet is owned by the Company. The balance is leased. The Company's headquarters occupies 53,350 square feet of leased space in Wellesley, Massachusetts. The Company's other operations are conducted in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 27 states, Washington, D.C., Puerto Rico and 23 foreign countries.

     Non-U.S. facilities account for approximately 970,200 square feet of owned and leased property, or approximately 12% of the Company's total occupied space.

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

                                                           OWNED         LEASED        TOTAL
                                                         (SQ. FEET)    (SQ. FEET)    (SQ. FEET)
                                                         ----------    ----------    ----------
Life Sciences..........................................    241,600       124,300       365,900
Optoelectronics........................................    689,100       764,400     1,453,500
Instruments............................................    456,000       291,800       747,800
Engineered Products....................................    305,000       220,700       525,700
Technical Services.....................................          0     4,685,800     4,685,800
Corporate Offices......................................      4,500        59,000        63,500
                                                         ---------     ---------     ---------
Continuing Operations..................................  1,696,200     6,146,000     7,842,200
                                                         =========     =========     =========

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company has received notices from the Internal Revenue Service (IRS) asserting deficiencies in federal corporate income taxes for the Company's 1985 to 1994 tax years. The total additional tax proposed by the IRS amounts to $74 million plus interest. The Company has filed petitions in the United States Tax Court to challenge most of the deficiencies asserted by the IRS. The Company believes that it has meritorious legal defenses to those deficiencies and believes that the ultimate outcome of the case will not result in a material impact on the Company's consolidated results of operations or financial position.

     The Company and its subsidiary, EG&G Idaho, Inc., were named as defendants in a lawsuit filed in the United States District Court for the District of Idaho and served in November 1998. The suit was filed under the Civil False Claims Act by two former employees of EG&G Idaho, and names as defendants nine entities which were formerly, or currently are, prime or subcontractors to the Department of Energy at the Idaho National Engineering and Environmental Laboratory. The suit alleges that the defendants submitted false claims to the government for reimbursement of environmental activities which they knew or should have known were improperly performed or not performed at all. The damages claimed have not been quantified by the plaintiffs. The Company intends to defend itself vigorously in this matter and believes that its ultimate disposition will not have a material impact on the Company's consolidated results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company as of March 1, 1999. No family relationship exists between any of the officers.

NAME                                                              POSITION                 AGE
----                                                              --------                 ---
John M. Kucharski.................................  Chairman of the Board                  63
Gregory L. Summe..................................  President and Chief Executive Officer  42
Robert F. Friel...................................  Senior Vice President and Chief        43
                                                      Financial Officer
Murray Gross......................................  Senior Vice President,                 62
                                                      General Counsel and Clerk
Angelo D. Castellana..............................  Senior Vice President                  57
Richard F. Walsh..................................  Senior Vice President                  46
Robert A. Barrett.................................  Vice President                         55
Stephen DeFalco...................................  Vice President                         38
Hansford T. Johnson...............................  Vice President                         63
Rabbe Klemets.....................................  Vice President                         45
Deborah S. Lorenz.................................  Vice President                         49
Daniel T. Heaney..................................  Treasurer                              45
Gregory D. Perry..................................  Controller                             38

     Mr. Kucharski joined the Company in 1972. He was elected a Vice President in 1979, a Senior Vice President in 1982, an Executive Vice President in 1985, and President and Chief Operating Officer in 1986. Mr. Kucharski served as Chief Executive Officer from 1987 through 1998, and has been Chairman of the Board of Directors since 1988.

     Mr. Summe joined the Company in 1998 as President and Chief Operating Officer, and was elected President and Chief Executive Officer in December 1998. Until late 1997, he was President of AlliedSignal's Automotive Products Group. AlliedSignal Inc. is a $15 billion multi-product company, which has operations in aerospace, automotive and engineered materials businesses. Prior to being appointed President of AlliedSignal's Automotive Products Group in 1997, Mr. Summe served as President of AlliedSignal's Aerospace Engines from 1995 to 1997 and as President of AlliedSignal's General Aviation Avionics from 1993 to 1995.

     Mr. Friel joined the Company in 1999 as Senior Vice President and Chief Financial Officer. From 1997 to 1999 he was Corporate Vice President and Treasurer of AlliedSignal Inc. Prior to that he was Vice President, Finance and Administration of AlliedSignal Engines from 1992 to 1996.

     Mr. Gross joined the Company in 1971. He was elected Assistant General Counsel and Assistant Clerk in 1978, Vice President, General Counsel and Clerk in 1990, and Senior Vice President in 1996.

     Mr. Castellana joined the Company in 1965. He was elected a Vice President in 1991 and a Senior Vice President in 1997 and serves as a principal executive in the Office of the Chief Executive Officer, overseeing the Optoelectronics and Instruments operating segments.

     Mr. Walsh joined the Company in July 1998 as Senior Vice President of Human Resources. From 1989 to 1998, he served as Senior Vice President of Human Resources of ABB Americas, Inc., the U.S. based subsidiary of an international engineering company.

     Mr. Barrett serves as Vice President of the Company and President of the Engineered Products Strategic Business Unit, positions he has held since January 1997 and May 1998, respectively. From 1990 to 1997, he served as President and General Manager of EG&G Pressure Science, Inc.

     Mr. DeFalco serves as Vice President of Strategic Planning and Business Development of the Company, a position he has held since September 1998. From 1996 to 1998, he worked at United

Technologies, a provider of technology related products and services, as Director of Strategic Planning and subsequently at their subsidiary Carrier Corporation as the Vice President of Strategic Planning. From 1988 to 1996, he served with McKinsey & Co., a consulting company, most recently as Senior Engagement Manager, assisting high technology companies in the development of business strategies.

     Mr. Johnson serves as Vice President of the Company and President of the Technical Services Strategic Business Unit, positions he has held since 1998. Prior to 1998, he served as Chief Operating Officer of the Credit Union National Association (a national affiliation of credit unions) from 1997 to 1998, as Chairman, President and Chief Executive Officer of the Greater Kelly Development Corporation (a quasi-public agency established to oversee the privatization of Kelly Air Force Base, San Antonio, Texas) from 1995 to 1997, and as Vice Chairman of the Board of Directors of USAA Capital Corporation (a provider of diversified financial services) from 1993 to 1995.

     Mr. Klemets is Vice President of the Company and President of the Life Sciences Segment Business Unit, positions he has held since May 1998. From 1991 to 1998, he served as Managing Director of Wallac Oy, a subsidiary of the Company. Mr. Klemets is a citizen of Finland.

     Ms. Lorenz joined the Company in 1990. She was elected a Vice President in 1992 and is responsible for Investor Relations and Corporate Communications.

     Mr. Heaney joined the Company in 1980, serving as Manager of Financial Analysis, Controller of the Technical Services segment from 1989 to 1994 and Director of Economic Value Added Implementation from 1994 to 1995. He was elected Treasurer in 1995.

     Mr. Perry joined the Company in September 1998 as Controller. From 1997 to 1998, he served as Chief Financial Officer of AlliedSignal's Automotive Products Group and as Chief Financial Officer of AlliedSignal's Fram and Autolite Units. Prior to 1997, he served as Vice President, Finance of GE Medical Systems Europe from 1994 to 1997, and served as Manager in charge of business development for GE Motors from 1991 to 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

                                                          1997 QUARTERS
                                               ------------------------------------
                                               FIRST     SECOND    THIRD     FOURTH
                                               ------    ------    ------    ------
High.........................................  $24.63    $21.13    $22.63    $23.00
Low..........................................   19.63     18.13     18.75     18.00

                                                          1998 QUARTERS
                                               ------------------------------------
                                               FIRST     SECOND    THIRD     FOURTH
                                               ------    ------    ------    ------
High.........................................  $28.50    $33.75    $30.13    $29.44
Low..........................................   19.44     27.13     18.88     20.50

DIVIDENDS

                                                          1997 QUARTERS
                                               ------------------------------------
                                               FIRST     SECOND    THIRD     FOURTH
                                               ------    ------    ------    ------
Cash Dividends Per Common Share..............  $  .14    $  .14    $  .14    $  .14

                                                          1998 QUARTERS
                                               ------------------------------------
                                               FIRST     SECOND    THIRD     FOURTH
                                               ------    ------    ------    ------
Cash Dividends Per Common Share..............  $  .14    $  .14    $  .14    $  .14

     The Company's common stock is listed and traded on the New York Stock Exchange. The number of holders of record of the Company's common stock as of February 26, 1999, was approximately 9,400.

     In October 1998, the Board of Directors of the Company declared a regular quarterly cash dividend of fourteen cents per share of common stock. The quarterly cash dividend was paid on February 6, 1999, to stockholders of record at the close of business on January 22, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION
                    FOR THE FIVE YEARS ENDED JANUARY 3, 1999

(IN THOUSANDS WHERE APPLICABLE)                    1998          1997          1996          1995          1994
-------------------------------                 ----------    ----------    ----------    ----------    ----------
OPERATIONS:
Sales.........................................  $1,407,896    $1,460,805    $1,427,252    $1,419,578    $1,332,556
Operating income (loss) from continuing
  operations..................................     155,476(1)     59,598(4)     87,630        82,673       (10,947)(7)
Income (loss) from continuing operations......     102,002(2)     30,645(5)     54,480        54,304       (32,107)(8)
Income from discontinued operations, net of
  income taxes................................          --         3,047         5,676        13,736        26,452
Net income (loss).............................     102,002(2)     33,692(5)     60,156        68,040        (5,655)(8)
Basic earnings (loss) per share:
  Continuing operations.......................        2.25(2)        .67(5)       1.15          1.05          (.58)(8)
  Discontinued operations.....................          --           .07           .12           .27           .48
  Net income (loss)...........................        2.25(2)        .74(5)       1.27          1.32          (.10)(8)
Diluted earnings (loss) per share:
  Continuing operations.......................        2.22(2)        .67(5)       1.15          1.05          (.58)(8)
  Discontinued operations.....................          --           .07           .12           .27           .48
  Net income (loss)...........................        2.22(2)        .74(5)       1.27          1.32          (.10)(8)
  Return on equity............................        28.0%(3)        9.7%(6)       16.4%       16.8%         (1.2)%(9)
Weighted-average common shares outstanding:
  Basic.......................................      45,322        45,757        47,298        51,483        55,271
  Diluted.....................................      45,884        45,898        47,472        51,573        55,324
FINANCIAL POSITION:
Working capital...............................  $   41,284    $  202,571    $  194,915    $  218,235    $  199,656
Current ratio.................................      1.08:1        1.71:1        1.75:1        1.87:1        1.71:1
Total assets..................................   1,184,920       832,103       822,900       803,915       793,129
Short-term debt...............................     157,888        46,167        21,499         5,275        59,988
Long-term debt................................     129,835       114,863       115,104       115,222           812
Long-term liabilities.........................     131,320       103,237        82,894        71,296        65,129
Stockholders' equity..........................     399,667       328,388       365,106       366,946       445,366
-- Per share..................................        8.93          7.24          7.88          7.71          8.08
Total debt/total capital......................          42%           33%           27%           25%           12%
Common shares outstanding.....................      44,746        45,333        46,309        47,610        55,124

(IN THOUSANDS WHERE APPLICABLE)                    1998          1997          1996          1995          1994
-------------------------------                 ----------    ----------    ----------    ----------    ----------
CASH FLOWS:
Cash flows from continuing operations.........  $   69,762    $   32,142    $   73,238    $  123,831    $   70,341
Cash flows from discontinued operations.......        (207)        2,696         6,920        26,334        25,542
Cash flows from operating activities..........      69,555        34,838        80,158       150,165        95,883
Depreciation and amortization.................      50,379        44,612        40,936        39,426        36,790
Capital expenditures..........................      46,522        48,729        80,490        61,839        37,277
Cost of acquisitions..........................     217,937         3,611            --            --        32,841
Proceeds from dispositions....................     210,505        24,287         1,744        15,238         2,872
Purchases of common stock.....................      41,217        28,104        30,760       135,079        19,139
Cash dividends per common share...............         .56           .56           .56           .56           .56

---------------
(1) Included net nonrecurring income items totaling $55.7 million, $37.8 million after-tax ($.83 basic earnings per share, $.82 diluted earnings per share); nonrecurring items as defined herein and as discussed in the accompanying consolidated financial statements and related footnotes are more fully discussed in the Management's Discussion and Analysis section of the Annual Report on Form 10-K.

(2) Included the nonrecurring items in Note 1 above and an investment gain of $4.3 million, $2.7 million after-tax ($.06 basic and diluted per share).

(3) Return on equity before effects of nonrecurring items was 17.9%.

(4) Reflected an asset impairment charge of $28.2 million, $23.5 million after-tax ($.51 basic and diluted loss per share).

(5) Reflected the asset impairment charge in Note 4 above and a cost of capital reimbursement of $3.4 million, $2.3 million after-tax ($.05 basic and diluted earnings per share).

(6) Return on equity before effects of nonrecurring items was 15.4%.

(7) Included a goodwill write-down of $40.3 million and restructuring charges of $30.4 million, $64 million after-tax ($1.16 basic and diluted loss per share).

(8) Included the nonrecurring items in Note 7 above and an investment write-down of $2.1 million, $1.4 million after-tax ($.03 basic and diluted loss per share).

(9) Return on equity before effects of nonrecurring items was 12.1%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     During 1998, the Company implemented various initiatives for sustainable profitability and earnings per share growth. The Company achieved important milestones to restructure and rebalance its portfolio into 1999 and beyond. The Company divested certain non-core operations during the year and utilized the proceeds to accelerate certain consolidation programs, and completed four strategic acquisitions.

     Acquisitions in early 1998 included Isolab in our Life Sciences segment and Belfab in our Engineered Products segment. The Company accelerated its growth initiative with fourth quarter 1998 acquisitions of Lumen Technologies, Inc. (Lumen) and Life Sciences Resources, Ltd. (LSR) in our Optoelectronics and Life Sciences segments, respectively. On December 16, 1998, the Company completed its acquisition of Lumen, a maker of high-technology specialty light sources, at a purchase price of approximately $253 million, including approximately $75 million of assumed debt. Lumen will be reported primarily as a component of the Company's Optoelectronics segment. Also in December, 1998, the Company acquired LSR, a developer of biotechnology, biomedical and clinical research instrumentation, at a purchase price of approximately $11 million. LSR will be reported in the Life Sciences segment of the Company. Due to the timing of the transactions, the financial results of Lumen and LSR were not material to the Company's consolidated results of operations for 1998.

     Base operations results of operations exclude certain nonrecurring items which are presented in the table below. Reference to nonrecurring items herein relates to the items presented below.

     A reconciliation of reported operating income to base operating income results for 1998 compared to 1997 is as follows:

                                                     OPERATING INCOME
                                                   ---------------------
(IN THOUSANDS)                                       1998         1997
--------------                                     ---------    --------
As reported......................................  $ 155,476    $ 59,598
Gains on dispositions............................   (125,822)    (10,646)
In-process R&D charge............................      2,300          --
Restructuring charges............................     54,500       4,900
Integration costs & other........................        600       3,382
Asset impairment charge..........................      7,400      28,200
Charitable contribution (SG&A)...................      3,000          --
Contract closeout costs..........................      2,300          --
Employee benefit plan charge.....................         --       2,800
Results of divested operations...................     (2,127)    (26,590)
                                                   ---------    --------
Base operations..................................  $  97,627    $ 61,644
                                                   =========    ========

     In March, 1999, the Company announced that it had entered into an agreement to acquire Perkin-Elmer's Analytical Instruments Division, a leading producer of high quality analytical testing instruments, for a purchase price of approximately $425 million. The Company plans to finance the transaction with a combination of existing cash and equivalents, borrowings under its existing credit facilities and other financing, as required. The closing of the acquisition is subject to certain customary closing conditions including regulatory approval. The transaction is expected to close during the second quarter of 1999. Perkin-Elmer Analytical Instruments generated 1998 fiscal year sales of $569 million. Its systems are widely used to achieve product uniformity in drugs and medicines, ensure the purity of food and water, protect the environment, measure and test the structural integrity of many different materials and various other applications. The division sells to traditional analytical instruments and life sciences markets. The Company also announced that it will explore strategic alternatives for its Technical Services business unit and has engaged Goldman, Sachs & Co. to conduct the review. In 1999, EG&G anticipates Technical Services will have a sales level of approximately $450 million.

DISCUSSION OF CONSOLIDATED RESULTS OF OPERATIONS -- 1998 COMPARED TO 1997

     Sales, excluding the effect of divested operations of $22.7 million and $175.4 million in 1998 and 1997, respectively, increased 8% in 1998 versus 1997. Reported sales decreased $52.9 million, or 4%, in 1998 compared to 1997 due primarily to the absence of revenues from divested operations and lower revenues from the Company's NASA contract which expired at the end of the third quarter of 1998. Decreases in revenues from divested operations and the Company's NASA contract were $152.8 million and $37.5 million, respectively, and were offset by increases in base sales, excluding 1998 acquisitions, of approximately $113.6 million.

     1998 results included an in-process research and development charge of $2.3 million related to the fourth quarter acquisitions of Lumen and LSR and also included contract closeout costs of $2.3 million in Technical Services related to the termination of the Kennedy Space Center Contract. Restructuring charges recorded during 1998 were $54.5 million. The impact of these charges on each segment was as follows: Life Sciences-$4.6 million, Optoelectronics-$20.3 million, Instruments-$11.3 million, Engineered Products-$9.9 million, Technical Services-$4.5 million, and Divestitures and Other-$3.9 million. Also included in 1998 operating income was a $7.4 million asset impairment charge related to the Instruments segment and a $3 million charitable contribution recorded in selling, general and administrative expenses. Gains of $125.8 million on dispositions of businesses were included in 1998 operating income in Divestitures and Other. Beginning in 1998, the Company began reporting on the basis of five business segments in accordance with the requirements of SFAS No. 131. The prior period results herein have been reclassed between segments for comparability and the basis of presentation has been revised to conform to the 1998 format.

     The operating income from continuing operations in 1997 included an asset impairment charge of $28.2 million. The impact of this charge was $26.7 million in the Optoelectronics segment and $1.5 million in Divestitures and Other.

     Base operating income excludes certain nonrecurring items which are discussed herein and a summary of the respective 1998 nonrecurring items is as follows:

                                                                        DILUTED
                                                                    EARNINGS (LOSS)
(IN THOUSANDS)                           BEFORE-TAX    AFTER-TAX       PER SHARE
--------------                           ----------    ---------    ---------------
Gains on dispositions..................   $125,822      $87,833          $1.91
Integrations costs.....................       (600)        (384)          (.01)
Restructuring charges..................    (54,500)     (39,531)          (.86)
Asset impairment charge................     (7,400)      (4,425)          (.10)
Charitable contribution (SG&A).........     (3,000)      (1,920)          (.04)
Contract closeout costs................     (2,300)      (1,472)          (.03)
In-process R&D charge..................     (2,300)      (2,300)          (.05)
                                          --------      -------          -----
Subtotal...............................     55,722       37,801            .82
Gain on investment.....................      4,254        2,723            .06
                                          --------      -------          -----
Total..................................   $ 59,976      $40,524          $ .88
                                          ========      =======          =====

     Reported operating income from continuing operations for 1998 was $155.5 million, an increase of 161% from 1997. Base operating income of $97.6 million increased 58% compared to 1997 due primarily to higher gross profit across most businesses. A reconciliation of reported operating income in 1998 and 1997 versus base operating income is presented in the preceding table in the Overview section of Management's Discussion and Analysis. Discussion of segment results of operations during 1998 versus 1997 is presented below.

DISCUSSION OF CONSOLIDATED RESULTS OF OPERATIONS -- 1997 COMPARED TO 1996

     Sales from continuing operations increased 2% in 1997 compared to 1996. Excluding the effects of currency translation and results of divested operations, sales increased 5%. Operating income from continuing operations was $59.6 million in 1997 and included a $28.2 million non-cash asset impairment charge, primarily associated with the IC Sensors business. The after-tax effect of this charge was $23.5 million ($.51 loss per share). Excluding the asset impairment charge, operating income in 1997 was $87.8 million, approximately equal to the prior year. The 1997 operating income included gains of $10.6 million from the divestitures of businesses. These gains were offset by $11.1 million of planned integration and other costs consisting of $8.3 million incurred in connection with the consolidation, integration and restructuring initiatives and a charge of $2.8 million resulting from a cash deficit in an employee benefit plan. The gains and costs were included in selling, general and administrative expenses. Research and development expenses were $44.9 million in 1997, an increase of $2.1 million over 1996.

SEGMENT RESULTS OF OPERATIONS

     The Company's businesses are reported as five reportable segments, which reflect the Company's management methodology and structure under five SBUs as discussed above. A brief summary of each of the Company's five business segments is presented in Note 24 in the footnotes to the accompanying consolidated financial statements. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. The Company evaluates performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for 1998 versus 1997 and 1997 versus 1996.

  Life Sciences

     1998 Compared to 1997

     Sales for 1998 were $148.1 million compared to $125.4 million for 1997, which represents a $22.7 million, or 18%, increase. Higher sales volumes from certain base businesses, revenues from recently developed products and the Isolab acquisition revenues of $6.5 million were the primary reasons for the increase during 1998. The higher volumes during 1998 primarily related to the diagnostic and bioanalytical business.

     Reported operating profit for 1998 was $9.0 million compared to $10.1 million for 1997 which represents a $1.1 million, or 11%, decrease. Restructuring charges of $4.6 million recorded in the first half of fiscal 1998 contributed to this decrease. 1998 base operating profit was $13.7 million compared to $10.3 million for 1997, which represents a $3.4 million, or 33%, increase. The increase was due primarily to the higher revenues discussed above and improved gross margins from most businesses resulting from a more favorable product mix.

     1997 Compared to 1996

     Sales for 1997 were $125.4 million which represented a $13.6 million, or 12%, increase compared to the prior year. The increase was mainly due to sales of a new medical research instrument and consumables related to the placement of an increasing number of diagnostic instruments. These increases were partially offset by government funded research revenue decreases and delays in certain product improvements.

     Base operating income increased 54% versus the prior year to $10.3 million for 1997. Higher sales discussed above contributed to the increase combined with the effects of increased profitability from an enhanced product offering and an improved sales mix.

  Optoelectronics

     1998 Compared to 1997

     Sales for 1998 were $268.6 million compared to $261.3 million for 1997, which represents a $7.3 million, or 3%, increase. Slight increases in sales across most businesses were partially offset by lower 1998 printer circuit board assembly sales versus 1997.

     Reported operating loss for 1998 was $5.5 million compared to a loss of $23.1 million for 1997 which represents an increase of $17.6 million, or 76%. Restructuring charges of $20.3 million were recorded in the first half of fiscal 1998 and a fourth quarter charge of $2.3 million was recorded for an in-process research and development charge related to the Lumen acquisition; each contributed to the 1998 operating loss. 1998 base operating profit was $17.2 million compared to $5.3 million for 1997, which represents an $11.9 million, or 225%, increase. Higher gross margins across most businesses, favorable product mix, and various operational improvement initiatives to lower production costs were the primary contributors to this increase.

     1997 Compared to 1996

     Sales decreased $8.2 million due to loss of market share to a competitor's lower cost automotive accelerometers, the effects of currency translation and the completion of contracts in 1996 in the camera and power supplies businesses. These decreases were partially offset by the sales resulting from the introduction of new thermopile products. The $30.3 million decrease in reported income resulted primarily from the noncash asset impairment charge of $26.7 million.

Excluding the impairment charge, operating income decreased $3.6 million as a result of lower sales, higher operating losses at IC Sensors and higher development costs for the advanced micromachined sensors technology. The 1997 cost of the development effort for the amorphous silicon project continued at the $4.5 million level, while the development effort for the advanced micromachined sensor technology cost $5.3 million.

  Instruments

     1998 Compared to 1997

     Sales for 1998 were $247.4 million compared to $236.8 million for 1997, which represents a $10.6 million, or 4%, increase. This was due primarily to the effects of a $4.5 million increase in automotive business revenues and $4 million of royalty and licensing fees from a multi-year agreement consummated in the fourth quarter of 1998. These increases were partially offset by a 6% decrease in 1998 X-Ray revenues due to an overall softening in the security markets. Delays of certain international shipments during the fourth quarter of 1998 also contributed to lower 1998 sales.

     Reported operating profit for 1998 was $6.7 million compared to $18.0 million for 1997, which represents a decrease of $11.3 million, or 63%. Restructuring charges of $11.3 million and an asset impairment charge of $7.4 million were recorded in the first half of 1998 and contributed to this decrease. 1998 base operating profit was $25.3 million compared to $20.6 million for 1997 which represents a $4.7 million, or 23%, increase. Base operating income in 1998 increased versus 1997 due primarily to the royalty and licensing fees, which contributed $3.1 million to operating income, and a $2 million refund of sales and use taxes which were offset in part by customer contract provisions.

     1997 Compared to 1996

     Instruments sales decreased $6.7 million, and operating income decreased $8 million. The Instruments results included a $3.4 million net reduction in patent infringement costs. This increase was offset by restructuring and integration costs of $2.7 million and the absence of income ($1.1 million) from the expiration of a grant liability in 1996, start-up costs, price reductions due to continued competitive pressure on conventional explosives-detection systems and lower sales experienced by some businesses.

  Engineered Products

     1998 Compared to 1997

     Sales for 1998 were $167.6 million compared to $127.1 million for 1997, which represents a $40.5 million, or 32%, increase. Modest strength in the Company's aerospace business partially contributed to the increase and was offset in part by continued declining sales from the semiconductor business. The Belfab acquisition completed in the second quarter contributed $17.2 million while most other segment businesses recorded higher 1998 sales compared to 1997. Excluding the acquisition, revenues in 1998 increased approximately 18% compared to 1997.

     Reported operating profit for 1998 was $5.2 million compared to $8.8 million for 1997 which represents a decrease of $3.6 million, or 41%. Restructuring charges of $9.9 million recorded in the first half of 1998 and $0.6 million of integration costs recorded in the third quarter of 1998 contributed to this decrease. 1998 base operating profit was $15.7 million compared to $9.3 million for 1997, which represents an increase of $6.4 million, or 69%. Higher gross margins driven primarily by higher sales levels and certain manufacturing cost improvements across most businesses within the segment contributed to this increase. Belfab did not contribute to operating profit during 1998.

     1997 Compared to 1996

     Sales increased $14.3 million, or 13%, due to higher demand for aerospace products, reflecting continued strength in that market. Operating income increased $3.6 million as the result of income on higher sales and improved contract margins. These increases were partially offset by costs associated with the consolidation and relocation of manufacturing facilities and warranty costs.

  Technical Services

     1998 Compared to 1997

     Sales for 1998 were $553.5 million compared to $533.3 million for 1997, which represents a $20.2 million, or 4%, increase. At the end of the third quarter of 1998, the Company announced that its joint venture with Johnson Controls was unsuccessful in its bid to provide support services to NASA and the U.S. Air Force at Florida's Kennedy Space Center, Cape Canaveral and Patrick Air Force Base (the "Florida contract"). The Florida contract contributed sales of approximately $134 million and $168 million in 1998 and 1997, respectively. The overall increase in 1998 sales versus 1997 was due primarily to privatization sector contributions, and increased sales for the Defense Materials and Services units, offset by lower fourth quarter 1998 sales as a result of the loss of the Florida contract.

     Reported operating profit for 1998 was $24.9 million compared to $22.8 million for 1997, which represents a $2.1 million, or 9.2%, increase. Restructuring charges of $4.5 million were recorded in the first half of fiscal 1998 and $2.3 million of contract closeout costs were recorded in the third quarter of 1998. 1998 base operating profit was $31.7 million compared to $23.5 million for 1997, which represents a $8.2 million, or 35%, increase. The increase in operating profit was due primarily to higher revenues discussed above and improved gross margins from most businesses. This revenue increase was due primarily to higher base sales levels discussed above, improved grades on the chemical weapons disposal contract and the shutdown of an environmental services business which incurred a 1997 loss. Base operating profit as a percentage of sales increased due in part to the loss of the Florida contract, a low margin contributor.

     1997 Compared to 1996

     Sales increased $34.4 million (7%), primarily reflecting final shipments under a contract for the development and installation of communication systems and higher billings under government contracts. Base operating income in 1997 increased 1% compared to the prior year.

RESTRUCTURING AND INTEGRATION CHARGES

     The Company developed restructuring plans during 1998 to integrate and consolidate its businesses. The Company recorded restructuring charges in the first and second quarters of 1998, which are discussed separately below. These restructuring plans were points in the continuing transformation of the Company that began in 1994 and continued into 1998 with the addition of new leadership and new management, changes in the organization of the businesses and the realignment and consolidation of operations. Further details of the actions are presented below.

     In connection with the Company's continued transformation of its portfolio of companies, during the first quarter of 1998, management developed a plan to restructure certain businesses. A discussion of the businesses affected within each segment is presented below. The plan resulted in pre-tax restructuring charges totaling $31.4 million. The principal actions in the restructuring plan include close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower cost geographic locations, disposal of underutilized assets, withdrawal from certain product lines and general cost reductions. The restructuring charges were broken down as follows by operating segment:

                                                                    TERMINATION OF
                                                  DISPOSAL OF      LEASES AND OTHER
                               EMPLOYEE         CERTAIN PRODUCT       CONTRACTUAL
($ IN MILLIONS)            SEPARATION COSTS    LINES AND ASSETS       OBLIGATIONS      TOTAL
---------------            ----------------    ----------------    ----------------    -----
Life Sciences............        $  .3               $ .2                $ .2          $  .7
Optoelectronics..........          6.7                 .8                 1.1            8.6
Instruments..............          4.8                2.9                 2.0            9.7
Engineered Products......          4.8                1.9                 1.8            8.5
Technical Services.......           .3                 .4                  .2             .9
Corporate and Other......          3.0                 --                  --            3.0
                                 -----               ----                ----          -----
          Total..........        $19.9               $6.2                $5.3          $31.4
                                 =====               ====                ====          =====
Amounts incurred through
  1/3/99.................        $ 6.8               $6.2                $ .7          $13.7
Ending accrual at
  1/3/99.................        $13.1                 --                $4.6          $17.7

     The headcount reduction, by function, resulting in the Employee Separation Costs detailed above is as follows:

                       HEADCOUNT
                       REDUCTION
                       ---------
Sales & Marketing....      38
Production...........     492
General &
  Administrative.....      88
                          ---
          Total......     618
                          ===

     Further details of the actions are presented below. Specific businesses within each segment which were affected by the restructuring actions are as follows: The Engineered Products business affected primarily manufactures mechanical components and systems. The Optoelectronics businesses affected produce various lighting and sensor components and systems. The Instruments restructuring relates primarily to its X-ray imaging business which produces security screening equipment, as well as its Instruments for Research and Applied Science business which produces particle detector equipment.

          Close-down of certain facilities: Costs have been accrued for the closing down of facilities. These costs relate to the affected businesses discussed above within the Engineered Products and Optoelectronics segments.

          Transfer of assembly activities: The Company plans to relocate certain activities, primarily in its Optoelectronics segment, to lower cost geographic areas such as Indonesia and China. The costs included in the restructuring charges relate to costs associated with exiting the previous operations. Actual costs to physically relocate are charged to operations as incurred.

          Disposal of underutilized assets: The Company plans to dispose of underutilized assets either through sale or abandonment, primarily in its Instruments and Optoelectronics segments.

          Withdrawal from certain product lines: The Company has made a strategic decision to discontinue certain unprofitable product-lines discussed above, primarily in its Instruments and Optoelectronics segments.

     During the second quarter of 1998, the Company expanded its continuing effort to restructure certain businesses to further improve performance. The plan resulted in additional pre-tax restructuring charges of $23.1 million. The principal actions in this restructuring plan included the integration of current operating divisions into five strategic business units, close-down or consolidation of a number of production facilities and general cost reductions. Details are provided following the table presented below.

     The restructuring charges were broken down as follows by operating segment:

                                                                    TERMINATION OF
                                                  DISPOSAL OF      LEASES AND OTHER
                               EMPLOYEE         CERTAIN PRODUCT       CONTRACTUAL
($ IN MILLIONS)            SEPARATION COSTS    LINES AND ASSETS       OBLIGATIONS      TOTAL
---------------            ----------------    ----------------    ----------------    -----
Life Sciences............        $ 3.3               $ .2                $ .4          $ 3.9
Optoelectronics..........          1.8                5.6                 4.3           11.7
Instruments..............          1.6                 --                  --            1.6
Engineered Products......          1.4                 --                  --            1.4
Technical Services.......          3.4                 --                  .2            3.6
Corporate and Other......           .8                 --                  .1             .9
                                 -----               ----                ----          -----
          Total..........        $12.3               $5.8                $5.0          $23.1
                                 =====               ====                ====          =====
Amounts incurred through
  1/3/99.................        $ 2.5               $5.8                $ .3          $ 8.6
Ending accrual at
  1/3/99.................        $ 9.8                 --                $4.7          $14.5

     The headcount reduction, by function, resulting in the Employee Separation Costs detailed above is as follows:

                        HEADCOUNT REDUCTION
                        -------------------
Sales & Marketing.....           44
Production............          137
General &
  Administrative......          110
                                ---
          Total.......          291
                                ===

     Integration of Current Operating Divisions and Consolidation of Certain Production Facilities

     As part of the Company's second quarter restructuring plan, management reorganized its current operating divisions into five strategic business units
(SBUs). This resulted in termination of employees as well as the integration and consolidation of certain facilities and product lines. This effort is company-wide and affects all five SBUs. The major components within the Optoelectronics plan consisted of a development program and the closing of two wafer fab production facilities.

     The total restructuring charges in 1998 included $10.3 million for termination of leases and other contractual obligations. This amount includes approximately $7.0 million for termination of facility leases and other lease-related costs, $1.5 million for termination of distributor arrangements and $1.8 million for various other commitments. The facility leases have remaining terms ranging from six months to five years. The amount accrued reflects the Company's best estimate of actual costs to buy out the leases in certain cases or the net cost to sublease the properties in other cases.

     Approximately 300 employees of the total of 900 employees expected to be terminated as part of the two restructuring plans had been severed as of January 3, 1999. The plans will be mainly implemented by the segments by mid-1999, except for the SBU consolidation, which will occur by the end of 1999. Cash outlays, primarily for employee separation costs, were $10.2 million in 1998. The Company expects to incur approximately $32 million of cash outlays in connection with its restructuring plans throughout 1999. These funds will come primarily from operating cash flows or borrowings from existing credit facilities. Pre-tax cost savings under these restructuring plans, due primarily to reduced depreciation and lower employment costs, totaled approximately $6.8 million during 1998, or $.09 per share. Fiscal year 2000 will reflect a full year's savings from the restructuring plans, and pre-tax annual savings are anticipated to be approximately $24 million, or $.33 per share.

     In 1997, as part of a plan to reposition its operations, the Company recorded $8.3 million of integration costs which included $4.9 million related to employee separation costs and $3.4 million related to its consolidation effort. These costs were included in selling, general and administrative expenses.

     The components of the restructuring charges met the criteria set forth in Emerging Issues and Task Force Issue (EITF) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The charges do not include additional costs associated with the restructuring plans, such as training, consulting, purchase of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred.

ASSET IMPAIRMENT CHARGES

     During the second quarter of 1998, the Company recorded a $7.4 million noncash impairment charge related to a light truck testing facility that is part of the Instruments segment. The impairment charge resulted from projected changes in the principal customer's demand for future services. The charge applied to fixed assets and will reduce future depreciation by approximately $1.4 million annually.

     During the second quarter of 1997, the Company recorded a noncash impairment charge of $28.2 million, with $26.7 million related to IC Sensors in the Optoelectronics segments and $1.5 million related to the goodwill of an environmental services business in Divestitures and Other. As a result of IC Sensors' inability to achieve the improvements specified in its corrective action plan, it continued operating at a loss in the second quarter of 1997, triggering an impairment review of its long-lived assets. The Company developed a revised operating plan to restructure and stabilize the business. The revised projections by product line provided the basis for measurement of the asset impairment charge. The Company calculated the present value of expected cash flows of IC Sensors' product lines to determine the fair value of the assets. Accordingly, in the second quarter of 1997, the Company recorded an impairment charge of $26.7 million, for the write-down of goodwill of $13.6 million and fixed assets of $13.1 million. The components of the revised operating plan included hiring a new general manager, transferring assembly and test operations to a lower cost environment (Batam, Indonesia), introducing new products and reviewing manufacturing processes to improve production yields. All of these components were implemented during 1997 and 1998.

DIVESTITURES AND OTHER

     In January 1998, the Company sold its Rotron business unit for proceeds of $103 million. In April 1998, the Company sold its Sealol Industrial Seals operation for proceeds of $100 million, of which $45 million was utilized for the Belfab acquisition. The Company realized gains of $125.8 million on the dispositions.

DISCONTINUED OPERATIONS

     Income from discontinued operations, net of income taxes, in 1997 reflected the results of the Mound contract for the Department of Energy (DOE), which expired in September 1997. All contracts with the DOE are now completed.

OTHER

  1998 Compared to 1997

     Other income was $0.6 million for 1998 versus other expense reported in 1997 of $5.6 million. This net decrease of $6.2 million in other expense in 1998 was due primarily to the impact of higher interest income on increased cash balances resulting from the 1998 dispositions and lower interest expense on reduced debt levels during most of 1998. Included in 1998 other income was a $4.3 million gain on investment. Other expense in 1997 included income of $3.4 million for a cost of capital reimbursement. The 1998 effective tax rate of 34.6% was impacted by the tax consequences of the gains on dispositions and restructuring charges. Excluding these items and their related tax effects, the 1998 effective tax rate was higher than the 1997 base effective tax rate of 34.1%, due primarily to the changes in the geographical distribution of income resulting from the divestiture of the Sealol Industrial Seals business unit.

  1997 Compared to 1996

     The $1.7 million net decrease in other expense was mainly due to a $3.4 million reimbursement relating to a joint development program, which was partially offset by lower interest income. The 1997 effective tax rate of 43.3% before nonrecurring items was significantly affected by the non-deductible goodwill write-down of IC Sensors and the Environmental Services divisions. Excluding the impairment charge, the effective tax rate for 1997 was 34.1% compared to 32.2% in 1996. The increase in the rate was primarily due to changes in the geographical distribution of income.

FINANCIAL CONDITION

     In March 1999, two of the Company's $100 million credit facilities were renewed and increased to a $250 million credit facility that expires in March 2000. The Company has an additional revolving credit agreement for $100 million that expires in March 2002. The Company had no borrowings outstanding under its credit facilities at the end of fiscal 1998. These facilities are used primarily as back up for the Company's commercial paper program. In addition to financing ongoing operations, the Company plans to utilize its commercial paper program to fund a portion of anticipated acquisitions as they occur in 1999 and beyond. Debt at year end 1998 consisted of $150 million of short-term debt which represents commercial paper borrowings, $115 million of unsecured long-term notes and approximately $22 million of debt assumed in connection with the Lumen acquisition.

     On December 16, 1998, Lighthouse Weston Corp. ("Lighthouse"), a wholly owned subsidiary of the Company, completed its tender offer for shares of common stock of Lumen for a purchase price of $253 million, including $75 million of assumed debt. Lighthouse acquired approximately 92.3% of Lumen's common stock pursuant to the tender offer. On January 4, 1999, Lumen became a wholly owned subsidiary of the Company, as a result of the merger of Lighthouse with and into Lumen. The acquisition of Lumen by the Company was accounted for as a purchase. The Company financed the transaction with a combination of available cash and short-term debt. Debt assumed in connection with the Lumen transaction was approximately $75 million on the date of the acquisition. The Company paid down this debt to approximately $22 million by year-end.

     In January 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) to register $465 million of securities. This registration statement, together with the $35 million of securities covered by a previously filed registration statement, will provide the Company with financing flexibility to offer up to $500 million aggregate principal amount of common stock, preferred stock, depository shares, debt securities, warrants, stock purchase contracts and/or stock purchase units. The Company expects to use the net proceeds from the sale of the securities for general corporate purposes, which may include, among other things: the repayment of outstanding indebtedness, working capital, capital expenditures, the repurchase of shares of common stock and acquisitions. The precise amount and timing of the application of such proceeds will depend upon the Company's funding requirements and the availability and cost of other funds.

     Cash and cash equivalents increased by $37.6 million and were $95.6 million at 1998 year-end. Net cash provided by continuing operations was $69.8 million in 1998 versus $32.1 million in 1997. This increase was due primarily to the collection of receivables offset in part by lower base operations' accounts payable and accrued expenses and the effects of certain deferred tax assets which increased prepaid expenses and other assets. Capital expenditures were $46.5 million for 1998, slightly below 1997 levels. Capital expenditures for 1999 are not expected to exceed $50 million. The Company realized gross proceeds of over $200 million from divestitures of non-core operations during 1998 and $28.3 million of cash was realized from issuance of common stock for options exercised. The proceeds were utilized to accelerate certain consolidation programs, to fund a portion of the purchase price for four 1998 strategic acquisitions, to fund share repurchases during 1998 and fund domestic and international operations, as required.

     The Company plans to fund the Perkin-Elmer transaction with a combination of existing cash and equivalents, borrowings under its existing credit facilities and other financing, as required.

     During 1998, the Company purchased 1.8 million shares of its common stock through periodic purchases on the open market at a cost of $41.2 million. As of January 3, 1999, the Company had authorization to purchase 5.9 million additional shares.

     The Company has limited involvement with derivative financial instruments and uses forward contracts to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. The contracts generally have maturities that do not exceed one month and have no cash requirements until maturity. Credit risk and market risk are minimal because the contracts are with large banks and gains and losses are offset against foreign exchange gains and losses on the underlying hedged transactions. The notional amount of outstanding forward contracts was $41.6 million as of January 3, 1999.

     Demand for certain of our products has been adversely affected by the economic problems in Asia and Brazil. In addition, the Asian economic problems have weakened the currencies of some Asian countries, making products of our competitors who are located in Asia more price competitive. However, during 1998, the economic and financial crisis in portions of Asia and Brazil did not have a material effect on the Company's results of operations or financial position.

DIVIDENDS

     In January 1999, the Company's Board of Directors declared a regular quarterly cash dividend of 14 cents per share, resulting in an annual rate of 56 cents per share for 1999. EG&G has paid cash dividends, without interruption, for 34 years and continues to retain what management believes to be sufficient earnings to support the funding requirements of the Company's planned growth.

ENVIRONMENTAL

     The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $9.5 million as of January 3, 1999, representing management's estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to five years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure. The Company adopted the provisions of Statement of Position 96-1, Environmental Remediation Liabilities in 1997. Its adoption did not have a material effect on results of operations.

                              THE YEAR 2000 ISSUE

     The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure Act of 1998.

     The operations of the Company rely on various computer technologies which, as is common to most corporations, may be affected by what is commonly referred to as the Year 2000 ("Y2K") issue. The Y2K issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Computer equipment and software, as well as devices with embedded technology that are time-sensitive, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruption of operations and normal business activities.

                        THE COMPANY'S STATE OF READINESS

OVERVIEW

     The Company has an extensive worldwide program in place to assess and minimize its exposure to the Y2K issue. The Company began addressing the Y2K issue on a Company-wide basis in late 1997. The Company's Y2K program is designed to assess, prioritize, correct, monitor and report on certain key elements of the Company's business and operations, which may be adversely affected by the Y2K issue. This program is organized, structured and implemented around six areas of potential risk related to the Y2K issue:
---------------
     -  Factory and shopfloor control

     -  Facilities

     -  Information technology (IT) systems and related applications

     -  Products of the Company

     -  Suppliers, vendors and service providers

     -  Customers

PHASES OF THE COMPANY'S Y2K PROGRAM

     The Company's Y2K program, which it implements Company-wide and at each of its Strategic Business Units ("SBU") consists of five phases. A description of each phase is presented below:

Phase 1 -- Inventory

          The purpose of this phase was to identify, collect, analyze and prioritize Y2K compliance information on components, systems, software and other devices containing program logic. As part of this process, a physical inventory was conducted focusing on four areas of each SBU: factory/plant, facilities, IT and products. Each inventoried item was assigned an internal business risk rating of high, medium or low risk. The Company also identified key and sole source suppliers to whom Y2K compliance questionnaires and surveys were sent.

Phase 2 -- Assessment

          The purpose of this phase was to compile and review the inventoried information gathered during Phase 1, assess potential Y2K risks and prepare compliance initiatives. The Y2K status of each inventoried item was determined through compliance statements, direct communication with vendors and on-site item testing at each Company location.

Phase 3 -- Remediation Planning

          The purpose of this phase was to develop remediation plans for inventoried items that were identified in Phase 2 as Y2K non-compliant. Remediation plans were developed for each non-compliant item including a detailed timetable with completion milestones and target dates based on the business risk priority rating of the item. The Remediation Planning Phase also included the evaluation and development of contingency plans at the SBU and operating unit level. Each Y2K segment team is developing a contingency plan intended to mitigate potential adverse effects from the Y2K issue in the event that the remediation plan for "high" business impact items previously identified fails or is delayed beyond schedule.

Phase 4 -- Remediation Plan Execution

          The purpose of this phase is to execute the remediation and contingency plans developed in Phase 3. Each item in the remediation plan is allotted a timeframe for completion, and percentage of completion is monitored and discussed regularly. All SBUs of the Company have targeted mid-1999 for the completion of all remediation activities.

Phase 5 -- Final Testing

          The purpose of this phase is to perform follow-up testing of previously non-compliant items that have been corrected through the implementation of Phase 4. This phase is scheduled to commence in mid-1999 and continue until completion later in the year.

     A progress chart for the Company's Y2K program as of January 3, 1999 is set forth below. Percentages in the table reflect the Company's best estimate of progress completed to date in each risk area by phase as a percentage of the total estimated time to complete the respective phase.

                                                            REMEDIATION     REMEDIATION       FINAL
                                 INVENTORY    ASSESSMENT     PLANNING      PLAN EXECUTION    TESTING
                                 ---------    ----------    -----------    --------------    -------
Factory/Plant..................     100%         100%           100%             70%           (a)
Facilities.....................     100%         100%           100%             75%           (a)
Applications...................     100%         100%           100%             80%           (a)
Products.......................     100%         100%           100%             95%           (a)
Suppliers, Vendors & Service
  Providers....................     100%         100%           100%             (a)           (a)
Customers......................      (b)          (b)            (b)             (b)           (a)

---------------
(a) Scheduled to begin in mid-1999 and continue until completion later in the year.

(b) Planned completion in Q2 1999.

     State of Readiness by SBU

     The Company has various worldwide operations. It has planned and continues to execute its Y2K Program utilizing a strategic business unit and critical and key operational unit focus. All of the SBUs have developed Y2K programs to address the critical and primary risks assessed based on each SBU's Y2K risk assessment and remediation processes. The primary areas of overall risk assessment, including material third party risk, at the Life Sciences, Optoelectronics, Engineering Products and Instruments SBUs of the Company include but are not limited to:

     -  Raw materials availability and procurement,

     -  Factory/plant manufacturing systems,

     - Continuity of heat, light, power and fuel sources for manufacturing and office functionality,

     -  IT for financial reporting and accounting, and

     - Internal and external telecommunications and network systems to support communication and business with vendors, suppliers and customers.

     Year 2000 risks for the Company's Technical Services SBU include risks noted above, other than the risks associated with raw materials procurement and purchase; this is not a major area of risk for this SBU based on the nature of the business. On an SBU basis, the Life Sciences, Optoelectronics and Engineered Products SBUs are making significant progress along the various phases of the program, and the Company does not expect any significant Y2K exposures. The most significant areas of risk identified relate to two operational units within the Instruments and Technical Services SBUs. The Instruments SBU has developed an aggressive remediation plan for its Automotive business unit and expects to complete it and related contingency plans by mid-1999. A governmental services unit of the Company's Technical Services SBU is awaiting government direction on how to proceed with remediation activities. This SBU has developed a contingency plan which will ensure safe shutdowns of the facilities to minimize operational and environmental exposures related to chemical weapons disposal operations. Further remediation for these units will be developed and implemented as necessary. A shutdown of this unit, if it occurs, is not anticipated to have a material adverse effect on the Company's consolidated results of operations or financial position.

     Third Party Review

     As part of its Y2K program, the Company has sought to assess the effect on the Company of the Y2K compliance of its significant customers, vendors, suppliers, raw materials suppliers, primary service suppliers, and financial institutions. The Company has followed a strategy of identification of risks, risk assessment, continuous material third party monitoring and evaluation, and contingency planning. The Company did not use or engage outside firms for the purpose of independent verification and validation of the reliability of third party risks assessed and cost estimates related thereto under the Company's Y2K program.

     The Company has identified critical third parties and performed risk assessments using structured questionnaires and other procedures to estimate the potential monetary and operational impact to the Company. Questionnaires and surveys were sent out to approximately 6,000 key vendors and suppliers that comprise approximately 30% of the Company's vendor/supplier population. The responses received comprised approximately an 82% response rate. Approximately 92% of those who responded confirmed they were Y2K compliant. For those who were not compliant or who did not respond, the Company developed or is in the process of developing contingency plans in the event that these material third parties are non-compliant. A complete discussion of the Company's contingency plans for critical areas is discussed in this Year 2000 discussion and follows below. The Company plans to send out questionnaires and surveys to approximately 1,000 key customers in Q2 1999. The Company also plans to perform on-site readiness reviews for certain key customers.

     Company Products

     Although the Company has reviewed the Y2K compliance of a substantial number of its material third parties, it is currently unable to predict the final readiness of all of its material third parties. Certain of the Company's products are used in conjunction with products of other companies in applications that may be critical to the operations of its customers. Any Company product's Y2K non-compliance, whether standing alone or used in conjunction with the products of other companies, may expose the Company to claims from its customers, material third parties or others, and could impair market acceptance of the Company's products or services, increase service and warranty costs, or result in payment of damages, which in turn could materially adversely affect the results of operations and financial position of the Company. While the Company expects such material third parties to address the Y2K issue based on the representations made by such third parties to the Company, it cannot guarantee that these systems will be made Y2K compliant in a timely manner and cannot guarantee that it will not experience a material adverse effect as a result of such non-compliance.

THE COSTS TO ADDRESS THE YEAR 2000 ISSUE

     The Company has estimated costs for it's Y2K Program based on internal estimates and independent quotes for IT and non-IT corrective actions, products and services, as applicable, in each phase of the Company's Y2K program. The following table sets forth the estimated costs incurred by the Company through January 3, 1999 to address the Y2K issue. These amounts include the costs to lease, purchase or expense new software and equipment needed to achieve Year 2000 compliance and enhance existing systems, as well as internal costs related to this effort.

                                           HISTORICAL/PLANNING     REMEDIATION/IMPLEMENTATION
                                          ----------------------   --------------------------
                                                                                    REPLACE/
                                                                    REMEDIATION     UPGRADE/    TOTAL AS OF
(IN THOUSANDS)                            INVENTORY   ASSESSMENT     PLANNING        REPAIR       1/3/99
--------------                            ---------   ----------    -----------     --------    -----------
Factory/plant...........................    $ 37         $162           $ 69         $  559       $  827
Facilities..............................      25          135            127            196          383
IT......................................      85          192            135          2,923        3,335
Products................................      32           98             79            182          391
Suppliers/vendors.......................      46           89             --             --          135
Key customers...........................       1           24             --             --           25
                                            ----         ----           ----         ------       ------
          Totals........................    $226         $700           $310         $3,860       $5,096
                                            ====         ====           ====         ======       ======

     Amounts expended for remediation activities during 1998 were outside of and incremental to the Company's IT budget for ongoing operational projects. With the exception of new hardware or software which qualify for capitalization under generally accepted accounting principles, the Company expenses all costs associated with the Y2K program. Funding requirements for the Company's Y2K Program activities during 1999 are estimated to be approximately $3 million and have been incorporated into the Company's 1999 capital and operating plans. The Company will utilize cash and equivalents and cash flows from operations to fund remaining Y2K program costs during 1999. None of the Company's other IT projects have been deferred due to its Y2K efforts.

                                 RISK ANALYSIS

Reasonably Likely Worst Case Scenario

     Although no reasonable assurance can be made, the Company believes that due to the diversity of the Company's business portfolio, there is no single event or one likely worst case scenario, short of a major national infrastructure catastrophe, which would have a material adverse effect on the Company's results of operations or financial condition. The most reasonably likely worst case scenario is that a short-term disruption will occur with a small number of customers or suppliers, requiring an appropriate response. In the event of an internal system failure caused by a Y2K problem, the Company could have trouble accessing accurate internal data, processing transactions and maintaining accurate books and records. Accordingly, the Company might be unable to prepare its financial statements for the fourth quarter of 1999 or periods thereafter. Additionally, the Company's manufacturing operating systems and other applications could be impaired resulting in the Company's inability to manufacture and sell its products to customers.

     The Company believes its current products, with any applicable updates, are well-prepared for Y2K date issues, and the Company plans to support these products for date issues that may arise related to the Y2K issue. However, there can be no guarantee that one or more of the Company's current products do not contain Y2K date issues that may result in material costs to the Company.

The outcome of litigation, if any, resulting from the Company's products that are proven to be noncompliant for Y2K cannot be determined at this time.

     The Company could also experience a slowdown or reduction of sales if customers are adversely affected by Y2K. If the vendors of the Company's most important goods and services, or the suppliers of the Company's necessary energy, telecommunications and transportation needs, fail to provide the Company with (1) the materials and services necessary to produce, distribute and sell its products, (2) the electrical power and other utilities necessary to sustain it operations, or (3) reliable means of transporting products and supplies, such failure could result in the Company's inability to manufacture and sell its products to customers. The Company's contingency plans, when complete, will include steps to pre-order and build up raw materials and finished goods as appropriate to avoid stock-outs that would have a negative impact on the Company's ability to manufacture and sell its products.

     Additionally, the Company's operations are dependent on infrastructures within all countries in which it operates and therefore a failure of any one of those infrastructures related to Y2K could have a material adverse effect on the Company's operations. The Company is not currently able to estimate the financial impact of the Y2K failures addressed above as they relate to lost revenues or additional resources that would be required to address such failures.

                               CONTINGENCY PLANS

     The Company believes that the IT and non-IT which support its critical functions will be ready for the transition to the Year 2000. There can be no assurance, however, that similar unforeseen issues for key commercial partners (including utilities, financial services, building services and transportation services) will not cause a material adverse effect on the Company. To address these risks, and to address a risk that its own IT and non-IT will not perform as expected during the Y2K transition, the Company has begun to develop appropriate Y2K contingency plans. These plans will be established and revised as necessary during the course of 1999. During the second quarter of 1999, on-site readiness reviews will be conducted by the Company at its most critical vendor and supplier locations. For the Company's material, key and sole source vendors / suppliers whom cannot be classified or certified as Y2K compliant, contingency plans include, but are not limited to: (i) replacing the vendor / supplier with one that is Y2K compliant, (ii) pre-ordering raw material where applicable, (iii) pre-building product or products, or (iv) pre-shipping product where practicable. These contingency plans are expected to be finalized during the third quarter of 1999. The Company believes that its contingency plans are sufficient to address any material business disruption in a reasonable period of time to minimize the effects of an adverse impact to the operations of the Company. If the contingency plans fail, or if the Company is for some unforeseen reason "not ready" for the Y2K issue at a key level of the operations of the business or a contingency plan cannot be implemented in a timely manner, the Company will rely on alternative means of communications, alternative power generation sources for the manufacture of key products, and other manual or backup systems and processes on an interim basis until the Y2K issues can be corrected.

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the new common legal currency, the "euro", which was adopted on that date. There is a transition period between January 1, 1999 and January 1, 2002, during which the euro will be adopted into the operations. During 1998, the Company formed a cross-functional task force to assess the potential impact to the Company that may result from the euro conversion. Areas of assessment include the following: cross-border price transparencies and the resulting competitive impact; adaptation of information technology and other system requirements to accommodate euro transactions; the impact on currency exchange rate risk; the impact on existing contracts; and taxation and accounting. The

Company's assessment is that the anticipated impact of the euro conversion on the Company's operations will not be material.

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

     This Annual Report on Form 10-K contains "forward-looking statements." For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of EG&G to differ materially from those indicated by these forward-looking statements including among others, the factors set forth below.

     The following important factors affect our business and operations generally or affect multiple segments of our business and operations:

     - We face strong competition in many of the markets that we serve, which affects our ability to sell our products and services and the prices that we obtain. Certain of our competitors are larger than we are and have greater financial and other resources.

     - We need to successfully implement the restructuring plans that we have adopted. If we are unable to do so, we will not be able to achieve anticipated cost savings, our ability to produce and deliver the products and services may be adversely affected and we may lose key personnel.

     - Our business plan depends on our ability to continue to innovate, to develop new products and services based on such innovations and to introduce these new products and services successfully into the market. If we are unable to successfully implement this business plan, it could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

     - Our business plan depends on our ability to acquire attractive businesses on favorable terms and integrate these businesses into our other operations. We have begun the process of integrating Lumen Technologies, which we acquired in December 1998. In addition, in March 1999, we entered into an agreement to acquire the analytical instruments division of Perkin-Elmer. The acquisition is subject to customary closing conditions, including regulatory approval. If we are unable to successfully implement this business plan or integrate these acquisitions, it could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

     - In many of our segments, we serve as a supplier of components to other businesses. As a result, our success depends on the business success of our customers.

     - We need to be able to continue to access the capital markets to fund our growth.

     -  Our product businesses can be affected by currency risks.

     - We need to achieve satisfactory results in connection with certain litigation to which we are a party, particularly the tax litigation with the Internal Revenue Service.

     - We need to attract and retain key management, operational and technical personnel.

     - We are affected by general economic conditions. In particular, demand for certain of our products has been adversely affected by the economic problems in Asia. In addition, the Asian economic problems have weakened the currencies of some Asian countries, making products of our competitors who are located in Asia more price competitive.

     - We could be impacted by unanticipated issues associated with Year 2000 software problems.

     - Effective tax rates in the future could be affected by changes in the geographical distribution of income, utilization of non-U.S. net operating loss carryforwards, repatriation costs, resolution of outstanding tax audit issued and changes in the portfolio of businesses.

     There are certain important factors that affect our particular business segments, including the following:

  Life Sciences

     - We will implement a new enterprise software system for this business segment in early 1999. We need this implementation to be effected in a manner that does not disrupt operations.

     - Our business plan for this segment is significantly dependent upon the successful introduction of products currently under development as well as the expansion of the geographic markets for this segment's products.

     - Many of our products in this segment are subject to regulation by the Food and Drug Administration and other regulatory bodies.

  Optoelectronics

     - We need to complete the development of our amorphous silicon technology and successfully introduce products based on this technology to the market.

     - In our IC Sensors business, we need to develop new products for both existing customers and new markets that we desire to access. We also need to successfully shift the production of certain products of this business to our manufacturing facilities that are in lower cost locations in order to compete more effectively.

  Instruments

     - Our ability to obtain Federal Aviation Administration certification of our Z scan system for screening of checked baggage on a timely basis will affect this segment's success.

     - We need to successfully complete construction/installation and obtain customer acceptance of certain major cargo screening projects that are in process.

  Engineered Products

     - A key market for certain of this segment's products is manufacturers of equipment used in semiconductor production. As a result, the success of this segment's operations is dependent in part upon a recovery of economic conditions in the semiconductor industry.

     - We are in the process of implementing new lower cost manufacturing processes for certain of this segment's products. The success of this segment's operations depends in part upon our successfully implementing these new manufacturing processes.

     - A key market for the products that we produce in this segment is manufacturers of air frames and engines for regional and business jets. As a result, the success of this segment is dependent in part on the growth of the regional and business jet market.

     - The success of our operations in this segment depends in part on entering into long-term contracts for the sale of seals to major engine manufacturers on favorable terms.

  Technical Services

     - Our operations in this segment are materially affected by our ability to win new service contracts and to compete successfully for renewals of existing contracts.

     - We need to comply with contractually specified performance criteria on an ongoing basis. Our compliance affects both the grades that we receive from the government, and therefore the level of contract payments, as well as our ability to win new contracts.

     - Our contracts with the U.S. government are subject to early termination for the convenience of the government.

MARKET RISK

     The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market values of its investments.

     In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and fluctuations in the value of foreign currencies.

     The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various forward contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currencies hedged are the Finnish marka, Singapore dollar, Canadian dollar, British pound, German mark, French franc, and Japanese yen. In those currencies where there is a liquid, cost-effective forward market, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated transaction exposure for periods not to exceed one year. The gains and losses on these contracts offset changes in the value of the related exposure.

     It is the Company's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         CONSOLIDATED INCOME STATEMENTS
                   FOR THE THREE YEARS ENDED JANUARY 3, 1999

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)            1998          1997          1996
--------------------------------------------         ----------    ----------    ----------
Sales:
  Products.........................................  $  784,520    $  860,598    $  867,623
  Services.........................................     623,376       600,207       559,629
                                                     ----------    ----------    ----------
          TOTAL SALES..............................   1,407,896     1,460,805     1,427,252
                                                     ----------    ----------    ----------
Cost of Sales:
  Products.........................................     496,861       553,551       547,504
  Services.........................................     544,878       531,140       501,239
                                                     ----------    ----------    ----------
          Total Cost of Sales......................   1,041,739     1,084,691     1,048,743
Research and Development Expenses..................      46,031        44,907        42,841
Selling, General and Administrative Expenses.......     226,272       243,409       248,038
In-Process Research and Development Charge (Note
  2)...............................................       2,300            --            --
Restructuring Charges (Note 3).....................      54,500            --            --
Asset Impairment Charges (Note 4)..................       7,400        28,200            --
Gains on Dispositions (Note 5).....................    (125,822)           --            --
                                                     ----------    ----------    ----------
OPERATING INCOME FROM CONTINUING OPERATIONS........     155,476        59,598        87,630
Other Income (Expense), Net (Note 6)...............         558        (5,572)       (7,276)
                                                     ----------    ----------    ----------
Income From Continuing Operations Before Income
  Taxes............................................     156,034        54,026        80,354
Provision for Income Taxes (Note 7)................      54,032        23,381        25,874
                                                     ----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS..................     102,002        30,645        54,480
Income From Discontinued Operations, Net of Income
  Taxes (Note 8)...................................          --         3,047         5,676
                                                     ----------    ----------    ----------
NET INCOME.........................................  $  102,002    $   33,692    $   60,156
                                                     ==========    ==========    ==========
BASIC EARNINGS PER SHARE (NOTE 9):
  CONTINUING OPERATIONS............................  $     2.25    $      .67    $     1.15
  Discontinued Operations..........................          --           .07           .12
                                                     ----------    ----------    ----------
NET INCOME.........................................  $     2.25    $      .74    $     1.27
                                                     ==========    ==========    ==========
DILUTED EARNINGS PER SHARE (NOTE 9):
  CONTINUING OPERATIONS............................  $     2.22    $      .67    $     1.15
  Discontinued Operations..........................          --           .07           .12
                                                     ----------    ----------    ----------
NET INCOME.........................................  $     2.22    $      .74    $     1.27
                                                     ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                  AS OF JANUARY 3, 1999 AND DECEMBER 28, 1997

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                     1998         1997
--------------------------------------------                  ----------    ---------
Current Assets:
  Cash and cash equivalents.................................  $   95,565    $  57,934
  Accounts receivable (Note 10).............................     229,955      243,963
  Inventories (Note 11).....................................     128,262      112,875
  Other current assets (Note 7).............................     111,600       73,414
                                                              ----------    ---------
          TOTAL CURRENT ASSETS..............................     565,382      488,186
                                                              ----------    ---------
Property, Plant and Equipment:
  At cost (Notes 4 and 12)..................................     510,107      482,382
  Accumulated depreciation and amortization.................    (288,281)    (301,239)
                                                              ----------    ---------
Net Property, Plant and Equipment...........................     221,826      181,143
                                                              ----------    ---------
Investments (Note 13).......................................      16,650       16,730
Intangible Assets (Notes 4 and 14)..........................     317,713       79,257
Other Assets (Notes 7 and 17)...............................      63,349       66,787
                                                              ----------    ---------
          TOTAL ASSETS......................................  $1,184,920    $ 832,103
                                                              ==========    =========
Current Liabilities:
  Short-term debt (Note 15).................................  $  157,888    $  46,167
  Accounts payable..........................................      81,841       73,360
  Accrued restructuring costs (Note 3)......................      37,522        3,492
  Accrued expenses (Note 16)................................     246,847      162,596
                                                              ----------    ---------
          TOTAL CURRENT LIABILITIES.........................     524,098      285,615
                                                              ----------    ---------
Long-Term Debt (Note 15)....................................     129,835      114,863
Long-Term Liabilities (Notes 7, 17 and 18)..................     131,320      103,237
Contingencies (Note 19)
Stockholders' Equity (Note 21):
  Preferred stock -- $1 par value, authorized 1,000,000
     shares; none outstanding...............................          --           --
  Common stock -- $1 par value, authorized 100,000,000
     shares; issued 60,102,000 shares.......................      60,102       60,102
Retained earnings...........................................     623,591      540,379
Accumulated other comprehensive income (loss)...............       3,729       (3,857)
Cost of shares held in treasury; 15,355,000 shares in 1998
  and 14,769,000 shares in 1997.............................    (287,755)    (268,236)
                                                              ----------    ---------
          Total Stockholders' Equity........................     399,667      328,388
                                                              ----------    ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $1,184,920    $ 832,103
                                                              ==========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED JANUARY 3, 1999

                                                                                       ACCUMULATED
                                                                                          OTHER         COST OF         TOTAL
                                                 COMPREHENSIVE   COMMON    RETAINED   COMPREHENSIVE   SHARES HELD   STOCKHOLDERS'
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)        INCOME        STOCK    EARNINGS   INCOME (LOSS)   IN TREASURY      EQUITY
--------------------------------------------     -------------   -------   --------   -------------   -----------   -------------
BALANCE, DECEMBER 31, 1995.....................                  $60,102   $498,181     $ 28,923       $(220,260)     $366,946
Comprehensive income:
  Net income...................................    $ 60,156          --      60,156           --              --        60,156
                                                   --------
  Other comprehensive income (loss), net of
    tax:
    Foreign currency translation adjustments...     (10,451)         --          --      (10,451)             --       (10,451)
  Unrealized gains on securities:
    Gains arising during the period............       1,202
    Reclassification adjustment................        (242)
                                                   --------
Net unrealized gains...........................         960          --          --          960              --           960
                                                   --------
Other comprehensive income (loss)..............      (9,491)
                                                   --------
Comprehensive income...........................    $ 50,665
                                                   ========
Cash dividends ($.56 per share)................                      --     (26,589)          --              --       (26,589)
Exercise of employee stock options and related
  income tax benefits..........................                      --         295           --           4,549         4,844
Purchase of common stock for treasury..........                      --          --           --         (30,760)      (30,760)
                                                                 -------   --------     --------       ---------      --------
BALANCE, DECEMBER 29, 1996.....................                  60,102     532,043       19,432        (246,471)      365,106
Comprehensive income:
  Net income...................................    $ 33,692          --      33,692           --              --        33,692
                                                   --------
  Other comprehensive income (loss), net of
    tax:
    Foreign currency translation adjustments...     (22,608)         --          --      (22,608)             --       (22,608)
  Unrealized losses on securities:
    Losses arising during the period...........        (655)
    Reclassification adjustment................         (26)
                                                   --------
Net unrealized losses..........................        (681)         --          --         (681)             --          (681)
                                                   --------
Other comprehensive income (loss)..............     (23,289)
                                                   --------
Comprehensive income...........................    $ 10,403
                                                   ========
Cash dividends ($.56 per share)................                      --     (25,684)          --              --       (25,684)
Exercise of employee stock options and related
  income tax benefits..........................                      --         328           --           6,339         6,667
Purchase of common stock for treasury..........                      --          --           --         (28,104)      (28,104)
                                                                 -------   --------     --------       ---------      --------
BALANCE, DECEMBER 28, 1997.....................                  60,102     540,379       (3,857)       (268,236)      328,388
Comprehensive income:
  Net income...................................    $102,002          --     102,002           --              --       102,002
                                                   --------
  Other comprehensive income, net of tax:
    Gross foreign currency translation
      adjustments..............................       4,608          --          --        4,608              --         4,608
    Reclassification adjustment for translation
      losses realized upon sale of Sealol
      Industrial Seals.........................       3,115          --          --        3,115              --         3,115
    Unrealized losses on securities arising
      during the period........................        (137)         --          --         (137)             --          (137)
                                                   --------
    Other comprehensive income.................       7,586
                                                   --------
Comprehensive income...........................    $109,588
                                                   ========
Cash dividends ($.56 per share)................                      --     (25,408)          --              --       (25,408)
Exercise of employee stock options and related
  income tax benefits..........................                      --       6,618           --          21,698        28,316
Purchase of common stock of treasury...........                      --          --           --         (41,217)      (41,217)
                                                                 -------   --------     --------       ---------      --------
BALANCE, JANUARY 3, 1999.......................                  $60,102   $623,591     $  3,729       $(287,755)     $399,667
                                                                 =======   ========     ========       =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED JANUARY 3, 1999

(DOLLARS IN THOUSANDS)                                          1998       1997       1996
----------------------                                        --------    -------    -------
Operating Activities:
  Net income................................................  $102,002    $33,692    $60,156
  Deduct net income from discontinued operations............        --     (3,047)    (5,676)
                                                              --------    -------    -------
  Income from continuing operations.........................   102,002     30,645     54,480
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
    Noncash portion of restructuring charges................    12,020         --         --
    Restructuring charges to be paid in future periods......    32,522      3,492         --
    Asset impairment charges................................     7,400     28,200         --
    Depreciation and amortization...........................    50,379     44,612     40,936
    Deferred taxes..........................................    11,330      1,385      7,326
    Gains on dispositions and sales of investments, net.....  (130,545)   (11,713)    (1,714)
  Changes in assets and liabilities which provided (used)
    cash, excluding effects from companies purchased and
    divested:
    Accounts receivable.....................................    17,417    (35,945)   (11,781)
    Inventories.............................................     1,426        725     (6,659)
    Accounts payable and accrued expenses...................     3,863      5,561     (3,940)
    Noncurrent prepaid pension..............................        --    (10,040)    (2,876)
    Prepaid taxes...........................................   (23,689)    (5,700)     1,467
    Prepaid expenses and other..............................   (14,363)   (19,080)    (4,001)
                                                              --------    -------    -------
Net Cash Provided by Continuing Operations..................    69,762     32,142     73,238
Net Cash Provided by (Used in) Discontinued Operations......      (207)     2,696      6,920
                                                              --------    -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    69,555     34,838     80,158
                                                              --------    -------    -------
Investing Activities:
  Capital expenditures......................................   (46,522)   (48,729)   (80,490)
  Reimbursement of invested capital (Note 18)...............        --     27,000         --
  Proceeds from dispositions of businesses and sales of
    property, plant and equipment...........................   210,505     24,287      1,744
  Cost of acquisitions, net of cash and cash equivalents
    acquired................................................  (217,937)    (3,611)        --
  Proceeds from sales of investments........................     7,623      4,129      9,447
  Other.....................................................      (160)    (1,156)    (2,000)
                                                              --------    -------    -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........   (46,491)     1,920    (71,299)
                                                              --------    -------    -------
Financing Activities:
  Increase in commercial paper borrowings...................   104,156     27,879     17,965
  Payment of Lumen revolving credit borrowings..............   (59,090)        --         --
  Other debt increases (decreases)..........................     7,270     (3,443)    (1,959)
  Proceeds from issuance of common stock for options
    exercised...............................................    28,316      6,667      4,844
  Purchases of common stock.................................   (41,217)   (28,104)   (30,760)
  Cash dividends............................................   (25,408)   (25,684)   (26,589)
                                                              --------    -------    -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    14,027    (22,685)   (36,499)
                                                              --------    -------    -------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................       540     (3,985)      (718)
                                                              --------    -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    37,631     10,088    (28,358)
Cash and Cash Equivalents at Beginning of Year..............    57,934     47,846     76,204
                                                              --------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 95,565    $57,934    $47,846
                                                              ========    =======    =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest................................................  $ 12,367    $12,351    $13,526
    Income taxes............................................    59,029     26,683     35,678

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

     Nature of Operations: The Company designs, manufactures and markets optoelectronic, mechanical and electromechanical components and instruments for manufacturers and end-user customers. The Company sells its products in a wide variety of markets, including the medical, telecom, aerospace, automotive, transportation, bioanalytical, semiconductor, photographic and security markets. The Company also delivers skilled support services to government and industrial customers. The Company's operating segments are Life Sciences, Optoelectronics, Instruments, Engineered Products and Technical Services.

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

     Sales: The Company currently has outstanding cost-reimbursement contracts for operations, management and engineering services in a variety of fields including defense, transportation, physical security and property management. These contracts are all with governmental agencies including the U.S. Departments of Defense, Transportation, State and Treasury, the U.S. Customs Service and the Environmental Protection Agency. These contracts include both cost plus fixed fee contracts and cost plus award fee contracts based on performance. Sales under cost-reimbursement contracts are recorded as costs are incurred and include applicable income in the proportion that costs incurred bear to total estimated costs.

     Product sales are recorded at the time of shipment. Other service sales are generally recorded as the services are rendered or, in the case of certain contracts, as milestones are achieved. If a loss is anticipated on any contract, provision for the entire loss is made immediately.

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

     Intangible Assets: In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Accounting Principles Board Opinion No. 17, Intangible Assets, the Company reviews long-lived assets and all intangible assets (including goodwill) for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. (See Note 4 for further discussion of asset impairment charges.)

     Stock-Based Compensation: In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

     Cash Flows: For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short maturities.

     Environmental Matters: The Company accrues for costs associated with the remediation of environmental pollution when it is probable that a liability has been incurred and the Company's proportionate share of the amount can be reasonably estimated. Any recorded liabilities have not been discounted.

     Earnings Per Share: In the fourth quarter of 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share, which is effective for financial statements for periods ending after December 15, 1997. SFAS No. 128 requires replacement of primary earnings per share (EPS) with basic EPS, which is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS, which gives effect to all dilutive potential common shares outstanding, is also required. While all prior-period EPS data presented are required to be restated, there was no impact on previously reported EPS from the adoption of SFAS No. 128.

     Comprehensive Income: In the first quarter of 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in stockholders' equity.

     Segments and Related Information: In the fourth quarter of 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The statement established standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports.

     Derivative Instruments and Hedging: The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. The new statement is effective for fiscal years beginning after June 15, 1999; earlier adoption is allowed. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company currently expects that, due to its relatively limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or financial position.

     Start-up Activities: During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). This Statement requires a change in the method of accounting for start-up costs on major projects to expense these costs as incurred. Prior to this accounting change, these costs could be capitalized. The effect of this accounting change does not have a material effect on the Company's results of operations or financial position.

     Reclassifications: Certain amounts from prior years have been reclassified to conform to the 1998 financial statement presentation.

2.  ACQUISITIONS

     On December 16, 1998, the Company acquired substantially all of the outstanding common stock and options of Lumen Technologies, Inc. (Lumen), a maker of high-technology specialty light sources. The purchase price of approximately $253 million, which included $75 million of assumed debt, was funded with existing cash and commercial paper borrowings. The acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16 (APB No. 16). In accordance with APB No. 16, the Company allocated the purchase price of Lumen based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing proven valuation procedures and techniques. These intangible assets include approximately $2.3 million for acquired in-process research and development (in-process R&D) for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed in the fourth quarter of 1998. Acquired intangibles totaling $11.8 million included the fair value of trade names, trademarks and patents. These intangibles are being amortized over their estimated useful life of ten years. Goodwill resulting from the Lumen acquisition is being amortized over 30 years. Approximately $5 million has been recorded as accrued restructuring charges in connection with the acquisition. The restructuring plans include initiatives to integrate the operations of the Company and Lumen, and reduce overhead. The primary components of these plans relate to: (a) the transfer of certain manufacturing activities to lower cost facilities, (b) integration of the sales and marketing organization and (c) the termination of certain contractual obligations. The Company expects that these actions will result in a reduction in workforce of approximately 200 individuals. Management is in the process of finalizing its restructuring plans related to Lumen, and accordingly, the amounts recorded are based on management's current estimates of those costs. The Company will finalize these plans during 1999, and the majority of the restructuring actions are expected to occur by 1999-2000.

     The components of the purchase price and preliminary allocation are as follows:

                                                (IN THOUSANDS)
                                                --------------
Consideration and acquisition costs:
  Cash paid to Lumen for stock and options....     $162,050
  Debt assumed................................       74,388
  Fair value of options exchanged.............        6,500
  Deferred purchase price for subsidiary
     minority interest........................        6,000
  Acquisition costs...........................        3,925
                                                   --------
                                                   $252,863
                                                   ========
Preliminary allocation of purchase price:
  Current assets..............................     $ 66,829
  Property, plant and equipment...............       52,525
  Acquired intangibles........................       11,800
  In-process R&D..............................        2,300
  Goodwill....................................      175,446
  Liabilities assumed and other...............      (56,037)
                                                   --------
                                                   $252,863
                                                   ========

     As indicated earlier, some allocations are based on studies and valuations which are currently being finalized. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein.

     In December 1998, the Company acquired Life Science Resources Limited
(LSR), a U.K.-based developer and supplier of biotechnology, biomedical and clinical research instrumentation, for $11 million. In April 1998, in connection with the divestiture of the Sealol Industrial Seals division, the Company purchased Belfab, the advanced metal bellows division of John Crane, Inc. for $45 million in cash. In February 1998, the Company acquired Isolab, Inc., a supplier of systems for clinical diagnostic screening, for $10 million. These acquisitions were accounted for using the purchase method. While the Company has not yet finalized the Belfab purchase price allocation, the excess of the cost over the fair market value of the net assets acquired is estimated to be $33 million, which is being amortized over 20 years using a straight-line method. The Company does not expect that the final allocation of purchase price for Belfab will produce materially different results from those reflected herein. The results of operations of the acquisitions are included in the consolidated results of the Company from the date of each respective acquisition.

     Unaudited pro forma operating results for the Company, assuming the acquisition of Lumen occurred on December 29, 1996, are as follows:

(IN THOUSANDS EXCEPT PER SHARE DATA)     1998          1997
------------------------------------  ----------    ----------
Sales..............................   $1,550,951    $1,564,451
Net income.........................       82,476        19,103
Basic earnings per share...........         1.82           .42
Diluted earnings per share.........         1.80           .42

     The pro forma amounts in the table above exclude the $2.3 million in-process R&D charge. Pro forma amounts for the other 1998 acquisitions are not included as their effect is not material to the Company's financial statements.

3.  RESTRUCTURING AND INTEGRATION CHARGES

     The Company developed restructuring plans during 1998 to integrate and consolidate its businesses. The Company recorded restructuring charges in the first and second quarters of 1998, which are discussed separately below. These restructuring plans were points in the continuing transformation of the Company that began in 1994 and continued into 1998 with the addition of new leadership and new management, changes in the organization of the businesses and the realignment and consolidation of operations. Further details of the actions are presented below.

     In connection with the Company's continued transformation of its portfolio of companies, during the first quarter of 1998, management developed a plan to restructure certain businesses. A discussion of the businesses affected within each segment is presented below. The plan resulted in pre-tax restructuring charges totaling $31.4 million. The principal actions in the restructuring plan include close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower cost geographic locations, disposal of underutilized assets, withdrawal from certain product lines and general cost reductions. The restructuring charges were broken down as follows by operating segment:

                                                                              TERMINATION OF
                                                            DISPOSAL OF      LEASES AND OTHER
                                         EMPLOYEE         CERTAIN PRODUCT       CONTRACTUAL
($ IN MILLIONS)                      SEPARATION COSTS    LINES AND ASSETS       OBLIGATIONS      TOTAL
---------------                      ----------------    ----------------    ----------------    -----
Life Sciences......................        $  .3               $ .2                $ .2          $  .7
Optoelectronics....................          6.7                 .8                 1.1            8.6
Instruments........................          4.8                2.9                 2.0            9.7
Engineered Products................          4.8                1.9                 1.8            8.5
Technical Services.................           .3                 .4                  .2             .9
Corporate and Other................          3.0                 --                  --            3.0
                                           -----               ----                ----          -----
          Total....................        $19.9               $6.2                $5.3          $31.4
                                           =====               ====                ====          =====
Amounts incurred through 1/3/99....        $ 6.8               $6.2                $ .7          $13.7
Ending accrual at 1/3/99...........        $13.1                 --                $4.6          $17.7

     The headcount reduction, by function, resulting in the Employee Separation Costs detailed above is as follows:

                                  HEADCOUNT REDUCTION
                                  -------------------
Sales & Marketing...............           38
Production......................          492
General & Administrative........           88
                                          ---
          Total.................          618
                                          ===

     Further details of the actions are presented below. Specific businesses within each segment which were affected by the restructuring actions are as follows: The Engineered Products business affected primarily manufactures mechanical components and systems. The Optoelectronics businesses affected produce various lighting and sensor components and systems. The Instruments restructuring relates primarily to its X-ray imaging business which produces security screening equipment, as well as its Instruments for Research and Applied Science business which produces particle detector equipment.

     Close-down of certain facilities: Costs have been accrued for the closing down of facilities. These costs relate to the affected businesses discussed above within the Engineered Products and Optoelectronics segments.

     Transfer of assembly activities: The Company plans to relocate certain activities, primarily in its Optoelectronics segment, to lower cost geographic areas such as Indonesia and China. The costs included in the restructuring charges related to costs associated with exiting the previous operations. Actual costs to physically relocate are charged to operations as incurred.

     Disposal of underutilized assets: The Company plans to dispose of underutilized assets either through sale or abandonment, primarily in its Instruments and Optoelectronics segments.

     Withdrawal from certain product lines: The Company has made a strategic decision to discontinue certain unprofitable product lines discussed above, primarily in its Instruments and Optoelectronics segments.

     During the second quarter of 1998, the Company expanded its continuing effort to restructure certain businesses to further improve performance. The plan resulted in additional pre-tax restructuring charges of $23.1 million. The principal actions in this restructuring plan included the integration of current operating divisions into five strategic business units, close-down or consolidation of a number of production facilities and general cost reductions. Details are provided following the table presented below.

     The restructuring charges were broken down as follows by operating segment:

                                                                              TERMINATION OF
                                                            DISPOSAL OF      LEASES AND OTHER
                                         EMPLOYEE         CERTAIN PRODUCT       CONTRACTUAL
($ IN MILLIONS)                      SEPARATION COSTS    LINES AND ASSETS       OBLIGATIONS      TOTAL
---------------                      ----------------    ----------------    ----------------    -----
Life Sciences......................        $ 3.3               $ .2                $ .4          $ 3.9
Optoelectronics....................          1.8                5.6                 4.3           11.7
Instruments........................          1.6                 --                  --            1.6
Engineered Products................          1.4                 --                  --            1.4
Technical Services.................          3.4                 --                  .2            3.6
Corporate and Other................           .8                 --                  .1             .9
                                           -----               ----                ----          -----
          Total....................        $12.3               $5.8                $5.0          $23.1
                                           =====               ====                ====          =====
Amounts incurred through 1/3/99....        $ 2.5               $5.8                $ .3          $ 8.6
Ending accrual at 1/3/99...........        $ 9.8                 --                $4.7          $14.5

     The headcount reduction, by function, resulting in the Employee Separation Costs detailed above is as follows:

                                  HEADCOUNT REDUCTION
                                  -------------------
Sales & Marketing...............           44
Production......................          137
General & Administrative........          110
                                          ---
          Total.................          291
                                          ===

     Integration of Current Operating Divisions and Consolidation of Certain Production Facilities

     As part of the Company's second quarter restructuring plan, management reorganized its current operating divisions into five strategic business units
(SBUs). This resulted in termination of employees as well as the integration and consolidation of certain facilities and product lines. This effort is company-wide and affects all five SBUs. The major components within the Optoelectronics plan consisted of the closing of two wafer fab production facilities and a development program.

     The total restructuring charges in 1998 include $10.3 million for termination of leases and other contractual obligations. This amount included approximately $7.0 million for termination of facility leases and other lease-related costs, $1.5 million for termination of distributor arrangements and $1.8 million for various other commitments. The facility leases have remaining terms ranging from six months to five years. The amount accrued reflects the Company's best estimate of actual costs to buy out the leases in certain cases or the net cost to sublease the properties in other cases.

     Approximately 300 employees of the total of 900 employees expected to be terminated as part of the two restructuring plans have been severed as of January 3, 1999. The plans will be mainly implemented by the segments by mid-1999, except for the SBU consolidation, which will occur by the end of 1999. Cash outlays, primarily for employee separation costs, were $10.2 million in 1998. The Company expects to incur approximately $32 million of cash outlays in connection with its restructuring plans throughout 1999. These funds will come primarily from operating cash flows or borrowings from existing credit facilities.

     In 1997, as part of a plan to reposition its operations, the Company recorded $8.3 million of integration costs which included $4.9 million related to employee separation costs and $3.4 million related to its consolidation effort. These costs were included in selling, general and administrative expenses.

     The components of the restructuring charges met the criteria set forth in Emerging Issues and Task Force Issue (EITF) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The charges do not include additional costs associated with the restructuring plans, such as training, consulting, purchase of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred.

     The following table summarizes restructuring activity for the two years ended January 3, 1999:

(IN THOUSANDS)                                                 1998      1997
--------------                                                 ----      ----
Accrued restructuring costs at beginning of year............  $ 3,492   $   --
Provisions..................................................   54,500    4,900
Charges/write-offs..........................................  (25,470)  (1,408)
Accrued restructuring charges related to Lumen
  acquisition...............................................    5,000       --
                                                              -------   ------
Accrued restructuring costs at end of year..................  $37,522   $3,492
                                                              =======   ======

4.  ASSET IMPAIRMENT CHARGES

     During the second quarter of 1998, the Company recorded a $7.4 million noncash impairment charge related to an automotive testing facility in the Instruments segment. The impairment charge applied to fixed assets and resulted from projected changes in the principal customer's demand for services. The Company calculated the present value of expected cash flows of the testing facility to determine the fair value of the assets.

     During the second quarter of 1997, the Company recorded a noncash impairment charge of $28.2 million, with $26.7 million related to IC Sensors in the Optoelectronics segment and $1.5 million related to the goodwill of an environmental services business in Divestitures and Other. As a result of IC Sensors' inability to achieve the improvements specified in its corrective action plan, it continued operating at a loss in the second quarter of 1997, triggering an impairment review of its long-lived assets. A revised operating plan was developed to restructure and stabilize the business. The revised projections by product line provided the basis for measurement of the asset impairment charge. The Company calculated the present value of expected cash flows of IC Sensors' product lines to determine the fair value of the assets. Accordingly, in the second quarter of 1997, the Company recorded an impairment charge of $26.7 million, for a write-down of goodwill of $13.6 million and fixed assets of $13.1 million. The components of the revised operating plan included hiring a new general manager, transferring assembly and test operations to a lower cost environment (Batam, Indonesia), introducing new products and reviewing manufacturing processes to improve production yields. All of these components were implemented during 1997 and 1998.

5.  GAINS ON DISPOSITIONS

     In April 1998, the Company sold its Sealol Industrial Seals division for cash of $100 million, resulting in a pre-tax gain of $58.3 million. The after-tax gain of this divestiture was $42.6 million, or $.93 diluted earnings per share. Sealol Industrial Seals, which manufactured mechanical seals, had 1997 sales of $88 million and operating income of $11.4 million ($.21 diluted earnings per share). In January 1998, the Company sold its Rotron division for $103 million in cash, resulting in a pre-tax gain of $64.4 million. During the first quarter of 1998, the Company also sold a small product line for $4 million in cash, resulting in a pre-tax gain of $3.1 million. The after-tax gain of these divestitures was $45.2 million, or $.99 diluted earnings per share. Rotron, which manufactured fans, blowers and motors, had 1997 sales of $70 million and operating income of $11.9 million ($.16 diluted earnings per share). The Company has deferred gain recognition of approximately $16 million of sales proceeds from these divestitures pending the resolution in 1999 of certain events and contingencies related to the sales.

     In 1997, the Company sold its Chandler, Flow and Birtcher divisions for $23 million, resulting in pre-tax gains of $10.6 million. These gains were recorded in selling, general and administrative expenses.

6.  OTHER INCOME (EXPENSE)

     Other income (expense), net, consisted of the following:

(IN THOUSANDS)                              1998        1997        1996
--------------                            --------    --------    --------
Interest income.........................  $  6,873    $  1,969    $  3,879
Interest expense........................   (11,391)    (12,482)    (13,427)
Gains on sales of investments, net......     4,465         711       1,714
Other...................................       611       4,230         558
                                          --------    --------    --------
                                          $    558    $ (5,572)   $ (7,276)
                                          ========    ========    ========

     Other consists mainly of income from joint ventures, foreign exchange losses and, in 1997, a $3.4 million cost of capital reimbursement relating to a joint development program. (See Note 18.)

7.  INCOME TAXES

     The components of income from continuing operations before income taxes for financial reporting purposes were as follows:

(IN THOUSANDS)                                 1998       1997       1996
--------------                               --------    -------    -------
U.S. ......................................  $ 64,371    $12,079    $36,235
Non-U.S. ..................................    91,663     41,947     44,119
                                             --------    -------    -------
                                             $156,034    $54,026    $80,354
                                             ========    =======    =======

     The components of the provision for income taxes for continuing operations were as follows:

                                                        DEFERRED
(IN THOUSANDS)                               CURRENT    (PREPAID)     TOTAL
--------------                               -------    ---------    -------
1998
  Federal..................................  $45,726    $ (8,000)    $37,726
  State....................................    5,364      (1,030)      4,334
  Non-U.S. ................................   15,951      (3,979)     11,972
                                             -------    --------     -------
                                             $67,041    $(13,009)    $54,032
                                             =======    ========     =======
1997
  Federal..................................  $16,359    $ (5,607)    $10,752
  State....................................    3,527        (121)      3,406
  Non-U.S. ................................    7,028       2,195       9,223
                                             -------    --------     -------
                                             $26,914    $ (3,533)    $23,381
                                             =======    ========     =======
1996
  Federal..................................  $ 4,209    $ 10,473     $14,682
  State....................................    3,653         135       3,788
  Non-U.S. ................................    8,545      (1,141)      7,404
                                             -------    --------     -------
                                             $16,407    $  9,467     $25,874
                                             =======    ========     =======

     The total provision for income taxes included in the consolidated financial statements was as follows:

(IN THOUSANDS)                                 1998       1997       1996
--------------                                -------    -------    -------
Continuing operations.......................  $54,032    $23,381    $25,874
Discontinued operations.....................       --      1,640      3,056
                                              -------    -------    -------
                                              $54,032    $25,021    $28,930
                                              =======    =======    =======

     The major differences between the Company's effective tax rate for continuing operations and the federal statutory rate were as follows:

                                                     1998     1997     1996
                                                     -----    -----    -----
Federal statutory rate.............................   35.0%    35.0%    35.0%
Non-U.S. rate differential, net....................  (14.4)   (14.2)   (10.1)
Future remittance of non-U.S. earnings.............    6.4       --       --
State income taxes, net............................    2.1      4.1      3.1
Goodwill amortization..............................     .5      3.3      2.4
Goodwill write-downs...............................     --      9.7       --
Increase (decrease) in valuation allowance.........    1.5      5.5     (1.1)
Other, net.........................................    3.5     (0.1)     2.9
                                                     -----    -----    -----
Effective tax rate.................................   34.6%    43.3%    32.2%
                                                     =====    =====    =====

     The 1997 tax provision and effective rate for continuing operations were significantly impacted by non-deductible goodwill write-downs. Excluding the impairment charge and its related tax effect, the effective tax rate was 34.1% in 1997.

     The tax effects of temporary differences and carryforwards which gave rise to prepaid (deferred) income taxes as of January 3, 1999 and December 28, 1997 were as follows:

(IN THOUSANDS)                                   1998        1997
--------------                                 --------    --------
Deferred tax assets:
  Inventory reserves.........................  $  7,522    $  5,569
  Other reserves.............................    17,865      10,425
  Reimbursement of invested capital..........     5,286       7,401
  Vacation pay...............................     5,119       6,958
  Net operating loss carryforwards...........    35,349      32,113
  Postretirement health benefits.............     4,338       4,373
  Restructuring reserve......................    16,782         343
  All other, net.............................    42,707      31,635
                                               --------    --------
Total deferred tax assets....................   134,968      98,817
                                               --------    --------
Deferred tax liabilities:
  Award and holdback fees....................      (545)     (1,756)
  Pension contribution.......................   (12,505)    (12,837)
  Amortization...............................   (11,006)     (7,310)
  Depreciation...............................    (4,065)      2,935
  All other, net.............................   (24,364)    (15,514)
                                               --------    --------
Total deferred tax liabilities...............   (52,485)    (34,482)
                                               --------    --------
Valuation allowance..........................   (32,628)    (31,145)
                                               --------    --------
Net prepaid taxes............................  $ 49,855    $ 33,190
                                               ========    ========

     At January 3, 1999, the Company had non-U.S. (primarily from Germany) net operating loss carryforwards of $68.1 million, substantially all of which carry forward indefinitely. The $32.6 million valuation allowance results primarily from these carryforwards, for which the Company currently believes it is more likely than not that they will not be realized.

     Current prepaid income taxes of $82.3 million and $44.3 million were included in other current assets at January 3, 1999 and December 28, 1997, respectively. Long-term deferred income taxes of $32.5 million and $11.1 million were included in long-term liabilities at January 3, 1999 and December 28, 1997, respectively.

     In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Repatriation of retained earnings is done only when it is advantageous. Applicable federal taxes are provided only on amounts planned to be remitted. In connection with current year divestitures, certain proceeds will not be permanently reinvested in those operations, and, accordingly, federal taxes in the amount of $10 million have been provided in connection with those earnings. Accumulated net earnings of non-U.S. subsidiaries for which no federal taxes have been provided as of January 3, 1999 were $94.5 million, which does not include amounts that, if remitted, would result in little or no additional tax because of the availability of U.S. tax credits for non-U.S. taxes. Federal taxes that would be payable upon remittance of these earnings are estimated to be $30.1 million at January 3, 1999.

8.  DISCONTINUED OPERATIONS

     The former DOE Support segment, which provided services under management and operations contracts, is presented as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. The EG&G Mound Applied Technologies contract, the Company's last DOE management and operations contract, expired on September 30, 1997. The Company is in the process of negotiating contract closeouts and does not anticipate incurring any material loss in excess of previously established reserves.

     Summary operating results of the discontinued operations were as follows:

(IN THOUSANDS)                                           1997        1996
--------------                                          -------    --------
Sales.................................................  $79,795    $141,181
Costs and expenses....................................   75,108     132,449
                                                        -------    --------
Income from discontinued operations before income
  taxes...............................................    4,687       8,732
Provision for income taxes............................    1,640       3,056
                                                        -------    --------
Income from discontinued operations, net of income
  taxes...............................................  $ 3,047    $  5,676
                                                        =======    ========

9.  EARNINGS PER SHARE

     Basic earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding plus all potentially dilutive common shares outstanding, primarily shares issuable upon the exercise of stock options using the treasury stock method. The following table reconciles the number of shares utilized in the earnings per share calculations:

(IN THOUSANDS)                                    1998      1997      1996
--------------                                   ------    ------    ------
Number of common shares-basic..................  45,322    45,757    47,298
Effect of dilutive securities:
  Stock options................................     516       141       174
  Other........................................      46        --        --
                                                 ------    ------    ------
Number of common shares-diluted................  45,884    45,898    47,472
                                                 ======    ======    ======

     Options to purchase 92,000, 1,477,000 and 1,724,000 shares of common stock were not included in the computation of diluted earnings per share for 1998, 1997 and 1996, respectively, because the options' exercise prices were greater than the average market price of the common shares and their effect would have been antidilutive.

10.  ACCOUNTS RECEIVABLE

     Accounts receivable as of January 3, 1999 and December 28, 1997 included unbilled receivables of $38 million and $48 million, respectively, which were due primarily from U.S. government agencies. Accounts receivable were net of reserves for doubtful accounts of $4.6 million and $4.8 million as of January 3, 1999 and December 28, 1997, respectively.

11.  INVENTORIES

     Inventories as of January 3, 1999 and December 28, 1997 consisted of the following:

(IN THOUSANDS)                                   1998        1997
--------------                                 --------    --------
Finished goods...............................  $ 36,552    $ 31,570
Work in process..............................    26,818      24,810
Raw materials................................    64,892      56,495
                                               --------    --------
                                               $128,262    $112,875
                                               ========    ========

     Due to the divestitures in 1998, the portion of total inventories accounted for using the LIFO method of determining inventory costs dropped from 25% in 1997 to 12% in 1998. The excess of current cost of inventories over the LIFO value was approximately $5 million as of January 3, 1999 and $8 million as of December 28, 1997.

12.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, as of January 3, 1999 and December 28, 1997 consisted of the following:

(IN THOUSANDS)                                   1998        1997
--------------                                 --------    --------
Land.........................................  $ 23,884    $ 12,712
Buildings and leasehold improvements.........   129,766     114,698
Machinery and equipment......................   356,457     354,972
                                               --------    --------
                                               $510,107    $482,382
                                               ========    ========

     The increase in property, plant and equipment was primarily due to the acquisition of Lumen ($53 million) and capital expenditures ($46.5 million) in 1998. These increases were partially offset by the Rotron and Sealol Industrial Seals divestitures ($50 million).

13.  INVESTMENTS

     Investments as of January 3, 1999 and December 28, 1997 consisted of the following:

(IN THOUSANDS)                                    1998       1997
--------------                                   -------    -------
Marketable investments.........................  $10,695    $11,142
Joint venture investments......................    5,955      5,588
                                                 -------    -------
                                                 $16,650    $16,730
                                                 =======    =======

     Joint venture investments are accounted for using the equity method. Marketable investments consisted of common stocks and trust assets which were primarily invested in common stocks and fixed-income securities to meet the supplemental executive retirement plan obligation. The market values were based on quoted market prices. As of January 3, 1999, the fixed-income securities, on average, had maturities of approximately nine years. The net unrealized holding gain on marketable investments, net of deferred income taxes, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity, was $0.4 million at January 3, 1999 and $0.5 million at December 28, 1997.

     Marketable investments classified as available for sale as of January 3, 1999 and December 28, 1997 consisted of the following:

                                                                  GROSS UNREALIZED
                                                                      HOLDING
                                           MARKET                ------------------
(IN THOUSANDS)                              VALUE      COST      GAINS     (LOSSES)
--------------                             -------    -------    ------    --------
1998
  Common stocks..........................  $ 6,838    $ 6,367    $  633     $(162)
  Fixed-income securities................    3,549      3,506        43        --
  Other..................................      308        281        27        --
                                           -------    -------    ------     -----
                                           $10,695    $10,154    $  703     $(162)
                                           =======    =======    ======     =====
1997
  Common stocks..........................  $ 7,466    $ 6,665    $1,003     $(202)
  Fixed-income securities................    3,543      3,495        48        --
  Other..................................      133        132         1        --
                                           -------    -------    ------     -----
                                           $11,142    $10,292    $1,052     $(202)
                                           =======    =======    ======     =====

14.  INTANGIBLE ASSETS

     Intangible assets consist mainly of goodwill from acquisitions accounted for using the purchase method of accounting representing the excess of cost over the fair market value of the net assets of the acquired businesses. Goodwill is being amortized over periods of 10-30 years. Other identifiable intangible assets from acquisitions include patents, trademarks, trade names and developed technology. Approximately $11.8 million was allocated to trade names, trademarks and patents in connection with the Lumen acquisition and will be amortized over ten years. Intangible assets were shown net of accumulated amortization of $57.3 million and $48.7 million as of January 3, 1999 and December 28, 1997, respectively. The increase resulted primarily from goodwill and other intangibles related to the Lumen, Belfab, LSR and Isolab acquisitions in 1998.

15.  DEBT

     Short-term debt at January 3, 1999 and December 28, 1997 consisted primarily of commercial paper borrowings of $150 million and $45.8 million, respectively, that had maturities of 60 days or less. The weighted-average interest rate on commercial paper borrowings was 5.4% at January 3, 1999 and 6.1% at December 28, 1997. Commercial paper borrowings averaged $23 million during 1998 at an average interest rate of 5.5%, compared to average borrowings of $47 million during 1997 at an average interest rate of 5.6%. At January 3, 1999, short-term debt also included $6.2 million outstanding under a revolving credit agreement, bearing interest at 9%, assumed by the Company in connection with the Lumen acquisition.

     In March 1999, two of the Company's $100 million credit facilities were renewed and increased to a $250 million credit facility that expires in March 2000. The Company has an additional revolving credit agreement for $100 million that expires in March 2002. These agreements serve as backup facilities for the commercial paper borrowings. During 1998, the Company did not draw down its credit facilities; there are no significant commitment fees.

     At January 3, 1999 and December 28, 1997, long-term debt included $115 million of unsecured ten-year notes issued in October 1995 at an interest rate of 6.8%, which mature in 2005. The carrying amount approximated the estimated fair value at January 3, 1999 and December 28, 1997 based on a quoted market price. The total notes authorized were $150 million, and the unissued notes of $35 million are covered by a shelf registration statement. At January 3, 1999, long-term debt also included $14.8 million assumed by the Company in connection with the Lumen acquisition. This debt consisted of unsecured notes of $12.4 million at 8% due in 2002, which were retired at a premium in February 1999, and a $2.4 million term loan at prime plus 1.75% due in 2000.

16.  ACCRUED EXPENSES

     Accrued expenses as of January 3, 1999 and December 28, 1997 consisted of the following:

(IN THOUSANDS)                                           1998        1997
--------------                                         --------    --------
Payroll and incentives...............................  $ 29,314    $ 24,473
Employee benefits....................................    44,566      48,936
Federal, non-U.S. and state income taxes.............    36,211      22,352
Other accrued operating expenses.....................   136,756      66,835
                                                       --------    --------
                                                       $246,847    $162,596
                                                       ========    ========

     The increase in other accrued operating expenses resulted primarily from accruals related to the Lumen acquisition ($47 million) and deferred gain recognition related to dispositions ($16 million).

17.  EMPLOYEE BENEFIT PLANS

     Savings Plan: The Company has a savings plan for the benefit of qualified U.S. employees. Under this plan, the Company contributes an amount equal to the lesser of 55% of the amount of the employee's voluntary contribution or 3.3% of the employee's annual compensation. Savings plan expense was $6.2 million in 1998, $6.5 million in 1997 and $5.8 million in 1996.

     Pension Plans: The Company has defined benefit pension plans covering substantially all U.S. employees and non-U.S. pension plans for non-U.S. employees. The plans provide benefits that are based on an employee's years of service and compensation near retirement. Assets of the U.S. plan are composed primarily of equity and debt securities.

     Net periodic pension cost included the following components:

(IN THOUSANDS)                              1998        1997        1996
--------------                            --------    --------    --------
Service cost............................  $  9,356    $  9,081    $  9,248
Interest cost...........................    18,300      18,126      17,335
Expected return on plan assets..........   (23,360)    (21,288)    (19,770)
Net amortization and deferral...........      (816)       (743)        599
                                          --------    --------    --------
                                          $  3,480    $  5,176    $  7,412
                                          ========    ========    ========

     The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company's Consolidated Balance Sheets as of January 3, 1999 and December 28, 1997:

                                                1998                    1997
                                        --------------------    --------------------
(IN THOUSANDS)                          NON-U.S.      U.S.      NON-U.S.      U.S.
--------------                          --------    --------    --------    --------
Actuarial present value of benefit
  obligations:
  Accumulated benefit obligations.....  $29,387     $232,978    $23,706     $212,659
                                        =======     ========    =======     ========
Projected benefit obligations at
  beginning of year...................  $27,912     $240,176    $31,663     $213,146
Service cost..........................      886        8,470        961        8,120
Interest cost.........................    1,860       16,440      1,876       16,249
Benefits paid.........................     (948)     (11,734)    (1,133)     (10,602)
Actuarial loss (gain).................    1,182       23,318     (1,573)      12,574
Plan amendments.......................       --           --         --          689
Effect of exchange rate changes.......    1,679           --     (3,882)          --
Dispositions..........................       --      (17,202)        --           --
                                        -------     --------    -------     --------
Projected benefit obligations at end
  of year.............................   32,571      259,468     27,912      240,176
                                        -------     --------    -------     --------
Fair value of plan assets at beginning
  of year.............................       --      294,790         --      249,431
Actual return on plan assets..........       --       26,968         --       43,630
Employer contributions................       --           --         --       12,331
Benefits paid.........................       --      (11,734)        --      (10,602)
                                        -------     --------    -------     --------
Fair value of plan assets at end of
  year................................       --      310,024         --      294,790
                                        -------     --------    -------     --------
Plan assets less (greater) than
  projected benefit obligations.......   32,571      (50,556)    27,912      (54,614)
Unrecognized net transition asset.....       --        2,254         --        3,005
Unrecognized prior service costs......   (1,146)         (77)    (1,162)         (38)
Unrecognized net gain.................    2,619        7,779      3,758       10,287
                                        -------     --------    -------     --------
Accrued pension liability (asset).....  $34,044     $(40,600)   $30,508     $(41,360)
                                        =======     ========    =======     ========
Actuarial assumptions as of the
  year-end measurement date:
  Discount rate.......................      6.5%         6.5%       6.5%         7.0%
  Rate of compensation increase.......      4.0%         4.5%       4.0%         4.5%
  Expected rate of return on assets...       --          9.0%        --          9.0%

     The non-U.S. accrued pension liability included $33.8 million and $30.2 million classified as long-term liabilities as of January 3, 1999 and December 28, 1997, respectively. The U.S. pension asset was classified as other noncurrent assets.

     The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. At January 3, 1999 and December 28, 1997, the projected benefit obligations were $13.8 million and $11.9 million, respectively. Assets with a fair value of $10.1 million and $10.2 million, segregated in a trust, were available to meet this obligation as of January 3, 1999 and December 28, 1997, respectively.

Pension expense for this plan was approximately $1.4 million in 1998, $1.3 million in 1997 and $1.5 million in 1996.

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

     Net periodic postretirement medical benefit cost (credit) included the following components:

(IN THOUSANDS)                                  1998       1997       1996
--------------                                 -------    -------    ------
Service cost.................................  $   360    $   317    $  349
Interest cost................................    1,250      1,237     1,459
Expected return on plan assets...............   (1,245)      (804)     (698)
Net amortization and deferral................     (402)    (1,148)     (134)
                                               -------    -------    ------
                                               $   (37)   $  (398)   $  976
                                               =======    =======    ======

     The following table sets forth the changes in the postretirement medical plan's funded status and the amounts recognized in the Company's Consolidated Balance Sheets at January 3, 1999 and December 28, 1997:

(IN THOUSANDS)                                                 1998       1997
--------------                                                 ----       ----
Actuarial present value of accumulated benefit obligations:
  Retirees..................................................  $11,448    $15,699
  Active employees eligible to retire.......................      565        563
  Other active employees....................................    5,032      4,848
                                                              -------    -------
Projected benefit obligations at beginning of year..........   17,045     21,110
                                                              -------    -------
Service cost................................................      360        317
Interest cost...............................................    1,250      1,237
Benefits paid...............................................   (1,394)    (1,160)
Actuarial loss (gain).......................................    2,467     (4,459)
                                                              -------    -------
Change in projected benefit obligations during the year.....    2,683     (4,065)
                                                              -------    -------
Retirees....................................................   13,672     11,448
Active employees eligible to retire.........................      800        565
Other active employees......................................    5,256      5,032
                                                              -------    -------
Projected benefit obligations at end of year................   19,728     17,045
                                                              -------    -------
Fair value of plan assets at beginning of year..............   13,839      8,470
Actual return on plan assets................................    1,416      1,592
Employer contributions......................................       --      3,777
                                                              -------    -------
Fair value of plan assets at end of year....................   15,255     13,839
                                                              -------    -------

(IN THOUSANDS)                                                 1998       1997
--------------                                                 ----       ----
Fair value of plan assets less than projected benefit
  obligations...............................................    4,473      3,206
Unrecognized net gain.......................................    7,483      9,123
                                                              -------    -------
Accrued postretirement medical liability....................  $11,956    $12,329
                                                              =======    =======
Actuarial assumptions as of the year-end measurement date:
Discount rate...............................................      6.5%       7.0%
Expected rate of return on assets...........................      9.0%       9.0%
Health care cost trend rate:
  First year................................................      9.0%      10.0%
  Ultimate..................................................      5.5%       5.5%
Time to reach ultimate......................................  5 years    6 years

     The accrued postretirement medical liability included $11 million and $11.3 million classified as long-term liabilities as of January 3, 1999 and December 28, 1997, respectively.

     If the health care cost trend rate was increased 1%, the accumulated postretirement benefit obligations would have increased by approximately $1 million at January 3, 1999. The effect of this increase on the annual cost for 1998 would have been approximately $0.1 million. If the health care cost trend rate was decreased 1%, the accumulated postretirement benefit obligations would have decreased by approximately $0.8 million at January 3, 1999. The effect of this decrease on the annual cost for 1998 would have been approximately $0.1 million.

     Deferred Compensation Plans: During 1998, the Company implemented certain nonqualified deferred compensation programs that provide benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, upon retirement or death. Benefit payments under these plans are funded by a combination of contributions from participants and the Company.

     Employee Stock Purchase Plan: In May 1998, the Company's Board of Directors adopted an Employee Stock Purchase Plan (ESPP), whereby the Company is authorized to issue up to 2.5 million shares of its common stock to its employees who participate in the ESPP. Under the Plan, participating employees will have the right to purchase common stock at a price equal to the lesser of 90% of the closing price on either the first day of the offering period or the last day of the offering period. The first offering period began on September 1, 1998 and ends on June 30, 1999. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee's voluntary contribution which may not exceed 10% of base compensation.

     Other: The Company has an EVA(R) Incentive Compensation Plan, the purpose of which is to provide incentive compensation to certain key employees, including all officers, in a form that relates the financial rewards to an increase in the value of the Company to its shareholders. Awards under this plan are approved annually by the Board of Directors. (EVA(R) is a registered trademark of Stern Stewart & Co.)

     The preceding information does not include amounts related to benefit plans applicable to employees associated with the NASA contract because the Company is not responsible for the current or future funded status of the plans.

     The Company incurred a $2.8 million charge in 1997 related to a cash deficit in an employee benefit plan.

18.  REIMBURSEMENT OF INVESTED CAPITAL

     In 1997, the Company received a $30.4 million payment as part of the negotiation of a joint development contract. This payment represented a $27 million reimbursement of previously invested capital, which will be amortized to income over the estimated life of the related assets, and a $3.4 million reimbursement of cost of capital, which was included in other income. The reimbursement, net of accumulated amortization, included in long-term liabilities was $20.4 million as of January 3, 1999 and $24.7 million as of December 28, 1997.

19.  CONTINGENCIES

     The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.

     In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $9.5 million as of January 3, 1999, representing management's estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to five years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure. The Company adopted the provisions of Statement of Position 96-1, Environmental Remediation Liabilities, in 1997. Its adoption did not have a material effect on results of operations.

     The Company has received notices from the Internal Revenue Service (IRS) asserting deficiencies in federal corporate income taxes for the Company's 1985 to 1994 tax years. The total additional tax proposed by the IRS amounts to $74 million plus interest. The Company has filed petitions in the United States Tax Court to challenge most of the deficiencies asserted by the IRS. The Company believes that it has meritorious legal defenses to those deficiencies and believes that the ultimate outcome of the case will not result in a material impact on the Company's consolidated results of operations or financial position.

20.  RISKS AND UNCERTAINTIES

     During 1998, demand for certain products was adversely affected by problems in Asia. In addition, the Asian economic problems have weakened the currencies of some Asian countries, making products of competitors located in Asia more price competitive.

     Optoelectronics' future results are dependent on integration of the Lumen acquisition and completion of the development of amorphous silicon technology and successful market introduction of products based on this technology. In the IC Sensors business, new product development and shifting production to lower cost locations will be required in order to compete more effectively.

     In 1998, 37% of the Company's sales were to U.S. government agencies, predominantly to the Department of Defense and NASA. In accordance with government regulations, all of the Company's government contracts are subject to termination for the convenience of the government. Cost incurred under cost-reimbursable contracts are subject to audit by the government. The results of prior audits, complete through 1993, have not had a material effect on the Company. In August 1998 the Company announced that its joint venture with Johnson Controls was unsuccessful in its bid to provide support services to NASA and the Air Force at Florida's Kennedy Space Center, Cape Canaveral Air Station and Patrick Air Force Base. The Company recorded a charge of $2.3 million in 1998 in connection with the closeout of this contract. The NASA contract at the Kennedy Space Center contributed sales of $134 million in 1998.

     The Company's management and operations contracts with the DOE are presented as discontinued operations. The Company's last DOE management and operations contract expired on September 30, 1997. The Company is in the process of negotiating contract closeouts and does not anticipate incurring any material loss in excess of previously established reserves.

     For information concerning various investigations, claims, legal proceedings, environmental investigations and remedial actions, and notices from the IRS, see Note 19. For information concerning factors affecting future performance, see Management's Discussion and Analysis.

21.  STOCKHOLDERS' EQUITY

     At January 3, 1999, 8.7 million shares of the Company's common stock were reserved for employee benefit plans.

     In 1998, the Company awarded 65,000 shares of common stock to two officers. Sale of 35,000 shares is restricted for one year from the date of grant, and sale of the remaining 30,000 shares is restricted for two years.

     The Company has nonqualified and incentive stock option plans for officers and key employees. Under these plans, options may be granted at prices not less than 100% of the fair market value on the date of grant. All options expire 10 years from the date of grant. Options granted since 1994 become exercisable, in ratable installments, over periods of 3-5 years from the date of grant. The Stock Option Committee of the Board of Directors, at its sole discretion, may also include stock appreciation rights in any option granted. There are no stock appreciation rights outstanding under these plans.

     A summary of certain stock option information is as follows:

        (SHARES IN THOUSANDS)                  1998                    1997                    1996
        ---------------------          ---------------------   ---------------------   ---------------------
                                                   WEIGHTED-               WEIGHTED-               WEIGHTED-
                                        NUMBER      AVERAGE     NUMBER      AVERAGE     NUMBER      AVERAGE
                                       OF SHARES     PRICE     OF SHARES     PRICE     OF SHARES     PRICE
                                       ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of year.....    4,187      $19.64       4,161      $19.56       3,276      $18.81
Granted..............................      568       22.82         927       19.19       1,392       20.67
Exercised............................   (1,209)      19.87        (363)      16.74        (266)      17.00
Lapsed...............................     (246)      20.29        (538)      20.23        (241)      18.57
                                        ------                   -----                   -----
Outstanding at end of year...........    3,300       20.05       4,187       19.64       4,161       19.56
                                        ======                   =====                   =====
Exercisable at end of year...........    1,540       19.46       2,195       19.85       2,477       19.67
                                        ======                   =====                   =====
Available for grant at end of year...    2,866                   2,290                   1,831
                                        ======                   =====                   =====

     In January 1998, the Board of Directors granted 400,000 options to an officer at an exercise price of $21.19 per share; 200,000 options were granted pursuant to the EG&G, Inc. 1992 Stock Option Plan, and 200,000 options were granted pursuant to a plan other than the 1992 Stock Option Plan. In addition, 167,500 options were granted pursuant to the 1992 Plan at various dates in 1998 at exercise prices ranging from $23.13 per share to $30.25 per share. In December 1997, 927,000 options were granted at an exercise price of $19.19 per share. In 1996, the Board of Directors granted 650,000 options in January and 728,000 options in December at exercise prices of $21.75 and $19.75 per share, respectively.

     The following table summarizes information about stock options outstanding at January 3, 1999:

(SHARES IN THOUSANDS)              OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
---------------------     --------------------------------------    ----------------------
                                        WEIGHTED-
                                         AVERAGE       WEIGHTED-                 WEIGHTED-
                                        REMAINING       AVERAGE                   AVERAGE
RANGE OF                  NUMBER OF    CONTRACTUAL     EXERCISE     NUMBER OF    EXERCISE
EXERCISE PRICES            SHARES      LIFE (YEARS)      PRICE       SHARES        PRICE
---------------           ---------    ------------    ---------    ---------    ---------
$14.25-21.19............    2,363          7.1          $18.96          984       $17.99
 21.63-30.25............      937          5.4           22.77          556        22.06
                            -----                                     -----
 14.25-30.25............    3,300          6.6           20.05        1,540        19.46
                            =====                                     =====

     In connection with the acquisition of Lumen Technologies, Lumen options were converted into 429,000 EG&G stock options, effective January 5, 1999. These options have an average exercise price of $14.47 per share and are fully vested. Also in January 1999, the Board of Directors granted 1,235,000 options at an exercise price of $27.25 per share. These options have not been reflected in the preceding tables.

     During 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

     The following table reflects pro forma net income from continuing operations and diluted earnings per share had the Company elected to adopt the fair value approach of SFAS No. 123:

(DOLLARS IN THOUSANDS
EXCEPT PER SHARE DATA)                         1998       1997       1996
----------------------                       --------    -------    -------
Income from continuing operations:
As reported................................  $102,002    $30,645    $54,480
Pro forma..................................   100,000     29,844     53,986
Diluted earnings per share:
As reported................................      2.22        .67       1.15
Pro forma..................................      2.18        .65       1.14

     Pro forma compensation cost may not be representative of that to be expected in future years since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

     The weighted-average fair value of options at their grant dates during 1998 was $6.83. The fair value of each option was $6.14 for options granted in 1997, $6.20 for the options granted in December 1996 and $6.68 for the options granted in January 1996. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model:

                                             DECEMBER    DECEMBER    JANUARY
                                   1998        1997        1996       1996
                                  -------    --------    --------    -------
Risk-free interest rate.........      5.4%       5.9%        6.3%        5.5%
Expected dividend yield.........        2%         2%          2%          2%
Expected lives..................  6 years    7 years     7 years     7 years
Expected stock volatility.......       27%        26%         24%         25%

     Under a Shareholder Rights Plan, preferred stock purchase rights were distributed on February 8, 1995 as a dividend at the rate of one right for each share of common stock outstanding. Each right, when exercisable, entitles a stockholder to purchase one one-thousandth of a share of a new series of junior participating preferred stock at a price of $60. The rights become exercisable only if a person or group acquires 20% or more or announces a tender or exchange offer for 30% or more of the Company's common stock. This preferred stock is nonredeemable and will have 1,000 votes per share. The rights are nonvoting, expire in 2005 and may be redeemed prior to becoming exercisable. The Company has reserved 70,000 shares of preferred stock, designated as Series C Junior Participating Preferred Stock, for issuance upon exercise of such rights. If a person (an Acquiring Person) acquires or obtains the right to acquire 20% or more of the Company's outstanding common stock (other than pursuant to certain approved offers), each right (other than rights held by the Acquiring Person) will entitle the holder to purchase shares of common stock of the Company at one-half of the current market price at the date of occurrence of the event. In addition, in the event that the Company is involved in a merger or other business combination in which it is not the surviving corporation or in connection with which the Company's common stock is changed or converted, or it sells or transfers 50% or more of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase shares of common stock of such other person at one-half of the current market price of such common stock at the date of the occurrence of the event.

     The components of accumulated other comprehensive income (loss) were as follows:

                                       FOREIGN CURRENCY                      ACCUMULATED OTHER
                                         TRANSLATION      UNREALIZED GAINS     COMPREHENSIVE
(IN THOUSANDS)                           ADJUSTMENTS       ON SECURITIES       INCOME (LOSS)
--------------                         ----------------   ----------------   -----------------
Balance, December 31, 1995...........      $ 28,679            $  244            $ 28,923
Current year change..................       (10,451)              960              (9,491)
Balance, December 29, 1996...........        18,228             1,204              19,432
Current Year change..................       (22,608)             (681)            (23,289)
Balance, December 28, 1997...........        (4,380)              523              (3,857)
Current year change..................         7,723              (137)              7,586
                                           --------            ------            --------
Balance, January 3, 1999.............      $  3,343            $  386            $  3,729
                                           ========            ======            ========

     The tax effects related to each component of other comprehensive income
(loss) were as follows:

                                                   BEFORE-TAX   TAX (PROVISION)   AFTER-TAX
(IN THOUSANDS)                                       AMOUNT         BENEFIT        AMOUNT
--------------                                     ----------   ---------------   ---------
1998
Gross foreign currency translation adjustments...   $  4,608         $  --        $  4,608
Reclassification adjustment for translation
  losses realized upon sale of Sealol Industrial
  Seals..........................................      3,115            --           3,115
Unrealized losses on securities arising during
  the period.....................................       (211)           74            (137)
                                                    --------         -----        --------
Other comprehensive income.......................   $  7,512         $  74        $  7,586
                                                    ========         =====        ========
1997
Foreign currency translation adjustments.........   $(22,608)        $  --        $(22,608)
Unrealized losses on securities:
Losses arising during the period.................     (1,008)          353            (655)
Reclassification adjustment......................        (40)           14             (26)
                                                    --------         -----        --------
Net unrealized losses............................     (1,048)          367            (681)
                                                    --------         -----        --------
Other comprehensive income (loss)................   $(23,656)        $ 367        $(23,289)
                                                    ========         =====        ========
1996
Foreign currency translation adjustments.........   $(10,451)        $  --        $(10,451)
Unrealized gains on securities:
Gains arising during the period..................      1,849          (647)          1,202
Reclassification adjustment......................       (372)          130            (242)
                                                    --------         -----        --------
Net unrealized gains.............................      1,477          (517)            960
                                                    --------         -----        --------
Other comprehensive income (loss)................   $ (8,974)        $(517)       $ (9,491)
                                                    ========         =====        ========

22.  FINANCIAL INSTRUMENTS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company had no significant concentrations of credit risk as of January 3, 1999.

     The Company has limited involvement with derivative financial instruments. In the ordinary course of business, the Company enters into foreign exchange forward contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European currencies, generally have maturities that do not exceed one month and have no cash requirements until maturity. Credit risk and market risk are minimal because the forward contracts are with very large banks and gains and losses are offset against foreign exchange gains and losses on the underlying hedged transactions. The notional amount of outstanding forward contracts was $41.6 million as of January 3, 1999 and $75.8 million as of December 28, 1997. The carrying value as of January 3, 1999 and December 28, 1997, which approximated fair value, was not significant.

     See Notes 1, 13 and 15 for disclosures about fair values, including methods and assumptions, of other financial instruments.

23.  LEASES

     The Company leases certain property and equipment under operating leases. Rental expense charged to earnings for 1998, 1997 and 1996 amounted to $19.4 million, $15.6 million and $17.2 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $17.8 million in 1999, $15.6 million in 2000, $11.1 million in 2001, $7.6 million in 2002,
$3.7 million in 2003 and $11.5 million after 2003. The above information does not include amounts related to leases covered by certain government contracts because costs, including future commitments, are reimbursable under the terms of the contracts, even if the contracts are terminated.

24.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

     In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. Information for prior years has been restated in order to conform to the 1998 presentation. The Company's businesses are reported as five reportable segments which reflect the Company's management and structure under five SBUs.

     The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant.

     The operating segments and their principal products or service areas are:

          Life Sciences: High-performance bioanalytic and diagnostic instruments for use in hospitals, clinics and pharmaceutical and medical research facilities. The Company also sells reagents and consumables for use in connection with certain of these instruments.

          Optoelectronics: A broad variety of components that emit and detect light, including photocells, imaging systems, light sources with various types of flashtubes and laser diodes, and devices for weapons' trigger systems. Products included micromachined detectors, amorphous silicon detector panels, flashlamps, specialty lighting, CCDs, X-ray tubes, detectors, photodiodes and high-intensity specialty discharge lamps.

          Instruments: Instruments and systems for X-ray imaging, security screening, food screening, process measurement, nuclear, electro-chemical and photolithography applications. The Company also conducts lubricant and structural testing simulations for the transportation industry.

          Engineered Products: Static and dynamic sealing, bellows devices, advanced pneumatic components, systems and valves for use in the aerospace, power generation and semiconductor industries.

          Technical Services: Engineering, scientific, environmental, management and technical support services for a broad range of governmental and industrial customers.

     Sales and operating profit by segment are shown in the Sales and Operating Profit by Operating Segment section of this report; such information with respect to 1998, 1997 and 1996 is considered an integral part of this note.

     Sales to U.S. government agencies, which were predominantly to the Department of Defense and NASA in the Technical Services segment, were $524 million, $537 million and $527 million in 1998, 1997 and 1996, respectively. In August 1998, the Company announced that its joint venture with Johnson Controls was unsuccessful in its bid to provide support services to NASA and the Air Force at Florida's Kennedy Space Center, Cape Canaveral Air Station and Patrick Air Force Base. The NASA contract at the Kennedy Space Center contributed sales of $134 million in 1998, $168 million in 1997 and $172 million in 1996.

     Additional information relating to the Company's operations in the various operating segments is as follows:

                                   DEPRECIATION AND
                                 AMORTIZATION EXPENSE          CAPITAL EXPENDITURES
                              ---------------------------   ---------------------------
(IN THOUSANDS)                 1998      1997      1996      1998      1997      1996
--------------                -------   -------   -------   -------   -------   -------
Life Sciences...............  $ 5,059   $ 4,091   $ 4,835   $ 5,415   $ 3,352   $ 1,642
Optoelectronics.............   25,615    19,528    14,880    17,256    21,312    47,327
Instruments.................   10,573    11,688    10,767     8,382     7,616    17,585
Engineered Products.........    6,042     3,090     2,736    10,325     9,488     4,739
Technical Services..........    1,869     1,914     2,075     2,033     1,087     1,694
Divestitures and Other......    1,221     4,301     5,643     3,111     5,874     7,503
                              -------   -------   -------   -------   -------   -------
                              $50,379   $44,612   $40,936   $46,522   $48,729   $80,490
                              =======   =======   =======   =======   =======   =======

                                                  TOTAL ASSETS
                                             ----------------------
(IN THOUSANDS)                                  1998         1997
--------------                               ----------    --------
Life Sciences..............................  $  128,970    $102,705
Optoelectronics............................     479,818     216,096
Instruments................................     183,590     157,716
Engineered Products........................     112,898      60,619
Technical Services.........................      69,795      80,409
Divestitures and Other.....................     209,849     214,558
                                             ----------    --------
                                             $1,184,920    $832,103
                                             ==========    ========

     Divestitures and Other total assets consisted primarily of cash and cash equivalents, prepaid pension, prepaid taxes and, in 1997, receivables and inventories of operations divested in 1998.

     The following geographic area information includes sales based on location of external customer and net property, plant and equipment based on physical location:

                                                     SALES
                                     --------------------------------------
(IN THOUSANDS)                          1998          1997          1996
--------------                       ----------    ----------    ----------
U.S................................  $  998,313    $1,022,644    $  999,322
Germany............................      68,493        72,436        63,502
United Kingdom.....................      47,794        65,462        48,971
Other Non-U.S......................     293,296       300,263       315,457
                                     ----------    ----------    ----------
                                     $1,407,896    $1,460,805    $1,427,252
                                     ==========    ==========    ==========

                                       NET PROPERTY, PLANT AND
                                              EQUIPMENT
                                       ------------------------
(IN THOUSANDS)                            1998          1997
--------------                         ----------    ----------
U.S..................................   $136,696      $108,415
Germany..............................     21,923        16,351
Finland..............................     15,431        13,181
Other Non-U.S........................     47,776        43,196
                                        --------      --------
                                        $221,826      $181,143
                                        ========      ========

25.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Selected quarterly financial information follows:

                                                        QUARTERS
                                        -----------------------------------------   ----------
(IN THOUSANDS EXCEPT PER SHARE DATA)     FIRST      SECOND     THIRD      FOURTH       YEAR
------------------------------------    --------   --------   --------   --------   ----------
1998
Sales.................................  $355,936   $356,282   $343,487   $352,191   $1,407,896
Operating income from continuing
  operations..........................    54,897     45,824     20,195     34,560      155,476
Income from continuing operations
  before income taxes.................    53,695     44,946     24,120     33,273      156,034
Income from continuing operations.....    34,483     31,614     15,437     20,468      102,002
Net income............................    34,483     31,614     15,437     20,468      102,002
Basic earnings per share:
  Continuing operations...............       .76        .69        .34        .46         2.25
  Net income..........................       .76        .69        .34        .46         2.25
Diluted earnings per share:
  Continuing operations...............       .75        .68        .33        .45         2.22
  Net income..........................       .75        .68        .33        .45         2.22
  Cash dividends per common share.....       .14        .14        .14        .14          .56
Market price of common stock:
  High................................     28.50      33.75      30.13      29.44        33.75
  Low.................................     19.44      27.13      18.88      20.50        18.88
  Close...............................     27.75      29.69      22.63      27.81        27.81
1997
Sales.................................  $347,006   $368,672   $358,368   $386,759   $1,460,805
Operating income (loss) from
  continuing operations...............    16,555    (10,234)    20,329     32,948       59,598

                                                        QUARTERS
                                        -----------------------------------------   ----------
(IN THOUSANDS EXCEPT PER SHARE DATA)     FIRST      SECOND     THIRD      FOURTH       YEAR
------------------------------------    --------   --------   --------   --------   ----------
Income (loss) from continuing
  operations before income taxes......    14,497    (12,852)    21,030     31,351       54,026
Income (loss) from continuing
  operations..........................     9,568    (13,390)    13,879     20,588       30,645
Net income (loss).....................    10,026    (11,845)    14,590     20,921       33,692
Basic and diluted earnings (loss) per
  share:
  Continuing operations...............       .21       (.29)       .30        .45          .67
  Net income (loss)...................       .22       (.26)       .32        .46          .74
  Cash dividends per common share.....       .14        .14        .14        .14          .56
Market price of common stock:
  High................................     24.63      21.13      22.63      23.00        24.63
  Low.................................     19.63      18.13      18.75      18.00        18.00
  Close...............................     21.38      20.81      20.81      20.06        20.06

26.  SUBSEQUENT EVENTS

  Shelf Registration
     In January 1999, the Company filed a shelf registration statement with the SEC to register $465 million of securities. This registration statement, together with $35 million of securities covered by a previously filed registration statement, will provide the Company with financing flexibility to offer up to $500 million aggregate principal amount of common stock, preferred stock, depository shares, debt securities, warrants, stock purchase contacts and/or stock purchase units. The Company expects to use the net proceeds from the sale of the securities for general corporate purposes, which may include, among other things: the repayment of outstanding indebtedness, working capital, capital expenditures, the repurchase of shares of common stock and acquisitions. The precise amount and timing of the application of such proceeds will depend upon our funding requirements and the availability and cost of other funds.

  Acquisition
     In March 1999, the Company announced that it had entered into an agreement to acquire Perkin-Elmer's Analytical Instruments Division, a leading producer of high quality analytical testing instruments, for a purchase price of approximately $425 million. The Company plans to finance the transaction with a combination of existing cash and equivalents, borrowings under existing credit facilities and other financing, as required. Under the current terms of the agreement, the Company will also assume a long-term pension liability of approximately $65 million. The closing of the acquisition is subject to certain customary closing conditions, including regulatory approval. The transaction is expected to close during the second quarter of 1999. Perkin-Elmer Analytical Instruments generated 1998 fiscal year sales of $569 million. Its systems are widely used to achieve product uniformity in drugs and medicines, ensure the purity of food and water, protect the environment, measure and test the structural integrity of many different materials and various other applications. The division sells to traditional analytical instruments and life sciences markets. The Company expects to incur a charge for acquired in-process R&D in the quarter the transaction closes. The amount of such charge has not yet been determined. The Company also announced that it will explore strategic alternatives for its Technical Services business unit and has engaged Goldman, Sachs & Co. to conduct the review.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of EG&G, Inc.:

     We have audited the accompanying consolidated balance sheets of EG&G, Inc. (a Massachusetts corporation) and subsidiaries as of January 3, 1999 and December 28, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended January 3, 1999, December 28, 1997 and December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EG&G, Inc. and subsidiaries as of January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for the years ended January 3, 1999, December 28, 1997 and December 29, 1996 in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP
------------------------------------------------------
Arthur Andersen LLP
Boston, Massachusetts
January 23, 1999 (except with
respect to the matters
discussed in Note 26, for which
the date is March 8, 1999)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) DIRECTORS

     The information required by this Item with respect to Directors is contained in part under the caption "Executive Officers of the Registrant" in
Part I of this Report, and the remainder is contained in the Company's 1999 Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1999 (the "1999 Proxy Statement") under the captions "Election of Directors" and "Information Relative to the Board of Directors and Certain of its Committees" and is herein incorporated by reference. The Company expects to file the 1999 Proxy Statement within 120 days after the close of the fiscal year ended January 3, 1999.

     (b) EXECUTIVE OFFICERS

     The information required by this item with respect to Executive Officers is contained in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is contained under the captions "Summary Compensation Table" up to and including "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Value Option Table" and Notes thereto in the 1999 Proxy Statement, and is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is contained under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 1999 Proxy Statement, and is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT:

        1.  FINANCIAL STATEMENTS

             Included in Part II, Item 8:

               Consolidated Income Statements for the Three Years Ended January 3, 1999

               Consolidated Balance Sheets as of January 3, 1999 and December 28, 1997

               Consolidated Statements of Stockholders' Equity for the Three Years Ended January 3, 1999

               Consolidated Statements of Cash Flows for the Three Years Ended January 3, 1999

               Notes to Consolidated Financial Statements

               Report of Independent Public Accountants

        2.  FINANCIAL STATEMENT SCHEDULES

           Report of Independent Public Accountants on Financial Statement Schedules

           Schedule II -- Valuation and Qualifying Accounts

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

        3.  EXHIBITS

             3.1 The Company's Restated Articles of Organization, as filed with the Massachusetts Secretary of the Commonwealth on
                     February 9, 1999, is attached hereto as Exhibit 3.1.
             3.2     The Company's By-Laws as amended and restated by the Board of Directors on December 17,1997 were filed with the
                     Commission as Exhibit 3.1 to EG&G's Annual Report on Form
                     10-K for the fiscal year ended December 28, 1997, and are herein incorporated by reference.
             4.1     The form of certificate used to evidence ownership of EG&G
                     Common Stock, $1 par value, was filed as Exhibit 4(a) to EG&G's Registration Statement on Form S-3, File No. 2-69642, and is herein incorporated by reference.
             4.2 Form of Indenture dated June 28, 1995 between the Company and the First National Bank of Boston, as Trustee, was filed with the Commission as Exhibit 4.1 to EG&G's Registration
                     Statement on Form S-3, File No. 33-59675, and is herein incorporated by reference.
           *10.1 EG&G, Inc. Supplemental Executive Retirement Plan revised as of April 19, 1995 was filed as Exhibit 10.1 to EG&G's Annual
                     Report on Form 10-K for the fiscal year ended December 31, 1995, and is herein incorporated by reference.

           *10.2 EG&G, Inc. Economic Value Added Plan as amended and restated by the EG&G, Inc. Board of Directors on December 17, 1997 was filed with the Commission as Exhibit 10.2 to EG&G's
                     Annual Report on Form 10-K for the fiscal year ended
                     December 28, 1997, and is herein incorporated by reference.
            10.3     5-Year Competitive Advance and Revolving Credit Facility
                     Agreement ("5-Year Agreement", formerly referred to as the "3-Year Agreement") dated as of March 21, 1994 among EG&G,
                     Inc., the Lenders Named Herein and The Chase Manhattan Bank
                     (as successor to Chemical Bank) as Administrative Agent;
                     Amendment No. 1 to 5-Year Agreement dated as of March 15,
                     1995; and Amendment No. 2 to 5-Year Agreement dated as of
                     March 14, 1996 were filed as Exhibit 10.3 to EG&G's Annual
                     Report on Form 10-K for the fiscal year ended December 31, 1995, and are herein incorporated by reference. Amendment
                     No. 3 to 5-Year Agreement dated as of March 7, 1997 was filed as Exhibit 10.3 to EG&G's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 and is also herein incorporated by reference. Amendment No. 4 to 5-Year
                     Agreement dated as of November 20, 1998 is attached hereto as Exhibit 10.3.
            10.4 Competitive Advance and Revolving Credit Facility Agreement dated as of March 5, 1999 among EG&G, Inc., the Lenders
                     Named Herein and The Chase Manhattan Bank as Administrative
                     Agent is attached hereto as Exhibit 10.4.
           *10.5     Employment Contracts:
                     (1) Employment contract between Gregory L. Summe and EG&G dated January 8, 1998.
                     (2)  Employment contract between Murray Gross and EG&G dated
                          November 1, 1993.
                     (3) Employment contract between Angelo Castellana and EG&G dated November 1, 1993.
                     (4) Employment contract between Robert F. Friel and EG&G dated December 21, 1998.
                     (5) Employment contract between Richard F. Walsh and EG&G dated July 1, 1998.
                     (6) Employment contract between Robert A. Barrett and EG&G dated May 21, 1998.
                     (7) Employment contract between Stephen DeFalco and EG&G dated August 13, 1998.
                     (8) Employment contract between Daniel T. Heaney and EG&G dated June 1, 1995.
                     (9) Employment contract between Hansford T. Johnson and EG&G dated March 28, 1998.
                     (10) Employment contract between Deborah S. Lorenz and EG&G dated November 1, 1993.
                     (11) Employment contract between Gregory D. Perry and EG&G dated September 14, 1998.

                     Except for the name of the officer in the employment
                     contracts identified by numbers 3 through and including 11, the form of said employment contracts is identical in all
                     respects. The employment contracts identified by numbers 1 and 2 are identical to each other and are virtually
                     identical to the contracts identified by numbers 3 through
                     11 except that they provide for a longer contract term,
                     three years as opposed to one year. The employment contract between Angelo Castellana and EG&G is representative of the employment contracts of the executive officers and is
                     attached hereto as Exhibit 10.5.
           *10.6     The EG&G, INC. 1982 INCENTIVE STOCK OPTION PLAN was filed as
                     Exhibit 4(v) to EG&G's Registration Statement on Form S-8,
                     File No. 33-36082, and is herein incorporated by reference.
           *10.7     The EG&G, Inc. 1992 STOCK OPTION PLAN was filed as Exhibit
                     4(vi) to EG&G's Registration Statement on Form S-8, File No.
                     333-32059, and is herein incorporated by reference.
           *10.8     The EG&G, Inc. 1998 EMPLOYEE STOCK PURCHASE PLAN adopted by the Board of Directors on May 21, 1998 is attached hereto as
                     Exhibit 10.8.
           *10.9     Agreement and General Release between EG&G, Inc. and John F.
                     Alexander dated November 2, 1998.
            21       Subsidiaries of the Registrant.
            23       Consent of Independent Public Accountants.
            24       Power of Attorney (appears on signature page).
            27       Financial Data Schedule.

---------------
* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

     (b) REPORTS ON FORM 8-K

     A report on Form 8-K was filed with the Commission on October 23, 1998 regarding a press release issued on October 21, 1998 reporting on the Company's financial results for the third quarter of 1998.

     A report on Form 8-K was filed with the Commission on November 4, 1998 regarding the Company's announcement that it had entered into a definitive agreement to acquire Lumen Technologies, Inc., a maker of high-technology specialty light sources, for cash and assumed debt totaling approximately $250 million.

     A report on Form 8-K was filed with the Commission on November 5, 1998 regarding the Company's announcement on October 22, 1998 that it had received authorization from the Company's Board of Directors to purchase up to 5 million shares of the Company's Common Stock.

     A report on Form 8-K was filed with the Commission on December 29, 1998 regarding a press release announcing that the Company's Board of Directors had elected Gregory L. Summe to assume the position of Chief Executive Officer, effective January 1, 1999.

     A report on Form 8-K was filed with the Commission on December 30, 1998 regarding the completion of the Company's tender offer for shares of common stock of Lumen Technologies, Inc.

     (c) PROXY STATEMENT

     EG&G's 1999 Proxy Statement, in definitive form, will be filed with the Securities and Exchange Commission in Washington, D.C. pursuant to the Commission's Rule 14a-6 within 120 days after the close of the fiscal year ended January 3, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULES

To EG&G, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of EG&G, Inc. included in this Form 10-K and have issued our report thereon dated January 23, 1999 (except with respect to the matters discussed in Note 26, for which the date is March 8, 1999). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
------------------------------------------------------
Arthur Andersen LLP
Boston, Massachusetts
January 23, 1999

                                  SCHEDULE II

                          EG&G, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED JANUARY 3, 1999
                                 (IN THOUSANDS)

                                          BALANCE AT                                         BALANCE
                                         BEGINNING OF                 CHARGES/               AT END
DESCRIPTION                                  YEAR       PROVISIONS   WRITE-OFFS   OTHER      OF YEAR
-----------                              ------------   ----------   ----------   ------     -------
RESERVE FOR DOUBTFUL ACCOUNTS
Year Ended December 29, 1996...........     $4,356       $ 2,055      $ (2,217)   $   47     $ 4,241
Year Ended December 28, 1997...........     $4,241       $ 2,234      $ (1,388)   $ (295)    $ 4,792
Year Ended January 3, 1999.............     $4,792       $ 1,323      $ (1,099)   $  825(a)  $ 5,841
ACCRUED RESTRUCTURING COSTS
Year Ended December 29, 1996...........     $3,748       $    --      $ (3,748)   $   --     $    --
Year Ended December 28, 1997...........     $   --       $ 4,900      $ (1,408)   $   --     $ 3,492
Year Ended January 3, 1999.............     $3,492       $54,500      $(25,470)   $5,000(b)  $37,522

---------------
(a) Includes reserves of $1,371 related to companies acquired in 1998.

(b) Represents accrued restructuring costs of $5,000 related to a company acquired in 1998.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation by reference of our reports dated January 23, 1999 (except with respect to the matters discussed in Note 26, for which the date is March 8, 1999), included in this Form 10-K, into Registration Statements previously filed by EG&G, Inc. on, respectively, Form S-8, File No. 2-98168; Form S-8, File No. 33-36082; Form S-8, File No. 33-35379; Form S-8, File No. 33-49898; Form S-8, File No. 33-57606;
Form S-8, File No. 33-54785; Form S-8, File No. 33-62805; Form S-8, File No. 333-8811; Form S-8, File No. 333-32059; Form S-8, File No. 333-32463; Form S-3,
File No. 33-59675; Form S-8, File No. 333-50953; Form S-8, File No. 333-56921;
Form S-8, File No. 333-58517; Form S-8, File No. 333-61615; Form S-8, File No. 333-65367; Form S-8, File No. 333-69115; Form S-8, File No. 333-70977 and Form
S-3, File No. 333-71069.

/s/ ARTHUR ANDERSEN LLP
------------------------------------------------------
Arthur Andersen LLP
Boston, Massachusetts
March 30, 1999

                               POWER OF ATTORNEY

     We, the undersigned officers and directors of EG&G, Inc., hereby severally constitute Gregory L. Summe, and Murray Gross, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names, in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our name and behalf in our capacities as officers and directors to enable EG&G, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby rectifying and confirming signed by our said attorneys, and any and all amendments thereto.

     Witness our hands on the date set forth below.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   EG&G, INC.

March 30, 1999   By: /s/ GREGORY L. SUMME
                 -----------------------------------------------------
                     Gregory L. Summe
                     President and Chief Executive Officer
                     (Principal Executive Officer)

March 30, 1999   By: /s/ ROBERT F. FRIEL
                 -----------------------------------------------------
                     Robert F. Friel
                     Senior Vice President and Chief Financial Officer
                     (Principal Financial Officer)

March 30, 1999   By: /s/ GREGORY D. PERRY
                 -----------------------------------------------------
                     Gregory D. Perry
                     Corporate Controller
                     (Principal Accounting Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:


By: /s/ JOHN M. KUCHARSKI
-----------------------------------------------------
    John M. Kucharski, Director
Date: March 18, 1999

By: /s/ TAMARA J. ERICKSON
-----------------------------------------------------
    Tamara J. Erickson, Director
Date: March 18, 1999

By: /s/ JOHN B. GRAY
-----------------------------------------------------
    John B. Gray, Director
Date: March 22, 1999

By: /s/ KENT F. HANSEN
-----------------------------------------------------
    Kent F. Hansen, Director
Date: March 17, 1999

By: /s/ JOHN F. KEANE
-----------------------------------------------------
    John F. Keane, Director
Date: March 17, 1999

By: /s/ NICHOLAS A. LOPARDO
-----------------------------------------------------
    Nicholas A. Lopardo, Director
Date: March 18, 1999

By: /s/ GRETA E. MARSHALL
-----------------------------------------------------
    Greta E. Marshall, Director
Date: March 23, 1999

By: /s/ MICHAEL C. RUETTGERS
-----------------------------------------------------
    Michael C. Ruettgers, Director
Date: March 18, 1999

By: /s/ GREGORY L. SUMME
-----------------------------------------------------
    Gregory L. Summe, Director
Date: March 30, 1999

By: /s/ JOHN LARKIN THOMPSON
-----------------------------------------------------
    John Larkin Thompson, Director
Date: March 17, 1999

By: /s/ G. ROBERT TOD
-----------------------------------------------------
    G. Robert Tod, Director
Date: March 17, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           EXHIBIT NAME
-------                          ------------
 3.1     EG&G, Inc. Restated Articles of Organization as filed with the Massachusetts Secretary of the Commonwealth on February
         9, 1999.
10.3     Amendment No. 4 to 5-Year Agreement dated as of November 20,
         1998 among EG&G, Inc., the Lenders Named Herein and The
         Chase Manhattan Bank (as successor to Chemical Bank) as
         Administrative Agent.
10.4     Competitive Advance and Revolving Credit Facility Agreement
         dated as of March 5, 1999 among EG&G, Inc., the Lenders
         Named Herein and The Chase Manhattan Bank as Administrative
         Agent.
10.5     Employment Contract between Angelo Castellana and EG&G, Inc.
10.8     EG&G, Inc. 1998 Employee Stock Purchase Plan adopted by the
         Board of Directors on May 21, 1998.
10.9     Agreement and General Release between EG&G, Inc. and John F.
         Alexander dated November 2, 1998.
21       Subsidiaries of the Registrant.
27       Financial Data Schedule.