Form 10-Q
period 1999-04-04
EG&G INC
filed 1999-05-18
CIK 31791

     ------------------------------------------------------------------------

     ------------------------------------------------------------------------

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)
     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE
           SECURITIES
            EXCHANGE
             ACT OF
              1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _____

     Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                         CLASS                                          OUTSTANDING AT MAY 2, 1999
                         -----                                          --------------------------
               Common Stock, $1 par value                                       45,216,000
                                                                       (Excluding treasury shares)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EG&G, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                               APRIL 4,      MARCH 29,
                                                                 1999          1998
                                                              ----------    -----------
                                                              (IN THOUSANDS EXCEPT PER
                                                                     SHARE DATA)
Sales:
     Products...............................................   $230,406       $200,402
     Services...............................................    127,081        155,534
                                                               --------       --------
          TOTAL SALES.......................................    357,487        355,936
                                                               --------       --------
Cost of Sales:
     Products...............................................    149,014        128,256
     Services...............................................    112,136        136,504
                                                               --------       --------
          Total Cost of Sales...............................    261,150        264,760
Research and Development Expenses...........................     13,502         11,042
Selling, General and Administrative Expenses................     57,017         61,315
Restructuring Charges (Note 2)..............................         --         31,400
Gains on Dispositions (Note 3)..............................         --        (67,478)
                                                               --------       --------
OPERATING INCOME FROM CONTINUING OPERATIONS.................     25,818         54,897
Other Expense, Net (Note 4).................................     (3,976)        (1,202)
                                                               --------       --------
Income From Continuing Operations Before Income Taxes.......     21,842         53,695
Provision for Income Taxes..................................      7,755         19,212
                                                               --------       --------
NET INCOME..................................................   $ 14,087       $ 34,483
                                                               ========       ========
Earnings Per Share:
     Basic..................................................   $    .31       $    .76
     Diluted................................................   $    .31       $    .75

Cash Dividends Per Common Share.............................   $    .14       $    .14
Weighted Average Shares of Common Stock Outstanding:
     Basic..................................................     44,910         45,262
     Diluted................................................     45,704         45,766

  The accompanying unaudited notes are an integral part of these consolidated financial statements.

                          EG&G, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               APRIL 4,     JANUARY 3,
                                                                 1999          1999
                                                              ----------    ----------
                                                              (IN THOUSANDS EXCEPT PER
                                                                    SHARE DATA)
                                                              (UNAUDITED)
Current Assets:
     Cash and Cash Equivalents..............................  $  106,285    $   95,565
     Accounts Receivable (Note 5)...........................     225,768       229,955
     Inventories (Note 6)...................................     124,386       128,262
     Other Current Assets...................................     109,145       111,600
                                                              ----------    ----------
          TOTAL CURRENT ASSETS..............................     565,584       565,382
                                                              ----------    ----------
Property, Plant and Equipment:
     At Cost (Note 7).......................................     502,803       510,107
     Accumulated Depreciation and Amortization..............    (291,382)     (288,281)
                                                              ----------    ----------
Net Property, Plant and Equipment...........................     211,421       221,826
                                                              ----------    ----------
Investments.................................................      17,643        16,650
Intangible Assets (Note 8)..................................     306,998       317,713
Other Assets................................................      65,431        63,349
                                                              ----------    ----------
          TOTAL ASSETS......................................  $1,167,077    $1,184.920
                                                              ==========    ==========
Current Liabilities:
     Short-Term Debt........................................     184,124    $  157,888
     Accounts Payable.......................................      78,011        81,841
     Accrued Restructuring Costs (Note 2)...................      33,881        37,522
     Accrued Expenses (Note 9)..............................     229,696       246,847
                                                              ----------    ----------
          TOTAL CURRENT LIABILITIES.........................     525,712       524,098
                                                              ----------    ----------
Long-Term Debt..............................................     117,331       129,835
Long-Term Liabilities.......................................     123,876       131,320
Contingencies
Stockholders' Equity:
     Preferred stock -- $1 par value, authorized 1,000,000
      shares; none outstanding..............................          --            --
     Common stock -- $1 par value, authorized 100,000,000
      shares; issued 60,102,000 shares......................      60,102        60,102
     Retained earnings......................................     631,422       623,591
     Accumulated Other Comprehensive Income (Loss)(Note
      10)...................................................      (7,922)        3,729
     Cost of shares held in treasury; 15,106,000 shares at
      April 4, 1999 and 15,355,000 shares at January 3,
      1999..................................................    (283,444)     (287,755)
                                                              ----------    ----------
Total Stockholders' Equity..................................     400,158       399,667
                                                              ----------    ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $1,167,077    $1,184,920
                                                              ==========    ==========

  The accompanying unaudited notes are an integral part of these consolidated financial statements.

                          EG&G, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              APRIL 4,    MARCH 29,
                                                                1999        1998
                                                              --------    ---------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
     Net income.............................................  $ 14,087    $ 34,483
     Adjustments to reconcile net income to net cash
      provided by continuing operations:
          Noncash portion of restructuring charges..........        --       6,209
          Depreciation and amortization.....................    11,790      12,160
          Deferred taxes....................................       790      (1,907)
          Gains on dispositions and investments, net........       (53)    (67,846)
          Changes in assets and liabilities which provided
            (used) cash, excluding effects from companies
            purchased and divested:
          Accounts receivable...............................       850      (1,742)
          Inventories.......................................     1,615      (9,232)
          Accounts payable and accrued expenses.............   (13,951)     20,597
          Accrued restructuring costs.......................    (3,641)     25,191
          Prepaid expenses and other........................    (1,271)     (8,004)
                                                              --------    --------
Net Cash Provided by Continuing Operations..................    10,216       9,909
Net Cash Provided by Discontinued Operations................        --          62
                                                              --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    10,216       9,971
INVESTING ACTIVITIES:
     Capital expenditures...................................    (8,494)     (9,246)
     Proceeds from dispositions of businesses and sales of
      property, plant and equipment.........................     2,831     108,398
     Cost of acquisitions...................................    (3,843)     (9,514)
     Other..................................................      (251)      2,093
                                                              --------    --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.........    (9,757)     91,731
FINANCING ACTIVITIES:
     Increase (decrease) in commercial paper borrowings.....    25,000     (45,844)
     Decrease in other debt.................................   (11,258)       (346)
     Proceeds from issuance of common stock.................     4,334       7,537
     Purchases of common stock..............................        --     (11,446)
     Cash dividends.........................................    (6,279)     (6,351)
                                                              --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    11,797     (56,450)
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................    (1,536)       (291)
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    10,720      44,961

Cash and cash equivalents at beginning of period............    95,565      57,934
                                                              --------    --------
Cash and cash equivalents at end of period..................  $106,285    $102,895
                                                              ========    ========

  The accompanying unaudited notes are an integral part of these consolidated financial statements.

                          EG&G, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report for the year ended January 3, 1999, filed on Form 10-K with the Securities and Exchange Commission. The balance sheet amounts at January 3, 1999 in this report were extracted from the Company's audited fiscal 1998 financial statements included in the respective period's Form 10-K. The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 4, 1999 are not necessarily indicative of the results for the entire year.

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

(2) RESTRUCTURING CHARGES

     The Company developed two restructuring plans during the first and second quarters of 1998 to integrate and consolidate its businesses. These restructuring plans were points in the continuing transformation of the Company that began in 1994 and continued into 1998 with the addition of new leadership and new management, changes in the organization of the businesses and the realignment and consolidation of operations. Further details of the actions are discussed more fully in the Company's Annual Report for the year ended January 3, 1999, filed on Form 10-K with the Securities and Exchange Commission and in the Management's Discussion and Analysis section of this quarterly report filed on Form 10-Q for the quarter ended April 4, 1999.

     Approximately 375 employees of the total of 900 employees expected to be terminated as part of the two restructuring plans have been severed as of April 4, 1999. The plans are expected to be mainly implemented by the segments by mid-1999, except for the SBU consolidation, the completion of which is anticipated by the end of 1999. Cash outlays, primarily for employee separation costs, were $3.6 million in the first quarter. Pre-tax cost savings under these restructuring plans, due primarily to reduced depreciation and lower employment costs, totaled approximately $3.9 million during the first quarter of 1999, or $.05 earnings per diluted share. The Company expects to incur approximately $28.5 million of cash outlays in connection with its two restructuring plans throughout the remainder of 1999. These funds are expected to come primarily from operating cash flows or borrowings from existing credit facilities.

     The components of the restructuring charges met the criteria set forth in Emerging Issues Task Force Issue (EITF) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit

                          EG&G, INC. AND SUBSIDIARIES
an Activity (including Certain Costs Incurred in a Restructuring). The charges do not include additional costs associated with the restructuring plans, such as training, consulting, purchase of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred.

(3) GAINS ON DISPOSITIONS

     In January 1998, the Company sold its Rotron division for $103 million in cash, resulting in a pre-tax gain of $64.4 million. During the first quarter of 1998, the Company also sold a small product line for $4 million in cash, resulting in a pre-tax gain of $3.1 million. In April 1998, the Company sold its Sealol Industrial Seals division for cash of $100 million, resulting in a pre-tax gain of $58.3 million. The after-tax gain of this divestiture was $42.6 million, or $.93 diluted earnings per share. Sealol's first quarter 1998 sales were $23 million and its operating income was $2.1 million, or $.04 diluted earnings per share. The after-tax gain of these divestitures was $45.2 million, or $.99 diluted earnings per share. The Company has deferred gain recognition of approximately $16 million of sales proceeds from these divestitures pending the resolution in 1999 of certain events and contingencies related to the sales. The Company currently anticipates recognition of a portion of the deferred gains in subsequent quarters of 1999.

(4) OTHER INCOME (EXPENSE)

     Other expense, net, consisted of the following:

                                                       THREE MONTHS ENDED
                                                 -------------------------------
                                                   APRIL 4,         MARCH 29,
                                                     1999              1998
                                                 -------------    --------------
                                                         (IN THOUSANDS)
Interest income................................     $   596          $   995
Interest expense...............................      (5,549)          (2,641)
Other..........................................         977              444
                                                    -------          -------
                                                    $(3,976)         $(1,202)
                                                    =======          =======

(5) ACCOUNTS RECEIVABLE

     Accounts receivable at April 4, 1999 and January 3, 1999 included unbilled receivables of $41 million and $38 million, respectively, which were due primarily from U.S. government agencies. Accounts receivable were net of reserves for doubtful accounts of $4.2 million and $4.6 million at April 4, 1999 and January 3, 1999, respectively.

(6) INVENTORIES

     Inventories consisted of the following:

                                                     APRIL 4,    JANUARY 3,
                                                       1999         1999
                                                     --------    ----------
                                                         (IN THOUSANDS)
Finished goods.....................................  $ 32,457     $ 36,552
Work in process....................................    27,503       26,818
Raw materials......................................    64,426       64,892
                                                     --------     --------
                                                     $124,386     $128,262
                                                     ========     ========

                          EG&G, INC. AND SUBSIDIARIES

(7) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consisted of the following:

                                                     APRIL 4,    JANUARY 3,
                                                       1999         1999
                                                     --------    ----------
                                                         (IN THOUSANDS)
Land...............................................  $ 23,639     $ 23,884
Buildings and leasehold improvements...............   126,665      129,766
Machinery and equipment............................   352,499      356,457
                                                     --------     --------
                                                     $502,803     $510,107
                                                     ========     ========

(8) INTANGIBLE ASSETS

     Intangible assets consist mainly of goodwill from acquisitions accounted for using the purchase method of accounting representing the excess of cost over the fair value of the net assets of the acquired businesses. Goodwill is being amortized over periods of 10-30 years. Other identifiable intangible assets from acquisitions include patents, trademarks, trade names and developed technology. Approximately $11.8 million was allocated to trade names, trademarks and patents in connection with the Lumen acquisition and is being amortized over ten years.

     Goodwill, reported as a component of net intangible assets in the accompanying consolidated balance sheets was $290.6 million and $300.7 million at April 4, 1999 and January 3, 1999, respectively, net of related accumulated amortization.

(9) ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                     APRIL 4,    JANUARY 3,
                                                       1999         1999
                                                     --------    ----------
                                                         (IN THOUSANDS)
Payroll and incentives.............................  $ 16,169     $ 29,314
Employee benefits..................................    48,031       44,566
Federal, non-U.S. and state income taxes...........    44,431       36,211
Other accrued operating expenses...................   121,065      136,756
                                                     --------     --------
                                                     $229,696     $246,847
                                                     ========     ========

(10) COMPREHENSIVE INCOME

     Comprehensive income presented in accordance with SFAS No. 130, Reporting Comprehensive Income, consisted of the following:

                                                        THREE MONTHS ENDED
                                                       ---------------------
                                                       APRIL 4,    MARCH 29,
                                                         1999        1998
                                                       --------    ---------
                                                          (IN THOUSANDS)
Net income...........................................  $14,087      $34,483
Other comprehensive income (loss), net of tax:
Gross foreign currency translation adjustments.......  (11,641)      (3,178)
Unrealized gains (losses) on securities..............      (10)         213
                                                       -------      -------
Other comprehensive income (loss)....................  (11,651)      (2,965)
                                                       -------      -------
Comprehensive income.................................  $ 2,436      $31,518
                                                       =======      =======

                          EG&G, INC. AND SUBSIDIARIES

     The components of accumulated other comprehensive income (loss) were as follows:

                                                       APRIL 4,    JANUARY 3,
                                                         1999         1999
                                                       --------    ----------
                                                           (IN THOUSANDS)
Foreign currency translation adjustments.............  $(8,298)      $3,343
Unrealized gains on securities.......................      376          386
                                                       -------       ------
Accumulated other comprehensive income (loss)........  $(7,922)      $3,729
                                                       =======       ======

(11) INDUSTRY SEGMENT INFORMATION

     In 1998, the Company adopted SFAS No. 131, Disclosures about Segment of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. Information for prior years has been restated in order to conform to the 1998 presentation. The Company's businesses are reported as five reportable segments which reflect the Company's management and structure under the five SBUs.

     The accounting policies of the reportable segments are the same as those described in Note 1 of the Company's Annual Report for the year ended January 3, 1999, filed on Form 10-K with the Securities and Exchange Commission. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant.

     The operating segments and their principal products or service areas are:

          Life Sciences: High-performance bioanalytic and diagnostic instruments for use in hospitals, clinics and pharmaceutical and medical research facilities. The Company also sells reagents and consumables for use in connection with certain of these instruments.

          Optoelectronics: A broad variety of components that emit and detect light, including photocells, imaging systems, light sources with various types of flashtubes and laser diodes, and devices for weapons' trigger systems. Products included micromachined detectors, amorphous silicon detector panels, flashlamps, specialty lighting CCDs, X-ray tubes, detectors, photodiodes, and high-intensity specialty discharge lamps.

          Instruments: Instruments and systems for X-ray imaging, security screening, food screening, process measurement, nuclear, electro-chemical and photolithography applications. The Company also conducts lubricant and structural testing simulations for the transportation industry.

          Engineered Products: Static and dynamic sealing, bellows devices, advanced pneymatic components, systems and valves for use in the aerospace, power generation and semiconductor industries.

          Technical Services: Engineering, scientific, environmental, management and technical support services for a broad range of governmental and industrial customers.

     Unaudited sales and operating profit information by segment for the first quarter of 1999 and 1998 are shown in Item 2 of this Quarterly Report on Form 10-Q and are considered an integral part of this note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                          EG&G, INC. AND SUBSIDIARIES

                             RESULTS OF OPERATIONS

     Summarized financial information covering the Company's reportable segments is shown in the table below. The following unaudited industry segment information is presented as an aid to better understand the Company's operating results:

                                                             THREE MONTHS ENDED
                                                     -----------------------------------
                                                     APRIL 4,    MARCH 29,     INCREASE
                                                       1999        1998       (DECREASE)
                                                     --------    ---------    ----------
                                                               (IN THOUSANDS)
LIFE SCIENCES
     Sales.........................................  $ 36,855    $ 32,882      $  3,973
     Operating Profit..............................     3,979         624         3,355

OPTOELECTRONICS
     Sales.........................................  $100,476    $ 63,665      $ 36,811
     Operating Profit (Loss).......................     7,804      (7,321)       15,125

INSTRUMENTS
     Sales.........................................  $ 64,692    $ 63,240      $  1,452
     Operating Profit (Loss).......................     5,005      (3,988)        8,993

ENGINEERED PRODUCTS
     Sales.........................................  $ 41,194    $ 37,189      $  4,005
     Operating Profit (Loss).......................     4,028      (5,858)        9,886

TECHNICAL SERVICES
     Sales.........................................  $114,270    $136,294      $(22,024)
     Operating Profit..............................     6,564       5,710           854

DIVESTITURES AND OTHER
     Sales.........................................  $     --    $ 22,666      $(22,666)
     Operating Profit (Loss).......................    (1,562)     65,730       (67,292)

CONTINUING OPERATIONS
     Sales.........................................  $357,487    $355,936      $  1,551
     Operating Profit..............................    25,818      54,897       (29,079)

     In connection with the Company's continued transformation of its portfolio of companies, during the first quarter of 1998, management developed a plan to restructure certain businesses. A discussion of the businesses affected within each segment is presented in the Company's Annual Report for the year ended January 3, 1999, filed on Form 10-K with the Securities and Exchange Commission. The plan during the first quarter of 1998 resulted in pre-tax restructuring charges totaling $31.4 million which were included in operating profit for the three months ended March 29, 1998. The impact of these charges on each segment was as follows: Life Sciences-$0.7 million, Optoelectronics-$8.6 million, Instruments-$9.7 million, Engineered Products-$8.5 million, Technical Services-$0.9 million and Divestitures and Other-$3 million. Operating profit for the three months ended March 29, 1998 also included $67.5 million of gains on dispositions of businesses presented as a component of Divestitures and Other in the preceding table.

ACQUISITIONS

     Acquisitions in early 1998 included IsoLab in our Life Sciences segment and Belfab in our Engineered Products segment. In the fourth quarter of 1998, the Company acquired Lumen Technologies, Inc. (Lumen) and Life Sciences Resources, Ltd. (LSR). Lumen is primarily reported in our Optoelectronics segment with the photolithography business of Lumen reported within our Instruments segment. LSR is reported in our Life Sciences segment.

     In March 1999, the Company announced that it had entered into an agreement to acquire Perkin-Elmer's Analytical Instruments Division, a leading producer of high quality analytical testing instruments, for a purchase price of approximately $425 million. The Company plans to finance the transaction with a combination of existing cash and equivalents, borrowings under its existing credit facilities and other financing, as required. Under the current terms of the agreement, the Company will also assume a long-term pension liability of approximately $65 million. The transaction is subject to certain customary closing conditions and is expected to close late in the second quarter of 1999. Perkin-Elmer Analytical Instruments generated 1998 fiscal sales of $569 million. The Company also announced that it is exploring strategic alternatives for its Technical Services segment and has engaged Goldman Sachs to conduct the review. In 1999, the Company expects that its Technical Services segment will have sales of approximately $450 million. The Technical Services segment reported sales of $114.3 million and operating profit of $6.6 million for the first quarter of 1999.

DISCUSSION OF CONSOLIDATED RESULTS OF OPERATIONS -- 1999 COMPARED TO 1998

     Sales from continuing operations for the first quarter of 1999 were $357.5 million which increased by $1.6 million over the comparable 1998 level. The Company's contract, through its Technical Services segment, to provide support services to NASA at Florida's Kennedy Space Center (Florida contract) expired at the end of the third quarter of 1998. This contract contributed $40.2 million of sales during the first quarter of 1998. Acquisitions completed in 1998 contributed approximately $60 million of revenues during the first quarter of 1999. Excluding divestitures and the Florida contract, first quarter 1999 sales including 1998 acquisitions increased approximately 22% over the first quarter of 1998. Discussion of sales by segment during the first quarter of 1999 versus the respective 1998 period is presented in the section to follow herein.

     Operating income from continuing operations was $25.8 million in the first quarter of 1999 versus $54.9 million in the same period of 1998. The 1998 operating income included $67.5 million of gains from the divestiture of certain businesses and restructuring charges of $31.4 million. Excluding these 1998 nonrecurring items, 1999 operating income for the first quarter increased by approximately $6.7 million, or 37%, and was 7.2% of total consolidated sales for the respective quarter. This represented a 190 basis point increase for the first quarter over the comparable 1998 operating margin. Discussion of operating income by segment during the first quarter of 1999 versus 1998 is presented in the section to follow herein. Research and development expenses were $13.5 million in the first quarter of 1999, an increase of $2.5 million over comparable 1998 levels. This increase was due primarily to expenditures for Lumen and other investments across the organization, particularly Life Sciences and Instruments, to support the overall product growth and development efforts.

SEGMENT RESULTS OF OPERATIONS

     The Company's businesses are reported as five reportable segments, which reflect the Company's management methodology and structure under five Strategic Business Units (SBUs). The Company evaluates performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the first quarter of 1999 versus the same period of 1998.

Life Sciences

     Sales for the first quarter of 1999 were $36.9 million compared to $32.9 million for the first quarter of 1998, which represents a $4 million, or 12%, increase. Higher sales volumes from certain base businesses, revenues from recently developed products and $1.6 million from the Isolab acquisition were the primary reasons for the increase during the first quarter of 1999. The higher volumes during the first quarter of 1999 primarily related to the diagnostic and bioanalytical businesses.

     Reported operating profit for the first quarter of 1999 was $4 million compared to $.6 million for the first quarter of 1998, which represents a $3.4 million increase. The the first quarter of 1998 operating income included restructuring charges of $.7 million. Excluding this nonrecurring item, operating profit for the first quarter of 1999 increased approximately $2.7 million, or 208%. The increase was due primarily to the higher revenues discussed above, improved gross margins from most businesses resulting from a more favorable product mix, and lower 1999 expense levels for the first quarter of 1999 compared to the same period of 1998.

Optoelectronics

     Sales for the first quarter of 1999 were $100.5 million compared to $63.7 million for the first quarter of 1998, which represents a $36.8 million, or 58%, increase. The increase in revenues is due primarily to revenues from Lumen, (acquired in December 1998) offset by slight declines in certain base business sales volume during the first quarter of 1999 versus the first quarter of 1998. Excluding Lumen, revenues for the first quarter of 1999 decreased approximately 6% compared to the first quarter of 1998 due primarily to the Company's planned exit in late 1998 from the low-margin automotive sensors and printer circuit board assembly businesses.

     Reported operating income for the first quarter of 1999 was $7.8 million compared to a loss of $7.3 million for the first quarter of 1998. The 1998 operating income included restructuring charges of $8.6 million. Excluding this nonrecurring item, 1999 operating profit for the first quarter increased approximately $6.5 million, and was 7.2% of total segment sales for the first quarter of 1999 versus the 2.0% operating margin for the first quarter of 1998 before nonrecurring items. The 1999 increase was due primarily to higher revenues discussed above, particularly certain higher-margin Lumen products, the favorable impact of restructuring activities, including the relocation of certain production to the Far East, higher gross margins across most businesses, and a favorable product mix.

Instruments

     Sales for the first quarter of 1999 were $64.7 million compared to $63.2 million for the first quarter of 1998, which represents a $1.5 million, or 2%, increase. Volume growth in the Company's analytical instruments business during the first quarter of 1999 and the inclusion of the Lumen photolithography business offset the impact of continued declines in demand and competitive market conditions in the Company's security and automotive businesses.

     Reported operating profit for the first quarter of 1999 was $5 million compared to a loss of $4 million for the first quarter of 1998. The 1998 operating income included restructuring charges of $9.7 million. Excluding this nonrecurring item, 1999 operating income for the first quarter decreased approximately $.7 million, and was 7.7% of total segment sales for the respective period versus the 9.0% operating margin in the first quarter of 1998 before nonrecurring items. Lower sales, due to continued market softness in the security and automotive testing businesses negatively impacted the first quarter of 1999 operating income versus the first quarter of 1998. These factors offset the Company's analytical instruments operating margin improvement, the inclusion of Lumen photolithography operating income during the first quarter of 1999 and higher royalty and licensing revenue in the first quarter of 1999 compared to the first quarter of 1998.

Engineered Products

     Sales for the first quarter of 1999 were $41.2 million compared to $37.2 million for the first quarter of 1998, which represents a $4 million, or 11%, increase. The increase is due primarily to $7.2 million of revenues during the first quarter of 1999 from the Belfab acquisition which partially offset softness in the aerospace markets and the absence of revenues during the first quarter of 1999 from certain low-margin sheet metal fabrication businesses, which the Company exited in late 1998. Excluding the 1999 revenue during the first quarter from Belfab and the effect of the businesses exited, revenue was flat during the first quarter of 1999 compared to the first quarter of 1998.

     Reported operating income for the first quarter of 1999 was $4 million compared to a loss of $5.9 million for the first quarter of 1998. The 1998 operating income included restructuring charges of $8.5 million. Excluding this nonrecurring item, 1999 operating income during the first quarter increased approximately $1.4 million, and was 9.8% of total segment sales for the respective period versus the 7.1% 1998 operating margin for the first quarter before nonrecurring items. Higher gross margins driven primarily by higher 1999 sales levels during the first quarter versus the comparable 1998 period and the benefits from certain productivity and manufacturing cost programs within the segment contributed to this increase.

Technical Services

     Sales for the first quarter of 1999 were $114.3 million compared to $136.3 million for the first quarter of 1998, which represents a $22 million, or 16%, decrease. This decrease was due primarily to the loss of the Florida contract. Excluding the first quarter of 1998 sales from the Florida contract, 1999 segment sales for the first quarter increased approximately 16% due primarily to recent contract wins for government services and revenue increases in the Company's privatization sector businesses.

     Reported operating income for the first quarter of 1999 was $6.6 million compared to $5.7 million for the first quarter of 1998, which represents a $.9 million, or 16%, increase. The 1998 operating income includes $.9 of restructuring charges. Excluding this nonrecurring item, 1999 operating income for the first quarter was flat nominally, and increased to 5.7% of total segment sales for the first quarter versus the 4.8% operating margin for the first quarter of 1998 before nonrecurring items.

RESTRUCTURING CHARGES

     The Company developed two restructuring plans during the first and second quarters of 1998 to integrate and consolidate its businesses. The Company recorded restructuring charges in the first and second quarters of 1998, which are discussed separately below. These restructuring plans were points in the continuing transformation of the Company that began in 1994 and continued into 1998 with the addition of new leadership and new management, changes in the organization of the businesses and the realignment and consolidation of operations. Further details of the actions are presented below.

     In connection with the Company's continued transformation of its portfolio of companies, during the first quarter of 1998, management developed a plan to restructure certain businesses. A discussion of the businesses affected within each segment is presented below. The plan resulted in pre-tax restructuring charges totaling $31.4 million. The principal actions in the restructuring plan include close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower-cost geographic locations, disposal of underutilized assets, withdrawal from certain product lines and general cost reductions.

     The restructuring charges were broken down as follows by operating segment:

                                                                           TERMINATION OF
                                           EMPLOYEE      DISPOSAL OF      LEASES AND OTHER
                                          SEPARATION   CERTAIN PRODUCT       CONTRACTUAL
                                            COSTS      LINES AND ASSETS      OBLIGATIONS      TOTAL
                                          ----------   ----------------   -----------------   -----
                                                               ($ IN MILLIONS)
Life Sciences...........................    $  .3            $ .2               $ .2          $  .7
Optoelectronics.........................      6.7              .8                1.1            8.6
Instruments.............................      4.8             2.9                2.0            9.7
Engineered Products.....................      4.8             1.9                1.8            8.5
Technical Services......................       .3              .4                 .2             .9
Corporate and Other.....................      3.0              --                 --            3.0
                                            -----            ----               ----          -----
     Total..............................    $19.9            $6.2               $5.3          $31.4
                                            =====            ====               ====          =====
Amounts incurred through April 4,
  1999..................................    $ 8.7            $6.2               $ .9          $15.8
Ending accrual at April 4, 1999.........    $11.2            $ --               $4.4          $15.6

     The headcount reduction, by function, resulting in the Employee Separation Costs detailed above is as follows:

                                                             HEADCOUNT REDUCTION
                                                             -------------------
Sales & Marketing..........................................           38
Production.................................................          492
General & Administrative...................................           88
                                                                     ---
     Total.................................................          618
                                                                     ===

     Further details of the actions are presented below. Specific businesses within each segment which were affected by the restructuring actions are as follows: The Engineered Products business affected primarily manufactures mechanical components and systems. The Optoelectronics businesses affected produce various lighting and sensor components and systems. The Instruments restructuring relates primarily to its X-ray imaging business, which produces security screening equipment, as well as its Instruments for Research and Applied Science business, which produces particle detector equipment.

     Close-down of certain facilities: Costs have been accrued for the closing down of facilities. These costs relate to the affected businesses discussed above within the Engineered Products and Optoelectronics segments.

     Transfer of assembly activities: The Company plans to relocate certain activities, primarily in its Optoelectronics segment, to lower-cost geographic areas such as Indonesia and China. The costs included in the restructuring charges related to costs associated with exiting the previous operations. Actual costs to physically relocate are charged to operations as incurred.

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

     The restructuring charges were broken down as follows by operating segment:

                                                                          TERMINATION OF
                                          EMPLOYEE      DISPOSAL OF      LEASES AND OTHER
                                         SEPARATION   CERTAIN PRODUCT       CONTRACTUAL
                                           COSTS      LINES AND ASSETS      OBLIGATIONS      TOTAL
                                         ----------   ----------------   -----------------   -----
                                                              ($ IN MILLIONS)
Life Sciences..........................    $ 3.3            $ .2               $ .4          $ 3.9
Optoelectronics........................      1.8             5.6                4.3           11.7
Instruments............................      1.6              --                 --            1.6
Engineered Products....................      1.4              --                 --            1.4
Technical Services.....................      3.4              --                 .2            3.6
Corporate and Other....................       .8              --                 .1             .9
                                           -----            ----               ----          -----
     Total.............................    $12.3            $5.8               $5.0          $23.1
                                           =====            ====               ====          =====
Amounts incurred through April 4,
  1999.................................    $ 3.6            $5.8               $ .7          $10.1
Ending accrual at April 4, 1999........    $ 8.7            $ --               $4.3          $13.0

     The headcount reduction, by function, resulting in the Employee Separation Costs detailed above is as follows:

                                                              HEADCOUNT REDUCTION
                                                              -------------------
Sales & Marketing...........................................           44
Production..................................................          137
General & Administrative....................................          110
                                                                      ---
     Total..................................................          291
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

     The total restructuring charges in the second quarter of 1998 included $10.3 million for termination of leases and other contractual obligations. This amount included approximately $7.0 million for termination of facility leases and other lease-related costs, $1.5 million for termination of distributor arrangements and $1.8 million for various other commitments. The facility leases have remaining terms ranging from six months to five years. The amount accrued reflects the Company's best estimate of actual costs to buy out the leases in certain cases or the net cost to sublease the properties in other cases.

     Approximately 375 employees of the total of 900 employees expected to be terminated as part of the two restructuring plans have been severed as of April 4, 1999. The plans are expected to be mainly implemented by the segments by mid-1999, except for the SBU consolidation, the completion of which is expected to occur by the end of 1999. Cash outlays, primarily for employee separation costs, were $3.6 million in the first quarter. Pre-tax cost savings under these restructuring plans, due primarily to reduced depreciation and lower employment costs, totaled approximately $3.9 million during the first quarter of 1999, or $.05 earnings per diluted share. Fiscal year 2000 will reflect a full year's savings from the restructuring plans and pre-tax annual savings are anticipated to be approximately $24 million, or $.33 per diluted share. The Company expects to incur approximately $28.5 million of cash outlays in connection with its restructuring plans throughout 1999. These funds are expected to come primarily from operating cash flows or borrowings from existing credit facilities.

     The components of the restructuring charges met the criteria set forth in Emerging Issues Task Force Issue (EITF) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The charges do not include additional costs associated with the restructuring plans, such as training, consulting, purchase of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred.

DIVESTITURES AND OTHER

     In January 1998, the Company sold its Rotron business unit for proceeds of $103 million. In April 1998, the Company sold its Sealol Industrial Seals operation for proceeds of $100 million, of which $45 million was utilized for the Belfab acquisition. The Company realized gains of $125.8 million on the dispositions.

OTHER

  1999 Compared to 1998

     Other expense was $4 million for 1999 versus $1.2 million reported in 1998. This net increase of $2.8 million in other expense in 1998 was due primarily to the impact of higher interest expense on increased debt levels resulting from the Lumen acquisition. Income tax expense as a percent of pre-tax income held constant at 36% for the first quarters of 1999 and 1998.

                              FINANCIAL CONDITION

     In March 1999, two of the Company's $100 million credit facilities were renewed and increased to a $250 million credit facility that expires in March 2000. The Company has an additional revolving credit agreement for $100 million that expires in March 2002. During the first quarter of 1999, the Company did not draw down its credit facilities, which are used primarily as backup for the Company's commercial paper program. In addition to financing ongoing operations, the Company plans to utilize its commercial paper program to fund a portion of anticipated acquisitions as they occur in 1999 and beyond. Debt at April 4, 1999 consisted of $184 million of short-term debt, primarily commercial paper borrowings, and $117 million of long-term debt, primarily unsecured long-term notes.

     On December 16, 1998, Lighthouse Weston Corp. ("Lighthouse"), a wholly owned subsidiary of the Company, completed its tender offer for shares of common stock of Lumen for a purchase price of $253 million, including $75 million of assumed debt. Lighthouse acquired approximately 92.3% of Lumen's common stock pursuant to the tender offer. On January 4, 1999, Lumen became a wholly owned subsidiary of the Company, as a result of the merger of Lighthouse with and into Lumen. The acquisition of Lumen by the Company was accounted for as a purchase. The Company financed the transaction with a combination of available cash and short-term debt. Debt assumed in connection with the Lumen transaction was approximately $75 million on the date of the acquisition. The Company paid down this debt by the end of April 1999.

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

     Cash and cash equivalents increased by $10.7 million and were $106.3 million at the end of the first quarter of 1999. Net cash provided by continuing operations was $10.2 million for the three months ended April 4, 1999. This was comprised of net income before depreciation, amortization and other non-cash items of $26.6 million offset by a $16.4 million net change in certain other assets and liabilities during the 1999 quarter. The primary net changes consisted primarily of a $1.6 million decrease in inventory and a $.9 million decrease in accounts receivable offset by decreases in base operations' accounts payable and accrued expenses of $17.6 million, as well as $3.6 million of cash outlays associated with the Company's 1998 restructuring programs. The decreases in accrued expenses were attributable primarily to the Company's cash payments during the quarter for employee benefit and incentive programs. Capital expenditures were $8.5 million for the three months ended April 4, 1999. Capital expenditures for fiscal 1999 are not expected to exceed $50 million.

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

     - Factory and shop floor control

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

     PHASE 3 -- REMEDIATION PLANNING

          The purpose of this phase was to develop remediation plans for inventoried items that were identified in Phase 2 as Y2K noncompliant. Remediation plans were developed for each non-compliant item including a detailed timetable with completion milestones and target dates based on the business risk priority rating of the item. The Remediation Planning Phase also included the evaluation and development of contingency plans at the SBU and operating unit level. Each Y2K segment team is developing a contingency plan intended to mitigate potential adverse effects from the Y2K issue in the event that the remediation plan for "high" business impact items previously identified fails or is delayed beyond schedule.

     PHASE 4 -- REMEDIATION PLAN EXECUTION

          The purpose of this phase is to execute the remediation and contingency plans developed in Phase 3. Each item in the remediation plan is allotted a timeframe for completion, and percentage of completion is monitored and discussed regularly. All SBUs of the Company have targeted mid-1999 for the completion of all remediation activities.

     PHASE 5 -- FINAL TESTING

          The purpose of this phase is to perform follow-up testing of previously noncompliant items that have been corrected through the implementation of Phase 4. This phase is scheduled to commence in mid-1999 and continue until completion later in the year.

          A progress chart for the Company's Y2K program as of April 4, 1999 is set forth below. Percentages in the table reflect the Company's best estimate of progress completed to date in each risk area by phase as a percentage of the total estimated time to complete the respective phase.

                                                               REMEDIATION    REMEDIATION      FINAL
                                      INVENTORY   ASSESSMENT    PLANNING     PLAN EXECUTION   TESTING
                                      ---------   ----------   -----------   --------------   -------
Factory/plant.......................     100%        100%          100%            75%          (a)
Facilities..........................     100%        100%          100%            80%          (a)
Applications........................     100%        100%          100%            85%          (a)
Products............................     100%        100%          100%            95%          (a)
Suppliers, vendors and service
  providers.........................     100%        100%          100%              (a)        (a)
Customers...........................        (b)         (b)           (b)            (b)        (a)

---------------
     (a) Scheduled to begin in mid-1999 and continue until completion later in the year.

     (b) Planned completion late in Q2 1999 or early Q3 1999.

State of Readiness by SBU

     The Company has various worldwide operations. It has planned and continues to execute its Y2K program utilizing a Strategic Business Unit and critical and key operational unit focus. All of the SBUs have developed Y2K programs to address the critical and primary risks assessed based on each SBU's Y2K risk assessment and remediation processes. The primary areas of overall risk assessment, including material third party risk, at the Life Sciences, Optoelectronics, Engineered Products and Instruments SBUs of the Company include but are not limited to:

     - Raw materials availability and procurement

     - Factory/plant manufacturing systems

     - Continuity of heat, light, power and fuel sources for manufacturing and office functionality

     - IT for financial reporting and accounting

     - Internal and external telecommunications and network systems to support communication and business with vendors, suppliers and customers

     Year 2000 risks for the Company's Technical Services SBU include risks noted above, other than the risks associated with raw materials procurement and purchase; this is not a major area of risk for this SBU based on the nature of the business. On an SBU basis, the Life Sciences, Optoelectronics and Engineered Products SBUs are making significant progress along the various phases of the program, and the Company does not expect any significant Y2K exposures. The most significant areas of risk identified relate to two operational units within the Instruments and Technical Services SBUs. The Instruments SBU has developed an aggressive remediation plan for its Automotive business unit and expects to complete it and related contingency plans by Q3 1999. A governmental services unit of the Company's Technical Services SBU is awaiting government direction on how to proceed with remediation activities. This SBU has developed a contingency plan which will ensure safe shutdowns of the facilities to minimize operational and environmental exposures related to chemical weapons disposal operations. Further remediation for these units will be developed and implemented as necessary. A shutdown of this unit, if it occurs, is not anticipated to have a material adverse effect on the Company's consolidated results of operations or financial position.

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

     The Company has identified critical third parties and performed risk assessments using structured questionnaires and other procedures to estimate the potential monetary and operational impact to the Company. Questionnaires and surveys were sent out to approximately 6,000 key vendors and suppliers that comprise approximately 30% of the Company's vendor/supplier population. The responses received comprised approximately an 82% response rate. Approximately 92% of those who responded confirmed they were Y2K compliant. For those who were not compliant or who did not respond, the Company developed or is in the process of developing contingency plans in the event that these material third parties are noncompliant. A complete discussion of the Company's contingency plans for critical areas is discussed in this Year 2000 discussion and follows below. The Company is in the process of sending out questionnaires and surveys to approximately 1,000 key customers in Q2 1999. The Company also plans to perform on-site readiness reviews for certain key customers.

Company Products

     Although the Company has reviewed the Y2K compliance of a substantial number of its material third parties, it is currently unable to predict the final readiness of all of its material third parties. Certain of the Company's products are used in conjunction with products of other companies in applications that may be critical to the operations of its customers. Any Company product's Y2K noncompliance, whether standing alone or used in conjunction with the products of other companies, may expose the Company to claims from its customers, material third parties or others, and could impair market acceptance of the Company's products or services, increase service and warranty costs, or result in payment of damages, which in turn could materially adversely affect the results of operations and financial position of the Company. While the Company expects such material third parties to address the Y2K issue based on the representations made by such third parties to the Company, it cannot guarantee that these systems will be made Y2K compliant in a timely manner and cannot guarantee that it will not experience a material adverse effect as a result of such noncompliance.

THE COSTS TO ADDRESS THE YEAR 2000 ISSUE

     The Company has estimated costs for its Y2K program based on internal estimates and independent quotes for IT and non-IT corrective actions, products and services, as applicable, in each phase of the Company's Y2K program. The following table sets forth the estimated costs incurred by the Company through April 4, 1999 to address the Y2K issue. These amounts include the costs to lease, purchase or expense new software and equipment needed to achieve Year 2000 compliance and enhance existing systems, as well as internal costs related to this effort.

                                                                 REMEDIATION/IMPLEMENTATION
                                                                 ---------------------------
                                        HISTORICAL/PLANNING                        REPLACE/
                                       ----------------------    REMEDIATION       UPGRADE/     TOTAL AS OF
                                       INVENTORY   ASSESSMENT      PLANNING         REPAIR     APRIL 4, 1999
                                       ---------   ----------    -----------       --------    -------------
Factory/plant........................    $101         $371           $157           $1,405         $2,034
Facilities...........................      12          147             24              334            517
IT...................................      87          232            146            3,176          3,641
Products.............................      35          100             79              192            406
Suppliers/vendors....................      46           78             --               --            124
Key customers........................       1           24             --               --             25
                                         ----         ----           ----           ------         ------
          Totals.....................    $282         $952           $406           $5,107         $6,747
                                         ====         ====           ====           ======         ======

     Amounts expended for remediation activities were outside of and incremental to the Company's IT budget for ongoing operational projects. With the exception of new hardware or software that qualify for capitalization under generally accepted accounting principles, the Company expenses all costs associated with the Y2K program. Funding requirements for the Company's Y2K program activities during 1999 are estimated to be approximately $3.4 million and have been incorporated into the Company's 1999 capital and operating plans. The Company will utilize cash and equivalents and cash flows from operations to fund remaining Y2K program costs during 1999. None of the Company's other IT projects have been deferred due to its Y2K efforts.

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

     The Company believes its current products, with any applicable updates, are well prepared for Y2K date issues, and the Company plans to support these products for date issues that may arise related to the Y2K issue. However, there can be no guarantee that one or more of the Company's current products do not contain Y2K date issues that may result in material costs to the Company. The outcome of litigation, if any, resulting from the Company's products that are proven to be noncompliant for Y2K cannot be determined at this time.

     The Company could also experience a slowdown or reduction of sales if customers are adversely affected by Y2K. If the vendors of the Company's most important goods and services, or the suppliers of the Company's necessary energy, telecommunications and transportation needs, fail to provide the Company with (1) the materials and services necessary to produce, distribute and sell its products, (2) the electrical power and other utilities necessary to sustain its operations, or (3) reliable means of transporting products and supplies, such failure could result in the Company's inability to manufacture and sell its products to customers. The Company's contingency plans, when complete, will include steps to pre-order and build up raw materials and finished goods as appropriate to avoid stock-outs that would have a negative impact on the Company's ability to manufacture and sell its products.

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

                               CONTINGENCY PLANS

     The Company believes that the IT and non-IT which support its critical functions will be ready for the transition to the Year 2000. There can be no assurance, however, that similar unforeseen issues for key commercial partners (including utilities, financial services, building services and transportation services) will not cause a material adverse effect on the Company. To address these risks, and to address a risk that its own IT and non-IT will not perform as expected during the Y2K transition, the Company has begun to develop appropriate Y2K contingency plans. These plans will be established and revised as necessary during the course of 1999. During the second quarter of 1999, on-site readiness reviews will be conducted by the Company at its most critical vendor and supplier locations. For the Company's material, key and sole source vendors/suppliers who cannot be classified or certified as Y2K compliant, contingency plans include, but are not limited to: (i) replacing the vendor/supplier with one that is Y2K compliant, (ii) pre-ordering raw material where applicable, (iii) pre-building product or products, or (iv) pre-shipping product where practicable. These contingency plans are expected to be finalized during the third quarter of 1999. The Company believes that its contingency plans are sufficient to address any material business disruption in a reasonable period of time to minimize the effects of an adverse impact to the operations of the Company. If the contingency plans fail, or if the Company is for some unforeseen reason "not ready" for the Y2K issue at a key level of the operations of the business or a contingency plan cannot be implemented in a timely manner, the Company will rely on alternative means of communications, alternative power generation sources for the manufacture of key products, and other manual or backup systems and processes on an interim basis until the Y2K issues can be corrected.

EURO CONVERSION

     On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the new common legal currency, the "euro", which was adopted on that date. There is a transition period between January 1, 1999 and January 1, 2002, during which the euro will be adopted into the operations. During 1998, the Company formed a cross-functional task force to assess the potential impact to the Company that may result from the euro conversion. Areas of assessment include the following: cross-border price transparencies and the resulting competitive impact; adaptation of information technology and other system requirements to accommodate euro transactions; the impact on currency exchange rate risk; the impact on existing contracts; and taxation and accounting. The Company's assessment is that the anticipated impact of the euro conversion on the Company's operations will not be material.

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

     This Quarterly Report contains "forward-looking statements." For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of EG&G to differ materially from those indicated by these forward-looking statements. These factors include, without limitation, those set forth in "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information and Factors Affecting Future Performance" of the Company's Annual Report on Form 10-K as of January 3, 1999, which are expressly incorporated by reference herein.

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

     The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various forward contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currencies hedged are the Finnish marka, Singapore dollar, Canadian dollar, British pound, German mark, French franc and Japanese yen. In those currencies where there is a liquid, cost-effective forward market, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated transaction exposure for periods not to exceed one year. The gains and losses on these contracts offset changes in the value of the related exposure.

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

                          PART II.  OTHER INFORMATION

                          EG&G, INC. AND SUBSIDIARIES

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

     (a) The Company's annual meeting of stockholders was held on April 27, 1999.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors. All of such nominees were elected for terms of one year each, and the number of Directors was fixed at ten.

     (c) The Stockholders voted 31,917,754 shares for and 2,150,461 shares against, with 176,713 shares abstaining and 4,035,793 shares not voting, on a proposal to approve the EG&G, Inc. 1998 employee stock purchase plan.

     (d) The Stockholders voted 23,216,691 shares for and 10,713,431 shares against, with 214,804 shares abstaining and 4,035,795 shares not voting, on a proposal to approve the EG&G, Inc. 1999 incentive plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits incorporated by reference from Part 1 herein.

        Exhibit 27 -- Financial data schedule (submitted in electronic format only)

        Exhibit 99 -- Pages 33 through 35 of the Company's Annual Report on Form 10-K for the year ended January 3, 1999 as filed with the SEC (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).

     (b) Reports on Form 8-K

        A report on Form 8-K was filed with the Securities and Exchange Commission on January 25, 1999 regarding the filing of certain cautionary statements and the appointment of Robert F. Friel as Senior Vice President and Chief Financial Officer.

        A report on Form 8-K was filed with the Securities and Exchange Commission on March 5, 1999 regarding a press release issued on January 26, 1999 reporting on the Company's financial results for the fourth quarter of 1998.

        A report on Form 8-K was filed with the Securities and Exchange Commission on March 15, 1999 regarding the Company's announcement that it plans to acquire Perkin-Elmer's Analytical Instruments Division. The Company also announced that it will explore strategic alternatives for its Technical Services business unit.

        Reports on Form 8-K/A were filed with the Securities and Exchange Commission on February 26, March 10, and March 30, 1999 to amend and restate item 7 of the report on Form 8-K filed on December 30, 1998 with the Securities and Exchange Commission regarding the completion of the Company's tender offer for shares of common stock of Lumen Technologies, Inc.

                          EG&G, INC. AND SUBSIDIARIES

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EG&G, Inc.

                                            By:     /s/ ROBERT F. FRIEL
                                              ----------------------------------
                                                       ROBERT F. FRIEL
                                                  SENIOR VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL OFFICER)

Date May 18, 1999