Form 10-Q/A
period 1999-04-04
EG&G INC
filed 1999-05-24
CIK 31791

 ===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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
                                                 (Excluding treasury shares)

================================================================================

     This Amendment No. 1 on Form 10-Q/A amends and restates Item 1 and Item 2 in their entirety of the Quarterly Report on Form 10-Q filed by EG&G, Inc., a Massachusetts corporation (the "Company"), with the Securities and Exchange Commission on May 18, 1999.

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

OTHER

  1999 Compared to 1998

     Other expense was $4 million for 1999 versus $1.2 million reported in 1998. This net increase of $2.8 million in other expense in 1999 was due primarily to the impact of higher interest expense on increased debt levels resulting from the Lumen acquisition. Income tax expense as a percent of pre-tax income held constant at 36% for the first quarters of 1999 and 1998.

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

     Cash and cash equivalents increased by $10.7 million and were $106.3 million at the end of the first quarter of 1999. Net cash provided by continuing operations was $10.2 million for the three months ended April 4, 1999. This was comprised of net income before depreciation, amortization and other non-cash items of $30.6 million offset by a $20.4 million net change in certain other assets and liabilities during the 1999 quarter. The primary net changes consisted primarily of a $1.6 million decrease in inventory and a $.9 million decrease in accounts receivable offset by decreases in base operations' accounts payable and accrued expenses of $14 million, as well as $3.6 million of cash outlays associated with the Company's 1998 restructuring programs. The decreases in accrued expenses were attributable primarily to the Company's cash payments during the quarter for employee benefit and incentive programs. Capital expenditures were $8.5 million for the three months ended April 4, 1999. Capital expenditures for fiscal 1999 are not expected to exceed $50 million.

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

Date May 24, 1999