Form 10-Q/A
period 1999-04-04
EG&G INC
filed 1999-05-26
CIK 31791

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 2
                                       ON

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

                         PART I.  FINANCIAL INFORMATION

This Amendment No. 2 on Form 10-Q/A amends and restates Item 1 and Item 2 in their entirety of the Quarterly Report on Form 10-Q filed by EG&G, Inc., a Massachusetts corporation (the "Company"), with the Securities and Exchange Commission on May 18, 1999.

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

                          EG&G, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              APRIL 4,    MARCH 29,
                                                                1999        1998
                                                              --------    ---------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
     Net income.............................................  $ 14,087    $ 34,483
     Adjustments to reconcile net income to net cash
      provided by continuing operations:
          Noncash portion of restructuring charges..........        --       6,209
          Depreciation and amortization.....................    15,813      12,160
          Deferred taxes....................................       790      (1,907)
          Gains on dispositions and investments, net........       (53)    (67,846)
          Changes in assets and liabilities which provided
            (used) cash, excluding effects from companies
            purchased and divested:
          Accounts receivable...............................       850      (1,742)
          Inventories.......................................     1,615      (9,232)
          Accounts payable and accrued expenses.............   (13,951)     20,597
          Accrued restructuring costs.......................    (3,641)     25,191
          Prepaid expenses and other........................    (5,294)     (8,004)
                                                              --------    --------
Net Cash Provided by Continuing Operations..................    10,216       9,909
Net Cash Provided by Discontinued Operations................        --          62
                                                              --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    10,216       9,971
INVESTING ACTIVITIES:
     Capital expenditures...................................    (8,494)     (9,246)
     Proceeds from dispositions of businesses and sales of
      property, plant and equipment.........................     2,831     108,398
     Cost of acquisitions...................................    (3,843)     (9,514)
     Other..................................................      (251)      2,093
                                                              --------    --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.........    (9,757)     91,731
FINANCING ACTIVITIES:
     Increase (decrease) in commercial paper borrowings.....    25,000     (45,844)
     Decrease in other debt.................................   (11,258)       (346)
     Proceeds from issuance of common stock.................     4,334       7,537
     Purchases of common stock..............................        --     (11,446)
     Cash dividends.........................................    (6,279)     (6,351)
                                                              --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    11,797     (56,450)
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................    (1,536)       (291)
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    10,720      44,961

Cash and cash equivalents at beginning of period............    95,565      57,934
                                                              --------    --------
Cash and cash equivalents at end of period..................  $106,285    $102,895
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

Date May 26, 1999