Form 10-Q
period 1999-07-04
EG&G INC
filed 1999-08-11
CIK 31791

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ____

     Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS                              OUTSTANDING AT AUGUST 2, 1999
                    -----                              -----------------------------
         Common Stock, $1 par value                             45,854,647
                                                        (Excluding treasury shares)

================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EG&G, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                  (UNAUDITED)

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   --------------------    --------------------
                                                   JULY 4,     JUNE 28,    JULY 4,     JUNE 28,
                                                     1999        1998        1999        1998
                                                   --------    --------    --------    --------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Sales:
     Products....................................  $291,748    $192,353    $522,154    $392,755
     Services....................................    12,510      17,071      25,321      36,311
                                                   --------    --------    --------    --------
          Total Sales............................   304,258     209,424     547,475     429,066
                                                   --------    --------    --------    --------
Cost of Sales:
     Products....................................   187,491     121,478     336,654     249,734
     Services....................................    10,410      15,102      21,948      31,093
     Revaluation of Acquired Inventory
       (Note 2)..................................     2,464          --       2,464          --
                                                   --------    --------    --------    --------
          Total Cost of Sales....................   200,365     136,580     361,066     280,827
Research and Development Expenses................    16,264      10,941      29,661      21,983
Selling, General and Administrative Expenses.....    71,167      53,314     123,258     108,247
In-Process Research and Development Charge
  (Note 2).......................................    23,000          --      23,000          --
Restructuring Charges (Note 3)...................        --      19,527          --      50,027
Asset Impairment Charge..........................        --       7,400          --       7,400
Gains on Dispositions (Note 4)...................    (8,478)    (58,344)     (8,478)   (125,822)
                                                   --------    --------    --------    --------
OPERATING INCOME FROM CONTINUING OPERATIONS......     1,940      40,006      18,968      86,404
Other Expense, Net (Note 5)......................    (6,197)     (1,093)    (10,829)     (3,007)
                                                   --------    --------    --------    --------
Income (Loss) From Continuing Operations Before
  Income Taxes...................................    (4,257)     38,913       8,139      83,397
Provision (Benefit) for Income Taxes.............    (1,532)     11,160       2,822      27,056
                                                   --------    --------    --------    --------
Income (Loss) From Continuing Operations.........    (2,725)     27,753       5,317      56,341
Income From Discontinued Operations, Net of
  Income Taxes (Note 14).........................     6,342       3,861      12,387       9,756
                                                   --------    --------    --------    --------
NET INCOME.......................................  $  3,617    $ 31,614    $ 17,704    $ 66,097
                                                   ========    ========    ========    ========
Basic Earnings (Loss) Per Share:
     CONTINUING OPERATIONS.......................  $   (.06)   $    .61    $    .12    $   1.24
     Discontinued Operations.....................       .14         .08         .27         .21
                                                   --------    --------    --------    --------
     NET INCOME..................................  $    .08    $    .69    $    .39    $   1.45
                                                   ========    ========    ========    ========
Diluted Earnings (Loss) Per Share:
     CONTINUING OPERATIONS.......................  $   (.06)   $    .60    $    .12    $   1.22
     Discontinued Operations.....................       .14         .08         .27         .21
                                                   --------    --------    --------    --------
     NET INCOME..................................  $    .08    $    .68    $    .39    $   1.43
                                                   ========    ========    ========    ========

Cash Dividends Per Common Share..................  $    .14    $    .14    $    .28    $    .28
Weighted Average Shares of Common Stock
  Outstanding:
     Basic.......................................    45,275      45,682      45,092      45,472
     Diluted.....................................    46,298      46,446      45,958      46,110

  The accompanying unaudited notes are an integral part of these consolidated financial statements.

                          EG&G, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                JULY 4,     JANUARY 3,
                                                                 1999          1999
                                                              -----------   ----------
                                                              (UNAUDITED)
                                                              (IN THOUSANDS EXCEPT PER
                                                                    SHARE DATA)
Current Assets:
     Cash and Cash Equivalents..............................  $   58,459    $   95,565
     Accounts Receivable (Note 6)...........................     304,590       170,171
     Inventories (Note 7)...................................     198,673       123,568
     Other Current Assets...................................     142,485       110,954
     Net Assets of Discontinued Operations (Note 14)........      13,579        23,370
                                                              ----------    ----------
          TOTAL CURRENT ASSETS..............................     717,786       523,628
                                                              ----------    ----------
Property, Plant and Equipment:
     At Cost (Note 8).......................................     490,871       491,647
     Accumulated Depreciation and Amortization..............    (257,357)     (272,967)
                                                              ----------    ----------
Net Property, Plant and Equipment...........................     233,514       218,680
                                                              ----------    ----------
Investments.................................................      15,194        13,506
Intangible Assets (Note 9)..................................     615,240       317,611
Other Assets................................................      70,776        63,210
                                                              ----------    ----------
          TOTAL ASSETS......................................  $1,652,510    $1,136,635
                                                              ==========    ==========
Current Liabilities:
     Short-Term Debt (Note 10)..............................  $  530,903    $  157,888
     Accounts Payable.......................................     135,070        73,420
     Accrued Restructuring Costs (Note 3)...................      52,414        34,569
     Accrued Expenses (Note 11).............................     246,406       217,000
                                                              ----------    ----------
          TOTAL CURRENT LIABILITIES.........................     964,793       482,877
                                                              ----------    ----------
Long-Term Debt..............................................     114,988       129,835
Long-Term Liabilities.......................................     170,357       124,256
Contingencies
Stockholders' Equity:
     Preferred stock -- $1 par value, authorized 1,000,000
      shares; none outstanding..............................          --            --
     Common stock -- $1 par value, authorized 100,000,000
      shares; issued 60,102,000 shares......................      60,102        60,102
     Retained earnings......................................     627,615       623,591
     Accumulated Other Comprehensive Income (Loss) (Note
      12)...................................................     (13,711)        3,729
     Cost of shares held in treasury; 14,476,000 shares at
      July 4, 1999 and 15,355,000 shares at January 3,
      1999..................................................    (271,634)     (287,755)
                                                              ----------    ----------
Total Stockholders' Equity..................................     402,372       399,667
                                                              ----------    ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $1,652,510    $1,136,635
                                                              ==========    ==========

  The accompanying unaudited notes are an integral part of these consolidated financial statements.

                          EG&G, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                               JULY 4,    JUNE 28,
                                                                1999        1998
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
     Net income.............................................  $  17,704   $  66,097
     Deduct net income from discontinued operations.........    (12,387)     (9,756)
                                                              ---------   ---------
     Income from continuing operations......................      5,317      56,341
     Adjustments to reconcile income from continuing
      operations to net cash provided by continuing
      operations:
          Revaluation of acquired inventory.................      2,464          --
          In-process research and development charge........     23,000          --
          Noncash portion of restructuring charges..........         --      11,620
          Asset impairment charge...........................         --       7,400
          Depreciation and amortization.....................     29,720      22,434
          Deferred taxes....................................        806      (1,818)
          Gains on dispositions and investments, net........    (11,386)   (126,184)
          Changes in assets and liabilities which provided
           (used) cash, excluding effects from companies
           purchased and divested:
          Accounts receivable...............................    (13,859)     12,023
          Inventories.......................................      6,813      (6,055)
          Accounts payable and accrued expenses.............      1,042       2,784
          Accrued restructuring costs.......................     (8,555)     33,282
          Prepaid expenses and other........................    (18,969)    (12,224)
                                                              ---------   ---------
Net Cash Provided by (Used in) Continuing Operations........     16,393        (397)
Net Cash Provided by Discontinued Operations................     22,168      36,695
                                                              ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     38,561      36,298
                                                              ---------   ---------
INVESTING ACTIVITIES:
     Capital expenditures...................................    (15,309)    (17,506)
     Proceeds from dispositions of businesses and sales of
      property, plant and equipment.........................     26,966     204,998
     Cost of acquisitions...................................   (295,685)    (54,647)
     Other..................................................     (1,071)        409
                                                              ---------   ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.........   (285,099)    133,254
                                                              ---------   ---------
FINANCING ACTIVITIES:
     Increase (decrease) in commercial paper borrowings.....    126,000     (45,844)
     Increase (decrease) in other debt......................     82,266        (309)
     Proceeds from issuance of common stock.................     15,230      20,910
     Purchases of common stock..............................       (185)    (11,446)
     Cash dividends.........................................    (12,604)    (12,714)
                                                              ---------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    210,707     (49,403)
                                                              ---------   ---------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................     (1,275)       (510)
                                                              ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (37,106)    119,639
Cash and cash equivalents at beginning of period............     95,565      57,934
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $  58,459   $ 177,573
                                                              =========   =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
One-year secured 5% promissory notes issued to The
  Perkin-Elmer Corporation in connection with the
  acquisition of the Analytical Instruments Division (Note
  2)........................................................  $ 150,000   $      --

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

     On July 19, 1999, the Company announced that it had entered into a definitive agreement to divest its Technical Services segment (government services business) to the Carlyle Group for approximately $250 million cash. The transaction is subject to customary closing conditions and is expected to close late in the third quarter of 1999. The results of operations of the Technical Services segment have been classified as discontinued operations and, accordingly, prior periods have been restated.

     These statements should be read in conjunction with the Company's Annual Report for the year ended January 3, 1999, filed on Form 10-K with the Securities and Exchange Commission. The balance sheet amounts at January 3, 1999 in this report were extracted from the Company's audited 1998 financial statements included in the respective period's Form 10-K. Certain prior period amounts have been reclassified to conform to the current-year presentation for discontinued operations. The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the six months ended July 4, 1999 are not necessarily indicative of the results for the entire year.

     The Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133, in July 1999. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the effect that adoption of SFAS No. 133 will have or when the provisions of the statement will be adopted. However, the Company currently expects that, due to its relatively limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or financial position.

(2) ACQUISITIONS

     On December 16, 1998, the Company acquired substantially all of the outstanding common stock and options of Lumen Technologies, Inc. (Lumen), a maker of high-technology specialty light sources. The purchase price of approximately $253 million, which included $75 million of assumed debt, was funded with existing cash and commercial paper borrowings. The acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16 (APB No. 16). Further details and disclosures are discussed more fully in the Company's Annual Report for the year ended January 3, 1999, filed on Form 10-K with the Securities and Exchange Commission. Lumen is primarily reported in our Optoelectronics segment with the photolithography business of Lumen reported within our Instruments segment. The Company acquired Life Sciences Resources, Ltd. (LSR) in the fourth quarter of 1998. Acquisitions in early 1998 included Isolab in our Life Sciences segment and Belfab in our Engineered Products segment.

                          EG&G, INC. AND SUBSIDIARIES

     On May 28, 1999, the Company completed its acquisition of the Analytical Instruments Division of The Perkin-Elmer Corporation ("Perkin-Elmer") for an aggregate purchase price of approximately $425 million. In addition, under the terms of the Purchase Agreement, the Company will assume a long-term German pension liability of approximately $65 million. This German pension liability was historically funded on a pay-as-you-go basis, and the funding going-forward is expected to remain consistent. The acquisition was accounted for as a purchase under APB No. 16. In accordance with APB No. 16, the Company allocated the purchase price of Perkin-Elmer based on the fair values of the net assets acquired and liabilities assumed. The purchase price is subject to a post-closing adjustment equal to the amount by which the net assets of the Division as of the closing date are greater or less than, as the case may be, certain target amounts set forth in the Purchase Agreement dated March 8, 1999 between the Company and PE Corp. (the "Purchase Agreement"). The acquired Perkin-Elmer business produces high-quality analytical testing instruments and consumables, and generated 1998 fiscal year sales of $569 million. The acquired Perkin-Elmer business will be reported in the Company's Instruments segment.

     The Company funded the acquisition through a combination of (i) $75 million of available cash, (ii) $100 million of commercial paper borrowings with a weighted-average interest rate of 5.2% per annum and maturities of 60 days or less, (iii) aggregate principal amount of $100 million of money market loans with Chase Securities, Inc., with a weighted-average interest rate of 5.2% per annum and current maturities ranging from August 27, 1999 to September 6, 1999, and (iv) one-year secured promissory notes in the aggregate principal amount of $150 million issued by the Company to PE Corp. (the seller), which bear interest at a rate of 5% per annum.

     Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing proven valuation procedures and techniques. These intangible assets include approximately $23 million for acquired in-process research and development (in-process R&D) for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed in the second quarter of 1999. Other acquired intangibles totaling $172.9 million included the fair value of trade names, trademarks, patents and developed technology. These intangibles are being amortized over their respective estimated useful lives ranging from 10-40 years. Goodwill resulting from the acquisition is being amortized over 40 years. Approximately $36 million has been recorded as accrued restructuring charges in connection with the acquisition. The restructuring plans include initiatives to integrate the operations of the Company and Perkin-Elmer, and reduce overhead. The primary components of these plans relate to: (a) employee termination benefits and related costs for approximately 15% to 20% of the acquired workforce of approximately 3,000 employees; to date, the Company has announced plans to reduce the workforce by 350 individuals, (b) consolidation or shutdown of certain operational facilities worldwide, and (c) the termination of certain leases and other contractual obligations. Management is in the process of finalizing its restructuring plans and, accordingly, the amounts recorded are based on management's current estimates of those costs. The Company will finalize these plans during 1999, and the majority of the restructuring actions are expected to occur by 1999-2000.

                          EG&G, INC. AND SUBSIDIARIES

     The components of the purchase price and preliminary allocation are as follows:

(In thousands)
  CONSIDERATION AND ACQUISITION COSTS:
  Cash paid.................................................  $ 275,000
  Seller note...............................................    150,000
  Germany pension liability assumed.........................     65,000
  Acquisition costs.........................................     10,000
                                                              ---------
                                                              $ 500,000
                                                              =========
  PRELIMINARY ALLOCATION OF PURCHASE PRICE:
  Current assets............................................  $ 253,294
  Property, plant and equipment.............................     41,258
  Acquired intangibles......................................    172,900
  In-process R&D............................................     23,000
  Goodwill..................................................    177,218
  Liabilities assumed and other.............................   (167,670)
                                                              ---------
                                                              $ 500,000
                                                              =========

     As indicated earlier, some allocations are based on studies and valuations which are currently being finalized. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein.

     Unaudited pro forma operating results from the Company, assuming the acquisitions of Lumen and Perkin-Elmer occurred on December 29, 1997, are as follows:

                                                      SIX MONTHS ENDED
                                                   ----------------------
                                                   JULY 4,       JUNE 28,
                                                     1999          1998
                 (In thousands)                    --------      --------
  Sales..........................................  $762,309      $807,709
  Net income.....................................    17,448        51,688
  Basic earnings per share.......................       .39          1.14
  Diluted earnings per share.....................       .38          1.12

     The pro forma amounts in the table above exclude the Perkin-Elmer $23 million and $2.3 million Lumen acquired in-process R&D charges. Pro forma amounts for the other 1998 acquisitions are not included as their effect is not material to the Company's consolidated financial statements.

(3) RESTRUCTURING CHARGES

     The Company developed two restructuring plans during the first and second quarters of 1998 to integrate and consolidate its businesses. These restructuring plans were points in the continuing transformation of the Company that began in 1994 and continued into 1998 with the addition of new leadership and new management, changes in the organization of the businesses and the realignment and consolidation of operations. Further details of the actions are discussed more fully in the Company's Annual Report for the year ended January 3, 1999, filed on Form 10-K with the Securities and Exchange Commission and in the Management's Discussion and Analysis section of this quarterly report filed on Form 10-Q for the quarter and six months ended July 4, 1999.

     Approximately 397 employees of the total of 900 employees expected to be terminated as part of the two restructuring plans have been severed as of July 4, 1999. The plans are expected to be mainly implemented by the segments by the end of the third quarter of 1999, except for the SBU consolidation, the completion of which is anticipated by the end of 1999. Pre-tax cost savings under these restructuring plans, due primarily to

                          EG&G, INC. AND SUBSIDIARIES
reduced depreciation and lower employment costs, totaled approximately $4.3 million during the second quarter of 1999, or $.06 earnings per diluted share. Pre-tax costs savings under these restructuring plans totaled approximately $6.4 million for the six months ended July 4, 1999, or $.09 per diluted share. The Company expects to incur approximately $23 million of cash outlays in connection with its two restructuring plans throughout the remainder of 1999. These funds are expected to come primarily from operating cash flows or borrowings from existing credit facilities.

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

     The following table summarizes restructuring activity for the first and second quarter 1998 restructuring plans through July 4, 1999 ($ in millions):

Accrued restructuring costs at beginning of year............  $32.2
Charges/write-offs..........................................   (9.4)
                                                              -----
Accrued restructuring costs at July 4, 1999.................  $22.8
                                                              =====

     The following table summarizes restructuring activity related to the December, 1998 Lumen acquisition ($ in millions):

Accrued restructuring costs at beginning of year............  $ 5.0
Charges/write-offs..........................................    (.3)
                                                              -----
Accrued restructuring costs at July 4, 1999.................  $ 4.7
                                                              =====

(4) GAINS ON DISPOSITIONS

     In January 1998, the Company sold its Rotron division for $103 million in cash, resulting in a pre-tax gain of $64.4 million. During the first quarter of 1998, the Company also sold a small product line for $4 million in cash, resulting in a pre-tax gain of $3.1 million. The after-tax gains of these divestitures was $45.2 million, or $.99 per diluted share. In April 1998, the Company sold its Sealol Industrial Seals division for cash of $100 million, resulting in a pre-tax gain of $58.3 million. The after-tax gain of this divestiture was $42.6 million, or $.93 diluted earnings per share. Sealol's 1998 sales prior to the disposition were $23 million and its operating income was $2.1 million, or $.04 diluted earnings per share. During the second quarter of 1999, the Company recognized approximately $4.2 million before taxes of the previously deferred sales proceeds as a result of the resolution of certain events and contingencies. The Company currently anticipates recognition of the remainder of the $12 million of deferred gains related to the Sealol and Rotron divestitures during the remainder of 1999 assuming the Company continues to favorably resolve the remaining contingencies associated with these divestitures.

     During the second quarter of 1999, the Company sold its Structural Kinematics business for $15 million cash. The pre-tax gain was $4.3 million, or $.06 per diluted share. The net operating results of the divested business for the six months ended July 4, 1999 were not significant. Additionally, as a result of the Company's continuing evaluation of its Instruments Segment businesses, the Company undertook certain repositioning actions during the quarter, including exiting selected product lines and activities, rebalancing its customer mix in certain businesses and other related activities. These actions resulted in second quarter pre-tax charges of approximately $3.4 million, primarily recorded in cost of sales.

                          EG&G, INC. AND SUBSIDIARIES

(5) OTHER EXPENSE

     Other expense, net, consisted of the following:

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                       -------------------    --------------------
                                       JULY 4,    JUNE 28,    JULY 4,     JUNE 28,
                                        1999        1998        1999        1998
                                       -------    --------    --------    --------
                                                     (IN THOUSANDS)
Interest income......................  $ 1,230    $ 2,158     $  1,826    $ 3,153
Interest expense.....................   (6,292)    (2,449)     (11,841)    (5,090)
Other................................   (1,135)      (802)        (814)    (1,070)
                                       -------    -------     --------    -------
                                       $(6,197)   $(1,093)    $(10,829)   $(3,007)
                                       =======    =======     ========    =======

(6) ACCOUNTS RECEIVABLE

     Accounts receivable were net of reserves for doubtful accounts of $12.5 million and $4.4 million at July 4, 1999 and January 3, 1999, respectively. The increase in 1999 is primarily due to the acquisition of Perkin-Elmer discussed in Note 2.

(7) INVENTORIES

     Inventories consisted of the following:

                                                      JULY 4,     JANUARY 3,
                                                        1999         1999
                                                      --------    ----------
                                                          (IN THOUSANDS)
Finished goods......................................  $ 85,363     $ 34,940
Work in process.....................................    29,508       22,347
Raw materials.......................................    83,802       66,281
                                                      --------     --------
                                                      $198,673     $123,568
                                                      ========     ========

(8) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consisted of the following:

                                                      JULY 4,     JANUARY 3,
                                                        1999         1999
                                                      --------    ----------
                                                          (IN THOUSANDS)
Land................................................  $ 28,992     $ 23,879
Buildings and leasehold improvements................   125,046      128,706
Machinery and equipment.............................   336,833      339,062
                                                      --------     --------
                                                      $490,871     $491,647
                                                      ========     ========

(9) INTANGIBLE ASSETS

     Intangible assets consist mainly of goodwill from acquisitions accounted for using the purchase method of accounting representing the excess of cost over the fair value of the net assets of the acquired businesses. Goodwill from acquisitions is being amortized over periods of 10-40 years. Other identifiable intangible assets from acquisitions include patents, trademarks, trade names and developed technology and are being amortized over periods of 10-40 years.

     Goodwill, net of accumulated amortization, was $515 million and $301 million at July 4, 1999 and January 3, 1999, respectively.

                          EG&G, INC. AND SUBSIDIARIES

(10) SHORT-TERM DEBT

     Short-term debt at July 4, 1999 consisted primarily of commercial paper borrowings of $276 million, secured promissory notes of $150 million issued to Perkin-Elmer (See Note 2) and money market loans of $100 million.

(11) ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                        JULY 4,    JANUARY 3,
                                                          1999        1999
                                                        --------   ----------
                                                           (IN THOUSANDS)
Payroll and incentives................................  $ 28,288    $ 22,463
Employee benefits.....................................    38,861      31,171
Federal, non-U.S. and state income taxes..............    31,168      36,211
Other accrued operating expenses......................   148,089     127,155
                                                        --------    --------
                                                        $246,406    $217,000
                                                        ========    ========

(12) COMPREHENSIVE INCOME

     Comprehensive income presented in accordance with SFAS No. 130, Reporting Comprehensive Income, consisted of the following:

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                       -------------------    --------------------
                                       JULY 4,    JUNE 28,    JULY 4,     JUNE 28,
                                        1999        1998        1999        1998
                                       -------    --------    --------    --------
                                                     (IN THOUSANDS)
Net income...........................  $ 3,617    $31,614     $ 17,704    $66,097
                                       -------    -------     --------    -------
Other comprehensive income (loss),
  net of tax:
Gross foreign currency translation
  adjustments........................   (6,054)      (485)     (17,695)    (3,663)
Reclassification adjustment for
  translation losses realized upon
  sale of Sealed Industrial Seals....       --      3,115           --      3,115
Unrealized gains (losses) on
  securities.........................      265       (451)         255       (238)
                                       -------    -------     --------    -------
Other comprehensive income (loss)....   (5,789)     2,179      (17,440)      (786)
                                       -------    -------     --------    -------
Comprehensive income.................  $(2,172)   $33,793     $    264    $65,311
                                       =======    =======     ========    =======

     The components of accumulated other comprehensive income (loss) were as follows:

                                                       JULY 4,     JANUARY 3,
                                                         1999         1999
                                                       --------    ----------
                                                           (IN THOUSANDS)
Foreign currency translation adjustments.............  $(14,352)     $3,343
Unrealized gains on securities.......................       641         386
                                                       --------      ------
Accumulated other comprehensive income (loss)........  $(13,711)     $3,729
                                                       ========      ======

(13) INDUSTRY SEGMENT INFORMATION

     The Company's continuing businesses are reported as four reportable segments which reflect the Company's management and structure under its four strategic business units (SBUs). The Company's

                          EG&G, INC. AND SUBSIDIARIES

Technical Services segment has been classified as discontinued operations due to the pending divestiture as discussed in Note 1.

     The accounting policies of the reportable segments are the same as those described in Note 1 of the Company's Annual Report for the year ended January 3, 1999, filed on Form 10-K with the Securities and Exchange Commission. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant.

     The segments and their principal products or service areas are:

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

     Instruments: Instruments and systems for X-ray imaging, security screening, food screening, process measurement, nuclear, electro-chemical and photolithography applications. The Company also conducts lubricant testing simulations for the transportation industry.

     Engineered Products: Static and dynamic sealing, bellows devices, advanced pneumatic components, systems and valves for use in the aerospace, power generation and semiconductor industries.

     Unaudited sales and operating profit information by segment for the second quarters and first six months of 1999 and 1998 are shown in Item 2 of this Quarterly Report on Form 10-Q and are considered an integral part of this note.

(14) SUBSEQUENT EVENT

     On July 19, 1999, the Company announced that it had entered into a definitive agreement to divest its Technical Services segment (government services business) to the Carlyle Group for approximately $250 million cash. The transaction is subject to customary closing conditions and is expected to close late in the third fiscal quarter of 1999. The Company anticipates a pre-tax gain from this transaction of approximately $170-$190 million. The results of operations of the Technical Services segment have been classified as discontinued operations and, accordingly, prior periods have been restated. The Company contracted to sell the EG&G name, trademark and related rights in connection with this divestiture. Subject to shareholder approval, the Company plans to change its name in the fourth quarter of 1999 to PerkinElmer. This action will provide enhanced worldwide name recognition for the Company in its respective markets, and represents a further step in the Company's ongoing transformation to officially exit the government services business, and focus the portfolio on its high growth commercial businesses.

     The Technical Services segment provided engineering, scientific, environmental, management and technical support services for a broad range of governmental and industrial customers.

                          EG&G, INC. AND SUBSIDIARIES

     Summary operating results of the discontinued operations were as follows:

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                    --------------------    --------------------
                                    JULY 4,     JUNE 28,    JULY 4,     JUNE 28,
                                      1999        1998        1999        1998
                                    --------    --------    --------    --------
                                                   (IN THOUSANDS)
Sales.............................  $118,186    $146,858    $232,456    $283,152
Costs and expenses................   108,624     141,040     214,104     268,835
                                    --------    --------    --------    --------
Operating income from discontinued
  operations......................     9,562       5,818      18,352      14,317
Other income......................       347         215       1,003         927
                                    --------    --------    --------    --------
Income from discontinued
  operations before income
  taxes...........................     9,909       6,033      19,355      15,244
Provision for income taxes........     3,567       2,172       6,968       5,488
                                    --------    --------    --------    --------
Income from discontinued
  operations, net of income
  taxes...........................  $  6,342    $  3,861    $ 12,387    $  9,756
                                    ========    ========    ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                          EG&G, INC. AND SUBSIDIARIES

                             RESULTS OF OPERATIONS

     Summarized financial information covering the Company's reportable segments is shown in the table below. The following unaudited industry segment information is presented as an aid to better understand the Company's operating results:

                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                               --------------------------------   ---------------------------------
                               JULY 4,    JUNE 28,    INCREASE    JULY 4,    JUNE 28,    INCREASE
                                 1999       1998     (DECREASE)     1999       1998     (DECREASE)
                               --------   --------   ----------   --------   --------   -----------
                                                          (IN THOUSANDS)
LIFE SCIENCES
     Sales...................  $ 39,735   $ 35,468   $    4,267   $ 76,590   $ 68,350   $     8,240
     Operating Profit
       (Loss)................     4,451       (674)       5,125      8,430        (50)        8,480
OPTOELECTRONICS
     Sales...................  $101,666   $ 68,939   $   32,727   $202,142   $132,604   $    69,538
     Operating Profit
       (Loss)................    11,187     (6,678)      17,865     18,991    (13,999)       32,990
INSTRUMENTS
     Sales...................  $116,545   $ 61,056   $   55,489   $181,237   $124,296   $    56,941
     Operating Profit
       (Loss)................   (23,749)    (4,472)     (19,277)   (18,744)    (8,460)      (10,284)
ENGINEERED PRODUCTS
     Sales...................  $ 46,312   $ 43,961   $    2,351   $ 87,506   $ 81,150   $     6,356
     Operating Profit
       (Loss)................     4,831      2,341        2,490      8,859     (3,517)       12,376
OTHER
     Sales...................  $     --   $     --   $       --   $     --   $ 22,666   $   (22,666)
     Operating Profit........     5,220     49,489      (44,269)     1,432    112,430      (110,998)
CONTINUING OPERATIONS
     Sales...................  $304,258   $209,424   $   94,834   $547,475   $429,066   $   118,409
     Operating Profit........     1,940     40,006      (38,066)    18,968     86,404       (67,436)

     Operating profit from continuing operations for the three and six months ended July 4, 1999 included an in-process research and development charge of $23 million and revaluation of acquired inventory of $2.5 million in the Instruments segment. Operating profit for the three and six months ended July 4, 1999 also included gains of $8.5 million on dispositions of businesses in Other. The Company developed restructuring plans during 1998 to integrate and consolidate its businesses and recorded restructuring charges in the first and second quarters of 1998, which are discussed separately below. These restructuring plans were points in the continuing transformation of the Company that began in 1994 and continued into 1998 with the addition of new leadership and new management, changes in the organization of the businesses and the realignment and consolidation of operations. Further details of the actions are presented below in the Restructuring Charges section of this Item 2, and in the Company's Annual Report for the year ended January 3, 1999 filed on Form 10-K with the Securities and Exchange Commission. Operating profit from continuing operations for the three and six months ended June 28, 1998 included restructuring charges of $19.5 million and $50 million, respectively. The impact of these restructuring charges on each segment for the three and six months was as follows: Life Sciences -- $3.9 million and $4.6 million,
Optoelectronics -- $11.7 million and $20.3 million, Instruments -- $1.6 million and $11.3 million, Engineered Products -- $1.4 million and $9.9 million, and Other -- $0.9 million and $3.9 million, respectively. Operating profit for the three and six months ended June 28, 1998 included a $7.4 million asset impairment charge in Instruments and a $3 million charitable contribution in Other. Operating profit for the three and six months ended June 28, 1998 also included gains of $58.3 million and $125.8 million, respectively, on dispositions of businesses in Other.

ACQUISITIONS AND DIVESTITURES

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

     The Company acquired Perkin-Elmer's Analytical Instruments Division, effective May 28, 1999, for a purchase price of approximately $425 million. The Company financed the transaction with a combination of existing cash and equivalents, borrowings under its existing credit facilities and other financing. In addition, under the terms of the Purchase Agreement, the Company will assume a long-term German pension liability of approximately $65 million. This German pension liability was historically funded on a pay-as-you-go basis, and the funding going forward is expected to remain consistent. The Division is a leading producer of high-quality analytical testing instruments and consumables, and generated 1998 fiscal year sales of $569 million.

     On July 19, 1999, the Company entered into a definitive agreement to divest its Technical Services segment (government services business) to the Carlyle Group for $250 million cash. The transaction is subject to customary closing conditions and is expected to close late in the third fiscal quarter of 1999. The Company anticipates a pre-tax gain from this transaction of approximately $170-$190 million. The results of operations of the Technical Services segment have been classified as discontinued operations and, accordingly, prior periods have been restated. The Company contracted to sell the EG&G name, trademark and related rights in connection with this divestiture. Subject to shareholder approval, the Company plans to change its name in the fourth quarter of 1999 to PerkinElmer. This action will provide enhanced worldwide name recognition for the Company in its respective markets, and represents a further step in the Company's ongoing transformation to officially exit the government services business, and focus the portfolio on its high growth commercial businesses.

     During the second quarter of 1999, the Company sold its Structural Kinematics business for $15 million cash. The pre-tax gain was $4.3 million, or $.06 per diluted share. The net operating results of the divested business for the six months ended July 4, 1999 were not significant. Additionally, as a result of the Company's continuing evaluation of its Instruments Segment businesses, the Company undertook certain repositioning actions during the quarter, including exiting selected product lines and activities, rebalancing its customer mix in certain businesses and other related activities. These actions resulted in second quarter pre-tax charges of approximately $3.4 million, primarily recorded in cost of sales.

DISCUSSION OF CONSOLIDATED RESULTS OF OPERATIONS

     Sales from continuing operations for the second quarter of 1999 were $304.3 million versus $209.4 million in 1998, a 45% increase over the comparable 1998 level. The LSR, Lumen and Perkin-Elmer acquisitions in the aggregate contributed approximately $101.6 million of revenues during the second quarter of 1999.

     Operating income from continuing operations was $1.9 million in the second quarter of 1999 versus $40 million in the same period of 1998. The 1999 operating income included Perkin-Elmer charges related to acquired in-process research and development of $23 million and $2.5 million for the revaluation of acquired inventory. 1999 operating income also included gains from dispositions of $8.5 million. 1998 operating income included $58.3 million of gains from the divestiture of certain businesses, an asset impairment charge of $7.4 million and restructuring charges of $19.5 million. Discussion of operating income by segment during the second quarter of 1999 versus 1998 is presented in the section to follow herein. Research and development expenses were $16.3 million in the second quarter of 1999, an increase of $5.3 million over comparable 1998 levels. This increase was due primarily to expenditures for Perkin-Elmer, Lumen and other investments across the organization, particularly Life Sciences and Instruments, to support the overall product growth and development efforts.

     Sales from continuing operations for the six months ended July 4, 1999 were $547.5 million, an increase of $118.4 million, or 28%, over the same period of 1998. The LSR, Lumen and Perkin-Elmer acquisitions in the aggregate contributed approximately $152.5 million to this increase for the six months ended July 4, 1999 and were offset by divestitures and relatively flat sales in certain base segment businesses during 1999 versus 1998, as discussed in further detail below.

     Operating income from continuing operations from the first six months of 1999 was $19 million versus $86.4 million for the same period of 1998. Included in 1999 operating income was a $23 million acquired in-process research and development charge and a $2.5 million charge for the revaluation of acquired inventory related to the Perkin-Elmer acquisition, along with gains on dispositions of $8.5 million. The six months 1998 operating income included $125.8 million of gains on the divestiture of certain businesses, an asset impairment charge of $7.4 million and restructuring charges of $50 million. Discussion of operating income by segment during the six months of 1999 versus 1998 is presented below.

SEGMENT RESULTS OF OPERATIONS

     The Company's continuing businesses are reported as four reportable segments, which reflect the Company's management methodology and structure under continuing Strategic Business Units (SBUs). The Company evaluates performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the second quarter of 1999 versus the same period of 1998.

Life Sciences

     Sales for the second quarter of 1999 were $39.7 million compared to $35.5 million for the second quarter of 1998, which represents a $4.2 million, or 12%, increase. Higher sales volumes from certain base businesses and revenues from recently developed products were the primary reasons for the increase during the second quarter of 1999, primarily related to the bioanalytical research business.

     Sales for the first six months of 1999 were $76.6 million, increasing $8.2 million over the same period of 1998. Growth in the bioanalytical research and diagnostic businesses, and revenue from the Isolab acquisition completed in early 1998 were the primary components of the increase in 1999.

     Reported operating income for the second quarter of 1999 was $4.5 million compared to a $.7 million operating loss for the second quarter of 1998, which represents a $5.2 million increase. The second quarter of 1998 operating income included restructuring charges of $3.9 million. Excluding nonrecurring items, operating profit for the first quarter of 1999 increased approximately $1.2 million, or 36%. The increase was due primarily to the higher revenues discussed above, improved gross margins from most businesses resulting from the sales of higher margin new products, and lower 1999 expense levels for the second quarter of 1999 compared to the same period of 1998.

     Operating income for the first six months of 1999 was $8.4 million versus approximately breakeven for the same period of 1998. The 1998 six months operating income included restructuring charges of $4.6 million. Excluding nonrecurring items, operating income for the six months ended July 4, 1999 increased $3.7 million, or 79% versus the comparable 1998 period. Higher sales from base businesses and 1998 acquisitions and increased gross margins were the primary components for the increase.

Optoelectronics

     Sales for the second quarter of 1999 were $101.7 million compared to $68.9 million for the second quarter of 1998, which represents a $32.8 million, or 48%, increase. The increase in revenues is due to revenues from Lumen, (acquired in December 1998) offset by slight declines in certain base business sales volume during the second quarter of 1999 versus the second quarter of 1998 and the effects of the absence of revenues in 1999 related to the low-margin automotive sensors and printer circuit board assembly businesses (the Company exited both businesses in late 1998).

     Sales for the first six months of 1999 were $202.1 million, increasing $69.5 million, or 52%, versus the same period of 1998. Revenues from Lumen comprised the majority of the increase.

     Reported operating income for the second quarter of 1999 was $11.2 million compared to a loss of $6.7 million for the second quarter of 1998. The 1998 operating income included restructuring charges of $11.7 million. Excluding nonrecurring items, 1999 operating profit for the second quarter increased approximately $6.2 million, and was 11% of total segment sales for the second quarter of 1999 versus the 7.3% operating margin for the second quarter of 1998 before nonrecurring items. The 1999 increase was due primarily to higher revenues discussed above, particularly certain higher-margin Lumen products, the favorable impact of restructuring activities, including the relocation of certain production to the Far East, higher gross margins across most businesses, and a favorable product mix.

     Operating income for the first six months of 1999 and 1998 was $19 million and a loss of $14 million, respectively. The 1998 operating income included $20.3 million of restructuring charges. Excluding nonrecurring items, 1999 operating profit increased $12.7 million, or 200 basis points. Higher revenues in 1999 due to the Lumen acquisition in 1998 and increased gross margins during 1999 were the primary contributors to the increase.

Instruments

     Sales for the second quarter of 1999 were $116.5 million compared to $61.1 million for the second quarter of 1998, which represents a $55.4 million, or 91%, increase. Revenues of $58 million from the Perkin-Elmer acquisition during the second quarter of 1999 and the inclusion of the Lumen photolithography business offset the impact of continued declines in the Company's security and automotive businesses.

     Sales for the six months ended 1999 and 1998 were $181.2 million and $124.3 million, respectively. The $56.9 million, or 46%, increase during 1999 is due to the revenues from Perkin-Elmer and Lumen offset by slight declines in base businesses, as discussed above.

     Reported operating loss for the second quarter of 1999 was $23.7 million compared to $4.5 million for the second quarter of 1998. The 1999 operating income included Perkin-Elmer acquisition charges related to acquired in-process research and development of $23 million and $2.5 million for the revaluation of acquired inventory. The Company sold its Structural Kinematics business during the second quarter of 1999. The net operating results of the divested business for the six months ended July 4, 1999 were not significant. Additionally, as a result of the Company's continuing evaluation of its Instruments Segment businesses, the Company undertook certain repositioning actions during the quarter, including exiting selected product lines and activities, rebalancing its customer mix in certain businesses and other related activities. These actions resulted in second quarter pre-tax charges of approximately $3.4 million, primarily recorded in cost of sales. The 1998 operating income included an asset impairment charge of $7.4 million and restructuring charges of $1.6 million. Excluding these nonrecurring items, 1999 operating income for the second quarter increased approximately $.6 million to $5.1 million, versus the $4.5 million of operating income for the second quarter of 1998 before nonrecurring items. Perkin-Elmer operating profit in 1999 and the inclusion of Lumen photolithography operating income during the second quarter of 1999 and higher ongoing licensing revenue in the second quarter of 1999 compared to the second quarter of 1998 partially offset lower operating profit in the security and automotive businesses.

     Operating loss for both the first six months of 1999 and 1998 was $18.7 million and $8.5 million, respectively. The 1999 operating profit included an in-process research and development charge of $23 million, a $2.5 million charge for the revaluation of acquired inventory and the $3.4 million of charges for the second quarter as discussed above. The 1998 operating profit included an asset impairment charge of $7.4 million and restructuring charges of $11.3 million. Excluding nonrecurring items, operating profit of $10.1 million for the first six months of 1999 was relatively flat versus the same period of 1998. The operating profit of Perkin-Elmer partially offset lower margins in the security and automotive testing businesses due to continued market softness.

Engineered Products

     Sales for the second quarter of 1999 were $46.3 million compared to $44 million for the second quarter of 1998, which represents a $2.3 million, or 5%, increase. Second quarter 1999 Belfab revenue increased $5.3 million versus the second quarter of 1998. This increase was offset primarily by the absence of revenues during the second quarter from certain low-margin sheet metal fabrication businesses, which the Company exited in late 1998.

     Reported operating income for the second quarter of 1999 was $4.8 million compared to $2.3 million for the second quarter of 1998. The 1998 operating income included restructuring charges of $1.4 million. Excluding nonrecurring items, 1999 operating income during the second quarter increased approximately $1.1 million, and was 10.4% of total segment sales for the respective period versus the 8.4% operating margin for the second quarter of 1998 before nonrecurring items. Higher gross margins across most businesses driven primarily by higher 1999 sales levels during the second quarter versus the comparable 1998 period and the benefits from certain productivity and manufacturing cost programs within the segment contributed to this increase.

     Sales for the first six months of 1999 and 1998 were $87.5 million and $81.2 million, respectively. Revenues from the Belfab acquisition partially offset softness in the aerospace markets and the decrease in fabrication business revenues in 1999 versus 1998, as discussed above.

     Reported operating income from the first six months of 1999 versus 1998 was $8.9 million and a loss of $3.5 million, respectively. The 1998 operating income included restructuring charges of $9.9 million. Excluding nonrecurring items, 1999 operating income increased 39% due to higher sales and cost productivity improvements.

RESTRUCTURING CHARGES

     The Company developed two restructuring plans during the first and second quarters of 1998 to integrate and consolidate its businesses. The Company recorded restructuring charges in the first and second quarters of 1998, which are discussed separately below. These restructuring plans were points in the continuing transformation of the Company that began in 1994 and continued into 1998 with the addition of new leadership and new management, changes in the organization of the businesses and the realignment and consolidation of operations. Further details of the actions for the two 1998 plans are presented in the Company's Annual Report for the year ended January 3, 1999 filed on Form 10-K with the Securities and Exchange Commission

     In connection with the Company's continued transformation of its portfolio of companies, during the first quarter of 1998, management developed a plan to restructure certain businesses. A discussion of the businesses affected within each segment is presented below. The plan resulted in pre-tax restructuring charges totaling $31.4 million. The principal actions in the restructuring plan include close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower-cost geographic locations, disposal of underutilized assets, withdrawal from certain product lines and general cost reductions.

     The restructuring charges were broken down as follows by operating segment:

                                                      DISPOSAL OF       TERMINATION OF
                                       EMPLOYEE     CERTAIN PRODUCT    LEASES AND OTHER
                                      SEPARATION       LINES AND         CONTRACTUAL
                                        COSTS           ASSETS           OBLIGATIONS      TOTAL
                                      ----------    ---------------    ----------------   -----
                                                           ($ IN MILLIONS)
Life Sciences.......................    $  .3            $ .2                $ .2         $  .7
Optoelectronics.....................      6.7              .8                 1.1           8.6
Instruments.........................      4.8             2.9                 2.0           9.7
Engineered Products.................      4.8             1.9                 1.8           8.5
Technical Services..................       .3              .4                  .2            .9
Corporate and Other.................      3.0              --                  --           3.0
                                        -----            ----                ----         -----
     Total..........................    $19.9            $6.2                $5.3         $31.4
                                        =====            ====                ====         =====
Amounts incurred through July 4,
  1999..............................    $11.4            $6.2                $1.0         $18.6
Ending accrual at July 4, 1999......    $ 8.5            $ --                $4.3         $12.8

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

     The restructuring charges were broken down as follows by operating segment:

                                                      DISPOSAL OF       TERMINATION OF
                                       EMPLOYEE     CERTAIN PRODUCT    LEASES AND OTHER
                                      SEPARATION       LINES AND         CONTRACTUAL
                                        COSTS           ASSETS           OBLIGATIONS      TOTAL
                                      ----------    ---------------    ----------------   -----
                                                           ($ IN MILLIONS)
Life Sciences.......................    $ 3.3            $ .2                $ .4         $ 3.9
Optoelectronics.....................      1.8             5.6                 4.3          11.7
Instruments.........................      1.6              --                  --           1.6
Engineered Products.................      1.4              --                  --           1.4
Technical Services..................      3.4              --                  .2           3.6
Corporate and Other.................       .8              --                  .1            .9
                                        -----            ----                ----         -----
     Total..........................    $12.3            $5.8                $5.0         $23.1
                                        =====            ====                ====         =====
Amounts incurred through July 4,
  1999..............................    $ 4.4            $5.8                $2.9         $13.1
Ending accrual at July 4, 1999......    $ 7.9            $ --                $2.1         $10.0

     Approximately 397 employees of the total of 900 employees expected to be terminated as part of the two restructuring plans have been severed as of July 4, 1999. The plans are expected to be mainly implemented by the segments by the end of the third quarter of 1999, except for the SBU consolidation, the completion of which is expected to occur by the end of 1999. Cash outlays, primarily for employee separation costs, were $8.6 million for the first six months of 1999. Pre-tax cost savings under these restructuring plans, due primarily to reduced depreciation and lower employment costs, totaled approximately $6.4 million during the first six months of 1999, or $.09 earnings per diluted share. Fiscal year 2000 will reflect a full year's savings from the restructuring plans and pre-tax annual savings are anticipated to be approximately $20 million, or $.28 per diluted share. The Company expects to incur approximately $23 million of cash outlays in connection with its restructuring plans for the second half of fiscal 1999. These funds are expected to come primarily from operating cash flows or borrowings from existing credit facilities.

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

DISCONTINUED OPERATIONS

     The results of operations of the Company's Technical Services segment have been classified as discontinued operations and, accordingly, prior periods have been restated.

     The Company's contract, through its Technical Services segment, to provide support services to NASA at Florida's Kennedy Space Center (Florida contract) expired at the end of the third quarter of 1998.

     Sales from discontinued operations for the three and six months ended July 4, 1999 were $118.2 million and $232.5 million, respectively. Sales from discontinued operations for the three and six months ended June 28, 1998 were $146.9 million and $283.2 million, respectively. The decreases during the second quarter and first six months of 1999 versus the comparable periods of 1998 are due primarily to the loss of the Florida contract, as discussed above.

     Operating income from discontinued operations was $9.6 million and $18.4 million for the three and six months ended July 4, 1999, respectively. Operating income from discontinued operations was $5.8 million and $14.3 million for the three and six months ended June 28, 1998, respectively. The 1998 operating income included restructuring charges of $3.6 million and $4.5 million for the second quarter and first six months, respectively. The 1999 operating income for the second quarter and first six months was flat nominally versus the same periods of 1998 before nonrecurring items, due in part, to the loss of sales from the Florida contract.

OTHER

  1999 Compared to 1998

     Other expense was $6.2 million for the second quarter of 1999 versus $1.1 million reported in the same period of 1998. Other expense increased $7.8 million for the first six months of 1999 versus the comparable 1998 period to $10.8 million. This net increase in other expense for the second quarter and first six months of 1999 was due primarily to the impact of higher interest expense on increased debt levels resulting from the Perkin-Elmer and Lumen acquisitions. Income tax expense as a percent of pre-tax income before nonrecurring items held constant at 36% for the second quarters and six months ended 1999 and 1998. During the second quarter of 1999, the Company sold its Structural Kinematics business for $15 million cash and recognized a pre-tax gain of $4.3 million.

                              FINANCIAL CONDITION

     In March 1999, two of the Company's $100 million credit facilities were renewed and increased to a $250 million credit facility that expires in March 2000. The Company has an additional revolving credit agreement for $100 million that expires in March 2002. Debt at July 4, 1999 consisted of $531 million of short-term debt, including $100 million of money market loans with Chase Securities Inc., one-year secured promissory notes in the aggregate principal amount of $150 million issued by the Company to Perkin-Elmer, with the balance comprised of commercial paper borrowings and $115 million of long-term debt, primarily unsecured long-term notes.

     On December 16, 1998, Lighthouse Weston Corp. ("Lighthouse"), a wholly owned subsidiary of the Company, completed its tender offer for shares of common stock of Lumen for a purchase price of $253 million, including $75 million of assumed debt. Lighthouse acquired approximately 92.3% of Lumen's common stock pursuant to the tender offer. On January 4, 1999, Lumen became a wholly owned subsidiary of the Company, as a result of the merger of Lighthouse with and into Lumen. The acquisition of Lumen by the Company was accounted for as a purchase. The Company financed the transaction with a combination of available cash and short-term debt. Debt assumed in connection with the Lumen transaction was approximately $75 million on the date of the acquisition. The Company paid off this debt by the end of April 1999.

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

     On May 28, 1999, EG&G, Inc. (the "Company") completed its acquisition of the Analytical Instruments Division (the "Division") of The Perkin-Elmer Corporation ("Perkin-Elmer") for an aggregate purchase price of approximately $425 million. The purchase price is subject to a post-closing adjustment equal to the amount by which the net assets of the Division as of the closing date are greater or less than, as the case may be, certain target amounts set forth in the Purchase Agreement dated March 8, 1999 between the Company and Perkin-Elmer (the "Purchase Agreement"). In addition, under the terms of the Purchase Agreement, the Company will assume a long-term German pension liability of approximately $65 million. This German pension liability was historically funded on a pay-as-you-go basis, and the funding going - forward is expected to remain consistent. The Division is a leading producer of high-quality analytical testing instruments and consumables, and generated 1998 fiscal year sales of $569 million.

     The purchase price was based upon the Company's determination of the fair value of the Division, and the terms of the Purchase Agreement were determined by arms-length negotiation among the parties. The Company funded the acquisition through a combination of (i) $75 million of available cash, (ii) $100 million of commercial paper borrowings with a weighted-average interest rate of 5.2% per annum and maturities of 60 days or less, (iii) aggregate principal amount of $100 million of money market loans with Chase Securities, Inc., with a weighted average interest rate of 5.2% per annum and current maturities ranging from August 27, 1999 to September 6, 1999, and (iv) one-year secured promissory notes in the aggregate principal amount of $150 million issued by the Company to PE Corp. (the seller), which bear interest at a rate of 5% per annum.

     In July 1999, the Company entered into a definitive agreement to sell its government services business, Technical Services Segment, to The Carlyle Group for approximately $250 million cash. The transaction is expected to close late in the third quarter of 1999, subject to customary closing conditions. The Company anticipates a pre-tax gain from this transaction of approximately
$170 - $190 million.

     Cash and cash equivalents decreased by $37.1 million and were $58.5 million at the end of the second quarter of 1999. Net cash provided by operating activities for the six months ended July 4, 1999 was $38.6 million. Net cash provided by continuing operations was $16.4 million for the six months ended July 4, 1999. This was comprised of net income before depreciation, amortization and other non-cash items, net, of $49.9 million offset by a $33.5 million net change in certain other assets and liabilities during the 1999 six months ended. The net change included a $6 million increase in working capital accounts and $8.6 million of cash outlays associated with the Company's 1998 restructuring programs. The accounts receivable increase of $13.9 million was due primarily to the Lumen and Perkin-Elmer businesses. Capital expenditures were $15.3 million for the six months ended July 4, 1999. Capital expenditures for fiscal 1999 are not expected to exceed $52 million. The Company's credit facilities and registration statements provide flexibility to refinance its outstanding debt instruments at July 4, 1999 as they mature.

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

     The Company has been evaluating the Y2K state of readiness of the acquired Perkin-Elmer business since the transaction closed in May, 1999. The following Y2K disclosures focus primarily on the pre-acquisition businesses. The Company will focus efforts during the second half of 1999 to ensure that the acquired business achieves Y2K compliance consistent with EG&G's Year 2000 Readiness Disclosure.

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

          A progress chart for the Company's Y2K program as of July 4, 1999 is set forth below. Percentages in the table reflect the Company's best estimate of progress completed to date in each risk area by phase as a percentage of the total estimated time to complete the respective phase.

                                                                         REMEDIATION
                                                          REMEDIATION       PLAN         FINAL
                               INVENTORY    ASSESSMENT     PLANNING       EXECUTION     TESTING
                               ---------    ----------    -----------    -----------    -------
Factory/plant................     100%         100%           100%           94%          (a)
Facilities...................     100%         100%           100%           93%          (a)
Applications.................     100%         100%           100%           96%          (a)
Products.....................     100%         100%           100%           98%          (a)
Suppliers, vendors and
  service providers..........     100%         100%           100%           (a)          (a)
Customers....................      (b)          (b)            (b)           (b)          (a)

---------------
     (a) Scheduled for completion later in the year.

     (b) Planned completion in Q3 1999.

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

THE COSTS TO ADDRESS THE YEAR 2000 ISSUE

     The Company has estimated costs for its Y2K program based on internal estimates and independent quotes for IT and non-IT corrective actions, products and services, as applicable, in each phase of the Company's Y2K program. The following table sets forth the estimated costs incurred by the Company through July 4, 1999 to address the Y2K issue. These amounts include the costs to lease, purchase or expense new software and equipment needed to achieve Year 2000 compliance and enhance existing systems, as well as internal costs related to this effort.

                                                                  REMEDIATION/IMPLEMENTATION
                                                                  ---------------------------
                                         HISTORICAL/PLANNING                        REPLACE/
                                       -----------------------     REMEDIATION      UPGRADE/     TOTAL AS OF
                                       INVENTORY    ASSESSMENT      PLANNING         REPAIR      JULY 4, 1999
                                       ---------    ----------    -------------    ----------    ------------
Factory/plant........................    $102         $  375          $  162         $1,398         $2,037
Facilities...........................      14            147              54            374            589
IT...................................     163            553             527          4,094          5,337
Products.............................     247            422             382            758          1,809
Suppliers/vendors....................      54             86              --             --            140
                                            1             25              --             --             26
                                         ----         ------          ------         ------         ------
          Totals.....................    $581         $1,608          $1,125         $6,624         $9,938
                                         ====         ======          ======         ======         ======

     Amounts expended for remediation activities were outside of and incremental to the Company's IT budget for ongoing operational projects. With the exception of new hardware or software that qualify for capitalization under generally accepted accounting principles, the Company expenses all costs associated with the Y2K program. Funding requirements for the Company's Y2K program activities during 1999 are estimated to be approximately $5.5 million and have been incorporated into the Company's 1999 capital and operating plans. The Company will utilize cash and equivalents and cash flows from operations to fund the estimated $2.7 million of remaining Y2K program costs during the last six months of 1999. None of the Company's other IT projects have been deferred due to its Y2K efforts.

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

                               CONTINGENCY PLANS

     The Company believes that the IT and non-IT which support its critical functions will be ready for the transition to the Year 2000. There can be no assurance, however, that similar unforeseen issues for key commercial partners (including utilities, financial services, building services and transportation services) will not cause a material adverse effect on the Company. To address these risks, and to address a risk that its own IT and non-IT will not perform as expected during the Y2K transition, the Company has begun to develop appropriate Y2K contingency plans. These plans will be established and revised as necessary during the course of 1999. During the third quarter of 1999, on-site readiness reviews will be conducted by the Company at its most critical vendor and supplier locations. For the Company's material, key and sole source vendors/suppliers who cannot be classified or certified as Y2K compliant, contingency plans include, but are not limited to: (i) replacing the vendor/supplier with one that is Y2K compliant, (ii) pre-ordering raw material where applicable, (iii) pre-building product or products, or (iv) pre-shipping product where practicable. These contingency plans are expected to be finalized during the third quarter of 1999. The Company believes that its contingency plans are sufficient to address any material business disruption in a reasonable period of time to minimize the effects of an adverse impact to the operations of the Company. If the contingency plans fail, or if the Company is for some unforeseen reason "not ready" for the Y2K issue at a key level of the operations of the business or a contingency plan cannot be implemented in a timely manner, the Company will rely on alternative means of communications, alternative power generation sources for the manufacture of key products, and other manual or backup systems and processes on an interim basis until the Y2K issues can be corrected.

EURO CONVERSION

     On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the new common legal currency, the "euro," which was adopted on that date. There is a transition period between January 1, 1999 and January 1, 2002, during which the euro will be adopted into the operations. During 1998, the Company formed a cross-functional task force to assess the potential impact to the Company that may result from the euro conversion. Areas of assessment include the following: cross-border price transparencies and the resulting competitive impact; adaptation of information technology and other system requirements to accommodate euro transactions; the impact on currency exchange rate risk; the impact on existing contracts; and taxation and accounting. The Company's assessment is that the anticipated impact of the euro conversion on the Company's operations will not be material.

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

ITEM 3.  MARKET RISK

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

                          PART II.  OTHER INFORMATION

                          EG&G, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        Part I Exhibits:

        Exhibit 27 -- Financial data schedule (submitted in electronic format only)

        Part II Exhibits:

        Exhibit 99 -- Promissory Note issued by the Company to The Perkin-Elmer Corporation

     (b) Reports on Form 8-K

        A report on Form 8-K was filed with the Securities and Exchange Commission on May 6, 1999 regarding a press release issued on April 25, 1999 reporting on the Company's financial results for the first quarter of 1999.

        A report on Form 8-K was filed with the Securities and Exchange Commission on May 7, 1999 regarding the election of Gregory L. Summe to the position of Chairman of the Company's Board of Directors.

        A report on Form 8-K was filed with the Securities and Exchange Commission on June 14, 1999 regarding the completion of the Company's acquisition of the Analytical Instruments Division of The Perkin-Elmer Corporation.

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

Date August 11, 1999