Form 10-Q
period 1999-10-03
PERKINELMER INC
filed 1999-11-17
CIK 31791

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 1-5075

                             PERKINELMER, INC.
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

     Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS                            OUTSTANDING AT NOVEMBER 12, 1999
                    -----                            --------------------------------
         Common Stock, $1 par value                             46,172,403
                                                        (Excluding treasury shares)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PERKINELMER, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          --------------------------   --------------------------
                                                          OCTOBER 3,   SEPTEMBER 27,   OCTOBER 3,   SEPTEMBER 27,
                                                             1999          1998           1999          1998
                                                          ----------   -------------   ----------   -------------
                                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
Sales...................................................   $388,413      $191,503       $935,888      $620,569
                                                           --------      --------       --------      --------
Cost of Sales...........................................    243,202       124,793        601,804       405,620
Revaluation of Acquired Inventory (Note 2)..............      7,393            --          9,857            --
                                                           --------      --------       --------      --------
         Total Cost of Sales............................    250,595       124,793        611,661       405,620
Research and Development Expenses.......................     20,311        10,394         49,972        32,377
Selling, General and Administrative Expenses............     95,650        46,163        218,908       154,410
In-Process Research and Development Charge (Note 2).....         --            --         23,000            --
Restructuring Charges, Net (Note 4).....................     11,520            --         11,520        50,027
Asset Impairment Charges (Note 4).......................     18,000            --         18,000         7,400
Gains on Dispositions (Note 5)..........................     (7,335)           --        (15,813)     (125,822)
                                                           --------      --------       --------      --------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS......       (328)       10,153         18,640        96,557
Other Income (Expense), Net (Note 6)....................     (8,604)        3,508        (19,433)          501
                                                           --------      --------       --------      --------
Income (Loss) From Continuing Operations Before Income
  Taxes.................................................     (8,932)       13,661           (793)       97,058
Provision (Benefit) for Income Taxes....................     (3,131)        4,918           (309)       31,974
                                                           --------      --------       --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS................     (5,801)        8,743           (484)       65,084
Income From Discontinued Operations, Net of Income Taxes
  (Note 3)..............................................      3,278         6,694         15,665        16,450
Gain on Disposition of Discontinued Operations, Net of
  Income Taxes (Note 3).................................    106,296            --        106,296            --
                                                           --------      --------       --------      --------
NET INCOME..............................................   $103,773      $ 15,437       $121,477      $ 81,534
                                                           ========      ========       ========      ========
Basic Earnings (Loss) Per Share:
    CONTINUING OPERATIONS...............................   $   (.13)     $    .19       $   (.01)     $   1.43
    Discontinued Operations.............................       2.40           .15           2.69           .36
                                                           --------      --------       --------      --------
    NET INCOME..........................................   $   2.27      $    .34       $   2.68      $   1.79
                                                           ========      ========       ========      ========
Diluted Earnings (Loss) Per Share:
    CONTINUING OPERATION................................   $   (.13)     $    .19       $   (.01)     $   1.41
    Discontinued Operations.............................       2.40           .14           2.69           .36
                                                           --------      --------       --------      --------
    NET INCOME..........................................   $   2.27      $    .33       $   2.68      $   1.77
                                                           ========      ========       ========      ========
Cash Dividends Per Common Share.........................   $    .14      $    .14       $    .42      $    .42
Weighted Average Shares of Common Stock Outstanding:
    Basic...............................................     45,725        45,711         45,303        45,552
    Diluted.............................................     45,725        46,218         45,303        46,089

  The accompanying unaudited notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              OCTOBER 3,   JANUARY 3,
                                                                 1999         1999
                                                              ----------   ----------
                                                              (UNAUDITED)
                                                               (IN THOUSANDS EXCEPT
                                                                  PER SHARE DATA)
Current Assets:
     Cash and Cash Equivalents..............................  $   88,429   $   95,565
     Accounts Receivable (Note 7)...........................     321,980      170,171
     Inventories (Note 8)...................................     187,890      123,568
     Other Current Assets...................................     133,413      110,954
     Net Assets of Discontinued Operations (Note 3).........          --       32,087
                                                              ----------   ----------
          TOTAL CURRENT ASSETS..............................     731,712      532,345
                                                              ----------   ----------
Property, Plant and Equipment:
     At Cost (Note 9).......................................     496,719      491,647
     Accumulated Depreciation and Amortization..............    (266,797)    (272,967)
                                                              ----------   ----------
Net Property, Plant and Equipment...........................     229,922      218,680
                                                              ----------   ----------
Investments.................................................      14,361       13,506
Intangible Assets (Note 10).................................     621,606      317,611
Other Assets................................................      67,419       56,636
                                                              ----------   ----------
          TOTAL ASSETS......................................  $1,665,020   $1,138,778
                                                              ==========   ==========
Current Liabilities:
     Short-Term Debt (Note 11)..............................  $  319,733   $  157,888
     Accounts Payable.......................................     133,177       73,420
     Accrued Restructuring Costs (Note 4)...................      68,036       34,569
     Accrued Expenses (Note 12).............................     327,374      218,600
                                                              ----------   ----------
          TOTAL CURRENT LIABILITIES.........................     848,320      484,477
                                                              ----------   ----------
Long-Term Debt..............................................     114,952      129,835
Long-Term Liabilities.......................................     184,853      124,799
Contingencies
Stockholders' Equity:
     Preferred stock -- $1 par value, authorized 1,000,000
      shares; none issued or outstanding....................          --           --
     Common stock -- $1 par value, authorized 100,000,000
      shares; issued 60,102,000 at October 3, 1999 and
      January 3, 1999.......................................      60,102       60,102
     Retained earnings......................................     727,020      623,591
     Accumulated Other Comprehensive Income (Loss)(Note
      13)...................................................      (3,439)       3,729
     Cost of shares held in treasury; 14,037,000 shares at
      October 3, 1999 and 15,355,000 shares at January 3,
      1999..................................................    (266,788)    (287,755)
                                                              ----------   ----------
Total Stockholders' Equity..................................     516,895      399,667
                                                              ----------   ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $1,665,020   $1,138,778
                                                              ==========   ==========

  The accompanying unaudited notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                              --------------------------
                                                              OCTOBER 3,   SEPTEMBER 27,
                                                                 1999          1998
                                                              ----------   -------------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
    Net income..............................................   $121,477      $  81,534
    Deduct net income from discontinued operations..........    (15,665)       (16,450)
    Deduct net gain on disposition of discontinued
     operations.............................................   (106,296)            --
                                                               --------      ---------
    Income (loss) from continuing operations................       (484)        65,084
    Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by continuing
     operations:
         Revaluation of acquired inventory..................      9,857             --
         In-process research and development charge.........     23,000             --
         Noncash portion of restructuring charges...........      2,300         12,020
         Asset impairment charges...........................     18,000          7,400
         Depreciation and amortization......................     52,192         33,815
         Deferred taxes.....................................     (9,543)        (1,929)
         Gains on dispositions and investments, net.........    (18,864)      (130,484)
         Changes in assets and liabilities which provided
          (used) cash, excluding effects from companies
          purchased and divested:
         Accounts receivable................................    (29,934)        19,262
         Inventories........................................     11,092         (7,296)
         Accounts payable and accrued expenses..............      9,182        (18,447)
         Accrued restructuring costs........................     (8,233)        34,416
         Prepaid expenses and other.........................     (5,648)       (11,130)
                                                               --------      ---------
Net Cash Provided by Continuing Operations..................     52,917          2,711
Net Cash Provided by Discontinued Operations................        530         47,613
                                                               --------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     53,447         50,324
                                                               --------      ---------
INVESTING ACTIVITIES:
    Capital expenditures....................................    (25,536)       (31,560)
    Proceeds from dispositions of businesses and sales of
     property, plant and equipment..........................     27,044        209,607
    Cost of acquisitions, net of cash acquired..............   (295,685)       (54,647)
    Other...................................................     (1,191)         7,603
                                                               --------      ---------
Net Cash (Used in) Provided by Continuing Operations........   (295,368)       131,003
Net Cash (Used in) Provided by Discontinued Operations......    238,259         (1,529)
                                                               --------      ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.........    (57,109)       129,474
                                                               --------      ---------
FINANCING ACTIVITIES:
    Decrease in commercial paper borrowings.................    (38,000)       (22,901)
    Increase (decrease) in other debt.......................     34,979           (306)
    Proceeds from issuance of common stock..................     20,843         22,937
    Purchases of common stock...............................       (952)       (41,217)
    Cash dividends..........................................    (19,048)       (19,160)
                                                               --------      ---------
Net Cash Used in Continuing Operations......................     (2,178)       (60,647)
Net Cash Used in Discontinued Operations....................         --             --
                                                               --------      ---------
NET CASH USED IN FINANCING ACTIVITIES.......................     (2,178)       (60,647)
                                                               --------      ---------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................     (1,296)         1,564
                                                               --------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (7,136)       120,715
Cash and cash equivalents at beginning of period............     95,565         57,934
                                                               --------      ---------
Cash and cash equivalents at end of period..................   $ 88,429      $ 178,649
                                                               ========      =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
One-year secured 5% promissory notes issued to The PE
  Corporation in connection with the acquisition of the
  Analytical Instruments Division (Note 2)..................   $150,000      $      --

  The accompanying unaudited notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

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

     These statements should be read in conjunction with the Company's Annual Report for the year ended January 3, 1999, filed on Form 10-K with the Securities and Exchange Commission (the "1998 Form 10-K"). The balance sheet amounts at January 3, 1999 in this report were extracted from the Company's audited 1998 financial statements included in the 1998 Form 10-K. Certain prior period amounts have been reclassified to conform to the current-year presentation for discontinued operations. The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the nine months ended October 3, 1999 are not necessarily indicative of the results for the entire year.

     In August, 1999, the Company sold its Technical Services segment (government services business) to an affiliate of The Carlyle Group LP as discussed in Note 3. The results of operations of the Technical Services segment have been classified as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30 and, accordingly, prior periods have been restated. The Company contracted to sell the EG&G name, trademark and related rights in connection with this divestiture. Effective October 26, 1999, the Company began trading as PerkinElmer, Inc. (NYSE: PKI).

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, in July 1999. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the effect that adoption of SFAS No. 133 will have or when the provisions of the statement will be adopted. However, the Company currently expects that, due to its relatively limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or financial position.

(2)  ACQUISITIONS

     On December 16, 1998, the Company acquired substantially all of the outstanding common stock and options of Lumen Technologies, Inc. (Lumen), a maker of high-technology specialty light sources. The purchase price of approximately $253 million, which included $75 million of assumed debt, was funded with existing cash and commercial paper borrowings. The acquisition was accounted for as a purchase under APB Opinion No. 16. Approximately $5 million has been recorded as accrued restructuring charges in connection with the Lumen acquisition. The restructuring plans include initiatives to integrate the operations of the Company and Lumen, and reduce overhead. The primary components of these plans relate to: (a) the transfer of certain manufacturing activities to lower cost facilities, (b) integration of the sales and marketing organization and (c) the termination in workforce of approximately 200 individuals. Restructuring activity

                       PERKINELMER, INC. AND SUBSIDIARIES
through October 3, 1999 is disclosed in Note 4 to the financial statements. Further details and disclosures are discussed more fully in the 1998 Form 10-K. Lumen is primarily reported in the Company's Optoelectronics segment with the photolithography business of Lumen reported within the Company's Instruments segment. The Company acquired Life Sciences Resources, Ltd. (LSR) in the fourth quarter of 1998. Acquisitions in early 1998 included Isolab in the Company's Life Sciences segment and Belfab in the Company's Fluid Sciences segment.

     On May 28, 1999, the Company completed its acquisition of the Analytical Instruments Division ("PEAI") of PE Corp. for an aggregate purchase price of approximately $425 million. In addition, under the terms of the Purchase Agreement dated March 8, 1999 between the Company and PE Corp. (the "Purchase Agreement"), the Company assumed a long-term German pension liability of approximately $65 million. This German pension liability was historically funded on a pay-as-you go basis, and the funding going-forward is expected to remain consistent. The acquisition was accounted for as a purchase under APB Opinion No. 16. In accordance with APB Opinion No. 16, the Company allocated the purchase price of PEAI based on the fair values of the net assets acquired and liabilities assumed. The purchase price is subject to a post-closing adjustment currently in negotiation which will be equal to the amount by which the net assets of the PEAI as of the closing date are greater or less than, as the case may be, certain target amounts set forth in the Purchase Agreement. The PEAI produces high-quality analytical testing instruments and consumables, and generated 1998 fiscal year sales of $569 million. PEAI is reported in the Company's Instruments segment.

     Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets include approximately $23 million for acquired in-process research and development (in-process R&D) for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of the acquisition of the PEAI, the development of these projects had not yet reached technological feasibility, and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed in the second quarter of 1999. Other acquired intangibles totaling $163.8 million included the fair value of trade names, trademarks, patents and developed technology. These intangibles are being amortized over their respective estimated useful lives ranging from 10-40 years. Goodwill resulting from the acquisition of PEAI is being amortized over 40 years. Approximately $36 million has been recorded as accrued restructuring charges in connection with the acquisition of the PEAI. The restructuring plans include initiatives to integrate the operations of the Company and of the PEAI, and reduce overhead. The primary components of these plans relate to: (a) employee termination benefits and related costs for approximately 20% of the acquired workforce of approximately 3,000 employees; to date, the Company has reduced the PEAI's workforce by 227 individuals, (b) consolidation or shutdown of certain operational facilities worldwide, and (c) the termination of certain leases and other contractual obligations. While the Company does not anticipate material changes at this time to its restructuring plans, management is in the process of refining the restructuring plans and, accordingly, the amounts recorded are based on management's current estimates of those costs. The Company will finalize these plans during the fourth quarter of 1999, and the majority of the restructuring actions are expected to occur through fiscal 2000. Restructuring activity through October 3, 1999 is disclosed in Note 4 to the financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

     The components of the purchase price and preliminary allocation are as follows:

(In thousands)
  CONSIDERATION AND ACQUISITION COSTS:
  Cash paid.................................................  $ 275,000
  Seller note...............................................    150,000
  German pension liability assumed..........................     65,000
  Acquisition costs.........................................     10,000
                                                              ---------
                                                              $ 500,000
                                                              =========
  PRELIMINARY ALLOCATION OF PURCHASE PRICE:
  Current assets............................................  $ 253,294
  Property, plant and equipment.............................     41,258
  Acquired intangibles......................................    163,800
  In-process R&D............................................     23,000
  Goodwill..................................................    177,218
  Liabilities assumed and other.............................   (158,570)
                                                              ---------
                                                              $ 500,000
                                                              =========

     Unaudited pro forma operating results for the Company, assuming the acquisitions of Lumen and The PEAI occurred on December 29, 1997, are as follows:

                                                          NINE MONTHS ENDED
                                                     ---------------------------
                                                     OCTOBER 3,    SEPTEMBER 27,
                                                        1999           1998
                                                     ----------    -------------
(In thousands)
Sales..............................................  $1,150,722     $1,154,785
Income (loss) from continuing operations...........  $   (2,704)    $   44,199
Net income.........................................  $  118,156     $   60,649
Basic earnings per share...........................  $    (2.61)    $    (1.33)
Diluted earnings per share.........................  $    (2.55)    $    (1.32)

     The pro forma amounts in the table above exclude the acquired in-process research and development charges for PEAI of $23 million and $2.3 million for Lumen. Pro forma amounts for the other 1998 acquisitions are not included as their effect is not material to the Company's consolidated financial statements.

(3)  DISCONTINUED OPERATIONS

     On August 20, 1999, the Company sold the assets of its Technical Services segment, including the outstanding capital stock of EG&G Defense Materials, Inc., a subsidiary of the Company, to EG&G Technical Services, Inc., an affiliate of The Carlyle Group LP (the "Buyer"), for approximately $250 million in cash and the assumption by the Buyer of certain liabilities of the Technical Services segment. Approximately $2.1 million of the cash purchase price will be paid by the Buyer to the Company on the seventh anniversary of the closing of this transaction. The purchase price is subject to a post-closing adjustment currently in negotiation related to the working capital of the Technical Services segment.

     The Company accounted for the sale of its Technical Services segment as a discontinued operation in accordance with APB Opinion No. 30 and, accordingly, the results of operations of the Technical Services segment have been segregated from continuing operations and reported as a separate line item on the Company's consolidated income statements. The Company recorded a gain on disposition of discontinued operations of $106 million net of taxes, transaction and related costs during the third quarter of fiscal 1999. The gain was reported separately from the results of the Company's continuing operations.

                       PERKINELMER, INC. AND SUBSIDIARIES

     Summary operating results through August 20, 1999 of the discontinued operations of the Technical Services segment were as follows:

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                               ---------------------------    ---------------------------
                                               OCTOBER 3,    SEPTEMBER 27,    OCTOBER 3,    SEPTEMBER 27,
                                                  1999           1998            1999           1998
                                               ----------    -------------    ----------    -------------
                                                                     (IN THOUSANDS)
Sales........................................   $69,871        $151,984        $302,327       $435,136
Costs and expenses...........................    63,689         141,942         277,793        410,777
                                                -------        --------        --------       --------
Operating income from discontinued
  operations.................................     6,182          10,042          24,534         24,359
Other income.................................       144             417           1,147          1,344
                                                -------        --------        --------       --------
Income from discontinued operations before
  income taxes...............................     6,326          10,459          25,681         25,703
Provision for income taxes...................     3,048           3,765          10,016          9,253
                                                -------        --------        --------       --------
Income from discontinued operations, net of
  income taxes...............................   $ 3,278        $  6,694        $ 15,665       $ 16,450
                                                =======        ========        ========       ========

(4)  RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

     The Company developed restructuring plans during 1998 to integrate and consolidate its businesses and recorded restructuring charges in the first and second quarters of 1998. The specific details of the actions and charges by operating segment are discussed more fully in the 1998 Form 10-K.

     During the first quarter of 1998, management developed a plan to restructure certain businesses. The plan resulted in pre-tax restructuring charges totaling $30.5 million. The principal actions in the restructuring plan included close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower cost geographic locations, disposal of underutilized assets, withdrawal from certain product lines and general cost reductions.

     During the second quarter of 1998, the Company expanded its continuing effort to restructure certain businesses to further improve performance. The plan resulted in additional pre-tax restructuring charges of $19.5 million. The principal actions in this restructuring plan included the integration of current operating divisions into five strategic business segments, close-down or consolidation of a number of production facilities and general cost reductions. As discussed in Note 3, the Company has since divested its Technical Services segment.

     The components of the restructuring charges met the criteria set forth in Emerging Issues Task Force Issue (EITF) 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The charges do not include additional costs associated with the restructuring plans, such as training, consulting, purchase of equipment and relocation of employees and equipment. These costs were charged to operations or capitalized, as appropriate, when incurred.

     During the third quarter of 1999, due to the substantial completion of the actions of the 1998 restructuring plans, the Company reevaluated its 1998 restructuring plans. As a result of this review, costs associated with the previously planned shutdown of two businesses were no longer required due to actions taken to improve performance. As a result of these recent developments, the Company recognized a restructuring credit of $12 million during the third quarter of fiscal 1999 which affected the Fluid Sciences and Optoelectronics segments. The $12 million credit is reflected in "Restructuring Charges, Net" in the accompanying consolidated income statement.

     The acquisitions by the Company discussed in Note 2 and the Company's divestiture during the third quarter of 1999 of its Technical Services segment discussed in Note 3 (exiting government services) were

                       PERKINELMER, INC. AND SUBSIDIARIES
strategic milestones in the Company's transition to a commercial high-technology company. Consistent with the strategic direction of the Company and concurrent with the reevaluation of existing restructuring plans during the third quarter of 1999, the Company developed additional plans during the third quarter of 1999 to restructure certain businesses to continue to improve the Company's performance.

     These plans resulted in pre-tax restructuring charges of $23.5 million recorded in the third quarter of 1999. The principal actions in these restructuring plans include close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower-cost geographic locations, disposal of under-utilized assets, withdrawal from certain product lines and general cost reduction. The restructuring plans are expected to result in the elimination of approximately 400 positions primarily in the manufacturing and sales categories. The major components of the restructuring charges were $13.6 million of employee separation costs to restructure the worldwide organization including the sales and manufacturing focus, $2.3 million of noncash charges to dispose of certain product lines and assets through sale or abandonment, and $7.6 million of charges to terminate lease and other contractual obligations no longer required as a result of the restructuring plans. The charges do not include additional costs associated with the restructuring plans, such as training, consulting, purchase of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred.

     The restructuring actions related to the third quarter of 1999 charge are broken down as follows by business segment:

                                                                                      TERMINATION OF
                                                                    DISPOSAL OF      LEASES AND OTHER
                                                   EMPLOYEE       CERTAIN PRODUCT      CONTRACTUAL
               ($ IN MILLIONS)                 SEPARATION COSTS   LINES AND ASSETS     OBLIGATIONS      TOTAL
               ---------------                 ----------------   ----------------   ----------------   -----
Life Sciences................................       $  .5               $ .8               $4.9         $ 6.2
Optoelectronics..............................         6.1                 .8                2.1           9.0
Instruments..................................         1.8                 --                 --           1.8
Fluid Sciences...............................         5.2                 .2                 .1           5.5
Corporate and Other..........................          --                 .5                 .5           1.0
                                                    -----               ----               ----         -----
          Total..............................       $13.6               $2.3               $7.6         $23.5
                                                    =====               ====               ====         =====

     Further details of the Company's restructuring actions are presented below. Specific businesses within each segment which were affected by the restructuring actions are as follows: The primary Fluid Sciences business affected manufactures certain products for the aerospace markets. The Optoelectronics businesses affected produce various lighting and sensor components and systems. The Instruments restructuring relates to its analytical instruments business, its X-ray imaging business which produces security screening equipment, and its Instruments for Research and Applied Science business which produces particle detector equipment.

     Close-down of certain facilities: Costs have been accrued for the closing down of certain facilities. These costs relate primarily to the Instruments and Optoelectronics segments.

     Transfer of assembly activities: The Company continues to relocate certain activities, primarily in its Optoelectronics segment, to lower cost geographic areas such as Indonesia and China. The costs included in the restructuring charges related to costs associated with exiting the previous operations. Actual costs to physically relocate are charged to operations as incurred.

     Disposal of underutilized assets: The Company plans to dispose of underutilized assets either through sale or abandonment, primarily in its Instruments and Optoelectronics segments.

     Withdrawal from certain product lines: The Company has made a strategic decision to discontinue certain unprofitable product lines primarily in its Optoelectronics segment.

                       PERKINELMER, INC. AND SUBSIDIARIES

     The following table summarizes reserve activity through October 3, 1999 related to the May, 1999 PEAI acquisition as discussed in Note 2 ($ in millions):

                                                                       TERMINATION OF
                                                                      LEASES AND OTHER
                                                       EMPLOYEE         CONTRACTUAL
                                                   SEPARATION COSTS     OBLIGATIONS      TOTAL
                                                   ----------------   ----------------   -----
Accrued restructuring costs at acquisition
date.............................................       $ 30.7              $5.7         $ 36.4
Charges/writeoffs................................        (10.7)               --          (10.7)
                                                        ------              ----         ------
Accrued restructuring costs at October 3, 1999...       $ 20.0              $5.7         $ 25.7
                                                        ======              ====         ======

     The following table summarizes reserve activity through October 3, 1999 related to the December, 1998 Lumen acquisition as discussed in Note 2 ($ in millions):

                                                                                      TERMINATION OF
                                                                    DISPOSAL OF      LEASES AND OTHER
                                                   EMPLOYEE       CERTAIN PRODUCT      CONTRACTUAL
                                               SEPARATION COSTS   LINES AND ASSETS     OBLIGATIONS      TOTAL
                                               ----------------   ----------------   ----------------   -----
Accrued restructuring costs at acquisition
date.........................................       $ 2.0               $2.0               $1.0         $ 5.0
Charges/writeoffs............................        (1.2)               (.7)               (.3)         (2.2)
                                                    -----               ----               ----         -----
Accrued restructuring costs at October 3,
  1999.......................................       $  .8               $1.3               $ .7         $ 2.8
                                                    =====               ====               ====         =====

     The following table summarizes restructuring activity for the first and second quarter 1998 restructuring plans through October 3, 1999 ($ in millions):

Accrued restructuring costs at beginning of year............  $33.4
Charges/write-offs..........................................  (13.8)
Reversals...................................................  (12.0)
                                                              -----
Accrued restructuring costs at October 3, 1999..............  $ 7.6
                                                              =====

     The remaining accrual at October 3, 1999 for the 1998 restructuring plans consisted of the following amounts by segments: Life Sciences -- $1.0 million; Optoelectronics -- $5.0 million; Fluid Sciences -- $.7 million; Corporate and other -- $.9 million. The amounts represent the estimated costs to complete restructuring actions currently in process with anticipated completion in early fiscal 2000.

     During the third quarter of 1999, in connection with its ongoing review of its portfolio of businesses, the Company conducted a strategic review of certain units within its business segments. The strategic review triggered an impairment review of long-lived assets. The Company calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the third quarter of 1999, the Company recorded an impairment charge of $18 million in the Instruments and Optoelectronics segments for the write-down of goodwill. Nine months 1999 approximate revenues in the aggregate for the units under strategic review were less than $60 million for the nine months ended October 3, 1999.

(5) GAINS ON DISPOSITIONS

     In January 1998, the Company sold its Rotron division for $103 million in cash, resulting in a pre-tax gain of $64.4 million. During the first quarter of 1998, the Company also sold a small product line for $4 million in cash, resulting in a pre-tax gain of $3.1 million. The after-tax gains of these divestitures was $45.2 million, or $.99 per diluted share. In April 1998, the Company sold its Sealol Industrial Seals division for cash of $100 million, resulting in a pre-tax gain of $58.3 million. The after-tax gain of this divestiture was $42.6 million, or $.93 per diluted share. Sealol's 1998 sales prior to the disposition were $23 million and its operating income was $2.1 million, or $.04 diluted earnings per share. In connection with these dispositions, during the third quarter and nine months ended October 3, 1999, the Company recognized approximately $7.3 million and $11.5 million, respectively, before taxes of the previously deferred sales proceeds as a result of

                       PERKINELMER, INC. AND SUBSIDIARIES
the favorable resolution of certain events and contingencies and these amounts are reflected in Gains on Dispositions in the accompanying consolidated income statement.

     During the second quarter of 1999, the Company sold its Structural Kinematics business for $15 million of cash. The pre-tax gain was $4.3 million, or $.06 per diluted share, and is reflected in Gains and Dispositions in the accompanying consolidated income statement. The net operating results of the divested business for the six months ended July 4, 1999 were not significant. Additionally, as a result of the Company's continuing evaluation of its Instruments Segment businesses, the Company undertook certain repositioning actions during the second quarter of 1999, including exiting selected product lines and activities, rebalancing its customer mix in certain businesses and other related activities. These actions resulted in second quarter pre-tax charges of approximately $3.4 million, primarily recorded in cost of sales.

(6)  OTHER EXPENSE

     Other expense, net, consisted of the following:

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                           --------------------------   --------------------------
                                           OCTOBER 3,   SEPTEMBER 27,   OCTOBER 3,   SEPTEMBER 27,
                                              1999          1998           1999          1998
                                           ----------   -------------   ----------   -------------
                                                               (IN THOUSANDS)
Interest income..........................   $   505        $1,729        $  2,331       $4,882
Interest expense.........................    (9,140)       (2,450)        (20,981)      (7,540)
Gains on sales of investments............       520         4,254             595        4,465
Other....................................      (489)          (25)         (1,378)      (1,306)
                                            -------        ------        --------       ------
                                            $(8,604)       $3,508        $(19,433)      $  501
                                            =======        ======        ========       ======

(7)  ACCOUNTS RECEIVABLE

     Accounts receivable were net of reserves for doubtful accounts of $8.3 million and $4.4 million at October 3, 1999 and January 3, 1999, respectively. The increase in 1999 is due, in part, to the acquisition of PEAI discussed in Note 2.

(8)  INVENTORIES

     Inventories consisted of the following:

                                                         OCTOBER 3,    JANUARY 3,
                                                            1999          1999
                                                         ----------    ----------
                                                              (IN THOUSANDS)
Finished goods.........................................   $ 90,515      $ 36,552
Work in process........................................     25,150        22,124
Raw materials..........................................     72,225        64,892
                                                          --------      --------
                                                          $187,890      $123,568
                                                          ========      ========

     The increase in 1999 is due, in part, to the acquisition of PEAI discussed in Note 2.

                       PERKINELMER, INC. AND SUBSIDIARIES

(9)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consisted of the following:

                                                         OCTOBER 3,    JANUARY 3,
                                                            1999          1999
                                                         ----------    ----------
                                                              (IN THOUSANDS)
Land...................................................   $ 29,051      $ 23,884
Buildings and leasehold improvements...................    127,817       128,900
Machinery and equipment................................    339,851       338,863
                                                          --------      --------
                                                          $496,719      $491,647
                                                          ========      ========

(10)  INTANGIBLE ASSETS

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

     Goodwill, net of accumulated amortization, was $445 million and $301 million at October 3, 1999 and January 3, 1999, respectively.

(11)  SHORT-TERM DEBT

     Short-term debt at October 3, 1999 was $320 million and included $50 million of money market loans with Chase Securities, Inc., one-year secured promissory notes of $150 million issued to PE Corp. (see Note 2) and $112 million of commercial paper borrowings. The Company's credit facilities and shelf registration statements provide flexibility to refinance its outstanding debt instruments at October 3, 1999 as they mature.

(12)  ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                              OCTOBER 3,   JANUARY 3,
                                                                 1999         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Payroll and incentives......................................   $ 34,118     $ 22,463
Employee benefits...........................................     44,484       31,171
Federal, non-U.S. and state income taxes....................     86,767       36,211
Other accrued operating expenses............................    162,005      128,755
                                                               --------     --------
                                                               $327,374     $218,600
                                                               ========     ========

                       PERKINELMER, INC. AND SUBSIDIARIES

(13)  COMPREHENSIVE INCOME

     Comprehensive income presented in accordance with SFAS No. 130, Reporting Comprehensive Income, consisted of the following:

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                            --------------------------   --------------------------
                                            OCTOBER 3,   SEPTEMBER 27,   OCTOBER 3,   SEPTEMBER 27,
                                               1999          1998           1999          1998
                                            ----------   -------------   ----------   -------------
                                                                (IN THOUSANDS)
Net income................................   $103,773       $15,437       $121,477       $81,534
Other comprehensive income (loss), net of
  tax:
Gross foreign currency translation
  adjustments.............................     11,006         6,260         (6,689)        2,597
Reclassification adjustment for
  translation losses realized upon sale of
  Sealol Industrial Seals.................         --            --             --         3,115
Unrealized gains (losses) on securities...       (734)         (439)          (479)         (677)
                                             --------       -------       --------       -------
                                               10,272         5,821         (7,168)        5,035
                                             --------       -------       --------       -------
Comprehensive income (loss)...............   $114,045       $21,258       $114,309       $86,569
                                             ========       =======       ========       =======

     The components of accumulated other comprehensive income (loss) as presented in the accompanying consolidated balance sheets were as follows:

                                                              OCTOBER 3,   JANUARY 3,
                                                                 1999         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Foreign currency translation adjustments....................   $(3,346)      $3,343
Unrealized gains (losses) on securities.....................       (93)         386
                                                               -------       ------
Accumulated other comprehensive income (loss)...............   $(3,439)      $3,729
                                                               =======       ======

(14)  INDUSTRY SEGMENT INFORMATION

     The Company's continuing businesses are reported as four reportable segments which reflect the Company's management and structure under its four strategic business units (SBUs). The Company's Technical Services segment has been classified as discontinued operations due to its divestiture as discussed in Note 3.

     The accounting policies of the reportable segments are the same as those described in Note 1 of the 1998 Form 10-K. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant.

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

     Instruments: Hardware and associated software for applications in medical diagnostics, biochemical and medical research, materials analyses, environmental monitoring, industrial process measurement, food monitoring, and airport and industrial security. The Company also conducts lubricant testing simulations for the transportation industry.

                       PERKINELMER, INC. AND SUBSIDIARIES

     Fluid Sciences: Static and dynamic seals, sealing systems, bellows devices, solenoid valves, advanced pneumatic components, systems and valves and sheet-metal formed products for use in the aerospace, power generation and semiconductor industries.

     Unaudited sales and operating profit information by segment for the third quarters and first nine months of 1999 and 1998 are shown in Item 2 of this Quarterly Report on Form 10-Q and are considered an integral part of this note.

(15)  SUBSEQUENT EVENT

     On October 5, 1999 the Company announced that it had entered into an agreement to acquire Vivid Technologies, Inc. ("Vivid"). Vivid is a leading supplier of automated explosive detection systems utilized in airports and high-security facilities worldwide. The transaction will be a stock merger whereby, when consummated, the shareholders of Vivid will receive one share of the Company's common stock for each 6.2 shares of Vivid common stock. The transaction will be accounted for by the Company as a purchase in accordance with APB Opinion No. 16. The transaction is subject to customary closing conditions and agreement provisions relating to potential fluctuations in the market price of the Company's stock traded on the New York Stock Exchange (NYSE:
PKI). The transaction is expected to be valued at approximately $63 million, or $6.25 per Common Share of Vivid and is expected to close during the first quarter of fiscal 2000. Vivid Technologies, Inc. generated sales of $17.6 million, and after-tax operating loss of $2.6 million for its fiscal year-ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ACQUISITIONS AND DIVESTITURES

     Acquisitions in early 1998 included Isolab in the Company's Life Sciences segment and Belfab in the Company's Fluid Sciences (formerly named Engineered Products) segment. In the fourth quarter of 1998, the Company acquired Lumen Technologies, Inc. (Lumen) and Life Sciences Resources, Ltd. (LSR). Lumen is primarily reported in the Company's Optoelectronics segment with the photolithography business of Lumen reported within the Company's Instruments segment. LSR is reported in the Company's Life Sciences segment.

     The Company acquired PE Corp's Analytical Instruments Division ("PEAI"), effective May 28, 1999, for a purchase price of approximately $425 million. The Company financed the transaction with a combination of existing cash and equivalents, borrowings under its existing credit facilities and other financing. In addition, under the terms of the Purchase Agreement, the Company assumed a long-term German pension liability of approximately $65 million. This German pension liability was historically funded on a pay-as-you go basis, and the funding going-forward is expected to remain consistent. PEAI is a leading producer of high-quality analytical testing instruments and consumables, and generated 1998 fiscal year sales of $569 million.

     On August 20, 1999, the Company sold its Technical Services segment , including the outstanding capital stock of EG&G Defense Materials, Inc., a subsidiary of the Company, to EG&G Technical Services, Inc., an affiliate of The Carlyle Group LP, for approximately $250 million in cash and the assumption by the Buyer of certain liabilities of the Technical Services segment. Approximately $2.1 million of the cash purchase price will be paid by the Buyer to the Company on the seventh anniversary of the closing of this transaction. The purchase price is subject to a post-closing adjustment currently in negotiation related to the working capital of the Technical Services segment.

     The Company accounted for the sale of its Technical Services segment as a discontinued operation in accordance with APB Opinion No. 30 and, accordingly, the results of operations of the Technical Services segment have been segregated from continuing operations, reported as a separate line item on the Company's consolidated statements of operations and accordingly, prior periods have been restated. The Company contracted to sell the EG&G name, trademark and related rights in connection with this divestiture. Effective October 26, 1999 the Company began trading as PerkinElmer, Inc. (NYSE: PKI). The Company recorded a net gain on disposition of discontinued operations of $106 million net of income taxes, transaction and related costs during the third quarter of fiscal 1999. The gain was reported separately from the results of the Company's continuing operations.

     During the second quarter of 1999, the Company sold its Structural Kinematics business for $15 million cash. The pre-tax gain was $4.3 million, or $.06 per diluted share, and is reflected in Gains on Dispositions in the accompanying income statement. The net operating results of the divested business for the six months ended July 4, 1999 were not significant. Additionally, as a result of the Company's continuing evaluation of its Instruments segment businesses, the Company undertook certain repositioning actions during the second quarter of 1999, including exiting selected product lines and activities, rebalancing its customer mix in certain businesses and other related activities. These actions resulted in second quarter pre-tax charges of approximately $3.4 million, primarily recorded in cost of sales.

     On October 5, 1999 the Company announced that it had entered into an agreement to acquire Vivid Technologies, Inc. ("Vivid"). Vivid is a leading supplier of automated explosive detection systems utilized in airports and high-security facilities worldwide. The transaction will be a stock merger whereby, when consummated, the shareholders of Vivid will receive one share of the Company's common stock for each 6.2 shares of Vivid common stock. The transaction will be accounted for by the Company as a purchase in accordance with APB Opinion No. 16. The transaction is subject to customary closing conditions and agreement provisions relating to potential fluctuations in the market price of the Company's stock traded on the New York Stock Exchange (NYSE:
PKI). The transaction is expected to be valued at approximately $63 million, or $6.25 per Common Share of Vivid and is expected to close during the first quarter of fiscal 2000. Vivid Technologies, Inc. generated sales of $17.6 million, and after-tax operating loss of $2.6 million for its fiscal year ended September 30, 1999.

     Summarized financial information covering the Company's reportable segments is shown in the table below. The following unaudited industry segment information is presented as an aid to better understand the Company's operating results:

                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                ---------------------------------------   ---------------------------------------
                                OCTOBER 3,   SEPTEMBER 27,    INCREASE    OCTOBER 3,   SEPTEMBER 27,    INCREASE
                                   1999          1998        (DECREASE)      1999          1998        (DECREASE)
                                ----------   -------------   ----------   ----------   -------------   ----------
LIFE SCIENCES
     Sales....................   $ 38,930      $ 34,574       $  4,356     $115,520      $102,924      $  12,596
     Operating Profit
       (Loss).................       (817)        3,627         (4,444)       7,613         3,577          4,036
OPTOELECTRONICS
     Sales....................   $102,607      $ 62,162       $ 40,445     $304,749      $194,766      $ 109,983
     Operating Profit
       (Loss).................      2,380         4,210         (1,830)      21,371        (9,789)        31,160
INSTRUMENTS
     Sales....................   $200,451      $ 52,778       $147,673     $381,688      $177,074      $ 204,614
     Operating Profit
       (Loss).................    (12,237)        2,679        (14,916)     (30,981)       (5,781)       (25,200)
FLUID SCIENCES
     Sales....................   $ 46,425      $ 41,989       $  4,436     $133,931      $123,139      $  10,792
     Operating Profit
       (Loss).................      6,998         3,480          3,518       15,857           (37)        15,894
OTHER
     Sales....................   $     --      $     --       $     --     $     --      $ 22,666      $ (22,666)
     Operating Profit
       (Loss).................      3,348        (3,843)         7,191        4,780       108,587       (103,807)
CONTINUING OPERATIONS
     Sales....................   $388,413      $191,503       $196,910     $935,888      $620,569      $ 315,319
     Operating Profit
       (Loss).................       (328)       10,153        (10,481)      18,640        96,557        (77,917)

     The results for the three and nine months ended October 3, 1999 and September 27, 1998, respectively include certain nonrecurring items which are discussed in detail in the Discussion of Consolidated Results of Operations, Segment Results of Operations and Restructuring Charges and Asset Impairment Charges Sections to follow herein.

     Operating profit for the nine months ended September 27, 1998 included a $3 million charitable contribution in Other. Operating profit for the nine months ended September 27, 1998 also included gains of $125.8 million on dispositions of businesses in Other.

DISCUSSION OF CONSOLIDATED RESULTS OF OPERATIONS

     Sales from continuing operations for the third quarter of 1999 were $388.4 million versus $191.5 million in the same period of 1998 representing a 103% increase over the comparable 1998 level. Revenue from acquisitions completed within the past year contributed approximately $179.9 million of revenues while organic growth resulted in an approximately 9% increase during the third quarter versus the same period of 1998. The base revenue growth was driven by strong contributions from all business segments of the Company. Revenues by segment for the third quarter and nine months are discussed in further detail below under the caption Segment Results of Operations.

     Purchase accounting items from recent acquisitions, as well as certain nonrecurring charges discussed herein contributed to an operating loss from continuing operations of $.3 million for the third quarter of 1999 versus operating profit of $10.2 million in the third quarter of 1998. The 1999 third quarter operating loss included: a $7.4 million charge for the revaluation of acquired inventory; restructuring charges (net of restructuring credits) of $11.5 million; and deferred gain recognition from 1998 divestitures of $7.3 million. The 1998 third quarter operating income included integration costs of $.6 million. Discussion of operating income by segment during the third quarter of 1999 versus 1998 is presented in the Segment Results of Operations Section below. Research and development expenses were $20.3 million during the third quarter of 1999, an increase of $9.9 million over the comparable 1998 period and were approximately 5% of total sales for the 1999 and 1998 periods. PEAI contributed approximately $8.6 million of the total increase with the remaining increase during 1999 attributable to the inclusion of the Lumen business acquired in December, 1998. Selling, general and administrative expenses during the third quarter of 1999 increased by $49.5 million versus 1998 due to the expenses related to the acquired PEAI and Lumen businesses which were not in the Company's portfolio in the comparable third quarter of 1998.

     Sales from continuing operations for the nine months ended October 3, 1999 were $935.9 million versus $620.6 million for the same period of 1998. The $315.3 million, or 51%, increase during 1999 was due primarily to revenues from PEAI and Lumen acquisitions, strong contributions from most base businesses offset by divestitures and other factors discussed by business segment in the Segment Results of Operations Section below. Revenues by segment for the nine months of 1999 and 1998 are discussed in further detail below in the Segments Results of Operations section.

     Operating income from continuing operations for the first nine months of 1999 was $18.6 million and included certain purchase accounting items and other nonrecurring items. The nine months 1998 operating income was $96.6 million including certain nonrecurring items. The 1999 operating income included: a charge of $9.9 million for the revaluation of acquired inventory; a charge of $23 million for acquired in-process research and development; restructuring charges (net of restructuring credits) of $11.5 million; deferred gain recognition of $11.5 million, and $3.4 million of other repositioning charges primarily recorded in costs of sales. The nine months 1998 operating income included $125.8 million of gains of the divestiture of certain businesses, an asset impairment charge of $7.4 million, and restructuring charges of $50 million. Discussion of operating income by segment for the nine months of 1999 versus the same period of 1998 is presented below.

SEGMENT RESULTS OF OPERATIONS

     The Company's continuing businesses are reported as four reportable segments, which reflect the Company's management methodology and structure under continuing Strategic Business Units (SBUs). The Company evaluates performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the third quarter and first nine months of 1999 versus the same periods of 1998.

Life Sciences

     Sales for the third quarter of 1999 were $38.9 million compared to $34.6 million for the third quarter of 1998, which represents a $4.3 million, or 12%, increase. The increase was due to higher sales volumes from all base businesses and strong revenues from recently developed products primarily related to the bioanalytical research and clinical diagnostic businesses.

     Sales for the first nine months of 1999 were $115.5 million, an increase of $12.6 million, or 12% over the same period of 1998. Growth in the bioanalytical research and diagnostic businesses, and, to a lesser extent, revenue from the Isolab acquisition completed in early 1998, were the primary components of the increase in 1999.

     Operating loss for the third quarter of 1999 was $.8 million compared to a $3.6 million operating income for the third quarter of 1998. The 1999 operating loss included net restructuring charges of $5.8 million. Excluding these nonrecurring items, operating profit for the third quarter of 1999 increased approximately $1.4 million, or 37% over the comparable period in 1998. The increase was due primarily to the higher revenues discussed above and improved gross margins from most businesses resulting from the sales of higher margin new products.

     Operating income for the first nine months of 1999 was $7.6 million versus $3.6 million for the same period of 1998. The 1999 nine months operating income included net restructuring charges of $5.8 million. The 1998 nine months operating income included restructuring charges of $4.7 million. Excluding these nonrecurring items, operating income for the nine months ended October 3, 1999 increased $5.1 million, or 62% versus the comparable 1998 period. Higher sales from base businesses and improved gross margins were the primary components of the increase.

Optoelectronics

     Sales for the third quarter of 1999 were $102.6 million compared to $62.2 million for the third quarter of 1998, which represents a $40.4 million, or 65%, increase. The increase is due to revenues from Lumen of $35.6 (acquired in December 1998), and increases in most base business sales. These increases during the quarter were offset by continued softness in the sensors business during the third quarter of 1999 versus the third quarter of 1998 and the effects of the absence of revenues in 1999 related to the low-margin automotive sensors and printer circuit board assembly businesses (the Company exited both businesses in late 1998).

     Sales for the first nine months of 1999 were $304.7 million, increasing $110 million, or 56%, versus the same period of 1998. Revenues from Lumen comprised the majority of the increase offset by decreases in certain base businesses during the first nine months of 1999 versus the same period of 1998.

     Operating income for the third quarter of 1999 was $2.4 million compared to $4.2 million for the third quarter of 1998. The 1999 operating income included net restructuring charges of $5.5 million and an asset impairment charge of $3 million. Excluding nonrecurring items, 1999 operating profit for the third quarter increased approximately $6.7 million, or 158% versus the third quarter of 1998. The 1999 increase was due primarily to higher revenues discussed above, the benefits of restructuring activities, including the relocation of certain production to the Far East, and higher gross margins across most businesses. These factors offset the continued softness in the Company's sensor business.

     Operating income for the first nine months of 1999 was $21.4 million versus a loss of $9.8 million for the same period of 1998. The 1999 and 1998 operating income included $5.5 million and $20.3 million of net restructuring charges, respectively. The 1999 operating income also included an asset impairment charge of $3 million. Excluding these nonrecurring items, 1999 operating profit increased $19.3 million, or 184%, up from $10.5 for the same period of 1998. Higher revenues in 1999 due to the Lumen acquisition in 1998, increased gross margins during 1999, productivity initiatives and benefits of restructuring activities were the primary contributors to the increase. These factors offset the continued softness in the Company's sensor business.

Instruments

     Sales for the third quarter of 1999 were $200.5 million compared to $52.8 million for the third quarter of 1998, which represents a $147.7 million, or 280%, increase. Revenues of $136.1 million from the May, 1999 PEAI acquisition during the third quarter of 1999, and inclusion of the Lumen photolithography business offset the impact of continued declines in the Company's automotive business.

     Sales for the nine months ended 1999 and 1998 were $381.7 million and $177.1 million, respectively. The $204.6 million, or 116%, increase during 1999 is due to the revenues from the PEAI of $194 million and contributions from Lumen offset by declines in certain base businesses, primarily automotive.

     Reported operating loss for the third quarter of 1999 was $12.2 million compared to operating income of $2.7 million for the third quarter of 1998. The 1999 operating loss included acquisition charges of $7.4 million for the revaluation of acquired inventory, net restructuring charges of $1.4 million and an asset impairment charge of $15 million. Excluding these nonrecurring items, 1999 operating income for the third quarter increased approximately $8.9 million to $11.6 million, versus the $2.7 million operating income for the third quarter of 1998. PEAI contributions to operating profit in the third quarter of 1999 and the inclusion of Lumen photolithography operating income during the third quarter of 1999, and higher licensing and royalty revenue in the third quarter of 1999 compared to the third quarter of 1998 contributed to the increase. Additionally the Company's security business contributed $1.3 million of operating profit during the quarter versus operating at a loss of $1.1 million during the third quarter of 1998. These improvements were offset by softness in the Company's automotive business due to excess capacity in the marketplace.

     Operating losses for the first nine months of 1999 and 1998 were $31 million and $5.8 million, respectively. The 1999 operating loss included certain nonrecurring items: $23 million related to the acquired in-process research and development charge; a $9.9 charge related to the revaluation of acquired inventory; net restructuring charges of $1.4 million and an asset impairment charge of $15 million. The Company sold its

Structural Kinematics business during the second quarter of 1999. The net operating results of the divested business for the six months ended July 4, 1999 were not significant. Additionally, as a result of the Company's continuing evaluation of its Instruments Segment businesses, the Company undertook certain repositioning actions during the second quarter, including exiting selected product lines and activities, rebalancing its customer mix in certain businesses and other related activities. These actions resulted in second quarter pre-tax charges of approximately $3.4 million, primarily recorded in cost of sales. The 1998 operating profit included restructuring charges of $11.3 million and an asset impairment charge of $7.4 million. Excluding nonrecurring items, operating profit for the first nine months of 1999 was $21.7 million, an increase of $8.8 million, or 68%, versus the same nine months of 1998. The acquired Division and Lumen businesses primarily contributed to this increase. Also, the Company's security business rebounded slightly during the third quarter of 1999 from depressed market conditions since early 1998. These factors primarily offset decreases in the Company's automotive business.

Fluid Sciences

     During the third quarter of 1999, the Company's business segment previously referred to as Engineered Products was renamed Fluid Sciences.

     Sales for the third quarter of 1999 were $46.4 million versus $42 million for the comparable period of 1998, representing a 10.6% increase. Strong increases in semiconductor equipment revenues during the third quarter of 1999 versus 1998 offset the absence of revenues from businesses exited during 1998, primarily sheetmetal fabrication.

     Operating profit was $7 million for the third quarter, an increase of $3.5 million, or 101%, compared to the third quarter of 1998. 1999 operating profit included a net restructuring credit of $2.2 million discussed more fully in the Restructuring Charges section herein. The 1998 operating profit included $.6 million of integration costs. Excluding these nonrecurring items, 1999 operating income increased 17.6% over 1998 levels. Higher sales volume discussed above and productivity improvements offset softness in the large transport aircraft and space marketplaces.

     Sales for the first nine months of 1999 and 1998 were $133.9 million and $123.1 million, respectively. The 9% increase during 1999 versus 1998 was due to the increases in semiconductor equipment revenues, offset by the absence of revenues from businesses exited in 1998 and continued declines in the aerospace markets.

     Operating profit for the first nine months of 1999 was $15.9 million and approximately breakeven in 1998. The 1999 operating income included a net restructuring credit of $2.2 million discussed more fully in the Restructuring Charges section herein. The 1998 results included $10.5 million of restructuring and integration charges. Excluding these nonrecurring items, 1999 operating profit increased $3.2 million, or 31% versus the same period of 1998. Higher volume, productivity gains and the benefits of restructuring activities primarily contributed to the 1999 increase versus 1998.

RESTRUCTURING CHARGES AND ASSET IMPAIRMENT CHARGES

     The Company developed restructuring plans during 1998 to integrate and consolidate its businesses and recorded restructuring charges in the first and second quarters of 1998. The specific details of the actions and charges by operating segment are discussed more fully in the 1998 Form 10-K.

     During the first quarter of 1998, management developed a plan to restructure certain businesses. The plan resulted in pre-tax restructuring charges totaling $30.5 million. The principal actions in the restructuring plan included close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower cost geographic locations, disposal of underutilized assets, withdrawal from certain product lines and general cost reductions.

     During the second quarter of 1998, the Company expanded its continuing effort to restructure certain businesses to further improve performance. The plan resulted in additional pre-tax restructuring charges of $19.5 million. The principal actions in this restructuring plan included the integration of current operating divisions into five strategic business units, close-down or consolidation of a number of production facilities and general cost reductions.

     The components of the restructuring charges met the criteria set forth in Emerging Issues Task Force Issue (EITF) 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The charges do not include additional costs associated with the restructuring plans, such as training, consulting, purchase of equipment and relocation of employees and equipment. These costs were charged to operations or capitalized, as appropriate, when incurred.

     During the third quarter of 1999 due to the substantial completion of the actions of the 1998 restructuring plans, the Company reevaluated its restructuring plans. As a result of this review, costs associated with the previously planned shutdown of two businesses were no longer required due to actions taken by the Company to improve performance. As a result of these recent developments, the Company recognized a restructuring credit of $12 million during the third quarter of fiscal 1999 which affected the Fluid Sciences and Optoelectronics segments and is recorded on the "Restructuring Charges, Net" line in the accompanying consolidated income statement.

     The acquisitions by the Company discussed in Note 2 and the Company's divestiture during the third quarter of 1999 of its Technical Services segment discussed in Note 3 (officially exiting government services) were strategic milestones in the Company's transition to a commercial high-technology company. Consistent with the strategic direction of the Company and concurrent with the reevaluation of existing restructuring plans during the third quarter of 1999, the Company developed additional plans during the third quarter of 1999 to restructure certain businesses to continue to improve the Company's performance.

     These plans resulted in pre-tax restructuring charges of $23.5 million recorded in the third quarter of 1999. The principal actions in these restructuring plans include close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower-cost geographic locations, disposal of under-utilized assets, withdrawal from certain product lines and general cost reduction. The restructuring plans are expected to result in the elimination of approximately 400 positions primarily in the manufacturing and sales categories. The major components of the restructuring charges were $13.6 million of employee separation costs to restructure the worldwide organization including, sales and manufacturing, $2.3 million of noncash charges to dispose of certain product lines and assets through sale or abandonment, and $7.6 million of charges to terminate lease and other contractual obligations no longer required as a result of the restructuring plans. The charges do not include additional costs associated with the restructuring plans, such as training, consulting, purchase of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred.

     The restructuring actions related to the third quarter of 1999 charge are broken down as follows by business segment:

                                                                             TERMINATION OF
                                                           DISPOSAL OF      LEASES AND OTHER
                                          EMPLOYEE       CERTAIN PRODUCT      CONTRACTUAL
                                      SEPARATION COSTS   LINES AND ASSETS     OBLIGATIONS      TOTAL
                                      ----------------   ----------------   ----------------   -----
                                                             ($ IN MILLIONS)
Life Sciences.......................       $  .5               $ .8               $4.9         $ 6.2
Optoelectronics.....................         6.1                 .8                2.1           9.0
Instruments.........................         1.8                 --                 --           1.8
Fluid Sciences......................         5.2                 .2                 .1           5.5
Corporate and Other.................          --                 .5                 .5           1.0
                                           -----               ----               ----         -----
          Total.....................       $13.6               $2.3               $7.6         $23.5
                                           =====               ====               ====         =====

     Further details of the Company's restructuring actions are presented below. The company expects to incur approximately $15 million to $20 million of cash outlays through fiscal 2000 in connection with its third quarter 1999 restructuring plans. These funds will come primarily form operating cash flows or borrowings from existing credit facilities, if required. Pre-tax annual cost savings under these restructuring plans when the plans are fully implemented are expected to be approximately $12 million to $15 million, or approximately $.20 to $.25 per share. Specific businesses within each segment which were affected by the restructuring actions are as follows:
The primary Fluid Sciences business affected manufactures certain products for the aerospace markets. The Optoelectronics businesses affected produce various lighting and sensor components and systems. The Instruments restructuring relates to its analytical instruments business, its X-ray imaging business which produces security screening equipment, and its Instruments for Research and Applied Science business which produces particle detector equipment.

     Close-down of certain facilities: Costs have been accrued for the closing down of certain facilities. These costs relate primarily to the Instruments and Optoelectronics segments.

     Transfer of assembly activities: The Company continues to relocate certain activities, primarily in its Optoelectronics segment, to lower cost geographic areas such as Indonesia and China. The costs included in the restructuring charges related to costs associated with exiting the previous operations. Actual costs to physically relocate are charged to operations as incurred.

     Disposal of underutilized assets: The Company plans to dispose of underutilized assets either through sale or abandonment, primarily in its Instruments and Optoelectronics segments.

     Withdrawal from certain product lines: The Company has made a strategic decision to discontinue certain unprofitable products lines primarily in its Optoelectronics segment.

     The following table summarizes reserve activity through October 3, 1999 related to the May, 1999 PEAI acquisition as discussed in Note 2:

                                                                     TERMINATION OF
                                                                    LEASES AND OTHER
                                                    EMPLOYEE          CONTRACTUAL
                                                SEPARATION COSTS      OBLIGATIONS      TOTAL
                                                ----------------    ----------------   -----
Accrued restructuring costs at acquisition
date..........................................       $ 30.7               $5.7         $ 36.4
Charges/writeoffs.............................        (10.7)                --          (10.7)
                                                     ------               ----         ------
Accrued restructuring costs at October 3,
  1999........................................       $ 20.0               $5.7         $ 25.7
                                                     ======               ====         ======

     The following table summarizes reserve activity through October 3, 1999 related to the December, 1998 Lumen acquisition as discussed in Note 2:

                                                                                      TERMINATION OF
                                                                    DISPOSAL OF      LEASES AND OTHER
                                                   EMPLOYEE       CERTAIN PRODUCT      CONTRACTUAL
                                               SEPARATION COSTS   LINES AND ASSETS     OBLIGATIONS      TOTAL
                                               ----------------   ----------------   ----------------   -----
Accrued restructuring costs at acquisition
date.........................................       $ 2.0               $2.0               $1.0         $ 5.0
Charges/writeoffs............................        (1.2)               (.7)               (.3)         (2.2)
                                                    -----               ----               ----         -----
Accrued restructuring costs at October 3,
  1999.......................................       $  .8               $1.3               $ .7         $ 2.8
                                                    =====               ====               ====         =====

     The following table summarizes restructuring activity for the first and second quarter 1998 restructuring plans through October 3, 1999 ($ in millions):

Accrued restructuring costs at beginning of year............  $33.4
Charges/write-offs..........................................  (13.8)
Reversals...................................................  (12.0)
                                                              -----
Accrued restructuring costs at October 3, 1999..............  $ 7.6
                                                              =====

     The remaining accrued at October 3, 1999 for the 1998 restructuring plans consisted of the following amounts by segment: Life Sciences -- $1.0 million; Optoelectronics -- $5.0 million; Fluid Sciences -- $.7 million; Corporate and other -- $.9 million. The amounts represent the estimated costs to complete restructuring actions currently in process with anticipated completion in early fiscal 2000.

     During the third quarter of 1999, in connection with its ongoing review of its portfolio of businesses, the Company conducted a strategic review of certain units within its business segments. The strategic review triggered an impairment review of long-lived assets. The Company calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the third quarter of 1999, the Company recorded an impairment charge of $18 million in the Instruments and Optoelectronics segments for the write-down of goodwill. Approximate revenues in the aggregate for the units under strategic review were less than $60 million for the nine months ended October 3, 1999. During the second quarter of 1998, the Company recorded an asset impairment charge of $7.4 million in its Instruments segment.

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

DISCONTINUED OPERATIONS

     On August 20, 1999, the Company sold its Technical Services segment to an affiliate of The Carlyle Group LP, for approximately $250 million in cash and the assumption by the Buyer of certain liabilities of the Technical Services Business. Approximately $2.1 million of the cash purchase price will be paid by the Buyer to the Company on the seventh anniversary of the closing of this transaction. The purchase price is subject to a post-closing adjustment currently being negotiated related to working capital of the Technical Services segment.

     The Company accounted for the sale of its Technical Services Business as a discontinued operation in accordance with APB opinion No. 30 and, accordingly, the results of operations of the Technical Services Business have been segregated from continuing operations and reported as a separate line item on the Company's consolidated income statements. The Company recorded a net gain on disposition of discontinued operations of $106 million net of taxes, transaction and related costs during the third quarter of fiscal 1999. The gain was reported separately from the results of the Company's continuing operations. In addition, the Company has reclassified its fiscal 1998 and nine months ended October 3, 1999 financial statements to present the operating results of the Technical Services Business as a discontinued operation.

     The Company's contract, through its Technical Services segment, to provide support services to NASA at Florida's Kennedy Space Center (Florida contract) expired at the end of the third quarter of 1998.

     Sales from discontinued operations through August 20, 1999 for the three and nine months ended October 3, 1999 were $69.9 million and $302.3 million, respectively. Sales from discontinued operations for the three and nine months ended September 27, 1998 were $152 million and $435.1 million, respectively. The decreases during the third quarter and first nine months of 1999 versus the comparable periods of 1998 are due primarily to the expiration of the Florida contract, as discussed above.

     Operating income from discontinued operations through August 20, 1999 was $6.2 million and $24.5 million for the three and nine months ended October 3, 1999, respectively. Operating income from discontinued operations was $10 million and $24.4 million for the three and nine months ended September 27, 1998, respectively. The 1998 operating income included restructuring charges of $.9 million and $3.6 million in the first and second quarters, respectively. The 1999 operating income for the third quarter and first nine months was flat nominally versus the same periods of 1998 before nonrecurring items, due in part, to the loss of sales from the Florida contract.

OTHER

  1999 Compared to 1998

     Other expense was $8.6 million for the third quarter of 1999 versus other income of $3.5 million reported in the same period of 1998. Other expense was $19.4 million for the first nine months of 1999 versus the comparable 1998 period other income of $.5 million. This net increase in other expense for the third quarter and first nine months of 1999 was due primarily to the impact of higher interest expense on increased debt levels resulting from the Division and Lumen acquisitions.

INCOME TAX EXPENSE

     Reported income tax benefit as a percent of pre-tax loss was 35% and 39% for the quarter and nine months ended October 3, 1999, respectively. Reported income tax expense as a percent of pre-tax income for the third quarter and nine months of 1998 was 36% and 33%, respectively due, in part, to the income tax effect on nonrecurring items during the third quarter and nine months of 1999. As a result of this portfolio revenue mix change, the effective tax rate for the Company on pre-tax income before nonrecurring items was 27% and 32% for the quarter and nine months ended October 3, 1999. Assuming no material changes in the geographical mix of the Company's revenue base, the Company expects that its fiscal 1999 effective tax rate will approximate 32%. For the quarter and nine months ended September 27, 1998, income tax expense as a percent of pre-tax income before nonrecurring items was 36%. The geographical mix of the Company's revenues was affected during the third quarter of 1999 as the Company sold its Technical Services segment and integrated PEAI acquired late in the second fiscal quarter of 1999. The income of the Technical Services segment was taxed at the U.S. Federal Rate and applicable state and local rates given that its revenues were earned domestically. As a result, the stand-alone effective tax rate attributable to that segment has historically been higher than the overall 36% effective tax rate for the total Company in the first and second quarters of 1999. The majority of the revenue of the acquired PEAI is generated in non-U.S. countries with overall lower tax rates than the historical 36% effective tax rate for the Company prior to the PEAI acquisition.

                              FINANCIAL CONDITION

     In March 1999, two of the Company's $100 million credit facilities were renewed and increased to a $250 million credit facility that expires in March 2000. The Company has an additional revolving credit agreement for $100 million that expires in March 2002. Debt at October 3, 1999 consisted of $320 million of short-term debt, including $50 million of money market loans with Chase Securities, Inc., one-year secured promissory notes in the aggregate principal amount of $150 million issued by the Company to Perkin-Elmer, with the balance comprised of commercial paper borrowings, and $115 million of long-term debt, primarily unsecured long-term notes.

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

     On May 28, 1999, the Company completed its acquisition of PEAI for an aggregate purchase price of approximately $425 million. The purchase price is subject to a post-closing adjustment currently in negotiation equal to the amount by which the net assets of the PEAI as of the closing date are greater or less than, as the case may be, certain target amounts set forth in the Purchase Agreement dated March 8, 1999 between the Company and PE Corp. (the "Purchase Agreement"). In addition, under the terms of the Purchase Agreement, the Company assumed a long-term German pension liability of approximately $65 million. This

German pension liability was historically funded on a pay-as-you go basis, and the funding going-forward is expected to remain consistent. PEAI is a leading producer of high-quality analytical testing instruments and consumables, and generated 1998 fiscal year sales of $569 million.

     On August 20, 1999, the Company sold its Technical Services segment to an affiliate of The Carlyle Group LP, for approximately $250 million in cash and the assumption by the Buyer of certain liabilities of the Technical Services segment. Approximately $2.1 million of the cash purchase price will be paid by the Buyer to the Company on the seventh anniversary of the closing of this transaction. The purchase price is subject to a post-closing adjustment currently in negotiations related to the working capital of the Technical Services segment. The Company utilized the proceeds net of transaction and related costs to paydown outstanding debt during the third quarter of 1999.

     Cash and cash equivalents decreased by $7.1 million from fiscal 1998 year-end and were $88.4 million at the end of the third quarter of 1999. Net cash provided by operating activities for the nine months ended October 3, 1999 was $53.4 million. Net cash provided by continuing operations was $52.9 million for the nine months ended October 3, 1999. This was comprised of net income from continuing operations before depreciation, amortization and other non-cash items, net, of $76.5 million offset by a $25.2 million net change in certain other assets and liabilities during the 1999 nine months ended. The primary components of this net change included a $29.9 million increase in accounts receivable, an $11.1 million inventory decrease, and $12.9 million of cash outlays associated with the integration and restructuring of the acquired PEAI and Lumen businesses. The inventory decrease is attributable primarily to benefits from working capital management programs. The accounts receivable increase of $29.9 million was due primarily to higher sales during the nine months of 1999 versus the comparable period of 1998. Capital expenditures were $25.5 million for the nine months ended October 3, 1999. Capital expenditures for fiscal 1999 are not expected to exceed $40 million. The Company's credit facilities and shelf registration statements provide flexibility to refinance its outstanding debt instruments at October 3, 1999 as they mature.

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

     PHASE 4 -- REMEDIATION PLAN EXECUTION

          The purpose of this phase is to execute the remediation and contingency plans developed in Phase 3. Each item in the remediation plan is allotted a timeframe for completion, and percentage of completion is monitored and discussed regularly. All SBUs of the Company have completed material remediation activities.

     PHASE 5 -- FINAL TESTING

          The purpose of this phase is to perform follow-up testing of previously noncompliant items that have been corrected through the implementation of Phase 4. This phase is essentially complete.

          A progress chart for the Company's Y2K program as of October 3, 1999 is set forth below. Percentages in the table reflect the Company's best estimate of progress completed to date in each risk area by phase as a percentage of the total estimated time to complete the respective phase.

                                                             REMEDIATION    REMEDIATION       FINAL
                                    INVENTORY   ASSESSMENT    PLANNING     PLAN EXECUTION   TESTING(A)
                                    ---------   ----------   -----------   --------------   ----------
Factory/plant.....................     100%        100%          100%           100%           100%
Facilities........................     100%        100%          100%           100%           100%
Applications......................     100%        100%          100%            99%            99%
Products..........................     100%        100%          100%           100%           100%
Suppliers, vendors and service
  providers.......................     100%        100%          100%           100%           100%
Customers.........................     100%        100%          100%           100%           100%

- ---------------
     (a) essentially complete; ongoing efforts will continue until late in the fourth quarter.

State of Readiness by SBU

     The Company has various worldwide operations. It has planned and continues to execute its Y2K program utilizing a Strategic Business Unit and critical and key operational unit focus. All of the SBUs have developed Y2K programs to address the critical and primary risks assessed based on each SBU's Y2K risk assessment and remediation processes. The primary areas of overall risk assessment, including material third party risk, at the Life Sciences, Optoelectronics, Fluid Sciences and Instruments SBUs of the Company include but are not limited to:

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

     The Company has identified critical third parties and performed risk assessments using structured questionnaires and other procedures to estimate the potential monetary and operational impact to the Company. Questionnaires and surveys were sent out to approximately 6,000 key vendors and suppliers that comprise approximately 30% of the Company's vendor/supplier population. The responses received comprised approximately an 82% response rate. Approximately 92% of those who responded confirmed they were Y2K compliant. For those who were not compliant or who did not respond, the Company developed contingency plans in the event that these material third parties are noncompliant. A complete discussion of the Company's contingency plans for critical areas is discussed in this Year 2000 discussion and follows below. The Company sent out questionnaires and surveys to approximately 1,000 key customers during 1999. The Company also performed on-site readiness reviews for certain key customers.

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

THE COSTS TO ADDRESS THE YEAR 2000 ISSUE

     The Company has estimated costs for its Y2K program based on internal estimates and independent quotes for IT and non-IT corrective actions, products and services, as applicable, in each phase of the Company's Y2K program. The following table sets forth the estimated costs incurred by the Company through October 3, 1999, to address the Y2K issue for its continuing operations. These amounts include the costs to lease, purchase or expense new software and equipment needed to achieve Year 2000 compliance and enhance existing systems, as well as internal costs related to this effort.

                                                               REMEDIATION/IMPLEMENTATION
                                                               ---------------------------
                                      HISTORICAL/PLANNING                        REPLACE/
                                    -----------------------     REMEDIATION      UPGRADE/       TOTAL AS OF
                                    INVENTORY    ASSESSMENT      PLANNING         REPAIR      OCTOBER 3, 1999
                                    ---------    ----------     -----------      --------     ---------------
Factory/plant.....................    $ 40         $  201           $127          $  821          $1,189
Facilities........................      16            154             73             272             515
IT................................     123            159            419           3,539           4,240
Products..........................     240            533            352             548           1,673
Suppliers/vendors.................      43             94             --              --             137
Customers.........................       1             23             --              --              24
                                      ----         ------           ----          ------          ------
          Totals..................    $463         $1,164           $971          $5,180          $7,778
                                      ====         ======           ====          ======          ======

     Amounts expended for remediation activities were outside of and incremental to the Company's IT budget for ongoing operational projects. With the exception of new hardware or software that qualify for capitalization under generally accepted accounting principles, the Company expenses all costs associated with the Y2K program. Remaining funding requirements for the Company's Y2K program activities during 1999 have been incorporated into the Company's 1999 capital and operating plans and are not significant. The Company will utilize cash and equivalents and cash flows from operations to fund the remaining Y2K program costs during the remainder of 1999. None of the Company's other IT projects have been deferred due to its Y2K efforts.

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

                               CONTINGENCY PLANS

     The Company believes that the IT and non-IT which support its critical functions will be ready for the transition to the Year 2000. There can be no assurance, however, that similar unforeseen issues for key commercial partners (including utilities, financial services, building services and transportation services) will not cause a material adverse effect on the Company. To address these risks, and to address a risk that its own IT and non-IT will not perform as expected during the Y2K transition, the Company developed appropriate Y2K contingency plans. During the third quarter of 1999, on-site readiness reviews were conducted by the Company at its most critical vendor and supplier locations. For the Company's material, key and sole source vendors/suppliers who could not be classified or certified as Y2K compliant, contingency plans include, but are not limited to: (i) replacing the vendor/supplier with one that is Y2K compliant, (ii) pre-ordering raw material where applicable, (iii) pre-building product or products, or (iv) pre-shipping product where practicable. The Company believes that its contingency plans are sufficient to address any material business disruption in a reasonable period of time to minimize the effects of an adverse impact to the operations of the Company. If the contingency plans fail, or if the Company is for some unforeseen reason "not ready" for the Y2K issue at a key level of the operations of the business or a contingency plan cannot be implemented in a timely manner, the Company will rely on alternative means of communications, alternative power generation sources for the manufacture of key products, and other manual or backup systems and processes on an interim basis until the Y2K issues can be corrected.

EURO CONVERSION

     On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the new common legal currency, the "euro", which was adopted on that date. There is a transition period between January 1, 1999 and January 1, 2002, during which the euro will be adopted into the operations. Areas of assessment by the Company since 1998 have included the following: cross-border price transparencies and the resulting competitive impact; adaptation of information technology and other system requirements to accommodate euro transactions; the impact on currency exchange rate risk; the impact on existing contracts; and taxation and accounting. The Company's assessment is that the anticipated impact of the euro conversion on the Company's operations will not be material.

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

     This Quarterly Report contains "forward-looking statements." For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of PerkinElmer to differ materially from those indicated by these forward-looking statements. These factors include, without limitation, those set forth in "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information and Factors Affecting Future Performance" of the Company's 1998 Form 10-K which are expressly incorporated by reference herein.

ITEM 3.  MARKET RISK

     Market Risk. The Company is exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company's policies to hedge against known or forecasted market exposures.

     Foreign Exchange Risk Management. As a multinational corporation, the Company is exposed to changes in foreign rates. As the Company's international sales grow, exposure to volatility in exchange rates could have a material adverse impact on the Company's financial results. The Company's risk from exchange rate changes is primarily related to non-dollar denominated sales in Europe and Japan. The Company uses foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. The Company uses these derivative instruments to reduce its foreign exchange risk by essentially creating offsetting market exposures. The instruments held by the Company are not leveraged and are not held for trading purposes. The Company uses forward exchange contracts to hedge its net asset (balance sheet) position. The success of the hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. The principal currencies hedged are the Finnish marka, Singapore dollar, Canadian dollar, British pound, German mark, French franc and Japanese yen. In those currencies where there is a liquid, cost-effective forward market, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated transaction exposure for periods not to exceed one year. The gains and losses on these contracts offset changes in the value of the related exposure.

     Interest Rate Risk. The Company maintains an investment portfolio consisting of securities of various issuers, types and maturities. The investments are classified as available for sale. These securities are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in comprehensive income. These instruments are not leveraged, and are not held for trading purposes.

     It is the Company's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 10, 1999, the Company held a Special Meeting of Stockholders to approve an amendment to the Company's Restated Articles of Organization to change the name of the Company from "EG&G, Inc." to "PerkinElmer, Inc." (the "Name Change"). The Name Change was approved by stockholders holding an aggregate of 35,749,479 shares of common stock of the Company. Stockholders of the Company holding 1,173,377 shares of common stock voted against, 227,957 shares abstained and 8,703,834 were not voted.

                          PART II.  OTHER INFORMATION

                       PERKINELMER, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           Part I Exhibits:

           Exhibit 27 -- Financial data schedule (submitted in electronic format only)

           Part II Exhibits:

           Exhibit 99 -- Agreement and Plan of Merger, dated as of October 4, 1999, by and among the Registrant, Venice Acquisition Corp. and Vivid Technologies, Inc.

           (1) Employment contract between Robert A. Barrett and PerkinElmer, Inc. dated July 23, 1999

           (2) Employment contract between Robert J. Rosenthal and PerkinElmer, Inc. dated July 23, 1999

           (3) Employment contract between Richard F. Walsh and PerkinElmer, Inc. dated July 29, 1999

           (4) Employment contract between Terrance L. Carlson and PerkinElmer, Inc. dated August 1, 1999

           (5) Employment contract between Gregory D. Perry and PerkinElmer, Inc. dated August 18, 1999

           (6) Employment contract between Patrik Dahlen and PerkinElmer, Inc. dated October 1, 1999

     (b)  Reports on Form 8-K

     A report on Form 8-K/A was filed with the Securities and Exchange Commission on August 11, 1999 amending and restating Item 7 of Current Report on 8-K filed on June 14, 1999.

     A report on Form 8-K was filed with the Securities and Exchange Commission on July 28, 1999 regarding a press release issued on July 18, 1999 reporting that the Company had entered into a Purchase and Sale Agreement for the sale of its Technical Services segment.

     A report on Form 8-K was filed with the Securities and Exchange Commission on September 7, 1999 regarding a press release issued on August 20, 1999 reporting that the Company had sold its Technical Services segment.

     A report on Form 8-K was filed with the Securities and Exchange Commission on September 17, 1999 reporting shareholder approval of the Company name change to PerkinElmer, Inc. (NYSE: PKI, effective October 26, 1999).

                       PERKINELMER, INC. AND SUBSIDIARIES

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

Date November 17, 1999