Form 10-K
period 2000-01-02
PERKINELMER INC
filed 2000-03-28
CIK 31791

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-5075

                               PERKINELMER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                MASSACHUSETTS                                   04-2052042
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)
                                                                   02481
 45 WILLIAM STREET, WELLESLEY, MASSACHUSETTS                    (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 237-5100
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

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock, $1 par value, held by nonaffiliates of the registrant on February 25, 2000, was $3,051,477,513.

     As of February 25, 2000, there were outstanding, exclusive of treasury shares, 48,656,003 shares of common stock, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF PERKINELMER, INC.'S PROXY STATEMENT FOR THE
  2000 ANNUAL MEETING OF STOCKHOLDERS....................     PART III (Items 10, 11, 12 and 13)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL BUSINESS DESCRIPTION

     PerkinElmer, Inc. (hereinafter referred to as "PerkinElmer", the "Company", or the "Registrant", which terms include the Company's subsidiaries) is a global technology company which provides products and systems to the telecom, medical, pharmaceutical, chemical, semiconductor and photographic markets. The Company has operations in over 100 countries, and is a component of the S&P 500 Index. The Company's continuing operations are classified into four operating segments:
Life Sciences, Optoelectronics, Instruments, and Fluid Sciences. In 1999 the Company had sales of $1.4 billion from continuing operations. The Company was incorporated under the laws of the Commonwealth of Massachusetts in 1947.

RECENT DEVELOPMENTS

     On October 26, 1999, the Company changed its name from "EG&G, Inc." to "PerkinElmer, Inc." The name change was approved at a Special Meeting of the Stockholders held on September 10, 1999. The Company began trading as (NYSE:
PKI) effective October 26, 1999. On August 20, 1999, the Company sold the assets of its Technical Services segment to an affiliate of the Carlyle Group LP for approximately $250 million in cash and the assumption by the buyer of certain liabilities of the Technical Services segment. On May 28, 1999, the Company completed its acquisition of the Analytical Instruments Division of PE Corp. for an aggregate purchase price of approximately $425 million, plus acquisition costs.

OPERATING SEGMENTS

     Set forth below is a brief summary of each of the Company's four operating segments (also referred to as "strategic business units" or "SBUs"; and within those SBUs, strategic business enterprises referred to as "SBEs") together with a description of certain of their more significant or recently introduced products, services or operations.

  Life Sciences

     Our Life Sciences business unit helps solve the complex analytical problems encountered in bio-screening and population screening laboratories by providing chemical reagents, sample handling and measuring instruments, and computer software. In 1999, this business unit had sales of $164 million, representing 12% of our total sales.

     Life Sciences comprises two SBEs: Bio-screening and Population Screening. Within the field of bio-screening, Life Sciences focuses on customers engaged in drug discovery and has established a strong presence in high throughput screening (HTS) technologies. HTS involves the surveying of vast libraries of chemicals to detect those that display a particular medicinal property. Customers include the HTS laboratories of the world's major pharmaceutical companies.

     In population screening, the subject of the screen is a human patient, typically a large number of patients. For example, newborn babies can be screened for signs of diseases that may be prevented through dietary change or other intervention. Customers include public health authorities in the United States as well as in many European countries.

     Principal Products. The principal products of our Life Sciences business unit include:

     - Multilabel counters and plate readers for rapid quantitative measurement of light signals;

     - Imaging systems to observe and measure cellular and molecular processes;

     - Sample handling and laboratory automation devices;

     - Chemical reagents to allow heterogeneous and homogeneous assays; and

     - Information management software.

     New Products.  New product releases include:

     - The Viewlux(TM) plate reader, a new type of HTS instrument for drug discovery that facilitates higher throughputs by detecting signals from up to 1536 assays simultaneously.

     - A new version of the successful VICTOR(TM)multilabel counter, the VICTOR(2)V(TM), includes several new features requested by our customers in the pharmaceuticals industry.

     - On the diagnostics side, we have extended our product range with several new test kits and the Specimen Gate(TM) laboratory information management system. PerkinElmer Life Sciences is a Microsoft Certified Solution Provider, and this new product is the first of its type based on modern 32-bit Microsoft tools.

     Brand Names. Our Life Sciences business unit offers its products under various brand names including Wallac(TM), Berthold(TM) and DELFIA(R).

  Optoelectronics

     Our Optoelectronics business unit produces a broad spectrum of optoelectronic products, including high volume and high performance specialty lighting sources, detectors, optical fiber communications components, imaging devices, emitters and receivers, mux arrays, and large area amorphous silicon detectors. In 1999, this business unit had sales of $413 million, representing 30% of our total sales.

     The Optoelectronics operations and sales organizations are aligned along three SBEs: Lighting, Imaging and Telecom. Strong relationships exist with major customers in each market including medical, analytical instrumentation, telecommunications, consumer, entertainment, industrial and aerospace.

     Principal Products. The principal products of our Optoelectronics business unit include:

     - Lighting products such as photo flashlamps, and specialty high-intensity discharge (HID) lighting sources and fiber optic systems (xenon, mercury xenon, krypton-arc, metal halide) for medical diagnostics, dental curing and whitening, video projection, semiconductor lithography, stage and studio lighting, cinema projection lighting, solid-state laser pumping, tanning, signage, aerospace and other lighting applications;

     - Imaging products such as linear and two dimensional CCD sensors and cameras for the machine vision and analytical markets, amorphous silicon panels used in digital x-ray imaging and film replacement markets, photomultipliers for use in analytical instruments, and photocells and thermopiles used in gas and thermal monitoring applications;

     - Telecom and sensor components such as high speed Indium Gallium Arsenide (InGaAs) PIN photodiodes and avalanche photodiodes (APDs), InGaAs and APD hybrid microelectronic receiver modules, photodiode linear arrays, Dense Wavelength Division Multiplexer (DWDM) channel monitors, custom packaged laser diodes, Erbium Doped Fiber Amplifier (EDFA) pumps, and fiber optic component and cable test equipment. Other products include detectors and sensors for security systems and for climate and lighting controls.

     New Products.  New product releases include:

     - In the Telecom SBE, recent product releases include a 2.5 Gbit InGaAs APD and related APD receiver module and an InGaAs mux array for use in DWDM channel monitoring.

     - The Imaging SBE officially announced its new channel photomultiplier
       (CPM) product. This product was featured in several industry publications, including Laser Focus World, Sensors, EDN, and Photonics Spectra. In addition, our Amorphous Silicon division made the successful transition from development to production, shipping 41cm x 41cm digital x-ray detectors to GE Medical Systems.

     - In the Lighting SBE, record shipments in flashlamps were supported by Six Sigma(R) (see footnote below) quality for the new fourth generation design. Customer acceptance of the new Cermax(R) lighting system for dental curing was strong in 1999.

     Brand Names. Our Optoelectronics business unit offers its products under various brand names including Heimann(TM), ILC(R), ORC(TM), Reticon(R), Vactec(TM), Wolfram(TM), Voltarc(R), Q-Arc(TM), Power Systems(TM) and Amorphous Silicon(TM).

  Instruments

     Our Instruments business unit develops, manufactures and markets sophisticated analytical instruments and imaging detection systems for research laboratories, academia, medical institutions, government agencies and a wide range of industrial applications designed to provide industry-specific "sample to answer" solutions. In 1999, this business unit had sales of $607 million, representing 45% of our total sales.

     The Instruments business unit has two SBEs: Analytical Instruments and Detection Systems. Analytical Instruments provide world class analytical solutions employing technologies such as molecular and atomic spectroscopies, high pressure liquid chromatography (HPLC), gas chromatography (GC), and thermal and elemental analysis. These instruments measure a range of substances from biomolecules to organic and inorganic chemicals and have applications in the pharmaceutical, food and beverage, chemical semiconductor and environmental markets. Our Detection Systems SBE provides a broad range of products including walk through weapons detection systems, advanced explosive detection systems, and large cargo inspection systems. Typical applications are in the aviation, transportation, government facilities, customs, and hazardous materials detection markets.

     Principal Products. The principal products of our Instruments business unit include:

     - Analytical instruments used to accelerate the drug development process, decipher molecular mechanisms of drug actions, monitor and test for environmental pollutants, confirm nutritional content and safety of foods and beverages, and analyze the purity of raw materials used in the development of semiconductor and optical products.

     - Detection systems used to inspect cargo for weapons, explosives and contraband, hand-held and walk through metal detectors for security screening, and X-ray based technology to identify weapons, explosives or narcotics in hand carried or checked baggage.

     New Products.  Recent product releases include:

     - ELAN 6100 DRC spectrometer produced through a joint venture between the Company and Sciex, gives semiconductor manufacturers the ability to detect and measure critical elements at the parts per trillion and quadrillion levels, a capacity historically degraded by the interference from argon.

     - Turbomass Mass Spectrometer for the determination of volatile organic compounds (VOCs) and semi-volatile organic compounds.

     - TurboLC Plus System for Liquid Chromatography provides pharmaceutical companies the ability to quickly screen and identify combinatorial mixtures, as well as isolate and identify potential drug candidates for development.

     - HTS 7000 PLUS -- Bio Assay Reader provides a versatile, optimized spectroscopic measurement system for molecular biological research and drug development, useful in applications such as lead screening and therapeutic monitoring, and DNA analysis.

     - Spectrum One -- Fourier-transform Infrared (FT-IR) compact system provides major advancements in flexibility, and user-friendly technology for chemical analysis.

---------------

     Six Sigma(R) is a registered trademark of Motorola, Inc. All other trademarks and registered trademarks referenced herein are owned by the Company and its subsidiaries.

     - Linescan(R) V employs state-of-the art electronics and advanced features to improve the reliability of one of the industry's leading X-ray platforms.

     - TRX is the first TIP (or "Threat Image Projection") Ready X-ray system approved by the FAA for purchase and development at U.S. airports, and is a software-based system which allows security managers to consistently monitor the baggage screening process.

     Brand Names. Our Instruments business unit offers its products under various brand names including Astrophysics(TM), Vivid(R), Princeton Applied Research(TM), ORTEC(R), Signal Recovery(TM) and Fiber Optics(TM).

  Fluid Sciences

     Our Fluid Sciences business unit produces static and dynamic seals, sealing systems, solenoid valves, bellows devices, advanced pneumatic components, systems and assemblies and sheet metal-formed products for market-leading original equipment manufacturers and end users. In 1999, this business unit had sales of $180 million, representing 13% of our total sales.

     Typical applications for the products of our Fluid Sciences business unit are in the aerospace, semiconductor and power generation equipment markets as well as lubricant and fuel testing.

     Principal Products. The principal products of our Fluid Sciences business unit include:

     - Welded metal bellows seals that hold the medication in patient pain reduction implants; welded metal bellows for wafer-process vacuum sealing and linear motion devices.

     - Valves that provide propulsion and directional control on satellites and actuation or control on aircraft.

     - Brush seals and flexible, metallic C- and E-Seals that reduce or eliminate emissions and improve efficiency and fuel consumption in power generation engines.

     - Aircraft engine dynamic and static sealing to enhance engine efficiency and reduce fuel consumption.

     - UHV/UHP static sealing in gas delivery and process chamber systems, and in laser and memory devices.

     - Engine and component durability testing, fuel and lubricant testing, vehicle fleet and fuel system testing.

     New Products.  New product releases include:

     - Alpha-C(R) and Beta-C(TM) Seals, a family of ultra-high vacuum seals developed for use in the increasingly harsh environment of semiconductor processing and vacuum equipment.

     - Micromechanical seals designed to be retrofitted into aircraft and other equipment.

     - Hydrodynamic seals developed for aircraft and accessory gearbox locations in order to reduce heat generation. The seals operate on a self-generated film of air, which extends seal life.

     - Air-breather valves that control gearbox pressure during aircraft climb. This product was developed at customer request and combines our bellows and valve technologies to replace a more expensive competing product.

     Brand Names. Our Fluid Sciences business unit offers its products under various brand names, including Pressure Science(TM), Wright Components(TM), Belfab(R), Centurion(TM), Automotive Research(TM), and Missouri Metal Shaping(TM).

  Discontinued Operations

     For a number of years, the Company had provided services under management and operations contracts to the United States Department of Energy (the "DOE") and reports its former DOE Support segment as discontinued operations. The last of these DOE contracts expired in 1997. The Company is in the process of negotiating contract closeouts and does not anticipate incurring any material loss in connection with such contracts in excess of previously established reserves.

     On August 20, 1999, the Company sold the assets of its Technical Services segment, including the capital stock of EG&G Defense Materials, Inc., a subsidiary of the Company, to EG&G Technical Services, Inc., an affiliate of The Carlyle Group LP for approximately $250 million in cash and the assumption by the buyer of certain liabilities of the Technical Services segment. Through its Technical Services segment, the Company provided engineering, scientific, management and technical support services to a broad range of governmental and industrial customers. In 1999, Technical Services had sales of $303 million, reported as discontinued operations.

MARKETING

     All four of the Company's business units, Life Sciences, Optoelectronics, Instruments and Fluid Sciences, market their products and services through their own specialized sales forces as well as independent foreign and domestic manufacturer representatives and distributors. In certain foreign countries, these operating segments have entered into joint venture and license agreements with local firms to manufacture and market their products.

RAW MATERIALS AND SUPPLIES

     Raw materials and supplies used by the Company are generally readily available in adequate quantities from domestic and foreign sources.

PATENTS AND TRADEMARKS

     While the Company's patents, trademarks and licenses in the aggregate are important to its business, the Company does not believe that the loss of any one patent, trademark or license or group of related patents, trademarks or licenses would have a materially adverse effect on the overall business of the Company or on any of its operating segments. The Company has both trademarks and registered trademarks for a variety of its product names. Registration of the PerkinElmer(TM) trademark is pending.

BACKLOG

     At January 2, 2000, the Company had a backlog in continuing operations of approximately $400 million compared to $305 million at January 3, 1999. The increase was primarily due to the acquisition of the Analytical Instruments business from PE Corp. The Company includes in backlog only those orders for which it has received a completed purchase order. The Company estimates that more than 95% of its backlog as of January 2, 2000 will be billed during 2000. Certain of these orders are subject to cancellation by the customer with payment of a negotiated charge. Because of the possible changes in delivery schedules, cancellation of orders and potential delays in product shipments, the Company's backlog as of any particular date may not necessarily be representative of actual sales for any succeeding period.

GOVERNMENT CONTRACTS

     Sales to U.S. government agencies, which were predominantly to the United States Department of Defense and NASA in the former Technical Services segment, which is reported as discontinued operations, were $326 million, $524 million and $537 million in 1999, 1998 and 1997, respectively. Costs incurred under cost-reimbursable contracts are subject to audit by the government. The results of prior audits, which have been completed through 1995, have not had a material effect on the Company.

COMPETITION

     Due to the variety of products and services offered by the Company, it faces a wide range of competition and competitors. The Company in general, however, faces strong competition in a number of markets. This affects its ability to sell its products and services and the prices at which such products and services are sold.

Competitors range from large organizations, both domestic and international, that produce a comprehensive array of goods and services and may have greater financial and other resources than the Company, to smaller organizations which focus on specific market niches.

     In the Life Sciences segment, competition is on the basis of product availability and reliability, and service level. Size of the competition ranges from multinational organizations with a wide range of products to specialized firms that in some cases have well established market niches. The Company competes in these markets on the basis of innovative technologies, product differentiation and quality. The proportion of large competitors in this segment is expected to increase through the continued consolidation of competitors.

     In the Optoelectronics segment, no single competitor competes directly with this segment across its full product range. However, the Company does compete with specialized manufacturing companies in the manufacture and sale of specialty flashtubes and lighting sources, certain photodetectors and photodiodes, and switched power supplies. Competition is based on price, technological innovation, operational efficiency and product reliability and quality.

     In the Instruments segment, the Company faces a similar situation in that no single competitor competes directly with this segment as a whole. The Company competes with instrument companies that serve particular segments of markets in nuclear and industrial instrumentation, and imaging detection systems. The Company competes in this segment primarily on the basis of product performance, product reliability, service and price.

     In the Fluid Sciences segment, competition is typically based on product innovation, quality, service and price. In a few markets, competitors are large, diversified engineering and manufacturing concerns. Most of the Company's competitors, however, are small specialized manufacturing companies offering fewer product lines for narrower market segments. Competition for lubricant testing services is from a few specialized testing companies and some customer-owned laboratories, and is mainly based on quality and price.

     Within all operating segments of the Company, competition for governmental purchases of both products and services is subject to mandated procurement procedures and competitive bidding practices. The Company competes primarily on the basis of product performance, technological innovation, service and price.

RESEARCH AND DEVELOPMENT

     During 1999, 1998 and 1997, Company-sponsored research and development expenditures were approximately $71 million, $46 million and $45 million, respectively. These expenditures were incurred primarily in the Company's Life Sciences, Instruments and Optoelectronics operating segments.

ENVIRONMENTAL COMPLIANCE

     The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.3 million as of January 2, 2000, representing management's estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to five years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

EMPLOYEES

     As of March 1, 2000, the Company employed approximately 12,000 persons. Certain of the Company's subsidiaries are parties to contracts with labor unions. The Company considers its relations with employees to be satisfactory.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

     Sales and operating profit by segment for the three years ended January 2, 2000 are shown in the table below:

                  (IN THOUSANDS)                       1999         1998        1997
                  --------------                    ----------    --------    --------
LIFE SCIENCES
Sales.............................................  $  163,587    $148,124    $125,380
Operating Profit..................................      15,453       9,046      10,108
OPTOELECTRONICS
Sales.............................................     412,592     268,558     261,291
Operating Profit (Loss)...........................      34,934      (5,454)    (23,128)
INSTRUMENTS
Sales.............................................     607,281     247,388     236,839
Operating Profit (Loss)...........................      (9,351)      6,659      17,966
FLUID SCIENCES
Sales.............................................     179,669     167,646     127,087
Operating Profit..................................      22,204       5,194       8,846
OTHER
Sales.............................................          --      22,666     176,885
Operating Profit..................................       3,412     104,279      13,227
CONTINUING OPERATIONS
Sales.............................................   1,363,129     854,382     927,482
Operating Profit..................................      66,652     119,724      27,019

     The Company's Technical Services segment and former Department of Energy segment are presented as discontinued operations and, therefore, are not included in the preceding table. The results for the periods presented included certain nonrecurring items which are discussed in the Management's Discussion and Analysis section of this document.

     Additional information relating to the Company's operating segments is as follows:

                                       DEPRECIATION AND
                                     AMORTIZATION EXPENSE             CAPITAL EXPENDITURES
                                 -----------------------------    -----------------------------
        (IN THOUSANDS)            1999       1998       1997       1999       1998       1997
        --------------           -------    -------    -------    -------    -------    -------
Life Sciences..................  $ 6,189    $ 5,059    $ 4,091    $ 7,465    $ 5,415    $ 3,352
Optoelectronics................   34,430     25,615     19,528     21,155     17,256     21,312
Instruments....................   17,292     10,573     11,688      6,555      8,382      7,616
Fluid Sciences.................    7,093      6,042      3,090      4,515     10,325      9,488
Other..........................    1,111      1,221      4,301      1,402      3,111      5,874
                                 -------    -------    -------    -------    -------    -------
  Continuing operations........  $66,115    $48,510    $42,698    $41,092    $44,489    $47,642
                                 =======    =======    =======    =======    =======    =======
  Discontinued operations......  $   841    $ 1,869    $ 1,914    $ 1,341    $ 2,033    $ 1,087
                                 =======    =======    =======    =======    =======    =======

                                                                    TOTAL ASSETS
                                                              ------------------------
                       (IN THOUSANDS)                            1999          1998
                       --------------                         ----------    ----------
Life Sciences...............................................  $  125,025    $  128,970
Optoelectronics.............................................     448,453       479,818
Instruments.................................................     854,452       183,590
Fluid Sciences..............................................     102,421       112,898
Other.......................................................     184,289       233,502
                                                              ----------    ----------
                                                              $1,714,640    $1,138,778
                                                              ==========    ==========

     Other total assets consisted primarily of cash and cash equivalents, prepaid pension, prepaid taxes and, in 1998, net assets of discontinued operations.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     The following geographic area information for continuing operations includes sales based on location of external customer and net property, plant and equipment based on physical location:

                                                                  SALES
                                                    ----------------------------------
                  (IN THOUSANDS)                       1999         1998        1997
                  --------------                    ----------    --------    --------
U.S...............................................  $  661,609    $447,793    $512,503
Germany...........................................      98,787      67,647      71,390
Japan.............................................      73,567      28,306      21,630
United Kingdom....................................      71,493      47,794      65,462
Italy.............................................      56,433      17,565      19,204
France............................................      50,282      35,329      44,417
Other Non-U.S.....................................     350,958     209,948     192,876
                                                    ----------    --------    --------
                                                    $1,363,129    $854,382    $927,482
                                                    ==========    ========    ========

                                                                NET PROPERTY, PLANT AND
                                                                       EQUIPMENT
                                                                ------------------------
                       (IN THOUSANDS)                              1999          1998
                       --------------                           ----------    ----------
U.S.........................................................     $133,812      $133,550
Germany.....................................................       21,570        21,923
Finland.....................................................       17,277        15,431
Canada......................................................       14,718         8,861
United Kingdom..............................................       13,282         3,453
Other Non-U.S...............................................       27,375        35,462
                                                                 --------      --------
                                                                 $228,034      $218,680
                                                                 ========      ========

     Effectively all of the sales and net property, plant and equipment of the discontinued operations (consisting of the Technical Services segment and former DOE segment) were U.S. based.

ITEM 2.  PROPERTIES

     As of March 1, 2000, the Company occupied approximately 4,048,400 square feet of building area, of which approximately 1,889,400 square feet is owned by the Company. The balance is leased. The Company's headquarters occupies 53,350 square feet of leased space in Wellesley, Massachusetts. The Company's other operations are conducted in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 14 states and 41 foreign countries.

     Non-U.S. facilities account for approximately 1,760,900 square feet of owned and leased property, or approximately 43% of the Company's total occupied space.

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

                                                              OWNED         LEASED        TOTAL
                                                            (SQ. FEET)    (SQ. FEET)    (SQ. FEET)
                                                            ----------    ----------    ----------
Life Sciences.............................................    241,600       142,300       383,900
Optoelectronics...........................................    689,100       743,100     1,432,200
Instruments...............................................    649,200     1,133,500     1,782,700
Fluid Sciences............................................    305,000        86,700       391,700
Corporate Offices.........................................      4,600        53,400        57,900
                                                            ---------     ---------     ---------
CONTINUING OPERATIONS.....................................  1,889,500     2,159,000     4,048,400
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

     The Company and its subsidiary, EG&G Idaho, Inc., have been named as defendants in a lawsuit filed in the United States District Court for the District of Idaho and served in November 1998. The suit was filed under the Civil False Claims Act by two former employees of EG&G Idaho, and names as defendants six entities which were formerly, or currently are, prime or subcontractors to the Department of Energy at the Idaho National Engineering and Environmental Laboratory. The central allegation of the suit is that the defendants submitted false claims to the government for reimbursement of environmental activities which they knew or should have known had been performed improperly or not at all. The damages claimed have not been quantified by the plaintiffs. In November 1999, the Court granted the defendants' motion to dismiss the case under Rule 9(b) of the Federal Rules of Civil Procedure. A restated complaint was filed by the plaintiffs in March 2000, which is currently being reviewed by counsel for the Company. In January 2000, the Company and three other companies were named as defendants in a civil false claim action filed in the United States District Court for the District of Colorado involving security issues at the Department of Energy's Rocky Flats Plant. In March 2000, the Company filed motions to dismiss the case under Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. Plaintiff's response is due in April 2000. The Company intends to defend itself vigorously in these matters and believes that their ultimate disposition will not have a material impact on the Company's consolidated results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company as of March 1, 2000. No family relationship exists between any of the officers.

NAME                                                 POSITION                                      AGE
----                                                 --------                                      ---
Gregory L. Summe...................................  Chairman of the Board,                        43
                                                     Chief Executive Officer and President
Robert F. Friel....................................  Senior Vice President                         44
                                                     and Chief Financial Officer
Terrance L. Carlson................................  Senior Vice President,                        47
                                                     General Counsel and Clerk
Angelo D. Castellana...............................  Senior Vice President                         58
Richard F. Walsh...................................  Senior Vice President                         47
Robert A. Barrett..................................  Senior Vice President                         56
Patrik Dahlen......................................  Senior Vice President                         38
John J. Engel......................................  Senior Vice President                         38
Robert J. Rosenthal................................  Senior Vice President                         43
Gregory D. Perry...................................  Vice President, Control and Treasury          39

     Mr. Summe joined the Company in 1998 as President and Chief Operating Officer, was elected President and Chief Executive Officer in December 1999, and Chairman of the Board in April 1999. Until late 1997, he was President of AlliedSignal's Automotive Products Group. AlliedSignal, Inc., which recently merged with Honeywell and became known as Honeywell International, is a $24 billion multi-product company, which has operations in aerospace, automotive and engineered materials businesses. Prior to being appointed President of AlliedSignal's Automotive Products Group in 1997, Mr. Summe served as President of AlliedSignal's Aerospace Engines from 1995 to 1997 and as President of AlliedSignal's General Aviation Avionics from 1993 to 1995.

     Mr. Friel joined the Company in February 1999 as Senior Vice President and Chief Financial Officer. From 1997 to 1999 he was Corporate Vice President and Treasurer of AlliedSignal, Inc., which is described above. Prior to that he was Vice President, Finance and Administration of AlliedSignal Engines from 1992 to 1996.

     Mr. Carlson joined the Company in June 1999 as Senior Vice President, General Counsel and Clerk. From 1997 to 1999 he was Deputy General Counsel of AlliedSignal, Inc. Prior to that he was Vice President and General Counsel of AlliedSignal Aerospace from 1994 to 1997, and from 1986 to 1994 he was a partner in the law firm of Gibson, Dunn & Crutcher.

     Mr. Castellana joined the Company in 1965. He was elected a Vice President in 1991 and a Senior Vice President in 1997 and serves as a principal executive in the Office of the Chief Executive Officer, overseeing productivity improvements and sourcing, and special assignments.

     Mr. Walsh joined the Company in July 1998 as Senior Vice President of Human Resources. From 1989 to 1998, he served as Senior Vice President of Human Resources of ABB Americas, Inc., the U.S. based subsidiary of an international engineering company.

     Mr. Barrett was elected a Vice President of the Company in January 1997 and a Senior Vice President in January 2000. He has served as President of the Fluid Sciences Strategic Business Unit since May 1998. From 1990 to 1997, he served as President and General Manager of the Company's Pressure Science division.

     Mr. Dahlen was elected a Vice President of the Company in October 1999 and a Senior Vice President in January 2000. He has served as President of the Life Sciences Strategic Business Unit since September 1999. From April through October 1999, Mr. Dahlen was General Manager of the Reticon division of the

Optoelectronics Strategic Business Unit. From September 1995 through April 1999 Mr. Dahlen was Director of Marketing and General Manager of US Diagnostics for the Life Sciences Strategic Business Unit. Mr. Dahlen had been Marketing Manager of Wallac Oy, a subsidiary of the Company, from February 1995 until September 1995. During 1994 he was Director, Diagnostic Systems at Wallac Oy. Mr. Dahlen is a citizen of Finland.

     Mr. Engel was elected a Vice President of the Company in April 1999 and a Senior Vice President in January 2000. He has served as President of the Optoelectronics Strategic Business Unit since March 1999. Mr. Engel had been associated with AlliedSignal since 1994, serving as Vice President and General Manager of Business and General Aviation from 1997 to March 1999, Vice President of the Flight Controls Enterprise in 1996, and Director of the Radar and Collision Avoidance Enterprise from 1994 to 1995.

     Dr. Rosenthal was elected a Vice President of the Company in April 1999 and a Senior Vice President in January 2000. He has served as President of the Instruments Strategic Business Unit since March 1999. Dr. Rosenthal had been President and Chief Executive Officer of Thermo Optek Corporation since January 1998. Thermo Optek Corporation is an analytical instrumentation company focusing on energy and light measurement, and is a subsidiary of Thermo Electron. Dr. Rosenthal became a Senior Vice President of Thermo Optek in August 1996, Executive Vice President and Chief Operating Officer in November 1996, and President and Chief Operating Officer in April 1997. Prior to that, Dr. Rosenthal was President of Nicolet Instrument Corporation since 1993.

     Mr. Perry joined the Company in September 1998 as Controller, and was elected Vice President, Control and Treasury in 1999. From 1997 to 1998, he served as Chief Financial Officer of AlliedSignal's Automotive Products Group and as Chief Financial Officer of AlliedSignal's Fram and Autolite Units. Prior to 1997, he served as Vice President, Finance of GE Medical Systems Europe from 1994 to 1997, and served as Manager in charge of business development for GE Motors from 1991 to 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

                                                                     1998 QUARTERS
                                                          ------------------------------------
                                                          FIRST     SECOND    THIRD     FOURTH
                                                          ------    ------    ------    ------
High....................................................  $28.50    $33.75    $30.13    $29.44
Low.....................................................   19.44     27.13     18.88     20.50

                                                                     1999 QUARTERS
                                                          ------------------------------------
                                                          FIRST     SECOND    THIRD     FOURTH
                                                          ------    ------    ------    ------
High....................................................  $30.19    $36.25    $39.94    $45.00
Low.....................................................   25.50     26.50     31.50     36.63

DIVIDENDS

                                                                        1998 QUARTERS
                                                              ----------------------------------
                                                              FIRST    SECOND    THIRD    FOURTH
                                                              -----    ------    -----    ------
Cash Dividends Per Common Share.............................  $.14      $.14     $.14      $.14

                                                                        1999 QUARTERS
                                                              ----------------------------------
                                                              FIRST    SECOND    THIRD    FOURTH
                                                              -----    ------    -----    ------
Cash Dividends Per Common Share.............................  $.14      $.14     $.14      $.14

     The Company's common stock is listed and traded on the New York Stock Exchange. The number of holders of record of the Company's common stock as of February 25, 2000, was approximately 9,000.

     In October 1999, the Board of Directors of the Company declared a regular quarterly cash dividend of fourteen cents per share of common stock. The quarterly cash dividend was paid on February 10, 2000, to stockholders of record at the close of business on January 21, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION
                    FOR THE FIVE YEARS ENDED JANUARY 2, 2000

    (IN THOUSANDS WHERE APPLICABLE)          1999             1998            1997          1996        1995
    -------------------------------       ----------       ----------       --------      --------    --------
OPERATIONS:
Sales...................................  $1,363,129       $  854,382       $927,482      $928,287    $887,313
Operating income from continuing
  operations............................      66,652(1)       119,724(5)      27,019(9)     56,265      50,628
Income from continuing operations.......      28,371(2)        79,001(6)       9,562(10)    34,264      33,340
Income from discontinued operations, net
  of income taxes.......................      15,665           23,001(7)      24,130        25,892      34,700
Gain on disposition of discontinued
  operations, net of income taxes.......     110,280(3)            --             --            --          --
Net income..............................     154,316(2)(3)    102,002(6)(7)   33,692(10)    60,156      68,040
Basic earnings per share:
  Continuing operations.................         .62(2)          1.74(6)         .21(10)       .72         .64
  Discontinued operations...............        2.77(3)           .51(7)         .53           .55         .68
  Net income............................        3.39(2)(3)       2.25(6)(7)      .74(10)      1.27        1.32
Diluted earnings per share:
  Continuing operations.................         .61(2)          1.72(6)         .21(10)       .72         .64
  Discontinued operations...............        2.70(3)           .50(7)         .53           .55         .68
  Net income............................        3.31(2)(3)       2.22(6)(7)      .74(10)      1.27        1.32
Weighted-average common shares
  outstanding:
  Basic.................................      45,522           45,322         45,757        47,298      51,483
  Diluted...............................      46,569           45,884         45,898        47,472      51,573
Return on equity........................        32.5%(4)         28.0%(8)        9.7%(11)     16.4%       16.8%
FINANCIAL POSITION:
Total assets............................  $1,714,640       $1,138,778       $777,737      $774,761    $757,927
Short-term debt.........................     382,162          157,888         46,167        21,499       5,275
Long-term debt..........................     114,855          129,835        114,863       115,104     115,222
Long-term liabilities...................     196,511          124,799         95,940        76,087      63,816
Stockholders' equity....................     550,776          399,667        328,388       365,106     366,946
Total debt/total capital................          47%              42%            33%           27%         25%
Common shares outstanding...............      46,366           44,746         45,333        46,309      47,610
CASH FLOWS:
Cash flows from continuing operations...  $  108,768       $   40,853       $ 11,405      $ 48,291    $ 80,868
Cash flows from discontinued
  operations............................       7,061           28,702         23,433        31,867      69,297
Cash flows from operating activities....     115,829           69,555         34,838        80,158     150,165
Depreciation and amortization...........      66,115           48,510         42,698        38,861      37,432
Capital expenditures....................      41,092           44,489         47,642        78,796      60,689
Purchases of common stock...............         970           41,217         28,104        30,760     135,079
Cash dividends per common share.........         .56              .56            .56           .56         .56

---------------
 (1) Operating income from continuing operations included net nonrecurring expense items totaling $52.1 million pre-tax.

 (2) Income from continuing operations included the items in (1) above, plus net nonrecurring other income items totaling $3.5 million pre-tax. The net nonrecurring items, which are discussed in the notes to the consolidated financial statements and the Management's Discussion and Analysis sections of this document, totaled $35.2 million after-tax ($.77 basic, $.76 diluted loss per share).

 (3) Discontinued operations included a $181 million nonrecurring pre-tax gain on disposition, $110 million after-tax ($2.42 basic, $2.37 diluted earnings per share).

 (4) Return on equity before effects of nonrecurring items was 18.1%.

 (5) Operating income from continuing operations included net nonrecurring income items totaling $62.5 million pre-tax.

 (6) Income from continuing operations included the items in (5) above, plus a $4.3 million pre-tax investment gain. The net nonrecurring items, which are discussed in the notes to the consolidated financial statements and the Management's Discussion and Analysis sections of this document, totaled $44.7 million after-tax ($.99 basic, $.97 diluted earnings per share).

 (7) Discontinued operations included nonrecurring expense items related to restructuring and other charges totaling $6.8 million pre-tax, $4.1 million after-tax ($.09 basic and diluted loss per share).

 (8) Return on equity before effects of nonrecurring items was 17.9%.

 (9) Operating income from continuing operations included an asset impairment charge of $28.2 million pre-tax.

(10) Income from continuing operations included the item in (9) above, plus a $3.4 million pre-tax cost of capital reimbursement. The net nonrecurring items, which are discussed in the notes to the consolidated financial statements and Management's Discussion and Analysis sections of this document, totaled $21.2 million after-tax ($.46 basic and diluted loss per share).

(11) Return on equity before effects of nonrecurring items was 15.4%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     During 1999, the Company accelerated its transformation towards becoming a high-technology global leader. In addition to significantly improving the operating performance of the Company during 1999, several acquisitions and divestitures were concluded which have shifted the portfolio of businesses to higher growth potential including:

     - acquisition of the Analytical Instruments business from PE Corp.

     - divestiture of government services business

     - divestiture of structural kinematics business

     These transactions resulted in gains from the divestitures and acquisition-related charges. In addition, the Company's continued restructuring efforts during 1999 resulted in certain one-time items. The table presented below reconciles the reported results of the Company in the accompanying financial statements to the financial results before these nonrecurring items. On this adjusted basis (which includes results of discontinued operations through the date of divestiture), EPS expanded 27% during 1999 to $1.70 versus $1.34 in 1998. Excluding results of discontinued operations, 1999 adjusted EPS was $1.36 versus $.75 in 1998, representing an 81% increase.

                                                               1999      1998
                                                              ------    ------
Diluted EPS, as reported....................................  $ 3.31    $ 2.22
Gains on dispositions.......................................   (2.63)    (1.91)
Acquisition-related charges.................................     .51       .05
Restructuring and other one-time items......................     .51       .98
                                                              ------    ------
"Adjusted" EPS..............................................  $ 1.70    $ 1.34
                                                              ======    ======

DISCUSSION OF CONSOLIDATED RESULTS OF OPERATIONS -- 1999 COMPARED TO 1998

     Over the past two years, the mix of the Company's consolidated revenues from continuing operations has changed significantly, which resulted in reported sales from continuing operations of $1,363 million in 1999 versus $854 million in 1998, representing a 60% increase. Organic growth for 1999 totaled 8%, which the Company defines as growth in historical businesses plus growth in acquired businesses assuming they were owned in prior periods, reduced for the effects of exited businesses and foreign exchange. Revenues by segment during 1999 versus 1998 are discussed in further detail below under the caption "Segment Results of Operations."

     Due to the number of changes in the portfolio of businesses, the table presented below reconciles reported operating profit from continuing operations to operating profit before nonrecurring items.

                                                                     PRE-TAX
                                                                OPERATING INCOME
                                                              ---------------------
(IN THOUSANDS)                                                  1999        1998
--------------                                                --------    ---------
As reported.................................................  $ 66,652    $ 119,724
Gains on dispositions.......................................   (17,750)    (125,822)
Acquisition-related charges.................................    32,857        2,300
Restructuring charges and other one-time items, net.........    36,948       61,027
                                                              --------    ---------
Adjusted operating profit...................................  $118,707    $  57,229
                                                              ========    =========

     Adjusted operating income before nonrecurring items was $118.7 million for 1999 versus $57.2 million in 1998, representing an increase of $61.5 million, or 107%, during 1999 compared to 1998. On an adjusted basis, operating margin increased 200 basis points to 8.7% of consolidated sales for 1999 versus 1998 operating margin of 6.7%. The increase in operating profit during 1999 was due to higher revenues discussed above, the benefits from restructuring activities and Six Sigma productivity initiatives, and the changes in the portfolio of businesses as the acquired businesses have higher margins than those divested.

SEGMENT RESULTS OF OPERATIONS

     The Company's businesses are reported as four segments, reflecting the Company's management methodology and structure. The Company's Technical Services segment has been classified as discontinued operations due to its divestiture during 1999. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. The Company evaluates performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for 1999 versus 1998 and 1998 versus 1997.

  Life Sciences

     1999 Compared to 1998

     Sales of $163.6 million for 1999 increased $15.5 million versus 1998. Adjusting for the impact of the stronger dollar, revenue growth during 1999 was 17%. Higher volumes from continued strength in the high throughput screening and genetic disease screening markets, and revenues from new products were the primary contributors to this increase during 1999.

     Reported operating profit was $15.5 million during 1999 versus $9 million in 1998, representing an increase of $6.5 million, or 72%. 1999 operating profit included net restructuring charges of $5.8 million. Excluding nonrecurring items in 1999 and 1998, operating profit increased $7.6 million during 1999 to $21.3 million representing a 55% increase versus 1998. Higher sales discussed above and increased gross margins across most businesses, driven primarily by higher-margin new products sold in 1999, were the primary contributors for the overall 1999 increase compared to 1998.

     1998 Compared to 1997

     Sales for 1998 were $148.1 million compared to $125.4 million for 1997, which represented a $22.7 million, or 18%, increase. Higher sales volumes from certain base businesses, revenues from recently developed products and the Isolab acquisition revenues of $6.5 million were the primary reasons for the increase during 1998. The higher volumes during 1998 primarily related to the high throughput screening and genetic disease screening businesses.

     Reported operating profit for 1998 was $9 million compared to $10.1 million for 1997, which represents a $1.1 million, or 11%, decrease. Restructuring charges of $4.6 million recorded in the first half of fiscal 1998 contributed to this decrease. 1998 base operating profit was $13.6 million compared to $10.3 million for 1997, which represented a $3.3 million, or 32%, increase. The increase was due primarily to the higher revenues discussed above and improved gross margins from most businesses resulting from higher sales of higher margin products and continued improvements in quality.

  Optoelectronics

     1999 Compared to 1998

     Sales for 1999 were $412.6 million, compared to 1998 sales of $268.6 million, representing an increase of $144 million, or 54%. Revenue from the acquired specialty lighting business and strong organic growth was partially offset by softness in the sensors business and exited businesses.

     Reported operating profit for 1999 was $34.9 million versus an operating loss of $5.5 million in 1998. The 1999 operating income included net restructuring charges of $5.5 million and an asset impairment charge of $3 million. Excluding nonrecurring items, operating profit in 1999 and 1998 was $43.4 million and $17.1 million, respectively, representing an increase of $26.3 million, or 154%. The 1999 increase was primarily due to higher revenues discussed above, higher margin new products, the exiting from unprofitable businesses and the shift by the Company to lower cost manufacturing areas.

     1998 Compared to 1997

     Sales for 1998 were $268.6 million compared to $261.3 million for 1997, which represents a $7.3 million, or 3%, increase. Slight increases in sales across most businesses were partially offset by lower 1998 printer circuit board assembly sales versus 1997.

     Reported operating loss for 1998 was $5.5 million compared to a loss of $23.1 million for 1997 which represents an increase of $17.6 million, or 76%. Restructuring charges of $20.3 million were recorded in the first half of fiscal 1998 and a fourth quarter charge of $2.3 million was recorded for an in-process research and development charge related to the Lumen acquisition; each contributed to the 1998 operating loss. 1998 base operating profit was $17.1 million compared to $5.3 million for 1997, which represented an $11.8 million, or 223%, increase. Higher gross margins across most businesses, favorable product mix, and various operational improvement initiatives to lower production costs were the primary contributors to this increase.

  Instruments

     1999 Compared to 1998

     Sales for 1999 and 1998 were $607.3 million and $247.4 million, respectively, increasing $359.9 million, or 145%, during 1999 compared to 1998. 1999 revenues from acquisitions and higher security revenues during 1999 offset the effects of divestitures and lower revenues in certain base businesses, primarily automotive, compared to 1998.

     PEAI acquisition purchase accounting charges and certain nonrecurring items during 1999 contributed to a reported operating loss of $9.4 million versus operating income of $6.7 million in 1998. The 1999 operating loss included the following: $23 million charge related to acquired in-process research and development; a $9.9 million charge related to the revaluation of acquired inventory; net restructuring charges of $1.4 million; an asset impairment charge of $15 million and other repositioning costs of $4.4 million. Excluding nonrecurring items in 1999 and 1998, operating profit in 1999 increased $19 million, or 75%, to $44.3 million compared to 1998. Operating profit from the acquired PEAI and Lumen photolithography businesses were partially offset by the effects of depressed market conditions in the security and automotive businesses during most of 1999.

     1998 Compared to 1997

     Sales for 1998 were $247.4 million compared to $236.8 million for 1997, which represented a $10.6 million, or 4%, increase. This was due primarily to the effects of a $4.5 million increase in automotive business revenues and $4 million of royalty and licensing fees. These increases were partially offset by a 6% decrease in 1998 X-ray revenues due to an overall softening in the security markets.

     Reported operating profit for 1998 was $6.7 million compared to $18 million for 1997, which represents a decrease of $11.3 million, or 63%. Restructuring charges of $11.3 million and an asset impairment charge of $7.4 million were recorded in the first half of 1998 and contributed to this decrease. 1998 base operating profit was $25.3 million compared to $20.6 million for 1997, which represents a $4.7 million, or 23%, increase. Base operating income in 1998 increased versus 1997 due primarily to the royalty and licensing fees, which contributed $3.1 million to operating income, and a $2 million refund of sales and use taxes which were offset in part by customer contract provisions.

  Fluid Sciences

     1999 Compared to 1998

     During the third quarter of 1999, the Company's business segment previously referred to as Engineered Products was renamed Fluid Sciences.

     Sales for 1999 were $179.7 million compared to $167.6 million in 1998, representing a $12.1 million, or 7%, increase. Recovery in the semiconductor industry and continued growth in the power generation businesses offset continued weakness in the aerospace markets and the absence of revenues from businesses exited by the Company during 1998, primarily certain sheetmetal fabrication operations.

     Reported 1999 operating profit increased $17 million, or 327%, to $22.2 million compared to $5.2 million in 1998. The 1999 operating income included a net restructuring credit of $2.2 million discussed more fully in the Restructuring Charges section herein. Excluding 1999 and 1998 nonrecurring items, 1999 operating profit was $20 million versus $15.7 million in 1998, representing an increase of $4.3 million, or 27%. Higher sales discussed above and higher gross margins due to Six Sigma and restructuring initiatives were the primary factors contributing to the increase in 1999 versus 1998.

     1998 Compared to 1997

     Sales for 1998 were $167.6 million compared to $127.1 million for 1997, which represents a $40.5 million, or 32%, increase. Modest strength in the Company's aerospace business partially contributed to the increase and was offset in part by market softness which affected the semiconductor business. The Belfab acquisition completed in the second quarter of 1998 contributed $17.2 million while most other segment businesses recorded higher 1998 sales compared to 1997. Excluding the acquisition, revenues in 1998 increased approximately 18% compared to 1997.

     Reported operating profit for 1998 was $5.2 million compared to $8.8 million for 1997, which represented a decrease of $3.6 million, or 41%. Restructuring charges of $9.9 million recorded in the first half of 1998 and $0.6 million of integration costs recorded in the third quarter of 1998 contributed to this decrease. 1998 base operating profit was $15.7 million compared to $9.3 million for 1997, which represented an increase of $6.4 million, or 69%. Higher gross margins driven primarily by higher sales levels and certain manufacturing cost improvements across most businesses within the segment contributed to this increase. Belfab did not contribute to operating profit during 1998.

CONSOLIDATED RESULTS -- RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     In 1997, as part of a plan to reposition its operations, the Company recorded $7.8 million of integration costs, which included $4.4 million related to employee separation costs and $3.4 million related to its consolidation effort. These costs were included in selling, general and administrative expenses.

     The Company developed restructuring plans during 1998 to integrate and consolidate its businesses and recorded restructuring charges in the first and second quarters of 1998. The Company developed additional plans during the third quarter of 1999 to restructure certain businesses to continue to improve the Company's performance. Each plan is discussed separately below and in more detail in Note 3 to the accompanying consolidated financial statements.

  First Quarter of 1998 Plan

     During the first quarter of 1998, management developed a plan to restructure certain businesses. A discussion of the businesses affected within each segment is presented in detail in Note 3. The plan resulted in pre-tax restructuring charges totaling $30.5 million. The principal actions in the restructuring plan included close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower cost geographic locations, disposal of underutilized assets, withdrawal from certain product lines and general cost reductions.

  Second Quarter of 1998 Plan

     During the second quarter of 1998, the Company expanded its continuing effort to restructure certain businesses to further improve performance. The plan resulted in additional pre-tax restructuring charges of $19.5 million. The principal actions in this restructuring plan included the integration of operating divisions into five strategic business units (SBUs), close-down or consolidation of a number of production facilities and general cost reductions. As discussed in Note 8 to the accompanying financial statements, the Company has since divested its Technical Services segment. Pre-tax restructuring charges of $4.5 million were charged to discontinued operations in 1998 ($0.9 million in the first quarter and $3.6 million in the second quarter), primarily related to severance benefits, all of which have been incurred as of January 2, 2000.

  Third Quarter of 1999

     During the third quarter of 1999, due to the substantial completion of the actions of the 1998 restructuring plans, the Company reevaluated its 1998 restructuring plans. As a result of this review, costs associated with the previously planned shutdown of two businesses were no longer required due to actions taken to improve performance. As a result of these recent developments, the Company recognized a restructuring credit of $12 million during the third quarter of 1999, which primarily affected the Fluid Sciences and Optoelectronics segments. The $12 million credit is reflected in "Restructuring Charges, Net" in the Consolidated Income Statements.

     The acquisitions by the Company discussed in Note 2 to the accompanying consolidated financial statements and the Company's divestiture during the third quarter of 1999 of its Technical Services segment discussed in Note 8 to the accompanying consolidated financial statements (exiting government services) were strategic milestones in the Company's transition to a commercial high-technology company. Consistent with the strategic direction of the Company and concurrent with the reevaluation of existing restructuring plans during the third quarter of 1999, the Company developed additional plans during the third quarter of 1999 to restructure certain businesses to continue to improve the Company's performance.

     These plans resulted in a pre-tax restructuring charge of $23.5 million recorded in the third quarter of 1999. The principal actions in these restructuring plans include close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower-cost geographic locations, disposal of under-utilized assets, withdrawal from certain product lines and general cost reductions. Details related to these restructuring plans are discussed in Note 3 to the accompanying consolidated financial statements.

     The components of the restructuring charges met the criteria set forth in Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The charges do not include additional costs associated with the restructuring plans, such as training, consulting, purchase of equipment and relocation of employees and equipment. These costs were charged to operations or capitalized, as appropriate, when incurred.

     As discussed in Note 2 to the accompanying consolidated financial statements, approximately $5 million was recorded as accrued restructuring charges in connection with the Lumen acquisition and approximately $28 million was recorded as accrued restructuring charges in connection with the acquisition of PEAI.

     Cash outlays during 1999 and 1998 were $32.5 million and $23.5 million, respectively, for all of the plans discussed above. The Company expects to incur approximately $25-$30 million of cash outlays in connection with these plans throughout fiscal 2000. These funds will come from operating cash flows or borrowing from existing credit facilities. The estimated full year's pre-tax savings under the restructuring plans, due primarily to lower depreciation and lower employment costs, when the plans are fully implemented are anticipated to be approximately $27-$30 million, or $.37 to $.42 per share.

     During the third quarter of 1999, in connection with its ongoing review of its portfolio of businesses, the Company conducted a strategic review of certain units within its business segments. The strategic review triggered an impairment review of long-lived assets of certain businesses which are expected to be disposed. The Company calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the third quarter of 1999, the Company recorded noncash impairment charges and wrote down goodwill by $15 million in the Instruments segment and $3 million in the Optoelectronics segment. Sales and operating profit for the businesses under strategic review were approximately $54 million and $2 million, respectively, in 1999.

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

     During the second quarter of 1997, the Company recorded a noncash impairment charge of $28.2 million, with $26.7 million related to IC Sensors in the Optoelectronics segment and $1.5 million related to the goodwill of an environmental services business in Other. As a result of IC Sensors' inability to achieve the improvements specified in its corrective action plan, it continued operating at a loss in the second quarter of 1997, triggering an impairment review of its long-lived assets. A revised operating plan was developed to restructure and stabilize the business. The revised projections by product line provided the basis for measurement of the asset impairment charge. The Company calculated the present value of expected cash flows of IC Sensors' product lines to determine the fair value of the assets. Accordingly, in the second quarter of 1997, the Company recorded an impairment charge of $26.7 million, for a write-down of goodwill of $13.6 million and fixed assets of $13.1 million. The components of the revised operating plan included hiring a new general manager, transferring assembly and test operations to a lower cost environment (Batam, Indonesia), introducing new products and reviewing manufacturing processes to improve production yields. All of these components were implemented during 1997 and 1998. In February 2000, the Company sold its IC Sensors business. The Company does not expect a material gain or loss from disposition.

OTHER

     In January 1998, the Company sold its Rotron business unit for proceeds of $103 million. In April 1998, the Company sold its Sealol Industrial Seals operation for proceeds of $100 million, of which $45 million was utilized for the Belfab acquisition. The Company realized gains of $125.8 million on the dispositions.

DISCONTINUED OPERATIONS

     On August 20, 1999, the Company sold the assets of its Technical Services segment, including the outstanding capital stock of EG&G Defense Materials, Inc., a subsidiary of the Company, to EG&G Technical Services, Inc., an affiliate of The Carlyle Group LP (the "Buyer"), for approximately $250 million in cash and the assumption by the Buyer of certain liabilities of the Technical Services segment. Details of the transaction are discussed in Note 8 to the accompanying consolidated financial statements.

     The results of operations of the Technical Services segment were previously reported as one of five business segments of the Company. The Company accounted for the sale of its Technical Services segment as a discontinued operation in accordance with APB Opinion No. 30 and, accordingly, the results of operations of the Technical Services segment have been segregated from continuing operations and reported as a separate line item on the Company's accompanying Consolidated Income Statements.

     Summary operating results of the discontinued operations (through August 20, 1999) were as follows:

                  (IN THOUSANDS)                       1999        1998        1997
                  --------------                     --------    --------    --------
Sales..............................................  $302,776    $553,514    $613,118
Costs and expenses.................................   278,242     517,762     575,852
                                                     --------    --------    --------
Operating income from discontinued operations......    24,534      35,752      37,266
Other income.......................................     1,147       1,955       1,983
                                                     --------    --------    --------
Income from discontinued operations before income
  taxes............................................    25,681      37,707      39,249
Provision for income taxes.........................    10,016      14,706      15,119
                                                     --------    --------    --------
Income from discontinued operations, net of income
  taxes............................................  $ 15,665    $ 23,001    $ 24,130
                                                     ========    ========    ========

OTHER EXPENSE

  1999 Compared to 1998

     Other expense, net, was $21.8 million in 1999 versus $1.4 million in 1998. This net increase in other expense was due primarily to the impact of higher interest expense on increased debt levels, at higher 1999 short term rates, resulting from acquisitions. Included in 1999 other expense was $2.2 million of income received by the Company related to the demutualization of a life insurance company in which the Company is a policyholder.

  1998 Compared to 1997

     Other expense, net, was $1.4 million for 1998 versus $7.6 million for 1997. This net decrease of $6.2 million in other expense, net, in 1998 was due primarily to the impact of higher interest income on increased cash balances resulting from the 1998 dispositions and lower interest expense on reduced debt levels during most of 1998. Included in 1998 other expense, net, was a $4.5 million gain on investment. Other expense, net, in 1997 included income of $3.4 million for a cost of capital reimbursement.

INCOME TAX PROVISION

     The provision for income taxes on pre-tax income from continuing operations for 1999 and 1998 was $16.5 million and $39.3 million, respectively. Reported income tax expense as a percent of pre-tax income for 1999 and 1998 was 36.8% and 33.2% respectively, due, in part, to the income tax effect on nonrecurring items. Excluding the asset impairment charges and related tax effects, the effective tax rate was 32% in 1999. The geographical mix of the Company's revenues was affected during the third quarter of 1999 as the Company sold its Technical Services segment and integrated PEAI acquired late in the second quarter of 1999. The income of the Technical Services segment was taxed at the U.S. federal rate and applicable state and local rates given that its revenues were earned domestically. The provision for income taxes related to the Technical Services segment is presented as a component of income from discontinued operations in the accompanying Consolidated Income Statements. As a result, the stand-alone effective tax rate attributable to that segment has historically been higher than the overall 36% effective tax rate for the total Company in the first and second quarters of 1999. The majority of the revenue of PEAI is generated in non-U.S. countries with overall lower tax rates than the historical 36% effective tax rate for the Company prior to the PEAI acquisition.

     The 1998 effective tax rate of 33.2% was impacted by the tax consequences of the gains on dispositions and restructuring charges. Excluding these items and their related tax effects, the 1998 effective tax rate was higher than the 1997 base effective rate of 30.6% due primarily to the changes in the geographical distribution of income resulting from the divestiture of the Sealol Industrial Seals business unit.

FINANCIAL CONDITION

     Short-term debt at January 2, 2000 was $382 million and included one-year secured promissory notes of $150 million issued to PE Corp. at an interest rate of 5%, money market loans of $85 million and commercial paper borrowings of $140 million. The weighted-average interest rate on the money market loans, which had maturities of 90 days or less, was 6.7%. The weighted-average interest rate on the commercial paper borrowings, which had maturities of 120 days or less, was 6.5%. Short-term debt at January 3, 1999 was $158 million and consisted primarily of commercial paper borrowings of $150 million, at a weighted-average interest rate of 5.4%, that had maturities of 60 days or less. At January 3, 1999, short-term debt also included $6.2 million outstanding under a revolving credit agreement, bearing interest at 9%, assumed by the Company in connection with the Lumen acquisition. This amount was paid off in the first quarter of 1999.

     In March 2000, the Company's $250 million revolving credit facility was refinanced and increased to a $300 million revolving credit facility that expires in March 2001. The Company has an additional revolving credit agreement for $100 million that expires in March 2002.

     At January 2, 2000, long-term debt included $115 million of unsecured ten-year notes issued in October 1995 at an interest rate of 6.8%, which mature in 2005. The carrying amount approximated the estimated fair value at January 2, 2000, based on a quoted market price. At January 3, 1999, long-term debt also included $14.8 million assumed by the Company in connection with the Lumen acquisition, consisting of unsecured notes of $12.4 million at 8% due in 2002 and a $2.4 million term loan at prime plus 1.75% due in 2000. The unsecured notes and the loan were retired during 1999.

     In January 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) to register $465 million of securities. This registration statement, together with the $35 million of securities covered by a previously filed registration statement, will provide the Company with financing flexibility to offer up to $500 million aggregate principal amount of common stock, preferred stock, depository shares, debt securities, warrants, stock purchase contracts and/or stock purchase units. The Company expects to use the net proceeds from the sale of the securities for general corporate purposes, which may include, among other things: the repayment of outstanding indebtedness, working capital, capital expenditures, the repurchase of shares of common stock and acquisitions. The precise amount and timing of the application of such proceeds will depend upon the Company's funding requirements and the availability and cost of other funds. The Company's credit facilities and shelf registration statements provide flexibility to refinance its outstanding debt instruments at January 2, 2000 as they mature. The Company's market capitalization as of January 2, 2000 was approximately $2,028 million.

     Cash and cash equivalents increased by $31.1 million and were $126.7 million at the end of fiscal 1999. Net cash provided by operating activities for 1999 was $115.8 million and included $7.1 million of cash provided by discontinued operations. The $108.8 million net cash provided by continuing operating activities was comprised of net income from continuing operations before depreciation, amortization and other non cash items, net, of $147.6 million offset by gains on dispositions and sales of investments, net, of $21.6 million and a $17.2 million net change in certain other assets and liabilities during 1999. The primary components of this net change included a $54.4 million increase in accounts receivable, a decrease in inventory of $12.1 million and $32 million of cash outlays associated with the integration of the acquired PEAI and Lumen businesses as well as other restructuring activities. The accounts receivable increase is due primarily to higher 1999 sales versus 1998, specifically PEAI and Lumen acquisitions. Capital expenditures for 1999 were $41.1 million.

     During 1999, the Company reduced the number of shares purchased of its common stock versus 1998 and prior years and utilized available cash and equivalents to fund acquisitions, restructure its businesses and invest in growth opportunities. During 1999 and 1998, the Company purchased twenty thousand and 1.8 million shares, respectively, of its common stock through periodic purchases on the open market at a cost of $0.9 million and $41.2 million, respectively. As of January 2, 2000, the Company had authorization to purchase 5.9 million additional shares.

     The Company has limited involvement with derivative financial instruments and uses forward contracts to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. The contracts generally have maturities that do not exceed one month and have no cash requirements until maturity. Credit risk and market risk are minimal because the contracts are with large banks and gains and losses are offset against foreign exchange gains and losses on the underlying hedged transactions. The notional amount of outstanding forward contracts was $75 million as of January 2, 2000.

REVENUE RECOGNITION

     The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The new guidance that is most likely to have a potential impact on the Company concerns customer acceptance and installation terms. The Company is in the process of accumulating the information necessary to quantify the potential impact of this new guidance. The guidance is effective for the first quarter of fiscal 2000 and would be adopted by recording the effect of any prior revenue transactions affected as a "cumulative effect of a change in accounting principle" as of January 3, 2000.

DIVIDENDS

     In January 2000, the Company's Board of Directors declared a regular quarterly cash dividend of 14 cents per share, resulting in an annual rate of 56 cents per share for fiscal 2000.

ENVIRONMENTAL

     The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.3 million as of January 2, 2000, representing management's estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to five years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

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

     As of January 2, 2000, the Company did not experience a material effect on its business as a result of the Y2K issue. The financial condition and results of operations for fiscal year ended January 2, 2000 were not materially impacted by the Y2K issue. The Company has not recorded any loss contingencies at January 2, 2000 associated with the Y2K issue and has not incurred any material losses through January 2, 2000. There were no material changes in the estimated costs related to the Company's Y2K remediation efforts. The Company did not incur or experience any material adverse spending patterns or cost relationships related to its Y2K program or remediation activities through January 2, 2000 nor did the Company postpone any expenses as a result of the Y2K issue as of January 2, 2000. No material changes in customers' buying patterns occurred through January 2, 2000 and the Company did not experience a significant increase in returns of certain products as a result of the Y2K issue. The Company did not experience any material Y2K legal claims due to its inability to perform contractual responsibilities or from failure of its products.

     As part of its Y2K program, the Company assessed the effect on the Company of the Y2K compliance of its significant customers, vendors, suppliers, raw materials suppliers, primary service suppliers, and financial institutions. The Company has followed a strategy of identification of risks, risk assessment, continuous material third party monitoring and evaluation, and contingency planning. The Company did not use or engage outside firms for the purpose of independent verification and validation of the reliability of third party risks assessed and cost estimates related thereto under the Company's Y2K program.

     Although the Company has reviewed the Y2K compliance of a substantial number of its material third parties, it is currently unable to predict the final readiness of all of its material third parties. Certain of the

Company's products are used in conjunction with products of other companies in applications that may be critical to the operations of its customers. Any Company product's Y2K non compliance, whether standing alone or used in conjunction with the products of other companies, may expose the Company to claims from its customers, material third parties or others, and could impair market acceptance of the Company's products or services, increase service and warranty costs, or result in payment of damages, which in turn could materially adversely affect the results of operations and financial position of the Company. While the Company expects such material third parties to address the Y2K issue based on the representations made by such third parties to the Company, it cannot guarantee that these systems have been made Y2K compliant or will be made Y2K compliant in a timely manner and cannot guarantee that it will not experience a material adverse effect as a result of such non compliance.

     The costs incurred by the Company through January 2, 2000 to address the Y2K issue totaled approximately $8 million. The costs include those incurred by the Company's Technical Services segment, which was divested in August 1999. These amounts include the costs to lease, purchase or expense new software and equipment needed to achieve Year 2000 compliance and enhance existing systems, as well as internal costs related to this effort. Amounts expended for the Company's Y2K program were outside of and incremental to the Company's IT budget for ongoing operational projects. With the exception of new hardware or software which qualify for capitalization under generally accepted accounting principles, the Company expensed all costs associated with the Y2K program. Funding requirements for the Company's Y2K Program activities during fiscal 2000 are not expected to be significant and have been incorporated into the Company's 2000 capital and operating plans. The Company will utilize cash and equivalents and cash flows from operations to fund remaining Y2K program costs during 2000. None of the Company's other IT projects have been deferred due to its Y2K efforts.

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

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

     This report contains "forward-looking statements" as defined in Section 21E of the Securities and Exchange Commission Act of 1934. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of PerkinElmer, Inc. to differ materially from those indicated by these forward-looking statements including, among others, the factors set forth below.

     The following important factors affect our business and operations generally or affect multiple segments of our business and operations:

     - PerkinElmer faces strong competition in many of the markets that it serves, which affects its ability to sell its products and services and the prices that it obtains. Some of PerkinElmer's competitors are larger than it is and have greater financial and other resources.

     - If PerkinElmer is unable to successfully implement the restructuring plans that it has adopted, it will not be able to achieve anticipated costs savings, its ability to produce and deliver the products and services may be adversely affected and it may lose customers and key personnel.

     - PerkinElmer's business plan depends on its ability to continue to innovate, develop new products and services based on such innovations and introduce these new products and services successfully into the market. If PerkinElmer is unable to successfully implement this business plan, it could have a material adverse effect on PerkinElmer's business, financial condition and results of operations.

     - PerkinElmer's business plan depends on its ability to acquire attractive businesses on favorable terms and integrate these businesses into PerkinElmer's other operations. If PerkinElmer is unable to successfully implement this business plan, it could have a material adverse effect on PerkinElmer's business, financial condition and results of operations.

     - In many of PerkinElmer's segments, PerkinElmer serves as a supplier of components to other businesses with whom its customers transact business. As a result, PerkinElmer's success depends on the business success of its customers.

     - PerkinElmer needs to be able to continue to access the capital markets to fund its growth.

     - PerkinElmer's products businesses can be affected by currency risks.

     - PerkinElmer needs to achieve satisfactory results in connection with certain litigation to which it is a party, particularly its ongoing tax litigation with the Internal Revenue Service.

     - PerkinElmer needs to attract and retain key management, operational and technical personnel.

     - PerkinElmer is affected by general economic conditions.

     - PerkinElmer could be impacted during fiscal 2000 and beyond by unanticipated issues associated with Year 2000 software problems.

     - PerkinElmer's effective tax rates in the future could be affected by changes in the geographic distribution of income, utilization of non-U.S. net operating loss carryforwards, repatriation costs, resolution of outstanding tax audit issues and changes in the portfolio of businesses.

     PerkinElmer is subject to the following risks that may affect particular business segments:

  Life Sciences

     - PerkinElmer's business plan for this segment is significantly dependent upon the successful introduction of products currently under development as well as the expansion of the geographic markets for this segment's products.

     - Many of PerkinElmer's products in this segment are subject to regulation by the Food and Drug Administration and other regulatory bodies.

     - Many of PerkinElmer's products in this segment are used by pharmaceutical companies and research laboratories, so the success of these products is dependent upon the success of these customers.

  Optoelectronics

     - PerkinElmer needs to continue the development of its telecommunications and amorphous silicon technologies and continue to successfully introduce additional products based on these technologies to the respective markets.

     - PerkinElmer needs to successfully shift the production of certain products to lower cost geographic areas such as the Philippines, Indonesia and China in order to compete effectively.

  Instruments

     - PerkinElmer's ability to obtain Federal Aviation Administration certification of its Z scan system for screening of checked baggage on a timely basis will affect this business segment's success.

     - PerkinElmer needs to continue to successfully integrate the analytical instruments business acquired from PE Corp. in May 1999.

     - PerkinElmer needs to successfully integrate the Vivid business acquired in January 2000.

     - PerkinElmer needs to continue to develop new technology and successfully introduce additional products based on this technology to the market.

  Fluid Sciences

     - Key customers for certain of this business segment's products manufacture equipment used in semiconductor production. As a result, the success of this segment's operations is dependent in part upon the continued recovery of economic conditions in the semiconductor industry and the ability to ramp up capacity to meet increased customer demand.

     - PerkinElmer is in the process of implementing new lower cost manufacturing processes for certain of this segment's products. The success of this segment's operations depends in part upon PerkinElmer's successfully implementing these new manufacturing processes.

     - Key customers for the products of this segment are manufacturers of air frames and engines for regional and business jets. As a result, the success of this segment is dependent in part upon continued growth in the regional and business jet markets, no significant reduction in the projected demand and associated build rates of original equipment manufacturers (OEM) of large transport aircraft, and expansion of the maintenance, repair, and overhaul business.

     - The success of our operations in this segment depends in part on entering into long-term contracts for the sale of seals and components to original equipment manufacturers of aircraft, air frames, and engines, semiconductor equipment, and automotive lubricants on favorable terms.

MARKET RISK

     Market Risk: The Company is exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company's policies to hedge against known or forecasted market exposures.

     Foreign Exchange Risk Management: As a multinational corporation, the Company is exposed to changes in foreign exchange rates. As the Company's international sales grow, exposure to volatility in exchange rates could have a material adverse impact on the Company's financial results. The Company's risk from exchange rate changes is primarily related to non-dollar denominated sales in Europe and Asia. The Company uses foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. The Company uses these derivative instruments to reduce its foreign exchange risk by essentially creating offsetting market exposures. The instruments held by the Company are not leveraged and are not held for trading purposes. The Company uses forward exchange contracts to hedge its net asset (balance sheet) position. The success of the hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. The principal currencies hedged are the British Pound, Canadian Dollar, Euro, Japanese Yen and Singapore Dollar. In those currencies where there is a liquid, cost-effective forward market, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated transaction exposure for periods not to exceed one year. The gains and losses on these contracts offset changes in the value of the related exposure.

     Interest Rate Risk: The Company maintains an investment portfolio consisting of securities of various issuers, types and maturities. The investments are classified as available for sale. These securities are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in comprehensive income. These instruments are not leveraged, and are not held for trading purposes.

     Value-At-Risk: The Company utilizes a Value-at-Risk ("VAR") model to determine the maximum potential loss in the fair value of its interest rate and foreign exchange sensitive derivative financial instruments within a 95% confidence interval. The Company's computation was based on the interrelationships between movements in interest rates and foreign currencies. These interrelationships were determined by observing historical interest rate and foreign currency market changes over corresponding periods. The assets and liabilities, firm commitments and anticipated transactions, which are hedged by derivative financial instruments, were excluded from the model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VAR computation. The Company's computations are based on the Monte Carlo simulation. The VAR model is a risk analysis tool and does not purport to represent actual gains or losses in fair value that will be incurred by the Company. The VAR model estimated a maximum loss in market value of $.8 million from January 3, 2000 through December 31, 2000 for derivative instruments held as of January 2, 2000.

     Management periodically reviews its interest rate and foreign currency exposures and evaluates strategies to manage such exposures in the near future. The Company implements changes, when deemed necessary, in the management of hedging instruments which mitigate its exposure.

     Since the Company utilizes interest rate and foreign currency sensitive derivative instruments for hedging, a loss in fair value for those instruments is generally offset by increases in the value of the underlying transaction.

     It is the Company's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       PERKINELMER, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                   FOR THE THREE YEARS ENDED JANUARY 2, 2000

      (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)            1999         1998         1997
      --------------------------------------------         ----------    ---------    --------
Sales:
  Products...............................................  $1,206,038    $ 784,520    $860,598
  Services...............................................     157,091       69,862      66,884
                                                           ----------    ---------    --------
TOTAL SALES..............................................   1,363,129      854,382     927,482
                                                           ----------    ---------    --------
Cost of Sales:
  Products...............................................     746,417      496,861     553,551
  Services...............................................     107,043       54,126      53,195
  Revaluation of Acquired Inventory......................       9,857           --          --
                                                           ----------    ---------    --------
Total Cost of Sales......................................     863,317      550,987     606,746
Selling, General and Administrative Expenses.............     327,142      203,740     220,976
Research and Development Expenses........................      71,248       46,026      44,541
In-Process Research and Development Charges (Note 2).....      23,000        2,300          --
Restructuring Charges, Net (Note 3)......................      11,520       50,027          --
Asset Impairment Charges (Note 4)........................      18,000        7,400      28,200
Gains on Dispositions (Note 5)...........................     (17,750)    (125,822)         --
                                                           ----------    ---------    --------
OPERATING INCOME FROM CONTINUING OPERATIONS..............      66,652      119,724      27,019
Other Expense, Net (Note 6)..............................     (21,782)      (1,397)     (7,555)
                                                           ----------    ---------    --------
Income From Continuing Operations Before Income Taxes....      44,870      118,327      19,464
Provision for Income Taxes (Note 7)......................      16,499       39,326       9,902
                                                           ----------    ---------    --------
INCOME FROM CONTINUING OPERATIONS........................      28,371       79,001       9,562
Income From Discontinued Operations, Net of Income Taxes
  (Note 8)...............................................      15,665       23,001      24,130
Gain on Disposition of Discontinued Operations, Net of
  Income Taxes (Note 8)..................................     110,280           --          --
                                                           ----------    ---------    --------
NET INCOME...............................................  $  154,316    $ 102,002    $ 33,692
                                                           ==========    =========    ========
BASIC EARNINGS PER SHARE (NOTE 9):
  CONTINUING OPERATIONS..................................  $      .62    $    1.74    $    .21
  Discontinued Operations................................        2.77          .51         .53
                                                           ----------    ---------    --------
NET INCOME...............................................  $     3.39    $    2.25    $    .74
                                                           ==========    =========    ========
DILUTED EARNINGS PER SHARE (NOTE 9):
  CONTINUING OPERATIONS..................................  $      .61    $    1.72    $    .21
  Discontinued Operations................................        2.70          .50         .53
                                                           ----------    ---------    --------
NET INCOME...............................................  $     3.31    $    2.22    $    .74
                                                           ==========    =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF JANUARY 2, 2000 AND JANUARY 3, 1999

        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)             1999          1998
        --------------------------------------------          ----------    ----------
Current Assets:
  Cash and cash equivalents.................................  $  126,650    $   95,565
  Accounts receivable (Note 10).............................     346,160       170,171
  Inventories (Note 11).....................................     201,724       123,568
  Other current assets (Note 7).............................     140,560       110,954
  Net assets of discontinued operations (Note 8)............          --        32,087
                                                              ----------    ----------
TOTAL CURRENT ASSETS........................................     815,094       532,345
                                                              ----------    ----------
Property, Plant and Equipment:
  At cost (Notes 4 and 12)..................................     496,347       491,647
  Accumulated depreciation and amortization.................    (268,313)     (272,967)
                                                              ----------    ----------
Net Property, Plant and Equipment...........................     228,034       218,680
                                                              ----------    ----------
Investments (Note 13).......................................      14,911        13,506
Intangible Assets (Notes 4 and 14)..........................     592,438       317,611
Other Assets (Notes 7 and 17)...............................      64,163        56,636
                                                              ----------    ----------
TOTAL ASSETS................................................  $1,714,640    $1,138,778
                                                              ==========    ==========
Current Liabilities:
  Short-term debt (Note 15).................................  $  382,162    $  157,888
  Accounts payable..........................................     152,920        73,420
  Accrued restructuring costs (Note 3)......................      41,759        34,569
  Accrued expenses (Note 16)................................     275,657       218,600
                                                              ----------    ----------
TOTAL CURRENT LIABILITIES...................................     852,498       484,477
                                                              ----------    ----------
Long-Term Debt (Note 15)....................................     114,855       129,835
Long-Term Liabilities (Notes 7, 17 and 18)..................     196,511       124,799
Contingencies (Note 19)
Stockholders' Equity (Note 21):
  Preferred stock -- $1 par value, authorized 1,000,000
     shares; none outstanding...............................          --            --
  Common stock -- $1 par value, authorized 100,000,000
     shares; issued 60,102,000 shares in 1999 and 1998......      60,102        60,102
  Retained earnings.........................................     762,009       623,591
  Accumulated other comprehensive income (loss).............     (14,040)        3,729
  Cost of shares held in treasury; 13,736,000 shares in 1999
     and 15,355,000 shares in 1998..........................    (257,295)     (287,755)
                                                              ----------    ----------
Total Stockholders' Equity..................................     550,776       399,667
                                                              ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $1,714,640    $1,138,778
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED JANUARY 2, 2000

                                                                                    ACCUMULATED
                                                                                       OTHER
                                                                                   COMPREHENSIVE     COST OF         TOTAL
                                              COMPREHENSIVE   COMMON    RETAINED      INCOME       SHARES HELD   STOCKHOLDERS'
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)     INCOME        STOCK    EARNINGS      (LOSS)       IN TREASURY      EQUITY
--------------------------------------------  -------------   -------   --------   -------------   -----------   -------------
BALANCE, DECEMBER 29, 1996.................                   $60,102   $532,043     $ 19,432       $(246,471)     $365,106
Comprehensive income:
  Net income...............................     $ 33,692          --      33,692           --              --        33,692
  Other comprehensive income (loss), net of
    tax:
    Foreign currency translation
      adjustments..........................      (22,608)         --          --      (22,608)             --       (22,608)
    Unrealized losses on securities:
      Losses arising during the period.....         (655)
      Reclassification adjustment..........          (26)
                                                --------
    Net unrealized losses..................         (681)         --          --         (681)             --          (681)
                                                --------
  Other comprehensive income (loss)........      (23,289)
                                                --------
Comprehensive income.......................     $ 10,403
                                                ========
Cash dividends ($.56 per share)............                       --     (25,684)          --              --       (25,684)
Exercise of employee stock options and
  related income tax benefits..............                       --         328           --           6,339         6,667
Purchase of common stock for treasury......                       --          --           --         (28,104)      (28,104)
                                                              -------   --------     --------       ---------      --------
BALANCE, DECEMBER 28, 1997.................                   60,102     540,379       (3,857)       (268,236)      328,388
Comprehensive income:
  Net income...............................     $102,002          --     102,002           --              --       102,002
  Other comprehensive income, net of tax:
    Gross foreign currency translation
      adjustments..........................        4,608          --          --        4,608              --         4,608
    Reclassification adjustment for
      translation losses realized upon sale
      of Sealol Industrial Seals...........        3,115          --          --        3,115              --         3,115
    Unrealized losses on securities arising
      during the period....................         (137)         --          --         (137)             --          (137)
                                                --------
  Other comprehensive income...............        7,586
                                                --------
Comprehensive income.......................     $109,588
                                                ========
Cash dividends ($.56 per share)............                       --     (25,408)          --              --       (25,408)
Exercise of employee stock options and
  related income tax benefits..............                       --       6,618           --          21,698        28,316
Purchase of common stock for treasury......                       --          --           --         (41,217)      (41,217)
                                                              -------   --------     --------       ---------      --------
BALANCE, JANUARY 3, 1999...................                   60,102     623,591        3,729        (287,755)      399,667
Comprehensive income:
  Net income...............................     $154,316          --     154,316           --              --       154,316
  Other comprehensive income (loss), net of
    tax:
    Foreign currency translation
      adjustments..........................      (17,804)         --          --      (17,804)             --       (17,804)
    Unrealized gains on securities:
      Gains arising during the period......           93
      Reclassification adjustment..........          (58)
                                                --------
    Net unrealized gains...................           35          --          --           35              --            35
                                                --------
  Other comprehensive income (loss)........      (17,769)
                                                --------
Comprehensive income.......................     $136,547
                                                ========
Cash dividends ($.56 per share)............                       --     (25,499)          --              --       (25,499)
Exercise of employee stock options and
  related income tax benefits..............                       --       8,369           --          20,264        28,633
Issuance of common stock for employee
  benefit plans............................                       --       1,232           --          11,166        12,398
Purchase of common stock for treasury......                       --          --           --            (970)         (970)
                                                              -------   --------     --------       ---------      --------
BALANCE, JANUARY 2, 2000...................                   $60,102   $762,009     $(14,040)      $(257,295)     $550,776
                                                              =======   ========     ========       =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED JANUARY 2, 2000

                   (DOLLARS IN THOUSANDS)                       1999        1998        1997
                   ----------------------                     ---------   ---------   --------
Operating Activities:
  Net income................................................  $ 154,316   $ 102,002   $ 33,692
  Deduct net income from discontinued operations............    (15,665)    (23,001)   (24,130)
  Deduct net gain on disposition of discontinued
    operations..............................................   (110,280)         --         --
                                                              ---------   ---------   --------
  Income from continuing operations.........................     28,371      79,001      9,562
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
    Revaluation of acquired inventory.......................      9,857          --         --
    In-process research and development charges.............     23,000       2,300         --
    Noncash portion of restructuring charges................      2,300      12,020         --
    Asset impairment charges................................     18,000       7,400     28,200
    Depreciation and amortization...........................     66,115      48,510     42,698
    Gains on dispositions and sales of investments, net.....    (21,624)   (130,545)   (11,713)
    Changes in assets and liabilities which provided (used)
     cash, excluding effects from companies purchased and
     divested:
      Accounts receivable...................................    (54,439)      7,830    (24,507)
      Inventories...........................................     12,132       3,265     (2,475)
      Accounts payable and accrued expenses.................     62,660      13,797        291
      Accrued restructuring costs...........................    (21,005)     29,569      3,025
      Noncurrent prepaid pension............................         --          --    (10,040)
      Prepaid and deferred taxes............................     (2,616)    (12,359)    (4,315)
      Prepaid expenses and other............................    (13,983)    (19,935)   (19,321)
                                                              ---------   ---------   --------
Net Cash Provided by Continuing Operations..................    108,768      40,853     11,405
Net Cash Provided by Discontinued Operations................      7,061      28,702     23,433
                                                              ---------   ---------   --------
Net Cash Provided by Operating Activities...................    115,829      69,555     34,838
                                                              ---------   ---------   --------
Investing Activities:
  Capital expenditures......................................    (41,092)    (44,489)   (47,642)
  Reimbursement of invested capital (Note 18)...............         --          --     27,000
  Proceeds from dispositions of businesses and sales of
    property, plant and equipment...........................     31,560     210,505     24,287
  Cost of acquisitions, net of cash and cash equivalents
    acquired................................................   (302,288)   (217,937)    (3,611)
  Proceeds from sales of investments........................      6,086       7,623      4,129
  Other.....................................................     (1,408)       (160)    (1,156)
                                                              ---------   ---------   --------
Net Cash Provided by (Used in) Continuing Operations........   (307,142)    (44,458)     3,007
Net Cash Provided by (Used in) Discontinued Operations......    163,259      (2,033)    (1,087)
                                                              ---------   ---------   --------
Net Cash Provided by (Used in) Investing Activities.........   (143,883)    (46,491)     1,920
                                                              ---------   ---------   --------
Financing Activities:
  Increase (decrease) in commercial paper borrowings........    (10,000)    104,156     27,879
  Payment of acquired Lumen revolving credit borrowings.....         --     (59,090)        --
  Other debt increases (decreases)..........................     69,529       7,270     (3,443)
  Proceeds from issuance of common stock....................     28,923      28,316      6,667
  Purchases of common stock.................................       (970)    (41,217)   (28,104)
  Cash dividends............................................    (25,499)    (25,408)   (25,684)
                                                              ---------   ---------   --------
Net Cash Provided by (Used in) Continuing Operations........     61,983      14,027    (22,685)
Net Cash Provided by (Used in) Discontinued Operations......         --          --         --
                                                              ---------   ---------   --------
Net Cash Provided by (Used in) Financing Activities.........     61,983      14,027    (22,685)
                                                              ---------   ---------   --------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................     (2,844)        540     (3,985)
                                                              ---------   ---------   --------
Net Increase in Cash and Cash Equivalents...................     31,085      37,631     10,088
Cash and Cash Equivalents at Beginning of Year..............     95,565      57,934     47,846
                                                              ---------   ---------   --------
Cash and Cash Equivalents at End of Year....................  $ 126,650   $  95,565   $ 57,934
                                                              =========   =========   ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest................................................  $  28,438   $  12,367   $ 12,351
    Income taxes............................................     82,368      59,029     26,683
  Noncash Investing and Financing Activities:
    One-year secured 5% promissory notes issued to PE Corp.
     in connection with the acquisition of the Analytical
     Instruments Division (Note 2)..........................    150,000          --         --

  The accompanying notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of PerkinElmer, Inc. (formerly EG&G, Inc.) and its subsidiaries (the Company). All material intercompany balances and transactions have been eliminated in consolidation.

     Nature of Operations: PerkinElmer, Inc. is a global high-technology company which provides products and systems to the telecom, medical, pharmaceutical, chemical, semiconductor, photographic and other markets. The Company's operating segments are Life Sciences, Optoelectronics, Instruments and Fluid Sciences. In August 1999, the Company divested its Technical Services segment, which is presented as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations (see Note 8).

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

     Sales: Product sales are recorded at the time of shipment and when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. Service sales are generally recorded as the services are rendered. If a loss is anticipated on any contract, provision for the entire loss is made immediately. The former Technical Services segment had cost-reimbursement contracts with governmental agencies. These contracts included both cost plus fixed fee contracts and cost plus award fee contracts based on performance. Sales under cost-reimbursement contracts were recorded as costs were incurred and included applicable income in the proportion that costs incurred bear to total estimated costs.

     The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The new guidance that is most likely to have a potential impact on the Company concerns customer acceptance and installation terms. The Company is in the process of accumulating the information necessary to quantify the potential impact of this new guidance. The guidance is effective for the first quarter of fiscal 2000 and would be adopted by recording the effect of any prior revenue transactions affected as a "cumulative effect of a change in accounting principle" as of January 3, 2000.

     Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The majority of inventories is accounted for using the first-in, first-out method of determining inventory costs; remaining inventories are accounted for using the last-in, first-out
(LIFO) method.

     Property, Plant and Equipment: For financial statement purposes, the Company depreciates plant and equipment using the straight-line method over their estimated useful lives, which generally fall within the following ranges: buildings and special-purpose structures -- 10 to 25 years; leasehold improvements -- estimated useful life or remaining term of lease, whichever is shorter; machinery and equipment -- 3 to 7 years. Nonrecurring tooling costs are capitalized, while recurring costs are expensed. For income tax purposes, the Company depreciates plant and equipment over their estimated useful lives using accelerated methods.

     Pension Plans: The Company's funding policy provides that payments to the U.S. pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Non-U.S. plans are accrued for, but generally not funded, and benefits are paid from operating funds.

                       PERKINELMER, INC. AND SUBSIDIARIES

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

     Intangible Assets: In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and APB Opinion No. 17, Intangible Assets, the Company reviews long-lived assets and all intangible assets (including goodwill) for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. (See Note 4 for further discussion of asset impairment charges.)

     Stock-Based Compensation: In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

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

     Derivative Instruments and Hedging: The Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133, in June 1999. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the effect that adoption of SFAS No. 133 will have or when the provisions of the statement will be adopted. However, the Company currently expects that, due to its relatively limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or financial position.

     Start-up Activities: During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities. This statement required a change in

                       PERKINELMER, INC. AND SUBSIDIARIES
the method of accounting for start-up costs on major projects to expense these costs as incurred. Prior to this accounting change, these costs could be capitalized. The impact of this accounting change did not have a material effect on the Company's results of operations or financial position.

     Reclassifications: Certain amounts from prior years have been reclassified to conform to the 1999 financial statement presentation.

NOTE 2.  ACQUISITIONS

     On May 28, 1999, the Company completed its acquisition of the Analytical Instruments Division (PEAI) of PE Corp. for an aggregate purchase price of approximately $425 million, plus acquisition costs. In addition, under the terms of the Purchase Agreement dated March 8, 1999 between the Company and PE Corp. (the "Purchase Agreement"), the Company assumed German and other pension liabilities of approximately $65 million. These pension liabilities were historically funded on a pay-as-you go basis, and the funding going-forward is expected to remain consistent. The acquisition was accounted for as a purchase under APB Opinion No. 16, Business Combinations. In accordance with APB Opinion No. 16, the Company allocated the purchase price of PEAI based on the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price has not yet been finalized, however, the Company does not expect any material changes. The purchase price is subject to a post-closing adjustment currently in negotiation which will be equal to the amount by which the audited net assets of PEAI as of the closing date were greater or less than, as the case may be, certain target amounts set forth in the Purchase Agreement. PEAI produces high-quality analytical testing instruments and consumables, and generated 1998 fiscal year sales of $569 million. PEAI's operations are reported in the Company's Instruments segment.

     Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included approximately $23 million for acquired in-process research and development (in-process R&D) for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of the acquisition of PEAI, the development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative future uses. Accordingly, these costs were expensed in the second quarter of 1999. Other acquired intangibles totaling $163.8 million included the fair value of trade names, trademarks, patents and developed technology. These intangibles are being amortized over their respective estimated useful lives ranging from 10-40 years. Goodwill resulting from the acquisition of PEAI is being amortized over 40 years. Approximately $28 million was recorded as accrued restructuring charges in connection with the acquisition of PEAI. The restructuring plans include initiatives to integrate the operations of the Company and of PEAI, and reduce overhead. The primary components of these plans relate to: (a) employee termination benefits and related costs for approximately 20% of the acquired workforce of approximately 3,000 employees; to date, the Company has reduced PEAI's workforce by 230 individuals, (b) consolidation or shutdown of certain operational facilities worldwide and (c) termination of certain leases and other contractual obligations. While the Company does not anticipate material changes at this time to its restructuring plans, management is in the process of refining the restructuring plans and, accordingly, the amounts recorded are based on management's current estimates of those costs. The majority of the restructuring actions are expected to occur through fiscal 2000.

                       PERKINELMER, INC. AND SUBSIDIARIES

     The components of the purchase price and allocation were as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Consideration and acquisition costs:
  Cash paid.................................................    $ 275,000
  Seller note...............................................      150,000
  Pension liabilities assumed...............................       65,000
  Acquisition costs.........................................       10,000
                                                                ---------
                                                                $ 500,000
                                                                =========
Preliminary allocation of purchase price:
  Current assets............................................    $ 253,777
  Property, plant and equipment.............................       33,308
  Acquired intangibles......................................      163,800
  In-process R&D............................................       23,000
  Goodwill..................................................      175,064
  Liabilities assumed and other.............................     (148,949)
                                                                ---------
                                                                $ 500,000
                                                                =========

     On December 16, 1998, the Company acquired substantially all of the outstanding common stock and options of Lumen Technologies, Inc. (Lumen), a maker of high-technology specialty light sources. The purchase price of approximately $253 million, which included $75 million of assumed debt, was funded with existing cash and commercial paper borrowings. The acquisition was accounted for as a purchase under APB Opinion No. 16. In accordance with APB Opinion No. 16, the Company allocated the purchase price of Lumen based on the fair values of the assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing proven valuation procedures and techniques. These intangible assets included approximately $2.3 million for acquired in-process R&D for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative future uses. Accordingly, these costs were expensed in the fourth quarter of 1998. Acquired intangibles totaling $11.8 million included the fair value of trade names, trademarks and patents. These intangibles are being amortized over their estimated useful life of ten years. Goodwill resulting from the Lumen acquisition is being amortized over 30 years. Approximately $5 million was recorded as accrued restructuring charges in connection with the acquisition. The restructuring plans included initiatives to integrate the operations of the Company and Lumen, and reduce overhead. The primary components of these plans related to: (a) transfer of certain manufacturing activities to lower-cost facilities, (b) integration of the sales and marketing organization and (c) termination of certain contractual obligations. The remaining restructuring actions are expected to occur in fiscal 2000. Lumen's operations were primarily reported in the Company's Optoelectronics segment, with the photolithography business reported in the Instruments segment, in 1999.

                       PERKINELMER, INC. AND SUBSIDIARIES

     The components of the purchase price and allocation were as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Consideration and acquisition costs:
  Cash paid for stock and options...........................     $168,050
  Debt assumed..............................................       74,388
  Fair value of options exchanged...........................        6,500
  Acquisition costs.........................................        3,925
                                                                 --------
                                                                 $252,863
                                                                 ========
Allocation of purchase price:
  Current assets............................................     $ 66,829
  Property, plant and equipment.............................       52,525
  Acquired intangibles......................................       11,800
  In-process R&D............................................        2,300
  Goodwill..................................................      164,900
  Liabilities assumed and other.............................      (45,491)
                                                                 --------
                                                                 $252,863
                                                                 ========

     In December 1998, the Company acquired Life Science Resources Limited
(LSR), a U.K.-based developer and supplier of biotechnology, biomedical and clinical research instrumentation, for $11 million. In April 1998, in connection with the divestiture of the Sealol Industrial Seals division, the Company purchased Belfab, the advanced metal bellows division of John Crane, Inc. for $45 million in cash. In February 1998, the Company acquired Isolab, Inc., a supplier of systems for clinical diagnostic screening, for $10 million. These acquisitions were accounted for using the purchase method. The excess of the cost over the fair market value of the net assets acquired totaled $54 million and is being amortized over periods of 10-20 years using a straight-line method. The results of operations of the acquisitions were included in the consolidated results of the Company from the date of each respective acquisition.

     Unaudited pro forma operating results for the Company, assuming the acquisitions of Lumen and PEAI occurred on December 29, 1997, are as follows:

          (IN THOUSANDS EXCEPT PER SHARE DATA)               1999              1998
          ------------------------------------            ----------        ----------
Sales from continuing operations........................  $1,577,963        $1,556,094
Income from continuing operations.......................      24,541            46,173
  Basic earnings per share..............................         .54              1.02
  Diluted earnings per share............................         .53              1.01
Net income..............................................     150,486            69,174
  Basic earnings per share..............................        3.31              1.53
  Diluted earnings per share............................        3.23              1.51

     The pro forma amounts in the table above exclude the in-process R&D charges of $23 million for PEAI and $2.3 million for Lumen. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the Company's operating results that would have occurred had the acquisitions been consummated on the dates for which the consummation of the acquisitions is being given effect, nor is it necessarily indicative of the Company's future operating results. The pro forma amounts do not reflect any operating efficiencies and cost savings that the Company believes are achievable. Pro forma amounts for the other 1998 acquisitions are not included as their effect is not material to the Company's consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

NOTE 3.  RESTRUCTURING AND INTEGRATION CHARGES

     In 1997, as part of a plan to reposition its operations, the Company recorded $7.8 million of integration costs, which included $4.4 million related to employee separation costs and $3.4 million related to its consolidation effort. These costs were included in selling, general and administrative expenses.

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

     Further details of the actions are presented below. Specific businesses within each segment which were affected by the restructuring actions are as follows: the Fluid Sciences business affected primarily manufactures mechanical components and systems; the Optoelectronics businesses affected produce various lighting and sensor components and systems; the Instruments restructuring related primarily to its X-ray imaging business which produces security screening equipment, as well as its Instruments for Research and Applied Science business which produces particle detector equipment.

     Close-down of certain facilities: Costs have been accrued for the closing down of facilities. These costs related to the affected businesses discussed above within the Fluid Sciences and Optoelectronics segments.

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

     Withdrawal from certain product lines: The Company has made a strategic decision to discontinued certain unprofitable product lines discussed above, primarily in its Instruments and Optoelectronics segments.

     During the second quarter of 1998, the Company expanded its continuing effort to restructure certain businesses to further improve performance. The plan resulted in additional pre-tax restructuring charges of $19.5 million. The principal actions in this restructuring plan included the integration of operating divisions into five strategic business units (SBUs), close-down or consolidation of a number of production facilities and general cost reductions. As discussed in Note 8, the Company has since divested its Technical Services segment. Pre-tax restructuring charges of $4.5 million were charged to discontinued operations in 1998 ($0.9 million in the first quarter and $3.6 million in the second quarter), primarily related to severance benefits, all of which have been incurred as of January 2, 2000.

     As part of the Company's second quarter restructuring plan, management reorganized its operating divisions into five SBUs. This resulted in termination of employees as well as the integration and consolidation of certain facilities and product lines. This effort is company-wide and affects all segments of the Company. The major components within the Optoelectronics plan consisted of the closing of two wafer fab production facilities and a development program.

     The total restructuring charges in 1998 included $9.9 million for termination of leases and other contractual obligations. This amount included approximately $6.5 million for termination of facility leases and other lease-related costs, $1.5 million for termination of distributor arrangements and $1.9 million for various

                       PERKINELMER, INC. AND SUBSIDIARIES
other commitments. The facility leases have remaining terms ranging from six months to five years. The amount accrued reflects the Company's best estimate of actual costs to buy out the leases in certain cases or the net cost to sublease the properties in other cases.

     The restructuring charges related to continuing operations recorded in the first and second quarters of 1998 were broken down as follows by operating segment:

                                                                        TERMINATION OF
                                                     DISPOSAL OF       LEASES AND OTHER
                                   EMPLOYEE        CERTAIN PRODUCTS      CONTRACTUAL
        (IN MILLIONS)          SEPARATION COSTS    LINES AND ASSETS      OBLIGATIONS       TOTAL
        -------------          ----------------    ----------------    ----------------    ------
Life Sciences................       $ 3.6               $   .4              $  .6          $  4.6
Optoelectronics..............         8.5                  6.4                5.4            20.3
Instruments..................         6.4                  2.9                2.0            11.3
Fluid Sciences...............         6.2                  1.9                1.8             9.9
Corporate and Other..........         3.8                   --                 .1             3.9
                                    -----               ------              -----          ------
Total restructuring
  charges....................        28.5                 11.6                9.9            50.0
Amounts incurred through
  January 3, 1999............        (8.1)               (11.6)              (1.0)          (20.7)
                                    -----               ------              -----          ------
Accrued restructuring costs
  at January 3, 1999.........        20.4                   --                8.9            29.3
Amounts incurred during
  1999.......................        (8.3)                  --               (2.6)          (10.9)
Amounts reversed during
  1999.......................        (7.4)                  --               (4.6)          (12.0)
                                    -----               ------              -----          ------
Accrued restructuring costs
  at January 2, 2000.........       $ 4.7               $   --              $ 1.7          $  6.4
                                    =====               ======              =====          ======

     The headcount reduction, by function, resulting in the Employee Separation Costs detailed above is as follows (after amounts reversed during 1999):

                                         FIRST QUARTER PLAN    SECOND QUARTER PLAN     TOTAL
                                         ------------------    -------------------    --------
Sales and Marketing....................          34                     39                  73
Production.............................         197                     70                 267
General & Administrative...............          34                     82                 116
                                                ---                    ---            --------
Total..................................         265                    191                 456
                                                ===                    ===            ========

     Approximately 60% of the total employees expected to be terminated have been severed as of January 2, 2000.

     The remaining accrual at January 2, 2000 for the 1998 restructuring plans consisted of the following amounts: Life Sciences -- $.5 million; Optoelectronics -- $4.9 million; Fluid Sciences -- $.1 million; Corporate and Other -- $.9 million. The amounts represent the estimated costs to complete restructuring actions currently in process and are expected to be incurred during fiscal 2000.

     The components of the restructuring charges met the criteria set forth in Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The charges do not include additional costs associated with the restructuring plans, such as training, consulting, purchase of equipment and relocation of employees and equipment. These costs were charged to operations or capitalized, as appropriate, when incurred.

                       PERKINELMER, INC. AND SUBSIDIARIES

     During the third quarter of 1999, due to the substantial completion of the actions of the 1998 restructuring plans, the Company reevaluated its 1998 restructuring plans. As a result of this review, costs associated with the previously planned shutdown of two businesses were no longer required due to actions taken to improve performance. As a result of these recent developments, the Company recognized a restructuring credit of $12 million during the third quarter of 1999, which primarily affected the Fluid Sciences and Optoelectronics segments. The $12 million credit is reflected in "Restructuring Charges, Net" in the Consolidated Income Statements.

     The acquisitions by the Company discussed in Note 2 and the Company's divestiture during the third quarter of 1999 of its Technical Services segment discussed in Note 8 (exiting government services) were strategic milestones in the Company's transition to a commercial high-technology company. Consistent with the strategic direction of the Company and concurrent with the reevaluation of existing restructuring plans during the third quarter of 1999, the Company developed additional plans during the third quarter of 1999 to restructure certain businesses to continue to improve the Company's performance.

     These plans resulted in a pre-tax restructuring charge of $23.5 million recorded in the third quarter of 1999. The principal actions in these restructuring plans include close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower-cost geographic locations, disposal of underutilized assets, withdrawal from certain product lines and general cost reductions. The restructuring plans are expected to result in the elimination of approximately 400 positions, primarily in the manufacturing and sales categories. The major components of the restructuring charge were $13.6 million of employee separation costs to restructure the worldwide organization, including the sales and manufacturing focus, $2.3 million of noncash charges to dispose of certain product lines and assets through sale or abandonment and $7.6 million of charges to terminate lease and other contractual obligations no longer required as a result of the restructuring plans. The charges do not include additional costs associated with the restructuring plans, such as training, consulting, purchase of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred.

     The restructuring actions related to the 1999 charge are broken down as follows by business segment:

                                                                          TERMINATION OF
                                                  DISPOSAL OF CERTAIN    LEASES AND OTHER
                                  EMPLOYEE              PRODUCT            CONTRACTUAL
       (IN MILLIONS)          SEPARATION COSTS     LINES AND ASSETS        OBLIGATIONS       TOTAL
       -------------          ----------------    -------------------    ----------------    -----
Life Sciences...............       $  .5                 $ .8                  $4.9          $ 6.2
Optoelectronics.............         6.1                   .8                   2.1            9.0
Instruments.................         1.8                   --                    --            1.8
Fluid Sciences..............         5.2                   .2                    .1            5.5
Corporate and Other.........          --                   .5                    .5            1.0
                                   -----                 ----                  ----          -----
Total restructuring
  charge....................        13.6                  2.3                   7.6           23.5
Amounts incurred through
  January 2, 2000...........        (2.1)                 (.2)                  (.4)          (2.7)
                                   -----                 ----                  ----          -----
Accrued restructuring costs
  at January 2, 2000........       $11.5                 $2.1                  $7.2          $20.8
                                   =====                 ====                  ====          =====

     Further details of the Company's restructuring actions are presented below. Specific businesses within each segment which were affected by the restructuring actions are as follows: the primary Fluid Sciences business affected manufactures certain products for the aerospace markets; the Optoelectronics businesses affected produce various lighting and sensor components and systems; the Instruments restructuring relates to its analytical instruments business, its X-ray imaging business which produces security screening equipment, and its Instruments for Research and Applied Science business which produces particle detector equipment.

                       PERKINELMER, INC. AND SUBSIDIARIES

     Close-down of certain facilities: Costs have been accrued for the closing down of certain facilities. These costs relate primarily to the Instruments and Optoelectronics segments.

     Transfer of assembly activities: The Company continues to relocate certain activities, primarily in its Optoelectronics segment, to lower-cost geographic areas, such as the Philippines, Indonesia and China. The costs included in the restructuring charges related to costs associated with exiting the previous operations. Actual costs to physically relocate are charged to operations as incurred.

     Disposal of underutilized assets: The Company plans to dispose of underutilized assets either through sale or abandonment, primarily in its Instruments and Optoelectronics segments.

     Withdrawal from certain product lines: The Company has made a strategic decision to discontinue certain unprofitable product lines, primarily in its Optoelectronics segment.

     Most of the actions remaining at January 2, 2000 are expected to occur in fiscal 2000.

     The following table summarizes reserve activity through January 2, 2000 related to the May 1999 PEAI acquisition as discussed in Note 2:

                                                               TERMINATION OF LEASES
                                               EMPLOYEE        AND OTHER CONTRACTUAL
              (IN MILLIONS)                SEPARATION COSTS         OBLIGATIONS          TOTAL
              -------------                ----------------    ----------------------    -----
Accrued restructuring costs at
  acquisition date.......................       $ 23.5                 $ 4.7             $28.2
Charges/writeoffs........................        (14.1)                 (1.7)            (15.8)
                                                ------                 -----             -----
Accrued restructuring costs at January 2,
  2000...................................       $  9.4                 $ 3.0             $12.4
                                                ======                 =====             =====

     The following table summarizes reserve activity through January 2, 2000 related to the December 1998 Lumen acquisition as discussed in Note 2 (there was no activity during 1998):

                                                                          TERMINATION OF
                                                  DISPOSAL OF CERTAIN    LEASES AND OTHER
                                  EMPLOYEE              PRODUCT            CONTRACTUAL
       (IN MILLIONS)          SEPARATION COSTS     LINES AND ASSETS        OBLIGATIONS       TOTAL
       -------------          ----------------    -------------------    ----------------    -----
Accrued restructuring costs
  at acquisition date.......        $1.1                 $ 2.0                $ 1.9          $ 5.0
Charges/writeoffs...........         (.3)                 (1.1)                (1.9)          (3.3)
                                    ----                 -----                -----          -----
Accrued restructuring costs
  at January 2, 2000........        $ .8                 $  .9                $  --          $ 1.7
                                    ====                 =====                =====          =====

     The following table summarizes restructuring activity from continuing operations for the two years ended January 2, 2000:

                       (IN THOUSANDS)                           1999        1998
                       --------------                         --------    --------
Accrued restructuring costs at beginning of year............  $ 34,569    $  3,025
Provisions:
  Operations................................................    23,500      50,027
  Acquisitions..............................................    28,195       5,000
Charges/writeoffs...........................................   (32,525)    (23,483)
Reversals...................................................   (11,980)         --
                                                              --------    --------
Accrued restructuring costs at end of year..................  $ 41,759    $ 34,569
                                                              ========    ========

                       PERKINELMER, INC. AND SUBSIDIARIES

     Cash outlays during 1999 and 1998 were $32.5 million and $23.5 million, respectively, for all of these plans. The Company expects to incur approximately $25-$30 million of cash outlays in connection with these plans throughout fiscal 2000.

NOTE 4.  ASSET IMPAIRMENT CHARGES

     During the third quarter of 1999, in connection with its ongoing review of its portfolio of businesses, the Company conducted a strategic review of certain units within its business segments. The strategic review triggered an impairment review of long-lived assets of certain business units that are expected to be disposed. The Company calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the third quarter of 1999, the Company recorded noncash impairment charges and wrote down goodwill by $15 million in the Instruments segment and $3 million in the Optoelectronics segment. Sales and operating profit for the businesses under strategic review were approximately $54 million and $2 million, respectively, in 1999.

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

     During the second quarter of 1997, the Company recorded a noncash impairment charge of $28.2 million, with $26.7 million related to IC Sensors in the Optoelectronics segment and $1.5 million related to the goodwill of an environmental services business in Other. As a result of IC Sensors' inability to achieve the improvements specified in its corrective action plan, it continued operating at a loss in the second quarter of 1997, triggering an impairment review of its long-lived assets. A revised operating plan was developed to restructure and stabilize the business. The revised projections by product line provided the basis for measurement of the asset impairment charge. The Company calculated the present value of expected cash flows of IC Sensors' product lines to determine the fair value of the assets. Accordingly, in the second quarter of 1997, the Company recorded an impairment charge of $26.7 million, for a write-down of goodwill of $13.6 million and fixed assets of $13.1 million. The components of the revised operating plan included hiring a new general manager, transferring assembly and test operations to a lower-cost environment (Batam, Indonesia), introducing new products and reviewing manufacturing processes to improve production yields. All of these components were implemented during 1997 and 1998. In February 2000, the Company sold its IC Sensors business. The Company does not expect a material gain or loss on disposition.

NOTE 5.  GAINS ON DISPOSITIONS

     During the second quarter of 1999, the Company sold its Structural Kinematics business for cash of $15 million, resulting in a pre-tax gain of $4.3 million, and $.06 per diluted share after-tax. Additionally, as a result of the Company's continuing evaluation of its Instruments businesses, the Company undertook certain repositioning actions during the second quarter of 1999, including exiting selected product lines and activities, rebalancing its customer mix in certain businesses and other related activities. These actions resulted in second quarter pre-tax charges of approximately $3.4 million, primarily recorded in cost of sales. During the fourth quarter of 1999, the Company sold its KT Aerofab business for cash of $4.4 million, resulting in a pre-tax gain of $0.3 million. The net operating results of the divested businesses for 1999 were not significant.

     In April 1998, the Company sold its Sealol Industrial Seals division for cash of $100 million, resulting in a pre-tax gain of $58.3 million. The after-tax gain of this divestiture was $42.6 million, or $.93 diluted earnings per share. Sealol's 1998 sales prior to the disposition were $23 million, and its operating income was $2.1 million ($.04 diluted earnings per share). Sealol had 1997 sales of $88 million and operating income of $11.4 million ($.21 diluted earnings per share). In January 1998, the Company sold its Rotron division for $103

                       PERKINELMER, INC. AND SUBSIDIARIES
million in cash, resulting in a pre-tax gain of $64.4 million. During the first quarter of 1998, the Company also sold a small product line for $4 million in cash, resulting in a pre-tax gain of $3.1 million. The after-tax gain of these divestitures was $45.2 million, or $.99 diluted earnings per share in 1998. Rotron had 1997 sales of $70 million and operating income of $11.9 million ($.16 diluted earnings per share). During 1999, in connection with the 1998 dispositions of the Company's Rotron and Sealol Industrial Seals divisions, the Company recognized approximately $13.2 million of pre-tax gains from the previously deferred sales proceeds as a result of the favorable resolution of certain events and contingencies. These gains are reported on the "Gains on Dispositions" line in the Consolidated Income Statements.

     In 1997, the Company sold its Chandler, Flow and Birtcher divisions for $23 million, resulting in pre-tax gains of $10.6 million. These gains were recorded in selling, general and administrative expenses.

NOTE 6. OTHER EXPENSE

     Other income (expense), net, consisted of the following:

                  (IN THOUSANDS)                       1999        1998        1997
                  --------------                     --------    --------    --------
Interest income....................................  $  3,365    $  6,873    $  1,969
Interest expense...................................   (28,284)    (11,391)    (12,482)
Gains on sales of investments, net.................     1,952       4,465         711
Other..............................................     1,185      (1,344)      2,247
                                                     --------    --------    --------
                                                     $(21,782)   $ (1,397)   $ (7,555)
                                                     ========    ========    ========

     Other consists mainly of foreign exchange losses, $2.2 million of income received by the Company in 1999 related to the demutualization of a life insurance company in which the Company is a policyholder and a $3.4 million cost of capital reimbursement in 1997 relating to a joint development program (see
Note 18).

NOTE 7. INCOME TAXES

     The components of income from continuing operations before income taxes for financial reporting purposes were as follows:

                   (IN THOUSANDS)                      1999        1998        1997
                   --------------                     -------    --------    --------
U.S.................................................  $ 1,044    $ 26,664    $(22,483)
Non-U.S.............................................   43,826      91,663      41,947
                                                      -------    --------    --------
                                                      $44,870    $118,327    $ 19,464
                                                      =======    ========    ========

                       PERKINELMER, INC. AND SUBSIDIARIES

     The components of the provision for income taxes for continuing operations were as follows:

                                                                  DEFERRED
                   (IN THOUSANDS)                      CURRENT    (PREPAID)     TOTAL
                   --------------                      -------    ---------    -------
1999
  Federal............................................  $ 9,397    $ (5,436)    $ 3,961
  State..............................................      921        (621)        300
  Non-U.S............................................   13,052        (814)     12,238
                                                       -------    --------     -------
                                                       $23,370    $ (6,871)    $16,499
                                                       =======    ========     =======
1998
  Federal............................................  $32,067    $ (7,538)    $24,529
  State..............................................    3,802        (977)      2,825
  Non-U.S............................................   15,951      (3,979)     11,972
                                                       -------    --------     -------
                                                       $51,820    $(12,494)    $39,326
                                                       =======    ========     =======
1997
  Federal............................................  $ 4,460    $ (5,805)    $(1,345)
  State..............................................    2,168        (144)      2,024
  Non-U.S............................................    7,028       2,195       9,223
                                                       -------    --------     -------
                                                       $13,656    $ (3,754)    $ 9,902
                                                       =======    ========     =======

     The total provision for income taxes included in the consolidated financial statements was as follows:

                    (IN THOUSANDS)                                  1999       1998
                    --------------                                 -------    -------
Continuing operations.................................  $16,499    $39,326    $ 9,902
Discontinued operations...............................   80,522     14,706     15,119
                                                        -------    -------    -------
                                                        $97,021    $54,032    $25,021
                                                        =======    =======    =======

     The major differences between the Company's effective tax rate for continuing operations and the federal statutory rate were as follows:

                                                              1999     1998     1997
                                                              -----    -----    -----
Federal statutory rate......................................   35.0%    35.0%    35.0%
Non-U.S. rate differential, net.............................  (18.0)   (19.0)   (39.4)
Future remittance of non-U.S. earnings......................     --      8.4       --
State income taxes, net.....................................    1.4      1.6      4.1
Goodwill amortization.......................................    7.6       .6      9.2
Goodwill write-downs........................................   11.7       --     27.0
Change in valuation allowance...............................    9.0      2.0     15.3
Other, net..................................................   (9.9)     4.6     (0.3)
                                                              -----    -----    -----
Effective tax rate..........................................   36.8%    33.2%    50.9%
                                                              =====    =====    =====

     The 1999 and 1997 tax provisions and effective rates for continuing operations were impacted by non-deductible goodwill write-downs. Excluding the impairment charges and related tax effects, the effective tax rates were 32% in 1999 and 30.6% in 1997.

                       PERKINELMER, INC. AND SUBSIDIARIES

     The tax effects of temporary differences and carryforwards which gave rise to deferred income tax assets and liabilities as of January 2, 2000 and January 3, 1999 were as follows:

                       (IN THOUSANDS)                           1999        1998
                       --------------                         --------    --------
Deferred tax assets:
  Inventory reserves........................................  $  7,042    $  7,510
  Other reserves............................................    16,417      17,828
  Deferred income...........................................     6,024       5,286
  Vacation pay..............................................     5,499       1,760
  Net operating loss carryforwards..........................    28,562      35,349
  Postretirement health benefits............................     4,072       4,420
  Restructuring reserve.....................................    15,567      16,600
  In-process R&D............................................     8,970          --
  All other, net............................................    50,138      38,797
                                                              --------    --------
Total deferred tax assets...................................   142,291     127,550
                                                              --------    --------
Deferred tax liabilities:
  Pension contribution......................................   (13,354)    (12,555)
  Amortization..............................................      (468)     (1,143)
  Depreciation..............................................   (19,661)    (10,819)
  All other, net............................................   (20,748)    (25,572)
                                                              --------    --------
Total deferred tax liabilities..............................   (54,231)    (50,089)
                                                              --------    --------
Valuation allowance.........................................   (28,580)    (32,628)
                                                              --------    --------
Net prepaid taxes...........................................  $ 59,480    $ 44,833
                                                              ========    ========

     At January 2, 2000, the Company had non-U.S. (primarily from Germany) net operating loss carryforwards of $65.2 million, substantially all of which carry forward indefinitely. The $25.6 million valuation allowance results primarily from these carryforwards, for which the Company currently believes it is more likely than not that they will not be realized.

     Current deferred tax assets of $92 million and $82.3 million were included in other current assets at January 2, 2000 and January 3, 1999, respectively. Long-term deferred tax liabilities of $33 million and $32.5 million were included in long-term liabilities at January 2, 2000 and January 3, 1999, respectively. These amounts included approximately $8.3 million of current deferred tax assets and $3.3 million of long-term deferred tax liabilities related to the discontinued operations of the Technical Services segment at January 3, 1999.

     In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Repatriation of retained earnings is done only when it is advantageous. Applicable federal taxes are provided only on amounts planned to be remitted. In connection with 1998 divestitures, certain proceeds will not be permanently reinvested in those operations, and, accordingly, federal taxes in the amount of $10 million were provided in connection with those earnings. Accumulated net earnings of non-U.S. subsidiaries for which no federal taxes have been provided as of January 2, 2000 were $99.9 million, which does not include amounts that, if remitted, would result in little or no additional tax because of the availability of U.S. tax credits for non-U.S. taxes. Federal taxes that would be payable upon remittance of these earnings are estimated to be $32.9 million at January 2, 2000.

                       PERKINELMER, INC. AND SUBSIDIARIES

NOTE 8. DISCONTINUED OPERATIONS

     On August 20, 1999, the Company sold the assets of its Technical Services segment, including the outstanding capital stock of EG&G Defense Materials, Inc., a subsidiary of the Company, to EG&G Technical Services, Inc., an affiliate of The Carlyle Group L.P. (the "Buyer"), for approximately $250 million in cash and the assumption by the Buyer of certain liabilities of the Technical Services segment. Approximately $2.1 million of the cash purchase price will be paid by the Buyer to the Company on the seventh anniversary of the closing of this transaction. The purchase price is subject to a post-closing adjustment based on the Technical Services segment's working capital, as defined, currently being arbitrated by the parties.

     The results of operations of the Technical Services segment were previously reported as one of five business segments of the Company. The Company accounted for the sale of its Technical Services segment as a discontinued operation in accordance with APB Opinion No. 30 and, accordingly, the results of operations of the Technical Services segment have been segregated from continuing operations and reported as a separate line item on the Company's Consolidated Income Statements. The Company recorded a pre-tax gain on disposition of discontinued operations of $181 million, net of transaction and related costs, during 1999. The $110 million after-tax gain was reported separately from the results of the Company's continuing operations.

     The Company's former Department of Energy (DOE) segment is also presented as discontinued operations in accordance with APB Opinion No. 30. The Company's last DOE management and operations contract expired in 1997. The Company is in the process of negotiating contract closeouts and does not anticipate incurring any material loss in excess of previously established reserves.

     Summary operating results of the discontinued operations (through August 20, 1999) were as follows:

                  (IN THOUSANDS)                       1999        1998        1997
                  --------------                     --------    --------    --------
Sales..............................................  $302,776    $553,514    $613,118
Costs and expenses.................................   278,242     517,762     575,852
                                                     --------    --------    --------
Operating income from discontinued operations......    24,534      35,752      37,266
Other income.......................................     1,147       1,955       1,983
                                                     --------    --------    --------
Income from discontinued operations before income
  taxes............................................    25,681      37,707      39,249
Provision for income taxes.........................    10,016      14,706      15,119
                                                     --------    --------    --------
Income from discontinued operations, net of income
  taxes............................................  $ 15,665    $ 23,001    $ 24,130
                                                     ========    ========    ========

     Income from discontinued operations, net of income taxes, of $15.7 million in 1999 and $23 million in 1998 reflected the results of the Company's Technical Services segment. Income from discontinued operations, net of income taxes, of $24.1 million in 1997 reflected $21.1 million from the Company's Technical Services segment and $3 million related to the Company's former DOE segment. Sales for the Technical Services segment for fiscal 1999, 1998 and 1997 were $303 million, $554 million and $533 million, respectively. The remaining sales for 1997 in the preceding chart relate to the DOE segment.

NOTE 9. EARNINGS PER SHARE

     Basic earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding plus all potentially dilutive common shares

                       PERKINELMER, INC. AND SUBSIDIARIES
outstanding, primarily shares issuable upon the exercise of stock options using the treasury stock method. The following table reconciles the number of shares utilized in the earnings per share calculations:

                     (IN THOUSANDS)                         1999      1998      1997
                     --------------                        ------    ------    ------
Number of common shares-basic............................  45,522    45,322    45,757
Effect of dilutive securities:
  Stock options..........................................   1,015       516       141
  Other..................................................      32        46        --
                                                           ------    ------    ------
Number of common shares-diluted..........................  46,569    45,884    45,898
                                                           ======    ======    ======

     Options to purchase 92,000 and 1,477,000 shares of common stock were not included in the computation of diluted earnings per share for 1998 and 1997, respectively, because the options' exercise prices were greater than the average market price of the common shares and thus their effect would have been antidilutive.

NOTE 10. ACCOUNTS RECEIVABLE

     Accounts receivable were net of reserves for doubtful accounts of $12.9 million and $4.4 million as of January 2, 2000 and January 3, 1999, respectively. The increase is primarily due to the acquisition of PEAI ($6.5 million).

NOTE 11. INVENTORIES

     Inventories as of January 2, 2000 and January 3, 1999 consisted of the following:

                       (IN THOUSANDS)                           1999        1998
                       --------------                         --------    --------
Finished goods..............................................  $ 87,177    $ 36,552
Work in process.............................................    26,342      22,124
Raw materials...............................................    88,205      64,892
                                                              --------    --------
                                                              $201,724    $123,568
                                                              ========    ========

     The increase in inventories was primarily due to the acquisition of PEAI in 1999. The acquisition of PEAI also caused the portion of total inventories accounted for using the LIFO method to drop from 12% in 1998 to 8% in 1999. The excess of current cost of inventories over the LIFO value was approximately $5 million as of January 2, 2000 and January 3, 1999.

NOTE 12. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, as of January 2, 2000 and January 3, 1999 consisted of the following:

                       (IN THOUSANDS)                           1999        1998
                       --------------                         --------    --------
Land........................................................  $ 28,724    $ 23,884
Buildings and leasehold improvements........................   127,908     128,900
Machinery and equipment.....................................   339,715     338,863
                                                              --------    --------
                                                              $496,347    $491,647
                                                              ========    ========

     Increases in property, plant and equipment due to the acquisition of PEAI ($33 million) and capital expenditures ($41 million) were partially offset by decreases resulting from dispositions ($54 million) and the effect of translating fixed assets denominated in non-U.S. currencies at current exchange rates.

                       PERKINELMER, INC. AND SUBSIDIARIES

NOTE 13. INVESTMENTS

     Investments as of January 2, 2000 and January 3, 1999 consisted of the following:

                       (IN THOUSANDS)                          1999       1998
                       --------------                         -------    -------
Marketable investments......................................  $11,082    $10,695
Joint venture investments...................................    3,829      2,811
                                                              -------    -------
                                                              $14,911    $13,506
                                                              =======    =======

     Joint venture investments are accounted for using the equity method. Marketable investments consisted mainly of trust assets which were carried at market value and were primarily invested in common stocks and fixed-income securities to meet the supplemental executive retirement plan obligation. The market values were based on quoted market prices. As of January 2, 2000, the fixed-income securities, on average, had maturities of approximately 15 years. The net unrealized holding gain on marketable investments, net of deferred income taxes, reported as a component of accumulated other comprehensive income
(loss) in stockholders' equity, was $0.4 million at January 2, 2000 and January 3, 1999.

     Marketable investments classified as available for sale as of January 2, 2000 and January 3, 1999 consisted of the following:

                                                                       GROSS UNREALIZED
                                                                            HOLDING
                                                 MARKET                -----------------
                (IN THOUSANDS)                    VALUE      COST      GAINS    (LOSSES)
                --------------                   -------    -------    -----    --------
1999
  Common stocks................................  $ 7,046    $ 6,345    $721      $ (20)
  Fixed-income securities......................    3,360      3,449      --        (89)
  Other........................................      676        652      24         --
                                                 -------    -------    ----      -----
                                                 $11,082    $10,446    $745      $(109)
                                                 =======    =======    ====      =====
1998
  Common stocks................................  $ 6,838    $ 6,367    $633      $(162)
  Fixed-income securities......................    3,549      3,506      43         --
  Other........................................      308        281      27         --
                                                 -------    -------    ----      -----
                                                 $10,695    $10,154    $703      $(162)
                                                 =======    =======    ====      =====

NOTE 14. INTANGIBLE ASSETS

     Intangible assets consist mainly of goodwill from acquisitions accounted for using the purchase method of accounting, representing the excess of cost over the fair market value of the net assets of the acquired businesses. Goodwill is being amortized over periods of 10-40 years. Goodwill, net of accumulated amortization, was $417 million and $301 million at January 2, 2000 and January 3, 1999, respectively. Other identifiable intangible assets from acquisitions include patents, trademarks, trade names and developed technology and are being amortized over periods of 10-40 years. Other identifiable intangible assets, net of

                       PERKINELMER, INC. AND SUBSIDIARIES
accumulated amortization, were $175 million and $17 million at January 2, 2000 and January 3, 1999, respectively. Intangible assets as of January 2, 2000 and January 3, 1999 consisted of the following:

                       (IN THOUSANDS)                           1999        1998
                       --------------                         --------    --------
Goodwill....................................................  $477,072    $351,130
Other identifiable intangible assets........................   182,550      17,929
                                                              --------    --------
                                                               659,622     369,059
Accumulated amortization....................................   (67,184)    (51,448)
                                                              --------    --------
                                                              $592,438    $317,611
                                                              ========    ========

     The increase in intangible assets resulted primarily from the acquisition of PEAI.

NOTE 15. DEBT

     Short-term debt at January 2, 2000 was $382 million and included one-year secured promissory notes of $150 million issued to PE Corp. at an interest rate of 5%, money market loans of $85 million with Chase Securities, Inc. and commercial paper borrowings of $140 million. The weighted-average interest rate on the money market loans, which had maturities of 90 days or less, was 6.7%. The weighted-average interest rate on the commercial paper borrowings, which had maturities of 120 days or less, was 6.5%. Commercial paper borrowings averaged $210 million during 1999 at an average interest rate of 5.5%. Short-term debt at January 3, 1999 was $158 million and consisted primarily of commercial paper borrowings of $150 million, at a weighted-average interest rate of 5.4%, that had maturities of 60 days or less. Commercial paper borrowings averaged $23 million during 1998 at an average interest rate of 5.5%. At January 3, 1999, short-term debt also included $6.2 million outstanding under a revolving credit agreement, bearing interest at 9%, assumed by the Company in connection with the Lumen acquisition. This amount was paid off in the first quarter of 1999.

     In March 2000, the Company's $250 million revolving credit facility was refinanced and increased to a $300 million revolving credit facility that expires in March 2001. The Company has an additional revolving credit agreement for $100 million that expires in March 2002. These agreements, which serve as backup facilities for the commercial paper borrowings, have no significant commitment fees. The Company did not draw down its credit facilities during 1999.

     At January 2, 2000 and January 3, 1999, long-term debt included $115 million of unsecured ten-year notes issued in October 1995 at an interest rate of 6.8%, which mature in 2005. The carrying amount approximated the estimated fair value at January 2, 2000 and January 3, 1999 based on a quoted market price. At January 3, 1999, long-term debt also included $14.8 million assumed by the Company in connection with the Lumen acquisition, consisting of unsecured notes of $12.4 million at 8% due in 2002 and a $2.4 million term loan at prime plus 1.75% due in 2000. The unsecured notes and the loan were retired during 1999.

NOTE 16. ACCRUED EXPENSES

     Accrued expenses as of January 2, 2000 and January 3, 1999 consisted of the following:

                       (IN THOUSANDS)                           1999        1998
                       --------------                         --------    --------
Payroll and incentives......................................  $ 32,720    $ 22,463
Employee benefits...........................................    49,293      31,171
Federal, non-U.S. and state income taxes....................    45,324      36,211
Other accrued operating expenses............................   148,320     128,755
                                                              --------    --------
                                                              $275,657    $218,600
                                                              ========    ========

                       PERKINELMER, INC. AND SUBSIDIARIES

     The increase in other accrued operating expenses resulted primarily from the acquisition of PEAI in 1999, partially offset by payment of accruals related to the Lumen acquisition and recognition of gains on dispositions from previously deferred sales proceeds.

     NOTE 17.  EMPLOYEE BENEFIT PLANS

     Except where noted otherwise, the following employee benefit plan disclosures include amounts and information, on a combined basis, for both the continuing and discontinued operations of the Company.

     Savings Plan: The Company has a savings plan for the benefit of qualified U.S. employees. Under this plan, the Company contributes an amount equal to the lesser of 55% of the amount of the employee's voluntary contribution or 3.3% of the employee's annual compensation. Savings plan expense charged to continuing operations was $3.9 million in 1999, $2.7 million in 1998 and $2.8 million in 1997.

     Pension Plans: The Company has defined benefit pension plans covering substantially all U.S. employees and non-U.S. pension plans for non-U.S. employees. The plans provide benefits that are based on an employee's years of service and compensation near retirement. Assets of the U.S. plan are composed primarily of equity and debt securities.

     Net periodic pension cost included the following components:

                  (IN THOUSANDS)                       1999        1998        1997
                  --------------                     --------    --------    --------
Service cost.......................................  $  8,539    $  9,356    $  9,081
Interest cost......................................    19,528      18,300      18,126
Expected return on plan assets.....................   (23,130)    (23,360)    (21,288)
Net amortization and deferral......................      (645)       (816)       (743)
                                                     --------    --------    --------
                                                     $  4,292    $  3,480    $  5,176
                                                     ========    ========    ========

     The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company's Consolidated Balance Sheets as of January 2, 2000 and January 3, 1999:

                                                   1999                   1998
                                            -------------------    -------------------
                                             NON-                   NON-
              (IN THOUSANDS)                 U.S.        U.S.       U.S.        U.S.
              --------------                -------    --------    -------    --------
Actuarial present value of benefit
  obligations:
Accumulated benefit obligations...........  $84,110    $144,588    $29,387    $232,978
                                            =======    ========    =======    ========
Projected benefit obligations at beginning
  of year.................................  $32,571    $259,468    $27,912    $240,176
PEAI projected benefit obligations at date
  of acquisition..........................   67,780          --         --          --
Service cost..............................    1,528       7,011        886       8,470
Interest cost.............................    3,872      15,656      1,860      16,440
Benefits paid.............................   (2,345)    (11,802)      (948)    (11,734)
Actuarial loss (gain).....................   (4,489)      1,859      1,182      23,318
Effect of exchange rate changes...........   (7,029)         --      1,679          --
Dispositions..............................       --          --         --     (17,202)
Settlement loss -- discontinued
  operations..............................       --      20,316         --          --
Curtailment gain -- discontinued
  operations..............................       --     (13,798)        --          --

                       PERKINELMER, INC. AND SUBSIDIARIES

                                                   1999                   1998
                                            -------------------    -------------------
                                             NON-                   NON-
              (IN THOUSANDS)                 U.S.        U.S.       U.S.        U.S.
              --------------                -------    --------    -------    --------
Reduction of projected benefit
  obligations -- discontinued
  operations..............................       --    (107,604)        --          --
                                            -------    --------    -------    --------
Projected benefit obligations at end of
  year....................................   91,888     171,106     32,571     259,468
                                            -------    --------    -------    --------
Fair value of plan assets at beginning of
  year....................................       --     310,024         --     294,790
Actual return on plan assets..............       --      65,040         --      26,968
Benefits paid and plan expenses...........       --     (12,679)        --     (11,734)
Transfer out -- discontinued operations...       --    (107,850)        --          --
                                            -------    --------    -------    --------
Fair value of plan assets at end of
  year....................................       --     254,535         --     310,024
                                            -------    --------    -------    --------
Plan assets less (greater) than projected
  benefit obligations.....................   91,888     (83,429)    32,571     (50,556)
Unrecognized net transition asset.........       --       1,024         --       2,254
Unrecognized prior service costs..........     (918)        (54)    (1,146)        (77)
Unrecognized net gain.....................    2,385      48,078      2,619       7,779
                                            -------    --------    -------    --------
Accrued pension liability (asset).........  $93,355    $(34,381)   $34,044    $(40,600)
                                            =======    ========    =======    ========
Actuarial assumptions as of the year-end
  measurement date:
  Discount rate...........................      5.8%        7.5%       6.5%        6.5%
  Rate of compensation increase...........      3.5%        4.5%       4.0%        4.5%
  Expected rate of return on assets.......       --         9.0%        --         9.0%

     Non-U.S. accrued pension liabilities classified as long-term liabilities totaled $122 million and $34 million as of January 2, 2000 and January 3, 1999, respectively. The U.S. pension asset was classified as other noncurrent assets.

     The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. At January 2, 2000 and January 3, 1999, the projected benefit obligations were $14.9 million and $13.8 million, respectively. Assets with a fair value of $9.8 million and $10.1 million, segregated in a trust, were available to meet this obligation as of January 2, 2000 and January 3, 1999, respectively. Pension expense for this plan was approximately $1.8 million in 1999, $1.4 million in 1998 and $1.3 million in 1997.

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

                       PERKINELMER, INC. AND SUBSIDIARIES

     Net periodic postretirement medical benefit cost (credit) included the following components:

                    (IN THOUSANDS)                       1999       1998       1997
                    --------------                      -------    -------    -------
Service cost..........................................  $   289    $   360    $   317
Interest cost.........................................    1,036      1,250      1,237
Expected return on plan assets........................   (1,304)    (1,245)      (804)
Net amortization and deferral.........................   (1,022)      (402)    (1,148)
                                                        -------    -------    -------
                                                        $(1,001)   $   (37)   $  (398)
                                                        =======    =======    =======

     The following table sets forth the changes in the postretirement medical plan's funded status and the amounts recognized in the Company's Consolidated Balance Sheets at January 2, 2000 and January 3, 1999:

                       (IN THOUSANDS)                          1999       1998
                       --------------                         -------    -------
Actuarial present value of accumulated benefit obligations:
  Retirees..................................................  $13,672    $11,448
  Active employees eligible to retire.......................      800        565
  Other active employees....................................    5,256      5,032
                                                              -------    -------
Accumulated benefit obligations at beginning of year........   19,728     17,045
                                                              -------    -------
Service cost................................................      289        360
Interest cost...............................................    1,036      1,250
Benefits paid...............................................   (1,204)    (1,394)
Actuarial loss (gain).......................................   (2,782)     2,467
Settlement loss -- discontinued operations..................      381         --
Curtailment gain -- discontinued operations.................   (2,350)        --
Reduction of accumulated benefit obligations -- discontinued
  operations................................................   (2,231)        --
                                                              -------    -------
Change in accumulated benefit obligations during the year...   (6,861)     2,683
                                                              -------    -------
  Retirees..................................................   10,379     13,672
  Active employees eligible to retire.......................      371        800
  Other active employees....................................    2,117      5,256
                                                              -------    -------
Accumulated benefit obligations at end of year..............   12,867     19,728
                                                              -------    -------
Fair value of plan assets at beginning of year..............   15,255     13,839
Actual return on plan assets................................    3,214      1,416
Benefits paid and plan expenses.............................     (757)        --
Transfer out -- discontinued operations.....................   (3,238)        --
                                                              -------    -------
Fair value of plan assets at end of year....................   14,474     15,255
                                                              -------    -------
Fair value of plan assets less (greater) than accumulated
  benefit obligations.......................................   (1,605)     4,473
Unrecognized net gain.......................................    9,234      7,483
                                                              -------    -------
Accrued postretirement medical liability....................  $ 7,629    $11,956
                                                              =======    =======

                       PERKINELMER, INC. AND SUBSIDIARIES

                       (IN THOUSANDS)                          1999       1998
                       --------------                         -------    -------
Actuarial assumptions as of the year-end measurement date:
  Discount rate.............................................      7.5%       6.5%
  Expected rate of return on assets.........................      9.0%       9.0%
  Health care cost trend rate:
     First year.............................................      9.0%       9.0%
     Ultimate...............................................      5.5%       5.5%
     Time to reach ultimate.................................  4 years    5 years

     The accrued postretirement medical liability included $6.6 million and $11 million classified as long-term liabilities as of January 2, 2000 and January 3, 1999, respectively.

     If the health care cost trend rate was increased 1%, the accumulated postretirement benefit obligations would have increased by approximately $0.5 million at January 2, 2000. The effect of this increase on the annual cost for 1999 would have been approximately $45,000. If the health care cost trend rate was decreased 1%, the accumulated postretirement benefit obligations would have decreased by approximately $0.4 million at January 2, 2000. The effect of this decrease on the annual cost for 1999 would have been approximately $39,000.

     Deferred Compensation Plans: During 1998, the Company implemented certain nonqualified deferred compensation programs that provide benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, upon retirement or death. Benefit payments under these plans are funded by a combination of contributions from participants and the Company.

     Employee Stock Purchase Plan: The Company has an Employee Stock Purchase Plan, whereby participating employees have the right to purchase common stock at a price equal to 85% of the lower of the closing price on the first day or the last day of the six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee's voluntary contribution which may not exceed 10% of base compensation.

     Other: In April 1999, the Company's stockholders approved the 1999 Incentive Plan, under which cash performance awards as well as an aggregate of
3.5 million shares of the Company's common stock were made available for option grants, restricted stock awards, performance units and other stock-based awards.

     The Company incurred a $2.8 million charge in 1997 related to a cash deficit in an employee benefit plan.

NOTE 18. REIMBURSEMENT OF INVESTED CAPITAL

     In 1997, the Company received a $30.4 million payment as part of the negotiation of a joint development contract. This payment represented a $27 million reimbursement of previously invested capital, which will be amortized to income over the estimated life of the related assets, and a $3.4 million reimbursement of cost of capital, which was included in other income. The reimbursement, net of accumulated amortization, included in long-term liabilities was $15.3 million as of January 2, 2000 and $20.4 million as of January 3, 1999.

NOTE 19. CONTINGENCIES

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

                       PERKINELMER, INC. AND SUBSIDIARIES

     In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.3 million as of January 2, 2000, representing management's estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to five years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

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

NOTE 20. RISKS AND UNCERTAINTIES

     For information concerning various investigations, claims, legal proceedings, environmental investigations and remedial actions, and notices from the IRS, see Note 19. For information concerning factors affecting future performance, see Management's Discussion and Analysis.

     Costs incurred under cost-reimbursable government contracts, primarily in the former Technical Services segment, which is presented as discontinued operations, are subject to audit by the government. The results of prior audits, completed through 1995, have not had a material effect on the Company.

     The Company's management and operations contracts with the DOE are presented as discontinued operations. The Company's last DOE management and operations contract expired on September 30, 1997. The Company is in the process of negotiating contract closeouts and does not anticipate incurring any material loss in excess of previously established reserves.

NOTE 21. STOCKHOLDERS' EQUITY

     Stock-Based Compensation: Under the 1999 Incentive Plan, 3.5 million additional shares of the Company's common stock were made available for option grants, restricted stock awards, performance units and other stock-based awards. At January 2, 2000, 11.4 million shares of the Company's common stock were reserved for employee benefit plans.

     The Company has nonqualified and incentive stock option plans for officers and key employees. Under these plans, options may be granted at prices not less than 100% of the fair market value on the date of grant. Options expire 7-10 years from the date of grant, and options granted since 1994 become exercisable, in

                       PERKINELMER, INC. AND SUBSIDIARIES
ratable installments, over periods of 3-5 years from the date of grant. The Stock Option Committee of the Board of Directors, at its sole discretion, may also include stock appreciation rights in any option granted. There are no stock appreciation rights outstanding under these plans.

     The following table summarizes stock option activity for the three years ended January 2, 2000:

                                            1999                    1998                    1997
                                    ---------------------   ---------------------   ---------------------
                                                WEIGHTED-               WEIGHTED-               WEIGHTED-
                                     NUMBER      AVERAGE     NUMBER      AVERAGE     NUMBER      AVERAGE
      (SHARES IN THOUSANDS)         OF SHARES     PRICE     OF SHARES     PRICE     OF SHARES     PRICE
      ---------------------         ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of
  year............................    3,300      $20.05       4,187      $19.64       4,161      $19.56
  Granted.........................    2,711       25.94         568       22.82         927       19.19
  Exercised.......................   (1,109)      19.08      (1,209)      19.87        (363)      16.74
  Lapsed..........................     (330)      23.28        (246)      20.29        (538)      20.23
                                     ------                  ------                   -----
Outstanding at end of year........    4,572       23.53       3,300       20.05       4,187       19.64
                                     ======                  ======                   =====
Exercisable at end of year........    1,851       19.31       1,540       19.46       2,195       19.85
                                     ======                  ======                   =====
Available for grant at end of
  year............................    4,665                   2,866                   2,290
                                     ======                  ======                   =====

     The following table summarizes information about stock options outstanding at January 2, 2000:

RANGE OF EXERCISE PRICES                       OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
------------------------              --------------------------------------    ----------------------
                                                    WEIGHTED-
                                                     AVERAGE       WEIGHTED-                 WEIGHTED-
                                                    REMAINING       AVERAGE                   AVERAGE
                                      NUMBER OF    CONTRACTUAL     EXERCISE     NUMBER OF    EXERCISE
       (SHARES IN THOUSANDS)           SHARES      LIFE (YEARS)      PRICE       SHARES        PRICE
       ---------------------          ---------    ------------    ---------    ---------    ---------
$ 5.64 - 15.28......................      348          3.8          $13.37          348       $13.37
 15.95 - 23.44......................    2,053          5.1           20.32        1,435        20.22
 25.75 - 39.19......................    2,171          7.0           28.19           68        30.36
                                        -----                                     -----
  5.64 - 39.19......................    4,572          5.9           23.53        1,851        19.31
                                        =====                                     =====

     During 1999, 1,611,000 options were granted pursuant to the 1992 Stock Option Plan at exercise prices ranging from $25.75 per share to $28.81 per share; 421,000 options were granted pursuant to the 1999 Incentive Plan at exercise prices ranging from $29.69 per share to $39.19 per share and 250,000 options were granted to an officer at an exercise price of $27.25 per share pursuant to a plan other than the 1992 and 1999 Plans. In connection with the acquisition of Lumen Technologies, Lumen options were converted into approximately 429,000 Company stock options, effective January 5, 1999. These options had an average exercise price of $14.47 per share and were fully vested. In January 1998, the Board of Directors granted 400,000 options to an officer at an exercise price of $21.19 per share; 200,000 options were granted pursuant to the 1992 Plan, and 200,000 options were granted pursuant to a plan other than the 1992 Plan. In addition, 167,500 options were granted pursuant to the 1992 Plan at various dates in 1998 at exercise prices ranging from $23.13 per share to $30.25 per share. In December 1997, 927,000 options were granted at an exercise price of $19.19 per share.

                       PERKINELMER, INC. AND SUBSIDIARIES

     The weighted-average fair values of options granted during 1999, 1998 and 1997 were $9.14, $6.83 and $6.14, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model:

                                                          1999        1998       1997
                                                        ---------    -------    -------
Risk-free interest rate...............................        4.9%       5.4%       5.9%
Expected dividend yield...............................          2%         2%         2%
Expected lives........................................   5.5 years    6 years    7 years
Expected stock volatility.............................         27%        27%        26%

     In April 1999, the Company's stockholders approved the 1998 Employee Stock Purchase Plan, whereby participating employees currently have the right to purchase common stock at a price equal to 85% of the lower of the closing price on the first day or the last day of the six-month offering period. The first offering period, for which the employee discount was 10%, began on September 1, 1998 and ended on June 30, 1999. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee's voluntary contribution which may not exceed 10% of base compensation. During 1999, the Company issued 358,000 shares under this plan at a weighted-average price of $22.14 per share. There remains available for sale to employees an aggregate of 2.1 million shares of the Company's stock out of 2.5 million shares authorized by the stockholders.

     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company continues to apply APB Opinion No. 25 in accounting for its stock option and stock purchase plans. As required, the following table disclosed pro forma net income and diluted earnings per share had compensation cost for the Company's stock-based compensation plans been determined based on the fair value approach:

        (IN THOUSANDS EXCEPT PER SHARE DATA)            1999        1998       1997
        ------------------------------------          --------    --------    -------
Net income:
  As reported.......................................  $154,316    $102,002    $33,692
  Pro forma.........................................   145,354     100,000     32,891
Diluted earnings per share:
  As reported.......................................      3.31        2.22        .74
  Pro forma.........................................      3.12        2.18        .72

     Pro forma compensation cost may not be representative of that to be expected in future years since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

     Shareholder Rights Plan: Under a Shareholder Rights Plan, preferred stock purchase rights were distributed on February 8, 1995 as a dividend at the rate of one right for each share of common stock outstanding. Each right, when exercisable, entitles a stockholder to purchase one one-thousandth of a share of a new series of junior participating preferred stock at a price of $60. The rights become exercisable only if a person or group acquires 20% or more or announces a tender or exchange offer for 30% or more of the Company's common stock. This preferred stock is nonredeemable and will have 1,000 votes per share. The rights are nonvoting, expire in 2005 and may be redeemed prior to becoming exercisable. The Company has reserved 70,000 shares of preferred stock, designated as Series C Junior Participating Preferred Stock, for issuance upon exercise of such rights. If a person (an Acquiring Person) acquires or obtains the right to acquire 20% or more of the Company's outstanding common stock (other than pursuant to certain approved offers), each right (other than rights held by the Acquiring Person) will entitle the holder to purchase shares of common stock of the Company at one-half of the current market price at the date of occurrence of the event. In addition, in the event that the Company is involved in a merger or other business combination in which it is not the surviving corporation or in connection with which the Company's common stock is changed or converted, or it sells or transfers 50% or more of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase shares of common stock of such other person at one-half of the current market price of such common stock at the date of the occurrence of the event.

                       PERKINELMER, INC. AND SUBSIDIARIES

     Comprehensive Income: The components of accumulated other comprehensive income (loss) were as follows:

                                       FOREIGN CURRENCY                        ACCUMULATED OTHER
                                         TRANSLATION       UNREALIZED GAINS      COMPREHENSIVE
           (IN THOUSANDS)                ADJUSTMENTS        ON SECURITIES        INCOME (LOSS)
           --------------              ----------------    ----------------    -----------------
Balance, December 29, 1996...........      $ 18,228             $1,204             $ 19,432
Current year change..................       (22,608)              (681)             (23,289)
                                           --------             ------             --------
Balance, December 28, 1997...........        (4,380)               523               (3,857)
Current year change..................         7,723               (137)               7,586
                                           --------             ------             --------
Balance, January 3, 1999.............         3,343                386                3,729
Current year change..................       (17,804)                35              (17,769)
                                           --------             ------             --------
Balance, January 2, 2000.............      $(14,461)            $  421             $(14,040)
                                           ========             ======             ========

     The tax effects related to each component of other comprehensive income
(loss) were as follows:

                                                         BEFORE-TAX    TAX (PROVISION)    AFTER-TAX
                    (IN THOUSANDS)                         AMOUNT          BENEFIT         AMOUNT
                    --------------                       ----------    ---------------    ---------
1999
Foreign currency translation adjustments...............   $(17,804)         $ --          $(17,804)
Unrealized gains on securities:
  Gains arising during the period......................        143           (50)               93
  Reclassification adjustment..........................        (89)           31               (58)
                                                          --------          ----          --------
Net unrealized gains...................................         54           (19)               35
                                                          --------          ----          --------
Other comprehensive income (loss)......................   $(17,750)         $(19)         $(17,769)
                                                          ========          ====          ========
1998
Gross foreign currency translation adjustments.........   $  4,608          $ --          $  4,608
Reclassification adjustment for translation losses
  realized upon sale of Sealol Industrial Seals........      3,115            --             3,115
Unrealized losses on securities arising during the
  period...............................................       (211)           74              (137)
                                                          --------          ----          --------
Other comprehensive income.............................   $  7,512          $ 74          $  7,586
                                                          ========          ====          ========
1997
Foreign currency translation adjustments...............   $(22,608)         $ --          $(22,608)
Unrealized losses on securities:
  Losses arising during the period.....................     (1,008)          353              (655)
  Reclassification adjustment..........................        (40)           14               (26)
                                                          --------          ----          --------
Net unrealized losses..................................     (1,048)          367              (681)
                                                          --------          ----          --------
Other comprehensive income (loss)......................   $(23,656)         $367          $(23,289)
                                                          ========          ====          ========

NOTE 22. FINANCIAL INSTRUMENTS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company believes it had no significant concentrations of credit risk as of January 2, 2000.

     The Company has relatively limited involvement with derivative financial instruments. In the ordinary course of business, the Company enters into foreign exchange forward contracts for periods consistent with its

                       PERKINELMER, INC. AND SUBSIDIARIES
committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, generally have maturities that do not exceed one month and have no cash requirements until maturity. Credit risk and market risk are minimal because the forward contracts are with very large banks, and gains and losses are offset against foreign exchange gains and losses on the underlying hedged transactions. From time to time the Company enters into foreign exchange forward contracts to mitigate the effect of foreign currency movements associated with anticipatory transactions denominated in foreign currencies. Realized gains and losses on foreign currency instruments, which are hedges of committed transactions on assets and liabilities, are recognized at the time the underlying transaction is completed. Realized and unrealized gains and losses on forward contracts, which are not hedges of committed transactions, are recognized in income. The notional amount of outstanding forward contracts was $75 million as of January 2, 2000 and $42 million as of January 3, 1999. The carrying value as of January 2, 2000 and January 3, 1999, which approximated fair value, was not significant.

     See Notes 1, 13 and 15 for disclosures about fair values, including methods and assumptions, of other financial instruments.

NOTE 23. LEASES

     The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for 1999, 1998 and 1997 amounted to $19.2 million, $10.1 million and $10.1 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $19 million in 2000, $14.6 million in 2001, $12.9 million in 2002, $12.1 million in 2003, $11.4 million in 2004 and $12.4 million after 2004.

NOTE 24. INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

     In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changed the way the Company reports information about its operating segments. The Company's businesses are reported as four reportable segments which reflect the Company's management and structure under four SBUs. The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant.

     The operating segments and their principal products and services are:

          Life Sciences: Sample handling and measuring instruments, computer software and chemical reagents for use in bio-screening and population screening laboratories. Bio-screening activities include academic research applications and drug discovery applications in high throughput screening laboratories of major pharmaceutical companies. Population screening activities include inherited and infectious disease screening, as well as routine clinical diagnostics.

          Optoelectronics: A broad spectrum of optoelectronic products, including large area amorphous silicon detectors, high volume and high-performance specialty lighting sources, detectors, imaging devices, as well as telecom products, which include emitters, receivers and mux arrays.

          Instruments: Products and services for detection, measurement and testing applications, including analytical instruments for the pharmaceutical, food and beverage, environmental, chemical and plastics industries.

          Fluid Sciences: Static and dynamic seals, sealing systems, solenoid valves, bellows devices, advanced pneumatic components, systems and assemblies and sheet metal-formed products for original equipment manufacturers and end users.

                       PERKINELMER, INC. AND SUBSIDIARIES

     Sales to U.S. government agencies, which were predominantly to the Department of Defense and NASA in the former Technical Services segment, which is reflected as discontinued operations in the accompanying financial statements (see Note 8), were $326 million, $524 million and $537 million in 1999, 1998 and 1997, respectively. In 1998, the Company's joint venture with Johnson Controls was unsuccessful in its bid to provide support services to NASA and the Air Force at Florida's Kennedy Space Center, Cape Canaveral Air Station and Patrick Air Force Base. The NASA contract at the Kennedy Space Center contributed sales of $134 million in 1998 and $168 million in 1997.

     Sales and operating profit by segment for the three years ended January 2, 2000 are shown in the table below:

                  (IN THOUSANDS)                       1999         1998        1997
                  --------------                    ----------    --------    --------
LIFE SCIENCES
Sales.............................................  $  163,587    $148,124    $125,380
Operating Profit..................................      15,453       9,046      10,108
OPTOELECTRONICS
Sales.............................................     412,592     268,558     261,291
Operating Profit (Loss)...........................      34,934      (5,454)    (23,128)
INSTRUMENTS
Sales.............................................     607,281     247,388     236,839
Operating Profit (Loss)...........................      (9,351)      6,659      17,966
FLUID SCIENCES
Sales.............................................     179,669     167,646     127,087
Operating Profit..................................      22,204       5,194       8,846
OTHER
Sales.............................................          --      22,666     176,885
Operating Profit..................................       3,412     104,279      13,227
CONTINUING OPERATIONS
Sales.............................................   1,363,129     854,382     927,482
Operating Profit..................................      66,652     119,724      27,019

     The Company's Technical Services segment and former Department of Energy segment are presented as discontinued operations and, therefore, are not included in the preceding table. The results for the periods presented included certain nonrecurring items which are discussed in the Management's Discussion and Analysis section of this document.

     Additional information relating to the Company's operating segments is as follows:

                                       DEPRECIATION AND
                                     AMORTIZATION EXPENSE             CAPITAL EXPENDITURES
                                 -----------------------------    -----------------------------
       (IN THOUSANDS)             1999       1998       1997       1999       1998       1997
       --------------            -------    -------    -------    -------    -------    -------
Life Sciences................    $ 6,189    $ 5,059    $ 4,091    $ 7,465    $ 5,415    $ 3,352
Optoelectronics..............     34,430     25,615     19,528     21,155     17,256     21,312
Instruments..................     17,292     10,573     11,688      6,555      8,382      7,616
Fluid Sciences...............      7,093      6,042      3,090      4,515     10,325      9,488
Other........................      1,111      1,221      4,301      1,402      3,111      5,874
                                 -------    -------    -------    -------    -------    -------
  Continuing operations......    $66,115    $48,510    $42,698    $41,092    $44,489    $47,642
                                 =======    =======    =======    =======    =======    =======
  Discontinued operations....    $   841    $ 1,869    $ 1,914    $ 1,341    $ 2,033    $ 1,087
                                 =======    =======    =======    =======    =======    =======

                       PERKINELMER, INC. AND SUBSIDIARIES

                                                                    TOTAL ASSETS
                                                              ------------------------
                       (IN THOUSANDS)                            1999          1998
                       --------------                         ----------    ----------
Life Sciences...............................................  $  125,025    $  128,970
Optoelectronics.............................................     448,453       479,818
Instruments.................................................     854,452       183,590
Fluid Sciences..............................................     102,421       112,898
Other.......................................................     184,289       233,502
                                                              ----------    ----------
                                                              $1,714,640    $1,138,778
                                                              ==========    ==========

     Other total assets consisted primarily of cash and cash equivalents, prepaid pension, prepaid taxes and, in 1998, net assets of discontinued operations.

     The following geographic area information for continuing operations includes sales based on location of external customer and net property, plant and equipment based on physical location:

                                                                  SALES
                                                    ----------------------------------
                  (IN THOUSANDS)                       1999         1998        1997
                  --------------                    ----------    --------    --------
U.S. .............................................  $  661,609    $447,793    $512,503
Germany...........................................      98,787      67,647      71,390
Japan.............................................      73,567      28,306      21,630
United Kingdom....................................      71,493      47,794      65,462
Italy.............................................      56,433      17,565      19,204
France............................................      50,282      35,329      44,417
Other Non-U.S. ...................................     350,958     209,948     192,876
                                                    ----------    --------    --------
                                                    $1,363,129    $854,382    $927,482
                                                    ==========    ========    ========

                                                              NET PROPERTY, PLANT AND
                                                                     EQUIPMENT
                                                              ------------------------
                       (IN THOUSANDS)                            1999          1998
                       --------------                         ----------    ----------
U.S. .......................................................   $133,812      $133,550
Germany.....................................................     21,570        21,923
Finland.....................................................     17,277        15,431
Canada......................................................     14,718         8,861
United Kingdom..............................................     13,282         3,453
Other Non-U.S. .............................................     27,375        35,462
                                                               --------      --------
                                                               $228,034      $218,680
                                                               ========      ========

     Effectively all of the sales and net property, plant and equipment of the discontinued operations (consisting of the Technical Services segment and former DOE segment) were U.S. based.

                       PERKINELMER, INC. AND SUBSIDIARIES

NOTE 25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Selected quarterly financial information follows:

                                          FIRST      SECOND     THIRD      FOURTH
 (IN THOUSANDS EXCEPT PER SHARE DATA)    QUARTER    QUARTER    QUARTER    QUARTER       YEAR
 ------------------------------------    --------   --------   --------   --------   ----------
1999
Sales..................................  $243,217   $304,258   $388,413   $427,241   $1,363,129
Operating income (loss) from continuing
  operations...........................    17,028      1,940       (328)    48,012       66,652
Income (loss) from continuing
  operations before income taxes.......    12,396     (4,257)    (8,932)    45,663       44,870
Income (loss) from continuing
  operations...........................     8,042     (2,725)    (5,801)    28,855       28,371
Net income.............................    14,087      3,617    103,773     32,839      154,316
Basic earnings (loss) per share:
  Continuing operations................       .18       (.06)      (.13)       .62          .62
  Net income...........................       .31        .08       2.27        .71         3.39
Diluted earnings (loss) per share:
  Continuing operations................       .18       (.06)      (.13)       .61          .61
  Net income...........................       .31        .08       2.27        .69         3.31
Cash dividends per common share........       .14        .14        .14        .14          .56
Market price of common stock:
  High.................................     30.19      36.25      39.94      45.00        45.00
  Low..................................     25.50      26.50      31.50      36.63        25.50
  Close................................     26.75      35.75      38.75      41.69        41.69
1998
Sales..................................  $219,642   $209,424   $191,503   $233,813   $  854,382
Operating income from continuing
  operations...........................    46,398     40,006     10,153     23,167      119,724
Income from continuing operations
  before income taxes..................    44,484     38,913     13,661     21,269      118,327
Income from continuing operations......    28,588     27,753      8,743     13,917       79,001
Net income.............................    34,483     31,614     15,437     20,468      102,002
Basic earnings per share:
  Continuing operations................       .63        .61        .19        .31         1.74
  Net income...........................       .76        .69        .34        .46         2.25
Diluted earnings per share:
  Continuing operations................       .62        .60        .19        .31         1.72
  Net income...........................       .75        .68        .33        .45         2.22
Cash dividends per common share........       .14        .14        .14        .14          .56
Market price of common stock:
  High.................................     28.50      33.75      30.13      29.44        33.75
  Low..................................     19.44      27.13      18.88      20.50        18.88
  Close................................     27.75      29.69      22.44      27.81        27.81

NOTE 26. SUBSEQUENT EVENTS

     Acquisition: On January 14, 2000, the Company completed its previously announced acquisition of Vivid Technologies, Inc. (Vivid). The transaction was a stock merger whereby the shareholders of Vivid

                       PERKINELMER, INC. AND SUBSIDIARIES
received one share of the Company's common stock for each 6.2 shares of Vivid common stock. The Company issued approximately 1.6 million shares in connection with the acquisition, resulting in a total transaction value of approximately $66 million. Vivid, which is a leading supplier of automated explosive detection systems utilized in airports and high-security facilities worldwide, generated sales of $21 million for the fiscal year ended September 30, 1999. The transaction will be accounted for as a purchase in accordance with APB Opinion No. 16.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of PerkinElmer, Inc.:

     We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. (a Massachusetts corporation) and subsidiaries as of January 2, 2000 and January 3, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended January 2, 2000, January 3, 1999 and December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for the years ended January 2, 2000, January 3, 1999 and December 28, 1997 in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP
--------------------------------------
Arthur Andersen LLP
Boston, Massachusetts
January 25, 2000

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     a) DIRECTORS

     The information required by this Item with respect to Directors is contained in the Company's 2000 Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2000 (the "2000 Proxy Statement") under the captions "Election of Directors," "Information Relative to the Board of Directors and Certain of its Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" and is herein incorporated by reference.

     b) EXECUTIVE OFFICERS

     The information required by this item with respect to Executive Officers is contained in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is contained under the captions "Summary Compensation Table" up to and including "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Value Option Table" and Notes thereto in the 2000 Proxy Statement, and is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is contained under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2000 Proxy Statement, and is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is contained under the caption "Certain Transactions" in the 2000 Proxy Statement, and is herein incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

     1.  FINANCIAL STATEMENTS

        Included in Part II, Item 8:

          Consolidated Income Statements for the Three Years Ended January 2,
          2000

          Consolidated Balance Sheets as of January 2, 2000 and January 3, 1999

          Consolidated Statements of Stockholders' Equity for the Three Years Ended January 2, 2000

          Consolidated Statements of Cash Flows for the Three Years Ended January 2, 2000

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

     3.  EXHIBITS

  3.1 The Company's Restated Articles of Organization were filed with the Commission on March 30, 1999 as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999 and are herein incorporated by reference.
  3.2    Articles of Amendment to the Company's Restated Articles of
         Organization were filed with the Commission on November 5, 1999 as Exhibit 3 to the Company's Report on Form 8-K and are herein incorporated by reference.
  3.3 The Company's By-Laws as amended and restated by the Board of Directors on April 27, 1999 are attached hereto as
         Exhibit 3.3.
  4.1 Specimen Certificate of the Company's Common Stock, $1 par value, was filed with the Commission on November 5, 1999 as
         Exhibit 4 to the Company's Report on Form 8-K and is herein incorporated by reference.
  4.2 Form of Indenture dated June 28, 1995 between the Company and the First National Bank of Boston, as Trustee, was filed with the Commission as Exhibit 4.1 to the Company's
         Registration Statement on Form S-3, File No. 33-59675 and is herein incorporated by reference.
*10.1 The Company's Supplemental Executive Retirement Plan revised as of April 19, 1995 was filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and is herein incorporated by reference.
*10.2    The Company's 1999 INCENTIVE PLAN was filed with the
         Commission on April 2, 1999 as Exhibit B to the Company's
         Definitive Proxy Statement on Schedule 14A and is herein incorporated by reference.

 10.3    5-Year Competitive Advance and Revolving Credit Facility
         Agreement (referred to as the "5-Year Agreement") dated as of March 21, 1994 among the Company, the Lenders Named
         Herein and The Chase Manhattan Bank as Administrative Agent;
         Amendment No. 1 dated as of March 15, 1995; and Amendment
         No. 2 dated as of March 14, 1996 were filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and are herein incorporated by reference. Amendment No. 3 dated as of March 7, 1997 was filed as Exhibit 10.3 to the Company's Annual Report on Form
         10-K for the fiscal year ended December 29, 1996 and is also herein incorporated by reference. Amendment No. 4 dated as of November 20, 1998 was filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999 and is also herein incorporated by reference.
 10.4    $300,000,000 Amended and Restated Competitive Advance and
         Revolving Credit Facility Agreement dated as of March 3,
         2000 among the Company, the Lenders Named Herein and The
         Chase Manhattan Bank as Administrative Agent, which is attached hereto as Exhibit 10.4, amends and restates the Competitive Advance and Revolving Credit Facility Agreement dated as of March 5, 1999 among the Company, the Lenders
         Named Herein and The Chase Manhattan Bank as Administrative
         Agent, which was filed with the Commission as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999 and is herein incorporated by reference.
*10.5    Employment Contracts:
         (1) Employment contract between Gregory L. Summe and the
         Company dated January 8, 1998, as amended by an amendment dated November 5, 1999, is attached hereto as Exhibit
             10.5(a).
         (2) Employment contract between Robert F. Friel and the
             Company dated November 18, 1999.
         (3) Employment contract between Terrance L. Carlson and the
         Company dated August 1, 1999.
         (4) Employment contract between Angelo D. Castellana and the
         Company dated November 10, 1999.
         (5) Employment contract between Richard F. Walsh and the
             Company dated July 29, 1999.
         (6) Employment contract between Robert A. Barrett and the
             Company dated July 23, 1999.
         (7) Employment contract between Patrik Dahlen and the Company dated October 1, 1999.
         (8) Employment contract between John J. Engel and the
             Company dated December 1, 1999.
         (9) Employment contract between Robert J. Rosenthal and the
             Company dated July 23, 1999.
         (10) Employment contract between Gregory D. Perry and the
              Company dated August 8, 1999.
         Except for the name of the officer in the employment contracts identified by numbers 2 through and including 10, the form of said employment contracts is identical in all material respects. The employment contract between Angelo D.
         Castellana and the Company is representative of the employment contracts of these executive officers and is attached hereto as Exhibit 10.5(b).
*10.6    The Company's 1982 INCENTIVE STOCK OPTION PLAN was filed as
         Exhibit 4(v) to the Company's Registration Statement on Form
         S-8, File No. 33-36082 and is herein incorporated by reference.
*10.7    The Company's 1992 STOCK OPTION PLAN was filed as Exhibit
         4(vi) to the Company's Registration Statement on Form S-8,
         File No. 333-32059 and is herein incorporated by reference.
*10.8 The Company's 1998 EMPLOYEE STOCK PURCHASE PLAN was filed with the Commission on March 30, 1999 as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999 and is herein incorporated by reference.
*10.9    Agreement and General Release between the Company and Murray
         Gross dated April 30, 1999.
*10.10   Agreement and General Release between the Company and Daniel
         T. Heaney dated November 3, 1998.

*10.11   Agreement and General Release between the Company and
         Deborah S. Lorenz dated June 6, 1998.
 21      Subsidiaries of the Registrant.
 23      Consent of Independent Public Accountants (appears on
         signature page).
 24      Power of Attorney (appears on signature page).
 27      Financial Data Schedule.

---------------
* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

(b) REPORTS ON FORM 8-K

     A report on Form 8-K was filed with the Commission on November 5, 1999 regarding an amendment to the Company's Restated Articles of Organization filed with the Massachusetts Secretary of State on October 26, 1999 by which the Company changed its name from "EG&G, Inc." to "PerkinElmer, Inc."

     A report on Form 8-K was filed with the Commission on November 23, 1999 regarding the sale of the Technical Services segment and the restatement of financial statements and other information to reflect Technical Services as a discontinued operation.

(c) PROXY STATEMENT

     The Company's 2000 Proxy Statement, in definitive form, was filed electronically on March 27, 2000 with the Securities and Exchange Commission in Washington, D.C. pursuant to the Commission's Rule 14a-6.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULES

To PerkinElmer, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of PerkinElmer, Inc. included in this Form 10-K and have issued our report thereon dated January 25, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
--------------------------------
Arthur Andersen LLP
Boston, Massachusetts
January 25, 2000

                                  SCHEDULE II

                       PERKINELMER, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED JANUARY 2, 2000
                                 (IN THOUSANDS)

                                      BALANCE AT                                             BALANCE
                                     BEGINNING OF                  CHARGES/                  AT END
DESCRIPTION                              YEAR        PROVISIONS    WRITEOFFS     OTHER       OF YEAR
-----------                          ------------    ----------    ---------    -------      -------
RESERVE FOR DOUBTFUL ACCOUNTS
Year Ended December 28, 1997.......    $ 4,126        $ 2,090      $ (1,211)    $  (295)     $ 4,710
Year Ended January 3, 1999.........    $ 4,710        $ 1,084      $   (960)    $  (434)(a)  $ 4,400
Year Ended January 2, 2000.........    $ 4,400        $ 2,569      $ (1,302)    $ 7,261(b)   $12,928
ACCRUED RESTRUCTURING COSTS
Year Ended December 28, 1997.......    $    --        $ 4,433      $ (1,408)    $    --      $ 3,025
Year Ended January 3, 1999.........    $ 3,025        $50,027      $(23,483)    $ 5,000(c)   $34,569
Year Ended January 2, 2000.........    $34,569        $11,520(e)   $(32,525)    $28,195(d)   $41,759

---------------
(a) Includes reserves for doubtful accounts of $1,371 related to companies acquired in 1998.

(b) Includes reserve for doubtful accounts of $6,500 related to a company acquired in 1999.

(c) Represents accrued restructuring costs of $5,000 related to a company acquired in 1998.

(d) Represents accrued restructuring costs of $28,195 related to a company acquired in 1999.

(e) Includes a $23,500 restructuring charge and an $11,980 reversal of prior year's charges.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation by reference of our reports dated January 25, 2000, included in this Form 10-K, into Registration Statements previously filed by PerkinElmer, Inc. on, respectively, Form S-8, File No. 2-98168; Form S-8, File No. 33-36082; Form S-8, File No. 33-35379; Form S-8, File No. 33-49898; Form S-8, File No. 33-57606;
Form S-8, File No. 33-54785; Form S-8, File No. 33-62805; Form S-8, File No. 333-8811; Form S-8, File No. 333-32059; Form S-8, File No. 333-32463; Form S-3,
File No. 33-59675; Form S-8, File No. 333-50953; Form S-8, File No. 333-56921;
Form S-8, File No. 333-58517; Form S-8, File No. 333-61615; Form S-8, File No. 333-65367; Form S-8, File No. 333-69115; Form S-8, File No. 333-70977; Form S-3,
File No. 333-71069; Form S-8, File No. 333-81759; Form S-4, File No. 333-91535
and Form S-8, File No. 333-30150.

/s/ ARTHUR ANDERSEN LLP
---------------------------------------------------------
Arthur Andersen LLP
Boston, Massachusetts
March 28, 2000

                               POWER OF ATTORNEY

     We, the undersigned officers and directors of PerkinElmer, Inc., hereby severally constitute Gregory L. Summe, and Terrance L. Carlson, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names, in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our name and behalf in our capacities as officers and directors to enable PerkinElmer, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby rectifying and confirming signed by our said attorneys, and any and all amendments thereto.

     Witness our hands on the date set forth below.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          PERKINELMER, INC.

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----
By: /s/ GREGORY L. SUMME                             Chairman of the Board, Chief       March 28, 2000
                                                     Executive Officer and President
--------------------------------------------------   (Principal Executive Officer)
    Gregory L. Summe

By: /s/ ROBERT F. FRIEL                              Senior Vice President and Chief    March 28, 2000
                                                     Financial Officer (Principal
--------------------------------------------------   Financial Officer)
    Robert F. Friel

By: /s/ GREGORY D. PERRY                             Vice President, Control and        March 28, 2000
                                                     Treasury (Principal Accounting
--------------------------------------------------   Officer)
    Gregory D. Perry

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
By: /s/ TAMARA J. ERICKSON                           Director                           March 17, 2000
--------------------------------------------------
    Tamara J. Erickson

By: /s/ KENT F. HANSEN                               Director                           March 15, 2000
--------------------------------------------------
    Kent F. Hansen

By: /s/ JOHN F. KEANE                                Director                           March 28, 2000
--------------------------------------------------
    John F. Keane

By: /s/ NICHOLAS A. LOPARDO                          Director                           March 16, 2000
--------------------------------------------------
    Nicholas A. Lopardo

By: /s/ GRETA E. MARSHALL                            Director                           March 28, 2000
--------------------------------------------------
    Greta E. Marshall

By: /s/ GABRIEL SCHMERGEL                            Director                           March 28, 2000
--------------------------------------------------
    Gabriel Schmergel

By: /s/ MICHAEL C. RUETTGERS                         Director                           March 28, 2000
--------------------------------------------------
    Michael C. Ruettgers

By: /s/ GREGORY L. SUMME                             Director                           March 28, 2000
--------------------------------------------------
    Gregory L. Summe

By: /s/ JOHN LARKIN THOMPSON                         Director                           March 16, 2000
--------------------------------------------------
    John Larkin Thompson

By: /s/ G. ROBERT TOD                                Director                           March 28, 2000
--------------------------------------------------
    G. Robert Tod

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             EXHIBIT NAME
-------                            ------------
 3.1       The Company's Restated Articles of Organization were filed with the Commission on March 30, 1999 as Exhibit 3.1 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended January 3, 1999 and are herein incorporated by
           reference.
 3.2       Articles of Amendment to the Company's Restated Articles of
           Organization were filed with the Commission on November 5,
           1999 as Exhibit 3 to the Company's Report on Form 8-K and
           are herein incorporated by reference.
 3.3       The Company's By-Laws as amended and restated by the Board of Directors on April 27, 1999.
 4.1       Specimen Certificate of the Company's Common Stock, $1 par
           value, was filed with the Commission on November 5, 1999 as
           Exhibit 4 to the Company's Report on Form 8-K and is herein incorporated by reference.
 4.2       Form of Indenture dated June 28, 1995 between the Company
           and the First National Bank of Boston, as Trustee, was filed with the Commission as Exhibit 4.1 to the Company's
           Registration Statement on Form S-3, File No. 33-59675 and is
           herein incorporated by reference.
10.1       The Company's Supplemental Executive Retirement Plan revised as of April 19, 1995 was filed as Exhibit 10.1 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1995, and is herein incorporated by
           reference.
10.2       The Company's 1999 INCENTIVE PLAN was filed with the
           Commission on April 2, 1999 as Exhibit B to the Company's
           Definitive Proxy Statement on Schedule 14A and is herein
           incorporated by reference.
10.3       5-Year Competitive Advance and Revolving Credit Facility
           Agreement (referred to as the "5-Year Agreement") dated as of March 21, 1994 among the Company, the Lenders Named
           Herein and The Chase Manhattan Bank as Administrative Agent;
           Amendment No. 1 dated as of March 15, 1995; and Amendment
           No. 2 dated as of March 14, 1996 were filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and are herein incorporated by reference. Amendment No. 3 dated as of March 7, 1997 was
           filed as Exhibit 10.3 to the Company's Annual Report on Form
           10-K for the fiscal year ended December 29, 1996 and is also herein incorporated by reference. Amendment No. 4 dated as of November 20, 1998 was filed as Exhibit 10.3 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended January 3, 1999 and is also herein incorporated by
           reference.
10.4       $300,000,000 Amended and Restated Competitive Advance and
           Revolving Credit Facility Agreement dated as of March 3,
           2000 among the Company, the Lenders Named Herein and The
           Chase Manhattan Bank as Administrative Agent, which is
           attached hereto as Exhibit 10.4, amends and restates the
           Competitive Advance and Revolving Credit Facility Agreement
           dated as of March 5, 1999 among the Company, the Lenders
           Named Herein and The Chase Manhattan Bank as Administrative
           Agent, which was filed with the Commission as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999 and is herein incorporated by
           reference.
10.5(a)    Employment Contract between the Company and Gregory L. Summe dated January 8, 1998, as amended by an amendment dated
           November 5, 1999.
10.5(b)    Employment Contract between the Company and Angelo D.
           Castellana dated November 10, 1999.
10.6       The Company's 1982 INCENTIVE STOCK OPTION PLAN was filed as
           Exhibit 4(v) to the Company's Registration Statement on Form
           S-8, File No. 33-36082 and is herein incorporated by
           reference.
10.7       The Company's 1992 STOCK OPTION PLAN was filed as Exhibit
           4(vi) to the Company's Registration Statement on Form S-8,
           File No. 333-32059 and is herein incorporated by reference.