Form 10-Q
period 2000-04-02
PERKINELMER INC
filed 2000-05-16
CIK 31791

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

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

                              [X]  Yes     [ ]  No

     Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS                               OUTSTANDING AT MAY 11, 2000
                    -----                               ---------------------------
         Common Stock, $1 par value                             49,135,834
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

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PERKINELMER, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              APRIL 2,    APRIL 4,
                                                                2000        1999
                                                              --------    --------
(IN THOUSANDS EXCEPT PER SHARE DATA)

SALES.......................................................  $402,286    $243,217
Cost of Sales...............................................   246,715     160,701
Research and Development Expenses...........................    21,300      13,397
In-Process Research and Development Charge (Note 3).........     8,100          --
Selling, General and Administrative Expenses................    95,679      52,091
Restructuring Charge (Note 4)...............................     2,400          --
Gains on Dispositions (Note 5)..............................    (7,796)         --
                                                              --------    --------
OPERATING INCOME FROM CONTINUING OPERATIONS.................    35,888      17,028
Other Expense, Net (Note 6).................................    (8,575)     (4,632)
                                                              --------    --------
Income From Continuing Operations Before Income Taxes.......    27,313      12,396
Provision for Income Taxes..................................    11,070       4,354
                                                              --------    --------
INCOME FROM CONTINUING OPERATIONS...........................    16,243       8,042
Income From Discontinued Operations, Net of Income Taxes
  (Note 7)..................................................        --       6,045
                                                              --------    --------
NET INCOME..................................................  $ 16,243    $ 14,087
                                                              ========    ========
BASIC EARNINGS PER SHARE:
  Continuing Operations.....................................  $.34.....   $    .18
  Discontinued Operations...................................        --         .13
                                                              --------    --------
  Net Income................................................  $.34.....   $    .31
                                                              ========    ========
DILUTED EARNINGS PER SHARE:
  Continuing Operations.....................................  $.32.....   $    .18
  Discontinued Operations...................................        --         .13
                                                              --------    --------
  Net Income................................................  $.32.....   $    .31
                                                              ========    ========
Cash Dividends Per Common Share.............................  $.14.....   $    .14
Weighted Average Shares of Common Stock Outstanding:
  Basic.....................................................    48,463      44,910
  Diluted...................................................    50,411      45,704

  The accompanying unaudited notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               APRIL 2,      JANUARY 2,
                                                                 2000           2000
                                                              -----------    ----------
                                                              (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE DATA)
Current Assets:
  Cash and Cash Equivalents.................................  $  112,003     $  126,650
  Accounts Receivable (Note 8)..............................     337,144        346,160
  Inventories (Note 9)......................................     220,522        201,724
  Other Current Assets......................................     146,845        140,560
                                                              ----------     ----------
TOTAL CURRENT ASSETS........................................     816,514        815,094
                                                              ----------     ----------
Property, Plant and Equipment:
  At Cost (Note 10).........................................     487,051        496,347
  Accumulated Depreciation and Amortization.................    (261,393)      (268,313)
                                                              ----------     ----------
Net Property, Plant and Equipment...........................     225,658        228,034
                                                              ----------     ----------
Intangible Assets (Note 11).................................     615,392        592,438
Other Assets................................................      95,056         79,074
                                                              ----------     ----------
TOTAL ASSETS................................................  $1,752,620     $1,714,640
                                                              ==========     ==========
Current Liabilities:
  Short-Term Debt (Note 12).................................  $  340,186     $  382,162
  Accounts Payable..........................................     124,423        119,737
  Accrued Restructuring Costs (Note 4)......................      43,076         41,759
  Accrued Expenses (Note 13)................................     276,436        308,840
                                                              ----------     ----------
TOTAL CURRENT LIABILITIES...................................     784,121        852,498
                                                              ----------     ----------
Long-Term Debt..............................................     114,850        114,855
Long-Term Liabilities.......................................     202,286        196,511
CONTINGENCIES
  STOCKHOLDERS' EQUITY:
  Preferred Stock -- $1 par value, authorized 1,000,000
     shares; none issued or outstanding.....................          --             --
  Common Stock -- $1 par value, authorized 100,000,000
     shares; issued 61,744,000 shares at April 2, 2000 and
     60,102,000 shares at January 2, 2000...................      61,744         60,102
  Capital in Excess of Par Value............................      70,385             --
  Retained Earnings.........................................     782,426        762,009
  Accumulated Other Comprehensive Loss (Note 14)............     (24,763)       (14,040)
  Cost of Shares Held in Treasury; 12,710,000 shares at
     April 2, 2000 and 13,736,000 shares at January 2,
     2000...................................................    (238,429)      (257,295)
                                                              ----------     ----------
Total Stockholders' Equity..................................     651,363        550,776
                                                              ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $1,752,620     $1,714,640
                                                              ==========     ==========

  The accompanying unaudited notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              APRIL 2,   APRIL 4,
                                                                2000       1999
                                                              --------   --------
(IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $ 16,243   $ 14,087
  Deduct net income from discontinued operations............        --     (6,045)
                                                              --------   --------
  Income from continuing operations.........................    16,243      8,042
  Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing
     operations:
     In-process research and development charge.............     8,100         --
     Depreciation and amortization..........................    18,956     15,401
     Gains on dispositions and sales of investments, net....    (8,454)       (53)
     Changes in assets and liabilities which provided (used)
      cash, excluding effects from companies purchased and
      divested:
     Accounts receivable....................................     8,519      3,819
     Inventories............................................   (16,792)     2,600
     Accounts payable and accrued expenses..................   (11,883)   (24,446)
     Accrued restructuring costs............................     1,397     (3,613)
     Prepaid expenses and other.............................    (3,752)    (4,606)
                                                              --------   --------
Net Cash Provided by (Used in) Continuing Operations........    12,334     (2,856)
Net Cash Provided by Discontinued Operations................        --     13,072
                                                              --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    12,334     10,216
                                                              --------   --------
INVESTING ACTIVITIES:
  Capital expenditures......................................   (14,744)    (8,256)
  Proceeds from dispositions of businesses and sales of
     property, plant and equipment, net.....................    23,297      2,831
  Cost of acquisitions, net of cash acquired................    13,656     (3,843)
  Purchases of investments..................................   (15,007)    (1,382)
  Other.....................................................        47      1,131
                                                              --------   --------
Net Cash Provided by (Used in) Continuing Operations........     7,249     (9,519)
Net Cash Used in Discontinued Operations....................    (1,340)      (238)
                                                              --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........     5,909     (9,757)
                                                              --------   --------
FINANCING ACTIVITIES:
  Increase in commercial paper borrowings...................    40,000     25,000
  Decrease in other debt....................................   (81,721)   (11,258)
  Proceeds from issuance of common stock....................    19,014      4,334
  Purchases of common stock.................................      (358)        --
  Cash dividends............................................    (6,747)    (6,279)
                                                              --------   --------
Net Cash Provided by (Used in) Continuing Operations........   (29,812)    11,797
Net Cash Provided by Discontinued Operations................        --         --
                                                              --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........   (29,812)    11,797
                                                              --------   --------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................    (3,078)    (1,536)
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (14,647)    10,720
Cash and cash equivalents at beginning of period............   126,650     95,565
                                                              --------   --------
Cash and cash equivalents at end of period..................  $112,003   $106,285
                                                              ========   ========
Supplemental Disclosures of Noncash Investing and Financing
  Activities:
  Common stock and options issued in connection with the
     acquisition of Vivid Technologies, Inc. ...............  $ 65,937   $     --

  The accompanying unaudited notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) NATURE OF OPERATIONS

     PerkinElmer, Inc. is a high-technology company operating in four businesses -- Life Sciences, Optoelectronics, Instruments and Fluid Sciences. The Company has operations in over 100 countries and is a component of the S&P 500 Index.

     The operating segments and their principal products and services are:

          Life Sciences: Helps solve the complex analytical problems encountered in bio-screening and population screening laboratories by providing chemical reagents, sample handling and measuring instruments, and computer software. Within the field of bio-screening, Life Sciences focuses on customers engaged in drug discovery and has established a strong presence in high throughput screening technologies. In population screening, the subject of the screen is a human patient; customers include public health authorities in the United States as well as in many European countries.

          Optoelectronics: A broad spectrum of optoelectronic products, including high-volume and high-performance specialty lighting sources, detectors, telecom products which include optical fiber communication components, emitters, receivers and mux arrays, imaging devices and large area amorphous silicon detectors.

          Instruments: Develops, manufactures and markets sophisticated analytical instruments and imaging detection systems for research laboratories, academia, medical institutions, government agencies and a wide range of industrial applications designed to provide industry-specific solutions. Analytical Instruments provide world class analytical solutions employing technologies such as molecular and atomic spectroscopies, high pressure liquid chromatography, gas chromatography, and thermal and elemental analysis. Detection Systems provide a broad range of products, including walk through weapons detection systems, advanced explosive detection systems, and large cargo inspection systems.

          Fluid Sciences: Static and dynamic seals, sealing systems, solenoid valves, bellows devices, advanced pneumatic components, systems and assemblies and sheet metal-formed products for original equipment manufacturers and end users.

(2) BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report for the year ended January 2, 2000, filed on Form 10-K with the Securities and Exchange Commission (the "1999 Form 10-K"). The balance sheet amounts at January 2, 2000 in this report were extracted from the Company's audited 1999 financial statements included in the 1999 Form 10-K. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 2, 2000 are not necessarily indicative of the results for the entire year.

                       PERKINELMER, INC. AND SUBSIDIARIES

(3) ACQUISITIONS

     On January 14, 2000, the Company completed its acquisition of Vivid Technologies, Inc. (Vivid) for an aggregate purchase price of approximately $67 million. The transaction was a stock merger whereby the shareholders of Vivid received one share of the Company's common stock for each 6.2 shares of Vivid common stock; approximately 1.6 million shares were issued in connection with the acquisition. Vivid, which is a leading supplier of automated explosive detection systems utilized in airports and high-security facilities worldwide, generated sales of $21 million for the fiscal year ended September 30, 1999. Vivid's operations, included in the consolidated results of the Company from the date of acquisition, are reported in the Company's Instruments segment. The transaction was accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations. In accordance with APB Opinion No. 16, the Company allocated the purchase price of Vivid based on the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price has not yet been finalized, however, the Company does not expect any material changes. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included approximately $8.1 million for acquired in-process research and development (R&D) for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of the acquisition of Vivid, the development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative future uses. Accordingly, these costs were expensed in the first quarter of 2000. Other acquired intangibles totaling $6.4 million included the fair value of developed technology. This intangible asset is being amortized over its estimated useful life of 10 years. Goodwill resulting from the acquisition of Vivid is being amortized over 25 years. Approximately $0.3 million has been recorded as accrued restructuring charges in connection with the acquisition of Vivid.

     The components of the purchase price and preliminary allocation were as follows:

(IN THOUSANDS)
--------------
Consideration and acquisition costs:
Value of common stock issued................................  $ 64,724
Value of options issued.....................................     1,213
Acquisition costs...........................................     1,044
                                                              --------
                                                              $ 66,981
                                                              ========
Preliminary allocation of purchase price:
Current assets..............................................  $ 38,166
Acquired intangibles........................................     6,400
In-process R&D..............................................     8,100
Goodwill....................................................    27,190
Liabilities assumed and other...............................   (12,875)
                                                              --------
                                                              $ 66,981
                                                              ========

                       PERKINELMER, INC. AND SUBSIDIARIES

     On May 28, 1999, the Company completed its acquisition of the Analytical Instruments Division (AI) of PE Corp. The specific details of the AI acquisition are discussed in the 1999 Form 10-K. Unaudited pro forma operating results for the Company for the three months ended April 4, 1999, assuming the acquisition of AI occurred on December 29, 1997, are as follows:

(IN THOUSANDS)
--------------
Sales.......................................................  $388,872
Income from continuing operations...........................     8,577
Net income..................................................    14,622
Basic earnings per share....................................       .33
Diluted earnings per share..................................       .32

     The pro forma amounts in the table above exclude the acquired in-process R&D charge for AI of $23 million. Pro forma amounts for the Vivid acquisition are not included as their effect is not material to the Company's consolidated financial statements.

(4) RESTRUCTURING CHARGES

     The Company developed restructuring plans during 1998 to integrate and consolidate its businesses and recorded restructuring charges in the first and second quarters of 1998. During the first quarter of 1998, management developed a plan to restructure certain businesses that resulted in a pre-tax restructuring charge of $30.5 million. During the second quarter of 1998, the Company expanded its continuing effort to restructure certain businesses to further improve performance. The plan resulted in additional pre-tax restructuring charges of $19.5 million. The specific details of the actions and charges by operating segment are discussed more fully in the 1999 Form 10-K.

     During the third quarter of 1999, due to the substantial completion of the actions of the 1998 restructuring plans, the Company reevaluated its 1998 restructuring plans. As a result of this review, costs associated with the previously planned shutdown of two businesses were no longer required due to actions taken to improve performance. Therefore, the Company recognized a restructuring credit of $12 million during the third quarter of 1999, which primarily affected the Fluid Sciences and Optoelectronics segments.

     The Company's acquisitions in 1998 and 1999 and the Company's 1999 divestiture of its Technical Services segment (exiting government services) were strategic milestones in the Company's transition to a commercial high-technology company. Consistent with the strategic direction of the Company and concurrent with the reevaluation of existing restructuring plans during the third quarter of 1999, the Company developed additional plans during the third quarter of 1999 to restructure certain businesses to continue to improve the Company's performance. These plans resulted in a pre-tax restructuring charge of $23.5 million recorded in the third quarter of 1999. The specific details of the actions and charges by operating segment are discussed more fully in the 1999 Form 10-K. Due to increases in employee separation costs in certain of the Company's non-U.S. operations, during the first quarter of 2000 the Company increased the restructuring liability estimate by $2.4 million.

                       PERKINELMER, INC. AND SUBSIDIARIES

     The following table summarizes restructuring activity from continuing operations related to the 1998 and 1999 plans:

                                                              THREE MONTHS ENDED
                                                                APRIL 2, 2000
                                                              ------------------
(In millions)
Accrued restructuring costs at beginning of period..........        $27.2
Provisions..................................................          2.4
Charges/writeoffs...........................................           --
                                                                    -----
Accrued restructuring costs at end of period................        $29.6

     Approximately $28 million was recorded as accrued restructuring costs in connection with the May 1999 AI acquisition, and approximately $5 million was recorded as accrued restructuring costs in connection with the December 1998 Lumen acquisition. The specific details of the actions are discussed in the 1999 Form 10-K.

     The following table summarizes restructuring activity from continuing operations related to the Vivid, AI and Lumen acquisitions:

                                                                THREE MONTHS ENDED
(IN MILLIONS)                                                      APRIL 2, 2000
-------------                                                   -------------------
Accrued restructuring costs at beginning of period..........           $14.1
Provisions..................................................           $  .3
Charges/writeoffs...........................................            (1.0)
                                                                       -----
Accrued restructuring costs at end of period................           $13.4
                                                                       =====

     Cash outlays during the three months ended April 2, 2000 and April 4, 1999 were $1 million and $3.6 million, respectively, for all of these plans. The Company expects to incur at least $30 million of cash outlays in connection with these plans throughout fiscal 2000. Most of the actions remaining at April 2, 2000 are expected to occur in fiscal 2000.

(5) GAINS ON DISPOSITIONS

     During the first quarter of 2000, the Company sold its micromachined sensors and specialty semiconductor businesses for cash of $24.3 million, resulting in a pre-tax gain of $6.7 million. Combined financial results of the divested businesses for the first quarters of 2000 and 1999 were not material to the consolidated results of the Company. During the first quarter of 2000, primarily in connection with the 1999 disposition of the Company's Structural Kinematics business, the Company recognized $1.1 million of pre-tax gains from the previously deferred sales proceeds as a result of the favorable resolution of certain events and contingencies.

(6) OTHER EXPENSE

     Other income (expense), net, consisted of the following:

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              APRIL 2,    APRIL 4,
(IN THOUSANDS)                                                  2000        1999
--------------                                                --------    --------
Interest income.............................................  $   775     $   596
Interest expense............................................   (8,532)     (5,549)
Other.......................................................     (818)        321
                                                              -------     -------
                                                              $(8,575)    $(4,632)
                                                              =======     =======

                       PERKINELMER, INC. AND SUBSIDIARIES

(7) DISCONTINUED OPERATIONS

     On August 20, 1999, the Company sold the assets of its Technical Services segment. Additional details are disclosed in the Company's 1999 Form 10-K. The Company accounted for the sale of its Technical Services segment as a discontinued operation in accordance with APB Opinion No. 30, Reporting the Results of Operations, and, accordingly, the results of operations of the Technical Services segment have been segregated from continuing operations and reported as a separate line item on the Company's Consolidated Income Statements. As a result of a post-closing selling price adjustment that was settled in April, 2000, the Company is in the process of finalizing the gain on disposition of discontinued operations, which will be adjusted in the second quarter of 2000.

     Summary operating results of the discontinued operations were as follows:

                                                             THREE MONTHS ENDED
                                                             ------------------
(IN THOUSANDS)                                                 APRIL 4, 1999
--------------                                               ------------------
Sales......................................................       $114,270
Costs and expenses.........................................        105,480
                                                                  --------
Operating income from discontinued operations..............          8,790
Other income...............................................            656
                                                                  --------
Income from discontinued operations before income taxes....          9,446
Provision for income taxes.................................          3,401
                                                                  --------
Income from discontinued operations, net of income taxes...       $  6,045
                                                                  ========

(8) ACCOUNTS RECEIVABLE

     Accounts receivable were net of reserves for doubtful accounts of $13.3 million and $12.9 million as of April 2, 2000 and January 2, 2000, respectively.

(9) INVENTORIES

     Inventories consisted of the following:

                                                         APRIL 2,    JANUARY 2,
(IN THOUSANDS)                                             2000         2000
--------------                                           --------    ----------
Finished goods.........................................  $109,471     $ 87,177
Work in process........................................    32,048       26,342
Raw materials..........................................    79,003       88,205
                                                         --------     --------
                                                         $220,522     $201,724
                                                         ========     ========

(10) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consisted of the following:

                                                         APRIL 2,    JANUARY 2,
(IN THOUSANDS)                                             2000         2000
--------------                                           --------    ----------
Land...................................................  $ 28,350     $ 28,724
Buildings and leasehold improvements...................   125,387      127,908
Machinery and equipment................................   333,314      339,715
                                                         --------     --------
                                                         $487,051     $496,347
                                                         ========     ========

                       PERKINELMER, INC. AND SUBSIDIARIES

(11) INTANGIBLE ASSETS

     Intangible assets consist mainly of goodwill from acquisitions accounted for using the purchase method of accounting, representing the excess of cost over the fair market value of the net assets of the acquired businesses. Goodwill is being amortized over periods of 10 to 40 years. Goodwill, net of accumulated amortization, was $436 million and $417 million at April 2, 2000 and January 2, 2000, respectively. Other identifiable intangible assets from acquisitions include patents, trademarks, trade names and developed technology and are being amortized over periods of 10 to 40 years. Other identifiable intangible assets, net of accumulated amortization, were $179 million and $175 million at April 2, 2000 and January 2, 2000, respectively. Intangible assets consisted of the following:

                                                         APRIL 2,    JANUARY 2,
(IN THOUSANDS)                                             2000         2000
--------------                                           --------    ----------
Goodwill...............................................  $492,030     $477,072
Other identifiable intangible assets...................   212,139      182,550
                                                         --------     --------
                                                          704,169      659,622
Accumulated amortization...............................   (88,777)     (67,184)
                                                         --------     --------
                                                         $615,392     $592,438
                                                         ========     ========

(12) SHORT-TERM DEBT

     Short-term debt at April 2, 2000 was $340 million and included secured promissory notes of $150 million issued to PE Corp. and commercial paper borrowings of $180 million.

(13) ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                         APRIL 2,    JANUARY 2,
(IN THOUSANDS)                                             2000         2000
--------------                                           --------    ----------
Payroll and incentives.................................  $ 17,741     $ 32,720
Employee benefits......................................    46,630       49,293
Federal, non-U.S. and state income taxes...............    26,870       45,324
Other accrued operating expenses.......................   185,195      181,503
                                                         --------     --------
                                                         $276,436     $308,840
                                                         ========     ========

                       PERKINELMER, INC. AND SUBSIDIARIES

(14) COMPREHENSIVE INCOME

     Comprehensive income presented in accordance with SFAS No. 130, Reporting Comprehensive Income, consisted of the following:

                                                          THREE MONTHS ENDED
                                                         --------------------
                                                         APRIL 2,    APRIL 4,
(IN THOUSANDS)                                             2000        1999
--------------                                           --------    --------
Net income.............................................  $ 16,243    $ 14,087
Other comprehensive income (loss), net of tax:
Gross foreign currency translation adjustments.........   (10,793)    (11,641)
Unrealized gains (losses) on securities................        70         (10)
                                                         --------    --------
                                                          (10,723)    (11,651)
                                                         --------    --------
Comprehensive income...................................  $  5,520    $  2,436
                                                         ========    ========

     The components of accumulated other comprehensive loss were as follows:

                                                         APRIL 2,    JANUARY 2,
(IN THOUSANDS)                                             2000         2000
--------------                                           --------    ----------
Foreign currency translation adjustments...............  $(25,254)    $(14,461)
Unrealized gains on securities.........................       491          421
                                                         --------     --------
Accumulated other comprehensive loss...................  $(24,763)    $(14,040)
                                                         ========     ========

(15) INDUSTRY SEGMENT INFORMATION

     The Company's businesses are reported as four reportable segments which reflect the Company's management and structure under four strategic business units (SBUs). The segments' principal products and services are described in
Note 1 of this Form 10-Q. The accounting policies of the reportable segments are the same as those described in Note 1 of the 1999 Form 10-K. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant. Unaudited sales and operating profit information by segment for the first three months of 2000 and 1999 are shown in Item 2 of this Quarterly Report on Form 10-Q and are considered an integral part of this note.

(16) NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133, in June 1999. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the effect that adoption of SFAS No. 133 will have. However, the Company currently expects that, due to its relatively limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or financial position.

     The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The new guidance that is most likely to have a potential impact on the Company concerns customer acceptance and installation terms. The Company is in the process of accumulating the information

                       PERKINELMER, INC. AND SUBSIDIARIES
necessary to quantify the potential impact of this new guidance. The guidance is effective for the second quarter of fiscal 2000 and is required to be adopted effective January 3, 2000 by recording the effect of any prior year revenue transactions affected as a "cumulative effect of a change in accounting principle" as of January 3, 2000. First quarter 2000 financial statements would be restated to conform to the new guidance as necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ACQUISITIONS AND DIVESTITURES

     The Company acquired PE Corp.'s Analytical Instruments Division (AI) on May 28, 1999 for an aggregate purchase price of approximately $425 million plus acquisition costs. The specific details of the AI acquisition are discussed more fully in the 1999 Form 10-K. AI is a leading producer of high-quality analytical testing instruments and consumables, and generated 1998 fiscal year sales of $569 million.

     On August 20, 1999, the Company sold its Technical Services segment. The Company accounted for the sale of its Technical Services segment as a discontinued operation in accordance with APB Opinion No. 30 and, accordingly, the results of operations of the Technical Services segment have been segregated from continuing operations and reported as a separate line item on the Company's Consolidated Income Statements.

     On January 14, 2000, the Company completed its acquisition of Vivid Technologies, Inc. (Vivid) for an aggregate purchase price of approximately $67 million. The transaction was a stock merger whereby the shareholders of Vivid received one share of the Company's common stock for each 6.2 shares of Vivid common stock; approximately 1.6 million shares were issued in connection with the acquisition. Vivid, which is a leading supplier of automated explosive detection systems utilized in airports and high-security facilities worldwide, generated sales of $21 million for the fiscal year ended September 30, 1999. Vivid's operations, included in the consolidated results of the Company from the date of acquisition, are reported in the Company's Instruments segment. The transaction was accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations. In accordance with APB Opinion No. 16, the Company allocated the purchase price of Vivid based on the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price has not yet been finalized, however, the Company does not expect any material changes. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included approximately $8.1 million for acquired in-process research and development (R&D) for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of the acquisition of Vivid, the development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative future uses. Accordingly, these costs were expensed in the first quarter of 2000. Other acquired intangibles totaling $6.4 million included the fair value of developed technology. This intangible asset is being amortized over its estimated useful life of 10 years. Goodwill resulting from the acquisition of Vivid is being amortized over 25 years. Approximately $0.3 million has been recorded as accrued restructuring charges in connection with the acquisition of Vivid.

     During the first quarter of 2000, the Company divested its micromachined sensors and specialty semiconductor businesses for cash of $24.3 million, resulting in a pre-tax gain of approximately $6.7 million. Combined financial results of the divested businesses for the first quarters of 2000 and 1999 were not material to the consolidated results of the Company.

     Sales and operating profit by segment are shown in the table below. The following unaudited segment information is presented as an aid to better understand the Company's operating results:

                                                             THREE MONTHS ENDED
                                                     ----------------------------------
                                                     APRIL 2,    APRIL 4,     INCREASE
(IN THOUSANDS)                                         2000        1999      (DECREASE)
--------------                                       --------    --------    ----------
LIFE SCIENCES
  Sales............................................  $ 39,626    $ 35,057     $  4,569
  Operating Profit.................................     4,275       3,627          648
  Operating Profit Before Nonrecurring Items.......     4,275       3,627          648
OPTOELECTRONICS
  Sales............................................  $114,465    $110,598     $  3,867
  Operating Profit.................................    20,157       8,654       11,503
  Operating Profit Before Nonrecurring Items.......    13,417       8,654        4,763
INSTRUMENTS
  Sales............................................  $186,545    $ 43,557     $142,988
  Operating Profit.................................     5,827       4,523        1,304
  Operating Profit Before Nonrecurring Items.......    14,491       4,523        9,968
FLUID SCIENCES
  Sales............................................  $ 61,650    $ 54,005     $  7,645
  Operating Profit.................................     8,487       4,012        4,475
  Operating Profit Before Nonrecurring Items.......    10,058       4,012        6,046
OTHER
  Sales............................................  $     --    $     --     $     --
  Operating Profit (Loss)..........................    (2,858)     (3,788)         930
  Operating Profit Before Nonrecurring Items.......    (3,085)     (3,788)         703
CONTINUING OPERATIONS
  Sales............................................  $402,286    $243,217     $159,069
  Operating Profit.................................    35,888      17,028       18,860
  Operating Profit Before Nonrecurring Items.......    39,156      17,028       22,128

     The reported results for the three months ended April 2, 2000 include certain nonrecurring items which are discussed in detail in the Discussion of Consolidated Results of Operations and Segment Results of Operations sections to follow herein.

DISCUSSION OF CONSOLIDATED RESULTS OF OPERATIONS

     Sales from continuing operations for the first quarter of 2000 increased 65% to $402.3 million versus $243.2 million for the same period of 1999. Organic growth during the first quarter of 2000 was 11%. The Company defines organic growth as growth in historical businesses plus growth in acquired businesses assuming they were owned in prior periods, adjusted for the effects of exited businesses and foreign exchange. Revenues from acquisitions, net of divestitures, during the first quarter of 2000 were approximately $133 million. The organic revenue growth was driven primarily by strength in the Company's Life Sciences, Optoelectronics and Fluid Sciences segments. Revenues by segment are discussed in further detail below in the Segment Results of Operations section.

     On a reported basis, operating income increased 110% to $35.9 million during the first quarter of 2000 compared to $17 million in the same period of 1999. The 2000 first quarter operating income included certain purchase accounting items from the Vivid acquisition, as well as certain nonrecurring items: a $.6 million charge for the revaluation of acquired inventory; in-process R&D charge of $8.1 million; restructuring charges of $2.4 million; $6.7 million of gains from divestitures; and $1.1 million of deferred gain recognition from prior periods' divestitures. Discussion of operating income by segment during the first quarter of 2000 versus 1999 is presented in the Segment Results of Operations section below. Research and development expenses were

$21.3 million during the first quarter of 2000, an increase of $7.9 million over the comparable 1999 period and were approximately 5% of total sales for both periods. The first quarter increase during 2000 versus 1999 was due primarily to the inclusion of the acquired AI business and increased investments in new product development, particularly Life Sciences. This was partially offset by lower R&D spending during the first quarter of 2000 associated with the Optoelectronics' Amorphous Silicon business, as the Company transitioned successfully from an R&D stage to full-scale production.

SEGMENT RESULTS OF OPERATIONS

     The Company's continuing businesses are reported as four operating segments, which reflect the Company's management methodology and structure under continuing Strategic Business Units (SBUs). The Company evaluates performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the first quarter of 2000 versus the same period of 1999.

  Life Sciences

     Sales for the first quarter of 2000 were $39.6 million compared to $35.1 million for the first quarter of 1999, which represents a $4.5 million, or 13%, increase. Organic revenue growth was 17%. The increase was due to higher sales volumes from the Company's drug discovery and genetic disease screening businesses. Strong demand and higher reagent sales were the primary drivers of the increase in the first quarter of 2000 versus 1999.

     Operating income for the first quarter of 2000 increased 18% to $4.3 million versus the same period last year. The increase was due primarily to higher sales discussed above.

  Optoelectronics

     Sales for the first quarter of 2000 were $114.5 million compared to $110.6 million for the first quarter of 1999, which represents a $3.9 million increase. The Company sold its micromachined sensors and specialty semiconductor businesses during the first quarter of 2000. Organic revenue growth was 21% for the first quarter of 2000 versus the same period of 1999. Strong revenue growth across all businesses contributed to the increase and partially offset the absence of revenues from divested businesses.

     Operating income in the first quarter of 2000 was $20.1 million. Excluding gains in 2000 of $6.7 million, operating income increased $4.8 million, or 55%, to $13.4 million during the first quarter of 2000 versus the same period of 1999. The 1999 operating income included a $2.9 million charge for the revaluation of acquired inventory related to the Lumen acquisition. Adjusting for this nonrecurring item, the increase of $1.9 million in 2000 versus 1999 was due primarily to higher volume, the exiting of less profitable businesses and strong productivity and quality improvements during the quarter.

  Instruments

     Sales of $186.5 million for the first quarter of 2000 increased by $143 million, or 328%, compared to the first quarter of 1999. This increase is primarily attributable to revenues from the AI and Vivid acquisitions.

     First quarter 2000 operating income was $5.8 million and increased by $1.3 million, or 29% versus the comparable period of 1999. The 2000 operating income included a charge of $8.1 million for in-process R&D and a $.6 million charge for the revaluation of acquired inventory, both attributable to the Vivid acquisition. Excluding these nonrecurring charges, operating income increased approximately 220% to $14.5 million for the first quarter of 2000 versus the same period of 1999. Higher revenues discussed above, cost reductions and production efficiencies were the primary contributors to the operating margin improvement.

  Fluid Sciences

     Sales for the first quarter of 2000 were $61.7 million, up 14% versus the same 1999 period. Strong semiconductor demand and growth in power generation revenues offset softness in the aerospace market.

     Operating profit of $8.5 million for the first quarter of 2000 more than doubled versus 1999. The 2000 operating profit included restructuring charges of $2.4 million and a gain on the sale of a business a $.8 million. Excluding these nonrecurring items, operating income for the first quarter of 2000 increased by $6 million, or 151% versus the same period of 1999. Strong revenue growth, productivity gains and exiting unprofitable businesses in 1999 contributed to this operating margin expansion.

RESTRUCTURING CHARGES

     The Company developed restructuring plans during 1998 to integrate and consolidate its businesses and recorded restructuring charges in the first and second quarters of 1998. During the first quarter of 1998, management developed a plan to restructure certain businesses. That resulted in a pre-tax restructuring charge of $30.5 million. During the second quarter of 1998, the Company expanded its continuing effort to restructure certain businesses to further improve performance. The plan resulted in additional pre-tax restructuring charges of $19.5 million. The specific details of the actions and charges by operating segment are discussed more fully in the 1999 Form 10-K.

     During the third quarter of 1999, due to the substantial completion of the actions of the 1998 restructuring plans, the Company reevaluated its 1998 restructuring plans. As a result of this review, costs associated with the previously planned shutdown of two businesses were no longer required due to actions taken to improve performance. Therefore, the Company recognized a restructuring credit of $12 million during the third quarter of 1999, which primarily affected the Fluid Sciences and Optoelectronics segments.

     The Company's acquisitions in 1998 and 1999 and the Company's 1999 divestiture of its Technical Services segment (exiting government services) were strategic milestones in the Company's transition to a commercial high-technology company. Consistent with the strategic direction of the Company and concurrent with the reevaluation of existing restructuring plans during the third quarter of 1999, the Company developed additional plans during the third quarter of 1999 to restructure certain businesses to continue to improve the Company's performance. These plans resulted in a pre-tax restructuring charge of $23.5 million recorded in the third quarter of 1999. The specific details of the actions and charges by operating segment are discussed more fully in the 1999 Form 10-K. Due to increases in employee separation costs in certain of the Company's non-U.S. operations, during the first quarter of 2000, the Company increased the restructuring liability estimate by $2.4 million.

     The following table summarizes restructuring activity from continuing operations related to the 1998 and 1999 plans:

                                                              THREE MONTHS ENDED
                                                                APRIL 2, 2000
                                                              ------------------
(In millions)
Accrued restructuring costs at beginning of period..........        $27.2
Provisions..................................................          2.4
Charges/writeroffs..........................................           --
Accrued restructuring costs at end of period................        $29.6

     Approximately $28 million was recorded as accrued restructuring costs in connection with the May 1999 AI acquisition, and approximately $5 million was recorded as accrued restructuring costs in connection with the December 1998 Lumen acquisition. The specific details of the actions are discussed in the 1999 Form 10-K.

     The following table summarizes restructuring activity from continuing operations related to the Vivid, AI and Lumen acquisitions:

                                                                THREE MONTHS ENDED
(IN MILLIONS)                                                      APRIL 2, 2000
-------------                                                   -------------------
Accrued restructuring costs at beginning of period..........           $14.1
Provisions..................................................           $  .3
Charges/writeoffs...........................................            (1.0)
                                                                       -----
Accrued restructuring costs at end of period................           $13.4
                                                                       =====

     Cash outlays during the three months ended April 2, 2000 and April 4, 1999 were $1 million and $3.6 million, respectively, for all of these plans. The Company expects to incur at least $30 million of cash outlays in connection with these plans throughout fiscal 2000. Most of the actions remaining at April 2, 2000 are expected to occur in fiscal 2000.

DISCONTINUED OPERATIONS

     On August 20, 1999, the Company sold its Technical Services segment. The Company accounted for the sale of its Technical Services segment as a discontinued operation in accordance with APB Opinion No. 30 and, accordingly, the results of operations of the Technical Services segment have been segregated from continuing operations and reported as a separate line item on the Company's Consolidated Income Statements. As a result of a post-closing selling price adjustment that was settled in April 2000, the Company is in the process of finalizing the gain on disposition of discontinued operations, which will be adjusted in the second quarter of 2000.

     Sales from discontinued operations for the three months ended April 4, 1999 were $114.3 million. Operating income from discontinued operations was $8.8 million for the three months ended April 4, 1999.

OTHER EXPENSE

     Other expense was $8.6 million for the first quarter of 2000 versus $4.6 million for the same period of 1999. This net increase in other expense was due primarily to the impact of higher interest expense on increased debt levels resulting from the AI acquisition.

INCOME TAX EXPENSE

     Reported income tax expense as a percent of pre-tax income was 41% and 35% for the first quarters of 2000 and 1999, respectively. The 2000 rate of 41% reflects the impact of the nondeductible $8.1 million in-process R&D charge recorded in connection with the Vivid acquisition. Income tax expense as a percent of income before nonrecurring items was 30% for the first quarter of 2000.

FINANCIAL CONDITION

     Short-term debt at April 2, 2000 was $340 million and included secured promissory notes of $150 million issued to PE Corp. and commercial paper borrowings of $180 million. Long-term debt at April 2, 2000 was $115 million consisting primarily of unsecured notes. During the first quarter of 2000, the net paydown of debt was approximately $45 million.

     In March 2000, the Company's $250 million revolving credit facility was refinanced and increased to a $300 million revolving credit facility that expires in March 2001. The Company has an additional revolving credit agreement for $100 million that expires in March 2002.

     In January 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) to register $465 million of securities. This registration statement, together with the $35 million of securities covered by a previously filed registration statement, will provide the Company with financing flexibility to offer up to $500 million aggregate principal amount of common stock, preferred stock, depository shares, debt securities, warrants, stock purchase contracts and/or stock purchase units. The Company expects to use the net proceeds from the sale of the securities for general corporate purposes, which may include, among other things: the repayment of outstanding indebtedness, working capital, capital expenditures, the repurchase of shares of common stock and acquisitions. The precise amount and timing of the application of such proceeds will depend upon the Company's funding requirements and the availability and cost of other funds. The Company's credit facilities and shelf registration statements provide flexibility to refinance its outstanding debt instruments at April 2, 2000 as they mature.

     Cash and cash equivalents decreased by $14.6 million to $112 million at the end of the first quarter of 2000. Net cash provided by operating activities was $12.3 million and was comprised of net income from continuing operations before depreciation, amortization and other noncash items of $43.3 million and a $22.5 million net change in certain assets and liabilities during the first quarter of 2000. The largest component of this net change was a $16.8 million increase in inventories, largely in the Instruments segment. Capital expenditures for the first quarter of 2000 were $14.7 million and gains on dispositions were $8.5 million. During the quarter, the Company completed strategic alliances with Genomic Solutions, a leader in genetic screening, and Bragg Photonics, a maker of key fiber optic components, with equity investments totaling $15 million.

REVENUE RECOGNITION

     The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The new guidance that is most likely to have a potential impact on the Company concerns customer acceptance and installation terms. The Company is in the process of accumulating the information necessary to quantify the potential impact of this new guidance. The guidance is effective for the second quarter of fiscal 2000 and is required to be adopted effective January 3, 2000 by recording the effect of any prior year revenue transactions affected as a "cumulative effect of a change in accounting principle" as of January 3, 2000. First quarter 2000 financial statements would be restated to conform to the new guidance as necessary.

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

     This Quarterly Report contains "forward-looking statements." For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of PerkinElmer to differ materially from those indicated by these forward-looking statements. These factors include, without limitation, those set forth in "Item 7. Management's Discussions and Analysis of Financial Condition and Results of
Operations -- Forward-Looking Information and Factors Affecting Future Performance" of the Company's 1999 Form 10-K which are expressly incorporated by reference herein.

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

     Value-At-Risk: The Company utilizes a Value-at-Risk ("VAR") model to determine the maximum potential loss in the fair value of its interest rate and foreign exchange sensitive derivative financial instruments within a 95% confidence interval. The Company's computation was based on the interrelationships between movements in interest rates and foreign currencies. These interrelationships were determined by observing historical interest rate and foreign currency market changes over corresponding periods. The assets and liabilities, firm commitments and anticipated transactions, which are hedged by derivative financial instruments, were excluded from the model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VAR computation. The Company's computations are based on the Monte Carlo simulation. The VAR model is a risk analysis tool and does not purport to represent actual gains or losses in fair value that will be incurred by the Company. The Company does not anticipate any material changes to the VAR model's estimated maximum loss in market value through December 31, 2000 as discussed in the 1999 Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended April 2, 2000. The Company's annual meeting of stockholders was held on April 25, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors. All of such nominees (ten) were elected for terms of one year each.

                           PART II. OTHER INFORMATION

                       PERKINELMER, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Part I Exhibits:

         Exhibit 27 -- Financial data schedule (submitted in electronic format only)

         Part II Exhibits:

         None

     (b) Reports on Form 8-K

         A report on Form 8-K was filed with the Securities and Exchange Commission on January 27, 2000 regarding the Company's completion of its acquisition of Vivid Technologies, Inc.

                       PERKINELMER, INC. AND SUBSIDIARIES

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PerkinElmer, Inc.

                                          By:      /s/ ROBERT F. FRIEL
                                            ------------------------------------
                                                      Robert F. Friel
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: May 16, 2000