Form 10-Q
period 2000-07-02
PERKINELMER INC
filed 2000-08-16
CIK 31791

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

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

                             [X] Yes        [ ] No

     Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          CLASS                                   OUTSTANDING AT AUGUST 9, 2000
          -----                                   -----------------------------
Common Stock, $1 par value                                  49,332,575
                                                   (Excluding treasury shares)

================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PERKINELMER, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  --------------------    --------------------
                                                  JULY 2,     JULY 4,     JULY 2,     JULY 4,
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
SALES...........................................  $398,705    $304,258    $800,991    $547,475

Cost of Sales...................................   237,394     200,365     484,109     361,066
Research and Development Expenses...............    21,359      16,264      42,659      29,661
In-Process Research and Development Charges
  (Note 3)......................................        --      23,000       8,100      23,000
Selling, General and Administrative Expenses....    96,203      71,167     191,882     123,258
Restructuring Charges (Credits), Net (Note 4)...    (6,300)         --      (3,900)         --
Gains on Dispositions (Note 5)..................    (1,416)     (8,478)     (9,212)     (8,478)
                                                  --------    --------    --------    --------
OPERATING INCOME FROM CONTINUING OPERATIONS.....    51,465       1,940      87,353      18,968
Other Expense, Net (Note 6).....................    (7,935)     (6,197)    (16,510)    (10,829)
                                                  --------    --------    --------    --------
Income (Loss) From Continuing Operations Before
  Income Taxes..................................    43,530      (4,257)     70,843       8,139
Provision (Benefit) for Income Taxes............    12,410      (1,532)     23,480       2,822
                                                  --------    --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS........    31,120      (2,725)     47,363       5,317
Income From Discontinued Operations, Net of
  Income Taxes (Note 7).........................        --       6,342          --      12,387
Gain on Disposition of Discontinued Operations,
  Net of Income Taxes (Note 7)..................     4,453          --       4,453          --
                                                  --------    --------    --------    --------
NET INCOME......................................  $ 35,573    $  3,617    $ 51,816    $ 17,704
                                                  ========    ========    ========    ========
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing Operations.........................  $    .63    $   (.06)   $    .97    $    .12
  Discontinued Operations.......................       .09         .14         .09         .27
                                                  --------    --------    --------    --------
  Net Income....................................  $    .72    $    .08    $   1.06    $    .39
                                                  ========    ========    ========    ========
DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing Operations.........................  $    .61    $   (.06)   $    .93    $    .12
  Discontinued Operations.......................       .09         .14         .09         .27
                                                  --------    --------    --------    --------
  Net Income....................................  $    .70    $    .08    $   1.02    $    .39
                                                  ========    ========    ========    ========
Weighted Average Shares of Common Stock
  Outstanding:
  Basic.........................................    49,035      45,275      48,749      45,092
  Diluted.......................................    50,796      46,298      50,604      45,958

Cash Dividends Per Common Share.................  $    .14    $    .14    $    .28    $    .28

  The accompanying unaudited notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 JULY 2,           JANUARY 2,
                                                                   2000               2000
                                                              --------------      -------------
                                                               (UNAUDITED)
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
Current Assets:
  Cash and Cash Equivalents.................................    $  109,271         $  126,650
  Accounts Receivable (Note 8)..............................       324,557            346,160
  Inventories (Note 9)......................................       227,914            201,724
  Other Current Assets......................................       158,857            140,560
                                                                ----------         ----------
TOTAL CURRENT ASSETS........................................       820,599            815,094
                                                                ----------         ----------
Property, Plant and Equipment:
  At Cost (Note 10).........................................       497,532            496,347
  Accumulated Depreciation and Amortization.................      (270,444)          (268,313)
                                                                ----------         ----------
Net Property, Plant and Equipment...........................       227,088            228,034
                                                                ----------         ----------
Intangible Assets (Note 11).................................       637,963            592,438
Other Assets................................................       106,692             79,074
                                                                ----------         ----------
TOTAL ASSETS................................................    $1,792,342         $1,714,640
                                                                ==========         ==========
Current Liabilities:
  Short-Term Debt (Notes 12 and 17).........................    $  335,398         $  382,162
  Accounts Payable..........................................       116,183            119,737
  Accrued Restructuring Costs (Note 4)......................        62,297             41,759
  Accrued Expenses (Note 13)................................       292,429            308,840
                                                                ----------         ----------
TOTAL CURRENT LIABILITIES...................................       806,307            852,498
                                                                ----------         ----------
Long-Term Debt (Note 17)....................................       114,850            114,855
Other Long-Term Liabilities.................................       197,204            196,511
Contingencies Stockholders' Equity:
  Preferred Stock -- $1 par value, authorized 1,000,000
     shares; none issued or outstanding.....................            --                 --
  Common Stock -- $1 par value, authorized 100,000,000
     shares; issued 61,744,000 shares at July 2, 2000 and
     60,102,000 shares at January 2, 2000...................        61,744             60,102
  Capital in Excess of Par Value............................        70,585                 --
  Retained Earnings.........................................       811,122            762,009
  Accumulated Other Comprehensive Loss (Note 14)............       (25,333)           (14,040)
  Cost of Shares Held in Treasury; 12,672,000 shares at July
     2, 2000 and 13,736,000 shares at January 2, 2000.......      (244,137)          (257,295)
                                                                ----------         ----------
Total Stockholders' Equity..................................       673,981            550,776
                                                                ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $1,792,342         $1,714,640
                                                                ==========         ==========

  The accompanying unaudited notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                              ----------------------
                                                               JULY 2,      JULY 4,
                                                                2000         1999
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $  51,816    $  17,704
  Deduct net income from discontinued operations............         --      (12,387)
  Deduct net gain on disposition of discontinued
    operations..............................................     (4,453)          --
                                                              ---------    ---------
  Income from continuing operations.........................     47,363        5,317
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
    In-process research and development charges.............      8,100       23,000
    Depreciation and amortization...........................     37,805       29,720
    Gains on dispositions and sales of investments, net.....    (10,877)     (11,386)
    Changes in assets and liabilities which provided (used)
     cash, excluding effects from companies purchased and
     divested:
      Accounts receivable...................................     18,350      (13,859)
      Inventories...........................................    (26,880)       6,813
      Accounts payable and accrued expenses.................      4,251        1,042
      Accrued restructuring costs...........................    (20,713)      (8,555)
      Prepaid expenses and other............................    (16,725)     (15,699)
                                                              ---------    ---------
Net Cash Provided by Continuing Operations..................     40,674       16,393
Net Cash Provided by Discontinued Operations................         --       22,168
                                                              ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     40,674       38,561
                                                              ---------    ---------
INVESTING ACTIVITIES:
  Capital expenditures......................................    (29,377)     (15,309)
  Proceeds from dispositions of businesses and sales of
    property, plant and equipment, net......................     24,550       26,966
  Cost of acquisitions, net of cash acquired................     13,340     (295,685)
  Purchases of investments..................................    (15,226)      (1,146)
  Other.....................................................      1,571           75
                                                              ---------    ---------
Net Cash Used by Continuing Operations......................     (5,142)    (285,099)
Net Cash Provided by Discontinued Operations................      3,987           --
                                                              ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES.......................     (1,155)    (285,099)
                                                              ---------    ---------
FINANCING ACTIVITIES:
  Increase in commercial paper borrowings...................    187,264      126,000
  Increase (decrease) in other debt.........................   (236,429)      82,266
  Proceeds from issuance of common stock....................     21,188       15,230
  Purchases of common stock.................................    (10,486)        (185)
  Cash dividends paid on common stock.......................    (13,624)     (12,604)
                                                              ---------    ---------
Net Cash Provided by (Used in) Continuing Operations........    (52,087)     210,707
Net Cash Provided by Discontinued Operations................         --           --
                                                              ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    (52,087)     210,707
                                                              ---------    ---------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................     (4,811)      (1,275)
                                                              ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (17,379)     (37,106)
Cash and Cash Equivalents at Beginning of Period............    126,650       95,565
                                                              ---------    ---------
Cash and Cash Equivalents at End of Period..................  $ 109,271    $  58,459
                                                              =========    =========
Supplemental Disclosures of Noncash Investing and Financing
  Activities:
  Common stock and options issued in connection with the
    acquisition of Vivid Technologies, Inc..................  $  65,937    $      --
  One-year 5% promissory notes issued to PE Corp. in
    connection with the acquisition of the Analytical
    Instruments Division....................................  $      --    $ 150,000

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

(2) BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company's Annual Report for the year ended January 2, 2000, filed on Form 10-K with the SEC (the 1999 Form 10-K). The balance sheet amounts at January 2, 2000 in this report were extracted from the Company's audited 1999 financial statements included in the 1999 Form 10-K. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the six months ended July 2, 2000 are not necessarily indicative of the results for the entire year.

                       PERKINELMER, INC. AND SUBSIDIARIES

(3) ACQUISITIONS

     On January 14, 2000, the Company completed its acquisition of Vivid Technologies, Inc. (Vivid) for an aggregate purchase price of approximately $67 million. The transaction was a stock merger whereby the shareholders of Vivid received one share of the Company's common stock for each 6.2 shares of Vivid common stock; approximately 1.6 million shares were issued in connection with the acquisition. Vivid, which is a leading supplier of automated explosive detection systems utilized in airports and high-security facilities worldwide, generated sales of $21 million for the fiscal year ended September 30, 1999. Vivid's operations, included in the consolidated results of the Company from the date of acquisition, are reported in the Company's Instruments segment. The transaction was accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations. In accordance with APB Opinion No. 16, the Company allocated the purchase price of Vivid based on the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price has not yet been finalized, however, the Company does not expect any material changes. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included approximately $8.1 million for acquired in-process research and development (R&D) for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of the acquisition of Vivid, the development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative future uses. Accordingly, these costs were expensed in the first quarter of 2000. Other acquired intangibles totaling $6.4 million included the fair value of developed technology. This intangible asset is being amortized over its estimated useful life of 10 years. Goodwill of $27.2 million resulting from the acquisition of Vivid is being amortized over 25 years. Approximately $0.3 million has been recorded as accrued restructuring charges in connection with the acquisition of Vivid.

     On May 28, 1999, the Company completed its acquisition of the Analytical Instruments Division (AI) of PE Corp. The AI acquisition is discussed in detail in the 1999 Form 10-K and in a Current Report on Form 8-K filed by the Company with the SEC on August 11, 1999. Unaudited pro forma operating results for the Company for the six months ended July 4, 1999, assuming the acquisition of AI occurred on December 29, 1997, are as follows:

            (IN THOUSANDS EXCEPT PER SHARE DATA)
            ------------------------------------
Sales.......................................................  $ 762,309
Net income..................................................     13,922
Basic earnings per share....................................        .31
Diluted earnings per share..................................        .30

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

     During the second quarter of 2000, the Company performed a strategic review of its portfolio of businesses within its Life Sciences, Optoelectronics, Instruments and Fluid Science segments. Specifically in the Optoelectronics segment, the Company reevaluated and shifted its strategy and plans to operate around three business enterprises. During the second quarter of 2000, the Company also strengthened and realigned its senior management teams within its Optoelectronics and Instruments segments. In connection with these events, the Company reevaluated its 1998 restructuring plans. As a result of the strategic review, actions taken to improve performance at costs lower than originally estimated, and the sale of certain businesses originally included in the restructuring plans, costs for certain actions within the 1998 restructuring plans were no longer required. Therefore the Company recognized a restructuring credit of $6 million in the second quarter of 2000, which primarily affected Optoelectronics.

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

     The following table summarizes restructuring activity from continuing operations related to the 1998 and 1999 plans:

                                                              SIX MONTHS ENDED
                                                                JULY 2, 2000
                                                              ----------------
                                                               (IN MILLIONS)
Accrued restructuring costs at beginning of period..........       $27.2
Provisions..................................................         2.4
Reversals...................................................        (6.3)
Charges/writeoffs...........................................        (6.5)
                                                                   -----
Accrued restructuring costs at end of period................       $16.8
                                                                   =====

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

                       PERKINELMER, INC. AND SUBSIDIARIES

     The following table summarizes restructuring activity from continuing operations related to the Vivid, AI and Lumen acquisitions:

                                                              SIX MONTHS ENDED
                                                                JULY 2, 2000
                                                              ----------------
                                                               (IN MILLIONS)
Accrued restructuring costs at beginning of period..........       $ 14.1
Provisions..................................................         43.5
Charges/writeoffs...........................................        (12.2)
                                                                   ------
Accrued restructuring costs at end of period................       $ 45.4
                                                                   ======

     During the second quarter of 2000, in connection with the one-year anniversary of the AI acquisition, the Company finalized its original estimates of the goodwill and restructuring plans related to the acquired AI business. As a result of continued aggressive actions by the Company to improve the cost structure of the acquired business and due to increased costs related primarily to employment integration, the Company adjusted its original estimate of restructuring costs recorded at the acquisition date in connection with purchase accounting. Accordingly, accrued restructuring costs were increased by approximately $40 million during the second quarter of 2000.

     Cash outlays during the six months ended July 2, 2000 were approximately $19 million for all of these plans. The Company expects to incur approximately $20 million of cash outlays in connection with these plans throughout the remainder of fiscal 2000. The majority of the actions remaining at July 2, 2000 are expected to occur in fiscal 2000.

(5) GAINS ON DISPOSITIONS

     During the first quarter of 2000, the Company sold its micromachined sensors and specialty semiconductor businesses for cash of $24.3 million, resulting in a pre-tax gain of $6.7 million. Combined financial results of the divested businesses for the first quarters of 2000 and 1999 were not material to the consolidated results of the Company. During the first six months of 2000, primarily in connection with the 1999 disposition of the Company's Structural Kinematics business and the 1998 dispositions of its Sealol Industrial Seals and Rotron divisions, the Company recognized $2.5 million of pre-tax gains from the previously deferred sales proceeds as a result of the favorable resolution of certain events and contingencies.

(6) OTHER EXPENSE

     Other income (expense), net, consisted of the following:

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                            ------------------    --------------------
                                            JULY 2,    JULY 4,    JULY 2,     JULY 4,
                                             2000       1999        2000        1999
                                            -------    -------    --------    --------
                                                          (IN THOUSANDS)
Interest income...........................  $   894    $ 1,230    $  1,669    $  1,826
Interest expense..........................   (8,105)    (6,292)    (16,637)    (11,841)
Gains on sales of investments.............      900         --         947          75
Other.....................................   (1,624)    (1,135)     (2,489)       (889)
                                            -------    -------    --------    --------
                                            $(7,935)   $(6,197)   $(16,510)   $(10,829)
                                            =======    =======    ========    ========

(7) DISCONTINUED OPERATIONS

     On August 20, 1999, the Company sold the assets of its Technical Services segment. Additional details are disclosed in the Company's 1999 Form 10-K. The Company accounted for the sale of its Technical Services segment as a discontinued operation in accordance with APB Opinion No. 30, Reporting the Results of Operations, and, accordingly, the results of operations of the Technical Services segment have been

                       PERKINELMER, INC. AND SUBSIDIARIES
segregated from continuing operations and reported as a separate line item on the Company's Consolidated Income Statements. The Company recorded an additional pre-tax gain of $7.3 million on the disposition of discontinued operations as a result of the final post-closing selling price settlement in the second quarter of 2000.

     Summary operating results of the discontinued operations were as follows:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JULY 4, 1999         JULY 4, 1999
                                                    ------------------    ----------------
                                                                (IN THOUSANDS)
Sales.............................................       $118,186             $232,456
Costs and expenses................................        108,624              214,104
                                                         --------             --------
Operating income from discontinued operations.....          9,562               18,352
Other income......................................            347                1,003
                                                         --------             --------
Income from discontinued operations before income
  taxes...........................................          9,909               19,355
Provision for income taxes........................          3,567                6,968
                                                         --------             --------
Income from discontinued operations, net of income
  taxes...........................................       $  6,342             $ 12,387
                                                         ========             ========

(8) ACCOUNTS RECEIVABLE

     Accounts receivable were net of reserves for doubtful accounts of $12.2 million and $12.9 million as of July 2, 2000 and January 2, 2000, respectively.

(9) INVENTORIES

     Inventories consisted of the following:

                                                              JULY 2,     JANUARY 2,
                                                                2000         2000
                                                              --------    ----------
                                                                  (IN THOUSANDS)
Finished goods..............................................  $ 82,728     $ 87,177
Work in process.............................................    52,787       26,342
Raw materials...............................................    92,399       88,205
                                                              --------     --------
                                                              $227,914     $201,724
                                                              ========     ========

(10) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consisted of the following:

                                                              JULY 2,     JANUARY 2,
                                                                2000         2000
                                                              --------    ----------
                                                                  (IN THOUSANDS)
Land........................................................  $ 28,064     $ 28,724
Buildings and leasehold improvements........................   128,189      127,908
Machinery and equipment.....................................   341,279      339,715
                                                              --------     --------
                                                              $497,532     $496,347
                                                              ========     ========

                       PERKINELMER, INC. AND SUBSIDIARIES

(11) INTANGIBLE ASSETS

     Intangible assets consist mainly of goodwill from acquisitions accounted for using the purchase method of accounting, representing the excess of cost over the fair market value of the net assets of the acquired businesses. Goodwill is being amortized over periods of 10 to 40 years. Goodwill, net of accumulated amortization, was $460 million and $417 million at July 2, 2000 and January 2, 2000, respectively. Other identifiable intangible assets from acquisitions include patents, trademarks, trade names and developed technology and are being amortized over periods of 10 to 40 years. Other identifiable intangible assets, net of accumulated amortization, were $178 million and $175 million at July 2, 2000 and January 2, 2000, respectively. Intangible assets consisted of the following:

                                                              JULY 2,     JANUARY 2,
                                                                2000         2000
                                                              --------    ----------
                                                                  (IN THOUSANDS)
Goodwill....................................................  $522,518     $477,072
Other identifiable intangible assets........................   212,538      182,550
                                                              --------     --------
                                                               735,056      659,622
Accumulated amortization....................................   (97,093)     (67,184)
                                                              --------     --------
                                                              $637,963     $592,438
                                                              ========     ========

     The increase in intangible assets resulted primarily from the Vivid acquisition and the finalization of accrued restructuring costs related to the AI acquisition, as discussed in Note 4.

(12) SHORT-TERM DEBT

     Short-term debt at July 2, 2000 was $335 million, consisting primarily of commercial paper borrowings. (See Note 17).

(13) ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                              JULY 2,     JANUARY 2,
                                                                2000         2000
                                                              --------    ----------
                                                                  (IN THOUSANDS)
Payroll and incentives......................................  $ 23,933     $ 32,720
Employee benefits...........................................    42,960       49,293
Federal, non-U.S. and state income taxes....................    38,345       45,324
Other accrued operating expenses............................   187,191      181,503
                                                              --------     --------
                                                              $292,429     $308,840
                                                              ========     ========

                       PERKINELMER, INC. AND SUBSIDIARIES

(14) COMPREHENSIVE INCOME

     Comprehensive income presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, consisted of the following:

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                            ------------------    --------------------
                                            JULY 2,    JULY 4,    JULY 2,     JULY 4,
                                             2000       1999        2000        1999
                                            -------    -------    --------    --------
                                                          (IN THOUSANDS)
Net income................................  $35,573    $ 3,617    $ 51,816    $ 17,704
Other comprehensive income (loss), net of
  tax:
Foreign currency translation
  adjustments.............................   (7,144)    (6,054)    (17,937)    (17,695)
Unrealized gains on securities:
  Gains arising during the period.........    6,670        265       6,740         255
  Reclassification adjustment.............      (96)        --         (96)         --
                                            -------    -------    --------    --------
Net unrealized gains......................    6,574        265       6,644         255
                                            -------    -------    --------    --------
                                               (570)    (5,789)    (11,293)    (17,440)
                                            -------    -------    --------    --------
Comprehensive income (loss)...............  $35,003    $(2,172)   $ 40,523    $    264
                                            =======    =======    ========    ========

     The components of accumulated other comprehensive loss were as follows:

                                                              JULY 2,     JANUARY 2,
                                                                2000         2000
                                                              --------    ----------
                                                                  (IN THOUSANDS)
Foreign currency translation adjustments....................  $(32,398)    $(14,461)
Unrealized gains on securities..............................     7,065          421
                                                              --------     --------
Accumulated other comprehensive loss........................  $(25,333)    $(14,040)
                                                              ========     ========

(15) INDUSTRY SEGMENT INFORMATION

     The Company's businesses are reported as four reportable segments which reflect the Company's management and structure under four strategic business units (SBUs). The segments' principal products and services are described in
Note 1 of this Form 10-Q. The accounting policies of the reportable segments are the same as those described in Note 1 of the 1999 Form 10-K. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant. Unaudited sales and operating profit information by segment for the three and six months ended July 2, 2000 and July 4, 1999 are shown in Item 2 of this Quarterly Report on Form 10-Q and are considered an integral part of this note.

(16) NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS Nos. 137 and 138) is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the effect that adoption of SFAS No. 133 will have. However, the Company currently expects that, due to its relatively limited use of derivative instruments, adoption of the statement will not have a material effect on the Company's results of operations or financial position.

                       PERKINELMER, INC. AND SUBSIDIARIES

     The SEC released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The new guidance that is most likely to have a potential impact on the Company concerns customer acceptance and installation terms. The Company is in the process of accumulating the information necessary to quantify the potential impact of this new guidance. The guidance is effective for the fourth quarter of fiscal 2000 and is required to be adopted effective January 3, 2000 by recording the effect of any prior year revenue transactions affected as a "cumulative effect of a change in accounting principle" as of January 3, 2000. Quarterly financial statements within fiscal 2000 would be restated to conform to the new guidance as necessary.

     The Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, in March 2000. The interpretation clarifies how companies should apply APB Opinion No. 25, Accounting for Stock Issued to Employees. The interpretation will be applied prospectively to new awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000, with earlier implementation dates for certain transactions. Currently, there are no awards previously granted by the Company that would result in an adjustment at July 1, 2000 as a result of the interpretation.

(17) SUBSEQUENT EVENTS

     On July 31, 2000, the Company completed its acquisition of NEN Life Sciences, Inc. (NEN), a provider of state-of-the-art drug discovery products, services, reagents and technologies to the life science industry. Details of the transaction and pro forma financial information were reported on a Current Report on Form 8-K filed by the Company with the SEC on August 1, 2000. The Company purchased NEN from an investor group led by Genstar Capital LLC for an aggregate purchase price of approximately $400 million, and the transaction will be accounted for as a purchase in accordance with APB Opinion No. 16. In connection with the acquisition, the Company paid approximately $350 million in cash and issued warrants to purchase approximately 300,000 shares of the Company's common stock in exchange for all of the outstanding shares, options and warrants of NEN. In addition, the Company repaid approximately $50 million of outstanding indebtedness of NEN. The Company financed the acquisition and repayment of the outstanding indebtedness with $410 million of commercial paper borrowings with a weighted-average interest rate of 7%.

     In early August 2000, the Company sold zero coupon senior convertible debentures with an aggregate purchase price of $460 million. The debentures, which were offered by a prospectus supplement pursuant to the Company's effective shelf registration statement, are due August 2020 and are priced with a yield to maturity of 3.5%. Holders of the debentures may require the Company to repurchase some or all of the debentures in August 2003 and August 2010, or at any time when there is a change in control of the Company, as defined in the indenture under which the debentures were issued, at repurchase prices equal to the initial price to the public plus accrued original issue discount through the date of repurchase. The debentures are currently convertible into shares of the Company's common stock at approximately $85 per share. The Company used the offering's net proceeds of approximately $448 million to repay a portion of its commercial paper borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SALES AND OPERATING PROFIT
     Sales and operating profit by segment are shown in the table below. The following unaudited segment information is presented as an aid to better understand the Company's operating results:

                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                    --------------------------------   --------------------------------
                                    JULY 2,    JULY 4,     INCREASE    JULY 2,    JULY 4,     INCREASE
                                      2000       1999     (DECREASE)     2000       1999     (DECREASE)
          (IN THOUSANDS)            --------   --------   ----------   --------   --------   ----------
LIFE SCIENCES
Sales.............................  $ 41,933   $ 38,555    $ 3,378     $ 81,559   $ 73,612    $  7,947
Operating Profit..................     6,141      4,556      1,585       10,416      8,183       2,233
Operating Profit %................      14.6%      11.8%       2.8%        12.3%      11.1%        1.2%
Operating Profit Before
  Nonrecurring Items..............     5,741      4,556      1,185       10,016      8,183       1,833
Operating Profit % Before
  Nonrecurring Items..............      13.7%      11.8%       1.9%        12.3%      11.1%        1.2%
OPTOELECTRONICS
Sales.............................  $120,915   $108,641    $12,274     $235,380   $219,239    $ 16,141
Operating Profit..................    22,484     12,039     10,445       42,641     20,693      21,948
Operating Profit %................      18.6%      11.1%       7.5%        13.1%       9.4%        3.7%
Operating Profit Before
  Nonrecurring Items..............    17,484     12,039      5,445       30,901     20,693      10,208
Operating Profit % Before
  Nonrecurring Items..............      14.5%      11.1%       3.4%        13.1%       9.4%        3.7%
INSTRUMENTS
Sales.............................  $175,526   $ 98,240    $77,286     $362,071   $141,797    $220,274
Operating Profit (Loss)...........    12,747    (25,515)    38,262       18,574    (20,992)     39,566
Operating Profit (Loss) %.........       7.3%     -26.0%     -33.3%         5.1%     -14.8%      -19.9%
Operating Profit Before
  Nonrecurring Items..............    15,840      3,349     12,491       30,331      7,872      22,459
Operating Profit % Before
  Nonrecurring Items..............       9.0%       3.4%       5.6%         8.4%       5.6%        2.8%
FLUID SCIENCES
Sales.............................  $ 60,331   $ 58,822    $ 1,509     $121,981   $112,827    $  9,154
Operating Profit..................    10,184      9,940        244       18,671     13,952       4,719
Operating Profit %................      16.9%      16.9%        --         15.3%      12.4%        2.9%
Operating Profit Before
  Nonrecurring Items..............    10,184      5,640      4,544       20,242      9,652      10,590
Operating Profit % Before
  Nonrecurring Items..............      16.9%       9.6%       7.3%        16.6%       8.6%        8.0%
OTHER
Operating Profit (Loss)...........       (91)       920     (1,011)      (2,949)    (2,868)        (81)
Operating Profit (Loss) Before
  Nonrecurring Items..............    (3,407)    (3,258)      (149)      (6,492)    (7,046)        554
CONTINUING OPERATIONS
Sales.............................  $398,705   $304,258    $94,447     $800,991   $547,475    $253,516
Operating Profit..................    51,465      1,940     49,525       87,353     18,968      68,385
Operating Profit %................      12.9%       0.6%      12.3%        10.9%       3.5%        7.4%
Operating Profit Before
  Nonrecurring Items..............    45,842     22,326     23,516       84,998     39,354      45,644
Operating Profit % Before
  Nonrecurring Items..............      11.5%       7.3%       4.2%        10.6%       7.2%        3.4%

     The reported results for the three and six months ended July 2, 2000 and July 4, 1999 include certain nonrecurring items which are discussed in detail in the Discussion of Consolidated Results of Operations and Segment Results of Operations sections to follow herein.

DISCUSSION OF CONSOLIDATED RESULTS OF OPERATIONS

     Sales from continuing operations for the second quarter of 2000 increased 31% to $398.7 million versus $304.3 million for the same period of 1999. Organic growth during the second quarter of 2000 was 12%. The Company defines organic growth as growth in historical businesses plus growth in acquired businesses assuming they were owned in prior periods, adjusted for the effects of exited businesses and foreign exchange. Revenues from acquisitions, net of divestitures, during the second quarter of 2000 were approximately $132 million. The organic revenue growth was driven by strength in all of the Company's segments as discussed in further detail below in the Segment Results of Operations section.

     On a reported basis, operating profit for the second quarter of 2000 was $51.5 million, up $49.5 million versus the same quarter of 1999. The second quarter of 2000 operating income included a $.6 million purchase accounting charge related to the Vivid acquisition, a restructuring credit of $6.3 million, deferred gains of $2.4 million from prior periods' divestitures and restructuring-related and repositioning charges of $2.5 million. The second quarter of 1999 operating income included purchase accounting charges for the AI acquisition related to acquired in-process research and development (R&D) of $23 million and $2.5 million for the revaluation of acquired inventory, and also included gains from dispositions of $8.5 million and restructuring-related and repositioning charges of $3.4 million. Operating profit before these nonrecurring items for the second quarter of 2000 was $45.8 million, increasing $23.5 million, or over 100%, versus the comparable period of 1999. Strong revenue growth and Company-wide productivity and quality initiatives drove this increase in operating income. Discussion of operating profit by segment during the second quarter of 2000 versus 1999 is presented in the Segment Results of Operations section below. Research and development expenses were $21.4 million during the second quarter of 2000, an increase of $5.1 million over the comparable 1999 period and were approximately 5% of total sales for both periods. The second quarter increase during 2000 versus 1999 was due primarily to the inclusion of the acquired AI and Vivid businesses and increased investments in new product development. This was partially offset by lower R&D spending during the second quarter of 2000 associated with the Optoelectronics' Amorphous Silicon business, as the Company transitioned successfully from an R&D stage to full-scale production.

     Sales from continuing operations for the six months ended July 2, 2000 increased $253.5 million, or 46%, to $801 million versus the comparable 1999 period. Organic growth for the six months of 2000 was approximately 11%. Revenues from acquisitions and strong growth in most segments were offset by the effects of businesses divested in 1999 and the first quarter of 2000. Discussion of sales by segment during the six months of 2000 and 1999 is presented below in the Segment Results of Operations section. On a reported basis, operating profit for the six months of 2000 increased $68.4 million to $87.4 million from $19 million for the six months of 1999. The six months of 2000 operating income included the following items: Vivid purchase accounting charges of $1.1 million related to the revaluation of acquired inventory and $8.1 million related to acquired in-process R&D; a net restructuring credit of $3.9 million; gains on dispositions of $10.2 million and restructuring-related and repositioning charges of $2.5 million. The six months of 1999 operating income included the following items: AI acquisition charges of $2.5 million related to the revaluation of acquired inventory and $23 million related to acquired in-process R&D; gains on dispositions of $8.5 million; restructuring-related and repositioning costs of $3.4 million. Operating profit before these nonrecurring items for the first six months of 2000 was $85 million, up $45.6 million, or 116%, versus the same period of 1999. Discussion of operating profit by segment during the six months of 2000 and 1999 is presented below in the Segment Results of Operations section.

ACQUISITIONS AND DIVESTITURES

     The Company acquired PE Corp.'s Analytical Instruments Division (AI) on May 28, 1999 for an aggregate purchase price of approximately $425 million plus acquisition costs. The AI acquisition is discussed in detail in the 1999 Form 10-K and in a Current Report on Form 8-K filed by the Company with the

Securities and Exchange Commission (SEC) on August 11, 1999. AI is a leading producer of high-quality analytical testing instruments and consumables, and generated 1998 fiscal year sales of $569 million.

     On August 20, 1999, the Company sold its Technical Services segment. The Company accounted for the sale of its Technical Services segment as a discontinued operation in accordance with Accounting Principles Board (APB) Opinion No. 30 and, accordingly, the results of operations of the Technical Services segment have been segregated from continuing operations and reported as a separate line item on the Company's Consolidated Income Statements.

     On January 14, 2000, the Company completed its acquisition of Vivid Technologies, Inc. (Vivid) for an aggregate purchase price of approximately $67 million. The transaction was a stock merger whereby the shareholders of Vivid received one share of the Company's common stock for each 6.2 shares of Vivid common stock; approximately 1.6 million shares were issued in connection with the acquisition. Vivid, which is a leading supplier of automated explosive detection systems utilized in airports and high-security facilities worldwide, generated sales of $21 million for the fiscal year ended September 30, 1999. Vivid's operations, included in the consolidated results of the Company from the date of acquisition, are reported in the Company's Instruments segment. The transaction was accounted for as a purchase in accordance with APB Opinion No. 16, Business Combinations. In accordance with APB Opinion No. 16, the Company allocated the purchase price of Vivid based on the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price has not yet been finalized, however, the Company does not expect any material changes. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included approximately $8.1 million for acquired in-process R&D for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of the acquisition of Vivid, the development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative future uses. Accordingly, these costs were expensed in the first quarter of 2000. Other acquired intangibles totaling $6.4 million included the fair value of developed technology. This intangible asset is being amortized over its estimated useful life of 10 years. Goodwill resulting from the acquisition of Vivid is being amortized over 25 years. Approximately $0.3 million has been recorded as accrued restructuring charges in connection with the acquisition of Vivid.

     During the first quarter of 2000, the Company divested its micromachined sensors and specialty semiconductor businesses for cash of $24.3 million, resulting in a pre-tax gain of approximately $6.7 million. Combined financial results of the divested businesses for the first quarters of 2000 and 1999 were not material to the consolidated results of the Company.

     On July 31, 2000, the Company completed its acquisition of NEN Life Sciences, Inc. (NEN). NEN is a provider of state-of-the-art drug discovery products, services, reagents and technologies to the life science industry. Details of the transaction and pro forma financial information were reported on a Current Report on Form 8-K filed by the Company with the SEC on August 1, 2000. NEN generated fiscal year 1999 sales of $104 million.

SEGMENT RESULTS OF OPERATIONS

     The Company's continuing businesses are reported as four operating segments, which reflect the Company's management methodology and structure under its Strategic Business Units (SBUs). The Company evaluates performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the second quarter and six months of 2000 versus the same periods of 1999.

  Life Sciences

     Sales for the second quarter of 2000 were $41.9 million compared to $38.6 million for the second quarter of 1999, which represents a $3.3 million, or 9%, increase. Organic growth was 15%. The increase was primarily due to increased sales from new products in drug discovery and strong demand in genetic disease screening.

     Operating profit increased 35% to $6.1 million for the second quarter of 2000 versus the same period of 1999. Operating profit before nonrecurring items was $5.7 million for the second quarter of 2000 versus $4.6 million for the second quarter of 1999, representing a 24% increase. Higher volume discussed above and operational improvements were the primary contributors to the increase in 2000 operating profit versus 1999.

     Sales for the six months of 2000 increased 11% to $81.6 million versus $73.6 million for the six months of 1999. Organic growth was 16%. Strong demand in the Company's drug discovery and genetic disease screening businesses, increased sales of new products and higher reagent sales were the primary reasons for the increase.

     Operating profit for the six months of 2000 was $10.4 million, increasing $2.2 million, or 27%, compared to the six months of 1999. Operating profit before nonrecurring items in the first six months of 2000 was $10 million versus $8.2 million in the same period of 1999. The increase was due to primarily higher revenues discussed above, and lower expense levels due to selling, general and administrative cost structure improvements.

  Optoelectronics

     Sales for the second quarter of 2000 were $120.9 million, representing an increase of $12.3 million, or 11%, versus the comparable period of 1999. Organic growth was 20%. Strong growth across all business units was fueled by increased demand and new product introductions, specifically in the Company's telecom unit.

     Reported operating profit for the second quarter of 2000 was $22.5 million versus $12 million for the same period of 1999, representing an increase of $10.5 million, or 88% during 2000. Operating profit for the second quarter of 2000 included a restructuring credit of approximately $5 million. Operating profit before nonrecurring items for the second quarter of 2000 was $17.5 versus $12 million, increasing $5.5 million, or 46%, compared to the same period of 1999. The increase was primarily due to higher revenues discussed above, effects of Six Sigma initiatives, the transition of the Company's Amorphous Silicon business from an R&D stage to full-scale production during the first quarter of 2000, and the benefits of shifting selected production to the Far East.

     Sales for the first six months of 2000 increased $16.1 million, or 7%, to $235.4 million versus $219.2 million for the comparable period of 1999. Organic growth was 21%. Strong revenue growth from all business contributed to the increase and partially offset the absence of revenues from divested businesses.

     Reported operating profit for the first six months of 2000 increased to $42.6 million compared to $20.7 million for the same 1999 period, representing a 106% increase. Operating profit for the first six months of 2000 included gains of $6.7 million and a restructuring credit of approximately $5 million. The 1999 operating profit included a $2.9 million charge for the revaluation of acquired inventory related to the Lumen acquisition. Higher revenues, operational improvements and the effects of divesting unprofitable businesses primarily drove the income increase during 2000.

  Instruments

     Sales for the second quarter of 2000 were $175.5 million, increasing $77.3 million or 79%, versus the comparable period of 1999. Organic growth was 5%. The inclusion of AI revenues for a full quarter in 2000 and revenues from the Vivid business acquired in January 2000 comprised the majority of the increase. This offset the effects of some industry-wide softness in certain markets.

     Reported operating profit for the second quarter of 2000 was $12.7 million, increasing $38.3 million compared to an operating loss of $25.5 million in the comparable period of 1999. The second quarter of 2000 operating profit included $.6 million of amortization of the write-up to fair value of acquired inventory and $2.5 million of restructuring-related and repositioning costs. The 1999 operating profit included AI acquisition charges of $23 million related to acquisition in-process R&D and $2.5 million of amortization of the write-up to fair value of acquired inventory, and restructuring-related and repositioning charges of $3.4 million. Excluding these nonrecurring items, operating profit for the second quarter of 2000 was $15.8 million versus $3.3 million in 1999, representing an increase of $12.5 million or over 370%. Higher revenues discussed above and a more favorable product mix of acquired businesses, cost structure improvement, and acquisition integration synergies were the primary contributors to the increase.

     Sales for the first six months of 2000 were $362.1 million, increasing $220.3 million, or over 150%, compared to the same period of 1999. Revenues from acquired businesses offset the effects of flat market conditions in certain U.S. markets. Organic revenue growth was approximately 2%.

     Reported operating profit for the first six months of 2000 was $18.6 million compared to an operating loss of $21 million in the comparable period of 1999. The six months of 2000 included the following items: Vivid acquisition charges of $8.1 million related to acquired in-process R&D and $1.1 million of amortization of the write-up to fair value of acquired inventory, and $2.5 million of restructuring-related and repositioning costs. The 1999 operating profit included AI acquisition charges of $23 million related to acquired in-process R&D and $2.5 million of amortization of the write-up to fair value of acquired inventory, and $3.4 million of restructuring-related and repositioning costs. Excluding these nonrecurring items, operating profit for the first six months of 2000 was $30.3 million versus $7.9 million for the same period of 1999, representing an increase of $22.5 million, or 284%. Higher revenues discussed above, sales of higher-margin new products and cost structure improvements were the primary reasons for the increase in 2000 versus the 1999 period.

  Fluid Sciences

     Sales for the second quarter of 2000 were $60.3 million versus $58.8 million for the comparable 1999 period, representing an increase of $1.5 million, or 3%. Organic revenue growth of 19% was driven by strength in the Company's semiconductor and power generation businesses.

     Reported operating profit for the second quarter of 2000 was $10.2 million versus $9.9 million in the same period of 1999. The 1999 operating profit included $4.3 million of gains on dispositions. Excluding this nonrecurring item, operating profit for the second quarter of 2000 of $10.2 million increased 82% compared with $5.6 million in the same period of 1999. Higher volume, the effects of the sale of unprofitable businesses and operational efficiencies contributed to the increase during the second quarter of 2000 versus the comparable period of 1999.

     Sales for the six months of 2000 were $122 million, increasing $9.2 million versus the same period of 1999. Organic revenue growth was 26%. Higher revenues across all businesses drove the increase during 2000 versus 1999.

     Reported operating profit for the first six months of 2000 increased $4.7 million, or 34%, and was $18.7 million versus $14 million for the first six months of 1999. The first six months of 2000 operating profit included restructuring charges of $2.4 million and gains on dispositions of $.8 million. The operating profit for the first six months of 1999 included gains on dispositions of $4.3 million. Excluding these nonrecurring items, operating profit for the first six months of 2000 was $20.2 million, increasing $10.5 million, or 108%, versus the operating profit of $9.7 million for the first six months of 1999. Higher sales, the divestiture of unprofitable businesses and the effects of lean manufacturing programs drove the increase in the first six months of 2000 versus 1999.

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

     During the second quarter of 2000, the Company performed a strategic review of its portfolio of businesses within its Life Sciences, Optoelectronics, Instruments and Fluid Science segments. Specifically in the Optoelectronics segment, the Company reevaluated and shifted its strategy and plans to operate around three business enterprises. During the second quarter of 2000, the Company also strengthened and realigned its senior management teams within its Optoelectronics and Instruments segments. In connection with these events, the Company reevaluated its 1998 restructuring plans. As a result of the strategic review, actions taken to improve performance at costs lower than originally estimated, and the sale of certain businesses originally included in the restructuring plans, costs for certain actions within the 1998 restructuring plans were no longer required. Therefore the Company recognized a restructuring credit of $6 million in the second quarter of 2000, which primarily affected Optoelectronics.

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

     The following table summarizes restructuring activity from continuing operations related to the 1998 and 1999 plans:

                                                              SIX MONTHS ENDED
                                                                JULY 2, 2000
                                                              ----------------
                                                               (IN MILLIONS)
Accrued restructuring costs at beginning of period..........       $27.2
Provisions..................................................         2.4
Reversals...................................................        (6.3)
Charges/writeoffs...........................................        (6.5)
                                                                   -----
Accrued restructuring costs at end of period................       $16.8
                                                                   =====

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

     The following table summarizes restructuring activity from continuing operations related to the Vivid, AI and Lumen acquisitions:

                                                              SIX MONTHS ENDED
                                                                JULY 2, 2000
                                                              ----------------
                                                               (IN MILLIONS)
Accrued restructuring costs at beginning of period..........       $ 14.1
Provisions..................................................         43.5
Charges/writeoffs...........................................        (12.2)
                                                                   ------
Accrued restructuring costs at end of period................       $ 45.4
                                                                   ======

     During the second quarter of 2000, in connection with the one-year anniversary of the AI acquisition, the Company finalized its original estimates of the goodwill and restructuring plans related to the acquired AI business. As a result of continued aggressive actions by the Company to improve the cost structure of the acquired business and due to increased costs related primarily to employment integration, the Company adjusted its original estimate of restructuring costs recorded at the acquisition date in connection with purchase accounting. Accordingly, accrued restructuring costs were increased by approximately $40 million during the second quarter of 2000.

     Cash outlays during the six months ended July 2, 2000 were approximately $19 million for all of these plans. The Company expects to incur approximately $20 million of cash outlays in connection with these plans throughout the remainder of fiscal 2000. The majority of the actions remaining at July 2, 2000 are expected to occur in fiscal 2000.

OTHER EXPENSE

     Other expense for the second quarter of 2000 was $7.9 million versus $6.2 million for the comparable period in 1999. Other expense increased to $16.5 million for the first six months of 2000 from $10.8 million for the comparable period of 1999. These increases were primarily due to the impact of higher interest expense on increased debt levels resulting from the AI acquisition.

INCOME TAX EXPENSE

     Reported income tax expense as a percent of pre-tax income was 33% and 35% for the first six months of 2000 and 1999, respectively. Income tax expense as a percent of pre-tax income before nonrecurring items was 30% for the first six months of 2000 versus 36% for the first six months of 1999. The reduction in the rate of income tax is largely attributable to changes in the taxing jurisdictions in which income is recognized as a result of recent acquisitions and dispositions.

DISCONTINUED OPERATIONS

     On August 20, 1999, the Company sold its Technical Services segment. The Company accounted for the sale of its Technical Services segment as a discontinued operation in accordance with APB Opinion No. 30 and, accordingly, the results of operations of the Technical Services segment have been segregated from continuing operations and reported as a separate line item on the Company's Consolidated Income Statements. As a result of the final post-closing selling price adjustment that was settled in the second quarter of 2000, the Company recorded an additional pre-tax gain of $7.3 million on the disposition of discontinued operations.

     Sales from discontinued operations for the three and six months ended July 4, 1999 were $118.2 million and $232.5 million, respectively. Operating income from discontinued operations was $9.6 million for the three months ended July 4, 1999 and $18.4 million for the six months then ended.

FINANCIAL CONDITION

     Short-term debt at July 2, 2000 was $335 million, primarily consisting of commercial paper borrowings. Long-term debt at July 2, 2000 was $115 million consisting primarily of unsecured notes. During the first six months of 2000, the net paydown of debt was approximately $49 million.

     In March 2000, the Company's $250 million revolving credit facility was refinanced and increased to a $300 million revolving credit facility that expires in March 2001. The Company has an additional revolving credit agreement for $100 million that expires in March 2002.

     Cash and cash equivalents decreased by $17.4 million to $109.3 million at the end of the second quarter of 2000. Net cash provided by operating activities was $40.7 million during the first six months of 2000 and was comprised of net income from continuing operations of $47.4 million, depreciation and amortization of $37.8 million, change in working capital accounts and accrued expenses of $4.3 million, a $20.7 million decrease in accrued restructuring, gains on dispositions and sales of investments of $10.9 million and other changes of $8.6 million. During the first six months of 2000, capital expenditures were $29.4 million, and the Company completed strategic alliances with Genomic Solutions, a leader in genetic screening, and Bragg Photonics, a maker of key fiber optic components, with equity investments totaling $15.2 million.

     In connection with the completion of the NEN acquisition on July 31, 2000, the Company paid approximately $350 million in cash and issued warrants to purchase approximately 300,000 shares of the Company's common stock in exchange for all of the outstanding shares, options and warrants of NEN. In addition, the Company repaid approximately $50 million of outstanding indebtedness of NEN. The Company financed the acquisition and repayment of the outstanding indebtedness with $410 million of commercial paper borrowings with a weighted-average interest rate of 7%.

     In early August 2000, the Company sold zero coupon senior convertible debentures with an aggregate purchase price of $460 million. The debentures, which were offered by a prospectus supplement pursuant to the Company's effective shelf registration statement, are due August 2020 and are priced with a yield to maturity of 3.5%. Holders of the debentures may require the Company to repurchase some or all of the debentures in August 2003 and August 2010, or at any time when there is a change in control of the Company, as defined in the indenture under which the debentures were issued, at repurchase prices equal to the initial price to the public plus accrued original issue discount through the date of repurchase. The debentures are currently convertible into shares of the Company's common stock at approximately $85 per share. The Company used the offering's net proceeds of approximately $448 million to repay a portion of its commercial paper borrowings.

REVENUE RECOGNITION

     The SEC released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The new guidance that is most likely to have a potential impact on the Company concerns customer acceptance and installation terms. The Company is in the process of accumulating the information necessary to quantify the potential impact of this new guidance. The guidance is effective for the fourth quarter of fiscal 2000 and is required to be adopted effective January 3, 2000 by recording the effect of any prior year revenue transactions affected as a "cumulative effect of a change in accounting principle" as of January 3, 2000. Quarterly financial statements within fiscal 2000 would be restated to conform to the new guidance as necessary.

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

     This Quarterly Report contains "forward-looking statements." For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of PerkinElmer to differ materially from those indicated by these forward-looking statements. These factors include, without limitation, those set forth in "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information and Factors Affecting Future Performance" of the Company's 1999 Form 10-K,which are expressly incorporated by reference herein, as well as those discussed in Exhibit 99.1 to this Quarterly Report, which discussion is expressly incorporated by reference herein.

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

     Value-At-Risk: The Company utilizes a Value-at-Risk (VAR) model to determine the maximum potential loss in the fair value of its interest rate and foreign exchange sensitive derivative financial instruments within a 95% confidence interval. The Company's computation was based on the interrelationships between movements in interest rates and foreign currencies. These interrelationships were determined by observing historical interest rate and foreign currency market changes over corresponding periods. The assets and liabilities, firm commitments and anticipated transactions, which are hedged by derivative financial instruments, were excluded from the model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The Company's computations are based on the Monte Carlo simulation. The VAR model is a risk analysis tool and does not purport to represent actual gains or losses in fair value that will be incurred by the Company. The Company does not anticipate any material changes to the VAR model's estimated maximum loss in market value through December 31, 2000 as discussed in the 1999 Form 10-K.

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

                          PART II.  OTHER INFORMATION

                       PERKINELMER, INC. AND SUBSIDIARIES

ITEMS 1-3.  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on April 25, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors. All of such nominees (ten) were elected for terms of one year each.

                                                                SHARES      SHARES
                                                                 FOR       WITHHELD
                                                              ----------   --------
Tamara J. Erickson..........................................  43,027,501   164,226
Kent F. Hansen..............................................  43,028,734   162,993
John F. Keane...............................................  43,026,316   165,411
Nicholas A. Lopardo.........................................  43,054,410   137,317
Greta E. Marshall...........................................  43,055,880   135,847
Michael C. Ruettgers........................................  43,053,176   138,551
Gabriel Schmergel...........................................  43,050,275   141,452
Gregory L. Summe............................................  43,051,692   140,035
John Larkin Thompson........................................  43,015,935   175,792
G. Robert Tod...............................................  43,017,270   174,457

     There were no broker non-votes with respect to the election of directors.

ITEM 5.  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        Part I Exhibits:

        Exhibit 27.1 -- Financial data schedule (submitted in electronic format only)

        Exhibit 99.1 -- Risk Factors

        Part II Exhibits:

        None

     (b) Reports on Form 8-K

        A Current Report on Form 8-K was filed with the Securities and Exchange Commission on June 21, 2000 regarding the Company's agreement to acquire NEN Life Sciences, Inc.

        Subsequent to the end of the second quarter of 2000, a Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 1, 2000 regarding the Company's completion of its acquisition of NEN Life Sciences, Inc.

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

Date: August 16, 2000