Form 10-Q
period 2000-10-01
PERKINELMER INC
filed 2000-11-15
CIK 31791

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

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

                            [X] Yes          [ ] No

     Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS                             OUTSTANDING AT NOVEMBER 9, 2000
                    -----                             -------------------------------
         Common Stock, $1 par value                             49,922,052
                                                        (Excluding treasury shares)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PERKINELMER, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                ------------------------    ------------------------
                                                OCTOBER 1,    OCTOBER 3,    OCTOBER 1,    OCTOBER 3,
                                                   2000          1999          2000          1999
                                                ----------    ----------    ----------    ----------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
SALES.........................................   $431,863      $388,413     $1,232,854     $935,888
Cost of Sales.................................    251,967       243,202        734,948      601,804
Revaluations of Acquired Inventories (Note
  3)..........................................        909         7,393          2,037        9,857
                                                 --------      --------     ----------     --------
Total Cost of Sales...........................    252,876       250,595        736,985      611,661
Research and Development Expenses.............     21,155        20,311         63,814       49,972
In-Process Research and Development Charges
  (Note 3)....................................     24,300            --         32,400       23,000
Selling, General and Administrative
  Expenses....................................    105,963        95,650        297,845      218,908
Restructuring Charges (Credits), Net (Note
  4)..........................................         --        11,520         (3,900)      11,520
Asset Impairment Charges (Note 5).............         --        18,000             --       18,000
Gains on Dispositions (Note 6)................     (3,133)       (7,335)       (12,345)     (15,813)
                                                 --------      --------     ----------     --------
OPERATING INCOME (LOSS) FROM CONTINUING
  OPERATIONS..................................     30,702          (328)       118,055       18,640
Other Expense, Net (Note 7)...................    (13,094)       (8,604)       (29,604)     (19,433)
                                                 --------      --------     ----------     --------
Income (Loss) From Continuing Operations
  Before Income Taxes.........................     17,608        (8,932)        88,451         (793)
Provision (Benefit) for Income Taxes..........     15,528        (3,131)        39,008         (309)
                                                 --------      --------     ----------     --------
INCOME (LOSS) FROM CONTINUING OPERATIONS......      2,080        (5,801)        49,443         (484)
Income From Discontinued Operations, Net of
  Income Taxes (Note 8).......................         --         3,278             --       15,665
Gain on Disposition of Discontinued
  Operations, Net of Income Taxes (Note 8)....         --       106,296          4,453      106,296
                                                 --------      --------     ----------     --------
NET INCOME....................................   $  2,080      $103,773     $   53,896     $121,477
                                                 ========      ========     ==========     ========
BASIC EARNINGS (LOSS) PER SHARE:
     Continuing Operations....................   $    .04      $   (.13)    $     1.01     $   (.01)
     Discontinued Operations..................         --          2.40            .09         2.69
                                                 --------      --------     ----------     --------
     Net Income...............................   $    .04      $   2.27     $     1.10     $   2.68
                                                 ========      ========     ==========     ========
DILUTED EARNINGS (LOSS) PER SHARE:
     Continuing Operations....................   $    .04      $   (.13)    $      .97     $   (.01)
     Discontinued Operations..................         --          2.40            .09         2.69
                                                 --------      --------     ----------     --------
     Net Income...............................   $    .04      $   2.27     $     1.06     $   2.68
                                                 ========      ========     ==========     ========
Weighted Average Shares of Common Stock
  Outstanding:
     Basic....................................     49,250        45,725         48,916       45,303
     Diluted..................................     51,423        45,725         50,877       45,303

Cash Dividends Per Common Share...............   $    .14      $    .14     $      .42     $    .42

  The accompanying unaudited notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              OCTOBER 1,         JANUARY 2,
                                                                 2000               2000
                                                              -----------        ----------
                                                              (UNAUDITED)
                                                               (IN THOUSANDS EXCEPT SHARE
                                                                          DATA)
Current Assets:
     Cash and Cash Equivalents..............................  $  132,887         $  126,650
     Accounts Receivable (Note 9)...........................     359,249            346,160
     Inventories (Note 10)..................................     233,589            201,724
     Other Current Assets...................................     161,224            140,560
                                                              ----------         ----------
TOTAL CURRENT ASSETS........................................     886,949            815,094
                                                              ----------         ----------
Property, Plant and Equipment:
     At Cost (Note 11)......................................     556,408            496,347
     Accumulated Depreciation and Amortization..............    (274,810)          (268,313)
                                                              ----------         ----------
Net Property, Plant and Equipment...........................     281,598            228,034
                                                              ----------         ----------
Intangible Assets (Note 12).................................     969,392            592,438
Other Assets................................................     117,505             79,074
                                                              ----------         ----------
TOTAL ASSETS................................................  $2,255,444         $1,714,640
                                                              ==========         ==========
Current Liabilities:
     Short-Term Debt (Note 13)..............................  $  294,795         $  382,162
     Accounts Payable.......................................     118,248            119,737
     Accrued Restructuring Costs (Note 4)...................      57,910             41,759
     Accrued Expenses (Note 14).............................     331,508            308,840
                                                              ----------         ----------
TOTAL CURRENT LIABILITIES...................................     802,461            852,498
                                                              ----------         ----------
Long-Term Debt (Note 13)....................................     579,319            114,855
Other Long-Term Liabilities.................................     195,452            196,511
Contingencies
Stockholders' Equity:
     Preferred Stock -- $1 par value, authorized 1,000,000
       shares; none issued or outstanding...................          --                 --
     Common Stock -- $1 par value, authorized 100,000,000
       shares; issued 61,744,000 shares at October 1, 2000
       and 60,102,000 shares at January 2, 2000.............      61,744             60,102
     Capital in Excess of Par Value.........................      84,147                 --
     Retained Earnings......................................     806,231            762,009
     Accumulated Other Comprehensive Loss (Note 15).........     (35,165)           (14,040)
     Cost of Shares Held in Treasury; 12,489,000 shares at
       October 1, 2000 and 13,736,000 shares at January 2,
       2000.................................................    (238,745)          (257,295)
                                                              ----------         ----------
Total Stockholders' Equity..................................     678,212            550,776
                                                              ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $2,255,444         $1,714,640
                                                              ==========         ==========

  The accompanying unaudited notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                              ------------------------
                                                              OCTOBER 1,    OCTOBER 3,
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $  53,896      $121,477
  Deduct net income from discontinued operations............         --       (15,665)
  Deduct net gain on disposition of discontinued
    operations..............................................     (4,453)     (106,296)
                                                              ---------      --------
  Income (loss) from continuing operations..................     49,443          (484)
  Adjustments to reconcile income (loss) from continuing
    operations to net cash provided by continuing
    operations:
    Revaluations of acquired inventories....................      2,037         9,857
    In-process research and development charges.............     32,400        23,000
    Noncash portion of restructuring charges................         --         2,300
    Asset impairment charges................................         --        18,000
    Amortization of debt discount and issuance costs........      3,447            97
    Depreciation and amortization...........................     56,747        52,192
    Gains on dispositions and sales of investments, net.....    (12,401)      (18,864)
    Changes in assets and liabilities which provided (used)
     cash, excluding effects from companies purchased and
     divested:
      Accounts receivable...................................      5,472       (29,934)
      Inventories...........................................    (18,899)       11,092
      Accounts payable and accrued expenses.................     10,189         9,182
      Accrued restructuring costs...........................    (29,545)       (8,233)
      Prepaid expenses and other............................    (15,619)      (15,288)
                                                              ---------      --------
Net Cash Provided by Continuing Operations..................     83,271        52,917
Net Cash Provided by Discontinued Operations................         --           530
                                                              ---------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     83,271        53,447
                                                              ---------      --------
INVESTING ACTIVITIES:
  Capital expenditures......................................    (44,910)      (25,536)
  Proceeds from dispositions of businesses and sales of
    property, plant and equipment, net......................     25,158        27,044
  Cost of acquisitions, net of cash acquired................   (397,384)     (295,685)
  Purchases of investments..................................    (15,308)       (1,266)
  Other.....................................................      1,567            75
                                                              ---------      --------
Net Cash Used in Continuing Operations......................   (430,877)     (295,368)
Net Cash Provided by Discontinued Operations................      1,652       238,259
                                                              ---------      --------
NET CASH USED IN INVESTING ACTIVITIES.......................   (429,225)      (57,109)
                                                              ---------      --------
FINANCING ACTIVITIES:
  Proceeds from issuance of convertible debt................    448,000            --
  Increase (decrease) in commercial paper borrowings........    145,000       (38,000)
  Increase (decrease) in other debt.........................   (233,573)       34,979
  Proceeds from issuance of common stock....................     31,603        20,843
  Purchases of common stock.................................    (10,546)         (952)
  Cash dividends............................................    (20,594)      (19,048)
                                                              ---------      --------
Net Cash Provided by (Used in) Continuing Operations........    359,890        (2,178)
Net Cash Provided by Discontinued Operations................         --            --
                                                              ---------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    359,890        (2,178)
                                                              ---------      --------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................     (7,699)       (1,296)
                                                              ---------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      6,237        (7,136)
Cash and Cash Equivalents at Beginning of Period............    126,650        95,565
                                                              ---------      --------
Cash and Cash Equivalents at End of Period..................  $ 132,887      $ 88,429
                                                              =========      ========
Supplemental Disclosures of Noncash Investing and Financing
  Activities:
  Common stock and options issued in connection with the
    acquisition of Vivid Technologies, Inc..................  $  65,937      $     --
  One-year 5% promissory notes issued to PE Corp. in
    connection with the acquisition of the Analytical
    Instruments Division....................................  $      --      $150,000

  The accompanying unaudited notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) NATURE OF OPERATIONS

     PerkinElmer, Inc. (the Company) is a high-technology company operating in four businesses -- Life Sciences, Optoelectronics, Instruments and Fluid Sciences. The Company has operations in over 125 countries and is a component of the S&P 500 Index. Further information pertaining to the Company can be obtained at www.perkinelmer.com.

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

          Optoelectronics: Offers a broad spectrum of optoelectronic products, including high-volume and high-performance specialty lighting sources, detectors, telecom products which include optical fiber communication components, emitters, receivers and mux arrays, imaging devices and large area amorphous silicon detectors.

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

          Fluid Sciences: Solves critical sealing and sealing system needs for customers in aerospace, semiconductor processing and power generation equipment manufacturing. Static and dynamic seals, sealing systems, solenoid valves, bellows devices, advanced pneumatic components, systems and assemblies and sheet metal-formed products for original equipment manufacturers and end users improve equipment efficiency and reliability, lower cost-of-ownership of equipment, reduce harmful emissions and prevent contamination.

(2) BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company's Annual Report for the year ended January 2, 2000, filed on Form 10-K with the SEC (the 1999 Form 10-K). The balance sheet amounts at January 2, 2000 in this report were extracted from the Company's audited 1999 financial statements included in the 1999 Form 10-K. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the

                       PERKINELMER, INC. AND SUBSIDIARIES
reporting period. The results of operations for the nine months ended October 1, 2000 are not necessarily indicative of the results for the entire year.

(3) ACQUISITIONS

     On July 31, 2000, the Company completed its acquisition of NEN Life Sciences, Inc. (NEN), a provider of state-of-the-art drug discovery products, services, reagents and technologies to the life sciences industry. Details of the transaction and pro forma financial information were reported on a Current Report on Form 8-K filed by the Company with the SEC on August 1, 2000. The Company purchased NEN from an investor group led by Genstar Capital LLC for an aggregate purchase price of approximately $400 million. In connection with the acquisition, the Company paid approximately $350 million in cash and issued warrants to purchase approximately 300,000 shares of the Company's common stock in exchange for all of the outstanding shares, options and warrants of NEN. In addition, the Company repaid approximately $50 million of outstanding indebtedness of NEN. The Company financed the acquisition and repayment of the outstanding indebtedness with $410 million of commercial paper borrowings with a weighted-average interest rate of 7%. These short-term borrowings were repaid in early August with proceeds from the issuance of long-term convertible debentures (see Note 13).

     NEN's operations, included in the consolidated results of the Company from the date of acquisition, are reported in the Life Sciences segment. The acquisition was accounted for as a purchase under Accounting Principles Board
(APB) Opinion No. 16, Business Combinations. In accordance with APB Opinion No. 16, the Company allocated the purchase price of NEN based on the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price has not yet been finalized, however, the Company does not expect material changes. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included approximately $24.3 million for acquired in-process research and development (R&D) for projects that had not reached technological feasibility as of the acquisition date and for which no alternative use existed. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects; these costs were expensed in the third quarter of 2000. Other acquired intangibles totaling $75.9 million included the fair value of trade names, trademarks, patents and developed technology. Goodwill of $278 million resulting from the acquisition of NEN is being amortized over 20 years. Approximately $5 million has been recorded as accrued restructuring costs in connection with the acquisition of NEN. The restructuring plans include initiatives to integrate the operations of the Company and NEN, and reduce overhead. The primary components of these plans related to employment costs, consolidation of certain facilities, and the termination of certain leases and other contractual obligations. Management is in the process of developing its restructuring plans related to NEN, and accordingly, the amounts recorded are based on management's current estimate of these costs. The Company will finalize these plans during 2000, and the majority of the restructuring actions are expected to occur during 2001.

                       PERKINELMER, INC. AND SUBSIDIARIES

     The components of NEN's purchase price and preliminary allocation are as follows:

                                                              (IN THOUSANDS)
Consideration and acquisition costs:
     Cash paid to NEN.......................................     $348,918
     Debt assumed...........................................       48,262
     Acquisition costs......................................       13,647
     Fair value of warrants issued..........................        6,940
                                                                 --------
          Total.............................................     $417,767
                                                                 ========
Preliminary allocation of purchase price
     Current assets.........................................       34,327
     Property, plant & equipment............................       59,755
     Other assets...........................................          739
     Identifiable intangible assets.........................       75,900
     In-process R&D.........................................       24,300
     Goodwill...............................................      278,000
     Liabilities............................................      (55,254)
                                                                 --------
          Total.............................................     $417,767
                                                                 ========

     On January 14, 2000, the Company completed its acquisition of Vivid Technologies, Inc. (Vivid) for an aggregate purchase price of approximately $67 million. The transaction was a stock merger whereby the shareholders of Vivid received one share of the Company's common stock for each 6.2 shares of Vivid common stock; approximately 1.6 million shares were issued in connection with the acquisition. Vivid, which is a leading supplier of automated explosive detection systems utilized in airports and high-security facilities worldwide, generated sales of $21 million for the twelve months ended September 30, 1999. Vivid's operations, included in the consolidated results of the Company from the date of acquisition, are reported in the Instruments segment. The acquisition was accounted for as a purchase under APB Opinion No. 16. In accordance with APB Opinion No. 16, the Company allocated the purchase price of Vivid based on the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price has not yet been finalized, however, the Company does not expect material changes. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included approximately $8.1 million for acquired in-process R&D for projects that had not reached technological feasibility as of the acquisition date and for which no alternative use existed. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects; these costs were expensed in the first quarter of 2000. Other acquired intangibles totaling $6.4 million included the fair value of developed technology. This intangible asset is being amortized over its estimated useful life of 10 years. Goodwill of $27.2 million resulting from the acquisition of Vivid is being amortized over 25 years.

     On May 28, 1999, the Company completed its acquisition of the Analytical Instruments Division (AI) of PE Corp. The AI acquisition is discussed in detail in the 1999 Form 10-K and in a Current Report on Form 8-K filed by the Company with the SEC on August 11, 1999.

                       PERKINELMER, INC. AND SUBSIDIARIES

     Unaudited pro forma operating results for the Company, assuming the acquisitions of NEN and AI were completed as of January 4, 1999, are as follows:

                                                        NINE MONTHS ENDED
                                               ------------------------------------
                                               OCTOBER 1, 2000     OCTOBER 3, 1999
                                               ----------------    ----------------
                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
Sales........................................     $1,302,698          $1,228,376
Income (loss) from continuing operations.....         55,802             (38,691)
Net income...................................         60,255              82,786
Basic earnings per share.....................           1.23                1.83
Diluted earnings per share...................           1.18                1.83

     The pro forma amounts in the table above exclude acquisition related charges of $24.3 million and $23 million for purchased in-process R&D related to NEN and AI, respectively. Pro forma amounts for the Vivid acquisition are not included as their effect is not material to the Company's consolidated financial statements.

(4) RESTRUCTURING CHARGES

     The Company developed restructuring plans during 1998 to integrate and consolidate its businesses and recorded restructuring charges in the first and second quarters of 1998. Details are discussed in the Company's 1998 and 1999 Forms 10-K.

     During the third quarter of 1999, the Company reevaluated its 1998 restructuring plans due to the substantial completion of the respective actions. As a result of this review, costs associated with the previously planned shutdown of two businesses were no longer required due to actions taken to improve performance. Therefore, the Company recognized a restructuring credit of $12 million during the third quarter of 1999. During the second quarter of 2000, the Company recognized a restructuring credit of $6 million related to its 1998 restructuring plans. This resulted from the Company's strategic review during the second quarter of 2000 of its portfolio of businesses, actions taken to improve performance at costs lower than originally estimated, and the sale of certain businesses originally included in the restructuring plans.

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

     The following table summarizes restructuring activity from continuing operations related to the 1998 and 1999 plans:

                                                          NINE MONTHS ENDED
                                                           OCTOBER 1, 2000
                                                          -----------------
                                                            (IN MILLIONS)
Accrued restructuring costs at beginning of period......        $27.2
Provisions..............................................          2.4
Reversals...............................................         (6.3)
Charges/writeoffs.......................................        (11.4)
                                                                -----
Accrued restructuring costs at end of period............        $11.9
                                                                =====

                       PERKINELMER, INC. AND SUBSIDIARIES

     During the second quarter of 2000, the Company finalized its original estimates of the goodwill and restructuring plans related to the acquired AI business. As a result of a strategic review of the acquired business, continued aggressive actions by the Company to improve the cost structure of the acquired business, and increased costs related primarily to employment integration, the Company adjusted its original estimate of restructuring costs recorded at the acquisition date in connection with purchase accounting.

     Approximately $5 million was recorded as accrued restructuring costs in connection with the NEN acquisition in the third quarter of 2000 (see Note 3).

     The following table summarizes restructuring activity from continuing operations related to the Lumen, AI, Vivid and NEN acquisitions:

                                                          NINE MONTHS ENDED
                                                           OCTOBER 1, 2000
                                                          -----------------
                                                            (IN MILLIONS)
Accrued restructuring costs at beginning of period......       $ 14.1
Provisions..............................................         48.5
Charges/writeoffs.......................................        (16.6)
                                                               ------
Accrued restructuring costs at end of period............       $ 46.0
                                                               ======

     Cash outlays during the nine months ended October 1, 2000 were approximately $28 million for all of these plans. The Company expects to incur approximately $7 to $10 million of cash outlays in connection with these plans throughout the remainder of fiscal 2000. The majority of the actions remaining at October 1, 2000 are expected to occur during 2001.

(5) ASSET IMPAIRMENT CHARGES

     During the third quarter of 1999, the Company conducted a strategic review of certain units within its business segments. The strategic review triggered an impairment review of long-lived assets of certain business units that were expected to be disposed. The Company calculated the present value of expected cash flows of the business units to determine the fair value of those assets. Accordingly, in the third quarter of 1999, the Company recorded noncash impairment charges and wrote down goodwill by $15 million in the Instruments segment and $3 million in the Optoelectronics segment.

(6) GAINS ON DISPOSITIONS

     During the first quarter of 2000, the Company sold its micromachined sensors and specialty semiconductor businesses for cash of $24.3 million, resulting in a pre-tax gain of $6.7 million. Combined financial results of the divested businesses for the first quarters of 2000 and 1999 were not material to the consolidated results of the Company. During the first six months of 2000, primarily in connection with the 1999 disposition of the Company's Structural Kinematics business and the 1998 dispositions of its Sealol Industrial Seals and Rotron divisions, the Company recognized $2.5 million of pre-tax gains from the previously deferred sales proceeds as a result of the favorable resolution of certain events and contingencies. During the third quarter of 2000, the Company recorded pre-tax gains totaling $3.1 million from an insurance settlement and disposition of a building.

     During the second quarter of 1999, the Company sold its Structural Kinematics business for cash of $15 million, resulting in a pre-tax gain of $4.3 million. During the first nine months of 1999, in connection with the 1998 dispositions of its Sealol Industrial Seals and Rotron divisions, the Company recognized $11.5 million of pre-tax gains from the previously deferred sales proceeds as a result of the favorable resolution of certain events and contingencies.

                       PERKINELMER, INC. AND SUBSIDIARIES

(7) OTHER EXPENSE

     Other income (expense), net, consisted of the following:

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                             -----------------------   -----------------------
                                             OCTOBER 1,   OCTOBER 3,   OCTOBER 1,   OCTOBER 3,
                                                2000         1999         2000         1999
                                             ----------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Interest income............................   $    944     $   505      $  2,613     $  2,331
Interest expense...........................    (12,137)     (9,140)      (28,774)     (20,981)
Gains on sales of investments..............         --         520           947          595
Other......................................     (1,901)       (489)       (4,390)      (1,378)
                                              --------     -------      --------     --------
                                              $(13,094)    $(8,604)     $(29,604)    $(19,433)
                                              ========     =======      ========     ========

(8) DISCONTINUED OPERATIONS

     On August 20, 1999, the Company sold the assets of its Technical Services segment. Additional details are disclosed in the Company's 1999 Form 10-K. The Company accounted for the sale of its Technical Services segment as a discontinued operation in accordance with APB Opinion No. 30, Reporting the Results of Operations, and, accordingly, the results of operations of the Technical Services segment have been segregated from continuing operations and reported as a separate line item on the Company's Consolidated Income Statements. The Company recorded an additional pre-tax gain of $7.3 million on the disposition of discontinued operations as a result of a post-closing selling price settlement in the second quarter of 2000.

     Summary operating results of the discontinued operations were as follows:

                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                       OCTOBER 3, 1999      OCTOBER 3, 1999
                                                      ------------------   -----------------
                                                                  (IN THOUSANDS)
Sales...............................................       $69,871             $302,327
Costs and expenses..................................        63,689              277,793
                                                           -------             --------
Operating income from discontinued operations.......         6,182               24,534
Other income........................................           144                1,147
                                                           -------             --------
Income from discontinued operations before income
  taxes.............................................         6,326               25,681
Provision for income taxes..........................         3,048               10,016
                                                           -------             --------
Income from discontinued operations, net of income
  taxes.............................................       $ 3,278             $ 15,665
                                                           =======             ========

(9) ACCOUNTS RECEIVABLE

     Accounts receivable were net of reserves for doubtful accounts of $13.9 million and $12.9 million as of October 1, 2000 and January 2, 2000, respectively.

(10) INVENTORIES

     Inventories consisted of the following:

                                                     OCTOBER 1,    JANUARY 2,
                                                        2000          2000
                                                     ----------    ----------
                                                          (IN THOUSANDS)
Finished goods.....................................   $ 86,835      $ 87,177
Work in process....................................     56,498        26,342
Raw materials......................................     90,256        88,205
                                                      --------      --------
                                                      $233,589      $201,724
                                                      ========      ========

                       PERKINELMER, INC. AND SUBSIDIARIES

(11) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consisted of the following:

                                                     OCTOBER 1,    JANUARY 2,
                                                        2000          2000
                                                     ----------    ----------
                                                          (IN THOUSANDS)
Land...............................................   $ 34,094      $ 28,724
Buildings and leasehold improvements...............    149,950       127,908
Machinery and equipment............................    372,364       339,715
                                                      --------      --------
                                                      $556,408      $496,347
                                                      ========      ========

(12) INTANGIBLE ASSETS

     Intangible assets consist mainly of goodwill from acquisitions accounted for using the purchase method of accounting, representing the excess of cost over the fair market value of the net assets of the acquired businesses. Goodwill is being amortized over periods of 10 to 40 years. Goodwill, net of accumulated amortization, was $718 million and $417 million at October 1, 2000 and January 2, 2000, respectively. Other identifiable intangible assets from acquisitions include patents, trademarks, trade names and developed technology and are being amortized over periods of 10 to 40 years. Other identifiable intangible assets, net of accumulated amortization, were $251 million and $175 million at October 1, 2000 and January 2, 2000, respectively.

     Intangible assets consisted of the following:

                                                    OCTOBER 1,    JANUARY 2,
                                                       2000          2000
                                                    ----------    ----------
                                                         (IN THOUSANDS)
Goodwill..........................................  $  785,278     $477,072
Other identifiable intangible assets..............     288,692      182,550
                                                    ----------     --------
                                                     1,073,970      659,622
Accumulated amortization..........................    (104,578)     (67,184)
                                                    ----------     --------
                                                    $  969,392     $592,438
                                                    ==========     ========

     The increase in intangible assets resulted primarily from the NEN and Vivid acquisitions and the finalization of accrued restructuring costs related to the AI acquisition, as discussed in Note 4.

(13) DEBT

     Short-term debt at October 1, 2000 was $295 million, consisting primarily of commercial paper borrowings. Long-term debt at October 1, 2000 was approximately $579 million, consisting primarily of $115 million of unsecured notes which mature in 2005 and $463 million of convertible debentures. In early August 2000, the Company sold zero coupon senior convertible debentures with an aggregate purchase price of $460 million. The Company used the offering's net proceeds of approximately $448 million to repay a portion of its commercial paper borrowings, which had been increased temporarily to finance the NEN acquisition. Deferred issuance costs of $12 million were recorded as a noncurrent asset and are being amortized over three years. The debentures, which were offered by a prospectus supplement pursuant to the Company's effective shelf registration statement, are due August 2020 and were priced with a yield to maturity of 3.5%. At maturity, the Company will repay $921 million, comprised of $460 million of original purchase price plus accrued interest. The Company may redeem some or all of the debentures at any time on or after August 7, 2003 at a redemption price equal to the issue price plus accrued original issue discount through the redemption date. Holders of the debentures may require the Company to repurchase some or all of the debentures in August 2003 and August 2010, or at any time when there is a change in control of the Company,

                       PERKINELMER, INC. AND SUBSIDIARIES
as is customary and ordinary for debentures of this nature, at a repurchase price equal to the initial price plus accrued original issue discount through the date of repurchase. The debentures are currently convertible into 5.4 million shares of the Company's common stock at approximately $85 per share. Conversion of the debentures was not assumed in the computation of diluted earnings per share because the effect of conversion would have been antidilutive.

(14) ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                       OCTOBER 1,   JANUARY 2,
                                                          2000         2000
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Payroll and incentives...............................   $ 35,544     $ 32,720
Employee benefits....................................     49,587       49,293
Federal, non-U.S. and state income taxes.............     44,319       45,324
Other accrued operating expenses.....................    202,058      181,503
                                                        --------     --------
                                                        $331,508     $308,840
                                                        ========     ========

(15) COMPREHENSIVE INCOME

     Comprehensive income presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, consisted of the following:

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                             -----------------------   -----------------------
                                             OCTOBER 1,   OCTOBER 3,   OCTOBER 1,   OCTOBER 3,
                                                2000         1999         2000         1999
                                             ----------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Net income.................................   $  2,080     $103,773     $53,896      $121,477
Other comprehensive income (loss), net of
  tax:
Foreign currency translation adjustments...    (11,884)      11,006     (29,821)       (6,689)
Unrealized gains (losses) on securities:
  Gains (losses) arising during the
     period................................      2,052         (734)      8,792          (479)
  Reclassification adjustment..............         --           --         (96)           --
                                              --------     --------     -------      --------
Net unrealized gains (losses)..............      2,052         (734)      8,696          (479)
                                              --------     --------     -------      --------
                                                (9,832)      10,272     (21,125)       (7,168)
                                              --------     --------     -------      --------
Comprehensive income (loss)................   $ (7,752)    $114,045     $32,771      $114,309
                                              ========     ========     =======      ========

     The components of accumulated other comprehensive loss were as follows:

                                                     OCTOBER 1,    JANUARY 2,
                                                        2000          2000
                                                     ----------    ----------
                                                          (IN THOUSANDS)
Foreign currency translation adjustments...........   $(44,282)     $(14,461)
Unrealized gains on securities.....................      9,117           421
                                                      --------      --------
Accumulated other comprehensive loss...............   $(35,165)     $(14,040)
                                                      ========      ========

(16) INDUSTRY SEGMENT INFORMATION

     The Company's businesses are reported as four operating segments which reflect the Company's management and structure under four strategic business units (SBUs). The segments' principal products and services are described in
Note 1 of this Form 10-Q. The accounting policies of the reportable segments are the same as those described in Note 1 of the 1999 Form 10-K. The Company evaluates the performance of its

                       PERKINELMER, INC. AND SUBSIDIARIES
operating segments based on operating profit. Intersegment sales and transfers are not significant. Unaudited sales and operating profit information by segment for the three and nine months ended October 1, 2000 and October 3, 1999 are shown in Item 2 of this Quarterly Report on Form 10-Q and are considered an integral part of this note.

(17) NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities(as amended by SFAS Nos. 137 and 138) is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS No. 133 effective January 1, 2001 and currently expects that, due to its relatively limited use of derivative instruments, adoption of the statement will not have a material effect on the Company's results of operations or financial position.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SALES AND OPERATING PROFIT

     Sales and operating profit by segment are shown in the table below. The following unaudited segment information is presented as an aid to better understand the Company's operating results:

                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                -----------------------------------   ------------------------------------
                                OCTOBER 1,   OCTOBER 3    INCREASE    OCTOBER 1,   OCTOBER 3,    INCREASE
                                   2000        1999      (DECREASE)      2000         1999      (DECREASE)
                                ----------   ---------   ----------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
LIFE SCIENCES
Sales.........................   $ 60,425    $ 37,707     $22,718     $  141,984    $111,319     $ 30,665
Operating Profit (Loss).......    (17,082)       (368)    (16,714)        (6,666)      7,815      (14,481)
Operating Profit (Loss) %.....      (28.3)%      (1.0)%                     (4.7)%       7.0%
Operating Profit % (1)........       19.9%       16.0%                      16.3%       13.8%
OPTOELECTRONICS
Sales.........................   $126,349    $111,782     $14,567     $  361,729    $331,021     $ 30,708
Operating Profit..............     21,327       4,070      17,257         63,968      24,763       39,205
Operating Profit %............       16.9%        3.6%                      17.7%        7.5%
Operating Profit % (1)........       18.4%       13.4%                      16.1%       12.3%
INSTRUMENTS
Sales.........................   $182,686    $182,598     $    88     $  544,757    $324,395     $220,362
Operating Profit (Loss).......     15,580     (16,043)     31,623         34,154     (37,035)      71,189
Operating Profit (Loss) %.....        8.5%       (8.8)%                      6.3%      (11.4)%
Operating Profit % (1)........       10.1%        6.7%                      10.5%        7.1%
FLUID SCIENCES
Sales.........................   $ 62,403    $ 56,326     $ 6,077     $  184,384    $169,153     $ 15,231
Operating Profit..............     14,158       8,665       5,493         32,829      22,617       10,212
Operating Profit %............       22.7%       15.4%                      17.8%       13.4%
Operating Profit % (1)........       20.8%       12.7%                      18.7%       10.8%
OTHER
Operating Profit (Loss).......   $ (3,281)   $  3,348     $(6,629)    $   (6,230)   $    480     $ (6,710)
CONTINUING OPERATIONS
Sales.........................   $431,863    $388,413     $43,450     $1,232,854    $935,888     $296,966
Operating Profit (Loss).......     30,702        (328)     31,030        118,055      18,640       99,415
Operating Profit (Loss) %.....        7.1%       (0.1)%                      9.6%        2.0%
Operating Profit % (1)........       14.8%       10.2%                      13.3%        9.5%

---------------

(1) Before nonrecurring items and goodwill/intangibles amortization.

     The reported results for the three and nine months ended October 1, 2000 and October 3, 1999 include certain nonrecurring items which are discussed in detail in the Discussion of Consolidated Results of Operations and Segment Results of Operations sections to follow herein.

DISCUSSION OF CONSOLIDATED RESULTS OF OPERATIONS

     Sales from continuing operations for the third quarter of 2000 increased 11% to $431.9 million versus $388.4 million for the same period of 1999. Organic growth during the third quarter of 2000 was 12%. The Company defines organic growth as growth in historical businesses plus growth in acquired businesses assuming they were owned in prior periods, adjusted for the effects of exited businesses and foreign exchange.

The organic revenue growth was driven by strength in all of the Company's segments as discussed in further detail below in the Segment Results of Operations section.

     On a reported basis, operating profit for the third quarter of 2000 was $30.7 million, up $31 million versus a reported operating loss of $.3 million in the same quarter of 1999. The third quarter of 2000 operating income included purchase accounting charges related to the NEN acquisition of $.9 million for the revaluation of acquired inventory and a charge of $24.3 million related to acquired in-process research and development. The third quarter of 2000 operating profit also included: gains totaling $3.1 million from an insurance settlement and a building sale; and $1.6 million of integration-related costs attributable to recently acquired businesses. The third quarter of 1999 operating loss of $.3 million included purchase accounting charges from acquisitions and certain nonrecurring items, as follows: a $7.4 million charge for the revaluation of acquired inventory; asset impairment charges of $18 million; restructuring charges, net of credits, of $11.5 million; and deferred gain recognition from 1998 divestitures of $7.3 million. Operating profit before nonrecurring items for the third quarter of 2000 was $54.4 million, increasing $23.1 million, or 74%, versus the comparable period of 1999. Strong revenue growth, Company-wide productivity and quality initiatives, and the effects of the divestiture of unprofitable businesses drove this increase in operating income. Discussion of operating profit by segment during the third quarter of 2000 versus 1999 is presented in the Segment Results of Operations section below. Research and development expenses were $21.2 million during the third quarter of 2000, an increase of $.9 million over the comparable 1999 period and were approximately 5% of total sales for both periods.

     Sales from continuing operations for the nine months ended October 1, 2000 increased $297 million, or 32%, to $1.2 billion versus the comparable 1999 period. Revenues from acquisitions and strong growth in most segments were partially offset by the absence of revenues from businesses divested in 1999 and early 2000. Discussion of sales by segment during the nine months of 2000 and 1999 is presented below in the Segment Results of Operations section. On a reported basis, operating profit for the nine months of 2000 increased $99.4 million to $118 million versus $18.6 million for the nine months of 1999. Operating profit for the nine months of 2000 included purchase accounting charges from recent acquisitions and certain nonrecurring items as follows: $2 million of charges for the revaluation of acquired inventories; $32.4 million of charges related to acquired in-process R&D; a net restructuring credit of $3.9 million; gains on dispositions of $12.3 million; and charges of $4.2 million for integration-related costs attributable to recently acquired businesses, primarily in the Instruments segment. Operating income for the first nine months of 1999 included certain purchase accounting items and certain nonrecurring items, as follows: a charge of $9.9 million for the revaluation of acquired inventory; a charge of $23 million for acquired in-process research and development; asset impairment charges of $18 million; restructuring charges, net of credits, of $11.5 million; deferred gain recognition of $11.5 million; and $3.4 million of other repositioning charges primarily recorded in cost of sales. Operating profit before nonrecurring items for the first nine months of 2000 was $139.4 million, increasing $68.8 million, or 97%, versus the comparable period of 1999. Discussion of operating profit by segment for the nine months of 2000 versus the same period of 1999 is presented in the Segment Results of Operations section below.

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

     On January 14, 2000, the Company completed its acquisition of Vivid Technologies, Inc. (Vivid) for an aggregate purchase price of approximately $67 million. The transaction was a stock merger whereby the shareholders of Vivid received one share of the Company's common stock for each 6.2 shares of Vivid common stock; approximately 1.6 million shares were issued in connection with the acquisition. Vivid, which is a leading supplier of automated explosive detection systems utilized in airports and high-security facilities worldwide, generated sales of $21 million for the twelve months ended September 30, 1999. Vivid's operations, included in the consolidated results of the Company from the date of acquisition, are reported in the Company's Instruments segment. The transaction was accounted for as a purchase in accordance with APB Opinion No. 16, Business Combinations. In accordance with APB Opinion No. 16, the Company allocated the purchase price of Vivid based on the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price has not yet been finalized, however, the Company does not expect any material changes. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included approximately $8.1 million for acquired in-process R&D for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of the acquisition of Vivid, the development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative future uses. Accordingly, these costs were expensed in the first quarter of 2000. Other acquired intangibles totaling $6.4 million included the fair value of developed technology. This intangible asset is being amortized over its estimated useful life of 10 years. Goodwill of $27.2 million resulting from the acquisition of Vivid is being amortized over 25 years.

     During the first quarter of 2000, the Company divested its micromachined sensors and specialty semiconductor businesses for cash of $24.3 million, resulting in a pre-tax gain of approximately $6.7 million. Combined financial results of the divested businesses for the first quarters of 2000 and 1999 were not material to the consolidated results of the Company.

     On July 31, 2000, the Company completed its acquisition of NEN Life Sciences, Inc. (NEN). NEN is a provider of state-of-the-art drug discovery products, services, reagents and technologies to the life sciences industry. NEN generated fiscal year 1999 sales of $104 million. Details of the transaction and pro forma financial information were reported on a Current Report on Form 8-K filed by the Company with the SEC on August 1, 2000. (See Note 3 for additional information.)

SEGMENT RESULTS OF OPERATIONS

     The Company's continuing businesses are reported as four operating segments, which reflect the Company's management methodology and structure under its Strategic Business Units (SBUs). The Company evaluates performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the third quarter and nine months of 2000 versus the same periods of 1999.

  Life Sciences

     Sales for the third quarter of 2000 were $60.4 million compared to $37.7 million for the third quarter of 1999, which represents a $22.7 million, or 60%, increase. The increase was primarily due to the inclusion of revenues from the NEN acquisition during the quarter. Organic growth of 17% was driven by increased sales from new products in drug discovery, increased reagent sales and strong demand in genetic disease screening.

     The $17.1 million operating loss for the third quarter of 2000 included purchase accounting charges and other nonrecurring items. The operating loss included the following nonrecurring items: a $.9 million charge for the revaluation of acquired inventory and a $24.3 million charge for acquired in-process R&D. The third quarter of 1999 operating loss of $.4 million included net restructuring charges of $5.8 million. Excluding nonrecurring items discussed above, operating profit of $8.7 million for the third quarter of 2000 increased $3.2 million versus the same period of 1999. The increase was due primarily to higher revenues discussed above, specifically strong reagent sales and the sale of new products with higher margins.

     Sales for the nine months of 2000 increased $30.7 million, or 28%, to $142 million versus the same period of 1999. Revenues from the NEN acquisition, strong new product sales and increased reagent sales were the primary reasons for the increase during the nine months of 2000 versus the nine months of 1999.

     The $6.7 million operating loss for the nine months of 2000 included purchase accounting charges and other nonrecurring items. This loss included the following nonrecurring items: revaluation of acquired inventories of $.9 million and acquired in-process R&D charges of $24.3 million. Operating profit for the nine months of 1999 included net restructuring charges of $5.8 million and was $7.8 million. Operating profit before the nonrecurring items discussed above was $18.7 million for the nine months of 2000 versus $13.6 million for the comparable period of 1999, representing an increase of $5.1 million, or 38%. Higher revenues, including revenues from the NEN acquisition, strong contributions from newly developed products and increased sales of reagents were the primary contributors to the increase in the nine months of 2000 versus the same period of 1999.

  Optoelectronics

     Sales for the third quarter of 2000 increased $14.5 million to $126.3 million, representing an increase of 13% from sales of $111.8 million for the same period of 1999. Organic growth in the third quarter of 2000 was 22%. Strong telecom and imaging revenues drove the increase in the third quarter of 2000 versus 1999.

     Operating profit for the third quarter of 2000 was $21.3 million versus $4.1 million in the comparable period of 1999, representing an increase of $17.2 million, or over 420%. The 1999 operating profit included an asset impairment charge of $3 million and restructuring charges, net of credits, of $5.5 million. Before nonrecurring items, operating profit for the third quarter of 2000 increased 69% versus the same period of 1999. Strong revenue growth, benefits of restructuring actions and the continued transition to lower-cost manufacturing operations in Asia were the primary contributors to the increase in the third quarter of 2000 operating profit versus the same period of 1999.

     Sales for the nine months of 2000 were $361.7 million versus $331 million for the same period of 1999, representing an increase of $30.7 million, or 9%. Higher revenues across all businesses contributed to the increase in the first nine months of 2000 versus 1999.

     Operating profit of $64 million for the nine months of 2000 increased $39.2 million, or over 150%, versus the comparable period of 1999. The operating profit for the nine months of 2000 included gains on dispositions of $6.7 million and a restructuring credit of $5 million. Operating profit for the nine months of 1999 included an asset impairment charge of $3 million, restructuring charges, net of credits, of $5.5 million, and a $2.9 million charge for the revaluation of acquired inventory related to the Lumen acquisition. Operating profit before nonrecurring items for the first nine months of 2000 was $52.2 million versus $33.3 million for the same period of 1999, representing an increase of 57%. Higher revenues across all businesses and benefits from restructuring and productivity initiatives drove the increase in the nine months of 2000 versus the same period of 1999.

  Instruments

     Sales of $182.7 million for the third quarter of 2000 were flat versus the same period of 1999. Organic growth was 2%. Operating profit for the third quarter of 2000 was $15.6 million versus an operating loss of $16 million for the same period of 1999. The 2000 operating profit included a $1.3 million gain on disposition of a building. The 1999 operating loss included an asset impairment charge of $15 million, a charge for revaluation of acquired inventory of $7.4 million and restructuring-related costs of $1.4 million. Operating profit before nonrecurring items for the third quarter of 2000 was $14.8 million versus $7.8 million for the comparable period of 1999, representing an increase of 90%. Benefits from restructuring actions and contributions from higher margin new products were the primary reasons for the increase in the third quarter of 2000 versus the comparable period of 1999.

     Sales for the nine months of 2000 were $544.8 million, increasing $220.4 million, or 68% versus the same period of 1999. Revenues from the AI and Vivid acquisitions were the primary contributors to the increase.

     Operating profit for the nine months of 2000 was $34.2 million versus an operating loss of $37 million for the comparable period of 1999. The 2000 operating profit included the following nonrecurring items: $8.1 million charge for acquired in-process R&D; $1.1 million charge for revaluation of acquired inventory; gains on dispositions of $1.3 million; and charges of $3.1 million for integration-related costs attributable to recently acquired businesses. The 1999 operating profit included an asset impairment charge of $15 million, a charge for revaluation of acquired inventory of $9.9 million, a charge of $23 million for acquired in-process R&D, and restructuring-related costs of $4.8 million. Operating profit before nonrecurring items for the nine months of 2000 was $45.2 million and increased $29.6 million, or 190%, compared to the nine months of 1999. Higher revenues discussed above, benefits from restructuring, and cost improvement programs were the primary reasons for the increase during the nine months of 2000 versus the same period of 1999.

  Fluid Sciences

     Sales for the third quarter of 2000 were $62.4 million, increasing $6.1 million, or 11%, versus the comparable period of 1999. Organic growth was 21%. Higher revenues in the Company's semiconductor and power generation businesses offset lower revenues in the Company's automotive business.

     Operating profit for the third quarter of 2000 was $14.2 million versus $8.7 million for the same period of 1999, representing an increase of $5.5 million, or 63%. Operating profit for the third quarter of 2000 included a $1.8 million gain from an insurance settlement. The operating profit for the third quarter of 1999 included a restructuring credit of $2.2 million. Operating profit before nonrecurring items for the third quarter of 2000 was $12.3 million, increasing 91% versus the same period of 1999. Higher sales volume discussed above and continued focus on productivity initiatives were the primary reasons for the increase.

     Sales for the nine months of 2000 were $184.4 million versus $169.2 million for the comparable period of 1999, representing an increase of $15.2 million, or 9%. Continued strength in the Company's semiconductor and power generation businesses drove the increase in 2000 versus 1999.

     Operating profit for the nine months of 2000 was $32.8 million, increasing $10.2 million, or 45%, versus the comparable period of 1999. Operating profit for the nine months of 2000 included the following nonrecurring items: gains of $2.6 million and restructuring charges of $2.4 million. Operating profit for the nine months of 1999 included the following nonrecurring items: gains on dispositions of $4.3 million and a restructuring credit of $2.2 million. Operating profit before nonrecurring items for nine months of 2000 was $32.6 million, increasing $16.5 million, or over 100%, versus the same period of 1999. Higher revenues and benefits from productivity initiatives were the primary contributors to the increase.

RESTRUCTURING CHARGES

     The Company developed restructuring plans during 1998 to integrate and consolidate its businesses and recorded restructuring charges in the first and second quarters of 1998. Details are discussed in the Company's 1998 and 1999 Forms 10-K.

     During the third quarter of 1999, the Company reevaluated its 1998 restructuring plans due to the substantial completion of the respective actions. As a result of this review, costs associated with the previously planned shutdown of two businesses were no longer required due to actions taken to improve performance. Therefore, the Company recognized a restructuring credit of $12 million during the third quarter of 1999. During the second quarter of 2000, the Company recognized a restructuring credit of $6 million related to its 1998 restructuring plans. This resulted from the Company's strategic review during the second quarter of 2000 of its portfolio of businesses, actions taken to improve performance at costs lower than originally estimated, and the sale of certain businesses originally included in the restructuring plans.

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

     The following table summarizes restructuring activity from continuing operations related to the 1998 and 1999 plans:

                                                          NINE MONTHS ENDED
                                                           OCTOBER 1, 2000
                                                          -----------------
                                                            (IN MILLIONS)
Accrued restructuring costs at beginning of period......        $27.2
Provisions..............................................          2.4
Reversals...............................................         (6.3)
Charges/writeoffs.......................................        (11.4)
                                                                -----
Accrued restructuring costs at end of period............        $11.9
                                                                =====

     During the second quarter of 2000, the Company finalized its original estimates of the goodwill and restructuring plans related to the acquired AI business. As a result of a strategic review of the acquired business, continued aggressive actions by the Company to improve the cost structure of the acquired business, and increased costs related primarily to employment integration, the Company adjusted its original estimate of restructuring costs recorded at the acquisition date in connection with purchase accounting.

     Approximately $5 million was recorded as accrued restructuring costs in connection with the NEN acquisition in the third quarter of 2000 (see Note 3).

     The following table summarizes restructuring activity from continuing operations related to the Lumen, AI, Vivid and NEN acquisitions:

                                                          NINE MONTHS ENDED
                                                           OCTOBER 1, 2000
                                                          -----------------
                                                            (IN MILLIONS)
Accrued restructuring costs at beginning of period......        $14.1
Provisions..............................................         48.5
Charges/writeoffs.......................................        (16.6)
                                                                -----
Accrued restructuring costs at end of period............        $46.0
                                                                =====

     Cash outlays during the nine months ended October 1, 2000 were approximately $28 million for all of these plans. The Company expects to incur approximately $7 to $10 million of cash outlays in connection with these plans throughout the remainder of fiscal 2000. The majority of the actions remaining at October 1, 2000 are expected to occur during 2001.

OTHER EXPENSE

     Other expense for the third quarter of 2000 was $13.1 million versus $8.6 million for the comparable period in 1999. Other expense increased to $29.6 million for the first nine months of 2000 from $19.4 million for the comparable period of 1999. These increases were primarily due to the impact of higher interest expense on increased debt levels resulting from the NEN and AI acquisitions.

INCOME TAX EXPENSE

     Income tax expense as a percent of pre-tax income before nonrecurring items was 36.6% for the third quarter of 2000 versus 27.4% for the third quarter of 1999. The third-quarter of 2000 expense reflects a cumulative catch-up adjustment to adjust the full-year rate to 32.5% from 30%. The increase in the forecasted effective tax rate for 2000 is principally caused by the non-tax deductible goodwill associated with the NEN acquisition.

     The third-quarter of 1999 expense before nonrecurring items reflects a cumulative catch-up adjustment to adjust the full-year rate to 32% from 36%. The decrease in the 1999 income tax rate was largely attributable to changes in the taxing jurisdictions in which income is recognized as a result of acquisitions and dispositions.

DISCONTINUED OPERATIONS

     On August 20, 1999, the Company sold its Technical Services segment. The Company accounted for the sale of its Technical Services segment as a discontinued operation in accordance with APB Opinion No. 30 and, accordingly, the results of operations of the Technical Services segment and the gain on disposition were segregated from continuing operations and reported as separate line items on the Company's Consolidated Income Statements. As a result of a post-closing selling price adjustment, the Company recorded an additional pre-tax gain of $7.3 million on the disposition of discontinued operations in the second quarter of 2000.

     Sales from discontinued operations for the three and nine months ended October 3, 1999 were $69.9 million and $302.3 million, respectively. Operating income from discontinued operations was $6.2 million for the three months ended October 3, 1999 and $24.5 million for the nine months then ended.

FINANCIAL CONDITION

     Short-term debt at October 1, 2000 was $295 million, consisting primarily of commercial paper borrowings. Long-term debt at October 1, 2000 was approximately $579 million, consisting primarily of $115 million of unsecured notes which mature in 2005 and $463 million of convertible debentures.

     In early August 2000, the Company sold zero coupon senior convertible debentures with an aggregate purchase price of $460 million. The Company used the offering's net proceeds of approximately $448 million to repay a portion of its commercial paper borrowings, which had been increased temporarily to finance the NEN acquisition. Deferred issuance costs of $12 million were recorded as a noncurrent asset and are being amortized over three years. The debentures, which were offered by a prospectus supplement pursuant to the Company's effective shelf registration statement, are due August 2020 and were priced with a yield to maturity of 3.5%. At maturity, the Company will repay $921 million, comprised of $460 million of original purchase price plus accrued interest. The Company may redeem some or all of the debentures at any time on or after August 7, 2003 at a redemption price equal to the issue price plus accrued original issue discount through the redemption date. Holders of the debentures may require the Company to repurchase some or all of the debentures in August 2003 and August 2010, or at any time when there is a change in control of the Company, as is customary and ordinary for debentures of this nature, at a repurchase price equal to the initial price to the public plus accrued original issue discount through the date of repurchase. The debentures are currently convertible into
5.4 million shares of the Company's common stock at approximately $85 per share.

     In connection with the completion of the NEN acquisition on July 31, 2000, the Company paid approximately $350 million in cash and issued warrants to purchase approximately 300,000 shares of the Company's common stock in exchange for all of the outstanding shares, options and warrants of NEN. In addition, the Company repaid approximately $50 million of outstanding indebtedness of NEN. The Company financed the acquisition and repayment of the outstanding indebtedness with $410 million of commercial paper borrowings with a weighted-average interest rate of 7%. These short-term borrowings were repaid in early August with proceeds from the issuance of long-term convertible debentures, as discussed above.

     In March 2000, the Company's $250 million revolving credit facility was refinanced and increased to a $300 million revolving credit facility that expires in March 2001. The Company has an additional revolving credit agreement for $100 million that expires in March 2002.

     Cash and cash equivalents increased by $6.2 million to $132.9 million at the end of the third quarter of 2000. Net cash provided by operating activities was $83.3 million during the first nine months of 2000 and was comprised of net income from continuing operations of $49.4 million, noncash acquisition charges of $34.4 million, amortization of debt discount and issuance costs of $3.4 million, depreciation and amortization of $56.7 million, partially offset by a $3.2 million change in working capital accounts and accrued expenses, a

$29.5 million decrease in accrued restructuring costs, gains on dispositions and sales of investments of $12.4 million and net changes in other assets and liabilities of $15.5 million. During the first nine months of 2000, capital expenditures were $44.9 million, and the Company completed strategic alliances with Genomic Solutions, a leader in genetic screening, and Bragg Photonics, a maker of key fiber optic components, with equity investments totaling approximately $15 million. During the fourth quarter of 2000, the Company expanded its equity stake in Bragg Photonics to 26%.

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

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

     This Quarterly Report contains "forward-looking statements." For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of PerkinElmer to differ materially from those indicated by these forward-looking statements. These factors include, without limitation, those set forth in "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information and Factors Affecting Future Performance" of the Company's 1999 Form 10-K, and those discussed in Exhibit
99.1 to the Quarterly Report on Form 10-Q filed August 16, 2000, which are expressly incorporated by reference herein.

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

ITEMS 1-5.  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        Part I Exhibits:

        Exhibit 27.1 -- Financial data schedule (submitted in electronic format only)

        Part II Exhibits:

        None

     (b) Reports on Form 8-K

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission (SEC) on August 1, 2000 regarding the Company's completion of its acquisition of NEN Life Sciences, Inc.

     A Current Report on Form 8-K was filed with the SEC on August 4, 2000 for the purpose of filing as exhibits the underwriting agreement, pricing agreement, form of supplemental indenture and form of debenture in connection with the filing of a prospectus supplement and the public offering of debentures.

                       PERKINELMER, INC. AND SUBSIDIARIES

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PerkinElmer, Inc.

                                   By: /s/ ROBERT F. FRIEL
                                      ------------------------------------------
                                      Robert F. Friel
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

Date:  November 15, 2000