Form 10-K405
period 2000-12-31
PERKINELMER INC
filed 2001-03-26
CIK 31791

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock, $1 par value, held by nonaffiliates of the registrant on March 13, 2001, was $3,192,441,444.

     As of March 13, 2001, there were outstanding, exclusive of treasury shares, 50,353,968 shares of common stock, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF PERKINELMER, INC.'S PROXY STATEMENT FOR THE
  2001 ANNUAL MEETING OF STOCKHOLDERS....................     PART III (Items 10, 11, 12 and 13)

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL BUSINESS DESCRIPTION

     PerkinElmer, Inc. (hereinafter referred to as "PerkinElmer", the "Company", or the "Registrant", which terms include the Company's subsidiaries) is a global technology company, which provides products and systems to the telecom, pharmaceutical, chemical, semiconductor, medical, aerospace, and photographic markets. The Company has operations in over 125 countries, and is a component of the S&P 500 Index. The Company's continuing operations are classified into four operating segments: Life Sciences, Optoelectronics, Instruments, and Fluid Sciences. In 2000, the Company had sales of $1.7 billion from continuing operations. The Company was incorporated under the laws of the Commonwealth of Massachusetts in 1947.

RECENT DEVELOPMENTS

     On July 31, 2000, we completed our acquisition of NEN Life Sciences, Inc. ("NEN"), a provider of state-of-the-art drug discovery products, services, reagents and technologies to the life sciences industry. NEN generated fiscal 1999 sales of $104 million. Details of the transaction and pro forma financial information were reported on a current report Form 8-K filed by the Company with the SEC on August 1, 2000.

OPERATING SEGMENTS

     Set forth below is a brief summary of each of the Company's four operating segments (also referred to as "strategic business units" or "SBUs") together with a description of certain of their more significant or recently introduced products, services or operations.

  Life Sciences

     Our Life Sciences business unit helps solve the complex analytical problems encountered in drug discovery and genetic screening laboratories by providing solutions including measuring instrumentation with interfacing software, and a wide range of reagents and consumables. In 2000, this business unit had sales of $221 million, representing 13% of our total sales.

     Life Sciences is comprised of two strategic business enterprises: drug discovery and genetic screening. Within the field of drug discovery, Life Sciences focuses on customers engaged in pharmaceutical, biotechnology and academia laboratory research and has a strong presence in research and high throughput screening (HTS) technologies. HTS involves the surveying of a vast number of leads using a combination of reagents, detection instruments and software to detect those leads that might prove to be important targets for drugs. Customers include the HTS laboratories of the world's major pharmaceutical and biotechnology companies.

     In genetic screening, the subject of the screen is a human patient, typically a large number of patients. For example, newborn babies can be screened for signs of diseases that may be prevented through dietary change or other intervention. Customers include public health authorities in the United States and around the world.

     Principal Products. The principal products of our Life Sciences business unit include:

     - Multilabel counters and plate readers for rapid quantitative measurement of light signals.

     - Imaging systems to observe and measure cellular and molecular processes.

     - Sample handling and laboratory automation devices.

     - Chemical reagents to allow heterogeneous and homogeneous assays.

     - Information management software.

     New Products.  New product releases include:

     - Key offerings for functional genomic and proteomic based research such as MICROMAX(TM) cDNA, Arrays, the Ultraview(TM) Live Cell Imaging system, and the ProXpress(TM) for multiwavelength Imaging.

     Brand Names. Our Life Sciences business unit offers its products under various brand names, including Wallac(TM), NEN(R), LANCE(TM), DELFIA(TM), MICROMAX(TM) and [FP]2(TM).

  Optoelectronics

     Our Optoelectronics business unit produces a broad spectrum of optoelectronic products, including high volume and high performance specialty lighting sources, detectors, optical fiber communications components, imaging devices, emitters and receivers, mux arrays, and large area amorphous silicon detectors. In 2000, this business unit had sales of $497 million, representing 29% of our total sales.

     The Optoelectronics operations and sales organizations are aligned along three major applications areas, or strategic business enterprises: Telecom, Ultra Specialty Lighting and Imaging. Strong relationships exist with major customers in each market including medical, analytical instrumentation, telecommunications, consumer, entertainment, industrial and aerospace.

     Principal Products. The principal products of our Optoelectronics business unit include:

     - Telecom and sensor components such as high speed Indium Gallium Arsenide (InGaAs) positive intrinsic negative (PIN) photodiodes and avalanche photodiodes (APDs), InGaAs and APD hybrid microelectronic receiver modules, photodiode linear arrays, Dense Wavelength Division Multiplexer
       (DWDM) channel monitors, custom packaged laser diodes, Erbium Doped Fiber Amplifier (EDFA) pumps, DWDM laser diodes, and fiber optic and cable test equipment. Other products include detectors and sensors for security systems, climate and lighting controls, and blood pressure monitoring systems.

     - Ultra Specialty Lighting products such as specialty high-intensity discharge (HID) lighting sources and fiber optic systems (xenon, mercury xenon, krypton-arc and metal halide) for medical diagnostics, dental curing and whitening, video projection, semiconductor lithography, stage and studio lighting, cinema projection lighting, solid-state laser pumping, tanning, signage, aerospace lighting, large volume photoflashlamps and other lighting applications.

     - Imaging products such as linear and two dimensional CCD sensors and cameras for the machine vision and analytical markets, amorphous silicon panels used in x-ray imaging and film replacement markets, photomultipliers for use in analytical instruments, and photocells and thermopiles used in gas and thermal monitoring applications.

     New Products.  Recent product releases include:

     - The Ultra Specialty Lighting SBE, launched its UV exposure system, the Pro Form GII. This fully automatic imaging system is used for advanced PCB and HDI production. The XL2000 Xenon Lightsource was also launched expanding the product offerings in medical and endoscopic market applications.

     - The Telecom SBE introduced the 256 Mux Array receiver used in DWDM channel monitoring which improves the effectiveness of new and existing fiber optic cable. The Fiber Optic Test System business introduced the CD400L Delay Dispersion System and PMD4000 Polarisation Mode Dispersion Measurement System. The CD400L delay/dispersion system uses tunable lasers and DSP technology to provide state of the art performance measurements of delay and chromatic dispersion in DWDM components The PMD4000 enables fast PMD measurements for optical fiber makers and cablers.

     - The Digital Imaging SBE expanded on its amorphous silicon technology with the introduction of the LAE (Large Area Electronic) Detector. This detector is sold into markets such as Industrial Imaging. Medical Imaging and Non-Diagnostic Medical applications such as veterinary medicine.

     Brand Names. Our Optoelectronics business unit offers its products under various brand names including Heimann(TM), ILC(R), ORC, Reticon(R), Vactec, Voltarc(R), Q-Arc, Power Systems and Amorphous Silicon.

  Instruments

     Our Instruments business unit develops, manufactures and markets sophisticated analytical instruments and imaging detection systems for research laboratories, academia, medical institutions, government agencies and a wide range of industrial applications designed to provide industry-specific "sample to answer" solutions. In 2000, this business unit had sales of $725 million, representing 43% of our total sales.

     Applications and Customers.  The Instruments business unit has two SBEs:
Analytical Instruments and Detection Systems. Analytical Instruments provide world class analytical solutions employing technologies such as molecular and atomic spectroscopies, high pressure liquid chromatography (HPLC), gas chromatography (GC), and thermal and elemental analysis. These instruments measure a range of substances from biomolecules to organic and inorganic chemicals and have applications in the pharmaceutical, food and beverage, chemical semiconductor and environmental markets. Our Detection Systems SBE provides a broad range of products including walk through weapons detection systems, advanced explosive detection systems, and large cargo inspection systems. Typical applications are in the aviation, transportation, government facilities, customs, and hazardous materials detection markets.

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

     New Products.  Recent product releases include:

     - Optima(TM) 2000 and 4000 Inductively Coupled Plasma Optical Emission Spectrometers are used by organizations with a broad range of environmental, industrial, geochemical, nutritional, and clinical applications to determine the elemental content of materials.

     - Lambda(TM) 25/35/45 UV/Visible Spectrometers are based on the proven technology and industry leading performance of the established Lambda platform. These high quality systems provide dependable results and deliver proven robustness and reliability.

     - TurboMatrix(TM) Chromatography Sample Handling systems provide a more efficient means of introducing samples to gas chromatography systems.

     - TotalChrom(TM) 6.2 Chromatography Data Management Software makes compliance with internal and external regulations easier. It also includes TC Publisher(TM), a powerful reporting tool that allows users to generate a variety of reports. The seamless flow of TotalChrom data into the NuGenesis(R) SDMS database provides laboratories with an integrated method of data capture and management.

     - PX 2000 is a revolutionary security product which will employ advanced x-ray generation for the greatest amount of penetration and imaging. Advanced features of the product will allow future growth into technology expansions such as remote maintenance diagnostics, internet transfer of images and data, as well as complete networking of multiple machines across customer facilities.

     - VIS108 is a new generation advanced explosive detection system machine from the newly acquired Vivid Technologies business. This product will provide the highest speed and highest level of explosive detection capability in the airport checked baggage market. Market place directions to inspect 100% of airport checked luggage will necessitate the advanced and economic features of this newly deployed technology.

     - Mobix is a recent entry into the Large Cargo Inspection market place for Detection Systems. This system is capable of inspecting large trucks and cargo containers at points of entry and border crossings. This system has the capacity to detect illegal contraband and monitor the flow of commerce into countries.

  Fluid Sciences

     Our Fluid Sciences business unit provides enabling sealing solutions and advanced fluid containment technologies to the world's leading aerospace, semiconductor, medical implant and power generation equipment manufacturers. Fluid Sciences produces static and dynamic seals and sealing systems; solenoid valves and next-higher-level assembles; bellow devices; advanced pneumatic components, systems and assemblies; and sheetmetal-formed products for market-leading original equipment manufacturers and end users. The SBU also provides durability and fluid testing services to engine and lubricant manufacturers. In 2000, this business unit had sales of $252 million, representing 15% of our total sales.

     Typical applications for the products of our Fluid Sciences business unit are in critical aerospace, semiconductor, medical implant and power generation equipment markets as well as lubricant and fuel testing.

     Principal Products. The principal products of our Fluid Sciences business unit include:

     - Welded metal bellows seals that hold the medication in patient pain reduction implants and welded metal bellows for wafer-process vacuum sealing and linear motion devices.

     - Valves that provide actuation or control on aircraft.

     - Brush seals and flexible, metallic C- and E-Seals(TM)that reduce or eliminate emissions and improve efficiency and fuel consumption in power generation engines.

     - Aircraft engine dynamic and static sealing to enhance engine efficiency and reduce fuel consumption.

     - UHV/UHP static sealing in gas delivery and process chamber systems, and in laser and memory devices.

     - Engine and component durability testing, fuel and lubricant testing, vehicle fleet and fuel system testing.

     New Products.  New product releases include:

     - Belfab(R) Higher-Level-Assemblies for critical semiconductor wafer process equipment.

     - Microplex(TM) Seals and Microprofile(TM) Joints to enhance performance in microturbines used in power generation.

     - Tytan(TM) Seals, second generation ultra-high vacuum seals developed for use in the increasingly harsh environment of semiconductor processing and vacuum equipment.

     - Advanced Brush Seals for difficult sealing applications in power generation and aerospace.

     Brand Names. Our Fluid Sciences business unit offers its products under various brand names, including Belfab(R), Centurion(TM), Pressure Science(TM), Wright Components(TM), Automotive Research(TM), and Missouri Metal Shaping.

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

BACKLOG

     At December 31, 2000, the Company had a backlog in continuing operations of approximately $360 million compared to $400 million at January 2, 2000. The Company includes in backlog only those orders for which it has received a completed purchase order. The Company estimates that more than 95% of its backlog as of December 31, 2000 will be billed during 2001. Certain of these orders are subject to cancellation by the customer with payment of a negotiated charge. Because of the possible changes in delivery schedules, cancellation of orders and potential delays in product shipments, the Company's backlog as of any particular date may not necessarily be representative of actual sales for any succeeding period.

COMPETITION

     Because of the wide range of its products and services, the Company faces many different types of competition and competitors. This affects its ability to sell its products and services and the prices at which such products and services are sold. Competitors range from large foreign and domestic organizations that produce a comprehensive array of goods and services, and which may have greater financial and other resources than the Company, to small concerns producing a small number of goods or services for specialized market segments.

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

     In the Optoelectronics segment, no single competitor competes directly with this segment across its full product range. However, the Company does compete with specialized manufacturing companies in the manufacture and sale of specialty flashtubes and ultraspecialty lighting sources, certain photodetectors and photodiodes, switched power supplies and telecommunications products. Competition is based on price, technological innovation, operational efficiency and product reliability and quality.

     In the Instruments segment, the Company faces a similar situation in that no single competitor competes directly with this segment as a whole. The Company competes with instrument companies that serve particular segments of markets in industrial instrumentation, and imagining detection systems. The Company competes in this segment primarily on the basis of product performance, product reliability, service and price.

     In the Fluid Sciences segment, competition is typically based on product innovation, quality, service and price. In a few markets, competitors are large, diversified engineering, and manufacturing concerns. Most of the Company's competitors, however, are small specialized manufacturing companies offering fewer product lines for narrower market segments. Competition for lubricant testing services is from a few specialized testing companies and some customer-owned laboratories, and is mainly based on quality and price.

     The Company competes primarily on the basis of product performance, technological innovation, service and price.

RESEARCH AND DEVELOPMENT

     During 2000, 1999 and 1998, Company-sponsored research and development expenditures were approximately $86 million, $71 million and $46 million, respectively.

ENVIRONMENTAL COMPLIANCE

     The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period in which the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $8.8 million as of December 31, 2000, representing management's estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to five years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

EMPLOYEES

     As of March 1, 2001, the Company employed approximately 12,500 persons. Certain of the Company's subsidiaries are parties to contracts with labor unions. The Company considers its relations with employees to be satisfactory.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

     Sales and operating profit by segment for the three years ended December 31, 2000 are shown in the table below:

(IN THOUSANDS)                                       2000          1999         1998
--------------                                    ----------    ----------    --------
LIFE SCIENCES
Sales...........................................  $  221,401    $  158,009    $134,635
Operating Profit (Loss).........................      (3,636)       15,768       9,044
OPTOELECTRONICS
Sales...........................................     496,851       447,681     274,506
Operating Profit (Loss).........................      96,931        40,317      (4,133)
INSTRUMENTS
Sales...........................................     725,261       532,128     185,038
Operating Profit (Loss).........................      58,894       (19,323)      6,647
FLUID SCIENCES
Sales...........................................     251,754       225,311     237,537
Operating Profit................................      45,071        31,078       3,887
OTHER
Sales...........................................          --            --      22,666
Operating Profit (Loss).........................     (10,685)       (1,188)    104,279
CONTINUING OPERATIONS
Sales...........................................   1,695,267     1,363,129     854,382
Operating Profit................................     186,575        66,652     119,724

     The Company's Technical Services segment and former Department of Energy segment are presented as discontinued operations and, therefore, are not included in the preceding table. The results for the periods presented include certain acquisition charges, restructuring charges and other nonrecurring items, which are discussed in the Management's Discussion and Analysis section of this document.

     Sales and operating profit by segment for the three years ended December 31, 2000, excluding goodwill and intangibles amortization, acquisition charges, restructuring and nonrecurring items, are shown in the table below:

(IN THOUSANDS)                                       2000          1999         1998
--------------                                    ----------    ----------    --------
LIFE SCIENCES
Sales...........................................  $  221,401    $  158,009    $134,635
Operating Profit................................      39,186        23,959      16,215
OPTOELECTRONICS
Sales...........................................     496,851       447,681     274,506
Operating Profit................................      83,603        58,254      20,383
INSTRUMENTS
Sales...........................................     725,261       532,128     185,038
Operating Profit................................      79,430        45,323      16,202
FLUID SCIENCES
Sales...........................................     251,754       225,311     237,537
Operating Profit................................      47,735        26,978      26,566
OTHER
Sales...........................................          --            --      22,666
Operating Profit (Loss).........................     (13,694)      (10,260)    (14,636)
CONTINUING OPERATIONS
Sales...........................................   1,695,267     1,363,129     854,382
Operating Profit................................     236,260       144,254      64,730

     Additional information relating to the Company's operating segments is as follows:

                                       DEPRECIATION AND
                                     AMORTIZATION EXPENSE             CAPITAL EXPENDITURES
                                 -----------------------------    -----------------------------
(IN THOUSANDS)                    2000       1999       1998       2000       1999       1998
--------------                   -------    -------    -------    -------    -------    -------
Life Sciences..................  $17,719    $ 6,189    $ 5,059    $16,239    $ 7,465    $ 5,415
Optoelectronics................   25,967     34,430     25,615     34,242     21,155     17,256
Instruments....................   23,940     17,292     10,573      8,266      6,555      8,382
Fluid Sciences.................   10,663      7,093      6,042     10,895      4,515     10,325
Other..........................      859      1,111      1,221        956      1,402      3,111
                                 -------    -------    -------    -------    -------    -------
  Continuing operations........  $79,148    $66,115    $48,510    $70,598    $41,092    $44,489
                                 =======    =======    =======    =======    =======    =======
  Discontinued operations......       --    $   841    $ 1,869         --    $ 1,341    $ 2,033
                                            =======    =======               =======    =======

                                                                    TOTAL ASSETS
                                                              ------------------------
                       (IN THOUSANDS)                            2000          1999
                       --------------                         ----------    ----------
Life Sciences...............................................  $  600,168    $  125,025
Optoelectronics.............................................     512,395       448,453
Instruments.................................................     816,916       854,452
Fluid Sciences..............................................     123,096       102,421
Other.......................................................     207,604       184,289
                                                              ----------    ----------
                                                              $2,260,179    $1,714,640
                                                              ==========    ==========

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     The following geographic area information for continuing operations includes sales based on location of external customer and net property, plant and equipment based on physical location:

                                                                 SALES
                                                  ------------------------------------
(IN THOUSANDS)                                       2000          1999         1998
--------------                                    ----------    ----------    --------
U.S. ...........................................  $  797,587    $  661,609    $447,793
United Kingdom..................................     111,676        71,493      47,794
Germany.........................................     102,439        98,787      67,647
Japan...........................................      77,119        73,567      28,306
France..........................................      61,416        50,282      35,329
Italy...........................................      55,563        56,433      17,565
Other Non-U.S. .................................     489,467       350,958     209,948
                                                  ----------    ----------    --------
                                                  $1,695,267    $1,363,129    $854,382
                                                  ==========    ==========    ========

                                                              NET PROPERTY, PLANT AND
                                                                     EQUIPMENT
                                                              ------------------------
(IN THOUSANDS)                                                   2000          1999
--------------                                                ----------    ----------
U.S. .......................................................   $160,732      $133,812
Finland.....................................................     26,356        17,277
Canada......................................................     19,051        14,718
Germany.....................................................     14,137        21,570
United Kingdom..............................................     12,836        13,282
Other Non-U.S. .............................................     41,648        27,375
                                                               --------      --------
                                                               $274,760      $228,034
                                                               ========      ========

     Effectively, all of the sales and net property, plant and equipment of the discontinued operations (consisting of the Technical Services segment and former DOE segment) were U.S. based.

ITEM 2.  PROPERTIES

     As of January 30, 2001 the Company occupied approximately 4,360,000 square feet of building area, of which approximately 1,840,000 square feet is owned by the Company. The balance is leased. The Company's headquarters occupies 53,400 square feet of leased space in Wellesley, Massachusetts. The Company's other operations are conducted in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 14 states and 41 foreign countries.

     Non-U.S. facilities account for approximately 1,580,000 square feet of owned and leased property, or approximately 36% of the Company's total occupied space.

     The Company's real property leases are both short-term and long-term. In management's opinion, the Company's properties are well-maintained and are adequate for its present requirements.

     The following table indicates the approximate square footage of real property owned and leased attributable to each of the Company's operating segments:

                                                              OWNED         LEASED        TOTAL
                                                            (SQ. FEET)    (SQ. FEET)    (SQ. FEET)
                                                            ----------    ----------    ----------
Life Sciences.............................................    464,634       224,480       689,114
Optoelectronics...........................................    661,942       742,798     1,404,740
Instruments...............................................    243,257     1,417,893     1,661,150
Fluid Sciences............................................    468,369        78,460       546,829
Corporate Offices.........................................      4,561        53,400        57,961
                                                            ---------     ---------     ---------
CONTINUING OPERATIONS.....................................  1,842,763     2,517,031     4,359,794
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

     The Company has received notices from the Internal Revenue Service (IRS) asserting deficiencies in federal corporate income taxes for the Company's 1985 to 1994 tax years. The total additional tax proposed by the IRS amounts to $74 million plus interest. The Company has filed petitions in the United States Tax Court to challenge most of the deficiencies asserted by the IRS. The Company believes that it has meritorious legal defenses to those deficiencies and believes that the ultimate outcome of the case will not result in a material impact on the Company's financial position or results of operations.

     The Company and its subsidiary, EG&G Idaho, Inc., were named in 1998 as defendants in a lawsuit pending in the United States District Court for the District of Idaho. Filed by two former employees of EG&G Idaho under the Civil False Claims Act, the suit names as defendants six entities which were formerly, or currently are, prime contractors or subcontractors to the Department of Energy at the Idaho National Engineering and Environmental Laboratory. Plaintiffs allege that the defendants submitted false claims to the government for reimbursement of environmental activities which they knew or should have known had either not been performed or were performed improperly. After several preliminary motions narrowed the scope of the case, discovery is now set to begin. Plaintiffs have yet to quantify the damages they are seeking.

     The Company's subsidiary, EG&G Rocky Flats, Inc. and two other companies were also named as defendants in January 2000 in a civil false claim action pending in the United States District Court for the District of Colorado involving security issues at the Department of Energy's Rocky Flats Plant. The United States Department of Justice has filed a motion seeking to have the case dismissed.

     The Company intends to defend itself vigorously in these matters and believes that their ultimate disposition will not have a material impact on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company as of March 23, 2001. No family relationship exists between any of the officers.

NAME                                                 POSITION                                      AGE
----                                                 --------                                      ---
Gregory L. Summe...................................  Chairman of the Board,                        44
                                                     Chief Executive Officer and President
Robert F. Friel....................................  Senior Vice President                         45
                                                     and Chief Financial Officer
Terrance L. Carlson................................  Senior Vice President,                        48
                                                     General Counsel and Clerk
Richard F. Walsh...................................  Senior Vice President                         48
Robert A. Barrett..................................  Senior Vice President                         57
Patrik O. Dahlen...................................  Senior Vice President                         39
John J. Engel......................................  Senior Vice President                         39
Stephen P. DeFalco.................................  Senior Vice President                         40

     Mr. Summe joined the Company in 1998 as President and Chief Operating Officer, was elected President and Chief Executive Officer in December 1999, and was elected Chairman of the Board in April 1999. Until late 1997, he was President of AlliedSignal's Automotive Products Group. AlliedSignal, Inc., which recently merged with Honeywell and became known as Honeywell International, is a multi-billion multi-product company, which has operations in aerospace, automotive and engineered materials businesses. Prior to being appointed President of AlliedSignal's Automotive Products Group in 1997, Mr. Summe served as President of AlliedSignal's Aerospace Engines from 1995 to 1997 and as President of AlliedSignal's General Aviation Avionics from 1993 to 1995.

     Mr. Friel joined the Company in February 1999 as Senior Vice President and Chief Financial Officer. From 1997 to 1999 he was Corporate Vice President and Treasurer of AlliedSignal, Inc. Prior to that he was Vice President, Finance and Administration of AlliedSignal Engines from 1992 to 1996.

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

     Mr. Dahlen was elected a Vice President of the Company in October 1999 and a Senior Vice President in January 2000. He has served as President of the Life Sciences Strategic Business Unit since September 1999. From April through October 1999, Mr. Dahlen was General Manager of the Reticon division of the Optoelectronics Strategic Business Unit. From September 1995 through April 1999 Mr. Dahlen was Director of Marketing and General Manager of U.S. Diagnostics for the Life Sciences Strategic Business Unit. Mr. Dahlen is a citizen of Finland.

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

     Mr. DeFalco was elected a Senior Vice President in October 2000 and he has served as President of the Instruments Strategic Business Unit since that time. From June 1999 to October 2000, Mr. DeFalco served as Vice President of the Company's Analytical Instruments business unit. From September 1998 to June 1999, Mr. DeFalco served as Vice President of Strategic Planning and Business Development. Prior to 1998, Mr. DeFalco was associated with United Technologies Corporation where he held the positions of Vice President of Strategic Planning at the Company's Carrier Division and Corporate Director of Strategic Planning.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

                                                                 2000 FISCAL QUARTERS
                                                        --------------------------------------
                                                        FIRST     SECOND     THIRD     FOURTH
                                                        ------    ------    -------    -------
High..................................................  $79.25    $68.75    $107.00    $119.50
Low...................................................   39.06     50.00      62.13      89.06

                                                                 1999 FISCAL QUARTERS
                                                        --------------------------------------
                                                        FIRST     SECOND     THIRD     FOURTH
                                                        ------    ------    -------    -------
High..................................................  $30.06    $35.63    $ 39.75    $ 43.81
Low...................................................   25.75     26.75      31.81      36.88

DIVIDENDS

                                                                   2000 FISCAL QUARTERS
                                                          ---------------------------------------
                                                          FIRST     SECOND      THIRD      FOURTH
                                                          -----     ------      -----      ------
Cash Dividends Per Common Share.........................  $.14       $.14       $.14        $.14

                                                                   1999 FISCAL QUARTERS
                                                          ---------------------------------------
                                                          FIRST     SECOND      THIRD      FOURTH
                                                          -----     ------      -----      ------
Cash Dividends Per Common Share.........................  $.14       $.14       $.14        $.14

     The Company's common stock is listed and traded on the New York Stock Exchange. The number of holders of record of the Company's common stock as of March 21, 2001 was approximately 7,900.

     During fiscal 2000, the Company's Board of Directors declared four regular quarterly cash dividends of 14 cents per share, each resulting in an annual rate of 56 cents per share.

     On January 30, 2001, the Company announced its intention to effect a two for one split of its common stock. The proposed split is subject to the approval of the Company's shareholders at its Annual Meeting on April 24, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 2000

(IN THOUSANDS WHERE APPLICABLE)                     2000          1999          1998         1997        1996
-------------------------------                  ----------    ----------    ----------    --------    --------
OPERATIONS:
Sales..........................................  $1,695,267    $1,363,129    $  854,382    $927,482    $928,287
Operating income from continuing operations....     186,575        66,652       119,724      27,019      56,265
Income from continuing operations..............      86,067        28,371        79,001       9,562      34,264
Income from discontinued operations, net of
  income taxes.................................          --        15,665        23,001      24,130      25,892
Gain on disposition of discontinued operations,
  net of income taxes..........................       4,453       110,280            --          --          --
Net income.....................................      90,520       154,316       102,002      33,692      60,156
Basic earnings per share:
  Continuing operations........................        1.75           .62          1.74         .21         .72
  Discontinued operations......................         .09          2.77           .51         .53         .55
  Net income...................................         .84          3.39          2.25         .74        1.27
Diluted earnings per share:
  Continuing operations........................        1.68           .61          1.72         .21         .72
  Discontinued operations......................         .09          2.70           .50         .53         .55
  Net income...................................        1.77          3.31          2.22         .74        1.27
Weighted-average common shares outstanding:
  Basic........................................      49,106        45,522        45,322      45,757      47,298
  Diluted......................................      51,139        46,569        45,884      45,898      47,472
FINANCIAL POSITION:
Total assets...................................  $2,260,179    $1,714,640    $1,138,778    $777,737    $774,761
Short-term debt................................     186,206       382,162       157,888      46,167      21,499
Long-term debt.................................     583,337       114,855       129,835     114,863     115,104
Long-term liabilities..........................     230,854       196,511       124,799      95,940      76,087
Stockholders' equity...........................     728,389       550,776       399,667     328,388     365,106
Total debt/total capital.......................          51%           47%           42%         33%         27%
Common shares outstanding......................      50,001        46,366        44,746      45,333      46,309
CASH FLOWS:
Cash flows from continuing operations..........  $  145,548    $  108,768    $   40,853    $ 11,405    $ 48,291
Cash flows from discontinued operations........          --         7,061        28,702      23,433      31,867
Cash flows from operating activities...........     145,548       115,829        69,555      34,838      80,158
Depreciation and amortization..................      79,148        66,115        48,510      42,698      38,861
Capital expenditures...........................      70,598        41,092        44,489      47,642      78,796
Purchases of common stock......................      10,589           970        41,217      28,104      30,760
Cash dividends per common share................         .56           .56           .56         .56         .56

---------------
Note: The information presented above includes in-process research and development charges, revaluation of acquired inventory, gains, restructuring and other nonrecurring items discussed in greater detail within Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     Fiscal 2000 represented the third year of the Company's transformation into a global, high technology leader. During 2000, the Company continued its focus on shifting the portfolio of businesses to higher growth potential. The Company completed several acquisitions and divestitures including:

     - acquisition of NEN Life Sciences

     - acquisition of Vivid Technologies

     - divestiture of Berthold business

     - divestiture of Judson business

     - divestiture of IC Sensors business

     These transactions resulted in gains from divestitures, acquisition-related charges and restructuring charges. The table presented below reconciles the reported results of the Company in the accompanying financial statements to the financial results before nonrecurring items. On this adjusted basis, EPS increased 22% during 2000 to $2.08 versus $1.70 in 1999. Excluding results of discontinued operations, 2000 adjusted EPS was $2.08 versus $1.36 in 1999, representing an increase of 53%. Cash EPS increased 26% to $2.65 in 2000 versus $2.11 in 1999.

                                                              2000      1999
                                                              -----    ------
Diluted EPS, as reported....................................  $1.77    $ 3.31
Gains on dispositions.......................................   (.56)    (2.63)
Acquisition and divestiture related charges.................    .77       .51
Restructuring-related and other.............................    .10       .51
                                                              -----    ------
"Adjusted" EPS..............................................   2.08      1.70
Goodwill and intangibles amortization.......................    .57       .41
                                                              -----    ------
"Cash" EPS..................................................  $2.65    $ 2.11
                                                              =====    ======

ACQUISITIONS AND DIVESTITURES

     On January 14, 2000, the Company completed its acquisition of Vivid Technologies, Inc. (Vivid) for an aggregate purchase price of approximately $67 million. The transaction was a stock merger whereby the shareholders of Vivid received one share of the Company's common stock for each 6.2 shares of Vivid common stock; approximately 1.6 million shares were issued in connection with the acquisition. Vivid, which is a leading supplier of automated explosive detection systems utilized in airports and high-security facilities worldwide, generated sales of $21 million for the twelve months ended September 30, 1999. Vivid's operations, included in the consolidated results of the Company from the date of acquisition, are reported in the Instruments segment. The acquisition was accounted for as a purchase under Accounting Principles Board (APB) Opinion No. 16, and the Company allocated the purchase price of Vivid based on the fair values of the net assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included approximately $8.1 million for acquired in-process research and development (R&D) for projects that had not reached technological feasibility as of the acquisition date and for which no alternative use existed. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects; these costs were expensed in the first quarter of 2000. Other acquired intangible assets totaling $6.4 million included the fair value of developed technology. These intangible assets are being amortized over their estimated useful life of 10 years. Goodwill of $24.1 million resulting from the acquisition of Vivid is being amortized over 25 years.

     On July 31, 2000, the Company completed its acquisition of NEN Life Sciences, Inc. (NEN), a provider of state-of-the-art drug discovery products, services, reagents and technologies to the life sciences industry.

The Company purchased NEN from an investor group led by Genstar Capital LLC for an aggregate purchase price of approximately $400 million. In connection with the acquisition, the Company paid approximately $350 million in cash and issued warrants to purchase approximately 300,000 shares of the Company's common stock in exchange for all of the outstanding shares, options and warrants of NEN. In addition, the Company repaid approximately $50 million of outstanding indebtedness of NEN. The Company financed the acquisition and repayment of the outstanding indebtedness with $410 million of commercial paper borrowings with a weighted-average interest rate of 7%. These short-term borrowings were repaid in early August with proceeds from the issuance of long-term convertible debentures.

     NEN's operations, included in the consolidated results of the Company from the date of acquisition, are reported in the Life Sciences segment. The acquisition was accounted for as a purchase under APB Opinion No.16, and the Company allocated the purchase price of NEN based on the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price has not yet been finalized, however, the Company does not expect material changes. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included approximately $24.3 million for acquired in-process R&D for projects that had not reached technological feasibility as of the acquisition date and for which no alternative use existed. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects; these costs were expensed in the third quarter of 2000. Other acquired intangible assets totaling $75.9 million included the fair value of trade names, trademarks, patents and developed technology. Goodwill of $270.8 million resulting from the acquisition of NEN is being amortized over 20 years. Approximately $4 million has been recorded as accrued restructuring costs in connection with the acquisition of NEN. The restructuring plans include initiatives to integrate the operations of the Company and NEN, and to reduce overhead. The primary components of these plans relate to employment costs, consolidation of certain facilities, and the termination of certain leases and other contractual obligations. Management is in the process of developing its restructuring plans related to NEN, and accordingly, the amounts recorded are based on management's current estimate of these costs. The Company will finalize these plans during 2001, and the majority of the restructuring actions are expected to occur during 2001.

     On May 28, 1999, the Company completed its acquisition of the Analytical Instruments Division (AI) of PE Corp. for an aggregate purchase price of approximately $425 million, plus acquisition costs. In addition, under the terms of the Purchase Agreement dated March 8, 1999 between the Company and PE Corp. (the "Purchase Agreement"), the Company assumed German and other pension liabilities of approximately $65 million. These pension liabilities were historically funded on a pay-as-you go basis, and the funding going-forward is expected to remain consistent. The acquisition was accounted for as a purchase under APB Opinion No. 16 and the Company allocated the purchase price of AI based on the fair values of the net assets acquired and liabilities assumed. AI produces high-quality analytical testing instruments and consumables, and generated 1998 fiscal year sales of $569 million. AI's operations are reported in the Company's Instruments segment. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included approximately $23 million for acquired in-process R&D. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of the acquisition of AI, the development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative future uses. Accordingly, these costs were expensed in the second quarter of 1999. Other acquired intangibles totaling $163.8 million included the fair value of trade names, trademarks, patents and developed technology. These intangibles are being amortized over their respective estimated useful lives ranging from 10-40 years. Goodwill resulting from the acquisition of AI is being amortized over 40 years. Approximately $28 million was recorded as accrued restructuring charges in connection with the acquisition of AI. The restructuring plans include initiatives to integrate the operations of the Company and of AI, and reduce overhead. The primary components of these plans relate to: (a) employee termination benefits and related costs for approximately 20% of the acquired workforce of approximately 3,000 employees; (b) consolidation or shutdown of certain operational facilities worldwide and (c) termination of certain leases and other contractual obligations.

     During the second quarter of 2000, the Company finalized its restructuring plan for AI. Based on continued aggressive actions by the Company to improve the cost structure of the acquired business, and increased costs related primarily to employment integration, the Company adjusted its original estimate of restructuring costs in connection with purchase accounting. The majority of the remaining restructuring actions are expected to occur through fiscal 2001.

     On December 16, 1998, the Company acquired substantially all of the outstanding common stock and options of Lumen Technologies, Inc. (Lumen), a maker of high-technology specialty light sources. The purchase price of approximately $253 million, which included $75 million of assumed debt, was funded with existing cash and commercial paper borrowings. The acquisition was accounted for as a purchase under APB Opinion No. 16, and the Company allocated the purchase price of Lumen based on the fair values of the assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing proven valuation procedures and techniques. These intangible assets included approximately $2.3 million for acquired in-process R&D for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative future uses. Accordingly, these costs were expensed in the fourth quarter of 1998. Acquired intangibles totaling $11.8 million included the fair value of trade names, trademarks and patents. These intangibles are being amortized over their estimated useful life of 10 years. Goodwill resulting from the Lumen acquisition is being amortized over 30 years. Approximately $5 million was recorded as accrued restructuring charges in connection with the acquisition. The restructuring plans included initiatives to integrate the operations of the Company and Lumen, and to reduce overhead. The primary components of these plans related to: (a) transfer of certain manufacturing activities to lower-cost facilities, (b) integration of the sales and marketing organization and (c) termination of certain contractual obligations. The restructuring actions have been completed.

     During the first quarter of 2000, the Company sold its micromachined sensors and specialty semiconductor businesses for cash of $24.3 million, resulting in a pre-tax gain of $6.7 million. Combined financial results of the divested businesses for 2000 and 1999 were not material to the consolidated results of the Company. During the third quarter of 2000, the Company recorded pre-tax gains totaling $3.1 million from an insurance settlement and disposition of a building.

     During the fourth quarter of 2000, the Company sold its Berthold business at a pre-tax gain of $10 million. The Company has deferred gain recognition of approximately $11.9 million of sales proceeds from this divestiture in connection with certain contingencies related to the sale. Revenues for 2000 and 1999 for the divested business were $30 million and $38 million, respectively. Also during the fourth quarter of 2000, the Company recorded a pre-tax gain of $16 million from the sale of a building.

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

     In April 1998, the Company sold its Sealol Industrial Seals division for cash of $100 million, resulting in a pre-tax gain of $58.3 million. The after-tax gain of this divestiture was $42.6 million. Sealol's 1998 sales prior to the disposition were $23 million, and its operating income was $2.1 million. In January 1998, the Company sold its Rotron division for $103 million in cash, resulting in a pre-tax gain of $64.4 million. During the first quarter of 1998, the Company also sold a small product line for $4 million in cash, resulting in a pre-tax gain of $3.1 million. The after-tax gain of these divestitures was $45.2 million in 1998. During 2000 and 1999, in connection with the 1998 dispositions of the Company's Rotron and Sealol Industrial Seals divisions, the

Company recognized approximately $3.7 million and $13.2 million respectively, of pre-tax gains from the previously deferred sales proceeds as a result of the favorable resolution of certain events and contingencies.

     All of the gains described above are reported on the "Gains on Dispositions" line in the consolidated income statements.

DISCUSSION OF CONSOLIDATED RESULTS OF OPERATIONS -- 2000 COMPARED TO 1999

     Revenues for 2000 were $1,695 million, increasing $332 million, or 24%, versus revenues of $1,363 million in 1999. Organic growth for 2000 was 11%, which the Company defines as growth in historical businesses plus growth in acquired businesses assuming they were owned in prior periods, reduced for the effects of exited businesses and foreign exchange. Revenues by segment during 2000 versus 1999 are discussed in further detail below under the caption "Segment Results of Operations."

     Due to the number of changes in the portfolio of businesses, the table presented below reconciles reported net income to net income before nonrecurring items and goodwill and intangibles amortization.

(IN THOUSANDS)                                                  2000        1999
--------------                                                --------    --------
Adjusted Income from Continuing Operations..................  $236,260    $144,254
Other Expense, Net..........................................   (42,983)    (25,254)
Adjusted Income from Continuing Operations Before Income
  Taxes.....................................................   193,277     119,000
Continuing Operations Nonrecurring Items:
  Acquisition-Related Charges...............................   (39,728)    (32,857)
  Gains on Dispositions.....................................    34,951      19,022
  Restructuring Charges, net................................    (3,209)    (29,520)
  Other Nonrecurring Items, net.............................    (5,431)     (5,228)
                                                              --------    --------
  Net Nonrecurring Items....................................   (13,417)    (48,583)
Goodwill and Intangibles Amortization.......................   (35,371)    (25,547)
                                                              --------    --------
Income From Continuing Operations Before Income Taxes.......   144,489      44,870
Provision for Income Taxes..................................   (58,422)    (16,499)
                                                              --------    --------
Income from Continuing Operations...........................    86,067      28,371
Gain/Income from Discontinued Operations, Net of Income
  Taxes.....................................................     4,453     125,945
                                                              --------    --------
Net Income..................................................  $ 90,520    $154,316
                                                              ========    ========

     Adjusted operating income before goodwill and intangibles amortization, gains, acquisition charges, restructuring and other nonrecurring items was $236.3 million in 2000 versus $144.3 million in 1999, representing an increase of $92 million, or 64%, during 2000. This increase during 2000 was due to higher revenues discussed above, the benefits of restructuring and productivity initiatives, and the favorable shift of the portfolio to higher margin businesses through acquisitions and divestitures completed during 2000.

SEGMENT RESULTS OF OPERATIONS

     The Company's businesses are reported as four segments, reflecting the Company's management methodology and structure. The Company's Technical Services segment has been classified as discontinued operations due to its divestiture during 1999. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. The Company evaluates performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for 2000 versus 1999 and 1999 versus 1998.

  Life Sciences

     2000 Compared to 1999

     Sales of $221.4 million for 2000 increased $63.4 million, or 40%, versus 1999. Organic revenue growth for 2000 was 18%. Higher volumes from high throughput screening, drug discovery applications, revenues from new products, and the inclusion of revenues from NEN Life Sciences acquired in August 2000, were the primary drivers of the increase in 2000 versus 1999.

     Purchase accounting and restructuring charges contributed to a reported operating loss of $3.6 million for 2000 versus reported operating income of $15.8 million in 1999. The 2000 operating loss included goodwill and intangibles amortization of $9.3 million and certain acquisition related charges and other nonrecurring items including a $24.3 million charge for acquired in-process R&D; a $1.8 million charge for the revaluation of acquired inventory; $3.9 million of net restructuring charges and $3.5 million of other acquisition-related charges. The 1999 operating profit included goodwill and intangibles amortization of $2.4 million and net restructuring charges of $5.8 million. Operating profit before goodwill and intangibles amortization and nonrecurring items for 2000 was $39.2 million, representing an increase of $15.2 million, or 63%, versus 1999. Higher revenues discussed above, particularly sales of higher-margin new products, and revenues from the NEN acquisition contributed to the increase in operating profit before goodwill and intangibles amortization and nonrecurring items in 2000 versus 1999.

     1999 Compared to 1998

     Sales of $158 million for 1999 increased $23.4 million versus 1998. Adjusting for the impact of the stronger dollar, revenue growth during 1999 was 17%. Higher volumes from continued strength in the high throughput screening and genetic disease screening markets, and revenues from new products were the primary contributors to this increase during 1999.

     Reported operating profit was $15.8 million during 1999 versus $9 million in 1998, representing an increase of $6.8 million, or 76%. 1999 operating profit included net restructuring charges of $5.8 million. Excluding nonrecurring items in 1999 and 1998, operating profit increased $7.9 million during 1999 to $21.6 million, representing a 58% increase versus 1998. Higher sales discussed above and increased gross margins across most businesses, driven primarily by higher-margin new products sold in 1999, were the primary contributors for the overall 1999 increase compared to 1998.

  Optoelectronics

     2000 Compared to 1999

     Sales for 2000 were $496.9 million versus $447.7 million in 1999, representing an increase of $49.2 million, or 11%. Organic revenue growth for 2000 was 22%. Strong revenue growth across all businesses contributed to this increase in 2000 versus 1999.

     Reported operating profit increased $56.6 million in 2000 to $96.9 million versus $40.3 million in 1999, representing a 140% increase. The 2000 operating profit included goodwill and intangibles amortization of $8.1 million and certain nonrecurring items: gains on dispositions of $23.4 million; restructuring credits of $9.9 million; restructuring charges of $10 million and restructuring-related charges of $1.9 million related to the shift by the Company to lower-cost manufacturing areas. The 1999 operating profit included goodwill and intangibles amortization of $9.5 million and certain nonrecurring items: net restructuring charges of $5.5 million and an asset impairment charge of $3 million. Operating profit before goodwill and intangibles amortization and nonrecurring items for 2000 was $83.6 million, increasing $25.3 million, or 43%, versus 1999. The increase in 2000 was due primarily to higher revenues discussed above, the sale of higher-margin new products and the continued benefits of Six Sigma and other manufacturing initiatives.

     1999 Compared to 1998

     Sales for 1999 were $447.7 million, compared to 1998 sales of $274.5 million, representing an increase of $173.2 million, or 63%. Revenue from the acquired specialty lighting business and strong organic growth was partially offset by weakness in the sensors business and exited businesses.

     Reported operating profit for 1999 was $40.3 million versus an operating loss of $4.1 million in 1998. The 1999 operating income included net restructuring charges of $5.5 million and an asset impairment charge of $3 million. Excluding nonrecurring items, operating profit in 1999 and 1998 was $48.8 million and $18.5 million, respectively, representing an increase of $30.3 million, or 164%. The 1999 increase was primarily due to higher revenues discussed above, higher margin new products, the Company's exit from unprofitable businesses and the shift by the Company to lower-cost manufacturing areas.

  Instruments

     2000 Compared to 1999

     Sales for 2000 were $725.3 million, increasing $193.1 million, or 36%, versus 1999. Organic revenue growth in 2000 was basically flat. The increase in reported 2000 revenues versus 1999 was due primarily to the inclusion of the AI business for a full year, partially offset by the company's sale of its Berthold business in the fourth quarter, the effects of a stronger dollar in 2000 and some softness in the aviation security market.

     Reported operating profit for 2000 was $58.9 million versus an operating loss in 1999 of $19.3 million. The 2000 operating profit included goodwill and intangibles amortization of $15.5 million and certain acquisition charges and restructuring-related charges and other nonrecurring items: $8.1 million charge for acquired in-process R&D; $1.1 million charge for the revaluation of acquired inventory; $11.3 million of gains on dispositions; $2.2 million of divestiture-related charges; $1.4 million of acquisition-related charges and $3.5 million of other restructuring-related items. The 1999 operating profit included goodwill and intangibles amortization of $11 million, certain acquisition-related charges and other nonrecurring items: $23 million charge for acquired in-process R&D; $15 million asset impairment charge; $9.8 million charge for the revaluation of acquired inventory and restructuring-related and other charges of $5.8 million.

     For 2000, operating profit before goodwill and intangibles amortization and nonrecurring items was $79.4 million versus $45.3 million in 1999, representing an increase of $34.1 million, or 75%. The increase is due primarily to the inclusion of the Vivid and AI acquisitions for a full year in 2000, improvements in manufacturing cost structure and benefits from restructuring actions.

     1999 Compared to 1998

     Sales for 1999 and 1998 were $532.1 million and $185 million, respectively, increasing $347.1 million, or 188%, during 1999 compared to 1998. 1999 revenues from acquisitions and higher security revenues during 1999 offset the effects of divestitures and lower revenues in certain base businesses, primarily automotive, compared to 1998.

     AI acquisition purchase accounting charges and certain nonrecurring items during 1999 contributed to a reported operating loss of $19.3 million versus operating income of $6.6 million in 1998. The 1999 operating loss included the following: $23 million charge related to acquired in-process research and development; a $9.8 million charge related to the revaluation of acquired inventory; net restructuring charges of $1.4 million; an asset impairment charge of $15 million and other repositioning costs of $4.4 million. Excluding nonrecurring items in 1999 and 1998, operating profit in 1999 increased $19.8 million, or 136%, to $34.3 million compared to 1998. Operating profit from the acquired AI and Lumen photolithography businesses were partially offset by the effects of depressed market conditions in the security and automotive businesses during most of 1999.

  Fluid Sciences

     2000 Compared to 1999

     Sales for 2000 increased $26.5 million to $251.8 million, a 12% increase versus 1999. Organic revenue growth was 25% in 2000. Strong volume in the semiconductor and power generation markets was the primary contributor to the increase in 2000.

     Reported operating profit for 2000 was $45.1 million, up $14 million, or 45%, versus 1999. The 2000 operating profit included goodwill and intangibles amortization of $2.5 million and certain nonrecurring items: gains on disposition of $2.7 million and restructuring charges of $2.4 million. The 1999 operating profit included goodwill and intangibles amortization of $2.7 million; $4.6 million of gains on dispositions and a net restructuring credit of $2.2 million. Operating profit before goodwill and intangibles amortization and nonrecurring items for 2000 was $47.7 million, increasing $20.7 million, or 77% versus 1999. Higher revenues discussed above and the benefits of lean manufacturing initiatives were the primary contributors to the increase in 2000.

     1999 Compared to 1998

     During the third quarter of 1999, the Company's business segment previously referred to as Engineered Products was renamed Fluid Sciences.

     Sales for 1999 were $225.3 million compared to $237.5 million in 1998, representing a $12.2 million, or 5%, decrease. Recovery in the semiconductor industry and continued growth in the power generation businesses was offset by continued weakness in the aerospace markets and the absence of revenues from businesses exited by the Company during 1998, primarily certain sheet metal fabrication operations.

     Reported 1999 operating profit increased $27.2 million to $31.1 million compared to $3.9 million in 1998. The 1999 operating income included gains on dispositions of $4.6 million and a net restructuring credit of $2.2 million. Excluding 1999 and 1998 nonrecurring items, 1999 operating profit was $24.3 million versus $25.2 million in 1998. Higher sales discussed above and higher gross margins due to Six Sigma and restructuring initiatives were offset by continued weakness in the aerospace markets and the absence of revenues from businesses exited by the Company during 1998.

CONSOLIDATED RESULTS -- RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     The Company developed restructuring plans during 1998 to integrate and consolidate its businesses and recorded restructuring charges in the first and second quarters of 1998, which are discussed separately below.

     During the first quarter of 1998, management developed a plan to restructure certain businesses. The plan resulted in pre-tax restructuring charges totaling $30.5 million. As discussed in Note 3, the principal actions in the restructuring plan included close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower-cost geographic locations, disposal of underutilized assets, withdrawal from certain product lines and general cost reductions.

     During the second quarter of 1998, the Company expanded its continuing effort to restructure certain businesses to further improve performance. The plan resulted in additional pre-tax restructuring charges of $19.5 million. As discussed in Note 3, the principal actions in this restructuring plan included the integration of operating divisions into five strategic business units
(SBUs), close-down or consolidation of a number of production facilities and general cost reductions. The Technical Services segment was subsequently sold during the third quarter of 1999.

     The following table summarizes the current year restructuring activity related to the 1998 plans:

(IN MILLIONS)
-------------
Accrued restructuring costs at beginning of period..........  $ 6.4
Reversals...................................................   (6.3)
Charges/Writeoffs...........................................    (.1)
                                                              -----
Accrued restructuring costs at end of period................  $  --
                                                              -----

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

     During the third quarter of 1999, due to the substantial completion of the actions of the 1998 restructuring plans, the Company reevaluated its 1998 restructuring plans. As a result of this review, costs associated with the previously planned shutdown of two businesses were no longer required due to actions taken to improve performance. As a result of these developments, the Company recognized a restructuring credit of $12 million during the third quarter of 1999, which primarily affected the Fluid Sciences and Optoelectronics segments. The $12 million credit is reflected in "Restructuring Charges, Net" in the consolidated income statements.

     During the second quarter of 2000, the Company recognized a restructuring credit of $6 million related to its 1998 restructuring plans. This resulted from the Company's strategic review during the second quarter of 2000 of its portfolio of businesses, actions taken to improve performance at costs lower than originally estimated, and the sale of certain businesses included in the restructuring plans.

     The acquisitions by the Company discussed in Note 2 and the Company's divestiture during the third quarter of 1999 of its Technical Services segment (exiting government services) were strategic milestones in the Company's transition to a commercial high technology company. Consistent with the strategic direction of the Company and concurrent with the reevaluation of existing restructuring plans during the third quarter of 1999, the Company developed additional plans during the third quarter of 1999 to restructure certain businesses to continue to improve the Company's performance.

     These plans resulted in a pre-tax restructuring charge of $23.5 million recorded in the third quarter of 1999. As discussed in Note 3, the principal actions in these restructuring plans include close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower-cost geographic locations, disposal of underutilized assets, withdrawal from certain product lines and general cost reductions. The restructuring plans are expected to result in the elimination of approximately 400 positions, primarily in the manufacturing and sales categories. The major components of the restructuring charge were $13.6 million of employee separation costs to restructure the worldwide organization, including the sales and manufacturing focus, $2.3 million of noncash charges to dispose of certain product lines and assets through sale or abandonment and $7.6 million of charges to terminate lease and other contractual obligations no longer required as a result of the restructuring plans. The charges do not include additional costs associated with the restructuring plans, such as training, consulting, purchase of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred.

     The following table summarizes the current year restructuring activity related to the 1999 plan:

(IN MILLIONS)
-------------
Accrued restructuring costs at beginning of period........    $ 20.8
Provisions................................................       2.4
Reversals.................................................      (4.9)
Charges/Writeoffs.........................................     (12.4)
                                                              ------
Accrued restructuring costs at end of period..............    $  5.9
                                                              ------

     During the fourth quarter of 2000, the Company reevaluated its 1999 restructuring plan due to the substantial completion of the respective actions and the continuing transformation of the portfolio of businesses during 2000. This resulted in the reversal of $4.9 million of remaining reserves from the 1999 plan and the recording of a pre-tax restructuring charge of $15.1 million for actions to be completed in 2001 (the "2000 plan"). These charges related to the Company's Life Sciences and Optoelectronics segments. The principal actions in the restructuring actions included close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower cost geographic locations, disposal of unutilized assets and general cost reductions. The restructuring charges were broken down as follows by operating segment: The Life Sciences' principal actions are associated with rationalization of its distribution network and overall facility consolidation. The Optoelectronics' principal actions are associated with its Lighting and Imaging businesses and relate to the shift of certain manufacturing to low cost geographic areas, facility consolidation and general cost reductions.

     The following table summarizes activity related to the 2000 plan:

                                                                         TERMINATION
                                                          DISPOSAL        OF LEASES
                                           EMPLOYEE      OF CERTAIN       AND OTHER
                                          SEPARATION    PRODUCT LINES    CONTRACTUAL
(IN MILLIONS)                               COSTS        AND ASSETS      OBLIGATIONS    TOTAL
-------------                             ----------    -------------    -----------    -----
Life Sciences...........................    $ 2.9           $ .1            $2.1        $ 5.1
Optoelectronics.........................      7.2            2.8              --         10.0
                                            -----           ----            ----        -----
Total restructuring charges.............     10.1            2.9             2.1         15.1
Amounts during 2000.....................       --             --              --           --
                                            -----           ----            ----        -----
Accrued restructuring costs at December
  31, 2000..............................    $10.1           $2.9            $2.1        $15.1

     During the second quarter of 2000, the Company finalized its original estimates of the goodwill and restructuring plans related to the acquired AI business. As a result of strategic review of the acquired business, continued aggressive actions by the Company to improve the cost structure of the acquired business, and increased costs related primarily to employment integration, the Company adjusted its original estimate of restructuring costs recorded at the acquisition date in connection with purchase accounting.

     Approximately $4 million was recorded as accrued restructuring costs in connection with the NEN acquisition in the third quarter of 2000.

     The following table summarizes the current year restructuring activity related to the Lumen, AI, and NEN acquisitions:

(IN MILLIONS)
-------------
Accrued restructuring costs at beginning of period..........  $14.1
Provisions, through purchase accounting, net................   28.0
Charges/Writeoffs...........................................   (9.8)
                                                              -----
Accrued restructuring costs at end of period................  $32.3

     There are no accrued restructuring costs related to Lumen at December 31, 2000 as all respective actions were completed during 2000. Cash outlays during 2000 were approximately $33 million for all of these plans.

The Company expects to incur approximately $30 to $35 million of cash outlays in connection with these plans throughout fiscal 2001. These funds will come from operating cash flows or borrowings from existing credit facilities. The majority of the actions remaining are expected to occur during 2001. The estimated full year's pre-tax savings under the restructuring plans, due primarily to lower depreciation and lower employment costs, when the plans are fully implemented are anticipated to be approximately $30 to $35 million, or $.39 to $.45 per share.

DISCONTINUED OPERATIONS

     On August 20, 1999, the Company sold the assets of its Technical Services segment, including the outstanding capital stock of EG&G Defense Materials, Inc., a subsidiary of the Company, to EG&G Technical Services, Inc., an affiliate of The Carlyle Group LP (the "Buyer"), for approximately $250 million in cash and the assumption by the Buyer of certain liabilities of the Technical Services segment. Details of the transaction are discussed in Note 7 to the accompanying consolidated financial statements.

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

OTHER EXPENSE

  2000 Compared to 1999

     Other expense, net, was $42.1 million in 2000 versus $21.8 million in 1999. This net increase in other expense was due primarily to the higher interest expense on increased debt levels resulting from acquisitions.

  1999 Compared to 1998

     Other expense, net, was $21.8 million in 1999 versus $1.4 million in 1998. This net increase in other expense was due primarily to the impact of higher interest expense on increased debt levels, at higher 1999 short-term rates, resulting from acquisitions. Included in 1999 other expense was $2.2 million of income received by the Company related to the demutualization of a life insurance company in which the Company is a policyholder.

INCOME TAX PROVISION

     The provision for income taxes on pre-tax income from continuing operations for 2000 and 1999 was $58.4 million and $16.5 million, respectively. Reported income tax expense as a percent of pre-tax income for 2000 and 1999 was 40.4% and 36.8%, respectively, due, in part, to the income tax effect on nonrecurring items. Excluding the nonrecurring items and related tax effects, the effective tax rate was 32.5% in 2000 and 32% in 1999.

FINANCIAL CONDITION

     Short-term debt at December 31, 2000 was $186 million and was comprised primarily of commercial paper borrowings. The weighted-average interest rate on the commercial paper borrowings, which had maturities of 60 days or less, was 6.7%.

     Short-term debt at January 2, 2000 was $382 million and included one-year promissory notes of $150 million issued to PE Corp. at an interest rate of 5%, money market loans of $85 million and commercial paper borrowings of $140 million.

     In March 2001, the Company's $300 million revolving credit facility was refinanced and will expire in March 2002 and the Company also refinanced an additional $100 million revolving credit facility which expires in March 2006. These agreements, which serve as backup facilities for the commercial paper borrowings, have no significant commitment fees. There were no amounts outstanding under these lines at January 2, 2000 or December 31, 2000.

     At December 31, 2000 and January 2, 2000, long-term debt was $583.3 million and $114.9 million, respectively, and included $115 million of unsecured ten-year notes issued in October 1995 at an interest rate of 6.8%, which mature in 2005. The carrying amount approximated the estimated fair value at December 31, 2000, based on a quoted market price.

     In August 2000, the Company sold zero coupon senior convertible debentures with an aggregate purchase price of $460 million. The Company used the offering's net proceeds of approximately $448 million to repay a portion of its commercial paper borrowings, which had been increased temporarily to finance the NEN acquisition. Deferred issuance costs of $12 million were recorded as a noncurrent asset and are being amortized over three years. The debentures, which were offered by a prospectus supplement pursuant to the Company's effective shelf registration statement, are due August 2020, and were priced with a yield to maturity of 3.5%. At maturity, the Company will repay $921 million, comprised of $460 million of original purchase price plus accrued interest. The Company may redeem some or all of the debentures at any time on or after August 7, 2003 at a redemption price equal to the issue price plus accrued original issue discount through the redemption date. Holders of the debentures may require the Company to repurchase some or all of the debentures in August 2003 and August 2010, or at any time when there is a change in control of the Company, as is customary and ordinary for debentures of this nature, at a repurchase price equal to the initial price to the public plus accrued original issue discount through the date of the repurchase. The debentures are currently convertible into 5.4 million shares of the Company's common stock at approximately $85 per share.

     In connection with the completion of the NEN acquisition on July 31, 2000, the Company paid approximately $350 million in cash and issued warrants to purchase approximately 300,000 shares of the Company's common stock in exchange for all of the outstanding shares, options and warrants of NEN. In addition, the Company repaid approximately $50 million of outstanding indebtedness of NEN. The Company financed the acquisition and repayment of the outstanding indebtedness with $410 million of commercial paper borrowings with a weighted-average interest rate of 7%. These short-term borrowings were repaid in August 2000 with proceeds from the issuance of long-term convertible debentures, as discussed above.

     Cash and cash equivalents decreased by $1.1 million and were $125.6 million at the end of fiscal 2000. Net cash provided by operating activities for 2000 was $145.5 million. This was comprised of net income before depreciation, amortization and other noncash items, net, of $212 million, partially offset by gains on dispositions and sales of investments, net, of $39.6 million and a $26.9 million net change in certain assets and liabilities and other items during 2000. The primary components of this net change included a $4.3 million increase in accounts receivable, a $23.4 million increase in inventory and $33 million of cash outlays associated with restructuring activities. The increase in inventory is due primarily to the inclusion of Vivid and NEN, both acquired in 2000. Capital expenditures were $70.6 million in 2000. The Company estimates that fiscal 2001 capital expenditures will be approximately $65 to $70 million.

     During 2000 and 1999, the Company purchased 198 thousand and 20 thousand shares, respectively, of its common stock through periodic purchases on the open market at a cost of $10.5 million and $0.9 million, respectively. As of December 31, 2000 the Company had authorization to purchase 5.7 million additional shares.

     The Company has relatively limited involvement with derivative financial instruments and uses forward contracts to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. The contracts generally have maturities that do not exceed one month and have no cash requirements until maturity. Credit risk and market risk are minimal because the contracts are with large banks and gains and losses are offset against foreign exchange gains and losses on the underlying hedged transactions. The notional amount of outstanding forward contracts was approximately $190 million as of December 31, 2000.

DIVIDENDS

     During fiscal 2000, the Company's Board of Directors declared four regular quarterly cash dividends of 14 cents per share, each resulting in an annual rate of 56 cents per share.

STOCK SPLIT

     On January 30, 2001, the Company announced its intention to effect a two for one split of its common stock. The proposed split is subject to the approval of the Company's shareholders at its Annual Meeting on April 24, 2001.

ENVIRONMENTAL

     The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $8.8 million as of December 31, 2000, representing management's estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to five years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

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

     The following important factors affect our business and operations generally or affect multiple segments of our business and operations:

     OUR OPERATING RESULTS COULD BE HARMED IF THE INDUSTRIES INTO WHICH WE SELL OUR PRODUCTS ARE IN DOWNWARD CYCLES.

          Some of the industries and markets into which we sell our products are cyclical. Industry downturns often are characterized by reduced product demand, excess manufacturing capacity and erosion of average selling prices. Any significant downturn in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and could harm our business. For example, in 1998 the operating results of our Fluid Sciences segment were adversely affected by the downturn in the semiconductor market.

     IF WE DO NOT INTRODUCE NEW PRODUCTS IN A TIMELY MANNER, OUR PRODUCTS COULD BECOME OBSOLETE, AND OUR OPERATING RESULTS WOULD SUFFER.

          We sell many of our products in industries characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards. Without the timely introduction of new products and enhancements, our products could become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product offerings will depend upon several factors, including our ability to:

        - accurately anticipate customer needs;

        - innovate and develop new technologies and applications;

        - successfully commercialize new technologies in a timely manner;

        - price our products competitively and manufacture and deliver our products in sufficient volumes and on time; and

        - differentiate our offerings from our competitors' offerings.

          Many of our products are used by our customers to develop, test and manufacture their products. We therefore must anticipate industry trends and develop products in advance of the commercialization of our customers' products. In developing any new product, we may be required to make a substantial investment before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers' needs and future activities, we may invest heavily in research and development of products that do not lead to significant revenue.

     ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES.

          Since we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

        - changes in foreign currency exchange rates;

        - changes in a country's or region's political or economic conditions, particularly in developing or emerging markets;

        - longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

        - trade protection measures and import or export licensing requirements;

        - differing tax laws and changes in those laws;

        - difficulty in staffing and managing widespread operations;

        - differing labor laws and changes in those laws;

        - differing protection of intellectual property and changes in that protection; and

        - differing regulatory requirements and changes in those requirements.

     FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

          Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Changes in competitive, market and economic conditions may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results and the market price of our common stock include:

        - demand for and market acceptance of our products;

        - competitive pressures resulting in lower selling prices;

        - adverse changes in the level of economic activity in regions in which we do business;

        - adverse changes in industries, such as pharmaceutical discovery, telecommunications, semiconductors and electronics, on which we are particularly dependent;

        - changes in the portions of our revenue represented by our various products and customers;

        - delays or problems in the introduction of new products;

        - our competitors' announcement or introduction of new products, services or technological innovations;

        - increased costs of raw materials or supplies; and

        - changes in the volume or timing of product orders.

          In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities for reasons frequently unrelated to or disproportionate to the operating performance of specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

     WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR ACQUISITION STRATEGY, INTEGRATE ACQUIRED BUSINESSES INTO OUR EXISTING BUSINESS OR MAKE ACQUIRED BUSINESSES PROFITABLE.

          One of our strategies is to supplement our internal growth by acquiring businesses and technologies that complement or augment our existing product lines. We may be unable to identify or complete promising acquisitions for many reasons, including:

        - competition among buyers;

        - the need for regulatory approvals, including antitrust approvals; and

        - the high valuations of businesses.

          Some of the businesses we may seek to acquire may be marginally profitable or unprofitable. For these acquired businesses to achieve acceptable levels of profitability, we must improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations.

          To finance our acquisitions, we may have to raise additional funds, either through public or private financings. We may be unable to obtain such funds or may be able to do so only on unfavorable terms.

     WE FACE AGGRESSIVE COMPETITION IN MANY AREAS OF OUR BUSINESS; IF WE DO NOT COMPETE EFFECTIVELY, OUR BUSINESS WILL BE HARMED.

          We encounter aggressive competition from numerous competitors in many areas of our business. We may not be able to compete effectively with all of these competitors. To remain competitive, we must develop new products and periodically enhance our existing products in a timely manner. We anticipate that we may have to adjust prices of many of our products to stay competitive. In addition, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines.

     IF WE FAIL TO MAINTAIN SATISFACTORY COMPLIANCE WITH THE FOOD AND DRUG ADMINISTRATION'S REGULATIONS AND THOSE OF OTHER GOVERNMENTAL AGENCIES, WE MAY BE FORCED TO RECALL PRODUCTS AND CEASE THEIR MANUFACTURE AND DISTRIBUTION, AND WE COULD BE SUBJECT TO CIVIL OR CRIMINAL PENALTIES.

          Some of the products produced by our Life Sciences segment are subject to regulation by the United States Food and Drug Administration and similar international agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales and distribution. If we fail to comply with the FDA's regulations or those of similar international agencies, we may have to recall products and cease their manufacture and distribution. In addition, we could be subject to fines or criminal prosecution.

     CHANGES IN GOVERNMENTAL REGULATIONS MAY REDUCE DEMAND FOR OUR PRODUCTS OR INCREASE OUR EXPENSES.

          We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by these regulations. Any significant change in these regulations could reduce demand for our products.

     OBTAINING AND ENFORCING PATENT PROTECTION FOR OUR PROPRIETARY PRODUCTS, PROCESSES AND TECHNOLOGIES MAY BE DIFFICULT AND EXPENSIVE; WE MAY INFRINGE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

          Patent and trade secret protection is important to us because developing and marketing new technologies and products is time-consuming and expensive. We own many U.S. and foreign patents and intend to apply for additional patents to cover our products. We may not obtain issued patents from any pending or future patent applications owned by or licensed to us. The claims allowed under any issued patents may not be broad enough to protect our technology.

          Third parties may seek to challenge, invalidate or circumvent issued patents owned by or licensed to us or claim that our products and operations infringe their patent or other intellectual property rights. We may incur significant expense in any legal proceedings to protect our proprietary rights or to defend infringement claims by third parties. In addition, claims of third parties against us could result in awards of substantial damages or court orders that could effectively prevent us from making, using or selling our products in the U.S. or abroad.

     WE HAVE SUBSTANTIAL EXISTING DEBT AND MAY INCUR ADDITIONAL DEBT IN THE FUTURE.

          We have substantial amounts of outstanding indebtedness. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also obtain additional long-term debt and working capital lines of credit and issue additional commercial paper to meet future financing needs, which would have the effect of increasing our total leverage.

          Our substantial leverage could have significant negative consequences, including:

        - increasing our vulnerability to general adverse economic and industry conditions;

        - limiting our ability to obtain additional financing;

        - requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;

        - limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

        - placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

          A significant portion of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase.

MARKET RISK

     Market Risk: The Company is exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company's policies to hedge against known or forecasted market exposures.

     Foreign Exchange Risk Management: As a multinational corporation, the Company is exposed to changes in foreign exchange rates. As the Company's international sales grow, exposure to volatility in exchange rates could have a material adverse impact on the Company's financial results. The Company's risk from exchange rate changes is primarily related to non-dollar denominated sales in Europe and Asia. The Company uses foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. The Company uses these derivative instruments to reduce its foreign exchange risk by essentially creating offsetting market exposures. The instruments held by the Company are not leveraged and are not held for trading purposes. The Company uses forward exchange contracts to hedge its net asset (balance sheet) position. The success of the hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. The principal currencies hedged are the British Pound, Canadian Dollar, Euro, Japanese Yen and Singapore Dollar. In those currencies where there is a liquid, cost-effective forward market, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated transaction exposure for periods not to exceed one year. The gains and losses on these contracts offset changes in the value of the related exposure.

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

     Value-At-Risk: The Company utilizes a Value-at-Risk ("VAR") model to determine the maximum potential loss in the fair value of its interest rate and foreign exchange sensitive derivative financial instruments within a 95% confidence interval. The Company's computation was based on the interrelationships between movements in interest rates and foreign currencies. These interrelationships were determined by observing historical interest rate and foreign currency market changes over corresponding periods. The assets and liabilities, firm commitments and anticipated transactions, which are hedged by derivative financial instruments, were excluded from the model. The Company's computations are based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. The VAR model is a risk analysis tool and does not purport to represent actual gains or losses in fair value that will be incurred by the Company. The VAR model estimated that there is a 5% chance that the market value of the derivative instruments held as of December 31, 2000 will deteriorate due to foreign exchange fluctuations by more than $3 million. During the four quarters ended December 31, 2000, the VAR ranged between $1 million and $3 million, and averaged approximately $1.8 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       PERKINELMER, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                    FOR THREE YEARS ENDED DECEMBER 31, 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                 2000          1999         1998
--------------------------------------------              ----------    ----------    --------
Sales:
  Products..............................................  $1,484,275    $1,206,038    $784,520
  Services..............................................     210,992       157,091      69,862
                                                          ----------    ----------    --------
Total Sales.............................................   1,695,267     1,363,129     854,382
                                                          ----------    ----------    --------
Cost of Sales:
  Products..............................................     917,428       746,417     496,861
  Services..............................................      85,768       107,043      54,126
  Revaluation of Acquired Inventory.....................       2,946         9,857          --
                                                          ----------    ----------    --------
Total Cost of Sales.....................................   1,006,142       863,317     550,987
Selling, General and Administrative Expenses............     418,979       327,142     203,740
Research and Development Expenses.......................      86,117        71,248      46,026
In-Process Research and Development Charges.............      32,400        23,000       2,300
Restructuring Charges, Net..............................       4,105        11,520      50,027
Asset Impairment Charges................................          --        18,000       7,400
Gains on Dispositions...................................     (39,051)      (17,750)   (125,822)
                                                          ----------    ----------    --------
Operating Income From Continuing Operations.............     186,575        66,652     119,724
Other Expense, Net......................................     (42,086)      (21,782)     (1,397)
                                                          ----------    ----------    --------
Income From Continuing Operations Before Income Taxes...     144,489        44,870     118,327
Provision for Income Taxes..............................      58,422        16,499      39,326
                                                          ----------    ----------    --------
Income From Continuing Operations.......................      86,067        28,371      79,001
Income From Discontinued Operations, Net of Income
  Taxes.................................................          --        15,665      23,001
Gain on Disposition of Discontinued Operations,
  Net of Income Taxes...................................       4,453       110,280          --
                                                          ----------    ----------    --------
Net Income..............................................  $   90,520    $  154,316    $102,002
                                                          ==========    ==========    ========
BASIC EARNINGS PER SHARE:
  Continuing Operations.................................  $     1.75    $      .62    $   1.74
  Discontinued Operations...............................         .09          2.77         .51
                                                          ----------    ----------    --------
Net Income..............................................  $     1.84    $     3.39    $   2.25
                                                          ----------    ----------    --------
DILUTED EARNINGS PER SHARE:
  Continuing Operations.................................  $     1.68    $      .61    $   1.72
  Discontinued Operations...............................         .09          2.70         .50
                                                          ----------    ----------    --------
Net Income..............................................  $     1.77    $     3.31    $   2.22
                                                          ==========    ==========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 2000 AND JANUARY 2, 2000

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                     2000          1999
--------------------------------------------                  ----------    ----------
Current Assets:
  Cash and cash equivalents.................................  $  125,551    $  126,650
  Accounts receivable.......................................     359,068       346,160
  Inventories...............................................     230,766       201,724
  Other current assets......................................     177,676       140,560
                                                              ----------    ----------
TOTAL CURRENT ASSETS........................................     893,061       815,094
                                                              ----------    ----------
Property, Plant and Equipment:
  At cost...................................................     550,040       496,347
  Accumulated depreciation and amortization.................    (275,280)     (268,313)
                                                              ----------    ----------
Net Property, Plant and Equipment...........................     274,760       228,034
                                                              ----------    ----------
Investments.................................................      36,730        14,911
Intangible Assets...........................................     951,441       592,438
Other Assets................................................     104,187        64,163
                                                              ----------    ----------
TOTAL ASSETS................................................  $2,260,179    $1,714,640
                                                              ==========    ==========
Current Liabilities:
  Short-term debt...........................................  $  186,206    $  382,162
  Accounts payable..........................................     151,805       152,920
  Accrued restructuring costs...............................      53,344        41,759
  Accrued expenses..........................................     326,244       275,657
                                                              ----------    ----------
TOTAL CURRENT LIABILITIES...................................     717,599       852,498
                                                              ----------    ----------
Long-Term Debt..............................................     583,337       114,855
Long-Term Liabilities.......................................     230,854       196,511
Commitments and Contingencies
  Stockholders' Equity:
  Preferred stock -- $1 par value, authorized 1,000,000
     shares; none outstanding...............................          --            --
  Common stock -- $1 par value, authorized 100,000,000
     shares; issued 61,454,000 shares in 2000 and 60,102,000
     in 1999................................................      61,454        60,102
  Capital in Excess of Par..................................      98,514            --
  Retained earnings.........................................     835,917       762,009
  Accumulated other comprehensive income (loss).............     (39,042)      (14,040)
  Cost of shares held in treasury; 11,680,000 shares in 2000
     and 13,736,000 shares in 1999..........................    (228,454)     (257,295)
                                                              ----------    ----------
Total Stockholders' Equity..................................     728,389       550,776
                                                              ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $2,260,179    $1,714,640
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                                                       ACCUMULATED
                                                                                          OTHER
                                                                           CAPITAL    COMPREHENSIVE     COST OF         TOTAL
(DOLLARS IN THOUSANDS EXCEPT         COMPREHENSIVE   COMMON    RETAINED   IN EXCESS      INCOME       SHARES HELD   STOCKHOLDERS'
PER SHARE DATA)                         INCOME        STOCK    EARNINGS    OF PAR        (LOSS)       IN TREASURY      EQUITY
----------------------------         -------------   -------   --------   ---------   -------------   -----------   -------------
BALANCE, DECEMBER 28, 1997.........                  $60,102   $540,379    $    --      $ (3,857)      $(268,236)     $328,388
Comprehensive income:
  Net income.......................    $102,002          --    102,002          --            --              --       102,002
  Other comprehensive income, net
    of tax:
    Gross foreign currency
      translation adjustments......       4,608          --         --          --         4,608              --         4,608
    Reclassification adjustment for
      translation losses realized
      upon sale of Sealol
      Industrial Seals.............       3,115          --         --                     3,115              --         3,115
    Unrealized losses on securities
      arising during the period....        (137)         --         --          --          (137)             --          (137)
                                       --------
  Other comprehensive income.......       7,586
                                       --------
Comprehensive income...............    $109,588
                                       ========
Cash dividends ($.56 per share)....                      --    (25,408)         --            --              --       (25,408)
Exercise of employee stock options
  and related income tax
  benefits.........................                      --      6,618          --            --          21,698        28,316
Purchase of common stock for
  treasury.........................                      --         --          --            --         (41,217)      (41,217)
                                                     -------   --------    -------      --------       ---------      --------
BALANCE, JANUARY 3, 1999...........                  60,102    623,591          --         3,729        (287,755)      399,667
Comprehensive income:
  Net income.......................    $154,316          --    154,316          --            --              --       154,316
  Other comprehensive income
    (loss), net of tax:
    Foreign currency translation
      adjustments..................     (17,804)         --         --          --       (17,804)             --       (17,804)
    Unrealized gains on securities:
      Gains arising during the
        period.....................          93
      Reclassification
        adjustment.................         (58)
                                       --------
    Net unrealized gains...........          35          --         --          --            35              --            35
                                       --------
  Other comprehensive income
    (loss).........................     (17,769)
                                       --------
Comprehensive income...............    $136,547
                                       ========
Cash dividends ($.56 per share)....                      --    (25,499)         --            --              --       (25,499)
Exercise of employee stock options
  and related income tax
  benefits.........................                      --      8,369          --            --          20,264        28,633
Issuance of common stock for
  employee benefit plans...........                      --      1,232          --            --          11,166        12,398
Purchase of common stock for
  treasury.........................                      --         --          --            --            (970)         (970)
                                                     -------   --------    -------      --------       ---------      --------
BALANCE, JANUARY 2, 2000...........                  60,102    762,009          --       (14,040)       (257,295)      550,776
Comprehensive income:
  Net income.......................    $ 90,520          --     90,520          --            --              --        90,520
  Other comprehensive income
    (loss), net of tax:
    Foreign currency translation
      adjustments..................     (25,484)         --         --          --       (25,484)             --       (25,484)
    Unrealized gains on securities:
      Gains arising during the
        period.....................         481
      Reclassification
        adjustment.................           1
                                       --------
    Net unrealized losses..........         482          --         --          --           482              --           482
                                       --------
  Other comprehensive income
    (loss).........................     (25,002)
                                       --------
Comprehensive income...............    $ 65,518
                                       ========
Cash dividends ($.56 per share)....                      --    (27,533)         --            --              --       (27,533)
Exercise of employee stock options
  and related income tax
  benefits.........................                      --         --      33,230            --          34,939        68,169
Issuance of common stock for
  employee benefit plans...........                      --       (155)      5,228            --           4,389         9,462
Purchase of common stock for
  treasury.........................                      --         --        (102)           --         (10,487)      (10,589)
Mergers, acquisitions and other....                   1,352     11,076      60,158            --              --        72,586
                                                     -------   --------    -------      --------       ---------      --------
BALANCE, DECEMBER 31, 2000.........                  $61,454   $835,917    $98,514      $(39,042)      $(228,454)     $728,389
                                                     =======   ========    =======      ========       =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       PERKINELMER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THREE YEARS ENDED DECEMBER 31, 2000

(DOLLARS IN THOUSANDS)                                          2000        1999        1998
----------------------                                        ---------   ---------   ---------
Operating Activities:
  Net income................................................  $  90,520   $ 154,316   $ 102,002
  Deduct net income from discontinued operations............         --     (15,665)    (23,001)
  Deduct net gain on disposition of discontinued
    operations..............................................     (4,453)   (110,280)         --
                                                              ---------   ---------   ---------
  Income from continuing operations.........................     86,067      28,371      79,001
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
    Revaluation of acquired inventory.......................      2,946       9,857          --
    In-process research and development charges.............     32,400      23,000       2,300
    Noncash portion of restructuring charges................      2,900       2,300      12,020
    Asset impairment charges................................         --      18,000       7,400
    Depreciation and amortization...........................     79,148      66,115      48,510
    Amortization of debt discount and issuance cost.........      8,567          --          --
    Gains on dispositions and sales of investments, net.....    (39,570)    (21,624)   (130,545)
    Changes in assets and liabilities which provided (used)
     cash, excluding effects from companies purchased or
     divested:
      Accounts receivable...................................     (4,256)    (54,439)      7,830
      Inventories...........................................    (23,380)     12,132       3,265
      Accounts payable and accrued expenses.................     25,264      62,660      13,797
      Tax benefit of common stock option exercises..........     30,843       5,811       3,431
      Accrued restructuring costs...........................    (31,440)    (21,005)     29,569
      Prepaid and deferred taxes............................         --      (2,616)    (12,359)
      Prepaid expenses and other............................    (23,941)    (19,794)    (23,366)
                                                              ---------   ---------   ---------
Net Cash Provided by Continuing Operations..................    145,548     108,768      40,853
Net Cash Provided by Discontinued Operations................         --       7,061      28,702
                                                              ---------   ---------   ---------
Net Cash Provided by Operating Activities...................    145,548     115,829      69,555
                                                              ---------   ---------   ---------
Investing Activities:
  Capital expenditures......................................    (70,598)    (41,092)    (44,489)
  Proceeds from dispositions of businesses and sales of
    property, plant and equipment...........................     87,780      31,560     210,505
  Cost of acquisitions, net of cash and cash equivalents
    acquired................................................   (397,384)   (302,288)   (217,937)
  Proceeds from sales/ costs of purchases of investments....    (20,457)      6,086       7,623
  Other.....................................................      1,919      (1,408)       (160)
                                                              ---------   ---------   ---------
Net Cash Used in Continuing Operations......................   (398,740)   (307,142)    (44,458)
Net Cash Provided by (Used in) Discontinued Operations......     (2,690)    163,259      (2,033)
                                                              ---------   ---------   ---------
Net Cash Used in Investing Activities.......................   (401,430)   (143,883)    (46,491)
                                                              ---------   ---------   ---------
Financing Activities:
  Proceeds from issuance of convertible debt................    448,000          --          --
  Increase (decrease) in commercial paper borrowings........     37,000     (10,000)    104,156
  Payment of acquired Lumen revolving credit borrowings.....         --          --     (59,090)
  Other debt increases (decreases)..........................   (233,991)     69,529       7,270
  Proceeds from issuance of common stock....................     46,902      28,923      28,316
  Purchases of common stock.................................    (10,589)       (970)    (41,217)
  Cash dividends............................................    (27,533)    (25,499)    (25,408)
                                                              ---------   ---------   ---------
Net Cash Provided by Financing Activities...................    259,789      61,983      14,027
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................     (5,006)     (2,844)        540
                                                              ---------   ---------   ---------
Net (Decrease) Increase in Cash and Cash Equivalents........     (1,099)     31,085      37,631
Cash and Cash Equivalents at Beginning of Year..............    126,650      95,565      57,934
                                                              ---------   ---------   ---------
Cash and Cash Equivalents at End of Year....................  $ 125,551   $ 126,650   $  95,565
                                                              =========   =========   =========
Supplemental Disclosures of Cash Flow Information (see also
  Note 2):
  Cash paid during the year for:
    Interest................................................  $  45,236   $  28,438   $  12,367
    Income taxes............................................     21,819      82,368      59,029
  Noncash Investing and Financing Activities:
    One-year secured 5% promissory notes issued to PE Corp.
     in connection with the acquisition of the Analytical
     Instruments Division...................................         --     150,000          --

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

     Nature of Operations: PerkinElmer, Inc. is a global high technology company which provides products and systems to the telecom, medical, pharmaceutical, chemical, semiconductor, photographic and other markets. The Company's operating segments are Life Sciences, Optoelectronics, Instruments and Fluid Sciences. In August 1999, the Company divested its Technical Services segment, which is presented as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations (see Note 7).

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

     Sales: The majority of the Company's product sales are recorded at the time of shipment and when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. Provision is made at the time the related revenue is recognized for the cost of any installation obligations and the estimated cost of product warranties. When other significant obligations remain after products are delivered, including certain customer acceptance provisions, revenue is recognized only after such obligations are fulfilled. If a loss is anticipated on any contract, provision for the entire loss is made immediately. Revenue related to the sale of maintenance contracts is deferred and amortized on a straight-line basis over the service period. For equipment leased to a customer under a sales-type lease, revenue recognition generally commences when the equipment has been shipped and installed.

     In the fourth quarter of 2000, retroactive to January 1, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance in applying generally accepted accounting principles to certain revenue recognition issues. The adoption of SAB 101 did not have a material impact on the Company's financial position or quarterly or annual results of operations.

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

                       PERKINELMER, INC. AND SUBSIDIARIES

     Translation of Foreign Currencies: The balance sheet accounts of non-U.S. operations, exclusive of stockholders' equity, are translated at year-end exchange rates, and income statement accounts are translated at weighted-average rate in effect during the year; any translation adjustments are made directly to a component of stockholders' equity.

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

     Comprehensive Income: The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in stockholders' equity.

     Segments and Related Information: The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The statement established standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports.

     Derivative Instruments and Hedging: The Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133, in June 1999. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effect of the adoption of SFAS No. 133 as of January 1, 2001 will not be material.

     Reclassifications: Certain amounts from prior years have been reclassified to conform to the 2000 financial statement presentation.

NOTE 2.  ACQUISITIONS AND DIVESTITURES

     On January 14, 2000, the Company completed its acquisition of Vivid Technologies, Inc. (Vivid) for an aggregate purchase price of approximately $67 million. The transaction was a stock merger whereby the shareholders of Vivid received one share of the Company's common stock for each 6.2 shares of Vivid common stock; approximately 1.6 million shares were issued in connection with the acquisition. Vivid, which is a leading

                       PERKINELMER, INC. AND SUBSIDIARIES
supplier of automated explosive detection systems utilized in airports and high-security facilities worldwide, generated sales of $21 million for the twelve months ended September 30,1999. Vivid's operations, included in the consolidated results of the Company from the date of acquisition, are reported in the Instruments segment. The acquisition was accounted for as a purchase under Accounting Principles Board (APB) Opinion No. 16, Business Combinations. In accordance with APB Opinion No. 16, the Company allocated the purchase price of Vivid based on the fair values of the net assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included approximately $8.1 million for acquired in-process research and development (R&D) for projects that had not reached technological feasibility as of the acquisition date and for which no alternative use existed. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects; these costs were expensed in the first quarter of 2000. Other acquired intangible assets totaling $6.4 million included the fair value of developed technology. These intangible assets are being amortized over their estimated useful life of 10 years. Goodwill of $24.1 million resulting from the acquisition of Vivid is being amortized over 25 years.

     On July 31, 2000, the Company completed its acquisition of NEN Life Sciences, Inc. (NEN), a provider of state-of-the-art drug discovery products, services, reagents and technologies to the life sciences industry. The Company purchased NEN from an investor group led by Genstar Capital LLC for an aggregate purchase price of approximately $400 million. In connection with the acquisition, the Company paid approximately $350 million in cash and issued warrants to purchase approximately 300,000 shares of the Company's common stock in exchange for all of the outstanding shares, options and warrants of NEN. In addition, the Company repaid approximately $50 million of outstanding indebtedness of NEN. The Company financed the acquisition and repayment of the outstanding indebtedness with $410 million of commercial paper borrowings with a weighted-average interest rate of 7%. These short-term borrowings were repaid in early August with proceeds from the issuance of long-term convertible debentures (see Note 14).

     NEN's operations, included in the consolidated results of the Company from the date of acquisition, are reported in the Life Sciences segment. The acquisition was accounted for as a purchase under APB Opinion No. 16, and the Company allocated the purchase price of NEN based on the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price has not yet been finalized, however, the Company does not expect material changes. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included approximately $24.3 million for acquired in-process research and development (R&D) for projects that had not reached technological feasibility as of the acquisition date and for which no alternative use existed. This allocation represents the estimated fair value based non risk-adjusted cash flows related to the in-process R&D projects; these costs were expensed in the third quarter of 2000. Other acquired intangible assets totaling $75.9 million included the fair value of trade names, trademarks, patents and developed technology with lives ranging from 10 - 20 years. Goodwill of $270.8 million resulting from the acquisition of NEN is being amortized over 20 years. Approximately $4 million has been recorded as accrued restructuring costs in connection with the acquisition of NEN. The restructuring plans include initiatives to integrate the operations of the Company and NEN, and to reduce overhead. The primary components of these plans relate to employment costs, consolidation of certain facilities, and the termination of certain leases and other contractual obligations. Management is in the process of developing its restructuring plans related to NEN, and accordingly, the amounts recorded are based on management's current estimate of these costs. The Company will finalize these plans during 2001, and the majority of the restructuring actions are expected to occur during 2001.

                       PERKINELMER, INC. AND SUBSIDIARIES

     The components of NEN's purchase price and preliminary allocation were as follows:

(IN THOUSANDS)
--------------
Consideration and acquisition costs:
  Cash paid to NEN..........................................     $348,918
  Debt assumed..............................................       48,262
  Acquisition costs.........................................       13,647
  Fair value of warrants issued.............................        6,940
                                                                 --------
          Total.............................................     $417,767
                                                                 ========
Preliminary allocation of purchase price:
  Current assets............................................     $ 34,327
  Property, plant and equipment.............................       59,755
  Other assets..............................................          739
  Acquired intangibles......................................       75,900
  In-process R&D............................................       24,300
  Goodwill..................................................      270,790
  Liabilities...............................................      (48,044)
                                                                 --------
          Total.............................................     $417,767
                                                                 ========

     On May 28, 1999, the Company completed its acquisition of the Analytical Instruments Division (AI) of PE Corp. for an aggregate purchase price of approximately $425 million, plus acquisition costs. In addition, under the terms of the Purchase Agreement dated March 8, 1999 between the Company and PE Corp. (the "Purchase Agreement"), the Company assumed German and other pension liabilities of approximately $65 million. These pension liabilities were historically funded on a pay-as-you-go basis, and the funding going-forward is expected to remain consistent. The acquisition was accounted for as a purchase under APB Opinion No. 16. In accordance with APB Opinion No. 16, the Company allocated the purchase price of AI based on the fair values of the net assets acquired and liabilities assumed. AI produces high-quality analytical testing instruments and consumables, and generated 1998 fiscal year sales of $569 million. AI's operations are reported in the Company's Instruments segment. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included approximately $23 million for acquired in-process R&D. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of the acquisition of AI, the development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative future uses. Accordingly, these costs were expensed in the second quarter of 1999. Other acquired intangibles totaling $163.8 million included the fair value of trade names, trademarks, patents and developed technology. These intangibles are being amortized over their respective estimated useful lives ranging from 10-40 years. Goodwill resulting from the acquisition of AI is being amortized over 40 years. Approximately $28 million was recorded as accrued restructuring charges in connection with the acquisition of AI. The restructuring plans include initiatives to integrate the operations of the Company and of AI, and reduce overhead. The primary components of these plans relate to: (a) employee termination benefits and related costs for approximately 20% of the acquired workforce of approximately 3,000 employees; (b) consolidation or shutdown of certain operational facilities worldwide and (c) termination of certain leases and other contractual obligations.

     During the second quarter of 2000, the Company finalized its restructuring plan for AI. Based on continued aggressive actions by the Company to improve the cost structure of the acquired business, and increased costs related primarily to employment integration, the Company adjusted its original estimate of restructuring costs recorded at the acquisition date in connection with purchase accounting. The majority of the remaining restructuring actions are expected to occur through fiscal 2001.

                       PERKINELMER, INC. AND SUBSIDIARIES

     The components of the purchase price and allocation were as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Consideration and acquisition costs:
  Cash paid.................................................    $ 275,000
  Seller note...............................................      150,000
  Pension liabilities assumed...............................       65,000
  Acquisition costs.........................................       10,000
                                                                ---------
                                                                $ 500,000
                                                                =========
Preliminary allocation of purchase price:
  Current assets............................................    $ 253,777
  Property, plant and equipment.............................       33,308
  Acquired intangibles......................................      163,800
  In-process R&D............................................       23,000
  Goodwill..................................................      185,941
  Liabilities assumed and other.............................     (159,826)
                                                                ---------
                                                                $ 500,000
                                                                =========

     On December 16, 1998, the Company acquired substantially all of the outstanding common stock and options of Lumen Technologies, Inc. (Lumen), a maker of high-technology specialty light sources. The purchase price of approximately $253 million, which included $75 million of assumed debt, was funded with existing cash and commercial paper borrowings. The acquisition was accounted for as a purchase under APB Opinion No. 16, and the Company allocated the purchase price of Lumen based on the fair values of the assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing proven valuation procedures and techniques. These intangible assets included approximately $2.3 million for acquired in-process R&D for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative future uses. Accordingly, these costs were expensed in the fourth quarter of 1998. Acquired intangibles totaling $11.8 million included the fair value of trade names, trademarks and patents. These intangibles are being amortized over their estimated useful life of 10 years. Goodwill resulting from the Lumen acquisition is being amortized over 30 years. Approximately $5 million was recorded as accrued restructuring charges in connection with the acquisition. The restructuring plans included initiatives to integrate the operations of the Company and Lumen, and to reduce overhead. The primary components of these plans related to: (a) transfer of certain manufacturing activities to lower-cost facilities, (b) integration of the sales and marketing organization and (c) termination of certain contractual obligations.

     Unaudited pro forma operating results for the Company, assuming the acquisitions of Lumen and AI occurred on December 29, 1997, and NEN occurred on January 3, 1999, are as follows:

       (IN THOUSANDS EXCEPT PER SHARE DATA)             2000          1999          1998
       ------------------------------------          ----------    ----------    ----------
Sales from continuing operations...................  $1,765,111    $1,681,817    $1,556,094
Income from continuing operations..................      92,981        (3,547)       45,813
  Basic earnings per share.........................        1.89          (.08)         1.01
  Diluted earnings per share.......................        1.82          (.08)         1.00
Net Income.........................................  $   97,434    $  122,398    $   68,814
  Basic earnings per share.........................        1.98          2.69          1.52
  Diluted earnings per share.......................        1.91          2.69          1.50

                       PERKINELMER, INC. AND SUBSIDIARIES

     The pro forma amounts in the table above exclude the in-process R&D charges of $24.3 million, $23 million and $2.3 million for NEN, AI and Lumen, respectively. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the Company's operating results that would have occurred had the acquisitions been consummated on the date for which the consummation of the acquisitions is being given effect, nor is it necessarily indicative of the Company's future operating results. The pro forma amounts do not reflect any operating efficiencies and cost savings that the Company believes are achievable. Pro forma amounts for the Vivid acquisition are not included as its effect is not material to the Company's consolidated financial statements.

     During the first quarter of 2000, the Company sold its micromachined sensors and specialty semiconductor businesses for cash of $24.3 million, resulting in a pre-tax gain of $6.7 million. Combined financial results of the divested businesses for 2000 and 1999 were not material to the consolidated results of the Company. During the third quarter of 2000, the Company recorded pre-tax gains totaling $3.1 million from an insurance settlement and disposition of a building.

     During the fourth quarter of 2000, the Company sold its Berthold business at a pre-tax gain of $10 million. The Company has deferred gain recognition of approximately $11.9 million of sales proceeds from this divestiture in connection with certain contingencies related to the sale. Revenues for 2000 and 1999 for the divested business were $30 million and $38 million, respectively. Also during the fourth quarter of 2000, the Company recorded a pre-tax gain of $16 million from the sale of a building.

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

     In April 1998, the Company sold its Sealol Industrial Seals division for cash of $100 million, resulting in a pre-tax gain of $58.3 million. The after-tax gain of this divestiture was $42.6 million. Sealol's 1998 sales prior to the disposition were $23 million, and its operating income was $2.1 million. In January 1998, the Company sold its Rotron division for $103 million in cash, resulting in a pre-tax gain of $64.4 million. During the first quarter of 1998, the Company also sold a small product line for $4 million in cash, resulting in a pre-tax gain of $3.1 million. The after-tax gain of these divestitures was $45.2 million in 1998. During 2000 and 1999, in connection with the 1998 dispositions of the Company's Rotron and Sealol Industrial Seals divisions, the Company recognized approximately $3.7 million and $13.2 million respectively, of pre-tax gains from the previously deferred sales proceeds as a result of the favorable resolution of certain events and contingencies.

     All of the gains described above are reported on the "Gains on Dispositions" line in the consolidated income statements.

NOTE 3.  RESTRUCTURING AND INTEGRATION CHARGES

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

                       PERKINELMER, INC. AND SUBSIDIARIES

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

     During the second quarter of 1998, the Company expanded its continuing effort to restructure certain businesses to further improve performance. The plan resulted in additional pre-tax restructuring charges of $19.5 million. The principal actions in this restructuring plan included the integration of operating divisions into five strategic business units (SBUs), close-down or consolidation of a number of production facilities and general cost reductions. The Technical Services segment was subsequently sold during the third quarter of 1999.

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

     During the third quarter of 1999, due to the substantial completion of the actions of the 1998 restructuring plans, the Company reevaluated its 1998 restructuring plans. As a result of this review, costs associated with the previously planned shutdown of two businesses were no longer required due to actions taken to improve performance. As a result of these developments, the Company recognized a restructuring credit of $12 million during the third quarter of 1999, which primarily affected the Fluid Sciences and optoelectronics segments.

     During the second quarter of 2000, the Company recognized an additional restructuring credit of $6 million related to its 1998 restructuring plans. This resulted from the elimination of certain planned actions, actions taken to improve performance at costs lower than originally estimated, and the sale of certain businesses included in the restructuring plans.

     These credits are reflected in "Restructuring Charges, Net" in the consolidated income statements.

     The restructuring charges related to continuing operations recorded in 1998 were broken down as follows by operating segment:

                                                                             TERMINATION OF
                                                          DISPOSAL OF       LEASES AND OTHER
                                        EMPLOYEE        CERTAIN PRODUCT       CONTRACTUAL
(IN MILLIONS)                       SEPARATION COSTS    LINES AND ASSETS      OBLIGATIONS       TOTAL
-------------                       ----------------    ----------------    ----------------    ------
Life Sciences.....................       $ 3.6               $   .4              $  .6          $  4.6
Optoelectronics...................         8.5                  6.4                5.4            20.3
Instruments.......................         6.4                  2.9                2.0            11.3
Fluid Sciences....................         6.2                  1.9                1.8             9.9
Corporate and Other...............         3.8                   --                 .1             3.9
                                         -----               ------              -----          ------
Total restructuring charges.......        28.5                 11.6                9.9            50.0
Amounts incurred through January
  3, 1999.........................        (8.1)               (11.6)              (1.0)          (20.7)
                                         -----               ------              -----          ------
Accrued restructuring costs at
  January 3, 1999.................        20.4                   --                8.9            29.3
Amounts incurred during 1999......        (8.3)                  --               (2.6)          (10.9)
Amounts reversed during 1999......        (7.4)                  --               (4.6)          (12.0)
                                         -----               ------              -----          ------

                       PERKINELMER, INC. AND SUBSIDIARIES

                                                                             TERMINATION OF
                                                          DISPOSAL OF       LEASES AND OTHER
                                        EMPLOYEE        CERTAIN PRODUCT       CONTRACTUAL
(IN MILLIONS)                       SEPARATION COSTS    LINES AND ASSETS      OBLIGATIONS       TOTAL
-------------                       ----------------    ----------------    ----------------    ------
Accrued restructuring costs at
  January 2, 2000.................         4.7                   --                1.7             6.4
Amounts incurred during 2000......          --                   --                (.1)            (.1)
Amounts reversed during 2000......        (4.7)                  --               (1.6)           (6.3)
                                         -----               ------              -----          ------
Accrued restructuring costs at
  December 31, 2000...............       $  --               $   --              $  --          $   --
                                         =====               ======              =====          ======

     The acquisitions by the Company discussed in Note 2 and the Company's divestiture during the third quarter of 1999 of its Technical Services segment (exiting government services) were strategic milestones in the Company's transition to a commercial high-technology company. Consistent with the strategic direction of the Company and concurrent with the reevaluation of existing restructuring plans during the third quarter of 1999, the Company developed additional plans during the third quarter of 1999 to restructure certain businesses to continue to improve the Company's performance.

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

     The restructuring actions related to the 1999 charge are broken down as follows by business segment:

                                                                             TERMINATION OF
                                                          DISPOSAL OF       LEASES AND OTHER
                                        EMPLOYEE        CERTAIN PRODUCT       CONTRACTUAL
(IN MILLIONS)                       SEPARATION COSTS    LINES AND ASSETS      OBLIGATIONS       TOTAL
-------------                       ----------------    ----------------    ----------------    ------
Life Sciences.....................       $  .5                $ .8               $ 4.9          $  6.2
Optoelectronics...................         6.1                  .8                 2.1             9.0
Instruments.......................         1.8                  --                  --             1.8
Fluid Sciences....................         5.2                  .2                  .1             5.5
Corporate and Other...............          --                  .5                  .5             1.0
                                         -----                ----               -----          ------
Total restructuring charge........        13.6                 2.3                 7.6            23.5
Amounts incurred through January
  2, 2000.........................        (2.1)                (.2)                (.4)           (2.7)
                                         -----                ----               -----          ------

                       PERKINELMER, INC. AND SUBSIDIARIES

                                                                             TERMINATION OF
                                                          DISPOSAL OF       LEASES AND OTHER
                                        EMPLOYEE        CERTAIN PRODUCT       CONTRACTUAL
(IN MILLIONS)                       SEPARATION COSTS    LINES AND ASSETS      OBLIGATIONS       TOTAL
-------------                       ----------------    ----------------    ----------------    ------
Accrued restructuring costs at
  January 2, 2000.................       $11.5                $2.1               $ 7.2          $ 20.8
Provisions during 2000............         2.4                  --                  --             2.4
Amounts incurred during 2000......        (7.4)                (.2)               (4.8)          (12.4)
Amounts reversed during 2000......        (4.0)                 --                 (.9)           (4.9)
                                         -----                ----               -----          ------
Accrued restructuring costs at
  December 31, 2000...............       $ 2.5                $1.9               $ 1.5          $  5.9
                                         =====                ====               =====          ======

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

     Most of the actions remaining at December 31, 2000 are expected to occur in fiscal 2001.

     During the fourth quarter of 2000, the Company reevaluated its 1999 restructuring plan due to the substantial completion of the respective actions and the continuing transformation of the portfolio of businesses during 2000. This resulted in the reversal of $4.9 million of remaining reserves from the 1999 plan and the recording of a pre-tax restructuring charge of $15.1 million for actions to be completed in 2001 (the "2000 plan"). These charges related to the Company's Life Sciences and Optoelectronics segments. The principal actions in the restructuring plans included close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower cost geographic locations, disposal of underutilized assets and general cost reductions. The restructuring charges were broken down as follows by operating segment: The Life Sciences' principal actions are associated with rationalization of its distribution network and overall facility consolidation. The Optoelectronics' principal actions are associated with its Lighting and Imaging businesses and relate to the shift of certain manufacturing to low cost geographic areas, facility consolidation and general cost reductions.

                       PERKINELMER, INC. AND SUBSIDIARIES

     The following table summarizes activity related to the 2000 plan:

                                                                             TERMINATION OF
                                                       DISPOSAL OF          LEASES AND OTHER
                                     EMPLOYEE        CERTAIN PRODUCT          CONTRACTUAL
(IN MILLIONS)                    SEPARATION COSTS    LINES AND ASSETS         OBLIGATIONS          TOTAL
-------------                    ----------------    ----------------    ----------------------    -----
Life Sciences..................       $ 2.9                $ .1                   $2.1             $ 5.1
Optoelectronics................         7.2                 2.8                     --              10.0
                                      -----                ----                   ----             -----
Total restructuring charges....        10.1                 2.9                    2.1              15.1
Amounts during 2000............          --                  --                     --                --
                                      -----                ----                   ----             -----
Accrued restructuring costs at
  December 31, 2000............       $10.1                $2.9                   $2.1             $15.1
                                      =====                ====                   ====             =====

     During the second quarter of 2000, the Company finalized its restructuring plan for AI. Based on continued aggressive actions by the Company to improve the cost structure of the acquired business, and increased costs related primarily to employment integration, the Company adjusted its original estimate of restructuring costs recorded at the acquisition date in connection with purchase accounting. The majority of the remaining restructuring actions are expected to occur through fiscal 2001.

     The following table summarizes reserve activity through December 31, 2000 related to the May 1999 AI acquisition as discussed in Note 2:

(IN MILLIONS)
-------------
Accrued restructuring costs at beginning of period..........      $12.4
Provisions, through purchase accounting, net................       24.0
Charges/Writeoffs...........................................       (7.7)
                                                                  -----
Accrued restructuring costs at December 31, 2000............      $28.7
                                                                  =====

     The following table summarizes reserve activity through December 31, 2000 related to the December 1998 Lumen acquisition and July 2000 NEN acquisition as discussed in Note 2 (all Lumen actions were completed during 2000):

(IN MILLIONS)
-------------
Accrued restructuring costs at beginning of period
  (Lumen)...................................................      $ 1.7
Provisions, through purchase accounting.....................        4.0
Charges/Writeoffs...........................................       (2.1)
                                                                  -----
Accrued restructuring costs at end of period................      $ 3.6
                                                                  =====

     Cash outlays during 2000 were approximately $33 million for all of these plans. The Company expects to incur approximately $30 to $35 million of cash outlays in connection with these plans throughout fiscal 2001. The majority of the actions remaining are expected to occur during 2001.

NOTE 4.  ASSET IMPAIRMENT CHARGES

     During the third quarter of 1999, in connection with its ongoing review of its portfolio of businesses, the Company conducted a strategic review of certain units within its business segments. The strategic review triggered an impairment review of long-lived assets of certain business units that were expected to be disposed. The Company calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the third quarter of 1999, the Company recorded noncash impairment charges and wrote down goodwill by $15 million in the Instruments segment and $3 million in the Optoelectronics segment. Sales and

                       PERKINELMER, INC. AND SUBSIDIARIES
operating profit for the businesses under strategic review were approximately $54 million and $2 million, respectively, in 1999. During 2000, the Company disposed of its Berthold business which represented $30 million of the $54 million of sales.

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

NOTE 5.  OTHER EXPENSE

     Other income (expense), net, consisted of the following:

(IN THOUSANDS)                                              2000        1999        1998
--------------                                            --------    --------    --------
Interest Income.........................................  $  4,495    $  3,365    $  6,873
Interest Expense........................................   (41,412)    (28,284)    (11,391)
Gains on sales of investments, net......................     1,294       1,952       4,465
Other...................................................    (6,463)      1,185      (1,344)
                                                          --------    --------    --------
                                                          $(42,086)   $(21,782)   $ (1,397)
                                                          ========    ========    ========

     Other consists mainly of foreign exchange losses, and $2.2 million of income received by the Company in 1999 related to the demutualization of a life insurance company in which the Company is a policyholder. The increase in interest expense in 2000 versus 1999 is due to the impact of higher debt levels resulting from acquisitions.

NOTE 6.  INCOME TAXES

     The components of income from continuing operations before income taxes for financial reporting purposes were as follows:

(IN THOUSANDS)                                               2000       1999        1998
--------------                                             --------    -------    --------
U.S. ....................................................  $ 34,807    $ 1,044    $ 26,664
Non-U.S. ................................................   109,682     43,826      91,663
                                                           --------    -------    --------
                                                           $144,489    $44,870    $118,327
                                                           ========    =======    ========

                       PERKINELMER, INC. AND SUBSIDIARIES

     The components of the provision for income taxes for continuing operations were as follows:

                                                                       DEFERRED
(IN THOUSANDS)                                              CURRENT    (PREPAID)     TOTAL
--------------                                              -------    ---------    -------
2000
  Federal.................................................  $13,161    $ 14,338     $27,499
  State...................................................    3,470       3,095       6,565
  Non-U.S. ...............................................   25,538      (1,180)     24,358
                                                            -------    --------     -------
                                                            $42,169    $ 16,253     $58,422
                                                            =======    ========     =======
1999
  Federal.................................................  $ 9,397    $ (5,436)    $ 3,961
  State...................................................      921        (621)        300
  Non-U.S. ...............................................   13,052        (814)     12,238
                                                            -------    --------     -------
                                                            $23,370    $ (6,871)    $16,499
                                                            =======    ========     =======
1998
  Federal.................................................  $32,067    $ (7,538)    $24,529
  State...................................................    3,802        (977)      2,825
  Non-U.S. ...............................................   15,951      (3,979)     11,972
                                                            -------    --------     -------
                                                            $51,820    $(12,494)    $39,326
                                                            =======    ========     =======

     The total provision for income taxes included in the consolidated financial statements was as follows:

(IN THOUSANDS)                                                2000       1999       1998
--------------                                               -------    -------    -------
Continuing Operations......................................  $58,422    $16,499    $39,326
Discontinued Operations....................................    2,847     80,522     14,706
                                                             -------    -------    -------
                                                             $61,269    $97,021    $54,032
                                                             =======    =======    =======

     The major differences between the Company's effective tax rate for continuing operations and the federal statutory rate were as follows:

                                                                2000     1999     1998
                                                                -----    -----    -----
Federal statutory rate......................................     35.0%    35.0%    35.0%
Non-U.S. rate differential, net.............................    (12.4)   (18.0)   (19.0)
Future remittance of non-U.S. earnings......................       --       --      8.4
State income taxes, net.....................................      2.9      1.4      1.6
Goodwill amortization.......................................      8.2      7.6       .6
Goodwill write-downs........................................       --     11.7       --
In-process R&D..............................................      7.9       --       --
Change in valuation allowance...............................     (1.7)     9.0      2.0
Other, net..................................................       .5     (9.9)     4.6
                                                                -----    -----    -----
Effective tax rate..........................................     40.4%    36.8%    33.2%
                                                                =====    =====    =====

     The 2000 tax provision and effective rate for continuing operations includes tax for nonrecurring items such as the disposals of Berthold, IC Sensors and Judson. The effective tax rate on continuing operations, excluding nonrecurring items, was 32.5% in 2000.

                       PERKINELMER, INC. AND SUBSIDIARIES

     The 1999 tax provision and effective rate for continuing operations was impacted by a non-deductible goodwill write-down. Excluding the impairment charges and related tax effects, the effective tax rate was 32% in 1999.

     The tax effects of temporary differences and carryovers that gave rise to deferred income tax assets and liabilities as of December 31, 2000 and January 2, 2000 were as follows:

(IN THOUSANDS)                                                  2000        1999
--------------                                                --------    --------
Deferred tax assets:
  Inventory reserves........................................  $  3,331    $  7,042
  Other reserves............................................    22,336      16,417
  Deferred income...........................................     6,179       6,024
  Vacation pay..............................................     5,704       5,499
  Net operating loss carryforwards..........................    14,447      28,562
  Postretirement health benefits............................     4,981       4,072
  Restructuring reserve.....................................    16,005      15,567
  In-process R&D............................................    10,726       8,970
  All other, net............................................    47,265      50,138
                                                              --------    --------
Total deferred tax assets...................................   130,974     142,291
                                                              --------    --------
Deferred tax liabilities:
  Pension contribution......................................   (14,565)    (13,354)
  Amortization..............................................    (6,488)       (468)
  Depreciation..............................................   (39,896)    (19,661)
  All other, net............................................   (17,588)    (20,748)
                                                              --------    --------
Total deferred tax liabilities..............................   (78,537)    (54,231)
                                                              --------    --------
Valuation allowance.........................................   (14,447)    (28,580)
                                                              --------    --------
Net prepaid taxes...........................................  $ 37,990    $ 59,480
                                                              ========    ========

     At December 31, 2000, the Company had non-U.S. (primarily from Germany) net operating loss carryovers of $53.4 million, substantially all of which carry forward indefinitely. The valuation allowance results primarily from these carryovers, for which the Company currently believes it is more likely than not that they will not be realized.

     Current deferred tax assets of $54 million and $92 million were included in other current assets at December 31, 2000 and January 2, 2000, respectively. Long-term deferred tax liabilities of $16 million and $33 million were included in long-term liabilities at December 31, 2000 and January 2, 2000, respectively.

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

NOTE 7.  DISCONTINUED OPERATIONS

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

                       PERKINELMER, INC. AND SUBSIDIARIES

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

     Summary operating results of the discontinued operations (through August 20, 1999) were as follows:

(IN THOUSANDS)                                                  1999        1998
--------------                                                --------    --------
Sales.......................................................  $302,776    $553,514
Costs and expenses..........................................   278,242     517,762
                                                              --------    --------
Operating income from discontinued operations...............    24,534      35,752
Other income................................................     1,147       1,955
                                                              --------    --------
Income from discontinued operations before income taxes.....    25,681      37,707
Provision for income taxes..................................    10,016      14,706
                                                              --------    --------
Income from discontinued operations, net of income taxes....  $ 15,665    $ 23,001
                                                              ========    ========

NOTE 8.  EARNINGS PER SHARE

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

(IN THOUSANDS)                                                 2000      1999      1998
--------------                                                ------    ------    ------
Number of common shares -- basic............................  49,106    45,522    45,322
Effect of dilutive securities:
  Stock options.............................................   2,011     1,015       516
  Other.....................................................      22        32        46
                                                              ------    ------    ------
Number of common shares -- diluted..........................  51,139    46,569    45,884
                                                              ======    ======    ======

     Options to purchase 27,200 and 92,000 shares of common stock were not included in the computation of diluted earnings per share for 2000 and 1998, respectively, because the options' exercise prices were greater than the average market price of the common shares and thus their effect would have been antidilutive. Additionally, the Company's zero coupon senior convertible debentures (See Note 14) are currently convertible into 5.4 million shares of the Company's common stock at approximately $85 per share. Conversion of the debentures was not assumed in the computation of diluted earnings per share because the effect of assumed conversion would have been antidilutive.

                       PERKINELMER, INC. AND SUBSIDIARIES

NOTE 9.  ACCOUNTS RECEIVABLE

     Accounts receivable were net of reserves for doubtful accounts of $15.0 million and $12.9 million as of December 31, 2000 and January 2, 2000, respectively. The increase is primarily due to the higher revenues in 2000 versus 1999 and the inclusion of Vivid and NEN in 2000.

NOTE 10.  INVENTORIES

     Inventories as of December 31, 2000 and January 2, 2000, consisted of the following:

(IN THOUSANDS)                                                  2000        1999
--------------                                                --------    --------
Finished goods..............................................  $ 88,508    $ 87,177
Work in process.............................................    56,482      26,342
Raw materials...............................................    85,776      88,205
                                                              --------    --------
                                                              $230,766    $201,724
                                                              ========    ========

     The increase in inventories was primarily due to the acquisitions of Vivid and NEN in 2000.

NOTE 11.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, as of December 31, 2000 and January 2, 2000 consisted of the following:

(IN THOUSANDS)                                                  2000        1999
--------------                                                --------    --------
Land........................................................  $ 26,058    $ 28,724
Buildings and leasehold improvements........................   143,402     127,908
Machinery and equipment.....................................   380,580     339,715
                                                              --------    --------
                                                              $550,040    $496,347
                                                              ========    ========

     Increases in property, plant and equipment due to the acquisitions of Vivid and NEN and capital expenditures during 2000 were partially offset by decreases resulting from dispositions and the effect of translating fixed assets denominated in non-U.S. currencies at current exchange rates.

NOTE 12.  INVESTMENTS

     Investments as of December 31, 2000 and January 2, 2000 consisted of the following:

(IN THOUSANDS)                                                 2000       1999
--------------                                                -------    -------
Marketable investments......................................  $21,936    $11,082
Joint venture and other investments.........................   14,794      3,829
                                                              -------    -------
                                                              $36,730    $14,911
                                                              =======    =======

     The primary components of the increase in investments in 2000 versus 1999 are certain strategic alliances and equity investments made through the Company's Life Sciences and Optoelectronics segments.

     Joint venture investments are accounted for using the equity method. Marketable investments consisted of trust assets which were carried at market value and were primarily invested in common stocks and fixed-income securities to meet the supplemental executive retirement plan obligation, as well as an $8 million equity investment in Genomic Solutions made in 2000. The market values were based on quoted market prices. As of December 31, 2000 the fixed-income securities, on average, had maturities of approximately 15 years. The net unrealized holding gain on marketable investments, net of deferred income taxes, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity, was $0.9 million and $0.4 million at December 31, 2000 and

                       PERKINELMER, INC. AND SUBSIDIARIES

January 2, 2000, respectively. During 2000, the Company completed a strategic alliance with and made an initial $5 million investment in Bragg Photonics, a maker of key fiber optic components. The Company's initial 13% investment in Bragg Photonics was increased to 26% during the year for a total investment at December 31, 2000 of $10 million.

     Marketable investments classified as available for sale as of December 31, 2000 and January 2, 2000 consisted of the following:

                                                                  GROSS UNREALIZED HOLDING
                                                     MARKET     -----------------------------
(IN THOUSANDS)                                        VALUE      COST      GAINS     (LOSSES)
--------------                                       -------    -------    ------    --------
2000
  Common stocks....................................  $17,356    $16,021    $1,689     $(354)
  Fixed-income securities..........................    4,143      4,074        69        --
  Other............................................      437        492        --       (55)
                                                     -------    -------    ------     -----
                                                     $21,936    $20,587    $1,758     $(409)
                                                     =======    =======    ======     =====
1999
  Common stocks....................................  $ 7,046    $ 6,345    $  721     $ (20)
  Fixed-income securities..........................    3,360      3,449        --       (89)
  Other............................................      676        652        24        --
                                                     -------    -------    ------     -----
                                                     $11,082    $10,446    $  745     $(109)
                                                     =======    =======    ======     =====

NOTE 13.  INTANGIBLE ASSETS

     Intangible assets consist mainly of goodwill from acquisitions accounted for using the purchase method of accounting, representing the excess of cost over the fair market value of the net assets of the acquired businesses. Goodwill is being amortized over periods of 10-40 years. Goodwill, net of accumulated amortization, was $688 million and $417 million at December 31, 2000 and January 2, 2000, respectively. Other identifiable intangible assets from acquisitions include patents, trademarks, trade names and developed technology and are being amortized over periods of 10-40 years. Other identifiable intangible assets, net of accumulated amortization, were $263 million and $175 million at December 31, 2000 and January 2, 2000, respectively. Intangible assets as of December 31, 2000 and January 2, 2000 consisted of the following:

(IN THOUSANDS)                                                   2000         1999
--------------                                                ----------    --------
Goodwill....................................................  $  744,607    $477,072
Other identifiable intangible assets........................     304,300     182,550
                                                              ----------    --------
                                                               1,048,907     659,622
Accumulated amortization....................................     (97,466)    (67,184)
                                                              ----------    --------
                                                              $  951,441    $592,438
                                                              ==========    ========

     The increase in intangible assets resulted primarily from the Vivid and NEN acquisitions.

NOTE 14.  DEBT

     Short-term debt at December 31, 2000 was $186 million and was comprised primarily of commercial paper borrowings. The weighted-average interest rate on the commercial paper borrowings, which had maturities of 60 days or less, was 6.7%.

                       PERKINELMER, INC. AND SUBSIDIARIES

     Short-term debt at January 2, 2000 was $382 million and included one-year promissory notes of $150 million issued to PE Corp. at an interest rate of 5%, money market loans of $85 million and commercial paper borrowings of $140 million.

     In March 2001, the Company's $300 million revolving credit facility was refinanced and will expire in March 2002 and the Company also refinanced an additional $100 million revolving credit facility which expires in March 2006. These agreements, which serve as backup facilities for the commercial paper borrowings, have no significant commitment fees. There were no amounts outstanding under these lines at January 2, 2000 or December 31, 2000.

     At December 31, 2000 and January 2, 2000, long-term debt was $583.3 million and $114.9 million, respectively, and included $115 million of unsecured ten-year notes issued in October 1995 at an interest rate of 6.8%, which mature in 2005 as well as $460 million of zero coupon senior convertible debentures described below. The carrying amount of the unsecured ten-year notes approximated the estimated fair value at December 31, 2000, based on a quoted market price. The estimated fair value of the convertible debentures approximated $558 million at December 31, 2000, also based on a quoted market price.

     In August 2000, the Company sold zero coupon senior convertible debentures with an aggregate purchase price of $460 million. The Company used the offering's net proceeds of approximately $448 million to repay a portion of its commercial paper borrowings, which had been increased temporarily to finance the NEN acquisition. Deferred issuance costs of $12 million were recorded as a noncurrent asset and are being amortized over three years. The debentures, which were offered by a prospectus supplement pursuant to the Company's effective shelf registration statement, are due August 2020, and were priced with a yield to maturity of 3.5%. At maturity, the Company will repay $921 million, comprised of $460 million of original purchase price plus accrued original issue discount. The Company may redeem some or all of the debentures at any time on or after August 7, 2003 at a redemption price equal to the issue price plus accrued original issue discount through the redemption date. Holders of the debentures may require the Company to repurchase some or all of the debentures in August 2003 and August 2010, or at any time when there is a change in control of the Company, as is customary and ordinary for debentures of this nature, at a repurchase price equal to the initial price to the public plus accrued original issue discount through the date of the repurchase. The debentures are currently convertible into 5.4 million shares of the Company's common stock at approximately $85 per share.

     In connection with the completion of the NEN acquisition on July 31, 2000, the Company paid approximately $350 million in cash as a part of the purchase price. In addition, the Company repaid approximately $50 million of outstanding indebtedness of NEN. The Company financed the acquisition and repayment of the outstanding indebtedness with $410 million of commercial paper borrowings with a weighted-average interest rate of 7%. These short-term borrowings were repaid in early August with proceeds from the issuance of long-term convertible debentures, as discussed above.

NOTE 15.  ACCRUED EXPENSES

     Accrued expenses as of December 31, 2000 and January 2, 2000 consisted of the following:

(IN THOUSANDS)                                                  2000        1999
--------------                                                --------    --------
Payroll and incentives......................................  $ 43,064    $ 32,720
Employee Benefits...........................................    48,495      49,293
Federal, non-U.S. and state income taxes....................    42,292      45,234
Other accrued operating expenses............................   192,393     148,320
                                                              --------    --------
                                                              $326,244    $275,657
                                                              ========    ========

     The increase is due primarily to the inclusion of Vivid and NEN, both of which were acquired in 2000.

                       PERKINELMER, INC. AND SUBSIDIARIES

NOTE 16.  EMPLOYEE BENEFIT PLANS

     Savings Plan: The Company has a savings plan for the benefit of qualified U.S. employees. Under this plan, the Company contributes an amount equal to the lesser of 55% of the amount of the employee's voluntary contribution or 3.3% of the employee's annual compensation. Savings plan expense charged to continuing operations was $5.4 million in 2000, $3.9 million in 1999, and $2.7 million in 1998.

     Pension Plans: The Company has defined benefit pension plans covering substantially all U.S. employees and non-U.S. pension plans for non-U.S. employees. The plans provide benefits that are based on an employee's years of service and compensation near retirement. Assets of the U.S. plan are comprised primarily of equity and debt securities.

     Net periodic pension cost included the following components:

(IN THOUSANDS)                                              2000        1999        1998
--------------                                            --------    --------    --------
Service cost............................................  $  6,063    $  8,539    $  9,365
Interest cost...........................................    16,974      19,528      18,300
Expected return on plan assets..........................   (17,998)    (23,130)    (23,360)
Net amortization and deferral...........................      (487)       (645)       (816)
                                                          --------    --------    --------
                                                          $  4,552    $  4,292    $  3,480
                                                          ========    ========    ========

     The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company's consolidated balance sheets as of December 31, 2000 and January 2, 2000.

                                                        2000                    1999
                                                --------------------    --------------------
(IN THOUSANDS)                                  NON-U.S.      U.S.      NON-U.S.      U.S.
--------------                                  --------    --------    --------    --------
Actuarial present value of benefit
  obligations:
Accumulated benefit obligations...............  $63,518     $157,587    $84,110     $144,588
                                                =======     ========    =======     ========
Projected benefit obligations at beginning of
  year........................................  $91,888     $171,106    $32,571     $259,468
AI projected benefit obligations at date of
  acquisition.................................       --           --     67,780           --
Service cost..................................    1,439        4,624      1,528        7,011
Interest cost.................................    4,778       12,196      3,872       15,656
Benefits paid.................................   (3,398)      (9,677)    (2,345)     (11,802)
Actuarial loss (gain).........................   (4,168)      (3,898)    (4,489)       1,859
Effect of exchange rate changes...............   (6,251)          --     (7,029)          --
Dispositions..................................  (17,584)          --         --           --
Settlement loss -- discontinued operations....       --           --         --       20,316
Curtailment gain -- discontinued operations...       --           --         --      (13,798)
Reduction of projected benefit obligations --
  discontinued operations.....................       --           --         --     (107,604)
                                                -------     --------    -------     --------
Projected benefit obligations at end of
  year........................................   66,704      174,351     91,888      171,106
                                                -------     --------    -------     --------
Fair value of plan assets at beginning of
  year........................................       --      254,535         --      310,024
Actual return on plan assets..................       --      (14,038)        --       65,040

                       PERKINELMER, INC. AND SUBSIDIARIES

                                                        2000                    1999
                                                --------------------    --------------------
(IN THOUSANDS)                                  NON-U.S.      U.S.      NON-U.S.      U.S.
--------------                                  --------    --------    --------    --------
Benefits paid and plan expenses...............       --       (9,678)        --      (12,679)
Transfer out-discontinued operations..........       --         (472)        --     (107,850)
                                                -------     --------    -------     --------
Fair value of plan assets at end of year......       --      230,347         --      254,535
                                                -------     --------    -------     --------
Plan assets less (greater) than projected
  benefit obligations.........................   66,704      (55,996)    91,888      (83,429)
Unrecognized net transition asset.............       --          512         --        1,024
Unrecognized prior service costs..............     (732)         (52)      (918)         (54)
Unrecognized net gain.........................    3,252       19,469      2,385       48,078
                                                -------     --------    -------     --------
Accrued pension liability (asset).............  $69,224     $(36,067)   $93,355     $(34,381)
                                                =======     ========    =======     ========
Actuarial assumptions as of the year-end
  measurement date:
  Discount rate...............................      6.0%         7.5%       5.8%         7.5%
  Rate of compensation increase...............      3.3%         4.5%       3.5%         4.5%
  Expected rate of return on assets...........       --          9.0%        --          9.0%

     Non-U.S. accrued pension liabilities classified as long-term liabilities totaled $86 million and $122 million as of December 31, 2000 and January 2, 2000, respectively. The U.S. pension asset was classified as other noncurrent assets.

     The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. At December 31, 2000 and January 2, 2000, the projected benefit obligations were $16.4 million and $14.9 million, respectively. Assets with a fair value of $9.2 million and $9.8 million segregated in a trust, were available to meet this obligation as of December 31, 2000 and January 2, 2000, respectively. Pension expense for this plan was approximately $2.0 million in 2000, $1.8 million in 1999 and $1.4 million in 1998.

     Postretirement Medical Plans: The Company provides health care benefits for eligible retired U.S. employees under a comprehensive major medical plan or under health maintenance organizations where available. The majority of the Company's U.S. employees become eligible for retiree health benefits if they retire directly from the Company and have at least ten years of service. Generally, the major medical plan pays stated percentages of covered expenses after a deductible is met and takes into consideration payments by other group coverages and by Medicare. The plan requires retiree contributions under most circumstances and has provisions for cost-sharing changes. For employees retiring after 1991, the Company has capped its medical premium contribution based on employees' years of service. The Company funds the amount allowable under a 401(h) provision in the Company's defined benefit pension plan. Assets of the plan are comprised primarily of equity and debt securities.

     Net periodic postretirement medical benefit cost (credit) included the following components:

(IN THOUSANDS)                                              2000        1999        1998
--------------                                            --------    --------    --------
Service cost............................................  $    232    $    289    $    360
Interest cost...........................................       992       1,036       1,250
Expected return on plan assets..........................    (1,219)     (1,304)     (1,245)
Net amortization and deferral...........................    (1,516)     (1,022)       (402)
                                                          --------    --------    --------
                                                          $ (1,511)   $ (1,001)   $    (37)
                                                          ========    ========    ========

                       PERKINELMER, INC. AND SUBSIDIARIES

     The following table sets forth the changes in the postretirement medical plan's funded status and the amounts recognized in the Company's consolidated balance sheets at December 31, 2000 and January 2, 2000:

(IN THOUSANDS)                                                 2000       1999
--------------                                                -------    -------
Actuarial present value of accumulated benefit obligations:
  Retirees..................................................  $10,379    $13,672
  Active employees eligible to retire.......................      371        800
  Other active employees....................................    2,117      5,256
                                                              -------    -------
Accumulated benefit obligations at beginning of year........   12,867     19,728
                                                              -------    -------
Service cost................................................      232        289
Interest cost...............................................      992      1,036
Benefits paid...............................................   (1,196)    (1,204)
Actuarial loss (gain).......................................      430     (2,782)
Plan adjustments............................................      530         --
Settlement loss -- discontinued operations..................       --        381
Curtailment gain -- discontinued operations.................       --     (2,350)
Reduction of accumulated benefit obligations -- discontinued
  operations................................................       --     (2,231)
                                                              -------    -------
Change in accumulated benefit obligations during the year...      988     (6,861)
                                                              -------    -------
  Retirees..................................................   10,651     10,379
  Active employees eligible to retire.......................      400        371
  Other active employees....................................    2,804      2,117
                                                              -------    -------
Accumulated benefit obligations at end of year..............   13,855     12,867
                                                              -------    -------
Fair value of plan assets at beginning of year..............   14,474     15,255
Actual return on plan assets................................     (590)     3,214
Benefits paid and plan expenses.............................   (1,630)      (757)
Transfer out-discontinued operations........................       --     (3,238)
                                                              -------    -------
Fair value of plan assets at end of year....................   12,254     14,474
                                                              -------    -------
Fair value of plan assets less (greater) than accumulated
  benefit obligations.......................................    1,601     (1,605)
Unrecognized prior service costs............................     (489)        --
Unrecognized net gain.......................................    4,614      9,234
                                                              -------    -------
Accrued postretirement medical liability....................  $ 5,726    $ 7,629
                                                              =======    =======
Actuarial assumptions as of the year-end measurement date:
  Discount rate.............................................      7.5%       7.5%
  Expected rate of return on assets.........................      9.0%       9.0%
  Health care cost trend rate:
     First year.............................................      8.0%       9.0%
     Ultimate...............................................      5.5%       5.5%
     Time to reach ultimate.................................  3 years    4 years

     The accrued postretirement medical liability included $4.7 million and $6.6 million classified as long-term liabilities as of December 31, 2000 and January 2, 2000, respectively.

     If the health care cost trend rate was increased 1%, the accumulated postretirement benefit obligations would have increased by approximately $0.6 million at December 31, 2000. The effect of this increase on the annual cost for 2000 would have been approximately $42,000. If the health care cost trend rate was decreased 1%, the

                       PERKINELMER, INC. AND SUBSIDIARIES
accumulated postretirement benefit obligations would have decreased by approximately $0.5 million at December 31, 2000. The effect of this decrease on the annual cost for 2000 would have been approximately $37,000.

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

NOTE 17.  REIMBURSEMENT OF INVESTED CAPITAL

     In 1997, the Company received a $30.4 million payment as part of the negotiation of a joint development contract. This payment represented a $27 million reimbursement of previously invested capital, which will be amortized to income over the estimated life of the related assets, and a $3.4 million reimbursement of cost of capital, which was included in other income. The reimbursement, net of accumulated amortization, included in long-term liabilities was $11 million as of December 31, 2000 and $15.3 million as of January 2, 2000.

NOTE 18.  COMMITMENTS AND CONTINGENCIES

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

     In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $8.8 million as of December 31, 2000, representing management's estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to five years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company's financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

     The Company has received notices from the Internal Revenue Service (IRS) asserting deficiencies in federal corporate income taxes for the Company's 1985 to 1994 tax years. The total additional tax proposed by the IRS amounts to $74 million plus interest. The Company has filed petitions in the United States Tax Court to challenge most of the deficiencies asserted by the IRS. The Company believes that it has meritorious legal defenses to those

                       PERKINELMER, INC. AND SUBSIDIARIES
deficiencies and believes that the ultimate outcome of the case will not result in a material impact on the Company's consolidated results of operations or financial position.

NOTE 19.  RISKS AND UNCERTAINTIES

     For information concerning various investigations, claims, legal proceedings, environmental investigations and remedial actions, and notices from the IRS, see Note 18. For information concerning factors affecting future performance, see Management's Discussion and Analysis.

     Costs incurred under cost-reimbursable government contracts, primarily in the former Technical Services segment, which is presented as discontinued operations, are subject to audit by the government. The results of prior audits, completed through 1996, have not had a material effect on the Company.

     The Company's management and operations contracts with the DOE are presented as discontinued operations. The Company's last DOE management and operations contract expired on September 30, 1997. The Company is in the process of negotiating contract closeouts and does not anticipate incurring any material loss in excess of previously established reserves.

NOTE 20.  STOCKHOLDERS' EQUITY

     Stock-Based Compensation: Under the 1999 Incentive Plan, 3.5 million additional shares of the Company's common stock were made available for option grants, restricted stock awards, performance units and other stock-based awards. At December 31, 2000, 1.9 million shares of the Company's common stock were reserved for employee benefit plans.

     The Company has nonqualified and incentive stock option plans for officers and key employees. Under these plans, options may be granted at prices not less than 100% of the fair market value on the date of grant. Options expire 7-10 years from the date of grant, and options granted become exercisable, in ratable installments, over periods of 3-5 years from the date of grant. The Compensation Committee of the Board of Directors, at its sole discretion, may also include stock appreciation rights in any option granted. There are no stock appreciation rights outstanding under these plans.

     The following table summarizes stock option activity for the three years ended December 31, 2000:

                                             2000                      1999                      1998
                                    ----------------------    ----------------------    ----------------------
                                                 WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                     NUMBER       AVERAGE      NUMBER       AVERAGE      NUMBER       AVERAGE
(SHARES IN THOUSANDS)               OF SHARES      PRICE      OF SHARES      PRICE      OF SHARES      PRICE
---------------------               ---------    ---------    ---------    ---------    ---------    ---------
Outstanding at beginning of
  year............................    4,572       $23.53        3,300       $20.05        4,187       $19.64
Granted...........................    2,782        50.77        2,711        25.94          568        22.82
Exercised.........................   (1,862)       20.23       (1,109)       19.08       (1,209)       19.87
Lapsed............................     (667)       31.02         (330)       23.28         (246)       20.29
                                     ------                    ------                    ------
Outstanding at end of year........    4,809        39.03        4,572        23.53        3,300        20.05
                                     ======                    ======                    ======
Exercisable at end of year........    1,245        25.42        1,851        19.31        1,540        19.46
                                     ======                    ======                    ======

                       PERKINELMER, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 2000:

RANGE OF EXERCISE PRICES                           OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
------------------------                  --------------------------------------    ----------------------
                                                        WEIGHTED-
                                                         AVERAGE       WEIGHTED-                 WEIGHTED-
                                                        REMAINING       AVERAGE                   AVERAGE
                                          NUMBER OF    CONTRACTUAL     EXERCISE     NUMBER OF    EXERCISE
(SHARES IN THOUSANDS)                      SHARES      LIFE (YEARS)      PRICE       SHARES        PRICE
---------------------                     ---------    ------------    ---------    ---------    ---------
$ 3.11 -  21.63.........................      622          4.8          $19.53         375        $18.52
 21.75 -  27.75.........................    1,158          5.6           26.26         688         26.43
 28.44 -  39.72.........................    2,156          5.9           36.94         171         30.03
 40.63 - 118.56.........................      889          6.6           73.53          62         94.85

     During 2000, approximately 2,782,000 options were granted pursuant to the 1999 Incentive Plan at exercise prices ranging from $39.65 per share to $118.56 per share. During 1999, 1,611,000 options were granted pursuant to the 1992 Stock Option Plan at exercise prices ranging from $25.75 per share to $28.81 per share; 421,000 options were granted pursuant to the 1999 Incentive Plan at exercise prices ranging from $29.69 per share to $39.19 per share and 250,000 options were granted to an officer at an exercise price of $27.25 per share pursuant to a plan other than the 1992 and 1999 Plans. In connection with the acquisition of Lumen Technologies, Lumen options were converted into approximately 429,000 Company stock options, effective January 5, 1999. These options had an average exercise price of $14.47 per share and were fully vested. In January 1998, the Board of Directors granted 400,000 options to an officer at an exercise price of $21.19 per share; 200,000 options were granted pursuant to the 1992 Plan, and 200,000 options were granted pursuant to a plan other than the 1992 Plan. In addition, 167,500 options were granted pursuant to the 1992 Plan at various dates in 1998 at exercise prices ranging from $23.13 per share to $30.25 per share.

     The weighted-average fair values of options granted during 2000, 1999 and 1998 were $17.66, $9.14 and $6.83, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model:

                                                              2000         1999        1998
                                                            ---------    ---------    -------
Risk-free interest rate...................................        6.5%         4.9%       5.4%
Expected dividend yield...................................          2%           2%         2%
Expected lives............................................  3.7 years    5.5 years    6 years
Expected stock volatility.................................         46%          27%        27%

     In April 1999, the Company's stockholders approved the 1998 Employee Stock Purchase Plan, whereby participating employees currently have the right to purchase common stock at a price equal to 85% of the lower of the closing price on the first day or the last day of the six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee's voluntary contribution, which may not exceed 10% of base compensation. During 2000, the Company issued 210,144 shares under this plan at a weighted-average price of $43.68 per share. During 1999, the Company issued 358,000 shares under this plan at a weighted-average price of $22.14 per share. There remains available for sale to employees an aggregate of 1.9 million shares of the Company's stock out of 2.5 million shares authorized by the stockholders.

     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company continues to apply APB Opinion No. 25 in accounting for its stock option and stock purchase plans. As required, the following table

                       PERKINELMER, INC. AND SUBSIDIARIES
discloses pro forma net income and diluted earnings per share had compensation cost for the Company's stock-based compensation plans been determined based on the fair value approach:

(IN THOUSANDS EXCEPT PER SHARE DATA)                        2000        1999        1998
------------------------------------                       -------    --------    --------
Net income:
  As reported............................................  $90,520    $154,316    $102,002
  Pro forma..............................................   76,092     145,354     100,000
Diluted earnings per share:
  As reported............................................     1.77        3.31        2.22
  Pro forma..............................................     1.49        3.12        2.18

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

     Comprehensive Income: The components of accumulated other comprehensive income (loss) were as follows:

                                           FOREIGN CURRENCY                        ACCUMULATED OTHER
                                             TRANSLATION       UNREALIZED GAINS      COMPREHENSIVE
(IN THOUSANDS)                               ADJUSTMENTS        ON SECURITIES        INCOME (LOSS)
--------------                             ----------------    ----------------    -----------------
Balance, December 28, 1997...............      $ (4,380)            $ 523              $ (3,857)
Current year change......................         7,723              (137)                7,586
                                               --------             -----              --------
Balance, January 3, 1999.................         3,343               386                 3,729
Current year change......................       (17,804)               35               (17,769)
                                               --------             -----              --------
Balance, January 2, 2000.................       (14,461)              421               (14,040)
Current year change......................       (25,484)              482               (25,002)
                                               --------             -----              --------
Balance, December 31, 2000...............      $(39,945)            $ 903              $(39,042)
                                               ========             =====              ========

                       PERKINELMER, INC. AND SUBSIDIARIES

     The tax effects related to each component of other comprehensive income
(loss) were as follows:

                                                              BEFORE-TAX    TAX (PROVISION)    AFTER-TAX
(IN THOUSANDS)                                                  AMOUNT          BENEFIT         AMOUNT
--------------                                                ----------    ---------------    ---------
2000
Foreign currency translation adjustments....................   $(25,484)         $  --         $(25,484)
Unrealized gains on securities:
  Gains arising during the period...........................        673           (192)             481
  Reclassification adjustment...............................          1             --                1
                                                               --------          -----         --------
Net unrealized gains........................................        674           (192)             482
                                                               --------          -----         --------
Other comprehensive income (loss)...........................   $(24,810)         $(192)        $(25,002)
                                                               ========          =====         ========
1999
Foreign currency translation adjustments....................   $(17,804)         $  --         $(17,804)
Unrealized gains on securities:
  Gains arising during the period...........................        143            (50)              93
  Reclassification adjustment...............................        (89)            31              (58)
                                                               --------          -----         --------
Net unrealized gains........................................         54            (19)              35
                                                               --------          -----         --------
Other comprehensive income (loss)...........................   $(17,750)         $ (19)        $(17,769)
                                                               ========          =====         ========
1998
Gross foreign currency translation adjustments..............   $  4,608          $  --         $  4,608
Reclassification adjustment for translation losses realized
  upon sale of Sealol Industrial Seals......................      3,115             --            3,115
Unrealized losses on securities arising during the period...       (211)            74             (137)
                                                               --------          -----         --------
Other comprehensive income..................................   $  7,512          $  74         $  7,586
                                                               ========          =====         ========

NOTE 21.  FINANCIAL INSTRUMENTS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company believes it had no significant concentrations of credit risk as of December 31, 2000.

     In the ordinary course of business, the Company enters into foreign exchange forward contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, generally have maturities that do not exceed one month and have no cash requirements until maturity. Credit risk and market risk are minimal because the forward contracts are with very large banks, and gains and losses are offset against foreign exchange gains and losses on the underlying hedged transactions. Realized gains and losses on foreign currency instruments, which are hedges of committed transactions on assets and liabilities, are recognized at the time the underlying transaction is completed. Realized and unrealized gains and losses on forward contracts, which are not hedges of committed transactions, are recognized in income. The notional amount of outstanding forward contracts was approximately $190 million as of December 31, 2000 and $75 million at January 2, 2000. The carrying value as of December 31, 2000 and January 2, 2000, which approximated fair value, was not significant.

     See Notes 1, 12 and 14 for disclosures about fair values, including methods and assumptions, of other financial instruments.

                       PERKINELMER, INC. AND SUBSIDIARIES

NOTE 22.  LEASES

     The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for 2000, 1999 and 1998 amounted to $19 million, $19.2 million and $10.1 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $16.4 million in 2001, $8.3 million in 2002, $6.5 million in 2003, $5.3 million in 2004, $5 million in 2005 and $31 million after 2005.

NOTE 23.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

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

     Sales to U.S. government agencies, which were predominantly to the Department of Defense and NASA in the former Technical Services segment, which is reflected as discontinued operations in the accompanying financial statements (see Note 7), were $326 million and $524 million in 1999 and 1998, respectively.

     Sales and operating profit by segment for the three years ended December 31, 2000 are shown in the table below:

(IN THOUSANDS)                                            2000          1999         1998
--------------                                         ----------    ----------    --------
LIFE SCIENCES
Sales................................................  $  221,401    $  158,009    $134,635
Operating Profit (Loss)..............................      (3,636)       15,768       9,044
OPTOELECTRONICS
Sales................................................     496,851       447,681     274,506
Operating Profit (Loss)..............................      96,931        40,317      (4,133)
INSTRUMENTS
Sales................................................     725,261       532,128     185,038
Operating Profit (Loss)..............................      58,894       (19,323)      6,647

                       PERKINELMER, INC. AND SUBSIDIARIES

(IN THOUSANDS)                                            2000          1999         1998
--------------                                         ----------    ----------    --------
FLUID SCIENCES
Sales................................................     251,754       225,311     237,537
Operating Profit.....................................      45,071        31,078       3,887
OTHER
Sales................................................          --            --      22,666
Operating Profit (Loss)..............................     (10,685)       (1,188)    104,279
CONTINUING OPERATIONS
Sales................................................   1,695,267     1,363,129     854,382
Operating Profit.....................................     186,575        66,652     119,724

     The Company's Technical Services segment and former Department of Energy segment are presented as discontinued operations and, therefore, are not included in the preceding table. The results for the periods presented included certain nonrecurring items which are discussed in the Management's Discussion and Analysis section of this document.

     Additional information relating to the Company's operating segments is as follows:

                                           DEPRECIATION AND
                                         AMORTIZATION EXPENSE             CAPITAL EXPENDITURES
                                     -----------------------------    -----------------------------
(IN THOUSANDS)                        2000       1999       1998       2000       1999       1998
--------------                       -------    -------    -------    -------    -------    -------
Life Sciences......................  $17,719    $ 6,189    $ 5,059    $16,239    $ 7,465    $ 5,415
Optoelectronics....................   25,967     34,430     25,615     34,242     21,155     17,256
Instruments........................   23,940     17,292     10,573      8,266      6,555      8,382
Fluid Sciences.....................   10,663      7,093      6,042     10,895      4,515     10,325
Other..............................      859      1,111      1,221        956      1,402      3,111
                                     -------    -------    -------    -------    -------    -------
  Continuing operations............  $79,148    $66,115    $48,510    $70,598    $41,092    $44,489
                                     =======    =======    =======    =======    =======    =======
  Discontinued operations..........       --    $   841    $ 1,869         --    $ 1,341    $ 2,033
                                     =======    =======    =======    =======    =======    =======

                                                                    TOTAL ASSETS
                                                              ------------------------
(IN THOUSANDS)                                                   2000          1999
--------------                                                ----------    ----------
Life Sciences...............................................  $  600,168    $  125,025
Optoelectronics.............................................     512,395       448,453
Instruments.................................................     816,916       854,452
Fluid Sciences..............................................     123,096       102,421
Other.......................................................     207,604       184,289
                                                              ----------    ----------
                                                              $2,260,179    $1,714,640
                                                              ==========    ==========

                       PERKINELMER, INC. AND SUBSIDIARIES

     The following geographic area information for continuing operations includes sales based on location of external customer and net property, plant and equipment based on physical location:

                                                                      SALES
                                                       ------------------------------------
(IN THOUSANDS)                                            2000          1999         1998
--------------                                         ----------    ----------    --------
U.S. ................................................  $  797,587    $  661,609    $447,793
United Kingdom.......................................     111,676        71,493      47,794
Germany..............................................     102,439        98,787      67,647
Japan................................................      77,119        73,567      28,306
France...............................................      61,416        50,282      35,329
Italy................................................      55,563        56,433      17,565
Other Non-U.S. ......................................     489,467       350,958     209,948
                                                       ----------    ----------    --------
                                                       $1,695,267    $1,363,129    $854,382
                                                       ==========    ==========    ========

                                                              NET PROPERTY, PLANT AND
                                                                     EQUIPMENT
                                                              ------------------------
(IN THOUSANDS)                                                   2000          1999
--------------                                                ----------    ----------
U.S. .......................................................   $160,732      $133,812
Finland.....................................................     26,356        17,277
Canada......................................................     19,051        14,718
Germany.....................................................     14,137        21,570
United Kingdom..............................................     12,836        13,282
Other Non-U.S. .............................................     41,648        27,375
                                                               --------      --------
                                                               $274,760      $228,034
                                                               ========      ========

     Effectively all of the sales and net property, plant and equipment of the discontinued operations (consisting of the Technical Services segment and former DOE segment) were U.S. based.

NOTE 24.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Selected quarterly financial information follows:

                                              FIRST      SECOND     THIRD      FOURTH
(IN THOUSANDS EXCEPT PER SHARE DATA)         QUARTER    QUARTER    QUARTER    QUARTER       YEAR
------------------------------------         --------   --------   --------   --------   ----------
2000
Sales......................................  $402,286   $398,705   $431,863   $462,413   $1,695,267
Operating income (loss) from continuing
  operations...............................    35,888     51,465     30,702     68,520      186,575
Income (loss) from continuing operations
  before income taxes......................    27,313     43,530     17,608     56,038      144,489
Income (loss) from continuing operations...    16,243     31,120      2,080     36,624       86,067
Net income.................................    16,243     35,573      2,080     36,624       90,520
Basic earnings (loss) per share:
  Continuing operations....................       .34        .63        .04        .80         1.75
  Net income...............................       .34        .72        .04        .80         1.84
Diluted earnings (loss) per share:
  Continuing operations....................       .32        .61        .04        .75         1.68
  Net income...............................       .32        .70        .04        .75         1.77
Cash dividends per common share............       .14        .14        .14        .14          .56

                       PERKINELMER, INC. AND SUBSIDIARIES

                                              FIRST      SECOND     THIRD      FOURTH
(IN THOUSANDS EXCEPT PER SHARE DATA)         QUARTER    QUARTER    QUARTER    QUARTER       YEAR
------------------------------------         --------   --------   --------   --------   ----------
Market price of common stock:
  High.....................................     79.25      68.75     107.00     119.13       119.13
  Low......................................     39.06      50.00      62.13      89.06        39.06
  Close....................................     66.50      66.14     104.38     105.00       105.00
1999
Sales......................................  $243,217   $304,258   $388,413   $427,241   $1,363,129
Operating income (loss) from continuing
  operations...............................    17,028      1,940       (328)    48,012       66,652
Income (loss) from continuing operations
  before income taxes......................    12,396     (4,257)    (8,932)    45,663       44,870
Income (loss) from continuing operations...     8,042     (2,725)    (5,801)    28,855       28,371
Net income.................................    14,087      3,617    103,773     32,839      154,316
Basic earnings (loss) per share:
  Continuing operations....................       .18       (.06)      (.13)       .62          .62
  Net income...............................       .31        .08       2.27        .71         3.39
Diluted earnings (loss) per share:
  Continuing operations....................       .18       (.06)      (.13)       .61          .61
  Net income...............................       .31        .08       2.27        .69         3.31
Cash dividends per common share............       .14        .14        .14        .14          .56
Market price of common stock:
  High.....................................     30.19      36.25      39.94      45.00        45.00
  Low......................................     25.50      26.50      31.50      36.63        25.50
  Close....................................     26.75      35.75      38.75      41.69        41.69

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of PerkinElmer, Inc.:

     We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 2000 and January 2, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2000, January 2, 2000, and January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000, January 2, 2000 and January 3, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
---------------------------------------------------------
Boston, Massachusetts
January 25, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     a) DIRECTORS

     The information required by this Item with respect to Directors is contained in the Company's 2001 Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001 (the "2001 Proxy Statement") under the captions "Election of Directors" and "Information Relative to the Board of Directors and Certain of its Committees" and is herein incorporated by reference. The 2001 Proxy Statement, in definitive form, was filed electronically with the Securities and Exchange Commission in Washington, D.C on March 12, 2001.

     b) EXECUTIVE OFFICERS

     The information required by this item with respect to Executive Officers is contained in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is contained under the captions "Summary Compensation Table" up to and including "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Value Option Values" and Notes thereto in the 2001 Proxy Statement, and is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is contained under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2001 Proxy Statement, and is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is contained under the caption "Certain Transactions" in the 2001 Proxy Statement, and is herein incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

     1.  FINANCIAL STATEMENTS

        Included in Part II, Item 8:

           Consolidated Income Statements for the Three Years Ended December 31, 2000

           Consolidated Balance Sheets at December 31, 2000

          Consolidated Statements of Stockholders' Equity for the Three Years Ended
          December 31, 2000

          Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2000

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

     3.  EXHIBITS

  3.1 The Company's Restated Articles of Organization were filed with the Commission on March 30, 1999 as Exhibit 3.1 to the Company's Annual Report on Form 10-K and are herein incorporated by reference.
  3.2    Articles of Amendment to the Company's Restated Articles of
         Organization were filed with the Commission on November 5, 1999 as Exhibit 3 to the Report on Form 8-K and are herein incorporated by reference.
  3.3 The Company's By-Laws as amended and restated by the Board of Directors on April 27,1999 were filed with the Commission on March 28, 2000 as Exhibit 3.3 to the Company's Annual
         Report on Form 10-K for the fiscal year ended January 2, 2000 and are herein incorporated by reference.
  4.1 Specimen Certificate of the Company's Common Stock, $1 par value, was filed with the Commission on November 5, 1999 as
         Exhibit 4 to the Report on Form 8-K and is incorporated herein by reference.
  4.2 Form of Indenture dated June 28, 1995 between the Company and the First National Bank of Boston, as Trustee, was filed with the Commission as Exhibit 4.1 to EG&G's Registration
         Statement on Form S-3, File No. 33-59675 and is herein incorporated by reference.
  4.3    Form of Senior Indenture, dated August 7, 2000, between the
         Company and Bank One Trust Company, N.A., as Trustee, was filed with the Commission as Exhibit 4.1 to the Company's
         Registration Statement on Form S-3, File No. 333-71069, and is incorporated herein by reference.
  4.4 Form of Supplemental Indenture, dated August 7, 2000, between the Company and Bank One Trust Company, N.A., as
         Trustee, was filed with the Commission on August 4, 2000 as
         Exhibit 4.1 to the Company's Report on Form 8-K, and is incorporated herein by reference.
  4.5    Amended and Restated Rights agreement dated as of January
         30, 2001 between the Company and Mellon Investor Services
         LLC, as Rights Agent, is attached hereto as Exhibit 4.5.
*10.1 The Company's Supplemental Executive Retirement Plan revised as of April 19, 1995 was filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and is herein incorporated by reference.

*10.2    The Company's 1999 INCENTIVE PLAN was filed with the
         Commission on April 2, 1999 as Exhibit B to the Company's
         Definitive Proxy Statement on Schedule 14A and is herein
         incorporated by reference.
 10.3    $100,000,000 Competitive Advance and Revolving Credit
         Facility Agreement (referred to as the "Credit Agreement")
         dated as of March 2, 2001 among the Company, the Lenders
         Named Herein and The Chase Manhattan Bank as Administrative
         Agent, is attached hereto as Exhibit 10.3.
 10.4    $300,000,000 364-Day Amended and Restated Competitive
         Advance and Revolving Credit Facility Agreement dated as of
         March 2, 2001 among the Company, the Lenders Named Herein
         and The Chase Manhattan Bank as Administrative Agent is
         attached hereto as Exhibit 10.4.
*10.5    Employment Contracts:
         (1) Employment contract between Gregory L. Summe and the
         Company dated January 8, 1998, as amended by an amendment
             dated November 5, 1999, was filed as Exhibit 10.5 (a) to
             the Company's Annual Report on Form 10-K for the fiscal
             year ended January 2, 2000 and is herein incorporated by
             reference. Said contract was further amended by a Second
             Amendment dated March 3, 2000 which is attached hereto
             as Exhibit 10.5(a).
         (2) Employment contract between Robert F. Friel and the
         Company dated November 18, 1999 is attached hereto as
             Exhibit 10.5(b).
         (3) Employment contract between Terrance L. Carlson and the
             Company dated June 1, 1999.
         (4) Employment contract between Richard F. Walsh and the
             Company dated July 1999.
         (5) Employment contract between Robert A. Barrett and the
             Company dated July 23, 1999.
         (6) Employment contract between Patrik Dahlen and the
             Company dated October 1, 1999.
         (7) Employment contract between John J. Engel and the
             Company dated December 1, 1999.
         (8) Employment contract between Stephen P. DeFalco and the
             Company dated October 23, 2000.
         Except for the name of the officer in the employment
         contracts identified by numbers 2 through and including 8
         the form of said employment contracts is identical in all
         material respects. The employment contract, as amended,
         identified by number 1 is substantially similar to the
         contracts identified by numbers 2 through 8 although that it provides for a longer contract term, three years as opposed to one year. The employment contract between Robert F. Friel and the Company is representative of the employment
         contracts of the executive officers listed in numbers 2
         through and including 8 and is attached hereto as Exhibit
         10.5(b).
*10.6    The Company's 1982 INCENTIVE STOCK OPTION PLAN was filed as
         Exhibit 4(v) to the Company's Registration Statement on Form
         S-8, File No. 33-36082 and is herein incorporated by
         reference.
*10.7    The Company's 1992 STOCK OPTION PLAN was filed as Exhibit
         4(vi) to EG&G's Registration Statement on Form S-8, File No.
         333-32059 and is herein incorporated by reference.
*10.8    The Company's 1998 EMPLOYEE STOCK PURCHASE PLAN was filed
         with the Commission on March 30, 1999 as Exhibit 10.8 to the
         Company's Annual Report on Form 10-K and is herein
         incorporated by reference.
 21      Subsidiaries of the Registrant is attached hereto as Exhibit
         21.
 23      Consent of Independent Public Accountants (appears on
         signature page).
 24      Power of Attorney (appears on signature page).

---------------
* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

(b) REPORTS ON FORM 8-K

     None.

(c) PROXY STATEMENT

     The Company's 2001 Proxy Statement, in definitive form, was filed electronically on March 12, 2001, with the Securities and Exchange Commission in Washington, D.C. pursuant to the Commission's Rule 14a-6.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULES

To PerkinElmer, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of PerkinElmer, Inc. included in this Form 10-K and have issued our report thereon dated January 25, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
----------------------------------
Arthur Andersen LLP
Boston, Massachusetts
January 25, 2001

                                  SCHEDULE II

                       PERKINELMER, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                          BALANCE AT                                              BALANCE
                                         BEGINNING OF                  CHARGES/                   AT END
DESCRIPTION                                  YEAR        PROVISIONS    WRITEOFFS     OTHER        OF YEAR
-----------                              ------------    ----------    ---------    --------      -------
RESERVE FOR DOUBTFUL ACCOUNTS
Year Ended January 3, 1999.............    $ 4,710        $ 1,084      $   (960)    $   (434)(a)  $ 4,400
Year Ended January 2, 2000.............    $ 4,400        $ 2,569      $ (1,302)    $  7,261(b)   $12,928
Year Ended December 31, 2000...........    $12,928        $ 5,957      $ (3,165)    $   (742)(c)  $14,978
ACCRUED RESTRUCTURING COSTS
Year Ended January 3, 1999.............    $ 3,025        $50,027      $(23,483)    $  5,000(d)   $34,569
Year Ended January 2, 2000.............    $34,569        $11,520(f)   $(32,525)    $ 28,195(e)   $41,759
Year Ended December 31, 2000...........    $41,759        $ 4,105(h)   $(22,300)    $ 29,780(g)   $53,344

---------------
(a) Includes reserves for doubtful accounts of $1,371 related to companies acquired in 1998.

(b) Includes reserve for doubtful accounts of $6,500 related to AI acquired in 1999.

(c) Includes reserve for doubtful accounts of $1,888 related to a company acquired in 2000.

(d) Represents accrued restructuring costs of $5,000 related to Lumen acquired in 1998.

(e) Represents accrued restructuring costs of $28,195 related to AI acquired in 1999.

(f) Includes a $23,500 restructuring charge related to the 1999 plan and an $11,980 reversal related to the 1998 plan.

(g) Includes approximately $24 million, net and $4 million related to the acquisitions of AI and NEN, respectively.

(h) Includes $15.1 million related to the 2000 plan and net reversals related to the 1998 and 1999 plans totaling $11 million.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation by reference of our reports dated January 25, 2001, included in this Form 10-K, into Registration Statements previously filed by PerkinElmer, Inc. on, respectively, Form S-8, File No. 2-98168; Form S-8, File No. 33-36082; Form S-8, File No. 33-35379; Form S-8, File No. 33-49898; Form S-8, File No. 33-57606;
Form S-8, File No. 33-54785; Form S-8, File No. 33-62805; Form S-8, File No. 333-8811; Form S-8, File No. 333-32059; Form S-8, File No. 333-32463; Form S-3,
File No. 33-59675; Form S-8, File No. 333-50953; Form S-8, File No. 333-56921;
Form S-8, File No. 333-58517; Form S-8, File No. 333-61615; Form S-8, File No. 333-65367; Form S-8, File No. 333-69115; Form S-8, File No. 333-70977; Form S-3,
File No. 333-71069; Form S-8, File No. 333-81759; Form S-4, File No. 333-91535
and Form S-8, File No. 333-30150.

/s/ ARTHUR ANDERSEN LLP
---------------------------------------------------------
Arthur Andersen LLP
Boston, Massachusetts
March 26, 2001

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

                                       PERKINELMER, INC.

                     SIGNATURE                                       TITLE                        DATE
                     ---------                                       -----                        ----
By: /s/ GREGORY L. SUMME                             Chairman of the Board, Chief Executive  March 26, 2001
                                                     Officer and President (Principal
--------------------------------------------------   Executive Officer)
    Gregory L. Summe

By: /s/ ROBERT F. FRIEL                              Senior Vice President and Chief         March 26, 2001
                                                     Financial Officer (Principal Financial
--------------------------------------------------   Officer and Principal Accounting
    Robert F. Friel                                  Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

                     SIGNATURE                                       TITLE                        DATE
                     ---------                                       -----                        ----
By: /s/ TAMARA J. ERICKSON                           Director                                March 26, 2001
--------------------------------------------------
    Tamara J. Erickson

By: /s/ KENT F. HANSEN                               Director                                March 26, 2001
--------------------------------------------------
    Kent F. Hansen

By: /s/ JOHN F. KEANE                                Director                                 March 26,2001
--------------------------------------------------
    John F. Keane

By: /s/ NICHOLAS A. LOPARDO                          Director                                March 26, 2001
--------------------------------------------------
    Nicholas A. Lopardo

By: /s/ GRETA E. MARSHALL                            Director                                March 26, 2001
--------------------------------------------------
    Greta E. Marshall

By: /s/ GABRIEL SCHMERGEL                            Director                                March 26, 2001
--------------------------------------------------
    Gabriel Schmergel

By: /s/ MICHAEL C. RUETTGERS                         Director                                March 26, 2001
--------------------------------------------------
    Michael C. Ruettgers

By: /s/ GREGORY L. SUMME                             Director                                March 26, 2001
--------------------------------------------------
    Gregory L. Summe

By: /s/ JOHN LARKIN THOMPSON                         Director                                March 26, 2001
--------------------------------------------------
    John Larkin Thompson

By: /s/ G. ROBERT TOD                                Director                                March 26, 2001
--------------------------------------------------
    G. Robert Tod

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT NAME
-------                           ------------
 3.1      The Company's Restated Articles of Organization were filed with the Commission on March 30, 1999 as Exhibit 3.1 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended January 3, 1999 and are herein incorporated by
          reference.
 3.2      Articles of Amendment to the Company's Restated Articles of
          Organization were filed with the Commission on November 5,
          1999 as Exhibit 3 to the Company's Report on Form 8-K and
          are herein incorporated by reference.
 3.3      The Company's By-Laws as amended and restated by the Board of Directors on April 27, 1999 were filed with the
          Commission on March 28, 2000 as Exhibit 3.3 to the Company's
          Annual Report on Form 10-K for the fiscal year ended January
          2, 2000 and are herein incorporated by reference.
 4.1      Specimen Certificate of the Company's Common Stock, $1 par
          value, was filed with the Commission on November 5, 1999 as
          Exhibit 4 to the Company's Report on Form 8-K and is herein incorporated by reference.
 4.2      Form of Indenture dated June 28,1995 between the Company and the First National Bank of Boston, as Trustee, was filed
          with the Commission as Exhibit 4.1 to the Company's
          Registration Statement on Form S-3, File No. 33-59675 and is
          herein incorporated by reference.
 4.3      Form of Senior Indenture, dated August 7, 2000, between the
          Company and Bank One Trust Company, N.A., as Trustee, was
          filed with the Commission as Exhibit 4.1 to the Company's
          Registration Statement on Form S-3, File No. 333-71069, and
          is incorporated herein by reference.
 4.4      Form of Supplemental Indenture, dated August 7, 2000,
          between the Company and Bank One Trust Company, N.A., as
          Trustee, was filed with the Commission on August 4, 2000 as
          Exhibit 4.1 to the Company's Report on Form 8-K, and is
          incorporated herein by reference.
 4.5      Amended and Restated Rights Agreement dated as of January
          30, 2001 between the Company and Mellon Investor Services
          LLC, as Rights Agent, is attached hereto as Exhibit 4.5.
10.1      The Company's Supplemental Executive Retirement Plan revised as of April 19, 1995 was filed as Exhibit 10.1 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1995, and is herein incorporated by
          reference.
10.2      The Company's 1999 INCENTIVE PLAN was filed with the
          Commission on April 2, 1999 as Exhibit B to the Company's
          Definitive Proxy Statement on Schedule 14A and is herein
          incorporated by reference.
10.3      $100,000,000 Competitive Advance and Revolving Credit
          Facility Agreement dated as of March 2, 2001 among the
          Company, the Lenders Named Herein and The Chase Manhattan
          Bank as Administrative Agent is attached hereto as Exhibit
          10.3.
10.4      $300,000,000 364-Day Amended and Restated Competitive
          Advance and Revolving Credit Facility Agreement dated as of
          March 2, 2001 among the Company, the Lenders Named Herein
          and The Chase Manhattan Bank as Administrative Agent, is
          attached hereto as Exhibit 10.4.
10.5(a)   Employment Contract between the Company and Gregory L. Summe dated January 8, 1998, as amended by an amendment dated
          November 5, 1999, was filed with the Commission on March 28,
          2000 as Exhibit 10.5(a) to the Company's Annual Report on
          Form 10-K for the fiscal year ended January 2, 2000 and is herein incorporated by reference. Said contract was further amended by a Second Amendment dated March 3, 2001 which is attached hereto as Exhibit 10.5(a).
10.5(b)   Employment Contract between the Company and Robert F. Friel dated November 18, 1999 is attached hereto as Exhibit
          10.5(b).
10.6      The Company's 1982 INCENTIVE STOCK OPTION PLAN was filed as
          Exhibit 4(v) to the Company's Registration Statement on Form
          S-8, File No. 33-36082 and is herein incorporated by
          reference.
10.7      The Company's 1992 STOCK OPTION PLAN was filed as Exhibit
          4(vi) to the Company's Registration Statement on Form S-8,
          File No. 333-32059 and is herein incorporated by reference.

EXHIBIT
NUMBER                            EXHIBIT NAME
-------                           ------------
10.8      The Company's 1998 EMPLOYEE STOCK PURCHASE PLAN was filed
          with the Commission on March 30, 1999 as Exhibit 10.8 to the
          Company's Annual Report on Form 10-K and is herein
          incorporated by reference.
21        Subsidiaries of the Registrant is attached hereto as Exhibit
          21.
23        Consent of Independent Public Accountants (appears on
          signature page).
24        Power of Attorney (appears on signature page).