Form 10-Q
period 2001-04-01
PERKINELMER INC
filed 2001-05-15
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

or

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

(781) 237-5100

(Registrant’s telephone number, including area code)

NONE

(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes    No

      Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2001

Common Stock, $1 par value	50,464,492 (Excluding treasury shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended

	April 1,	April 2,
(In thousands except per share data)	2001	2000

Sales	$425,697	$402,286

Cost of Sales	246,804	246,715

Research and Development Expenses	23,856	21,300

In-Process Research and Development Charges	2,493	8,100

Selling, General and Administrative Expenses	106,737	95,679

Restructuring Charges (Credits), Net	(1,500)	2,400

Gains on Dispositions	(3,887)	(7,796)

Operating Income From Continuing Operations	51,194	35,888

Other Expense, Net	(13,735)	(8,575)

Income From Continuing Operations Before Income Taxes	37,459	27,313

Provision for Income Taxes	13,963	11,070

Net Income	$23,496	$16,243

Earnings Per Share:

Basic	$.47	$.34

Diluted	.45	.32

Weighted Average Shares of Common Stock Outstanding:

Basic	50,007	48,463

Diluted	52,050	50,411

Cash Dividends Per Common Share	$.14	$.14

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 1,	December 31,
(In thousands except share data)	2001	2000

	(Unaudited)

Current Assets:

Cash and Cash Equivalents	$136,658	$125,551

Accounts Receivable	349,467	359,068

Inventories	249,916	230,766

Other Current Assets	217,726	177,676

Total Current Assets	953,767	893,061

Property, Plant and Equipment:

At Cost	561,394	550,040

Accumulated Depreciation and Amortization	(284,920)	(275,280)

Net Property, Plant and Equipment	276,474	274,760

Investments	36,497	36,730

Intangible Assets	943,987	951,441

Other Assets	72,403	104,187

Total Assets	$2,283,128	$2,260,179

Current Liabilities:

Short-Term Debt	$228,304	$186,206

Accounts Payable	155,334	151,805

Accrued Restructuring Costs	41,424	53,344

Accrued Expenses	301,216	326,244

Total Current Liabilities	726,278	717,599

Long-Term Debt	585,661	583,337

Long-Term Liabilities	232,031	230,854
Contingencies

Stockholders’ Equity:

Preferred Stock — $1 par value, authorized 1,000,000 shares; none issued or outstanding	—	—

Common Stock — $1 par value, authorized 100,000,000 shares; issued 61,454,000 shares at April 1, 2001 and at December 31, 2000	61,454	61,454

Capital in Excess of Par Value	106,214	98,514

Retained Earnings	852,427	835,917

Accumulated Other Comprehensive Loss	(57,829)	(39,042)

Cost of Shares Held in Treasury — 11,575,400 shares at April 1, 2001 and 11,680,000 shares at December 31, 2000.	(223,108)	(228,454)

Total Stockholders’ Equity	739,158	728,389

Total Liabilities and Stockholders’ Equity	$2,283,128	$2,260,179

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended

	April 1,	April 2,
(In thousands)	2001	2000

Operating Activities:

Net income	$23,496	$16,243

Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:

In-process research and development charges	2,493	8,100

Noncash portion of restructuring	(1,800)	—

Amortization of debt discount and issuance costs	5,072	—

Depreciation and amortization	22,305	18,956

Gains on dispositions and sales of investments, net	(3,916)	(8,454)

Changes in assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:

Accounts receivable	5,757	8,519

Inventories	(22,971)	(16,792)

Accounts payable and accrued expenses	(10,427)	(11,883)

Accrued restructuring costs	(9,803)	1,397

Other assets and liabilities	(453)	(3,752)

Net Cash Provided by Operating Activities	9,753	12,334

Investing Activities:

Capital expenditures	(15,793)	(14,744)

Proceeds from dispositions of businesses and sales of property, plant and equipment, net	356	23,297

Cost of acquisitions, net of cash acquired	(11,310)	13,656

Purchases of investments	(6,942)	(15,007)

Other	—	47

Net Cash Provided by (Used in) Continuing Operations	(33,689)	7,249

Net Cash Used in Discontinued Operations	(1,349)	(1,340)

Net Cash Provided by (Used in) Investing Activities	(35,038)	5,909

Financing Activities:

Increase in commercial paper borrowings	43,000	40,000

Decrease in other debt	(2,999)	(81,721)

Proceeds from issuance of common stock	8,368	19,014

Purchases of common stock	(793)	(358)

Cash dividends	(7,015)	(6,747)

Net Cash Provided by (Used in) Financing Activities	40,561	(29,812)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,169)	(3,078)

Net Increase (Decrease) in Cash and Cash Equivalents	11,107	(14,647)

Cash and Cash Equivalents at Beginning of Period	125,551	126,650

Cash and Cash Equivalents at End of Period	$136,658	$112,003

Supplemental Disclosures of Noncash Investing and Financing Activities:

Common stock and options issued in connection with the acquisition of Vivid Technologies, Inc	$—	$65,937

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Nature of Operations

      PerkinElmer, Inc. is a high-technology company operating in four businesses — Life Sciences, Optoelectronics, Instruments and Fluid Sciences. The Company has operations in over 100 countries and is a component of the S&P 500 Index.

      The operating segments and their principal products and services are:

      Life Sciences:  Helps solve the complex analytical problems encountered in drug discovery and genetic screening laboratories by providing solutions including measuring instrumentation with interfacing software and a wide range of reagents and consumables. Within the field of drug discovery, Life Sciences focuses on customers engaged in pharmaceutical, biotechnology and academia laboratory research and has a strong presence in research and high throughput screening technologies. In genetic screening, the subject of the screen is a human patient, typically a large number of patients. Customers include public health authorities in the United States and around the world.

      Optoelectronics:  Produces a broad spectrum of optoelectronic products, including high-volume and high-performance specialty lighting sources, detectors, optical fiber communication components, emitters and receivers, mux arrays, imaging devices and large area amorphous silicon detectors.

      Instruments:  Develops, manufactures and markets sophisticated analytical instruments and imaging detection systems for research laboratories, academia, medical institutions, government agencies and a wide range of industrial applications designed to provide industry-specific “sample to answer” solutions. Analytical Instruments provides world class analytical solutions employing technologies such as molecular and atomic spectroscopies, high pressure liquid chromatography, gas chromatography, and thermal and elemental analysis. Detection Systems provides a broad range of products, including walk through weapons detection systems, advanced explosive detection systems, and large cargo inspection systems.

      Fluid Sciences:  Solves critical sealing and sealing system needs for customers in aerospace, semiconductor processing and power generation equipment manufacturing. Provides proprietary coating services and testing for semiconductor process equipment, OEMs and users. The Company designs and manufactures static and dynamic seals, sealing systems, solenoid valves, bellows devices, coatings, advanced pneumatic components, systems and assemblies and sheet metal-formed products for original equipment manufacturers and end users. These products improve equipment efficiency and reliability, lower cost-of-ownership of equipment, reduce harmful emissions and prevent contamination.

(2) Basis of Presentation

      The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report for the fiscal year ended December 31, 2000, filed on Form 10-K with the SEC (the “2000 Form 10-K”). The balance sheet amounts at December 31, 2000 in this report were extracted from the Company’s audited 2000 financial statements included in the 2000 Form 10-K. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expenses during the reporting period. The results of operations for the three months ended April 1, 2001 are not necessarily indicative of the results for the entire fiscal year.

(3) Acquisitions

      On January 14, 2000, the Company completed its acquisition of Vivid Technologies, Inc. (Vivid) for an aggregate purchase price of approximately $67 million. Details of the transaction are discussed more fully in the 2000 Form 10-K.

      On July 31, 2000, the Company completed its acquisition on NEN Life Sciences, Inc. (NEN), a provider of state-of-the-art drug discovery products, services, reagents and technologies to the life sciences industry. Details of the transaction and pro forma financial information were reported on a Current Report on Form 8-K filed with the SEC on August 1, 2000 and in the 2000 Form 10-K. The Company purchased NEN from an investor group led by Genstar Capital LLC for an aggregate purchase price of approximately $400 million. In connection with the acquisition, the Company paid approximately $350 million in cash and issued warrants to purchase approximately 300,000 shares of the Company’s common stock in exchange for all outstanding shares, options and warrants of NEN. In addition, the Company repaid approximately $50 million of outstanding indebtedness of NEN. The Company financed the acquisition and repayment of the outstanding indebtedness with $410 million of commercial paper borrowings with a weighted-average interest rate of 7%. These short-term borrowings were repaid in early August with proceeds from the issuance of long-term convertible debentures.

      NEN’s operations, included in the consolidated results of the Company from the date of acquisition, are reported in the Life Sciences segment. The acquisition was accounted for as a purchase under Accounting Principles Board (APB) Opinion No. 16, Business Combinations. In accordance with APB Opinion No. 16, the Company allocated the purchase price of NEN based on the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price has not yet been finalized, however, the Company does not expect material changes. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included approximately $24.3 million for acquired in-process research and development (R&D) for projects that had not reached technological feasibility as of the acquisition date and for which no alternative use existed. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects; these costs were expensed in the third quarter of 2000. Other acquired intangibles totaling $75.9 million included the fair value of trade names, trademarks, patents and developed technology. Goodwill of $270.8 million resulting from the acquisition of NEN is being amortized over 20 years. Approximately $4 million has been recorded as accrued restructuring costs in connection with the acquisition of NEN. The restructuring plans include initiatives to integrate the operations of the Company and NEN, and reduce overhead. The primary components of these plans related to employment costs, consolidation of certain facilities, and the termination of certain leases and other contractual obligations. The Company will finalize these plans during fiscal 2001, and the majority of the restructuring actions are expected to occur during fiscal 2001.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of NEN’s purchase price and preliminary allocation are as follows:

(In thousands)

Consideration and acquisition costs:

Cash paid to NEN	$348,918

Debt assumed	48,262

Acquisition costs	13,647

Fair value of warrants issued	6,940

Total	$417,767

Preliminary allocation of purchase price:

Current assets	$34,327

Property, plant & equipment	59,755

Other assets	739

Identifiable intangible assets	75,900

In-process R&D	24,300

Goodwill	270,790

Liabilities	(48,044)

Total	$417,767

      Unaudited pro forma operating results for the Company for the three months ended April 2, 2000, assuming the acquisition of NEN was completed as of January 3, 2000, would be as follows: Sales of $431.3 million; net income of $8.4 million; basic and diluted earnings of $.17 per share.

      The unaudited pro forma financial information is provided for informational purposes only. It is not necessarily indicative of the Company’s operating results that would have occurred had the acquisitions been consummated on the date for which the consummation of the acquisitions is being given effect, nor is it necessarily indicative of the Company’s future operating results. The unaudited pro forma financial information does not give effect to acquisitions, other than NEN, does not adjust for businesses divested or exited, nor does it adjust for foreign exchange. The pro forma amounts exclude acquisition related charges of $24.3 million for purchased in-process R&D related to NEN. Pro forma amounts for the Vivid acquisition are not included as their effect is not material to the Company’s consolidated financial statements.

(4) Restructuring Charges

      Consistent with the strategic direction of the Company and concurrent with the reevaluation of existing restructuring plans at the time, the Company developed additional plans during the third quarter of 1999 to restructure certain businesses to continue to improve the Company’s performance. These plans resulted in a pre-tax restructuring charge of $23.5 million recorded in the third quarter of 1999. The specific details of the actions and charges by operating segment are discussed more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

      As a result of a strategic review of the businesses to be restructured in the Company’s Fluid Sciences segment, continued aggressive actions during the first quarter of 2001 by the Company to improve the cost structure of the respective businesses, and lower than anticipated costs related to employee separation costs, the Company adjusted its original estimate of restructuring costs and recorded a credit of $1.5 million during the first quarter of 2001.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring activity related to the 1999 plan:

Three Months Ended
(In millions)	April 1, 2001

Accrued restructuring costs at beginning of period	$5.9

Provisions	—

Charges	(0.5)

Reversals	(1.5)

Accrued restructuring costs at end of period	$3.9

      During the fourth quarter of 2000, the Company reevaluated its 1999 restructuring plan due to the substantial completion of the respective actions and the continuing transformation of the portfolio of businesses during 2000. This resulted in the recording of a pre-tax restructuring charge of $15.1 million for actions to be completed in 2001 (the “2000 plan”). These charges related to the Company’s Life Sciences and Optoelectronics segments. The principal actions in the restructuring plans included close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower cost geographic locations, disposal of underutilized assets and general cost reductions. Details of the 2000 plan are discussed more fully in the 2000 Form 10-K.

      The following table summarizes the restructuring activity related to the 2000 plan:

Three Months Ended
(In millions)	April 1, 2001

Accrued restructuring costs at beginning of period	$15.1

Provisions	—

Charges	(3.9)

Accrued restructuring costs at end of period	$11.2

      The Company finalized its restructuring plans related to its acquisition of the Analytical Instruments Division (AI) of PE Corp. (May 1999) during 2000. Additionally, the Company recorded approximately $4 million as accrued restructuring costs in connection with the NEN acquisition in August 2000. These plans include actions primarily to integrate the operations of the acquired businesses and improve their cost structures through consolidation or shutdown of certain facilities, workforce and overhead reductions and the termination of certain leases and other contractual obligations. The majority of the remaining restructuring actions are expected to occur through fiscal 2001.

      The following table summarizes the restructuring activity related to the AI and NEN acquisitions:

Three Months Ended
(In millions)	April 1, 2001

Accrued restructuring costs at beginning of period	$32.3

Provisions, through purchase accounting	—

Charges	(6.0)

Accrued restructuring costs at end of period	$26.3

      Cash outlays during the three months ended April 1, 2001 were $9.8 million for all of these plans. The Company expects to incur at least $20 to $25 million of cash outlays in connection with these plans throughout fiscal 2001. Most of the actions remaining at April 1, 2001 are expected to occur in fiscal 2001.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)  Gains on Dispositions

      During the first quarter of 2000, the Company sold its micromachined sensors and specialty semiconductor businesses for cash of $24.3 million, resulting in a pre-tax gain of $6.7 million. Combined financial results of the divested businesses for the first quarter of 2000 were not material to the consolidated results of the Company. During the first quarter of 2000, primarily in connection with the 1999 disposition of the Company’s Structural Kinematics business, the Company recognized $1.1 million of pre-tax gains from the previously deferred sales proceeds as a result of the favorable resolution of certain events and contingencies.

      When supported by representations and warranties in the purchase and sale agreements related to businesses sold, the Company appropriately defers sales proceeds and records reserves for the contingencies related to the respective representations and warranties. A portion or all of the deferred gain is recorded in the period in which the respective representations and warranties expire, lapse or are favorably settled by the Company. During the first quarter of 2001, the Company recognized previously deferred pre-tax deferred gains of $3.9 million. These gains related to certain businesses previously divested by the Company and were comprised of the following: $1 million related to the 1998 disposition of its Rotron division; approximately $2 million related to the 1999 disposition of its KT Aerofab and Structural Kinematics businesses; and approximately $1 million related to the 2000, disposition of its IC Sensors business.

(6)  Other Expense

      Other expense, net, consisted of the following:

	Three Months Ended

	April 1,	April 2,
(In thousands)	2001	2000

Interest income	$1,096	$775

Interest expense	(11,205)	(8,532)

Other	(3,626)	(818)

	$(13,735)	$(8,575)

      This net increase in other expense was due primarily to the higher interest expense on increased debt levels resulting from acquisitions.

(7)  Accounts Receivable

      Accounts receivable were net of reserves for doubtful accounts of $12.6 million and $15.0 million as of April 1, 2001 and December 31, 2000, respectively.

(8)  Inventories

      Inventories consisted of the following:

	April 1,	December 31,
(In thousands)	2001	2000

Finished goods	$101,359	$88,508

Work in progress	60,286	56,482

Raw materials	88,271	85,776

	$249,916	$230,766

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)  Property, Plant and Equipment

      Property, plant and equipment, at cost, consisted of the following:

	April 1,	December 31,
(In thousands)	2001	2000

Land	$25,731	$26,058

Buildings and leasehold improvements	147,220	143,402

Machinery and equipment	388,443	380,580

	$561,394	$550,040

(10)  Intangible Assets

      Intangible assets consist mainly of goodwill from acquisitions accounted for using the purchase method of accounting, representing the excess of cost over the fair market value of the net assets of the acquired businesses. Goodwill is being amortized over periods of 10 to 40 years. Goodwill, net of accumulated amortization, was $682 million and $688 million at April 1, 2001 and December 31, 2000, respectively. Other identifiable intangible assets from acquisitions include patents, trademarks, trade names and developed technology and are being amortized over periods of 10 to 40 years. Other identifiable intangible assets, net of accumulated amortization, were $262 million and $263 million at April 1, 2001 and December 31, 2000, respectively.

      Intangible assets consisted of the following:

	April 1,	December 31,
(In thousands)	2001	2000

Goodwill	$744,712	$744,607

Other identifiable intangible assets	307,125	304,300

	1,051,837	1,048,907

Accumulated amortization	(107,850)	(97,466)

	$943,987	$951,441

(11) Debt

      Short-term debt at April 1, 2001 was $228 million and was comprised primarily of commercial paper borrowings of $220 million. In March 2001, the Company’s $300 million revolving credit facility was refinanced and will now expire in March 2002. The Company also refinanced the existing $100 million revolving credit facility which now expires in March 2006. These agreements, serve as backup facilities for the commercial paper borrowings. There were no amounts outstanding under these lines at April 1, 2001 or December 31, 2000.

      Long-term debt at April 1, 2001 was approximately $586 million, consisting of $115 million of unsecured notes which mature in 2005 and $471 million of convertible debentures. In early August 2000, the Company sold zero coupon senior convertible debentures with an aggregate purchase price of $460 million. The Company used the offering’s net proceeds of approximately $448 million to repay a portion of its commercial paper borrowings, which had been increased temporarily to finance the NEN acquisition. Deferred issuance costs of $12 million were recorded as a noncurrent asset and are being amortized over three years. The debentures, which were offered by a prospectus supplement pursuant to the Company’s effective shelf registration statement, are due August 2020 and were priced with a yield to maturity of 3.5%. At maturity, the Company will repay $921 million, comprised of $460 million of original purchase price plus accrued original issue discount. The Company may redeem some or all of the debentures at any time on or after August 7, 2003

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at a redemption price equal to the issue price plus accrued original issue discount through the redemption date. Holders of the debentures may require the Company to repurchase some or all of the debentures in August 2003 and August 2010, or at any time when there is a change in control of the Company, as is customary and ordinary for debentures of this nature, at a repurchase price equal to the initial price plus accrued original issue discount through the date of repurchase. The debentures are currently convertible into 5.4 million shares of the Company’s common stock at approximately $85 per share. Conversion of the debentures was not assumed in the computation of diluted earnings per share because the effect of conversion would have been antidilutive.

(12) Accrued Expenses

      Accrued expenses consisted of the following:

	April 1,	December 31,
(In thousands)	2001	2000

Payroll and incentives	$21,561	$43,064

Employee benefits	50,027	48,495

Federal, non-U.S. and state income taxes	51,145	42,292

Other accrued operating expenses	178,483	192,393

	$301,216	$326,244

(13) Comprehensive Income

      Comprehensive income consisted of the following:

	Three Months Ended

	April 1,	April 2,
(In thousands)	2001	2000

Net income	$23,496	$16,243

Other comprehensive income (loss), net of tax:

Gross foreign currency translation adjustments	(14,577)	(10,793)

Unrealized gains (losses) on securities	(4,210)	70

	(18,787)	(10,723)

Comprehensive income	$4,709	$5,520

      The components of accumulated other comprehensive loss were as follows:

	April 1,	December 31,
(In thousands)	2001	2000

Foreign currency translation adjustments	$(54,524)	$(39,945)

Unrealized gains on securities	(3,305)	903

Accumulated other comprehensive loss	$(57,829)	$(39,042)

(14) Industry Segment Information

      The Company’s businesses are reported as four reportable segments which reflect the Company’s management and structure under four strategic business units (SBUs). The segments’ principal products and services are described in Note 1 of this Form 10-Q. The accounting policies of the reportable segments are the same as those described in Note 1 of the 2000 Form 10-K. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant. Unaudited

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales and operating profit information by segment for the first three months of 2001 and 2000 are shown in Item 2 of this Quarterly Report on Form 10-Q and are considered an integral part of this note.

(15) New Accounting Pronouncements

      The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133, effective January 1, 2001. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. If a derivative in a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company immediately records in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value. The adoption of SFAS No. 133 did not have a material effect on the Company’s results of operations or financial position.

      Forward currency exchange contracts are used by the Company primarily to hedge certain operational (cash-flow hedges) and balance sheet (fair value hedges) exposures resulting from changes in currency exchange rates. Such exposures result from sales that are denominated in currencies other than the functional currencies of the respective operations. The Company enters into these currency exchange contracts to hedge anticipated product sales and recorded accounts receivable made in the normal course of business, and accordingly, the hedges are not speculative in nature. As part of the Company’s overall strategy to manage the level of exposure to the risk of currency exchange fluctuations, certain operating units hedge a portion of their currency exposures anticipated over the ensuing twelve month period, using exchange contracts that have maturities of twelve months or less. The Company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

      The Company records its forward currency exchange contracts at fair value in its consolidated balance sheet as other current assets or other accrued expenses and, for cash flow hedges, the related gains or losses on these contracts are deferred as a component of other comprehensive items in the accompanying balance sheet. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. At April 1,2001, the Company had no deferred gains recorded. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposure being hedged.

(16) Subsequent Event

      At the Company’s April 24, 2001 Annual Meeting of Stockholders, an increase in the number of authorized shares of common stock from 100,000,000 shares to 300,000,000 shares was approved. At the April 24, 2001 Board of Directors meeting, a two-for-one stock split was approved and will be effected by means of a 100% stock dividend to stockholders of record as of May 15, 2001, on June 1, 2001.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma impact of the two-for-one stock split on earnings per share and weighted average shares is as follows:

	Three Months Ended

	April 1,	April 2,
	2001	2000

Earnings Per Share:

Basic	$.24	$.17

Diluted	.23	.16

Weighted Average Shares of Common Stock Outstanding:

Basic	100,014	96,926

Diluted	104,100	100,822

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Acquisitions and Divestitures

      The Company acquired PE Corp.’s Analytical Instruments Division (AI) on May 28, 1999 for an aggregate purchase price of approximately $425 million plus acquisition costs. On January 14, 2000, the Company completed its acquisition of Vivid Technologies, Inc. (Vivid) for an aggregate purchase price of approximately $67 million. On July 31, 2000 the Company completed its acquisition on NEN Life Sciences, Inc. (NEN), a provider of state-of-the-art drug discovery products, services, reagents and technologies to the life sciences industry.

      During the first quarter of 2000, the Company divested its micromachined sensors and specialty semiconductor businesses for cash of $24.3 million, resulting in a pre-tax gain of approximately $6.7 million. Combined financial results of the divested businesses for the first quarter of 2000 were not material to the consolidated results of the Company.

Discussion Of Consolidated Results Of Operations

      Revenues for the first quarter of 2001 increased $23.4 million, or 6%, and were $425.7 million versus $402.3 million for the same period of 2000. Organic growth was 5%, which the Company defines as growth in historical businesses plus growth in acquired businesses assuming they were owned in prior periods, reduced for the effects of exited businesses and foreign exchange. Revenues by segment during the first quarter of 2001 versus 2000 are discussed in further detail below under the caption “Segment Results of Operations.”

      The table below presents earnings per share before nonrecurring items, discussed below in Segment Results of Operations, and goodwill and intangibles amortization:

	Three Months Ended

(In thousands except per share data)	April 1, 2001	April 2, 2000

Sales	$425,697	$402,286

Cost of Sales	246,890	246,151

Research and Development Costs	23,856	21,300

Selling, General and Administrative Expenses	94,080	88,680

Operating Income From Continuing Operations	60,871	46,155

Other Expense, Net	(13,735)	(8,575)

Income From Continuing Operations Before Income Taxes	47,136	37,580

Provision for Income Taxes	14,470	10,593

Net Income	$32,666	$26,987

Cash Earnings Per Share	$.63	$.54

      Due to the number of changes in the portfolio of businesses, the table presented below reconciles reported net income to net income before nonrecurring items and goodwill and intangibles amortization.

	Three Months Ended

(In thousands except per share data)	April 1, 2001	April 2, 2000

Adjusted Income From Continuing Operations Before Income Taxes	$47,136	$37,580

Nonrecurring Items:

In-Process Research and Development, Revaluation of Acquired Inventory	(2,493)	(8,664)

Deferred Gain Recognition, Net of Restructuring Related Charges	3,240	5,396

Net Nonrecurring Items	747	(3,268)

Goodwill and Intangibles Amortization	(10,423)	(6,999)

	Three Months Ended

(In thousands except per share data)	April 1, 2001	April 2, 2000

Income From Continuing Operations Before Income Taxes	37,460	27,313

Provision for Income Taxes	(13,963)	(11,070)

Net Income	$23,497	$16,243

Earnings Per Share:

Basic	$.47	$.34

Diluted	45	.32

Segment Results Of Operations

  Life Sciences

      Revenues increased $29.6 million, or 75%, to $69.2 million for the first quarter of 2001 versus $39.6 million for the same period of 2000. Inclusion of revenues from the NEN acquisition and increased revenues in drug discovery and genetic screening were the reasons for the increase in the first quarter of 2001.

      Operating profit for the first quarter of 2001 included goodwill and intangibles amortization from the NEN acquisition and certain nonrecurring acquisition-related charges of $1.9 million and was $3.6 million compared to $4.3 million for the first quarter of 2000. Operating profit for the first quarter of 2001 before nonrecurring charges and goodwill and intangibles amortization was $10.5 million versus $4.8 million for the same period of 2000, representing an increase of $5.7 million, or 119%. Higher revenues discussed above, increased sales of reagents and improvements in gross margin due to lower manufacturing costs during the first quarter of 2001 drove this increase in operating profit.

  Optoelectronics

      Revenues for the first quarter of 2001 increased $6.4 million, or 6%, and were $120.9 million versus $114.5 million in the first quarter of 2000. Strong revenue growth in telecom and digital imaging were primary contributors to the increase.

      Operating profit was $18.5 million for the first quarter of 2001 versus $20.2 million for the first quarter of 2000. The operating profit for the first quarter of 2000 included nonrecurring pre-tax gains on dispositions of $6.7 million. Operating profit before nonrecurring items and goodwill and intangibles amortization was $20.2 million for the first quarter of 2001, versus $15.6 million for the first quarter of 2000. This represents an increase of $4.6 million, or 29%, before nonrecurring and goodwill and intangibles amortization compared to the same period in 2000. The increase in operating profit was due primarily to higher revenues discussed above, materials savings and benefits from recently completed restructuring actions.

  Instruments

      Revenues for the first quarter of 2001 were $166.0 million compared to $186.5 million for the first quarter of 2000. This decrease was due primarily to the sale of the Company’s Berthold business in late 2000, and softness in the aviation security markets during the first quarter of 2001.

      Operating profit was $14.8 million for the first quarter of 2001, increasing $8.9 million, or 155%, versus the same period of 2000. The operating profit for the first quarter of 2001 included deferred gain recognition from a prior period divestiture of approximately $1 million. The first quarter of 2000 operating profit included an in-process research and development charge of $8.1 million and revaluation of acquired inventory of $.6 million from the Vivid acquisition. Operating profit before nonrecurring items and goodwill and intangibles amortization for the first quarter of 2001 was $17.2 million versus $18.2 million for the first quarter of 2000, but higher as a percentage of sales for the respective periods. Softness in the aviation security markets partially offset by manufacturing initiatives, cost structure improvements and benefits from restructuring actions, resulted in a slight decline in operating profit during the first quarter of 2001.

  Fluid Sciences

      Revenues during the first quarter of 2001 increased to $69.6 million, up $8 million, or 13%, compared to the same period of 2000. Increased revenues in the Company’s aerospace business offset lower revenues from its semiconductor business due to overall market softening.

      Operating profit for the first quarter of 2001 was $17.1 million, increasing over 100% versus the same period of 2000. Operating profit for the first quarter of 2001 included certain nonrecurring items: an in-process research and development charge of $2.5 million, gains on dispositions of $2.1 million, an insurance settlement of $.9 million, and a restructuring credit of $1.5 million. Operating profit for the first quarter of 2000 included restructuring charges of $2.4 million and deferred gain recognition from a prior period divestiture of $.8 million. Operating profit for the first quarter of 2001 before these nonrecurring items and goodwill and intangibles amortization was $15.7 million versus $10.7 million for the comparable period of 2000, representing an increase of $5.0 million, or 47%. Higher revenues discussed above, the effects of the sale of unprofitable businesses, and manufacturing and productivity initiatives were the primary contributors to the increase in operating profit during the first quarter of 2001 versus the same period of 2000.

Restructuring Charges

      Consistent with the strategic direction of the Company and concurrent with the reevaluation of existing restructuring plans at the time, the Company developed additional plans during the third quarter of 1999 to restructure certain businesses to continue to improve the Company’s performance. These plans resulted in a pre-tax restructuring charge of $23.5 million recorded in the third quarter of 1999. The specific details of the actions and charges by operating segment are discussed more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

      As a result of a strategic review of the businesses to be restructured in the Company’s Fluid Sciences segment, continued aggressive actions during the first quarter of 2001 by the Company to improve the cost structure of the respective businesses, and lower than anticipated costs related to employee separation costs, the Company adjusted its original estimate of restructuring costs and recorded a credit of $1.5 million during the first quarter of 2001.

      The following table summarizes the restructuring activity related to the 1999 plan:

Three Months Ended
(In millions)	April 1, 2001

Accrued restructuring costs at beginning of period	$5.9

Provisions	—

Charges	(0.5)

Reversals	(1.5)

Accrued restructuring costs at end of period	$3.9

      During the fourth quarter of 2000, the Company reevaluated its 1999 restructuring plan due to the substantial completion of the respective actions and the continuing transformation of the portfolio of businesses during 2000. This resulted in the recording of a pre-tax restructuring charge of $15.1 million for actions to be completed in 2001 (the “2000 plan”). These charges related to the Company’s Life Sciences and Optoelectronics segments. The principal actions in the restructuring plans included close-down or consolidation of a number of offices and facilities, transfer of assembly activities to lower cost geographic locations, disposal of underutilized assets and general cost reductions. Details of the 2000 plan are discussed more fully in the 2000 Form 10-K.

      The following table summarizes the restructuring activity related to the 2000 plan:

Three Months Ended
(In millions)	April 1, 2001

Accrued restructuring costs at beginning of period	$15.1

Provisions	—

Charges	(3.9)

Accrued restructuring costs at end of period	$11.2

      The Company finalized its restructuring plans related to its acquisition of the Analytical Instruments Division (AI) of PE Corp. (May 1999) during 2000. Additionally, the Company recorded approximately $4 million as accrued restructuring costs in connection with the NEN acquisition in August 2000. These plans include actions primarily to integrate the operations of the acquired businesses and improve their cost structures through consolidation or shutdown of certain facilities, workforce and overhead reductions and the termination of certain leases and other contractual obligations. The majority of the remaining restructuring actions are expected to occur through fiscal 2001.

      The following table summarizes the restructuring activity related to the AI and NEN acquisitions:

Three Months Ended
(In millions)	April 1, 2001

Accrued restructuring costs at beginning of period	$32.3

Provisions, through purchase accounting	—

Charges	(6.0)

Accrued restructuring costs at end of period	$26.3

      Cash outlays during the three months ended April 1, 2001 were $9.8 million for all of these plans. The Company expects to incur at least $20 to $25 million of cash outlays in connection with these plans throughout fiscal 2001. Most of the actions remaining at April 1, 2001 are expected to occur in fiscal 2001.

Other Expense

      Other expense was $13.7 million for the first quarter of 2001 versus $8.6 million for the same period of 2000. This increase in other expense was due primarily to the impact of higher interest expense on increased debt levels resulting from recent acquisitions.

Income Tax Expense

      Reported income tax expense as a percentage of pre-tax income was 37% and 41% for the first quarter of 2001 and 2000, respectively, due, in part, to the income tax effect of nonrecurring items. The effective tax rate before nonrecurring items and goodwill and intangibles amortization was 31% for the first quarter of 2001 versus 28% for the same period of 2000.

Financial Condition

      Short-term debt at April 1, 2001 was $228 million and was comprised primarily of commercial paper borrowings of $220 million. In March 2001, the Company’s $300 million revolving credit facility was refinanced and will now expire in March 2002. The Company also refinanced the existing $100 million revolving credit facility which now expires in March 2006. These agreements serve as backup facilities for the commercial paper borrowings. There were no amounts outstanding under these lines at April 1, 2001 or December 31, 2000.

      Long-term debt at April 1, 2001 was approximately $586 million, consisting of $115 million of unsecured notes which mature in 2005 and $471 million of convertible debentures. In early August 2000, the Company sold zero coupon senior convertible debentures with an aggregate purchase price of $460 million. The Company used the offering’s net proceeds of approximately $448 million to repay a portion of its commercial paper borrowings, which had been increased temporarily to finance the NEN acquisition. Deferred issuance costs of $12 million were recorded as a noncurrent asset and are being amortized over three years. The debentures, which were offered by a prospectus supplement pursuant to the Company’s effective shelf registration statement, are due August 2020 and were priced with a yield to maturity of 3.5%. At maturity, the Company will repay $921 million, comprised of $460 million of original purchase price plus accrued original issue discount. The Company may redeem some or all of the debentures at any time on or after August 7, 2003 at a redemption price equal to the issue price plus accrued original issue discount through the redemption date. Holders of the debentures may require the Company to repurchase some or all of the debentures in August 2003 and August 2010, or at any time when there is a change in control of the Company, as is customary and ordinary for debentures of this nature, at a repurchase price equal to the initial price plus accrued original issue discount through the date of repurchase. The debentures are currently convertible into 5.4 million shares of the Company’s common stock at approximately $85 per share. Conversion of the debentures was not assumed in the computation of diluted earnings per share because the effect of conversion would have been antidilutive.

      Cash and cash equivalents increased by $11.1 million to $136.7 million at the end of the first quarter of 2001. Net cash provided by operating activities for the first quarter 2001 was $9.8 million and was comprised of net income from continuing operations before depreciation, amortization and other noncash items of $47.7 million and a $37.9 million net change in certain assets and liabilities during the first quarter of 2001. The largest component of this net change was a $23 million increase in inventories. Capital expenditures for the first quarter of 2001 were $15.8 million.

Forward-Looking Information and Factors Affecting Future Performance

      This Quarterly Report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this Quarterly Report that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on these forward-looking statements as representing the Company’s views as of any date subsequent to the date of this Quarterly Report. A number of important factors and uncertainties could cause actual results to differ materially from those described in these forward-looking statements, including without limitation the risk factors set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Information and Factors Affecting Future Performance” of the Company’s 2000 Form 10-K, which risk factors are attached to this Quarterly Report as Exhibit 99.1 and are expressly incorporated by reference herein.

Item 3.  Market Risk

      Market Risk: The Company is exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company’s policies to hedge against known or forecasted market exposures.

      Foreign Exchange Risk Management: As a multinational corporation, the Company is exposed to changes in foreign exchange rates. As the Company’s international sales grow, exposure to volatility in exchange rates could have a material adverse impact on the Company’s financial results. The Company’s risk from exchange rate changes is primarily related to non-dollar denominated sales in Europe and Asia. The Company uses foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. The Company uses these derivative instruments to reduce its foreign exchange risk by essentially creating offsetting market exposures. The instruments held by the Company are not leveraged and are not held for trading purposes. The Company uses forward exchange contracts to hedge its net asset (balance sheet) position. The success of the hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. The principal currencies hedged are the British Pound, Canadian Dollar, Euro, Japanese Yen and Singapore Dollar. In those currencies where there is a liquid, cost-effective forward market, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated transaction exposure for periods not to exceed one year. The gains and losses on these contracts offset changes in the value of the related exposure.

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

      Value-At-Risk: The Company utilizes a Value-at-Risk (“VAR”) model to determine the maximum potential loss in the fair value of its interest rate and foreign exchange sensitive derivative financial instruments within a 95% confidence interval. The Company’s computation was based on the interrelationships between movements in interest rates and foreign currencies. These interrelationships were determined by observing historical interest rate and foreign currency market changes over corresponding periods. The assets and liabilities, firm commitments and anticipated transactions, which are hedged by derivative financial instruments, were excluded from the model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VAR computation. The Company’s computations are based on the Monte Carlo simulation. The VAR model is a risk analysis tool and does not purport to represent actual gains or losses in fair value that will be incurred by the Company. The Company does not anticipate any material changes to the VAR model’s estimated maximum loss in market value as discussed in the 2000 Form 10-K.

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

      It is the Company’s policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the quarter ended April 1, 2001. The following matters were submitted to a vote of the stockholders at the 2001 Annual Meeting of Stockholders of the Company held on April 24, 2001: (1) the election of the ten nominees for director named below, (2) the amendment of the Company’s Restated Articles of Organization to increase the number of authorized shares of common stock of the Company from 100,000,000 to 300,000,000, and (3) the approval of the Company’s 2001 Incentive Plan. The number of shares of common stock outstanding and eligible to vote as of the record date of February 23, 2001 was 50,308,734. Each of these matters were approved by the requisite vote of the stockholders. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for director:

Proposal #1 — To elect a Board of Directors for the ensuing year.

	For	Withheld

Erickson, T.J.	43,364,463	251,439

Hansen, K.F.	43,357,403	258,796

Keane, J.F.	43,349,106	266,499

Lopardo, N.A.	43,378,877	237,025

Marshall, G.E.	43,379,035	236,867

Ruettgers, M.C.	43,384,278	231,624

Schmergel, G.	43,378,569	237,333

Sicchitano, K.J.	43,373,747	242,155

Summe, G.L.	43,381,617	234,285

Tod, G.R.	43,362,858	253,044

Proposal #2 — To approve the amendment of the Company’s Restated Articles of Organization to increase the number of shares of authorized common stock from 100,000,000 to 300,000,000.

	For	Against	Abstain

Common Stock	41,242,308	2,169,175	204,419

Proposal #3 — To approve the Company’s 2001 Incentive Plan.

	For	Against	Abstain	Broker Non-Votes

Common Stock	30,497,327	7,796,359	332,983	4,989,233

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Part I Exhibits

99.1	Risk Factors from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Part II Exhibits:

      None

(b)	Reports on Form 8-K

None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PerkinElmer, Inc.

By:	/s/ ROBERT F. FRIEL

Robert F. Friel
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2001