Form 10-Q
period 2001-07-01
PERKINELMER INC
filed 2001-08-15
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5075

PerkinElmer, Inc.

(Exact Name Of Registrant As Specified In Its Charter)

Massachusetts	04-2052042
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

45 William Street, Wellesley, Massachusetts	02481
(Address of principal executive offices)	(Zip Code)

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

☑  Yes     ☐   No

      Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2001

Common Stock, $1 par value	101,423,668
(Excluding treasury shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

	(In thousands except per share data)

Sales	$390,810	$369,510	$795,345	$742,913

Cost of Sales	215,887	216,328	447,194	442,227

Research and Development Expenses	20,364	19,417	42,201	39,057

In-Process Research and Development Charge	—	—	2,493	—

Selling, General and Administrative Expenses	106,421	92,941	209,617	184,949

Restructuring Credits	(1,000)	(6,300)	(2,500)	(3,900)

Gains on Dispositions	(4,461)	(1,416)	(8,348)	(9,212)

Operating Income From Continuing Operations	53,599	48,540	104,688	89,792

Other Expense, Net	(7,924)	(7,166)	(20,840)	(14,160)

Income From Continuing Operations Before Income Taxes	45,675	41,374	83,848	75,632

Provision for Income Taxes	14,799	11,362	29,037	21,885

Income From Continuing Operations	30,876	30,012	54,811	53,747

Income (Loss) from Discontinued Operations, Net of Income Taxes	(1,467)	1,108	(1,906)	(6,384)

Gain on Disposition of Discontinued Operations	—	4,453	—	4,453

Net Income	$29,409	$35,573	$52,905	$51,816

Basic Earnings (Loss) Per Share:

Continuing Operations	$.31	$.31	$.55	$.55

Discontinued Operations	(.01)	.06	(.02)	(.02)

Net Income	$.29	$.36	$.53	$.53

Diluted Earnings (Loss) Per Share:

Continuing Operations	$.30	$.30	$.53	$.53

Discontinued Operations	(.01)	.05	(.02)	(.02)

Net Income	$.28	$.35	$.51	$.51

Weighted Average Shares of Common Stock Outstanding:

Basic	100,622	98,070	100,388	97,498

Diluted	104,097	101,592	104,099	101,208

Cash Dividends Per Common Share	$.07	$.07	$.14	$.14

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 1,	December 31,
	2001	2000

	(Unaudited)

	(In thousands except
	share data)

Current Assets:

Cash and Cash Equivalents	$132,265	$121,428

Accounts Receivable	313,225	329,312

Inventories	236,620	209,043

Other Current Assets	213,751	170,502

Net Assets of Discontinued Operations	63,971	71,430

Total Current Assets	959,832	901,715

Property, Plant and Equipment:

At Cost	554,500	545,962

Accumulated Depreciation and Amortization	(268,348)	(272,962)

Net Property, Plant and Equipment	286,152	273,000

Investments	34,937	36,226

Intangible Assets	911,280	918,065

Other Assets	79,861	103,124

Total Assets	$2,272,062	$2,232,130

Current Liabilities:

Short-Term Debt	$228,944	$185,411

Accounts Payable	102,619	135,632

Accrued Restructuring Costs	32,077	53,344

Accrued Expenses	316,204	315,026

Total Current Liabilities	679,844	689,413

Long-Term Debt	589,760	583,337

Long-Term Liabilities	229,196	230,991
Contingencies

Stockholders’ Equity:

Preferred Stock — $1 par value, authorized 1,000,000 shares; none issued or outstanding	—	—

Common Stock — $1 par value, authorized 300,000,000 shares; issued 122,908,000 shares at July 1, 2001 and December 31, 2000.	122,908	122,908

Capital in Excess of Par Value	52,264	37,060

Retained Earnings	874,782	835,917

Accumulated Other Comprehensive Loss	(59,184)	(39,042)

Cost of Shares Held in Treasury — 22,576,000 shares at July 1, 2001 and 23,360,000 shares at December 31, 2000.	(217,508)	(228,454)

Total Stockholders’ Equity	773,262	728,389

Total Liabilities and Stockholders’ Equity	$2,272,062	$2,232,130

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	July 1,	July 2,
	2001	2000

	(In thousands)

Operating Activities:

Net income	$52,905	$51,816

Add net loss from discontinued operations	1,906	6,384

Deduct net gain on disposition of discontinued operations	—	(4,453)

Income from continuing operations	54,811	53,747

Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:

In-process research and development charges	2,493	—

Noncash portion of restructuring	(2,500)	—

Amortization of debt discount and issuance costs	10,018	—

Depreciation and amortization	43,665	36,284

Gains on dispositions and sales of investments, net	(8,607)	(10,865)

Changes in assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:

Accounts receivable	10,550	21,373

Inventories	(31,495)	(25,569)

Accounts payable and accrued expenses	(19,620)	5,485

Accrued restructuring costs	(18,346)	(20,641)

Other assets and liabilities	(5,298)	(14,000)

Net Cash Provided by Continuing Operations	35,671	45,814

Net Cash Provided by (Used in) Discontinued Operations	1,350	(9,204)

Net Cash Provided by Operating Activities	37,021	36,610

Investing Activities:

Capital expenditures	(43,193)	(29,235)

Proceeds from dispositions of businesses and sales of property, plant and equipment, net	2,574	24,486

Cost of acquisitions, net of cash acquired	(16,412)	—

Purchases of investments	(7,062)	(15,226)

Proceeds from sale of investments	5,500	—

Other	—	1,571

Net Cash Used in Continuing Operations	(58,593)	(18,404)

Net Cash Provided by (Used in) Discontinued Operations	(5,540)	17,249

Net Cash Used in Investing Activities	(64,133)	(1,155)

Financing Activities:

Increase in commercial paper borrowings	45,000	187,264

Decrease in other debt	(3,516)	(236,429)

Proceeds from issuance of common stock	17,327	21,188

Purchases of common stock	(705)	(10,486)

Cash dividends	(14,081)	(13,624)

Net Cash Provided by (Used in) Financing Activities	44,025	(52,087)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6,076)	(4,983)

Net Increase (Decrease) in Cash and Cash Equivalents	10,837	(21,615)

Cash and Cash Equivalents at Beginning of Period	121,428	128,841

Cash and Cash Equivalents at End of Period	$132,265	$107,226

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Nature of Operations

      PerkinElmer, Inc. (the “Company”) is a global technology company, which provides products and systems to the drug discovery, genetic screening, pharmaceutical research, telecommunications, chemical, semiconductor, medical, aerospace and photographic markets. The Company has operations in over 125 countries and is a component of the S&P 500 Index. The Company’s continuing operations are classified into four operating segments: Life Sciences, Optoelectronics, Instruments, and Fluid Sciences.

      The operating segments and their principal products and services are:

      Life Sciences: Helps solve the complex analytical problems encountered in drug discovery and genetic screening laboratories by providing solutions, including measuring instrumentation with interfacing software and a wide range of reagents and consumables. Within the field of drug discovery, Life Sciences focuses on customers engaged in pharmaceutical, biotechnology and academia laboratory research. In genetic screening the subject of the screen is typically a large number of patients. Customers include public health authorities in the United States and around the world.

      Optoelectronics: Produces a broad spectrum of optoelectronic customer solutions, including, optical fiber communication components and test equipment, imaging devices, CCD cameras, thermopile arrays and large area amorphous silicon detectors, sensor products including single photon counting modules and Positron Emission Tomography (PET) sensors used in life sciences applications, and high-performance specialty lighting sources.

      Instruments: Develops, manufactures and markets sophisticated analytical instruments for pharmaceutical companies, research laboratories, academia, medical institutions, government agencies and a wide range of industrial applications designed to provide industry-specific solutions. Analytical Instruments provides world class analytical solutions employing technologies such as molecular and atomic spectroscopies, high pressure liquid chromatography, mass spectrometry, gas chromatography, and thermal and elemental analysis.

      Fluid Sciences: Solves critical sealing and sealing system needs for customers in aerospace, semiconductor processing and power generation equipment manufacturing. Provides proprietary coating services and testing for semiconductor process equipment, OEMs and users. The segment designs and manufactures static and dynamic seals, sealing systems, solenoid valves, bellows devices, coatings, advanced pneumatic components, systems and assemblies and sheet metal-formed products for original equipment manufacturers and end users. These products improve equipment efficiency and reliability, lower cost-of-ownership of equipment, reduce harmful emissions and prevent contamination.

(2) Basis of Presentation

      The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report for the fiscal year ended December 31, 2000, filed on Form 10-K with the SEC (as supplemented by the Form 8-K filed with the SEC on August 3, 2001, the “2000 Form 10-K”). The balance sheet amounts at December 31, 2000 in this report were extracted from the Company’s audited 2000 financial statements included in the 2000 Form 10-K. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the six months ended July 1, 2001 are not necessarily indicative of the results for the entire fiscal year.

      In 2001, the Board of Directors approved a plan to sell the Security and Detection Systems business. The results of operations of the Security and Detection Systems business were previously reported as part of the Instruments segment. The Company has accounted for the plan to sell its Security and Detection Systems business as a discontinued operation in accordance with APB Opinion No. 30, Reporting the Results of Operations and, accordingly, the results of operations of the Security and Detection Systems business have been segregated from continuing operations and reported as a separate line on the Company’s Consolidated Income Statements and Statements of Cash Flows. The net assets of the Security and Detection Systems business are reflected as Net Assets of Discontinued Operations in the accompanying Consolidated Balance Sheets.

      At the Company’s April 24, 2001 Annual Meeting of Stockholders, an increase in the number of authorized shares of common stock from 100,000,000 shares to 300,000,000 shares was approved. At the April 24, 2001 Board of Directors’ meeting, a two-for-one stock split was approved and was effected on June 1, 2001 by means of a 100% stock dividend to stockholders of record as of May 15, 2001.

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

      Unaudited pro forma operating results for the Company for the six months ended July 2, 2000, assuming the acquisition of NEN was completed as of January 3, 2000, would be as follows: sales of $855.0 million; net income of $43.2 million; basic and diluted earnings of $.43 and $.42 per share, respectively.

      The unaudited pro forma financial information is provided for informational purposes only. It is not necessarily indicative of the Company’s operating results that would have occurred had the acquisition been consummated on the date for which the consummation of the acquisition is being given effect, nor is it necessarily indicative of the Company’s future operating results. The unaudited pro forma financial information does not give effect to acquisitions, other than NEN, does not adjust for businesses divested and does not adjust for foreign exchange. The pro forma amounts exclude acquisition related charges of $24.3 million for purchased in-process research and development related to NEN.

(4) Restructuring Charges

      Consistent with the strategic direction of the Company and concurrent with the reevaluation of existing restructuring plans at the time, the Company developed additional plans during the third quarter of 1999 to restructure certain businesses to continue to improve the Company’s performance. These plans resulted in a pre-tax restructuring charge of $23.5 million recorded in the third quarter of 1999. The specific details of the actions and charges by operating segment are discussed more fully in the Company’s 2000 Form 10-K.

      As a result of a strategic review of the businesses to be restructured in the Company’s Fluid Sciences segment, continued aggressive actions during the first six months of 2001 by the Company to improve the cost structure of the respective businesses, and lower than anticipated costs related to employee separation costs, the Company adjusted its original estimate of restructuring costs and recorded pre-tax credits of $2.5 million

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

during the first six months of 2001. Accrued restructuring costs relating to the 1999 plan were $2.7 million at July 1, 2001.

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

      The following table summarizes the restructuring activity related to the 2000 plan:

Six Months Ended
July 1, 2001

(In millions)

Accrued restructuring costs at beginning of period	$15.1

Charges	(7.9)

Accrued restructuring costs at end of period	$7.2

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

      The following table summarizes the restructuring activity related to the AI and NEN acquisitions:

Six Months Ended
July 1, 2001

(In millions)

Accrued restructuring costs at beginning of period	$32.3

Charges	(10.1)

Accrued restructuring costs at end of period	$22.2

      Cash outlays during the six months ended July 1, 2001 were $14.5 million for all of these plans. The Company expects to incur at least $20 to $25 million of cash outlays in connection with these plans throughout fiscal 2001. Most of the actions remaining at July 1, 2001 are expected to occur in fiscal 2001.

(5) Gains on Dispositions

      The Company realized a pre-tax gain of approximately $4.5 million relating to the disposition of its Space Valves product line in the second quarter of 2001. During the first quarter of 2001, the Company recognized previously deferred pre-tax gains of $3.9 million. These gains related to certain businesses previously divested by the Company. The financial results of the divested businesses for all periods were not material to the consolidated results of the Company.

      During the first six months of 2000, the Company sold its micromachined sensors and specialty semiconductor businesses, resulting in a pre-tax gain of $6.7 million and recognized $2.5 million of pre-tax

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

gains from previously deferred sales proceeds. The financial results of the divested businesses for all periods were not material to the consolidated results of the Company.

(6) Inventories

      Inventories consisted of the following:

	July 1,	December 31,
	2001	2000

	(In thousands)

Finished goods	$104,206	$84,184

Work in progress	57,669	50,500

Raw materials	74,745	74,359

	$236,620	$209,043

(7)	Property, Plant and Equipment

      Property, plant and equipment, at cost, consisted of the following:

	July 1,	December 31,
	2001	2000

	(In thousands)

Land	$25,599	$26,058

Buildings and leasehold improvements	147,420	143,314

Machinery and equipment	381,481	376,590

	$554,500	$545,962

(8) Intangible Assets

      Intangible assets consist mainly of goodwill from acquisitions accounted for using the purchase method of accounting, representing the excess of cost over the fair market value of the net assets of the acquired businesses. Goodwill is being amortized over periods of 10 to 40 years. Goodwill, net of accumulated amortization, was $656 million and $660 million at July 1, 2001 and December 31, 2000, respectively. Other identifiable intangible assets from acquisitions include patents, trademarks, trade names and developed technology and are being amortized over periods of 10 to 40 years. Other identifiable intangible assets, net of accumulated amortization, were $255 million and $258 million at July 1, 2001 and December 31, 2000, respectively.

(9) Debt

      Short-term debt at July 1, 2001 was $229 million and was comprised primarily of commercial paper borrowings of $222 million. The Company also has a $300 million revolving credit facility which expires in March 2002 and a $100 million revolving credit facility expiring in March 2006. There were no outstanding balances on either facility at July 1, 2001 or December 31, 2000. Long-term debt at July 1, 2001 was approximately $590 million, consisting of $115 million of unsecured notes which mature in 2005 and $475 million of convertible debentures. The debentures are currently convertible into 10.8 million shares of the Company’s common stock at approximately $42.50 per share. Conversion of the debentures was not assumed in the computation of diluted earnings per share because the effect of conversion would have been antidilutive.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(10) Comprehensive Income

      Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

	(In thousands)

Net income	$29,409	$35,573	$52,905	$51,816

Other comprehensive income (loss), net of tax:

Gross foreign currency translation adjustments	(4,829)	(7,144)	(19,407)	(17,937)

Unrealized gains (losses) on securities:

Gains (losses) arising during the period	3,473	6,670	(736)	6,740

Reclassification adjustment	—	(96)	—	(96)

Net unrealized gains (losses)	3,473	6,574	(736)	6,644

	(1,356)	(570)	(20,143)	(11,293)

Comprehensive income	$28,053	$35,003	$32,762	$40,523

      The components of accumulated other comprehensive loss were as follows:

	July 1,	December 31,
	2001	2000

	(In thousands)

Foreign currency translation adjustments	$(59,351)	$(39,945)

Unrealized gains on securities	167	903

Accumulated other comprehensive loss	$(59,184)	$(39,042)

(11) Industry Segment Information

      The Company’s businesses are reported as four reportable segments which reflect the Company’s management and structure under four strategic business units (SBUs). The segments’ principal products and services are described in Note 1 of this Form 10-Q. The accounting policies of the reportable segments are the same as those described in Note 1 of the 2000 Form 10-K. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant. Unaudited sales and operating profit information by segment for the first six months of 2001 and 2000 are discussed in Item 2 of this Quarterly Report on Form 10-Q and are considered an integral part of this note.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(12) Discontinued Operations

      The results of operations of the Security and Detection Systems business were previously reported as part of the Instruments segment. The Company has accounted for the plan to sell the Security and Detection Business as a discontinued operation in accordance with APB Opinion No. 30 and, accordingly, the results of operations of the Security and Detection Business have been segregated from continuing operations and reported as a separate line on the Company’s Consolidated Income Statements and Statements of Cash Flows. The net assets of the Security and Detection Business are reflected as Net Assets of Discontinued Operations in the accompanying Consolidated Balance Sheets.

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

	(In thousands)

Sales	$19,918	$29,195	$41,080	$58,078

Costs and expenses	21,237	26,270	42,295	60,517

Operating income (loss) from discontinued operations	(1,319)	2,925	(1,215)	(2,439)

Other expense	(816)	(769)	(1,635)	(2,350)

Operating income (loss) from discontinued operations before income taxes	(2,135)	2,156	(2,850)	(4,789)

Provision (benefit) for income taxes	(668)	1,048	(944)	1,595

Income (loss) from discontinued operations, net of taxes	$(1,467)	$1,108	$(1,906)	$(6,384)

      The reported loss from discontinued operations for the six month period ended July 2, 2000, included an in-process research and development charge of $8.1 million and a charge for the revaluation of acquired inventory of $1.1 million in connection with the Company’s acquisition of Vivid Technologies, Inc. in January 2000. The specifics of this acquisition are discussed more fully in the Company’s 2000 Form 10-K.

(13) New Accounting Pronouncements

      The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133, effective January 1, 2001. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company immediately records in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value. The adoption of SFAS No. 133 did not have a material effect on the Company’s results of operations or financial position.

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under these new Standards the FASB eliminated accounting for any mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

completed prior to June 30, 2001 become effective January 1, 2002. The Company is currently assessing the impact of implementing these standards.

(14) Subsequent Event

      On July 16, 2001, the Company announced its proposed acquisition of Packard BioScience Company pursuant to an Agreement and Plan of Merger dated as of July 13, 2001. In connection with this acquisition, the Company agreed to issue 0.311 shares of PerkinElmer common stock for each outstanding share of Packard BioScience common stock. The Company also agreed to assume all outstanding options to purchase Packard BioScience common stock, which will become exercisable for shares of PerkinElmer common stock following the merger after giving effect to the same exchange ratio as offered to the Packard BioScience common stockholders. The transaction will be accounted for as a purchase in accordance with recently issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for any business combination that is completed after June 30, 2001. These statements requires the use of the purchase method of accounting and the allocation of the purchase price to assets and liabilities assumed based on their respective fair values. The transaction is subject to certain customary closing conditions and regulatory approvals, as well as the approval of the shareholders of Packard BioScience and PerkinElmer, and is expected to close in the fourth quarter of 2001.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

      In 2001, the Board of Directors approved a plan to sell the Security and Detection Systems Business. This business has appropriately been reflected as a discontinued operation in the Company’s consolidated financial statements.

  Discussion Of Consolidated Results Of Operations

   Revenues

      Revenues for the second quarter were $390.8 million, up 6% from $369.5 million for the second quarter last year. For the six month period, revenues increased to $795.3 million, up 7% from $742.9 million for the same period last year. Both periods were affected by the acquisition of the NEN business, which occurred in the second half of 2000. On an organic revenue basis, adjusted for the impact of foreign exchange and the impact of acquisitions and divestitures, revenues grew by 3% in the second quarter. Organic growth was driven by 12% growth in Life Sciences, especially drug discovery tools and genetic screening, 9% growth in Instruments, especially chromatography, 20% growth in the telecom and digital imaging lines within Optoelectronics, as well as 20% growth in aerospace in Fluid Sciences. This growth was offset by organic revenue declines in the Company’s semiconductor and photography end markets served by Fluid Sciences and Optoelectronics, respectively.

  Gross Margin

      Gross margins as a percentage of sales improved to 44.8% from 41.5% in the second quarter and improved to 43.8% from 40.5% in the six month period. This improvement is a direct reflection of the Company’s improving portfolio of businesses and product mix, strong focus on operations and aggressive approach to cost controls, including low cost sourcing.

      Research and Development

      Research and development expenses increased $0.9 million and $3.1 million for the quarter and six months ended July 1, 2001, versus the same periods of 2000. The Company maintained research and development expense at approximately 5% of sales for the 2001 periods despite higher revenues in 2001 versus 2000.

   Selling, General and Administrative Expenses

      Selling, general and administrative expenses as a percentage of sales increased to 27.2% from 25.1% for the quarter and to 26.4% from 24.9% for the six month period. This increase is primarily related to the goodwill amortization resulting from the NEN acquisition, the costs of moving production facilities to lower cost locations and costs associated with the integration of NEN.

  Other Expense, Net

      Other expense was $7.9 million for the second quarter of 2001 versus $7.2 million for the same period of 2000. Other expense increased $6.6 million to $20.8 million for the first six months of 2001, versus $14.2 million for the same period of 2000. These increases were due primarily to the impact of higher interest expense on increased debt levels resulting from recent acquisitions.

  Income Tax Expense

      Reported income tax expense as a percent of pre-tax income was 35% and 29% for the first six months of 2001 and 2000, respectively. The increase in the rate of income tax is largely attributable to nondeductible goodwill from the acquisition of NEN.

      The table below presents earnings per share from continuing operations before nonrecurring items and goodwill and intangibles amortization, discussed below under the caption “Segment Results of Operations”:

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

	(In thousands except per share data)

Sales	$390,810	$369,510	$795,345	$742,913

Cost of Sales	212,829	216,328	444,521	442,227

Research and Development Costs	20,364	19,417	42,200	39,057

Selling, General and Administrative Expenses	94,538	85,180	185,704	170,580

Operating Income from Continuing Operations	63,079	48,585	122,920	91,049

Other Expense, Net	(7,924)	(8,067)	(20,841)	(15,061)

Income from Continuing Operations Before Income Taxes	55,155	40,518	102,079	75,988

Provision for Income Taxes	15,730	11,074	30,123	20,951

Income from Continuing Operations, Net of Income Tax	$39,425	$29,444	$71,956	$55,037

Diluted Cash Earnings Per Share, from Continuing Operations	$.38	$.29	$.69	$.54

      The table presented below reconciles adjusted income from continuing operations to net income from continuing operations:

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

	(In thousands except per share data)

Adjusted Income from Continuing Operations Before Income Taxes	$55,155	$40,518	$102,079	$75,988

Nonrecurring Items:

In-Process Research and Development	—	—	(2,493)	—

Deferred Gain Recognition, Net of Restructuring-Related Charges	625	8,241	4,465	13,637

Net Nonrecurring Items	625	8,241	1,972	13,637

Goodwill and Intangibles Amortization	(10,105)	(7,385)	(20,203)	(13,993)

Income from Continuing Operations Before Income Taxes	45,675	41,374	83,848	75,632

Provision for Income Taxes	14,799	11,362	29,037	21,885

Net Income from Continuing Operations	$30,876	$30,012	$54,811	$53,747

Earnings Per Share from Continuing Operations:

Basic	$.31	$.31	$.55	$.55

Diluted	$.30	$.30	$.53	$.53

  Segment Results Of Operations

  Life Sciences

      Revenues for the second quarter were $77.7 million versus $41.9 million for the prior period, increasing 85%, and revenues for the first six months were $146.9 million versus $81.6 million for the prior period, increasing 80%. Revenues increased from the prior period as a result of the inclusion of revenues from the NEN acquisition and increased revenues from the Company’s drug discovery and genetic screening businesses.

      Operating profit for the second quarter was $9.4 million compared to $6.1 million for the prior period, increasing 53%, and for the first six months was $13.0 million versus $10.4 million for the prior period, increasing 25%. The increases, for both the quarter and the six month periods, were a result of the addition of NEN, higher overall sales volume and increased profitability in the genetic screening business.

      Operating profit before net nonrecurring items and goodwill and intangibles amortization for the second quarter was $15.2 million versus $6.3 million for the prior period, increasing 142%, and was $25.7 million for the first six months versus $11.1 million for the prior period, increasing 132%. For both 2001 periods, the principal element of the nonrecurring and amortization charges was the goodwill amortization associated with the acquisition of NEN.

   Optoelectronics

      Revenues for the second quarter were $108.0 million versus $120.9 million for the prior period, resulting in a decrease of 11%. For the first six months, revenues were $228.9 million versus $235.4 million for the prior period, resulting in a decrease of 3%. Higher revenues in telecom and digital imaging were offset by lower revenues in the photography and semiconductor markets which accounted for the decreases in both the quarter and the six month periods.

      Operating profit for the second quarter was $16.2 million compared to $22.5 million for the prior period, decreasing 28%, and for the first six months was $34.7 million compared to $42.6 million for the prior period, decreasing 19%. The decline in operating profit for both periods is due to lower revenues, the cost of moving production facilities to lower cost locations and the beneficial impact of nonrecurring credits recorded in the prior year.

      Operating profit before net nonrecurring items and goodwill and intangibles amortization for the second quarter was $20.7 million versus $19.4 million for the prior period, increasing 7%, and for the first six months was $40.9 million versus $35.0 million for the prior period, increasing 17%. In the prior year, significant nonrecurring items for the second quarter included restructuring credits and for the six month period, certain nonrecurring pre-tax gains.

   Instruments

      Revenues for the second quarter were $146.1 million versus $146.3 million for the prior period and for the first six months were $290.9 million versus $304.0 million for the prior period, decreasing 4%. The decrease in revenues for both periods is primarily attributable to the sale of the Company’s Berthold business in late 2000.

      Operating profit for the second quarter was $14.6 million compared to $9.8 million for the prior period, increasing 48%, and for the first six months was $29.3 million versus $21.0 million for the prior period, increasing 39%. The increase for both periods of 2001 is attributable to the sale of higher-margin new products and the benefits of restructuring actions in 2001, as well as incremental restructuring charges recorded in 2000.

      Operating profit before net nonrecurring items and goodwill and intangibles amortization for the second quarter was $18.0 million versus $15.5 million for the prior period, increasing 17%, and for the first six months was $34.2 million versus $29.9 million, increasing 14%. The primary component of nonrecurring and amortization charges is the amortization of goodwill.

  Fluid Sciences

      Revenues for the second quarter were $59.0 million versus $60.3 million for the prior period, decreasing 2%, and for the first six months were $128.6 million versus $122.0 million for the prior period, increasing 5%. The decrease in revenues for the quarter is a result of a decrease in sales in the semiconductor business due to overall market softening, which was partially offset by higher revenues in the aerospace business. For the first six months of 2001, there was an increase in revenues because the impact of the lower sales to the semiconductor markets was not as prevalent for the entire six months as it was for the second quarter.

      Operating profit for the second quarter was $16.8 million compared to $10.2 million for the prior period, increasing 65%, and for the first six months was $33.9 million versus $18.7 million for the prior period, increasing 81%. The primary contributors to the increases in operating profit were the effects of manufacturing and productivity initiatives and the nonrecurring benefit of the gain on the sale of a product line, both occurring in 2001.

      Operating profit before net nonrecurring items and goodwill and intangibles amortization for the second quarter was $12.5 million versus $10.8 million for the prior period, increasing 16%, and for the first six months of 2001 was $28.3 million versus $21.5 million for the prior period, increasing 31%. A significant component of nonrecurring charges and amortization is the gain on the sale of a product line in 2001.

  Financial Condition

      Short-term debt at July 1, 2001 was $229 million and was comprised primarily of commercial paper borrowings of $222 million. The Company also has a $300 million revolving credit facility which expires in March 2002 and a $100 million revolving credit facility expiring in March 2006. There were no outstanding balances on either facility at July 1, 2001 or December 31, 2000. Long-term debt at July 1, 2001 was approximately $590 million, consisting of $115 million of unsecured notes which mature in 2005 and $475 million of convertible debentures. The debentures are currently convertible into 10.8 million shares of the Company’s common stock at approximately $42.50 per share.

      Cash and cash equivalents increased by $10.8 million to $132.3 million at the end of the first six months of 2001. Net cash provided by continuing operating activities for the first six months of 2001 was $35.7 million and was comprised of net income from continuing operations before depreciation, amortization and other noncash items of $99.9 million and a $64.2 million net change in certain assets and liabilities. The net change in assets and liabilities was comprised primarily of a $31.5 million increase in inventory, an $18.3 million decrease in accrued restructuring costs and a $10.6 million decrease in accounts receivable. Capital expenditures for the first six months of 2001 were $43.2 million.

  Forward-Looking Information and Factors Affecting Future Performance

      This Quarterly Report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this Quarterly Report that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on these forward-looking statements as representing the Company’s views as of any date subsequent to the date of this Quarterly Report. A number of important factors and uncertainties could cause actual results to differ materially from those described in these forward-looking statements, including without limitation the risk factors set forth in the Company’s registration statement on Form S-4, filed on August 3, 2001 with the SEC, under the caption, “Risk Factors — Risks Relating to PerkinElmer’s Business,” which risk factors are attached to this Quarterly Report as Exhibit 99.1 and are expressly incorporated by reference herein.

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

PART II.     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      The matters submitted to a vote of the stockholders at the 2001 Annual Meeting of Stockholders of the Company held on April 24, 2001 were previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      Part I Exhibits:

Exhibit 3.1	Restated Articles of Organization of the Company.
Exhibit 4.1	Specimen certificate of the Company’s Common Stock, $1 par value.
Exhibit 99.1	Risk factors set forth in the Company’s registration statement on Form S-4, filed on August 3, 2001 with the SEC, under the caption, “Risk Factors — Risks Relating to PerkinElmer’s Business.”

      Part II Exhibits:

      None

      (b) Reports on Form 8-K

      A Current Report on Form 8-K was filed with the SEC on May 14, 2001 for the purpose of filing as an exhibit Articles of Amendment to the Company’s Restated Articles of Organization, which had the effect of increasing the number of shares of the Company’s authorized common stock from 100,000,000 to 300,000,000.

      On June 1, 2001, a Current Report was filed with the SEC for the purpose of updating certain Registration statements to adjust the number of shares of PerkinElmer common stock covered thereby as a result of the 2-for-1 stock split.

      On July 18, 2001, a Current Report was filed with the SEC for the purpose of announcing the proposed acquisition by the Company of Packard BioScience as discussed above under “Subsequent Event”.

      On August 3, 2001, a Current Report was filed with the SEC for the purpose of reporting that in 2001, the Board of Directors approved a plan to sell the Security and Detection Systems business and to account for the business as a discontinued operation in the Company’s consolidated financial statements.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ ROBERT F. FRIEL

Robert F. Friel
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 15, 2001