Form 10-Q
period 2001-09-30
PERKINELMER INC
filed 2001-10-29
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5075

PerkinElmer, Inc.

(Exact Name Of Registrant As Specified In Its Charter)

Massachusetts	04-2052042
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

45 William Street, Wellesley, Massachusetts (Address of principal executive offices)	02481 (Zip Code)

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

☑  Yes           ☐  No

      Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 22, 2001

Common Stock, $1 par value	101,669,084 (Excluding treasury shares)

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Three Months Ended		Nine Months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

	(In thousands except per share data)
	(Unaudited)
Sales	$302,131	$340,140	$968,836	$961,061
Cost of Sales	163,112	189,855	523,455	545,602
Revaluation of Acquired Inventory	—	909	—	909
Research and Development Expenses	18,798	18,548	59,463	56,235
In-Process Research and Development Charge	—	24,300	—	24,300
Selling, General and Administrative Expenses	89,421	97,523	288,795	271,287
Gains on Dispositions and Restructuring Credits	(2,500)	—	(4,279)	(14,623)

Operating Income From Continuing Operations	33,300	9,005	101,402	77,351
Other Expense, Net	(4,390)	(11,557)	(23,468)	(23,951)

Income (Loss) From Continuing Operations Before Income Taxes	28,910	(2,552)	77,934	53,400
Provision for Income Taxes	7,299	7,723	23,340	23,625

Income (Loss) From Continuing Operations	21,611	(10,275)	54,594	29,775
Income from Discontinued Operations, Net of Income Taxes	9,608	12,355	29,531	19,669
Gain on Disposition of Discontinued Operations	—	—	—	4,453

Net Income	$31,219	$2,080	$84,125	$53,897

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.21	$(0.10)	$0.54	$0.30
Discontinued Operations	0.10	0.13	0.29	0.25

Net Income	$0.31	$0.02	$0.84	$0.55

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.21	$(0.10)	$0.52	$0.29
Discontinued Operations	0.09	0.12	0.28	0.24

Net Income	$0.30	$0.02	$0.81	$0.53

Weighted Average Shares of Common Stock Outstanding:
Basic	101,133	98,500	100,636	97,832
Diluted	104,341	102,846	104,179	101,754
Cash Dividends Per Common Share	$0.07	$0.07	$0.21	$0.21

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)

	(In thousands except
	share data)
Current Assets:
Cash and Cash Equivalents	$128,399	$125,551
Accounts Receivable	291,687	292,714
Inventories	233,673	190,526
Other Current Assets	213,250	169,976
Net Assets of Discontinued Operations	151,510	147,140

Total Current Assets	1,018,519	925,907
Property, Plant and Equipment:
At Cost	465,831	424,141
Accumulated Depreciation and Amortization	(190,162)	(187,375)

Net Property, Plant and Equipment	275,669	236,766
Investments	32,417	36,226
Intangible Assets	872,093	886,569
Other Assets	70,352	102,865

Total Assets	$2,269,050	$2,188,333

Current Liabilities:
Short-Term Debt	$223,604	$183,110
Accounts Payable	111,812	118,170
Accrued Restructuring Costs	23,880	47,444
Accrued Expenses	267,972	296,896

Total Current Liabilities	627,268	645,620
Long-Term Debt	593,909	583,337
Long-Term Liabilities	235,288	230,987
Contingencies
Stockholders’ Equity:
Preferred Stock — $1 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common Stock — $1 par value, authorized 300,000,000 shares; issued 122,908,000 shares at September 30, 2001 and December 31, 2000	122,908	122,908
Capital in Excess of Par Value	55,144	37,060
Retained Earnings	898,719	835,917
Accumulated Other Comprehensive Loss	(48,165)	(39,042)
Cost of Shares Held in Treasury — 21,872,053 shares at September 30, 2001 and 23,360,000 shares at December 31, 2000	(216,021)	(228,454)

Total Stockholders’ Equity	812,585	728,389

Total Liabilities and Stockholders’ Equity	$2,269,050	$2,188,333

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30,	October 1,
	2001	2000

	(In thousands)

	(Unaudited)
Operating Activities:
Net income	$84,125	$53,897
Deduct net income from discontinued operations	(29,531)	(19,669)
Deduct net gain on disposition of discontinued operations	—	(4,453)

Income from continuing operations	54,594	29,775
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Revaluation of acquired inventory	—	909
In-process research and development charges	—	24,300
Amortization of debt discount and issuance costs	15,473	3,447
Depreciation and amortization	55,893	46,755
Gains on dispositions and sales of investments, net	(6,949)	(10,030)
Changes in assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable	(2,048)	17,448
Inventories	(44,128)	(17,369)
Accounts payable and accrued expenses	(18,358)	(15,844)
Accrued restructuring costs	(23,417)	(31,004)
Other assets and liabilities	(3,059)	(13,042)

Net Cash Provided by Continuing Operations	28,001	35,345
Net Cash Provided by Discontinued Operations	37,115	47,936

Net Cash Provided by Operating Activities	65,116	83,281
Investing Activities:
Capital expenditures	(70,827)	(36,559)
Proceeds from dispositions of businesses and property, plant and equipment, net	(3,301)	24,926
Cost of acquisitions, net of cash acquired	(5,103)	(410,724)
Proceeds from sale of (purchases of) investments	570	(15,308)
Other	—	1,567

Net Cash (Used in) Continuing Operations	(78,661)	(436,098)
Net Cash (Used in) Provided by Discontinued Operations	(17,187)	6,873

Net Cash (Used in) Investing Activities	(95,848)	(429,225)
Financing Activities:
Proceeds from issuance of convertible debt	—	448,000
Increase in commercial paper borrowings	43,000	145,000
Decrease in other debt	(6,467)	(233,573)
Proceeds from issuance of common stock	21,657	31,603
Purchases of common stock	(2,171)	(10,546)
Cash dividends	(21,176)	(20,594)

Net Cash Provided by Financing Activities	34,843	359,890

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,263)	(7,699)

Net Increase in Cash and Cash Equivalents	2,848	6,247
Cash and Cash Equivalents at Beginning of Period	125,551	126,650

Cash and Cash Equivalents at End of Period	$128,399	$132,897

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Basis of Presentation

      The consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report for the fiscal year ended December 31, 2000, filed on Form 10-K with the SEC (as supplemented by the Current Report on Form 8-K filed with the SEC on August 3, 2001, the “2000 Form 10-K”). The balance sheet amounts at December 31, 2000 in this report were extracted from the Company’s audited 2000 financial statements included in the 2000 Form 10-K. Historical financial results have been restated to reflect the Company’s Fluid Sciences business unit and Security and Detection Systems business as discontinued operations (Note 7). Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results for the entire fiscal year.

      At the Company’s April 24, 2001 Annual Meeting of Stockholders, an increase in the number of authorized shares of common stock from 100,000,000 shares to 300,000,000 shares was approved. At the April 24, 2001 Board of Directors’ meeting, a two-for-one stock split was approved and was effected on June 1, 2001 by means of a 100% stock dividend to stockholders of record as of May 15, 2001. All share and per share information presented has been restated to reflect the impact of this change.

(2)  Acquisitions

      On July 16, 2001, the Company announced its proposed acquisition of Packard BioScience Company (“Packard BioScience”) pursuant to an Agreement and Plan of Merger dated July 13, 2001. In connection with the acquisition, the Company agreed to issue 0.311 shares of PerkinElmer common stock for each outstanding share of Packard BioScience common stock. The Company also agreed to assume all outstanding options to purchase Packard BioScience common stock, which will become exercisable for shares of PerkinElmer common stock following the merger after giving effect to the same exchange ratio as offered to the Packard BioScience common stockholders. The transaction will be accounted for as a purchase in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The transaction has been approved by the shareholders of Packard BioScience and PerkinElmer and is currently awaiting final regulatory approval. The transaction is expected to close during the fourth quarter of 2001.

      On July 31, 2000, the Company completed its acquisition of NEN Life Sciences, Inc. (“NEN”), a provider of state-of-the-art drug discovery products, services, reagents and technologies to the life sciences industry. Details of the transaction and pro forma financial information were reported on a Current Report on Form 8-K filed with the SEC on August 1, 2000 and in the 2000 Form 10-K.

      Unaudited pro forma operating results for the Company for the nine months ended October 1, 2000, assuming the acquisition of NEN was completed as of January 3, 2000, would be as follows: sales of $1,302.7 million; net income of $60.3 million; basic and diluted earnings of $0.62 and $0.59 per share, respectively.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(3)  Restructuring Charges

      The Company recorded a pre-tax restructuring charge of $15.1 million during the fourth quarter of 2000 as a result of the continued transformation of the portfolio of businesses within the Life Sciences and Optoelectronics segments (the “2000 plan”). The principal actions in the restructuring plans included the closing or consolidation of a number of offices and facilities, transfer of assembly activities to lower cost geographic locations, disposal of underutilized assets and general cost reductions. Details of the 2000 plan are discussed more fully in the 2000 Form 10-K.

      The following table summarizes the restructuring activity related to the 2000 plan:

Nine Months Ended
September 30, 2001

(In millions)
Accrued restructuring costs at beginning of period	$15.1
Charges	(12.6)

Accrued restructuring costs at end of period	$2.5

      The Company finalized its restructuring plans related to its acquisition of the Analytical Instruments Division (AI) of PE Corp. (May 1999) during 2000. Additionally, the Company recorded approximately $4.0 million as accrued restructuring costs in connection with the NEN acquisition in August 2000. These plans primarily include actions to integrate the operations of the acquired businesses and improve their cost structures through consolidation or shutdown of certain facilities, workforce and overhead reductions and the termination of certain leases and other contractual obligations.

      The following table summarizes the restructuring activity related to the AI and NEN acquisitions:

Nine Months Ended
September 30, 2001

(In millions)
Accrued restructuring costs at beginning of period	$32.3
Charges	(10.8)

Accrued restructuring costs at end of period	$21.5

      Cash outlays during the nine months ended September 30, 2001 were $18.3 million for all of these plans. The majority of the actions remaining at September 30, 2001 are expected to occur in fiscal 2001 and early fiscal 2002.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)  Inventories

      Inventories consisted of the following:

	September 30,	December 31,
	2001	2000

	(In thousands)
Raw materials	$65,335	$55,739
Work in progress	44,645	30,803
Finished goods	123,693	103,984

	$233,673	$190,526

(5)  Comprehensive Income (Loss)

      Comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

	(In thousands)
Net income	$31,219	$2,080	$84,125	$53,897
Other comprehensive income (loss), net of tax:
Gross foreign currency translation
Adjustments	12,881	(11,884)	(6,526)	(29,821)
Unrealized gains (losses) on securities	(1,860)	2,052	(2,596)	8,696

	11,021	(9,832)	(9,122)	(21,125)

Comprehensive income (loss)	$42,240	$(7,752)	$75,003	$32,772

      The components of accumulated other comprehensive loss were as follows:

	September 30,	December 31,
	2001	2000

	(In thousands)
Foreign currency translation adjustments	$(46,472)	$(39,946)
Unrealized (losses) gains on securities	(1,837)	904
Unrealized gains on foreign currency contracts	144	—

Accumulated other comprehensive (loss)	$(48,165)	$(39,042)

(6)  Industry Segment Information

      The Company’s continuing operations are classified into three reportable segments which reflect the Company’s management and structure under three strategic business units: Life Sciences, Optoelectronics and Instruments. The accounting policies of the reportable segments are the same as those described in Note 1 of the 2000 Form 10-K. The Company evaluates the performance of its reportable segments based on operating profit. Intersegment sales and transfers are not significant. Unaudited sales and operating profit information by segment for the first nine months of 2001 and 2000 are discussed in Item 2 of this Quarterly Report on Form 10-Q and are considered an integral part of this note.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)  Discontinued Operations

      During October 2001, the Board of Directors approved a plan to sell the Fluid Sciences business unit. As such, the Company has accounted for this business as a discontinued operation in accordance with Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations (“APB No. 30”) and, accordingly, the results of operations and related cash flows of the Fluid Sciences business unit have been segregated from continuing operations and reported as a separate line on the Company’s Consolidated Income Statements. The net assets of the Fluid Sciences business unit are reflected as Net Assets of Discontinued Operations in the accompanying Consolidated Balance Sheets.

      In July 2001, the Board of Directors approved a plan to sell the Security and Detection Systems business. The results of operations of the Security and Detection Systems business were previously reported as part of the Instruments segment. The Company has accounted for its Security and Detection Systems business as a discontinued operation in accordance with APB No. 30, and, accordingly, the results of operations of this business through the end of the second quarter of 2001 have been segregated from continuing operations and reported as a separate line on the Company’s Consolidated Income Statements. The results from operations for the third quarter of 2001 along with the net assets of the business are reflected as Net Assets of Discontinued Operations in the accompanying Consolidated Balance Sheets in accordance with APB No. 30.

      Summary operating results of the Fluid Sciences business unit and the Security and Detection Systems business reported as a separate line on the Company’s Consolidated Income Statements were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

	(In thousands)
Sales	$52,714	$91,633	$222,434	$271,793
Costs and expenses	36,984	69,936	171,332	231,089

Operating income from discontinued operations	15,730	21,697	51,102	40,704
Other expense, net	(317)	(1,537)	(3,764)	(5,652)

Operating income from discontinued operations before income taxes	15,413	20,160	47,338	35,052
Provision for income taxes	5,805	7,805	17,807	15,383

Income from discontinued operations, net of taxes	$9,608	$12,355	$29,531	$19,669

(8)  New Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under these new Standards the FASB eliminated accounting for any mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. The Company is currently assessing the impact of implementing these standards.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will not have a material impact on its financial statements.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company’s financial statements.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Acquisitions and Divestitures

      On July 31, 2000, the Company completed its acquisition of NEN Life Sciences, Inc. (NEN), a provider of state-of-the-art drug discovery products, services, reagents and technologies to the life sciences industry. Details of the transaction and pro forma financial information were reported on a current report on Form 8-K filed with the SEC on August 1, 2000 and in the 2000 Form 10-K.

      In July 2001 and October 2001, respectively, the Board of Directors approved separate plans to sell the Security and Detection Systems business and Fluid Sciences business unit. Both businesses have appropriately been reflected as discontinued operations in the Company’s consolidated financial statements.

Discussion Of Consolidated Results Of Continuing Operations

     Revenues

      Revenues for the third quarter of 2001 were $302.1 million, down 11% from $340.1 million for the third quarter last year. For the nine-month period ended September 30, 2001, revenues increased to $968.8 million, up 1% from $961.1 million for the same period last year. Both 2001 periods were positively affected by the acquisition of the NEN business, which occurred in the second half of 2000. On an organic revenue basis, adjusted for the impact of foreign exchange and the impact of acquisitions and divestitures, revenues declined by 7% in the third quarter from the comparable period in prior year. Organic growth in the third quarter was driven by 12% growth in Life Sciences, especially drug discovery tools and genetic screening, offset by a 16% decline in Optoelectronics, reflecting deterioration in the semiconductor and photography markets and an 8% decline in Instruments.

     Gross Margin

      Gross margins as a percentage of sales improved to 46% for both the third quarter and the nine-month period of 2001 from 44% and 43% for the respective periods of 2000. These improvements reflect the Company’s improving portfolio of businesses and product mix, strong focus on operations and aggressive approach to cost controls, including low cost sourcing.

     Research and Development

      Research and development expenses approximated 6% of sales for both the quarter and the nine months ended September 30, 2001, up from approximately 5% of sales for the third quarter of 2000 and consistent with the rate for the nine months ended October 1, 2000. The rate of research and development expenditures as a percentage of sales is reflective of the Company’s continued commitment to new product development.

     Selling, General and Administrative Expenses

      Selling, general and administrative expenses as a percentage of sales increased to 30% for both the third quarter and the nine-month period of 2001 from 29% and 28% for the respective periods of 2000. The increases were primarily related to incremental goodwill amortization resulting from the acquisition of NEN which occurred on July 31, 2000, as well as certain costs related to moving production facilities to lower cost locations.

     Gains on Dispositions and Restructuring Credits

      During the third quarter of 2001, the Company recognized previously deferred pre-tax gains relating to certain businesses previously divested of $2.0 million as a Gain on Disposition.

      During the first quarter of 2001, the Company recognized $1.8 million in previously deferred pre-tax gains on relating to businesses previously divested.

      During the first two quarters of 2000, the Company sold its micromachined sensors and specialty semiconductor businesses, resulting in a pre-tax gain of $6.7 million and recognized $1.6 million of pre-tax gains from previously deferred sales proceeds, both of which were recognized as Gains on Dispositions. The financial results of the divested businesses for all periods were not material to the consolidated results of the Company.

     Other Expense, Net

      Other expense was $4.4 million for the third quarter of 2001, versus $11.6 million for the same period of 2000. Other expense decreased to $23.5 million for the first nine months of 2001, versus $24.0 million for the same period of 2000. The decrease in the third quarter expense from that of the same period for 2000 is reflective of the $3.4 million gain recognized on the sale of the Company’s interest in an equity investment, the average cost of debt being reduced period over period and the absence of foreign exchange losses which were incurred during the third quarter of 2000.

     Income Tax Expense

      Reported income tax expense as a percentage of pre-tax income was 30% and 44% for the first nine months of 2001 and 2000, respectively. The period over period change in effective tax rates was the result of in-process research and development expenses written-off during the nine months ended October 1, 2000 that were not allowed for tax purposes, as well as the inclusion of a favorable IRS settlement during the third quarter of 2001.

     Adjusted Income from Continuing Operations

      Nonrecurring items during the third quarter of 2001 included a $3.4 million gain from the sale of an investment and a $2.0 million previously deferred gain offset by similar amounts of nonrecurring restructuring related charges, yielding a net adjustment of $0.1 million.

      The table below presents earnings per share from continuing operations before nonrecurring items and the amortization of goodwill and intangibles, discussed below under the caption “Segment Results of Continuing Operations”:

	Three Months Ended		Nine Months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

	(In thousands except per share data)
Sales	$302,131	$340,140	$968,836	$961,061
Cost of Sales	160,969	189,855	518,251	545,602
Research and Development Costs	18,798	18,548	59,456	56,235
Selling, General and Administrative Expenses	76,076	87,407	252,898	248,358

Operating Income from Continuing Operations	46,288	44,330	138,231	110,866
Other Expense, Net	(7,780)	(11,557)	(26,858)	(24,852)

Income from Continuing Operations Before Income Taxes	38,508	32,773	111,373	86,014
Provision for Income Taxes	9,008	10,012	29,045	23,858

Income from Continuing Operations, Net of Income Tax	$29,500	$22,761	$82,328	$62,156

Diluted Cash Earnings Per Share, from Continuing Operations	$0.28	$0.22	$0.79	$0.61

      The table presented below reconciles adjusted income from continuing operations to net income from continuing operations:

	Three Months Ended		Nine Months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

	(In thousands except per share data)
Adjusted Income from Continuing Operations Before Income Taxes	$38,508	$32,773	$111,373	$86,014
Nonrecurring Items:
In-Process Research and Development	—	(25,209)	—	(25,209)
Deferred Gain Recognition, Net of Restructuring-Related Charges	132	(1,648)	(4,861)	13,560

Net Nonrecurring Items	132	(26,857)	(4,861)	(11,649)
Goodwill and Intangibles Amortization	(9,730)	(8,468)	(28,578)	(20,965)

Income from Continuing Operations Before Income Taxes	28,910	(2,552)	77,934	53,400
Provision for Income Taxes	7,299	7,723	23,340	23,625

Net Income from Continuing Operations	$21,611	$(10,275)	$54,594	$29,775

Earnings Per Share from Continuing Operations:
Basic	$0.21	$(0.10)	$0.54	$0.30
Diluted	$0.21	$(0.10)	$0.52	$0.29

Segment Results Of Continuing Operations

     Life Sciences

      Revenues for the third quarter were $74.8 million versus $60.4 million for the prior period, increasing 24%, and revenues for the first nine months were $221.6 million versus $142.0 million for the prior period, increasing 56%. On an organic basis adjusted for the impact of the NEN acquisition, revenues for the third quarter increased 12% over that of the comparable period in prior year. This increase is the result of increased sales in the Company’s drug discovery tools and genetic screening businesses.

      Operating profit for the third quarter was $9.1 million compared to a loss of $17.1 million for the prior period, and for the first nine months was $22.1 million versus a loss of $6.7 million for the prior period. The increases for both the quarter and the nine-month periods over those of the prior year reflect a one-time write-off of in-process research and development associated with the acquisition of NEN during the third quarter of 2000 and year-over-year earnings related to organic revenue expansion.

      Operating profit before net nonrecurring items and goodwill and intangibles amortization for the third quarter was $14.9 million versus $12.0 million for the prior period, increasing 24%, and was $40.7 million for the first nine months versus $23.1 million for the prior period, increasing 76%. The increases for both the quarter and the nine-month periods over those of prior year reflect higher overall sales volume and increased profitability in the drug discovery tools and genetic screening businesses. For both 2001 periods presented, the principal element of the nonrecurring and amortization charges was the amortization of goodwill from the acquisition of NEN. For both 2000 periods, the principal difference was purchase accounting charges associated with in-process research and development and inventory revaluations stemming from the NEN acquisition.

      Optoelectronics

      Revenues for the third quarter were $97.2 million versus $126.3 million for the prior period, resulting in a decrease of 23%. For the first nine months, revenues were $326.1 million versus $361.7 million for the prior period, resulting in a decrease of 10%. On an organic basis, revenues for the third quarter decreased 16% versus that of the comparable period in prior year. The decrease reflects industry-wide declines in the telecom, semiconductor and photography markets.

      Operating profit for the third quarter was $14.2 million compared to $21.3 million for the prior period, decreasing 33%, and for the first nine months was $48.9 million compared to $64.0 million for the prior period, decreasing 24%. The decline in operating profit for both periods is due to lower revenues, the cost of moving production facilities to lower cost locations and costs associated with streamlining operations.

      Operating profit before net nonrecurring items and goodwill and intangibles amortization for the third quarter was $18.2 million versus $23.3 million for the prior period, decreasing 22%, and for the first nine months was $59.1 million versus $58.3 million for the prior period, increasing 1%. Operating profit before nonrecurring items and goodwill and intangible amortization increased as a percentage of sales to 19% for the quarter and 18% for the nine-month period ended September 30, 2001 versus 18% and 16% for the respective periods in 2000. For both 2001 periods, non-recurring and amortization charges were primarily comprised of goodwill amortization and non-recurring charges associated with the move to lower cost facilities and streamlining operations. During the 2000 periods, non-recurring and amortization charges were principally impacted by certain restructuring credits and non-recurring pretax gains.

     Instruments

      Revenues for the third quarter were $130.2 million versus $153.4 million for the prior period, resulting in a decrease of 15%. For the first nine months, revenues were $421.1 million versus $457.3 million for the prior period, decreasing 8%. On an organic basis, revenues for the third quarter decreased 8% over that of the comparable period in prior year. The third quarter decrease reflected the impact of logistics issues stemming from recent world events and the current economic environment.

      Operating profit for the third quarter was $13.6 million compared to $9.4 million for the prior period, increasing 45%, and for the first nine months was $42.9 million versus $30.4 million for the prior period, increasing 41%. The increase for both periods of 2001 is attributable to improvements in product mix and continued focus on cost control measures.

      Operating profit before net nonrecurring items and goodwill and intangibles amortization for the third quarter was $16.7 million versus $13.3 million for the prior period, increasing 26%, and for the first nine months was $50.9 million versus $43.2 million, increasing 18%. The primary component of nonrecurring and amortization charges during both the 2001 and 2000 periods was the amortization of goodwill.

Financial Condition

      Short-term debt at September 30, 2001 was $223.6 million and was comprised primarily of commercial paper borrowings of $220.0 million. The Company also has a $300 million revolving credit facility which expires in March 2002 and a $100 million revolving credit facility expiring in March 2006. There were no outstanding balances on either facility at September 30, 2001 or December 31, 2000. Long-term debt at September 30, 2001 was $593.9 million, consisting of $115.0 million of unsecured notes which mature in 2005 and $478.9 million of convertible debentures which mature in 2020. The debentures are currently convertible into 10.8 million shares of the Company’s common stock at approximately $44.00 per share.

      Cash and cash equivalents totaled $128.4 million at September 30, 2001 and $125.6 million at December 31, 2000. Net cash provided by continuing operating activities for the first nine months of 2001 was $28.0 million and was comprised of net income from continuing operations before depreciation, amortization and other non-cash items of $119.0 million and a $91.0 million net change in certain assets and liabilities. The net change in assets and liabilities was comprised primarily of a $44.1 million increase in inventory, a $23.4 million decrease in accrued restructuring costs and a $18.4 million decrease in accounts payable and accrued expenses. Capital expenditures for the first nine months of 2001 were $70.8 million.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

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

      On August 30, 2001, a Current Report was filed with the SEC for the purposes of reporting that the Company had announced it had begun to explore strategic alternatives for its Fluid Sciences business unit, including the potential sale of the unit.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ ROBERT F. FRIEL

Robert F. Friel
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2001