Form 10-K
period 2001-12-31
PERKINELMER INC
filed 2002-03-28
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-5075

PerkinElmer, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization) 45 William Street, Wellesley, Massachusetts (Address of Principal Executive Offices)	04-2052042 (I.R.S. Employer Identification No.) 02481 (Zip Code)

Registrant’s telephone number, including area code:  (781) 237-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 Par Value Preferred Share Purchase Rights	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     The aggregate market value of the common stock, $1 par value, held by nonaffiliates of the registrant on March 25, 2002, was $2,029,575,404.

     As of March 25, 2002, there were outstanding, exclusive of treasury shares, 125,632,870 shares of common stock, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF PERKINELMER, INC.’S PROXY STATEMENT FOR THE 2002 ANNUAL MEETING OF STOCKHOLDERS	PART III (Items 10, 11, 12 and 13)

SELECTED FINANCIAL INFORMATION for the Five Years Ended December 30, 2001
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA CONSOLIDATED INCOME STATEMENTS For the Three Years Ended December 30, 2001
CONSOLIDATED BALANCE SHEETS as of December 30, 2001 and December 31, 2000
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY for the Three Years Ended December 30, 2001
CONSOLIDATED STATEMENTS OF CASH FLOWS for the Three Years Ended December 30, 2001
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EX-10.4 Revolving Credit Facility Agreement
EX-10.9 Form of Stock Option Grant
EX-10.10 Form of Stock Option Grant - John Engel
EX-10.12 Recievables Sale Agreement 12/21/2001
EX-10.13 Purchase and Sale Agreement 12/21/2001
EX-21 Subsidiaries of the Company
EX-99 Confirmation of Arthur Andersen LLP

PART I

ITEM 1.     BUSINESS

      PerkinElmer, Inc. (hereinafter referred to as “PerkinElmer”, the “Company”, or the “Registrant”, which terms include the Company’s subsidiaries) is a global high technology company, providing products and systems to the life sciences, pharmaceutical, medical, chemical, semiconductor, aerospace, telecom and photographic markets. The Company has operations in over 125 countries, and is a component of the S&P 500 Index. The Company’s continuing operations are classified into three operating segments: Life Sciences, Optoelectronics, and Analytical Instruments. In 2001, the Company had sales of $1.3 billion from continuing operations. The Company was incorporated under the laws of the Commonwealth of Massachusetts in 1947.

Recent Developments

      On November 13, 2001, the Company completed the acquisition of Packard BioScience Company (“Packard”), a global developer, manufacturer and marketer of instruments, software and related consumables and services for use in drug discovery and other life sciences research. Packard generated sales of approximately $165 million during 2000. Details of the transaction and pro forma financial information were reported on a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 13, 2001.

      Also in 2001, the Company approved separate plans to dispose of its Security and Detection Systems business and its Fluid Sciences business. These businesses have been reflected as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”). Additionally, the Company completed the sale of its Instruments for Research and Applied Science business and its Voltarc Technologies business during the fourth quarter of 2001.

Life Sciences

      The Life Sciences business unit helps solve complex analytical problems encountered in drug discovery and genetic screening laboratories by providing liquid handling, chemistry, detection and informatics products and solutions. Life Sciences offers a wide range of instrumentation, software and consumables, including reagents, based on a core expertise in fluorescent, chemiluminescent and radioactive labeling and detection of nucleic acids and proteins. In 2001, this business unit had sales of $346 million, representing 26% of the Company’s total sales from continuing operations.

      The Life Sciences business unit is composed of two businesses: drug discovery tools and genetic disease screening. Drug discovery tools represent about 80 percent of the business unit’s total sales, and genetic disease screening accounts for the remaining 20 percent. The drug discovery business offers high-throughput screening (HTS), functional genomics, and proteomics products to customers engaged in pharmaceutical, biotechnology and academic laboratory research worldwide.

      In genetic disease screening, Life Sciences provides software, reagents, and analysis tools to test for a battery of inherited disorders. These clinical screening programs serve to help diagnose, alleviate and prevent disease by identifying people most at risk. Customers include public health authorities in the United States and around the world.

Principal Products.

      The principal products of the Life Sciences business unit include:

•	PlateTrak™ and MiniTrak™ systems, conveyor belt-based, parallel plate processors, which are used in a variety of drug discovery and research applications and are installed at major biotech and pharmaceutical companies.

•	ImageTrak™, an automated liquid handling robotics system for high-throughput screening used in drug discovery and research laboratories.

•	Chemical reagents, such as DELFIA® and LANCE™, which allow both heterogenous and homogenous assays across nearly all assay types, providing flexibility for use in a range of high-thoughout screening applications.

•	UltraVIEW™, a fully automated, high-resolution, live cell imaging system that allows for the observation and measurement of cellular and molecular processes in proteomics applications.

•	Multilabel counters and plate readers, such as the multi-mode, ultra high-throughput ViewLUX™, which quantify the measurement of light signals in drug discovery applications.

New Products.

      New product releases by the Life Sciences business unit include key offerings for functional genomic and proteomic-based research such as:

•	EnVision™, the first modular multi-label plate reader designed for use in high-throughput screening laboratories.

•	ProXPRESS™, a Proteomics Imaging System for multiwavelength imaging, which provides high resolution and flexibility for accurate, reproducible detection of proteins.

Brand Names.

      The Life Sciences business unit offers its products under various brand names including Packard®, Wallac™ and NEN®.

Optoelectronics

      The Optoelectronics business unit provides telecommunications, specialty lighting, sensor and digital imaging solutions to customers in the health sciences, communications and industrial markets. In 2001, this business unit had sales of $416 million, representing 31% of the Company’s total sales from continuing operations.

Principal Products.

      The principal products of the Optoelectronics business unit include:

•	Health Sciences

c	Amorphous Silicon semiconductor processing, an enabling technology for digital x-ray imaging which replaces film and produces superior resolution and diagnostic capability in applications such as cancer treatments.

c	Cermax lamps utilized in endoscopic surgery equipment found in every major hospital worldwide.

c	Sensors used in a number of patient monitoring applications where specific gas measurements are required. For example, infrared absorbtion spectroscopy sensors are used in capnography and monitoring of anesthesia gases to analyze carbon dioxide produced by patients on respirators and anesthesia gases delivered in the operating room.

c	Single photon counting modules (SPCM) used in applications requiring the ultrasensitive detection of light. For example, SPCMs are used in single molecule detection with applications in drug discovery, gene expression analysis and protein-protein analysis.

c	Thermopiles used to recognize thermal radiation in a wide range of applications including gas analysis. PerkinElmer Optoelectronics is a pioneer in producing these sensitive devices at high volumes.

      • Telecommunications

c	CHROMOS 11, the first portable chromatic dispersion test set specifically designed for use with installed high capacity wave division multiplexing (WDM) transmission systems, including networks with integral erbium doped fiber amplifiers (EDFAs). This allows transmission system suppliers and operators to measure the total end-to-end dispersion of both repeaterless and line-amplified systems with minimum disruption.

c	Photonic receivers operating at speeds of up to 10 gigabytes per second (Gbps) and supporting high-bandwidth needs in fiber optic communications applications, including synchronous optical networking (SONET) and dense wave division multiplexing (DWDM) transmission, as well as Fiber channel, Ethernet and Digital Video transmission.

c	Avalanche Photodiodes (APDs), a highly sensitive photodiode which provides high responsivity between extremely fast rise and fall times at all wavelengths.

c	Mux Arrays, which deliver precise signal monitoring and high performance in fiber optic channel monitoring and optical performance measurement.

•	Industrial Products

c	Charge-coupled display (CCD) cameras, which are used to detect defects in manufacturing processes, pilot vision systems and postal sorting.

c	ProForm Metro, a direct imaging system which utilizes an ultraviolet laser to image directly to a newspaper printing plate. The technology yields significant time-savings relative to traditional printing methods.

c	Mercury UV lamps, which provide high-output, long-life, low-pressure performance in air, water and food purification applications.

New Products.

      New product releases by the Optoelectronics business unit include:

c	CHROMOS12, the first portable optical network dispersion field test set that measures dispersion in networks as they are being built.

c	2.5 and 10 Gbps receiver offerings including an Avalanche Photodetector receiver for metro network applications and a PIN photodetector for digital communication applications.

c	FX-4400 High Output bulb, which yields high throughput in analytical applications requiring large area illumination or simultaneous sample screening.

c	Astrocam®, a cooled CCD camera offering high sensitivity and detection of very faint signals, which is used in applications such as protein quantification and fluorescent microscopy.

Brand Names.

      The Optoelectronics business unit offers its products under various brand names including Cermax®, Heimann™, Power Systems, Amorphous Silicon, and Reticon.

Analytical Instruments

      The Analytical Instruments business unit develops, manufactures and markets sophisticated analytical instruments for research laboratories, academia, medical institutions, government agencies and a wide range of industrial applications designed to provide industry-specific ‘sample to answer’ solutions. In 2001, this business unit had sales of $568 million, representing 43% of the Company’s total sales from continuing operations.

      The Analytical Instruments business unit offers analytical tools employing technologies such as molecular and atomic spectroscopy, high-pressure liquid chromatography (HPLC), gas chromatography (GC), and thermal analysis. These instruments and related software applications allow measurement of a range of substances from bio-molecular matter to organic and inorganic chemicals and have applications in the pharmaceutical, environmental, food and beverage, chemical and semiconductor markets.

Principal Products.

      The principal products of the Analytical Instruments business unit include:

•	The AAnalyst™ series of atomic absorption spectrometers used by customers in the environmental and chemical industries, among others, to quantify the constituents of a sample using flame, graphite furnace, mercury or hydride analysis techniques.

•	The ELAN® and Optima™ families of inductively coupled plasma (ICP) systems, which are used for precision analysis of inorganic materials in the petrochemical, environmental, food and agriculture industries.

•	LABWORKS™ Laboratory Information Management System (LIMS), a software application which enables scientists to store, share and create reports on instrument data in both small and large laboratory environments.

•	The PYRIS™ Diamond family of thermal analysis instrumentation and software, which is used for materials property analyses by customers in the polymer and pharmaceutical markets.

•	The Spectrum™ One series of molecular spectroscopy tools, which are used by scientists and lab professionals to analyze the composition of polymers and fine chemicals through the absorption of infrared light.

•	TotalChrom™ chromatography data systems, which are used to acquire data from and control the operation of a laboratory’s chromatography instrumentation.

New products.

      Analytical Instruments products launched recently include:

•	AssureID™ QA/QC Systems, which verify the identity and quality of materials used in pharmaceutical manufacturing quality assurance and quality control processes.

•	The ELAN® DRC II ICP/MS, which uses Dynamic Reaction Cell technology to extend the range of inductively coupled plasma-mass spectrometry (ICP/MS) analysis to clinical, geochemical and environmental applications involving more difficult samples.

•	Sombrilla™ Web-based instrument and data management software, which is used to consolidate laboratory data storage and transfer using common Web browsers.

•	Spectrum™ Spotlight FT-IR Imaging System, which provides chemical images for applications such as formulation testing, product performance testing, failure analysis and drug delivery analysis.

•	TurboMass™ Gold GC/MS, a quadrupole mass spectrometer used to positively identify sample constituents for environmental, chemical, flavor and fragrance, food and beverage, forensic and pharmaceutical applications.

Brand Names.

      The Analytical Instruments business unit offers its products under various brand names including AAnalyst™, LABWORKS™, PYRIS™, Spectrum™, Optima™ and ELAN®.

Discontinued Operations

      In October 2001, the Company announced its plan to sell its Fluid Sciences business unit. The financial results for this unit are classified as discontinued operations. Fluid Sciences is a leading provider of mission-critical fluid control and containment solutions for highly demanding environments. This business unit provides precision valves, seals, bellows, pneumatic joints, coatings and subassemblies to the aerospace, semiconductor equipment, power generation, maintenance, repair and overhaul, and fluid testing markets.

      During July 2001, the Company announced its intention to sell its Security and Detection Systems business and consequently moved that business to discontinued operations. On January 3, 2002, PerkinElmer announced an agreement to sell this business to L-3 Communications for approximately $100 million. The proposed sale is currently being reviewed by the US Department of Justice and is expected to be finalized during the first half of 2002. Security and Detection Systems is a leading supplier of X-ray inspection equipment that screens airline baggage and cargo.

      On August 20, 1999, the Company sold the assets of its Technical Services business, including the outstanding capital stock of EG&G Defense Material, Inc., a subsidiary of the Company, to EG&G Technical Services, Inc., an affiliate of The Carlyle Group LP, for approximately $250 million in cash and the assumption by the buyer of certain liabilities of the Technical Services segment. Results of this unit have been classified as discontinued operations. Through its Technical Services segment, the Company provided engineering, scientific, management and technical support services to a broad range of governmental and industrial customers.

      Sales from the discontinued operations of the Technical Services, Fluid Sciences and Security and Detection Systems businesses were $271.7 million, $359.7 million and $615.1 million during 2001, 2000 and 1999, respectively.

Marketing

      All three of the Company’s business units, Life Sciences, Optoelectronics and Analytical Instruments, market their products and services through their own specialized sales forces as well as independent foreign and domestic manufacturer’s representatives and distributors. In certain foreign countries, these operating segments have entered into joint venture and license agreements with local firms to manufacture and market their products.

Raw Materials and Supplies

      Raw materials and supplies used by each of the Company’s business units are generally readily available in adequate quantities from domestic and foreign sources.

Patents and Trademarks

      While the Company’s patents, trademarks and licenses in the aggregate are important to its business, the Company does not believe that the loss of any one patent, trademark or license or group of related patents, trademarks or licenses would have a materially adverse effect on the overall business of the Company or on any of its operating segments. The Company has both trademarks and registered trademarks for a variety of its product names.

Backlog

      The Company believes that backlog is not a meaningful indicator of future business prospects for any of its strategic business units due to the short-lead time required on a majority of the Company’s sales. Therefore, we believe that backlog information is not material to an understanding of our business.

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

      In the Life Sciences segment, competition is on the basis of product availability and reliability, and service level. Competitors range from multinational organizations with a wide range of products to specialized firms that in some cases have well established market niches. The Company competes in these markets on the basis of innovative technologies, product differentiation and quality. The proportion of large competitors in this segment is expected to increase through the continued consolidation of competitors.

      In the Optoelectronics segment, no single competitor competes directly with this business unit across its full product range. However, the Company does compete with specialized manufacturing companies in the manufacture and sale of specialty flashtubes and ultraspecialty lighting sources, certain photodetectors and photodiodes, switched power supplies and telecommunications products. Competition is based on price, technological innovation, operational efficiency, and product reliability and quality.

      In the Analytical Instruments segment, no single competitor competes directly with this business unit as a whole. The Company competes with instrument companies that serve particular segments of markets in industrial instrumentation and imagining detection systems. The Company competes in this segment primarily on the basis of product performance, product reliability, service and price.

Research and Development

      During 2001, 2000 and 1999, Company-sponsored research and development expenditures were approximately $81 million, $77 million and $67 million, respectively.

Environmental Compliance

      The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (a “PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period in which the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $6.9 million as of December 30, 2001, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to five years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company’s financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

Employees

      As of March 1, 2002, the Company employed roughly 10,800 employees of which approximately 9,300 were employed within its continuing operations. Certain of the Company’s subsidiaries are parties to contracts with labor unions. The Company considers its relations with employees to be satisfactory.

Financial Information About Operating Segments

      Sales and operating profit by segment for continuing operations for the three years ended December 30, 2001 are shown in the table below:

(In thousands)	2001	2000	1999

Life Sciences
Sales	$346,109	$221,401	$158,009
Operating (Loss) Profit	(45,957)	(3,636)	15,768
Optoelectronics
Sales	415,745	496,851	447,681
Operating Profit	45,776	96,931	40,317
Analytical Instruments
Sales	568,200	617,280	445,145
Operating Profit (Loss)	78,420	56,897	(21,400)
Other
Sales	—	—	—
Operating (Loss)	(14,290)	(17,523)	(8,181)
Continuing Operations
Sales	1,330,054	1,335,532	1,050,835
Operating Profit	63,949	132,669	26,504

      The Company’s Fluid Sciences business, Security and Detection Systems business and Technical Services segment are discontinued operations and, therefore have not been included in the preceding table or in the following table. The results for the periods presented above include certain acquisition charges, restructuring charges and other nonrecurring items, which are discussed in the Management’s Discussion and Analysis section of this document.

      Sales and operating profit by segment for continuing operations for the three years ended December 30, 2001, excluding goodwill and intangibles amortization, acquisition charges, restructuring and nonrecurring items, are shown in the table below:

(In thousands)	2001	2000	1999

Life Sciences
Sales	$346,109	$221,401	$158,009
Operating Profit	63,880	39,186	23,959
Optoelectronics
Sales	415,745	496,851	447,681
Operating Profit	68,578	83,603	58,254
Analytical Instruments
Sales	568,200	617,280	445,145
Operating Profit	72,823	61,703	40,182
Other
Sales	—	—	—
Operating Profit (Loss)	(13,540)	(19,216)	(20,678)
Continuing Operations
Sales	1,330,054	1,335,532	1,050,835
Operating Profit	191,741	165,276	101,717

      Additional information relating to the Company’s operating segments is as follows:

	Depreciation and
	Amortization Expense			Capital Expenditures

(In thousands)	2001	2000	1999	2001	2000	1999

Life Sciences	$34,885	$17,719	$6,189	$17,691	$16,239	$7,465
Optoelectronics	26,245	25,967	34,430	31,433	34,242	21,155
Analytical Instruments	17,952	21,172	17,019	32,295	3,881	4,818
Other	1,415	859	1,111	7,280	956	1,402

Continuing operations	$80,497	$65,717	$58,749	$88,699	$55,318	$34,840

Discontinued operations	$13,710	$13,431	$8,207	$13,017	$15,280	$7,593

	Total Assets

(In thousands)	2001	2000	1999

Life Sciences	$1,051,667	$600,168	$125,025
Optoelectronics	504,670	512,395	448,453
Analytical Instruments	590,452	720,195	821,271
Other	772,340	355,575	269,112

	$2,919,129	$2,188,333	$1,663,861

Financial Information About Geographic Areas

      The following geographic area information for continuing operations includes sales based on location of external customer and net property, plant and equipment based on physical location:

	Sales

(In thousands)	2001	2000	1999

U.S.	$581,121	$551,264	$453,497
United Kingdom	85,990	86,081	48,067
Germany	86,192	92,926	90,604
Japan	83,778	75,986	71,685
France	45,123	41,097	26,739
Italy	49,068	50,228	49,496
Other Non-U.S.	398,782	437,950	310,747

	$1,330,054	$1,335,532	$1,050,835

	Net Property, Plant And
	Equipment

(In thousands)	2001	2000	1999

U.S.	$151,536	$126,414	$99,631
Canada	33,876	19,051	14,718
Singapore	15,600	12,002	10,425
United Kingdom	14,498	12,376	12,822
Germany	9,108	14,137	21,570
Finland	6,953	26,356	17,277
Other Non-U.S.	29,961	26,430	13,119

	$261,532	$236,766	$189,562

ITEM 2.  PROPERTIES

      As of January 30, 2002 the Company’s continuing operations occupied approximately 3,227,000 square feet of building area, of which approximately 1,075,000 square feet is owned by the Company. The balance is leased. The Company’s headquarters occupies 53,400 square feet of leased space in Wellesley, Massachusetts. The Company’s other operations are conducted in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in nine states and 39 foreign countries.

      Non-U.S. facilities account for approximately 1,600,000 square feet of owned and leased property, or approximately 50% of the Company’s total occupied space.

      The Company’s real property leases are both short-term and long-term. In management’s opinion, the Company’s properties are well-maintained and are adequate for its present requirements.

      The following table indicates the approximate square footage of real property owned and leased attributable to each of the Company’s operating segments for continuing operations:

	Owned	Leased	Total
	(Sq. Feet)	(Sq. Feet)	(Sq. Feet)

Life Sciences	517,088	636,948	1,154,036
Optoelectronics	545,354	676,563	1,221,917
Analytical Instruments	12,981	784,491	797,472
Corporate Offices	—	53,552	53,552

Continuing Operations	1,075,423	2,151,554	3,226,977

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

      In September 2001 the Company announced that it had resolved its US Tax Court case with the Internal Revenue Service (IRS). The case, which was brought by the IRS in 1995, primarily involved accounting for gains and intercompany pricing during the years 1985 through 1994. The IRS had proposed additional tax of $74 million plus interest. The settlement, however, awarded a small refund to the Company and eliminated all outstanding disputes with the IRS.

      The Company and its subsidiary, EG&G Idaho, Inc., were named in 1998 as defendants in a lawsuit pending in the United States District Court for the District of Idaho. Filed by two former employees of EG&G Idaho under the Civil False Claims Act, the suit names as defendants six entities which were formerly, or currently are, prime contractors or subcontractors to the United States Department of Energy at the Idaho National Engineering and Environmental Laboratory. Plaintiffs allege that the defendants submitted false claims to the government for reimbursement of environmental activities which they knew or should have known had either not been performed or were performed improperly. The District Court recently granted the Company’s Motion for Summary Judgment, and dismissed most, but not all, of the allegations involving the Company. The plaintiffs may appeal that ruling. The plaintiffs have yet to quantify the damages they are seeking.

      The Company’s subsidiary, EG&G Rocky Flats, Inc., and two other companies were also named as defendants in January 2000 in a civil false claim action pending in the United States District Court for the District of Colorado involving security issues at the United States Department of Energy’s Rocky Flats Plant. In response to a motion filed by the United States Department of Justice, the District Court dismissed the case. The plaintiffs have appealed the dismissal.

      The Company intends to defend itself vigorously in these matters and believes that their ultimate disposition will not have a material impact on the Company’s financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

Executive Officers of the Registrant

      Listed below are the executive officers of the Company as of March 25, 2002. No family relationship exists between any of the officers.

Name	Position	Age

Gregory L. Summe	Chairman of the Board, Chief Executive Officer and President	45
Robert F. Friel	Senior Vice President and Chief Financial Officer	46
Terrance L. Carlson	Senior Vice President, General Counsel and Clerk	49
Richard F. Walsh	Senior Vice President	49
John J. Engel	Executive Vice President	40
Stephen P. DeFalco	Senior Vice President	41

      Mr. Summe was named Chief Executive Officer of the Company effective January 1, 1999 and Chairman effective April 27, 1999. He was appointed President and Chief Operating Officer of the Company and elected to the Company’s Board of Directors in February 1998. Prior to joining the Company, Mr. Summe held three positions with AlliedSignal, Inc. (now Honeywell International); President of the Automotive Products Group in 1997, President of Aerospace Engines (1995 to 1997) and President of General Aviation Avionics (1993 to 1995). Prior to joining AlliedSignal, he was the general manager of commercial motors at General Electric (1992 to 1993) and a partner at McKinsey & Co., Inc. (1983 to 1992). Mr. Summe is a Director of State Street Bank and Trust Company and TRW Inc.

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

      Mr. Engel was elected a Vice President of the Company in April 1999, a Senior Vice President in January 2000 and Executive Vice President in May 2001. He served as President of the Optoelectronics Strategic Business Unit from March 1999 until May 2001 and now has responsibility for that business unit as well as serving as President of the Company’s Life Sciences Strategic Business Unit. Mr. Engel had been associated with AlliedSignal since 1994, serving as Vice President and General Manager of Business and General Aviation from 1997 to March 1999, Vice President of the Flight Controls Enterprise in 1996, and Director of the Radar and Collision Avoidance Enterprise from 1994 to 1995.

      Mr. DeFalco was elected a Senior Vice President in October 2000 and he has served as President of the Instruments Strategic Business Unit since that time. From June 1999 to October 2000, Mr. DeFalco served as Vice President of the Company’s Analytical Instruments business unit. From September 1998 to June 1999, Mr. DeFalco served as Vice President of Strategic Planning and Business Development. Prior to 1998, Mr. DeFalco was associated with United Technologies Corporation where he held the positions of Vice President of Strategic Planning at the Company’s Carrier Division and Corporate Director of Strategic Planning.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of Common Stock

	2001 Fiscal Quarters

	First	Second	Third	Fourth

High	$52.31	$38.27	$34.06	$35.95
Low	21.50	21.28	24.90	25.27

	2000 Fiscal Quarters

	First	Second	Third	Fourth

High	$39.63	$34.38	$53.50	$59.57
Low	19.53	25.00	31.07	44.53

Dividends

	2001 Fiscal Quarters

	First	Second	Third	Fourth

Cash Dividends Per Common Share	$.07	$.07	$.07	$.07

	2000 Fiscal Quarters

	First	Second	Third	Fourth

Cash Dividends Per Common Share	$.07	$.07	$.07	$.07

      The Company’s common stock is listed and traded on the New York Stock Exchange. The number of holders of record of the Company’s common stock as of March 25, 2002 was approximately 9,200.

      During fiscal 2001, the Company’s Board of Directors declared four regular quarterly cash dividends of 7 cents per share, each resulting in an annual rate of 28 cents per share.

      On April 24, 2001, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock which was effected on June 1, 2001 by means of a 100% stock dividend to stockholders of record as of May 15, 2001. Share and dividend amounts within this filing have been adjusted to give effect to this stock split.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION

for the Five Years Ended December 30, 2001

(In thousands where applicable)	2001	2000	1999	1998	1997

OPERATIONS:
Sales	$1,330,054	$1,335,532	$1,050,835	$545,146	$653,144
Operating income (loss) from continuing operations	63,949	132,669	26,504	100,922	(8,411)
(Loss) income from continuing operations	(620)	59,278	6,911	71,501	(9,126)
Income from discontinued operations, net of income taxes	32,758	26,789	37,125	30,501	42,818
Gain on dispositions of discontinued operations, net of income taxes	2,367	4,453	110,280	—	—
Net income	34,505	90,520	154,316	102,002	33,692
Basic (loss) earnings per share:
Continuing operations	(0.01)	0.60	0.08	0.79	(0.10)
Discontinued operations	0.34	0.32	1.62	0.34	0.47
Net income	0.33	0.92	1.69	1.13	0.37
Diluted (loss) earnings per share:
Continuing operations	(0.01)	0.58	0.07	0.78	(0.10)
Discontinued operations	0.34	0.31	1.58	0.33	0.47
Net income	0.33	0.89	1.66	1.11	0.37
Weighted-average common shares outstanding:
Basic	103,687	98,212	91,044	90,644	91,514
Diluted	103,687	102,278	93,138	91,768	91,796
FINANCIAL POSITION:
Total assets	$2,919,129	$2,188,333	$1,663,861	$1,069,136	$719,050
Short-term debt	125,741	183,110	382,328	161,548	46,167
Long-term debt	598,125	583,337	114,855	129,830	114,863
Long-term liabilities	249,237	230,987	196,446	124,768	96,014
Stockholders’ equity	1,363,557	728,389	550,776	399,667	328,388
Total debt/total capital	35%	51%	47%	42%	33%
Common shares outstanding	124,188	99,548	92,732	89,492	90,666
CASH FLOWS:
Cash flows from continuing operations	$110,975	$98,183	$93,743	$15,274	$(26,250)
Cash flows from discontinued operations	12,324	47,365	22,086	54,281	23,651
Cash flows from operating activities	123,299	145,548	115,829	69,555	(2,599)
Depreciation and amortization from continuing operations	80,497	65,717	58,749	41,820	31,643
Capital expenditures for continuing operations	88,699	55,318	34,840	33,556	33,638
Purchases of common stock	1,784	10,589	970	41,217	28,104
Cash dividends per common share	.28	.28	.28	.28	.28

Note:	The information presented above includes in-process research and development charges, revaluation of acquired inventory, gains, restructuring and other nonrecurring items discussed in greater detail within Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

      PerkinElmer, Inc. is a global high technology company which designs, manufactures, markets and supports products, systems and service offerings within three major business segments: Life Sciences, Optoelectronics and Analytical Instruments. PerkinElmer Life Sciences is a leading global provider of drug discovery, genetic disease screening and research solutions for the life sciences industry. PerkinElmer Life Sciences customers throughout the world are involved in a broad range of research efforts connected with the detection, treatment and cure of disease. PerkinElmer Optoelectronics provides a broad range of high-performance industrial and commercial applications used in the biomedical, telecommunication and other specialty end-markets. PerkinElmer Analytical Instruments is a leading producer and distributor of sophisticated analytical instruments for the pharmaceutical, environmental and general analytical markets. The Company employs approximately 9,700 employees and operates in over 125 countries. For 2001, the Company derived approximately 56% of its revenues from outside of the United States. The Company has approved separate plans to sell its Fluid Sciences business and Security and Detection business and has classified these businesses as discontinued operations. Discussions of Consolidated Results of Operations for the periods presented are on a continuing operations basis.

  Portfolio changes

      2001 represented the fourth year in the Company’s transformation into a global, high technology leader. During 2001, the Company continued its focus on shifting its portfolio of businesses to higher growth markets and applications. Significant changes to the Company’s portfolio during the three years ended December 30, 2001 are highlighted below:

      2001

•	Acquisition of Packard BioScience Company

•	Approval of plan to dispose of Fluid Sciences business

•	Agreement to dispose of Security and Detection business

•	Disposal of Instruments for Research and Applied Science business

•	Disposal of Voltarc Technologies business

      2000

•	Acquisition of NEN Life Sciences, Inc. (“NEN”)

•	Disposal of the Berthold business

•	Disposal of micromachined sensors business

      1999

•	Acquisition of the Analytical Instruments business from PE Corp. (“AI”)

•	Disposal of the Technical Services business

  Other accomplishments

      Other significant accomplishments during 2001 included:

•	Announced a record number of new product introductions

•	Integration of NEN Life Sciences, acquired during 2000

•	Strengthening of Life Sciences business through further consolidation of Life Sciences European sales, marketing and administrative functions in Brussels, consolidation of certain North American production sites and establishment of production capabilities in lower cost sites in Asia

•	Reorganization of Optoelectronics segment, including the elimination of several manufacturing sites through moves to lower cost manufacturing geographies in Canada and Asia

•	Consolidation within Analytical Instruments segment including starting the consolidation of European administrative functions to a central location in Monza, Italy, move to new world headquarters and manufacturing facility in Shelton, CT and moves of certain manufacturing functions from Europe to lower cost geographies within Asia

      As a result of the significant amount of changes, the results period over period are frequently not comparable. In order to improve the comparability of financial results, the Company has highlighted nonrecurring items in all periods and presented a discussion of the results excluding these items. Nonrecurring items represent income and expenses associated with an acquisition, restructuring, divestiture or other unusual event that are not expected to have an impact on ongoing operations.

2001 Acquisitions and Divestitures

      On November 13, 2001, the Company completed the acquisition of Packard BioScience Company (“Packard”) for consideration of approximately $762 million in the form of approximately 22 million common shares and the assumption of $118 million in debt. The acquisition extends the Company’s capabilities in automated liquid handling and sample preparation and strengthens the Company’s position as a global provider of comprehensive drug discovery solutions. Packard, a global developer, manufacturer and marketer of instruments, software and related consumables and services for use in drug discovery and other life sciences research, generated sales of approximately $165 million for its year ended December 31, 2000.

      Packard’s operations, assumed as of the date of acquisition, are reported within the results from operations of the Life Sciences segment. The acquisition was accounted for as a purchase in accordance with the recently issued Financial Accounting Standards Board Statement No. 141, Business Combinations, (“SFAS No. 141”), and the Company has accordingly allocated the purchase price of Packard based upon the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price has not yet been finalized; however, the Company does not expect material changes. Portions of the net assets acquired and liabilities assumed were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included $69.0 million in acquired in-process research and development for projects that had not yet reached technological feasibility as of the acquisition date and for which no future alternative use existed. These costs were expensed during the fourth quarter of 2001. Other acquired intangible assets valued at $237.3 million included the fair value of trade names, trademarks, patents and developed technology. Of this amount, $76.5 million has been ascribed to trade names and trademarks for which an indefinite life has been assigned. The Packard acquisition also resulted in goodwill of $438.6 million, which is not being amortized in accordance with SFAS No. 141, effective for all business combinations completed subsequent to July 1, 2001.

      During the fourth quarter of 2001, the Company sold its Instruments for Research and Applied Science business (“IRAS”) and its Voltarc Technologies (“Voltarc”) business. These sales resulted in a gain of $32.3 million and a loss of $6.3 million, respectively. Additionally, the Company has deferred gains of approximately $3.0 million in connection with certain contingencies related to the IRAS sale. The combined net income of these businesses was $1.4 million in 2001 through date of disposal and $5.4 million in 2000.

      The Packard acquisition and 2001 dispositions are expected to result in a higher concentration of revenue in the Life Sciences segment in future periods.

Adjusted Income from Operations

      The following table presents Adjusted Net Income, which excludes goodwill and intangibles amortization and the impact of nonrecurring items:

	12 Months Ended

	December 30,	December 31,
	2001	2000

	(In thousands)
Sales	$1,330,054	$1,335,532
Cost of sales	706,322	753,332
Research and development costs	81,315	76,920
Selling, general and administrative expenses	350,676	340,004

Adjusted operating income from continuing operations	191,741	165,276
Other expense, net	34,069	34,593

Adjusted income from continuing operations before income taxes	157,672	130,683
Provision for income taxes	40,852	36,364

Adjusted income from continuing operations, net of income tax	$116,820	$94,319

      The following table reconciles Adjusted income from continuing operations to Net Income on a reported basis:

	12 Months Ended

	December 30,	December 31,
	2001	2000

	(In thousands)
Adjusted income from continuing operation, before income taxes	$157,672	$130,683
Continuing operations nonrecurring items:
Acquisition-related charges	(70,540)	(26,118)
Gains on dispositions, net	26,630	35,089
Gains on sale of investments, net	4,274	900
Restructuring charges, net	(9,500)	(3,900)
Reorganization-related charges	(14,298)	(4,109)
Integration-related charges	(5,982)	(3,065)
Telecom component inventory write-down	(4,000)	—
Incentive payments	(7,473)	—
Other	(332)	444

Net nonrecurring items	(81,221)	(759)
Goodwill and intangibles amortization	(42,297)	(30,947)

Income from continuing operations before income taxes	34,154	98,977
Provision for income taxes	(34,774)	(39,699)

(Loss)/income from continuing operations	(620)	59,278
Gain/income from discontinued operations, net of income taxes	35,125	31,242
Net income	$34,505	$90,520

      Note: Certain components within the Nonrecurring items captions for the prior year have been adjusted in some instances for ease of comparability to current year. References to reported results refer to US GAAP whereas adjusted results reflect the US GAAP results excluding the impact of goodwill and intangible amortization and the impact of nonrecurring items.

Discussion of Consolidated Results of Operations — 2001 Compared to 2000

  Sales

     2001 Compared to 2000

      Sales for 2001 were $1,330.1 million versus $1,335.5 million during 2000, representing a decrease of $5.4 million or less than 1%. Incremental revenue of approximately $102 million from the acquisitions of Packard and NEN mostly offset lower revenue of $74 million associated with divested businesses, the negative impact of foreign exchange of $26 million and organic revenue decline of $8 million. Organic revenue, which the Company defines as growth in historical businesses plus growth in acquired businesses assuming they were owned in prior periods, adjusted for the effects of exited businesses and foreign exchange, was strong in the Life Sciences segment as a result of market expansion and new product introductions, but was offset by declines in electronic-based end-markets.

     2000 Compared to 1999

      Sales for 2000 were $1,335.5 million versus $1,050.8 million in 1999, representing an increase of $284.7 million or 27%. Incremental revenue from the acquisition of NEN and AI, organic growth in the Life Sciences and Optoelectronics segments as well as new product introductions within the Life Sciences segment contributed to the increase.

  Cost of Sales

     2001 Compared to 2000

      Reported cost of sales of $721.7 million for 2001 versus $756.9 million during 2000 represented a decrease of $35.2 million or 5%. On a percentage-of-sales basis, cost of sales decreased to 54% in 2001 from 57% during 2000. The decrease is reflective of the Company’s continued productivity and cost containment gains in the form of headcount and facility rationalization and further expansion and relocation into lower cost manufacturing geographies as well as strategic moves into higher margin businesses.

      Adjusted cost of sales, which excludes the impact of nonrecurring items, was $706.3 million for 2001 versus $753.3 million for 2000, representing a $47.0 million or 6% decrease. Nonrecurring items for 2001 of $15.4 million related principally to an inventory write-off related to unexpected declines in the telecom component business, the amortization of the write-up of Packard inventory included as part of purchase accounting, the cost of movements of manufacturing facilities and charges associated with moves to lower cost geographies. The results from 2000 included $3.6 million in nonrecurring charges as discussed below.

     2000 Compared to 1999

      Reported cost of sales of $756.9 million for 2000 versus $624.7 million for 1999 represented an increase of $132.2 million or 21%. On a percentage-of-revenue basis, cost of sales decreased to 57% in 2000 from 59% in 1999. The decrease reflected productivity initiatives and the benefits of restructuring initiatives aimed at headcount reduction and facility rationalization.

      Adjusted cost of sales, which excludes the impact of nonrecurring items, was $753.3 million for 2000 versus $614.5 million in 1999. Nonrecurring items for 2000 included $3.6 million in charges associated with reorganization-related activities and the write-up of inventory acquired as part of the NEN acquisition. The results for 1999 included $10.2 million in nonrecurring charges, principally comprised of the write-up of inventory acquired as part of the AI acquisition.

  Research and Development and In-Process Research and Development Charges

     2001 Compared to 2000

      Reported research and development expenses including in-process research and development charges increased to $150.4 million in 2001 from $101.2 million in 2000, an increase of $49.2 million or 49%, as a result of higher in-process research and development charges in 2001. Research and development efforts during 2001 were mainly directed in the end markets of drug discovery tools, pharmaceutical and biomedical within the Life Sciences business.

      Adjusted research and development costs, which exclude the impact of nonrecurring items, were $81.3 million in 2001 versus $76.9 million in 2000, an increase of $4.4 million or 6%. As a percentage of sales, research and development costs on an adjusted basis represented 6% of sales for both 2001 and 2000, a trend reflective of the Company’s continued commitment to new product development. Nonrecurring items in 2001 were $69.0 million associated with the write-off of in-process technology acquired as part of the Company’s acquisition of Packard. The results from 2000 included a similar charge of $24.3 million related to the Company’s acquisition of NEN.

     2000 Compared to 1999

      Reported research and development costs including in-process research and development charges of $101.2 million for 2000 versus $89.9 million for 1999 represented an increase of $11.3 million or 13%. The increase reflects research and development efforts as a result of the Company’s continued commitment to new product development, particularly in the Life Sciences businesses.

      Adjusted research and development costs for 2000 were $76.9 million, versus $66.9 million for 1999. On a percentage of sales basis, adjusted research and development costs were 6% for both 2000 and 1999. Nonrecurring charges for 2000 were $24.3 million, which represented a write-off of in-process research and development charges associated with the NEN acquisition. Nonrecurring charges for 1999 were $23.0 million, which represented a similar write-off related to the AI acquisition.

  Selling, General and Administrative Expenses

     2001 Compared to 2000

      Reported SG&A expenses for 2001 were $411.1 million versus $375.9 million for 2000, representing an increase of $35.2 million or 9%. The increase primarily reflects the inclusion of expenses associated with Packard’s operations of $9 million assumed during the fourth quarter of 2001, increased amortization expenses associated with the NEN and Packard acquisitions of $11.3 million as well as the restructuring and reorganization related charges noted below.

      Adjusted SG&A expenses, which exclude goodwill and intangibles amortization and the impact of nonrecurring items, were $350.7 million for 2001 versus $340.0 million for 2000, representing an increase of $10.7 million or 3% principally as a result of the acquisition of Packard. As a percentage of sales, adjusted SG&A expenses were 26% in 2001 versus 25% in 2000. Goodwill and intangibles amortization increased to $42.3 million in 2001 from $30.9 million in 2000 as a result of the NEN acquisition completed in 2000 and the Packard acquisition completed during the fourth quarter of 2001. Nonrecurring charges of $18.1 million in 2001 included: incentive payments associated with portfolio changes, charges associated with the integration of general and administrative functions for the Life Sciences and Analytical Instruments business units, as well as moves of certain manufacturing operations to lower cost geographies and acquisition-related charges borne by the Company. Nonrecurring charges during 2000 were $5.0 million as discussed below.

     2000 Compared to 1999

      Reported SG&A expenses of $375.9 million for 2000 versus $290.8 million for 1999 represented an increase of $85.1 million or 29%. The increase is primarily attributable to the increased amortization expense associated with the AI and NEN acquisitions.

      Adjusted SG&A expenses, which excludes goodwill and intangible amortization and the impact of nonrecurring items, were $340.0 million in 2000 versus $271.3 million in 1999. As a percentage of sales, adjusted SG&A expenses were 25% in 2000 versus 26% in 1999. Goodwill and intangible amortization increased to $30.9 million in 2000 from $22.9 million in 1999. Net nonrecurring charges of $5.0 million in 2000 represented an increase over the $3.4 million net gains from 1999. Nonrecurring charges for 2000 included integration-related charges associated with the Packard acquisition. Nonrecurring charges for 1999 included smaller items of a similar nature in connection with the AI acquisition.

  Restructuring and Asset Impairment Charges

     2001 Compared to 2000

      Net restructuring charges were $9.5 million for 2001 versus $3.9 million in 2000. Charges for the 2001 year represented a restructuring charge associated with the Packard acquisition of $3.9 million as well as additional funding for amendments to existing plans for integration activities previously identified. Resultant charges for both years are considered nonrecurring in the Company’s presentation of Adjusted Net Income.

     2000 Compared to 1999

      Net restructuring charges were $3.9 million in 2000 versus $14.7 million in 1999. Net charges for 2000 were comprised of a $15.1 million plan announced during the fourth quarter of 2000, offset by $11.2 million in reversals associated with plans announced during prior years. The charges during 2000 related to restructuring activities within the Life Sciences and Optoelectronics businesses. Net charges for 1999 were comprised of an $18.0 million charge for the 1999 plan, offset by $3.3 million reversed from the 1998 plan. Results from 1999 also included $18.0 million in asset impairment charges associated with impairments recognized on long-lived assets within the Analytical Instruments and Optoelectronics segments. These charges are considered nonrecurring in the Company’s presentation of Adjusted Net Income.

  Gains on Dispositions

     2001 Compared to 2000

      Dispositions resulted in a net gain of $26.6 million for 2001 versus a net gain of $35.1 million in 2000. The gain in 2001 resulted principally from the $32.3 million gain on the sale of the Instruments for Research and Applied Sciences business, previously part of the Analytical Instruments business, and approximately $0.6 million in net gains resulting from dispositions in the Optoelectronics and Analytical Instruments businesses, offset in part by the $6.3 million loss resulting from the sale of the Voltarc Technologies business, previously part of the Optoelectronics segment. The gain in 2000 included a gain of approximately $16.7 million on the sale of a building, a $10.0 million gain on the disposition of the Company’s Berthold business, $6.7 million in gains from other dispositions within the Optoelectronic business segment and $1.6 million in gains previously deferred from prior dispositions. The resulting impact for both years is considered nonrecurring in the Company’s presentation of Adjusted Net Income.

     2000 Compared to 1999

      Dispositions resulted in gains of $35.1 million in 2000 versus $13.8 million in 1999. The gain in 2000 included amounts related to the sale of a building and dispositions of certain businesses, as previously discussed. The 1999 gain principally related to previously deferred sales proceeds recognized as a result of the favorable resolution of certain events and contingencies. The resulting impact for both years is considered nonrecurring in the Company’s presentation of Adjusted Net Income.

  Other Expense, net

     2001 Compared to 2000

      Other expense, net for 2001 was $29.8 million versus $33.7 million in 2000, representing a decrease of $3.9 million or 12%. Other expense, net consisted principally of interest from debt associated with prior acquisitions. The decrease is caused primarily by the impact of nonrecurring gains, which consisted of gains realized on the sale of investments of $4.3 million and $0.9 million in 2001 and 2000, respectively.

      Other expense, net excluding nonrecurring items was $34.1 million versus $34.6 million. Decreased interest rates offset the impact of higher average debt levels resulting from the acquisition of NEN in 2000.

     2000 Compared to 1999

      Other Expense, net for 2000 was $33.7 million versus $15.0 million in 1999, an increase of $18.7 million. The increase is primarily the result of increased debt levels as a result of acquisitions, as well as the impact of foreign exchange losses. As discussed, the 2000 expense includes a $0.9 million nonrecurring gain associated with the sale of an investment. The 1999 results did not include any nonrecurring amounts.

  Provision for Income Taxes

     2001 Compared to 2000

      Provision for income taxes was $34.8 million for 2001 versus $39.7 million in 2000. The 2001 tax rate was primarily impacted by the tax treatment of in-process research and development charges associated with the Packard acquisition, with a minor benefit resulting from a refund on a case previously brought by the Internal Revenue Service. The 2000 rate was impacted to a lesser extent by similar in-process research and development charges, as discussed below.

      Provision for income taxes on Adjusted Net Income was $40.9 million in 2001 and $36.4 million in 2000. The effective rate on an adjusted basis was 26% for 2001 versus 28% for 2000. The decrease in effective rate was primarily the result of the Company’s continued expansion of manufacturing operations to lower tax jurisdictions.

     2000 Compared to 1999

      Provision for income taxes was $39.7 million in 2000 versus $4.6 million in 1999. The effective rate for both years was 40% on a reported basis and reflected the tax impact of in-process research and development charges for the NEN acquisition during 2000 and the AI acquisition during 1999.

      Provision for income taxes on Adjusted net income was $36.4 million in 2000 versus $24.7 million in 1999. The effective rate was 28% for both periods on an adjusted basis.

Segment Results of Operations

      The Company’s continuing operations are reported as three segments, reflecting the Company’s management methodology and structure. The Company’s Technical Services segment, Security and Detection Systems business, previously reported as part of the Company’s Instruments segment, and Fluid Sciences business have been classified as discontinued operations in accordance with Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”). The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. The Company evaluates performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for 2001 versus 2000 and 2000 versus 1999.

  Life Sciences

     2001 Compared to 2000

      Sales for 2001 were $346.1 million versus $221.4 million in 2000, representing a $124.7 million or 56% increase. This increase reflects approximately $102 million from the combined impact of the inclusion of the results of operations of NEN for a full year and two months of results associated with Packard. The increase was also driven by strong growth in the drug discovery and genetic screening businesses and growth in related consumables resulting from new product introductions and geographic expansions leading to organic growth in excess of 12%.

      The reported operating loss for 2001 was $46.0 million versus a loss of $3.6 million in 2000 due to the inclusion of purchase accounting and restructuring charges associated with the acquisition of Packard during 2001, partially offset by similar charges during 2000 from the NEN acquisition as discussed below.

      Adjusted operating profit excluding goodwill and intangibles amortization and nonrecurring items was $63.9 million for 2001, which represented a $24.7 million or 63% increase over that of 2000. As a percentage of sales, adjusted operating profit rose to 18.5% from 17.7% as a result of sales of higher margin products and the impact of productivity and cost containment associated with the consolidation of manufacturing and administrative sites. Goodwill and intangibles amortization was $23.7 million for 2001 versus $9.3 million for 2000 as a result of the acquisitions discussed above. Nonrecurring charges during 2001 totaled $86.2 million, consisting of a $69.0 million charge associated with acquired in-process research and development, a $1.5 million charge for the revaluation of acquired inventory, $3.4 million of net restructuring charges, a $3.3 million integration incentive associated with the Packard acquisition, $6.0 million in integration-related charges outside the scope of purchase accounting and a net $2.8 million in other charges which include the settlement of certain preacquisition contingencies from a prior acquisition. The 2000 reported operating profit included $33.5 million in nonrecurring charges as discussed below.

     2000 Compared to 1999

      Sales of $221.4 million for 2000 increased $63.4 million, or 40%, versus 1999. Organic revenue growth for 2000 was 18%. Higher volumes from high throughput screening and drug discovery applications, revenues from new product introductions in the areas of genetic screening and drug discovery tools, and the inclusion of revenues from NEN Life Sciences acquired in August 2000, were the primary drivers of the increase in 2000 versus 1999.

      Reported operating loss for 2000 was $3.6 million versus reported operating income of $15.8 million in 1999. The decline is attributed principally to the impact of purchase accounting and restructuring charges associated with the acquisition of NEN.

      Adjusted operating profit before goodwill and intangibles amortization and nonrecurring items for 2000 was $39.2 million, representing an increase of $15.2 million, or 63%, versus 1999. Higher revenues discussed above, particularly sales of higher-margin new products, and revenues from the NEN acquisition contributed to the increase in operating profit before goodwill and intangibles amortization and nonrecurring items in 2000 versus 1999. The 2000 reported operating loss included goodwill and intangibles amortization of $9.3 million and nonrecurring charges of $33.5 million: a $24.3 million charge for acquired in-process R&D, a $1.8 million charge for the revaluation of acquired inventory, $3.9 million of net restructuring charges and $3.5 million of integration-related charges associated with the NEN acquisition borne by the Company. The 1999 reported operating profit included goodwill and intangibles amortization of $2.4 million and net restructuring charges of $5.8 million.

  Optoelectronics

     2001 Compared to 2000

      Sales for 2001 were $415.7 million, down $81.2 million or 16% from he $496.9 million in sales for 2000. The lower revenue was a result of an organic revenue decline of 10% as well as the impact of divested businesses and product lines. This decline in organic revenue reflects continued weakness in the photography, semiconductor and telecom component markets which more than offset strong growth in the digital imaging, sensors and biomedical markets.

      Reported operating profit for 2001 was $45.8 million, down $51.1 million or 53% from the $96.9 million recognized during 2000. The decline was driven principally by the decreases in revenue discussed above, and the costs associated with moving to lower cost production locations and streamlining operations.

      Adjusted operating profit for 2001 was $68.6 million, representing a $15.0 million or 18% decrease from $83.6 million for 2000. As a percentage of sales, adjusted operating profit was 16.5% for 2001 versus 16.8% for 2000, with the impact of the reduction in sales offset to some degree by cost savings and productivity enhancements associated with reduced headcount and facility costs as well as moves to lower cost geographies. The 2001 reported operating profit included goodwill and intangibles amortization of $8.1 million as well as nonrecurring items of $14.7 million. Nonrecurring items were primarily comprised of a $4.0 million inventory write-off related to unexpected declines in end-user demand in the telecom component business, a $5.5 million net loss realized on the disposal of certain businesses, a $1.8 million retention incentive, reorganization-related charges of $6.0 million associated with the Company’s further expansion and relocation into lower cost manufacturing locations, restructuring and other charges of $1.0 million as well as a $3.6 million nonrecurring credit related to accruals no longer deemed necessary. The 2000 reported operating profit included goodwill and intangibles amortization of $8.1 million and net nonrecurring gains of $21.4 million, as discussed below.

     2000 Compared to 1999

      Sales for 2000 were $496.9 million versus $447.7 million in 1999, representing an increase of $49.2 million, or 11%. Organic revenue growth for 2000 was 22%. Strong revenue growth across all businesses contributed to this increase in 2000 versus 1999.

      Reported operating profit increased $56.6 million in 2000 to $96.9 million versus $40.3 million in 1999, representing a 140% increase. The increase in 2000 was due primarily to higher revenues discussed above, the sale of higher margin new specialty lighting products and the continued benefits of Six Sigma and other manufacturing initiatives and the nonrecurring credits discussed below.

      Adjusted operating profit before goodwill and intangibles amortization and nonrecurring items for 2000 was $83.6 million, increasing $25.3 million, or 43%, versus 1999. The 2000 reported operating profit included goodwill and intangibles amortization of $8.1 million and net nonrecurring gains of $21.4 million. Nonrecurring items included: gains on dispositions of $23.4 million, restructuring credits of $9.9 million, restructuring charges of $10 million and restructuring-related charges of $1.9 million related to the shift by the Company to lower-cost manufacturing geographies. The 1999 reported operating profit included goodwill and intangibles amortization of $9.5 million and nonrecurring items including restructuring charges of $5.5 million and an asset impairment charge of $3 million.

  Analytical Instruments

     2001 Compared to 2000

      Sales for 2001 were $568.2 million, a decrease of $49.1 million or 8% versus the $617.3 million recognized during 2000. The decline in revenue was driven principally by the disposition of the Berthold business in late 2000, which had revenue of $30 million in the year 2000, as well as the impact of unfavorable foreign exchange of $14 million in 2001. Organically, the business contracted less than 1%.

      Reported operating profit for 2001 was $78.4 million versus $56.9 million in 2000, an increase of $21.5 million or 38%. The increase during 2001 reflects the impact of nonrecurring gains associated with the sale of the Company’s IRAS business, net of nonrecurring charges and the benefits of productivity and cost containment actions. Results from 2000 included a net nonrecurring gain of approximately $10.0 million resulting from the Berthold sale.

      Adjusted operating profit before goodwill and intangibles amortization and nonrecurring items was $72.8 million for 2001 versus $61.7 million for 2000, representing an $11.1 million or 18% increase. As a percentage of sales, adjusted operating profit rose from 10.0% to 12.8% driven principally by reductions in headcount of over 350 people as a result of transitioning European manufacturing to lower cost Asian facilities as well as consolidating European sales and back office operations. Adjusted operating profit for 2001 excludes goodwill and intangibles amortization of $10.5 million and net nonrecurring gains of $16.1 million. Nonrecurring items included: $32.1 million in gains realized on the disposal of businesses, a restructuring charge of $5.3 million, a $2.3 million incentive payment associated with the successful completion of the divestitures and $8.4 million in reorganization-related charges associated with the business’ move to lower cost geographies, consolidation of European finance functions and the move to a new US headquarters. Reported operating profit for 2000 included goodwill and intangibles amortization of $13.5 million and nonrecurring gains of $8.7 million, as discussed below.

     2000 Compared to 1999

      Sales for 2000 were $617.3 million, increasing $172.2 million, or 39%, versus 1999. Organic revenue growth in 2000 was basically flat. The increase in reported 2000 revenues versus 1999 was due primarily to the inclusion of the AI business for a full year, partially offset by the Company’s sale of its Berthold business in the fourth quarter and the effects of a stronger dollar in 2000.

      Reported operating profit for 2000 was $56.9 million versus an operating loss in 1999 of $21.4 million. The increase is due primarily to the inclusion of the AI acquisition for a full year in 2000, improvements in manufacturing cost structure and benefits from restructuring actions.

      For 2000, adjusted operating profit before goodwill and intangibles amortization and nonrecurring items was $61.7 million versus $40.2 million in 1999, representing an increase of $21.5 million, or 53%. The 2000 reported operating profit included goodwill and intangibles amortization of $13.5 million and net nonrecurring gains of $8.7 million. The net nonrecurring items included: a $10.0 million gain on disposition of the Berthold business, a $0.9 million gain on the sale of a building and $2.2 million of reorganization-related charges associated with the integration of the AI acquisition. The 1999 reported operating profit included goodwill and intangibles amortization of $11 million, certain acquisition-related charges and other nonrecurring items: $23 million charge for acquired in-process research and development, $15 million asset impairment charge, $9.8 million charge for the revaluation of acquired inventory and restructuring-related and other charges of $2.8 million.

Restructuring and Asset Impairment Charges

      During the fourth quarter of 2001, the Company recorded $33.0 million as part of a purchase accounting adjustment associated with the Packard acquisition (“the Packard Plan”) in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The principal elements of this plan involve approximately $20.0 million in employee separation expenses, $3.0 million in expenses associated with the disposal of certain product lines and assets and $10.0 million in lease and contract termination costs and other expenses. During 2001, the Company announced restructuring charges totaling $9.2 million associated with continued integration activities (“the 2001 plan”). The principal elements of this plan included $7.0 million in employee separation expenses, $2.1 million in lease and contract termination costs and other expenses and $0.1 million in expenses associated with the disposal of certain product lines and assets.

		Expenditures	Reversal of
	Balance at	and	Existing	2001	Balance at
	12/31/2000	Adjustments	Provision	Provision	12/30/2001

	(In millions)
Existing plans	$47.4	$(38.5)	$(0.5)	$0.8	$9.2
Packard plan	—	—	—	33.0	33.0
2001 plan	—	(1.6)	—	9.2	7.6

Totals	$47.4	$(40.1)	$(0.5)	$43.0	$49.8

      Amounts accrued for under remaining plans include actions announced during the fourth quarter of 2000 associated with employee separation costs and asset disposal costs resulting from the rationalization of certain facilities and the disposal of underutilized assets. These actions occurred in the Life Sciences and Optoelectronics businesses. Additionally, the remaining accrual for existing plans includes amounts accrued for in connection with the AI and NEN acquisitions that occurred during 1999 and 2000, respectively.

      Cash outlays during 2001 were approximately $36.3 million for the above discussed plans. The Company expects to incur approximately $40-50 million of cash outlays in connection with these plans during 2002.

Discontinued Operations

      In October 2001, the Company announced its plan to sell its Fluid Sciences business. The Company has accounted for the business as a discontinued operation in accordance with APB No. 30 and, accordingly, the results of operations have been segregated from continuing operations and reported as a separate line item on the Company’s accompanying consolidated income statements.

      During July 2001, the Company announced its intention to sell its Security and Detection Systems business. During January 2002, the Company announced the sale of this business for consideration of approximately $100 million. The proposed sale is currently being reviewed by the US Department of Justice and is expected to be finalized during the first half of 2002. The Company has accounted for the business as a discontinued operation in accordance with APB No. 30 and, accordingly, the results of operations have been segregated from continuing operations and reported as a separate line item on the Company’s accompanying consolidated income statements. The Company does not expect to incur a loss on the sale of either the Fluid Sciences or Security and Detection Systems businesses.

      On August 20, 1999, the Company sold the assets of its Technical Services business, including the outstanding capital stock of EG&G Defense Materials, Inc., a subsidiary of the Company, to EG&G Technical Services, Inc., an affiliate of The Carlyle Group LP (the “Buyer”), for approximately $250 million in cash and the assumption by the Buyer of certain liabilities of the Technical Services business. The Company accounted for the sale of its Technical Services business as a discontinued operation in accordance with APB No. 30. Accordingly, the results of operations have been segregated from continuing operations and reported as a separate line item on the Company’s accompanying consolidated income statements.

      Sales from the discontinued operations of the Technical Services, Fluid Sciences and Security and Detection Systems businesses were $271.7 million, $359.7 million and $615.1 million during 2001, 2000 and 1999, respectively. The summary operating results of the discontinued operations are outlined in Note 7 to the financial statements.

Dividends

      During 2001, the Company’s Board of Directors declared four regular quarterly cash dividends of 7 cents per share each, resulting in an annual rate of 28 cents per share.

Stock Split

      At the Company’s 2001 Annual Meeting of Stockholders, an increase in the number of authorized shares of common stock from 100,000,000 shares to 300,000,000 shares was approved. At the April 24, 2001 Board of Directors Meeting a two-for-one stock split was approved. The stock split has been retroactively reflected in this report.

Environmental

      The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $6.9 million as of December 30, 2001, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to five years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company’s financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

Liquidity and Capital Resources

  Cash Flows

      Net cash provided by operating activities was $111.0 million in 2001 compared to $98.2 million in 2000. For 2001, this was comprised of net income before depreciation, amortization and other non-cash items of $176.8 million partially offset by gains on disposition of assets, net of $30.9 million and $34.9 million net change in certain assets and liabilities and other items during 2001. The 2000 operating cash flow was comprised of net income before depreciation, amortization and other non-cash items of $162.6 million partially offset by gains on dispositions of assets, net of $37.2 million and $27.2 million of net change in certain assets, liabilities and other items during the period.

      Included in the change in assets and liabilities for 2001 was a $39.5 million increase in inventory due to lower than planned sales in a number of the businesses, primarily in the Optoelectronics segment and inventory safety stock for production moves, $31.5 million in restructuring payments, partially offset by a $14.0 million reduction in accounts receivable which is net of $37.0 million from a receivable securitization program that is discussed below.

      Capital expenditures were $88.7 million in 2001 versus $55.3 million in 2000. This increase was due to a $30 million leasehold improvement at a new worldwide headquarters facility for the Analytical Instruments business and a $20 million expansion of the Company’s telecom manufacturing capability. The Company estimates capital expenditures for 2002 of approximately $60 million, principally for equipment, process improvement and maintenance associated with increasing productivity and capacity within the businesses of drug discovery tools and other biomedical applications.

      Cash flow from the sale of businesses, primarily IRAS and Voltarc, was $57.5 million and from the monetization of assets was $56.3 million for 2001. Monetization of assets consisted of the sale of non-strategic assets and the sale-leaseback of facilities and equipment. Costs of acquisitions, net of cash acquired, generated $45.5 million of cash in 2001, principally from the Packard acquisition, versus a usage of $431.5 million in 2000. During 2000, cash flow from the sale of businesses was $49.2 million and from the monetization of assets was $33.9 million. Monetization of assets during 2000 included the sale of assets, nonstrategic investments and the sale-leaseback of facilities.

      Cash flows generated through operating and investing activities, along with proceeds of $39.4 million from the exercise of stock options, were used in part to reduce short-term commercial paper borrowings by $177.0 million during 2001. In 2000, the Company issued convertible debt with net proceeds totaling $448 million. These proceeds along with net borrowings under commercial paper of approximately $37.0 million and proceeds from the exercise of stock options of $46.9 million were used in part to reduce other debt balances by approximately $234.0 million. Cash utilized in the payment of dividends to common stockholders totaled $28.3 million during 2001.

  Borrowing Arrangements

      The Company maintains two unsecured lines of credit totaling $370 million. In March 2002, the Company’s revolving credit facility was refinanced in the amount of $270 million and will expire in March 2003. In March 2001, the Company’s $100 million revolving credit facility was refinanced and will expire in March 2006. These agreements, which serve as backup facilities for the commercial paper borrowings, have no significant commitment fees. The credit lines, if drawn, bear interest at LIBOR plus 60 basis points. Under the terms of the credit agreement, the Company is required to maintain certain minimum Debt to Total Capital and Interest Coverage ratios. There were no amounts outstanding under these lines at December 31, 2000 or December 30, 2001 nor during any time period in these two years and the Company was in compliance with all applicable covenants.

      At December 30, 2001 and December 31, 2000, long-term debt was $598.1 million and $583.3 million, respectively. Included in these amounts are $115 million of unsecured ten-year notes issued in October 1995, which carry an interest rate of 6.8% and mature in 2005. During the fourth quarter of 2001, this fixed rate was swapped to a floating rate, resulting in an all-in-cost of funds of 4.46% during 2001, a reduction of 2.34% from the fixed rate. This interest rate swap instrument resets semi-annually in arrears based upon six month USD LIBOR. The fair value of this instrument as of December 30, 2001 was $(2.3) million which is offset by a corresponding gain on the underlying bond. Other long-term debt includes zero coupon senior convertible debentures described below which had a $483 million accreted value at 2001 and a $468 million accreted value at 2000. The carrying amount of the unsecured ten-year notes and senior subordinated ten-year notes approximated the estimated fair value at December 30, 2001, based on a quoted market price. The estimated fair value of the convertible debentures approximated $512 million at December 30, 2001, also based on a quoted market price.

      As discussed above, in 2001 the Company relocated its Analytical Instruments headquarters to a new leased facility and pre-funded $30 million of leasehold improvements. Originally, these improvements were to be included in the operating lease of the facility. However, the Company determined it was more economical to purchase the leasehold improvements and fund them through asset securitization. Consequently, the Company established a wholly owned consolidated subsidiary to purchase, on a revolving basis, certain of the Company’s accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. As collections reduce the accounts receivable balances, new receivables are sold. The Company’s consolidated subsidiary retains the risk of credit loss on the receivables and accordingly, the full amount of the allowance for doubtful accounts has been provided for on the Company’s balance sheet. Under the terms of this arrangement, the Company retains collection and administrative responsibilities for the balances. The facility is renewable on an annual basis and has an effective interest rate of approximately LIBOR plus 30 basis points. Amounts sold under this facility during 2001 approximated $37 million. This amount has reduced the outstanding receivables balance.

      In August 2000, the Company sold zero coupon senior convertible debentures with an aggregate purchase price of $460 million. The Company used the offering’s net proceeds of approximately $448 million to repay a portion of its commercial paper borrowings, which had been increased temporarily to finance the NEN acquisition. Deferred issuance costs of $12 million were recorded as a non-current asset and are being amortized over three years. The debentures are due August 2020, and were priced with a yield to maturity of 3.5%. At maturity, the Company would be required to repay $921 million, comprised of $460 million of original purchase price plus accrued original issue discount. The Company may redeem some or all of the debentures at any time on or after August 7, 2003 at a redemption price equal to the issue price plus the accrued original issue discount through the redemption date. Holders of the debentures may require the Company to repurchase some or all of the debentures in August 2003 and August 2010, or at any time upon certain changes of control in the Company, at a repurchase price equal to the initial price to the public plus the accrued original issue discount through the date of the repurchase. The Company has the right to repay some or all of the debentures with common stock based on the then current market price, subject to satisfying conditions within the trust indenture, particularly the Company’s ability to register the necessary common shares under applicable securities laws. The Company may only exercise this right in connection with a repurchase at the option of the holders or a repurchase in connection with certain changes in control. The debentures are currently convertible into 10.8 million shares of the Company’s common stock at approximately $44 per share.

      In November 2001, the Company completed its acquisition of Packard BioScience Company and assumed $118 million of senior subordinated ten-year notes issued in March 1997. The Company redeemed the notes on March 1, 2002 at a rate of 104.688% in accordance with the indenture dated as of March 4, 1997. As such, this amount has been reclassified to short-term for presentation purposes.

      As of December 30, 2001, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and indentures. Although a downgrade in the Company’s credit rating could affect the pricing of short-term liquidity sources such as commercial paper, the only credit agreement or indenture the Company maintains with ratings downgrades that would accelerate the maturity dates of debt is the receivables securitization program discussed above. The Company and its subsidiaries are parties to various other financing and leasing arrangements which do not contain any ratings triggers.

  Contractual Obligations

      The following table summarizes the Company’s contractual obligations at December 30, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		6.800%	9.375% Sr.		Zero Coupon
		Unsecured	Subordinated		Convertible
	Operating	Notes due	Notes due		Debentures
	Leases	2005[1]	2005[2]	Total	due 2020[3]

	(In thousands)
2002	$20,000	$7,820	$118,145	$145,965	$—
2003	17,400	7,820	—	25,220	510,466
2004	15,400	7,820	—	23,220	—
2005	12,100	122,820	—	134,920	—
2006+	127,800	—	—	127,800	—

Total	$192,700	$146,280	$118,145	$457,125	$510,466

[1]	The interest on the Unsecured Notes maturing in 2005, originally fixed at 6.8%, has been swapped to a variable rate based upon the 6 month LIBOR. For the purposes of this table, the obligation has been calculated using the fixed 6.8% rate due to the variability in the actual rate.

[2]	As discussed above, the 9.375% Sr. Subordinated Notes due 2005 have been redeemed by the Company as of March 1, 2002.

[3]	The 2003 obligation on the Zero Coupon Convertible Debentures reflects the right of the holders to require the Company to repurchase some or all of the notes in August 2003, as discussed above. The Company has the option to repay some or all of the debentures with common stock, as discussed above.

      Included in the lease commitments disclosed in the preceding table is a six-year operating lease agreement signed in 2000 for a facility in the Optoelectronics segment. At the end of the lease term, the Company, at its option, may: (i) renew the lease; (ii) purchase the property at a price equal to the lessor’s original cost (approximately $30 million); or (iii) allow the lease to expire and cause the property to be sold. The Company’s ability to cause the property to be sold depends upon its compliance with certain terms of the lease. Under certain conditions, the Company would receive any excess of the net sales proceeds over the property’s original cost. In the event that the net sales proceeds are less than the original cost, the Company would be required to make certain contingent rental payments to the lessor equal to that difference, subject to a maximum amount.

      The Company requires cash to pay its operating expenses, make capital expenditures and acquisitions and pay debt service, including principal and interest. The Company’s principal sources of funds are from its operations and the capital markets, particularly the debt markets. The Company also anticipates receiving significant cash in the near term from the projected dispositions of its discontinued operations.

      In the near term, the Company anticipates that its operations will generate sufficient cash to fund its operating expenses, capital expenditures and interest payments on its debt. Depending on the size of the transaction, the Company may require funds from external sources for acquisitions that it effects for cash. The Company may also require funds from external sources to refinance the principal of its debt as it matures, particularly the $510 million of zero coupon convertible debentures that holders will have the option to put in 2003 and the $123 million of principal that becomes due on its 6.8% unsecured notes in 2005.

      Principal factors that could affect the Company’s internally generated funds include:

•	Increased working capital requirements.

•	Deterioration of sales due to continued weakness in certain end-markets into which the Company sells.

      Principal factors that could affect the Company’s ability to obtain cash from external sources include:

•	A deterioration in the external credit markets hindering the Company’s ability to place investment grade commercial paper.

•	The Company’s inability to dispose of the Fluid Sciences and Security and Detection Systems businesses currently being held for sale.

•	Borrowing requirements stemming from potential obligations noted above that would reduce the Company’s overall borrowing capacity.

•	The existence of a ratings downgrade that would impact the Company’s ability to borrow under its receivable securitization program.

Critical Accounting Policies and Estimates

      The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

      The Company’s product sales are recorded at the time when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. A provision is made at the time the related revenue is recognized for the cost of any installation obligations and the estimated cost of product warranties. When other significant obligations remain after products are delivered, including certain customer acceptance provisions, revenue is recognized only after such obligations are fulfilled. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Revenue related to the sale of maintenance contracts is deferred and amortized on a straight-line basis over the service period. For equipment leased to a customer under a sales-type lease, revenue recognition generally commences when the equipment has been shipped, installed and is ready for use.

      The Company values inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Inventory quantities on hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on either our estimated forecast of product demand and production requirements for the next twelve months or historical trailing twelve month usage. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand requiring additional inventory write-downs.

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      The Company periodically reviews the carrying value of its long-lived assets and investments for continued appropriateness. This review is based upon its projections of anticipated future cash flows, market conditions, legal factors and operational performance. While it believes that its future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could materially affect our evaluations and result in impairment charges against the carrying value of those assets.

Quantitative and Qualitative Disclosures About Market Risk

  Financial Instruments

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company believes it had no significant concentrations of credit risk as of December 30, 2001.

      In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include inter-company and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity and are recorded at fair value on the consolidated balance sheet. Credit risk and market risk are minimal as the foreign exchange instruments are contracted with major banking institutions. Unrealized gains and losses on the Company’s foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive income in the accompanying consolidated balance sheet. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Effectiveness of these cash flow hedges is measured utilizing the cumulative dollar offset method and is reviewed quarterly. For the year ended December 30, 2001, net losses from hedges reclassified from other comprehensive income to revenue and expense totaled $36,000. The notional amount of the outstanding foreign currency contracts was approximately $280 million as of December 30, 2001 and $190 million at December 31, 2000. At December 30, 2001, the approximate fair value for foreign currency derivative instruments designated as fair value hedges was $560,000 and at December 31, 2000 was not significant. The approximate fair value for foreign currency derivative instruments designated as cash flow hedges was $380,000 and is recorded in other current assets with the offset to other comprehensive income. This gain will be recognized in earnings over the next 12 months.

  Market Risk

      Market Risk: The Company is exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company’s policies to hedge against known or forecasted market exposures.

      Foreign Exchange Risk: As a multinational corporation, the Company is exposed to changes in foreign exchange rates. As the Company’s international sales grow, exposure to volatility in exchange rates could have a materially adverse impact on the Company’s financial results. The Company’s risk from exchange rates is primarily related to non-dollar denominated sales in Europe and Asia. The Company uses foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. The derivative instruments held by the Company are not leveraged and are not held for trading purposes. The Company uses forward contracts to hedge its net asset position and uses a combination of forward and option contracts to hedge anticipated cash flows. The Company’s hedging activity is intended to offset the impact of currency fluctuations on assets, liabilities and cash flows denominated in foreign currencies. The success of the hedging program depends on forecasts of transaction activity in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. The principal currencies hedged are the British Pound, Canadian Dollar, Euro, Japanese Yen, and Singapore Dollar. In those currencies where there is a liquid, cost-effective forward market, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated transaction exposure for periods not to exceed one year. The gains and losses on these contracts offset changes in the value of the related exposure.

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

      Value-at-Risk: The Company utilizes a Value-at-Risk (“VaR”) model to determine the potential loss in fair value of its interest rate and foreign exchange sensitive derivative financial instruments within a 95% confidence interval. The Company’s computation was based on the interrelationships between movements in interest rates and foreign currencies. These interrelationships were determined by observing historical interest rate and foreign currency market changes over corresponding periods. The assets, liabilities, firm commitments and anticipated transactions, which are hedged by derivative financial instruments, were excluded from the model. The Company’s computations are based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. The VaR model is a risk analysis tool and does not purport to represent actual gains or losses in fair value that will be incurred by the Company. The VaR model estimated that there is a 5% chance that the market value of the derivative instruments held as of December 30, 2001 will deteriorate due to foreign currency and interest rate fluctuations by more than $1.8 million. During the four quarters ended December 30, 2001, the VaR ranged between $0.25 million and $1.8 million, and averaged approximately $0.8 million.

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

Forward-Looking Information and Factors Affecting Future Performance

      This report contains “forward-looking statements” as defined in Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements including, among others, the factors set forth below.

      The following important factors affect our business and operations generally or affect multiple segments of our business and operations:

Our operating results could be harmed if the industries into which we sell our products are in downward cycles.

      Some of the industries and markets into which we sell our products are cyclical. Industry downturns often are characterized by reduced product demand, excess manufacturing capacity and erosion of average selling prices. Any significant downturn in our customers’ markets or in general economic conditions would likely result in a reduction in demand for our products and could harm our business. For example, in 2001, and with respect to Optoelectronics, the first quarter of 2002, the operating results of our Optoelectronics and Fluid Sciences segments were adversely affected by the downturn in the telecom, photography and semiconductor markets. Current economic conditions have caused a decrease in capital spending by many of our customers, which in turn has adversely affected our revenues and business.

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

      We sell many of our products in industries characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards. Without the timely introduction of new products and enhancements, our products could become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product offerings will depend upon several factors, including our ability to:

•	accurately anticipate customer needs;

•	innovate and develop new technologies and applications;

•	successfully commercialize new technologies in a timely manner;

•	price our products competitively and manufacture and deliver our products in sufficient volumes and on time; and

•	differentiate our offerings from our competitors’ offerings.

      Many of our products are used by our customers to develop, test and manufacture their products. Therefore, we must anticipate industry trends and develop products in advance of the commercialization of our customers’ products. In developing any new product, we may be required to make a substantial investment before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers’ needs and future activities, we may invest heavily in research and development of products that do not lead to significant revenue.

      In addition, some of our Life Sciences segment’s licensed technology is subject to contractual restrictions, which may limit our ability to develop or commercialize products for some applications. For example, some of our Life Sciences segment’s license agreements are limited to the field of life sciences research and exclude clinical diagnostics applications.

Economic, political and other risks associated with international sales and operations could adversely affect our sales.

      Since we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our revenue originating outside the United States represented 56% of our total sales from continuing operations in the fiscal year ended December 30, 2001. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets;

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

•	trade protection measures and import or export licensing requirements;

•	differing tax laws and changes in those laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor laws and changes in those laws;

•	differing protection of intellectual property and changes in that protection; and

•	differing regulatory requirements and changes in those requirements.

Fluctuations in our quarterly operating results may cause our stock price to decline.

      Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Changes in competitive, market and economic conditions may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results and the market price of our common stock include:

•	demand for and market acceptance of our products;

•	competitive pressures resulting in lower selling prices;

•	adverse changes in the level of economic activity in regions in which we do business;

•	adverse changes in industries, such as drug discovery, pharmaceutical research, telecommunications, semiconductors and electronics, on which we are particularly dependent;

•	changes in the portions of our revenue represented by our various products and customers;

•	delays or problems in the introduction of new products;

•	our competitors’ announcement or introduction of new products, services or technological innovations;

•	increased costs of raw materials or supplies; and

•	changes in the volume or timing of product orders.

      In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities for reasons frequently unrelated to or disproportionate to the operating performance of specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

We may not be able to successfully execute our acquisition strategy, integrate acquired businesses into our existing business, or make acquired businesses profitable.

      One of our strategies is to supplement our internal growth by acquiring businesses and technologies that complement or augment our existing product lines. We may be unable to identify or complete promising acquisitions for many reasons, including:

•	competition among buyers;

•	the need for regulatory and other approvals; and

•	the high valuations of businesses.

      Some of the businesses we may seek to acquire may be marginally profitable or unprofitable. Accordingly, the earnings or losses of acquired businesses may dilute our earnings. For these acquired businesses to achieve acceptable levels of profitability, we must improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations.

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

If we fail to maintain satisfactory compliance with the regulations of the Food and Drug Administration and other governmental agencies, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

      Some of the products produced by our Life Sciences segment are subject to regulation by the United States Food and Drug Administration and similar international agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales and distribution. If we fail to comply with the FDA’s regulations or those of similar international agencies, we may have to recall products and cease their manufacture and distribution. In addition, we could be subject to fines or criminal prosecution.

Changes in governmental regulations may reduce demand for our products or increase our expenses.

      We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by these regulations. Any significant change in these regulations could reduce demand for our products or the cost of producing these products.

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

      In addition to our patents, we possess an array of unpatented proprietary technology and know-how and we license intellectual property rights to and from third parties. The measures employed to protect this technology and these rights may not be adequate. Moreover, some licenses can be terminated or converted to non-exclusive arrangements by the licensor if we fail to meet specified performance targets.

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

      As of December 30, 2001, we had $598 million in outstanding long-term indebtedness. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on and other amounts due in respect of our indebtedness. We may also obtain additional long-term debt and working capital lines of credit and issue additional commercial paper to meet future financing needs, which would have the effect of increasing our total leverage.

      Our substantial leverage could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

      A significant portion of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase.

Because a substantial portion of our assets is represented by intangibles, such as goodwill associated with acquisitions and costs associated with securing patent rights and technology licenses, the failure to realize the full value of those assets could adversely affect our results of operations.

      As of December 30, 2001, our total assets included $1.5 billion of net intangible assets. Net intangible assets consist of goodwill associated with acquisitions and costs associated with securing patent rights and technology licenses, net of accumulated amortization. These assets have historically been amortized on a straight-line basis over their estimated useful lives. In connection our adoption of SFAS No. 142, we will discontinue the amortization of goodwill and indefinite lived intangible assets from December 31, 2001. Instead, these items will be tested on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. There can be no assurance that we will ultimately be able to realize the full value assigned to those assets. Any realization assessment that results in the write-off of a significant portion of our net intangible assets could adversely affect our results of operations.

We may not be able to successfully dispose of our Fluid Sciences business.

      In October 2001, we approved a plan to sell our Fluid Sciences business. Our ability to successfully dispose of our Fluid Sciences business and the price we receive upon any such disposition will be affected by, among other things, the performance of the Fluid Sciences business and the ability of prospective buyers to obtain adequate financing. The ability of prospective buyers to obtain financing will depend on, among other things, the state of the capital markets. We cannot predict whether we will be able to successfully dispose of our Fluid Sciences business.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CONSOLIDATED INCOME STATEMENTS

For the Three Years Ended December 30, 2001

	2001	2000	1999

	(In thousands, except per share data)
Sales
Products	$1,167,019	$1,177,714	$947,594
Services	163,035	157,818	103,241

Total Sales	1,330,054	1,335,532	1,050,835

Cost of sales
Products	633,629	699,602	541,152
Services	86,596	55,470	73,702
Revaluation of acquired inventory	1,500	1,818	9,857

Total cost of sales	721,725	756,890	624,711
Selling, general and administrative expenses	411,145	375,942	290,773
Research and development expenses	81,315	76,920	66,934
In-process research and development charges	69,040	24,300	23,000
Restructuring charges, net	9,500	3,900	14,677
Asset impairment charges	—	—	18,000
Gains on dispositions, net	(26,620)	(35,089)	(13,764)

Operating income from continuing operations	63,949	132,669	26,504
Other expense, net	(29,795)	(33,692)	(15,008)

Income from continuing operations before income taxes	34,154	98,977	11,496
Provision for income taxes	34,774	39,699	4,585

(Loss) income from continuing operations	(620)	59,278	6,911
Income from discontinued operations, net of income taxes	32,758	26,789	37,125
Gain on disposition of discontinued operations, net of income taxes	2,367	4,453	110,280

Net income	$34,505	$90,520	$154,316

Basic (loss) earnings per share
Continuing operations	$(0.01)	$0.60	$0.08
Discontinued operations	0.34	0.32	1.62

Net income	$0.33	$0.92	$1.69

Diluted (loss) earnings per share
Continued operations	$(0.01)	$0.58	$0.07
Discontinued operations	0.34	0.31	1.58

Net income	$0.33	$0.89	$1.66

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

as of December 30, 2001 and December 31, 2000

	2001	2000

	(In thousands except share
	and per share data)
Current assets:
Cash and cash equivalents	$138,250	$125,551
Accounts receivable, net	297,362	292,714
Inventories	242,471	190,526
Other current assets	148,821	169,976
Net assets of discontinued operations	170,535	147,140

Total current assets	997,439	925,907

Property, plant and equipment:
At cost	427,771	424,141
Accumulated depreciation and amortization	(166,239)	(187,375)

Net property, plant and equipment	261,532	236,766
Investments	29,613	36,226
Intangible assets, net	1,530,608	886,569
Other assets	99,937	102,865

Total assets	$2,919,129	$2,188,333

Current liabilities:
Short-term debt	$125,741	$183,110
Accounts payable	143,357	118,170
Accrued restructuring costs	49,783	47,444
Accrued expenses	389,329	296,896

Total current liabilities	708,210	645,620

Long-term debt	598,125	583,337
Long-term liabilities	249,237	230,987
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock — $1 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value, authorized 300,000,000 shares; issued 145,101,000 and 122,908,000 in 2001 and 2000, respectively	145,101	122,908
Capital in excess of par value	641,164	37,060
Retained earnings	842,004	835,917
Accumulated other comprehensive loss	(60,940)	(39,042)
Cost of shares held in treasury — 20,913,000 shares in 2001 and 23,360,000 shares in 2000	(203,772)	(228,454)

Total stockholders’ equity	1,363,557	728,389

Total liabilities and stockholders’ equity	$2,919,129	$2,188,333

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the Three Years Ended December 30, 2001

					Accumulated
					Other
				Capital	Comprehensive	Cost of	Total
	Comprehensive	Common	Retained	in Excess	Income	Shares Held	Stockholders’
	Income	Stock	Earnings	of Par	(Loss)	in Treasury	Equity

	(In thousands except per share data)
Balance, January 3, 1999		$120,204	$563,489	$—	$3,729	$(287,755)	$399,667
Comprehensive income:
Net income	$154,316	—	154,316	—	—	—	154,316
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(17,804)	—	—	—	(17,804)	—	(17,804)
Unrealized gains on securities arising during the period	93
Reclassification adjustment	(58)

Net unrealized gains	35	—	—	—	35	—	35

Other comprehensive loss	(17,769)

Comprehensive income	$136,547

Cash dividends ($.28 per share)		—	(25,499)	—	—	—	(25,499)
Exercise of employee stock options and related income tax benefits		—	8,369	—	—	20,264	28,633
Issuance of common stock for employee benefit plans		—	1,232	—	—	11,166	12,398
Purchase of common stock for treasury		—	—	—	—	(970)	(970)

Balance, January 2, 2000		120,204	701,907	—	(14,040)	(257,295)	550,776

Comprehensive income
Net income	$90,520	—	90,520	—	—	—	90,520
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(25,484)	—	—	—	(25,484)	—	(25,484)
Unrealized gains on securities arising during the period	481
Reclassification adjustment	1

Net unrealized gains	482	—	—	—	482	—	482

Other comprehensive loss	(25,002)

Comprehensive income	$65,518

Cash dividends ($.28 per share)		—	(27,533)	—	—	—	(27,533)
Exercise of employee stock options and related income tax benefits		—	16,000	17,230	—	34,939	68,169
Issuance of common stock for employee benefit plans		—	(155)	5,228	—	4,389	9,462
Purchase of common stock for treasury		—	—	(102)	—	(10,487)	(10,589)
Mergers, acquisitions and other		2,704	55,178	14,704	—	—	72,586

Balance, December 31, 2000		122,908	835,917	37,060	(39,042)	(228,454)	728,389

Comprehensive income
Net income	$34,505	—	34,505	—	—	—	34,505
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(20,976)	—	—	—	(20,976)	—	(20,976)
Unrealized gains on derivative instruments	1,407	—	—	—	1,407	—	1,407
Unrealized losses on securities arising during the period	(2,438)
Reclassification adjustment	109

Net unrealized losses	(2,329)	—	—	—	(2,329)	—	(2,329)

Other comprehensive loss	(21,898)

Comprehensive income	$12,607

Cash dividends ($.28 per share)		—	(28,294)	—	—	—	(28,294)
Exercise of employee stock options and related income tax benefits		—	—	20,723	—	20,047	40,770
Issuance of common stock for employee benefit plans		—	(124)	7,592	—	4,671	11,864
Purchase of common stock for treasury		—	—	—	—	(1,784)	(1,784)
Acquisition of AAS		—	—	3,252	—	1,748	5,000
Acquisition of Packard		22,193	—	572,537	—	—	595,280

Balance, December 30, 2001		$145,101	$842,004	$641,164	$(60,940)	$(203,772)	$1,363,557

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Years Ended December 30, 2001

	2001	2000	1999

	(In thousands)
Operating activities:
Net income	$34,505	$90,520	$154,316
Deduct net income from discontinued operations	(32,758)	(26,789)	(37,125)
Deduct net gain on disposition of discontinued operations	(2,367)	(4,453)	(110,280)

(Loss) income from continuing operations	(620)	59,278	6,911
Adjustments to reconcile (loss) income from continuing operations to net cash provided by continuing operations:
Revaluation of acquired inventory	1,500	1,818	9,857
In-process research and development changes	69,040	24,300	23,000
Non-cash portion of restructuring charges	5,624	2,900	2,300
Asset impairment charges	—	—	18,000
Depreciation and amortization	80,497	65,717	58,749
Amortization of deferred debt issuance cost	3,762	1,762	—
Accretion of discount on issuance of convertible debentures	16,991	6.805	—
Gains on dispositions and sales of investments, net	(30,892)	(37,189)	(15,399)
Changes in assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable	13,974	510	(49,346)
Inventories	(39,504)	(17,890)	9,101
Accounts payable and accrued expenses	31,979	18,625	56,800
Tax benefit from exercise of common stock options	15,043	30,843	5,811
Accrued restructuring costs	(31,509)	(31,474)	(15,823)
Prepaid expenses and other	(24,910)	(27,822)	(16,218)

Net cash provided by continuing operations operating activities	110,975	98,183	93,743
Net cash provided by discontinued operations operating activities	12,324	47,365	22,086

Net cash provided by operating activities	123,299	145,548	115,829

Investing activities:
Capital expenditures	(88,699)	(55,318)	(34,840)
Proceeds from dispositions of businesses, net	57,545	49,164	—
Proceeds from dispositions of property, plant and equipment and non-strategic investments, net	56,272	33,947	420
Cost of acquisitions and investments, net of cash and cash equivalents acquired	45,458	(431,497)	(296,202)

Net cash provided by (used in) continuing operations investing activities	70,576	(403,704)	(330,622)
Net cash (used in) provided by discontinued operations investing activities	(4,057)	2,274	186,739

Net cash provided by (used in) investing activities	66,519	(401,430)	(143,883)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
for the Three Years Ended December 30, 2001

	2001	2000	1999

	(In thousands)
Financing activities:
Proceeds from issuance of convertible debt	$—	$448,000	$—
(Decrease) increase in commercial paper borrowings	(177,000)	37,000	(10,000)
Other debt (decreases) increases	(1,267)	(233,991)	69,529
Proceeds from issuance of common stock	39,475	46,902	28,923
Purchases of common stock	(1,784)	(10,589)	(970)
Cash dividends	(28,294)	(27,533)	(25,499)

Net cash (used in) provided by continuing operations financing activities	(168,870)	259,789	61,983
Net cash (used in) discontinued operations financing activities	(2,726)	—	—

Net cash (used in) provided by financing activities	(171,596)	259,789	61,983

Effect of exchange rate changes on cash and cash equivalents	(5,523)	(5,006)	(2,844)

Net increase (decrease) in cash and cash equivalents	12,699	(1,099)	31,085
Cash and cash equivalents at beginning of year	125,551	126,650	95,565

Cash and cash equivalents at end of year	$138,250	$125,551	$126,650

Supplemental disclosures of cash flow information for continuing and discontinued operations (see also Note 2):
Cash paid during the year for:
Interest	$17,971	$45,236	$28,438
Income taxes	18,211	21,819	82,368
Noncash investing and financing activities:
One-year secured 5% promissory notes issued to PE Corp. in connection with the acquisition of the Analytical Instruments division (Note 2)	—	—	150,000
Stock issued to Packard shareholders	595,280	—	—
Packard debt assumed	118,432	—	—
Fair value of Packard options exchanged	28,004	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Critical Accounting Policies

      Nature of Operations: PerkinElmer, Inc. is a global high technology company which designs, manufactures, markets and supports products, systems and service offerings within three major business segments: Life Sciences, Optoelectronics and Analytical Instruments. In August 1999, the Company divested its Technical Services segment, which is presented as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”) (see Note 7). In July 2001, PerkinElmer, Inc. approved a plan to sell its Security and Detection Systems business, which is presented as discontinued operations in accordance with APB No. 30 (see Note 7). In October 2001, PerkinElmer, Inc. approved a plan to sell its Fluid Sciences business which is presented as part of discontinued operations in accordance with APB No. 30 (see Note 7). The consolidated financial statements include the accounts of PerkinElmer, Inc. (formerly EG&G, Inc.) and its subsidiaries (the Company). All material intercompany balances and transactions have been eliminated in consolidation.

      Critical Accounting Policies and Estimates: The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Sales: The majority of the Company’s product sales are recorded at the time of shipment and when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. A provision is made at the time the related revenue is recognized for the cost of any installation obligations and the estimated cost of product warranties. When other significant obligations remain after products are delivered, including certain customer acceptance provisions, revenue is recognized only after such obligations are fulfilled. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Revenue related to the sale of maintenance contracts is deferred and amortized on a straight-line basis over the service period. For equipment leased to a customer under a sales-type lease, revenue recognition generally commences when the equipment has been shipped and installed. Shipping and handling costs are reflected in both revenue and cost of goods sold to the extent they are billed to customers. In all other instances they are reflected as a component of cost of goods sold.

      Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The majority of inventories is accounted for using the first-in, first-out (FIFO) method of determining inventory costs; remaining inventories are accounted for using the last-in, first-out (LIFO) method. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on either the Company’s estimated forecast of product demand and production requirements for the next twelve months or historical trailing twelve month usage. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand requiring additional inventory write-downs.

      Allowance for Bad Debts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

      Property, Plant and Equipment: For financial statement purposes, the Company depreciates plant and equipment using the straight-line method over their estimated useful lives, which generally fall within the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following ranges: buildings — 10 to 25 years; leasehold improvements — estimated useful life or remaining term of lease, whichever is shorter; machinery and equipment — 3 to 7 years. Certain tooling costs are capitalized and amortized over a 3 year life, while diminimus costs are expensed. For income tax purposes, the Company depreciates plant and equipment over their estimated useful lives using accelerated methods.

      Pension Plans: The Company’s funding policy provides that payments to the U.S. pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Non-U.S. plans are accrued for, but generally not fully funded, and benefits are paid from operating funds.

      Translation of Foreign Currencies: The balance sheet accounts of non-U.S. operations, exclusive of stockholders’ equity, are translated at year-end exchange rates, and income statement accounts are translated at weighted-average rates in effect during the year; any translation adjustments are made directly to a component of stockholders’ equity.

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

      Environmental Matters: The Company accrues for costs associated with the remediation of environmental pollution when it is probable that a liability has been incurred and the Company’s proportionate share of the amount can be reasonably estimated. Any recorded liabilities have not been discounted.

      Comprehensive Income: The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in stockholders’ equity.

      Segments and Related Information: The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The statement established standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports.

      Derivative Instruments and Hedging: The Financial Accounting Standards Board (“FASB”) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133, in June 1999. SFAS No. 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effect of the adoption of SFAS No. 133 as of January 1, 2001 was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock Splits: Per share amounts and share data have been retroactively restated to give effect to the two-for-one stock split on June 1, 2001, effected in the form of a 100% stock dividend for holders of record as of May 15, 2001.

      Reclassifications: Certain amounts from prior years have been reclassified to conform to the 2001 financial statement presentation.

Recently Issued Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually at a minimum for potential impairment by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The provisions of SFAS No. 142 apply to goodwill and intangible assets arising for acquisitions completed subsequent to June 30, 2001. SFAS No. 142 is required to be adopted for goodwill and intangible assets arising from acquisitions prior to June 30, 2001 as of December 31, 2001. The Company is currently determining the impact of adopting this standard under the transition provisions of SFAS No. 142. Goodwill amortization expense for 2001 was $26.2 million.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

      In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for determining impairment of long-lived assets. The Company is currently assessing the impact of this new standard.

Note 2:	Acquisitions and Divestitures

      On November 13, 2001, the Company completed the acquisition of Packard BioScience Company (Packard) for consideration of approximately $762 million in the form of approximately 22 million of the Company’s common shares and the assumption of $118 million in debt which was subsequently redeemed in March 2002 (see Note 14). Packard is a global developer, manufacturer and marketer of instruments and related consumables and services for use in drug discovery and other life sciences research and generated sales of approximately $165 million for its fiscal year ended December 31, 2000.

      Packard’s operations, assumed as of the date of acquisition, are reported within the results from operations of the Life Sciences segment. The acquisition was accounted for as a purchase in accordance with the recently issued SFAS No. 141, and the Company has accordingly allocated the purchase price of Packard based upon the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price has not yet been finalized, however, the Company does not expect material changes. Portions of the net assets acquired and liabilities assumed were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included $69.0 million in acquired in-process research and development for projects that had not yet reached technological feasibility as of the acquisition date and for which no future alternative use existed. These costs were expensed during the fourth quarter of 2001. Other acquired intangible assets valued at $237.3 million included the fair value of trade names, trademarks, patents and developed technology. Of this amount, $76.5 million has been ascribed to trade names and trademarks for which an indefinite life has been assigned. The Packard acquisition also resulted in goodwill of $438.6 million. Indefinite lived intangibles and goodwill are not being amortized in accordance with SFAS No. 141, effective for all business combinations completed subsequent to July 1, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with this acquisition, the Company agreed to issue 0.311 shares of PerkinElmer common stock for each outstanding share of Packard common stock. The Company also agreed to assume all outstanding options to purchase Packard common stock, which became exercisable for shares of PerkinElmer common stock following the merger after giving effect to the same exchange ratio provided for in the merger agreement to the Packard common shareholders. The purchase price for Packard has been allocated to the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase price allocation is based upon the Company’s current estimates of respective fair values. Some allocations are based on studies and independent valuations, as discussed above.

      The components of the estimated purchase price and preliminary allocation are as follows (in thousands):

Preliminary allocation of purchase price:
Stock issued to Packard shareholders	$595,280
Debt assumed	118,432
Acquisition costs	20,261
Fair value of options exchanged	28,004

Total consideration and acquisition costs	$761,977

Preliminary allocation of purchase price:
Current assets	157,677
Property, plant and equipment	23,186
Other assets	40,601
Identifiable intangible assets	237,320
In-process research and development	69,040
Goodwill	438,587
Liabilities assumed	(204,434)

$761,977

      On July 31, 2000, the Company completed its acquisition of NEN Life Sciences, Inc. (NEN), a provider of state-of-the-art drug discovery products, services, reagents and technologies to the life sciences industry for an aggregate purchase price of approximately $400 million. In connection with the acquisition, the Company paid approximately $350 million in cash and issued warrants to purchase approximately 600,000 shares of the Company’s common stock in exchange for all of the outstanding shares, options and warrants of NEN. In addition, the Company repaid approximately $50 million of outstanding indebtedness of NEN. The Company financed the acquisition and repayment of the outstanding indebtedness with $410 million of commercial paper borrowings with a weighted-average interest rate of 7%. These short-term borrowings were repaid in early August with proceeds from the issuance of long-term convertible debentures (see Note 14). NEN’s operations, included in the consolidated results of the Company from the date of acquisition, are reported in the Life Sciences segment. The acquisition was accounted for as a purchase under APB Opinion No. 16, Business Combinations (“APB No. 16”).

      On May 28, 1999, the Company completed its acquisition of the Analytical Instruments Division (AI) of PE Corp. for an aggregate purchase price of approximately $425 million, plus acquisition costs. The acquisition was accounted for as a purchase under APB No. 16.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Unaudited pro forma operating results for the Company, assuming the acquisition of AI occurred on December 29, 1997, NEN occurred on January 3, 1999, and Packard occurred on January 3, 2000 are as follows:

	2001	2000	1999

	(In thousands except per share data)
Sales from continuing operations	$1,496,047	$1,583,837	$1,369,523
Income from continuing operations	59,160	53,031	(25,007)
Basic earnings per share	0.48	0.44	(0.27)
Diluted earnings per share	0.47	0.42	(0.27)
Net income	$94,285	$84,279	$122,398
Basic earnings per share	0.77	0.70	1.34
Diluted earning per share	0.74	0.67	1.31

      The pro forma amounts in the previous table exclude the in-process R&D charges of $69.0 million, $24.3 million and $23 million for the Packard, NEN and AI acquisitions, respectively. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the Company’s operating results that would have occurred had the acquisitions been consummated on the dates for which the consummation of the acquisitions are being given effect, nor is it necessarily indicative of the Company’s future operating results. The pro forma amounts do not reflect any operating efficiencies and cost savings that the Company believes are achievable.

      During the fourth quarter of 2001, the Company sold its IRAS business for cash of $55.5 million, resulting in a pretax gain of approximately $32.3 million. Additionally, the Company has deferred a gain of approximately $3 million in connection with certain contingencies related to the sale. Also during the fourth quarter, the Company sold its Voltarc business for cash of $9.5 million and a note for approximately $8.0 million, resulting in a pretax loss of approximately $6.3 million. The combined net income of the disposed businesses were $5.4 million in 2000 and $1.4 million in 2001 through the date of disposal.

      During 2001, 2000 and 1999, in connection with the 1998 dispositions of the Company’s Rotron and Sealol Industrial Seals divisions, the Company recognized approximately $1.0 million, $3.7 million and $13.2 million, respectively, of pre-tax gains from the previously deferred sales proceeds as a result of the favorable resolution of certain events and contingencies. As of December 30, 2001, $2.7 million in gains related to the Rotron sale remain deferred pending the resolution of certain matters.

      During the fourth quarter of 2000, the Company sold its Berthold business at a net pre-tax gain of $10 million. The Company deferred gain recognition of approximately $11.9 million of sales proceeds from this divestiture in connection with certain contingencies related to the sale, $2.0 million of which was recognized during 2001. Revenues for 2000 and 1999 for the divested business were $30 million and $38 million, respectively. Also during the fourth quarter of 2000, the Company recorded a pre-tax gain of $16.7 million from the sale of a building. Additionally during 2001, the Company recognized $2.4 million in net losses related to certain other dispositions.

      During the first quarter of 2000, the Company sold its micromachined sensors and specialty semiconductor businesses for cash of $24.3 million, resulting in a pre-tax gain of $6.7 million. Combined financial results of the divested businesses for 2000 and 1999 were not material to the consolidated results of the Company.

      All of the gains described above are reported on the “Gains on Dispositions, net” line in the consolidated income statements.

Note 3:	Restructuring and Integration Charges

      During the fourth quarter of 2001, the Company expanded its continuing effort to restructure certain businesses to further improve performance. The plan resulted in additional pre-tax restructuring charges of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$9.2 million. The principal actions in these restructuring plans primarily relate to employee separation costs associated with the consolidation of certain European general and managerial functions within both the Life Sciences and Analytical Instruments segments, as well as costs associated with the closure of certain facilities and disposal of related assets.

			Termination
		Disposal of	of Leases
	Employee	Certain	and Other
	Separation	Product Lines	Contractual
	Costs	and Assets	Obligations	Total

2001 Plan:
Life Sciences	$3.2	$0.1	$0.6	$3.9
Analytical Instruments	3.8	—	1.5	5.3

Total restructuring charges	7.0	0.1	2.1	9.2
Amounts incurred during 2001	(1.6)	—	—	(1.6)

Accrued restructuring costs at December 30, 2001	$5.4	$0.1	$2.1	$7.6

      During the fourth quarter of 2000, the Company recorded of a pre-tax restructuring charge of $15.1 million for actions to be completed in 2001 (the “2000 plan”). These charges related to the Company’s Life Sciences and Optoelectronics segments. The principal actions in the restructuring plans included close-down or consolidation of a number of offices and facilities, the closure of certain manufacturing facilities, and the disposal of underutilized assets. The restructuring charges were broken down as follows by operating segment: The Life Sciences’ actions were associated with rationalization of its distribution network and overall facility consolidation. The Optoelectronics’ actions were associated with its Lighting and Imaging businesses and relate to employee separation costs and the closures of certain manufacturing facilities. During 2001, the Company provided for an additional $0.8 million under the 2000 plan as a result of additional needs related to lease terminations. Also during 2001, due to the substantial completion of the actions of the 2000 plan, the Company reevaluated its 2000 restructuring plans. As a result of this review, costs associated with the previous Life Sciences plan related to the rationalization of its network and facility consolidation were no longer required. As a result, the Company recognized a restructuring credit of $0.5 million during 2001.

      The following table summarizes activity related to the 2000 plan:

			Termination
		Disposal of	of Leases
	Employee	Certain	and Other
	Separation	Product Lines	Contractual
	Costs	and Assets	Obligations	Total

Total restructuring charges	$10.1	$2.9	$2.1	$15.1
Amounts incurred during 2000	—	—	—	—

Accrued restructuring costs at December 31, 2000	10.1	2.9	2.1	15.1
Additional amounts provided during 2001	—	—	0.8	0.8
Amounts incurred during 2001	(9.6)	(2.9)	(2.9)	(15.4)
Amounts reversed during 2001	(0.5)	—	—	(0.5)

Accrued restructuring costs at December 30, 2001	$—	$—	$—	$—

      Also during 2000, as a result of the substantial completion of previously announced restructuring plans, the Company recognized restructuring credits of $11.2 million relating to 1999 and prier restructurings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As part of the Packard acquisition, the Company recorded approximately $33.0 million in integration charges. The integration plans include initiatives to integrate the operations of Packard and the Company and are principally comprised of amounts related to employee separation costs and the termination of leases and other contractual obligations.

Termination
		Disposal of	of Leases
	Employee	Certain	and Other
	Separation	Product Lines	Contractual
	Costs	and Assets	Obligations	Total

Packard Plan	$20.0	$3.0	$10.0	$33.0

      During the second quarter of 2000, the Company finalized its restructuring plan for AI. Based on continued aggressive actions by the Company to improve the cost structure of the acquired business, and increased costs related primarily to employment integration, the Company increased its original estimate of restructuring costs recorded at the acquisition date by $24.0 million in connection with purchase accounting. All restructuring actions will have been completed by the first quarter of 2002.

      As part of the July 2000 acquisition of NEN, the Company recorded a $4.0 million restructuring charge for actions targeted at reduced employment costs, consolidation of certain facilities and the termination of certain leases and other contractual obligations.

      The following table summarizes reserve activity during fiscal 2001 related to the AI and NEN acquisitions as discussed above:

Totaling restructuring charges	$42.1
Amounts incurred during 2000	(9.8)

Accrued restructuring costs at December 31, 2000	32.3
Amounts incurred during 2001	(23.1)

Accrued restructuring costs at December 30, 2001	$9.2

      Cash outlays during 2001 were approximately $36.3 million for the above discussed plans. The Company expects to incur approximately $40– $50 million of cash outlays in connection with these plans during 2002.

Note 4:	Asset Impairment Charges

      During the third quarter of 1999, in connection with its ongoing review of its portfolio of businesses, the Company conducted a strategic review of certain units within its business segments. The strategic review triggered an impairment review of long-lived assets of certain business units that were expected to be disposed. The Company calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the third quarter of 1999, the Company recorded non-cash impairment charges and wrote down goodwill by $15 million in the Instruments segment and $3 million in the Optoelectronics segment. Sales and operating profit for the businesses under strategic review were approximately $54 million and $2 million, respectively, in 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Other Expense

      Other expense, net consisted of the following:

	2001	2000	1999

	(In thousands)
Interest income	$3,724	$3,844	$3,020
Interest expense	(39,065)	(36,745)	(24,704)
Gains on sale of investments, net	4,274	1,294	1,952
Other	1,272	(2,085)	4,724

	$(29,795)	$(33,692)	$(15,008)

      The increase in interest expense in 2001 was due to the impact of higher debt levels resulting from acquisitions. The increase in gains on sales of investments, net was due to the disposal of two non-strategic investments during 2001 for gains of approximately $3.4 million and $0.9 million, respectively.

Note 6:	Income Taxes

      The components of income from continuing operations before income taxes for financial reporting purposes were as follows:

	2001	2000	1999

	(In thousands)
U.S.	$(84,308)	$(11,325)	$(28,342)
Non-U.S.	118,462	110,302	39,838

	$34,154	$98,977	$11,496

      The components of the provision for income taxes for continuing operations were as follows:

		Deferred
	Current	(Prepaid)	Total

	(In thousands)
2001
Federal	$(5,669)	$5,899	$230
State	(231)	2,828	2,597
Non-U.S.	30,744	1,203	31,947

	$24,844	$9,930	$34,774

2000
Federal	$1,314	$11,561	$12,875
State	504	2,380	2,884
Non-U.S.	25,257	(1,317)	23,940

	$27,075	$12,624	$39,699

1999
Federal	$6,511	$(12,706)	$(6,195)
State	330	(1,970)	(1,640)
Non-U.S.	13,234	(814)	12,420

	$20,075	$(15,490)	$4,585

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total provision for income taxes included in the consolidated financial statements was as follows:

	2001	2000	1999

	(In thousands)
Continuing operations	$34,774	$39,699	$4,585
Discontinued operations	21,858	21,570	92,436

	$56,632	$61,269	$97,021

      The major differences between the Company’s effective tax rate for continuing operations and the federal statutory rate were as follows:

	2001	2000	1999

Federal statutory rate	35.0%	35.0%	35.0%
Non-U.S. rate differential, net	(26.4)	(18.7)	(23.4)
State income taxes, net	4.9	2.0	(6.2)
Goodwill amortization	21.2	12.0	29.7
Goodwill write-downs	0.0	0.0	45.6
In-process R&D	70.8	11.5	0.0
Change in valuation allowance	(1.5)	(2.5)	35.1
Other, net	(2.2)	0.8	(75.9)

Effective tax rate	101.8%	40.1%	39.9%

      The 2001 tax provision and effective tax rate for continuing operations was impacted by the inclusion of in-process research and development charges associated with the Packard acquisition and the disposals of the Voltarc and the IRAS businesses.

      The 2000 tax provision and effective rate for continuing operations includes tax for nonrecurring items such as the disposals of the Berthold, micromachined sensors and specialty semiconductor businesses. The 1999 tax provision and effective rate for continuing operations was impacted by a non-deductible goodwill write-down.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences and carryovers that gave rise to deferred income tax assets and liabilities as of December 30, 2001 and December 31, 2000 were as follows:

	2001	2000

	(In thousands)
Deferred tax assets:
Inventory reserves	$5,834	$149
Other reserves	12,606	17,300
Deferred income	1,152	6,179
Vacation pay	3,208	4,991
Net operating loss carry forwards	23,565	14,447
Post-retirement health benefits	4,699	5,191
Restructuring reserve	16,784	15,995
In-process R&D	9,916	10,726
All other, net	46,952	45,806

Total deferred tax assets	124,716	120,784
Deferred tax liabilities:
Pension contribution	(11,477)	(11,912)
Amortization	(97,428)	(5,877)
Depreciation	(20,196)	(26,467)
All other, net	(5,440)	(16,081)

Total deferred tax liabilities	(134,541)	(60,337)
Valuation allowance	(13,435)	(14,447)

Net prepaid taxes	$(23,260)	$46,000

      At December 30, 2001, the Company had non-U.S. (primarily from Germany) net operating loss carryovers of $13.4 million, substantially all of which carry forward indefinitely. The valuation allowance results primarily from these carryovers, as the Company expects that they will not be realized.

      Current deferred tax assets of $78 million and $53 million were included in other current assets at December 30, 2001 and December 31, 2000, respectively. Long-term deferred tax liabilities of $101 million and $8 million were included in long-term liabilities at December 30, 2001 and December 31, 2000, respectively.

      In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Repatriation of retained earnings is done only when it is advantageous. Applicable federal taxes are provided only on amounts planned to be remitted.

      During 2001 the Company received notice from the Internal Revenue Service (IRS) that a previously brought US Tax Court case had been settled in the Company’s favor, resulting in a minor refund. The total additional tax proposed by the IRS previously amounted to approximately $74 million plus interest.

Note 7:	Discontinued Operations

      In July 2001, the Company approved a plan to sell its Security and Detection Systems business. The results of operations of the Security and Detection Systems business were previously reported as part of the Analytical Instruments business. In October 2001, the Company approved a plan to sell its Fluid Sciences business. The Company has accounted for the plan to sell both businesses as discontinued operations in accordance with APB No. 30, and accordingly, the results of operations of the Security and Detection Systems business and the Fluid Sciences business have been segregated from continuing operations and reported as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separate line on the Company’s Consolidated Income Statements. The Company does not expect to incur a loss on the sale of either business.

      On August 20, 1999, the Company sold the assets of its Technical Services business, including the outstanding capital stock of EG&G Defense Materials, Inc., a subsidiary of the Company, to EG&G Technical Services, Inc. The results of operations of the Technical Services business were previously reported as one of five business segments of the Company. The Company accounted for the sale of its Technical Services business as a discontinued operation in accordance with APB No. 30 and, accordingly, the results of operations of the Technical Services business have been segregated from continuing operations and reported as a separate line item on the Company’s Consolidated Income Statements during 1999. The Company recorded a pre-tax gain on disposition of discontinued operations of $181 million, net of transaction and related costs, during 1999. The $110 million after-tax gain was reported separately from the results of the Company’s continuing operations.

      Summary operating results of the discontinued operations of the Technical Services, Fluid Sciences and Security and Detection Systems businesses (through December 30, 2001) were as follows:

	2001	2000	1999

	(In thousands)
Sales	$271,709	$359,735	$615,070
Costs and expenses	213,139	305,829	546,454

Operating income from discontinued operations	58,570	53,906	68,616
Other expense	(5,487)	(8,394)	(9,560)

Income from discontinued operations before income taxes	53,083	45,512	59,056
Provision for income taxes	20,325	18,723	21,931

Income from discontinued operations, net of income taxes	$32,758	$26,789	$37,125

Note 8:	Earnings per Share

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

	2001	2000	1999

	(In thousands)
Number of common shares — basic	103,687	98,212	91,044
Effect of dilutive securities
Stock options	—	4,022	2,030
Other	—	44	64

Number of common shares — diluted	103,687	102,278	93,138

      Potential common shares of 3,570,000 were not included in the computation of weighted-average diluted shares outstanding for 2001 because their inclusion would be anti-dilutive.

      Options to purchase 8,044,000 and 54,400 shares of common stock were not included in the computation of diluted earnings per share for 2001 and 2000, respectively, because the options’ exercise prices were greater than the average market price of the common shares and thus their effect would have been antidilutive. Additionally, the Company’s zero coupon senior convertible debentures (see Note 14) are currently convertible into 10.8 million shares of the Company’s common stock at approximately $44.00 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Conversion of the debentures was not assumed in the computation of diluted earnings per share because the effect of assumed conversion would have been antidilutive.

Note 9:	Accounts Receivable

      Accounts receivable were net of reserves for doubtful accounts of $13.1 million and $13.3 million as of December 30, 2001 and December 31, 2000 respectively.

      During 2001, the Company established a wholly owned consolidated subsidiary to purchase, on a revolving basis, certain of the Company’s accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. As collections reduce the accounts receivable balances, new receivables are sold. The Company’s consolidated subsidiary retains the risk of credit loss on the receivables and accordingly, the full amount of the allowance for doubtful accounts has been provided for on the Company’s balance sheet. Under the terms of this arrangement, the Company retains collection and administrative responsibilities for the balances. The facility is renewable on an annual basis and has an effective interest rate of approximately LIBOR plus 30 basis points. Amounts sold under this facility during 2001 approximated $37 million. This amount has reduced the outstanding receivable balance.

Note 10:	Inventories

      Inventories as of December 30, 2001 and December 31, 2000 consisted of the following:

	2001	2000

	(In thousands)
Raw materials	$66,793	$61,564
Work in progress	59,160	46,785
Finished goods	116,518	82,177

	$242,471	$190,526

      The increase in inventory is primarily attributable to the Packard acquisition which occurred during the fourth quarter of 2001.

Note 11:	Property, Plant and Equipment

      Property, plant and equipment, at cost, as of December 30, 2001 and December 31, 2000 consisted of the following:

	2001	2000

	(In thousands)
Land	$24,725	$23,767
Building and leasehold improvements	130,541	125,830
Machinery and equipment	272,505	274,544

	$427,771	$424,141

      Increases in property, plant and equipment are primarily due to the acquisition of Packard and capital expenditures related to the Analytical Instruments facility in Shelton, CT during 2001, offset to some extent by the sale-leaseback of certain facilities and equipment, as previously discussed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12:	Investments

      Investments as of December 30, 2001 and December 31, 2000 consisted of the following:

	2001	2000

	(In thousands)
Marketable investments	$15,716	$21,936
Joint venture and other investments	13,897	14,290

	$29,613	$36,226

      The decrease in marketable investments from 2000 to 2001 resulted mainly from the sale of approximately 70% of the Company’s investment in Genomic Solutions, Inc. Marketable investments consist of trust assets which are carried at market value and primarily reflect equity and fixed-income securities held to meet obligations associated with the supplemental executive retirement plan. As of December 30, 2001, the fixed-income securities held within marketable investments had, on average, maturities of between 3 and 30 years.

      The change in the joint venture and other investments balance from 2000 to 2001 is reflective of the Company’s sale of its interest in a joint venture with Seiko in connection with the sale of the IRAS business, offset by an additional $3.1 million investment in Bragg Photonics. This additional investment brings the Company’s total investment in Bragg Photonics to 31%. The Company recognized a $1.9 million loss in 2001 as a result of equity accounting for this investment. Joint venture investments reflect holdings the Company maintains which are accounted for under the equity method of accounting.

      The net unrealized holding gain (loss) on marketable investments, net of deferred income taxes, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, was a $1.4 million loss and a $0.9 million gain at December 30, 2001 and December 31, 2000, respectively.

      Marketable investments classified as available for sale as of December 30, 2001 and December 31, 2000 consisted of the following:

		Gross Unrealized Holding
	Market
	Value	Cost	Gains	(Losses)

2001
Common stocks	$8,865	$10,864	$32	$(2,031)
Fixed-income security	6,098	6,066	32	—
Other	753	766	—	(13)

	$15,716	$17,696	$64	$(2,044)

2000
Common stocks	$17,356	$16,021	$1,689	$(354)
Fixed-income security	4,143	4,074	69	—
Other	437	492	—	(55)

	$21,936	$20,587	$1,758	$(409)

Note 13:	Intangible Assets

      Intangible assets consist mainly of goodwill from acquisitions accounted for using the purchase method of accounting, representing the excess of cost over the fair market value of the net assets of the acquired businesses. Goodwill, net of accumulated amortization, was $1,034 million and $631 million at December 30, 2001 and December 31, 2000, respectively. Other identifiable intangible assets from acquisitions include patents, trademarks, trade names and developed technology and are being amortized over periods of 10–40 years. Other identifiable intangible assets, net of accumulated amortization, were $497 million and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$256 million at December 30, 2001 and December 31, 2000, respectively. Intangible assets as of December 30, 2001 and December 31, 2000 consisted of the following:

	2001	2000

	(In thousands)
Goodwill	$1,105,247	$677,029
Other identifiable intangible assets	526,759	293,900

	1,632,006	970,929
Less: accumulated amortization	(101,398)	(84,360)

	$1,530,608	$886,569

      As previously discussed, the issuance of SFAS No. 142 will result in the discontinuance of goodwill and indefinite lived intangible amortization from December 31, 2001 forward. Instead, these items will be tested on an annual basis for potential impairment by comparing the carrying value to the fair value of the reporting unit to which they are assigned.

      The increase in intangible assets resulted primarily from the acquisition of Packard in 2001, as previously discussed.

Note 14:	Debt

      Short-term debt at December 30, 2001 was $125.7 million with no commercial paper outstanding. Short-term debt at December 31, 2000 was $183.1 million and was comprised primarily of commercial paper borrowings. The weighted average interest rate on the commercial paper borrowings was 4.4% and 6.7%, during 2001 and 2000, respectively. Weighted average maturities were 20 days or less during 2001 and 60 days or less during 2000.

      In March 2002, the Company’s revolving credit facility was refinanced in the amount of $270 million and will expire in March 2003. The Company refinanced a $100 million revolving credit facility, which expires in March 2006. These agreements, which serve as backup facilities for the commercial paper borrowings, have no significant commitment fees. Under the terms of the credit agreement, the Company is required to maintain certain minimum Debt to Total Capital and Interest Coverage ratios, with which the Company was in compliance during all of 2000 and 2001. There were no amounts outstanding under these lines at December 30, 2001 or December 31, 2000 nor at any time during these two years.

      At December 30, 2001 and December 31, 2000, long-term debt was $598.1 million and $583.3 million, respectively. Included in these amounts are $115 million of unsecured ten-year notes issued in October 1995, which carry an interest rate of 6.8% and mature in 2005. During the fourth quarter of 2001, this fixed rate was swapped to a floating rate, resulting in an all-in cost of funds of 4.46% during 2001, an annualized reduction of 2.34% from the fixed rate. This interest rate swap instrument resets semi-annually in arrears based upon six month USD LIBOR. The fair value of this instrument as of December 30, 2001 was $(2.3) million, which is offset by a corresponding gain on the underlying bond. Other long term debt includes zero coupon senior convertible debentures described below which had a $483 million accreted value at 2001 and a $468 million accreted value at 2000. The carrying amount of the unsecured ten-year notes and senior subordinated ten-year notes approximated the estimated fair value at December 30, 2001, based on a quoted market price. The estimated fair value of the convertible debentures approximated $512 million at December 30, 2001, also based on a quoted market price.

      In August 2000, the Company sold zero coupon senior convertible debentures with an aggregate purchase price of $460 million. The Company used the offering’s net proceeds of approximately $448 million to repay a portion of its commercial paper borrowings, which had been increased temporarily to finance the NEN acquisition. Deferred issuance costs of $12 million were recorded as a noncurrent asset and are being amortized over three years. The debentures, which were offered by a prospectus supplement pursuant to the Company’s effective shelf registration statement, are due August 2020, and were priced with a yield to maturity of 3.5%. At maturity, the Company is required to repay $921 million, comprised of $460 million of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

original purchase price plus accrued original issue discount. The Company may redeem some or all of the debentures at any time on or after August 7, 2003 at a redemption price equal to the issue price plus the accrued original issue discount through the redemption date. Holders of the debentures may require the Company to repurchase some or all of the debentures in August 2003 and August 2010, or at any time when there is a change in control of the Company, as is customary and ordinary for debentures of this nature, at a repurchase price equal to the initial price to the public plus the accrued original issue discount through the date of the repurchase. The debentures are currently convertible into 10.8 million shares of the Company’s common stock at approximately $44.00 per share.

      In November 2001, the Company completed its acquisition of Packard BioScience Company and assumed $118 million of senior subordinated ten-year notes issued in March 1997 at an interest rate of 9.375%. The Company has elected to redeem the notes on March 1, 2002 at a rate of 104.688% in accordance with the indenture dated as of March 4, 1997. As such, this amount has been reclassified to short-term debt for presentation purposes.

Note 15:	Accrued Expenses

      Accrued expenses as of December 30, 2001 and December 31, 2000 consisted of the following:

	2001	2000

	(In thousands)
Payroll and incentives	$34,714	$34,498
Employee benefits	47,093	42,126
Federal, non-U.S. and state income taxes	83,504	39,973
Other accrued operating expenses	224,018	180,299

	$389,329	$296,896

      The increase in accrued expenses is due primarily to accrued expenses assumed as part of the Packard acquisition.

Note 16:	Employee Benefit Plans

      Except where noted otherwise, the following employee benefit plan disclosures include amounts and information, on a combined basis, for both the continuing and discontinued operations of the Company.

      Savings Plan: The Company has a savings plan for the benefit of qualified U.S. employees. Under this plan, for all business units except those within Life Sciences, the Company contributes an amount equal to the lesser of 55% of the amount of the employee’s voluntary contribution or 3.3% of the employee’s annual compensation. For Life Sciences, the Company contributes an amount equal to the lesser of 100% of the employee’s voluntary contribution or 5.0% of the employee’s annual compensation. Savings plan expense charged to continuing operations was $5.8 million in 2001, $4.2 million in 2000, and $2.8 million in 1999.

      Pension Plans: The Company has defined benefit pension plans covering substantially all U.S. employees except those employed by Life Sciences and non-U.S. pension plans for non-U.S. employees. The U.S. defined benefit pension plans were closed to new hires effective January 31, 2001. The plans provide benefits that are based on an employee’s years of service and compensation near retirement. Assets of the U.S. plan are comprised primarily of equity and debt securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic pension cost included the following components:

	2001	2000	1999

		(In thousands)
Service cost	$6,860	$7,830	$9,707
Interest cost	19,011	19,315	20,917
Expected return on plan assets	(23,235)	(20,588)	(24,675)
Net amortization and deferral	(460)	(486)	(645)

	$2,176	$6,071	$5,304

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of December 30, 2001 and December 31, 2000.

	2001		2000

	Non-U.S.	U.S.	Non-U.S.	U.S.

	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$111,610	$157,573	$112,940	$162,809

Projected benefit obligations at beginning of year	$123,386	$174,351	$141,552	$171,106
Service cost	2,020	4,840	3,206	4,624
Interest cost	7,054	11,957	7,119	12,196
Benefits paid and plan expenses	(5,535)	(13,077)	(5,607)	(9,677)
Participants’ contributions	540	—	194	—
Actuarial loss (gain)	4,616	(9,974)	(12,831)	(3,898)
Plan Amendments	—	(861)	—	—
Effect of exchange rate changes	(6,778)	—	(10,210)	—
Dispositions	—	—	(17,584)	—
Curtailment gain — discontinued operations	(2,672)	—	—	—
Acquisitions	2,229	—	17,547	—

Projected benefit obligations at end of year	124,860	167,236	123,386	174,351

Fair value of plan assets at beginning of year	48,737	230,347	35,560	254,535
Actual return on plan assets	(5,228)	(8,685)	4,067	(14,038)
Benefits paid and plan expenses	(5,535)	(13,077)	(5,607)	(9,677)
Employer contribution	5,133	—	4,437	—
Participant contribution	540	—	194	—
Effect of exchange rate changes	(1,700)	—	(2,841)	—
Transfer out — discontinued operations	—	—	12,927	(473)

Fair value of plan assets at end of year	41,947	208,585	48,737	230,347

Plan assets less (greater) than projected benefit obligations	82,913	(41,349)	74,649	(55,996)
Unrecognized net transition asset (obligation)	(277)	—	(322)	512
Unrecognized net prior service costs	(379)	623	(410)	(52)

Unrecognized net gain (loss)	1,184	1,428	7,441	19,469

Accrued pension liability (asset)	$83,441	$(39,298)	$81,358	$(36,067)

Additional minimum liability	189	—	257	—
Intangible asset	(189)	—	(257)	—

Net asset/liability	$83,441	$(39,298)	$81,358	$(36,067)

Actuarial assumptions as of the year-end measurement date:
Discount rate	5.7%	7.5%	6.0%	7.5%
Rate of compensation increase	3.4%	4.5%	3.4%	4.5%
Expected rate of return on assets	7.9%	9.0%	7.9%	9.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Non-U.S. accrued pension liabilities classified as long-term liabilities totaled $80 million and $86 million as of December 30, 2001 and December 31, 2000, respectively. The U.S. pension asset was classified as other noncurrent assets.

      The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At December 30, 2001 and December 31, 2000, the projected benefit obligations were $16.5 million and $16.4 million, respectively. Assets with a fair value of $8.0 million and $9.2 million segregated in a trust, were available to meet this obligation as of December 30, 2001 and December 31, 2000, respectively. Pension expense for this plan was approximately $1.1 million in 2001, $2.0 million in 2000 and $1.8 million in 1999.

      Postretirement Medical Plans: The Company provides health care benefits for eligible retired U.S. employees under a comprehensive major medical plan or under health maintenance organizations where available. The majority of the Company’s U.S. employees become eligible for retiree health benefits if they retire directly from the Company and have at least ten years of service. Generally, the major medical plan pays stated percentages of covered expenses after a deductible is met and takes into consideration payments by other group coverages and by Medicare. The plan requires retiree contributions under most circumstances and has provisions for cost-sharing charges. Effective January 1, 2000, this plan was closed to new hires. For employees retiring after 1991, the Company has capped its medical premium contribution based on employees’ years of service. The Company funds the amount allowable under a 401(h) provision in the Company’s defined benefit pension plan. Assets of the plan are comprised primarily of equity and debt securities.

      Net periodic post-retirement medical benefit cost (credit) included the following components:.

	2001	2000	1999

	(In thousands)
Service cost	$207	$232	$289
Interest cost	646	992	1,036
Expected return on plan assets	(1,062)	(1,219)	(1,304)
Net amortization and deferral	(674)	(1,516)	(1,022)

	$(883)	$(1,511)	$(1,001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets at December 30, 2001 and December 31, 2000.

	2001	2000

	(In thousands)
Actuarial present value of benefit obligations
Retirees	$10,651	$10,379
Active employees eligible to retire	400	371
Other active employees	2,804	2,117

Accumulated benefit obligations at beginning of year	13,855	12,867

Service cost	207	232
Interest cost	646	992
Benefits paid	(905)	(1,196)
Actuarial loss	1,315	430
Plan adjustments	(6,109)	530
Curtailment gain — discontinued operations	(115)	—

Change in accumulated benefit obligations during the year	(4,961)	988

Retirees	5,720	10,651
Active employees eligible to retire	422	400
Other active employees	2,752	2,804

Accumulated benefit obligations at end of year	8,894	13,855
Fair value of plan assets at beginning of year	12,254	14,474
Actual return on plan assets	(422)	(590)
Benefits paid and plan expenses	(1,377)	(1,630)
Fair value of plan assets at end of year	10,455	12,254
Fair value of plan assets (greater) less than accumulated benefit obligations	(1,561)	1,601
Unrecognized prior service costs	4,705	(489)
Unrecognized net gain	2,347	4,614

Accrued post-retirement medical liability	$5,491	$5,726

Actuarial assumptions as of the year-end measurement date
Discount rate	7.5%	7.5%
Expected rate of return on assets	9.0%	9.0%
Healthcare cost trend rate:
First year	N/A	8.0%
Ultimate	N/A	5.5%
Time to reach ultimate	N/A	3 years

      The accrued postretirement medical liability included $4.5 million and $4.7 million classified as long-term liabilities as of December 30, 2001 and December 31, 2000, respectively.

      Deferred Compensation Plans: During 1998, the Company implemented certain nonqualified deferred compensation programs that provide benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, upon retirement or death. Benefit payments under these plans are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funded by a combination of contributions from participants and the Company. In 2000, this plan was extended to cover members of the Board of Directors.

      Employee Stock Purchase Plan: The Company has an Employee Stock Purchase Plan, whereby participating employees have the right to purchase common stock at a price equal to 85% of the lower of the closing price on the first day or the last day of the six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution which may not exceed 10% of base compensation.

      Other: The Company has granted restricted stock awards to certain executive employees and directors which contain vesting provisions tied to certain Company performance metrics. The shares available under these awards are a component of the Company’s 1999 Incentive Plan.

Note 17:	Commitments and Contingencies

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

      In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $6.9 million as of December 30, 2001, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to five years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company’s financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

      Included in the lease commitments discussed in Note 21 to the Financial Statements is a six-year operating lease agreement signed in 2000 for a facility in the Optoelectronics segment. At the end of the lease term, the Company, at its option, may: (i) renew the lease; (ii) purchase the property at a price equal to the lessor’s original cost (approximately $30 million); or (iii) allow the lease to expire and cause the property to be sold. The Company’s ability to cause the property to be sold depends upon its compliance with certain terms of the lease. Under certain conditions, the Company would receive any excess of the net sales proceeds over the property’s original cost. In the event that the net sales proceeds are less than the original cost, the Company would make certain contingent rental payments to the lessor equal to that difference, subject to a maximum amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18:	Risks and Uncertainties

      For information concerning various investigations, claims, legal proceedings, environmental investigations and remedial actions, see Note 17. For information concerning factors affecting future performance, see Management’s Discussion and Analysis.

      Costs incurred under cost-reimbursable government contracts, primarily in the former Technical Services segment, which is presented as discontinued operations, are subject to audit by the government. The results of prior audits, completed through 1997, have not had a material effect on the Company.

      The Company’s management and operations contracts with the DOE are presented as discontinued operations. The Company’s last DOE management and operations contract expired on September 30, 1997. The Company is in the process of negotiating contract closeouts and does not anticipate incurring any material loss in excess of previously established reserves.

Note 19:	Stockholders’ Equity

      Stock-Based Compensation: Under the 2001 Incentive Plan, 8.8 million additional shares of the Company’s common stock were made available for option grants, restricted stock awards, performance units and other stock-based awards. Under the 1999 Incentive Plan, 7.0 million additional shares of the Company’s common stock were made available for similar stock-based awards. At December 30, 2001, 3.6 million shares of the Company’s common stock were reserved for employee benefit plans.

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

      The following table summarizes stock option activity for the three years ended December 30, 2001:

	2001		2000		1999

	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of Shares	Average Price	of Shares	Average Price	of Shares	Average Price

	(Shares in thousands)
Outstanding at beginning of year	9,650	$19.52	9,144	$11.77	6,600	$10.03
Granted	9,315	30.31	5,564	25.39	5,422	12.97
Exercised	(2,073)	12.41	(3,724)	10.12	(2,218)	9.54
Lapsed	(907)	28.85	(1,334)	15.51	(660)	11.64

Outstanding at end of year	15,985	26.25	9,650	19.52	9,144	11.77

Exercisable at end of year	5,567	17.43	2,490	12.71	3,702	9.66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 30, 2001:

		Options Outstanding
				Options Exercisable
		Weighted-
Actual Range of	Number	Average	Weighted-	Number	Weighted-
Exercise Prices	Outstanding at	Remaining	Average	Exercisable at	Average
150% Increment	December 30, 2001	Contractual Life	Exercise Price	December 30, 2001	Exercise Price

$ 1.56 – 1.57	3,860	2.0	$1.56	3,860	$1.56
$ 3.11 – 4.23	92,384	3.0	$4.08	92,384	$4.08
$ 4.67 – 5.28	30,249	3.9	$4.68	30,249	$4.68
$ 7.04 – 10.16	795,594	4.7	$8.64	711,934	$8.52
$10.77 – 16.00	2,955,190	6.0	$13.85	2,187,126	$13.77
$16.59 – 24.15	3,081,083	6.6	$19.81	1,921,203	$19.79
$25.05 – 37.17	6,806,840	6.3	$30.42	407,574	$29.36
$37.98 – 56.59	2,168,844	6.5	$46.19	179,649	$46.75
$57.22 – 67.92	51,248	7.7	$58.32	32,584	$58.32

$ 1.56 – 67.92	15,985,292	6.2	$26.25	5,566,563	$17.43

      During 2001, approximately 6,071,000 and 1,190,000 options were granted pursuant to the 2001 Incentive Plan and the 1999 Incentive Plan, respectively, at exercise prices ranging from $23.84 per share to $50.28 per share. The remaining options granted during 2001 were done so principally under plans associated with Packard. At December 30, 2001, there were 3,491,000 common shares available for grant under active equity plans.

      The weighted-average fair values of options granted during 2001, 2000 and 1999 were $14.40, $9.91 and $4.57, respectively. The values were estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the model:

	2001	2000	1999

Risk-free interest rate	4.5%	6.5%	4.9%
Expected dividend yield	1.0%	2.0%	2.0%
Expected lives	4.0 years	3.7 years	5.5 years
Expected stock volatility	50%	46%	27%

      As previously discussed, in April 1999, the Company’s stockholders approved the 1998 Employee Stock Purchase Plan, whereby participating employees currently have the right to purchase common stock at a price equal to 85% of the lower of the closing price on the first day or the last day of the six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of base compensation. During 2001, the Company issued 242,120 shares under this plan at a weighted-average price of $23.40 per share. During 2000, the Company issued 420,288 shares under this plan at a weighted-average price of $21.84 per share. During 1999, the Company issued 716,000 shares under this plan at a weighted-average price of $11.07 per share. There remains available for sale to employees an aggregate of 3.6 million shares of the Company’s stock out of 5 million shares authorized by the stockholders.

      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company continues to apply APB Opinion No. 25 in accounting for its stock option and stock purchase plans. As required, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table discloses pro forma net income and diluted earnings per share had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value approach:

	2001	2000	1999

	(In thousands except per share data)
Net income:
As reported	$34,505	$90,520	$154,316
Pro forma	770	76,092	145,354
Diluted earnings per share
As reported	0.33	0.89	1.66
Pro forma	0.01	0.76	1.56

      Pro forma compensation cost may not be representative of that to be expected in future years since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

      Shareholder Rights Plan: Under a Shareholder Rights Plan, preferred stock purchase rights were distributed on February 8, 1995 as a dividend at the rate of one right for each share of common stock outstanding. Each right, when exercisable, entitles a stockholder to purchase one one-thousandth of a share of a new series of junior participating preferred stock at a price of $30. The rights become exercisable only if a person or group acquires 20% or more or announces a tender or exchange offer for 30% or more of the Company’s common stock. This preferred stock is nonredeemable and will have 1,000 votes per share. The rights are nonvoting, expire in 2005 and may be redeemed prior to becoming exercisable. The Company has reserved 70,000 shares of preferred stock, designated as Series C Junior Participating Preferred Stock, for issuance upon exercise of such rights. If a person (an Acquiring Person) acquires or obtains the right to acquire 20% or more of the Company’s outstanding common stock (other than pursuant to certain approved offers), each right (other than rights held by the Acquiring Person) will entitle the holder to purchase shares of common stock of the Company at one-half of the current market price at the date of occurrence of the event. In addition, in the event that the Company is involved in a merger or other business combination in which it is not the surviving corporation or in connection with which the Company’s common stock is changed or converted, or it sells or transfers 50% or more of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase shares of common stock of such other person at one-half of the current market price of such common stock at the date of the occurrence of the event.

      Comprehensive Income: The components of accumulated other comprehensive income (loss) were as follows:

				Accumulated
	Foreign	Unrealized	Unrealized	Other
	Currency	Gains on	Gains	Comprehensive
	Translation	Derivative	(Losses) on	Income
	Adjustments	Instruments	Securities	(Loss)

	(In thousands)
Balance, January 3, 1999	$3,343	$—	$386	$3,729
Current year change	(17,804)	—	35	(17,769)

Balance, January 2, 2000	(14,461)	—	421	(14,040)
Current year change	(25,484)	—	482	(25,002)

Balance, December 31, 2000	(39,945)	—	903	(39,042)
Current year change	$(20,976)	$1,407	$(2,329)	$(21,898)

Balance, December 30, 2001	$(60,921)	$1,407	$(1,426)	$(60,940)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects related to each component of other comprehensive income (loss) were as follows:

		Tax
	Before-Tax	(Provision)	After-Tax
	Amount	Benefit	Amount

	(In thousands)
2001
Foreign currency translation adjustments	$(20,976)	$—	$(20,976)
Unrealized gains on derivative instruments	1,407	—	1,407
Unrealized gains (losses) on securities:
Losses arising during the period	(3,709)	1,271	(2,438)
Reclassification adjustment	167	(58)	109

Net unrealized losses on securities	(3,542)	1,213	(2,329)

Other comprehensive income (loss)	$(23,111)	$1,213	$(21,898)

2000
Foreign currency translation adjustments	$(25,484)	$—	$(25,484)
Unrealized gains on securities:
Gains arising during the period	673	(192)	481
Reclassification adjustment	1	—	1

Net unrealized gains	674	(192)	482

Other comprehensive income (loss)	$(24,810)	$(192)	$(25,002)

1999
Foreign currency translation adjustments	$(17,804)	$—	$(17,804)
Unrealized gains on securities:
Gains arising during the period	143	(50)	93
Reclassification adjustment	(89)	31	(58)

Net unrealized gains	54	(19)	35

Other comprehensive income (loss)	$(17,750)	$(19)	$(17,769)

Note 20:	Financial Instruments

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company believes it had no significant concentrations of credit risk as of December 30, 2001.

      In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, generally have maturities that do not exceed 12 months, have no cash requirements until maturity and are recorded at fair value on the consolidated balance sheet. Credit risk and market risk are minimal as the foreign exchange instruments are contracted with major banking institutions. Gains and losses on the Company’s foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive income in the accompanying consolidated balance sheet. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Effectiveness of these cash flow hedges is measured utilizing the cumulative dollar offset method and is reviewed quarterly. For

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the year ended December 30, 2001, net losses from hedges reclassified from other comprehensive income to revenue and expense totaled $36,000. The notional amount of the outstanding foreign currency contracts was approximately $280 million as of December 30, 2001 and $190 million at December 31, 2000. At December 30, 2001, the approximate fair value for foreign currency derivative instruments designated as fair value hedges was $560,000 and at December 31, 2000 was not significant. The approximate fair value for foreign currency derivative instruments designated as cash flow hedges was $380,000 and is recorded in other current assets with the offset to other comprehensive income. This gain will be recognized in earnings over the next 12 months.

Note 21:	Leases

      The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for 2001, 2000 and 1999 amounted to $19.6 million, $17.2 million and $18.1 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $20.0 million in 2002, $17.4 million in 2003, $15.4 million in 2004, $12.1 million in 2005, $12.8 million in 2006 and $115.0 million after 2006.

      Rental expenses charged to discontinued operations for 2001, 2000 and 1999 amounted to $3.4 million, $1.8 million and $1.1 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $4.8 million in 2002, $4.1 million in 2003, $3.6 million in 2004, $3.5 million in 2005, $2.4 million in 2006 and $22.3 million after 2006.

Note 22:	Industry Segment and Geographic Area Information

      In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changed the way the Company reports information about its operating segments. The Company’s businesses are reported as three reportable segments which reflect the Company’s management and structure under three strategic business units (“SBUs”). The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant.

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

Analytical Instruments: Products and services for measurement and testing applications, including analytical instruments for the pharmaceutical, food and beverage, environmental, chemical and plastics industries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sales and operating profit by segment for the three years ended December 30, 2001 are shown in the table below:

	2001	2000	1999

	(In thousands)
Life Sciences
Sales	$346,109	$221,401	$158,009
Operating (loss) profit	(45,957)	(3,636)	15,768
Optoelectronics
Sales	415,745	496,851	447,681
Operating profit	45,776	96,931	40,317
Analytical Instruments
Sales	568,200	617,280	445,145
Operating profit (loss)	78,420	56,897	(21,400)
Other
Sales	—	—	—
Operating (loss)	(14,290)	(17,523)	(8,181)
Continuing Operations
Sales	$1,330,054	$1,335,532	$1,050,835
Operating profit	$63,949	$132,669	$26,504

      The Company’s Technical Services segment, former Department of Energy segment, Detection and Security Systems business (formerly included in the Analytical Instruments segment) and Fluid Sciences segment are presented as discontinued operations and, therefore, are not included in the preceding table.

      Additional information relating to the Company’s operating segments is as follows:

	Depreciation and
	Amortization Expense			Capital Expenditures

	2001	2000	1999	2001	2000	1999

	(In thousands)
Life Sciences	$34,885	$17,719	$6,189	$17,691	$16,239	$7,465
Optoelectronics	26,245	25,967	34,430	31,433	34,242	21,155
Instruments	17,952	21,172	17,019	32,295	3,881	4,818
Other	1,415	859	1,111	7,280	956	1,402

Continuing operations	$80,497	$65,717	$58,749	88,699	$55,318	$34,840

Discontinued operations	$13,710	$13,431	$8,207	$13,017	$15,280	$7,593

	Total Assets

	2001	2000

	(In thousands)
Life Sciences	$1,051,667	$600,168
Optoelectronics	504,670	512,395
Instruments	590,452	720,195
Other (including net assets of discontinued operations)	772,340	355,575

	$2,919,129	$2,188,333

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following geographic area information for continuing operations includes sales based on location of external customer and net property, plant and equipment based on physical location:

	Sales

	2001	2000	1999

	(In thousands)
U.S.	$581,121	$551,264	$453,497
United Kingdom	85,990	86,081	48,067
Germany	86,192	92,926	90,604
Japan	83,778	75,986	71,685
France	45,123	41,097	26,739
Italy	49,068	50,228	49,496
Other non-U.S.	398,782	437,950	310,747

	$1,330,054	$1,335,532	$1,050,835

	Net Property,
	Plant and Equipment

	2001	2000

	(In thousands)
U.S.	$151,536	$126,414
Canada	33,876	19,051
Singapore	15,600	12,002
United Kingdom	14,498	12,376
Germany	9,108	14,137
Finland	6,953	26,356
Other non-U.S.	29,961	26,430

	$261,532	$236,766

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23:	Quarterly Financial Information (Unaudited)

      Selected quarterly financial information follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands except per share data)
2001
Sales	$334,899	$331,806	$302,131	$361,218	$1,330,054
Operating income (loss) from continuing operations	32,651	35,451	33,300	(37,453)	63,949
Income (loss) from continuing operations before income taxes	20,772	28,252	28,910	(43,780)	34,154
Income (loss) from continuing operations	13,028	19,955	21,611	(55,215)	(620)
Net income (loss)	23,496	29,409	31,219	(49,619)	34,505
Basic earnings (loss) per share:
Continuing operations	0.13	0.20	0.21	(0.49)	(0.01)
Net income (loss)	0.23	0.29	0.31	(0.44)	0.33
Diluted earnings (loss) per share:
Continuing operations	0.13	0.19	0.21	(0.49)	(0.01)
Net income (loss)	0.23	0.28	0.30	(0.44)	0.33
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28
Market price of common stock:
High	52.31	38.27	34.06	35.95	52.31
Low	21.50	21.28	24.90	25.27	21.28
Close	26.23	27.53	26.24	35.74	35.74
2000
Sales	$311,752	$309,169	$340,140	$374,471	$1,335,532
Operating income from continuing operations	31,373	36,973	9,005	55,318	132,669
Income (loss) from continuing operations before income taxes	25,141	30,811	(2,552)	45,577	98,977
Income (loss) from continuing operations	17,396	22,654	(10,275)	29,503	59,278
Net income	16,243	35,573	2,080	36,624	90,520
Basic earnings (loss) per share:
Continuing operations	0.18	0.23	(0.10)	0.30	0.60
Net income	0.17	0.36	0.02	0.37	0.92
Diluted earnings (loss) per share:
Continuing operations	0.17	0.22	(0.10)	0.28	0.58
Net income	0.16	0.35	0.02	0.35	0.89
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28
Market price of common stock:
High	39.63	34.38	53.50	59.57	59.57
Low	19.53	25.00	31.07	44.53	19.53
Close	33.25	33.07	52.19	52.50	52.50

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of PerkinElmer, Inc.:

      We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. (a Massachusetts corporation) and subsidiaries as of December 30, 2001 and December 31, 2000 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 30, 2001, December 31, 2000 and January 2, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for the years ended December 30, 2001, December 31, 2000 and January 2, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Boston, Massachusetts

January 24, 2002 (except with respect to matters discussed in Note 14 for which the date is March 1, 2002)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      a) DIRECTORS

      The information required by this Item with respect to Directors is incorporated herein by reference to the Company’s 2002 Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2002 (the “2002 Proxy Statement”) under the captions “Election of Directors” and “Information Relative to the Board of Directors and Certain of its Committees.”

      b) EXECUTIVE OFFICERS

      The information required by this item with respect to Executive Officers is contained in Part I of this Report.

ITEM 11.     EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the information under the captions “Director Compensation,” “Executive Compensation,” “Board Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” in the 2002 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item is incorporated herein by reference to the information under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the 2002 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the information under the caption “Certain Transactions” in the 2002 Proxy Statement.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

      1.  FINANCIAL STATEMENTS

         Included in Part II, Item 8:

                Consolidated Income Statements for the Three Years Ended December 30, 2001

                Consolidated Balance Sheets at December 30, 2001

                Consolidated Statements of Stockholders’ Equity for the Three Years Ended

December 30, 2001

                Consolidated Statements of Cash Flows for the Three Years Ended December 30, 2001

                Notes to Consolidated Financial Statements

                Report of Independent Public Accountants

      2.  FINANCIAL STATEMENT SCHEDULES

Report of Independent Public Accountants on Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

      Financial statement schedules, other than those above, are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

      Separate financial statements of subsidiaries of the Registrant are omitted since it is primarily an operating company, and since all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed five percent of total consolidated assets.

      3.  EXHIBITS

3.1	The Company’s Restated Articles of Organization were filed with the Commission on August 15, 2001 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and are herein incorporated by reference.
3.2	The Company’s By-Laws as amended and restated by the Board of Directors on April 27, 1999 were filed with the Commission on March 28, 2000 as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000 and are herein incorporated by reference.
4.1	Specimen Certificate of the Company’s Common Stock, $1 par value, was filed with the Commission on August 15, 2001 as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q and is incorporated herein by reference.
4.2	Form of Indenture dated June 28, 1995 between the Company and the First National Bank of Boston, as Trustee, was filed with the Commission as Exhibit 4.1 to EG&G’s Registration Statement on Form S-3, File No. 33-59675 and is herein incorporated by reference.
4.3	Form of Senior Indenture, dated August 7, 2000, between the Company and Bank One Trust Company, N.A., as Trustee, was filed with the Commission as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-71069, and is incorporated herein by reference.
4.4	Form of Supplemental Indenture, dated August 7, 2000, between the Company and Bank One Trust Company, N.A., as Trustee, was filed with the Commission on August 4, 2000 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
4.5	Amended and Restated Rights Agreement dated as of January 30, 2001 between the Company and Mellon Investor Services LLC, as Rights Agent, was filed with the Commission on March 26, 2001 as Exhibit 4.5 to the Company’s Annual Report on Form 10-K and is herein incorporated by reference.

*10.1		The Company’s Supplemental Executive Retirement Plan revised as of April 19, 1995 was filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and is herein incorporated by reference.
*10.2		The Company’s 1999 INCENTIVE PLAN was filed with the Commission on April 2, 1999 as Exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A and is herein incorporated by reference.
10.3		$100,000,000 Competitive Advance and Revolving Credit Facility Agreement (referred to as the “Credit Agreement”) dated as of March 2, 2001 among the Company, the Lenders Named Herein and The Chase Manhattan Bank as Administrative Agent, was filed with the Commission on March 26, 2001 as Exhibit 10.3 to the Company’s Annual Report on Form 10-K and is incorporated herein by reference.
10.4		$270,000,000 364-Day Amended and Restated Competitive Advance and Revolving Credit Facility Agreement dated as of March 1, 2002 among the Company, the Lenders Named Herein and JP Morgan Chase Bank as Administrative Agent is attached hereto as Exhibit 10.4.
*10.5		Employment Contracts:
(1) Employment contract between Gregory L. Summe and the Company dated January 8, 1998, as amended by an amendment dated November 5, 1999, was filed as Exhibit 10.5 (a) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000 and is herein incorporated by reference. Said contract was further amended by a Second Amendment dated March 3, 2000 which was filed with the Commission on March 26, 2001 as Exhibit 10.5(a) to the Company’s Annual Report on Form 10-K and is incorporated herein by reference.
(2) Employment contract between Robert F. Friel and the Company dated November 18, 1999 was filed with the Commission on March 26, 2001 as Exhibit 10.5(b) to the Company’s Annual Report on Form 10-K and is incorporated herein by reference.
(3) Employment contract between Terrance L. Carlson and the Company dated June 1, 1999.
(4) Employment contract between Richard F. Walsh and the Company dated July 29, 1999.
(5) Employment contract between John J. Engel and the Company dated December 1, 1999.
(6) Employment contract between Stephen P. DeFalco and the Company dated October 23, 2000.
Except for the name of the officer in the employment contracts identified by numbers 2 through and including 6 the form of said employment contracts is identical in all material respects. The employment contract between Robert F. Friel and the Company is representative of the employment contracts of the executive officers listed in numbers 2 through and including 6 and was filed with the Commission on March 26, 2001 as Exhibit 10.5(b) to the Company’s Annual Report on Form 10-K and is incorporated herein by reference.
*10.6		The Company’s 1982 INCENTIVE STOCK OPTION PLAN was filed as Exhibit 4(v) to the Company’s Registration Statement on Form S-8, File No. 33-36082 and is herein incorporated by reference.
*10.7		The Company’s 1992 STOCK OPTION PLAN was filed as Exhibit 4(vi) to EG&G’s Registration Statement on Form S-8, File No. 333-32059 and is herein incorporated by reference.
*10.8		The Company’s 1998 EMPLOYEE STOCK PURCHASE PLAN was filed with the Commission on March 30, 1999 as Exhibit 10.8 to the Company’s Annual Report on Form 10-K and is herein incorporated by reference.
*10.9		Form of Multi-Year Stock Option Grant given to each of Messrs. Summe, Friel, Walsh and Carlson on April 25, 2001 is attached hereto as Exhibit 10.9.
*10.1	0	Form of Multi-Year Stock Option Grant given to Mr. Engel on April 25, 2001 is attached hereto as Exhibit 10.10.
*10.1	1	The Company’s 2001 Incentive Plan was filed with the Commission on March 12, 2001 as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A and is herein incorporated by reference.
10.1	2	Receivables Sale Agreement dated as December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation is attached hereto as Exhibit 10.12.
10.1	3	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer, is attached hereto as Exhibit 10.13.

21	Subsidiaries of the Registrant is attached hereto as Exhibit 21.
23	Consent of Independent Public Accountants (appears on signature page).
24	Power of Attorney (appears on signature page).
99	Letter of Robert F. Friel dated March 27, 2002 regarding representations of independent auditor is attached hereto as Exhibit 99.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

(b) REPORTS ON FORM 8-K

      On October 26, 2001, a Current Report was filed with the Commission for the purpose of providing updated financial information giving effect to certain 2001 events.

      On November 13, 2001, a Current Report was filed with the Commission for the purpose of reporting that in 2001, the Board of Directors approved a plan to dispose of the Fluid Sciences segment and to account for the segment as a discontinued operation in the Company’s consolidated financial statements.

      On November 16, 2001, a Current Report was filed with the Commission for the purpose of reporting the completion of the Company’s acquisition of Packard BioScience Company.

      On December 10, 2001, an Amendment No. 1 to Current Report was filed with the Commission for the purpose of providing historical and pro forma financial information with respect to the Company’s acquisition of Packard BioScience Company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON SCHEDULES

To PerkinElmer, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in PerkinElmer, Inc.’s Form 10-K and have issued our report thereon dated January 24, 2002 (except with respect to matters discussed in Note 14 for which the date is March 1, 2002). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Arthur Andersen LLP
Boston, Massachusetts
January 24, 2002

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 30, 2001
(In thousands)

	Balance at						Balance
	Beginning of			Charges/			at End
Description	Year	Provisions		Writeoffs	Other		of Year

Reserve for Doubtful Accounts
Year Ended January 2, 2000	3,483	1,891		(1,035)	7,339	(a)	11,678
Year Ended December 31, 2000	11,678	5,164		(2,824)	(759	)(b)	13,259
Year Ended December 30, 2001	13,259	1,230		(1,785)	439	(c)	13,143

Accrued Restructuring Costs
Year Ended January 2, 2000	20,100	14,677	(e)	(26,813)	28,195	(d)	36,159
Year Ended December 31, 2000	36,159	3,900	(g)	(20,600)	27,985	(f)	47,444
Year Ended December 30, 2001	47,444	9,500	(i)	(40,161)	33,000	(h)	49,783

(a)	Includes reserve for doubtful accounts of $6,500 related to AI acquired in 1999.

(b)	Includes reserve for doubtful accounts of $1,888 related to NEN acquired in 2000.

(c)	Included reserve for doubtful accounts of $368 related to Packard acquisition.

(d)	Represents accrued restructuring costs of $28,195 related to AI acquired in 1999.

(e)	Includes a $18,000 restructuring charge related to the 1999 plan and an $3,300 reversal related to the 1998 plan.

(f)	Includes approximately $24 million, net and $4 million related to the acquisitions of AI and NEN, respectively.

(g)	Includes $15.1 million related to the 2000 plan and net reversals related to the 1998 and 1999 plans totaling $11.2 million.

(h)	Includes approximately $33 million related to the acquisition of Packard during 2001.

(i)	Includes a $10 million restructuring charge related to the 2001 plan and a $0.5 million reversal related to the 2000 plan.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

      As independent public accountants, we hereby consent to the incorporation by reference of our reports dated January 24, 2002 (except with respect to matters discussed in Note 14 for which the date is March 1, 2002), included in this Form 10-K, into Registration Statements previously filed by PerkinElmer, Inc. on, respectively, Form S-8, File No. 2-98168; Form S-8, File No. 33-36082; Form S-8, File No. 33-35379; Form S-8, File No. 33-49898; Form S-8, File No. 33-57606; Form S-8, File No. 33-54785; Form S-8, File No. 33-62805; Form S-8, File No. 333-8811; Form S-8, File No. 333-32059; Form S-8, File No. 333-32463; Form S-3, File No. 33-59675; Form S-8, File No. 333-50953; Form S-8, File No. 333-56921; Form S-8, File No. 333-58517; Form S-8, File No. 333-61615; Form S-8, File No. 333-65367; Form S-8, File No. 333-69115; Form S-8, File No. 333-70977; Form S-3, File No. 333-71069; Form S-8, File No. 333-81759; Form S-4, File No. 333-91535; Form S-8, File No. 333-30150; Form S-3, File No. 333-59446; Form S-8, File No. 333-61938; Form S-3, File No. 333-66686 and Form S-8, File No. 333-73350.

/s/ ARTHUR ANDERSEN LLP

Arthur Andersen LLP
Boston, Massachusetts
March 27, 2002

POWER OF ATTORNEY

      We, the undersigned officers and directors of PerkinElmer, Inc., hereby severally constitute Gregory L. Summe and Terrance L. Carlson, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names, in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our name and behalf in our capacities as officers and directors to enable PerkinElmer, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby rectifying and confirming signed by our said attorneys, and any and all amendments thereto.

      Witness our hands on the date set forth below.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PerkinElmer, Inc.

Signature	Title	Date

By: /s/ GREGORY L. SUMME Gregory L. Summe	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 27, 2002
By: /s/ ROBERT F. FRIEL Robert F. Friel	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

By: /s/ TAMARA J. ERICKSON Tamara J. Erickson	Director	March 27, 2002
By: /s/ KENT F. HANSEN Kent F. Hansen	Director	March 27, 2002
By: /s/ JOHN F. KEANE John F. Keane	Director	March 27, 2002
By: /s/ NICHOLAS A. LOPARDO Nicholas A. Lopardo	Director	March 27, 2002
By: Alexis P. Michas	Director	March 27, 2002
By: /s/ MICHAEL C. RUETTGERS Michael C. Ruettgers	Director	March 27, 2002
By: /s/ DR. VICKI L. SATO Dr. Vicki L. Sato	Director	March 27, 2002
By: /s/ GABRIEL SCHMERGEL Gabriel Schmergel	Director	March 27, 2002
By: Kenton J. Sicchitauo	Director	March 27, 2002
By: /s/ GREGORY L. SUMME Gregory L. Summe	Director	March 27, 2002
By: /s/ G. ROBERT TOD G. Robert Tod	Director	March 27, 2002

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	The Company’s Restated Articles of Organization were filed with the Commission on
August 15, 2001 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and are herein incorporated by reference.
3.2	The Company’s By-Laws as amended and restated by the Board of Directors on April 27, 1999 were filed with the Commission on March 28, 2000 as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000 and are herein incorporated by reference.
4.1	Specimen Certificate of the Company’s Common Stock, $1 par value, was filed with the Commission on August 15, 2001 as Exhibit 4.1 to the Company’s Quarterly Report on
Form 10-Q and is herein incorporated by reference.
4.2	Form of Indenture dated June 28,1995 between the Company and the First National Bank of Boston, as Trustee, was filed with the Commission as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 33-59675 and is herein incorporated by reference.
4.3	Form of Senior Indenture, dated August 7, 2000, between the Company and Bank One Trust Company, N.A., as Trustee, was filed with the Commission as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-71069, and is incorporated herein by reference.
4.4	Form of Supplemental Indenture, dated August 7, 2000, between the Company and Bank One Trust Company, N.A., as Trustee, was filed with the Commission on August 4, 2000 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
4.5	Amended and Restated Rights Agreement dated as of January 30, 2001 between the Company and Mellon Investor Services LLC, as Rights Agent, was filed with the Commission on
March 26, 2001 as Exhibit 4.5 to the Company’s Annual Report on Form 10-K and is herein incorporated by reference.
10.1	The Company’s Supplemental Executive Retirement Plan revised as of April 19, 1995 was filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and is herein incorporated by reference.
10.2	The Company’s 1999 INCENTIVE PLAN was filed with the Commission on April 2, 1999 as Exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A and is herein incorporated by reference.
10.3	$100,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of March 2, 2001 among the Company, the Lenders Named Herein and The Chase Manhattan Bank as Administrative Agent was filed with the Commission on March 26, 2001 as Exhibit 10.3 to the Company’s Annual Report on Form 10-K and is herein incorporated by reference.
10.4	$270,000,000 364-Day Amended and Restated Competitive Advance and Revolving Credit Facility Agreement dated as of March 1, 2002 among the Company, the Lenders Named Herein and JP Morgan Chase Bank as Administrative Agent, is attached hereto as Exhibit 10.4.
10.5(a)	Employment Contract between the Company and Gregory L. Summe dated January 8, 1998, as amended by an amendment dated November 5, 1999, was filed with the Commission on March 28, 2000 as Exhibit 10.5(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000 and is herein incorporated by reference. Said contract was further amended by a Second Amendment dated March 3, 2001 which was filed with the Commission on March 26, 2001 as Exhibit 10.5(a) to the Company’s Annual Report on Form 10-K and is herein incorporated by reference.
10.5(b)	Employment Contract between the Company and Robert F. Friel dated November 18, 1999 was filed with the Commission on March 26, 2001 as Exhibit 10.5(b) to the Company’s Annual Report on Form 10-K and is herein incorporated by reference.
10.6	The Company’s 1982 INCENTIVE STOCK OPTION PLAN was filed as Exhibit 4(v) to the Company’s Registration Statement on Form S-8, File No. 33-36082 and is herein incorporated by reference.
10.7	The Company’s 1992 STOCK OPTION PLAN was filed as Exhibit 4(vi) to the Company’s Registration Statement on Form S-8, File No. 333-32059 and is herein incorporated by reference.

Exhibit
Number	Exhibit Name

10.8	The Company’s 1998 EMPLOYEE STOCK PURCHASE PLAN was filed with the Commission on March 30, 1999 as Exhibit 10.8 to the Company’s Annual Report on Form 10-K and is herein incorporated by reference.
10.9	Form of Multi-Year Stock Option Grant given to each of Messrs. Summe, Friel, Walsh and Carlson on April 25, 2001 is attached hereto as Exhibit 10.9.
10.10	Form of Multi-Year Stock Option Grant given to Mr. Engel on April 25, 2001 is attached hereto as Exhibit 10.10.
10.11	The Company’s 2001 Incentive Plan was filed with the Commission on March 12, 2001 as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A and is herein incorporated by reference.
10.12	Receivables Sale Agreement dated as December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation is attached hereto as Exhibit 10.12.
10.13	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer, is attached hereto on Exhibit 10.13.
21	Subsidiaries of the Registrant is attached hereto as Exhibit 21.
23	Consent of Independent Public Accountants (appears on signature page).
24	Power of Attorney (appears on signature page).
99	Letter of Robert F. Friel dated March 27, 2002 regarding representations of independent auditor is attached hereto as Exhibit 99.