Form 10-Q
period 2002-03-31
PERKINELMER INC
filed 2002-05-15
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

☑ Yes          ☐ No

      Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 8, 2002

Common Stock, $1 par value	125,721,247 (Excluding treasury shares)

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Three Months Ended

	March 31,	April 1,
	2002	2001

	(In thousands except
	per share data)
	(Unaudited)
Sales	$305,078	$334,899
Cost of sales	197,584	184,724
Revaluation of acquired inventory	1,500	—
Research and development expenses	22,264	21,230
Selling, general and administrative expenses	109,399	98,073
Gains on dispositions and restructuring charges, net	5,484	(1,779)

Operating (loss) income from continuing operations	(31,153)	32,651
Other expense, net	(8,347)	(11,879)

(Loss) income from continuing operations before income taxes	(39,500)	20,772
(Benefit) provision for income taxes	(10,216)	7,744

(Loss) income from continuing operations before extraordinary item	(29,284)	13,028
Extraordinary item, net of income taxes	(3,600)	—

(Loss) income from continuing operations	(32,884)	13,028
Income from discontinued operations, net of income taxes	3,324	10,468

Net (loss) income	$(29,560)	$23,496

Basic (loss) earnings per share:
Continuing operations before extraordinary item	$(0.23)	$0.13
Extraordinary item, net of income taxes	(0.03)	—
Discontinued operations	0.03	0.10

Net (loss) income	$(0.24)	$0.23

Diluted (loss) earnings per share:
Continuing operations before extraordinary item	$(0.23)	$0.13
Extraordinary item, net of income taxes	(0.03)	—
Discontinued operations	0.03	0.10

Net (loss) income	$(0.24)	$0.23

Weighted average shares of common stock outstanding:
Basic	124,864	100,154
Diluted	124,864	104,100
Cash dividends per common share	$0.07	$0.07

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 30,
	2002	2001

	(Unaudited)

	(In thousands except
	share and per share data)
Current assets:
Cash and cash equivalents	$170,441	$138,250
Accounts receivable	277,348	297,362
Inventories	219,102	242,471
Other current assets	171,019	148,821
Net assets of discontinued operations	172,997	170,535

Total current assets	1,010,907	997,439

Property, plant and equipment:
At cost	430,056	427,771
Accumulated depreciation	(175,527)	(166,239)

Net property, plant and equipment	254,529	261,532
Investments	27,560	29,613
Intangible assets	1,517,894	1,530,608
Other assets	83,504	99,937

Total assets	$2,894,394	$2,919,129

Current liabilities:
Short-term debt	$221,640	$125,741
Accounts payable	119,966	143,357
Accrued restructuring costs	37,961	49,783
Accrued expenses	336,357	389,329

Total current liabilities	715,924	708,210

Long-term debt	602,288	598,125
Long-term liabilities	253,386	249,237
Contingencies
Stockholders’ equity:
Preferred stock — $1 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value, authorized 300,000,000 shares; issued 145,101,000 shares at March 31, 2002 and December 30, 2001.	145,101	145,101
Capital in excess of par value	644,584	641,164
Retained earnings	803,669	842,004
Accumulated other comprehensive loss	(65,288)	(60,940)
Cost of shares held in treasury — 20,710,000 shares at March 31, 2002 and 20,913,000 shares at December 30, 2001.	(205,270)	(203,772)

Total stockholders’ equity	1,322,796	1,363,557

Total liabilities and stockholders’ equity	$2,894,394	$2,919,129

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 31,	April 1,
	2002	2001

	(In thousands)

	(Unaudited)
Operating activities:
Net (loss) income	$(29,560)	$23,496
Less net income from discontinued operations	3,324	10,468

(Loss) income from continuing operations	(32,884)	13,028
Adjustments to reconcile net (loss) income from continuing operations to net cash used in continuing operations:
Revaluation of acquired inventory	1,500	—
Non cash portion of restructuring	(416)	(1,800)
Amortization of debt discount and issuance costs	5,216	5,072
Depreciation and amortization	17,598	19,014
Gains on dispositions and sales of investments, net	(5,073)	(1,807)
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable	19,360	5,911
Inventories	20,788	(19,378)
Accounts payable and accrued expenses	(37,381)	(12,153)
Accrued restructuring costs	(22,106)	(7,772)
Other assets and liabilities	(4,284)	(2,514)

Net cash used in operating activities from continuing operations	(37,682)	(2,399)
Net cash provided by operating activities from discontinued operations	6,594	12,152

Net cash (used in) provided by operating activities	(31,088)	9,753
Investing activities:
Capital expenditures	(14,592)	(13,319)
Proceeds from dispositions of businesses and property, plant and equipment, net	17,058	1,410
Cost of acquisitions, net of cash acquired	(17,480)	—
Proceeds from sale of (cost of) investments	1,709	(6,942)

Net cash used in investing activities from continuing operations	(13,305)	(18,851)
Net cash used in investing activities from discontinued operations	(5,503)	(16,187)

Net cash used in investing activities	(18,808)	(35,038)
Financing activities:
Increase in commercial paper borrowings	219,000	43,000
Decrease in other debt	(4,996)	(2,999)
Prepayment of short-term debt	(123,683)	—
Proceeds from issuance of common stock	6,674	8,368
Purchases of common stock	(5,804)	(793)
Cash dividends	(8,793)	(7,015)

Net cash provided by financing activities	82,398	40,561

Effect of exchange rate changes on cash and cash equivalents	(311)	(4,169)

Net increase in cash and cash equivalents	32,191	11,107
Cash and cash equivalents at beginning of period	138,250	125,551

Cash and cash equivalents at end of period	$170,441	$136,658

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

      The consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report for the fiscal year ended December 30, 2001, filed on Form 10-K with the SEC (the “2001 Form 10-K”). The balance sheet amounts at December 30, 2001 in this report were extracted from the Company’s audited 2001 financial statements included in the 2001 Form 10-K. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the entire fiscal year.

(2) Acquisitions

      On November 13, 2001, the Company completed the acquisition of Packard BioScience Company (Packard) for consideration of approximately $762 million in the form of approximately 22 million of the Company’s common shares and the assumption of $118 million in debt which was subsequently redeemed in March 2002 resulting in an extraordinary loss of $3.6 million, net of income taxes (Note 9). Packard is a global developer, manufacturer and marketer of instruments and related consumables and services for use in drug discovery and other life sciences research and generated sales of approximately $165 million for its fiscal year ended December 31, 2000.

      Packard’s operations, assumed as of the date of acquisition, are reported within the results from operations of the Life Sciences segment. The acquisition was accounted for as a purchase in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, (“SFAS No. 141”) and the Company has accordingly allocated the purchase price of Packard based upon the fair values of the net assets acquired and liabilities assumed. Portions of the net assets acquired and liabilities assumed were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included $69.0 million in acquired in-process research and development for projects that had not yet reached technological feasibility as of the acquisition date and for which no future alternative use existed. These costs were expensed during the fourth quarter of 2001. Other acquired intangible assets valued at $237.3 million included the fair value of trade names, trademarks, patents and developed technology. Of this amount, $76.5 million has been ascribed to trade names and trademarks for which an indefinite life has been assigned. The Packard acquisition also resulted in goodwill of $438.6 million. Indefinite lived intangibles and goodwill are not being amortized in accordance with SFAS No. 141, effective for all business combinations completed subsequent to July 1, 2001.

      Unaudited pro forma operating results for the Company for continuing operations for the three months ended April 1, 2001, assuming the Packard acquisition was completed as of January 1, 2001, would be as follows: sales of $386.4 million; net income of $11.5 million; basic and diluted earnings of $0.09 per share.

      The unaudited pro forma financial information is provided for informational purposes only. It is not necessarily indicative of the Company’s operating results that would have occurred had the acquisition been consummated on the date for which the consummation of the acquisition is being given effect, nor is it

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

necessarily indicative of the Company’s future operating results. The unaudited pro forma financial information does not give effect to acquisitions other than Packard, does not adjust for businesses divested and does not adjust for foreign exchange. The pro forma amounts exclude acquisition related charges of $69.0 million for purchased in-process research and development related to Packard.

(3) Restructuring Charges

      Consistent with the strategic direction of the Company and concurrent with the reevaluation of existing restructuring plans at the time, the Company recorded a pre-tax restructuring charge of $10.7 million during the first quarter of 2002 (the “2002 plan”). The principal actions within the 2002 plan related to a workforce reduction and overhead reductions resulting from continued reorganization activities within these businesses, including the closure of certain manufacturing facilities.

      The following table summarizes the charges related to the 2002 plan:

	Employee	Disposal of Certain	Termination of
	Separation	Product Lines and	Leases and Other
	Costs	Assets	Contractual Obligations	Total
(In millions)
2002 Plan:
Life Sciences	$3.7	$0.2	$0.1	$4.0
Optoelectronics	3.3	1.9	—	5.2
Analytical Instruments	1.3	—	0.2	1.5

Total restructuring charges	8.3	2.1	0.3	10.7
Amounts incurred during Q1 2002	(5.7)	(0.4)	(0.3)	(6.4)

Accrued restructuring costs at March 31, 2002	$2.6	$1.7	$—	$4.3

      The Company recorded a pre-tax restructuring charge of $9.2 million during the fourth quarter of 2001 as a result of the continued efforts to restructure certain businesses to further improve performance. The principal actions in the restructuring plans related to employee separation costs associated with the consolidation of certain European general and managerial functions within both Life Sciences and Analytical Instruments segments, as well as costs associated with the closure of certain facilities and the disposal of related assets. Details of this plan are discussed more fully in the Company’s 2001 Form 10-K.

      The following table summarizes the restructuring activity during the first quarter of 2002 related to the 2001 plan:

Three Months Ended
March 31, 2002

(In millions)
Accrued restructuring costs at beginning of period	$7.6
Charges	(1.7)

Accrued restructuring costs at March 31, 2002	$5.9

      As part of the Packard acquisition, the Company recorded approximately $33.0 million in integration charges as detailed in the Company’s 2001 Form 10-K. The integration plans include initiatives to integrate the operations of Packard and the Company and are principally comprised of amounts related to employee separation costs and the termination of leases and other contractual obligations.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring activity during the first quarter of 2002 related to the Packard plan:

Three Months Ended
March 31, 2002

(In millions)
Accrued restructuring costs at beginning of period	$33.0
Charges	(5.2)

Accrued restructuring costs at March 31, 2002	$27.8

      As part of the Analytical Instruments acquisition, the Company recorded approximately $52 million in integration charges. This plan primarily included actions to integrate the operations of the acquired business and improve their cost structure through consolidation or shutdown of certain facilities, workforce and overhead reductions and the termination of certain leases and other contractual obligations.

      The following table summarizes the restructuring activity during the first quarter of 2002 related to the AI acquisition:

Three Months Ended
March 31, 2002

(In millions)
Accrued restructuring costs at beginning of period	$9.2
Charges	(9.2)

Accrued restructuring costs at March 31, 2002	$—

      Cash outlays during the three months ended March 31, 2002 were approximately $22.1 million for all of these plans. The majority of the actions remaining at March 31, 2002 are expected to occur in fiscal 2002.

(4) Gains on Dispositions

      During the first quarter of 2002, the Company sold three buildings which resulted in a net gain of $4.4 million on proceeds received of approximately $19.5 million. Additionally, the Company recognized $0.8 million in gains from the sale of its Instruments for Research and Applied Science business which were previously deferred from the sale of this business during the fourth quarter of 2001. Gains on dispositions recognized during the first quarter of 2001 included $1.0 million and $0.8 million in gains previously deferred from the sale of the Rotron and IC Sensors businesses, respectively.

(5) Inventories

      Inventories consisted of the following:

	March 31,	December 30,
	2002	2001

	(In thousands)
Raw materials	$78,198	$66,793
Work in progress	47,358	59,160
Finished goods	93,546	116,518

	$219,102	$242,471

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Comprehensive (Loss) Income

      Comprehensive (loss) income consisted of the following:

	Three Months Ended

	March 31,	April 1,
	2002	2001

	(In thousands)
Net (loss) income	$(29,560)	$23,496
Other comprehensive loss:
Gross foreign currency translation adjustments	(3,995)	(14,577)
Unrealized losses on derivatives, net of tax	(131)	—
Unrealized losses on securities, net of tax	(222)	(4,210)

	(4,348)	(18,787)

Comprehensive (loss) income	$(33,908)	$4,709

      The components of accumulated other comprehensive loss were as follows:

	March 31,	December 30,
	2002	2001

	(In thousands)
Foreign currency translation adjustments	$(64,916)	$(60,921)
Unrealized gains on derivative instruments	1,276	1,407
Unrealized losses on securities	(1,648)	(1,426)

Accumulated other comprehensive loss	$(65,288)	$(60,940)

(7) Industry Segment Information

      The Company’s continuing operations are classified into three reportable segments which reflect the Company’s management and structure under three strategic business units: Life Sciences, Optoelectronics and Analytical Instruments. The accounting policies of the reportable segments are the same as those described in Note 1 of the 2001 Form 10-K. The Company evaluates the performance of its reportable segments based on operating profit. Intersegment sales and transfers are not significant. Unaudited sales and operating profit information by segment for the first quarter of 2002 and 2001 are discussed in Item 2 of this Quarterly Report on Form 10-Q and are considered an integral part of this note.

(8) Discontinued Operations

      During October 2001, the Board of Directors approved a plan to sell the Fluid Sciences business unit. As such, the Company has accounted for this business as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations (“APB No. 30”) and, accordingly, the results of operations and related cash flows of the Fluid Sciences business unit have been segregated from continuing operations and reported as a separate line on the Company’s Consolidated Income Statements. The net assets of the Fluid Sciences business unit are reflected as Net Assets of Discontinued Operations in the accompanying Consolidated Balance Sheets.

      In July 2001, the Board of Directors approved a plan to sell the Security and Detection Systems business. The results of operations of the Security and Detection Systems business were previously reported as part of the Analytical Instruments segment. The Company has accounted for its Security and Detection Systems business as a discontinued operation in accordance with APB No. 30, and accordingly, the results of operations of this business have been segregated from continuing operations and reported as a separate line on

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s Consolidated Income Statements. The net assets of the Security and Detection Systems business are reflected as Net Assets of Discontinued Operations in the accompanying Consolidated Balance Sheets.

      Summary operating results of the Fluid Sciences business unit and the Security and Detection Systems business reported as a separate line on the Company’s Consolidated Income Statements were as follows:

	Three Months Ended

	March 31,	April 1,
	2002	2001

	(In thousands)
Sales	$125,896	$90,798
Costs and expenses	116,223	72,255

Operating income from discontinued operations	9,673	18,543
Other expense, net	(3,859)	(1,856)

Operating income from discontinued operations before income taxes	5,814	16,687
Provision for income taxes	2,490	6,219

Income from discontinued operations, net of taxes	$3,324	$10,468

(9) Extraordinary Item

      On March 1, 2002, the Company elected to redeem $118 million of senior subordinated ten-year notes issued in March 1997 at an interest rate of 9.375% which were assumed as part of the Packard acquisition (“the Packard Notes”). The Packard Notes were redeemed at a redemption price of 104.688% of the principal amount plus accrued interest. As a result, the Company recognized an extraordinary loss on the early retirement of debt of $3.6 million ($5.5 million net of tax benefit of $1.9 million) which reflects the call premium paid on the redemption. The redemption was funded through borrowings under the Company’s commercial paper program.

(10) Goodwill and Intangible Assets

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually at a minimum for potential impairment by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company has initially adopted SFAS No. 142 and ceased goodwill amortization during the quarter ended March 31, 2002. The Company’s transitional goodwill impairment test is expected to be completed by the end of the 2002 fiscal year, in accordance with the provisions of SFAS No. 142. For the quarter ended April 1, 2001, the Company’s goodwill amortization expense was $6.7 million on an after tax basis. Pro forma net income from continuing operations for the quarter ended April 1, 2001 would have been $19.7 million, excluding goodwill amortization expense after tax. Pro forma basic and diluted earnings per share for continuing operations for the quarter ended April 1, 2001 would have been $0.20 and $0.19, respectively.

(11) Recently Issued Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 15, 2002. The Company does not expect the application of SFAS No. 143 to have a material impact on its financial position or results of operations.

      In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for determining impairment of long-lived assets.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Acquisitions and Divestitures

      In November 2001, the Company completed the acquisition of Packard Bioscience Company (“Packard”) for consideration of approximately $762 million in the form of approximately 22 million common shares and the assumption of $118 million in debt. The acquisition extends the Company’s capabilities in automated liquid handling and sample preparation and strengthens the Company’s position as a global provider of comprehensive drug discovery solutions. Packard, a global developer, manufacturer and marketer of instruments, software and related consumables and services for use in drug discovery and other life sciences research, generated sales of approximately $165 million for its year ended December 31, 2000.

      In July 2001 and October 2001, respectively, the Board of Directors approved separate plans to sell the Security and Detection Systems business and Fluid Sciences business unit. Both businesses have appropriately been reflected as discontinued operations in the Company’s consolidated financial statements.

Discussion Of Consolidated Results Of Continuing Operations

      The table below presents Adjusted Net Income, which excludes goodwill and intangible amortization, the $23.5 million inventory adjustment within the Optoelectronics business in the first quarter of 2002 and the impact of nonrecurring items:

	Three Months Ended

	March 31,	April 1,
	2002	2001

	(In thousands)
Sales	$305,078	$334,899
Cost of sales	174,037	184,210
Research and development costs	22,264	21,230
Selling, general and administrative expenses	99,254	86,722

Adjusted operating income from continuing operations	9,523	42,737
Other expense, net	8,347	11,879

Adjusted income from continuing operations before income taxes	1,176	30,858
Provision for income taxes	353	9,120

Adjusted income from continuing operations, net of income tax	$823	$21,738

      The following table reconciles Adjusted Income from continuing operations to Net Income from continuing operations:

	Three Months Ended

	March 31,	April 1,
	2002	2001

	(In thousands)
Adjusted income from continuing operations before income taxes	$1,176	$30,858
Nonrecurring items:
Acquisition related charges	(1,500)	—
Gains on dispositions, net	5,216	1,779
Restructuring charges	(10,700)	—
Integration and reorganization-related charges	(3,242)	(2,447)

Net nonrecurring items	(10,226)	(668)
Inventory adjustments	(23,547)	—
Goodwill and intangibles amortization	(6,903)	(9,418)

(Loss) income from continuing operations before income taxes	(39,500)	20,772
(Benefit) provision for income taxes	(10,216)	7,744

Net (loss) income from continuing operations before extraordinary item	(29,284)	13,028
Extraordinary item, net of tax	(3,600)	—

Net (loss) income from continuing operations	$(32,884)	$13,028

      Note: References to reported results refer to US GAAP results whereas adjusted results reflect US GAAP results excluding the impact of goodwill and intangible amortization, the impact of nonrecurring items and, in the first quarter of 2002, a $23.5 million inventory adjustment within the Optoelectronics business.

     Sales

      Sales for the first quarter of 2002 were $305.1 million versus $334.9 million during the first quarter of 2001, representing a decrease of $29.8 million or 9%. Organic revenue, which the Company defines as growth in historical businesses plus growth in acquired businesses assuming they were owned in prior periods, adjusted for the effects of exited businesses and foreign exchange, was down 11% as compared to the first three months of 2001 due to declines in the Optoelectronics and Analytical Instruments segments and flat results from the Life Sciences segment.

     Cost of Sales and Revaluation of Acquired Inventory

      Reported cost of sales of $197.6 million for the first quarter of 2002 versus $184.7 million during the first quarter of 2001 represented an increase of $12.9 million or 7%. On a percentage-of-sales basis, cost of sales increased to 65% in the first quarter of 2002 from 55% during the first quarter 2001. The increase reflects the $23.5 million inventory adjustment within the Optoelectronics business, decreased production and lower capacity utilization as a result of lower sales volume leading to unabsorbed manufacturing overhead expenses during the quarter.

      Adjusted cost of sales, which excludes the impact of nonrecurring items and the cost of a $23.5 million inventory adjustment within the Optoelectronics business unit, was $174.0 million for the first quarter of 2002 versus $184.2 million for the same period of 2001, representing a decrease of $10.2 million or 6% which was driven by the decline in revenue. As a percentage of sales, adjusted cost of sales increased to 57% in the first three months of 2002 versus 55% in the same period in 2001. The increase on a percentage basis reflects lower production volumes and lower capacity utilization during the first quarter of 2002 versus the first quarter of 2001 as a result of declines in sales. Nonrecurring items for the first quarter of 2002 of $1.5 million related to the revaluation of acquired inventory resulting from the Packard acquisition. The results from the first quarter of 2001 included $0.5 million in nonrecurring charges within cost of sales related to production moves to lower cost geographies.

     Research and Development Charges

      Reported and adjusted research and development expenses increased to $22.3 million in the first quarter of 2002 from $21.2 million in the first quarter of 2001, an increase of $1.1 million or 5%. Research and development efforts during the first quarter of 2002 were mainly directed at product developments for the drug discovery tools, genetic disease screening, pharmaceutical and biomedical end-markets.

     Selling, General and Administrative Expenses

      Reported SG&A expenses for the first quarter of 2002 were $109.4 million versus $98.1 million for the first quarter of 2001, representing an increase of $11.3 million or 12%. The increase reflects the inclusion of SG&A associated with Packard operations which were in the process of being integrated during the quarter. Also reflected is the increased amortization expenses associated with the intangibles acquired as part of the Packard acquisition and the integration and reorganization related charges of $3.2 million noted below, which is offset by the discontinuance of goodwill amortization as a result of the previously discussed adoption of SFAS No. 142.

      Adjusted SG&A expenses, which exclude goodwill and intangibles amortization and the impact of nonrecurring items, were $99.3 million for the first quarter of 2002 versus $86.7 million for the same period in 2001, representing an increase of $12.6 million or 15%. As a percentage of sales, adjusted SG&A expenses were 33% in the first three months of 2002 versus 26% in the same period in 2001. The increase reflects decreased sales period over period without a corresponding decrease in SG&A, as well as the inclusion of SG&A associated with Packard operations which were in the process of being integrated during the quarter. Intangibles amortization increased to $6.9 million in the first three months of 2002 from $2.4 million in the first three months of 2001 as a result of the Packard acquisition. Goodwill amortization, which was discontinued at the beginning of 2002 as a result of the previously discussed adoption of SFAS No. 142, was $7.0 million for the first quarter of 2001. Nonrecurring charges in the first quarter of 2002 included integration and reorganization related charges of $3.2 million associated with the integration of Packard. Nonrecurring charges during the first quarter of 2001 were $2.0 million and related to integration and reorganization related charges associated with integration activity from the NEN acquisition, which occurred during 2000.

     Gains on dispositions and restructuring charges, net

      Gains on dispositions and restructuring charges, net during the first quarter of 2002 netted a charge of $5.5 million versus a gain of $1.8 million during the first quarter of 2001. The net charge during the first quarter of 2002 resulted from a $4.4 million gain from the sale of facilities and $0.8 million in gains previously deferred from the sale of the Instruments for Research and Applied Sciences business, offset by $10.7 million in restructuring charges during the quarter. The $1.8 million in gains in the first quarter of 2001 resulted from gains previously deferred from the dispositions of the IC Sensors and Rotron businesses. The resulting impact for both periods is considered nonrecurring in the Company’s presentation of Adjusted Net Income.

     Other Expense, net

      Other expense, net for the first three months of 2002 was $8.3 million versus $11.9 million in the same period of 2001, representing a decrease of $3.5 million or 30%. Other expense, net consisted principally of interest from debt associated with prior acquisitions. The decrease is primarily attributable to lower interest rates during the first quarter of 2002 compared to those in the first quarter of 2001.

     Benefit/ Provision for Income Taxes

      On a reported basis, the benefit for income taxes was $10.2 million for the first quarter of 2002 versus a provision of $7.7 million for the first quarter of 2001. The effective rate on a reported basis was 26% during the first quarter of 2002, versus 37% in the first quarter of 2001 due to reduced profitability, the changes in goodwill amortization treatment for book purposes under the recently adopted SFAS No. 142 and the impact of certain permanent book-tax differences.

      Provision for income taxes on Adjusted Net Income was $0.4 million for the first quarter of 2002 and $9.1 million for the first quarter of 2001. The effective rate on an adjusted basis was 30% for both the first quarter of 2002 and the first quarter of 2001.

Segment Results of Operations

      The Company’s continuing operations are reported as three segments, reflecting the Company’s management methodology and structure. The Company’s Security and Detection Systems business, previously part of the Company’s Analytical Instruments segment, and Fluid Sciences business have been classified as discontinued operations in accordance with Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions (“APB No. 30”). The accounting policies of the segments are the same as those described in the footnotes to the Company’s Annual Report on Form 10-K for the year ended December 30, 2001. The Company evaluates performance based on operating profit of the respective segments.

     Life Sciences

      Revenues for the first quarter of 2002 were $116.8 million versus $69.2 million for the first quarter of 2001, increasing 69% as a result of the inclusion of the Packard business during 2002. On an organic basis, revenues for the first quarter of 2002 were flat over that of the comparable period in prior year. This is the result of increased revenues from the genetic screening and consumables business being offset by declines in the sales of instruments reflecting lower spending on the part of U.S. pharmaceutical customers.

      The reported operating loss for the first quarter of 2002 was $1.4 million compared to a profit of $3.6 million for the first quarter of 2001. The operating loss in the first quarter of 2002 in comparison to the operating profit during the first quarter of 2001 is due to the $1.5 million charge associated with the write-up of Packard inventory amortized during the quarter, as well as $7.2 million in other nonrecurring charges discussed below offset in part by the inclusion of operating profit results associated with Packard during the first quarter of 2002.

      Adjusted operating profit before net nonrecurring items and intangibles amortization for the first quarter of 2002 was $12.8 million versus $10.5 million for the first quarter of 2001, an increase of 22%. The increase for the first quarter of 2002 over that of the first quarter of 2001 principally was a result of the inclusion of Packard, which was acquired during the fourth quarter of 2001. As a percentage of sales, adjusted operating profit decreased to 11% during the first quarter of 2002 from 15% in the first quarter of 2001, reflecting weakness in sales of high-end instrumentation to pharmaceutical customers. Intangible amortization during the first quarter of 2002 totaled $5.5 million, driven in part by the inclusion of intangible assets assumed as part of the Packard acquisition. For the first quarter of 2001, the amortization of intangible assets totaled $0.5 million and goodwill amortization totaled $4.5 million. Pursuant to the adoption of SFAS No. 142, the amortization of goodwill ceased at the beginning of 2002. Nonrecurring charges for the first quarter of 2002 totaled $8.7 million and included $4.0 million in restructuring charges, $3.2 million in integration and reorganization-related charges associated with the integration of Packard and the $1.5 million Packard inventory write-up discussed above. For the first quarter of 2001, nonrecurring charges totaled $1.9 million for integration-related expenditures associated with the integration of NEN.

     Optoelectronics

      Revenues for the first quarter of 2002 were $72.8 million versus $120.9 million for the first quarter of 2001, resulting in a decrease of 40%. The decrease reflects the disposals of the Voltarc business and certain product lines subsequent to the first quarter of 2001. In addition, industry-wide declines in sales to the telecom, semiconductor and selective lighting markets more than offset sales growth in the Company’s sensors products. On an organic basis, revenues for the first quarter of 2002 decreased 24% versus that of the comparable period in prior year.

      The reported operating loss for the first quarter was $34.1 million compared to a profit of $18.5 million for the first quarter of 2002, decreasing $52.6 million. The decrease in operating profit reflects the $23.5 million inventory adjustment taken as a result of significantly lower volumes experienced in several key markets, as well as the lower revenues and associated lower utilization of production capacity.

      The adjusted operating loss before the $23.5 million inventory write-down, net nonrecurring items and goodwill and intangibles amortization for the first quarter of 2002 was $5.0 million versus an adjusted operating profit of $20.2 million for the first quarter of 2001. The decline in adjusted operating profit is due to lower revenues and associated lower utilization of production capacity. Intangible amortization totaled $0.4 million for the first quarter of 2002 and $0.3 million for the first quarter of 2001. For the first quarter of 2001, goodwill amortization totaled $1.7 million. Pursuant to the adoption of SFAS No. 142, the amortization of goodwill ceased at the beginning of 2002. For the first quarter of 2002, non-recurring charges were comprised of a $5.2 million restructuring charge associated with the closure of two sites and a workforce reduction. During the first quarter of 2001, non-recurring gains, net were $0.3 million resulting from a $0.8 million gain previously deferred from the sale of the IC Sensors business and an expense of $0.5 million related to production moves to lower-cost geographies.

     Analytical Instruments

      Revenues for the first quarter of 2002 were $115.5 million versus $144.8 million for the first quarter of 2001, resulting in a decrease of 20% which was due in part to the disposal of businesses subsequent to the first quarter of 2001. On an organic basis, revenues for the first quarter of 2002 decreased 11% over that of the comparable period in prior year reflecting a softening of demand for instruments particularly in the pharmaceutical and chemical sectors.

      Reported operating profit for the first quarter of 2002 was $7.8 million compared to $14.7 million for the first quarter of 2001, a decrease of 47%. The year over year decrease reflects lower sales volume offset by the impact of $4.4 million in gains realized on the sale of two facilities and realization of $0.8 in gains previously deferred from the sale of the Instruments for Research and Applied Science business.

      Adjusted operating profit before net nonrecurring items and goodwill and intangibles amortization for the first quarter of 2002 was $5.2 million versus $16.1 million for the first quarter of 2001, decreasing 68% as a result of the dispositions and revenue declines previously discussed. As a percentage of sales, adjusted operating profit decreased to 5% in the first quarter of 2002 from 11% in the first quarter of 2001 due to the lower volume experienced. Intangible amortization totaled $1.1 million for the first quarter of 2002 and $1.6 million for the first quarter of 2001. For the first quarter of 2001, goodwill amortization totaled $0.8 million. Pursuant to the adoption of SFAS No. 142, the amortization of goodwill ceased at the beginning of 2002. The primary component of nonrecurring items during the first quarter of 2002 was the previously discussed gains realized on the sales of facilities and a gain recognized from a disposition which occurred during December of 2001, offset to some extent by $1.5 million restructuring charge taken during the quarter. A nonrecurring gain of $1.0 million was recognized in the first quarter of 2001 after being deferred from the sale of the Rotron business during 2000.

     Liquidity and Capital Resources

      Net cash used in operating activities from continuing operations was $37.7 million in the first quarter of 2002 compared to $2.4 million in the first quarter of 2001. The net loss before depreciation, amortization and other non-cash items for the first quarter of 2002 was $9.0 million after the effect of the $23.5 million inventory adjustment within the Optoelectronic business. This is in comparison to a net profit on a similar basis of $35.3 million during the first quarter of 2001. Gains on disposition of assets totaled $5.1 million for the first quarter of 2002 versus $1.8 million in the first quarter of 2001. Changes in working capital contributed $2.8 million of cash during the first quarter of 2002 versus a usage of $25.6 million during the first quarter of 2001. The working capital change during the first quarter of 2002 resulted in part from the $23.5 million inventory adjustment within the Optoelectronics business and a net increase of $7.0 million in borrowings under the Company’s receivable securitization program from $35.0 million at December 30, 2001 to $42.0 million at March 31, 2002. Before the effects of the Optoelectronics inventory adjustment, the Company maintained flat inventory levels during the quarter on lower sales volume. Cash outlays for restructuring actions totaled $22.1 million and other assets and liabilities decreased $4.3 million during the first quarter of 2002 versus restructuring cash outlays of $7.8 million and a decrease in other assets and liabilities of $2.5 million during the first quarter of 2001.

      In the first quarter of 2002, the Company used $13.3 million of cash in investing activities in continuing operations. The Company made capital expenditures of $14.6 million in the areas of enhanced productivity and capacity within the businesses of drug discovery tools and other products for biomedical applications. Proceeds from the dispositions of fixed assets of $17.1 million offset cash outflows of $17.5 million associated with acquisitions, principally settlement of liabilities incurred in connection with the Packard acquisition.

      On March 1, 2002 the Company redeemed $118 million of 9.375% senior subordinated ten-year notes issued by Packard in March 1997 at a rate of 104.688%. Other uses of cash for financing activities in the first quarter of 2002 included repurchases of common stock of $5.8 million and dividends of $8.8 million. The Company financed its cash requirements in the quarter in part through an increase in short-term commercial paper borrowings of $219 million. During the second quarter of 2002, the Company expects to refinance this short-term debt through sales of additional commercial paper, other short-term borrowing arrangements, proceeds from sales of businesses, or if necessary, borrowings under its revolving credit facilities.

      The Company maintains two unsecured lines of credit totaling $370 million. In March 2002, the Company’s revolving credit facility was renewed in the amount of $270 million and will expire in March 2003. In March 2001, the Company’s $100 million revolving credit facility was renewed and will expire in March 2006. These agreements, which serve as backup facilities for the commercial paper borrowings, have no significant commitment fees. The credit lines, if drawn, bear interest at LIBOR plus 60 basis points. Under the terms of the credit agreement, the Company is required to maintain certain minimum Debt to Total Capital and Interest Coverage ratios. There were no amounts outstanding under these lines at December 30, 2001 or March 31, 2002 nor at any time during these periods and the Company was in compliance with all applicable covenants.

Critical Accounting Policies, Commitments and Certain Other Matters

      In the Company’s Form 10-K for the year ended December 30, 2001, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of equity investments, long-lived assets, intangible assets and goodwill, warranty, income taxes and litigation. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Forward-Looking Information and Factors Affecting Future Performance

      This Quarterly Report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this Quarterly Report that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on these forward-looking statements as representing the Company’s views as of any date subsequent to the date of this Quarterly Report. A number of important factors and uncertainties could cause actual results to differ materially from those described in these forward-looking statements, including without limitation the risk factors set forth in “Item 7. Management’s Discussion and Analysis of the Results of Operations and Financial Condition — Forward Looking Information and Factors Affecting Future Performance” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, which risk factors are attached to this Quarterly Report as Exhibit 99.1 and are expressly incorporated by reference herein.

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

      Value-At-Risk: The Company utilizes a Value-at-Risk (“VAR”) model to determine the maximum potential loss in the fair value of its interest rate and foreign exchange sensitive derivative financial instruments within a 95% confidence interval. The Company’s computation was based on the interrelationships between movements in interest rates and foreign currencies. These interrelationships were determined by observing historical interest rate and foreign currency market changes over corresponding periods. The assets and liabilities, firm commitments and anticipated transactions, which are hedged by derivative financial instruments, were excluded from the model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VAR computation. The Company’s computations are based on the Monte Carlo simulation. The VAR model is a risk analysis tool and does not purport to represent actual gains or losses in fair value that will be incurred by the Company. The Company does not anticipate any material changes to the VAR model’s estimated maximum loss in market value as discussed in the 2001 Form 10-K.

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

PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the quarter ended March 31, 2002. The sole matter submitted to a vote of the stockholders at the 2002 Annual Meeting of Stockholders of the Company held on April 23, 2002 was the election of the nine nominees for director named below. All such nominees were elected for a term of one year each by the requisite vote of the stockholders. The number of shares of common stock outstanding and eligible to vote as of the record date of February 22, 2002 was 125,752,011. Set forth below is the number of votes cast for or withheld with respect to each nominee for director.

Proposal # 1 — To elect a Board of Directors for the ensuing year.

	For	Withheld

Erickson, T.J.	120,159,033	1,945,895
Lopardo, N.A.	120,040,868	2,064,060
Michas, A.P.	120,886,343	1,218,585
Ruettgers, M.C.	120,051,217	2,053,711
Sato, V.L.	120,889,092	1,215,836
Schmergel, G.	120,092,851	2,012,077
Sicchitano, K.J.	120,128,975	1,975,953
Summe, G.L.	120,813,771	1,291,157
Todd, G.R.	120,840,472	1,264,450

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.1	Form of Stock Restriction Agreement dated January 16, 2002 between the Company and each of Messrs. Terrance L. Carlson, Stephen P. DeFalco, John J. Engel, Robert F. Friel, Gregory L. Summe and Richard F. Walsh with respect to 20,000, 20,000, 30,000, 30,000, 50,000 and 20,000 shares of common stock, respectively.
Exhibit 10.2	Stock Restriction Agreement dated May 1, 2002 between the Company and Mr. Jeffrey D. Capello.
Exhibit 10.3	Promissory Note payable to the Company dated January 23, 2002 in the amount of $1,592,500 executed by Gregory L. Summe.
Exhibit 99.1	Risk Factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 under the caption “Forward-Looking Information and Factors Affecting Future Performance”.

(b) Reports on Form 8-K

      None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ ROBERT F. FRIEL

Robert F. Friel
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2002