Form 10-Q
period 2002-06-30
PERKINELMER INC
filed 2002-08-12
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002 or
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

      Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 7, 2002

Common Stock, $1 par value	125,007,927 (Excluding treasury shares)

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
(2) Acquisitions
(3) Restructuring Charges
(4) Gains on Dispositions
(5) Inventories
(6) Comprehensive Income (Loss)
(7) Industry Segment Information
(8) Discontinued Operations
(9) Extraordinary Item
(10) Goodwill and Intangible Assets
(11) Recently Issued Accounting Pronouncements
(12) Contingencies
(13) Indebtedness
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Acquisitions and Divestitures
Change in Accounting Principle
Discussion Of Consolidated Results Of Continuing Operations
Segment Results of Operations
Critical Accounting Policies, Commitments and Certain Other Matters
Forward-Looking Information and Factors Affecting Future Performance
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX
Ex-99.1 CERTIFICATION PURSUANT TO SECTION 906

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

	(In thousands except share and per share data)
Sales	$335,671	$321,424	$637,330	$642,396
Cost of sales	187,663	167,453	373,800	343,053
Revaluation of acquired inventory	—	—	1,500	—
Research and development expenses	22,016	18,402	43,250	38,563
Selling, general and administrative expenses	113,795	99,744	222,238	196,090
Loss (gains) on dispositions and restructuring charges, net	—	—	4,008	(1,779)

Operating income (loss) from continuing operations	12,197	35,825	(7,466)	66,469
Other expense, net	7,661	5,992	15,573	17,122

Income (loss) from continuing operations before income taxes	4,536	29,833	(23,039)	49,347
Provision (benefit) for income taxes	821	8,722	(6,902)	16,020

Income (loss) from continuing operations before extraordinary item and effect of accounting change	3,715	21,111	(16,137)	33,327
Discontinued operations:
(Loss) income from discontinued operations, net of income tax	(1,845)	8,298	(7,953)	19,578
Loss on disposition of discontinued operations, net of income tax	(10,966)	—	(10,966)	—

Net (loss) income before extraordinary item and effect of accounting change	(9,096)	29,409	(35,056)	52,905
Extraordinary item, net of income tax	—	—	(3,600)	—
Effect of accounting change, net of income tax	—	—	(117,800)	—

Net (loss) income	$(9,096)	$29,409	$(156,456)	$52,905

Basic earnings (loss) per share:
Net income from continuing operations before extraordinary item and effect of accounting change	$0.03	$0.21	$(0.13)	$0.33
Discontinued operations:
(Loss) income from discontinued operations, net of income tax	(0.01)	0.08	(0.06)	0.20
Loss on disposition of discontinued operation, net of income tax	(0.09)	—	(0.09)	—

Net (loss) income before extraordinary item and effect of accounting change	(0.07)	0.29	(0.28)	0.53
Extraordinary item, net of income tax	—	—	(0.03)	—
Effect of accounting change, net of income tax	—	—	(0.94)	—

Net (loss) income	$(0.07)	$0.29	$(1.25)	$0.53

Diluted earnings (loss) per share:
Net income from continuing operations before extraordinary item and effect of accounting change	$0.03	$0.20	$(0.13)	$0.32
Discontinued operations:
(Loss) income from discontinued operations, net of income tax	(0.01)	0.08	(0.06)	0.19
Loss on disposition of discontinued operations, net of income tax	(0.09)	—	(0.09)	—

Net (loss) income before extraordinary item and effect of accounting change	(0.07)	0.28	(0.28)	0.51
Extraordinary item, net of income tax	—	—	(0.03)	—
Effect of accounting change, net of income tax	—	—	(0.94)	—

Net (loss)income	$(0.07)	$0.28	$(1.25)	$0.51

Weighted average shares of common stock outstanding:
Basic	124,901	100,622	124,883	100,388
Diluted	125,556	104,097	124,883	104,099
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 30,
	2002	2001

	(In thousands except
	share and per share data)
Current assets:
Cash and cash equivalents	$143,343	$138,250
Accounts receivable	284,631	292,266
Inventories	206,361	227,057
Other current assets	170,193	150,613
Current assets of discontinued operations	59,216	141,374

Total current assets	863,744	949,560

Property, plant and equipment:
At cost	429,042	412,776
Accumulated depreciation	(186,070)	(162,604)

Net property, plant and equipment	242,972	250,172
Investments	16,384	18,081
Intangible assets	1,377,318	1,491,700
Other assets	104,663	119,307
Long-term assets of discontinued operations	103,476	145,886

Total assets	$2,708,557	$2,974,706

Current liabilities:
Short-term debt	$99,896	$125,741
Accounts payable	117,689	115,589
Accrued restructuring costs	32,776	49,783
Accrued expenses	311,214	411,466
Current liabilities of discontinued operations	39,397	57,360

Total current liabilities	600,972	759,939
Long-term debt	606,537	598,125
Long-term liabilities	262,285	249,182
Long-term liabilities of discontinued operations	15,370	3,903
Commitment and contingencies
Stockholders’ equity:
Preferred stock — $1 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value, authorized 300,000,000 shares; issued 145,101,000 shares at June 30, 2002 and December 30, 2001	145,101	145,101
Capital in excess of par value	644,218	641,164
Retained earnings	667,786	842,004
Accumulated other comprehensive loss	(35,794)	(60,940)
Cost of shares held in treasury — 20,119,000 shares at June 30, 2002 and 20,913,000 shares at December 30, 2001	(197,918)	(203,772)

Total stockholders’ equity	1,223,393	1,363,557

Total liabilities and stockholders’ equity	$2,708,557	$2,974,706

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended

	June 30,	July 1,
	2002	2001

	(In thousands)
Operating activities:
Net (loss) income	$(156,456)	$52,905
Less effect of accounting change	117,800	—
Less net loss (income) from discontinued operations	18,919	(19,578)

(Loss) income from continuing operations	(19,737)	33,327
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by continuing operations:
Revaluation of acquired inventory	1,500	—
Amortization of debt discount and issuance costs	10,455	10,018
Depreciation and amortization	33,550	36,801
Gains on dispositions and sales of investments, net	(5,199)	(1,897)
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable	24,662	4,073
Inventories	27,635	(29,676)
Accounts payable and accrued expenses	(55,421)	(24,623)
Accrued restructuring costs	(26,225)	(15,112)
Other assets and liabilities	(17,803)	(6,705)

Net cash (used in) provided by operating activities from continuing operations	(26,583)	6,206
Net cash provided by operating activities from discontinued operations	7,100	28,451

Net cash (used in) provided by operating activities	(19,483)	34,657
Investing activities:
Capital expenditures	(22,810)	(39,379)
Proceeds from dispositions of businesses, net	90,894	(4,195)
Proceeds from disposition of property, plant and equipment, net	28,058	587
Cost of acquisitions, net of cash acquired	(36,308)	(5,103)
Proceeds from sale of investments, net	2,384	1,505

Net cash provided by (used in) investing activities from continuing operations	62,218	(46,585)
Net cash (used in) investing activities from discontinued operations	(8,646)	(17,548)

Net cash provided by (used in) investing activities	53,572	(64,133)
Financing activities:
Increase in commercial paper borrowings	—	45,000
Increase (decrease) in other debt	92,202	(3,516)
Prepayment of short-term debt	(123,683)	—
Proceeds from exercise of stock options	8,726	17,327
Purchases of common stock	(1,636)	(705)
Cash dividends	(17,594)	(14,081)

Net cash (used in) provided by financing activities from continuing operations	(41,985)	44,025
Effect of exchange rate changes on cash and cash equivalents	12,989	(6,165)

Net increase in cash and cash equivalents	5,093	8,384
Cash and cash equivalents at beginning of period	138,250	125,551

Cash and cash equivalents at end of period	$143,343	$133,935

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

      The consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report for the fiscal year ended December 30, 2001, filed on Form 10-K with the SEC (the “2001 Form 10-K”). The balance sheet amounts at December 30, 2001 in this report were extracted from the Company’s audited 2001 financial statements included in the 2001 Form 10-K. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. The assets and liabilities from businesses the Company has approved to dispose but not yet disposed, have been identified and reflected within the assets and liabilities from discontinued operations. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. All such adjustments are of a normal recurring nature with the exception of those entries resulting from discontinued operations, gains and losses on dispositions and the effect of an accounting change. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the entire fiscal year.

      In June 2002, the Company approved separate plans to dispose of its Telecom Components and Entertainment Lighting businesses. The Company has accounted for these businesses as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”); which the Company adopted as of the beginning of fiscal 2002. The Company’s Security and Detection Systems business, disposed of during June 2002, and Fluid Sciences business were approved for disposal during 2001 in accordance with Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”).

      The consolidated financial statements included herein reflect the Company’s adoption of SFAS No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) as of the beginning of the 2002 fiscal year. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinitive lives are no longer amortized but are reviewed annually at a minimum for potential impairment.

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

      Packard’s operations, assumed as of the date of acquisition, are reported within the results from operations of the Life Sciences segment as of November 13, 2001 and, as a result, were not reflected in the

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results from operations for the three and six months ended July 1, 2001. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 and the Company has accordingly allocated the purchase price of Packard based upon the fair value of the net assets acquired and liabilities assumed. The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date in accordance with SFAS No. 141.

      Unaudited pro forma operating results for the Company from continuing operations for the six months ended July 1, 2001, assuming the Packard acquisition was completed as of January 1, 2001, would be as follows: sales of $742.8 million; net income of $30.9 million; basic and diluted earnings of $0.25 and $0.24 per share, respectively.

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

(3) Restructuring Charges

      Consistent with the strategic direction of the Company and concurrent with the reevaluation of existing restructuring plans at the time, the Company recorded a pre-tax restructuring charge of $9.2 million during the first quarter of 2002 (the “2002 plan”). The principal actions within the 2002 plan related to a workforce reduction and overhead reductions resulting from continued reorganization activities within the Life Sciences, Optoelectronics and Analytical Instruments businesses, including the closure of certain manufacturing facilities.

      The following table summarizes the restructuring activity for the 2002 plan during the second quarter of 2002 and six months ended June 30, 2002:

	Three Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2002

	(In millions)
Accrued restructuring costs at beginning of period	$2.4	$—
Additions	—	9.2
Payments	(1.0)	(7.8)

Accrued restructuring costs at June 30, 2002	$1.4	$1.4

      The Company recorded a pre-tax restructuring charge of $9.2 million during the fourth quarter of 2001 as a result of the continued efforts to restructure certain businesses to further improve performance (the “2001 plan”). The principal actions in the restructuring plans related to employee separation costs associated with the consolidation of certain European general and managerial functions within both Life Sciences and Analytical Instruments segments, as well as costs associated with the closure of certain facilities and the disposal of related assets. Details of this plan are discussed more fully in the Company’s 2001 Form 10-K.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring activity for the 2001 plan during the second quarter of 2002 and six months ended June 30, 2002:

	Three Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2002

	(In millions)
Accrued restructuring costs at beginning of period	$5.9	$7.6
Payments	(1.5)	(3.2)

Accrued restructuring costs at June 30, 2002	$4.4	$4.4

      As part of the Packard acquisition, the Company recorded approximately $33 million in integration charges as detailed in the Company’s 2001 Form 10-K (the “Packard plan”). The integration plans include initiatives to integrate the operations of Packard and the Company and are principally comprised of amounts related to employee separation costs and the termination of leases and other contractual obligations.

      The following table summarizes the restructuring activity for the Packard plan during the second quarter of 2002 and six months ended June 30, 2002:

	Three Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2002

	(In millions)
Accrued restructuring costs at beginning of period	$27.8	$33.0
Payments	(0.8)	(6.0)

Accrued restructuring costs at June 30, 2002	$27.0	$27.0

      As part of the Analytical Instruments acquisition, the Company recorded approximately $52 million in integration charges. This plan primarily included actions to integrate the operations of the acquired business and improve their cost structure through consolidation or shutdown of certain facilities, workforce and overhead reductions and the termination of certain leases and other contractual obligations. The remaining balance of these accrued charges were expended during the three months ended March 31, 2002.

	Three Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2002

	(In millions)
Accrued restructuring costs at beginning of period	$—	$9.2
Payments	—	(9.2)

Accrued restructuring costs at June 30, 2002	$—	$—

      Cash outlays during the six months ended June 30, 2002 were approximately $26.2 million for all of these plans. There were no significant revisions to these accruals during the three and six months ended June 30, 2002. The majority of the actions remaining at June 30, 2002 are expected to occur in fiscal 2002.

(4) Gains on Dispositions

      The Company did not recognize any gains on dispositions within continuing operations during the second quarter of 2002 or 2001. During the six months ended June 30, 2002 the Company recognized gains from dispositions totaling $5.2 million resulting from $4.4 million in net gains from facility sales and $0.8 million in gains previously deferred from the fourth quarter 2001 sale of the Instruments for Research and Applied Science business. During the six months ended July 1, 2001, the Company recognized $1.8 million in gains previously deferred from divested businesses.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Inventories

      Inventories consisted of the following:

	June 30,	December 30,
	2002	2001

	(In thousands)
Raw materials	$71,426	$62,732
Work in progress	42,565	57,649
Finished goods	92,370	106,676

	$206,361	$227,057

(6) Comprehensive Income (Loss)

      Comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

	(In thousands)
Net (loss) income	$(9,096)	$29,409	$(156,456)	$52,905
Other comprehensive income (loss):
Gross foreign currency translation adjustments	29,872	(4,830)	25,877	(19,407)
Unrealized (losses) gains on derivatives, net of tax	(479)	452	(659)	452
Unrealized gains (losses) on securities, net of tax	101	3,022	(72)	(1,188)

	29,494	(1,356)	25,146	(20,143)

Comprehensive income (loss)	$20,398	$28,053	$(131,310)	$32,762

      The components of accumulated other comprehensive loss were as follows:

	June 30,	December 30,
	2002	2001

	(In thousands)
Foreign currency translation adjustments	$(35,044)	$(60,921)
Unrealized gains on derivative instruments	748	1,407
Unrealized losses on securities	(1,498)	(1,426)

Accumulated other comprehensive loss	$(35,794)	$(60,940)

(7) Industry Segment Information

      The Company’s continuing operations are classified into three reportable segments which reflect the Company’s management and structure: Life Sciences, Optoelectronics and Analytical Instruments. The accounting policies of the reportable segments are the same as those described in Note 1 of the 2001 Form 10-K. The Company evaluates the performance of its reportable segments based on operating profit. Intersegment sales and transfers are not significant. Unaudited sales and operating profit information by segment for the second quarter and year to date of 2002 and 2001 detailed below is discussed in Item 2 of this Quarterly Report on Form 10-Q and are considered an integral part of this note.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

	(In thousands)
Life Sciences
Sales	$128,956	$77,702	$245,794	$146,873
Operating profit	6,915	9,413	5,554	12,993
Optoelectronics
Sales	82,774	97,640	152,123	204,604
Operating profit (loss)	4,796	16,601	(17,792)	33,039
Analytical Instruments
Sales	123,941	146,082	239,413	290,919
Operating profit	4,645	14,583	12,420	29,293
Other
Operating (loss)	(4,159)	(4,772)	(7,648)	(8,856)
Continuing Operations
Sales	$335,671	$321,424	$637,330	$642,396

Operating profit (loss)	$12,197	$35,825	$(7,466)	$66,469

The Company’s Telecom Components and Entertainment Lighting businesses (formerly included in the Optoelectronics segment), Security and Detection Systems business (formerly included in the Analytical Instruments segment) and Fluid Sciences business unit are presented as discontinued operations and therefore, are not included in the preceding table (Note 8).

(8) Discontinued Operations

      During June 2002, the Company completed the sale of its Security and Detection Systems business for cash consideration of approximately $100 million and a net working capital adjustment, the amount of which has yet to be finalized. A net pre-tax gain of $18.0 million was recorded pursuant to this transaction in the second quarter of 2002 as a gain on the disposition of a discontinued operation. The Company has accounted for its Security and Detection Systems business as a discontinued operation in accordance with APB No. 30, and accordingly, the results of operations and related cash flows of this business through the disposal date have been segregated from continuing operations and reported as a separate line on the Company’s Consolidated Income Statements. The assets and liabilities of the Security and Detection Systems business are reflected within the assets and liabilities from discontinued operations in the accompanying Consolidated Balance Sheets for the periods prior to its sale and the resulting gain from the sale is presented as a component of Net Income within dispositions of discontinued operations, net of income tax on the Company’s Consolidated Income Statements.

      During October 2001, the Board of Directors approved a plan to sell the Fluid Sciences business unit. As such, the Company has accounted for this business as a discontinued operation in accordance with APB No. 30 and, accordingly, the results of operations and related cash flows of the Fluid Sciences business unit have been segregated from continuing operations and reported as a separate line on the Company’s Consolidated Income Statements. The assets and liabilities of the Fluid Sciences business unit are reflected within the assets and liabilities from discontinued operations in the accompanying Consolidated Balance Sheets.

      During June 2002, the Company approved separate plans to dispose of its Telecom Components and Entertainment Lighting businesses as part of its continued focus on the Health Sciences industry. The results

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of these businesses were previously reported as part of the Optoelectronics segment. The Company has accounted for these businesses as discontinued operations in accordance with the SFAS No. 144, and accordingly, has presented the results of operations and related cash flows of these businesses as discontinued operations for all periods presented. The assets and liabilities of these disposal groups have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying Consolidated Balance Sheets. As discussed below, the asset grouping includes the net assets of the Fluid Sciences business.

      The Company has ceased operations within its Telecom Components business as of June 30, 2002. A pre-tax loss of $17.5 million was recorded as a disposition of discontinued operations in the second quarter of 2002 as a result of $0.5 million in severance charges and $17.0 million for the net write-off of fixed assets, inventory and other assets, including the write-down of an equity investment held by the Telecom Components business. As a result of the write-off, the carrying value of the net assets of the Telecom Components business was reduced to an amount management believes is recoverable. For the quarter ended June 30, 2002, the Telecom Components business reported revenues of $0.9 million and an after-tax loss from operations of $1.5 million.

      The Company’s results for the quarter ended June 30, 2002, included revenues of $3.1 million and an after-tax loss from operations of $2.1 million from the Entertainment Lighting business. A pre-tax loss of $2.1 million was also recorded as a disposition of discontinued operations in the second quarter of 2002 to bring the carrying value of the net assets of the Entertainment Lighting business down to an amount management believes is recoverable.

      The following table details after-tax gains and losses from the disposition of discontinued operations for the three months ended June 30, 2002:

	For the Three Months Ended June 30, 2002

					Total
	Detection	Fluid	Telecom	Entertainment	Discontinued
	Systems	Sciences	Components	Lighting	Operations

	(In thousands)
Gain (loss) on disposition of discontinued operations, net of income taxes	$6,417	$—	$(15,994)	$(1,389)	$(10,966)

      Summary operating results of the discontinued operations discussed above which are reported as a separate line on the Company’s Consolidated Income Statements were as follows:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

		(In thousands)
Sales	$77,688	$89,304	$207,003	$194,029
Costs and expenses	77,627	72,849	208,759	157,025

Operating income from discontinued operations	61	16,455	(1,756)	37,004
Other expense, net	2,271	2,748	6,565	5,353

Operating income from discontinued operations before income taxes	(2,210)	13,707	(8,321)	31,651
(Benefit) provision for income taxes	(365)	5,409	(368)	12,073

(Loss) income from discontinued operations, net of taxes	$(1,845)	$8,298	$(7,953)	$19,578

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Extraordinary Item

      On March 1, 2002, the Company elected to redeem $118 million of senior subordinated ten-year notes issued in March 1997 at an interest rate of 9.375%, which were assumed as part of the Packard acquisition (“the Packard Notes”). The Packard Notes were redeemed at a redemption price of 104.688% of the principal amount plus accrued interest. As a result, the Company recognized an extraordinary loss on the early retirement of debt of $3.6 million ($5.5 million net of tax benefit of $1.9 million) which reflects the call premium paid on the redemption. The redemption was funded through borrowings under the Company’s commercial paper program.

(10) Goodwill and Intangible Assets

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually at a minimum for potential impairment by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The provisions of SFAS No. 142 are effective for the Company’s current fiscal year. Accordingly, the Company has ceased goodwill amortization as of the beginning of fiscal 2002. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds the corresponding fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be evaluated in the second step of the impairment testing which places the value of the goodwill balance to that which would be accounted for under purchase accounting.

      In connection with adopting this standard, the Company, assisted by independent valuation consultants, has completed the transitional testing of goodwill using a measurement date of January 1, 2002. The results of this testing indicate that the carrying values of the lighting reporting unit within the Optoelectronics business unit exceeds the estimated fair value of this unit as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Accordingly, an impairment charge has been recognized as a change in accounting principle as of the beginning of 2002. The impairment charge, which was recorded in the Optoelectronics segment, was $117.8 million on a before and after-tax basis.

      The adjustment to previously reported net income (loss) and earnings (loss) per share below illustrates the impact recorded amortization of goodwill had on reported results. The impact on net income (loss), and

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basic and diluted net earnings (loss) per share for the three and six months ended June 30, 2002 and July 1, 2001 is as follows:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

	(In thousands)
Reported income (loss) from continuing operations before extraordinary item	$3,715	$21,111	$(16,137)	$33,327
Goodwill amortization, net of tax	—	6,391	—	12,832

Adjusted income (loss) from continuing operations before extraordinary item	$3,715	$27,502	$(16,137)	$46,159

Basic earnings per share:
Reported income (loss) before extraordinary item	$0.03	$0.21	$(0.13)	$0.33
Goodwill amortization, net of tax	—	0.06	—	0.13

Adjusted income (loss) from continuing operations before extraordinary item	$0.03	$0.27	$(0.13)	$0.46

Diluted earnings per share:
Reported income (loss) from continuing operations before extraordinary item	$0.03	$0.20	$(0.13)	$0.32
Goodwill amortization, net of tax benefit	—	0.06	—	0.12

Adjusted income (loss) from continuing operations before extraordinary item	$0.03	$0.26	$(0.13)	$0.44

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

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”), which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The extraordinary loss resulting from the early extinguishment of the Packard Notes (Note 9) will be reclassified to other expense, net within the Consolidated Income Statements upon adoption.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) which nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Contingencies

      The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse affect on the financial position or results of operations of the Company.

      In addition, the Company is conducting a number of environmental investigation and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $7.3 million as of June 30, 2002, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to five years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company’s financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the preliminary stages of the investigations make it impossible for the Company to reasonably estimate the range of potential exposure.

      Included in the lease commitments discussed in Note 21 to the financial statements included in the 2001 Form 10-K is a six-year operating lease agreement signed in 2000 for a facility in the Optoelectronics segment. At the end of the lease term the Company, at its option, may: (i) renew the lease; (ii) purchase the property at a price equal to the lessor’s original cost (approximately $30 million); or (iii) allow the lease to expire and cause the property to be sold. The Company’s ability to cause the property to be sold depends upon its compliance with certain terms of the lease. Under certain conditions, the Company would receive any excess of the net sales proceeds over the property’s original cost. In the event that the net sales proceeds are less than the original cost, the Company would make certain contingent rental payments to the lessor equal to that difference, subject to a maximum amount.

(13)	Indebtedness

      The Company maintains two unsecured credit facilities totaling $370 million. The Company’s $270 million revolving credit facility was renewed in March 2002 and will expire in March 2003. The Company’s $100 million revolving credit facility was renewed in March 2001 and will expire in March 2006. These facilities have no significant commitment fees and have in the past served as backup facilities for the Company’s commercial paper borrowings. Under the terms of the credit agreements for these two facilities, the Company is required to maintain certain minimum Debt to Total Capital and Interest Coverage ratios. The Company was in compliance with these ratios as of June 30, 2002.

      The Company had commercial paper borrowings of $220 million at March 31, 2002. During the second quarter of 2002, the Company used approximately $100 million in proceeds from the sale of its Security and

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Detection Systems business and borrowed approximately $100 million under the 2006 credit facility to pay down these commercial paper borrowings. The Company had no commercial paper outstanding as of June 30, 2002 or December 30, 2001. The Company does not expect to be able to again utilize commercial paper borrowings in the near-term due to the recent downgrading of its debt rating.

      The Company is uncertain as to whether it will be able to comply with the Interest Coverage covenant in its credit agreements as of the end of the fiscal quarter ending September 30, 2002. Failure to comply with this covenant would constitute a default under one of the Company’s leases. The Company is negotiating waivers of or amendments to this covenant with the lenders under the credit facilities and the lessor under the lease.

      If the Company is unable to comply with this covenant and is not able to obtain waivers of or amendments to the covenant before the end of the third quarter of 2002, the Company plans to repay in full and terminate the credit facilities and the lease to avoid the occurrence of defaults thereunder and resulting defaults under certain of the Company’s other debt and lease arrangements.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Acquisitions and Divestitures

      In November 2001, the Company completed the acquisition of Packard Bioscience Company (“Packard”) for consideration of approximately $762 million in the form of approximately 22 million common shares and the assumption of $118 million in debt. The acquisition extends the Company’s capabilities in automated liquid handling and sample preparation and strengthens the Company’s position as a global provider of comprehensive drug discovery solutions. Packard, a global developer, manufacturer and marketer of instruments, software and related consumables and services for use in drug discovery and other life sciences research, generated sales of approximately $165 million for its fiscal year ended December 31, 2000.

      In June 2002, the Company completed the sale of its Security and Detection Systems business to L-3 Communications. The cash proceeds received in conjunction with this transaction approximated $100 million, with a working capital adjustment which has yet to be finalized. The business and the associated impact of its disposition has been reflected as a discontinued operation within the Company’s consolidated financial statements in accordance with Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”).

      In June 2002, the Board of Directors approved a plan to dispose of its Telecom Components business and a plan to sell its Entertainment Lighting business as part of the Company’s continued efforts to focus on higher growth opportunities. Both businesses have appropriately been reflected as discontinued operations in the Company’s consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets, which the Company adopted as of the beginning of fiscal 2002.

      In October 2001, the Board of Directors approved a plan to sell the Fluid Sciences business unit. Company management is continuing to pursue opportunities to complete the sale of this business during the second half of 2002. This business has appropriately been reflected as a discontinued operation in the Company’s consolidated financial statements in accordance with APB No. 30.

Change in Accounting Principle

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer systematically amortized, but instead subject to periodic impairment testing which, at a minimum, will occur on an annual basis. The Company has adopted SFAS No. 142 as of the beginning of fiscal 2002 and has accordingly ceased the amortization of goodwill and indefinite-lived intangible assets. During the second quarter of 2002, the Company completed its transitional implementation of the impairment testing provisions of SFAS No. 142, which resulted in a $117.8 million before and after-tax charge for goodwill associated with the lighting reporting unit. In accordance with the provisions of SFAS No. 142, the Company has taken this charge as the effect of an accounting change as of the beginning of fiscal 2002.

Discussion Of Consolidated Results Of Continuing Operations

      The table below presents adjusted income from continuing operations, net of income tax, which excludes goodwill and intangible amortization, a $17.2 million inventory adjustment within the Optoelectronics business in the first quarter of 2002 (previously disclosed as a $23.5 million charge but reduced to reflect the amount applicable to the discontinued operations announced during the second quarter of 2002) and the impact of nonrecurring items:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

	(In thousands)
Sales	$335,671	$321,424	$637,330	$642,396
Cost of sales	187,663	165,778	356,567	340,864
Research and development costs	22,016	18,402	43,250	38,563
Selling, general and administrative expenses	106,936	88,838	205,246	174,107

Adjusted operating income from continuing operations	19,056	48,406	32,267	88,862
Other expense, net	7,661	5,992	15,573	17,122

Adjusted income from continuing operations before income taxes	11,395	42,414	16,694	71,740
Provision for income taxes	3,192	11,040	4,924	19,716

Adjusted income from continuing operations, net of income tax	$8,203	$31,374	$11,770	$52,024

      The following table reconciles the adjusted income from continuing operations before income taxes set forth above to net income (loss) from continuing operations before extraordinary item and effect of accounting changes:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

	(In thousands)
Adjusted income from continuing operations before income taxes	$11,395	$42,414	$16,694	$71,740
Nonrecurring items:
Acquisition related charges	—	(850)	(1,500)	(2,783)
Gains on dispositions, net	—	—	5,216	1,779
Restructuring charges	—	—	(9,224)	—
Integration and reorganization-related charges	—	(2,586)	(3,242)	(3,100)

Net nonrecurring items	—	(3,436)	(8,750)	(4,104)
Inventory adjustments	—	—	(17,233)	—
Goodwill and intangibles amortization	(6,859)	(9,145)	(13,750)	(18,289)

Income (loss) from continuing operations before income taxes	4,536	29,833	(23,039)	49,347
Provision (benefit) for income taxes	821	8,722	(6,902)	16,020

Net income (loss) from continuing operations before extraordinary item and effect of accounting change	$3,715	$21,111	$(16,137)	$33,327

      Note:     References to reported results refer to US GAAP results whereas adjusted results reflect US GAAP results excluding the impact of goodwill and intangible amortization, the impact of nonrecurring items and, in the first quarter of 2002, a $17.2 million inventory adjustment within the Optoelectronics business.

Sales

      Sales for the second quarter of 2002 were $335.7 million versus $321.4 million during the second quarter of 2001, representing an increase of $14.3 million or 4%. The increase is reflective of the inclusion of the results associated with Packard, which was acquired in November 2001, as well as the favorable impact of foreign exchange movements, which contributed approximately $8 million during the second quarter of 2002. For the six-month period ended June 30, 2002, sales were $637.3 million versus $642.4 million for the comparable period in 2001, representing a decrease of $5.1 million or less than 1%. The decrease during the comparable six-month period reflects decreased sales as a result of businesses disposed of subsequent to the second quarter of 2001 and industry-wide declines in certain Optoelectronics and Analytical Instruments end-markets, which more than offset the inclusion of Packard revenues during 2002. Organic revenue which the Company defines as growth in historical businesses plus growth in acquired businesses assuming they were owned in prior periods, adjusted for the effects of exited businesses and foreign exchange, was down 6% during the second quarter of 2002 and 7% during the six-month period ended June 30, 2002 versus the comparable periods in 2001. The decline in organic revenue noted in both 2002 periods from the comparative periods in 2001 was driven by declines in the Optoelectronics and Analytical Instruments segments, with flat results from the Life Sciences segment.

Cost of Sales and Revaluation of Acquired Inventory

      Reported cost of sales were $187.7 million for the second quarter of 2002 versus $167.5 million during the second quarter of 2001, which represented an increase of $20.2 million or 12%. The increase is attributable to the inclusion of costs associated with Packard sales, decreased production and lower capacity utilization leading to unabsorbed manufacturing expenses during the quarter as well as the impact of foreign exchange movements. For the six-month period ended June 30, 2002, reported cost of sales were $373.8 million versus $343.1 million for the comparable period in 2001 an increase of $30.7 million or 9%. The increase during the 2002 six-month period is attributable to production decreases and lower capacity utilization, as well as the impact of nonrecurring items and a one-time inventory write-down totaling $17.2 million within the Optoelectronics business unit during the first quarter of 2002 which are discussed below.

      Adjusted cost of sales, which excludes the impact of nonrecurring items, was $187.7 million in the second quarter of 2002 versus $165.8 million during the second quarter of 2001, an increase of $21.9 million or 13%. As a percentage of sales, adjusted cost of sales increased to 56% for the second quarter of 2002 from 52% in the second quarter of 2001. The increase on a percentage basis reflects lower production volumes and lower capacity utilization during the second quarter of 2002 versus the second quarter of 2001, principally as a result of a decline in sales. Nonrecurring charges impacting cost of goods sold during the second quarter of 2001 totaled $1.7 million relating to costs associated with moves to lower cost facilities. Adjusted cost of sales for the six months ended June 30, 2002, which excludes the cost of a $17.2 million inventory adjustment within the Optoelectronics business unit during the first quarter of 2002 and the impact of nonrecurring items, were $356.6 million versus $340.9 million for the same period of 2001, representing an increase of $15.7 million or 5%. As a percentage of sales, adjusted cost of sales increased to 56% in the first six months of 2002 versus 53% in the same period in 2001. Nonrecurring items for the first six months of 2002 totaled $1.5 million and related to the revaluation of acquired inventory resulting from the Packard acquisition. The results from the first six months of 2001 included $2.2 million in nonrecurring charges within cost of sales related to production moves to lower cost facilities.

Research and Development Charges

      Reported and adjusted research and development expenses increased to $22.0 million in the second quarter of 2002 from $18.4 million in the second quarter of 2001, an increase of $3.6 million or 20%. As a percentage of sales, research and development expenses were 7% for the second quarter of 2002 versus 6% for the second quarter of 2001. For the six-month period ended June 30, 2002, reported and adjusted research & development expenses were $43.3 million versus $38.6 million for the comparable period in 2001, an increase of $4.7 million or 12%. As a percentage of sales, research and development expenses were 7% for the six months ended June 30, 2002 versus 6% for the six months ended July 1, 2001. The increase noted in both comparable periods reflects the inclusion of research and development efforts associated with the Packard business. Research and development efforts during the second quarter of 2002 were mainly directed at new product developments for the drug discovery tools, genetic disease screening, pharmaceutical, environmental and biomedical end-markets.

Selling, General and Administrative Expenses

      Reported SG&A expenses for the second quarter of 2002 were $113.8 million versus $99.7 million for the second quarter of 2001, representing an increase of $14.1 million or 14%. For the six-month period ended June 30, 2002 reported SG&A expenses were $222.2 million versus $196.1 million for the comparable period in 2001, representing an increase of $26.1 million or 13%. The increase during both the three and six-month periods of 2002 over those of 2001 reflects the negative impact of foreign exchange during the second quarter of 2002 as well as increased investments made in the sales and marketing function during the second quarter of 2002 and the addition of costs associated with Packard operations. Also reflected are the increased amortization expenses associated with the intangibles acquired as part of the Packard acquisition and the integration and reorganization related charges of $3.2 million during the first quarter of 2002, which is offset by the discontinuance of goodwill amortization as discussed below.

      Adjusted SG&A expenses, which exclude goodwill and intangibles amortization and the impact of nonrecurring items, were $106.9 million for the second quarter of 2002 versus $88.8 million for the same period in 2001, representing an increase of $18.1 million or 20%. As a percentage of sales, adjusted SG&A expenses were 32% in the second quarter of 2002 versus 28% in the same period in 2001. For the six-month period ended June 30, 2002 adjusted SG&A expenses were $205.2 million versus $174.1 million for the comparable period in 2001, representing an increase of $31.1 million or 18%. As a percentage of sales, SG&A expenses were 32% for the six-month period ended June 30, 2002 versus 27% for the six-month period ended July 1, 2001. The increase reflects the inclusion of SG&A expenses associated with Packard operations, as well as investments made in the sales and marketing function during the second quarter of 2002 and the negative impact of foreign exchange during the quarter. Intangibles amortization increased to $6.9 million in the second quarter of 2002 from $2.4 million in the second quarter of 2001 and $13.8 million in the six months ended June 30, 2002 versus $4.8 million in the six months ended July 1, 2001 as a result of the Packard acquisition. Goodwill amortization, which was discontinued at the beginning of 2002 as a result of the adoption of SFAS No. 142, was $6.7 million for the second quarter of 2001 and $13.5 million in the six months ended July 1, 2001. Nonrecurring charges during the second quarter of 2001 were $1.8 million and related to integration and reorganization related charges associated with integration activity from the NEN acquisition, which occurred during 2000. The adjusted results for the second quarter of 2002 do not exclude nonrecurring items incurred during the period. Nonrecurring charges for the first six months of 2002 totaled $3.2 million and related to integration and reorganization related charges associated with Packard that were incurred during the first quarter of 2002. Nonrecurring charges for the six months ended July 1, 2001 totaled $3.8 million and related to integration and reorganization related charges associated with prior acquisitions.

Gains on dispositions and restructuring charges, net

      For the six months ended June 30, 2002, gains on dispositions and restructuring charges, net totaled a charge of $4.0 million and resulted from a $4.4 million gain from the sale of facilities and $0.8 million in gains previously deferred from the sale of the Instruments for Research and Applied Sciences business, offset by $9.2 million in restructuring charges during the first quarter of 2002. The $1.8 million in gains in the first six months of 2001 resulted from gains previously deferred from the dispositions of the IC Sensors and Rotron businesses. The resulting impact for both periods is considered nonrecurring in the Company’s presentation of adjusted net income. There were no revisions made to previously recorded restructuring reserves during the three and six months ended June 30, 2002.

Other Expense, net

      Other expense, net for the second quarter of 2002 was $7.7 million versus $6.0 million in the second quarter of 2001, representing an increase of $1.7 million or 28%. For the six-month period ended June 30,

2002, other expense, net was $15.6 million versus $17.1 million in the comparable period of 2001, a decrease of $1.5 million or 9%. Other expense, net consisted principally of interest from debt associated with prior acquisitions. The increase in the second quarter of 2002 over that of 2001 is primarily attributable to a $2.2 million write-off of the Company’s investment in Genomics Solutions, Inc., offset to some degree by decreased interest expense period over period. The decrease in the six-month period of 2002 from that of 2001 is primarily attributable to lower interest costs associated with lower debt levels in 2002.

Provision/ Benefit for Income Taxes

      On a reported basis, the provision for income taxes was $0.8 million for the second quarter of 2002 versus $8.7 million for the second quarter of 2001. The effective income tax rate on a reported basis was 18% during the second quarter of 2002 versus 29% in the second quarter of 2001. For the six-month period ended June 30, 2002, the benefit for income taxes on a reported basis was $6.9 million versus a provision of $16.0 million during the comparable period of 2001. The effective income tax rate on a reported basis was 30% for the six-month period ended June 30, 2002 and 32% for the six-month period ended July 1, 2001. The decrease in effective rate is driven by the increased impact of permanent book-tax differences resulting from decreased profitability.

      Provision for income taxes on adjusted net income was $3.2 million for the second quarter of 2002 and $11.0 million for the second quarter of 2001. The effective income tax rate on an adjusted basis was 28% for the second quarter of 2002 and 26% for the second quarter of 2001. The increase in rate reflects the decline in overall profitability and the geographical composition of sales. For the six-month period ended June 30, 2002, provision for income taxes on an adjusted basis was $4.9 million versus $19.7 million during the comparable period of 2001.

Segment Results of Operations

      The Company’s continuing operations are reported as three segments: Life Sciences, Optoelectronics and Analytical Instruments reflecting the Company’s management methodology and structure. The Company’s Security and Detection Systems business, which was sold during June 2002, and Fluid Sciences business have been classified as discontinued operations in accordance with APB No. 30. The Company’s Telecom Components business and Entertainment Lighting business have been classified as discontinued operations in accordance with SFAS No. 144, which the Company adopted as of December 31, 2001. The accounting policies of the segments are the same as those described in the footnotes to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001. The Company evaluates performance based on revenues and operating profit of the respective segments.

Life Sciences

      Revenues for the second quarter of 2002 were $129.0 million versus $77.7 million for the second quarter of 2001, an increase of $51.3 million or 66%. For the six-month period ended June 30, 2002, revenues were $245.8 million versus $146.9 million in the comparable period of 2001, an increase of $98.9 million or 67%. The increase noted in the 2002 periods over that of the comparable periods in 2001 was the result of the inclusion of revenues associated with the Packard business during 2002. On an organic basis, revenues for the second quarter of 2002 and the six months ended June 30, 2002 were flat over that of the same periods in 2001. This is a result of the expansion of services and consumables offset by weakness in product sales.

      Reported operating income for the second quarter of 2002 was $6.9 million compared to $9.4 million for the second quarter of 2001, a decrease of $2.5 million or 27%. For the six-month period ended June 30, 2002, reported operating income was $5.6 million versus $13.0 million in the comparable period of 2001, a decrease of $7.4 million or 57%. The decreases for both 2002 periods were due to the unfavorable impact of price and volume movements, foreign exchange and spending associated with the integration of the Packard operations.

      Adjusted operating profit before net nonrecurring items and intangibles amortization for the second quarter of 2002 was $12.3 million versus $15.2 million for the second quarter of 2001, a decrease of $2.9 million or 19%. As a percentage of sales, adjusted operating profit decreased to 10% during the second quarter of 2002 from 20% in the second quarter of 2001. For the six-month period ended June 30, 2002, adjusted operating profit was $25.1 million versus $25.8 million in the comparable period of 2001, a decrease of $0.7 million or 3%. As a percentage of sales, adjusted operating profit decreased to 10% during the six months ended June 30, 2002 from 18% in the six months ended July 1, 2001. The decrease noted in both comparable periods reflects the inclusion of lower-margin Packard sales in the 2002 period and the unfavorable impact of price and volume movements. Intangible amortization during the second quarter of 2002 totaled $5.4 million, driven by the inclusion of intangible assets assumed as part of the Packard acquisition. For the second quarter of 2001, the amortization of intangible assets totaled $0.5 million and goodwill amortization totaled $4.5 million. Pursuant to the adoption of SFAS No. 142, the amortization of goodwill ceased at the beginning of 2002. For the second quarter of 2001, nonrecurring charges totaled $0.9 million for integration-related expenditures associated with the integration of NEN. For the six months ended June 30, 2002, intangible amortization was $10.8 million. For the six months ended July 1, 2001, intangible amortization was $1.0 million and goodwill amortization was $9.0 million. Nonrecurring charges for the first six months of 2002 totaled $8.7 million and related to $4.0 million in restructuring charges, $3.2 million in integration and reorganization related charges associated with the integration of Packard and a $1.5 million Packard inventory write-up, all of which occurred during the first quarter of 2002. Nonrecurring charges for the first six months of 2001 totaled $2.8 million and were for integration-related expenditures associated with the NEN transaction.

Optoelectronics

      Revenues for the second quarter of 2002 were $82.8 million versus $97.6 million for the second quarter of 2001, resulting in a decrease of $14.9 million or 15%. The decrease reflects the disposal of the Voltarc business and certain product lines subsequent to the second quarter of 2001 as well as declines in the Fiber Optic, Lithography and Flash Lighting businesses which more than offset increased sales in the Digital Imaging and Sensors businesses. For the six-month period ended June 30, 2002, revenues were $152.1 million versus $204.6 million in the comparable period of 2001, a decrease of $52.5 million or 26%. The decrease in the comparable six-month period reflects weaknesses within certain end-markets served as well as the disposal of the Voltarc business and certain product lines subsequent to June 30, 2001. On an organic basis, revenues for the second quarter of 2002 decreased 7% versus that of the 2001 period, reflecting declines in the Fiber Optic, Lithography and Flash Lighting businesses which more than offset an increase in the Digital Imaging business. Organic revenue for the six-months ended June 30, 2002 were down 11% from that of the comparable 2001 period. This decrease also reflects declines in the Fiber Optic, Lithography and Flash Lighting businesses.

      Reported operating profit for the second quarter of 2002 was $4.8 million compared to a profit of $16.6 million for the second quarter of 2001, a decrease of $11.8 million or 71%. The decrease quarter over quarter reflects pricing pressure, lower sales volume and the associated lower utilization of production capacity, which have more than offset cost reductions resulting from previous restructuring actions. For the six-month period ended June 30, 2002, reported operating losses were $17.8 million versus an operating profit of $33.0 million in the same period of 2001, a decrease of $50.8 million. The decrease in operating profit in the 2002 six-month period over that of 2001 reflects the $17.2 million inventory adjustment in the first quarter of 2002 taken as a result of expected lower sales volume in several key markets, as well as lower revenues and associated utilization of production capacity.

      Adjusted operating profit, which is net of nonrecurring items and goodwill and intangibles amortization, for the second quarter of 2002 was $5.2 million versus $19.9 million for the second quarter of 2001, a decrease of $14.7 million or 74%. As a percentage of sales, adjusted operating profit declined to 6% during the second quarter of 2002 versus 20% during the comparable period of 2001. For the six-month period ended June 30, 2002, adjusted operating profit was $3.9 million versus $37.8 million in the comparable period of 2001, a decrease of $33.9 million or 90%. As a percentage of sales, adjusted operating profit declined to 3% during the six months ended June 30, 2002 versus 18% in the six months ended July 1, 2001. The declines in adjusted operating profit were due to lower revenues and associated lower utilization of production capacity. Intangible amortization totaled $0.4 million for the second quarter of 2002 and $0.3 million for the second quarter of

2001. For the second quarter of 2001, goodwill amortization totaled $1.4 million. Pursuant to the adoption of SFAS No. 142, the amortization of goodwill ceased at the beginning of 2002. During the second quarter of 2001, non-recurring charges totaled $1.6 million resulting from expenses related to production moves to lower-cost facilities. For the six-month period ended June 30, 2002, intangible amortization totaled $0.8 million versus $0.6 million in the comparable period of 2001. For the six-month period ended July 1, 2001, goodwill amortization totaled $2.8 million. Nonrecurring charges during the six-month period ended June 30, 2002 totaled $3.7 million, relating to a restructuring charge taken during the first quarter of 2002 for the closure of two sites and a workforce reduction that also occurred within the first quarter of 2002. Additionally, during the first quarter of 2002, the Company recorded a $17.2 million inventory write-down, as previously discussed. Nonrecurring charges during the six-month period ended July 1, 2001 totaled $1.3 million and related to $2.1 million in costs associated with production moves to lower cost facilities offset in part by a $0.8 million gain previously deferred from the sale of IC Sensors business.

Analytical Instruments

      Revenues for the second quarter of 2002 were $123.9 million versus $146.1 million for the second quarter of 2001, a decrease of $22.2 million or 15%. The decline was due in part to the disposal of businesses subsequent to the second quarter of 2001 and lower demand by customers within certain key end-markets. For the six-month period ended June 30, 2002, revenues were $239.4 million versus $290.9 million in the comparable period of 2001, a decrease of $51.5 million or 18%. On an organic basis, revenues for the three and six months ended June 30, 2002 decreased 11% from those of the comparable 2001 periods, reflecting a softening of demand for instruments in the pharmaceutical and chemical sectors, which more than offset increased sales to the environmental sector.

      Reported operating profit for the second quarter of 2002 was $4.6 million compared to $14.6 million for the second quarter of 2001, a decrease of $10.0 million or 68%. For the six-month period ended June 30, 2002, reported operating profit was $12.4 million versus $29.3 million in the comparable period of 2001, a decrease of $16.9 million or 58%. The decrease in both 2002 periods reflects lower sales volume and the associated lower capacity utilization due to softening end-market demand in key markets served and to a lesser extent the disposition of the Instruments for Research and Applied Science business in the fourth quarter of 2001.

      Adjusted operating profit before net nonrecurring items and goodwill and intangibles amortization for the second quarter of 2002 was $5.7 million versus $18.0 million for the second quarter of 2001, decreasing $12.3 million or 68%. As a percentage of sales, adjusted operating profit decreased to 5% in the second quarter of 2002 from 12% in the second quarter of 2001. For the six-month period ended June 30, 2002, adjusted operating profit was $10.9 million versus $34.2 million in the comparable period of 2001, a decrease of $23.3 million or 68%. As a percentage of sales, adjusted operating profit declined to 5% for the six months ended June 30, 2002 versus 12% in the six months ended July 1, 2001. The decrease in both periods to the comparable periods in 2001 is a result of revenue declines and dispositions previously discussed. Intangible amortization totaled $1.1 million for the second quarter of 2002 and $1.6 million for the second quarter of 2001. For the second quarter of 2001, goodwill amortization totaled $0.8 million. Pursuant to the adoption of SFAS No. 142, the amortization of goodwill ceased at the beginning of 2002. Nonrecurring charges during the second quarter of 2001 totaled $1.0 million and related to reorganization related charges associated with moves to lower cost manufacturing facilities and the consolidation of European finance functions. For the six-month period ended June 30, 2002 intangible amortization was $2.2 million and for the same period in 2001, intangible amortization was $3.1 million and goodwill amortization was $1.7 million. For the six-month period ended June 30, 2002, nonrecurring gains, net totaled $3.7 million, all of which occurred during the first quarter of 2002. The primary component of nonrecurring items during the first quarter of 2002 were $4.4 million in gains from the sale of facilities and $0.8 million in gains recognized from a disposition which occurred during December of 2001, offset by a $1.5 million restructuring charge taken during the quarter. The nonrecurring charges during the second quarter of 2001 previously discussed were offset during the six-month period ended July 1, 2001 by a nonrecurring gain of $1.0 million recognized in the first quarter of 2001 from a previously deferred sale of business.

Liquidity and Capital Resources

      Net cash used in operating activities from continuing operations was $26.6 million in the six months ended June 30, 2002 compared to a net cash generation of $6.2 million provided in the six months ended July 1, 2001. Net income from continuing operations before depreciation, amortization and other non-cash items for the first six months of 2002 was $37.8 million, net of the effect of the $17.2 million inventory adjustment within the Optoelectronics business during the first quarter of 2002. This is in comparison to a net profit on a similar basis of $78.2 million during the first six months of 2001. Gains on disposition of assets totaled $5.2 million for the first six months of 2002 versus $1.9 million in the first six months of 2001. Changes in working capital, which includes accounts receivable, inventory and accounts payable contributed $33.4 million of cash during the first six months of 2002 versus a usage of $36.4 million during the first six months of 2001. The working capital change during the first six months of 2002 reflects the $17.2 million inventory adjustment within the Optoelectronics business and a net increase of $1.0 million in borrowings under the Company’s receivable securitization program from $35.0 million at December 30, 2001 to $36.0 million at June 30, 2002. Before the effects of the Optoelectronics inventory adjustment, the Company decreased inventory levels by $10.4 million during the six-month period ended June 30, 2002 on lower sales volume. Cash outlays for restructuring actions totaled $25.6 million and accrued expenses and other assets and liabilities decreased $54.3 million during the six months ended June 30, 2002 versus restructuring cash outlays of $15.1 million and a decrease in other assets and liabilities of $20.5 million during the second quarter of 2001.

      In the six months ended June 30, 2002, the investing activities provided $62.2 million of cash from continuing operations. The Company made capital expenditures of $22.8 million in the areas of enhanced productivity and capacity within the businesses of drug discovery tools and other products for biomedical applications. Net proceeds from the dispositions of businesses and fixed assets of $119.0 million consisted of approximately $91 million in net proceeds received from the sale of the Security and Detection Systems business during the second quarter of 2002 and approximately $28 million associated with the sale of facilities during the first and second quarters of 2002. Cash outflows of $36.3 million associated with acquisitions, related primarily to the settlement of liabilities incurred in connection with the Packard acquisition.

      On March 1, 2002 the Company redeemed $118 million of 9.375% senior subordinated ten-year notes issued by Packard in March 1997 at a rate of 104.688%. Other uses of cash for financing activities in the six-month period ended June 30, 2002 included repurchases of common stock of $1.6 million and dividends of $17.6 million. The Company financed its cash requirements in the six-month period in part through net borrowings of $92 million under borrowing facilities discussed below and $8.7 million in proceeds from the exercise of employee stock options and participation in the employee stock purchase plan.

      The Company maintains two unsecured credit facilities totaling $370 million. The Company’s $270 million revolving credit facility was renewed in March 2002 and will expire in March 2003. The Company’s $100 million revolving credit facility was renewed in March 2001 and will expire in March 2006. These facilities have no significant commitment fees and have in the past served as backup facilities for the Company’s commercial paper borrowings. Under the terms of the credit agreements for these two facilities, the Company is required to maintain certain minimum Debt to Total Capital and Interest Coverage ratios. The Company was in compliance with these ratios as of June 30, 2002.

      The Company had commercial paper borrowings of $220 million at March 31, 2002. During the second quarter of 2002, the Company used approximately $100 million in proceeds from the sale of its Security and Detection Systems business and borrowed approximately $100 million under the 2006 credit facility to pay down these commercial paper borrowings. The Company had no commercial paper outstanding as of June 30, 2002 or December 30, 2001. The Company does not expect to be able to again utilize commercial paper borrowings in the near-term due to the recent downgrading of its debt rating.

      The Company is uncertain as to whether it will be able to comply with the Interest Coverage covenant in its credit agreements as of the end of the fiscal quarter ending September 30, 2002. Failure to comply with this covenant would constitute a default under one of the Company’s leases and the revolving credit facilities. The Company is negotiating waivers of or amendments to this covenant with the lenders under the credit facilities and the lessor under the lease, but there can be no assurance that the Company will be successful in obtaining such waivers or amendments.

      If the Company is unable to comply with this covenant and is not able to obtain waivers of or amendments to the covenant before the end of the third quarter of 2002, the Company plans to repay in full and terminate the credit facilities and the lease to avoid the occurrence of defaults thereunder and resulting defaults under certain of the Company’s other debt and lease arrangements. Any such termination of the credit facilities would eliminate the Company’s access to these external sources of capital. Based on amounts outstanding as of August 12, 2002, the Company would have to pay as much as approximately $150 million, including prepayment penalties, to repay the credit facilities and the lease.

      The Company believes that its cash on hand as of August 12, 2002 of approximately $170 million and cash expected to be generated during the third quarter will be sufficient to enable it to repay the credit facilities and the lease. If the Company requires additional capital to fund its ongoing operations, the Company believes that it will be able to obtain new external financing during the third quarter of 2002 because its overall debt obligations will have been significantly reduced by the repayment of the credit facilities and the lease. However, there can be no assurance that the Company will be successful in obtaining such new financing.

      If the Company does not satisfy the loan covenant, is unable to obtain waivers or amendments from the requisite lenders and lessor and does not have, and is not able to obtain, sufficient cash resources to repay the credit facilities and the lease, the Company would be in default under the credit facilities and the lease. In such event, cross-defaults would occur under substantially all of the Company’s other borrowings, with the effect that the lenders under virtually all of the Company’s borrowings and the lessors under certain of its lease obligations would have the right to accelerate such obligations and cause them to become due.

Critical Accounting Policies, Commitments and Certain Other Matters

      In the Company’s Form 10-K for the fiscal year ended December 30, 2001, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of equity investments, long-lived assets, intangible assets and goodwill, warranty, income taxes and litigation. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter ended June 30, 2002 that would warrant further disclosure under these releases.

Forward-Looking Information and Factors Affecting Future Performance

      This Quarterly Report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this Quarterly Report that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. A number of important factors and uncertainties could cause actual results to differ materially from those described in these forward-looking statements, including without limitation the risk factors set forth below.

      The following important factors affect our business and operations generally or affect multiple segments of our business and operations:

We have substantial existing debt and may incur additional debt in the future.

      As of June 30, 2002, we had $607 million in outstanding long-term indebtedness. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of interest on and other amounts due in respect of our indebtedness. We may also obtain additional long-term debt and working capital lines of credit and issue additional commercial paper to meet future financing needs, which would have the effect of increasing our total leverage.

      Our substantial leverage could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, or reacting to changes in our business and the industries in which we compete; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

      A significant portion of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase.

If we are unable to satisfy the financial covenants contained in our credit agreements, we would be in default, with the result that virtually all of our indebtedness and certain of our lease obligations would accelerate and become due.

      Under the terms of the credit agreements for our credit facilities, we are required to maintain certain minimum debt to total capital and interest coverage ratios. We are uncertain as to whether we will be able to comply with the interest coverage covenant in our credit agreements as of the end of our fiscal quarter ending September 30, 2002. Failure to comply with this covenant would be a default under the credit agreements and also would constitute a default under one of our leases. We are negotiating waivers of or amendments to this covenant with the lenders under the credit facilities and the lessor under the lease, but there can be no assurance that we will be successful in obtaining such waivers or amendments.

      If we are unable to comply with this covenant and are not able to obtain waivers of or amendments to the covenant before the end of the third quarter of 2002, we plan to repay in full and terminate the credit facilities and the lease to avoid the occurrence of defaults thereunder and resulting defaults under certain of our other debt and lease arrangements. Any such termination of the credit facilities would eliminate our access to these external sources of capital. Based on amounts outstanding as of August 12, 2002, we would have to pay as much as approximately $150 million, including prepayment penalties, to repay the credit facilities and the lease.

      If we do not satisfy the loan covenant, are unable to obtain waivers or amendments from the requisite lenders and lessor and do not have, and are not able to obtain, sufficient cash resources to repay the credit facilities and the lease, we would be in default under the credit facilities and the lease. In such event, cross-defaults would occur under substantially all of our other borrowings, with the effect that the lenders under virtually all of our borrowings and the lessors under certain of our lease obligations would have the right to accelerate such obligations and cause them to become due.

      If we do repay and terminate the credit facilities and the lease, we will attempt to obtain new loan facilities as external sources of capital. However, there can be no assurance that we will be successful in obtaining such new financing. If we are unable to obtain new financing, our ability to fund our operations in the future may be limited.

Our operating results have been harmed by cyclical downturns effecting a number of industries into which we sell our products.

      Some of the industries and markets into which we sell our products are cyclical. Industry downturns often are characterized by reduced product demand, excess manufacturing capacity and erosion of average selling prices. Significant downturns in our customers’ markets and in general economic conditions have resulted in a reduced demand for certain of our products and have hurt our operating results. For example, in the first two quarters of 2002, the operating results of our Analytical Instruments and Optoelectronics segments were adversely affected by the downturn in the telecom, pharmaceutical and photography markets. Current economic conditions have caused a decrease in capital spending by many of our customers, which in turn has adversely affected our revenues and business.

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

      One of our strategies is to supplement our internal growth by acquiring businesses and technologies that complement or augment our existing product lines, such as our acquisition of Packard BioScience Company in November 2001. We may be unable to identify or complete promising acquisitions for many reasons, including:

•	competition among buyers;

•	the need for regulatory and other approvals; and

•	the high valuations of businesses.

      Some of the businesses we may seek to acquire may be marginally profitable or unprofitable. Accordingly, the earnings or losses of acquired businesses may dilute our earnings. For these acquired businesses to achieve acceptable levels of profitability, we must improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating Packard or other acquired businesses into our existing operations.

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

      We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by these regulations. Any significant change in these regulations could reduce demand for our products or increase our costs of producing these products.

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

      As of June 30, 2002, our total assets included $1.4 billion of net intangible assets. Net intangible assets consist of goodwill associated with acquisitions and costs associated with securing patent rights and technology licenses, net of accumulated amortization. These assets have historically been amortized on a straight-line basis over their estimated useful lives. In connection with our adoption of SFAS No. 142, we discontinued the amortization of goodwill and indefinite lived intangible assets beginning in fiscal 2002. Instead, these items will be tested on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned.

      During the second quarter of 2002, we completed our transitional implementation of the impairment testing provisions of SFAS No. 142, which resulted in a $117.8 million after-tax charge for goodwill associated with our lighting reporting unit. In accordance with the provisions of SFAS No. 142, we took this charge as the effect of an accounting change as of the beginning of fiscal 2002.

      There can be no assurance that future impaiment testing will not result in additional intangible asset write-offs, which could adversely affect our results of operations.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      In papers dated July 1, 2002, Kevin Hatch filed a purported class action lawsuit in the United States District Court for the District of Massachusetts, Civil Action No. 02-11314 GAO, against PerkinElmer, Inc., Gregory L. Summe and Robert F. Friel, on behalf of himself and purchasers of the Company’s common stock between July 15, 2001 and April 11, 2002. The lawsuit seeks an unspecified amount of damages and claims violations of Sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934, alleging various statements made during the putative class period by the Company and its management were misleading with respect to the Company’s prospects and future operating results. At least eight virtually identical lawsuits subsequently have been filed in the United States District Court for the District of Massachusetts against the Company. The Company believes it has meritorious defenses to the lawsuits and intends to contest the actions vigorously. The Company is currently unable, however, to determine whether resolution of these matters will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      On June 21, 2002, a Current Report was filed with the Securities and Exchange Commission for the purpose of reporting that the Company had dismissed Arthur Andersen LLP as its independent public accountants.

      On June 21, 2002, a Current Report was filed with the Securities and Exchange Commission for the purpose of reporting that the Company had engaged Deloitte & Touche LLP to serve as its independent public accountants for the fiscal year ending December 29, 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ ROBERT F. FRIEL

Robert F. Friel
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 12, 2002

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.