Form 10-Q
period 2002-09-29
PERKINELMER INC
filed 2002-11-13
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2002 or
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

      Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2002

Common Stock, $1 par value	126,344,168 (Excluding treasury shares)

i

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(In thousands except per share data)
Sales	$366,011	$348,322	$1,095,400	$1,119,358
Cost of sales	219,256	192,649	663,017	622,553
Research and development expenses	20,505	18,488	64,915	61,086
Selling, general and administrative expenses	109,556	86,998	344,253	293,329
Loss (gains) on dispositions and restructuring charges, net	—	(2,500)	4,008	(13,348)

Operating income from continuing operations	16,694	52,687	19,207	155,738
Other expense, net	4,731	4,486	26,782	23,362

Income (loss) from continuing operations before income taxes	11,963	48,201	(7,575)	132,376
Provision (benefit) for income taxes	2,213	14,215	(2,742)	43,231

Income (loss) from continuing operations before effect of accounting change	9,750	33,986	(4,833)	89,145
Discontinued operations:
Loss from discontinued operations, net of income tax	(2,604)	(2,767)	(15,711)	(5,020)
Loss on disposition of discontinued operations, net of income tax	—	—	(10,966)	—

Net income (loss) before effect of accounting change	7,146	31,219	(31,510)	84,125
Effect of accounting change, net of income tax	—	—	(117,800)	—

Net income (loss)	$7,146	$31,219	$(149,310)	$84,125

Basic earnings (loss) per share:
Income (loss) from continuing operations before effect of accounting change	$0.08	$0.34	$(0.04)	$0.89
Discontinued operations:
Loss from discontinued operations, net of income tax	$(0.02)	$(0.03)	$(0.13)	$(0.05)
Loss on disposition of discontinued operation, net of income tax	—	—	(0.09)	—

Net (loss) income before effect of accounting change	$0.06	$0.31	(0.25)	0.84
Effect of accounting change, net of income tax	—	—	(0.94)	—

Net income (loss)	$0.06	$0.31	$(1.19)	$0.84

Diluted earnings (loss) per share:
Income (loss) from continuing operations before effect of accounting change	$0.08	$0.33	$(0.04)	$0.86
Discontinued operations:
Loss from discontinued operations, net of income tax	$(0.02)	$(0.03)	$(0.13)	$(0.05)
Loss on disposition of discontinued operations, net of income tax	—	—	(0.09)	—

Net income (loss) before effect of accounting change	$0.06	$0.30	(0.25)	$0.81
Effect of accounting change, net of income tax	—	—	(0.94)	—

Net income (loss)	$0.06	$0.30	$(1.19)	$0.81

Weighted average shares of common stock outstanding:
Basic	126,240	101,133	125,335	100,636
Diluted	126,775	104,341	125,335	104,179
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 29,	December 30,
	2002	2001

	(In thousands except
	share and per share data)
Current assets:
Cash and cash equivalents	$97,549	$138,250
Accounts receivable	294,651	319,063
Inventories	221,536	244,841
Other current assets	168,457	150,686
Current assets of discontinued operations	10,212	90,518

Total current assets	792,405	943,358

Property, plant and equipment:
At cost	556,280	530,327
Accumulated depreciation	(280,006)	(247,703)

Net property, plant and equipment	276,274	282,624
Investments	14,293	18,197
Intangible assets	1,446,689	1,530,053
Other assets	62,497	102,055
Long-term assets of discontinued operations	7,157	93,651

Total assets	$2,599,315	$2,969,938

Current liabilities:
Short-term debt	$153,218	$125,984
Accounts payable	138,260	128,952
Accrued restructuring costs	31,970	51,735
Accrued expenses	345,697	427,550
Current liabilities of discontinued operations	3,684	20,814

Total current liabilities	672,829	755,035
Long-term debt	438,792	598,125
Long-term liabilities	272,599	253,164
Long-term liabilities of discontinued operations	2,158	57
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $1 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value, authorized 300,000,000 shares; issued 145,101,000 shares at September 29, 2002 and December 30, 2001	145,101	145,101
Capital in excess of par value	644,188	641,164
Retained earnings	666,255	842,004
Accumulated other comprehensive loss	(45,023)	(60,940)
Cost of shares held in treasury — 19,798,000 shares at September 29, 2002 and 20,913,000 shares at December 30, 2001	(197,584)	(203,772)

Total stockholders’ equity	1,212,937	1,363,557

Total liabilities and stockholders’ equity	$2,599,315	$2,969,938

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	September 29,	September 30,
	2002	2001

	(In thousands)
Operating activities:
Net (loss) income	$(149,310)	$84,125
Less effect of accounting change	117,800	—
Less net loss from discontinued operations	26,677	5,020

(Loss) income from continuing operations	(4,833)	89,145
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) continuing operations:
Revaluation of acquired inventory	1,500	—
Amortization of debt discount and issuance costs	15,694	15,473
Depreciation and amortization	55,849	61,917
Gains on dispositions and sales of investments, net	(5,335)	(17,339)
Net gain on purchase of debt	1,470	—
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable	38,822	3,311
Inventories	28,826	(41,763)
Accounts payable	10,560	(1,813)
Accrued restructuring costs	(28,856)	(27,238)
Accrued expenses and other	(55,743)	(6,035)

Net cash provided by operating activities from continuing operations	57,954	75,658
Net cash used in operating activities from discontinued operations	(6,495)	(10,542)

Net cash provided by operating activities	51,459	65,116
Investing activities:
Capital expenditures	(31,751)	(72,796)
Proceeds from dispositions of businesses, net	97,494	—
Proceeds from disposition of property, plant and equipment, net	28,342	6,800
Cost of acquisitions, net of cash acquired	(39,208)	(16,412)
Proceeds from sale of investments, net	3,242	3,637

Net cash provided by (used in) investing activities from continuing operations	58,119	(78,771)
Net cash used in investing activities from discontinued operations	(5,200)	(17,077)

Net cash provided by (used in) investing activities	52,919	(95,848)
Financing activities:
Increase in commercial paper borrowings	—	43,000
Increase (decrease) in other debt	65,202	(6,467)
Prepayment of short-term debt	(123,683)	—
Prepayment of zero coupon convertible debt	(84,440)	—
Proceeds from exercise of stock options and employee stock purchase plans	14,062	21,657
Purchases of common stock	(1,636)	(2,171)
Cash dividends	(26,436)	(21,176)

Net cash (used in) provided by financing activities from continuing operations	(156,931)	34,843
Effect of exchange rate changes on cash and cash equivalents	11,852	(1,263)

Net (decrease) increase in cash and cash equivalents	(40,701)	2,848
Cash and cash equivalents at beginning of period	138,250	125,551

Cash and cash equivalents at end of period	$97,549	$128,399

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

      The consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report for the fiscal year ended December 30, 2001, filed on Form 10-K with the SEC (the “2001 Form 10-K”). The balance sheet amounts at December 30, 2001 in this report were extracted from the Company’s audited 2001 financial statements included in the 2001 Form 10-K. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. The assets and liabilities from businesses the Company has approved to dispose but not yet disposed, have been identified and reflected within the assets and liabilities from discontinued operations. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. All such adjustments are of a normal recurring nature with the exception of those entries resulting from discontinued operations, gains and losses on dispositions and the effect of an accounting change. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 29, 2002 are not necessarily indicative of the results for the entire fiscal year.

      In June 2002, the Company approved separate plans to dispose of its Telecom Components and Entertainment Lighting businesses. The Company has accounted for these businesses as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”); which the Company adopted as of the beginning of fiscal 2002. The Company’s Security and Detection Systems business, disposed of during June 2002, was approved for disposal during 2001 in accordance with Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”).

      During October 2001, the Board of Directors approved a plan to sell the Fluid Sciences business unit, at which time the business was reflected as a discontinued operation in the Company’s consolidated financial statements in accordance with APB No. 30. The sale of the business has not been completed due to external market conditions. As APB No. 30 affords a one-year window for the completion of a disposition, the Company has reflected the Fluid Sciences business unit within its consolidated results from continuing operations. All periods presented have been adjusted to reflect this change.

      The consolidated financial statements included herein reflect the Company’s adoption of SFAS No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) as of the beginning of the 2002 fiscal year. SFAS No. 141 requires all business combinations initiated after September 29, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually at a minimum for potential impairment. The impact of this adoption is further discussed in Note 12.

      The consolidated financial statements included herein reflect the Company’s early adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”) as of July 2, 2002. Accordingly, the gains and losses resulting from the Company’s extinguishments of debt during the first and third quarters of 2002 have been reflected in other expense, net within the Company’s consolidated income statements, as discussed in Note 6.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On October 29, 2002, the Company announced its intention to consolidate its Life Sciences and Analytical Instruments operations into a new integrated business — Life and Analytical Sciences. The Company expects that, as a result of the integration, certain restructuring actions may be necessary.

(2) Acquisitions

      On November 13, 2001, the Company completed the acquisition of Packard BioScience Company (Packard) for consideration of approximately $762 million in the form of approximately 22 million of the Company’s common shares and the assumption of $118 million in debt which was redeemed in March 2002 resulting in a pretax loss of $5.5 million (Note 6). Packard is a global developer, manufacturer and marketer of instruments and related consumables and services for use in drug discovery and other life sciences research and generated sales of approximately $165 million for its fiscal year ended December 31, 2000.

      Packard’s operations, assumed as of the date of acquisition, are reported within the results from operations of the Life Sciences segment as of November 13, 2001 and, as a result, were not reflected in the results from operations for the three and nine months ended September 30, 2001. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 and the Company has accordingly allocated the purchase price of Packard based upon the fair value of the net assets acquired and liabilities assumed. The Company expects the allocation of the purchase price to be finalized during the fourth quarter of 2002.

      Unaudited pro forma operating results for the Company from continuing operations for the nine months ended September 30, 2001, assuming the Packard acquisition was completed as of January 1, 2001, would be as follows: sales of $1,269.9 million; net income from continuing operations of $83.3 million; basic and diluted earnings of $0.68 and $0.66 per share, respectively.

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

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring activity for the 2002 plan during the three and nine months ended September 29, 2002:

	Three Months	Nine Months
	Ended	Ended
	September 29,	September 29,
	2002	2002

	(In millions)
Accrued restructuring costs at beginning of period	$1.4	$—
Additions	—	9.2
Payments	(0.2)	(8.0)

Accrued restructuring costs at September 29, 2002	$1.2	$1.2

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

      The following table summarizes the restructuring activity for the 2001 plan during the three and nine months ended September 29, 2002:

	Three Months	Nine Months
	Ended	Ended
	September 29,	September 29,
	2002	2002

	(In millions)
Accrued restructuring costs at beginning of period	$4.4	$7.6
Payments	(0.8)	(4.0)

Accrued restructuring costs at September 29, 2002	$3.6	$3.6

      As part of the Packard acquisition, the Company recorded approximately $33 million in integration charges as detailed in the Company’s 2001 Form 10-K (the “Packard plan”). The integration plans include initiatives to integrate the operations of Packard and the Company and are principally comprised of amounts related to employee separation costs and the termination of leases and other obligations.

      The following table summarizes the restructuring activity for the Packard plan during the three and nine months ended September 29, 2002:

	Three Months	Nine Months
	Ended	Ended
	September 29,	September 29,
	2002	2002

	(In millions)
Accrued restructuring costs at beginning of period	$27.0	$33.0
Payments	(0.7)	(6.7)

Accrued restructuring costs at September 29, 2002	$26.3	$26.3

      As part of the Analytical Instruments acquisition, the Company recorded approximately $52 million in charges. This plan primarily included actions to integrate the operations of the acquired business and improve their cost structure through consolidation or shutdown of certain facilities, workforce and overhead reductions and the termination of certain leases and other obligations. The remaining balance of these accrued charges were expended during the three months ended March 31, 2002.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months	Nine Months
	Ended	Ended
	September 29,	September 29,
	2002	2002

	(In millions)
Accrued restructuring costs at beginning of period	$—	$9.2
Payments	—	(9.2)

Accrued restructuring costs at September 29, 2002	$—	$—

      Additionally, during 1999, the Company recognized a $23.5 million restructuring charge in connection with the closure and consolidation of certain facilities, underutilized assets and product lines. As of September 29, 2002, $0.9 million remained accrued for under this plan. Spending against this plan totaled $1.0 million during the nine months ended September 29, 2002.

      Cash outlays, both foreign and domestic, during the nine months ended September 29, 2002 were approximately $28.9 million for all of these plans. There were no significant revisions to these accruals during the three and nine months ended September 29, 2002. The majority of the actions remaining at September 29, 2002 are expected to occur in fiscal 2002.

(4)	Gains on Dispositions

      The Company did not recognize any gains on dispositions within continuing operations during the third quarter of 2002. During the third quarter of 2001, the Company recognized $2.0 million in gains associated with the disposition of the Berthold business within the Analytical Instruments business. During the nine months ended September 29, 2002 the Company recognized gains from dispositions totaling $5.2 million resulting from $4.4 million in net gains from facility sales and $0.8 million in gains previously deferred from the fourth quarter 2001 sale of the Instruments for Research and Applied Science business reflecting the resolution of certain contingencies for which amounts had previously been deferred. During the nine months ended September 30, 2001, the Company recognized $10.3 million in gains from dispositions, of which $4.5 million resulted from the Company’s disposition of its Space Valves business within the Fluid Sciences business, $2.0 million resulting from the disposition of the Berthold business and $3.8 million resulted from deferred gains from previously divested businesses.

(5) Inventories

      Inventories consisted of the following:

	September 29,	December 30,
	2002	2001

	(In thousands)
Raw materials	$84,555	$76,085
Work in progress	45,143	60,872
Finished goods	91,838	107,884

	$221,536	$244,841

(6) Long-term Debt

      During the third quarter of 2002, the Company repurchased a portion of its zero coupon convertible debentures due 2020 with a carrying amount of approximately $91.8 million for approximately $84.4 million. These transactions resulted in a gain of approximately $6.7 million net of a pro rata portion of deferred issuance costs, which has been reflected in other expense, in accordance with the Company’s early adoption of SFAS No. 145 as of July 2, 2002.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 1, 2002, the Company elected to redeem $118 million of senior subordinated ten-year notes issued in March 1997 at an interest rate of 9.375%, which were assumed as part of the Packard acquisition (“the Packard Notes”). The Packard Notes were redeemed at a redemption price of 104.688% of the principal amount plus accrued interest. As a result, the Company recognized a pre-tax loss on the early retirement of debt of $5.5 million, which reflects the call premium paid on the redemption. The redemption was funded through borrowings under the Company’s commercial paper program. The loss, which was classified as an extraordinary item on the Company’s Consolidated Income Statements prior to the Company’s adoption of SFAS No. 145, is now shown as a component of other expense, net.

      The Company maintains two unsecured credit facilities. Both facilities were amended in September 2002. Prior to their amendment, the facilities consisted of a $270 million 364-day revolving credit facility (the “364-day facility”) which will expire in March 2003, and a $100 million 5-year revolving credit facility (the “5-year facility”) which will expire in March 2006. Borrowings outstanding under the 364-day facility at maturity may be converted, at the Company’s option, into a one-year term note due in March 2004, subject to the Company’s compliance with the facility’s financial covenants at maturity.

      During September 2002, the Company significantly amended both facilities as follows:

•	the borrowing capacity under the 364-day facility was reduced from $270 million to $200 million;

•	provisions were added that would further reduce the borrowing capacity under the 364-day facility in amounts equal to:

(A)	100% of any amounts used by the Company to repurchase zero coupon convertible debentures; and

(B)	50% of the net proceeds received by the Company from future asset sales and capital market transactions, up to a maximum reduction of $100 million pursuant to this provision;

Additionally, any repurchase amounts on the zero coupon convertible debenture will directly increase the maximum downward adjustment to the credit facility in the event of an asset sale or capital market transaction.

•	the spread over LIBOR on borrowings under the facilities increased by 37.5 basis points;

•	the definition of EBITDA was clarified to exclude certain non-operating items; and

•	a new consolidated indebtedness leverage ratio was added.

      As of September 29, 2002, there were no borrowings outstanding under the 364-day facility. Accordingly, as of September 29, 2002, borrowing availability under the 364-day facility was approximately $115.6 million due to the Company’s repurchases of zero coupon convertible debentures described above. As of September 29, 2002, the Company had $73 million in borrowings outstanding under the 5-year facility and $27 million of borrowing availability. Because of the long-term nature of the 5-year facility, these borrowings have been classified in long-term debt at the end of the period.

      As of September 29, 2002, there were outstanding zero coupon convertible debentures with an accreted value of $404 million. Holders of the debentures may require the Company to repurchase some or all of the debentures in August 2003 and August 2010, or at any time upon certain changes of control in the Company, at a repurchase price equal to the initial price to the public plus the accrued original issue discount through the date of the repurchase. The Company has the right to repay some or all of the debentures with its common stock based on the then current market price, subject to satisfying conditions within the trust indenture, including that the shares of common stock must be issued either pursuant to an effective registration statement or an exemption therefrom under applicable securities laws. As of September 29, 2002, the obligation of the Company to repurchase the debentures would have been considered short-term in nature.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, as of September 29, 2002, the Company had the ability to use existing borrowing availability under the 364-day facility and the 5-year facility to refinance a portion of the aggregate repurchase price on a long-term basis as well as the ability to issue shares to satisfy a portion of this potential repurchase obligation. Accordingly, $250.5 million of the $404.0 million obligation has been classified as long-term in nature. The remainder was included in short-term debt.

(7) Synthetic Lease and Accounts Receivable Securitization

      As described in the 2001 10-K, the Company is a party to both a synthetic lease and an accounts receivable securitization facility. The synthetic lease was amended in September 2002. Prior to its amendment, the synthetic lease had allowed the Company to lease a $30.0 million facility in the Optoelectronics segment over a six-year term. The amendment increased the monthly amount payable under the lease and shortened the term of the lease from December 2006 to the earlier of the sale of the Company’s Fluid Sciences business unit or February 2003. The accounts receivable securitization facility provides for up to $51.0 million in accounts receivable sales. Amounts outstanding under this facility at September 29, 2002 and December 30, 2001 were $38.0 million and $37.0 million, respectively. The facility includes conditions that require the Company to maintain a debt rating of BB or above as defined by Standard & Poors Rating Services, and Ba2 or above as defined by Moody’s Investors Service.

(8) Earnings Per Share

      Basic earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding plus all potentially dilutive common shares outstanding, primarily shares issuable upon the exercise of stock options using the treasury stock method. For the nine months ended September 29, 2002, potentially dilutive securities were excluded from the calculation of weighted-average shares outstanding because of their anti-dilutive effect due to the net loss during the period. The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(In thousands)
Number of common shares — basic	126,240	101,133	125,335	100,636
Effect of dilutive securities
Stock options	30	2,193	—	2,415
Restricted stock and other	505	1,015	—	1,128

Number of common shares — diluted	126,775	104,341	125,335	104,179

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Comprehensive (Loss) Income

      Comprehensive (loss) income consisted of the following:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(In thousands)
Net income (loss)	$7,146	$31,219	$(149,310)	$84,125
Other comprehensive (loss) income:
Gross foreign currency translation adjustments	(8,260)	12,881	17,617	(6,526)
Unrealized losses on derivatives, net of tax	(585)	(539)	(1,244)	(87)
Unrealized losses on securities, net of tax	(384)	(1,321)	(456)	(2,509)

	(9,229)	11,021	15,917	(9,122)
Comprehensive (loss) income	$(2,083)	$42,240	$(133,393)	$75,003

      The components of accumulated other comprehensive loss were as follows:

	September 29,	December 30,
	2002	2001

	(In thousands)
Foreign currency translation adjustments	$(43,304)	$(60,921)
Unrealized gains on derivative instruments	163	1,407
Unrealized losses on securities	(1,882)	(1,426)

Accumulated other comprehensive loss	$(45,023)	$(60,940)

(10) Industry Segment Information

      The Company’s continuing operations are classified into four reportable segments, which reflect the Company’s management and structure: Life Sciences, Optoelectronics, Analytical Instruments and Fluid Sciences. The accounting policies of the reportable segments are the same as those described in Note 1 of the 2001 Form 10-K. The Company evaluates the performance of its reportable segments based on operating profit. Intersegment sales and transfers are not significant. Unaudited sales and operating profit information by segment for the third quarter and year to date of 2002 and 2001 detailed below is discussed in Item 2 of this Quarterly Report on Form 10-Q and is considered an integral part of this note.

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(In thousands)
Life Sciences
Sales	$117,729	$74,764	$363,523	$221,637
Operating profit	5,002	9,071	11,324	22,064
Optoelectronics
Sales	84,349	90,657	236,472	295,105
Operating profit (loss)	6,164	17,883	(11,654)	50,925

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(In thousands)
Analytical Instruments
Sales	115,138	130,187	354,551	421,262
Operating profit	4,554	13,612	18,940	42,905
Fluid Sciences
Sales	48,795	52,714	140,854	181,354
Operating profit	5,446	14,367	12,715	48,223
Other
Operating loss	(4,472)	(2,246)	(12,118)	(8,379)
Continuing Operations
Sales	$366,011	$348,322	$1,095,400	$1,119,358

Operating profit	$16,694	$52,687	$19,207	$155,738

      The Company’s Telecom Components and Entertainment Lighting businesses (formerly included in the Optoelectronics segment) and Security and Detection Systems business (formerly included in the Analytical Instruments segment) are presented as discontinued operations and, therefore, are not included in the preceding table (Note 11).

      The basis under which certain Company-wide costs are allocated to the business units was re-measured for all periods presented due to the Company reinstating the Fluid Sciences business as a continuing operation in accordance with APB No. 30. All prior periods appearing in this report have been adjusted for this change.

(11) Discontinued Operations

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

      During June 2002, the Company approved separate plans to shutdown its Telecom Components and sell its Entertainment Lighting businesses as part of its continued efforts to focus on higher growth opportunities. The results of these businesses were previously reported as part of the Optoelectronics segment. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144, and accordingly, has presented the results of operations and related cash flows of these businesses as discontinued operations for all periods presented. The assets and liabilities of these disposal groups have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying Consolidated Balance Sheets.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company ceased operations of its Telecom Components business as of June 30, 2002. A pre-tax loss of $17.5 million was recorded as a disposition of discontinued operations in the second quarter of 2002 as a result of $0.5 million in severance charges and $17.0 million for the net write-off of fixed assets, inventory and other assets, including the write-down of an equity investment held by the Telecom Components business. As a result of the write-off, the carrying value of the net assets of the Telecom Components business was reduced to an amount management believes is recoverable.

      The Company’s results from discontinued operations for the quarter ended September 29, 2002 included revenues of $2.6 million and an after-tax loss from operations of $2.1 million from the Entertainment Lighting business. A pre-tax loss of $2.1 million was recorded as a disposition of discontinued operations in the three months ended June 30, 2002 to bring the carrying value of the net assets of the Entertainment Lighting business down to an amount management believes is recoverable.

      During October 2001, the Board of Directors approved a plan to sell the Fluid Sciences business unit, at which time the business was reflected as a discontinued operation in the Company’s consolidated financial statements in accordance with APB No. 30. The sale of the business has not been completed due to external market conditions. As APB No. 30 affords a one-year window for the completion of a disposition, the Company has reflected the Fluid Sciences business unit within its consolidated results from continuing operations. All periods presented have been adjusted to reflect this change.

      Summary operating results of the discontinued operations discussed above which are reported as a separate line on the Company’s Consolidated Income Statements were as follows:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(In thousands)
Sales	$2,603	$6,523	$117,544	$71,912
Costs and expenses	4,906	10,179	131,584	75,147

Operating loss from discontinued operations	(2,303)	(3,656)	(14,040)	(3,235)
Other expense, net	(1,014)	(223)	(6,638)	(3,820)

Operating loss from discontinued operations before income taxes	(3,317)	(3,879)	(20,678)	(7,055)
Benefit for income taxes	(713)	(1,112)	(4,967)	(2,035)

Loss from discontinued operations, net of taxes	$(2,604)	$(2,767)	$(15,711)	$(5,020)

(12) Goodwill and Intangible Assets

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires all business combinations initiated after July 1, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually at a minimum for potential impairment by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The provisions of SFAS No. 142 are effective for the Company’s current fiscal year. Accordingly, the Company has ceased goodwill amortization as of the beginning of fiscal 2002. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon initial adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill of such unit. If the fair value exceeds the carrying value,

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds the corresponding fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be evaluated in the third step of the impairment testing which places the value of the goodwill balance to that which would be accounted for under purchase accounting.

      In connection with adopting this standard, the Company, assisted by independent valuation consultants, has completed the transitional testing of goodwill using a measurement date of January 1, 2002. The results of this testing indicate that the carrying values of the lighting reporting unit within the Optoelectronics business unit exceeds the estimated fair value of this unit as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Accordingly, an impairment charge has been recognized as a change in accounting principle as of the beginning of 2002. The impairment charge was $117.8 million on a before and after-tax basis.

      The adjustment to previously reported net income (loss) and earnings (loss) per share below illustrates the impact of goodwill amortization on reported results. The impact on net income (loss), and basic and diluted net earnings (loss) per share for the three and nine months ended September 29, 2002 and September 30, 2001 is as follows:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(In thousands, except per share amounts)
Reported income (loss) from continuing operations before effect of accounting change	$9,750	$33,986	$(4,833)	$89,145
Goodwill amortization, net of tax	—	7,253	—	21,696

Adjusted income (loss) from continuing operations before effect of accounting change	$9,750	$41,239	$(4,833)	$110,841

Basic earnings (loss) per share:
Reported income (loss) before effect of accounting change	$0.08	$0.34	$(0.04)	$0.89
Goodwill amortization, net of tax	—	0.07	—	0.22

Adjusted income (loss) from continuing operations before effect of accounting change	$0.08	$0.41	$(0.04)	$1.10

Diluted earnings (loss) per share:
Reported income (loss) from continuing operations before effect of accounting change	$0.08	0.33	$(0.04)	$0.86
Goodwill amortization, net of tax	—	0.07	—	0.21

Adjusted income (loss) from continuing operations before effect of accounting change	$0.08	$0.40	$(0.04)	$1.06

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible asset balances at September 29, 2002 by business segment were as follows:

			Analytical
	Life Sciences	Optoelectronics	Instruments	Fluid Sciences	Consolidated

	(In thousands)
Patents	$291,147	$12,682	$2,800	$4,000	$310,629
Less: Accumulated depreciation	(22,191)	(4,935)	(467)	(3,600)	(31,193)

Net patents	268,956	7,747	2,333	400	279,436
Trademarks	12,088	—	76,000	—	88,088
Less: Accumulated depreciation	(506)	—	(4,908)	—	(5,414)

Net patents	11,582	—	71,092	—	82,674
Licenses	47,099	1,385	—	—	48,484
Less: Accumulated depreciation	(4,202)	(1,281)	—	—	(5,483)

Net licenses	42,897	104	—	—	43,001
Core technology	—	—	85,000	—	85,000
Less: Accumulated depreciation	—	—	(14,167)	—	(14,167)

Net core technology	—	—	70,833	—	70,833

Net amortizable intangible assets	323,435	7,851	144,258	400	475,944
Net goodwill	707,015	36,057	191,343	36,330	970,745

TOTALS	$1,030,450	$43,908	$335,601	$36,730	$1,446,689

(13) Recently Issued Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt an amendment of APB No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion No. 30 will now be used to classify those gains and losses. The Company has elected to early adopt the provisions of SFAS No. 145 as of July 2, 2002. As a result, the $6.7 million net gain resulting from the early extinguishment of a portion of the Company’s zero coupon convertible debentures discussed in Note 6 was recognized within other expense, net during the third quarter of 2002. Additionally, the $5.5 million extraordinary loss resulting from the early extinguishment of the Packard Notes during the first quarter of 2002 was reclassified to other expense, for the nine months ended September 29, 2002.

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

(14) Contingencies

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

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $7.2 million as of September 29, 2002, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the potential recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. The Company expects that such accrued amounts could be paid out over a period of up to five years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company’s financial position or results of operations.

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

      During October 2001, the Board of Directors approved a plan to sell the Fluid Sciences business unit, at which time the business was reflected as a discontinued operation in the Company’s consolidated financial statements in accordance with APB No. 30. The sale of the business has not been completed due to external market conditions. As APB No. 30 affords a one-year window for the completion of a disposition, the Company has reflected the Fluid Sciences business unit within its consolidated results from continuing operations. All periods presented have been adjusted to reflect this change.

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

      The consolidated financial statements included herein reflect the Company’s early adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”) as of July 2, 2002. Accordingly, the gains and losses resulting from the Company’s extinguishments of debt during the first and third quarters of 2002 have been reflected in other expense, net within the Company’s consolidated income statements.

Discussion of Consolidated Results of Continuing Operations

      The table below presents adjusted income from continuing operations, net of income tax, which excludes goodwill and intangible amortization, a $17.2 million inventory adjustment within the Optoelectronics business in the first quarter of 2002 and the impact of nonrecurring items:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(In thousands)
Sales	$366,011	$348,322	$1,095,400	$1,119,358
Cost of sales	219,256	189,174	644,284	616,978
Research and development costs	20,505	18,488	64,915	58,593
Selling, general and administrative expenses	102,436	75,025	319,742	258,302

Adjusted operating income from continuing operations	23,814	65,635	66,459	185,485
Other expense, net	4,731	7,875	26,782	26,751

Adjusted income from continuing operations before income taxes	19,083	57,760	39,677	158,734
Provision for income taxes	4,876	16,105	11,902	46,095

Adjusted income from continuing operations, net of income tax	$14,207	$41,655	$27,775	$112,639

      The following table reconciles the adjusted income from continuing operations before income taxes set forth above to net income (loss) from continuing operations before the effect of an accounting change:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(In thousands)
Adjusted income from continuing operations before income taxes	$19,083	$57,760	$39,677	$158,734
Nonrecurring items:
Acquisition related charges	—	(1,390)	(1,500)	(4,173)
Gains on dispositions, net	—	5,390	5,216	13,738
Restructuring charges	—	500	(9,224)	3,000
Integration and reorganization-related charges	—	(3,917)	(3,242)	(9,127)

Net nonrecurring items	—	583	(8,750)	3,438
Inventory adjustments	—	—	(17,233)	—
Goodwill and intangibles amortization	(7,120)	(10,142)	(21,269)	(29,796)

Income (loss) from continuing operations before income taxes	11,963	48,201	(7,575)	132,376
Provision (benefit) for income taxes	2,213	14,215	(2,742)	43,231

Net income (loss) from continuing operations before effect of accounting change	$9,750	$33,986	$(4,833)	$89,145

      Note:     References to reported results refer to US GAAP results whereas adjusted results reflect US GAAP results excluding the impact of goodwill and intangible amortization, the impact of nonrecurring items prior to the second quarter of 2002 and a $17.2 million inventory adjustment within the Optoelectronics business in the first quarter of 2002.

     Sales

      Sales for the third quarter of 2002 were $366.0 million versus $348.3 million during the third quarter of 2001, representing an increase of $17.7 million or 5%. The increase is reflective of the inclusion of the results associated with Packard, which was acquired in November 2001, as well as the favorable impact of foreign exchange movements, which contributed approximately $6.9 million during the third quarter of 2002. For the nine-month period ended September 29, 2002, sales were $1,095.4 million versus $1,119.4 million for the comparable period in 2001, representing a decrease of $24.0 million or 2%. The decrease during the comparable nine-month period reflects decreased sales as a result of businesses disposed of subsequent to the third quarter of 2001 and industry-wide declines in certain Life Sciences, Optoelectronics, Analytical Instruments and Fluid Sciences end-markets, which more than offset the inclusion of Packard revenues during 2002. Organic revenue, which the Company defines as growth in historical businesses plus growth in acquired businesses assuming they were owned in prior periods, adjusted for the effects of exited businesses and foreign exchange, was down 5% during the third quarter of 2002 and 9% during the nine-month period ended September 29, 2002 versus the comparable periods in 2001. The decline in organic revenue noted in both 2002 periods from the comparative periods in 2001 was driven by declines in all four of the Company’s reportable segments.

     Cost of Sales and Revaluation of Acquired Inventory

      Reported cost of sales were $219.3 million for the third quarter of 2002 versus $192.6 million during the third quarter of 2001, which represented an increase of $26.6 million or 14%. For the nine-month period ended September 29, 2002, reported cost of sales were $663.0 million versus $622.6 million for the comparable period in 2001, an increase of $40.5 million or 6%, reflecting the impact of nonrecurring items and a one-time inventory write-down totaling $17.2 million within the Optoelectronics business unit during the first quarter of 2002 which are discussed below. The increase in both comparative periods is attributable to the inclusion of costs associated with Packard sales, decreased production and lower capacity utilization leading to unabsorbed manufacturing expenses during the quarter as well as the impact of foreign exchange movements.

      Adjusted cost of sales, which excludes the impact of nonrecurring items, was $219.3 million in the third quarter of 2002 versus $189.2 million during the third quarter of 2001, an increase of $30.1 million or 16%. As a percentage of sales, adjusted cost of sales increased to 60% for the third quarter of 2002 from 54% in the third quarter of 2001. The increase on a percentage basis reflects lower production volumes and lower capacity utilization during the third quarter of 2002 versus the third quarter of 2001. Nonrecurring charges impacting cost of goods sold during the third quarter of 2001 totaled $3.5 million relating to costs associated with moves to lower cost facilities and the integration of the Packard business. Adjusted cost of sales for the nine months ended September 29, 2002, which excludes the cost of a $17.2 million inventory adjustment within the Optoelectronics business unit during the first quarter of 2002 and the impact of nonrecurring items, were $644.3 million versus $617.0 million for the same period of 2001, representing an increase of $27.3 million or 4%. As a percentage of sales, adjusted cost of sales increased to 59% in the first nine months of 2002 versus 55% in the same period in 2001. Nonrecurring items for the first nine months of 2002 totaled $1.5 million and related to the revaluation of acquired inventory resulting from the Packard acquisition. The results from the first nine months of 2001 included $5.6 million in nonrecurring charges within cost of sales related to production moves to lower cost facilities.

     Research and Development Charges

      Reported and adjusted research and development expenses increased to $20.5 million in the third quarter of 2002 from $18.5 million in the third quarter of 2001, an increase of $2.0 million or 11%. On a Company-wide basis, research and development expenses were 6% for the third quarter of 2002 versus 5% for the third quarter of 2001 as a percentage of sales. For the nine-month period ended September 29, 2002, reported research and development expenses were $64.9 million versus $61.1 million for the comparable period in 2001, an increase of $3.8 million or 6%. Research and development expenses were 6% for the nine months ended September 29, 2002 versus 5% for the nine months ended September 30, 2001 as a percentage of sales. Adjusted research and development charges for the nine months ended September 29, 2002 were $64.9 million versus $58.6 million for the comparable period in 2001. The adjusted expenditures during the nine months ended September 30, 2001 does not reflect a $2.5 million in-process research and development charge taken during the first quarter of 2002. The increase noted in both comparable periods reflects the inclusion of research and development efforts associated with the Packard business. Research and development efforts during the third quarter of 2002 were mainly directed at new product developments for the drug discovery tools, genetic disease screening, pharmaceutical, environmental and biomedical end-markets. Research and development spending is not uniform across all of the Company’s reportable segments.

     Selling, General and Administrative Expenses

      Reported SG&A expenses for the third quarter of 2002 were $109.6 million versus $87.0 million for the third quarter of 2001, representing an increase of $22.6 million or 26%. For the nine-month period ended September 29, 2002, reported SG&A expenses were $344.3 million versus $293.3 million for the comparable period in 2001, representing an increase of $50.9 million or 17%. The increase during both the three and nine-month periods of 2002 over those of 2001 reflects the addition of costs associated with Packard operations, the negative impact of foreign exchange during both 2002 periods as well as increased investments made in the sales and marketing function. Also reflected in the 2002 periods are the increased amortization expenses associated with the intangibles acquired as part of the Packard acquisition and the integration and reorganization related charges of $3.2 million during the first quarter of 2002, which were offset by the discontinuance of goodwill amortization as discussed below.

      Adjusted SG&A expenses, which exclude goodwill and intangibles amortization and the impact of nonrecurring items, were $102.4 million for the third quarter of 2002 versus $75.0 million for the same period in 2001, representing an increase of $27.4 million or 37%. As a percentage of sales, adjusted SG&A expenses were 28% in the third quarter of 2002 versus 22% in the same period in 2001. For the nine-month period ended September 29, 2002, adjusted SG&A expenses were $319.7 million versus $258.3 million for the comparable period in 2001, representing an increase of $61.4 million or 24%. As a percentage of sales, SG&A expenses were 29% for the nine-month period ended September 29, 2002 versus 23% for the nine-month period ended September 30, 2001. The increase reflects the inclusion of SG&A expenses associated with Packard operations, as well as investments made in the sales and marketing function during the third quarter of 2002 and the negative impact of foreign exchange during the quarter. Intangibles amortization increased to $7.1 million in the third quarter of 2002 from $2.9 million in the third quarter of 2001 and $21.2 million in the nine months ended September 29, 2002 versus $8.1 million in the nine months ended September 30, 2001 as a result of the Packard acquisition. Goodwill amortization, which was discontinued at the beginning of 2002 as a result of the adoption of SFAS No. 142, was $7.3 million for the third quarter of 2001 and $21.7 million in the nine months ended September 30, 2001. Nonrecurring charges during the third quarter of 2001 were $1.8 million and related to integration and reorganization related charges associated with integration activity from the NEN acquisition, which occurred during 2000. There were no nonrecurring items incurred during the third quarter of 2002. Nonrecurring charges for the first nine months of 2002 totaled $3.2 million for integration and reorganization related charges associated with Packard which were incurred during the first quarter of 2002. Nonrecurring charges for the nine months ended September 30, 2001 totaled $5.2 million and related to integration and reorganization related charges associated with prior acquisitions.

Gains on dispositions and restructuring charges, net

      During the third quarter of 2001, the Company recognized a $2.0 million gain which was previously deferred from a prior disposition of the Berthold business, as well as a $0.5 million reversal of a previously recorded restructuring charge. The Company did not recognize gains on dispositions during the third quarter of 2002. For the nine months ended September 29, 2002, gains on dispositions and restructuring charges, net totaled a charge of $4.0 million and resulted from a $4.4 million gain from the sale of facilities and $0.8 million in gains previously deferred from the sale of the Instruments for Research and Applied Sciences business, offset by $9.2 million in restructuring charges during the first quarter of 2002. The $13.3 million in gains in the first nine months of 2001 resulted from gains previously deferred from the dispositions of the IC Sensors, Berthold and Rotron businesses as well as $3.0 million in reversals of previously recorded restructuring charges. The resulting impact for both periods is considered nonrecurring in the Company’s presentation of adjusted net income.

Other Expense, net

      Other expense, net for the third quarter of 2002 was $4.7 million versus $4.5 million in the third quarter of 2001, representing an increase of $0.2 million or 5%. For the nine-month period ended September 29, 2002, other expense, net was $26.8 million versus $23.4 million in the comparable period of 2001, an increase of $3.4 million or 15%. The increase in the third quarter of 2002 over that of 2001 is attributable to a $6.7 million gain realized on the repurchase of a portion of the Company’s zero coupon convertible debentures, and to a lesser extent, decreased interest expense period over period, offset by $2.3 million in previously capitalized expenses from disposition activities associated with the company’s Fluid Sciences business unit, $1.9 million negative impact of foreign exchange during the 2002 period, and the inclusion of a $3.4 million gain recognized on the sale of the Company’s interest in an equity investment disposed of during the third quarter of 2001. The increase in the nine-month period of 2002 from that of 2001 is primarily attributable to the previously discussed gain on debt extinguishment and lower interest costs associated with lower debt levels in 2002 offset to some degree by a $5.5 million pre-tax loss resulting from the early extinguishment of debt acquired as part of the Packard transaction, the impact of which was previously classified as a extraordinary item prior to the Company’s adoption of SFAS No. 145 during the third quarter of 2002.

Provision/ Benefit for Income Taxes

      On a reported basis, the provision for income taxes was $2.2 million for the third quarter of 2002 versus $14.2 million for the third quarter of 2001. The effective income tax rate on a reported basis was 18.5% during the third quarter of 2002 bringing the Company to a 36.2% year to date effective income tax rate. The effective income tax rate for the third quarter of 2001 was 29.5%. For the nine-month period ended September 29, 2002, the benefit from income taxes on a reported basis was $2.7 million versus a provision of $43.2 million during the comparable period last year.

      Reported income tax benefit as a percentage of pre-tax income was 36.2% for the first nine months of 2002 and reported income tax expense as a percentage of pre-tax income was 32.7% for first nine months of 2001. Year-to-date reported effective tax rate differences are primarily attributable to changing geographic income patterns, reduced profitability and permanent tax differences.

      The provision for income taxes on adjusted net income was $4.9 million for the third quarter of 2002 and $16.1 million for the third quarter of 2001. The effective rate on an adjusted basis for the third quarter of 2002 of 25.6% brings the Company to a 30% effective rate year to date. The effective tax rate on an adjusted basis was 27.9% in the third quarter of 2001. For the nine-month period ended September 29, 2002, the provision for income taxes on an adjusted basis was $11.9 million versus $46.1 million during the comparable period of 2001.

      In the third quarter of 2002, the Company reached a favorable state tax audit settlement of $27.4 million and recognized $2.4 million as a reduction to its 2002 full-year tax expense. In the third quarter of 2001, the Company reached a favorable audit settlement with the IRS and recognized $2.5 million as a reduction to its 2001 full-year tax expense.

Segment Results of Operations

      The Company’s continuing operations are reported as four segments: Life Sciences, Optoelectronics, Analytical Instruments and Fluid Sciences reflecting the Company’s management methodology and structure. The Company’s Security and Detection Systems business, which was sold during June 2002, has been classified as a discontinued operation in accordance with APB No. 30. The Company’s Telecom Components business and Entertainment Lighting business have been classified as discontinued operations in accordance with SFAS No. 144, which the Company adopted as of December 31, 2001. The accounting policies of the segments are the same as those described in the footnotes to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001. The Company evaluates performance based on revenues and operating profit of the respective segments.

Life Sciences

      Revenues for the third quarter of 2002 were $117.7 million versus $74.8 million for the third quarter of 2001, an increase of $43.0 million or 57%. For the nine-month period ended September 29, 2002, revenues were $363.5 million versus $221.6 million in the comparable period of 2001, an increase of $141.9 million or 64%. The increase noted in the 2002 periods over that of the comparable periods in 2001 was the result of the inclusion of revenues associated with the Packard business during 2002. On an organic basis, revenues for the third quarter of 2002 declined 7% from the third quarter of 2001, while organic revenues declined 3% for the nine month period ended September 29, 2002 from the comparable period in prior year. This is principally a result of declines in sales from Drug Discovery instruments due to continued challenges within the pharmaceutical research and development end markets, which more than offset double-digit growth from the Company’s Genetic Screening business and growth in consumables and services.

      Reported operating income for the third quarter of 2002 was $5.0 million compared to $9.1 million for the third quarter of 2001, a decrease of $4.1 million or 45%. For the nine-month period ended September 29, 2002, reported operating income was $11.3 million versus $22.1 million in the comparable period of 2001, a decrease of $10.7 million or 49%. The decreases for both 2002 periods were due to the unfavorable impact of volume movements and expenditures associated with the integration of the Packard operations.

      Adjusted operating profit before net nonrecurring items and intangibles amortization for the third quarter of 2002 was $10.5 million versus $14.9 million for the third quarter of 2001, a decrease of $4.4 million or 30%. As a percentage of sales, adjusted operating profit decreased to 9% during the third quarter of 2002 from 20% in the third quarter of 2001. For the nine-month period ended September 29, 2002, adjusted operating profit was $36.4 million versus $40.7 million in the comparable period of 2001, a decrease of $4.3 million or 11%. As a percentage of sales, adjusted operating profit decreased to 10% during the nine months ended September 29, 2002 from 18% in the nine months ended September 30, 2001. The decrease noted in both comparable periods reflects the inclusion of the unfavorable impact of volume declines and unabsorbed manufacturing capacity partially offset by achieved cost savings. Intangible amortization during the third quarter of 2002 totaled $5.5 million, driven by the inclusion of intangible assets assumed as part of the Packard acquisition. For the third quarter of 2001, the amortization of intangible assets totaled $0.8 million and goodwill amortization totaled $4.2 million. Pursuant to the adoption of SFAS No. 142, the amortization of goodwill ceased at the beginning of 2002. For the third quarter of 2001, nonrecurring charges totaled $0.9 million for integration-related expenditures associated with the integration of NEN. For the nine months ended September 29, 2002, intangible amortization was $16.3 million. For the nine months ended September 30, 2001, intangible amortization was $1.7 million and goodwill amortization was $13.3 million. Nonrecurring charges for the first nine months of 2002 totaled $8.7 million and related to $4.0 million in restructuring charges, $3.2 million in integration and reorganization related charges associated with the integration of Packard and a $1.5 million Packard inventory write-up, all of which occurred during the first quarter of 2002. Nonrecurring charges for the first nine months of 2001 totaled $3.7 million and were for integration-related expenditures associated with the NEN transaction.

Optoelectronics

      Revenues for the third quarter of 2002 were $84.3 million versus $90.7 million for the third quarter of 2001, resulting in a decrease of $6.3 million or 7%. For the nine-month period ended September 29, 2002, revenues were $236.5 million versus $295.1 million in the comparable period of 2001, a decrease of $58.6 million or 20%. On an organic basis, revenues for the third quarter of 2002 decreased 3% versus that of the 2001 period, reflecting declines in the Fiber Optic test, Lithography and Ultra-Specialty Lighting businesses which offset increases in the Digital Imaging and Sensors businesses. Organic revenue for the nine months ended September 29, 2002 was down 9% from that of the comparable 2001 period. This decrease also reflects the market declines noted above.

      Reported operating profit for the third quarter of 2002 was $6.2 million compared to $17.9 million for the third quarter of 2001, a decrease of $11.7 million or 66%. The decrease quarter over quarter reflects lower production volume and the associated lower utilization of production capacity, which have more than offset cost reductions resulting from previous restructuring actions. For the nine-month period ended September 29, 2002, reported operating losses were $11.7 million versus an operating profit of $50.9 million in the same period of 2001, a decrease of $62.6 million. The decrease in operating profit in the 2002 nine-month period over that of 2001 reflects the $17.2 million inventory adjustment in the first quarter of 2002 taken as a result of expected lower sales volume in several key markets, as well as lower revenues and associated utilization of production capacity.

      Adjusted operating profit, which is net of nonrecurring items and goodwill and intangibles amortization, for the third quarter of 2002 was $6.5 million versus $21.2 million for the third quarter of 2001, a decrease of $14.7 million or 69%. As a percentage of sales, adjusted operating profit declined to 8% during the third quarter of 2002 versus 23% during the comparable period of 2001. For the nine-month period ended September 29, 2002, adjusted operating profit was $10.3 million versus $59.0 million in the comparable period of 2001, a decrease of $48.7 million or 82%. As a percentage of sales, adjusted operating profit declined to 4% during the nine months ended September 29, 2002 versus 20% in the nine months ended September 30, 2001. The declines in adjusted operating profit were due to lower revenues and lower utilization of production capacity. Intangible amortization totaled $0.3 million for the third quarter of 2002 and $0.4 million for the third quarter of 2001. For the third quarter of 2001, goodwill amortization totaled $1.4 million. During the third quarter of 2001, nonrecurring charges totaled $1.5 million resulting from expenses related to production moves to lower-cost facilities. For the nine-month period ended September 29, 2002, intangible amortization totaled $1.0 million versus $1.1 million in the comparable period of 2001. For the nine-month period ended September 30, 2001, goodwill amortization totaled $4.2 million. Nonrecurring charges during the nine-month period ended September 29, 2002 totaled $3.7 million, relating to a restructuring charge taken during the first quarter of 2002 for the closure of two sites and a workforce reduction that also occurred within the first quarter of 2002. Additionally, during the first quarter of 2002, the Company recorded a $17.2 million inventory write-down, as previously discussed. Nonrecurring charges during the nine-month period ended September 30, 2001 totaled $2.8 million and related to $3.5 million in costs associated with production moves to lower cost facilities offset in part by a $0.8 million gain previously deferred from the sale of the IC Sensors business.

Analytical Instruments

      Revenues for the third quarter of 2002 were $115.1 million versus $130.2 million for the third quarter of 2001, a decrease of $15.1 million or 12%. The decline was due in part to the disposal of businesses subsequent to the third quarter of 2001 and lower sales driven by decreased demand by customers within certain key end-markets. For the nine-month period ended September 29, 2002, revenues were $354.6 million versus $421.3 million in the comparable period of 2001, a decrease of $66.7 million or 16%. On an organic basis, revenues for the third quarter of 2002 decreased 5% from those of the third quarter of 2001, reflecting unfavorable price and volume movements as a result of softening of demand for instruments in the pharmaceutical and chemical sectors, which more than offset increased service sales. For the nine months ended September 29, 2002 organic revenue declined 9% from that of the comparable period in 2001.

      Reported operating profit for the third quarter of 2002 was $4.6 million compared to $13.6 million for the third quarter of 2001, a decrease of $9.1 million or 67%. For the nine-month period ended September 29, 2002, reported operating profit was $18.9 million versus $42.9 million in the comparable period of 2001, a decrease of $24.0 million or 56%. The decrease in both 2002 periods reflects lower sales volume and lower utilization of production capacity due to softening end-market demand in key markets served and, to a lesser extent, the disposition of the Instruments for Research and Applied Science business in the fourth quarter of 2001.

      Adjusted operating profit before net nonrecurring items and goodwill and intangibles amortization for the third quarter of 2002 was $5.7 million versus $16.7 million for the third quarter of 2001, decreasing $11.0 million or 66%. As a percentage of sales, adjusted operating profit decreased to 5% in the third quarter of 2002 from 13% in the third quarter of 2001. For the nine-month period ended September 29, 2002, adjusted operating profit was $18.5 million versus $50.9 million in the comparable period of 2001, a decrease of $32.3 million or 64%. As a percentage of sales, adjusted operating profit declined to 5% for the nine months ended September 29, 2002 versus 12% in the nine months ended September 30, 2001. The decrease in both periods to the comparable periods in 2001 is a result of revenue and production declines, price movements and dispositions previously discussed. Intangible amortization totaled $1.1 million for the third quarter of 2002 and $1.6 million for the third quarter of 2001. For the third quarter of 2001, goodwill amortization totaled $1.1 million. Nonrecurring charges during the third quarter of 2001 totaled $0.4 million and related to reorganization related charges associated with moves to lower cost manufacturing facilities and the consolidation of European finance functions offset to some degree by a $2.0 million gain on the disposal of the Berthold business. For the nine-month period ended September 29, 2002 intangible amortization was $3.3 million and for the same period in 2001, intangible amortization was $4.7 million and goodwill amortization was $2.8 million. For the nine-month period ended September 29, 2002, nonrecurring gains, net totaled $3.7 million, all of which occurred during the first quarter of 2002. The primary component of nonrecurring items during the first quarter of 2002 were $4.4 million in gains from the sale of facilities and $0.8 million in gains recognized from a disposition which occurred during December of 2001, offset by a $1.5 million restructuring charge taken during the quarter. The nonrecurring charges during the third quarter of 2001 previously discussed were offset during the nine-month period ended September 30, 2001 by a nonrecurring gain of $1.0 million recognized in the first quarter of 2001 from a previously deferred sale of business.

Fluid Sciences

      Revenues for the third quarter of 2002 were $48.8 million versus $52.7 million for the third quarter of 2001, a decrease of $3.9 million or 7%. The decrease reflects a decline in sales within the aerospace markets, partially offset by growth in the semiconductor assembly business. For the nine-month period ended September 29, 2002, revenues were $140.9 million versus $181.4 million in the comparable period of 2001, a decrease of $40.5 million or 22%. The decrease in the nine-month period is attributed to a decline in sales to the aerospace and semiconductor assembly markets and the effect of two aerospace businesses disposed of during the comparable period in 2001. On an organic basis, revenues for the third quarter of 2002 decreased 4% from those of the third quarter of 2001. For the nine months ended September 29, 2002, organic revenue decreased 26% from that of the comparable period in 2001.

      Reported operating profit for the third quarter of 2002 was $5.4 million compared to $14.4 million for the third quarter of 2001, a decrease of $8.9 million or 62%. For the nine-month period ended September 29, 2002, reported operating profit was $12.7 million versus $48.2 million in the comparable period of 2001, a decrease of $35.5 million or 74%. The decrease in both 2002 periods reflects the shortfall in revenue as well as one-time costs associated with expansion into lower-cost manufacturing geographies during 2002 and one-time gains on the disposals of certain businesses during 2001.

      Adjusted operating profit before net nonrecurring items and goodwill and intangibles amortization for the third quarter of 2002 was $5.6 million versus $15.1 million for the third quarter of 2001, decreasing $9.4 million or 63%. As a percentage of sales, adjusted operating profit decreased to 12% in the third quarter of 2002 from 29% in the third quarter of 2001. For the nine-month period ended September 29, 2002, adjusted operating profit was $13.3 million versus $43.3 million in the comparable period of 2001, a decrease of $30.0 million or 67%. As a percentage of sales, adjusted operating profit declined to 9% for the nine months ended September 29, 2002 versus 24% in the nine months ended September 30, 2001. The decrease in both periods from the comparable periods in 2001 is a result of revenue declines and one-time items previously discussed. Intangible amortization totaled $0.2 million for the third quarter of 2002 and $0.2 million for the third quarter of 2001. For the third quarter of 2001, goodwill amortization totaled $0.5 million. There were no nonrecurring charges in either the third quarter of 2002 or the third quarter of 2001. For the nine-month period ended September 29, 2002 intangible amortization was $0.6 million and for the same period in 2001, intangible amortization was $0.6 million and goodwill amortization was $1.4 million. There were no nonrecurring charges during the nine-month period ended September 29, 2002. For the nine-month period ended September 30, 2001, a net nonrecurring gain of $7.0 million was recognized as a result of a $2.5 million in-process R&D charge associated with a prior acquisition and $0.5 million in restructuring-related charges, offset by gains of $6.6 million associated with the disposition of two businesses and $3.4 million in restructuring charge reversals and other nonrecurring gains.

Liquidity and Capital Resources

      Net cash generated by operating activities from continuing operations was $58.0 million in the nine months ended September 29, 2002 compared to a net cash generation of $75.7 million provided in the nine months ended September 30, 2001. Net income from continuing operations before depreciation, amortization and other non-cash items for the first nine months of 2002 was $64.3 million, net of the effect of the $17.2 million inventory adjustment within the Optoelectronics business during the first quarter of 2002. This is in comparison to a net profit on a similar basis of $149.2 million during the first nine months of 2001. Gains on dispositions and sales of investments, net totaled $5.3 million for the first nine months of 2002 versus $17.3 million in the first nine months of 2001. Changes in working capital, which includes accounts receivable, inventory and accounts payable contributed $78.2 million of cash during the first nine months of 2002 versus a usage of $40.3 million during the first nine months of 2001. The working capital change during the first nine months of 2002 reflects improved working capital management as well as the $17.2 million inventory adjustment within the Optoelectronics business and a net increase of $1 million in borrowings under the Company’s receivable securitization program from $37 million at December 30, 2001 to $38 million at September 29, 2002. Before the effects of the Optoelectronics inventory adjustment, the Company decreased inventory levels by $11.6 million during the nine-month period ended September 29, 2002 on lower sales volume. Cash outlays for restructuring actions totaled $28.9 million and accrued expenses and other assets and liabilities decreased $55.7 million during the nine months ended September 29, 2002 versus restructuring cash outlays of $27.2 million and a decrease in accrued expenses and other assets and liabilities of $6.0 million during the nine months ended September 30, 2001. Additionally, the Company received $27.4 million in cash proceeds in connection with a state tax audit settlement, as previously discussed.

      In the nine months ended September 29, 2002, the investing activities from continuing operations provided $58.1 million of cash from continuing operations. The Company made capital expenditures of $31.8 million in the areas of enhanced productivity and capacity within the businesses of drug discovery tools and other products for biomedical applications. Capital expenditures of $72.8 million in the nine months ended September 30, 2001 related in part to leasehold improvements at certain facilities. Net proceeds from the dispositions of businesses and fixed assets during the nine months ended September 29, 2002 of $125.8 million were primarily from approximately $100 million in net proceeds received from the sale of the Security and Detection Systems business during the second quarter of 2002 and approximately $28.3 million associated with the sale of facilities during the nine months ended September 29, 2002. Cash outflows of $39.2 million associated with acquisitions related primarily to the settlement of liabilities incurred in connection with the Packard acquisition.

      The Company has reduced debt levels by $132.1 million during the nine months ended September 29, 2002. Debt reductions included $118 million of 9.375% senior subordinated ten-year notes issued by Packard in March 1997 at a rate of 104.688% and approximately $26.0 million in reductions under the facilities discussed below, offset by approximately $12.0 million in accretion from the Company’s zero coupon convertible debentures. Other uses of cash for financing activities in the nine-month period ended September 29, 2002 included repurchases of common stock of $1.6 million and dividends of $26.4 million. Proceeds from the exercise of employee stock options and participation in the employee stock purchase plan resulted in a $14.1 million source of cash during the nine-month period.

      The Company maintains two unsecured credit facilities. Both facilities were amended in September 2002. Prior to their amendment, the facilities consisted of a $270 million 364-day revolving credit facility (the “364-day facility”) which will expire in March 2003, and a $100 million 5-year revolving credit facility (the “5-year facility”) which will expire in March 2006. Borrowings outstanding under the 364-day facility at maturity may convert into a one-year term note due in March 2004, subject to the Company’s compliance with the facility’s financial covenants at maturity.

      During September 2002, the Company significantly amended both facilities as follows:

•	the borrowing capacity under the 364-day facility was reduced from $270 million to $200 million;

•	provisions were added that would further reduce the borrowing capacity under the 364-day facility in amounts equal to:

(A)	100% of any amounts used by the Company to repurchase zero coupon convertible debentures; and

(B)	50% of the net proceeds received by the Company from future asset sales and capital market transactions, up to a maximum reduction of $100 million pursuant to this provision;

Additionally, any repurchase amounts on the zero coupon convertible debenture will directly increase the maximum downward adjustment to the credit facility in the even of an asset sale capital market transition.

•	the spread over LIBOR on borrowings under the facilities increased by 37.5 basis points;

•	the definition of EBITDA was revised to clarify certain non-operating charges; and

•	a new consolidated indebtedness leverage ratio was added.

      As of September 29, 2002, there were no borrowings outstanding under the 364-day facility. Accordingly, as of September 29, 2002, borrowing availability under the 364-day facility was approximately $115.6 million due to the Company’s repurchases of zero coupon convertible debentures described above. As of September 29, 2002, the Company had $73 million in borrowings outstanding under the 5-year facility and $27 million of borrowing availability. Because of the long-term nature of the 5-year facility, these borrowings have been classified in long-term debt at the end of the period.

      As of September 29, 2002, there were outstanding zero coupon convertible debentures with an accreted value of $404 million. Holders of the debentures may require the Company to repurchase some or all of the debentures in August 2003 and August 2010, or at any time upon certain changes of control in the Company, at a repurchase price equal to the initial price to the public plus the accrued original issue discount through the date of the repurchase. The Company has the right to repay some or all of the debentures with its common stock based on the then current market price, subject to satisfying conditions within the trust indenture, including that the shares of common stock must be issued either pursuant to an effective registration statement or an exemption therefrom under applicable securities laws. As of September 29, 2002, the obligation of the Company to repurchase the debentures would have been considered short-term in nature. However, as of September 29, 2002, the Company had the ability to use existing borrowing availability under the 364-day facility and the 5-year facility to refinance a portion of the aggregate repurchase price on a long-term basis as well as the ability to issue treasury shares to satisfy a portion of this potential repurchase obligation. Accordingly, $250.5 million of the $404.0 million obligation has been classified as long-term in nature. The remainder was included in short-term debt.

      In the near term, the Company anticipates that its cash on hand and cash generated from operations will be sufficient to fund its operating expenses, capital expenditures and interest payments on its debt. However, during the next twelve months the Company will require funds from external sources to refinance the principal of its debt as it matures, particularly the $404 million of zero coupon convertible debentures that holders will have the option to put in August 2003.

      As described in the 2001 10-K, the Company is a party to both a synthetic lease and an accounts receivable securitization facility. The synthetic lease was amended in September 2002. Prior to its amendment, the synthetic lease had allowed the Company to lease a $30 million facility in the Optoelectronics segment over a six-year term. The amendment increased the monthly amount payable under the lease and shortened the term of the lease from December 2006 to the earlier of the sale of the Company’s Fluid

Sciences business unit or February 2003. The accounts receivable securitization facility provides for up to $51.0 million in accounts receivable sales. The facility includes conditions that require the Company to maintain a debt rating of BB or above, as defined by Standard & Poors Rating Services.

      On October 28, 2002, the Company received a letter of commitment from Merrill Lynch Capital Corporation to provide a senior secured credit facility of up to $445 million, including a revolving credit facility of $100 million. The commitment for the credit facility is contingent upon completion of confirmatory due diligence, final documentation and other customary conditions, as well as the issuance by the Company of $225 million of senior subordinated debt securities. Proceeds under the new borrowing arrangements will be used to repay existing indebtedness.

Critical Accounting Policies, Commitments and Certain Other Matters

      In the Company’s Form 10-K for the fiscal year ended December 30, 2001, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of equity investments, long-lived assets, intangible assets and goodwill. We considered the disclosure requirements of Financial Release (“FR”) 60 regarding critical accounting policies and concluded that nothing materially changed during the quarter ended September 29, 2002 that would warrant further disclosure under this release. We considered the disclosure requirements of FR-61 regarding liquidity and capital resources, certain trading activities and related party/ certain other disclosures and concluded that nothing materially changed during the quarter ended September 29, 2002, outside of the repurchase of a portion of the Company’s zero coupon convertible debentures discussed in Note 6 to the Financial Statements, that would warrant further disclosure under this release.

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

      As of September 29, 2002, we had $592 million in outstanding total indebtedness. Our substantial level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay principal or interest in respect of our indebtedness. During the next four quarters, we expect to be required to refinance our zero coupon convertible debentures, our 364-day revolving credit facility and our operating lease, which will require us to obtain new long-term debt and working capital lines of credit.

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

      Some of the industries and markets into which we sell our products are cyclical. Industry downturns often are characterized by reduced product demand, excess manufacturing capacity and erosion of average selling prices. Significant downturns in our customers’ markets and in general economic conditions have resulted in a reduced demand for certain of our products and have hurt our operating results. For example, in the first three quarters of 2002, the operating results of our Life Sciences, Analytical Instruments and Optoelectronics segments were adversely affected by the downturn in the telecom, pharmaceutical and photography markets. Current economic conditions have caused a decrease in capital spending by many of our customers, which in turn has adversely affected our revenues and business.

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

      Since we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our revenue originating outside the United States represented approximately 50% of our total sales from continuing operations in the fiscal year ended December 30, 2001. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

      As of September 29, 2002, our total assets included $1.4 billion of net intangible assets. Net intangible assets consist of goodwill associated with acquisitions and costs associated with securing patent rights and technology licenses, net of accumulated amortization. These assets have historically been amortized on a straight-line basis over their estimated useful lives. In connection with our adoption of SFAS No. 142, we discontinued the amortization of goodwill and indefinite lived intangible assets beginning in fiscal 2002. Instead, these items will be tested on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned.

      During the second quarter of 2002, we completed our transitional implementation of the impairment testing provisions of SFAS No. 142, which resulted in a $117.8 million after-tax charge for goodwill associated with our lighting reporting unit. In accordance with the provisions of SFAS No. 142, we took this charge as the effect of an accounting change as of the beginning of fiscal 2002.

      There can be no assurance that future impairment testing will not result in additional intangible asset write-offs, which could adversely affect our results of operations.

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

Item 4.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Based on their evaluations as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      (b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      In papers dated July 1, 2002, Kevin Hatch filed a purported class action lawsuit in the United States District Court for the District of Massachusetts, Civil Action No. 02-11314 GAO, against PerkinElmer, Inc., Gregory L. Summe and Robert F. Friel, on behalf of himself and purchasers of the Company’s common stock between July 15, 2001 and April 11, 2002. The lawsuit seeks an unspecified amount of damages and claims violations of Sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934, alleging various statements made during the putative class period by the Company and its management were misleading with respect to the Company’s prospects and future operating results. At least eleven virtually identical lawsuits subsequently have been filed in the United States District Court for the District of Massachusetts against the Company. The plaintiffs have moved to consolidate these matters. The court has not yet ruled on the plaintiffs’ motion to consolidate. The Company believes it has meritorious defenses to the lawsuits and intends to contest the actions vigorously. The Company is currently unable, however, to determine whether resolution of these matters will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

      In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham PLC, Amersham Biosciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid Biosciences, Inc. The six count complaint alleges that we have breached our distributorship agreement with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. We believe that we have meritorious defenses to Enzo’s complaint and intend to contest the claims vigorously. We are currently unable, however, to determine whether resolution of these matters will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 10.1	First Amendment dated as of September 17, 2002 to the 364-Day Amended and Restated Competitive Advance and Revolving Credit Facility Agreement among the Company, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent was filed with the Commission on September 19, 2002 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and is herein incorporated by reference.

Exhibit 10.2	First Amendment dated as of September 17, 2002 to the Five-Year Competitive Advance and Revolving Credit Facility Agreement among the Company, the Lenders named therein and JP Morgan Chase Bank (as successor to The Chase Manhattan Bank) as Administrative Agent was filed with the Commission on September 19, 2002 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and is herein incorporated by reference.

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      On August 13, 2002 a Current Report on Form 8-K was filed with the SEC for the purpose of reporting under Item 9 (Regulation FD Disclosure) that each of the Company’s Chief Executive Officer and Chief Financial Officer filed with the SEC a statement under oath in accordance with the Securities Exchange Act Order No. 4-460.

      On September 19, 2002 a Current Report on Form 8-K was filed with the SEC for the purpose of disclosing under Item 5 (Other Events) certain amendments to the Company’s unsecured credit facilities and one of the Company’s operating leases.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ ROBERT F. FRIEL

Robert F. Friel
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 13, 2002

CERTIFICATIONS

I, Gregory L. Summe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PerkinElmer, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GREGORY L. SUMME

Gregory L. Summe
Chairman and Chief Executive Officer

Date: November 13, 2002

CERTIFICATIONS

I, Robert F. Friel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PerkinElmer, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT F. FRIEL

Robert F. Friel
Senior Vice President and Chief Financial Officer

Date: November 13, 2002

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

10.1	First Amendment dated as of September 17, 2002 to the 364-Day Amended and Restated Competitive Advance and Revolving Credit Facility Agreement among the Company, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent was filed with the Commission on September 19, 2002 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and is herein incorporated by reference.

10.2	First Amendment dated as of September 17, 2002 to the Five-Year Competitive Advance and Revolving Credit Facility Agreement among the Company, the Lenders named therein and JP Morgan Chase Bank (as successor to The Chase Manhattan Bank) as Administrative Agent was filed with the Commission on September 19, 2002 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and is herein incorporated by reference.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.