Form 10-K
period 2002-12-29
PERKINELMER INC
filed 2003-03-18
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the common stock, $1 par value, held by nonaffiliates of the registrant on June 28, 2002, was $1,381,051 based upon the last reported sale of the common stock on that date.

      As of March 10, 2003, there were outstanding, exclusive of treasury shares, 126,089,179 shares of common stock, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF PERKINELMER, INC.’S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 22, 2003	PART III (Items 10, 11, 12 and 13)

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to A Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplemental Data

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EX-4.7 INDENTURE DATED 12/26/02
EX-4.8 REGISTRATION RIGHTS AGREEMENT
EX-10.3 CREDIT AGEEMENT DATED 12/26/02
EX-10.4 SEVERENCE AGREEMENT
EX-10.12A FIRST AMEND TO RECIEVABLE AGREEMENT
EX-10.12B 2ND AMEND TO RECIEVABLES AGREEMENT
EX-10.12C 3RD AMEND TO RECIEVABLES AGREEMENT
EX-10.12D 4TH AMEND TO RECIEVABLES AGREEMENT
EX-10.14 LIFESCIENCES INCENTIVE PLAN
EX-10.15 1999 VIVID TECH EQUITY INCENTIVE
EX-10.16 FORM OF STOCK RESTICTION AGREEMENT
EX-10.17 FORM OF STOCK RESTRICTION AGREEMENT
EX-10.18A STCOK RESTRICTION AGRMT DATED 7/15/02
EX-10.18B STOCK RESTRICTION AGRMT DATED 7/15/02
EX-21 SUBSIDIARIES
EX-99.1 906 CERTIFICATION

PART I

Item 1.	Business

Overview

      We are a leading provider of scientific instruments, consumables and services to the pharmaceutical, biomedical, environmental testing and general industrial markets. We design, manufacture, market and service products and systems within three business units:

•	Life and Analytical Sciences. We are a leading provider of drug discovery, genetic screening, environmental and chemical analysis tools and instrumentation.

•	Optoelectronics. We provide a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

•	Fluid Sciences. We provide critical fluid control and containment systems for highly demanding environments such as turbine engines and semiconductor fabrication facilities.

      In 2002, we had $1,505.0 million in sales from continuing operations.

      We are a Massachusetts corporation, founded in 1947. Our headquarters are in Wellesley, Massachusetts, and we market our products and systems in more than 125 countries. As of December 29, 2002, we had approximately 10,700 employees. Our common stock is listed on the New York Stock Exchange, and we are a component of the S&P 500 Index.

      We maintain a website with the address www.perkinelmer.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of ethics that are required to be publicly disclosed pursuant to rules of the SEC.

Recent Developments

      As part of our efforts to refocus our Company on our core businesses, we have recently taken the following measures.

      Life and Analytical Sciences. In October 2002, we formed our Life and Analytical Sciences business unit by combining our Life Sciences and Analytical Instruments businesses.

      Security and Detection Systems Business. In June 2002, we completed the sale of our Security and Detection Systems business to L-3 Communications. We received cash proceeds in this transaction of approximately $100.0 million. These proceeds are subject to a working capital adjustment, which we do not expect to be material. We have reflected this business as a discontinued operation for all periods presented in this annual report on Form 10-K.

      Telecommunications Component and Entertainment Lighting Businesses. In June 2002, our Board of Directors approved a plan to shut down our Telecommunications Component business, and a plan to sell our Entertainment Lighting business, as part of our continued efforts to focus on higher growth opportunities. We have reflected these businesses as discontinued operations for all periods presented in this annual report on Form 10-K.

      Packard BioScience. In November 2001, we completed our acquisition of Packard BioScience Company for consideration of approximately $764.0 million, primarily in the form of approximately 22 million shares of our common stock and our assumption of $118.2 million in debt. The acquisition extended our capabilities in automated liquid handling and sample preparation, and strengthened our position as a global provider of comprehensive drug discovery solutions.

      Fluid Sciences. In October 2001, our Board of Directors approved a plan to sell our Fluid Sciences business unit, at which time we reflected the business as a discontinued operation in our consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Due to external market conditions, we did not complete the sale of this business within the one-year time period afforded by APB No. 30. Our consolidated results from continuing operations therefore again reflect our Fluid Sciences business unit for all periods presented in this report.

      NEN Life Sciences. In July 2000, we completed our acquisition of NEN Life Sciences, Inc., a provider of state-of-the-art drug discovery products, services, reagents and technologies to the life sciences industry. We purchased NEN Life Sciences for an aggregate purchase price of approximately $418.0 million. In connection with the acquisition, we paid approximately $350.0 million in cash and issued warrants to purchase approximately 600,000 shares of our common stock. In addition, we repaid approximately $50.0 million of outstanding indebtedness of NEN Life Sciences.

Life and Analytical Sciences

      We are a leading provider of drug discovery, genetic screening and chemical analysis tools and instrumentation. Our instruments are used in daily applications for scientific research and clinical applications. Our research products provide the fundamental tools necessary for a variety of testing applications that are critical to the development of many of our customers’ product pipelines.

      We formed our Life and Analytical Sciences business unit in October 2002 by combining our Life Sciences and Analytical Instruments businesses. For the year ended December 29, 2002, the Life Sciences and Analytical Instruments reporting segments together generated sales of $991.7 million.

      We combined our Life Sciences and Analytical Instruments businesses to improve our operational scale, which we believe will enable us to better serve our customers and to more fully capitalize on the strengths of the businesses’ sales, service and research and development organizations. We expect that this new integrated business will allow us to provide a single point of contact to our customers and to promote our sales efforts to senior levels of their organizations. We believe that these senior decision makers are positioned to expand the range of products and services their organizations purchase from us. We are targeting annualized cost savings from the combination of these businesses of between $30.0 million and $45.0 million. The combination of our Life Sciences and Analytical Instruments businesses will require changes to our organizational structure, processes and systems over the next year. Because we anticipate that the benefits of the combination of these businesses will not be fully realized until 2004, we are targeting cost savings of between $12.0 million and $25.0 million in 2003. We cannot assure you that we will achieve any of these cost savings.

Life Sciences

      Our Life Sciences reporting segment within this business unit helps our customers solve complex analytical problems encountered in drug discovery and genetic screening laboratories. For drug discovery, we offer a wide range of instrumentation, software and consumables, including reagents, based on our core expertise in fluorescent, chemiluminescent and radioactive labeling and the detection of nucleic acids and proteins. For genetic screening laboratories, we provide software, reagents and analysis tools to test for various inherited disorders. These clinical screening programs help diagnose and prevent disease by identifying those most at risk. We sell our genetic screening solutions to public health authorities and private health care organizations around the world. For the 12 months ended December 29, 2002, our Life Sciences reporting segment generated sales of $494.3 million.

      Principal Products. The principal products of our Life Sciences reporting segment include:

•	PlateTrakTM and MiniTrakTM systems, conveyor belt-based, parallel plate processors, which are used in a variety of drug discovery and research applications and are installed at major biotechnology and pharmaceutical companies.

•	ImageTrakTM, an automated liquid handling robotics system for high throughput screening used in drug discovery and research laboratories.

•	Chemical reagents, such as DELFIA® and LANCETM, which allow both heterogenous and homogenous assays across nearly all assay types, providing flexibility for use in a range of high-throughput screening applications.

•	UltraVIEW TM, a fully automated, high-resolution, live cell imaging system that allows for the observation and measurement of cellular and molecular processes in proteomics applications.

•	Multilabel counters and plate readers, such as the multi-mode, ultra high throughput ViewLuxTM, which quantify the measurement of light signals in drug discovery applications.

      New Products. New product releases by our Life Sciences reporting segment include key offerings for functional genomic and proteomic-based research such as:

•	EnVisionTM, the first modular multi-label plate reader designed for use in high throughput screening laboratories.

•	ProXPRESSTM, a Proteomics Imaging System for multiwavelength imaging, which provides high-resolution and flexibility for accurate, reproducible detection of proteins.

•	ProXCISIONTM, an instrument for automated, high precision excision of protein candidates from 2-D protein gels and bands from 1-D protein gels.

•	SmartStationTM, an integrated workstation with liquid handling and the superior detection capabilities of EnVision.

•	FlexDropTM, EX Series reagent dispersers that provide extra capacity and fully automated feeding of microplates.

      Brand Names. Our Life Sciences reporting segment offers its products under various brand names, including WallacTM and NEN®.

Analytical Instruments

      Our Analytical Instruments reporting segment within this business unit offers analytical tools employing technologies such as molecular and atomic spectroscopy, high-pressure liquid chromatography, gas chromatography and thermal analysis. Our instruments and related software applications measure a range of substances from bio-molecular matter to organic and inorganic chemicals. We sell these products to pharmaceutical manufacturers and customers in the environmental, food and beverage and chemical markets. These customers use our instruments in various applications to verify the identity, quality or composition of the materials they examine. For the 12 month period ended December 29, 2002, our Analytical Instruments reporting segment generated sales of $497.4 million.

      Principal Products. The principal products of our Analytical Instruments reporting segment include:

•	The AAnalystTM series of atomic absorption spectrometers used by customers in the environmental and chemical industries, among others, to quantify the constituents of a sample using flame, graphite furnace, mercury or hydride analysis techniques.

•	ClarusTM 500 Gas Chromatograph, which features real-time signal display and supports seven languages.

•	The ELAN® and OptimaTM families of inductively coupled plasma systems, which are used for precision analysis of inorganic materials in the petrochemical, environmental, food and agriculture industries.

•	LABWORKSTM Laboratory Information Management System, a software application that enables scientists to store, share and create reports on instrument data in both small and large laboratory environments.

•	The PYRISTM Diamond family of thermal analysis instrumentation and software, which is used for materials property analyses by customers in the polymer and pharmaceutical markets.

•	The SpectrumTM One series of molecular spectroscopy tools, which are used by scientists and lab professionals to analyze the composition of polymers and fine chemicals through the absorption of infrared light.

•	TotalChromTM chromatography data systems, which are used to acquire data from and control the operation of a laboratory’s chromatography instrumentation.

      New Products. Analytical Instruments products launched recently include:

•	AssureIDTM QA/QC Systems, which verify the identity and quality of materials used in pharmaceutical manufacturing quality assurance and quality control processes.

•	The ELAN® DRC II ICP/MS, which uses Dynamic Reaction CellTM technology to extend the range of inductively coupled plasma-mass spectrometry analysis to clinical, geochemical and environmental applications involving more difficult samples.

•	SombrillaTM Web-based instrument and data management software, which is used to consolidate laboratory data storage and transfer using common Web browsers.

•	SpectrumTM Spotlight FT-IR Imaging System, which provides chemical images for applications such as formulation testing, product performance testing, failure analysis and drug delivery analysis.

•	TurboMassTM Gold GC/MS, a quadrupole mass spectrometer used to positively identify samples for environmental, chemical, flavor and fragrance, food and beverage, forensic and pharmaceutical applications.

•	HyperDSCTM, a thermal analysis method on the diamond differential scanning calorimeter (DSC).

•	prOTOFTM 2000 MALDI O-TOF mass spectrometer, which features next-generation MALDI-TOF technology for the identification and characterization of proteins.

      Brand Names. Our Analytical Instruments reporting segment offers its products under various brand names, including AAnalystTM, ClarusTM, LABWORKSTM, PYRISTM, SpectrumTM, OptimaTM and ELAN®.

Optoelectronics

      Our Optoelectronics business unit provides digital imaging, sensor and specialty lighting components to customers in biomedical and industrial end markets. For the 12 months ended December 29, 2002, our Optoelectronics business unit generated sales of $323.8 million.

      We are a leading supplier of amorphous silicon digital x-ray detectors, an enabling technology for medical imaging and radiation therapy. Amorphous silicon digital x-ray detectors replace film and produce improved image resolution and diagnostic capability for use in radiography, angiography and cancer treatment.

      We have significant expertise in optical sensor technologies, with products used in a variety of applications. Examples include sample detection in life sciences instruments, luggage screening, security and fire detection systems, HVAC controls, document handling/ sorting and smart weaponry.

      Our specialty lighting technologies include xenon flashtubes, ceramic xenon light sources and laser pump sources. These products are used in a variety of applications, including digital and analog cameras, medical endoscopy and laser machine tools.

      Principal Products. The principal products of our Optoelectronics reporting segment include:

•	Health Sciences

—	Amorphous silicon, an enabling technology for digital x-ray imaging that replaces film and produces improved image resolution and diagnostic capability in applications such as radiography, angiography and cancer treatments.

—	Cermax® xenon short arc lamps and fiber optic light sources used in diagnostic and surgical endoscopes, surgical headlamps and microscopes and photodynamic therapy systems.

—	A wide range of optical detectors and light sources used in analytical instruments, drug discovery tools and clinical diagnostic systems. The detectors include charge coupled devices, avalanche photodiodes, photodiode arrays, channel photo multipliers and our unique single photon counting module. The light sources include our Cermax xenon short arc lamps as well as our line of guided arc xenon flash lamps. We also produce ultraviolet-visible range spectrometer sub-systems based on the above components.

—	Gas detection sensors and sub-systems used on patient monitoring applications such as anesthesia gas monitoring and carbon dioxide monitoring, also known as capnography.

—	Thermopile temperature sensors used in digital ear thermometers.

•	Industrial Products

—	Xenon flashtubes for use in digital still cameras, 35mm compact cameras and disposable cameras as well the emerging market for onboard cameras on mobile phones.

—	A wide range of optical sensors including avalanche photodiodes, photodiodes and photodiode arrays, photocells, infrared detectors and thermopile sensors. Our optical sensors are used in a variety of applications, including luggage screening, security and fire systems, laser printers and copiers, HVAC systems, automotive applications and smart weaponry.

—	Cermax® xenon short arc lamps for use in digital projectors and projection televisions.

—	Linear xenon and argon flashlamps used in solid state lasers in machine tools and other industrial applications.

—	Charge-coupled device cameras, which are used to detect defects in manufacturing processes, pilot vision systems and postal sorting.

      New Products. New product releases by our Optoelectronics reporting segment include:

•	Angiography Amorphous Silicon Detector Panels — This detector is used in digital angiography systems. It is larger than digital x-ray detectors in widespread use, allowing a larger area of the patient to be viewed while maintaining a low-dose exposure to x-rays. The introduction of the flat panel angio detector follows the launch of the amorphous silicon cardiac detector, which went into production last year.

•	4-Channel Single Photon Counting Module-AQ4C Photon Detector — This four-channel detector array uses our avalanche photodiode technology to enable researchers to test four wavelengths of light simultaneously. The AQ4C can be used for a range of applications that require examination of minute samples, including single molecule detection, high-throughput DNA sequencing, laser radars, adaptive optics and ultra-sensitive fluorescence detection.

•	Thermopile Module Sensor — This sensor module is designed for remote temperature measurements in industrial, consumer, home appliance and automotive solutions, such as microwave ovens, car thermometers and smoke detectors. The sensor module contains application-specific integrated circuitry that allows for operation independent of external electronic components and provides other features such as an adjustable low-noise amplifier, programmable memory cells and a processing unit that provides ambient temperature compensation.

•	FX-4400 — A high output guided arc xenon bulb used in analytical and life sciences instrumentation applications requiring large area illumination or simultaneous sample screening.

•	ColdBlueTM — A cooled charge-coupled device camera offering improved sensitivity and detection of very faint signals, used in applications such as protein quantification and fluorescent microscopy.

      Brand Names. Our Optoelectronics reporting segment offers its products under various brand names, including Cermax®, HeimannTM, Power Systems, Amorphous Silicon and Reticon®.

Fluid Sciences

      Our Fluid Sciences business unit is a leading provider of critical sealing and fluid containment products and services for the aerospace, semiconductor and power generation markets, as well as engine lubricant testing. This business unit has an extensive network of strategic alliances with major original equipment manufacturers worldwide. For the year ended December 29, 2002, our Fluid Sciences business unit generated sales of $189.5 million.

      In the aerospace market, we are a leading provider of sealing and pneumatic systems for large commercial transport aircraft, business and regional jets. Most major aircraft and turbine engine manufacturers use our products to reduce leakage and improve reliability. For example, we design and produce high-pressure accumulators used to moderate pressure in hydraulic systems. New fleet orders and maintenance on existing aircraft generally create demand for our aerospace products and services.

      In the semiconductor equipment market, we provide components and sub-assembly integration and processing services to many of the world’s leading semiconductor equipment manufacturers. Our bellows, sealing and linear motion devices are used in more semiconductor wafer-processing equipment worldwide than any other brand. Building upon our understanding of our customers’ needs, we have expanded our product offerings to include a broad range of assemblies and related after-market services used in semiconductor wafer-processing equipment and maintenance.

      We also provide static and dynamic seals that reduce emissions and improve efficiency on many new power generation equipment platforms. Our fluid testing business has been providing fuel and lubricant testing services for almost 50 years to the gasoline refining and petrochemical industries.

      Principal Products. The principal products of our Fluid Sciences reporting segment include:

•	Rigid E-Seal JointsTM that have become the industry standard as a connection point for installation and removal of pneumatic ducts and attached equipment.

•	Flexible joints and ducting systems used in aircraft environmental control systems and for other engine bleed air system applications such as anti-icing and air starters.

•	Dynamic seals and aftermarket repair services sold under the CenturionTM brand name, including pressure- balanced face seals, circumferential segmented seals, controlled gap clearance seals, hydrodynamic seals, swivel seals, brush seals and welded metal bellows seals.

•	A broad range of static seals sold under the PressureScienceTM brand name, including C-Seals, E-SealsTM and U-Plex SealsTM that increase system efficiencies, minimize leakage and decrease cost of sealing interfaces.

•	Bellows seals, devices and assemblies used as accumulators and aneroids and for a variety of sensing, lifting, storage and compensating applications in aerospace, power generation and semiconductor equipment.

•	Solenoid values and next-higher level assemblies that provide actuation or control on aircraft pneumatic, fuel and hydraulic systems.

      In addition, our Fluid Sciences reporting segment is rapidly becoming a premier supplier of higher value assemblies and after-market services to semiconductor wafer-processing equipment manufacturers.

      New Products. New products releases by our Fluid Sciences reporting segment include:

•	New surface treatment techniques for semiconductor wafer process equipment that reduce process variability and increase yield.

•	Federal Aviation Administration and U.S. military approvals for new repairs and components that extend performance life on engines and pneumatic systems.

•	Patented high-pressure maintenance-free accumulator technology for emerging higher pressure needs which improve the life and reliability of aircraft accumulators and is less sensitive to fluid contamination.

•	Sealing solutions for fossil fuel drilling applications that greatly reduces equipment downtime.

•	Valves for emerging fuel cell technology programs that enable customers to use higher pressures and control temperatures to improve fuel cell system performance.

      Brand Names. Our Fluid Sciences reporting segment offers its products under various brand names, including Belfab®, CallistoTM, CenturionTM and PressureScienceTM.

Marketing

      All of our businesses market their products and services through their own specialized sales forces as well as independent foreign and domestic manufacturer’s representatives, distributors and agents. Our businesses sometimes enter into joint venture and license agreements with local firms in foreign countries to manufacture and market their products. As of December 29, 2002, we had approximately 2,500 sales and service representatives operating in approximately 45 countries and marketing products in approximately 125 countries.

Raw Materials and Supplies

      Each of our reporting segments use raw materials and supplies that are generally readily available in adequate quantities from domestic and foreign sources. We typically do not have long-term contracts with any of our suppliers. In some cases, we may rely on a single supplier for particular items, although we believe that we could obtain these items from alternative suppliers, if necessary.

Intellectual Property

      We own numerous United States and foreign patents and have patent applications pending in the United States and abroad. We also license intellectual property rights to and from third parties, some of which bear royalties and are terminable in specified circumstances. In addition to our patent portfolio, we possess a wide array of unpatented proprietary technology and know-how. We also own numerous United States and foreign trademarks, registered trademarks and trade names for a variety of our product names, and have applications for the registration of trademarks and trade names pending in the United States and abroad. We believe that patents and other proprietary rights are important to the development of each of our reporting segments, but we also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain the competitive position of each of our reporting segments. We do not believe that the loss of any one patent or other proprietary right would have a materially adverse effect on our overall business or on any of our reporting segments.

      In some cases, we may participate in litigation or other proceedings to defend against or assert claims of infringement, to enforce our or our licensors’ patents, to protect our trade secrets, know-how or other intellectual property rights or to determine the scope and validity of our or third parties’ intellectual property rights. Litigation of this type could result in substantial cost to us and diversion of our resources. An adverse outcome in any litigation or proceeding could subject us to significant liabilities or expenses, require us to cease using disputed intellectual property or cease the sale of a commercial product or require us to license the disputed property from third parties. We are currently one of several parties defending a litigation brought by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. alleging that we breached our distributorship and settlement agreements with the plaintiffs, infringed the plaintiffs’ patents, engaged in unfair competition and fraud and committed torts against the plaintiffs by, among other things, engaging in commercial development and exploitation of the plaintiffs’ patented products and technology, separately and together with the other defendants. See “Item 3. Legal Proceedings” for a discussion of this matter.

Backlog

      We believe that backlog is not a meaningful indicator of future business prospects for any of our business units due to the short lead time required on a majority of our sales. Therefore, we believe that backlog information is not material to an understanding of our business.

Competition

      Because of the wide range of our products and services, we face many different types of competition and competitors. This affects our ability to sell our products and services and the prices at which these products and services are sold. Our competitors range from large foreign and domestic organizations that produce a comprehensive array of goods and services, and that may have greater financial and other resources than we do, to small concerns producing a limited number of goods or services for specialized market segments.

      In our Life Sciences reporting segment, we compete on the basis of service level, price, product availability and reliability. Competitors range from multinational organizations with a wide range of products to specialized firms that in some cases have well established market niches. We compete in these markets on the basis of innovative technologies, product differentiation and quality. We expect the proportion of large competitors in this reporting segment to increase through the continued consolidation of competitors.

      No single competitor competes directly with our Analytical Instruments reporting segment as a whole. We compete with instrument companies that serve particular segments of markets in industrial instrumentation. We compete in this segment primarily on the basis of product performance, product reliability, service and price.

      No single competitor competes directly with our Optoelectronics reporting segment across its full product range. However, we do compete with specialized manufacturing companies in the products and sale of specialty flashtubes and ultraspecialty lighting sources, photodetectors and photodiodes and switched power supplies. Competition is based on price, technological innovation, operational efficiency, and product reliability and quality.

      Competition in our Fluid Sciences reporting segment is typically based on product performance and innovation, quality, service and price. In a few markets, competitors are large, diversified engineering and manufacturing concerns. Most of our competitors, however, are small specialized manufacturing companies offering limited product lines for narrow market segments. Competition for lubricant testing services is primarily from one large non-profit institute and some customer-owned laboratories, and is mainly based on quality and price.

      We believe we compete effectively in each of the areas in which our reporting segments experience competition.

Research and Development

      PerkinElmer-sponsored research and development expenditures were approximately $86.5 million during 2002, approximately $80.1 million during 2001 and approximately $76.1 million during 2000.

      We directed our research and development efforts in both 2002 and 2001 primarily in the drug discovery tools and genetic screening applications markets, as well as the biopharmaceutical markets within our Life Sciences and Analytical Instruments reporting segments, and in the biomedical markets within our Optoelectronics reporting segment.

Environmental Matters

      Our operations are subject to various foreign, federal, state and local environmental and safety laws and regulations. These requirements include those governing emissions and discharges of hazardous substances, the remediation of contaminated soil and groundwater, the regulation of radioactive materials and the health and safety of our employees.

      We may have liability under the Comprehensive Environmental Response Compensation and Liability Act, and comparable state statutes that impose liability for investigation and remediation of contamination without regard to fault, in connection with materials that we or our former businesses sent to various third-party sites. We have incurred, and will continue to incur, costs pursuant to these statutes.

      We are conducting a number of environmental investigations and remedial actions at current and former locations and, along with other companies, have been named a potentially responsible party for specific waste disposal sites. We accrue for environmental issues in the accounting period in which our responsibility is established and when the cost can be reasonably estimated. We have accrued $7.1 million as of December 29, 2002, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where we are named a potentially responsible party, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, we review these liabilities and adjust them to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on our financial position, results of operations or cash flows. While it is possible that we may incur a material loss exceeding the amounts recorded, the potential exposure is not expected to be materially different than the amounts recorded.

      In connection with our acquisitions, we may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws or the discovery of new contamination could cause us to incur additional costs.

Employees

      As of December 29, 2002, we employed approximately 10,700 employees in our continuing operations. Several of our subsidiaries, with an aggregate of approximately 1,400 employees as of December 29, 2002, are parties to contracts with labor unions. We consider our relations with employees to be satisfactory.

Financial Information About Reporting Segments

      The table below sets forth sales and operating profit (loss) by reporting segment for 2002, for 2001 and for 2000:

	2002	2001	2000

	(In thousands)
Life Sciences
Sales	$494,308	$346,110	$221,401
Operating profit (loss)	8,006	(46,366)	(3,636)
Analytical Instruments
Sales	$497,404	$568,373	$617,699
Operating profit	19,425	77,755	56,076
Optoelectronics
Sales	$323,784	$380,227	$447,129
Operating (loss) profit	(3,998)	51,268	96,126

	2002	2001	2000

	(In thousands)
Fluid Sciences
Sales	$189,485	$230,629	$251,753
Operating profit	17,476	57,272	45,071
Other
Sales	$—	$—	$—
Operating loss	(16,591)	(10,214)	(13,779)
Continuing operations
Sales	$1,504,981	$1,525,339	$1,537,982
Operating profit	$24,318	$129,715	$179,858

      Our Security and Detection Systems, Telecommunications Component, and Entertainment Lighting businesses are discontinued operations and therefore have not been included in the preceding table. The results for the periods presented above include certain acquisition charges, restructuring charges and other items, which are discussed in this annual report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Additional information relating to our reporting segments is as follows:

	Depreciation and
	Amortization Expense			Capital Expenditures

	2002	2001	2000	2002	2001	2000

	(In thousands)
Life Sciences	$35,032	$34,887	$17,719	$19,686	$17,691	$16,239
Analytical Instruments	9,691	17,952	21,172	5,328	32,295	3,881
Optoelectronics	20,560	23,182	23,839	38,271	27,892	27,323
Fluid Sciences	9,632	11,036	10,664	3,754	9,242	10,895
Other	1,665	1,415	859	780	7,262	956

Continuing operations	$76,580	$88,472	$74,253	$67,819	$94,382	$59,294

Discontinued operations	$1,515	$5,735	$4,895	$3,053	$7,334	$11,304

	Total Assets

	December 29,	December 30,	December 31,
	2002	2001	2000

	(In thousands)
Life Sciences	$1,393,001	$1,407,774	$578,417
Analytical Instruments	690,563	719,597	733,067
Optoelectronics	291,892	392,802	444,660
Fluid Sciences	125,349	124,926	123,096
Other	320,461	140,670	201,953
Net current and long-term assets of discontinued operations	14,973	184,169	179,567

	$2,836,239	$2,969,938	$2,260,760

Financial Information About Geographic Areas

      The following geographic area information for continuing operations includes sales based on location of external customer and net property, plant and equipment based on physical location:

	Sales

	2002	2001	2000

	(In thousands)
U.S.	$722,553	$731,053	$697,992
Non-U.S.:
United Kingdom	93,386	94,265	97,130
Japan	87,394	85,800	77,062
Germany	86,729	93,117	99,342
France	68,431	51,814	51,788
Italy	59,117	52,475	55,047
Other Non-U.S.	387,371	416,815	459,621

Total Non-U.S.	782,428	794,286	839,990

	$1,504,981	$1,525,339	$1,537,982

	Net Property,
	Plant and Equipment

	December 29,	December 30,	December 31,
	2002	2001	2000

	(In thousands)
U.S.	$215,282	$160,523	$139,232
Non-U.S.:
Canada	25,833	35,203	19,051
Singapore	12,543	15,600	12,002
Germany	8,435	4,656	7,231
Finland	6,635	1,169	4,434
Philippines	6,314	7,960	8,646
United Kingdom	4,095	14,746	12,836
Other Non-U.S.	24,885	42,767	59,010

Total Non-U.S.	88,740	122,101	123,210

	$304,022	$282,624	$262,442

      Each of our reporting segments conducts business in, and derives substantial revenue from various countries outside the United States. During 2002, we had $782.4 million in sales from our international operations, representing approximately 52% of our total sales. During 2002, we derived approximately 44% of our international sales from our Analytical Instruments reporting segment, approximately 32% of our international sales from our Life Sciences reporting segment, approximately 20% of our international sales from our Optoelectronics reporting segment, and approximately 4% of our international sales from our Fluid Sciences reporting segment. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales.

      We are exposed to the risks associated with international operations, including exchange rate fluctuations, regional and country-specific political and economic conditions, foreign receivables collection concerns, trade protection measures and import or export licensing requirements, tax risks, staffing and labor law concerns, intellectual property protection risks and differing regulatory requirements.

Item 2.	Properties

      As of December 29, 2002, our continuing operations occupied approximately 3,572,000 square feet of building area. We own approximately 1,311,000 square feet of this space and lease the balance. Our headquarters occupies 53,000 square feet of leased space in Wellesley, Massachusetts. Our other operations are conducted in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in nine states and 39 foreign countries.

      Non-United States facilities account for approximately 1,594,000 square feet of our owned and leased property, or approximately 45% of our total occupied space.

      Our real property leases are both short-term and long-term. We believe that our properties are well-maintained and are adequate for our present requirements.

      The following table indicates, as of December 29, 2002, the approximate square footage of real property owned and leased attributable to each of our reporting segments for continuing operations:

	Owned	Leased	Total

	(In square feet)
Life Sciences	489,000	610,000	1,099,000
Optoelectronics	575,000	553,000	1,128,000
Analytical Instruments	35,000	721,000	756,000
Fluid Sciences	212,000	324,000	536,000
Corporate Offices	—	53,000	53,000

Continuing Operations	1,311,000	2,261,000	3,572,000

Item 3.	Legal Proceedings

      We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner that is unfavorable to us.

      We and our subsidiary, EG&G Idaho, Inc., were served with a complaint in 1998 naming us as defendants in a lawsuit pending in the United States District Court for the District of Idaho. Filed by two former employees of EG&G Idaho under the Civil False Claims Act, the suit named as defendants several entities that were formerly prime contractors or subcontractors to the United States Department of Energy at the Idaho National Engineering and Environmental Laboratory. The plaintiffs allege that we and the other defendants submitted false claims to the government for reimbursement of costs and payment to award fees related to environmental activities that the defendants knew or should have known had either not been performed or were performed improperly. In a series of orders issued in response to various defense motions, the District Court dismissed most, but not all, of the allegations involving us. The plaintiffs have indicated an intent to appeal the District Court’s rulings, but cannot do so until the remaining allegations have reached a final disposition. The plaintiffs have yet to quantify the damages they are seeking.

      Our subsidiary, EG&G Rocky Flats, Inc., and two other companies were served with a complaint in January 2000 naming EG&G Rocky Flats, Inc. as a defendant in a civil false claim action pending in the United States District Court for the District of Colorado, involving alleged false claims arising out of security issues at the United States Department of Energy’s Rocky Flats Plant. In response to a motion filed by the United States Department of Justice, the District Court dismissed the case. The plaintiffs have appealed the dismissal, and the appeal was argued before the United States Court of Appeals for the Tenth Circuit in January 2003.

      On July 1, 2002, Kevin Hatch filed a purported class action lawsuit in the United States District Court for the District of Massachusetts, Civil Action No. 02-11314 GAO, against the Company and Gregory L. Summe, the Company’s Chairman of the Board, Chief Executive Officer and President, and Robert F. Friel,

the Company’s Senior Vice President and Chief Financial Officer, on behalf of himself and purchasers of the Company’s common stock between July 15, 2001 and April 11, 2002. The lawsuit seeks an unspecified amount of damages and claims violations of Sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934, alleging various statements made during the putative class period by the Company and its management were misleading with respect to the Company’s prospects and future operating results. At least eleven virtually identical lawsuits were subsequently filed in the United States District Court for the District of Massachusetts against the Company. The Court granted plaintiffs’ motion to consolidate these matters, and, on January 13, 2003, plaintiffs filed an amended complaint. On February 24, 2003, defendants served a motion to dismiss the lawsuit. Plaintiffs will serve an opposition to defendants’ motion to dismiss on or before April 7, 2003. The Company believes it has meritorious defenses to the lawsuit and intends to contest the action vigorously. The Company is currently unable, however, to determine whether resolution of this matter will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of this matter.

      In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham PLC, Amersham Biosciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid Biosciences, Inc. The six count complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Other defendants have alleged or may allege that we have an indemnity obligation for costs and damages arising out of this action. Enzo seeks injunctive and monetary relief.

      We intend to defend ourselves vigorously in these matters. We are currently unable, however, to determine whether resolution of these matters will have a material adverse impact on our financial position or results of operations.

Item 4.	Submission of Matters to A Vote of Security Holders

      Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Listed below are our executive officers as of March 11, 2003. No family relationship exists between any of these officers and any of our other executive officers or directors.

Name	Position	Age

Gregory L. Summe	Chairman of the Board, Chief Executive Officer and President	46
Robert A. Barrett	Senior Vice President, President — Fluid Sciences	59
Peter B. Coggins	Senior Vice President, President — Life and Analytical Sciences	54
John P. Murphy	Senior Vice President, President — Optoelectronics	36
Robert F. Friel	Senior Vice President and Chief Financial Officer	47
Terrance L. Carlson	Senior Vice President, Business Development, General Counsel and Clerk	50

Name	Position	Age

Richard F. Walsh	Senior Vice President, Human Resources	50

Jeffrey D. Capello	Vice President — Finance, Treasurer and Chief Accounting Officer	38

      Gregory L. Summe, 46. Mr. Summe was named Chief Executive Officer of PerkinElmer effective January 1, 1999 and Chairman effective April 27, 1999. He was appointed President and Chief Operating Officer of PerkinElmer and elected to the Company’s Board of Directors in February 1998. From 1993 to 1998, Mr. Summe held several positions at AlliedSignal, Inc. (now Honeywell International): President of the Automotive Products Group, President of Aerospace Engines and President of General Aviation Avionics. Prior to joining AlliedSignal, he was general manager of commercial motors at General Electric (1992 to 1993) and a partner at McKinsey & Co., Inc. where he worked from 1983 to 1992. Mr. Summe is a Director of State Street Corporation and served as a Director of TRW Inc. from 2001 until December 2002.

      Robert A. Barrett, 59. Mr. Barrett was first elected a Vice President of PerkinElmer in January 1999 and a Senior Vice President in January 2000. In October 2002, he was re-appointed Senior Vice President when our Fluid Sciences business unit was reconsolidated into our continuing operations. Mr. Barrett has served as President of our Fluid Sciences business unit since May 1998. From 1990 to 1998, he served as President and General Manager of our Pressure Science division.

      Peter B. Coggins, 54. Dr. Coggins joined PerkinElmer in July 2002 as Senior Vice President and President of our Life Sciences business. He currently serves as President of our Life and Analytical Sciences business unit. From 1994 to June 2002, Dr. Coggins served in various capacities at Amersham Biosciences, a developer of systems for disease research, drug development and manufacture, most recently as Executive Vice President, Global Sales and Marketing, Chairman of the Board of Amersham Japan KK and a member of the Amersham Bioscience Executive Committee.

      John P. Murphy, 36. Mr. Murphy joined PerkinElmer in August 2001 as Senior Vice President and President of our Optoelectronics business unit. From July 2000 to August 2001, Mr. Murphy served as Vice President and General Manager of the Business Regional and General Aviation Unit of Honeywell International. From 1993 to June 2000, Mr. Murphy served at AlliedSignal, Inc. in various capacities, most recently as Vice President and General Manager of Business and General Aviation.

      Robert F. Friel, 47. Mr. Friel joined PerkinElmer in February 1999 as Senior Vice President and Chief Financial Officer. From 1997 to 1999 he was Corporate Vice President and Treasurer of AlliedSignal, Inc. Prior to that he was Vice President, Finance and Administration of AlliedSignal Engines from 1992 to 1996.

      Terrance L. Carlson, 50. Mr. Carlson joined PerkinElmer in June 1999 as Senior Vice President, Business Development, General Counsel and Clerk. From 1997 to May 1999 he was Deputy General Counsel of AlliedSignal, Inc. Prior to that he was Vice President and General Counsel of AlliedSignal Aerospace from 1994 to 1997, and from 1986 to 1994 he was a partner in the law firm of Gibson, Dunn & Crutcher.

      Richard F. Walsh, 50. Mr. Walsh joined PerkinElmer in July 1998 as Senior Vice President of Human Resources. From 1995 to June 1998, he served as Senior Vice President of Human Resources of ABB Americas, Inc., the United States subsidiary of an international engineering company.

      Jeffrey D. Capello, 38. Mr. Capello joined PerkinElmer in June 2001 as Vice President of Finance and was named Chief Accounting Officer in April 2002. From 1997 to June 2001 he served as a partner at PricewaterhouseCoopers LLP, a public accounting firm, initially in the United States and later in the Netherlands.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Price of Common Stock

      Our common stock is listed and traded on the New York Stock Exchange. The following table sets forth the high and low per share sale prices for our common stock on that exchange for each fiscal quarter in 2002 and 2001.

	2002 Fiscal Quarters

	First	Second	Third	Fourth

High	$36.22	$18.60	$10.27	$8.90
Low	15.75	10.97	4.88	4.37

	2001 Fiscal Quarters

	First	Second	Third	Fourth

High	$50.03	$37.56	$33.95	$35.74
Low	22.33	21.38	25.06	25.72

      As of March 10, 2003, we had approximately 8,775 holders of record of our common stock.

      On April 24, 2001, our Board of Directors approved a two-for-one stock split of our common stock which we effected on June 1, 2001 by means of a 100% stock dividend to stockholders of record as of May 15, 2001. We have adjusted share price and dividend amounts within this annual report on Form 10-K to give effect to this stock split.

Dividends

      During 2002 and 2001 we declared regular cash dividends on our common stock at a rate of seven cents per share, resulting in an annual dividend rate of 28 cents per share. The table below sets forth the cash dividends per share that we paid on our common stock during each of those fiscal quarters. Our senior credit facility and the indenture governing our outstanding 8 7/8% senior subordinated notes contain restrictions that may limit our ability to pay our regular quarterly cash dividends.

	2002 Fiscal Quarters

	First	Second	Third	Fourth

Cash Dividends Per Common Share	$.07	$.07	$.07	$.07

	2001 Fiscal Quarters

	First	Second	Third	Fourth

Cash Dividends Per Common Share	$.07	$.07	$.07	$.07

Item 6.	Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION

      The following table sets forth certain selected historical financial information as of the end of and for each of the fiscal years in the five-year period ended December 29, 2002. We derived the selected historical financial information for and as of the end of each of the fiscal years in the three-year period ended December 29, 2002, from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information for and as of the end of each of the fiscal years in the two-year period ended January 2, 2000, from our audited consolidated financial statements which are not included elsewhere in this annual report on Form 10-K. We adjusted the information, where appropriate, to account for both the discontinuances of our Telecommunications Component and Entertainment Lighting businesses, and the reinclusion in continuing operations of our Fluid Sciences business unit.

      Our historical financial information may not be indicative of our results of operations or financial position that you should expect in the future.

      You should read the selected historical financial information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the related notes, included elsewhere in this annual report on Form 10-K.

	Fiscal Year Ended

	January 3,	January 2,	December 31,	December 30,	December 29,
	1999	2000	2000	2001	2002

	(In thousands, except per share)
Sales	$777,682	$1,248,178	$1,537,982	$1,525,339	$1,504,981
Operating income	114,785	59,624	179,858	129,715	24,318
Other expense, net	825	15,176	33,113	29,165	32,868
Income (loss) from continuing operations before taxes	113,960	44,448	146,745	100,550	(8,550)
Income (loss) from continuing operations, net of income taxes	78,391	26,854	90,370	41,498	(4,135)
Income (loss) from discontinued operations, net of income taxes	23,611	17,182	(4,303)	(9,360)	(16,543)
Gain (loss) on dispositions of discontinued operations, net of income taxes	—	110,280	4,453	2,367	(13,460)

Net income (loss) before effect of accounting change	102,002	154,316	90,520	34,505	(34,138)
Effect of accounting change, net of income tax	—	—	—	—	(117,800)

Net income (loss)	$102,002	$154,316	$90,520	$34,505	$(151,938)

Basic earnings (loss) per share:
Continuing operations	$0.86	$0.29	$0.92	$0.40	$(0.03)
Discontinued operations	0.26	1.40	0.00	(0.07)	(0.24)
Effect of accounting change, net of income tax	—	—	—	—	(0.94)

Net income (loss)	$1.13	$1.69	$0.92	$0.33	$(1.21)

	Fiscal Year Ended

	January 3,	January 2,	December 31,	December 30,	December 29,
	1999	2000	2000	2001	2002

Diluted earnings (loss) per share:
Continuing operations	$0.85	$0.29	$0.88	$0.39	$(0.03)
Discontinued operations	0.26	1.37	0.00	(0.07)	(0.24)
Effect of accounting change, net of income tax	—	—	—	—	(0.94)

Net income (loss)	$1.11	$1.66	$0.89	$0.32	$(1.21)

Weighted-average common shares outstanding:
Basic:	90,644	91,044	98,212	103,687	125,439
Diluted:	91,768	93,138	102,278	107,259	125,439
Cash dividends per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of

	January 3,	January 2,	December 31,	December 30,	December 29,
	1999	2000	2000	2001	2002

Balance Sheet Data:
Total assets	$1,103,351	$1,715,625	$2,260,760	$2,969,938	$2,836,239
Short-term debt	157,888	382,162	185,411	125,984	191,491
Long-term debt	129,835	114,855	583,337	598,125	614,053
Stockholders’ equity	399,667	550,776	728,389	1,363,557	1,252,344
Common shares outstanding	89,492	92,732	99,548	124,188	125,854

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following management discussion and analysis contains forward-looking information that you should read in conjunction with the consolidated financial statements and notes to consolidated financial statements that we have included elsewhere in this annual report on Form 10-K. Actual results may differ materially from the plans, intentions or expectations we disclose in the forward-looking statements we make. We have included important factors below under the heading “Forward-Looking Information and Factors Affecting Future Performance” that we believe could cause actual results to differ materially from the forward-looking statements we make.

Overview

      We are a leading provider of scientific instruments, consumables and services to the pharmaceutical, biomedical, environmental testing and general industrial markets. We design, manufacture, market and service products and systems within three business units:

•	Life and Analytical Sciences. We are a leading provider of drug discovery, genetic screening, environmental and chemical analysis tools and instrumentation. Our Life and Analytical Sciences business unit comprises our Life Sciences reporting segment and our Analytical Instruments reporting segment.

•	Optoelectronics. We provide a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets. Our Optoelectronics business unit constitutes a single reporting segment.

•	Fluid Sciences. We provide critical fluid control and containment solutions for highly demanding environments such as turbine engines and semiconductor fabrication facilities. Our Fluid Sciences business unit constitutes a single reporting segment.

Formation of our Life and Analytical Sciences business

      During the fourth quarter of 2002, we combined our Life Sciences and Analytical Instruments business units into a new integrated business named Life and Analytical Sciences. We combined our Life Sciences and Analytical Instruments businesses to improve our operational scale, which we believe will enable us to better serve our customers and more fully capitalize on the strengths of the businesses’ sales, service and research and development organizations. Our Life and Analytical Sciences business unit comprised two reporting segments for the years presented in this annual report on Form 10-K. In connection with the formation of our Life and Analytical Sciences business unit and expected near-term pressure on capital expenditures within certain key end markets, we recorded a $26.0 million restructuring charge as a result of workforce reductions, facility closures and contract terminations that we expect to make. We expect many of these actions to occur during 2003. The combination of these businesses will require changes to our organizational structure, processes and systems over the next year. We are targeting annualized pre-tax cost savings from the combination of between $30.0 million and $45.0 million beginning in 2004, with interim pre-tax cost savings of between $12.0 million and $25.0 million in 2003. We cannot assure you that we will achieve any of these cost savings.

2002 Refinancing Transactions

      In December 2002, we completed a series of related debt refinancing transactions for the purpose of extending our existing average debt maturities. These transactions included:

•	Establishing a new senior secured credit facility comprising:

—	a $315.0 million six-year term loan and

—	a $100.0 million five-year revolving credit facility,

•	the sale of $300.0 million principal amount of ten-year 8 7/8% senior subordinated notes at a price of 99.173%,

•	the repurchase of $205.6 million in aggregate accreted amount of our zero coupon debentures due August 2020,

•	the repurchase of $110.3 million of our 6.8% notes due October 2005,

•	the repayment of $60.3 million outstanding under our unsecured revolving credit facility expiring in March 2006 and the termination of both that facility and our unsecured revolving credit facility expiring in March 2003, and

•	the payment of $30.0 million in satisfaction of all of our obligations under our Fremont, California operating lease.

      Following these transactions, at December 29, 2002, we had $186.5 million in aggregate accreted amount of outstanding zero coupon debentures and $4.7 million in outstanding 6.8% notes.

      At December 29, 2002, we had a total of $186.5 million of the proceeds from the sale of our 8 7/8% notes and our new term loan held in escrow to retire substantially all of the remaining zero coupon debentures. We may redeem some or all of the zero coupon debentures at any time on or after August 7, 2003 at a redemption price equal to the issue price plus the accrued original issue discount through the redemption date. Under the terms of our new senior credit facility, we are required to redeem in the third quarter of 2003 all of the zero coupon debentures outstanding at that time. Prior to August 7, 2003, we may from time to time repurchase outstanding zero coupon debentures through open market purchases, privately negotiated transactions or otherwise. Accordingly, the zero coupon debentures are shown as current liabilities on our December 29, 2002 balance sheet.

      On March 1, 2002, we redeemed all $118.2 million outstanding of our 9.375% notes due March 2007 for aggregate consideration of $123.5 million, resulting in a $5.5 million loss on the extinguishment. The indenture governing the 9.375% notes established the 104.688% redemption rate we paid in this transaction. We assumed the 9.375% notes as part of our November 2001 acquisition of Packard BioScience Company.

Acquisitions and Divestitures

Significant Acquisitions

      In November 2001, we completed our acquisition of Packard BioScience Company for a purchase price of approximately $764.0 million, primarily in the form of approximately 22 million shares of our common stock and our assumption of approximately $118.2 million in debt which we subsequently redeemed in March 2002. The acquisition extended our capabilities in automated liquid handling and sample preparation and strengthened our position as a global provider of comprehensive drug discovery tools and solutions. Packard generated sales of approximately $165.0 million for its fiscal year ended December 31, 2000.

      In July 2000, we completed our acquisition of NEN Life Sciences, Inc., a provider of state-of-the-art drug discovery products, services, reagents and technologies to the life sciences industry, for an aggregate purchase price of approximately $418.0 million. In connection with the acquisition, we paid approximately $350.0 million in cash and issued warrants to purchase approximately 600,000 shares of our common stock. In addition, we repaid approximately $50.0 million of outstanding indebtedness of NEN. We financed the acquisition and repayment of the outstanding indebtedness with $410.0 million of commercial paper borrowings with a weighted-average interest rate of 7%. We repaid these short-term borrowings in August 2000 with proceeds from the issuance of our zero coupon convertible debentures.

Significant Divestitures and Discontinued Operations

      During October 2001, our Board of Directors approved a plan to sell our Fluid Sciences business unit, at which time the business was reflected as a discontinued operation in our consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” As of the third quarter of 2002, we had not completed the sale of the business due to external market conditions. As APB No. 30 affords one year for the completion of a disposition, we have reflected the Fluid Sciences business unit within our consolidated results from continuing operations for 2002 and adjusted all other periods reported in this annual report on Form 10-K to reflect this change.

      In June 2002, our Board of Directors approved a plan to shut down our Telecommunications Component business and a plan to sell our Entertainment Lighting business as part of our continued efforts to focus on higher growth opportunities. Both businesses have been reflected as discontinued operations in our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets,” which we adopted as of the beginning of 2002.

      In June 2001, our Board of Directors approved a plan to sell our Security and Detection Systems business. In June 2002, we completed the sale of our Security and Detection Systems business to L-3 Communications. We received cash proceeds in this transaction of approximately $100.0 million. These proceeds are subject to a working capital adjustment, which we do not expect to be material. Our consolidated financial statements reflect the business and the associated effect of the disposition as a discontinued operation in accordance with APB No. 30.

Consolidated Results of Continuing Operations

Sales

      2002 Compared to 2001. Sales for 2002 were $1,505.0 million versus $1,525.3 million during 2001, a decrease of $20.4 million or 1%. The decrease in year over year sales was due primarily to lost sales from divested businesses and declines in sales within key end markets, offset by the inclusion of Packard’s results for a full year and favorable changes in foreign exchange rates. Sales in 2001 included $93.3 million from businesses we have divested. Sales for 2001 would have been approximately $165.0 million higher had Packard been included for the first 10 months of the year. Changes in foreign exchange rates increased sales in 2002 by approximately $22.0 million. Key end markets contributing to the year over year decline in sales included pharmaceutical research and development markets within our Life Sciences reporting segment, several general analytical markets served by our Analytical Instruments reporting segment, the fiber optic test and ultra-specialty lighting markets within our Optoelectronics reporting segment and the aerospace and semiconductor assembly markets within our Fluid Sciences reporting segment. These declines were partially offset by increased sales within the genetic screening and digital imaging markets and increased sales of consumables and related services.

      2001 Compared to 2000. Sales for 2001 were $1,525.3 million versus $1,538.0 million during 2000, a decrease of $12.6 million or less than 1%. The decrease in year over year sales was due primarily to lost sales from divested businesses and unfavorable changes in foreign exchange rates, offset to some extent by the inclusion of NEN’s results for a full year and Packard’s results for two months, as well as increased sales within our genetic screening and drug discovery tools businesses. Our divestiture of businesses in 2001 and 2000 resulted in a $63.9 million decline in sales during 2001, while foreign exchange rate changes reduced sales by approximately $30.0 million. 2001 sales included Packard’s results for two months, which totaled $40.0 million. 2000 sales would have been approximately $70.0 million higher had NEN been included for the first seven months of the year.

Cost of Sales

      2002 Compared to 2001. Cost of sales for 2002 was $904.1 million versus $849.4 million for 2001, an increase of $54.7 million or 6%. As a percentage of sales, cost of sales increased to 60% in 2002 from 56% in 2001. The increase in cost of sales was due primarily to unabsorbed manufacturing expenses, unfavorable product mix from the sale of lower margin instruments and increases in material and labor costs. The unabsorbed manufacturing expenses resulted from decreased production and lower capacity utilization as a result of lower sales and lower inventory. The increase in cost of sales was offset by benefits from the reduction and relocation of facilities and headcount reductions. Included in 2002 cost of sales was a $17.2 million write-off of inventory associated with the Optoelectronics reporting segment and $1.5 million related to the amortization of the write-up associated with Packard inventory included as part of purchase accounting. Included in the cost of sales for 2001 were $7.4 million in costs associated with relocating manufacturing facilities to lower cost geographies and an additional $1.5 million related to the amortization of the write-up of inventory from the Packard acquisition.

      2001 Compared to 2000. Cost of sales was $849.4 million for 2001 versus $892.4 million during 2000, a decrease of $43.0 million or 5%. As a percentage of sales, cost of sales decreased to 56% in 2001 from 58% during 2000. The decrease in cost of sales was due primarily to lower headcount, the reduction and relocation of facilities, and strategic moves into higher margin businesses. Included in 2001 cost of sales were $7.4 million from the cost of relocating manufacturing facilities to lower cost geographies and $1.5 million related to the amortization of the write-up of Packard inventory included as part of purchase accounting. Included in 2000 cost of sales were $1.8 million in charges associated with reorganization activities and $1.8 million from the write-up of inventory acquired as part of the NEN acquisition.

Research and Development Expenses

      2002 Compared to 2001. Research and development expenses for 2002 were $86.5 million versus $80.1 million in 2001, an increase of $6.4 million or 8%. As a percentage of sales, research and development expenses increased to 6% in 2002 from 5% in 2001, principally as a result of the inclusion of spending associated with the Packard operations. We directed research and development efforts during both 2002 and 2001 primarily toward drug discovery tools and genetic screening applications as well as biopharmaceutical end markets within the Life Sciences and Analytical Instruments reporting segments and biomedical end markets within the Optoelectronics reporting segment. We expect research and development to continue to approximate historical levels with future efforts directed principally in the health sciences end markets.

      2001 Compared to 2000. Research and development expenses for 2001 were $80.1 million versus $76.1 million in 2000, an increase of $4.0 million or 5%. As a percentage of sales, research and development expenses were 5% in both 2001 and 2000. We directed research and development efforts during 2001 primarily toward drug discovery tools and genetic screening applications, as well as biopharmaceutical end markets within the Life Sciences and Analytical Instruments reporting segments and biomedical end markets within the Optoelectronics reporting segment. We directed research and development efforts during 2000 primarily toward drug discovery tools, genetic screening applications and pharmaceutical end markets within the Life Sciences reporting segment.

In-Process Research and Development Expenses

      In-process research and development expenses for 2001 were $71.5 million and consisted of $69.0 million from our acquisition of Packard within our Life Sciences reporting segment and $2.5 million from our acquisition of Applied Surface Technology within our Fluid Sciences reporting segment. In-process research and development expenses for 2000 were $24.3 million from our acquisition of NEN within our Life Sciences reporting segment. In all instances, we deemed the in-process research and development to have no future alternative use at the date of purchase.

Selling, General and Administrative Expenses

      2002 Compared to 2001. Selling, general and administrative expenses for 2002 were $431.3 million versus $376.9 million for 2001, an increase of $54.4 million or 14%. As a percentage of sales, selling, general and administrative expenses increased to 29% in 2002 from 25% in 2001. The increase resulted from unfavorable changes in foreign exchange rates, the inclusion of costs associated with Packard operations and increased investments made in the sales and marketing function in 2002. Our selling, general and administrative expenses for 2002 included $3.3 million associated with the integration of Packard into the Life Sciences reporting segment, while 2001 included $7.5 million for incentive payments associated with acquisitions and divestitures, $6.0 million in other acquisition-related charges and $4.2 million for costs of integrating administrative functions for each of our Life Sciences and Analytical Instruments reporting segments and relocating facilities to lower cost geographies.

      2001 Compared to 2000. Selling, general and administrative expenses for 2001 were $376.9 million versus $364.5 million for 2000, an increase of $12.4 million or 3%. As a percentage of sales, selling, general and administrative expenses increased to 25% in 2001 from 24% in 2000. The increase in selling, general and administrative expenses resulted primarily from the inclusion of expenses associated with Packard’s operations, investments made in our sales and marketing function, offset by changes in foreign exchange rates. The results from 2001 included charges of $7.5 million for incentive payments associated with acquisitions and divestitures, $6.0 million in other acquisition-related charges and $4.2 million in charges incurred in the integration of administrative functions in each of the Life Sciences and Analytical Instruments reporting segments and relocating facilities to lower cost geographies. The results from 2000 included charges of $5.4 million in similar integration charges mainly attributable to NEN.

Restructuring Charges, Net

      2002 Compared to 2001. Restructuring charges, net for 2002 were $35.7 million versus $7.0 million during 2001. Our restructuring charges in 2002 included a $26.0 million charge taken in connection with our decision to combine our Life Sciences and Analytical Instruments businesses into a single business — Life and Analytical Sciences. This charge consisted of approximately $20.8 million in severance payments, $3.5 million in lease cancellation payments and $1.7 million of asset writedowns. In addition, during 2002, we took $9.2 million in net charges associated with workforce reductions and manufacturing facility closures stemming primarily from relocating to lower cost geographies and reduction of our fixed costs. Our net restructuring charges in 2001 of $7.0 million related primarily to employee separation costs associated with the consolidation of European general and managerial functions within both our Life Sciences and Analytical Instruments reporting segments.

      2001 Compared to 2000. Restructuring charges, net for 2001 were $7.0 million versus $6.3 million in 2000. Our restructuring charges in 2001 related primarily to employee separation costs associated with the consolidation of European general and managerial functions within both our Life Sciences and Analytical Instruments reporting segments. Restructuring charges in 2000 related to the consolidation of offices and manufacturing facilities, including associated employee separation costs, as well as the disposal of excess capacity.

      The following table summarizes our restructuring accrual balances and related activity during 2002 and 2001:

	Balance at	Amounts paid	Changes in	2001	Balance at	Amounts paid	Changes in	2002	Balance at
	12/31/2000	and incurred	Estimates	Charges	12/30/2001	and incurred	Estimates	Charges	12/29/2002

Existing plans	$21,044	$(16,904)	$(2,189)	$—	$1,951	$(1,022)	$(929)	$—	$—
2001 plan	—	(1,603)	—	9,189	7,586	(4,891)	1,380	—	4,075
2002 plan	—	—	—	—	—	(7,260)	—	35,247	27,987

Total	$21,044	$(18,507)	$(2,189)	$9,189	$9,537	$(13,173)	$451	$35,247	$32,062

      We expect to settle the majority of the actions remaining at December 29, 2002 in 2003, with the exception of our European pension and severance obligations and a number of lease obligations which may extend beyond 2003. We expect all cash payments to be made using available cash.

Gains on Dispositions

      2002 Compared to 2001. Dispositions resulted in a net gain of $5.2 million in 2002 versus a net gain of $33.2 million in 2001. Gains on dispositions in 2002 included $4.4 million from sales of facilities and $0.8 million from post closing adjustments relating to the sale of our Instruments for Research and Applied Sciences business, formerly part of our Analytical Instruments reporting segment. Gains on dispositions in 2001 included $32.3 million from the sale of our Instruments for Research and Applied Sciences business and $7.2 million from dispositions within our Optoelectronics and Analytical Instruments reporting segments, offset by a $6.3 million loss on the sale of our Voltarc Technologies business, formerly part of our Optoelectronics reporting segment.

      2001 Compared to 2000. Dispositions resulted in a net gain of $33.2 million for 2001 versus a net gain of $37.7 million in 2000. The gain on dispositions in 2001 included $32.3 million from the sale of our Instruments for Research and Applied Sciences business and $7.2 million from dispositions in our Optoelectronics and Analytical Instruments reporting segments, offset by the $6.3 million loss from the sale of our Voltarc Technologies business. The gain on dispositions in 2000 included approximately $16.7 million on the sale of buildings, approximately $10.0 million on the disposition of our Berthold business, $7.2 million from other dispositions, primarily within the Optoelectronics reporting segment, and $2.5 million previously deferred from prior dispositions recognized as a result of the resolution of outstanding contingent liabilities.

Amortization of Intangible Assets

      2002 Compared to 2001. Amortization of intangible assets for 2002 was $28.3 million versus $43.9 million for 2001, a decrease of $15.6 million or 36%. Of the 2001 amortization expense, $27.1 million related to the amortization of goodwill in 2001. We discontinued the amortization of goodwill with our adoption of SFAS No. 142 at the beginning of 2002. The year over year increase in intangible asset amortization was the result of the amortization on intangible assets other than goodwill that arose from the acquisition of Packard.

      2001 Compared to 2000. Amortization of intangible assets for 2001 was $43.9 million versus $32.3 million for 2000, an increase of $11.6 million or 36%. Within these amounts, the amortization of goodwill accounted for $27.1 million in 2001 and $22.7 million in 2000. The increase reflects a full year of amortization from the goodwill and intangible assets associated with our acquisition of NEN completed in July 2000 and to a lesser extent, the amortization of intangible assets in 2001 recorded as part of our acquisition of Packard.

Other Expense, Net

      2002 Compared to 2001. Other expense, net for 2002 was $32.9 million versus $29.2 million for 2001, an increase of $3.7 million or 13%. The increase in other expense, net was due primarily to $8.7 million in premiums, fees and write-offs of unamortized costs resulting from the early extinguishment of debt during 2002, $2.5 million in transaction costs incurred as part of the proposed sale of the Fluid Sciences business, a $2.0 million loss on an equity investment versus net gains of $4.3 million in 2001, and other items totaling $4.1 million. Offsetting these amounts were $8.4 million in gains realized on the repurchase of a portion of the zero coupon convertible debentures, a year over year decline in net interest expense of $5.1 million and a $4.4 million gain realized on the termination of a fixed to variable interest rate swap as a result of the tender offer for our 6.8% notes. The $8.7 million in charges associated with the early extinguishment of debt were comprised of a $5.5 million call premium paid on the extinguishment of the Packard debt called in the first quarter of 2002 and $3.2 million in fees and previously capitalized issuance costs written-off in connection with our December 2002 debt refinancing transactions. A decline in interest expense to $32.1 million in 2002 from $37.7 million in 2001 was the result of decreased levels of indebtedness and lower associated interest rates period over period. We expect interest expense in 2003 to increase due to the debt we raised as part of our 2002 debt refinancing transactions.

      2001 Compared to 2000. Other expense, net for 2001 was $29.2 million versus $33.1 million in 2000, a decrease of $3.9 million or 12%. Other expense, net for 2001 included gains realized on the sale of investments of $4.3 million. The results from 2000 included similar gains of $0.9 million. Interest expense for 2001 of $37.7 million versus $37.4 million in 2000 was the result of higher debt levels due to acquisition activity, offset by lower borrowing costs. The remaining impact in each of the years was attributable to foreign exchange losses.

Provision/ Benefit for Income Taxes

      2002 Compared to 2001. The benefit for income taxes for 2002 was $4.4 million versus a provision of $59.1 million during 2001. Our 2002 effective tax rate of 52% is primarily attributable to the geographic income patterns, reduced profitability, permanent tax differences and use of foreign tax credits in the United States. Our 2001 effective tax rate of 59% was increased by the tax treatment of in-process research and development charges associated with our Packard acquisition, which were not deductible for tax purposes. Absent these items, we would expect our effective tax rate to approximate 35%.

      2001 Compared to 2000. The provision for income taxes was $59.1 million in 2001 versus $56.4 million in 2000. Our 2001 tax rate was increased by the tax treatment of in-process research and development charges associated with the Packard acquisition, which were not deductible for tax purposes. Our 2000 effective tax rate of 38% was impacted to a lesser extent by similar in-process research and development charges.

Discontinued Operations

      In June 2002, we sold our Security and Detection Systems business to L-3 Communications. We received cash proceeds in this transaction of approximately $100.0 million at closing. The proceeds are subject to a working capital adjustment, which we do not expect to be material. We have reflected the business and the associated impact of the disposition as a discontinued operation within our consolidated financial statements in accordance with APB No. 30. For the portion of 2002 prior to being sold, our Security and Detection Systems business had sales of $108.2 million.

      Also in June 2002, our Board of Directors approved a plan to shut down our Telecommunications Component business and a plan to sell our Entertainment Lighting business as part of our continued efforts to focus on higher growth opportunities. We have reflected both businesses as discontinued operations in our consolidated financial statements in accordance with SFAS No. 144. As of June 30, 2002, we had shut down our Telecommunications Component business. For 2002, our Telecommunications Component business had sales of $1.7 million and our Entertainment Lighting business had sales of $10.3 million.

Effect of Accounting Change

      We adopted SFAS No. 142 as of the beginning of fiscal 2002 and have accordingly ceased the amortization of goodwill and indefinite-lived intangible assets. During the second quarter of 2002, we completed our transitional implementation of the impairment of testing provisions of SFAS No. 142, which resulted in a $117.8 million after-tax charge for goodwill associated with the lighting reporting unit within the Optoelectronics business unit. In accordance with the provisions of SFAS No. 142, we have taken this charge as the effect of an accounting change as of the beginning of fiscal 2002.

Contingencies

      We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $7.1 million as of December 29, 2002, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where we have been named a potentially responsible party, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on our financial position or results of operations. While it is possible that a material loss exceeding the amounts recorded may be incurred, the potential exposure is not expected to be materially different from the amounts recorded.

      We and certain of our officers have been named as defendants in a class action lawsuit in which the plaintiffs have alleged various statements made by us were misleading with respect to our prospects and future operating results. We believe we have meritorious defenses to the lawsuits and we intend to contest the actions vigorously. We are currently unable, however, to reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters.

Reporting Segment Results of Continuing Operations

      We report our continuing operations as four reporting segments, reflecting our management methodology and structure. Our Security and Detection Systems business, previously reported as part of our Analytical Instruments reporting segment, and our Telecommunications Component business and Entertainment Lighting business, previously reported as part of our Optoelectronics reporting segment, have been reflected as discontinued operations in our consolidated financial statements. The accounting policies of our reporting segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We evaluate performance based on profitability of the respective reporting segments. The discussion that follows is a summary analysis of the primary changes in operating results by reporting segment for 2002 versus 2001 and for 2001 versus 2000.

Life Sciences

      2002 Compared to 2001. Sales for 2002 were $494.3 million versus $346.1 million in 2001, an increase of $148.2 million or 43%. Year over year sales increased due primarily to the timing of the Packard acquisition, increased sales in our genetic screening business and increased sales in consumables and services. These increases were offset in part by a decline in sales from drug discovery instruments due to challenges within the pharmaceutical research and development end markets. Sales in 2001 would have been approximately $165.0 million higher had the results from Packard been included for the first ten months of the year.

      Operating profit for 2002 was $8.0 million versus a loss of $46.4 million in 2001. The year over year increase in operating profit was primarily attributable to the inclusion of $21.7 million in charges in 2002 versus $86.1 million in charges during 2001 principally associated with acquisitions and restructurings. The operating profit for 2002 included $16.9 million in net restructuring charges, including a $12.9 million charge taken in the fourth quarter of 2002 for severance and facility closure actions stemming from the combination of our Life Sciences and Analytical Instruments businesses into a single business — Life and Analytical Sciences. Additionally, the operating profit from 2002 included $3.3 million in costs incurred during the first quarter of 2002 as a result of integration efforts and $1.5 million from the amortization of inventory acquired as part of our acquisition of Packard. The results from 2001 included a $69.0 million charge associated with acquired in-process research and development, $6.0 million in integration-related charges, $3.4 million of net restructuring charges, a $3.3 million integration incentive associated with the Packard acquisition, a net $2.9 million in other charges which include the settlement of pre-acquisition contingencies from a prior acquisition and a $1.5 million charge for the revaluation of acquired inventory. Lower production volumes, which led to lower utilization of production capacity, and the inclusion of Packard for the full year decreased operating profit in 2002. Goodwill and intangible asset amortization expenses were $21.2 million for 2002 and $23.7 million for 2001.

      2001 Compared to 2000. Sales for 2001 were $346.1 million versus $221.4 million for 2000, an increase of $124.7 million or 56%. The timing of our Packard and NEN acquisitions contributed to the increased sales for 2001. Sales for 2001 included two months of results from Packard, which totaled $40.0 million. Sales for 2000 would have been approximately $70.0 million higher had NEN been included for the first seven months of the year. The year over year increase in sales was also attributable to increased sales in our drug discovery tools and genetic screening businesses and increased sales in related consumables resulting from new product introductions and geographic expansions.

      Operating loss for 2001 was $46.4 million versus a loss of $3.6 million for 2000. The year over year increase in operating loss was primarily attributable to the inclusion of $86.1 million in charges during 2001 versus $33.5 million in charges during 2000. The results from 2001 included a $69.0 million charge associated with acquired in-process research and development, $6.0 million in integration-related charges, $3.4 million of net restructuring charges, a $3.3 million integration incentive associated with our Packard acquisition, a net $2.9 million in other charges which include the settlement of preacquisition contingencies from a prior acquisition and a $1.5 million charge for the revaluation of acquired inventory. 2000 operating profit included a $24.3 million charge for acquired in-process research and development, $3.9 million in restructuring charges, $3.5 million in integration-related charges associated with our NEN acquisition and a $1.8 million charge for the revaluation of acquired inventory. Sales of higher margin products and the benefit of lower costs resulting from the consolidation of manufacturing and administrative sites reduced the operating loss in 2001. Goodwill and intangible asset amortization expenses were $23.7 million for 2001 and $9.3 million for 2000.

Analytical Instruments

      2002 Compared to 2001. Sales for 2002 were $497.4 million versus $568.4 million for 2001, a decrease of $71.0 million or 12%. The year over year decrease was due primarily to business divestitures and declines in sales due to weakness in the general analytical and pharmaceutical end markets. These declines were offset by favorable changes in foreign exchange rates and by increased sales of consumables and services. Sales for 2001 included $47.4 million in sales from our Instruments for Research and Applied Science business which we divested in the fourth quarter of 2001.

      Operating profit for 2002 was $19.4 million versus $77.8 million for 2001, a decrease of $58.3 million or 75%. The year over year decrease in operating profit was due primarily to the inclusion of $9.4 million in charges during 2002 versus $16.1 million in net gains during 2001, as well as lower sales due to divested businesses, volume declines and associated lower utilization of production capacity. Operating profit for 2002 included $14.6 million in net restructuring charges, of which $13.1 million was taken in the fourth quarter in connection with our decision to combine our Life Sciences and Analytical Instruments businesses, as well as $5.2 million in gains resulting from the final settlement of the disposition of property and businesses divested in prior years. Operating profit for 2001 included $32.1 million in gains realized on the disposal of businesses, $8.4 million in reorganization charges associated with relocations to lower cost geographies, consolidation of European finance functions and relocations of administrative and manufacturing facilities, a restructuring charge of $5.3 million, and a $2.3 million incentive payment associated with the successful completion of divestitures. Goodwill and intangible asset amortization expense was $4.4 million in 2002 and $10.5 million in 2001.

      2001 Compared to 2000. Sales for 2001 were $568.4 million versus $617.7 million for 2000, a decrease of $49.3 million or 8%. The year over year decrease was due primarily to the disposition of our Berthold business in late 2000, which had sales of approximately $30.0 million in the year 2000.

      Operating profit for 2001 was $77.8 million versus $56.1 million in 2000, an increase of $21.7 million or 39%. The year over year increase in operating profit was due primarily to productivity enhancements and cost containment actions. Results from 2001 included $32.1 million in gains realized on the disposal of businesses, $8.4 million in reorganization-related charges associated with relocations to lower cost geographies, consolidation of European finance functions and relocations of administrative and manufacturing facilities, a restructuring charge of $5.3 million and a $2.3 million incentive payment associated with the successful completion of the divestitures. Operating profit for 2000 included a $15.2 million gain from the sale of businesses. Goodwill and intangible asset amortization was $10.5 million for 2001 and $13.5 million for 2000.

Optoelectronics

      2002 Compared to 2001. Sales for 2002 were $323.8 million versus $380.2 million for 2001, a decrease of $56.4 million or 15%. The decrease in sales in 2002 was due primarily to the impact of divested businesses and product lines which accounted for $39.4 million in sales for 2001 and continued weakness in the semiconductor market which more than offset growth in sales in the digital imaging and sensors end markets.

      Operating loss for 2002 was $4.0 million versus an operating profit of $51.3 million for 2001. The year over year decline in operating profit was due primarily to a decline in sales due in part to divestitures, and lower capacity utilization leading to unabsorbed manufacturing expenses, partially offset by headcount reductions and the reduction and relocation of facilities. 2002 operating loss included an inventory write down of $17.2 million which was taken during the first quarter of 2002 as the result of expected lower sales volumes in several key markets. Additionally, 2002 operating loss included $3.7 million in net restructuring charges related to facility closures and workforce reduction actions. 2001 operating profit included a $5.5 million net loss realized on the disposal of businesses, reorganization-related charges of $4.9 million associated with our further expansion and relocation into lower cost manufacturing locations, a $1.8 million retention incentive charge, and $3.0 million in other net credits related to resolution of outstanding liabilities. Goodwill and intangible asset amortization was $1.3 million for 2002 and $7.0 million for 2001.

      2001 Compared to 2000. Sales for 2001 were $380.2 million versus $447.1 million for 2000, a decrease of $66.9 million or 15%. The decrease in sales in 2001 was due primarily to businesses and product lines divested during 2000 and 2001, which accounted for $33.6 million more in sales in 2000 than they did in 2001. The decrease in sales also resulted from decreased sales in the photography and semiconductor markets, offset by an increase in sales to the digital imaging and sensors markets.

      Operating profit for 2001 was $51.3 million versus $96.1 million for 2000, a decrease of $44.9 million or 47%. The year over year decline in operating profit was attributable to the $9.2 million in charges during 2001 versus $15.4 million in net gains during 2000 and lower sales discussed above. The 2001 operating profit included a $5.5 million net loss realized on the disposal of businesses, reorganization-related charges of $4.9 million associated with our further expansion and relocation into lower cost manufacturing locations, restructuring and other net credits of $3.0 million mainly related to previously unresolved potential liabilities and a $1.8 million retention incentive. The 2000 operating profit included gains of $11.7 million from the sale of a building, $6.7 million from the disposition of businesses and other net credits of $3.0 million. Goodwill and intangible amortization was $7.0 million for both years.

Fluid Sciences

      2002 Compared to 2001. Sales for 2002 were $189.5 million versus $230.6 million for 2001, a decrease of $41.1 million or 18%. The decrease in sales was due primarily to weakness in the semiconductor assembly, fluid testing and aerospace end markets, offset by growth in the power generation end markets. The decline in sales was also a result of the divestiture of two aerospace businesses which contributed $6.6 million during 2001.

      Operating profit for 2002 was $17.5 million versus $57.3 million for 2001, a decrease of $39.8 million or 69%. The decrease in operating profit was due primarily to the decline in sales previously discussed and the cost of relocating manufacturing to lower cost geographies and, to a lesser extent, the impact of $2.1 million in net one-time gains during 2001. The 2001 operating profit included $6.6 million in gains from the sale of two businesses during the first half of 2001, $2.5 million in reversals of previously announced restructuring charges, and $2.1 million in restructuring-related charges. Goodwill and intangible amortization was $1.5 million for 2002 and $2.7 million for 2001.

      2001 Compared to 2000. Sales for 2001 were $230.6 million versus $251.8 million for 2000, a decrease of $21.1 million or 8%. The decrease in sales in 2001 as compared to 2000 was due primarily to a decline in sales to the semiconductor assembly markets, partially offset by an increase in sales to the aerospace fluid testing and power generation markets.

      Operating profit for 2001 was $57.3 million versus $45.1 million in 2000, an increase of $12.2 million or 27%. The year over year increase in operating profit resulted from increased sales of higher margin products to the aerospace market and the inclusion of $6.6 million in one-time gains in 2001. Operating profit for 2001 included gains of $6.6 million associated with the sale of two businesses disposed of during 2001, $2.5 million in reversals of previously announced restructuring charges, and $2.1 million in restructuring-related charges. Operating profit for 2000 included $2.4 million in restructuring charges and $0.4 million in restructuring-related charges, offset by $2.8 million in gains from dispositions. Goodwill and intangible asset amortization was $2.7 million in 2001 and $2.5 million in 2000.

Liquidity and Capital Resources

      We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities. Our principal sources of funds are from our operations and the capital markets, particularly the debt markets. In the near term, we anticipate that our operations will generate sufficient cash to fund our operating expenses, capital expenditures and interest payments on our debt. In the long-term, we expect to use internally generated funds and external sources to satisfy our debt and other long-term liabilities.

      Principal factors that could affect the availability of our internally generated funds include:

•	deterioration of sales due to weakness in several markets in which we sell our products and services,

•	changes in our working capital requirements, and

•	our ability to successfully repatriate cash balances from our foreign subsidiaries for use in settling domestic obligations.

      Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in our new borrowings,

•	a ratings downgrade that would limit our ability to borrow under our accounts receivable facility and our overall access to the corporate debt market, and

•	volatility in the markets for corporate debt.

Cash Flows

Fiscal Year 2002

      Operating Activities. Net cash generated by continuing operations operating activities was $108.2 million in 2002. Contributing to the generation of cash from operating activities during 2002 was a decrease in working capital, which includes accounts receivable, inventory and accounts payable, of $97.4 million. The working capital decrease during 2002 reflects improved working capital management as well as a $17.2 million inventory adjustment within our Optoelectronics reporting segment, offset by a net decrease of $8.0 million in proceeds from our receivable securitization program. We decreased inventory levels by $48.2 million during 2002, including the $17.2 million Optoelectronics inventory adjustment, on lower sales volume. Non-cash items contributing to the net loss during 2002 were $76.6 million in depreciation and amortization charges, $19.5 million in amortization of deferred debt issuance costs, accretion of discounts and net gains from extinguishment of debt, $3.2 million in non-cash restructuring actions, and $2.6 million of stock-based compensation. Offsetting these amounts were $35.4 million in non-cash benefits from deferred taxes and $3.2 million in net gains from dispositions and sales of investments. Cash outlays for accrued expenses, restructuring and other assets and liabilities totaled $49.2 million during 2002, primarily as the result of payments toward restructuring plans and the settlement of payroll, professional fees, hedging and other obligations.

      Investing Activities. In 2002, our investing activities used $150.8 million of cash, including our use of $186.5 million of cash held in escrow to retire substantially all of our outstanding indebtedness under the zero coupon convertible debentures which were not tendered as part of our 2002 refinancing transactions. In 2002, we made capital expenditures of $37.8 million mainly in the areas of tooling and process improvement for the drug discovery tools business and other products for biopharmaceutical applications. We also expended $30.0 million in the settlement of a lease obligation on our Fremont, California facility resulting in our purchase of this facility. Net proceeds from the dispositions of businesses and fixed assets during 2002 of $126.0 million were primarily from approximately $96.2 million in net proceeds received from the sale of our Security and Detection Systems business during the second quarter of 2002 and approximately $29.8 million associated with the sale of facilities. Cash outflows of $22.5 million associated with acquisitions related primarily to the settlement of liabilities incurred in connection with the Packard acquisition.

      Financing Activities. In 2002, we generated $30.7 million of net cash from financing activities. Our debt levels increased by $81.4 million to $805.5 million at December 29, 2002. Included in this amount is $186.5 million of our outstanding indebtedness under the zero coupon convertible debentures which were not tendered as part of our 2002 refinancing transactions for which we had $186.5 million of cash held in escrow at December 29, 2002 for the purpose of retiring. After consideration of the cash held in escrow, our debt decreased by $105.1 million. Because we anticipate that the cash held in escrow will be used to repurchase outstanding zero coupon debentures in 2003, we believe that an understanding of our debt levels after consideration of the escrow provides useful information to investors regarding our financial condition. Reductions in debt included $110.3 million of 2005 notes and $304.3 million of zero coupon convertible debentures, both of which we repurchased as part of our 2002 debt refinancing transactions. Debt reductions in 2002 also included $118.2 million of 9.375% senior subordinated ten-year notes issued by Packard in March 1997, which we repurchased at a rate of 104.688%, and $5.5 million in other credit facilities we paid down during 2002. Offsetting these reductions was our December 2002 issuance of senior subordinated notes which generated proceeds of $297.5 million and our establishment of a term loan which generated proceeds of $315.0 million. In connection with these debt issuances and terminations, we paid $15.8 million in fees during 2002. We also paid $35.3 million in dividends and received net cash proceeds from the exercise of employee stock options and participation in our employee stock purchase plan of $13.1 million in 2002.

Fiscal Year 2001

      Operating Activities. Net cash provided by continuing operations operating activities was $145.3 million in 2001. Non-cash items impacting net income during 2001 were depreciation and amortization of $88.5 million, an in-process research and development charge of $71.5 million, $20.8 million in deferred debt issuance and accretion of discount costs, $5.6 million in changes of deferred tax balances and $3.5 million stock-based compensation charges offset by $40.7 million in gains on dispositions and sale of investments, net and a $1.8 million non-cash restructuring credit. An increase in working capital resulted in a net use of $16.8 million during 2001. Included in the working capital change for 2001 was a $35.5 million increase in inventory due to lower than planned sales in a number of the reporting segments, primarily in our Optoelectronics reporting segment, and inventory safety stock for production. This was partially offset by a $18.2 million reduction in accounts receivable which was net of $37.0 million from the receivable securitization program discussed below. Also impacting cash provided by operating activities during 2001 was a $41.9 million reduction in accrued expenses, restructuring and other assets and liabilities. Offsetting these amounts was $15.0 million from the tax benefit from the exercise of common stock options.

      Investing Activities. In 2001, we generated $76.7 million of net cash from investing activities. Cash flow from the sale of businesses, primarily Instruments for Research and Applied Science and Voltarc, was $73.5 million and from the monetization of assets was $61.2 million for 2001. Monetization of assets consisted of the sale and the sale-leaseback of facilities and equipment. Costs of acquisitions, net of cash acquired, generated $34.1 million of cash in 2001, principally from the Packard acquisition. Capital expenditures were $94.4 million in 2001, and related in large part to equipment, process improvement and maintenance associated with increasing productivity and capacity within the business of drug discovery tools and other biomedical applications, as well as leasehold improvements in a number of manufacturing facilities.

      Financing Activities. In 2001, we used $170.8 million of net cash from financing activities. Cash flows generated through operating and investing activities, along with net proceeds of $37.7 million from the exercise of stock options, were used in part to reduce short-term commercial paper borrowings by $177.0 million during 2001. Cash utilized in the payment of dividends to common stockholders totaled $28.3 million during 2001.

Borrowing Arrangements

      Senior Secured Credit Facility. In December 2002, we entered into a new senior credit facility. This facility comprises a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. This credit facility is secured primarily by a substantial portion of our and our subsidiaries’ domestic assets.

      The interest rates under the senior credit facility applicable to the term loan and to the revolving credit facility are determined as a margin over either the Eurodollar rate or the base rate. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The applicable margin for the term loan is 400 basis points for the Eurodollar rate and 300 basis points for the base rate. The applicable margin for the revolving credit facility is determined based upon our leverage ratio for the prior quarter. We may allocate all or a portion of our indebtedness under the senior credit facility to interest based upon the margin over the Eurodollar rate or the base rate. At December 29, 2002, the Eurodollar rate was approximately 140 basis points and the base rate was 425 basis points. The term loan is repayable in nominal quarterly installments until December 2007, and thereafter in four equal quarterly installments until December 2008. The revolving credit facility is available to us through December 2007 for our working capital needs. At December 29, 2002, we had no outstanding principal balance under the revolving credit facility.

      Our senior credit facility contains covenants that require us to maintain specific financial ratios, including:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio,

•	a maximum senior leverage ratio, and

•	a maximum total leverage ratio.

      As of December 29, 2002, we were in compliance with all applicable covenants.

      8 7/8% Notes. In December 2002, we issued and sold ten-year senior subordinated notes at a rate of 8 7/8% with a face value of $300.0 million. We received $297.5 million in gross proceeds from the issuance. Deferred issuance costs of $7.0 million were recorded as a non-current asset. The debt, which matures in January 2013, is unsecured, but is guaranteed by substantially all of our domestic subsidiaries. Interest on our 8 7/8% notes is payable semi-annually on January 15 and July 15, beginning July 15, 2003. If a change of control occurs, each holder of 8 7/8% notes may require us to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued interest. Before January 15, 2006, we may redeem up to 35% of the aggregate principal amount of our 8 7/8% notes with the net proceeds of specified public equity offerings at 108.875% of the principal amount of the notes, plus accrued interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem some or all of our 8 7/8% notes at any time on or after January 15, 2008, at a redemption price of 104.438%. The redemption price decreases to 102.958% on January 15, 2009, to 101.479% on January 15, 2010 and to 100% on January 15, 2011. The debt is subordinated to our new senior credit facility and other existing and future senior subordinated indebtedness. Our 8 7/8% notes contain financial and other covenants. Most of these covenants terminate if the notes obtain an investment grade rating by Standard & Poor’s Rating Services and Moody’s Investors Service. At December 29, 2002, we were in compliance with all applicable covenants.

      Zero Coupon Convertible Debentures. In August 2000, we sold zero coupon convertible debentures with an aggregate purchase price of $460.0 million. We used the offering’s net proceeds of approximately $448.0 million to repay a portion of our commercial paper borrowings, which had been increased temporarily to finance the NEN acquisition. The zero coupon convertible debentures are due August 2020 and were priced with a yield to maturity of 3.5%. During 2002, we repurchased $106.5 million of our zero coupon convertible debentures in open market transactions, recognizing a gain of $8.4 million in the process. As part of our 2002 debt refinancing transactions, we commenced an offer to purchase any and all of our existing zero coupon convertible debentures. As of December 29, 2002, we had completed the tender offer and repurchased $205.6 million in aggregate accreted amount of the issue. The remaining $186.5 million in aggregate accreted amount at December 29, 2002 will either be repurchased prior to the first available call date of August 3, 2003, through open-market purchases, privately negotiated transactions or otherwise, or called by us thereafter. Under the terms of our new senior credit facility, we are required to redeem all of the zero coupon debentures remaining outstanding on August 7, 2003. Accordingly, our zero coupon debentures are shown as current liabilities on our December 29, 2002 Consolidated Balance Sheet.

      In December 2002, we deposited $186.5 million in escrow to retire substantially all our outstanding zero coupon debentures. Assuming all of the zero coupon debentures outstanding at December 29, 2002 remain outstanding at August 7, 2003, our redemption of those zero coupon debentures would require $190.5 million on that date. We expect to use available cash to satisfy our obligations on the zero coupon debentures in excess of the escrow amount. Through March 11, 2003, we have repurchased $32.5 million of accreted value of our outstanding zero coupon debentures in open market transactions using a portion of the funds held in escrow.

      6.8% Notes. In October 1995, we issued $115.0 million in notes bearing an interest rate of 6.8% and maturing in 2005. Interest on the 6.8% notes is payable semi-annually on April 15 and October 15. During the fourth quarter of 2001, the fixed rate on these notes was swapped to a floating rate using a swap instrument which reset semi-annually in arrears based upon six-month USD LIBOR. As part of our 2002 debt refinancing transactions, we initiated a tender offer for all of the outstanding 6.8% notes. As of December 29, 2002, we had completed the tender offer and repurchased all but $4.7 million of these notes. We paid consent payments pursuant to a consent solicitation we made concurrently with the tender offer. The consent solicitation eliminated substantially all of the restrictive covenants contained in the indenture governing our 6.8% notes. We may from time to time repurchase outstanding 6.8% notes through open market purchases, privately negotiated transactions or otherwise. In connection with this tender offer, we extinguished the swap arrangement and recorded a $4.4 million gain on the extinguishment.

      Packard Notes. In November 2001, we completed our acquisition of Packard and assumed approximately $118.2 million of senior subordinated ten-year notes issued in March 1997. We redeemed the notes on March 1, 2002 at a rate of 104.688% in accordance with the indenture dated as of March 4, 1997. As such, this amount was reclassified to short-term on our December 30, 2001 balance sheet for presentation purposes. In connection with this redemption, we realized a loss of $5.5 million as a result of the call premium paid to the holders of the notes.

Receivables Securitization Facility

      In December 2001, we established a wholly-owned consolidated subsidiary to purchase, on a revolving basis, certain of our accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. As collections reduce the accounts receivable balances, new receivables are sold. Our consolidated subsidiary retains the risk of credit loss on the receivables. Under the terms of this arrangement, we retain collection and administrative responsibilities for the balances. The accounts receivable securitization facility provides for up to $51.0 million in accounts receivable funding. The facility has an effective interest rate of approximately LIBOR plus 140 basis points as of December 29, 2002. Amounts funded by the counterparty under this facility were $29.0 million at December 29, 2002 and $37.0 million at December 30, 2001. The facility includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At December 29, 2002, we had a senior unsecured credit rating of BB+ with a stable outlook from Standard & Poor’s Rating Services, and of Ba2 with a stable outlook from Moody’s Investors Service. In January 2003, we entered into an agreement to extend the term of our accounts receivable securitization facility to January 31, 2004.

Dividends

      Our Board of Directors declared regular quarterly cash dividends of seven cents per share in each quarter of 2002 and 2001, resulting in an annual dividend rate of 28 cents per share. Our senior credit facility and the indenture governing our outstanding 8 7/8% senior subordinated notes contain restrictions that may limit our ability to pay our regular cash dividend.

Stock Split

      At our 2001 Annual Meeting of Stockholders, our stockholders approved an increase in the number of authorized shares of our common stock from 100,000,000 shares to 300,000,000 shares. On April 24, 2001, our Board of Directors approved a two-for-one stock split. The stock split has been retroactively reflected in this annual report on Form 10-K.

Contractual Obligations

      The following table summarizes our contractual obligations at December 29, 2002, and the effects we expect those obligations to have on our liquidity and cash flow in future periods.

					Zero Coupon
		6.8%		8.875% Sr.	Convertible
	Operating	Unsecured		Subordinated	Debentures
	Leases	Notes due 2005	Term Note	Notes due 2013	due 2020(1)	Total

	(In thousands)
2003	$23,821	$—	$3,150	$—	$186,483	$213,454
2004	20,951	—	3,150	—	—	24,101
2005	18,469	4,681	3,150	—	—	26,300
2006	12,796	—	3,150	—	—	15,946
2007	11,534	—	302,400	—	—	313,934
2008 and beyond	170,106	—	—	300,000	—	470,106

Total	$257,677	$4,681	$315,000	$300,000	$186,483	$1,063,841

(1)	In December 2002, we deposited $186.5 million of unused proceeds from our new $315.0 million term loan and our sale of $300.0 million of 8 7/8% notes in escrow to retire the remainder of our outstanding zero coupon debentures. We may redeem some or all of our remaining zero coupon debentures at any time on or after August 7, 2003, at a redemption price equal to the issue price plus the accrued original issue discount through the redemption date. Under the terms of our new senior credit facility, we are required to redeem in the third quarter of 2003 any remaining zero coupon debentures outstanding at that time. At December 29, 2002, the outstanding zero coupon debentures had an aggregate accreted amount of $186.5 million. At the time we redeem or otherwise repurchase the outstanding zero coupon debentures, the escrow amount may be less than the aggregate accreted amount of the zero coupon debentures. We expect to use available cash to redeem our outstanding zero coupon debentures with a redemption price exceeding the escrow amount. The accreted value at August 7, 2003 of the remaining zero coupon debentures outstanding at December 29, 2002 would be $190.5 million. However, through March 1, 2003, we have repurchased $32.5 million of accreted value of our outstanding zero coupon debentures in open market transactions using a portion of our funds held in escrow.

      During 2003, we expect to make capital expenditures of approximately $40 million primarily for the introduction of new products, the improvement of operating processes and the shift of production capacity to lower cost geographies. We expect to use our available cash and internally generated funds to fund these expenditures.

Change in Accounting Principle and New Accounting Pronouncements

      In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer systematically amortized, but instead are subject to periodic impairment testing which, at a minimum, will occur on an annual basis. We adopted SFAS No. 142 as of the beginning of fiscal 2002 and have accordingly ceased the amortization of goodwill and indefinite-lived intangible assets. During the second quarter of 2002, we completed our transitional implementation of the impairment testing provisions of SFAS No. 142, which resulted in a $117.8 million after-tax charge for goodwill associated with the lighting reporting unit within our Optoelectronics business unit. In accordance with the provisions of SFAS No. 142, we took this charge as the effect of an accounting change as of the beginning of fiscal 2002. As part of our ongoing compliance with the SFAS No. 142, we will perform our annual assessment during the first quarter.

      Our consolidated financial statements also reflect our early adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of July 2, 2002.” Accordingly, we reflected the gains and losses resulting from our retirement of debt during 2002 in other expense, net within our consolidated income statements rather than as “extraordinary items.”

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated by us after December 30, 2002. SFAS No. 146 does not affect the restructuring actions that we took in the fourth quarter of 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 have been implemented in Note 1 and Note 18 to the accompanying financial statements, and the interim reporting requirements will be adopted in the first interim period in 2003. We have not determined whether we will undertake a change to the fair value method in the near future. As our supplemental disclosure in Note 1 and Note 18 indicates, our adoption of the fair value provisions of SFAS No. 123 would have a negative effect on our Consolidated Income Statements.

      In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating but have not yet determined the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial condition.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the effect that the adoption of FIN 46 will have on our results of operations and financial condition.

Application of Critical Accounting Policies and Estimates

      The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

      Revenue recognition. We record product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. We analyze our installation requirements and record revenue only when installation is perfunctory; in instances where installation is necessary to ensure the functionality of the product, we do not recognize revenue until the product is installed. A provision is made at the time sales are recognized for the cost of any perfunctory installation obligations and the estimated cost of product warranties. We estimate product warranty obligations based on labor and material costs we incur within the one year warranty period. Future changes in warranty costs could decrease or increase our earnings. Because the majority of our sales relate to specific manufactured products or units rather than long-term customized projects, we generally do not experience significant changes in original estimates.

      As discussed, in “Change in Accounting Principle and New Accounting Pronouncements” above, we will be required in the third quarter of 2003, to implement EITF 00-21. This standard may impact our revenue recognition methodology as described above. We are currently assessing this impact.

      Allowances for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We generally compute our allowance for doubtful accounts by (1) applying specific percentage reserves on accounts that are past due and deemed uncollectible; and (2) specifically reserving for customers known to be in financial difficulty. Therefore, if the financial condition of our customers were to deteriorate, we may have to increase our allowance for doubtful accounts. This would reduce our earnings and our cash flows.

      Inventory valuation. We initially value inventory at actual cost to purchase and/or manufacture inventory. We periodically review these values to ascertain that the inventory continues to maintain a market value that is in excess of its recorded cost. Generally, reductions in value of inventory below cost are caused by our maintenance of stocks of products in excess of demand or technological obsolescence of the inventory. We regularly review inventory quantities on hand and, where necessary, record provisions for excess and obsolete inventory based on either our estimated forecast of product demand and production requirement or historical trailing usage of the product. If our sales do not materialize as planned or at historic levels, we may have to increase our reserve for excess and obsolete inventory. This would reduce our earnings and cash flows.

      Value of long-lived assets, including intangibles. We carry a variety of long-lived assets on our balance sheet including property and equipment, investments, identifiable intangible assets and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values, and our projections of anticipated future cash flows. We undertake this review (1) on an annual basis for assets such as goodwill and intangible assets and (2) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows emanating from those assets may be diminished. Any impairment charge that we record reduces our earnings. As reported in our 2002 financial statements, the 2002 initial assessment of goodwill recoverability under SFAS No. 142 resulted in a $117.8 million charge to our earnings. The charge relating to goodwill in our lighting reporting unit within our Optoelectronics business segment was caused by expected declines in profitability and cash flows as a result of softness in key end-markets. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets.

      Employee compensation and benefits. We develop estimates of the cost of the health care, pension and post-retirement benefits we provide to employees based on factors including current discount rates, trends in health care costs, projected returns on trust assets and anticipated salary increases. The impact of pension and post-retirement benefits have not had a material impact on the results from operations or cash flows. Our anticipated rate of return for our pension plans has been based, in general, on the average rate of return on assets expected. The expected rate of return on assets is based both on our actual long-term historic return on assets and expected future rates of return for the asset investment classes. The discount rates used to measure our pension obligation reflect rates at which the pension benefit could be settled. The discount rates chosen are based on the current returns of investment quality bonds. In light of declining interest rates and rates of asset returns, we reduced our discount rate and expect to reduce our expected rate of return on plan assets. The reduction in rates is not expected to have a material impact on our financial results. Changes in these assumptions could lead to changes in estimates of cost and, consequently, to additional charges or credits to our earnings. We have reduced the volatility in our health care costs provided to our retirees because of the defined dollar plan feature we adopted. Our future liability therefore, cannot be impacted by future changes in the cost of health care.

      Restructuring activities. Our financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our restructuring charges are estimates based on our preliminary assessments of (1) severance benefits to be granted to employees, based on known benefit formulas and identified job grades, (2) costs to abandon certain facilities based on known lease costs and estimates of sub-rental income and, (3) as discussed earlier, asset impairments. Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. When such changes in estimates occur they are reflected in our financial statements on the income statement line entitled restructuring charges, net.

      Gains or losses on dispositions. At the time we record the disposition of an asset or discontinuance of an operation we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. Such changes decrease or increase current earnings and are recorded either against the gains on disposition or discontinued operations line items appearing in our income statement.

      Income taxes. Our business operations are global in nature, and our tax structure is complex. Tax rates in countries throughout the world vary substantially and are, on occasion, subject to fluctuations given the current political and economic climate in those countries. We employ tax planning strategies so as to minimize our overall tax burden. These strategies contemplate tax rates being in effect in certain countries and we use these rates to determine both our current and deferred tax status. Any significant fluctuations in rates and tax laws could cause our estimates of taxes we anticipate either paying or recovering in the future to change. Such changes could lead to either increases or decreases in our effective tax rates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risks

Financial Instruments

      Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of December 29, 2002.

      In the ordinary course of business, we enter into foreign exchange contracts for periods consistent with our committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include inter-company and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity and are recorded at fair value on the consolidated balance sheet. Credit risk is minimal as the foreign exchange instruments are contracted with major banking institutions. Unrealized gains and losses on our foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive income in the accompanying consolidated balance sheet. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Effectiveness of these cash flow hedges is measured utilizing the cumulative dollar offset method and is reviewed quarterly. For the year ended December 29, 2002, net losses from hedges reclassified from other comprehensive income to sales and expense totaled $639,000. The notional amount of the outstanding foreign currency contracts was approximately $103.0 million at December 29, 2002 and $280.0 million as of December 30, 2001. At December 29, 2002, the approximate fair value for foreign currency derivative contracts designated as fair value hedges was insignificant. At December 30, 2001, the approximate fair value for foreign currency derivative instruments designated as fair value hedges was $560,000.

Market Risk

      Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures.

      Foreign Exchange Risk. As a multinational corporation, we are exposed to changes in foreign exchange rates. These exposures can take a variety of different forms:

(1) As our international sales grow, exposure to volatility in exchange rates could have a material impact on our financial results. Reported sales made in foreign currencies by our international subsidiaries, when translated into US dollars for financial reporting purposes, can fluctuate due to exchange rate movement. While such exchange rate fluctuations can impact reported revenues and earnings, such impacts are purely a result of the translation effect and do not impact our short-term cash flows in any material way.

(2) In all parts of the world, our subsidiaries do, on occasion, invoice third-party customers in foreign currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency result in both realized and unrealized transaction gains or losses that directly impact our cash flows and our results of operations.

(3) Our manufacturing and distribution organization is world-wide. Accordingly, inventories are manufactured in one location, stored in another, and distributed in a third location. This results in a wide array of intercompany transactions — transactions that are billed and paid in many different currencies. Our cash flows and our results of operations are therefore directly impacted by fluctuations in these currencies.

(4) The cash flow needs of each of our foreign subsidiaries vary through time. Accordingly, there may be times when a subsidiary is on the receiving side or the lending side of a short-term advance from either the parent company or another affiliate. Such advances, again being denominated in currencies other than a particular entity’s functional currency, can expose us to fluctuations in exchange rates that can impact both our cash flows and results of operations.

(5) In order to repay debt or take advantage of tax saving opportunities, we may remit cash from our foreign locations to the US. When this occurs, we are liquidating foreign currency net asset positions and converting them into dollars. Our cash flows and our results of operations are therefore also impacted by such transactions.

      We use foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. The derivative instruments held by us are not leveraged and are not held for trading purposes. We specifically use forward contracts to hedge our foreign denominated assets and liabilities and use a combination of forward and option contracts to hedge anticipated cash flows. Our hedging activity is intended to offset the impact of currency fluctuations on assets, liabilities and cash flows denominated in foreign currencies. The success of the hedging program depends on forecasts of transaction activity in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. The principal currencies hedged are the British Pound, Canadian Dollar, Euro, Japanese Yen, and Singapore Dollar. In those currencies where there is a liquid, cost-effective forward market, we maintain hedge coverage between our established minimum and maximum percentages of our anticipated transaction exposure for periods not to exceed one year. The gains and losses on these contracts offset changes in the value of the related exposure.

      Foreign Currency Risk — Value-at-Risk Disclosure — We utilize a Value-at Risk (“VaR”) model to determine the potential earning/ fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize such exposures through our hedging program. Our VaR computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of December 29, 2002, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.6 million. This VaR measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during the four quarters ended December 29, 2002, the VaR ranged between $0.6 million and $1.6 million, and averaged approximately $1.1 million.

      Interest Rate Risk. As described earlier, our debt portfolio includes both fixed rate and variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows (as they relate to interest) and our earnings. For the year ended December 29, 2002, we maintained, for a portion of our fixed rate debt portfolio, an interest rate swap that served to effectively convert fixed rate debt to variable rate debt. This interest rate swap was specifically designed to serve as both a fair value hedge on our 6.8% $115 million debt and to modify our cash flows so that our net interest payments would be reduced in the event that interest rates continued to decline. The swap was marked to market in our consolidated financial statements so that fair value movements in the swap were offset by the fair value movement in the debt. This swap position was terminated at the end of 2002 when the 6.8% debt was effectively retired.

      Interest Rate Risk — Sensitivity — As we have discussed above, we have restructured our debt in the fourth quarter of 2002. Accordingly, as of December 29, 2002, 61% of our debt portfolio is composed of fixed rate debt and 39% represented by variable rate debt. There are currently no interest rate swaps or other derivative instruments outstanding intended to hedge fair value, cash flow or earnings exposures. Our current debt covenants also require that we maintain at least 50% of our debt portfolio in fixed rate debt as defined in the Credit Agreement. Our current earnings exposure can be summarized as follows:

(1) changes in interest rates can cause our interest charges on $315 million in variable rate debt to fluctuate. A 10% increase or approximately 55 basis points in current interest rates would cause additional pre-tax charge to our earnings of $1.7 million for fiscal year 2003.

(2) changes in interest rates can cause our cash flows relative to interest payments on variable rate debt to fluctuate. Just as described immediately above, an increase of 10% or approximately 55 basis points in current interest rates can cause our cash outflows to increase by $1.7 million for fiscal year 2003.

(3) changes in interest rates can cause the value of our fixed rate debt to change. However, such a value change has no impact on either our earnings or our cash flows unless we determine that we wish to retire this debt in the open market.

Forward-Looking Information and Factors Affecting Future Performance

      This annual report on Form 10-K contains “forward-looking statements” as defined in Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by these forward-looking statements including, among others, the factors set forth below.

      The following important factors affect our business and operations generally or affect multiple segments of our business and operations:

Our operating results may continue to be harmed by cyclical downturns affecting several of the industries into which we sell our products.

      Some of the industries and markets into which we sell our products are cyclical. Industry downturns often are characterized by reduced product demand, excess manufacturing capacity and erosion of average selling prices and profits. Significant downturns in our customers’ markets and in general economic conditions have resulted in a reduced demand for several of our products and have hurt our operating results. For example, during 2002, our operating results were adversely affected by downturns in many of the markets we serve, including the pharmaceutical, biomedical, semiconductor and aerospace markets. Current economic conditions have caused a decrease in capital spending by many of our customers, which in turn has adversely affected our sales and business. These trends are continuing in 2003.

If we do not introduce new products in a timely manner, our products could become obsolete and our operating results would suffer.

      We sell many of our products in industries characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards. Without the timely introduction of new products and enhancements, our products could become technologically obsolete over time, in which case our sales and operating results would suffer. The success of our new product offerings will depend upon several factors, including our ability to:

•	accurately anticipate customer needs,

•	innovate and develop new technologies and applications,

•	successfully commercialize new technologies in a timely manner,

•	price our products competitively and manufacture and deliver our products in sufficient volumes and on time, and

•	differentiate our offerings from our competitors’ offerings.

      Many of our products are used by our customers to develop, test and manufacture their products. Therefore, we must anticipate industry trends and develop products in advance of the commercialization of our customers’ products. In developing new products, we may be required to make significant investments before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers’ needs and future activities, we may invests heavily in research, and development of products that do not lead to significant sales.

      In addition, some of our licensed technology is subject to contractual restrictions, which may limit our ability to develop or commercialize products for some applications. For example, some of our license agreements are limited to the field of life sciences research, and exclude clinical diagnostics applications.

Our substantial debt may adversely affect our cash flow and may restrict our investment opportunities.

      We have a substantial amount of outstanding indebtedness. As of December 29, 2002, we had approximately $805.5 million in outstanding indebtedness including $186.5 million in outstanding zero coupon debentures, excluding obligations under our accounts receivable securitization facility. Also, we have $100.0 million in borrowing capacity available to us under our revolving credit facility.

      Our substantial level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay the principal or interest in respect of our indebtedness. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

      Our substantial leverage could have significant negative consequences, including:

•	increasing our vulnerability to adverse economic and industry conditions,

•	limiting our ability to obtain additional financing,

•	limiting our ability to acquire new products and technologies through acquisitions or licensing,

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures,

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete, and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

      A significant portion of our indebtedness bears interest at floating rates. As a result, our interest payment obligations on this indebtedness will increase if interest rates increase.

      Our ability to satisfy our obligations, and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet these obligations or to successfully execute our business strategy. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, seek additional financing or equity capital, restructure or refinance our debt or sell assets. We may not be able to obtain additional financing or refinance existing debt or sell assets on terms acceptable to us or at all.

Restrictions in our senior credit facility and the indenture governing our 8 7/8% notes may limit our activities.

      Our senior credit facility and the indenture relating to our 8 7/8% notes contain, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company, including restrictions on our ability and the ability of our subsidiaries to:

•	incur additional indebtedness,

•	pay dividends on, redeem or repurchase our capital stock,

•	make investments,

•	create liens,

•	sell assets,

•	in the case of our restricted subsidiaries, incur obligations that restrict their ability to make dividend or other payments to us,

•	in the case of our restricted subsidiaries, guarantee or secure indebtedness,

•	enter into transactions with affiliates,

•	create unrestricted subsidiaries, and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

      We are also required to meet specified financial ratios under the terms of our senior credit facility. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition.

      Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. Also, an acceleration of the debt under our senior credit facility would trigger an event of default under our 8 7/8% notes, and a default under our 8 7/8% notes would trigger an event of default under the senior credit facility and possibly other debt.

      If an event of default occurs, we may not have sufficient funds available to make the required payments under our indebtedness. If we are unable to repay amounts owed under our senior credit facility, those lenders may be entitled to foreclose on and sell the collateral that secures our borrowings under that agreement. Our inability to repay amounts owed under our senior credit facility may also cause a default under other of our obligations including our accounts receivable securitization facility.

Economic, political and other risks associated with foreign operations could adversely affect our international sales.

      Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented 66% of our total sales in the fiscal year ended December 29, 2002. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates,

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions,

•	trade protection measures and import or export licensing requirements,

•	differing tax laws and changes in those laws,

•	difficulty in staffing and managing widespread operations,

•	differing labor laws and changes in those laws,

•	differing protection of intellectual property and changes in that protection, and

•	differing regulatory requirements and changes in those requirements.

Our quarterly operating results are subject to significant fluctuation, and we may not be able to adjust our operations to effectively address changes we do not anticipate.

      Given the nature of the markets in which we participate, we cannot reliably predict future sales and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we can offer no assurance of our ability to make such adjustments or to make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	adverse changes in the level of economic activity in regions in which we do business,

•	adverse changes in industries, such as pharmaceutical, biomedical, semiconductors and aerospace, on which we are particularly dependent,

•	changes in the portions of our sales represented by our various products and customers,

•	delays or problems in the introduction of new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	increased costs of raw materials or supplies, and

•	changes in the volume or timing of product orders.

We may not be able to successfully execute acquisitions or license technologies, integrate acquired businesses or licensed technologies into our existing business or make acquired businesses or licensed technologies profitable.

      We have in the past, and may in the future, supplement our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisition of Packard BioScience Company in November 2001. We may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

•	competition among buyers and licensees,

•	the need for regulatory and other approvals,

•	our inability to raise capital to fund these acquisitions,

•	the high valuations of businesses and technologies, and

•	restrictions in the instruments governing our indebtedness, including the indenture governing the notes and our new senior credit facility.

      Some of the businesses we may seek to acquire may be unprofitable or marginally profitable. Accordingly, the earnings or losses of acquired businesses may dilute our earnings. For these acquired businesses to achieve acceptable levels of profitability, we must improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations.

      To finance our acquisitions, we may have to raise additional funds, either through public or private financings. We may be unable to obtain such funds or may be able to do so only on terms unacceptable to us.

If we do not successfully integrate our Life Sciences and Analytical Instruments business units, we may not achieve the benefits we anticipate we will derive from the combination of these businesses.

      In the fourth quarter of 2002, we announced the combination of our Life Sciences and Analytical Instruments business units into a new integrated business named Life and Analytical Sciences, representing 66% of our total sales for 2002. This combination is subject to various integration risks, and the integration of these two business units may not achieve the benefits we anticipate it will achieve. As a result of the combination, we may experience a loss of productivity, sales and key personnel. In addition, the information technology systems of the two businesses may not be fully compatible. If any of these potential difficulties were to occur and persist, the business results of our Life Sciences and Analytical Instruments reporting segments could suffer.

      We are targeting annualized cost savings from the combination of our Life Sciences and Analytical Instruments businesses of between $30.0 million and $45.0 million. Because we anticipate that the benefits of the combination of these businesses will not be fully realized until 2004, we are targeting cost savings of between $12.0 million and $25.0 million in 2003. While we believe these cost savings to be reasonable, they are estimates that are inherently difficult to predict and are necessarily speculative in nature. In addition, unforeseen factors may offset some or all of the estimated cost savings or other benefits from the integration. As a result, our actual cost savings, if any, could differ or be delayed, compared to our estimates.

Our loss of licenses may require us to stop selling products or lose competitive advantage.

      We may not be able to renew our existing licenses or licenses we may obtain in the future on terms acceptable to us, or at all. If we lose the rights to a patented or other proprietary technology, we may need to stop selling products incorporating that technology and possibly other products, redesign our products or lose a competitive advantage. Potential competitors could in-license technologies that we fail to license and potentially erode our market share.

      Our licenses typically subject us to various economic and commercialization obligations. If we fail to comply with these obligations we could lose important rights under a license, such as the right to exclusivity in a market. In some cases, we could lose all rights under the license. In addition, rights granted under the license could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent, or a third party could obtain a patent that curtails our freedom to operate under one or more licenses.

If we do not compete effectively, our business will be harmed.

      We encounter aggressive competition from numerous competitors in many areas of our business. We may not be able to compete effectively with all of these competitors. To remain competitive, we must develop new products and periodically enhance our existing products. We anticipate that we may also have to adjust the prices of many of our products to stay competitive. In addition, new competitors, technologies or market trends may emerge to threaten or reduce the value of entire product lines.

If we fail to maintain satisfactory compliance with the regulations of the United States Food and Drug Administration and other governmental agencies, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

      Some of the products produced by our Life and Analytical Sciences business unit are subject to regulation by the United States Food and Drug Administration and similar international agencies. In addition, some of the activities of our Fluid Sciences business unit are subject to regulation by the United States Federal Aviation Administration. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales, resales and distribution. If we fail to comply with those regulations or those of similar international agencies, we may have to recall products and cease their manufacture and distribution. In addition, we could be subject to fines or criminal prosecution.

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

      Patent and trade secret protection is important to us because developing and marketing new technologies and products is time-consuming and expensive. We own many United States and foreign patents and intend to apply for additional patents to cover our products. We may not obtain issued patents from any pending or future patent applications owned by or licensed to us. The claims allowed under any issued patents may not be broad enough to protect our technology.

Third parties may seek to challenge, invalidate or circumvent issued patents owned by or licensed to us or claim that our products and operations infringe their patent or other intellectual property rights.

      In addition to our patents, we possess an array of unpatented proprietary technology and know-how and we license intellectual property rights to and from third parties. The measures that we employ to protect this technology and these rights may not be adequate. Moreover, in some cases, the licensor can terminate a license or convert it to a non-exclusive arrangement if we fail to meet specified performance targets.

      We may incur significant expense in any legal proceedings to protect our proprietary rights or to defend infringement claims by third parties. In addition, claims of third parties against us could result in awards of substantial damages or court orders that could effectively prevent us from manufacturing, using, importing or selling our products in the United States or abroad.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

      As of December 29, 2002, our total assets included $1.4 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. These assets have historically been amortized on a straight-line basis over their estimated useful lives. In connection with our adoption of SFAS No. 142, we discontinued the amortization of goodwill and indefinite lived intangible assets beginning in fiscal 2002. Instead, we will test these items, at a minimum, on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned.

      During the second quarter of 2002, we completed our transitional implementation of the impairment testing provisions of SFAS No. 142, which resulted in a $117.8 million before-and-after-tax charge for goodwill associated with our lighting business. In accordance with the provisions of SFAS No. 142, we took this charge as the effect of an accounting change as of the beginning of fiscal 2002.

      Future impairment testing may result in additional intangible asset write-offs, which could adversely affect our results of operations.

Item 8.	Financial Statements and Supplemental Data

Independent Auditors’ Report	45
Consolidated Income Statements for the Three Years Ended December 29, 2002	46
Consolidated Balance Sheets as of December 29, 2002 and December 30, 2001	47
Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 29, 2002	48
Consolidated Statements of Cash Flows for the Three Years Ended December 29, 2002	50
Notes to Consolidated Financial Statements	52

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of PerkinElmer, Inc.

Wellesley, Massachusetts

      We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of December 29, 2002 and December 30, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

January 22, 2003

CONSOLIDATED INCOME STATEMENTS

For the Three Years Ended December 29, 2002

	2002	2001	2000

	(In thousands, except per share data)
Sales:
Products	$1,285,413	$1,327,473	$1,348,797
Services	219,568	197,866	189,185

Total sales	1,504,981	1,525,339	1,537,982

Cost of sales:
Products	772,197	739,234	782,489
Services	131,903	110,186	109,884

Total cost of sales	904,100	849,420	892,373
Selling, general and administrative expenses	431,304	376,860	364,483
Research and development expenses	86,451	80,074	76,098
In-process research and development charges	—	71,533	24,300
Restructuring charges, net	35,698	7,000	6,300
Gains on dispositions, net	(5,216)	(33,189)	(37,739)
Amortization of intangible assets	28,326	43,926	32,309

Operating income from continuing operations	24,318	129,715	179,858
Other expense, net	32,868	29,165	33,113

(Loss) income from continuing operations before income taxes	(8,550)	100,550	146,745
(Benefit) provision for income taxes	(4,415)	59,052	56,375

(Loss) income from continuing operations	(4,135)	41,498	90,370
Loss from discontinued operations, net of income taxes	(16,543)	(9,360)	(4,303)
(Loss) gain on disposition of discontinued operations, net of income taxes	(13,460)	2,367	4,453

(Loss) income before effect of accounting change	(34,138)	34,505	90,520
Effect of accounting change, net of income taxes	(117,800)	—	—

Net (loss) income	$(151,938)	$34,505	$90,520

Basic (loss) earnings per share:
Continuing operations	$(0.03)	$0.40	$0.92
Discontinued operations	(0.24)	(0.07)	0.00

(Loss) income before effect of accounting change	(0.27)	0.33	0.92
Effect of accounting change, net of income taxes	(0.94)	—	—

Net (loss) income	$(1.21)	$0.33	$0.92

Diluted (loss) earnings per share:
Continued operations	$(0.03)	$0.39	$0.88
Discontinued operations	(0.24)	(0.07)	0.00

Net (loss) income before effect of accounting change	(0.27)	0.32	0.89
Effect of accounting change, net of income taxes	(0.94)	—	—

Net (loss) income	$(1.21)	$0.32	$0.89

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of December 29, 2002 and December 30, 2001

	2002	2001

	(In thousands except share
	and per share data)
Current assets:
Cash and cash equivalents	$130,615	$138,250
Cash held in escrow	186,483	—
Accounts receivable, net	304,647	319,063
Inventories	205,455	244,841
Other current assets	152,137	150,686
Current assets of discontinued operations	12,006	90,518

Total current assets	991,343	943,358

Property, plant and equipment:
At cost	598,048	530,327
Accumulated depreciation	(294,026)	(247,703)

Property, plant and equipment, net	304,022	282,624
Investments	14,298	18,197
Intangible assets	1,439,774	1,530,053
Other assets	83,835	102,055
Long-term assets of discontinued operations	2,967	93,651

Total assets	$2,836,239	$2,969,938

Current liabilities:
Short-term debt	$191,491	$125,984
Accounts payable	146,290	128,952
Accrued restructuring and integration costs	40,748	51,735
Accrued expenses	316,427	427,550
Current liabilities of discontinued operations	2,718	20,814

Total current liabilities	697,674	755,035
Long-term debt	614,053	598,125
Long-term liabilities	270,031	253,164
Long-term liabilities of discontinued operations	2,137	57
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $1 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value, authorized 300,000,000 shares; issued 145,101,000 shares; and 125,854,000 and 124,188,000 shares outstanding in 2002 and 2001.	145,101	145,101
Capital in excess of par value	679,929	641,091
Unearned compensation	(5,890)	(3,827)
Retained earnings	655,066	842,283
Accumulated other comprehensive loss	(31,865)	(60,940)
Cost of shares held in treasury — 19,247,000 shares and 20,913,000 shares in 2002 and 2001.	(189,997)	(200,151)

Total stockholders’ equity	1,252,344	1,363,557

Total liabilities and stockholders’ equity	$2,836,239	$2,969,938

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Years Ended December 29, 2002

						Accumulated
						Other	Cost of	Total
	Comprehensive	Common	Capital in	Unearned	Retained	Comprehensive	Shares Held	Stockholders’
	Income	Stock	Excess of Par	Compensation	Earnings	Income (Loss)	in Treasury	Equity

	(In thousands, except per share data)
Balance, January 3, 2000		$120,204	$—	$—	$701,907	$(14,040)	$(257,295)	$550,776
Comprehensive income
Net income	$90,520	—	—	—	90,520	—	—	90,520
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(25,484)	—	—	—	—	(25,484)	—	(25,484)
Unrealized gains on securities arising during the period	481
Reclassification adjustment	1

Net unrealized gains	482	—	—	—	—	482	—	482

Other comprehensive loss	(25,002)

Comprehensive income	$65,518

Cash dividends ($.28 per share)		—	—	—	(27,533)	—	—	(27,533)
Exercise of employee stock options and related income tax benefits		—	17,230	—	16,000	—	34,939	68,169
Issuance of common stock for employee benefit plans		—	14,493	(13,019)	—	—	7,988	9,462
Purchase of common stock for treasury		—	(102)	—	—	—	(10,487)	(10,589)
Mergers, acquisitions and other		2,704	14,704	—	55,178	—	—	72,586

Balance, December 31, 2000		122,908	46,325	(13,019)	836,072	(39,042)	(224,855)	728,389

Comprehensive income
Net income	$34,505	—	—	—	34,505	—	—	34,505
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(20,976)	—	—	—	—	(20,976)	—	(20,976)
Unrealized gains on derivative instruments	1,407	—	—	—	—	1,407	—	1,407
Unrealized losses on securities arising during the period	(2,438)
Reclassification adjustment	109

Net unrealized losses	(2,329)	—	—	—	—	(2,329)	—	(2,329)

Other comprehensive loss	(21,898)

Comprehensive income	$12,607

Cash dividends ($.28 per share)		—	—	—	(28,294)	—	—	(28,294)
Exercise of employee stock options and related income tax benefits		—	20,723	—	—	—	20,047	40,770
Issuance of common stock for employee benefit plans		—	(2,296)	9,192	—	—	4,693	11,589
Purchase of common stock for treasury		—	—	—	—	—	(1,784)	(1,784)
Acquisition of AST		—	3,252	—	—	—	1,748	5,000
Acquisition of Packard		22,193	573,087	—	—	—	—	595,280

Balance, December 30, 2001		145,101	641,091	(3,827)	842,283	(60,940)	(200,151)	1,363,557

						Accumulated
						Other	Cost of	Total
	Comprehensive	Common	Capital in	Unearned	Retained	Comprehensive	Shares Held	Stockholders’
	Income	Stock	Excess of Par	Compensation	Earnings	Income (Loss)	in Treasury	Equity

	(In thousands, except per share data)
Comprehensive income
Net loss	$(151,938)	—	—	—	(151,938)	—	—	(151,938)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	34,350	—	—	—	—	34,350	—	34,350
Change in minimum liability of pension	(3,928)	—	—	—	—	(3,928)	—	(3,928)
Unrealized losses on derivative instruments	(1,407)	—	—	—	—	(1,407)	—	(1,407)
Unrealized gains on securities arising during the period	60	—	—	—	—	60	—	60
Reclassification adjustment	(417)

Other comprehensive income	28,658

Comprehensive loss	$(123,280)

Cash dividends ($.28 per share)		—	—	—	(35,279)	—	—	(35,279)
Exercise of employee stock options		—	2,173	—	—	—	6,114	8,287
Issuance of common stock for employee benefit plans		—	8,661	(2,063)	—	—	9,965	16,563
Purchase of common stock for treasury		—	—	—	—	—	(5,925)	(5,925)
Acquisition of Packard		—	28,004	—	—	—	—	28,004

Balance, December 29, 2002		$145,101	$679,929	$(5,890)	$655,066	$(31,865)	$(189,997)	$1,252,344

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Years Ended December 29, 2002

	2002	2001	2000

	(In thousands)
Operating activities:
Net (loss) income	$(151,938)	$34,505	$90,520
Add net loss from discontinued operations	16,543	9,360	4,303
Add net loss (gain) on disposition of discontinued operations	13,460	(2,367)	(4,453)
Add effect of accounting change	117,800	—	—

(Loss) income from continuing operations	(4,135)	41,498	90,370
Adjustments to reconcile (loss) income from continuing operations to net cash provided by continuing operations:
In-process research and development charges	—	71,533	24,300
Non-cash restructuring actions	3,150	(1,763)	4,830
Depreciation and amortization	76,580	88,472	74,253
Stock-based compensation	2,613	3,529	4,143
Deferred taxes	(35,369)	5,628	14,318
Amortization of deferred debt issuance cost, accretion of discounts and net gains from extinguishment of debt	19,531	20,753	8,567
Gains on dispositions and sales of investments, net	(3,229)	(40,738)	(38,248)
Changes in assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	35,278	18,219	439
Inventories	48,231	(35,518)	(12,033)
Accounts payable	13,846	487	9,796
Tax benefit from exercise of common stock options	912	15,043	30,843
Accrued expenses and other	(49,159)	(41,875)	(54,648)

Net cash provided by continuing operations operating activities	108,249	145,268	156,930
Net cash used by discontinued operations operating activities	(6,745)	(21,969)	(11,382)

Net cash provided by operating activities	101,504	123,299	145,548

Investing activities:
Cash held in escrow	(186,483)	—	—
Purchase of Fremont, CA facility	(30,000)	—	—
Capital expenditures	(37,819)	(94,382)	(59,294)
Proceeds from dispositions of businesses, net	96,194	73,505	39,148
Proceeds from dispositions of property, plant and equipment	29,782	61,243	42,276
Cost of acquisitions and investments, net of cash and cash equivalents acquired	(22,511)	34,149	(411,040)
Proceeds from sale (use from purchase) of investments, net	—	2,951	(20,457)
Other	—	(758)	1,919

	2002	2001	2000

	(In thousands)
Net cash (used in) provided by continuing operations investing activities	(150,837)	76,708	(407,448)
Net cash (used in) provided by discontinued operations investing activities	(5,200)	(10,947)	6,018

Net cash (used in) provided by investing activities	(156,037)	65,761	(401,430)

Financing activities:
Prepayment of short-term debt	(123,683)	—	—
Prepayment of 2005 notes	(110,288)	—	—
Prepayment of zero coupon convertible notes	(304,322)	—	—
Proceeds from sale of senior subordinated notes	297,500	—	—
Proceeds from term loan	315,000	—	—
Proceeds from issuance of convertible debt	—	—	448,000
Payment of debt issuance and termination costs	(15,841)	—	—
(Decrease) increase in commercial paper borrowings	—	(177,000)	37,000
Other debt decreases	(5,540)	(3,235)	(233,991)
Proceeds from issuance of common stock	19,051	39,475	46,902
Purchases of common stock for treasury	(5,925)	(1,784)	(10,589)
Cash dividends	(35,279)	(28,294)	(27,533)

Net cash provided by (used in) continuing operations financing activities	30,673	(170,838)	259,789

Effect of exchange rate changes on cash and cash equivalents	16,225	(5,523)	(5,006)

Net (decrease) increase in cash and cash equivalents	(7,635)	12,699	(1,099)
Cash and cash equivalents at beginning of year	138,250	125,551	126,650

Cash and cash equivalents at end of year	$130,615	$138,250	$125,551

Supplemental disclosures of cash flow information for continuing and discontinued operations (see also Note 2):
Cash paid during the year for:
Interest	$11,789	$17,971	$45,236
Income taxes	$42,845	$18,211	$21,819
Non-cash investing and financing activities:
Fair value of stock and options issued to Packard shareholders	$28,004	$595,280	$—
Fair value of stock issued to AST shareholders	$—	$5,000	$—
Packard debt assumed	$—	$118,236	$—
NEN debt assumed	$—	$—	$48,262
Fair value of warrants issued in NEN acquisition	$—	$—	$6,940

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Accounting Policies

      Nature of Operations: PerkinElmer, Inc. is a global high technology company which designs, manufactures, markets and supports products, systems and service offerings within four business segments: Life Sciences, Analytical Instruments, Optoelectronics and Fluid Sciences. In July 2001, PerkinElmer, Inc. approved a plan to sell its Security and Detection Systems business, which is presented as discontinued operations in accordance with Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”)(see Note 6).

      In June 2002, the Company approved separate plans to dispose of its Telecommunications Components and Entertainment Lighting businesses. The Company has accounted for these businesses as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), which the Company adopted as of the beginning of fiscal 2002.

      The consolidated financial statements include the accounts of PerkinElmer, Inc. and its subsidiaries (the Company). All material intercompany balances and transactions have been eliminated in consolidation.

      Accounting Policies and Estimates: The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Sales: The majority of the Company’s product sales are recorded at the point in time of shipment, when title and risk of ownership passes to the buyer and when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. A provision is made at the time the related revenue is recognized for the cost of any installation obligations and the estimated cost of product warranties. When other significant obligations remain after products are delivered, including certain customer acceptance provisions, revenue is recognized only after such obligations are fulfilled. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Revenue related to the sale of maintenance contracts is deferred and amortized on a straight-line basis over the service period. Shipping and handling costs are reflected in both revenue and cost of goods sold to the extent they are billed to customers. In all other instances they are reflected as a component of cost of goods sold.

      Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. Substantially all inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on the Company’s estimated forecast of product demand and production requirements.

      Allowance for Doubtful Accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

      Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not.

      Property, Plant and Equipment: For financial statement purposes, the Company depreciates plant and equipment using the straight-line method over their estimated useful lives, which generally fall within the following ranges: buildings — 10 to 40 years; leasehold improvements — estimated useful life or remaining term of lease, whichever is shorter; machinery and equipment — 3 to 7 years. Certain tooling costs are capitalized and amortized over a 3 year life, while repairs and maintenance costs are expensed.

      Pension Plans: The Company’s funding policy provides that payments to the U.S. pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Non-U.S. plans are accrued for, but generally not fully funded, and benefits are paid from operating funds. A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities.

      Translation of Foreign Currencies: For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates. Resulting translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in accumulated other comprehensive income, a separate component of stockholders’ equity.

      Intangible Assets: The Company’s intangible assets consist of (1) goodwill, which is not being amortized commencing in 2002 and beyond; (2) indefinite lived intangibles, which consist of certain patents and trademarks that are not subject to amortization; and (3) amortizing intangibles, which consist of patents, trademarks and purchased technologies, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on a periodic basis.

      Note 12 describes the impact of accounting for the adoption of SFAS No. 142, Goodwill and Intangible Assets, and the annual impairment methodology that the Company will employ on January 1st of each year in calculating the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be challenged. Non-amortizing intangibles are also subject to annual impairment tests. However, the methodology employed is as described in APB Opinion No. 17, Intangible Assets. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144. Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

      Prior to 2002, the Company employed the impairment methodologies set forth in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. These methodologies did not differ substantially from SFAS No. 144 as they related to amortizing intangibles. Goodwill was also previously evaluated for impairment under SFAS No. 121 in 2001 and 2000.

      Stock-Based Compensation: The Company issued restricted stock to certain employees and has reflected the fair value of these awards as unearned compensation until the restrictions are released and the compensation is earned. As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. At December 29, 2002, the Company has three stock-based compensation plans, which are described more fully in Note 18. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

	(in thousands, except per share data)
Net (loss) income	$(151,938)	$34,505	$90,520
Add: Stock-based employee compensation expense included in net (loss) income, net of related tax effects	1,568	2,117	2,486
Deduct: Total stock-based employee compensation expense determined under fair market value method (see Note 18) for all awards, net of related tax effects	(22,717)	(27,904)	(15,371)

Pro forma net (loss) income	$(173,087)	$8,718	$77,635

(Loss) earnings per share:
Basic — as reported	$(1.21)	$0.33	$0.92
Basic — pro forma	$(1.38)	$0.08	$0.79
Diluted — as reported	$(1.21)	$0.32	$0.89
Diluted — pro forma	$(1.38)	$0.08	$0.76

      Investments and Marketable Securities: Investments where the Company does not have the ability to exercise significant influence are accounted for either in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities or under the cost method. The cost of securities sold is based on the specific identification method. For public companies that have readily determinable fair values, the Company classifies its equity investments as either available-for-sale or trading. Should securities be classified as available for sale, the Company records these investments at their fair values with unrealized gains and losses included in accumulated other comprehensive income/(loss). If investments are classified as trading, any unrealized gain or loss is recorded directly to the income statement. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

      Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. If the Company has disproportionate capital at risk and the equity method investee is recognizing losses, the Company records its proportionate loss based on its proportionate capital at risk.

      Cash Flows: For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid unrestricted instruments with a purchased maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short maturities.

      Environmental Matters: The Company accrues for costs associated with the remediation of environmental pollution when it is probable that a liability has been incurred and the Company’s proportionate share of the amount can be reasonably estimated. The recorded liabilities have not been discounted.

      Comprehensive Income: Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. Comprehensive income is reflected in the Consolidated Statements of Stockholders’ Equity.

      Derivative Instruments and Hedging: The company records derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivatives would be accounted for depending on the use of the derivative instrument and whether it qualifies for hedge accounting. The effect of the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of January 1, 2001 was not material.

      Stock Splits: Per share amounts and share data have been retroactively restated to give effect to the two-for-one stock split on June 1, 2001, effected in the form of a 100% stock dividend for holders of record as of May 15, 2001.

      Reclassifications: Certain financial statement amounts from prior years have been reclassified to conform with current year presentation.

Recently Issued Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 30, 2002.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 have been implemented in Note 1 and Note 18 and the interim disclosure requirements will be adopted by the Company in the first interim period in 2003.

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating, but has not yet determined the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

Note 2:	Acquisitions and Divestitures

Acquisitions

      In November 2001, the Company completed the acquisition of 100% of Packard BioScience Company (Packard) for a purchase price of approximately $764.0 million, consisting primarily of approximately 22 million of the Company’s common shares and the assumption of $118.2 million in debt which was subsequently redeemed in March 2002 (see Note 13). Packard is a global developer, manufacturer and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketer of instruments and related consumables and services for use in drug discovery and other life sciences research, and generated sales of approximately $165.0 million for its fiscal year ended December 31, 2000. The Company undertook this acquisition to extend its capabilities in automated liquid handling and sample preparation and strengthened its position as a global provider of comprehensive drug discovery solutions.

      Packard’s operations, assumed as of the date of acquisition, are reported within the results from operations of the Life Sciences reporting segment. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, and the Company has accordingly allocated the purchase price of Packard based upon the fair values of the net assets acquired and liabilities assumed. Portions of the net assets acquired and liabilities assumed were valued by independent appraisers utilizing customary valuation procedures and techniques. These intangible assets included $69.0 million in acquired in-process research and development for projects that had not yet reached technological feasibility as of the acquisition date and for which no future alternative use existed. These costs were expensed on the date of the acquisition. Other acquired intangible assets valued at $239.2 million included the fair value of trade names, trademarks, patents and developed technology. Of this amount, $76.5 million has been ascribed to trade names and trademarks for which an indefinite life has been assigned. The Packard acquisition also resulted in an allocation to goodwill of $428.9 million. Indefinite lived intangibles and goodwill are not being amortized in accordance with SFAS No. 142, effective for all business combinations completed subsequent to July 1, 2001.

      In connection with this acquisition, the Company agreed to issue 0.311 shares of PerkinElmer common stock for each outstanding share of Packard common stock. The Company also agreed to assume all outstanding options to purchase Packard common stock, which became exercisable for shares of PerkinElmer common stock following the merger, after giving effect to the same exchange ratio provided for in the merger agreement to the Packard common shareholders. The purchase price for Packard has been allocated to the estimated fair value of assets acquired and liabilities assumed. Some allocations are based on studies and independent valuations, as discussed above.

      The components of the purchase price and allocation are as follows (in thousands):

Consideration and acquisition costs:
Stock issued to Packard shareholders	$595,280
Debt assumed	118,236
Acquisition costs	22,242
Fair value of options issued	28,004

Total consideration and acquisition costs	$763,762

Allocation of purchase price:
Current assets	$152,595
Property, plant and equipment	23,100
Other assets	44,573
Identifiable intangible assets	239,200
In-process research and development	69,040
Goodwill	428,888
Liabilities assumed	(193,634)

Total	$763,762

      As part of the Packard acquisition and included in liabilities assumed is approximately $17.1 million in integration charges. The integration accrual was recorded pursuant to a formal plan and includes initiatives to integrate the operations of Packard and the Company and are principally comprised of amounts related to employee separation costs and the termination of leases and other contractual obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Disposal of	Termination
		Certain	of Leases
	Employee	Product	and Other
	Separation	Lines and	Contractual
	Costs	Assets	Obligations	Total

(In millions)
Packard Plan	$8.1	$5.4	$3.6	$17.1

      On July 31, 2000, the Company completed its acquisition of 100% of NEN Life Sciences, Inc. (NEN), a provider of state-of-the-art drug discovery products, services, reagents and technologies to the life sciences industry for an aggregate purchase price of approximately $418.0 million. The acquisition was undertaken to expand the Company’s drug discovery products, services, reagents and technologies provided to the life sciences industry. In connection with the acquisition, the Company paid approximately $350.0 million in cash and issued warrants to purchase approximately 600,000 shares of the Company’s common stock, expiring July 2003, at $40.00 per share in exchange for all of the outstanding shares, options and warrants of NEN. In addition, the Company repaid approximately $50.0 million of outstanding indebtedness of NEN. The Company financed the acquisition and repayment of the outstanding indebtedness with $410 million of commercial paper borrowings with a weighted-average interest rate of 7%. These short-term borrowings were repaid in August 2000 with proceeds from the issuance of long-term convertible debentures (see Note 13). NEN’s operations, included in the consolidated results of the Company from the date of acquisition, are reported in the Life Sciences reporting segment. The acquisition was accounted for as a purchase under APB Opinion No. 16, Business Combinations, and the results of operations of NEN are included in the Company’s financial statements from the date of acquisition.

      The components of NEN’s purchase price and allocation were as follows (in thousands):

Consideration and acquisition costs:
Cash paid to NEN shareholders	$348,918
Debt assumed	48,262
Acquisition costs	13,647
Fair value of warrants issued	6,940

Total consideration and acquisition costs	$417,767

Allocation of purchase price:
Current assets	$34,327
Property, plant and equipment	59,755
Other assets	739
Identifiable intangible assets	93,600
In-process research and development	24,300
Goodwill	253,090
Liabilities assumed	(48,044)

Total	$417,767

      The valuation of the existing technology and in-process research and development was determined using the income method. Revenue and expense projections as well as technology assumptions were prepared through 2010. The value assigned to in-process technology relates primarily to eight projects associated with the Packard acquisition and seven projects associated with the NEN acquisition, all in various stages of completion, but yet to reach technological feasibility. The efforts required to develop the in-process technologies into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be designed to meet their design specifications, including function, features and technical performance requirements. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation of the in-process research and development was determined separately from all other acquired assets using the percentage-of-completion method.

      As part of the July 2000 acquisition of NEN, the Company recorded a $4.0 million integration charge for actions targeted at reduced employment costs, consolidation of certain facilities and the termination of certain leases and other contractual obligations.

      During the second quarter of 2000, the Company finalized its integration plan in connection with its acquisition of the Analytical Instruments Division of PE Corp. Based on continued aggressive actions by the Company to improve the cost structure of the acquired business, and increased costs related primarily to employment integration, the Company increased its original estimate of integration costs and related goodwill recorded at the acquisition date by $24.0 million in connection with purchase accounting.

      The following table summarizes integration reserve activity during 2002, 2001 and 2000 related to the acquisitions of Analytical Instruments, NEN and Packard acquisitions as discussed above:

(In millions)
Accrued integration costs at January 3, 2000	$14.1
Integration charges	28.0
Amounts paid during 2000	(9.8)

Accrued integration costs at December 31, 2000	32.3
Packard integration charges	33.0
Amounts paid during 2001	(23.1)

Accrued integration costs at December 30, 2001	42.2
Change in estimate of Packard integration charges	(15.9)
Amounts paid in 2002	(17.6)

Accrued integration costs at December 29, 2002	$8.7

      Unaudited pro forma operating results for the Company, assuming the acquisition of NEN and Packard occurred on January 3, 2000 are noted in the following table. These amounts do not give effect to businesses divested.

	2001	2000

	(In thousands, except per
	share data)
Sales from continuing operations	$1,691,332	$1,786,287
Income from continuing operations	$101,278	$84,123
Net income	$94,285	$84,279
Basic earnings per share	$0.77	$0.70
Diluted earning per share	$0.74	$0.67

      The pro forma amounts in the previous table exclude the in-process research and development charges of $69.0 million and $24.3 million for the Packard and NEN acquisitions, respectively. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the Company’s operating results that would have occurred had the acquisitions been consummated on the dates for which the consummation of the acquisitions are being given effect, nor is it necessarily indicative of the Company’s future operating results. The pro forma amounts do not reflect any operating efficiencies and cost savings that the Company believes are achievable.

      In March 2001, the Company purchased Applied Surface Technology (AST) for $11.4 million in cash and the Company’s common stock with an aggregate value of $5.0 million. This acquisition was accounted for as a purchase under APB Opinion No. 16 and the Company allocated the purchase price of AST based on fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the assets acquired and the liabilities assumed. Portions of the purchase price, including intangible assets, were valued by independent appraisers utilizing generally accepted valuation techniques. These intangible assets included $2.5 million for acquired in-process research and development for projects that had not yet reached technical feasibility and did not have future alternative uses. Accordingly, these costs were expensed in the first quarter of 2001. The results of operations of AST are included in the consolidated results of the Company from the date of the acquisition. Pro forma accounts for the AST acquisition are not material to the consolidated financial statements.

Divestitures

      Gains on dispositions in 2002 included $4.4 million from the sales of facilities and approximately $0.8 million from the resolution of certain contingencies related to the sale of the Instruments for Research and Applied Sciences (IRAS) business.

      During the fourth quarter of 2001, the Company sold its IRAS business for cash of $55.5 million, resulting in a pre-tax gain of approximately $32.3 million. Additionally, at December 29, 2002 the Company has deferred a gain of approximately $0.5 million in connection with certain contingencies related to the sale. Also during the fourth quarter of 2001, the Company sold its Voltarc business for cash of $9.5 million and a note for approximately $8.0 million, resulting in a pre-tax loss of approximately $6.3 million. The combined net income of the disposed businesses were $5.4 million in 2000 and $1.4 million in 2001 through the date of disposal.

      During the fourth quarter of 2000, the Company sold its Berthold business at a net pre-tax gain of $10 million. The Company deferred gain recognition of approximately $11.9 million of sales proceeds from this divestiture in connection with certain contingencies related to the sale, $2.0 million of which was recognized during 2001 as a result of the resolution of certain events and contingencies. Revenues for 2000 for the divested business was approximately $30.0 million.

      Also during 2000, the Company recorded a pre-tax gain of $16.7 million from the sale of a building, and recognized $2.4 million in net losses related to certain other asset dispositions.

      During the first quarter of 2000, the Company sold its micromachined sensors and specialty semiconductor businesses for cash of $24.3 million, resulting in a pre-tax gain of $6.7 million. Combined financial results of the divested businesses for 2000 were not material to the consolidated results of the Company.

      All of the gains described above are reported on the “Gains on dispositions, net” line in the consolidated income statements.

Note 3:     Restructuring Charges

2002

      In connection with the Company’s decision to combine the Life Sciences and Analytical Instruments businesses, the Company recorded a restructuring charge of $26.0 million during the fourth quarter of 2002. The restructuring charge consists of approximately $20.8 million of severance payments, $3.5 million in lease cancellation payments and $1.7 million of asset writedowns.

      During the first quarter of 2002, consistent with the strategic direction of the Company and concurrent with the reevaluation of existing restructuring plans at the time, the Company recorded a pre-tax restructuring charge of $9.2 million. The principal actions related to a workforce reduction and overhead reductions resulting from continued reorganization activities, including the closure of certain manufacturing facilities. The restructuring charge consisted of $7.7 million of severance charges and $0.3 million of lease cancellation payments and $1.2 million of asset writedowns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recorded restructuring charges by segment for 2002 are as follows:

		Analytical
	Life Sciences	Instruments	Optoelectronics	Fluid Sciences	Total

	(In millions)
Fourth quarter combination of Life Sciences and Analytical Instruments	$12.9	$13.1	$—	$—	$26.0
Other 2002 restructuring charges	4.0	1.5	3.7	—	9.2

Total	$16.9	$14.6	$3.7	$—	$35.2

2001

      Consistent with the strategic direction of the Company and concurrent with the reevaluation of existing restructuring plans at the time, the Company recorded a pre-tax restructuring charge of $9.2 million during the fourth quarter of 2001. The principal actions within the charge related to a workforce reduction and overhead reductions resulting from continued reorganization activities, including the closure of certain manufacturing facilities. The restructuring charge consisted of $7.0 million of severance charges, $2.1 million for lease and other contractual obligation cancellations, and $0.1 million for the disposal of certain product lines and assets. A large portion of these actions were attributable to the consolidation of certain European general and administrative functions within both the Life Sciences and Analytical Instruments reporting segments.

      The Company recorded restructuring charges by segment for 2001 are as follows:

		Analytical
	Life Sciences	Instruments	Optoelectronics	Fluid Sciences	Total

	(In millions)
Total	$3.9	$5.3	$—	$—	$9.2

2000

      During the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of $15.1 million. These charges related to the Company’s Life Sciences and Optoelectronics reporting segments. The principal actions in the restructuring plans included close-down or consolidation of a number of offices and facilities, the closure of certain manufacturing facilities, and the disposal of underutilized assets. The restructuring charges included: Life Sciences’ actions associated with the integration of administrative functions and overall facility consolidation, and Optoelectronics’ actions associated with its Lighting and Imaging businesses related to employee separation costs and the closures of certain manufacturing facilities.

      The Company recorded restructuring charges by segment for 2000 are as follows:

		Analytical
	Life Sciences	Instruments	Optoelectronics	Fluid Sciences	Total

	(In millions)
Total	$5.1	$—	$10.0	$—	$15.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the components of the Company’s restructuring plans and related accrual activity recorded:

		Abandonment
		of Excess	Total Cash	Asset
	Severance	Facilities	Charges	Writedowns	Total

	(In thousands)
2000 and Earlier Restructuring Plans
Balance at January 3, 2000	$14,868	$7,984	$22,852	$4,500	$27,352
Restructuring recorded	9,050	2,100	11,150	3,950	15,100
Amounts paid or incurred	(6,329)	(200)	(6,529)	(6,079)	(12,608)
Changes in estimates	(8,338)	(1,342)	(9,680)	880	(8,800)

Balance at December 31, 2000	9,251	8,542	17,793	3,251	21,044
Amounts paid or incurred	(10,251)	(5,290)	(15,541)	(1,363)	(16,904)
Changes in estimates	2,951	(3,252)	(301)	(1,888)	(2,189)

Balance at December 30, 2001	1,951	—	1,951	—	1,951
Amounts paid or incurred	(1,022)	—	(1,022)	—	(1,022)
Changes in estimates	(929)	—	(929)	—	(929)

Balance at December 29, 2002	—	—	—	—	—
2001 Restructuring Plans
Restructuring recorded	6,926	2,138	9,064	125	9,189
Amounts paid or incurred	(840)	(638)	(1,478)	(125)	(1,603)
Changes in estimates	—	—	—	—	—

Balance at December 30, 2001	6,086	1,500	7,586	—	7,586
Amounts paid or incurred	(3,248)	(1,400)	(4,648)	(243)	(4,891)
Changes in estimates	1,137	—	1,137	243	1,380

Balance at December 29, 2002	3,975	100	4,075	—	4,075
2002 Restructuring Plans
Restructuring recorded	28,518	3,822	32,340	2,907	35,247
Amounts paid or incurred	(6,527)	(309)	(6,836)	(424)	(7,260)
Changes in estimates	—	—	—	—	—

Balance at December 29, 2002	21,991	3,513	25,504	2,483	27,987

Balance at December 29, 2002	$25,966	$3,613	$29,579	$2,483	$32,062

      The majority of the actions remaining at December 29, 2002 are expected to be settled in 2003, with the exception of European pension and severance obligations as well as lease obligations which may extend beyond 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4:     Other Expense

      Other expense, net consisted of the following:

	2002	2001	2000

	(In thousands)
Interest income	$(3,161)	$(3,730)	$(3,874)
Interest expense	32,096	37,730	37,418
Losses (gains) on sale of investments, net	1,987	(4,274)	(1,294)
Extinguishment of debt	353	—	—
Other	1,593	(561)	863

	$32,868	$29,165	$33,113

Note 5:     Income Taxes

      The components of (loss) income from continuing operations before income taxes for financial reporting purposes were as follows:

	2002	2001	2000

	(In thousands)
U.S.	$(93,197)	$(18,641)	$38,315
Non-U.S.	84,647	119,191	108,430

	$(8,550)	$100,550	$146,745

      The components of the (benefit) provision for income taxes for continuing operations were as follows:

		Deferred Expense
	Current	(Benefit)	Total

	(In thousands)
2002
Federal	$(1,587)	$(28,050)	$(29,637)
State	3,827	(3,473)	354
Non-U.S.	28,714	(3,846)	24,868

	$30,954	$(35,369)	$(4,415)

2001
Federal	$20,971	$1,995	$22,966
State	1,732	2,516	4,248
Non-U.S.	30,721	1,117	31,838

	$53,424	$5,628	$59,052

2000
Federal	$14,121	$12,571	$26,692
State	3,405	2,968	6,373
Non-U.S.	24,627	(1,317)	23,310

	$42,153	$14,222	$56,375

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total (benefit) provision for income taxes included in the consolidated financial statements was as follows:

	2002	2001	2000

	(In thousands)
Continuing operations	$(4,415)	$59,052	$56,375
Discontinued operations	1,955	(2,427)	4,894

	$(2,460)	$56,625	$61,269

      A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax (benefit) provision is as follows

	2002	2001	2000

	(In thousands)
Tax at statutory rate	$(2,993)	$35,193	$51,361
Non-U.S. rate differential, net	(11,863)	(9,854)	(18,490)
State income taxes, net	354	4,248	6,373
Nondeductible intangible and goodwill amortization	180	7,232	11,886
Nondeductible in-process research and development	—	25,037	11,446
Change in valuation allowance	5,866	(503)	(2,495)
Other, net	4,041	(2,301)	(3,706)

	$(4,415)	$59,052	$56,375

      The tax effects of temporary differences and carryovers that gave rise to deferred income tax assets and liabilities as of December 29, 2002 and December 30, 2001 were as follows:

	2002	2001

	(In thousands)
Deferred tax assets:
Inventory	$9,629	$8,365
Reserves and accruals	43,614	15,594
Accrued compensation	11,375	23,305
Net operating loss and credit carryforwards	62,673	56,392
Post-retirement health benefits	1,053	4,238
Restructuring reserve	8,853	16,496
In-process research and development	11,020	9,916
All other, net	12,771	8,269

Total deferred tax assets	160,988	142,575
Deferred tax liabilities:
Pension contribution	(11,727)	(11,392)
Amortization	(90,759)	(95,120)
Depreciation	(29,409)	(23,304)
All other, net	(8,668)	(7,636)

Total deferred tax liabilities	(140,563)	(137,452)
Valuation allowance	(29,271)	(32,821)

Net deferred liabilities	$(8,846)	$(27,698)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 29, 2002, the Company had net operating loss carryovers of approximately $57.1 million, R&E credits totaling $4.2 million and foreign tax credits of $3.7 million, subject to various carryforward periods. Based on the judgment of the Company, the valuation allowance takes into consideration limitations imposed upon the use of the tax attribute carryovers and reduces the value of such items to the likely net realizable amount.

      Current deferred tax assets of $103 million and $83 million were included in other current assets at December 29, 2002 and December 30, 2001, respectively. Long-term deferred tax liabilities of $112 million and $111 million were included in long-term liabilities at December 29, 2002 and December 30, 2001, respectively.

      With the exception of deferred taxes that were specifically provided on earnings that were anticipated to be repatriated and dividends actually paid to the U.S., the Company does not provide for taxes on unremitted earnings of its foreign subsidiaries. It is the practice and intention of the Company to permanently reinvest the income of its foreign subsidiaries in its overseas operations. However, certain requirements of the senior secured credit facility discussed in Note 13 may require the Company to repatriate earnings of its non-U.S. subsidiaries in the future. Consistent with past practice the Company will include in its income tax provision the incremental tax cost, if any, for earnings to be repatriated to the U.S. to satisfy debt and other obligations when such events become foreseeable.

Note 6:     Discontinued Operations

      In June 2002, the Company completed the sale of its Security and Detection Systems business for cash consideration of approximately $100.0 million and a net working capital adjustment, the amount of which has yet to be finalized. A net pre-tax gain of approximately $15.0 million was recorded pursuant to this transaction in 2002 as a gain on the disposition of a discontinued operation. The Company has accounted for its Security and Detection Systems business as a discontinued operation in accordance with APB No. 30, and accordingly, the results of operations and related cash flows of this business through the disposal date have been segregated from continuing operations and reported as a separate line on the Company’s Consolidated Income Statements. The assets and liabilities of the Security and Detection Systems business are reflected within the assets and liabilities from discontinued operations in the accompanying Consolidated Balance Sheets for the periods prior to its sale, and the resulting gain from the sale is presented as a component of net income within dispositions of discontinued operations, net of income tax on the Company’s 2002 Consolidated Income Statement.

      During June 2002, the Company approved separate plans to shut down its Telecommunications Component and sell its Entertainment Lighting businesses as part of its continued efforts to focus on higher growth opportunities. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144, and accordingly, has presented the results of operations and related cash flows of these businesses as discontinued operations for all periods presented. The assets and liabilities of these disposal groups have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with these actions, the Company recorded the following gains and losses, which have been reported as the loss on dispositions of discontinued operations during the year ended December 29, 2002:

(In thousands)
(Gain) on the sale of the Security and Detection Systems business	$(14,960)
Loss recorded to reduce the assets to the amount estimated to be fair value less cost to sell:
Entertainment Lighting business	2,100
Telecommunications Component business	18,386

Loss on disposition of discontinued operations before income taxes	5,526
Provision for income taxes	7,934

Loss on disposition of discontinued operations, net of income taxes	$13,460

      Amounts recorded as gain on dispositions of discontinued operations for the years ended December 30, 2001 and December 30, 2000, totaling $2,367 and $4,453, respectively, are attributable to the 1999 sale of the Technical Services business. The amounts recognized as gains reflect the resolution of contingencies recorded on certain long-term contracts and transitional services provided to the Technical Services business subsequent to the sale.

      Summary operating results of the discontinued operations of the Telecommunications Component and Entertainment Lighting businesses through December 29, 2002 and the Security and Detection Systems business through June 30, 2002, the date of divestiture, were as follows:

	2002	2001	2000

	(In thousands)
Sales	$120,181	$76,424	$157,285
Costs and expenses	136,063	83,620	150,547

Operating (loss) income from discontinued operations	(15,882)	(7,196)	6,738
Other expense	6,640	6,124	8,994

Loss from discontinued operations before income taxes	(22,522)	(13,320)	(2,256)
(Benefit)/provision for income taxes	(5,979)	(3,960)	2,047

Loss from discontinued operations, net of income taxes	$(16,543)	$(9,360)	$(4,303)

Note 7:     Earnings per Share

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

	2002	2001	2000

	(In thousands)
Number of common shares — basic	125,439	103,687	98,212
Effect of dilutive securities
Stock option	—	2,700	4,022
Restricted shares and other	—	872	44

Number of common shares — diluted	125,439	107,259	102,278

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Shares of common stock related to employee stock options to purchase 15.5 million, 8.0 million and 0.1 million shares of common stock were not included in the computation of diluted earnings per share for 2002, 2001 and 2000, respectively, because their effect would have been antidilutive. Additionally, warrants to purchase 0.6 million shares of common stock were not included in the computation of diluted earning per share in 2002 and 2001 because their effect would have been antidilutive. Conversion of the Company’s zero coupon debentures was not assumed in the computation of diluted earnings per share for the years presented because the effect of assumed conversion would have been antidilutive for all periods presented.

Note 8:     Accounts Receivable

      Accounts receivable were net of reserves for doubtful accounts of $21.4 million and $13.0 million as of December 29, 2002 and December 30, 2001, respectively.

      During 2001, the Company established a wholly owned consolidated subsidiary to fund, on a revolving basis, certain of the Company’s accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. The Company’s consolidated subsidiary retains the risk of credit loss on the receivables and accordingly, the full amount of the allowance for doubtful accounts has been provided for on the Company’s balance sheet. Under the terms of this arrangement, the Company retains collection and administrative responsibilities for the balances. The accounts receivable securitization facility provides for up to $51.0 million in accounts receivable funding. The facility has an effective interest rate at December 29, 2002 of approximately LIBOR plus 140 basis points. Amounts funded under this facility were $29.0 million and $37.0 million at December 29, 2002 and December 30, 2001, respectively. This amount has reduced the outstanding receivable balance. The facility includes conditions that require the Company to maintain a corporate credit rating of BB or above as defined by Standard & Poor’s Rating Services, and Ba2 or above as defined by Moody’s Investors Service. At December 29, 2002 the Company had a senior unsecured credit rating of BB+ with a stable outlook from Standard & Poor’s Rating Services and of Ba2 with a stable outlook from Moody’s Investors Service. In January 2003, the Company entered into an agreement to extend the term of our accounts receivable securitization facility to January 31, 2004.

Note 9:     Inventories

      Inventories as of December 29, 2002 and December 30, 2001 consisted of the following:

	2002	2001

	(In thousands)
Raw materials	$92,319	$76,085
Work in progress	38,841	60,872
Finished goods	74,295	107,884

	$205,455	$244,841

Note 10:     Property, Plant and Equipment

      Property, plant and equipment, at cost, as of December 29, 2002 and December 30, 2001 consisted of the following:

	2002	2001

	(In thousands)
Land	$26,227	$25,542
Building and leasehold improvements	174,257	140,100
Machinery and equipment	397,564	364,685

	$598,048	$530,327

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:     Investments

      Investments as of December 29, 2002 and December 30, 2001 consisted of the following:

	2002	2001

	(In thousands)
Marketable securities	$10,369	$15,716
Joint venture and other investments	3,929	2,481

	$14,298	$18,197

      Marketable securities include equity and fixed-income securities held to meet obligations associated with the supplemental executive retirement plan.

      The net unrealized holding gain (loss) on marketable securities, net of deferred income taxes, reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity, was a $1.3 million loss and a $1.4 million loss at December 29, 2002 and December 30, 2001, respectively. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

      Marketable securities classified as available for sale as of December 29, 2002 and December 30, 2001 consisted of the following:

		Gross Unrealized Holding
	Market
	Value	Cost	Gains	(Losses)

	(In thousands)
2002
Common stocks	$5,633	$7,533	$—	$(1,900)
Fixed-income securities	4,430	4,392	38	—
Other	306	320	—	(14)

	$10,369	$12,245	$38	$(1,914)

2001
Common stocks	$8,865	$10,864	$32	$(2,031)
Fixed-income securities	6,098	6,066	32	—
Other	753	766	—	(13)

	$15,716	$17,696	$64	$(2,044)

Note 12:     Goodwill and Intangible Assets

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires all business combinations initiated after July 1, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually at a minimum for potential impairment by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The provisions of SFAS No. 142 are effective for the Company’s current fiscal year. Accordingly, the Company has ceased goodwill amortization as of the beginning of fiscal 2002. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon initial adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds the corresponding fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be evaluated with the goodwill balance being adjusted to approximate fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with adopting this standard, the Company, assisted by independent valuation consultants, has completed the transitional testing of goodwill using a measurement date of January 1, 2002. The results of this testing indicated that the carrying values of the lighting reporting unit within the Optoelectronics business unit exceeded the estimated fair value of this unit as determined utilizing various valuation techniques, including discounted cash flow and comparative market analysis. This is attributable to decreases in forecasted results versus those previously contemplated. Accordingly, an impairment charge has been recognized as a change in accounting principle as of the beginning of 2002. The impairment charge was $117.8 million on a before and after-tax basis.

      The adjustment to previously reported (loss) income from continuing operations before effect of accounting change and (loss) earnings per share before effect of accounting change below illustrates the impact of goodwill amortization on reported results. The impact on net (loss) income, and basic and diluted net (loss) earnings per share for 2002, 2001 and 2000 is as follows:

	2002	2001	2000

	(In thousands, except per share
	amounts)
Reported (loss) income from continuing operations before effect of accounting change	$(4,135)	$41,498	$90,370
Goodwill amortization, net of tax	—	22,378	24,015

Adjusted (loss) income from continuing operations before effect of accounting change	$(4,135)	$63,876	$114,385

Basic (loss) earnings per share:
Reported (loss) income from continuing operations before effect of accounting change	$(0.03)	$0.40	$0.92
Goodwill amortization, net of tax	—	0.22	0.24

Adjusted (loss) income from continuing operations before effect of accounting change	$(0.03)	$0.62	$1.16

Diluted (loss) earnings per share:
Reported (loss) income from continuing operations before effect of accounting change	$(0.03)	$0.39	$0.88
Goodwill amortization, net of tax	—	0.21	0.23

Adjusted (loss) income from continuing operations before effect of accounting change	$(0.03)	$0.60	$1.12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible asset balances at December 30, 2001 by business segment were as follows:

			Analytical
	Life Sciences	Optoelectronics	Instruments	Fluid Sciences	Consolidated

	(In thousands)
Patents	$79,279	$12,682	$2,800	$4,000	$98,761
Less: Accumulated depreciation	(3,839)	(3,996)	(362)	(3,000)	(11,197)

Net patents	75,440	8,686	2,438	1,000	87,564
Licenses	42,991	955	—	—	43,946
Less: Accumulated depreciation	(3,051)	(862)	—	—	(3,913)

Net licenses	39,940	93	—	—	40,033
Core technology	114,710	—	85,000	8,125	207,835
Less: Accumulated depreciation	(2,125)	—	(10,980)	(245)	(13,350)

Net core technology	112,585	—	74,020	7,880	194,485

Net amortizable intangible assets	227,965	8,779	76,458	8,880	322,082
Non-amortizing intangible assets	112,359	—	71,092	—	183,451
Net goodwill	702,158	115,683	177,206	29,473	1,024,520

TOTALS	$1,042,482	$124,462	$324,756	$38,353	$1,530,053

      Intangible asset balances at December 29, 2002 by business segment were as follows:

			Analytical
	Life Sciences	Optoelectronics	Instruments	Fluid Sciences	Consolidated

	(In thousands)
Patents	$76,860	$12,682	$2,800	$4,000	$96,342
Less: Accumulated depreciation	(10,351)	(5,247)	(503)	(3,800)	(19,901)

Net patents	66,509	7,435	2,297	200	76,441
Licenses	45,143	1,394	—	—	46,537
Less: Accumulated depreciation	(5,740)	(1,394)	—	—	(7,134)

Net licenses	39,403	—	—	—	39,403
Core technology	114,710	—	85,857	8,125	208,692
Less: Accumulated depreciation	(14,309)	—	(15,229)	(940)	(30,478)

Net core technology	100,401	—	70,628	7,185	178,214

Net amortizable intangible assets	206,313	7,435	72,925	7,385	294,058
Non-amortizing intangible assets	112,305	—	71,092	—	183,397
Net goodwill	696,885	35,428	202,008	27,998	962,319

TOTALS	$1,015,503	$42,863	$346,025	$35,383	$1,439,774

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13:     Debt

      Senior Secured Credit Facility. In December 2002, the Company entered into a new senior credit facility with a group of commercial banks. This facility is comprised of a six-year term loan in the amount of $315.0 million and a $100.0 million revolving credit facility that is available through December 2007. This credit facility is secured primarily by substantially all domestic assets.

      The interest rates under the senior credit facility applicable to the term loan and to the revolving credit facility are determined as a spread over either the Eurodollar rate or the base rate as defined in the credit agreement. The applicable margin for the term loan is 400 basis points for the Eurodollar rate and 300 basis points for the base rate. The Company may allocate all or a portion of the outstanding indebtedness under the senior credit facility to interest based upon the spread over the Eurodollar rate or the base rate. At December 29, 2002, the Eurodollar rate was approximately 140 basis points and the base rate was 425 basis points. The term loan will be repayable in nominal quarterly installments until December 2007, and thereafter in four equal quarterly installments until December 2008. The revolving credit facility is available through December 2007 for working capital needs. At December 29, 2002, we had no outstanding principal balance under the revolving credit facility.

      The senior credit facility contains covenants requiring specific financial ratios, including:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio,

•	a maximum senior leverage ratio, and

•	a maximum total leverage ratio.

      8 7/8% Notes. In December 2002, the Company issued and sold ten-year senior subordinated notes at a rate of 8 7/8% with a face value of $300.0 million. The Company received $297.5 million in gross proceeds from the issuance. Deferred issuance costs of $7.0 million were recorded as a non-current asset. The debt, which matures in January 2013, is unsecured, but is guaranteed by substantially all domestic assets. Interest on the 8 7/8% notes is payable semi-annually on January 15 and July 15, beginning July 15, 2003. If a change of control occurs, each holder of 8 7/8% notes may require the Company to repurchase some or all of the notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued interest. Before January 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of our 8 7/8% notes with the net proceeds of specified public equity offerings at 108.875% of the principal amount of the notes, plus accrued interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem some or all of the 8 7/8% notes at any time on or after January 15, 2008, at a redemption price of 104.438%. The redemption price decreases to 102.958% on January 15, 2009, to 101.479% on January 15, 2010 and to 100% on January 15, 2011. The debt is subordinated to the senior credit facility and other existing and future senior subordinated indebtedness, all of which is discussed below.

      The 8 7/8% notes contain financial and other covenants. Most of these covenants terminate if the notes obtain an investment grade rating by Standard & Poor’s Rating Services and Moody’s Investors Service.

      Zero Coupon Convertible Debentures. In August 2000, the Company sold zero coupon convertible debentures with an aggregate purchase price of $460.0 million. The zero coupon convertible debentures were then due August 2020 and were priced with a yield to maturity of 3.5%. The zero coupon debentures include a call provision which allow the Company to call the debentures as early as August 2003. During 2002, $106.5 million of the zero coupon convertible debentures were purchased in open market transactions, resulting in a gain of approximately $8.4 million. In December 2002, the Company completed a tender offer to purchase any and all of the existing zero coupon convertible debentures. As of December 29, 2002, $205.6 million of the issue was tendered and redeemed. The remaining $186.5 million will either be repurchased prior to the first available call date of August 2003 or called at that time. Under the terms of the senior secured credit facility, the Company is required to redeem all of the zero coupon debentures remaining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding at that time. An amount equal to the accreted value of the outstanding debentures, totaling $186.5 million, was placed in escrow as of December 29, 2002. Accordingly, the zero coupon debentures have been reported as a current liability in the consolidated balance sheet.

      6.8% Notes. In October 1995 the Company issued $115.0 million in notes bearing an interest rate of 6.8% and maturing in 2005. During the fourth quarter of 2001, the fixed rate on these notes was swapped to a floating rate using a swap instrument which reset semi-annually in arrears based upon six-month USD LIBOR. In December 2002, the Company completed a tender offer for outstanding 6.8% notes. As of December 29, 2002 all but $4.7 million of these notes had been tendered. In connection with this tender offer, the swap arrangement was terminated and a gain of $4.4 million was recorded.

      Packard Notes. In November 2001, the Company completed the acquisition of Packard and assumed $118.2 million of senior subordinated ten-year notes issued in March 1997. The notes were redeemed on March 1, 2002 at a rate of 104.688% in accordance with the indenture dated as of March 4, 1997. As such, this amount was reclassified to short-term on our December 30, 2001 balance sheet for presentation purposes. In connection with this redemption, a loss of $5.5 million was recognized as a result of the call premium paid to the holders of the notes.

      The following table summarizes the maturities of the Company’s indebtedness at December 29, 2002:

			6.8%	Zero Coupon
		8.875% Sr.	Unsecured	Convertible	Other
		Subordinated	Notes due	Debentures	Revolving
	Term Note	Notes due 2013	2005	due 2020	Debt Facilities	Total

	(In thousands)
2003	$3,150	$—	$—	$186,483	$1,858	$191,491
2004	3,150	—	—	—	—	3,150
2005	3,150	—	4,681	—	—	7,831
2006	3,150	—	—	—	—	3,150
2007	302,400	—	—	—	—	302,400
2008 and beyond	—	297,522	—	—	—	297,522

Total	$315,000	$297,522	$4,681	$186,483	$1,858	$805,544

Note 14:     Accrued Expenses

      Accrued expenses as of December 29, 2002 and December 30, 2001 consisted of the following:

	2002	2001

	(In thousands)
Payroll and incentives	$28,749	$34,580
Employee benefits	50,697	43,513
Federal, non-U.S. and state income taxes	94,762	83,067
Other accrued operating expenses	142,219	266,390

	$316,427	$427,550

Note 15:     Employee Benefit Plans

      Except where noted otherwise, the following employee benefit plan disclosures include amounts and information on a combined basis, for both the continuing and discontinued operations of the Company.

      Savings Plan: The Company has a savings plan for the benefit of qualified U.S. employees. Under this plan, for all business units except those within Life Sciences, the Company contributes an amount equal to the lesser of 55% of the amount of the employee’s voluntary contribution or 3.3% of the employee’s annual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation. For Life Sciences, the Company contributes an amount equal to the lesser of 100% of the employee’s voluntary contribution or 5.0% of the employee’s annual compensation. Savings plan expense charged to continuing operations was $7.3 million in 2002 and $6.5 million in 2001 and $5.1 million in 2000.

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

      Net periodic pension cost included the following components:

	2002	2001	2000

	(In thousands)
Service cost	$6,492	$6,860	$7,830
Interest cost	19,963	19,011	19,315
Expected return on plan assets	(23,513)	(23,235)	(20,588)
Net amortization and deferral	83	(460)	(486)

	$3,025	$2,176	$6,071

      The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of December 29, 2002 and December 30, 2001.

	2002		2001

	Non-U.S.	U.S.	Non-U.S.	U.S.

	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$137,302	$177,076	$111,610	$157,573

Projected benefit obligations at beginning of year	$124,860	$167,236	$123,386	$174,351
Service cost	1,841	4,651	2,020	4,840
Interest cost	7,598	12,365	7,054	11,957
Benefits paid and plan expenses	(6,312)	(11,618)	(5,535)	(13,077)
Participants’ contributions	584	—	540	—
Actuarial loss (gain)	1,523	16,359	4,616	(9,974)
Plan amendments	—	86	—	(861)
Effect of exchange rate changes	18,932	—	(6,778)	—
Dispositions	232	—	—	—
Curtailment gain — discontinued operations	(2,477)	—	(2,672)	—
Acquisitions	—	—	2,229	—

Projected benefit obligations at end of year	146,781	189,079	124,860	167,236

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002		2001

	Non-U.S.	U.S.	Non-U.S.	U.S.

	(In thousands)
Fair value of plan assets at beginning of year	41,947	208,585	48,737	230,347
Actual return on plan assets	(5,998)	(19,816)	(5,228)	(8,685)
Benefits paid and plan expenses	(6,312)	(11,618)	(5,535)	(13,077)
Employer contribution	9,397	—	5,133	—
Participant contribution	584	—	540	—
Effect of exchange rate changes	4,322	—	(1,700)	—
Transfer out — discontinued operations	(295)	—	—	—

Fair value of plan assets at end of year	43,645	177,151	41,947	208,585

Plan assets less (greater) than projected benefit obligations	103,136	11,928	82,913	(41,349)
Unrecognized net transition asset (obligation)	(303)	—	(277)	—
Unrecognized net prior service costs	(330)	(152)	(379)	623
Unrecognized net gain (loss)	(10,193)	(54,103)	1,184	1,428

Accrued pension liability (asset)	$92,310	$(42,327)	$83,441	$(39,298)

Net amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability included in other long-term liabilities	$97,921	$—	$83,441	$—
Prepaid benefit cost included in long-term other assets	—	(42,327)	—	(39,298)
Accumulated other comprehensive income — pre-tax	(5,611)	—	—	—

Net amounts recognized in the consolidated balance sheets	$92,310	$(42,327)	$83,441	$(39,298)

Actuarial assumptions as of the year-end measurement date:
Discount rate	5.65%	6.75%	5.70%	7.50%
Rate of compensation increase	2.93%	3.50%	3.42%	4.50%
Expected rate of return on assets	7.92%	9.00%	7.92%	9.00%

      The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At December 29, 2002 and December 30, 2001, the projected benefit obligations were $16.6 million and $16.5 million, respectively. Assets with a fair value of $5.4 million and $8.0 million segregated in a trust, were available to meet this obligation as of December 29, 2002 and December 30, 2001, respectively. Pension expense for this plan was approximately $1.6 million in 2002 and $1.1 million in 2001.

      An additional minimum liability of $3.9 million was recorded to Stockholder’s Equity during 2002 as a result of the fair value of the plan assets for the Company’s pension plan in the United Kingdom being below the accumulated benefit obligation of the same plan. To the extent the fair value of the plan assets of the Company’s U.S. pension plan fell below the associated accumulated benefit obligation, the Company will have to reclassify the amount of prepaid pension to Stockholder’s Equity. Unrecognized net losses are amortized over the remaining service period in accordance with accounting regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Net periodic post-retirement medical benefit cost (credit) included the following components:

	2002	2001	2000

	(In thousands)
Service cost	$157	$207	$232
Interest cost	609	646	992
Expected return on plan assets	(902)	(1,062)	(1,219)
Net amortization and deferral	(599)	(674)	(1,516)

	$(735)	$(883)	$(1,511)

      The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets at December 29, 2002 and December 30, 2001.

	2002	2001

	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$5,720	$10,651
Active employees eligible to retire	422	400
Other active employees	2,752	2,804

Accumulated benefit obligations at beginning of year	8,894	13,855

Service cost	157	207
Interest cost	609	646
Benefits paid	(869)	(905)
Actuarial loss	210	1,315
Plan adjustments	—	(6,109)
Curtailment gain — discontinued operations	—	(115)

Change in accumulated benefit obligations during the year	107	(4,961)

Retirees	5,685	5,720
Active employees eligible to retire	480	422
Other active employees	2,836	2,752

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001

	(In thousands)
Accumulated benefit obligations at end of year	9,001	8,894
Fair value of plan assets at beginning of year	10,455	12,254
Actual return on plan assets	(1,015)	(422)
Benefits paid and plan expenses	—	(1,377)

Fair value of plan assets at end of year	9,440	10,455

Fair value of plan assets greater than accumulated benefit obligations	(439)	(1,561)
Unrecognized prior service costs	4,234	4,705
Unrecognized net gain	663	2,347

Accrued post-retirement medical liability	$4,458	$5,491

Actuarial assumptions as of the year-end measurement date
Discount rate	6.75%	7.50%
Expected rate of return on assets	9.00%	9.00%
Healthcare cost trend rate:
First year	*	*
Ultimate	*	*
Time to reach ultimate	*	*

*	In 2001, the Company moved entirely to a defined dollar plan. Accordingly, such assumptions are no longer applicable.

      The accrued postretirement medical liability included $3.0 million and $4.5 million classified as long-term liabilities as of December 29, 2002 and December 30, 2001, respectively.

      Deferred Compensation Plans: During 1998, the Company implemented certain nonqualified deferred compensation programs that provide benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, upon retirement or death. Benefit payments under these plans are funded by a combination of contributions from participants and the Company. The Company has not made any cash contributions to this plan since inception. The obligations related to the deferred compensation plan totaled $6.8 million and $9.9 million at December 29, 2002 and December 30, 2001, respectively.

Note 16:     Contingencies

      The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

      The Company and certain officers have been named as defendants in a class action lawsuit in which the plaintiffs have alleged various statements made by the Company and management were misleading with respect to the Company’s prospects and future operating results. The Company believes it has meritorious defenses to the lawsuits and intends to contest the actions vigorously. The Company is currently unable, however, to reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $7.1 million as of December 29, 2002, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to ten years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company’s financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the potential exposure is not expected to be materially different than the amounts recorded.

      In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham PLC, Amersham Biosciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid Biosciences, Inc. The six count complaint alleges that the Company breached our distributorship agreement with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. Management believes that we have meritorious defenses to Enzo’s complaint and intend to contest the claims vigorously. Management is currently unable, however, to determine whether resolution of these matters will have a material adverse impact on our financial position or results of operations.

Note 17:     Warranty Reserves

      The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. A summary of warranty reserve activity for the year ended December 29, 2002 is as follows:

(In thousands)
Balance at December 30, 2001	$8,694
Provision	2,777
Charges	(1,837)
Other	175

Balance at December 29, 2002	$9,809

Note 18:     Stockholders’ Equity

      Stock-Based Compensation. As of December 29, 2002, the Company had three stock-based compensation plans. Under the 2001 Incentive Plan, 8.8 million shares of the Company’s common stock were made

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available for option grants, restricted stock awards, performance units and other stock-based awards. Under the Life Sciences Plan, 2.3 million shares of the Company’s common stock were made available for option grants. The Company also has an Employee Stock Purchase Plan, whereby participating employees have the right to purchase common stock at a discount.

      The following table summarizes stock option activity for the three years ended December 29, 2002:

	2002		2001		2000

	Number of	Weighted-	Number of	Weighted-	Number of	Weighted-
	Shares	Average Price	Shares	Average Price	Shares	Average Price

	(Shares in thousands)
Outstanding at beginning of year	15,985	$26.25	9,650	$19.52	9,144	$11.77
Granted	3,252	12.06	9,315	30.31	5,564	25.39
Exercised	(626)	11.74	(2,073)	12.41	(3,724)	10.12
Lapsed	(3,131)	31.74	(907)	28.85	(1,334)	15.51

Outstanding at end of year	15,480	23.32	15,985	26.25	9,650	19.52

Exercisable at end of year	6,356	$19.97	5,567	$17.43	2,490	$12.71

      The following table summarizes information about stock options outstanding at December 29, 2002:

	Options Outstanding			Options Exercisable

	Number	Weighted-		Number
	Outstanding at	Average	Weighted-	Exercisable at	Weighted-
	December 29,	Remaining	Average	December 29,	Average Exercise
Prices	2002	Contractual Life	Exercise Price	2002	Price

$ 3.11 - 4.23	27,390	1.9	$4.20	27,390	$4.20
4.67 - 5.85	620,139	6.6	5.05	27,139	4.69
7.03 - 9.88	1,065,314	5.4	8.65	442,314	8.75
10.77 - 15.88	3,917,878	5.4	13.32	2,403,174	13.88
16.43 - 24.15	2,732,285	5.9	19.80	2,135,080	19.77
25.24 - 37.17	5,952,286	7.3	30.58	826,809	29.74
37.98 - 56.59	1,115,984	5.0	44.78	454,666	44.91
57.22 - 59.28	48,526	6.7	57.88	39,196	57.78

$ 3.11 - 59.28	15,479,802	6.2	$23.32	6,355,768	$19.97

      The weighted-average fair value of options granted during 2002, 2001, and 1999 were $12.06, $14.40 and $9.91, respectively. The values were estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the model:

	2002	2001	2000

Risk-free interest rate	3.7%	4.5%	6.5%
Expected dividend yield	1.0%	1.0%	2.0%
Expected lives	4.0 years	4.0 years	3.7 years
Expected stock volatility	60%	50%	46%

      In April 1999, the Company’s stockholders approved the 1998 Employee Stock Purchase Plan, whereby participating employees currently have the right to purchase common stock at a price equal to 85% of the lower of the closing price on the first day or the last day of the six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

voluntary contribution, which may not exceed 10% of base compensation. During 2002, the Company issued 739,302 shares under this plan at a weighted-average price of $8.39 per share. During 2001, the Company issued 449,082 shares under this plan at a weighted-average price of $23.40 per share. During 2000, the Company issued 420,534 shares under this plan at a weighted-average price of $21.82 per share. There remains available for sale to employees an aggregate of 2.7 million shares of the Company’s stock out of 5 million shares authorized by shareholders.

      Other: The Company has awarded restricted stock to certain executive employees and directors that contain vesting provisions and performance targets. These shares were awarded under the Company’s 1999 Incentive Plan. The compensation expense associated with the fair value of these awards is recognized over the period that the performance targets are expected to be achieved. The unearned portion of the awards is reflected in stockholders’ equity as unearned compensation until the restrictions are released and the compensation is earned. During the three years ended December 29, 2002, the Company awarded 190,000 shares in 2002, 15,000 shares in 2001 and 385,000 shares in 2000, with weighted-average fair values of $23.45 per share in 2002, $28.13 per share in 2001 and $42.09 per share in 2000. The total compensation recognized related to these restricted shares was approximately $2.6 million in 2002, $3.5 million in 2001 and $4.1 million in 2000. As of December 29, 2002, there were 470,000 shares outstanding subject to forfeiture.

      Comprehensive Income: The components of accumulated other comprehensive (loss) income, net of tax were as follows:

	Foreign	Change in	Unrealized	Unrealized	Accumulated
	Currency	Minimum	Gains (Losses)	Gains	Other
	Translation	Liability of	on Derivative	(Losses) on	Comprehensive
	Adjustment	Pension	Instruments	Securities	(Loss) Income

	(In thousands)
Balance, January 3, 2000	$(14,461)	$—	$—	$421	$(14,040)
Current year change	(25,484)	—	—	482	(25,002)

Balance, December 31, 2000	(39,945)	—	—	903	(39,042)
Current year change	(20,976)	—	1,407	(2,329)	(21,898)

Balance, December 30, 2001	(60,921)	—	1,407	(1,426)	(60,940)
Current year change	34,350	(3,928)	(1,407)	60	29,075

Balance, December 29, 2002	$(26,571)	$(3,928)	$—	$(1,366)	$(31,865)

      The tax effects related to each component of other comprehensive income (loss) were as follows:

	Tax Before-Tax	(Provision)	After-Tax
	Amount	Benefit	Amount

	(In thousands)
2002
Foreign currency translation adjustments	$34,350	$—	$34,350
Change in minimum liability of pension	(5,611)	1,683	(3,928)
Unrealized losses on derivative instruments	(1,407)	—	(1,407)
Unrealized gains (losses) on securities	104	(44)	60
Reclassification adjustments	(869)	452	(417)

Other comprehensive income	$26,567	$2,091	$28,658

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Tax Before-Tax	(Provision)	After-Tax
	Amount	Benefit	Amount

	(In thousands)
2001
Foreign currency translation adjustments	$(20,976)	$—	$(20,976)
Unrealized gains on derivative instruments	1,407	—	1,407
Unrealized (losses) gains on securities:
(Losses) gains arising during the period	(3,709)	1,271	(2,438)
Reclassification adjustments	167	(58)	109

Other comprehensive (loss) income	$(23,111)	$1,213	$(21,898)

2000
Foreign currency translation adjustments	$(25,484)	$—	$(25,484)
Unrealized gains on securities:
Gains (losses) arising during the period	673	(192)	481
Reclassification adjustment	1	—	1

Other comprehensive loss	$(24,810)	$(192)	$(25,002)

Note 19:     Financial Instruments

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company believes it had no significant concentrations of credit risk as of December 29, 2002.

      In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, generally have maturities that do not exceed 12 months, have no cash requirements until maturity and are recorded at fair value on the consolidated balance sheet. Credit risk and market risk are not significant as the foreign exchange instruments are contracted with major banking institutions. Gains and losses on the Company’s foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive income in the accompanying consolidated balance sheet. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Effectiveness of these cash flow hedges is measured utilizing the cumulative dollar offset method and is reviewed quarterly. For the year ended December 29, 2002, net losses from hedges reclassified from other comprehensive income to revenue and expense totaled $0.6 million. The notional amount of the outstanding foreign currency contracts was approximately $103.0 million as of December 29, 2002 and $280.0 million at December 30, 2001. At December 29, 2002 and December 30, 2001, the approximate fair value for foreign currency derivative instruments designated as fair value hedges was $0 and $0.6 million, respectively. The approximate fair value for foreign currency derivative instruments designated as cash flow hedges was $0 and $0.4 million at December 29, 2002 and December 30, 2001, respectively. At January 1, 2001, the fair value of all derivative instruments was not significant. Accordingly, when the Company adopted the provisions of SFAS No. 133, there was no cumulative effect adjustment recorded.

      During 2002, the Company entered into an interest rate swap agreement with a financial institution. This swap agreement was designated as a fair value hedge related to the 6.8% notes due 2005. The swap converted fixed rate debt to variable rate and was considered effective during the holding period. When the 6.8% notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were extinguished in December 2002, the swap was also terminated, resulting in a net gain of $4.4 million, which is included in other expense, net.

Note 20:     Leases

      The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for 2002, 2001 and 2000 amounted to $23.5 million, $20.5 million, and $17.6 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $23.8 million in 2003, $21.0 million in 2004, $18.5 million in 2005, $12.8 million in 2006, $11.5 million in 2007 and $170.1 million after 2007.

      Prior to December 29, 2002, the Company was party to a six-year operating lease agreement signed in 2000 for its Fremont, CA facility within its Optoelectronics business unit. As part of the Company’s 2002 Debt Refinancing, the Company terminated this lease arrangement by paying the $30.0 million obligation remaining on the facility. Accordingly, the facility is now reflected in the Company’s fixed asset balance.

Note 21:     Industry Segment and Geographic Area Information

      The Company’s businesses are reported as four reportable segments which reflect the Company’s management and structure under three strategic business units (“SBUs”). The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant.

      The operating segments and their principal products and services are:

      Life Sciences: Provider of drug discovery, genetic screening and chemical analysis tools and instrumentation used in daily applications for scientific research and clinical applications.

      Analytical Instruments: Analytical tools employing technologies such as molecular and atomic spectroscopy, high-pressure liquid chromatography, gas chromatography and thermal analysis.

      Optoelectronics: A broad spectrum of digital imaging, sensor and specialty lighting components to customers in a wide variety of industries, including the biomedical and consumer products markets.

      Fluid Sciences: Provider of critical sealing and fluid containment products and services for the aerospace, semiconductor and power generation markets, as well as engine lubricant testing services.

      Sales and operating profit by segment for the three years ended December 29, 2002 are shown in the table below:

	2002	2001	2000

	(In thousands)
Life Sciences
Sales	$494,308	$346,110	$221,401
Operating profit (loss)	8,006	(46,366)	(3,636)
Analytical Instruments
Sales	497,404	568,373	617,699
Operating profit	19,425	77,755	56,076
Optoelectronics
Sales	323,784	380,227	447,129
Operating (loss) profit	(3,998)	51,268	96,126
Fluid Sciences
Sales	189,485	230,629	251,753
Operating profit	17,476	57,272	45,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

	(In thousands)
Other
Sales	—	—	—
Operating loss	(16,591)	(10,214)	(13,779)
Continuing Operations
Sales	$1,504,981	$1,525,339	$1,537,982
Operating profit	$24,318	$129,715	$179,858

      The Company’s Security and Detection Systems business (formerly included in the Analytical Instruments segment) Telecommunications Components business and Entertainment Lighting business (both formerly included in the Optoelectronics segment) are presented as discontinued operations, and therefore are not included in the preceding table.

      Additional information relating to the Company’s operating segments is as follows:

	Depreciation and
	Amortization Expense			Capital Expenditures

	2002	2001	2000	2002	2001	2000

	(In thousands)
Life Sciences	$35,032	$34,887	$17,719	$19,686	$17,691	$16,239
Analytical Instruments	9,691	17,952	21,172	5,328	32,295	3,881
Optoelectronics	20,560	23,182	23,839	38,271	27,892	27,323
Fluid Sciences	9,632	11,036	10,664	3,754	9,242	10,895
Other	1,665	1,415	859	780	7,262	956

Continuing operations	$76,580	$88,472	$74,253	$67,819	$94,382	$59,294

	Total Assets

	2002	2001

	(In thousands)
Life Sciences	$1,393,001	$1,407,774
Analytical Instruments	690,563	719,597
Optoelectronics	291,892	392,802
Fluid Sciences	125,349	124,926
Other	320,461	140,670
Net current and long-term assets of discontinued operations	14,973	184,169

	$2,836,239	$2,969,938

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following geographic area information for continuing operations includes sales based on location of external customer and net property, plant and equipment based on physical location:

	Sales

	2002	2001	2000

	(In thousands)
U.S.	$722,553	$731,053	$697,992
United Kingdom	93,386	94,265	97,130
Japan	87,394	85,800	77,062
Germany	86,729	93,117	99,342
France	68,431	51,814	51,788
Italy	59,117	52,475	55,047
Other non-U.S.	387,371	416,815	459,621

	$1,504,981	$1,525,339	$1,537,982

	Net Property,
	Plant and Equipment

	2002	2001

	(In thousands)
U.S.	$215,282	$160,523
Canada	25,833	35,203
Singapore	12,543	15,600
Germany	8,435	4,656
Finland	6,635	1,169
Philippines	6,314	7,960
United Kingdom	4,095	14,746
Other non-U.S.	24,885	42,767

	$304,022	$282,624

Note 22:	Quarterly Financial Information (Unaudited)

      Selected quarterly financial information follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share data)
2002
Sales	$346,293	$383,096	$366,011	$409,581	$1,504,981
Operating (loss) income from continuing operations	(14,896)	17,409	16,694	5,111	24,318
(Loss) income from continuing operations before income taxes	(28,525)	8,987	11,963	(975)	(8,550)
(Loss) income from continuing operations	(20,658)	6,075	9,750	698	(4,135)
Net (loss) income	(147,360)	(9,096)	7,146	(2,628)	(151,938)
Basic (loss) earnings per share:
Continuing operations	$(0.17)	$0.05	$0.08	$0.01	$(0.03)
Net (loss) income	(1.18)	(0.07)	0.06	(0.02)	(1.21)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share data)
Diluted (loss) earnings per share:
Continuing operations	$(0.17)	$0.05	$0.08	$0.01	$(0.03)
Net (loss) income	(1.18)	(0.07)	0.06	(0.02)	(1.21)
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28
2001
Sales	$390,607	$380,429	$348,322	$405,981	$1,525,339
Operating income (loss) from continuing operations	49,080	53,971	52, 687	(26,023)	129,715
Income (loss) from continuing operations before income taxes	36,918	47,257	48,201	(31,826)	100,550
Income (loss) from continuing operations	23,124	32,035	33,986	(47,647)	41,498
Net income (loss)	23,495	29,411	31,219	(49,620)	34,505
Basic earnings (loss) per share:
Continuing operations	$0.23	$0.32	$0.34	$(0.42)	$0.40
Net income (loss)	0.23	0.29	0.31	(0.44)	0.33
Diluted earnings (loss) per share:
Continuing operations	$0.22	$0.31	$0.33	$(0.41)	$0.39
Net income (loss)	0.23	0.28	0.30	(0.43)	0.32
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

      a) DIRECTORS

      The information required by this item with respect to Directors is incorporated by reference to the information under the caption “Election of Directors” in our proxy statement for the annual meeting of stockholders to be held on April 22, 2003.

      b) EXECUTIVE OFFICERS

      The information required by this item with respect to Executive Officers is contained in Part I of this annual report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.	Executive Compensation

      The information required by this item is incorporated herein by reference to the information under the captions “Information Relative to the Board of Directors and Certain of its Committees — Director Compensation,” “Board Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Stock Performance Graph” and “Executive Compensation” in our proxy statement for the annual meeting of stockholders to be held on April 22, 2003.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      a) EQUITY COMPENSATION PLANS

      The information required by this item with respect to Item 201(d)(1) and Item 201(d)(2) of Regulation S-K is incorporated by reference to the information under the caption “Executive Compensation — Equity Compensation Plans” in our proxy statement for the annual meeting of stockholders to be held on April 22, 2003. The information required by this item with respect to Item 201(d)(3) of Regulation S-K follows:

Non-Shareholder Approved Plans

      Life Sciences Incentive Plan and 1999 Vivid Technologies Equity Incentive Plan

      The Life Sciences Incentive Plan (“Life Sciences Plan”) was assumed when the Company acquired Packard BioScience Company. The Life Sciences Plan and the 2001 Plan, approved by our shareholders, are the only two plans from which the Company is still making grants. The 1999 Vivid Technologies Equity Incentive Plan (“Vivid Plan”) was assumed when the Company acquired Vivid Technologies, Inc.; the Company is not making future grants from this plan.

      Shares subject to Plans: A maximum of 2,322,606 shares in the Life Sciences Plan, as adjusted, were approved by the shareholders of the Packard BioScience Company for awards under the Plan. A maximum of 600,000 shares in the Vivid Plan, were approved by the shareholders of Vivid Technologies, Inc. for awards under the Vivid Plan. Appropriate adjustments will be made to the shares subject to these Plans and to outstanding awards upon a stock dividend, stock split, reverse stock split, recapitalization, combination, reclassification or similar change in the capital structure of the Company. To the extent that any outstanding option under the Life Sciences Plan expires or terminates prior to exercise in full or if shares issued upon exercise of an option or pursuant to a stock issuance are repurchased by the Company, the shares of common stock for which such option is not exercised, or the repurchased shares are returned to the Life Sciences Plan and become available for future grant.

      Eligibility: The Company’s employees (excluding officers and directors) and any individuals who have accepted an offer for employment are eligible to be granted options or awards under the Plans.

      Administration: The Life Sciences Plan and the Vivid Plan are administered by the Board of Directors. The Board has the authority to grant options and awards and to adopt, amend and repeal administrative rules, guidelines and practices. The Board also may delegate the power to make awards to one or more executive officers of the Company, provided that the Board fixes the maximum number of shares subject to awards and the maximum number of shares for any one participant to be made by such executive officers. The Board may delegate any or all of its powers under the Life Sciences Plan or the Vivid Plan to one or more committees of the Board.

      Terms and conditions: The Board may grant options to purchase common stock and determine the number of shares to be covered by each option, the exercise price, and the conditions and limitations applicable to the exercise of each option. The exercise price at the time of option grant may not be less than 100% of the fair market value of the common stock at the time the option is granted. The option term cannot exceed 10 years. The Board also may grant awards based upon the common stock, including awards of restricted stock and stock appreciation rights as well as performance awards.

      Adjustments for Changes in Common Stock and Certain Other Events:     In the event of a proposed liquidation or dissolution of the Company, the Board will provide that all then unexercised options will become exercisable in full and terminate effective upon such liquidation or dissolution, except to the extent exercised before such effective date. The Board may specify the effect of a liquidation or dissolution on any award granted under the Plan. In the event of an acquisition, defined as any merger or consolidation of the Company with or into another entity as a result of which the Common Stock is converted into or exchanged for the right to receive cash, securities or other property or any exchange of shares of the Company for cash, securities or other property pursuant to a statutory share exchange transaction, the Board will provide that all outstanding options will be assumed, or equivalent options shall be substituted, by the acquiring or succeeding corporation. If the acquiring or succeeding corporation does not agree to assume, or substitute for the options, the Board will provide that unexercised options will become exercisable in full as of a specified time prior to the event.

      Amendment: The Board may at any time amend, suspend or terminate the Plans.

Other Plans

      The Company has granted options to the Company’s Chairman and Chief Executive Officer in January 1999 under a plan that was not approved by shareholders.

      Shares subject to the plan: A maximum of 900,000 shares in the plan were approved for awards under the plan. Appropriate adjustments will be made to the shares subject to options outstanding under the plan upon a stock dividend, stock split, reverse stock split, recapitalization, combination, reclassification, or similar change in the capital structure of the Company. The options granted to our Chief Executive Officer were the sole awards authorized for grant under the plan. No additional grants may be made under the plan.

      Administration: The plan is administered by the Board of Directors. The Board has the authority to adopt, amend and repeal administrative rules, guidelines and practices. The Board may delegate any or all of its powers under the Plans to one or more committees of the Board.

      Terms and conditions: Two option grants totaling 900,000 shares were made to the Chief Executive Officer. The first grant was made on January 8, 1998, for 400,000 shares with a per share exercise price of $10.59 and an expiration date in January 2008. The option vested in full in January 2001. The second grant was made on January 20, 1999, for 500,000 shares with a per share exercise price of $13.63 and an expiration date in January 2009. The option vested in full in January 2000. Vesting of the second option accelerated based on satisfaction of the performance target of 50% cumulative growth in earnings per share within two (2) years or less over the base year 1998, adjusted for the effects of acquisitions and divestitures. In each case, the option exercise price represented the fair market price of the stock on the date of grant. Upon the death or total disability of the optionee, the optionee or his estate has one year to exercise vested options. Upon retirement at a Company-recognized retirement age the optionee has the earlier of three (3) years or January 2009 to exercise vested options. Upon termination of the optionee’s employment, all further vesting stops and all unvested shares are cancelled. Upon a change in control of PerkinElmer, all unvested options become 100% vested.

b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item with respect to Item 403 of Regulation S-K is incorporated by reference to the information under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our proxy statement for the annual meeting of stockholders to be held on April 22, 2003.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the information under the caption “Executive Compensation — Employment and Other Agreements” in our proxy statement for the annual meeting of stockholders to be held on April 22, 2003.

Item 14.     Controls and Procedures

      1.     Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

      2.     Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

      1.     FINANCIAL STATEMENTS

      Included in Part II, Item 8:

Independent Auditors’ Report

Consolidated Income Statements for the Three Years Ended December 29, 2002

Consolidated Balance Sheets at December 29, 2002 and December 30, 2001

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 29, 2002

Consolidated Statements of Cash Flows for the Three Years Ended December 29, 2002

Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts

      We have omitted financial statement schedules, other than those we note above, because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

      3.     EXHIBITS

3.1	PerkinElmer, Inc.’s Restated Articles of Organization were filed with the Commission on August 15, 2001 as Exhibit 3.1 to our quarterly report on Form 10-Q and are herein incorporated by reference.
3.2	PerkinElmer, Inc.’s By-Laws as amended and restated by the Board of Directors on April 27, 1999 were filed with the Commission on March 28, 2000 as Exhibit 3.3 to our annual report on Form 10-K for the fiscal year ended January 2, 2000 and are herein incorporated by reference.
4.1	Specimen Certificate of PerkinElmer Inc.’s Common Stock, $1 par value, was filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.
4.2	Form of Indenture dated June 28,1995 between PerkinElmer, Inc. and the First National Bank of Boston, as Trustee, was filed with the Commission as Exhibit 4.1 to our registration statement on Form S-3, File No. 33-59675 and is herein incorporated by reference.
4.3	Form of Senior Indenture, dated August 7, 2000, between PerkinElmer, Inc. and Bank One Trust Company, N.A., as Trustee, was filed with the Commission as Exhibit 4.1 to our registration statement on Form S-3, File No. 333-71069, and is incorporated herein by reference.
4.4	Form of Supplemental Indenture, dated August 7, 2000, between PerkinElmer, Inc. and Bank One Trust Company, N.A. (successor to the First National Bank of Chicago) as Trustee, was filed with the Commission on August 4, 2000 as Exhibit 4.1 to our current report on Form 8-K, and is incorporated herein by reference.
4.5	Amended and Restated Rights Agreement dated as of January 30, 2001 between PerkinElmer, Inc. and Mellon Investor Services LLC, as Rights Agent, was filed with the Commission on March 26, 2001 as Exhibit 4.5 to our annual report on Form 10-K and is herein incorporated by reference.
4.6	First Supplemental Indenture dated as of December 13, 2002 between PerkinElmer, Inc. and State Street Bank and Trust Company, was filed with the Commission on December 27, 2002 as Exhibit 4.1 to our current report on Form 8-K, and is incorporated herein by reference.

4.7	Indenture dated as of December 26, 2002 among PerkinElmer, Inc., as Issuer, Applied Surface Technology, Inc., CCS Packard, Inc., Carl Consumable Products, LLC, Lumen Technologies, Inc., NEN Life Sciences, Inc., Packard Bioscience Company, Packard Instrument Company, Inc., PerkinElmer Instruments LLC, PerkinElmer Labworks, Inc., PerkinElmer Life Sciences, Inc., PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc., PerkinElmer Holdings, Inc., PerkinElmer Automotive Research, Inc., as Guarantors, and State Street Bank and Trust Company, as Trustee, is attached hereto as Exhibit 4.7.
4.8	Registration Rights Agreement dated as of December 26, 2002 among PerkinElmer, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and SG Cowen Securities Corporation is attached hereto as Exhibit 4.8.
*10.1	PerkinElmer, Inc.’s Supplemental Executive Retirement Plan revised as of April 19, 1995 was filed as Exhibit 10.1 to our annual report on Form 10-K for the fiscal year ended December 31, 1995, and is herein incorporated by reference.
*10.2	PerkinElmer, Inc.’s 1999 Incentive Plan was filed with the Commission on April 2, 1999 as Exhibit B to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.
10.3	$415,00,000 Credit Agreement dated as of December 26, 2002 among PerkinElmer, Inc., as Borrower, the Several Lenders from Time to Time Parties thereto, Merrill Lynch & Co., Merrill, Lynch, Pierce, Fenner and Smith Incorporated, as Arranger, Merrill Lynch Caital Corporation, as Syndication Agent, Societe Generale, as Documentation Agent, and Bank of America, N.A., as Administrative Agent, is attached hereto as Exhibit 10.3.
*10.4	Letter agreement dated as of December 13, 2002 between PerkinElmer, Inc. and John Engel is attached hereto as Exhibit 10.4.
*10.5	Employment Contracts:
(1) Employment Contract between PerkinElmer, Inc. and Gregory L. Summe dated January 8, 1998, as amended by an amendment dated November 5, 1999, was filed with the Commission on March 28, 2000 as Exhibit 10.5(a) to our annual report on Form 10-K for the fiscal year ended January 2, 2000 and is herein incorporated by reference. Said contract was further amended by a Second Amendment dated March 3, 2000 which was filed with the Commission on March 26, 2001 as Exhibit 10.5(a) to our annual report on Form 10-K and is herein incorporated by reference.
(2) Employment Contract between PerkinElmer, Inc. and Robert F. Friel dated November 18, 1999 was filed with the Commission on March 26, 2001 as Exhibit 10.5(b) to our annual report on Form 10-K and is herein incorporated by reference.
(3) Employment contract between Terrance L. Carlson and PerkinElmer, Inc. dated June 1, 1999.
(4) Employment contract between Richard F. Walsh and PerkinElmer, Inc. dated July 29, 1999.
(5) Employment contract between Jeffrey D. Capello and PerkinElmer, Inc. dated April 29, 2002.
(6) Employment contract between John P. Murphy and PerkinElmer, Inc. dated July 11, 2001.
(7) Employment contract between Peter B. Coggins and PerkinElmer, Inc. dated July 15, 2002.
(8) Employment contract between Robert A. Barrett and PerkinElmer, Inc. dated October 29, 2002.
The employment contract between Robert F. Friel and PerkinElmer, Inc. is representative of the employment contracts of the executive officers listed in numbers 3 through and including 8.
*10.6	PerkinElmer, Inc.’s 1982 Incentive Stock Option Plan was filed as Exhibit 4(v) to our registration statement on Form S-8, File No. 33-36082 and is herein incorporated by reference.
*10.7	PerkinElmer, Inc.’s 1992 Stock Option Plan was filed as Exhibit 4(vi) to our registration statement on Form S-8, File No. 333-32059 and is herein incorporated by reference.
*10.8	PerkinElmer, Inc.’s 1998 Employee Stock Purchase Plan was filed with the Commission on March 30, 1999 as Exhibit 10.8 to our annual report on Form 10-K and is herein incorporated by reference.

*10.9	Form of Multi-Year Stock Option Grant given by PerkinElmer, Inc. to each of Messrs. Summe, Friel, Walsh and Carlson on April 25, 2001 was filed with the Commission on March 28, 2002 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference.
*10.10	Form of Multi-Year Stock Option Grant given by PerkinElmer, Inc. to John Engel on April 25, 2001 was filed with the Commission on March 28, 2002 as Exhibit 10.10 to our annual report on Form 10-K and is herein incorporated by reference.
*10.11	PerkinElmer, Inc.’s 2001 Incentive Plan was filed with the Commission on March 12, 2001 as Appendix B to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.
10.12	Receivables Sale Agreement dated as December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sale Agreement”) was filed with the Commission on March 29, 2002 as Exhibit 10.12 to the Company’s Annual Report on Form 10-K and is herein incorporated by reference. The First Amendment to the Receivables Sales Agreement dated as of June 28, 2002 is attached hereto as Exhibit 10.12(a). The Second Amendment to the Receivables Sales Agreement dated as of October 7, 2002 is attached hereto as Exhibit 10.12(b). The Third Amendment to the Receivables Sales Agreement dated as of December 20, 2002 is attached hereto as Exhibit 10.12(c). The Fourth Amendment to the Receivables Sales Agreement dated as of January 31, 2003 is attached hereto as Exhibit 10.12(d).
10.13	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer was filed with the Commission on March 28, 2002 as Exhibit 10.13 to our annual report on Form 10-K and is herein incorporated by reference.
*10.14	PerkinElmer, Inc.’s Life Sciences Incentive Plan is attached hereto as Exhibit 10.14.
*10.15	PerkinElmer, Inc.’s 1999 Vivid Technologies Equity Incentive Plan is attached hereto as Exhibit 10.15.
*10.16	Form of Stock Restriction Agreement dated January 16, 2002 between PerkinElmer, Inc. and each of Gregory L. Summe, for 50,000 shares of common stock, Terrance L. Carlson, for 20,000 shares of common stock, Robert F. Friel, for 30,000 shares of common stock, and Richard F. Walsh, for 20,000 shares of common stock, was filed with the Commission on May 15, 2002 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. Each of the Stock Restriction Agreements was amended by an amendment dated October 24, 2002, a form of which is attached hereto as Exhibit 10.16. These Stock Restriction Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than for cause.
*10.17	Form of Stock Restriction Agreement dated January 2, 2002 between PerkinElmer, Inc. and each of Gregory L. Summe, for 100,000 shares of common stock, Terrance L. Carlson, for 20,000 shares of common stock, Robert F. Friel, for 20,000 shares of common stock, and Richard F. Walsh, for 20,000 shares of common stock, is attached hereto as Exhibit 10.17. These Stock Restriction Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than for cause.
*10.18	Stock Restriction Agreement dated July 15, 2002 between PerkinElmer, Inc. and Peter B. Coggins for 20,000 shares of common stock is attached hereto as Exhibit 10.18(a). Stock Restriction Agreement dated July 15, 2002 between PerkinElmer, Inc. and Mr. Coggins for 10,000 shares of common stock is attached hereto as Exhibit 10.18(b).
21	Subsidiaries of PerkinElmer, Inc. is attached hereto as Exhibit 21.
23	Consent of Independent Public Accountants (appears on Independent Auditors’ Consent page).
24	Power of Attorney (appears on Power of Attorney page).
99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 99.1.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15 (c) of Form 10-K.

(b) REPORTS ON FORM 8-K

      On October 29, 2002, we filed a current report with the Commission for the purpose of disclosing under Item 5 (Other Events) that we had reclassified the results of our Fluid Sciences business unit as continuing operations.

      On December 2, 2002, we filed a current report with the Commission for the purpose of disclosing under Item 5 (Other Events) our consolidated financial statements for fiscal years 2002 and 2001 and related information and to also disclose our planned private placement of senior subordinated notes.

      On December 5, 2002, we filed a current report (which amended and restated our current report filed on December 4, 2002) with the Commission for the purpose of disclosing under Item 9 (Regulation FD Disclosure) materials to be used in presentations with prospective purchasers of our senior subordinated notes.

      On December 9, 2002, we filed a current report with the Commission for the purpose of disclosing under Item 5 (Other Events) that in connection with our previously announced cash tender offer relating to our 6.80% Notes due October 15, 2005, we had received the requisite consents to amend the applicable indenture to eliminate substantially all of its restrictive covenants.

      On December 12, 2002, we filed a current report with the Commission for the purpose of disclosing under Item 5 (Other Events) the formation of our Life and Analytical Sciences business unit and associated anticipated restructuring charges and cost savings.

      On December 16, 2002 we filed a current report with the Commission for the purpose of disclosing under Item 5 (Other Events) our agreement to sell $300 million aggregate principal amount of our 8.875% Senior Subordinated Notes due 2013 and the extension of our cash tender offer for our 6.80% Notes due October 15, 2005.

      On December 27, 2002, we filed a current report with the Commission for the purpose of disclosing under Item 5 (Other Events) of that we had substantially completed our previously announced refinancing plan to repay existing debt.

      On December 30, 2002, we filed a current report with the Commission for the purpose of disclosing under Item 5 (Other Events) that we had accepted for payment $378,709,750 aggregate principal amount at maturity of our zero coupon convertible debentures due August 7, 2020, pursuant to our cash tender offer.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 29, 2002
(In thousands)

	Balance at					Balance
	Beginning of		Charges/			at End
Description	Year	Provisions	Writeoffs	Other(1)		of Year

Reserve for Doubtful Accounts
Year Ended December 31, 2000	$10,359	$5,899	$(3,209)	$273	(2)	$13,322
Year Ended December 30, 2001	13,322	1,056	(1,953)	562	(3)	12,987
Year Ended December 29, 2002	$12,987	$10,395	$(3,494)	$1,525		$21,413

(1)	Unless otherwise described, other amounts primarily relate to the impact of foreign exchange movements.

(2)	Includes reserve for doubtful accounts related to NEN acquisition in 2000, net of reserve decreases for divested businesses.

(3)	Includes reserves for doubtful accounts related to Packard acquisition.

INDEPENDENT AUDITORS’ CONSENT

      We consent to the incorporation by reference in Registration Statement Nos. 333-91535 and 333-66686 each on Form S-4; Registration Statement No. 333-59446 on Form S-3 and Registration Statement Nos. 2-98168, 33-36082, 33-35379, 33-49898, 33-57606, 33-54785, 33-62805, 333-8811, 333-32059, 333-32463, 33-59675, 333-50953, 333-56921, 333-58517, 333-61615, 333-65367, 333-69115, 333-70977, 333-71069, 333-81759, 333-30150, 333-61938, 333-73350, and 333-92228 each on Form S-8 of PerkinElmer, Inc. of our report dated January 22, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to a change in method of accounting for goodwill and intangible asset to conform to Statement of Financial Accounting Standards No. 142), appearing in this Annual Report on Form 10-K of PerkinElmer, Inc. for the year ended December 29, 2002.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 18, 2003

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

PERKINELMER, INC.

Signature		Title	Date

By:	/s/ GREGORY L. SUMME Gregory L. Summe	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 18, 2003

By:	/s/ ROBERT F. FRIEL Robert F. Friel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2003

By:	/s/ JEFFREY D. CAPELLO Jeffrey D. Capello	Vice President — Finance, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	March 18, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

By:	/s/ TAMARA J. ERICKSON Tamara J. Erickson	Director	March 18, 2003

By:	/s/ NICHOLAS A. LOPARDO Nicholas A. Lopardo	Director	March 18, 2003

By:	/s/ ALEXIS P. MICHAS Alexis P. Michas	Director	March 18, 2003

By:	/s/ MICHAEL C. RUETTGERS Michael C. Ruettgers	Director	March 18, 2003

By:	/s/ DR. VICKI L. SATO Dr. Vicki L. Sato	Director	March 18, 2003

By:	/s/ GABRIEL SCHMERGEL Gabriel Schmergel	Director	March 18, 2003

By:	/s/ KENTON J. SICCHITANO Kenton J. Sicchitano	Director	March 18, 2003

By:	/s/ GREGORY L. SUMME Gregory L. Summe	Director	March 18, 2003

By:	/s/ G. ROBERT TOD G. Robert Tod	Director	March 18, 2003

CERTIFICATIONS

I, Gregory L. Summe, certify that:

1. I have reviewed this annual report on Form 10-K of PerkinElmer, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GREGORY L. SUMME

Gregory L. Summe
Chairman of the Board,
Chief Executive Officer and President

Date: March 18, 2003

I, Robert F. Friel, certify that:

1. I have reviewed this annual report on Form 10-K of PerkinElmer, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT F. FRIEL

Robert F. Friel
Senior Vice President and Chief Financial Officer

Date: March 18, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

3.1	PerkinElmer, Inc.’s Restated Articles of Organization were filed with the Commission on August 15, 2001 as Exhibit 3.1 to the our quarterly report on Form 10-Q and are herein incorporated by reference.
3.2	PerkinElmer, Inc.’s By-Laws as amended and restated by the Board of Directors on April 27, 1999 were filed with the Commission on March 28, 2000 as Exhibit 3.3 to our annual report on Form 10-K for the fiscal year ended January 2, 2000 and are herein incorporated by reference.
4.1	Specimen Certificate of PerkinElmer Inc.’s Common Stock, $1 par value, was filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.
4.2	Form of Indenture dated June 28,1995 between PerkinElmer, Inc. and the First National Bank of Boston, as Trustee, was filed with the Commission as Exhibit 4.1 to our registration statement on Form S-3, File No. 33-59675 and is herein incorporated by reference.
4.3	Form of Senior Indenture, dated August 7, 2000, between PerkinElmer, Inc. and Bank One Trust Company, N.A., as Trustee, was filed with the Commission as Exhibit 4.1 to our registration statement on Form S-3, File No. 333-71069, and is incorporated herein by reference.
4.4	Form of Supplemental Indenture, dated August 7, 2000, between PerkinElmer, Inc. and Bank One Trust Company, N.A. (successor to The First National Bank of Chicago), as Trustee, was filed with the Commission on August 4, 2000 as Exhibit 4.1 to our current report on Form 8-K, and is incorporated herein by reference.
4.5	Amended and Restated Rights Agreement dated as of January 30, 2001 between PerkinElmer, Inc. and Mellon Investor Services LLC, as Rights Agent, was filed with the Commission on March 26, 2001 as Exhibit 4.5 to our annual report on Form 10-K and is herein incorporated by reference.
4.6	First Supplemental Indenture dated as of December 13, 2002 between PerkinElmer, Inc. and State Street Bank and Trust Company, was filed with the Commission on December 27, 2002 as Exhibit 4.1 to our current report on Form 8-K, and is incorporated herein by reference.
4.7	Indenture dated as of December 26, 2002 among PerkinElmer, Inc., as Issuer, Applied Surface Technology, Inc., CCS Packard, Inc., Carl Consumable Products, LLC, Lumen Technologies, Inc., NEN Life Sciences, Inc., Packard Bioscience Company, Packard Instrument Company, Inc., PerkinElmer Instruments LLC, PerkinElmer Labworks, Inc., PerkinElmer Life Sciences, Inc., PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc., PerkinElmer Holdings, Inc., PerkinElmer Automotive Research, Inc., as Guarantors, and State Street Bank and Trust Company, as Trustee, is attached hereto as Exhibit 4.7.
4.8	Registration Rights Agreement dated as of December 26, 2002 among PerkinElmer, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and SG Cowen Securities Corporation is attached hereto as Exhibit 4.8.
10.1	PerkinElmer, Inc.’s Supplemental Executive Retirement Plan revised as of April 19, 1995 was filed as Exhibit 10.1 to our annual report on Form 10-K for the fiscal year ended December 31, 1995, and is herein incorporated by reference.
10.2	PerkinElmer, Inc.’s 1999 Incentive Plan was filed with the Commission on April 2, 1999 as Exhibit B to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.
10.3	$415,00,000 Credit Agreement dated as of December 26, 2002 among PerkinElmer, Inc., as Borrower, the Several Lenders from Time to Time Parties thereto, Merrill Lynch & Co., Merrill, Lynch, Pierce, Fenner and Smith
Incorporated, as Arranger, Merrill Lynch Caital Corporation, as Syndication Agent, Societe Generale, as Documentation Agent, and Bank of America, N.A., as Administrative Agent, is attached hereto as Exhibit 10.3.
10.4	Letter agreement dated as of December 13, 2002 between PerkinElmer, Inc. and John Engel is attached hereto as Exhibit 10.4.

Exhibit
Number	Exhibit Name

10.5	Employment Contracts:
(1) Employment Contract between PerkinElmer, Inc. and Gregory L. Summe dated January 8, 1998, as amended by an amendment dated November 5, 1999, was filed with the Commission on March 28, 2000 as Exhibit 10.5(a) to our annual report on Form 10-K for the fiscal year ended January 2, 2000 and is herein incorporated by reference. Said contract was further amended by a Second Amendment dated March 3, 2000 which was filed with the Commission on March 26, 2001 as Exhibit 10.5(a) to our annual report on Form 10-K and is herein incorporated by reference.
(2) Employment Contract between PerkinElmer, Inc. and Robert F. Friel dated November 18, 1999 was filed with the Commission on March 26, 2001 as Exhibit 10.5(b) to our annual report on Form 10-K and is herein incorporated by reference.
(3) Employment contract between Terrance L. Carlson and PerkinElmer, Inc. dated June 1, 1999.
(4) Employment contract between Richard F. Walsh and PerkinElmer, Inc. dated July 29, 1999.
(5) Employment contract between Jeffrey D. Capello and PerkinElmer, Inc. dated April 29, 2002.
(6) Employment contract between John P. Murphy and PerkinElmer, Inc. dated July 11, 2001.
(7) Employment contract between Peter B. Coggins and PerkinElmer, Inc. dated July 15, 2002.
(8) Employment contract between Robert A. Barrett and PerkinElmer, Inc. dated October 29, 2002.
The employment contract between Robert F. Friel and PerkinElmer, Inc. is representative of the employment contracts of the executive officers listed in numbers 3 through and including 8.
10.6	PerkinElmer, Inc.’s 1982 Incentive Stock Plan Option was filed as Exhibit 4(v) to our registration statement on Form S-8, File No. 33-36082 and is herein incorporated by reference.
10.7	PerkinElmer, Inc.’s 1992 Stock Option Plan was filed as Exhibit 4(vi) to our registration statement on Form S-8, File No. 333-32059 and is herein incorporated by reference.
10.8	PerkinElmer, Inc.’s 1998 Employee Stock Purchase Plan was filed with the Commission on March 30, 1999 as Exhibit 10.8 to our annual report on Form 10-K and is herein incorporated by reference.
10.9	Form of Multi-Year Stock Option Grant given by PerkinElmer, Inc. to each of Messrs. Summe, Friel, Walsh and Carlson on April 25, 2001 was filed with the Commission on March 28, 2002 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference.
10.10	Form of Multi-Year Stock Option Grant given by PerkinElmer, Inc. to John Engel on April 25, 2001 was filed with the Commission on March 28, 2002 as Exhibit 10.10 to our annual report on Form 10-K and is herein incorporated by reference.
10.11	PerkinElmer, Inc.’s 2001 Incentive Plan was filed with the Commission on March 12, 2001 as Appendix B to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.
10.12	Receivables Sale Agreement dated as December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sale Agreement”) was filed with the Commission on March 29, 2002 as Exhibit 10.12 to the Company’s Annual Report on Form 10-K and is herein incorporated by reference. The First Amendment to the Receivables Sales Agreement dated as of June 28, 2002 is attached hereto as Exhibit 10.12(a). The Second Amendment to the Receivables Sales Agreement dated as of October 7, 2002 is attached hereto as Exhibit 10.12(b). The Third Amendment to the Receivables Sales Agreement dated as of December 20, 2002 is attached hereto as Exhibit 10.12(c). The Fourth Amendment to the Receivables Sales Agreement dated as of January 31, 2003 is attached hereto as Exhibit 10.12(d).

Exhibit
Number	Exhibit Name

10.13	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer was filed with the Commission on March 28, 2002 as Exhibit 10.13 to our annual report on Form 10-K and is herein incorporated by reference.
10.14	PerkinElmer, Inc.’s Life Sciences Incentive Plan is attached hereto as Exhibit 10.14.
10.15	PerkinElmer, Inc.’s 1999 Vivid Technologies Equity Incentive Plan is attached hereto as Exhibit 10.15.
10.16	Form of Stock Restriction Agreement dated January 16, 2002 between PerkinElmer, Inc. and each of Gregory L. Summe, for 50,000 shares of common stock, Terrance L. Carlson, for 20,000 shares of common stock, Robert F. Friel, for 30,000 shares of common stock, and Richard F. Walsh, for 20,000 shares of common stock, was filed with the Commission on May 15, 2002 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. Each of the Stock Restriction Agreements was amended by an amendment dated October 24, 2002, a form of which is attached hereto as Exhibit 10.16. These Stock Restriction Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than for cause.
10.17	Form of Stock Restriction Agreement dated January 2, 2002 between PerkinElmer, Inc. and each of Gregory L. Summe, for 100,000 shares of common stock, Terrance L. Carlson, for 20,000 shares of common stock, Robert F. Friel, for 20,000 shares of common stock, and Richard F. Walsh, for 20,000 shares of common stock, is attached hereto as Exhibit 10.17. These Stock Restriction Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than for cause.
10.18	Stock Restriction Agreement dated July 15, 2002 between PerkinElmer, Inc. and Peter B. Coggins for 20,000 shares of common stock is attached hereto as Exhibit 10.18(a). Stock Restriction Agreement dated July 15, 2002 between PerkinElmer, Inc. and Mr. Coggins for 10,000 shares of common stock is attached hereto as Exhibit 10.18(b).
21	Subsidiaries of PerkinElmer, Inc. is attached hereto as Exhibit 21.
23	Consent of Independent Public Accountants (appears on Independent Auditors’ Consent page).
24	Power of Attorney (appears on Power of Attorney page).
99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 99.1.