Form 10-Q
period 2003-03-30
PERKINELMER INC
filed 2003-05-14
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

or

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

      Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒          No ☐

      Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2003

Common Stock, $1 par value	126,111,865
(Excluding treasury shares)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PERKINELMER, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Acquisitions and Divestitures
Formation of Our Life and Analytical Sciences Business
Discussion of Consolidated Results of Continuing Operations
Reporting Segment Results of Continuing Operations
Liquidity and Capital Resources
Critical Accounting Policies, Commitments and Certain Other Matters
Forward-Looking Information and Factors Affecting Future Performance
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
EXHIBIT INDEX
EX-99.1 SECTION 906 CERTIFICATION

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Three Months Ended

	March 30,	March 31,
	2003	2002

	(In thousands except
	per share data)
	(Unaudited)
Sales	$358,449	$346,293
Cost of sales	219,280	220,563
Research and development expenses	20,852	21,807
Selling, general and administrative expenses	92,879	107,720
Restructuring charges, net	(445)	9,224
Gains on dispositions	(580)	(5,216)
Amortization of intangible assets	7,195	7,092

Operating income (loss) from continuing operations	19,268	(14,897)
Other expense, net	14,347	13,628

Income (loss) from continuing operations before income taxes	4,921	(28,525)
Provision (benefit) for income taxes	1,599	(7,866)

Income (loss) from continuing operations	3,322	(20,659)
Loss from discontinued operations, net of income taxes	(960)	(8,901)

Net income (loss) before effect of accounting change	2,362	(29,560)
Effect of accounting change, net of income taxes	—	(117,800)

Net income (loss)	$2,362	$(147,360)

Basic and diluted earnings (loss) per share:
Continuing operations	$0.03	$(0.17)
Loss from discontinued operations, net of income taxes	(0.01)	(0.07)

Net income (loss) before effect of accounting change	0.02	(0.24)
Effect of accounting change, net of income tax	—	(0.94)

Net income (loss)	$0.02	$(1.18)

Weighted average shares of common stock outstanding:
Basic	125,649	124,864
Diluted	126,375	124,864
Cash dividends per common share	$0.07	$0.07

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 30,	December 29,
	2003	2002

	(Unaudited)

	(In thousands except
	share and per share data)
Current assets:
Cash and cash equivalents	$129,777	$130,615
Cash held in escrow	154,463	186,483
Accounts receivable, net	272,070	304,647
Inventories	205,543	205,455
Other current assets	154,432	152,137
Current assets of discontinued operations	12,030	12,006

Total current assets	928,315	991,343

Property, plant and equipment:
At cost	606,406	598,048
Accumulated depreciation	(308,100)	(294,026)

Net property, plant and equipment	298,306	304,022
Investments	12,999	14,298
Intangible assets	1,435,466	1,439,774
Other assets	74,125	83,835
Long-term assets of discontinued operations	3,523	2,967

Total assets	$2,752,734	$2,836,239

Current liabilities:
Short-term debt	$161,066	$191,491
Accounts payable	132,683	146,290
Accrued restructuring costs and integration costs	36,057	40,748
Accrued expenses	296,522	316,427
Current liabilities of discontinued operations	1,165	2,718

Total current liabilities	627,493	697,674
Long-term debt	599,272	614,053
Long-term liabilities	265,342	270,031
Long-term liabilities of discontinued operations	2,068	2,137
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $1 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value, authorized 300,000,000 shares; issued 145,101,000 shares; and 126,089,000 and 125,854,000 outstanding at March 30, 2003 and December 29, 2002	145,101	145,101
Capital in excess of par value	679,921	679,929
Unearned compensation	(5,190)	(5,890)
Retained earnings	648,595	655,066
Accumulated other comprehensive loss	(20,211)	(31,865)
Cost of shares held in treasury — 19,261,000 shares at March 30, 2003 and 19,247,000 shares at December 29, 2002	(189,657)	(189,997)

Total stockholders’ equity	1,258,559	1,252,344

Total liabilities and stockholders’ equity	$2,752,734	$2,836,239

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 30,	March 31,
	2003	2002

	(In thousands)
	(Unaudited)
Operating activities:
Net income (loss)	$2,362	$(147,360)
Add net loss from discontinued operations	960	8,901
Add effect of accounting change, net of income taxes	—	117,800

Income (loss) from continuing operations	3,322	(20,659)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used) in continuing operations:
Stock-based compensation	700	1,203
Amortization of debt discount and issuance costs	2,354	5,216
Depreciation and amortization	18,801	19,192
Gains on dispositions and sales of investments, net	(580)	(5,109)
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable	37,342	17,527
Inventories	1,406	14,764
Accounts payable	(14,710)	1,187
Accrued restructuring costs	(4,557)	(23,047)
Accrued expenses and other	(21,173)	(44,401)

Net cash provided by (used in) operating activities from continuing operations	22,905	(34,127)
Net cash provided by operating activities from discontinued operations	1,164	3,039

Net cash provided by (used in) operating activities	24,069	(31,088)
Investing activities:
Cash withdrawn from escrow to repay debt	32,509	—
Capital expenditures	(3,461)	(16,525)
Proceeds from dispositions of property, plant and equipment, net	—	19,455
Settlement of disposition of businesses, net	(575)	(2,397)
Proceeds (cost) of acquisitions, net of cash acquired	2,126	(17,480)
Proceeds from sale of investments	—	1,709

Net cash provided by (used in) investing activities from continuing operations	30,599	(15,238)
Net cash used in investing activities from discontinued operations	—	(3,570)

Net cash provided by (used in) investing activities	30,599	(18,808)
Financing activities:
Payment of debt issuance costs	(1,356)	—
Prepayment of zero coupon convertible notes	(32,509)	—
Prepayment of term loan debt	(15,000)	—
Prepayment of short-term debt	—	(123,683)
Increase in commercial paper borrowings	—	219,000
Increase (decrease) in other credit facilities	211	(4,996)
Proceeds from issuance of common stock	—	6,674
Purchases of common stock	—	(5,804)
Cash dividends	(8,833)	(8,793)

Net cash (used in) provided by financing activities	(57,487)	82,398

Effect of exchange rate changes on cash and cash equivalents	1,981	(311)

Net (decrease) increase in cash and cash equivalents	(838)	32,191
Cash and cash equivalents at beginning of period	130,615	138,250

Cash and cash equivalents at end of period	$129,777	$170,441

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

      The consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report for the fiscal year ended December 29, 2002, filed on Form 10-K with the SEC (the “2002 Form 10-K”). The balance sheet amounts at December 29, 2002 in this report were extracted from the Company’s audited 2002 financial statements included in the 2002 Form 10-K. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 30, 2003 and March 31, 2002 are not necessarily indicative of the results for the entire fiscal year.

(2) Gains on Dispositions

      During the first quarter of 2003, the Company recognized a $0.3 million net gain from the sale of a building, and a previously deferred $0.3 million gain from the sale of a business. During the first quarter of 2002, the Company sold three buildings that resulted in a net gain of $4.4 million on proceeds received of approximately $19.5 million and recognized $0.8 million in gains from a sale that was previously deferred.

(3) Restructuring Charges

      As discussed more fully in the Company’s 2002 Form 10-K, the Company has undertaken a series of restructuring actions. The principal actions associated with these plans related to a workforce reduction and overhead reductions resulting from continued reorganization activities, including the closure of certain manufacturing and selling facilities. Details of these plans are discussed more fully in the Company’s 2002 Form 10-K.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the components of the Company’s restructuring plans and related accrual activity recorded for the quarter ended March 30, 2003.

		Abandonment
		of Excess	Total Cash	Asset
	Severance	Facilities	Charges	Writedown	Total

	(In thousands)
2001 Restructuring Plans
Balance at December 29, 2002	$3,975	$100	$4,075	$—	$4,075
Amounts paid or incurred	(1,274)	(47)	(1,321)	(54)	(1,375)
Changes in estimates	(645)	—	(645)	—	(645)

Balance at March 30, 2003	2,056	53	2,109	(54)	2,055
2002 Restructuring Plans
Balance at December 29, 2002	21,991	3,513	25,504	2,483	27,987
Amounts paid or incurred	(2,599)		(2,599)		(2,599)
Changes in estimates	200	—	200	—	200

Balance at March 30, 2003	19,592	3,513	23,105	2,483	25,588

Balance at March 30, 2003	$21,648	$3,566	$25,214	$2,429	$27,643

      The majority of the actions remaining at March 30, 2003 are expected to be settled in 2003, with the exception of European pension and severance obligations as well as lease obligations which may extend beyond 2003.

      In addition, as discussed in the Company’s 2002 Form 10-K, there have been integration reserves established relating primarily to the acquisition of Packard BioScience. The following table summarizes the activity in this reserve for the first quarter of 2003:

(In millions)
Accrued integration costs at December 29, 2002	$8.7
Amounts paid in Q1 2003	(0.3)

Accrued integration cost at March 30, 2003	$8.4

      The Company expects these amounts to be paid during the remainder of 2003.

(4) Inventories

      Inventories consisted of the following:

	March 30,	December 29,
	2003	2002

	(In thousands)
Raw materials	$86,492	$92,319
Work in progress	20,957	38,841
Finished goods	98,094	74,295

Total Inventories	$205,543	$205,455

(5) Debt

      Zero Coupon Convertible Debentures. In 2002, the Company completed a tender offer to purchase any and all of the outstanding zero coupon convertible debentures. The Company repurchased $205.6 million in

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate accreted amount of its zero coupon convertible debentures in the tender offer. In the first quarter of 2003, the Company repurchased an additional $32.5 million of accreted value of its outstanding zero coupon convertible debentures in open market transactions. Under the terms of the Company’s senior secured credit facility, the Company is required to redeem all of the zero coupon convertible debentures remaining outstanding in August 2003. The Company intends to repurchase all of the remaining $155 million in aggregate accreted amount at March 30, 2003 of its zero coupon convertible debentures through either or both of (1) open-market purchases, privately negotiated transactions and other repurchases and (2) redemption in accordance with the terms of the zero coupon convertible debentures in August 2003. An amount approximately equal to the accreted value of the outstanding debentures, totaling approximately $155 million, was held in escrow for this purpose as of March 30, 2003. Accordingly, the zero coupon convertible debentures have been reported as a current liability in the consolidated balance sheet at March 30, 2003.

(6) Earnings Per Share

      Basic earnings per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus all potentially dilutive common shares outstanding, primarily shares issuable upon the exercise of stock options using the treasury stock method. For the three months ended March 31, 2002, potentially dilutive securities were excluded from the calculation of weighted-average shares outstanding because of their anti-dilutive effect due to the net loss during the period. The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended

	March 30,	March 31,
	2003	2002

	(In thousands)
Number of common shares — basic	125,649	124,864
Effect of dilutive securities:
Stock options and employee stock purchase plan	236	—
Restricted stock	490	—

Number of common shares — diluted	126,375	124,864

(7) Comprehensive Income (Loss)

      Comprehensive income (loss) consisted of the following:

	Three Months Ended

	March 30,	March 31,
	2003	2002

	(In thousands)
Net income (loss)	$2,362	$(147,360)
Other comprehensive income (loss):
Foreign currency translation adjustments	11,324	(3,995)
Unrealized loss on derivatives, net of tax	—	(131)
Unrealized gains (losses) on securities, net of tax	330	(222)

	11,654	(4,348)

Comprehensive income (loss)	$14,016	$(151,708)

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of accumulated other comprehensive loss were as follows:

	March 30,	December 29,
	2003	2002

	(In thousands)
Foreign currency translation adjustments	$(15,247)	$(26,571)
Minimum liability of pension	(3,928)	(3,928)
Unrealized losses on securities	(1,036)	(1,366)

Accumulated other comprehensive (loss)	$(20,211)	$(31,865)

(8) Industry Segment Information

      The Company’s continuing operations are classified into four reportable segments which reflect the Company’s management and structure under three strategic business units. The four reportable segments are Life Sciences, Analytical Instruments, Optoelectronics and Fluid Sciences. The accounting policies of the reportable segments are the same as those described in Note 1 of the 2002 Form 10-K. The Company evaluates the performance of its reportable segments based on operating profit. Intersegment sales and transfers are not significant.

      Sales and operating profit (loss) by segment for the three months ended March 30, 2003 and March 31, 2002 are shown in the table below:

	March 30,	March 31,
	2003	2002

	(In thousands)
Life Sciences
Sales	$103,931	$116,838
Operating loss	(421)	(977)
Analytical Instruments
Sales	128,269	115,472
Operating profit	12,043	8,758
Optoelectronics
Sales	83,302	69,349
Operating profit (loss)	8,704	(22,600)
Fluid Sciences
Sales	42,947	44,634
Operating profit	2,380	3,411
Other
Sales	—	—
Operating loss	(3,438)	(3,489)
Continuing Operations
Sales	$358,449	$346,293
Operating profit (loss)	19,268	(14,897)

(9) Discontinued Operations

      During June 2002, the Company approved separate plans to shut down its Telecommunications Component business and sell its Entertainment Lighting business as part of its continued efforts to focus on higher growth opportunities. The results of these businesses were previously reported as part of the

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Optoelectronics reporting segment. The Company has accounted for these businesses as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”) and, accordingly, has presented the results of operations and related cash flows of these businesses as discontinued operations for all periods presented. The assets and liabilities of these disposal groups have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying Consolidated Balance Sheets.

      During June 2002, the Company completed the sale of its Security and Detection Systems business. In the first quarter of 2002 the Company accounted for its Security and Detection Systems business as a discontinued operation in accordance with APB 30.

      Summary operating results of the discontinued operations of the Entertainment Lighting business for the three months ended March 30, 2003 and the Security and Detection Systems and the Telecommunications Component businesses for the three months ended March 31, 2002, were as follows:

	Three Months Ended

	March 30,	March 31,
	2003	2002

	(In thousands)
Sales	$2,100	$84,681
Costs and expenses	3,534	91,264

Operating (loss) income from discontinued operations	(1,434)	(6,583)
Other income (expense), net	5	(4,113)

Operating loss from discontinued operations before income taxes	(1,429)	(10,696)
Benefit for income taxes	(469)	(1,795)

Loss from discontinued operations, net of taxes	$(960)	$(8,901)

(10) Stock-Based Compensation

      The Company has issued restricted stock to certain employees and has reflected the fair value of these awards as unearned compensation until the restrictions are released and the compensation is earned.

      As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. At March 30, 2003, the Company had three stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended

	March 30,	March 31,
	2003	2002

	(In thousands, except per
	share data)
Net income (loss)	$2,362	$(147,360)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	455	782
Deduct: Total stock-based employee compensation expense determined under fair market value method for all awards, net of related tax effects	(6,426)	(6,069)

Pro forma net loss	$(3,609)	$(152,647)

Earnings (loss) per share:
Basic — as reported	$0.02	$(1.18)
Basic — pro forma	$(0.03)	$(1.22)
Diluted — as reported	$0.02	$(1.18)
Diluted — pro forma	$(0.03)	$(1.22)

(11) Goodwill and Intangible Assets

      In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets (“SFAS No. 142”), the Company is required to test goodwill for impairment at the reporting unit level upon initial adoption and at least annually thereafter. As part of the Company’s on-going compliance with SFAS No. 142, the Company, assisted by independent valuation consultants, completed its annual assessment of goodwill using a measurement date of January 1, 2003. The results of this annual assessment did not result in an impairment charge.

      Intangible asset balances at March 30, 2003 and December 29, 2002 were as follows:

	Period Ended

	March 30,	December 29,
	2003	2002

	(In thousands)
Patents	$96,468	$96,342
Less: Accumulated depreciation	(21,741)	(19,901)

Net patents	74,727	76,441
Licenses	45,903	46,537
Less: Accumulated depreciation	(7,885)	(7,134)

Net licenses	38,018	39,403
Core technology	208,667	208,692
Less: Accumulated depreciation	(35,145)	(30,478)

Net core technology	173,522	178,214

Net amortizable intangible assets	286,267	294,058
Non-amortizable intangible assets	183,397	183,397
Net goodwill	965,802	962,319

Total Intangible Assets	$1,435,466	$1,439,774

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Warranty Reserves

      The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. A summary of warranty reserve activity for the quarter ended March 30, 2003 is as follows:

(In thousands)
Balance at December 29, 2002	$ 9,809
Provision	1,143
Charges	(663)
Other	(60)

Balance at March 30, 2003	$10,229

(13) Guarantor Financial Information

      On December 26, 2002, the Company issued $300 million in aggregate principal amount of 8 7/8% Notes (the “8 7/8 Notes”) due 2013 by means of an offering memorandum to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended. The Company’s payment obligations under the 8 7/8% Notes are guaranteed by some of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). Such guarantee is full and unconditional. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, income statement, balance sheet and statements of cash flow information for the Company (“Parent Company Only”), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

Consolidating Income Statement

	Three Months Ended March 30, 2003

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)
	(In thousands)
Sales	$51,830	$137,199	$184,243	$(14,823)	$358,449
Cost of sales	40,802	82,765	110,536	(14,823)	219,280
Selling, general and administrative expenses	8,486	35,339	49,054	—	92,879
Research and development expenses	978	12,041	7,833	—	20,852
Other operating (income) expense, net	(1,759)	6,136	1,793	—	6,170

Operating income (loss) from continuing operations	3,323	918	15,027	—	19,268
Other expenses (income) net	10,249	10,969	(6,871)	—	14,347

(Loss) income from continuing operations before income taxes	(6,926)	(10,051)	21,898	—	4,921
(Benefit) provision for income taxes	(1,180)	(1,744)	4,523	—	1,599

Income (loss) from continuing operations	(5,746)	(8,307)	17,375	—	3,322
Equity earnings (loss) from subsidiaries, net of tax	9,068	17,375	—	(26,443)	—
Loss from discontinued operations, net of income taxes	(960)	—	—	—	(960)

Net income (loss)	$2,362	$9,068	$17,375	$(26,443)	$2,362

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Income Statement

	Three Months Ended March 31, 2002

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)
	(In thousands)
Sales	$53,652	$143,186	$166,460	$(17,005)	$346,293
Cost of sales	39,325	100,984	97,259	(17,005)	220,563
Selling, general and administrative expenses	11,508	50,651	45,584	(23)	107,720
Research and development expenses	1,067	13,314	7,426	—	21,807
Other operating (income) expense, net	337	12,859	(2,096)	—	11,100

Operating income (loss) from continuing operations	1,415	(34,622)	18,287	23	(14,897)
Other expenses (income) net	(2,405)	14,923	1,087	23	13,628

(Loss) income from continuing operations before income taxes	3,820	(49,545)	17,200	—	(28,525)
(Benefit) provision for income taxes	1,201	(15,567)	6,500	—	(7,866)

Income (loss) from continuing operations	2,619	(33,978)	10,700	—	(20,659)
Equity earnings (loss) from subsidiaries, net of tax	(134,178)	(41,172)	—	175,350	—
Loss from discontinued operations, net of income taxes	(8,901)	—	—	—	(8,901)

Income (loss) before effect of accounting change	(140,460)	(75,150)	10,700	175,350	(29,560)
Effect of accounting change, net of income taxes	(6,900)	(59,028)	(51,872)	—	(117,800)

Net (loss) income	$(147,360)	$(134,178)	$(41,172)	$175,350	$(147,360)

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

	March 30, 2003

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)
	(In thousands)
Current assets:
Cash and cash equivalents	$22,033	$878	$106,866	$—	$129,777
Cash held in escrow	154,463	—	—	—	154,463
Accounts receivable, net	31,807	44,349	195,914	—	272,070
Inventories	22,890	93,822	88,831	—	205,543
Other current assets	92,644	33,847	27,941	—	154,432
Current assets of discontinued operations	12,030	—	—	—	12,030

Total current assets	335,867	172,896	419,552	—	928,315
Property, plant and equipment, net	35,387	168,961	93,958	—	298,306
Investments	8,593	1,493	2,913	—	12,999
Intangible assets	29,881	1,111,854	293,731	—	1,435,466
Intercompany receivable/(payable), net	(385,900)	189,135	196,765	—	—
Investment in subsidiaries	2,135,634	729,430	—	(2,865,064)	—
Other assets	61,817	3,761	8,547	—	74,125
Long-term assets of discontinued operations	3,523	—	—	—	3,523

Total assets	$2,224,802	$2,377,530	$1,015,466	$(2,865,064)	$2,752,734

Current liabilities:
Short-term debt	$158,438	$—	$2,628	$—	$161,066
Accounts payable	19,380	49,696	63,607	—	132,683
Accrued restructuring and integration costs	—	22,450	13,607	—	36,057
Accrued expenses	142,101	69,840	84,581	—	296,522
Current liabilities of discontinued operations	1,165	—	—	—	1,165

Total current liabilities	321,084	141,986	164,423	—	627,493
Long-term debt	599,266	—	6	—	599,272
Long-term liabilities	43,825	99,910	121,607	—	265,342
Long-term liabilities of discontinued operations	2,068	—	—	—	2,068
Total stockholders’ equity	1,258,559	2,135,634	729,430	(2,865,064)	1,258,559

Total liabilities and stockholders’ equity	$2,224,802	$2,377,530	$1,015,466	$(2,865,064)	$2,752,734

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

	December 29, 2002

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Current assets:
Cash and cash equivalents	$27,745	$6,981	$95,889	$—	$130,615
Cash held in escrow	186,483	—	—	—	186,483
Accounts receivable, net	33,188	57,486	213,973	—	304,647
Inventories	22,042	91,354	92,059	—	205,455
Other current assets	87,876	32,637	31,624	—	152,137
Current assets of discontinued operations	12,006	—	—	—	12,006

Total current assets	369,340	188,458	433,545	—	991,343

Property, plant and equipment, net	36,760	170,183	97,079	—	304,022
Investments	10,485	1,494	2,319	—	14,298
Intangible assets	7,280	1,143,243	289,251	—	1,439,774
Intercompany receivable/ (payable), net	(358,144)	135,482	222,662	—	0
Investment in subsidiaries	2,123,065	762,110	—	(2,885,175)	0
Other assets	67,743	5,488	10,604	—	83,835
Long-term assets of discontinued operations	2,967	—	—	—	2,967

Total assets	$2,259,496	$2,406,458	$1,055,460	$(2,885,175)	$2,836,239

Current liabilities:
Short-term debt	$189,640	$—	$1,851	$—	$191,491
Accounts payable	21,294	59,326	65,670	—	146,290
Accrued restructuring and integration costs	3,719	22,910	14,119	—	40,748
Accrued expenses	127,614	95,287	93,526	—	316,427
Current liabilities of discontinued operations	2,718	—	—	—	2,718

Total current liabilities	344,985	177,523	175,166	—	697,674
Long-term debt	614,053	—	—	—	614,053
Long-term liabilities	45,977	105,870	118,184	—	270,031
Long-term liabilities of discontinued operations	2,137	—	—	—	2,137
Total stockholders’ equity	1,252,344	2,123,065	762,110	(2,885,175)	1,252,344

Total liabilities and stockholders’ equity	$2,259,496	$2,406,458	$1,055,460	$(2,884,755)	$2,836,239

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Cash Flow Statement

	Three Months Ended March 30, 2003

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Operating Activities
Net cash provided by (used in) continuing operating activities	$17,851	$(4,508)	$9,562	—	$22,905
Net cash provided by discontinued operating activities	1,164	—	—	—	1,164

Net cash provided by (used in) operating activities	19,015	(4,508)	9,562	—	24,069
Investing Activities
Cash withdrawn from escrow	32,509	—	—	—	32,509
Capital expenditures	(525)	(1,595)	(1,341)	—	(3,461)
Proceeds from dispositions of businesses	(575)	—	—	—	(575)
Cost of acquisitions, net of cash acquired	2,126	—	—	—	2,126

Net cash (used in) provided by investing activities	33,535	(1,595)	(1,341)	—	30,599
Financing Activities
Payment of indebtedness	(47,509)	—	—	—	(47,509)
Other debt (decreases) increases	(564)	—	775	—	211
Payment of debt issuance costs	(1,356)	—	—	—	(1,356)
Cash dividends	(8,833)	—	—	—	(8,833)

Net cash (used in) provided by financing activities	(58,262)	—	775	—	(57,487)

Effect of exchange rates on cash and cash equivalents	—	—	1,981	—	1,981

Net increase (decrease) in cash and cash equivalents	(5,712)	(6,103)	10,977		(838)
Cash and cash equivalents, beginning of period	27,745	6,981	95,889	—	130,615

Cash and cash equivalents, end of period	$22,033	$878	$106,866		$129,777

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Cash Flow Statement

	Three Months Ended March 31, 2002

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)
	(In thousands)
Operating Activities
Net cash (used in) provided by continuing operating activities	$(69,206)	$6,895	$28,184	—	$(34,127)
Net cash provided by discontinued operating activities	3,039	—	—	—	3,039

Net cash provided by (used in) operating activities	(66,167)	6,895	28,184	—	(31,088)
Investing Activities
Capital expenditures	(2,229)	(6,495)	(7,801)	—	(16,525)
Settlement of dispositions of businesses	(2,397)	—	—	—	(2,397)
Proceeds from the disposition of property, plant and equipment	—	—	19,455	—	19,455
Cost of acquisitions, net of cash acquired	(17,480)	—	—	—	(17,480)
Proceeds from the sale of investments, net	1,709	—	—	—	1,709

Net cash (used in) provided by continuing operations from investing activities	(20,397)	(6,495)	11,654		(15,238)
Net cash used in discontinued operations investing activities	(3,570)	—	—	—	(3,570)

Net cash (used in) provided by investing activities	(23,967)	(6,495)	11,654		(18,808)
Financing Activities
Prepayment of short-term debt	(123,683)	—	—	—	(123,683)
Increase in commercial paper borrowings	219,000	—	—	—	219,000
Other debt decreases	(1,646)	—	(3,350)	—	(4,996)
Purchases of common stock	(5,804)	—	—	—	(5,804)
Proceeds from issuance of common stock	6,674	—	—	—	6,674
Cash dividends	(8,793)	—	—	—	(8,793)

Net cash provided by (used in) financing activities	85,748		(3,350)	—	82,398

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(311)	—	(311)

Net increase (decrease) in cash and cash equivalents	(4,386)	400	36,177		32,191
Cash and cash equivalents, beginning of period	18,831	1,565	117,854	—	138,250

Cash and cash equivalents, end of period	$14,445	$1,965	$154,031		$170,441

(14) Recently Issued Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating, but has not yet determined the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has considered the requirements of FIN 46 in respect of its accounts receivable securitization facility and does not believe that the adoption of FIN 46 will have a material effect on its results of operations or financial condition.

(15) Contingencies

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

      In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $7.0 million as of March 30, 2003, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to ten years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company’s financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the potential exposure is not expected to be materially different than the amounts recorded.

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

Formation of Our Life and Analytical Sciences Business

      During the fourth quarter of 2002, we combined our Life Sciences and Analytical Instruments business units into a new integrated business named Life and Analytical Sciences. We combined our Life Sciences and Analytical Instruments businesses to improve our operational scale, which we believe will enable us to better serve our customers and more fully capitalize on the strengths of the businesses’ sales, service and research and development organizations. Our Life and Analytical Sciences business unit continues to comprise two reporting segments for the periods presented in this quarterly report on Form 10-Q. In connection with the formation of our Life and Analytical Sciences business unit and expected near-term pressure on capital expenditures within certain key end markets, we recorded in 2002 a $26.0 million restructuring charge to reflect workforce reductions, facility closures and contract terminations that we expect to make. We expect many of these actions to occur over the remainder of 2003. The combination of these businesses will require changes to our organizational structure, processes and systems during 2003. We are targeting annualized pre-tax cost savings from the combination of between $30.0 million and $45.0 million beginning in 2004, with interim pre-tax cost savings of between $12.0 million and $25.0 million in 2003. We cannot assure you that we will achieve any of these cost savings.

Discussion of Consolidated Results of Continuing Operations

Sales

      Sales for the first quarter of 2003 were $358.5 million versus $346.3 million for the first quarter of 2002, an increase of $12.2 million or 4%. The increase in first quarter of 2003 over the first quarter of 2002 was due primarily to the increase in sales within certain key end markets and favorable changes in foreign exchange rates related primarily to the European currencies. Key end markets contributing to the quarter over quarter increase included the digital imaging, sensors and ultra-specialty lighting markets within our Optoelectronics reporting segment, environmental applications and pharmaceutical QA/ QC served by our Analytical Instruments reporting segment and genetic screening within our Life Sciences reporting segment. These increases were partially offset by decreased sales within the pharmaceutical research and development markets within our Life Sciences reporting segment and decreased sales to the aerospace market within our Fluid Sciences reporting segment.

Cost of Sales

      Cost of sales for the first quarter of 2003 was $219.3 million versus $220.6 million for the first quarter 2002, a decrease of $1.3 million or 0.6%. As a percentage of sales, cost of sales decreased to 61% in 2003 from 64% in the 2002. The first quarter of 2002 included a $17.0 million inventory adjustment within our Optoelectronics business and $1.5 million related to the amortization of the write-up associated with Packard inventory. Factors that adversely affected first quarter of 2003 margins in comparison with to the first quarter of 2002 include unfavorable changes in product mix from the sale of lower margin instruments and decreased production and lower capacity utilization as a result of lower sales volume in our Life Sciences business leading to unabsorbed manufacturing overhead expenses during the quarter.

Research and Development Expenses

      Research and development expenses for the first quarter of 2003 were $20.9 million versus $21.8 million in the first quarter 2002, a decrease of approximately $1.0 million or 4%. As a percentage of sales, research and development expenses remained unchanged at approximately 6% in the first quarter of 2003 from the first quarter of 2002. We directed research and development efforts during both periods primarily toward drug discovery tools and genetic screening applications as well as biopharmaceutical end markets within the Life Sciences and Analytical Instruments reporting segments and biomedical end markets within the Optoelectronics reporting segment. We expect to continue to direct our research and development effort towards the health sciences end markets.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the first quarter of 2003 were $92.9 million versus $107.7 million for the first quarter of 2002, a decrease of $14.8 million or 14%. As a percentage of sales, selling, general and administrative expenses decreased to 26% in the first quarter of 2003 from 31% in the first quarter of 2002. The decrease was primarily driven by headcount reductions and increased focus on cost controls in fiscal 2003. First quarter of 2002 also included approximately $3.2 million in integration charges related to the Packard acquisition.

Gains on Dispositions

      Gains on dispositions resulted in a net gain of $0.6 million in the first quarter of 2003 versus a net gain of $5.2 million in the first quarter of 2002. Gains on dispositions in the first quarter of 2003 included a $0.3 million net gain from the sale of a building, and a $0.3 million gain from the sale of a business previously deferred. Gains on dispositions in the first quarter of 2002 included $4.4 million from sales of facilities and $0.8 million from post closing adjustments relating to the sale of our Instruments for Research and Applied Sciences business, formerly part of our Analytical Instruments reporting segment.

Other Expense, Net

      Other expense, net for the first quarter 2003 was $14.3 million versus $13.6 million for the first quarter 2002, an increase of $0.7 million or 5%. The increase in other expense, net was due to increased interest expense related primarily to higher interest rates associated with our debt restructuring in December 2002, offset by expenses in the first quarter of 2002 associated with our early redemption of the $118 million in aggregate principal amount of senior subordinated notes we assumed in our acquisition of Packard BioScience Company. Other expense primarily includes our financing related costs.

Benefit/ Provision for Income Taxes

      The provision for income taxes was $1.6 million for the first quarter of 2003 versus a benefit of $7.9 million for the first quarter of 2002. The effective tax rate was 32.5% during the first quarter or 2003 compared to a rate or 28% in the first quarter of 2002. The difference in the effective tax rate is primarily attributable to changes in taxable income recognized in the various tax jurisdictions in which we operate.

     Effect of Accounting Change

      We adopted SFAS No. 142 as of the beginning of fiscal 2002 and have accordingly ceased the amortization of goodwill and indefinite-lived intangible assets. During the second quarter of 2002, we completed our transitional implementation of the impairment of testing provisions of SFAS No. 142, which resulted in a $117.8 million after-tax charge for goodwill associated with the lighting reporting unit within our Optoelectronics business unit. In accordance with the provisions of SFAS No. 142, we have taken this charge as the effect of an accounting change as of the beginning of fiscal 2002. In addition, as part of our on-going compliance with SFAS No. 142, we, assisted by our independent valuation consultants, completed our annual assessment of goodwill using a measurement date of January 1, 2003. The results of this annual assessment did not result in an impairment charge.

Reporting Segment Results of Continuing Operations

      We report our continuing operations as four reporting segments, reflecting our management methodology and structure. Our Security and Detection Systems business previously reported as part of our Analytical Instruments reporting segment, and our Telecommunications Component business, have been reflected as a discontinued operation in our consolidated financial statements for the first quarter of 2002, prior to their sale and abandonment in June 2002, and Entertainment Lighting business, previously reported as part of our Optoelectronics reporting segment, has been reflected as discontinued operations in our consolidated financial statements for the first quarter of 2003 and the first quarter of 2002. The accounting policies of our reporting segments are the same as those described in our 2002 Form 10-K. We evaluate performance based on profitability of the respective reporting segments. The discussion that follows is a summary analysis of the material changes in operating results by reporting segment for the three months ended March 30, 2003 versus the three months ended March 31, 2002.

Life Sciences

      Sales for the first quarter of 2003 were $103.9 million versus $116.8 million for the first quarter of 2002, a decrease of $12.9 million or 11%. Revenue for the first quarter decreased compared to the first quarter last year primarily due to the decline in sales of drug discovery instruments due to softness within the pharmaceutical research and development end markets. This decline was partially offset by the continued strength in our genetic screening business, growth in our reagents sales and favorable changes in the foreign exchange rates, related primarily to the European currencies.

      Operating loss for the first quarter 2003 was $0.4 million versus a loss of $1.0 million for the first quarter 2002. The quarter over quarter decrease in operating loss was attributable to lower selling, general and administrative expense in the first quarter of 2003 due to current and prior year restructuring, integration and reorganization-related activities, offset to some extent by reduced profits on lower sales and lower margin products in 2003. Amortization of intangibles was $5.3 million and $5.5 million in the first quarter of 2003 and 2002, respectively.

Analytical Instruments

      Sales for the first quarter 2003 were $128.3 million versus $115.5 million for the first quarter 2002, an increase of $12.8 million or 11%. Sales for the first quarter of 2003 increased compared to the first quarter last year primarily due to an increase in product sales for environmental applications and pharmaceutical QA/ QC and favorable changes in foreign exchange rates related primarily to the European currencies.

      Operating profit for the first quarter of 2003 was $12.0 million versus $8.8 million for the first quarter 2002, an increase of $3.2 million or 36%. The quarter over quarter increase reflects increased profit from higher sales volume, favorable changes in foreign exchange rates and lower selling, general and administrative expense in the first quarter of 2003 due to current and prior year restructuring, integration and reorganization-related activities. Amortization of intangibles was $1.1 million in both the first quarter of 2003 and 2002.

Optoelectronics

      Sales for the first quarter 2003 were $83.3 million versus $69.3 million for the first quarter 2002, an increase of $14.0 million or 20%. The increase in sales in the first quarter 2003 was due primarily to increased sales to the biomedical and industrial end markets of digital imaging, sensors, and lighting products.

      Operating profit for the first quarter of 2003 was $8.7 million versus an operating loss of $22.6 million for first quarter of 2002, an increase of $31.3 million or 139%. The increase in operating profit was due primarily to higher capacity utilization, the impact of headcount reductions and a $17.0 million inventory adjustment taken in the first quarter 2002. Amortization of intangibles was $0.3 million in both the first quarter of 2003 and 2002.

Fluid Sciences

      Sales for the first quarter of 2003 were $ 42.9 million versus $44.6 million for the first quarter of 2002, a decrease of $1.7 million or 4%. The decrease in sales was primarily due to declines in sales to the aerospace end and lubricant testing markets, offset by growth in the semiconductor assembly business.

      Operating profit for the first quarter of 2003 was $2.4 million versus $3.4 million for the first quarter of 2002, a decrease of $1.0 million or 30%. The decrease in operating profit was due primarily to the decline in sales and a lower product margin mix in the semiconductor assembly business offset by start up costs associated with our operations in Asia in the first quarter of 2002. Amortization of intangibles was $0.4 million and $0.2 million in the first quarter of 2003 and 2002, respectively.

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

      Principal factors that could affect the availability of our internally generated funds include:

•	deterioration of sales due to weakness in markets in which we sell our products and services,

•	changes in our working capital requirements, and

•	our ability to repatriate cash balances from our foreign subsidiaries in a cost efficient manner for use in settling domestic obligations.

      Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in our borrowing arrangements,

•	a ratings downgrade, which would limit our ability to borrow under our accounts receivable facility and our overall access to the corporate debt market, and

•	volatility in the markets for corporate debt.

      Operating Activities. Net cash generated by continuing operations operating activities was $22.9 million in the first quarter of 2003 versus net cash used of $34.1 million in the first quarter of 2002. The quarter over quarter increase was primarily attributable to our net income from operations coupled with significant incremental collections of accounts receivable and lower accrued restructuring costs and other expenses.

      Contributing to the generation of cash from operating activities in the first quarter was a decrease in working capital, which includes accounts receivable, inventory and accounts payable, of $24 million, including our obligations under our accounts receivable securitization facility and the favorable change in foreign exchange rates. Non-cash items contributing to the net cash generated during the quarter primarily consisted of $18.8 million in depreciation and amortization charges and $2.4 million in amortization of deferred debt discount and issuance costs. Cash outlays for accrued expenses and restructuring costs totaled $25.7 million during the first quarter of 2003, primarily as the result of payments toward restructuring plans, the timing of tax payments and payroll and other obligations.

      Investing Activities. In the first quarter of 2003, our investing activities provided $30.6 million of cash, including $32.5 million of cash withdrawn from escrow to repay debt to retire a portion of our outstanding zero coupon convertible debentures. In the first quarter of 2003, we made capital expenditures of $3.5 million mainly in the areas of tooling and process improvement for the drug discovery tools business and other products for biopharmaceutical applications. We also received $2.1 million of net proceeds associated with acquisitions related primarily to a tax refund in connection with our 2001 acquisition of Packard.

      Financing Activities. In the first quarter of 2003, our financing activities used $57.5 million of cash. Included in this amount is $32.5 million of cash used to prepay a portion of our outstanding zero coupon convertible debentures for which we have approximately $155 million of cash remaining in escrow at March 30, 2003. Debt reductions in the first quarter of 2003 also included $15.0 million of cash used to repay a portion of our term loan. In addition, during the first quarter of 2003, we paid $8.8 million in dividends and $1.4 million in fees associated with debt issuance costs.

Borrowing Arrangements

      Senior Secured Credit Facility. In 2002, we entered into a new senior credit facility. This facility comprises a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. This credit facility is secured primarily by a substantial portion of our and our subsidiaries’ domestic assets.

      The interest rates under the senior credit facility applicable to the term loan and to the revolving credit facility are determined as a margin over either the Eurodollar rate or the base rate. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The applicable margin for the term loan is 400 basis points for the Eurodollar rate and 300 basis points for the base rate. The applicable margin for the revolving credit facility is determined based upon our leverage ratio for the prior quarter. We may allocate all or a portion of our indebtedness under the senior credit facility to interest based upon the margin over the Eurodollar rate or the base rate. At March 30, 2003, the Eurodollar rate was approximately 130 basis points and the base rate was 425 basis points. The term loan is repayable in nominal quarterly installments until December 2007, and thereafter in four equal quarterly installments until December 2008. The revolving credit facility is available to us through December 2007 for our working capital needs. At March 30, 2003 we had no outstanding principal balance under the revolving credit facility.

      Our senior credit facility contains covenants that require us to maintain specific financial ratios, including:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio,

•	a maximum senior leverage ratio, and

•	a maximum total leverage ratio.

      As of March 2003, we amended the financial definitions in our senior credit facility to more accurately reflect our understanding with the lenders. As of March 30, 2003, we were in compliance with all applicable covenants.

      8 7/8% Notes. In 2002, we issued and sold ten-year senior subordinated notes at a rate of 8 7/8% with a face value of $300.0 million. We received $297.5 million in gross proceeds from the issuance. The debt, which matures in January 2013, is unsecured, but is guaranteed by substantially all of our domestic subsidiaries. Interest on our 8 7/8% notes is payable semi-annually on January 15 and July 15, beginning July 15, 2003. If a change of control occurs, each holder of 8 7/8% notes may require us to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued interest. Before January 15, 2006, we may redeem up to 35% of the aggregate principal amount of our 8 7/8% notes with the net proceeds of specified public equity offerings at 108.875% of the principal amount of the notes, plus accrued interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem some or all of our 8 7/8% notes at any time on or after January 15, 2008, at a redemption price of 104.438%. The redemption price decreases to 102.958% on January 15, 2009, to 101.479% on January 15, 2010 and to 100% on January 15, 2011. The debt is subordinated to our new senior credit facility and other existing and future senior subordinated indebtedness. Our 8 7/8% notes contain financial and other covenants. Most of these covenants terminate if the notes obtain an investment grade rating by Standard & Poor’s Rating Services and Moody’s Investors Service. At March 30, 2003, we were in compliance with all applicable covenants.

      Zero Coupon Convertible Debentures. During 2002, we repurchased $106.5 million of our zero coupon convertible debentures in open market transactions, recognizing a gain of $8.4 million in the process. As part of our December 2002 debt refinancing transactions, we commenced an offer to purchase any and all of our existing zero coupon convertible debentures. In December 2002, we completed the tender offer and repurchased $205.6 million in aggregate accreted amount of the issue. In the first quarter of 2003, the

Company repurchased an additional $32.5 million of accreted value of its outstanding zero coupon convertible debentures in open market transactions. Under the terms of our senior credit facility, we are required to redeem all of the zero coupon debentures remaining outstanding in August 2003. We intend to repurchase all of the remaining $155 million in aggregate accreted amount at March 30, 2003 of our zero coupon convertible debentures through either or both of (1) open-market purchases, privately negotiated transactions and other repurchases and (2) redemption in accordance with the terms of the zero coupon debentures in August 2003. An amount approximately equal to the accreted value of the outstanding debentures, totaling approximately $155 million, was held in escrow for this purpose as of March 30, 2003. Accordingly, the zero coupon convertible debentures have been reported as a current liability in the consolidated balance sheet at March 30, 2003. To the extent our aggregated accreted amount exceeds our escrow balance on the redemption date we expect to use available cash to satisfy our obligations on the zero coupon convertible debentures in excess of the escrow amount.

      6.8% Notes. As part of our 2002 debt refinancing transactions, we initiated a tender offer for all of the outstanding 6.8% notes. In December 2002, we had completed the tender offer and repurchased all but $4.7 million of these notes. We paid consent payments pursuant to a consent solicitation we made concurrently with the tender offer. The consent solicitation eliminated substantially all of the restrictive covenants contained in the indenture governing our 6.8% notes. We may from time to time repurchase outstanding 6.8% notes through open market purchases, privately negotiated transactions or otherwise.

Receivables Securitization Facility

      In December 2001, we established a wholly owned consolidated subsidiary to purchase, on a revolving basis, certain of our accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. Amounts funded by the counterparty under this facility were $40.0 million at March 30, 2003 and $29.0 million at December 29, 2002. The facility includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At March 30, 2003, we had a senior unsecured credit rating of BB+ with a stable outlook from Standard & Poor’s Rating Services, and of Ba2 with a stable outlook from Moody’s Investors Service. In January 2003, we entered into an agreement to extend the term of our accounts receivable securitization facility to January 31, 2004.

Dividends

      Our Board of Directors declared regular quarterly cash dividends of seven cents per share in the first quarter of 2003 and 2002. Our senior credit facility and the indenture governing our outstanding 8 7/8% senior subordinated notes contain restrictions that may limit our ability to pay our regular cash dividend.

Critical Accounting Policies, Commitments and Certain Other Matters

      In our 2002 Form 10-K, we identify our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, loss provisions on doubtful accounts, valuation of long-lived assets, intangibles, including assets and goodwill, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes. We considered the disclosure requirements of Financial Release (“FR”) 60 regarding critical accounting policies and concluded that nothing materially changed during the quarter March 30, 2003 that would warrant further disclosure under this release. We considered the disclosure requirements of FR-61 regarding liquidity and capital resources, trading activities and related party/certain other disclosures and concluded that nothing materially changed during the quarter ended March 30, 2003, outside of the repurchase of a portion of the Company’s zero coupon convertible debentures discussed in Note 5 to the Financial Statements, that would warrant further disclosure under this release.

Forward-Looking Information and Factors Affecting Future Performance

      This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this report that are not statements of historical fact are deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change. You should not rely on our forward-looking statements as representing our views as of any date subsequent to the date of this report. There are a number of important factors that could cause our actual results to differ materially from those indicated by our forward-looking statements including, among others, the factors set forth below.

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

      Many of our products are used by our customers to develop, test and manufacture their products. Therefore, we must anticipate industry trends and develop products in advance of the commercialization of our customers’ products. In developing new products, we may be required to make significant investments before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers’ needs and future activities, we may invest heavily in research, and development of products that do not lead to significant sales.

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

      We have a substantial amount of outstanding indebtedness. As of March 30, 2003, we had approximately $760.3 million in outstanding indebtedness including $155 million in outstanding zero coupon debentures, excluding obligations under our accounts receivable securitization facility. In addition, we have $100 million revolving credit facility. As of March 30, 2003 we had no outstanding principal balance under this revolving credit facility.

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

      Our ability to satisfy our obligations, and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet these obligations or to successfully execute our business strategy. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, seek additional financing or equity capital, restructure or refinance our debt or sell assets. We may not be able to obtain additional financing or to refinance existing debt or to sell assets on terms acceptable to us or at all.

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

      Our senior credit facility and the indenture relating to our 8 7/8% notes contain, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company, including restrictions on our ability and the ability of our subsidiaries to:

•	incur additional indebtedness,

•	pay dividends on, redeem or repurchase our capital stock,

•	make investments,

•	create liens,

•	sell assets,

•	in the case of our restricted subsidiaries, incur obligations that restrict their ability to make dividend or other payments to us,

•	in the case of our restricted subsidiaries, guarantee or secure indebtedness,

•	enter into transactions with affiliates,

•	create unrestricted subsidiaries, and

•	consolidate, merge or transfer all, or substantially all, of our assets and the assets of our subsidiaries on a consolidated basis.

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

      Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented 64% of our total sales for the quarter ended March 30, 2003 and 66% of our total sales in the fiscal year ended December 29, 2002. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

      Our licenses typically subject us to various economic and commercial obligations. If we fail to comply with these obligations we could lose important rights under a license, such as the right to exclusivity in a market. In some cases, we could lose all rights under the license. In addition, rights granted under the license could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent, or a third party could obtain a patent that curtails our freedom to operate under one or more licenses.

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

      As of March 30, 2003, our total assets included $1.4 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. These assets have historically been amortized on a straight-line basis over their estimated useful lives. In connection with our adoption of SFAS No. 142, we discontinued the amortization of goodwill and indefinite lived intangible assets beginning in fiscal 2002. Instead, we will test these items, at a minimum, on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned.

      During the second quarter of 2002, we completed our transitional implementation of the impairment testing provisions of SFAS No. 142, which resulted in a $117.8 million before-and-after-tax charge for goodwill associated with our lighting business. In accordance with the provisions of SFAS No. 142, we took this charge as the effect of an accounting change as of the beginning of fiscal 2002. In addition, as part of our ongoing compliance with SFAS No. 142, the Company, assisted by independent valuation consultants, completed our annual assessment of goodwill using a measurement date of January 1, 2003. The results of this annual assessment did not result in an impairment charge.

      Future impairment testing may result in additional intangible asset write-offs, which could adversely affect our results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risks

      Financial Instruments: Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of March 30, 2003.

      In the ordinary course of business, we enter into foreign exchange contracts for periods consistent with our committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include inter-company and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity and are recorded at fair value on the consolidated balance sheet. Credit risk is minimal as the foreign exchange instruments are contracted with major banking institutions. Unrealized gains and losses on our foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive income in the accompanying consolidated balance sheet. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Effectiveness of these cash flow hedges is measured utilizing the cumulative dollar offset method and is reviewed quarterly. For the three month period ended March 30, 2003, we did not enter into any cash flow hedges. The notional amount of the outstanding foreign currency contracts was approximately $122 million at March 30, 2003. At March 30, 2003 approximate fair value for foreign currency derivative instruments designated as fair value hedges was zero.

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

      Value-At-Risk: The Company utilizes a Value-at-Risk (“VAR”) model to determine the maximum potential loss in the fair value of its interest rate and foreign exchange sensitive derivative financial instruments within a 95% confidence interval. The Company’s computation was based on the interrelationships between movements in interest rates and foreign currencies. These interrelationships were determined by observing historical interest rate and foreign currency market changes over corresponding periods. The assets and liabilities, firm commitments and anticipated transactions, which are hedged by derivative financial instruments, were excluded from the model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VAR computation. The Company’s computations are based on the Monte Carlo simulation. The VAR model is a risk analysis tool and does not purport to represent actual gains or losses in fair value that will be incurred by the Company. The Company does not anticipate any material changes to the VAR model’s estimated maximum loss in market value as discussed in the 2002 Form 10-K.

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

      (a) Evaluation of disclosure controls and procedures. Based on their evaluations as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and are operating in an effective manner.

      (b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.     OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fiscal quarter ended March 30, 2003. The sole matter submitted to a vote of the stockholders at the 2003 Annual Meeting of Stockholders of the Company held on April 22, 2003 was the election of the eight nominees for director named below. Each nominee was elected for a term of one year by the requisite vote of the stockholders. The number of shares of common stock outstanding and eligible to vote as of the record date for the meeting, February 21, 2003, was 126,089,364. Set forth below is the number of votes cast for or withheld with respect to each nominee for director.

      Proposal #1 — To elect a Board of Directors for the ensuing year.

	For	Withheld

Erickson, T.J.	106,389,673	3,863,560
Lopardo, N.A.	105,582,546	4,670,687
Michas, A.P.	108,293,158	1,960,075
Sato, V.L.	109,079,910	1,173,323
Schmergel, G.	108,319,080	1,934,153
Sicchitano, K.J.	105,636,592	4,616,641
Summe, G.L.	106,289,161	3,964,072
Todd, G.R.	106,387,163	3,866,070

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10.1	Amendment No. 1 to Credit Agreement, dated as of April 1, 2003, to the Credit Agreement, dated as of December 26, 2002, by and among PerkinElmer, Inc., as Borrower, the Several Lenders from time to time Parties to such Credit Agreement, Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, as Arranger, Merrill Lynch Capital Corporation, as Syndication Agent, Societe Generale, as Documentation Agent, and Bank of America, N.A., as Administrative Agent, was filed as Exhibit 10.2 to PerkinElmer, Inc.’s Registration Statement on Form S-4, File No. 333-104351, and is herein incorporated by reference.
10.2*	Amendment No. 2 to Credit Agreement, dated as of April 23, 2003, to the Credit Agreement, dated as of December 26, 2002, by and among PerkinElmer, Inc., as Borrower, the Several Lenders from time to time Parties to such Credit Agreement, Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, as Arranger, Merrill Lynch Capital Corporation, as Syndication Agent, Societe Generale, as Documentation Agent, and Bank of America, N.A., as Administrative Agent, was filed as Exhibit 10.3 to PerkinElmer, Inc.’s Registration Statement on Form S-4, File No. 333-104351, and is herein incorporated by reference.
10.3	Fifth Amendment, dated as of March 26, 2003, to the Receivables Sale Agreement, dated December 21, 2001, by and among PerkinElmer Receivables Company, as Seller, PerkinElmer, Inc., as Initial Collection Agent, the Committed Purchasers, Windmill Funding Corporation, and ABN AMRO Bank N.V., as agent for the Purchasers, was filed as Exhibit 10.4 to PerkinElmer, Inc.’s Registration Statement on Form S-4, File No. 333-104351, and is herein incorporated by reference.
10.4	First Amendment, dated as of March 26, 2003 to the Purchase and Sale Agreement, dated as of December 21, 2001, by and among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectornics SC, Inc., PerkinElmer Canada, Inc., PerkinElmer Receivables Company, Applied Surface Technology, Inc., and PerkinElmer Automotive Research, Inc. was filed as Exhibit 10.5 to PerkinElmer, Inc.’s Registration Statement on Form S-4, File No. 333-104351, and is herein incorporated by reference.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 99.1.

*	Confidential treatment requested for selected portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.

      (b) Reports on Form 8-K

      We reported the sole Current Report on Form 8-K that we filed during the quarter ended March 30, 2003 in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ ROBERT F. FRIEL

Robert F. Friel
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 14, 2003

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

Date: May 14, 2003

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

/s/ ROBERT F. FRIEL

Robert F. Friel
Senior Vice President and Chief Financial Officer

Date: May 14, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

10.1	Amendment No. 1 to Credit Agreement, dated as of April 1, 2003, to the Credit Agreement, dated as of December 26, 2002, by and among PerkinElmer, Inc., as Borrower, the Several Lenders from time to time Parties to such Credit Agreement, Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, as Arranger, Merrill Lynch Capital Corporation, as Syndication Agent, Societe Generale, as Documentation Agent, and Bank of America, N.A., as Administrative Agent, was filed as Exhibit 10.2 to PerkinElmer, Inc.’s Registration Statement on Form S-4, File No. 333-104351, and is herein incorporated by reference.
10.2	Amendment No. 2 to Credit Agreement, dated as of April 23, 2003, to the Credit Agreement, dated as of December 26, 2002, by and among PerkinElmer, Inc., as Borrower, the Several Lenders from time to time Parties to such Credit Agreement, Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, as Arranger, Merrill Lynch Capital Corporation, as Syndication Agent, Societe Generale, as Documentation Agent, and Bank of America, N.A., as Administrative Agent, was filed as Exhibit 10.3 to PerkinElmer, Inc.’s Registration Statement on Form S-4, File No. 333-104351, and is herein incorporated by reference.
10.3	Fifth Amendment, dated as of March 26, 2003, to the Receivables Sale Agreement, dated December 21, 2001, by and among PerkinElmer Receivables Company, as Seller, PerkinElmer, Inc., as Initial Collection Agent, the Committed Purchasers, Windmill Funding Corporation, and ABN AMRO Bank N.V., as agent for the Purchasers, was filed as Exhibit 10.4 to PerkinElmer, Inc.’s Registration Statement on Form S-4, File No. 333-104351, and is herein incorporated by reference.
10.4	First Amendment, dated as of March 26, 2003 to the Purchase and Sale Agreement, dated as of December 21, 2001, by and among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectornics SC, Inc., PerkinElmer Canada, Inc., PerkinElmer Receivables Company, Applied Surface Technology, Inc., and PerkinElmer Automotive Research, Inc. was filed as Exhibit 10.5 to PerkinElmer, Inc.’s Registration Statement on Form S-4, File No. 333-104351, and is herein incorporated by reference.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 99.1.

*	Confidential treatment requested for selected portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.