Form 10-Q
period 2003-06-29
PERKINELMER INC
filed 2003-08-13
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at August 8, 2003

Common Stock, $1 par value per share	126,733,117
(Excluding treasury shares)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED INCOME STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Segment Results of Operations
Acquisitions and Divestitures
Liquidity and Capital Resources
Critical Accounting Policies, Commitments and Certain Other Matters
Forward-Looking Information and Factors Affecting Future Performance
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX
Ex-31.1 Certification of Chief Executive Officer
Ex-31.2 Certification of Chief Financial Officer
Ex-32.1 Sect. 906 Certification of the CEO & CFO

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

	(In thousands except		(In thousands except
	per share data)		per share data)

	(Unaudited)
Sales	$377,124	$383,096	$735,573	$729,389
Cost of sales	224,540	223,198	443,820	443,761
Research and development expenses	21,877	22,603	42,729	44,410
Selling, general and administrative expenses	97,477	112,829	190,356	220,549
Restructuring (reversals) charges, net	(2,728)	—	(3,173)	9,224
Gains on dispositions	(1,108)	—	(1,688)	(5,216)
Amortization of intangible assets	7,043	7,057	14,238	14,149

Operating income from continuing operations	30,023	17,409	49,291	2,512
Interest and other expense, net	14,160	8,422	28,507	22,050

Income (loss) from continuing operations before income taxes	15,863	8,987	20,784	(19,538)
Provision (benefit) for income taxes	5,155	2,912	6,754	(4,954)

Income (loss) from continuing operations	10,708	6,075	14,030	(14,584)
Loss from discontinued operations, net of income taxes	(617)	(4,205)	(1,597)	(13,106)
Loss on disposition of discontinued operations, net of income taxes	(1,693)	(10,966)	(1,673)	(10,966)

Net income (loss) before effect of accounting change	8,398	(9,096)	10,760	(38,656)
Effect of accounting change, net of income taxes	—	—	—	(117,800)
Net income (loss)	$8,398	$(9,096)	$10,760	$(156,456)

Basic earnings (loss) per share:
Continuing operations	$0.09	$0.05	$0.11	$(0.12)
Loss from discontinued operations, net of income tax	—	(0.03)	(0.01)	(0.10)
Loss on disposition of discontinued operations, net of income tax	(0.01)	(0.09)	(0.01)	(0.09)

Net income (loss) before effect of accounting change	0.07	(0.07)	0.09	(0.31)
Effect of accounting change, net of income tax	—	—	—	(0.94)

Net income (loss)	$0.07	$(0.07)	$0.09	$(1.25)

Diluted earnings (loss) per share:
Continuing operations	$0.08	$0.05	$0.11	$(0.12)
Loss from discontinued operations, net of income tax	—	(0.03)	(0.01)	(0.10)
Loss on disposition of discontinued operations, net of income tax	(0.01)	(0.09)	(0.01)	0.09)

Net income (loss) before effect of accounting change	0.07	(0.07)	0.08	(0.31)
Effect of accounting change, net of income tax	—	—	—	(0.94)

Net income (loss)	$0.07	$(0.07)	$0.08	$(1.25)

Weighted average shares of common stock outstanding:
Basic	125,707	124,901	125,678	124,883
Diluted	126,898	125,556	126,636	124,883
Cash dividends per common share	$0.07	$0.07	$0.07	$0.07

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 29,	December 29,
	2003	2002

	(Unaudited)

	(In thousands except
	per share data)
Current assets:
Cash and cash equivalents	$144,623	$130,615
Cash held in escrow	154,865	186,483
Accounts receivable, net	269,820	304,647
Inventories	197,186	205,455
Other current assets	157,802	152,137
Current assets of discontinued operations	11,790	12,006

Total current assets	936,086	991,343

Property, plant and equipment:
At cost	618,935	598,048
Accumulated depreciation	(327,216)	(294,026)

Net property, plant and equipment	291,719	304,022
Investments	11,927	14,298
Intangible assets	1,452,801	1,439,774
Other assets	80,452	83,835
Long-term assets of discontinued operations	2,158	2,967

Total assets	$2,775,143	$2,836,239

Current liabilities:
Short-term debt	$4,791	$5,008
Convertible debt	156,813	186,483
Accounts payable	131,018	146,290
Accrued restructuring costs and integration costs	25,046	40,748
Accrued expenses	303,069	316,427
Current liabilities of discontinued operations	539	2,718

Total current liabilities	621,276	697,674
Long-term debt	584,483	614,053
Long-term liabilities	273,739	270,031
Long-term liabilities of discontinued operations	2,166	2,137
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value per share, authorized 300,000,000 shares; issued 145,101,000 and 126,199,000 and 125,854,000 outstanding at June 29, 2003 and December 29, 2002	145,101	145,101
Capital in excess of par value	678,845	679,929
Unearned compensation	(4,490)	(5,890)
Retained earnings	648,164	655,066
Accumulated other comprehensive income (loss)	10,145	(31,865)
Cost of shares held in treasury — 18,902,000 shares at June 29, 2003 and 19,247,000 shares at December 29, 2002	(184,286)	(189,997)

Total stockholders’ equity	1,293,479	1,252,344

Total liabilities and stockholders’ equity	$2,775,143	$2,836,239

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 29,	June 30,
	2003	2002

	(In thousands)
	(Unaudited)
Operating activities:
Net income (loss)	$10,760	$(156,456)
Add net loss from discontinued operations	3,270	24,072
Add effect of accounting change, net of income taxes	—	117,800

Net income (loss) from continuing operations	14,030	(14,584)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used) in continuing operations:
Restructuring reversals, net of expense	(3,173)	—
Stock-based compensation	1,400	487
Amortization of debt discount and issuance costs	6,179	10,455
Depreciation and amortization	38,544	37,869
Gains on dispositions and sales of investments, net	(1,688)	(5,216)
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable	51,574	26,847
Inventories	15,962	26,357
Accounts payable	(9,196)	(292)
Accrued restructuring costs	(11,183)	(27,052)
Accrued expenses and other	(43,042)	(71,309)

Net cash provided by (used in) operating activities from continuing operations	59,407	(16,438)
Net cash provided by (used in) operating activities from discontinued operations	1,504	(3,045)

Net cash provided by (used in) operating activities	60,911	(19,483)
Investing activities:
Cash withdrawn from escrow to repay debt	32,509	—
Capital expenditures	(8,279)	(26,262)
Proceeds from dispositions of property, plant and equipment, net	3,295	28,058
Settlement of disposition of businesses, net	(866)	90,894
Proceeds (cost) of acquisitions, net of cash acquired	534	(36,308)
Proceeds from sale of investments	—	2,384

Net cash provided by investing activities from continuing operations	27,193	58,766
Net cash used in investing activities from discontinued operations	250	(5,194)

Net cash provided by (used in) investing activities	27,443	53,572
Financing activities:
Payment of debt issuance costs	(1,725)	—
Prepayment of zero coupon convertible notes	(32,509)	—
Prepayment of term loan debt	(30,000)	—
Prepayment of short-term debt	—	(123,683)
Increase (decrease) in other credit facilities	(1,026)	92,202
Proceeds from issuance of common stock	617	13,015
Purchases of common stock	—	(5,925)
Cash dividends	(17,660)	(17,594)

Net cash used in financing activities	(82,303)	(41,985)

Effect of exchange rate changes on cash and cash equivalents	7,957	12,989

Net increase in cash and cash equivalents	14,008	5,093
Cash and cash equivalents at beginning of period	130,615	138,250

Cash and cash equivalents at end of period	$144,623	$143,343

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

      The consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report for the fiscal year ended December 29, 2002, filed on Form 10-K with the SEC (the “2002 Form 10-K”). The balance sheet amounts at December 29, 2002 in this report were derived from the Company’s audited 2002 financial statements included in the 2002 Form 10-K. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the six-months ended June 29, 2003 and June 30, 2002 are not necessarily indicative of the results for the entire fiscal year.

(2) Gains on Dispositions

      During the second quarter of 2003, the Company recognized a $1.1 million net gain from the sales of buildings. During the six months ended June 29, 2003, the Company recognized a $1.4 million net gain from the sales of buildings, and a previously deferred $0.3 million gain from the sale of a business. During the six month period ended June 2002, the Company sold three buildings that resulted in a net gain of $4.4 million on proceeds received of approximately $19.5 million and recognized $0.8 million in previously deferred gains from a sale of a business.

(3) Restructuring Charges

      As discussed more fully in the Company’s 2002 Form 10-K, the Company has undertaken a series of restructuring plans related to the impact of acquisitions, divestitures and the integration of its Life and Analytical Sciences business. The principal actions associated with these plans related to workforce reductions and overhead reductions resulting from reorganization activities, including the closure of certain manufacturing and selling facilities. Details of these plans are discussed more fully in the Company’s 2002 Form 10-K.

      In the quarter ended June 29, 2003, the Company recorded a pre-tax restructuring reversal of $5.7 million relating to its 2002 Restructuring Plans due to higher than expected employee attrition rates in several countries prior to ultimate termination and, accordingly, lower severance costs.

      The Company also recorded an additional pre-tax restructuring charge of $1.2 million relating to its 2001 Restructuring Plans due to higher than expected employee separation costs associated of the closure with its European manufacturing facilities.

      In addition, consistent with the strategic direction of the Company and concurrent with the reevaluation of existing restructuring plans, the Company recorded a pre-tax restructuring charge of $1.7 million during the second quarter of 2003 (the “2003 Restructuring Plan”) in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The principal actions within the 2003 Restructuring Plan related to a workforce reduction resulting from continued reorganization activities within the Life and Analytical Sciences and Optoelectronics businesses.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the components of the Company’s restructuring plans and related accrual activity recorded for the three-month and six-month periods ended June 29, 2003.

		Abandonment
		of Excess	Total Cash	Asset
	Severance	Facilities	Charges	Writedown	Total

	(In thousands)
2001 Restructuring Plans
Balance at December 29, 2002	$3,975	$100	$4,075	$—	$4,075
Amounts paid	(1,328)	(47)	(1,375)	—	(1,375)
Changes in estimates	(645)	—	(645)	—	(645)

Balance at March 30, 2003	2,002	53	2,055	—	2,055
Amounts paid	(849)	—	(849)	—	(849)
Changes in estimates	1,200	—	1,200	—	1,200

Balance at June 29, 2003	2,353	53	2,406	—	2,406
2002 Restructuring Plans
Balance at December 29, 2002	21,991	3,513	25,504	2,483	27,987
Amounts paid	(2,599)		(2,599)		(2,599)
Changes in estimates	200	—	200	—	200

Balance at March 30, 2003	19,592	3,513	23,105	2,483	25,588
Amounts paid or incurred	(3,585)	(198)	(3,783)	(1,560)	(5,343)
Changes in estimates	(5,467)	(200)	(5,667)	—	(5,667)

Balance at June 29, 2003	10,540	3,115	13,655	923	14,578
2003 Restructuring Plan
Balance at March 30, 2003	—	—	—	—	—
Restructuring Charge	1,739	—	1,739	—	1,739
Amount paid	(747)	—	(747)	—	(747)

Balance at June 29, 2003.	992	—	992	—	992

Balance at June 29, 2003	$13,885	$3,168	$17,053	$923	$17,976

      The majority of the actions remaining at June 29, 2003 are expected to be settled in 2003, with the exception of severance obligations which will be paid by the second quarter of 2004 as well as lease obligations which will extend beyond 2003.

      In addition, as discussed in the Company’s 2002 Form 10-K, there have been integration reserves established relating primarily to the acquisition of Packard BioScience (“Packard”). The following table summarizes the activity in this reserve for the three-month and six-month periods ended June 29, 2003:

(In millions)

Accrued integration costs at December 29, 2002	$8.7
Amounts paid	(0.3)

Accrued integration cost at March 30, 2003.	8.4
Amounts paid	(1.3)

Accrued integration cost at June 29, 2003.	$7.1

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company expects these amounts to be paid during the remainder of 2003 with the exception of lease obligations which will extend beyond 2003.

(4) Inventories

      Inventories consisted of the following:

	June 29,	December 29,
	2003	2002

	(In thousands)
Raw materials	$81,383	$92,319
Work in progress	19,380	38,841
Finished goods	96,423	74,295

Total Inventories	$197,186	$205,455

(5) Debt

      In 2002, the Company repurchased an aggregate of $312.1 million of accreted value of its outstanding zero coupon convertible debentures due 2020 in open market purchases and in a December 2002 tender offer. In the six-month period ended June 29, 2003, the Company repurchased an additional $32.5 million of accreted value of its outstanding zero coupon convertible debentures in open market transactions. The Company redeemed the remaining $157.0 million of accreted value of zero coupon debentures on August 7, 2003 in accordance with their terms. Under the terms of the Company’s senior secured credit facility, the Company was required to redeem all of the zero coupon convertible debentures remaining outstanding in August 2003. An amount approximately equal to the accreted value of the outstanding debentures, totaling approximately $154.9 million, was held in escrow as of June 29, 2003. Accordingly, the zero coupon convertible debentures have been reported as a current liability in the June 29, 2003 consolidated balance sheet. As the aggregate accreted amount of zero coupon debentures exceeded the Company’s escrow balance at the date of redemption, the Company used available cash of approximately $2.5 million, together with the escrow amount, to pay the aggregate redemption price on the zero coupon convertible debentures on August 7, 2003.

      As of March 2003, the financial definitions in the senior credit facility were amended to more accurately reflect the Company’s understanding with the lenders.

      During the six-months ended June 29, 2003, the Company prepaid $30 million of the term loan.

(6) Earnings Per Share

      Basic earnings per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus all potentially dilutive

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares outstanding, primarily shares issuable upon the exercise of stock options using the treasury stock method:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

	(In thousands)		(In thousands)
Number of common shares — basic	125,707	124,901	125,678	124,883
Effect of dilutive securities
Stock options and employee stock purchase plan	721	395	478	—
Restricted stock	470	260	480	—

Number of common shares — diluted	126,898	125,556	126,636	124,883

Number of potentially dilutive securities excluded from calculation	13,516	19,491	13,842	20,785

(7) Comprehensive Income (Loss)

      Comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

	(In thousands)		(In thousands)
Net income (loss)	$8,398	$(9,096)	$10,760	$(156,456)
Other comprehensive income (loss):
Foreign currency translation adjustments	29,748	29,872	41,072	25,877
Unrealized losses on derivatives, net of tax	—	(479)	—	(659)
Unrealized gains (losses) on securities, net of tax	608	101	938	(72)

	30,356	29,494	42,010	25,146

Comprehensive income (loss)	$38,754	$20,398	$52,770	$(131,310)

      The components of accumulated other comprehensive income (loss) were as follows:

	June 29,	December 29,
	2003	2002

	(In thousands)
Foreign currency translation adjustments	$14,501	$(26,571)
Minimum pension liability	(3,928)	(3,928)
Unrealized losses on securities	(428)	(1,366)

Accumulated other comprehensive income (loss)	$10,145	$(31,865)

(8) Industry Segment Information

      In the fourth quarter of 2002, the Company announced plans to combine its Life Science and Analytical Instruments businesses into one business, Life and Analytical Sciences, with changes to organizational strategy, processes and systems expected during 2003. In the second quarter of 2003, the Company executed many of these changes including facility integration, management reporting and systems. The two segments have been aggregated into one reporting segment for financial statement purposes as discrete financial information is only available on a combined basis. The three reportable segments reflect the Company’s

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management and structure under three strategic business units (“SBUs”). For comparative purposes the Company has disclosed its Life Science and Analytical Science segments as one reporting segment for all periods presented.

      The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s 2002 Form 10-K. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant. The operating segments and their principal products and services are:

      Life and Analytical Sciences: Provider of drug discovery, genetic screening and chemical analysis tools and instrumentation used in daily applications for scientific research and clinical applications and analytical tools employing technologies such as molecular and atomic spectroscopy, high-pressure liquid chromatography, gas chromatography and thermal analysis.

      Optoelectronics: A broad spectrum of digital imaging, sensor and specialty lighting components to customers in a wide variety of industries, including the biomedical, industrial and consumer products markets.

      Fluid Sciences: Provider of critical sealing and fluid containment products and services for the aerospace, semiconductor and power generation markets, as well as engine lubricant testing services.

      Sales and operating profit (loss) by segment are shown in the table below:

	Three Months Ended		Six Month Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

	(In thousands)		(In thousands)
Life & Analytical Sciences
Sales	$246,032	$252,897	$478,232	$485,207
Operating profit	20,677	12,928	32,299	20,709
Optoelectronics
Sales	89,391	82,774	172,693	152,123
Operating profit (loss)	11,088	4,782	19,792	(17,818)
Fluid Sciences
Sales	41,701	47,425	84,648	92,059
Operating profit	3,133	3,858	5,513	7,269
Other
Sales	—	—	—	—
Operating loss	(4,875)	(4,159)	(8,313)	(7,648)
Continuing Operations
Sales	$377,124	$383,096	$735,573	$729,389
Operating profit (loss)	30,023	17,409	49,291	2,512

(9) Discontinued Operations

      In June 2002, the Company approved separate plans to shut down its Telecommunications Component business and sell its Entertainment Lighting business as part of its continued efforts to focus on higher growth opportunities. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. The Company has accounted for these businesses as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), and, accordingly, has presented the results of operations and related cash flows of these businesses as discontinued operations for all periods presented. The assets and liabilities of these

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disposal groups have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying Consolidated Balance Sheets.

      During June 2003, the Company completed the sale of a significant portion of its Entertainment Lighting business and abandoned the remaining assets. The Company recorded a loss of $2.3 million ($1.7 million net of tax) pursuant to this transaction in the second quarter of 2003 as a loss on the disposition of discontinued operations.

      During June 2002, the Company completed the sale of its Security and Detection Systems business. During the first six months of 2002, the Company accounted for its Security and Detection Systems business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”).

      Summary operating results of the discontinued operations of the Entertainment Lighting business for the three and six months ended June 29, 2003 and the Security and Detection Systems, Entertainment Lighting business and the Telecommunications Component businesses for the three and six months ended June 30, 2002, were as follows:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

	(In thousands)		(In thousands)
Sales	$3,498	$30,263	$5,598	$114,944
Costs and expenses	4,780	15,812	8,314	107,076

Operating (loss) income from discontinued operations	(1,282)	14,451	(2,716)	7,868
Other income (expense), net	325	(21,111)	310	(25,224)

Operating loss from discontinued operations before income taxes	(957)	(6,660)	(2,406)	(17,356)
Benefit for income taxes	(340)	(2,455)	(809)	(4,250)

Loss from discontinued operations, net of taxes	$(617)	$(4,205)	$(1,597)	$(13,106)

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

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three-Months Ended		Six-Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

	(In thousands, except		(In thousands, except per
	per share data)		share data)
Net income (loss)	$8,398	$(9,096)	$10,760	$(156,456)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	455	782	910	1,563
Deduct: Total stock-based employee compensation expense determined under fair market value method for all awards, net of related tax effects	(5,285)	(6,069)	(9,201)	(12,138)

Pro forma net income (loss)	$3,568	$(14,383)	$2,469	$(167,031)

Earnings (loss) per share:
Basic — as reported	$0.07	$(0.07)	$0.09	$(1.25)
Basic — pro forma	$0.03	$(0.12)	$0.02	$(1.34)
Diluted — as reported	$0.07	$(0.07)	$0.08	$(1.25)
Diluted — pro forma	$0.03	$(0.12)	$0.02	$(1.34)

(11) Goodwill and Intangible Assets

      In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets (“SFAS No. 142”), the Company is required to test goodwill for impairment at the reporting unit level upon initial adoption and at least annually thereafter. As part of the Company’s on-going compliance with SFAS No. 142, the Company, assisted by independent valuation consultants, completed its annual assessment of goodwill using a measurement date of January 1, 2003. The results of this annual assessment resulted in no impairment charge. The adoption of SFAS 142 effective January 1, 2002 resulted in an impairment charge of $117.8 million.

      Intangible asset balances at June 29, 2003 and December 29, 2002 were as follows:

	Period Ended

	June 29,	December 29,
	2003	2002

	(In thousands)
Patents	$94,771	$96,342
Less: Accumulated depreciation	(25,095)	(19,901)

Net patents	69,676	76,441
Licenses	48,147	46,537
Less: Accumulated depreciation	(7,798)	(7,134)

Net licenses	40,349	39,403
Core technology	208,642	208,692
Less: Accumulated depreciation	(39,140)	(30,478)

Net core technology	169,502	178,214

Net amortizable intangible assets	279,527	294,058
Non-amortizable intangible assets	183,397	183,397
Net goodwill	989,877	962,319

Total Intangible Assets	$1,452,801	$1,439,774

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Warranty Reserves

      The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. A summary of warranty reserve activity for the three and six months ended June 29, 2003 are as follows:

(In thousands)
Balance at December 29, 2002	$9,809
Provision	1,143
Charges	(663)
Other	(60)

Balance at March 30, 2003	10,229
Provision	1,095
Charges	(983)
Other	259

Balance at June 29, 2003	$10,600

(13) Guarantor Financial Information

      The Company has outstanding $300 million in aggregate principal amount of 8 7/8% Senior Subordinated Notes (the “8 7/8 Notes”) due 2013. The Company’s payment obligations under the 8 7/8% Notes are guaranteed by some of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). Such guarantee is full and unconditional. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, income statement, balance sheet and statements of cash flow information for the Company (“Parent Company Only”), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Income Statement

	Three Months Ended June 29, 2003

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Sales	$53,446	$153,449	$194,245	$(24,016)	$377,124
Cost of sales	42,140	95,718	110,698	(24,016)	224,540
Selling, general and administrative expenses	9,235	39,407	48,835	—	97,477
Research and development expenses	1,117	11,532	9,228	—	21,877
Other operating (income) expense, net	321	5,445	(2,559)	—	3,207

Operating income (loss) from continuing operations	633	1,347	28,043	—	30,023
Interest and other expenses (income) net	9,006	2,904	2,250	—	14,160

(Loss) income from continuing operations before income taxes	(8,373)	(1,557)	25,793	—	15,863
(Benefit) provision for income taxes	(2,301)	(427)	7,883	—	5,155

Income (loss) from continuing operations	(6,072)	(1,130)	17,910	—	10,708
Equity earnings (loss) from subsidiaries, net of tax	16,780	17,910	—	(34,690)	—
Loss from discontinued operations, net of income taxes	(2,310)	—	—	—	(2,310)

Net income (loss)	$8,398	$16,780	$17,910	$(34,690)	$8,398

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Income Statement

	Six Months Ended June 29, 2003

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Sales	$105,276	$290,648	$378,488	$(38,839)	$735,573
Cost of sales	82,942	178,483	221,234	(38,839)	443,820
Selling, general and administrative expenses	17,721	74,746	97,889	—	190,356
Research and development expenses	2,095	23,573	17,061	—	42,729
Other operating (income) expense, net	(1,438)	11,581	(766)	—	9,377

Operating income (loss) from continuing operations	3,956	2,265	43,070	—	49,291
Interest and other expenses (income) net	9,585	13,994	4,928	—	28,507

(Loss) income from continuing operations before income taxes	(5,629)	(11,729)	38,142	—	20,784
(Benefit) provision for income taxes	(1,590)	(3,312)	11,656	—	6,754

Income (loss) from continuing operations	(4,039)	(8,417)	26,486	—	14,030
Equity earnings (loss) from subsidiaries, net of tax	18,069	26,486	—	(44,555)	—
Loss from discontinued operations, net of income taxes	(3,270)	—	—	—	(3,270)

Net income (loss)	$10,760	$18,069	$26,486	$(44,555)	$10,760

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Income Statement

	Three Months Ended June 30, 2002

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Sales	$59,466	$158,024	$181,424	$(15,818)	$383,096
Cost of sales	46,363	96,071	96,582	(15,818)	223,198
Selling, general and administrative expenses	10,204	50,859	51,766	—	112,829
Research and development expenses	1,073	12,840	8,690	—	22,603
Other operating (income) expense, net	566	6,388	103	—	7,057

Operating income (loss) from continuing operations	1,260	(8,134)	24,283	—	17,409
Interest and other expenses (income) net	4,271	4,373	(222)	—	8,422

(Loss) income from continuing operations before income taxes	(3,011)	(12,507)	24,505	—	8,987
(Benefit) provision for income taxes	(832)	(3,456)	7,200	—	2,912

Income (loss) from continuing operations	(2,179)	(9,051)	17,305	—	6,075
Equity earnings (loss) from subsidiaries, net of tax	8,254	17,305	—	(25,559)	—
Loss from discontinued operations, net of income taxes	(15,171)	—	—	—	(15,171)

Net income (loss)	$(9,096)	$8,254	$17,305	$(25,559)	$(9,096)

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Income Statement

	Six Months Ended June 30, 2002

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Sales	$113,118	$301,210	$347,884	$(32,823)	$729,389
Cost of sales	85,688	197,055	193,841	(32,823)	443,761
Selling, general and administrative expenses	21,689	101,510	97,350	—	220,549
Research and development expenses	2,140	26,154	16,116	—	44,410
Other operating (income) expense, net	903	19,247	(1,993)	—	18,157

Operating income (loss) from continuing operations	2,698	(42,756)	42,570	—	2,512
Interest and other expenses (income) net	23	21,363	664	—	22,050

(Loss) income from continuing operations before income taxes	2,675	(64,119)	41,906	—	(19,538)
(Benefit) provision for income taxes	752	(18,019)	12,313	—	(4,954)

Income (loss) from continuing operations	1,923	(46,100)	29,593	—	(14,584)
Equity earnings (loss) from subsidiaries, net of tax	(127,407)	(22,279)	—	149,686	—
Loss from discontinued operations, net of income taxes	(24,072)	—	—	—	(24,072)

Income (loss) before effect of accounting change	(149,556)	(68,379)	29,593	149,686	(38,656)
Effect of accounting change, net of income taxes	(6,900)	(59,028)	(51,872)	—	(117,800)

Net (loss) income	$(156,456)	$(127,407)	$(22,279)	$149,686	$(156,456)

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

	June 29, 2003

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)
	(In thousands)
Current assets:
Cash and cash equivalents	$28,683	$—	$115,940	$—	$144,623
Cash held in escrow	154,865	—	—	—	154,865
Accounts receivable, net	26,765	46,953	196,102	—	269,820
Inventories	21,145	85,460	90,581	—	197,186
Other current assets	94,050	31,781	31,971	—	157,802
Current assets of discontinued operations	11,790	—	—	—	11,790

Total current assets	337,298	164,194	434,594	—	936,086
Property, plant and equipment, net	33,937	164,006	93,776	—	291,719
Investments	8,551	1,494	1,882	—	11,927
Intangible assets	33,230	1,105,295	314,276	—	1,452,801
Intercompany receivable/(payable), net	(969,192)	740,745	228,447	—	—
Investment in subsidiary	2,719,795	780,025	—	(3,499,820)	—
Other assets	64,958	4,873	10,621	—	80,452
Long-term assets of discontinued operations	2,158	—	—	—	2,158

Total assets	$2,230,735	$2,960,632	$1,083,596	$(3,499,820)	$2,775,143

Current liabilities:
Short-term debt	$159,663	$—	$1,941	$—	$161,604
Accounts payable	24,498	42,983	63,537	—	131,018
Accrued restructuring and integration costs	—	20,279	4,767	—	25,046
Accrued expenses	123,465	76,692	102,912	—	303,069
Current liabilities of discontinued operations	539	—	—	—	539

Total current liabilities	308,165	139,954	173,157	—	621,276
Long-term debt	584,483	—	—	—	584,483
Long-term liabilities	42,442	100,883	130,414	—	273,739
Long-term liabilities of discontinued operations	2,166	—	—	—	2,166
Total stockholders’ equity	1,293,479	2,719,795	780,025	(3,499,820)	1,293,479

Total liabilities and stockholders’ equity	$2,230,735	$2,960,632	$1,083,596	$(3,499,820)	$2,775,143

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

	December 29, 2002

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Current assets:
Cash and cash equivalents	$27,745	$6,981	$95,889	$—	$130,615
Cash held in escrow	186,483	—	—	—	186,483
Accounts receivable, net	33,188	57,486	213,973	—	304,647
Inventories	22,042	91,354	92,059	—	205,455
Other current assets	87,876	32,637	31,624	—	152,137
Current assets of discontinued operations	12,006	—	—	—	12,006

Total current assets	369,340	188,458	433,545	—	991,343

Property, plant and equipment, net	36,760	170,183	97,079	—	304,022
Investments	10,485	1,494	2,319	—	14,298
Intangible assets	27,462	1,123,061	289,251	—	1,439,774
Intercompany receivable/ (payable), net	(378,326)	155,664	222,662	—	—
Investment in subsidiary	2,123,065	762,110	—	(2,885,175)	—
Other assets	67,743	5,488	10,604	—	83,835
Long-term assets of discontinued operations	2,967	—	—	—	2,967

Total assets	$2,259,496	$2,406,458	$1,055,460	$(2,885,175)	$2,836,239

Current liabilities:
Short-term debt	$189,640	$—	$1,851	$—	$191,491
Accounts payable	21,294	59,326	65,670	—	146,290
Accrued restructuring and integration costs	3,719	22,910	14,119	—	40,748
Accrued expenses	127,614	95,287	93,526	—	316,427
Current liabilities of discontinued operations	2,718	—	—	—	2,718

Total current liabilities	344,985	177,523	175,166	—	697,674
Long-term debt	614,053	—	—	—	614,053
Long-term liabilities	45,977	105,870	118,184	—	270,031
Long-term liabilities of discontinued operations	2,137	—	—	—	2,137
Total stockholders’ equity	1,252,344	2,123,065	762,110	(2,885,175)	1,252,344

Total liabilities and stockholders’ equity	$2,259,496	$2,406,458	$1,055,460	$(2,885,175)	$2,836,239

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Cash Flow Statement

	Six Months Ended June 29, 2003

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Operating Activities
Net cash provided by (used in) continuing operating activities	$46,797	$(1,777)	$14,387	$—	$59,407
Net cash provided by discontinued operating activities	1,504	—	—	—	1,504

Net cash provided by (used in) operating activities	48,301	(1,777)	14,387	—	60,911
Investing Activities
Cash held in escrow	32,509	—	—	—	32,509
Proceeds from disposition of business, P,P&E, net	3,295	—	—	—	3,295
Capital expenditures	(692)	(5,204)	(2,383)	—	(8,279)
Settlement from dispositions of businesses, net	(866)	—	—	—	(866)
Cost of acquisitions, net of cash acquired	534	—	—	—	534

Net cash (used in) provided by Continuing Operations	34,780	(5,204)	(2,383)	—	27,193
Net cash provided by discontinued operations	250	—	—	—	250

Net cash (used in) provided by investing activities	35,030	(5,204)	(2,383)	—	27,443
Financing Activities
Payment of Zero Coupon Convertible Notes	(32,509)	—	—	—	(32,509)
Payment of term loan debt	(30,000)	—	—	—	(30,000)
Increase (decrease) in other debt facilities	(1,116)	—	90	—	(1,026)
Proceeds from issuance of common stock for employee benefit plans	617	—	—	—	617
Payment of debt issuance costs	(1,725)	—	—	—	(1,725)
Cash dividends	(17,660)	—	—	—	(17,660)

Net cash (used in) provided by financing activities	(82,393)	—	90	—	(82,303)

Effect of exchange rates on cash and cash equivalents	—	—	7,957	—	7,957

Net increase (decrease) in cash and cash equivalents	938	(6,981)	20,051	—	14,008
Cash and cash equivalents, beginning of period	27,745	6,981	95,889	—	130,615

Cash and cash equivalents, end of period	$28,683	$—	$115,940	$—	$144,623

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Cash Flow Statement

	Six Months Ended June 30, 2002

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Operating Activities
Net cash (used in) provided by continuing operating activities	$(26,420)	$16,550	$(6,568)	$—	$(16,438)
Net cash provided by discontinued operating activities	(3,045)	—	—	—	(3,045)

Net cash provided by (used in) operating activities	(29,465)	16,550	(6,568)	—	(19,483)
Investing Activities
Capital expenditures	(3,192)	(13,521)	(9,549)	—	(26,262)
Settlement of dispositions of businesses	90,894	—	—	—	90,894
Proceeds from the disposition of property, plant and equipment	—	—	28,058	—	28,058
Cost of acquisitions, net of cash acquired	(36,308)	—	—	—	(36,308)
Proceeds from the sale of investments, net	2,384	—	—	—	2,384

Net cash (used in) provided by continuing operations from investing activities	53,778	(13,521)	18,509		58,766
Net cash used in discontinued operations investing activities	(5,194)	—	—	—	(5,194)

Net cash (used in) provided by investing activities	48,584	(13,521)	18,509		53,572
Financing Activities
Prepayment of short-term debt	(123,683)	—	—	—	(123,683)
Increase (decrease) in other debt facilities	98,278	—	(6,076)	—	92,202
Purchases of common stock	(5,925)	—	—	—	(5,925)
Proceeds from issuance of common stock	13,015	—	—	—	13,015
Cash dividends	(17,594)	—	—	—	(17,594)

Net cash provided by (used in) financing activities	(35,909)	—	(6,076)	—	(41,985)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	12,989	—	12,989

Net increase (decrease) in cash and cash equivalents	(16,790)	3,029	18,854		5,093
Cash and cash equivalents, beginning of period	18,831	1,565	117,854	—	138,250

Cash and cash equivalents, end of period	$2,041	$4,594	$136,708	$—	$143,343

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Recently Issued Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in the third quarter of 2003 and thereafter. The Company does not believe that the adoption of EITF Issue No. 00-21 will have a material effect on its results of operations or financial condition.

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has considered the requirements of FIN 46 in respect of its accounts receivable securitization facility and does not believe that the adoption of FIN 46 will have a material effect on its results of operations or financial condition.

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

      The Company and certain officers have been named as defendants in a class action lawsuit in which the plaintiffs have alleged various statements made by the Company and management were misleading with respect to the Company’s prospects and future operating results. The Company believes it has meritorious defenses to the lawsuit and is contesting the action vigorously. The Company is currently unable, however, to reasonably estimate the amount of the loss, if any, that may result from resolution of this matter.

      In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and the cost can be reasonably estimated. The Company had accrued $6.8 million as of June 29, 2003, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to ten years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to have a material effect on the Company’s financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the potential exposure is not expected to be materially different than the amounts recorded.

      The Company has received Internal Revenue Service (“IRS”) notice asserting federal income tax deficiencies for 1997 and 1998. The total additional tax proposed is $29 million plus interest. The Company is challenging many of the deficiencies. The Company has not recorded an incremental charge for the notice because it believes it has meritorious legal defenses for most of the additional tax and has previously provided for certain items. Accordingly, the Company believes that the ultimate outcome of the notices will not have a material impact on the consolidated results of operations or financial position of the Company.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Continuing Operations — Three and Six Months Ended June 29, 2003 Versus Three and Six Months Ended June 30, 2002

Sales

      Sales for the second quarter of 2003 were $377.1 million versus $383.1 million for the second quarter 2002, a decrease of $6.0 million or 2%. The decrease in second quarter of 2003 from the second quarter of 2002 was due primarily to a decrease in sales within key end markets offset in part by favorable changes in foreign exchange rates. Key end markets contributing to the quarter over quarter decrease included the pharmaceutical research and development market within our Life and Analytical Sciences segment and aerospace and semiconductor markets within our Fluid Sciences segment. These decreases were partially offset by increased sales within the sensors and ultra-specialty lighting markets within our Optoelectronics segment and the genetic screening, environmental and chemical markets and our OneSource laboratory service business served by our Life and Analytical Sciences segment. For the six-month period ended June 29, 2003 sales were $735.6 million versus $729.4 million for the comparable period in 2002, an increase of $6.0 million or 1%. The increase during the comparable six-month period in 2003 was due primarily to an increase in sales within key end markets and favorable changes in foreign exchange rates. Key end markets contributing to the period over period increase included the digital imaging, sensors and ultra-specialty lighting markets within our Optoelectronics reporting segment and the genetic screening, environmental and chemical markets and our OneSource laboratory service business served by our Life and Analytical Sciences segment. These increases in the six-month period ended June 29, 2003 were partially offset by decreased sales within the pharmaceutical research and development markets within our Life and Analytical Sciences segment and decreased sales to the aerospace and semiconductor market within our Fluid Sciences segment.

Cost of Sales

      Cost of sales for the second quarter of 2003 was $224.5 million versus $223.2 million for the second quarter 2002, an increase of $1.3 million or 1%. As a percentage of sales, cost of sales increased to 60% in the second quarter of 2003 from 58% in the second quarter of 2002. The second quarter of 2003 gross margins decreased, when compared to second quarter of 2002, due to higher sales in our lower margin businesses offset in part by production efficiencies within our Life and Analytical Sciences segment. For the six-month period ended June 29, 2003 cost of sales remained unchanged from the comparable period of 2002 at $443.8 million. As a percentage of sales, cost of sales decreased to 60% for the six-month period in 2003 versus 61% for the six-month period in 2002. This increase in gross margin was attributable to a $17.0 million inventory adjustment recorded in the first quarter of 2002 within our Optoelectronics segment partially offset by a shift in product mix to sales of lower margin products and lower capacity utilization during the six months ended June 29, 2003 as a result of lower sales volume in our Life and Analytical Sciences segment.

Research and Development Expenses

      Research and development expenses for the second quarter of 2003 were $21.9 million versus $22.6 million in the second quarter of 2002. For the six months ended June 29, 2003, research and development expenses were $42.7 million versus $44.4 million for the comparable period in 2002. In all of these periods, research and development expenses were approximately 6% of sales. We directed research and development efforts during all of these periods primarily toward drug discovery tools and genetic screening applications as well as biopharmaceutical end markets within our Life and Analytical Sciences reporting segment and biomedical end markets within our Optoelectronics reporting segment. We expect to continue to direct our research and development effort in the health sciences end markets.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the second quarter of 2003 were $97.5 million versus $112.8 million for the second quarter of 2002, a decrease of $15.3 million or 14%. As a percentage of sales, selling, general and administrative expenses decreased to 26% in the second quarter of 2003 from 29% in the second quarter of 2002. For the six-months ended June 29, 2003 selling, general and administrative expenses were $190.4 million versus $220.5 million for the comparable period in 2002, representing a decrease of $30.1 million or 14%. As a percentage of sales, selling, general and administrative expenses decreased to 26% for the six month period in 2003 versus 30% for the six-month period in 2002. The decreases in both 2003 periods were due primarily to cost savings resulting from our Life and Analytical Sciences integration and increased focus on cost controls throughout the company in 2003, offset in part by unfavorable changes in foreign exchange rates. The first quarter of 2002 also included approximately $3.2 million in integration charges related to our acquisition of Packard Bioscience Company in November 2001.

Restructuring (Reversals) Charges, Net

      During the fourth quarter of 2002, we combined our Life Sciences and Analytical Instruments business units into a new integrated business named Life and Analytical Sciences. We combined our Life Sciences and Analytical Instruments businesses to improve our operational scale, which we believe will enable us to better serve our customers and more fully capitalize on the strengths of the businesses’ sales, service and research and development organizations. In connection with the formation of our Life and Analytical Sciences business unit and expected near-term pressure on capital expenditures within key end markets, we recorded in 2002 a $26.0 million restructuring charge to reflect workforce reductions, facility closures and contract terminations. We now estimate the cost to integrate these businesses to be less than initially planned. However, we have also executed previously unplanned restructuring actions. As a result, in the second quarter of 2003, we recorded a net reversal of $2.7 million of restructuring costs. This net reversal is made up of a $5.7 million reversal of our 2002 Restructuring Plans offset by an additional $1.7 million charge in our 2003 Restructuring Plans and a $1.2 million charge relating to our 2001 Restructuring Plans. The 2003 Restructuring Plans consist of workforce reductions resulting from the continued reorganization of our Life and Analytical Sciences and Optoelectronics segments. The charge relating to the 2001 Restructuring Plan was the result of higher than expected employee separation costs associated with the closure of our European manufacturing facilities in our Life and Analytical Sciences segment. We expect a majority of our remaining restructuring actions to occur over the remainder of 2003, with the exception of our severance obligations which will be paid by the second quarter of 2004 and a number of lease obligations which will extend beyond 2003. We expect all cash payments to be made using available cash. A rollforward of the reserve activity can be found in the notes to our condensed consolidated financial statements.

Gains on Dispositions

      We recorded a net gain of $1.1 million from the sales of buildings in the second quarter of 2003 versus no gain in the second quarter of 2002. For the six-month period ended June 29, 2003 gains on dispositions were $1.7 million versus $5.2 million for the comparable period in 2002. During the six-month period ended June 29, 2003, we recognized a $1.4 million net gain from the sale of three buildings and a $0.3 million previously deferred gain from the sale of a business. During the six month period ended June 2002, we sold three buildings that resulted in a net gain of $4.4 million and recognized $0.8 million in previously deferred gains from a sale of a business.

Interest and Other Expense, Net

      Interest and other expense, net for the second quarter of 2003 was $14.2 million versus $8.4 million for the second quarter of 2002, an increase of $5.8 million or 68%. The increase in the second quarter of 2003 was due primarily to increased interest expense on higher interest debt and the acceleration in the amortization of debt issuance costs of $0.6 million as a result of a partial prepayment of our term debt during the second quarter of 2003 and the write-down of an equity investment of $0.7 million, offset by favorable changes in foreign exchange rates and a $2.0 million equity investment write-down in the second quarter of 2002. For the six months ended June 29, 2003 other expense, net was $28.5 million versus $22.1 million for the comparable period in 2002, representing an increase of $6.4 million or 29%. The increase in interest and other expense, net for the first six months of 2003 was primarily due to increased interest expense, offset by 2002 expenses associated with our early redemption of $118 million in aggregate principal amount of senior subordinated notes that we assumed in our acquisition of Packard and favorable changes in foreign exchange rates.

Benefit/ Provision for Income Taxes

      The provision for income taxes was $5.2 million for the second quarter of 2003 versus $2.9 million for the second quarter of 2002. The effective tax rate was 32.5% during the second quarter of 2003 compared to a rate of 32.4% in the second quarter of 2002. The provision for income taxes was $6.8 million for the six-month period ended June 30, 2003 versus a benefit of $5.0 million for the six-month period ended June 30, 2002. The effective tax rate was 32.5% during the six-month period ended June 30, 2003 compared to a rate of 25.4% in the six-month period ended June 30, 2002. The difference in the effective tax rate is primarily attributable to changes in taxable income recognized in various tax jurisdictions in which we operate.

     Effect of Accounting Change

      We adopted SFAS No. 142 as of the beginning of fiscal 2002 and have accordingly ceased the amortization of goodwill and indefinite-lived intangible assets. During the second quarter of 2002, we completed transitional implementation of the impairment of the testing provisions of SFAS No. 142, which resulted in a $117.8 million after-tax charge for goodwill associated with the lighting reporting unit within our Optoelectronics business unit. In accordance with the provisions of SFAS No. 142, we have reported this charge as the effect of an accounting change as of the beginning of fiscal 2002. In addition, as part of our on-going compliance with SFAS No. 142, we, assisted by independent valuation consultants, completed our annual assessment of goodwill using a measurement date of January 1, 2003. This annual assessment did not result in an impairment charge.

Segment Results of Operations

      In the fourth quarter of 2002, we announced plans to combine our Life Science and Analytical Instruments businesses into one business, Life and Analytical Sciences, with changes to organizational strategy, processes and systems expected during 2003. In the second quarter of 2003, we executed many of these changes, including the integration of facilities, management reporting and systems integration. The two segments have now been aggregated into one reporting segment for financial statement purposes as discrete financial information is now only available on a combined basis. For comparative purposes we have disclosed our Life Science and Analytical Science business as one reporting segment for all periods presented.

      As discussed earlier, we report our continuing operations as three segments, reflecting our management methodology and structure. We have reflected our Security and Detection Systems business, previously reported as part of our Life and Analytical Sciences segment, as a discontinued operation in our consolidated financial statements for the three and six months ended 2002, and we have reflected our Telecommunications Component business and Entertainment Lighting business, previously reported as part of our Optoelectronics segment, as discontinued operations in our consolidated financial statements for the three and six months ended 2003. We sold our Security Detection Systems business and abandoned our Telecommunications Component business in June 2002. We sold a substantial portion and abandoned the remaining assets of our Entertainment Lighting business in June 2003. The accounting policies of our reporting segments are the same as those described in our annual report on Form 10-K for the fiscal year ended December 29, 2002. We evaluate performance based on profitability of the respective reporting segments. The discussion that follows is a summary analysis of the material changes in operating results by reporting segment for the three months and six months ended June 29, 2003 versus the comparable periods ended June 30, 2002.

Life and Analytical Sciences

      Sales for the second quarter of 2003 were $246.0 million versus $252.9 million for the second quarter of 2002, representing a decrease of $6.9 million or 3%. For the six-month period ended June 29, 2003 sales were $478.2 million versus $485.2 million for comparable period in 2002, representing a decrease of $7.0 million or 1%. The decreases in the three-month and six-month periods ended June 29, 2003 as compared to the comparable periods ended June 30, 2002 were primarily due to declines in sales of drug discovery instruments due to softness within the pharmaceutical research and development end markets. These declines were partially offset by increased sales in our genetic screening and environmental and chemical businesses, growth in our OneSource laboratory service business and favorable changes in foreign exchange rates, primarily related to the European currencies.

      Operating profit for the second quarter of 2003 was $20.7 million versus an operating profit of $12.9 million for the second quarter of 2002, representing an increase of $7.8 million or 60%. The quarter over quarter increase in operating profit reflects the effect of cost savings associated with the integration of our Life Sciences and Analytical Instruments businesses and $2.1 million of restructuring reversals recorded in the second quarter of 2003, offset in part by reduced profits on lower overall sales and a shift in product mix to lower margin products in 2003. Amortization of intangibles was $6.5 million in each of the three month periods ending June 29, 2003 and June 30, 2002.

      Operating profit for the six month period ended June 29, 2003 was $32.3 million versus an operating profit of $20.7 million for the six months ended June 30, 2002, representing an increase of $11.6 million or 56%. The period over period increase in operating profit reflects the effect of cost savings associated with the integration of our Life Sciences and Analytical Instruments businesses and $2.1 million of net restructuring reversals recorded in the six-month period ended June 29, 2003 versus $5.5 million of restructuring charges recorded in the six-month period ended June 30, 2002, offset by reduced profits on lower overall sales and a shift to lower margin products in 2003. Amortization of intangibles was $13.0 million in each of the six-months periods ended June 29, 2003 and June 30, 2002.

Optoelectronics

      Sales for the second quarter of 2003 were $89.4 million versus $82.8 million for the second quarter of 2002, representing an increase of $6.6 million or 8%. For the six-month period ended June 29, 2003 sales were $172.7 million versus $152.1 million for comparable period in 2002, representing an increase of $20.6 million or 13.5%. For both 2003 periods, the increase in sales was due to increased sales in major end markets, including sensors and specialty lighting products.

      Operating profit for the second quarter of 2003 was $11.1 million versus an operating profit of $4.8 million for the second quarter of 2002, representing an increase of $6.3 million or 131%. The quarter over quarter increase in operating profit was due primarily to increased sales and the associated higher capacity utilization as well as the effects of headcount reductions and cost controls. Amortization of intangibles was $0.3 million for the second quarter 2003 and $0.4 million for the second quarter 2002.

      Operating profit for the six-month period ended June 29, 2003 was $19.8 million versus an operating loss of $17.8 million for the six months ended June 30, 2002, representing an increase of $37.6 million or 211%. The increase in operating profit in the six-month period ended June 29, 2003, as compared to the comparable period in 2002, was due primarily to increased sales and the associated higher capacity utilization as well as the effects of headcount reductions and cost controls and the inclusion in the 2002 period of a $17.0 million inventory adjustment taken in the first quarter 2002. Amortization of intangibles was $0.6 million in the six months ended June 29, 2003 and $0.7 million in the six-months ended June 30, 2002.

Fluid Sciences

      Sales for the second quarter of 2003 were $41.7 million versus $47.4 million for the second quarter of 2002, representing a decrease of $5.7 million or 12%. For the six-month period ended June 29, 2003, sales were $84.6 million versus $92.1 million for comparable period in 2002, representing a decrease of $7.5 million or 8%. The decrease in the three and six-month periods ended June 29, 2003 and June 30, 2002 were primarily due to declines in sales to the aerospace and semiconductor markets.

      Operating profit for the second quarter of 2003 was $3.1 million versus an operating profit of $3.9 million for the second quarter of 2002, representing a decrease of $0.7 million or 19%. For the six-months ended June 29, 2003, operating profit was $5.5 million versus an operating profit of $7.3 million for the six months ended June 30, 2002, representing a decrease of $1.8 million or 24%. The decreases in operating profit in the three-month and six-month periods ended June 29, 2003, as compared to the comparable period in 2002, were due primarily to the overall decline in sales and a shift in product mix to lower margin products in the semiconductor assembly business offset in part by start up costs associated with our operations in Asia in the first quarter of 2002. Amortization of intangibles was $0.2 million in each of the quarters ended June 29, 2003 and June 30, 2002. Amortization of intangibles was $0.6 million in the six-months ended June 29, 2003 and $0.4 million in the six-months ended June 30, 2002.

Acquisitions and Divestitures

      In June 2002, our Board of Directors approved a plan to shut down our Telecommunications Component business and a plan to sell our Entertainment Lighting business as part of our continued efforts to focus on higher growth opportunities. Both businesses have been reflected as discontinued operations in our consolidated financial statements. The Telecommunications Component business was abandoned in June 2002.

      In June 2003, we completed the sale of a substantial portion of our Entertainment Lighting business for cash consideration of $1.4 million and abandoned the remaining assets. We recorded a net loss of $1.7 million pursuant to this transaction in the second quarter of 2003 as a loss on the disposition of discontinued operations.

Liquidity and Capital Resources

      We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities. Our principal sources of funds are from our operations and the capital markets, particularly the debt markets. In the near-term, we anticipate that our operations will generate sufficient cash to fund our operating expenses, capital expenditures and interest payments on our debt. In the long-term, we expect to use internally generated funds and external sources to satisfy our debt and other long-term liabilities.

      Principal factors that could affect the availability of our internally generated funds include:

•	deterioration of sales due to weakness in markets in which we sell our products and services,

•	changes in working capital requirements, and

•	our ability to repatriate cash balances from our foreign subsidiaries in a cost-effective manner for use in settling domestic obligations.

      Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in our borrowing arrangements,

•	a ratings downgrade, which would limit our ability to borrow under our accounts receivable facility and our overall access to the corporate debt market, and

•	volatility in the markets for corporate debt.

      Operating Activities. Net cash generated by continuing operations operating activities was $59.4 million for the six months ended June 29, 2003 versus net cash used of $16.4 million during the comparable period in 2002. The increase was primarily due to increased profitability of operations and better working capital (accounts receivable, inventory and accounts payable) management, including increased utilization of our accounts receivable securitization facility offset by the timing of restructuring and other expenses.

      Investing Activities. In the six-months ended June 2003, we used from an escrow account $32.5 million of cash to retire a portion of our outstanding indebtedness under our zero coupon convertible debentures. In the six months ended June 29, 2003, we also made capital expenditures of $8.3 million mainly in the areas of tooling and productivity improvements along with system and facility costs related to integration activities in our Life and Analytical Sciences segment. Capital expenditures for the six-month period ended June 30, 2002 were $26.3 million. The decrease in the capital expenditures in 2003 period was due primarily to a significant decrease during 2003 of both facilities relocations and information technology system upgrades. In addition, we sold during the six months ended July 29, 2003 a building made redundant due to integration activities for cash proceeds of $3.3 million. We expect capital expenditures to be at least equal to the six-month ended June 29, 2003 but it is dependent on economic conditions.

      Financing Activities. In the six months ended June 29, 2003, we used $32.5 million of cash withdrawn from an escrow account to prepay a portion of our outstanding zero coupon convertible debentures. Debt reductions in the first six months of 2003 also included $30.0 million of cash used to prepay a portion of our term loan. In addition, during the six-month period ended June 29, 2003 we paid $17.7 million in dividends and paid $1.7 million in fees associated with debt issuance costs. On August 7, 2003, we used the remaining escrow balance, together with available cash, to redeem all of our outstanding zero coupon debentures in accordance with their terms.

Borrowing Arrangements

      Senior Secured Credit Facility. In 2002, we entered into a new senior credit facility. This facility comprises a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. During the six month period ended June 29, 2003 we repaid $30.0 million of the term loan. This credit facility is secured primarily by a substantial portion of our and our subsidiaries’ domestic assets.

      The interest rates under the senior credit facility applicable to the term loan and to the revolving credit facility are determined as a margin over either the Eurodollar rate or the base rate. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The applicable margin for the term loan is 400 basis points for the Eurodollar rate and 300 basis points for the base rate. The applicable margin for the revolving credit facility is determined based upon our leverage ratio for the prior quarter. We may allocate all or a portion of our indebtedness under the senior credit facility to interest based upon the margin over the Eurodollar rate or the base rate. At June 29, 2003, the Eurodollar rate was approximately 112 basis points and the base rate was 400 basis points. The term loan is repayable in nominal quarterly installments until December 2007, and thereafter in four equal quarterly installments until December 2008. The revolving credit facility is available to us through December 2007 for our working capital needs. At June 29, 2003 we had not borrowed under the revolving credit facility.

      Our senior credit facility contains covenants that require us to maintain specific financial ratios, including:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio,

•	a maximum senior leverage ratio, and

•	a maximum total leverage ratio.

      As of March 2003, we amended the financial definitions in our senior credit facility to more accurately reflect our understanding with the lenders. As of June 29, 2003, we were in compliance with all applicable covenants.

      8 7/8% Notes. We have outstanding $300.0 million in aggregate principal amount of our 8 7/8% senior subordinated notes. The debt, which matures in January 2013, is unsecured, but is guaranteed by substantially all of our domestic subsidiaries. Interest on our 8 7/8% notes is payable semi-annually on January 15 and July 15, beginning July 15, 2003. If a change of control occurs, each holder of 8 7/8% notes may require us to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued interest. Before January 15, 2006, we may redeem up to 35% of the aggregate principal amount of our 8 7/8% notes with the net proceeds of specified public equity offerings at 108.875% of the principal amount of the notes, plus accrued interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem some or all of our 8 7/8% notes at any time on or after January 15, 2008, at a redemption price of 104.438%. The redemption price decreases to 102.958% on January 15, 2009, to 101.479% on January 15, 2010 and to 100% on January 15, 2011. The debt is subordinated to our new senior credit facility and other existing and future senior subordinated indebtedness. Our 8 7/8% notes contain financial and other covenants. Most of these covenants terminate if the notes obtain an investment grade rating by Standard & Poor’s Rating Services and Moody’s Investors Service. As of June 29, 2003, we were in compliance with all applicable covenants.

      Zero Coupon Convertible Debentures. As of June 29, 2003, we had repurchased $344.7 million in aggregate accreted amount of our zero coupon convertible debentures due 2020. We redeemed the remaining $157 million on August 7, 2003 in accordance with their terms. Under the terms of our senior credit facility, we were required to redeem all of the zero coupon debentures remaining outstanding in August 2003.

      At June 29, 2003, we held approximately $155 million in escrow to retire substantially all our outstanding zero coupon convertible debentures. As our aggregate accreted amount exceeded our escrow balance at the date of redemption, we used available cash of approximately $2.5 million, together with the escrow account, to pay the aggregate redemption price on the zero coupon convertible debentures on August 7, 2003.

      6.8% Notes. As part of our 2002 debt refinancing transactions, we initiated a tender offer for all of our outstanding 6.8% notes. In December 2002, we had completed the tender offer and repurchased all but $4.7 million of these notes. We paid consent payments pursuant to a consent solicitation we made concurrently with the tender offer. The consent solicitation eliminated substantially all of the restrictive covenants contained in the indenture governing our 6.8% notes. We may from time to time repurchase outstanding 6.8% notes through open market purchases, privately negotiated transactions or otherwise.

Receivables Securitization Facility

      In December 2001, we established a wholly owned consolidated subsidiary to purchase, on a revolving basis, certain of our accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. Amounts funded by the counterparty under this facility were $40.0 million at June 29, 2003 and $29.0 million at December 29, 2002. The facility includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At June 29, 2003, we had a senior unsecured credit rating of BB+ with a stable outlook from Standard & Poor’s Rating Services, and of Ba2 with a stable outlook from Moody’s Investors Service. In January 2003, we entered into an agreement to extend the term of our accounts receivable securitization facility to January 31, 2004.

Dividends

      Our Board of Directors declared regular quarterly cash dividends of seven cents per share in the second quarters of 2003 and 2002. Our senior credit facility and the indenture governing our outstanding 8 7/8% senior subordinated notes contain restrictions that may limit our ability to pay our regular cash dividend.

Critical Accounting Policies, Commitments and Certain Other Matters

      In our annual report on Form 10-K for the fiscal year ended December 29, 2002, we identify our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, loss provisions on doubtful accounts, valuation of long-lived assets, intangibles, including assets and goodwill, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes. We considered the disclosure requirements of Financial Release (“FR”) 60 regarding critical accounting policies and concluded that nothing materially changed during the quarter ended June 29, 2003 that would warrant further disclosure under that release. We considered the disclosure requirements of FR-61 regarding liquidity and capital resources, trading activities and related party/certain other disclosures and concluded that nothing materially changed during the six-month period ended June 29, 2003, outside of the repurchase of our zero coupon convertible debentures discussed in Note 5 to the Unaudited Financial Statements, that would warrant further disclosure under that release.

Forward-Looking Information and Factors Affecting Future Performance

      This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this report that are not statements of historical fact are deemed to be forward-looking statements. We intend words such as “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions to identify forward-looking statements. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change. You should not rely on our forward-looking statements as representing our views as of any date subsequent to the date of this report. There are a number of important factors that could cause our actual results to differ materially from those indicated by our forward-looking statements including, among others, the factors set forth below.

      The following important factors affect our business and operations generally or affect multiple segments of our business and operations:

Our operating results may continue to be harmed by cyclical downturns affecting several of the industries into which we sell our products.

      Some of the industries and markets into which we sell our products are cyclical. Industry downturns often are characterized by reduced product demand, excess manufacturing capacity and erosion of average selling prices and profits. Significant downturns in our customers’ markets and in general economic conditions have resulted in a reduced demand for several of our products and have hurt our operating results. For example, during 2002 and the first six months of 2003, our operating results were adversely affected by downturns in many of the markets we serve, including the pharmaceutical, biomedical, semiconductor and aerospace markets. Current economic conditions have caused a decrease in capital spending by many of our customers, which in turn has adversely affected our sales and business. These trends are continuing in 2003.

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

      We have a substantial amount of outstanding indebtedness. As of June 29, 2003, we had approximately $746.1 million in outstanding indebtedness, excluding obligations under our accounts receivable securitization facility. Also, we have $100.0 million revolving credit facility under which we have not borrowed.

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

      Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented 51% of our total sales for the six-months ended June 29, 2003 and 52% of our total sales in the fiscal year ended December 29, 2002. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

      We have in the past, and may in the future, supplement our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisition of Packard BioScience Company in November 2001. We may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

•	competition among buyers and licensees,

•	the need for regulatory and other approvals,

•	our inability to raise capital to fund these acquisitions,

•	the high valuations of businesses and technologies, and

•	restrictions in the instruments governing our indebtedness, including the indenture governing our 8 7/8% notes and our new senior credit facility.

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

      We encounter aggressive competition from numerous competitors in many areas of our business. This competition results in rapid and significant technological changes and regular new product releases in several of the markets in which we compete. We may not be able to compete effectively with all of our competitors. To remain competitive, we must develop new products and periodically enhance our existing products. We anticipate that we may also have to lower the prices of many of our products to stay competitive. In addition, new competitors, technologies or market trends may emerge to threaten or reduce the value of entire product lines.

If we fail to maintain satisfactory compliance with the regulations of the United States Food and Drug Administration and other governmental agencies, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

      Some of the products produced by our Life and Analytical Sciences segment are subject to regulation by the United States Food and Drug Administration and similar international agencies. In addition, some of the activities of our Fluid Sciences business unit are subject to regulation by the United States Federal Aviation Administration. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales, resales and distribution. If we fail to comply with those regulations or those of similar international agencies, we may have to recall products and cease their manufacture and distribution. In addition, we could be subject to fines or criminal prosecution.

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

      As of June 29, 2003, our total assets included $1.4 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. These assets have historically been amortized on a straight-line basis over their estimated useful lives. In connection with our adoption of SFAS No. 142, we discontinued the amortization of goodwill and indefinite lived intangible assets beginning in fiscal 2002. Instead, we will test these items, at a minimum, on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned.

      During the second quarter of 2002, we completed our transitional implementation of the impairment testing provisions of SFAS No. 142, which resulted in a $117.8 million before-and-after-tax charge for goodwill associated with our lighting business. In accordance with the provisions of SFAS No. 142, we took this charge as the effect of an accounting change as of the beginning of fiscal 2002. In addition, as part of our on going compliance with SFAS No. 142, we, assisted by independent valuation consultants, completed our annual assessment of goodwill using a measurement date of January 1, 2003. The results of this annual assessment resulted in no impairment charge.

      Future impairment testing may result in additional intangible asset write-offs, which could adversely affect our results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

     Market Risk

      We are exposed to market risks — relating to both currency exchange rates and interest rates. On occasion, in order to manage the volatility relating to these exposures, we may enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure supplements the disclosure provided under the heading, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our annual report on Form 10-K for the fiscal year ended December 29, 2002.

      Foreign Exchange Risk. As a multinational corporation, we are exposed to changes in foreign exchange rates:

(1) Because a significant portion of our sales are international, volatility in exchange rates could have a material impact on our financial results. Reported sales made in foreign currencies by our international subsidiaries, when translated into U.S. dollars for financial reporting purposes, can fluctuate due to exchange rate movements. While exchange rate fluctuations can impact reported revenues and earnings, the impacts are purely a result of the translation effect and generally do not materially impact our short-term cash flows.

(2) Our foreign subsidiaries do, on occasion, invoice third-party customers in foreign currencies other than the functional currency in which they primarily do business. Movements in the invoiced currency as compared to the functional currency result in both realized and unrealized transaction gains or losses that directly impact our cash flows and our results of operations.

(3) Our manufacturing and distribution organization is multi national in nature. Accordingly, inventories may be manufactured in one location, stored in another, and distributed in a third location. This can result in a variety of intercompany transactions that are billed and paid in many different currencies. Our cash flows and our results of operations are therefore directly impacted by fluctuations in these currencies.

(4) The cash flow needs of each of our foreign subsidiaries vary through time. Accordingly, there may be times when a subsidiary is on the receiving side or the lending side of a short-term advance from either the parent company or another subsidiary. These advances, again being denominated in currencies other than a particular entity’s functional currency, can expose us to fluctuations in exchange rates that can impact both our cash flows and results of operations.

(5) In order to repay debt or take advantage of tax saving opportunities, we may remit cash from our foreign locations to the United States. When this occurs, we are liquidating foreign currency net asset positions and converting them into U.S. dollars. Our cash flows and our results of operations are therefore also impacted by these transactions.

      We currently do not have outstanding any foreign exchange transactions to hedge translation exposures. We enter into various financial instruments to hedge exposures to foreign currencies. The principal currencies hedged are the British Pound, Canadian Dollar, Euro, Japanese Yen, and Singapore Dollar.

      Foreign Currency Risk — Value-at-Risk Disclosure — We continue to measure foreign currency risk using the Value-at Risk (“VaR”) model described in our annual report on Form 10-K for the fiscal year ended December 29, 2002. These measures continue to approximate our risks.

      Interest Rate Risk. Our debt portfolio includes both fixed rate and variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. We may enter into swap arrangements to hedge our interest rate exposures or manage our fixed to floating interest rate mix. However, we currently have no interest rate swaps in place.

      Interest Rate Risk — Sensitivity — Our annual report on Form 10-K for the fiscal year ended December 29, 2002 presents sensitivity measures for our interest rate risk. We refer you to the annual report on Form 10-K for the fiscal year ended December 29, 2002 for our sensitivity disclosures.

Item 4.	Controls and Procedures

      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 29, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 29, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      In papers dated July 1, 2002, Kevin Hatch filed a purported class action lawsuit in the United States District Court for the District of Massachusetts, Civil Action No. 02-11314 GAO, against PerkinElmer, Inc., Gregory L. Summe and Robert F. Friel, on behalf of himself and purchasers of the Company’s common stock between July 15, 2001 and April 11, 2002. The lawsuit seeks an unspecified amount of damages and claims violations of Sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934, alleging various statements made during the putative class period by the Company and its management were misleading with respect to the Company’s prospects and future operating results. At least eleven virtually identical lawsuits subsequently have been filed in the United States District Court for the District of Massachusetts against the Company. The Court granted plaintiffs’ motion to consolidate these matters, and on January 13, 2003, plaintiffs filed an amended complaint. On February 25, 2003, defendants filed a motion to dismiss the lawsuit. On April 7, 2003, plaintiffs served an opposition to defendants’ motion to dismiss. On April 28, 2003, defendants served a reply memorandum in support of their motion to dismiss. The Court heard oral argument on defendants’ motion to dismiss on May 5, 2003. The Company believes it has meritorious defenses to the lawsuits and intends to contest the actions vigorously. The Company is currently unable, however, to determine whether resolution of these matters will have a material adverse impact on its financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

      In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham PLC, Amersham Biosciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid Biosciences, Inc. The six count complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. On May 28, 2003, the Court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. Enzo served its new Complaint on July 16, 2003, and the Company filed an Answer denying the substantive allegations and including a counterclaim alleging that several of Enzo’s patents are invalid.

      We intend to defend ourselves vigorously in these matters. We are currently unable, however, to determine whether resolution of these matters will have a material adverse impact on our financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      On April 24, 2003, we furnished a Current Report on Form 8-K dated and as amended on the same date. The report contains a copy of our press release announcing our earnings for the period ended March 30, 2003. We furnished the report pursuant to Item 12 (Results of Operations and Financial Condition) using Item 9 (Regulation FD Disclosure), in accordance with the procedural guidance in SEC Release No. 33-8216.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ ROBERT F. FRIEL

Robert F. Friel
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 13, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.