Form 10-Q
period 2003-09-28
PERKINELMER INC
filed 2003-11-12
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Number of shares outstanding of each of the issuer’s classes of common stock,:

Class	Outstanding at November 10, 2003

Common Stock, $1 par value per share	126,852,009
(Excluding treasury shares)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED INCOME STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Continuing Operations -- Three Months and Nine Months Ended September 28, 2003 Versus Three and Nine Months Ended September 29, 2002
Effect of Accounting Change
Segment Results of Operations
Liquidity and Capital Resources
Critical Accounting Policies, Commitments and Certain Other Matters
Forward-Looking Information and Factors Affecting Future Performance
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX
EX-10.1 SIXTH AMEND. TO THE RECEIVABLE SALE AGMNT
EX-10.2 SECOND AMEND. TO THE PURCHASE & SALE AGMNT
EX-31.1 SECTION 302 CERTIFICATION OF C.E.O.
EX-31.2 SECTION 302 CERTIFICATION OF C.F.O.
EX-32.1 SECTION 906 CERTIFICATION OF CEO & CFO

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(In thousands except		(In thousands except
	share and per share data)		share and per share data)

		(Unaudited)
Sales	$367,085	$366,011	$1,102,658	$1,095,400
Cost of sales	214,545	219,256	658,365	663,017
Research and development expenses	20,108	20,505	62,837	64,915
Selling, general and administrative expenses	91,686	102,436	282,042	322,984
Restructuring (reversals) charges, net	179	—	(2,994)	9,224
Gains on dispositions	(369)	—	(2,057)	(5,216)
Amortization of intangible assets	7,019	7,120	21,257	21,269

Operating income from continuing operations	33,917	16,694	83,208	19,207
Gain on repurchase of convertible debentures	—	(6,785)	—	(6,785)
Loss on early extinguishment of debt	—	—	—	5,539
Interest and other expense, net	13,287	11,516	41,794	28,028

Income (loss) from continuing operations before income taxes	20,630	11,963	41,414	(7,575)
Provision (benefit) for income taxes	6,499	2,213	13,253	(2,742)

Income (loss) from continuing operations	14,131	9,750	28,161	(4,833)
Loss from discontinued operations, net of income taxes	—	(2,604)	(1,597)	(15,711)
Gain (loss) on disposition of discontinued operations, net of income taxes	138	—	(1,535)	(10,966)

Net income (loss) before effect of accounting change	14,269	7,146	25,029	(31,510)
Effect of accounting change, net of income taxes	—	—	—	(117,800)

Net income (loss)	$14,269	$7,146	$25,029	$(149,310)

Basic and diluted earnings (loss) per share:
Continuing operations	$0.11	$0.08	$0.22	$(0.04)
Loss from discontinued operations, net of income tax	—	(0.02)	(0.01)	(0.13)
Loss on disposition of discontinued operations, net of income tax	—	—	(0.01)	(0.09)

Net income (loss) before effect of accounting change	0.11	0.06	0.20	(0.25)
Effect of accounting change, net of income tax	—	—	—	(0.94)

Net income (loss)	$0.11	$0.06	$0.20	$(1.19)

Weighted average shares of common stock outstanding:
Basic	126,287	126,240	126,346	125,335
Diluted	128,034	126,775	127,568	125,335
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 28,	December 29,
	2003	2002

	(Unaudited)

	(In thousands except
	share and per share data)
Current assets:
Cash and cash equivalents	$141,316	$130,615
Cash held in escrow	—	186,483
Accounts receivable, net	264,261	304,647
Inventories	199,155	205,455
Other current assets	157,786	152,137
Current assets of discontinued operations	9,573	12,006

Total current assets	772,091	991,343

Property, plant and equipment:
At cost	614,046	598,048
Accumulated depreciation	(336,528)	(294,026)

Net property, plant and equipment	277,518	304,022
Investments	11,578	14,298
Intangible assets	1,445,783	1,439,774
Other assets	80,194	83,835
Long-term assets of discontinued operations	2,160	2,967

Total assets	$2,589,324	$2,836,239

Current liabilities:
Short-term debt	$4,591	$5,008
Convertible debt	—	186,483
Accounts payable	133,703	146,290
Accrued restructuring costs and integration costs	16,953	40,748
Accrued expenses	292,310	316,427
Current liabilities of discontinued operations	—	2,718

Total current liabilities	447,557	697,674
Long-term debt	564,745	614,053
Long-term liabilities	276,155	270,031
Long-term liabilities of discontinued operations	2,235	2,137
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value per share, authorized 300,000,000 shares; issued 145,101,000; and 126,797,000 and 125,854,000 outstanding at September 28, 2003 and December 29, 2002	145,101	145,101
Capital in excess of par value	678,790	679,929
Unearned compensation	(3,791)	(5,890)
Retained earnings	653,562	655,066
Accumulated other comprehensive income (loss)	7,488	(31,865)
Cost of shares held in treasury — 18,304,000, shares at September 28, 2003 and 19,247,000 shares at December 29, 2002	(182,518)	(189,997)

Total stockholders’ equity	1,298,632	1,252,344

Total liabilities and stockholders’ equity	$2,589,324	$2,836,239

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 28,	September 29,
	2003	2002

	(In thousands)
	(Unaudited)
Operating activities:
Net income (loss)	$25,029	$(149,310)
Add net loss from discontinued operations	3,132	26,677
Add effect of accounting change, net of income taxes	—	117,800

Net income (loss) from continuing operations	28,161	(4,833)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used) in continuing operations:
Restructuring reversals, net of expense	(2,994)	—
Stock-based compensation	5,941	6,631
Amortization of debt discount and issuance costs	8,245	15,694
Depreciation and amortization	58,014	55,849
Gains on dispositions and sales of investments, net	(2,057)	(5,335)
Gain on purchase of debt, net	—	1,470
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable	56,652	38,822
Inventories	14,380	30,326
Accounts payable	(8,798)	10,560
Accrued restructuring costs	(16,292)	(28,856)
Accrued expenses and other	(55,517)	(58,366)

Net cash provided by operating activities from continuing operations	85,735	61,962
Net cash provided by (used in) operating activities from discontinued operations	3,837	(6,495)

Net cash provided by operating activities	89,572	55,467
Investing activities:
Cash withdrawn from escrow to repay debt	187,477	—
Capital expenditures	(11,194)	(31,751)
Proceeds from dispositions of property, plant and equipment, net	3,295	28,342
Settlement of disposition of businesses, net	(846)	97,494
Proceeds (cost) of acquisitions, net of cash acquired	534	(39,208)
Proceeds from sale of investments	—	3,242

Net cash provided by investing activities from continuing operations	179,266	58,119
Net cash used in (provided by) investing activities from discontinued operations	1,400	(5,200)

Net cash provided by investing activities	180,666	52,919
Financing activities:
Payment of debt issuance costs	(1,725)	—
Prepayment of zero coupon convertible notes	(189,901)	(84,440)
Prepayment of term loan debt	(50,000)	—
Prepayment of short-term debt	—	(123,683)
(Decrease) increase in other credit facilities	(1,737)	65,202
Proceeds from issuance of common stock	2,355	10,054
Purchases of common stock	—	(1,636)
Cash dividends	(26,531)	(26,436)

Net cash used in financing activities	(267,539)	(160,939)

Effect of exchange rate changes on cash and cash equivalents	8,002	11,852

Net increase (decrease) in cash and cash equivalents	10,701	(40,701)
Cash and cash equivalents at beginning of period	130,615	138,250

Cash and cash equivalents at end of period	$141,316	$97,549

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

      The consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report for the fiscal year ended December 29, 2002, filed on Form 10-K with the SEC (the “2002 Form 10-K”). The balance sheet amounts at December 29, 2002 in this report were derived from the Company’s audited 2002 financial statements included in the 2002 Form 10-K. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the nine months ended September 28, 2003 and September 29, 2002 are not necessarily indicative of the results for the entire fiscal year.

(2) Gains on Dispositions

      During the third quarter of 2003, the Company recognized $0.4 million of previously deferred gain from a transaction on the sale of a business. During the nine months ended September 28, 2003, the Company recognized a $1.4 million net gain from the sales of buildings, a $0.4 million net gain from the aforementioned sale of a business and a previously deferred $0.3 million gain from the sale of a separate business. The Company did not recognize any gains on dispositions within continuing operations during the third quarter of 2002. During the nine-month period ended September 29, 2002, the Company sold three buildings that resulted in a net gain of $4.4 million and recognized $0.8 million in previously deferred gains from a sale of a business.

(3) Restructuring Charges

      As discussed more fully in the Company’s 2002 Form 10-K, the Company has undertaken a series of restructuring plans related to the impact of acquisitions, divestitures and the integration of its Life and Analytical Sciences business. The principal actions associated with these plans related to workforce and overhead reductions resulting from reorganization activities, including the closure of certain manufacturing and selling facilities. Details of these plans are discussed more fully in the Company’s 2002 Form 10-K.

      In the third quarter of 2003, the Company recorded a net restructuring charge of $0.2 million. This net charge is made up of $0.5 million in incremental severance recorded in connection with the 2003 Restructuring Plan for the Life and Analytical Sciences segment offset by a $0.3 million reversal relating to the Fluid Science 2002 Restructuring Plan for slightly lower than expected headcount reductions and severance costs.

      For the nine months ended September 2003, the Company recorded a net restructuring reversal of approximately $3.0 million. The majority of this net reversal was a result of a reversal of $5.8 million in the 2002 Restructuring Plan and was due to lower than expected severance payments. This reversal was offset by $0.6 million in higher than anticipated charges relating to the 2001 Restructuring Plan and $2.2 million in new charges associated with the 2003 Restructuring Plan.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the components of the Company’s restructuring plans and related accrual activity recorded for the three-month and nine-month periods ended September 28, 2003.

		Abandonment
		of Excess	Total Cash	Asset
	Severance	Facilities	Charges	Writedown	Total

	(In thousands)
2001 Restructuring Plans
Balance at December 29, 2002	$3,975	$100	$4,075	$—	$4,075
Amounts paid or incurred	(2,177)	(47)	(2,224)	—	(2,224)
Changes in estimates	555	—	555	—	555

Balance at June 29, 2003	2,353	53	2,406	—	2,406
Amounts paid or incurred	(159)	(53)	(212)	—	(212)

Balance at September 28, 2003	2,194	—	2,194	—	2,194
2002 Restructuring Plans
Balance at December 29, 2002	21,991	3,513	25,504	2,483	27,987
Amounts paid or incurred	(6,184)	(198)	(6,382)	(1,560)	(7,942)
Changes in estimates	(5,267)	(200)	(5,467)	—	(5,467)

Balance at June 29, 2003	10,540	3,115	13,655	923	14,578
Amounts paid or incurred	(2,996)	(298)	(3,294)	(72)	(3,366)
Changes in estimates	(300)	—	(300)	—	(300)

Balance at September 28, 2003	7,244	2,817	10,061	851	10,912
2003 Restructuring Plan
Balance at December 29, 2002	—	—	—	—	—
Restructuring charge	1,739	—	1,739	—	1,739
Amounts paid or incurred	(747)	—	(747)	—	(747)

Balance at June 29, 2003	992	—	992	—	992
Amounts paid or incurred	(689)	—	(689)	—	(689)
Changes in estimates	479	—	479	—	479

Balance at September 28, 2003	782	—	782	—	782

Balance at September 28, 2003	$10,220	$2,817	$13,037	$851	$13,888

      The majority of the actions remaining at September 28, 2003 are expected to be settled in 2003, with the exception of European severance obligations which will be paid by the middle of 2004 as well as lease obligations which will extend beyond the second quarter of 2004.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, as discussed in the Company’s 2002 Form 10-K, there have been integration reserves established relating primarily to the acquisition of Packard BioScience (“Packard”). The following table summarizes the activity in this reserve for the three-month and nine-month periods ended September 28, 2003:

(In millions)

Accrued integration costs at December 29, 2002	$8.7
Amounts paid	(1.6)

Accrued integration costs at June 29, 2003	7.1
Asset write-downs	(2.9)
Amounts paid	(1.1)

Accrued integration costs at September 28, 2003	$3.1

      The Company expects these amounts to be paid during the remainder of 2003 with the exception of lease obligations which will extend beyond 2003.

(4) Inventories

      Inventories consisted of the following:

	September 28,	December 29,
	2003	2002

	(In thousands)
Raw materials	$85,029	$92,319
Work in progress	17,809	38,841
Finished goods	96,317	74,295

Total inventories	$199,155	$205,455

(5) Debt

      In 2002, the Company repurchased an aggregate of $312.1 million of accreted value of its outstanding zero coupon convertible debentures due 2020 in open market purchases and in a December 2002 tender offer. Under the terms of the Company’s senior secured credit facility, the Company was required to redeem all of the remaining zero coupon convertible debentures in August 2003. During the first quarter of 2003 the Company repurchased $32.5 million of accreted value of its outstanding zero coupon convertible debentures in open market transactions and redeemed the remaining $157.4 million of accreted value of zero coupon debentures on August 7, 2003 in accordance with their terms.

      In March 2003, the financial definitions in the Company’s senior credit facility were amended to more accurately reflect the Company’s understanding with its lenders.

      During the nine months ended September 28, 2003, the Company paid $50 million of its term loan which resulted in $1.1 million of accelerated amortization of debt issuance costs, included in Interest and Other Expense, Net.

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

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(In thousands)		(In thousands)
Number of common shares — basic	126,287	126,240	126,346	125,335
Effect of dilutive securities
Stock options and employee stock purchase plan	1,277	30	745	—
Restricted stock	470	505	477	—

Number of common shares — diluted	128,034	126,775	127,568	125,335

Number of potentially dilutive securities excluded from calculation	8,701	16,207	11,626	11,793

(7) Comprehensive Income (Loss)

      Comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(In thousands)		(In thousands)
Net income (loss)	$14,269	$7,146	$25,029	$(149,310)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,810)	(8,260)	38,262	17,617
Unrealized losses on derivatives, net of tax	—	(585)	—	(1,244)
Unrealized gains (losses) on securities, net of tax	153	(384)	1,091	(456)

	(2,657)	(9,229)	39,353	15,917

Comprehensive income (loss)	$11,612	$(2,083)	$64,382	$(133,393)

      The components of accumulated other comprehensive income (loss) were as follows:

	September 28,	December 29,
	2003	2002

	(In thousands)
Foreign currency translation adjustments	$11,691	$(26,571)
Minimum pension liability	(3,928)	(3,928)
Unrealized losses on securities	(275)	(1,366)

Accumulated other comprehensive income (loss)	$7,488	$(31,865)

(8) Industry Segment Information

      In the fourth quarter of 2002, the Company announced plans to combine its Life Sciences and Analytical Instruments businesses into one business, Life and Analytical Sciences, with changes to organizational

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategy, processes and systems expected during 2003. In the second quarter of 2003, the Company executed many of these changes including facility integration, management reporting and systems. Therefore, commencing in the second quarter, the two segments have been aggregated into one reporting segment for financial statement purposes as discrete financial information is only available on a combined basis. The three reportable segments reflect the Company’s management and structure under three strategic business units (“SBUs”). For comparative purposes the Company has disclosed its Life Sciences and Analytical Science segments as one reporting segment for all periods presented.

      The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s 2002 Form 10-K. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant. The operating segments and their principal products and services are:

      Life and Analytical Sciences: Provider of drug discovery, genetic screening and environmental and chemical analysis tools and instrumentation used in scientific research and clinical applications and analytical tools employing technologies such as molecular and atomic spectroscopy, high-pressure liquid chromatography, gas chromatography and thermal analysis.

      Optoelectronics: Provider of a broad spectrum of digital imaging, sensor and specialty lighting components to customers in a wide variety of industries, including the biomedical, industrial and consumer products markets.

      Fluid Sciences: Provider of critical sealing and fluid containment products and services for the aerospace, semiconductor and power generation markets, as well as engine lubricant testing services.

      Sales and operating profit (loss) by segment are shown in the table below:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(In thousands)		(In thousands)
Life & Analytical Sciences
Sales	$235,085	$232,867	$713,317	$718,074
Operating profit	21,312	9,556	53,611	30,264
Optoelectronics
Sales	88,114	84,349	260,807	236,472
Operating profit (loss)	10,862	6,164	30,654	(11,654)
Fluid Sciences
Sales	43,886	48,795	128,534	140,854
Operating profit	5,613	5,446	11,126	12,715
Other
Sales	—	—	—	—
Operating loss	(3,870)	(4,472)	(12,183)	(12,118)
Continuing Operations
Sales	$367,085	$366,011	$1,102,658	$1,095,400
Operating profit	33,917	16,694	83,208	19,207

(9) Discontinued Operations

      In June 2002, as part of its continued efforts to focus on higher growth opportunities, the Company approved separate plans to shut down its telecommunications component business and sell its entertainment

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lighting business. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. The Company has accounted for these businesses as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), and, accordingly, has presented the results of operations and related cash flows of these businesses as discontinued operations for all periods presented. The assets and liabilities of these groups have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying Consolidated Balance Sheets.

      During the nine months ended September 2003, the Company completed the sale of a significant portion of its entertainment lighting business and abandoned the remaining assets. The Company recorded an incremental loss of $2.1 million ($1.5 million net of tax) on this transaction in the second and third quarters of 2003 as a loss on the disposition of discontinued operations.

      During June 2002, the Company completed the sale of its Security and Detection Systems business. During the first nine months of 2002, the Company accounted for its Security and Detection Systems business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”).

      Summary operating results of the discontinued operations of the Entertainment Lighting business for the three and nine months ended September 29, 2003 and the Security and Detection Systems, Entertainment Lighting business and the Telecommunications Component businesses for the three and nine months ended September 29, 2002, were as follows:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(In thousands)		(In thousands)
Sales	$—	$2,603	$5,598	$117,544
Costs and expenses	—	4,906	8,314	131,584

Operating loss from discontinued operations	—	(2,303)	(2,716)	(14,040)
Other (expense) income, net	—	(1,014)	310	(6,638)

Operating loss from discontinued operations before income taxes	—	(3,317)	(2,406)	(20,678)
Benefit for income taxes	—	(713)	(809)	(4,967)

Loss from discontinued operations, net of taxes	$—	$(2,604)	$(1,597)	$(15,711)

(10) Stock-Based Compensation

      The Company has issued restricted stock to certain employees and has reflected the fair value of these awards as unearned compensation until the restrictions are released and the compensation is earned.

      As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. At September 28, 2003, the Company had three stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(In thousands, except		(In thousands, except
	per share data)		per share data)
Net income (loss), as reported	$14,269	$7,146	$25,029	$(149,310)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	455	192	1,364	1,721
Deduct: Total stock-based employee compensation expense determined under fair market value method for all awards, net of related tax effects	(4,016)	(4,813)	(13,592)	(15,583)

Pro forma net income (loss)	$10,708	$2,525	$12,801	$(163,172)

Earnings (loss) per share:
Basic and Diluted — as reported	$0.11	$0.06	$0.20	$(1.19)
Basic and Diluted — pro forma	$0.08	$0.02	$0.10	$(1.30)

(11) Goodwill and Intangible Assets

      In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company is required to test goodwill for impairment at the reporting unit level upon initial adoption and at least annually thereafter. As part of the Company’s ongoing compliance with SFAS No. 142, the Company, assisted by independent valuation consultants, completed its annual assessment of goodwill using a measurement date of January 1, 2003. The results of this annual assessment resulted in no impairment charge. The adoption of SFAS 142 effective January 1, 2002 resulted in an impairment charge of $117.8 million.

      Intangible asset balances at September 28, 2003 and December 29, 2002 were as follows:

	September 28,	December 29,
	2003	2002

	(In thousands)
Patents	$94,795	$96,342
Less: Accumulated amortization	(27,274)	(19,901)

Net patents	67,521	76,441
Licenses	48,175	46,537
Less: Accumulated amortization	(9,289)	(7,134)

Net licenses	38,886	39,403
Core technology	208,691	208,692
Less: Accumulated amortization	(43,123)	(30,478)

Net core technology	165,568	178,214

Net amortizable intangible assets	271,975	294,058
Non-amortizable intangible assets	183,397	183,397
Net goodwill	990,411	962,319

Total intangible assets	$1,445,783	$1,439,774

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Warranty Reserves

      The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. A summary of warranty reserve activity for the nine months ended September 28, 2003 is as follows:

(In thousands)
Balance at December 29, 2002	$8,645
Provision	4,025
Charges	(4,708)
Foreign exchange and other	415

Balance at September 28, 2003	$8,377

(13) Taxes

      Pursuant to Accounting Principles Board Opinion No. 23, Accounting for Income Taxes — Special Areas (“APB 23”), and related interpretations with respect to corporate earnings permanently reinvested offshore. Pursuant to APB 23, the Company does not accrue tax for the repatriation of its foreign earnings that we considered to be permanently reinvested outside of the United States. As of September 28, 2003, the amount of earnings for which no repatriation tax cost provision has been provided was approximately $400 million.

(14) Guarantor Financial Information

      The Company has outstanding $300 million in aggregate principal amount of 8 7/8% Senior Subordinated Notes (the “8 7/8% Notes”) due 2013. The Company’s payment obligations under the 8 7/8% Notes are fully and unconditionally guaranteed by some of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, income statement, balance sheet and statements of cash flow information for the Company (“Parent Company Only”), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Income Statement

	Three Months Ended September 28, 2003

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Sales	$52,505	$168,359	$185,379	$(39,158)	$367,085
Cost of sales	41,550	109,488	102,665	(39,158)	214,545
Research and development expenses	922	11,623	7,563	—	20,108
Selling, general and administrative expenses	8,035	36,759	46,892	—	91,686
Other operating (income) expense, net	1,589	7,353	(2,113)	—	6,829

Operating income from continuing operations	409	3,136	30,372	—	33,917
Other expenses (income) net	9,059	1,805	2,423	—	13,287

Income (loss) from continuing operations before income taxes	(8,650)	1,331	27,949	—	20,630
Provision (benefit) for income taxes	(2,412)	378	8,533	—	6,499

Income (loss) from continuing operations	(6,238)	953	19,416	—	14,131
Equity earnings (loss) from subsidiaries, net of tax	20,369	19,416	—	(39,785)	—
Gain from discontinued operations, net of income taxes	138	—	—	—	138

Net income (loss)	$14,269	$20,369	$19,416	$(39,785)	$14,269

Consolidating Income Statement

	Nine Months Ended September 28, 2003

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Sales	$157,781	$459,007	$563,867	$(77,997)	$1,102,658
Cost of sales	124,492	287,971	323,899	(77,997)	658,365
Research and development expenses	3,017	35,196	24,624	—	62,837
Selling, general and administrative expenses	28,668	112,187	141,187	—	282,042
Other operating (income) expense, net	151	18,934	(2,879)	—	16,206

Operating income from continuing operations	1,453	4,719	77,036	—	83,208
Other expenses net	18,644	15,799	7,351	—	41,794

Income (loss) from continuing operations before income taxes	(17,191)	(11,080)	69,685	—	41,414
Provision (benefit) for income taxes	(4,802)	(3,095)	21,150	—	13,253

Income (loss) from continuing operations	(12,389)	(7,985)	48,535	—	28,161
Equity earnings (loss) from subsidiaries, net of tax	40,550	48,535	—	(89,085)	—
Loss from discontinued operations, net of income taxes	(3,132)	—	—	—	(3,132)

Net income (loss)	$25,029	$40,550	$48,535	$(89,085)	$25,029

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Income Statement

	Three Months Ended September 29, 2002

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Sales	$60,623	$146,838	$171,607	$(13,057)	$366,011
Cost of sales	44,687	89,101	98,525	(13,057)	219,256
Research and development expenses	370	12,082	8,053	—	20,505
Selling, general and administrative expenses	17,018	41,147	44,271	—	102,436
Other operating (income) expense, net	1,602	8,094	(2,576)	—	7,120

Operating income (loss) from continuing operations	(3,054)	(3,586)	23,334	—	16,694
Other expenses (income) net	(15,195)	16,393	3,533	—	4,731

Income (loss) from continuing operations before income taxes	12,141	(19,979)	19,801	—	11,963
Provision (benefit) for income taxes	3,480	(6,764)	5,497	—	2,213

Income (loss) from continuing operations	8,661	(13,215)	14,304	—	9,750
Equity earnings (loss) from subsidiaries, net of tax	1,089	14,304	—	(15,393)	—
Loss from discontinued operations, net of income taxes	(2,604)	—	—	—	(2,604)

Net (loss) income	$7,146	$1,089	$14,304	$(15,393)	$7,146

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Income Statement

	Nine Months Ended September 29, 2002

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Sales	$173,741	$448,048	$519,491	$(45,880)	$1,095,400
Cost of sales	130,375	286,156	292,366	(45,880)	663,017
Research and development expenses	2,510	38,236	24,169	—	64,915
Selling, general and administrative expenses	34,156	144,937	143,891	—	322,984
Other operating (income) expense, net	2,505	27,341	(4,569)	—	25,277

Operating income (loss) from continuing operations	4,195	(48,622)	63,634	—	19,207
Other expenses (income) net	(15,171)	37,756	4,197	—	26,782

Income (loss) from continuing operations before income taxes	19,366	(86,378)	59,437	—	(7,575)
Provision (benefit) for income taxes	5,564	(25,506)	17,200	—	(2,742)

Income (loss) from continuing operations	13,802	(60,872)	42,237	—	(4,833)
Equity earnings (loss) from subsidiaries, net of tax	(129,535)	(9,635)	—	139,170	—
Loss from discontinued operations, net of income taxes	(26,677)	—	—	—	(26,677)

Income (loss) before effect of accounting change	(142,410)	(70,507)	42,237	139,170	(31,510)
Effect of accounting change, net of income taxes	(6,900)	(59,028)	(51,872)	—	(117,800)

Net (loss) income	$(149,310)	$(129,535)	$(9,635)	$139,170	$(149,310)

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

	September 28, 2003

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)
	(In thousands)
Current assets:
Cash and cash equivalents	$26,079	$467	$114,770	$—	$141,316
Accounts receivable, net	18,900	53,720	191,641	—	264,261
Inventories	21,546	87,904	89,705	—	199,155
Other current assets	90,301	32,438	35,047	—	157,786
Current assets of discontinued operations	9,573	—	—	—	9,573

Total current assets	166,399	174,529	431,163	—	772,091
Property, plant and equipment, net	29,138	159,395	88,985	—	277,518
Investments	8,216	1,494	1,868	—	11,578
Intangible assets	32,725	1,101,912	311,146	—	1,445,783
Intercompany receivable (payable), net	(1,006,330)	747,939	258,391	—	—
Investment in subsidiary	2,754,884	809,839	—	(3,564,723)	—
Other assets	67,601	2,713	9,880	—	80,194
Long-term assets of discontinued operations	2,160	—	—	—	2,160

Total assets	$2,054,793	$2,997,821	$1,101,433	$(3,564,723)	$2,589,324

Current liabilities:
Short-term debt	$2,650	$—	$1,941	$—	$4,591
Accounts payable	26,795	41,350	65,558	—	133,703
Accrued restructuring and integration costs	—	16,953	—	—	16,953
Accrued expenses	113,751	83,598	94,961	—	292,310

Total current liabilities	143,196	141,901	162,460	—	447,557
Long-term debt	564,745	—	—	—	564,745
Long-term liabilities	45,985	101,036	129,134	—	276,155
Long-term liabilities of discontinued operations	2,235	—	—	—	2,235
Total stockholders’ equity	1,298,632	2,754,884	809,839	(3,564,723)	1,298,632

Total liabilities and stockholders’ equity	$2,054,793	$2,997,821	$1,101,433	$(3,564,723)	$2,589,324

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

	December 29, 2002

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Current assets:
Cash and cash equivalents	$27,745	$6,981	$95,889	$—	$130,615
Cash held in escrow	186,483	—	—	—	186,483
Accounts receivable, net	33,188	57,486	213,973	—	304,647
Inventories	22,042	91,354	92,059	—	205,455
Other current assets	87,876	32,637	31,624	—	152,137
Current assets of discontinued operations	12,006	—	—	—	12,006

Total current assets	369,340	188,458	433,545	—	991,343

Property, plant and equipment, net	36,760	170,183	97,079	—	304,022
Investments	10,485	1,494	2,319	—	14,298
Intangible assets	27,462	1,123,061	289,251	—	1,439,774
Intercompany receivable (payable), net	(378,326)	155,664	222,662	—	—
Investment in subsidiary	2,123,065	762,110	—	(2,885,175)	—
Other assets	67,743	5,488	10,604	—	83,835
Long-term assets of discontinued operations	2,967	—	—	—	2,967

Total assets	$2,259,496	$2,406,458	$1,055,460	$(2,885,175)	$2,836,239

Current liabilities:
Short-term debt	$189,640	$—	$1,851	$—	$191,491
Accounts payable	21,294	59,326	65,670	—	146,290
Accrued restructuring and integration costs	3,719	22,910	14,119	—	40,748
Accrued expenses	127,614	95,287	93,526	—	316,427
Current liabilities of discontinued operations	2,718	—	—	—	2,718

Total current liabilities	344,985	177,523	175,166	—	697,674
Long-term debt	614,053	—	—	—	614,053
Long-term liabilities	45,977	105,870	118,184	—	270,031
Long-term liabilities of discontinued operations	2,137	—	—	—	2,137
Total stockholders’ equity	1,252,344	2,123,065	762,110	(2,885,175)	1,252,344

Total liabilities and stockholders’ equity	$2,259,496	$2,406,458	$1,055,460	$(2,885,175)	$2,836,239

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Cash Flow Statement

	Nine Months Ended September 28, 2003

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Operating Activities
Net cash provided by (used in) continuing operating activities	$71,173	$(688)	$15,250	$—	$85,735
Net cash provided by discontinued operating activities	3,837	—	—	—	3,837

Net cash provided by (used in) operating activities	75,010	(688)	15,250	—	89,572
Investing Activities
Cash withdrawn from escrow to pay debt	187,477	—	—	—	187,477
Proceeds from dispositions of property, plant & equipment, net	3,295	—	—	—	3,295
Capital expenditures	(907)	(5,826)	(4,461)	—	(11,194)
Settlement from dispositions of businesses, net	(846)	—	—	—	(846)
Proceeds of acquisitions, net of cash acquired	534	—	—	—	534

Net cash (used in) provided by continuing operations	189,553	(5,826)	(4,461)	—	179,266
Net cash provided by discontinued operations investing activities	1,400	—	—	—	1,400

Net cash (used in) provided by investing activities	190,953	(5,826)	(4,461)	—	180,666
Financing Activities
Payment of debt issuance costs	(1,725)	—	—	—	(1,725)
Payment of zero coupon convertible notes	(189,901)	—	—	—	(189,901)
Payment of term loan debt	(50,000)	—	—	—	(50,000)
Increase (decrease) in other debt facilities	(1,827)	—	90	—	(1,737)
Proceeds from issuance of common stock for	2,355	—	—	—	2,355
Cash dividends	(26,531)	—	—	—	(26,531)

Net cash (used in) provided by financing activities	(267,629)	—	90	—	(267,539)

Effect of exchange rates on cash and cash equivalents	—	—	8,002	—	8,002

Net increase (decrease) in cash and cash equivalents	(1,666)	(6,514)	18,881		10,701
Cash and cash equivalents at beginning of period	27,745	6,981	95,889	—	130,615

Cash and cash equivalents at end of period	$26,079	$467	$114,770	$—	$141,316

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Cash Flow Statement

	Nine Months Ended September 29, 2002

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Operating Activities
Net cash provided by (used in) continuing operating activities	$93,965	$18,001	$(50,004)	$—	$61,962
Net cash provided by discontinued operating activities	(6,495)	—	—	—	(6,495)

Net cash provided by (used in) operating activities	87,470	18,001	(50,004)	—	55,467
Investing Activities
Capital expenditures	(3,280)	(16,836)	(11,635)	—	(31,751)
Proceeds from the dispositions of property, plant and equipment	—	—	28,342	—	28,342
Settlement of dispositions of businesses, net	97,494	—	—	—	97,494
Cost of acquisitions, net of cash acquired	(39,208)	—	—	—	(39,208)
Proceeds from the sale of investments	3,242	—	—	—	3,242

Net cash (used in) provided by continuing operations from investing activities	58,248	(16,836)	16,707		58,119
Net cash used in discontinued operations investing activities	(5,200)	—	—	—	(5,200)

Net cash (used in) provided by investing activities	53,048	(16,836)	16,707		52,919
Financing Activities
Prepayment of zero coupon convertible notes	(84,440)	—	—	—	(84,440)
Prepayment of short-term debt	(123,683)	—	—	—	(123,683)
(Decrease) increase in other credit facilities	70,919	—	(5,717)	—	65,202
Proceeds from issuance of common stock	10,054	—	—	—	10,054
Purchases from issuance of common stock	(1,636)	—	—	—	(1,636)
Cash dividends	(26,436)	—	—	—	(26,436)

Net cash used in financing activities	(155,222)	—	(5,717)	—	(160,939)

Effect of exchange rate changes on cash and cash equivalents	—	—	11,852	—	11,852

Net increase (decrease) in cash and cash equivalents	(14,704)	1,165	(27,162)		(40,701)
Cash and cash equivalents at beginning of period	18,831	1,565	117,854	—	138,250

Cash and cash equivalents at end of period	$4,127	$2,730	$90,692	$—	$97,549

(15) Recently Issued Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. EITF Issue No. 00-21 applies to revenue arrangements entered into in the third quarter of 2003

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and thereafter. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s results of operations or financial condition.

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company has considered the requirements of FIN 46 and currently does not believe that the adoption of FIN 46 will have a material effect on its results of operations or financial condition.

(16) Contingencies

      The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts accrued will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

      On June 14, 2002 the Company sold its detection systems business to L-3 Communications Corporation (“L-3”). L-3 and certain of its affiliates have been named as defendants in litigation arising out of the terrorist attacks on September 11, 2001. Among the claims in that litigation are allegations that there were defects in the products of the Company’s detection systems business that was sold to L-3. L-3 has asserted that the Company is contractually obligated to indemnify L-3 for any liability it may incur as a result of that litigation. The Company intends to contest these matters vigorously. The Company is currently unable, however, to determine whether resolution of these matters will have a material adverse impact on its financial position or on its consolidated results of operations. Therefore, the Company is unable to reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

      The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period in which the Company’s responsibility is established and the cost can be reasonably estimated. The Company had accrued $6.9 million as of September 28, 2003, representing management’s estimate of the total cost of ultimate disposition of environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to ten years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company’s financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may be incurred, the potential exposure is not expected to be materially different than the amounts recorded.

      The Company has received Internal Revenue Service (“IRS”) notices asserting federal income tax deficiencies for 1997 and 1998. The Company is challenging many of the deficiencies. The Company believes that the ultimate outcome of the notices will not have a material impact on the consolidated results of operations or financial position of the Company.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Continuing Operations — Three Months and Nine Months Ended September 28, 2003 Versus Three and Nine Months Ended September 29, 2002

Sales

      Sales for the third quarter of 2003 were $367.1 million versus $366.0 million for the third quarter 2002, an increase of $1.1 million or 0.3%. Changes in foreign exchange rates increased sales in the quarter ended September 2003 by approximately 4%. The quarter over quarter increase in sales was also attributable to increased sales of our environmental and chemical analysis products and growth in our OneSource™ laboratory service business, both served by our Life and Analytical Sciences segment, and increased sales in the specialty lighting and digital imaging products within our Optoelectronics segment. These increases were offset by decreased sales in the genetic screening and pharmaceutical markets within our Life and Analytical Sciences segment, the sensors market within our Optoelectronics segment, and the aerospace and semiconductor markets within our Fluid Sciences segment. For the nine-month period ended September 28, 2003 sales were $1,102.7 million versus $1,095.4 million for the comparable period in 2002, an increase of $7.3 million or 0.7%. Foreign exchange rates increased sales in the nine-months ended September 28, 2003 by approximately 5%, primarily related to the European currencies. We also experienced period over period sales growth within our digital imaging, sensors and specialty lighting markets within our Optoelectronics segment and the genetic screening, environmental and chemical analysis products and our OneSource™ laboratory service business served by our Life and Analytical Sciences segment offset by decreases in sales in our pharmaceutical markets within our Life and Analytical Sciences segment and our aerospace and semiconductor markets within our Fluid Sciences segment.

Cost of Sales

      Cost of sales for the third quarter of 2003 was $214.5 million versus $219.3 million for the third quarter 2002, a decrease of $4.7 million or 2%. As a percentage of sales, cost of sales decreased to 58% in the third quarter of 2003 from 60% in the third quarter of 2002, resulting in an increase in gross margin for the third quarter 2003 as compared to the third quarter 2002. The third quarter gross margin increase, when compared to the third quarter of 2002, was due primarily to improved factory performance and cost productivity associated with headcount reductions. For the nine-month period ended September 28, 2003 cost of sales were $658.4 million versus $663.0 million for the comparable period of 2002, a decrease of $4.7 million or 0.7%. As a percentage of sales, cost of sales decreased to 60% for the nine-month period in 2003 versus 61% for the nine-month period in 2002. The increase in gross margin for the nine-month period was attributable to a $17.2 million inventory adjustment recorded in the first quarter of 2002 within our Optoelectronics segment and improved factory performance and cost productivity associated with headcount and facility reductions in our Life and Analytical Sciences and Optoelectronics segment in the third quarter of 2003. These increases were partially offset in the first and second quarters of 2003 by a shift in product mix to sales of lower margin products and lower capacity utilization in our Life and Analytical Sciences segment.

Research and Development Expenses

      Research and development expenses for the third quarter of 2003 were $20.1 million versus $20.5 million in the third quarter of 2002. For the nine-months ended September 28, 2003, research and development expenses were $62.8 million versus $64.9 million for the comparable period in 2002. As a percentage of sales, research and development expenses have remained at 6% for all periods. We directed research and development efforts during all of these periods primarily toward genetic screening and biopharmaceutical end markets within our Life and Analytical Sciences reporting segment and medical digital imaging and industrial sensors within our Optoelectronics. We expect to continue to direct our research and development effort with an emphasis on the health sciences end markets.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the third quarter of 2003 were $91.7 million versus $102.4 million for the third quarter of 2002, a decrease of $10.8 million, or 10%. As a percentage of sales, selling, general and administrative expenses decreased to 25% in the third quarter of 2003 from 28% in the third quarter of 2002. For the nine-months ended September 28, 2003, selling, general and administrative expenses were $282.0 million versus $323.0 million for the comparable period in 2002, representing a decrease of $40.9 million, or 13%. As a percentage of sales, selling, general and administrative expenses decreased to 26% for the nine-month period in 2003 versus 29% for the nine-month period in 2002. The decreases in both 2003 periods were due primarily to cost savings from headcount reductions resulting from our Life and Analytical Sciences integration and increased focus on cost controls throughout the Company in 2003, offset in part by increased foreign selling, general and administrative expenses attributable to foreign exchange rates. The decrease in selling, general and administrative expenses for the nine months ended September 28, 2003, as compared to the comparable period in 2002, also reflects approximately $3.2 million in integration charges recorded in the first quarter of 2002 related to our acquisition of Packard Bioscience Company in November 2001 for which there was no corresponding charge during the 2003 period.

Restructuring (Reversals) Charges, Net

      During the fourth quarter of 2002, we combined our Life Sciences and Analytical Instruments business units into a new integrated business named Life and Analytical Sciences. We combined our Life Sciences and Analytical Instruments businesses to improve our operational scale, which we believe will enable us to better serve our customers and more fully capitalize on the strengths of the businesses’ sales, service and research and development organizations. In connection with the formation of our Life and Analytical Sciences segment, we recorded in 2002 a $26.0 million restructuring charge to reflect workforce reductions, facility closures and contract terminations.

      In the third quarter of 2003, we recorded a net restructuring charge of $0.2 million. This net charge is made up of $0.5 million in incremental severance recorded in connection with our 2003 Restructuring Plan for our Life and Analytical Sciences segment offset by a $0.3 million reversal relating to the Fluid Sciences 2002 Restructuring Plan for slight changes in the restructuring plan resulting in less than expected headcount reductions and lower severance costs.

      For the nine months ended September 2003, we had a net restructuring reversal of approximately $3.0 million. The majority of this net reversal was a result of a reversal of $5.8 million in the 2002 Restructuring Plan and was due to lower than expected severance payments. This reversal was offset by $0.6 million in higher than anticipated charges relating to the 2001 Restructuring Plan and $2.2 million in new charges associated with the 2003 Restructuring Plan.

      We expect a majority of our remaining planned restructuring actions will occur over the remainder of 2003 with the exception of our European severance obligations that will be paid by the second quarter of 2004 and a number of lease obligations that will extend beyond the second quarter of 2004. We expect to make all cash payments with available cash. A rollforward of the reserve activity can be found in the notes to our condensed consolidated financial statements.

Gains on Dispositions

      During the third quarter of 2003, we recognized a $0.4 million previously deferred gain from a transaction on the sale of a business. During the nine months ended September 28, 2003, we recognized a $1.4 million net gain from the sales of buildings, a $0.4 million net gain from a residual transaction on the sale of a business and a previously deferred $0.3 million gain from the sale of a separate business. We did not recognize any gains on dispositions within continuing operations during the third quarter of 2002. During the nine month period ended September 29, 2002, we sold three buildings that resulted in a net gain of $4.4 million and recognized $0.8 million in previously deferred gains from a sale of a business.

Gain (Loss) on Debt Retirement

      During the three and nine-month periods ended September 29, 2002 we recognized a $6.7 million gain realized on the repurchase of a portion of our zero coupon convertible debentures. In addition, during the nine-month period ended September 29, 2002 we recorded $5.5 million in expenses associated with our early redemption of $118 million in aggregate principal amount of senior subordinated notes that we assumed in our acquisition of Packard, which was completed in the first quarter of 2002

Interest and Other Expense, Net

      Interest and other expense, net for the third quarter of 2003 was $13.3 million versus $11.5 million for the third quarter of 2002, an increase of $1.8 million or approximately 15%. The increase in the third quarter of 2003 was due primarily to increased interest expense totaling $11.9 million in 2003 versus $6.9 million in the third quarter of 2002 driven by higher average borrowing rates due to new debt financing completed in December of 2002, a write-down of an equity investment of $0.5 million and the acceleration in the amortization of debt issuance costs of $0.4 million as a result of a partial prepayment of our term debt during the third quarter of 2003. These increases were offset by the inclusion in the three months ended September 2002 of a $2.3 million charge for previously capitalized expenses recorded in connection with disposal activities associated with our Fluid Science business.

      For the nine-months ended September 28, 2003 interest and other expense, net was $41.8 million versus $28.0 million for the comparable period in 2002, representing an increase of $13.8 million or 49%. The increase in interest and other expense, net for the first nine months of 2003 was primarily due to increased interest expense totaling $38.3 million in 2003, versus $21.9 million in the nine months ended September 2002, driven by higher average borrowing rates due to new debt financing completed in December of 2002 and the acceleration in the amortization of debt issuance costs of $1.1 million as a result of a partial prepayment of our term debt during 2003, offset in part by gains in foreign exchange transactions.

Provision/ Benefit for Income Taxes

      The provision for income taxes was $6.5 million for the third quarter of 2003 versus $2.2 million for the third quarter of 2002. The provision for income taxes was $13.3 million for the nine-month period ended September 28, 2003 versus a benefit of $2.7 million for the nine-month period ended September 29, 2002. The effective tax rate was 32.0% during the nine month period ended September 28, 2003 compared to a rate of 36.2% in the nine-month period ended September 29, 2002. The change in the year to date effective tax rates resulted from differing geographic patterns of earnings, the relative impact of permanent book-tax differences and other tax attributes and the lower 2002 profit before tax.

      Pursuant to Accounting Principles Board Opinion No. 23, Accounting for Income Taxes — Special Areas, the Company does not accrue tax for the repatriation of its foreign earnings that we considered to be permanently reinvested outside of the United States. As of September 29, 2003, the amount of earnings for which no repatriation tax cost provision has been made was approximately $400 million.

Effect of Accounting Change

      We adopted SFAS No. 142 as of the beginning of fiscal 2002 and have accordingly ceased the amortization of goodwill and indefinite-lived intangible assets. During the second quarter of 2002, we completed transitional implementation of the impairment of the testing provisions of SFAS No. 142, which resulted in a $117.8 million after-tax charge for goodwill associated with the lighting reporting unit within our Optoelectronics business unit. In accordance with the provisions of SFAS No. 142, we have reported this charge as the effect of an accounting change as of the beginning of fiscal 2002. In addition, as part of our on going compliance with SFAS No. 142 we completed our annual assessment of goodwill using a measurement date of January 1, 2003. This annual assessment did not result in an impairment charge.

Segment Results of Operations

      In the fourth quarter of 2002, we announced plans to combine our Life Sciences and Analytical Instruments businesses into one business, Life and Analytical Sciences, with changes to organizational strategy, processes and systems expected during 2003. In the second quarter of 2003, we executed many of these changes, including the integration of facilities, management reporting and systems integration. The two segments have now been aggregated into one reporting segment for financial statement purposes as discrete financial information is now only available on a combined basis. For comparative purposes we have disclosed our Life Sciences and Analytical Science business as one reporting segment for all periods presented.

      As discussed earlier, we report our continuing operations as three segments, reflecting our management methodology and structure. We have reflected our Security and Detection Systems business, previously reported as part of our Life and Analytical Sciences segment, as a discontinued operation in our consolidated financial statements for the three and nine-months ended September 29, 2002, and we have reflected our Telecommunications Component business and Entertainment Lighting business, previously reported as part of our Optoelectronics segment, as discontinued operations in our consolidated financial statements for all periods presented. We sold our Security Detection Systems business and abandoned our Telecommunications Component business in June 2002. We sold a substantial portion and abandoned the remaining assets of our Entertainment Lighting business in June 2003. The accounting policies of our reporting segments are the same as those described in our annual report on Form 10-K for the fiscal year ended December 29, 2002. We evaluate performance based on profitability of the respective reporting segments. Following is a summary analysis of the material changes in operating results by reporting segment for the three months and nine months ended September 28, 2003 versus the comparable periods ended September 29, 2002.

Life and Analytical Sciences

      Sales for the third quarter of 2003 were $235.1 million versus $232.9 million for the third quarter of 2002, representing an increase of $2.2 million or 1.0%. Changes in foreign exchange rates primarily related to the European currencies increased sales by approximately 4%. The quarter over quarter increase in sales was also attributable to increased sales of our environmental and chemical analysis products and growth in our OneSource laboratory service business. These were offset by declines in sales of genetic screening, due to timing of orders, and drug discovery, due to softness within the pharmaceutical research and development end markets. For the nine-month period ended September 28, 2003 sales were $713.3 million versus $718.1 million for comparable period in 2002, representing a decrease of $4.8 million or 0.7%. The decrease in the nine month period ended September 28, 2003 as compared to the nine month period ended September 29, 2002 were primarily due to declines in sales of drug discovery business due to softness within the pharmaceutical research and development end markets. These declines were partially offset by increased sales in our genetic screening, environmental and chemical products and growth of our OneSource laboratory service business and by favorable changes in the foreign exchange rates, which increased sales by approximately 5%, primarily related to the European currencies.

      Operating profit for the third quarter of 2003 was $21.3 million versus an operating profit of $9.6 million for the third quarter of 2002, representing an increase of $11.8 million or 123%. The increase reflects the effect of cost savings associated with the integration of our Life Sciences and Analytical Instruments businesses primarily due to headcount and facility reduction, increased cost controls and higher prices. Amortization of intangibles was $6.5 million for the third quarter of 2003 versus $6.6 million for the third quarter of 2002.

      Operating profit for the nine months ended September 28, 2003 was $53.6 million versus an operating profit of $30.3 million for the nine months ended September 29, 2002, representing an increase of $23.3 million or 77%. The period over period increase in operating profit was primarily due to the effect of cost savings associated with the integration of our Life Sciences and Analytical Instruments businesses primarily due to headcount and facility reductions, increased cost controls and higher prices and the inclusion in the nine months ended September 29, 2002 of $5.5 million in restructuring charges compared to a $2.1 million benefit in 2003. Amortization of intangibles was $19.5 million for the nine months ended September 28, 2003 versus $19.6 million for the nine months ended September 29, 2002.

Optoelectronics

      Sales for the third quarter of 2003 were $88.1 million versus $84.3 million for the third quarter of 2002, representing an increase of $3.8 million or 4.5%. The increase in sales was primarily due to increased sales in our digital imaging and specialty lighting products offset by a decline in sales in our sensors business. For the nine-month period ended September 28, 2003 sales were $260.8 million versus $236.5 million for comparable period in 2002, representing an increase of $24.3 million, or 10.3%. The increases in sales were primarily due to increased sales in major product lines, including digital imaging and specialty lighting.

      Operating profit for the third quarter of 2003 was $10.9 million versus an operating profit of $6.2 million for the third quarter 2002, representing an increase of $4.7 million or 76%. The quarter over quarter increase in operating profit was primarily due to increased sales and the associated higher production capacity utilization as well as improved factory performance and the effects of headcount reductions and cost controls. Amortization of intangibles was $0.3 million for the third quarter of both 2003 and 2002.

      Operating profit for the nine-month period ended September 28, 2003 was $30.7 million versus an operating loss of $11.7 million for the nine months ended September 29, 2002, representing an increase of $42.4 million. The increase in operating profit in the nine-month period ended September 28, 2003, as compared to the comparable period in 2002, was primarily due to increased sales, higher production capacity utilization, the effects of headcount reductions and cost controls and the inclusion in the 2002 period of a $17.2 million inventory adjustment taken in the first quarter 2002. Amortization of intangibles was $0.9 million in the nine months ended September 28, 2003 versus $1.0 million in the nine months ended September 29, 2002.

Fluid Sciences

      Sales for the third quarter of 2003 were $43.9 million versus $48.8 million for the third quarter of 2002, representing a decrease of $4.9 million or 10%. For the nine-month period ended September 28, 2003, sales were $128.5 million versus $140.9 million for comparable period in 2002, representing a decrease of $12.3 million or 8.7%. The decrease in the three-month and nine-month periods ended September 28, 2003 and September 29, 2002 were primarily due to declines in sales to the aerospace and semiconductor markets.

      Operating profit for the third quarter of 2003 was $5.6 million versus an operating profit of $5.4 million for the third quarter of 2002, representing an increase of $0.2 million or 3.1%. The increase in operating profit in the three-month period ended September 2003, as compared to the comparable period in 2002, was due primarily to the effect of cost cutting and productivity measures including production movement to Asia.

      For the nine months ended September 28, 2003, operating profit was $11.1 million versus an operating profit of $12.7 million for the nine months ended September 29, 2002, representing a decrease of $1.6 million or 12.5%. The decrease in operating profit in the nine month period ended September 28, 2003, as compared to the comparable period in 2002, was due primarily to the overall decline in sales and a shift in product mix to lower margin products in the semiconductor assembly business offset in part, by the inclusion in the first quarter 2002 of start up costs associated with our operations in Asia. Amortization of intangibles was $0.2 million in each of the quarters ended September 2003 and 2002. Amortization of intangibles was $0.9 million in the nine months ended September 28, 2003 and $0.6 million in the nine months ended September 29, 2002.

Liquidity and Capital Resources

      As a result of our focus on cash flow and debt repayment, we have been able to both increase our cash flow and reduce our debt levels in the nine-months ended September 28, 2003. These actions have allowed us to improve our overall liquidity. However, we require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities. Our principal sources of funds are from our operations and the capital markets, particularly the debt markets. In the near-term, we anticipate that our operations will continue to generate more than enough cash to fund our operating expenses, capital expenditures and interest payments on our debt. Excess cash flow beyond our operating needs will be used for a variety of purposes included, but not limited to, debt repayment. In the long-term, we expect to use internally generated funds and external sources to satisfy our debt and other long-term liabilities.

      Principal factors that could affect the availability of our internally generated funds include:

•	deterioration of sales of our products and services,

•	changes in working capital requirements, and

•	our ability to repatriate cash balances, if necessary, from our foreign subsidiaries in a cost effective manner for use in settling domestic obligations.

      Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in our borrowing arrangements,

•	a ratings downgrade, which would limit our ability to borrow under our accounts receivable facility and our overall access to the corporate debt market, and

•	volatility in the markets for corporate debt.

      Operating Activities. Net cash generated by continuing operations operating activities was $85.4 million for the nine months ended September 28 2003 versus net cash generated by continuing operations operating activities of $62.0 million during the comparable period in 2002. The increase of $23.4 million in net cash generated by continuing operations operating activities for the nine-month period ended September 29, 2003 as compared to the nine-month period ended September 29, 2002 was primarily due to increased profitability of operations, better accounts receivable management including increases resulting from use of our accounts receivable securitization facility and a reduction in restructuring payments offset by negative inventory, accounts payable movements and a large tax refund received in 2002.

      Investing Activities. In the nine months ended September 28, 2003, we withdrew $187.5 million of cash from escrow in connection with the retirement of our outstanding zero coupon convertible debentures. In the first nine months of 2003, we also made capital expenditures of $11.2 million, mainly in the areas of tooling and productivity improvements along with system and facility costs related to integration activities. Capital expenditures for the nine-month period ended September 29, 2002 were $31.8 million. The decrease in capital expenditures in 2003 period was due primarily to a significant decrease during 2003 of both facilities relocations and information technology system upgrades. In addition, during the six months ended June 29, 2003 we sold a building made redundant due to integration activities for cash proceeds of $3.3 million. We anticipate that our capital expenditure activity in the fourth quarter of 2003 will be similar to our activity in the first three quarters of the year, but this is dependent on economic conditions.

      Financing Activities. In the nine months ended September 28 2003, we used $187.5 million of cash withdrawn from an escrow account along with approximately $2.4 million of available cash to pay off our outstanding zero coupon convertible debentures. Debt reductions in the first nine months of 2003 also included $50.0 million of cash used to prepay a portion of our term loan. In addition, during the nine-month period ended September 28, 2003 we paid $26.5 million in dividends.

Borrowing Arrangements

      Senior Secured Credit Facility. In 2002, we entered into a senior credit facility comprising a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. During the nine month period ended September 28, 2003 we paid $50 million of the term loan. This credit facility is secured primarily by a substantial portion of our and our subsidiaries’ domestic assets.

      The interest rates applicable to the term loan and the revolving credit facility are equal to a rate calculated by adding a margin to either the Eurodollar rate or a base rate, that is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The applicable margin for the term loan is 400 basis points for the Eurodollar rate and 300 basis points for the base rate. The applicable margins for the term loan and revolving credit facility are determined based upon our leverage ratio, as defined in our credit agreement, and will be reduced by 50 basis points if we achieve a specified decrease in that ratio. We may allocate all or a portion of our indebtedness under the senior credit facility to interest based upon the margin over the Eurodollar rate or the base rate. At September 28, 2003, the Eurodollar rate was approximately 112 basis points and the base rate was 400 basis points. The term loan is repayable in nominal quarterly installments until December 2007, and thereafter in four equal quarterly installments until December 2008. The revolving credit facility is available to us through December 2007 for our working capital needs. At September 28, 2003 we had not borrowed under the revolving credit facility.

      Our senior credit facility contains covenants that require us to maintain specific financial ratios, including:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio,

•	a maximum senior leverage ratio, and

•	a maximum total leverage ratio.

      As of March 2003, we amended the financial definitions in our senior credit facility to more accurately reflect our understanding with the lenders. As of September 28, 2003, we were in compliance with all applicable covenants.

      8 7/8% Notes. We have outstanding $300.0 million in aggregate principal amount of our 8 7/8% senior subordinated notes. The notes, which mature in January 2013, are unsecured, but are guaranteed by substantially all of our domestic subsidiaries. Interest on these notes is payable semi-annually on January 15 and July 15, beginning July 15, 2003. If a change of control occurs, each holder of 8 7/8% notes may require us to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued interest. Before January 15, 2006, we may redeem up to 35% of the aggregate principal amount of our 8 7/8% notes with the net proceeds of specified public equity offerings at 108.875% of the principal amount of the notes, plus accrued interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem some or all of our 8 7/8% notes at any time on or after January 15, 2008, at a redemption price of 104.438%. The redemption price decreases to 102.958% on January 15, 2009, to 101.479% on January 15, 2010 and to 100% on January 15, 2011. The debt is subordinated to our senior credit facility and other existing and future senior subordinated indebtedness. Our 8 7/8% notes contain financial and other covenants. Most of these covenants terminate if the notes obtain an investment grade rating by Standard & Poor’s Rating Services and Moody’s Investors Service. As of September 28, 2003, we were in compliance with all applicable covenants.

      Zero Coupon Convertible Debentures. During 2002, we repurchased $344.7 million in accreted amount of our zero coupon convertible debentures due 2020 in open market purchases and through a December 2002 tender offer. We redeemed the remaining $157.4 million on August 7, 2003 in accordance with their terms. We used approximately $155.0 million held in escrow pursuant to the terms of our senior secured credit facility along with available cash of approximately $2.4 million, to redeem the zero coupon convertible debentures. As such, as of September 28, 2003, the zero coupon convertible debentures have been fully retired.

      6.8% Notes. As part of our 2002 debt refinancing transactions, we initiated a tender offer for all of our outstanding 6.8% notes. In December 2002, we completed the tender offer and repurchased all but $4.7 million of these notes. We paid consent payments pursuant to a consent solicitation we made concurrently with the tender offer. The consent solicitation eliminated substantially all of the restrictive covenants contained in the indenture governing our 6.8% notes. We may from time to time repurchase outstanding 6.8% notes through open market purchases, privately negotiated transactions or otherwise.

Receivables Securitization Facility

      In December 2001, we established a wholly owned consolidated subsidiary to purchase, on a revolving basis, certain of our accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. In September 2003, we amended the facility to increase total funding capacity from $50 million to $65 million to further expand our sources of liquidity. Amounts funded under this facility were $50.0 million at September 28, 2003 and $29.0 million at December 29, 2002. As of September 28, 2003, we had approximately $15 million of undrawn capacity available under the facility. As of September 28, 2003, the facility had an effective interest rate of approximately LIBOR plus 120 basis points. The facility includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At September 28, 2003, we had a senior unsecured credit rating of BB+ with a stable outlook from Standard & Poor’s Rating Services, and of Ba2 with a stable outlook from Moody’s Investors Service. Our accounts receivable securitization facility extends to January 31, 2004 at which time we anticipate that we will seek to further extend or replace the facility.

Dividends

      Our Board of Directors declared regular quarterly cash dividends of seven cents per share in the third quarters of 2003 and 2002. Our senior credit facility and the indenture governing our outstanding 8 7/8% senior subordinated notes contain restrictions that may limit our ability to pay our regular cash dividend in the future.

Critical Accounting Policies, Commitments and Certain Other Matters

      In our annual report on Form 10-K for the fiscal year ended December 29, 2002, we identify our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, loss provisions on doubtful accounts, valuation of long-lived assets, intangibles, including assets and goodwill, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes. We considered the disclosure requirements of Financial Release (“FR”) 60 regarding critical accounting policies and concluded that nothing materially changed during the quarter ended September 28, 2003 that would warrant further disclosure under that release. We considered the disclosure requirements of FR-61 regarding liquidity and capital resources, trading activities and related party/certain other disclosures and concluded that nothing materially changed during the nine-month period ended September 28, 2003, outside of the repurchase of our zero coupon convertible debentures discussed in Note 5 to the Unaudited Financial Statements, that would warrant further disclosure under that release.

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

      Some of the industries and markets into which we sell our products are cyclical. Industry downturns often are characterized by reduced product demand, excess manufacturing capacity and erosion of average selling prices and profits. Significant downturns in our customers’ markets and in general economic conditions have resulted in a reduced demand for several of our products and have hurt our operating results. For example, during 2002 and the first nine months of 2003, our operating results were adversely affected by downturns in many of the markets we serve, including the pharmaceutical, biomedical, semiconductor and aerospace markets. Current economic conditions have caused a decrease in capital spending by many of our customers, which in turn has adversely affected our sales and business. These trends are continuing in 2003.

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

Our debt may adversely affect our cash flow and may restrict our investment opportunities.

      As of September 28, 2003, we had approximately $569.3 million in outstanding indebtedness, excluding obligations under our accounts receivable securitization facility. Also, we have a $100.0 million revolving credit facility under which we have not borrowed.

      Our level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay the principal or interest in respect of our indebtedness. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

      Our leverage could have negative consequences, including:

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

      A portion of our indebtedness bears interest at floating rates. As a result, our interest payment obligations on this indebtedness will increase if interest rates increase.

      Our ability to satisfy our obligations and reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet these obligations or to successfully execute our business strategy. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, seek additional financing or equity capital, restructure or refinance our debt or sell assets. We may not be able to obtain additional financing or refinance existing debt or sell assets on terms acceptable to us or at all.

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

      Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented 51% of our total sales for the nine-months ended September 28, 2003 and 52% of our total sales in the fiscal year ended December 29, 2002. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

      As of September 28, 2003, our total assets included $1.4 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. These assets have historically been amortized on a straight-line basis over their estimated useful lives. In connection with our adoption of SFAS No. 142, we discontinued the amortization of goodwill and indefinite lived intangible assets beginning in fiscal 2002. Instead, we will test these items, at a minimum, on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned.

      During the second quarter of 2002, we completed our transitional implementation of the impairment testing provisions of SFAS No. 142, which resulted in a $117.8 million before-and-after-tax charge for goodwill associated with our lighting business. In accordance with the provisions of SFAS No. 142, we took this charge as the effect of an accounting change as of the beginning of fiscal 2002. In addition, as part of our on going compliance with SFAS No. 142, we, assisted by independent valuation consultants, completed our annual assessment of goodwill using a measurement date of January 1, 2003. The results of this annual assessment resulted in no impairment charge

      Future impairment testing may result in additional intangible asset write-offs, which could adversely affect our results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

     Market Risk

      We are exposed to market risks, relating to both currency exchange rates and interest rates. On occasion, in order to manage the volatility relating to these exposures, we may enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure supplements the disclosure provided under the heading, “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” in our annual report on Form 10-K for the fiscal year ended December 29, 2002.

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

(2) Our foreign subsidiaries, on occasion, invoice third-party customers in foreign currencies other than the functional currency in which they primarily conduct business. Movements in the invoiced currency as compared to the functional currency result in both realized and unrealized transaction gains or losses that directly impact our cash flows and our results of operations.

(3) Our manufacturing and distribution organization is multi-national in nature. Accordingly, inventories may be manufactured in one location, stored in another, and distributed in a third location. This can result in a variety of intercompany transactions — that are billed and paid in many different currencies. Our cash flows and our results of operations are therefore directly impacted by fluctuations in these currencies.

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

      Interest Rate Risk. Our debt portfolio includes both fixed rate and variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, (as they relate to interest) and our earnings. We may enter into swap arrangements to hedge our interest rate exposures or manage our fixed to floating interest rate mix. However, we currently have no interest rate swaps in place.

      Interest Rate Risk — Sensitivity — Our annual report on Form 10-K for the fiscal year ended December 29, 2002 presents sensitivity measures for our interest rate risk. We refer to the annual report on Form 10-K for the fiscal year ended December 29, 2002 for our sensitivity disclosure.

Item 4.	Controls and Procedures

      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 28, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      In papers dated July 1, 2002, Kevin Hatch filed a purported class action lawsuit in the United States District Court for the District of Massachusetts, Civil Action No. 02-11314 GAO, against PerkinElmer, Inc., Gregory L. Summe and Robert F. Friel, on behalf of himself and purchasers of the Company’s common stock between July 15, 2001 and April 11, 2002. The lawsuit seeks an unspecified amount of damages and claims violations of Sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934, alleging various statements made during the putative class period by the Company and its management were misleading with respect to the Company’s prospects and future operating results. At least eleven virtually identical lawsuits subsequently have been filed in the United States District Court for the District of Massachusetts against the Company. The Court granted the plaintiffs’ motion to consolidate these matters, and on January 13, 2003, the plaintiffs filed an amended complaint. On February 25, 2003, we and the other defendants filed a motion to dismiss the lawsuit. The motion was opposed by the plaintiffs, and oral arguments concerning the motion took place on May 5, 2003. On September 30, 2003, the Court issued a memorandum and order denying the motion to dismiss. On October 10, 2003, we and the other defendants filed a motion for reconsideration or, in the alternative, for an order allowing immediate appeal of certain issues to the appellate court. On October 23, 2003, the plaintiffs filed an opposition to the motion for reconsideration. Our and the other defendants’ answers to the amended complaint were filed on November 6, 2003. We believe that we have meritorious defenses to the lawsuits, and we intend to contest the actions vigorously. We are currently unable, however, to determine whether resolution of these matters will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

      On June 14, 2002 we sold our detection systems business to L-3 Communications Corporation (“L-3”). L-3 and certain of its affiliates have been named as defendants in litigation arising out of the terrorist attacks on September 11, 2001. Among the claims in that litigation are allegations that there were defects in the products of the detection systems business that we sold to L-3. L-3 has asserted that we are contractually obligated to indemnify L-3 for any liability it may incur as a result of that litigation. We intend to contest these matters vigorously. We are currently unable, however, to determine whether resolution of these matters will have a material adverse impact on our financial position or on our consolidated results of operations. Therefore, we are unable to reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10.1	Sixth Amendment, dated as of September 23, 2003, to the Receivables Sale Agreement, dated December 21, 2001, by and among PerkinElmer Receivables Company, as Seller, PerkinElmer, Inc., as Initial Collection Agent, the Committed Purchasers, Windmill Funding Corporation, and ABN AMRO Bank N.V., as agent for the Purchasers, is attached hereto as Exhibit 10.1.
10.2	Second Amendment, dated as of September 23, 2003, to the Purchase and Sale Agreement, dated as of December 21, 2001, by and among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer LAS, Inc., PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc., PerkinElmer Canada, Inc., Applied Surface Technology, Inc., PerkinElmer Automotive Research, Inc., and PerkinElmer Receivables Company, is attached hereto as Exhibit 10.2.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      On July 23, 2003, we furnished a Current Report on Form 8-K containing a copy of our press release dated July 23, 2003 announcing our earnings for the period ended June 29, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ ROBERT F. FRIEL

Robert F. Friel
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 12, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

10.1	Sixth Amendment, dated as of September 23, 2003, to the Receivables Sale Agreement, dated December 21, 2001, by and among PerkinElmer Receivables Company, as Seller, PerkinElmer, Inc., as Initial Collection Agent, the Committed Purchasers, Windmill Funding Corporation, and ABN AMRO Bank N.V., as agent for the Purchasers, is attached hereto as Exhibit 10.1.
10.2	Second Amendment, dated as of September 23, 2003, to the Purchase and Sale Agreement, dated as of December 21, 2001, by and among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer LAS, Inc., PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc., PerkinElmer Canada, Inc., Applied Surface Technology, Inc., PerkinElmer Automotive Research, Inc., and PerkinElmer Receivables Company, is attached hereto as Exhibit 10.2.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.