Form 10-K
period 2003-12-28
PERKINELMER INC
filed 2004-03-12
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

for Annual and Transition Reports Pursuant to
Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-5075

PerkinElmer, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2052042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
45 William Street, Wellesley, Massachusetts (Address of Principal Executive Offices)	02481 (Zip Code)

Registrant’s telephone number, including area code:

(781) 237-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 Par Value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

     The aggregate market value of the common stock, $1 par value per share, held by nonaffiliates of the registrant on June 27, 2003, was $1,607,947,370 based upon the last reported sale of the common stock on that date.

     As of March 1, 2004, there were outstanding, exclusive of treasury shares, 127,552,776 shares of common stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Perkinelmer, Inc.’s Proxy Statement for The Annual Meeting of Stockholders to be held on April 27, 2004, Part III of this Form 10-K

PART I

Item 1.	Business

Overview

      We are a leading provider of scientific instruments, consumables and services to the pharmaceutical, biomedical, environmental testing, chemical and general industrial markets. We design, manufacture, market and service products and systems within three businesses, each of which is its own reporting segment:

•	Life and Analytical Sciences. We are a leading provider of drug discovery, genetic screening, and environmental and chemical analysis tools, including instruments, reagents, consumables and services.

•	Optoelectronics. We provide a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

•	Fluid Sciences. We provide critical fluid control and containment systems for highly demanding environments such as turbine engines and semiconductor fabrication facilities.

      In fiscal 2003, we had $1,535.2 million in sales from continuing operations.

      We are a Massachusetts corporation, founded in 1947. Our headquarters are in Wellesley, Massachusetts, and we market our products, services and systems in more than 125 countries. As of December 28, 2003, we had approximately 10,000 employees. Our common stock is listed on the New York Stock Exchange (trading symbol: PKI), and we are a component of the S&P 500 Index.

      We maintain a website with the address http://www.perkinelmer.com/. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission.

Significant Developments

      As part of our efforts to refocus on our core businesses, we have taken the following significant measures in recent years.

      Life and Analytical Sciences. In October 2002, we formed our Life and Analytical Sciences business by combining our Life Sciences and Analytical Instruments businesses. We combined our Life Sciences and Analytical Instruments businesses to improve our operational scale, which we believe will enable us to better serve our customers and more fully capitalize on the strengths of the businesses’ sales, service and research and development organization. In the second quarter of 2003, we completed many of the changes involved in combining the two businesses, including the integration of facilities, management reporting and other systems. We achieved in excess of the original range of $12 to $25 million in pre-tax cost savings in fiscal 2003 from the combination of our Life Sciences and Analytical Instruments businesses relative to our fiscal 2002 cost levels. We are targeting additional pre-tax cost savings, from the combination, of between $5.0 million and $20.0 million in fiscal 2004 for a combined pre-tax cost savings of between $30.0 million and $45.0 million relative to our fiscal 2002 cost levels. Unforeseen factors may offset some or all of the estimated cost savings or other benefits from the integration. As a result, our actual cost savings, if any, could differ or be delayed, compared to our estimates.

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

      Telecommunications Components and Entertainment Lighting Businesses. In June 2002, our Board of Directors approved a plan to shut down our Telecommunications Components business, and a plan to sell our Entertainment Lighting business, as part of our continued efforts to focus on higher growth opportunities. We reflected these businesses as discontinued operations for all periods presented in this annual report on Form 10-K.

      In June 2003, we completed the sale of a substantial portion of our Entertainment Lighting business for cash consideration of $1.4 million and abandoned the remaining assets. We recorded a net loss of $1.7 million pursuant to this transaction in the second quarter of 2003 as a loss on the disposition of discontinued operations.

      Packard BioScience. In November 2001, we completed our acquisition of Packard BioScience Company for consideration of approximately $764.0 million, primarily from the issuance of approximately 22 million shares of our common stock and our assumption of $118.2 million in debt. The acquisition extended our capabilities, now within our Life and Analytical Sciences business unit, in liquid handling, high throughput screening and proteomics, and strengthened our position as a global provider of comprehensive drug discovery solutions.

Life and Analytical Sciences

      Our Life and Analytical Sciences business unit is a leading provider of drug discovery, genetic screening and environmental and chemical analysis tools, including instruments, reagents, consumables and services. Our instruments are used in daily applications for scientific research and clinical applications. Our research products provide the fundamental tools necessary for a variety of testing applications that are critical to the development of many of our customers’ new products.

      Our Life and Analytical Sciences business helps our customers solve complex analytical problems encountered in drug discovery, genetic screening and environmental and chemical analysis laboratories. In fiscal 2003, our Life and Analytical Sciences business generated sales of $1,003.7 million.

      For drug discovery, we offer a wide range of instrumentation, software and consumables, including reagents, based on our core expertise in fluorescent, chemiluminescent and radioactive labeling and the detection of nucleic acids and proteins.

      For genetic screening laboratories, we provide software, reagents and analysis tools to test for various inherited disorders. These clinical screening programs help prevent disease by identifying those most at risk. We sell our genetic screening solutions to public health authorities and private health care organizations around the world.

      For chemical analysis, we offer analytical tools employing technologies such as molecular and atomic spectroscopy, high-pressure liquid chromatography, gas chromatography and thermal analysis. Our instruments and related software applications measure a range of substances from bio-molecular matter to organic and inorganic chemicals. We sell these products to pharmaceutical manufacturers and customers in the environmental, food and beverage and chemical markets. These customers use our instruments in various applications to verify the identity, quality or composition of the materials they analyze.

      Principal Products. The principal products of our Life and Analytical Sciences business include:

•	The AAnalystTM series of atomic absorption spectrometers used by customers in the environmental and chemical industries, among others, to quantify the constituents of a sample using flame, graphite furnace, mercury or hydride analysis techniques.

•	Chemical and biological reagents, such as LANCETM and AlphaScreen assay technologies, fluorescent labeled probes, and cloned receptors, allowing a broad and flexible range of assays used in high throughput screening for drug discovery, functional genomics, proteomics, and genotyping.

•	DELFIA® Xpress, a fast and flexible random access analyzer for maternal health clinics and laboratories. This new instrument platform allows continuous loading and makes use of the highly sensitive and reliable DELFIA chemistry.

•	TurboMatrix Headspace Trap technology provides up to 100 times lower detection limits for gas chromatography and is used in environmental and petrochemical applications.

•	The ELAN® and OptimaTM families of inductively coupled plasma systems, are used for precision analysis of inorganic materials in the semi-conductor, petrochemical, environmental, food and agriculture industries.

•	ImageTrakTM, an automated fluorescent cellular imager with built-in liquid handling capability, for high throughput screening in drug discovery and research laboratories.

•	LABWORKSTM Laboratory Information Management System, a software application that enables scientists to store, share and create reports on instrument data in both small and large laboratory environments.

      New Products. New product releases by our Life and Analytical Sciences business include:

•	EnVision, a combination of luminescence homogenous assay technology with a high capacity high throughput screening plate reader that provides versatility and ease-of-use with high sensitivity and wide dynamic range.

•	UltraVIEW TM, a fully automated, high-resolution, live cell imaging system that allows for the observation and measurement of cellular and molecular processes in proteomics applications.

•	OneSourceTM service partnerships which enables our customers to improve service levels and standardize processes for critical laboratory equipment. By working with a single service provider, our customers simplify the administration of instrument service, while reaping the benefits of quality rapid response provided by our professional service engineers.

•	LumiTrak, an ultra high throughput inject and read luminescence imager which enables higher throughput and more robust and more economical screening of live cells for kinetic studies in drug discovery.

•	Piezorray, a non-contact microdispensing system designed specifically for making protein arrays. The system is able to pipette sub-nanoliter volumes to dense arrays in an accurate and reproducible method for researchers to analyze those arrays quantitatively.

•	prOTOFTM 2000 MALDI O-TOF mass spectrometer, features MALDI-TOF technology for the identification and characterization of proteins.

•	SpectrumTM Spotlight FT-IR Imaging System, provides chemical images for applications such as formulation testing, product performance testing, failure analysis and drug delivery analysis.

•	UV Winlab 4.0; UV WinLab ES, a software application that provides a structured approach to running UV/Vis analyses that mimics the workflow of a busy laboratory. This minimizes operator training and provides strict security and technical compliance, including audit trails and electronic signatures.

•	VictorTM Light, a single mode detector representing our first entry into the lower end, academic plate reader market and focusing on detecting the sensitivity and simplicity of the broad range luminescence assays possible in this user segment.

      Brand Names. Our Life and Analytical Sciences reporting segment offers its products under various brand names, including WallacTM, OneSourceTM, Packard®, NEN®, AAnalystTM, ClarusTM, LABWORKSTM, PYRISTM, SpectrumTM, OptimaTM, DELFIA®, ImageTrakTM, UltraViewTM, prOTOFTM, VictorTM and LANCETM.

Optoelectronics

      Our Optoelectronics business unit provides digital imaging, sensor and specialty lighting components to customers in biomedical, consumer products and other specialty end markets. For fiscal 2003, our Optoelectronics business unit generated sales of $351.8 million.

      We are a leading supplier of amorphous silicon digital x-ray detectors, a technology for medical imaging and radiation therapy. Amorphous silicon digital x-ray detectors replace film and produce improved image resolution and diagnostic capability for use in radiography, angiography, cardiac imaging and cancer treatment. Our sales of digital x-ray detectors to one customer represented a significant amount of our Optoelectronics business sales for fiscal years 2003, 2002 and 2001.

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

      Principal Products. The principal products of our Optoelectronics business include:

•	Health Sciences

—	Amorphous silicon digital x-ray detectors, an enabling technology for digital x-ray imaging that replaces film and produces improved image resolution and diagnostic capability in applications such as radiography, angiography and cancer treatments.

—	Cermax® xenon short arc lamps and fiber optic light sources used in diagnostic and surgical endoscopes, surgical headlamps, microscopes and photodynamic therapy systems.

—	A wide range of optical detectors and light sources used in analytical instruments, drug discovery tools and clinical diagnostic systems. The detectors include charge coupled devices, avalanche photodiodes, photodiode arrays, channel photo multipliers and our unique single photon counting module. The light sources include our Cermax xenon short arc lamps as well as our line of guided arc xenon flash lamps. We also produce ultraviolet-visible range spectrometer sub-systems based on the above components.

—	Gas detection sensors and sub-systems used in patient monitoring applications, also known as capnography, such as anesthesia gas and carbon dioxide.

—	Thermopile temperature sensors used in digital ear thermometers.

•	Industrial Products

—	Xenon flashtubes for use in digital still cameras, 35mm compact cameras and single-use cameras.

—	Optical sensors used in a variety of applications, including luggage screening, security and fire systems, laser printers and copiers, HVAC systems, automotive applications and smart weaponry.

—	Linear xenon and argon flashlamps used in solid state lasers in machine tools and other industrial applications.

—	Charge-coupled device cameras, which are used to detect defects in manufacturing processes, pilot vision systems and postal sorting.

      New Products. New product releases by our Optoelectronics business include:

•	Miniaturized photoflash technology for embedded mobile phone cameras and digital cameras: These high quality, compact xenon flash lamps and modules used in mobile phone and other digital cameras provide significant improvements over light emitting diodes, or LEDs, in increased light output and brightness levels, improved color temperature, reduced shutter speeds and lower cost.

•	Cermax® lamps for home theater and HDTV applications: Cermax Xenon lamps for mid-range to high-end home theater front-projection and rear-projection televisions, designed to provide manufacturers with long-life, superior-color temperature lamps at prices comparable to existing lower-performing high pressure mercury lamps.

•	Amorphous silicon flat panel detector for oncology. The amorphous flat panel detector is a digital X-ray detector using a glass substrate and is used in radiation oncology to deliver advanced, high-quality images.

•	ColdBlueTM: ColdBlue cooled imaging systems allow for high resolution detection of faint signals with its highest resolution in proteomic and life sciences research applications such as live cell imaging and protein expression.

      Brand Names. Our Optoelectronics reporting segment offers its products under various brand names, including Cermax®, HeimannTM, ColdBlueTM, Power Systems, Amorphous Silicon and Reticon®.

Fluid Sciences

      Our Fluid Sciences business is a leading provider of critical fluid control and containment systems for highly demanding environments such as turbine engines and semiconductor fabrication facilities. This business has an extensive network of strategic alliances with major original equipment manufacturers worldwide. For fiscal 2003, our Fluid Sciences business generated sales of $179.7 million.

      In the aerospace market, we are a leading provider of sealing and pneumatic systems for large commercial transport aircraft, military, business and regional jets. Most major aircraft and turbine engine manufacturers use our products to reduce leakage and improve reliability. For example, we design and produce high-pressure accumulators used to moderate pressure in hydraulic systems that provide additional hydraulic power when heavy demands are placed on the system. New fleet orders and maintenance on existing aircraft generally create demand for our aerospace products and services.

      In the semiconductor equipment market, we provide components, sub-assembly integration and processing services to many of the world’s leading semiconductor equipment manufacturers. Our bellows sealing and linear motion devices are used in more semiconductor wafer-processing equipment worldwide than any other brand. Building upon our understanding of our customers’ needs, we have expanded our product offerings to include a broad range of assemblies and related after-market services used in semiconductor wafer-processing equipment and maintenance.

      We also provide static and dynamic seals that reduce emissions and improve efficiency on many new power generation equipment platforms. Our fluid testing business has been providing fuel and lubricant testing services for almost 50 years to the gasoline refining and petrochemical industries.

      Principal Products. The principal products of our Fluid Sciences business include:

•	Rigid E-Seal JointsTM that have become the industry standard as a connection point for installation and removal of pneumatic ducts and attached equipment.

•	Flexible joints and ducting systems used in aircraft environmental control systems and for other engine bleed air system applications such as anti-icing and air starters.

•	Dynamic seals and aftermarket repair services, including pressure-balanced face seals, circumferential segmented seals, controlled gap clearance seals, hydrodynamic seals, swivel seals, brush seals and welded metal bellows seals.

•	A broad range of static seals, including C-Seals, E-SealsTM and U-Plex SealsTM that increase system efficiencies, minimize leakage and decrease the cost of sealing interfaces.

•	Bellows seals, devices and assemblies used as accumulators and aneroids, and for a variety of sensing, lifting, storage and compensating applications in aerospace, power generation and semiconductor equipment.

•	Solenoid valves and next-higher level assemblies that provide actuation or control on aircraft pneumatic, fuel and hydraulic systems.

•	Surface treatment processes for semiconductor wafer process equipment that reduce process variability and increase yield.

•	Patented, high-pressure, maintenance-free accumulator technology for emerging higher-pressure systems, which improves the life and reliability of aircraft accumulators and is less sensitive to fluid contamination.

•	Sealing solutions including swivel seals for fossil fuel drilling applications designed to reduce equipment downtime.

•	Valves for emerging fuel cell technology programs that enable customers to use higher pressures and control temperatures to improve fuel cell system performance.

      In addition, our Fluid Sciences business is experiencing increased opportunities to supply higher value, vertically integrated assemblies and after-market services to semiconductor wafer-processing equipment manufacturers.

      New Products. New product releases by our Fluid Sciences business include:

•	Volume compensator, a bellows device that allows for the necessary coolant fluid expansion in the Environmental Control System on commercial and military aircraft.

•	Centurion Swivel Seal for deepwater drilling rigs used in the energy industry. This new seal is designed to provide extended performance and may be replaced quickly thus reducing costly rig downtime.

      Brand Names. Our Fluid Sciences business offers its products under various brand names, including Belfab®, CallistoTM, CenturionTM, U-Plex SealsTM, E-SealsTM, Rigid E-Seal JointsTM and PressureScienceTM.

Marketing

      All of our businesses market their products and services through their own specialized sales forces. As of December 28, 2003, we had approximately 2,600 internally employed sales and service representatives operating in approximately 40 countries and marketing products and services in approximately 125 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

Raw Materials and Supplies

      Each of our businesses uses raw materials and supplies that are generally readily available in adequate quantities from domestic and foreign sources. We typically do not have long-term contracts with any of our suppliers. In some cases, we may rely on a single supplier for particular items, although we believe that we could obtain these items from alternative suppliers, if necessary.

Intellectual Property

      We own numerous United States and foreign patents and have patent applications pending in the United States and abroad. We also license intellectual property rights to and from third parties, some of which bear royalties and are terminable in specified circumstances. In addition to our patent portfolio, we possess a wide array of unpatented proprietary technology and know-how. We also own numerous United States and foreign trademarks, registered trademarks and trade names for a variety of our product names, and have applications for the registration of trademarks and trade names pending in the United States and abroad. We believe that patents and other proprietary rights are important to the development of each of our reporting segments, but we also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain the competitive position of each of our reporting segments. We do not believe that the loss of any one patent or other proprietary right would have a material adverse effect on our overall business or on any of our reporting segments.

      In some cases, we may participate in litigation or other proceedings to defend against or assert claims of infringement, to enforce our patents or our licensors’ patents, to protect our trade secrets, know-how or other intellectual property rights or to determine the scope and validity of our or third parties’ intellectual property rights. Litigation of this type could result in substantial cost to us and diversion of our resources. An adverse outcome in any litigation or proceeding could subject us to significant liabilities or expenses, require us to cease using disputed intellectual property or cease the sale of a commercial product or require us to license the disputed property from third parties. We are currently one of several parties defending litigation brought by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. alleging that our Life and Analytical Sciences business breached our distributorship and settlement agreements with the plaintiffs, infringed the plaintiffs’ patents, engaged in unfair competition and fraud and committed torts against the plaintiffs by, among other things, engaging in commercial development and exploitation of the plaintiffs’ patented products and technology, separately and together with the other defendants. On July 16, 2003, Enzo Life Sciences served its new complaint and we subsequently filed an answer denying the substantive allegations and including a counterclaim alleging that several of Enzo’s patents are invalid. See “Item 3. Legal Proceedings” for a discussion of this matter.

Backlog

      We believe that backlog is not a meaningful indicator of future business prospects for any of our business units due to the short lead time required on a majority of our sales. Therefore, we believe that backlog information is not material to an understanding of our business.

Competition

      Because of the wide range of our products and services, we face many different types of competition and competitors. This affects our ability to sell our products and services and the prices at which these products and services are sold. Our competitors range from large foreign and domestic organizations that produce a comprehensive array of goods and services and that may have greater financial and other resources than we do, to small firms producing a limited number of goods or services for specialized market segments.

      In our Life and Analytical Sciences reporting segment, we compete on the basis of service level, price, technological innovation, product differentiation, product availability and quality and reliability. Competitors range from multinational organizations with a wide range of products to specialized firms that in some cases have well-established market niches. We expect the proportion of large competitors in this reporting segment to increase through the continued consolidation of competitors.

      No single competitor competes directly with our Optoelectronics reporting segment across its full product range. However, we do compete with specialized manufacturing companies in the manufacturing and sale of specialty flashtubes and ultraspecialty lighting sources, photodetectors and photodiodes and switched power supplies. Competition is based on price, technological innovation, operational efficiency, and product reliability and quality.

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

      We believe we compete effectively in each of the areas in which our businesses experience competition.

Research and Development

      PerkinElmer-sponsored research and development expenditures were approximately $83.1 million during 2003, approximately $86.5 million during 2002 and approximately $80.1 million during 2001.

      We directed our research and development efforts in both 2003 and 2002 primarily in the genetic screening applications markets and the biopharmaceutical end markets within our Life and Analytical Sciences business, and in the medical digital imaging and industrial sensor markets within our Optoelectronics business.

Environmental Matters

      Our operations are subject to various foreign, federal, state and local environmental and safety laws and regulations. These requirements include those governing emissions and discharges of hazardous substances, the remediation of contaminated soil and groundwater, the regulation of radioactive materials and the health and safety of our employees.

      We may have liability under the Comprehensive Environmental Response Compensation and Liability Act, and comparable state statutes that impose liability for investigation and remediation of contamination without regard to fault, in connection with materials that we or our former businesses sent to various third-party sites. We have incurred, and expect to incur, costs pursuant to these statutes.

      We are conducting a number of environmental investigations and remedial actions at current and former locations and, along with other companies, have been named a potentially responsible party for specific waste disposal sites. We accrue for environmental issues in the accounting period in which our responsibility is established and when the cost can be reasonably estimated. We have accrued $6.2 million as of December 28, 2003, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where we are named a potentially responsible party, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that these accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, we review these liabilities and adjust them to reflect additional information as it becomes available. There have been no environmental problems to date that have had or that we expect to have a material effect on our financial position, results of operations or cash flows. While it is possible that we may incur a material loss exceeding the amounts recorded, we do not expect the potential exposure to be materially different than the amounts recorded.

      We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws or the discovery of new contamination could cause us to incur additional costs.

Employees

      As of December 28, 2003, we employed approximately 10,000 employees. Several of our subsidiaries are parties to contracts with labor unions and workers’ councils. As of December 28, 2003, we employed an aggregate of approximately 2,100 union and workers’ council employees. We consider our relations with employees to be satisfactory.

Financial Information About Reporting Segments

      The table below sets forth sales and operating profit (loss) by reporting segment for the 2003, 2002 and 2001 fiscal years:

	2003	2002	2001

	(In thousands)
Life and Analytical Sciences
Sales	$1,003,711	$991,712	$914,483
Operating profit	94,745	27,431	31,389
Optoelectronics
Sales	351,841	323,784	380,227
Operating profit (loss)	42,208	(3,998)	51,268
Fluid Sciences
Sales	179,670	189,485	230,629
Operating profit	17,922	17,476	57,272
Other
Sales	—	—	—
Operating loss	(17,604)	(16,591)	(10,214)
Continuing operations
Sales	1,535,222	1,504,981	1,525,339
Operating profit	$137,271	$24,318	$129,715

      Our Security and Detection Systems, Telecommunications Components, and Entertainment Lighting businesses are discontinued operations and therefore have not been included in the preceding table.

      Additional information relating to our reporting segments for the 2003, 2002, and 2001 fiscal years is as follows:

	Depreciation and
	Amortization Expense			Capital Expenditures

	2003	2002	2001	2003	2002	2001

	(In thousands)
Life and Analytical Sciences	$47,938	$44,723	$52,839	$9,841	$25,014	$49,986
Optoelectronics	22,474	20,560	23,182	5,398	38,271	27,892
Fluid Sciences	8,403	9,632	11,036	919	3,754	9,242
Other	1,335	1,665	1,415	430	780	7,262

Continuing operations	$80,150	$76,580	$88,472	$16,588	$67,819	$94,382

Discontinued operations	$—	$1,515	$5,735	$—	$3,053	$7,334

	Total Assets

	December 28,	December 29,	December 30,
	2003	2002	2001

	(In thousands)
Life and Analytical Sciences	$2,080,916	$2,076,213	$2,127,371
Optoelectronics	296,626	288,164	392,802
Fluid Sciences	119,966	128,193	124,926
Other	110,211	320,475	140,670
Net current and long-term assets of discontinued operations	—	12,437	184,169

	$2,607,719	$2,825,482	$2,969,938

Financial Information About Geographic Areas

      The following geographic area information for continuing operations for the 2003, 2002, and 2001 fiscal years represents sales based on location of external customer and net property, plant and equipment based on physical location:

	Sales

	2003	2002	2001

	(In thousands)
U.S.	$717,623	$722,553	$731,053
Non-U.S.:
United Kingdom	107,006	93,386	94,265
Japan	88,931	87,394	85,800
Germany	92,820	86,729	93,117
France	82,805	68,431	51,814
Italy	65,275	59,117	52,475
Other non-U.S.	380,762	387,371	416,815

Total non-U.S.	817,599	782,428	794,286

	$1,535,222	$1,504,981	$1,525,339

	Net Long-Lived Assets

	December 28,	December 29,	December 30,
	2003	2002	2001

	(In thousands)
U.S.	$1,430,444	$1,473,797	$1,509,759
Non-U.S.:
Switzerland	112,976	93,370	80,718
Germany	79,812	67,604	102,630
United Kingdom	43,142	39,656	57,475
Singapore	40,413	43,407	22,382
Netherlands	39,263	32,603	29,285
Canada	34,037	34,752	51,443
Finland	23,502	20,628	19,166
Other non-U.S.	28,768	33,598	34,692

Total non-U.S.	401,913	365,618	397,791

	$1,832,357	$1,839,415	$1,907,550

      Each of our reporting segments conducts business in, and derives substantial revenue from, various countries outside the United States. During 2003, we had $817.6 million in sales from our international operations, representing approximately 53% of our total sales. During 2003, we derived approximately 73% of our international sales from our Life and Analytical Sciences reporting segment, approximately 24% of our international sales from our Optoelectronics reporting segment, and approximately 3% of our international sales from our Fluid Sciences reporting segment. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales in the future.

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

      As of December 28, 2003, our continuing operations occupied approximately 3,262,000 square feet. We own approximately 1,175,000 square feet of this space and lease the balance. Our headquarters occupies 53,000 square feet of leased space in Wellesley, Massachusetts. We conduct our other operations in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 12 states and 36 foreign countries.

      Non-United States facilities account for approximately 1,448,000 square feet of our owned and leased property, or approximately 45% of our total occupied space.

      Our real property leases are both short-term and long-term. We believe that our properties are well-maintained and are adequate for our present requirements.

      The following table indicates, as of December 28, 2003, the approximate square footage of real property owned and leased attributable to the continuing operations of each of our reporting segments:

	Owned	Leased	Total

	(In square feet)
Life and Analytical Sciences	484,000	1,153,000	1,637,000
Optoelectronics	479,000	557,000	1,036,000
Fluid Sciences	212,000	324,000	536,000
Corporate offices	—	53,000	53,000

Continuing operations	1,175,000	2,087,000	3,262,000

Item 3.	Legal Proceedings

      We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner that is unfavorable to us.

      We and our subsidiary, EG&G Idaho, Inc., were served with a complaint in 1998 naming us as defendants in a lawsuit pending in the United States District Court for the District of Idaho. Filed by two former employees of EG&G Idaho under the Civil False Claims Act, the suit named as defendants several entities that were formerly prime contractors or subcontractors to the United States Department of Energy at the Idaho National Engineering and Environmental Laboratory. The plaintiffs alleged that we and the other defendants submitted false claims to the government for reimbursement of costs and payment of award fees related to environmental activities that the defendants knew or should have known had either not been performed or were performed improperly. In a series of orders issued in response to various defense motions, the District Court dismissed most, but not all, of the allegations involving us. In October 2003, the parties settled the remaining allegations and stipulated to the dismissal of the suit.

      Our subsidiary, EG&G Rocky Flats, Inc., and two other companies were served with a complaint in January 2000 naming EG&G Rocky Flats, Inc. as a defendant in a civil false claim action pending in the United States District Court for the District of Colorado, involving alleged false claims arising out of security issues at the United States Department of Energy’s Rocky Flats Plant. In response to a motion filed by the United States Department of Justice, the District Court dismissed the case. The plaintiffs appealed the dismissal to the United States Court of Appeals for the Tenth Circuit in January 2003.

      In papers dated July 1, 2002, Kevin Hatch filed a purported class action lawsuit in the United States District Court for the District of Massachusetts, Civil Action No. 02-11314 GAO, against PerkinElmer, Inc., Gregory L. Summe and Robert F. Friel, on behalf of himself and purchasers of our common stock between July 15, 2001 and April 11, 2002. The lawsuit seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934, alleging various statements made during the putative class period by PerkinElmer and its management were misleading with respect to our prospects and future operating results. At least eleven virtually identical lawsuits subsequently have been filed in the United States District Court for the District of Massachusetts against PerkinElmer. The court granted the plaintiffs’ motion to consolidate these matters, and on January 13, 2003, the plaintiffs filed an amended complaint. On February 25, 2003, we and the other defendants filed a motion to dismiss the lawsuit. The motion was opposed by the plaintiffs, and oral arguments concerning the motion took place on May 5, 2003. On September 30, 2003, the Court issued a memorandum and order denying the motion to dismiss. On October 10, 2003, we and the other defendants filed a motion for reconsideration or, in the alternative, for an order allowing immediate appeal of several issues of law to the appellate court. On October 23, 2003, the plaintiffs filed an opposition to the motion for reconsideration. Our and the other defendants’ answers to the amended complaint were filed on November 6, 2003.

      In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham PLC, Amersham Biosciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid Biosciences, Inc. The six count complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. On May 28, 2003, the Court severed the lawsuit and ordered Enzo Life Sciences to serve individual complaints against the five defendants. Enzo Life Sciences served its new complaint on July 16, 2003, and we subsequently filed an answer denying the substantive allegations and including a counterclaim alleging that several of Enzo’s patents are invalid.

      On June 14, 2002, we sold our Security and Detection Systems business to L-3 Communications Corporation. L-3 and several of its affiliates have been named as defendants in litigation arising out of the terrorist attacks on September 11, 2001. Among the claims in that litigation are allegations that there were defects in the products of the Security and Detection Systems business that we sold to L-3. L-3 has asserted that we are contractually obligated to indemnify L-3 for any liability it may incur as a result of that litigation.

      We intend to defend ourselves vigorously in all of the above matters. We are currently unable, however, to determine whether resolution of any or all of these matters will have a material adverse impact on our financial position or consolidated results of operations.

Item 4.	Submission of Matters to A Vote of Security Holders

      Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Listed below are our executive officers as of March 11, 2004. No family relationship exists between any of these officers and any of our other executive officers or directors.

Name	Position	Age

Gregory L. Summe	Chairman of the Board, Chief Executive Officer and President	47
Robert A. Barrett	Senior Vice President, President — Fluid Sciences	60
Peter B. Coggins	Senior Vice President, President — Life and Analytical Sciences	55
John P. Murphy	Senior Vice President, President — Optoelectronics	37
Robert F. Friel	Senior Vice President and Chief Financial Officer	48
Terrance L. Carlson	Senior Vice President, Business Development, General Counsel and Clerk	51
Richard F. Walsh	Senior Vice President, Human Resources	51
Jeffrey D. Capello	Vice President — Finance, Treasurer and Chief Accounting Officer	39

      Gregory L. Summe, 47. Mr. Summe was named Chief Executive Officer of PerkinElmer effective January 1, 1999 and Chairman effective April 27, 1999. He was appointed President and Chief Operating Officer of PerkinElmer and elected to our Board of Directors in February 1998. Prior to joining PerkinElmer, Mr. Summe held several management positions with AlliedSignal, Inc., now Honeywell International, and General Electric. Previously he was a partner at McKinsey & Co., Inc. Mr. Summe is a Director of State Street Corporation.

      Robert A. Barrett, 60. Mr. Barrett was first elected a Vice President of PerkinElmer in January 1999 and a Senior Vice President in January 2000. In October 2002, he was re-appointed Senior Vice President when our Fluid Sciences business was reconsolidated into our continuing operations. Mr. Barrett has served as President of our Fluid Sciences business since May 1998. From 1990 to 1998, he served as President and General Manager of our Pressure Science division.

      Peter B. Coggins, 55. Dr. Coggins joined us in July 2002 as our Senior Vice President and President of our Life Sciences business. He currently serves as President of our Life and Analytical Sciences business. From 1994 to June 2002, Dr. Coggins served in various capacities at Amersham Biosciences, a developer of systems for medical research, drug discovery and manufacture, most recently as Executive Vice President, Global Sales and Marketing, Chairman of the Board of Amersham Japan KK and a member of the Amersham Bioscience Executive Committee.

      John P. Murphy, 37. Mr. Murphy joined us in August 2001 as our Senior Vice President and President of our Optoelectronics business. From July 2000 to August 2001, Mr. Murphy served as Vice President and General Manager of the Business Regional and General Aviation Unit of Honeywell International. From July 1993 to June 2000, Mr. Murphy served at AlliedSignal, Inc., now Honeywell International, in various capacities, most recently as Vice President and General Manager of Business and General Aviation.

      Robert F. Friel, 48. Mr. Friel joined us in February 1999 as our Senior Vice President and Chief Financial Officer. From 1997 to 1999 he was Corporate Vice President and Treasurer of AlliedSignal, Inc., now Honeywell International. Prior to that, he was Vice President, Finance and Administration of AlliedSignal Engines from 1992 to 1996.

      Terrance L. Carlson, 51. Mr. Carlson joined us in June 1999 as our Senior Vice President, Business Development, General Counsel and Clerk. From 1997 to May 1999 he was Deputy General Counsel of AlliedSignal, Inc., now Honeywell International. Prior to that, he was Vice President and General Counsel of AlliedSignal Aerospace from 1994 to 1997, and from 1986 to 1994 he was a partner in the law firm of Gibson, Dunn & Crutcher.

      Richard F. Walsh, 51. Mr. Walsh joined us in July 1998 as our Senior Vice President of Human Resources. From 1995 to 1998, he served as Senior Vice President of Human Resources of ABB Americas, Inc., the United States subsidiary of an international engineering company. Prior to that, Mr. Walsh held a number of managerial positions in human resources with ABB starting in 1989. His prior employment was with Unilever where he spent nine years in human resource management.

      Jeffrey D. Capello, 39. Mr. Capello joined us in June 2001 as our Vice President of Finance and Treasurer and was named Chief Accounting Officer in April 2002. Mr. Capello served as an audit partner at PricewaterhouseCoopers LLP, initially in the United States and later in the Netherlands, where he worked from 1991 to 2002.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

      Our common stock is listed and traded on the New York Stock Exchange. The following table sets forth the high and low per share sale prices for our common stock on that exchange for each fiscal quarter in 2003 and 2002.

	2003 Fiscal Quarters

	First	Second	Third	Fourth

High	$9.21	$13.99	$17.05	$18.67
Low	7.41	8.81	13.65	15.31

	2002 Fiscal Quarters

	First	Second	Third	Fourth

High	$36.22	$18.60	$10.27	$8.90
Low	15.75	10.97	4.88	4.37

      As of March 8, 2004, we had approximately 8,568 holders of record of our common stock.

Dividends

      During the 2003 and 2002 fiscal years, we declared regular quarterly cash dividends on our common stock. The table below sets forth the cash dividends per share that we declared on our common stock during each of those fiscal years, by quarter. Our senior credit facility and the indenture governing our outstanding 8 7/8% senior subordinated notes contain restrictions that may limit our ability to pay our regular quarterly cash dividends in the future.

	2003 Fiscal Quarters				2003 Total

	First	Second	Third	Fourth

Cash dividends per common share	$.07	$.07	$.07	$.07	$.28

	2002 Fiscal Quarters				2002 Total

	First	Second	Third	Fourth

Cash dividends per common share	$.07	$.07	$.07	$.07	$.28

      For further information related to our stockholder’s equity, refer to Note 19 included in our notes to consolidated financial statements.

Item 6.	Selected Financial Data

      The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended December 28, 2003. We derived the selected historical financial information as of and for each of the fiscal years in the three-year period ended December 28, 2003 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information as of and for the fiscal years in the two-year period ended December 31, 2000 from our audited consolidated financial statements which are not included elsewhere in this annual report on Form 10-K. Our consolidated financial statements for the fiscal year ended January 2, 2000 were audited by Arthur Andersen LLP, independent public accountants who have ceased operations. We adjusted the information in the financial statements for the fiscal year ended January 2, 2000, where appropriate, to account for the discontinuation of both our Telecommunications Components and Entertainment Lighting businesses.

      Our historical financial information may not be indicative of our results of operations or financial position that you should expect in the future.

      You should read the following selected historical financial information together with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the related notes, included elsewhere in this annual report on Form 10-K.

	Fiscal Year Ended

	December 28,	December 29,	December 30,	December 31,	January 2,
	2003	2002	2001	2000	2000

	(In thousands, except per share amounts)
Income Statement Data:
Sales	$1,535,222	$1,504,981	$1,525,339	$1,537,982	$1,248,178
Operating income	137,271	24,318	129,715	179,858	59,624
Other expense, net	56,387	32,868	29,165	33,113	15,176
Income (loss) from continuing operations before taxes	80,884	(8,550)	100,550	146,745	44,448
Income (loss) from continuing operations, net of income taxes	55,013	(4,135)	41,498	90,370	26,854
Income (loss) from discontinued operations, net of income taxes	(1,597)	(16,543)	(9,360)	(4,303)	17,182
Loss (gain) on dispositions of discontinued operations, net of income taxes	(457)	(13,460)	2,367	4,453	110,280

Net income (loss) before effect of accounting change	52,959	(34,138)	34,505	90,520	154,316
Effect of accounting change, net of income tax	—	(117,800)	—	—	—

Net income (loss)	$52,959	$(151,938)	$34,505	$90,520	$154,316

Basic earnings (loss) per share:
Continuing operations	$0.44	$(0.03)	$0.40	$0.92	$0.29
Discontinued operations	(0.02)	(0.24)	(0.07)	0.00	1.40
Effect of accounting change, net of income tax	—	(0.94)	—	—	—

Net income (loss)	$0.42	$(1.21)	$0.33	$0.92	$1.69

Diluted earnings (loss) per share:
Continuing operations	$0.43	$(0.03)	$0.39	$0.88	$0.29

	Fiscal Year Ended

	December 28,	December 29,	December 30,	December 31,	January 2,
	2003	2002	2001	2000	2000

	(In thousands, except per share amounts)
Discontinued operations	(0.02)	(0.24)	(0.07)	0.00	1.37
Effect of accounting change, net of income tax	—	(0.94)	—	—	—

Net income (loss)	$0.41	$(1.21)	$0.32	$0.89	$1.66

Weighted-average common shares outstanding:
Basic:	126,363	125,439	103,687	98,212	91,044
Diluted:	127,741	125,439	107,259	102,278	93,138
Cash dividends per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of

	December 28,	December 29,	December 30,	December 31,	January 2,
	2003	2002	2001	2000	2000

	(In thousands)
Balance Sheet Data:
Total assets	$2,607,719	$2,825,482	$2,969,938	$2,260,760	$1,715,625
Short-term debt	5,167	191,491	125,984	185,411	382,162
Long-term debt	544,307	614,053	598,125	583,337	114,855
Stockholders’ equity	1,349,050	1,252,344	1,363,557	728,389	550,776
Common shares outstanding	126,909	125,854	124,188	99,548	92,732

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This annual report on Form 10-K, including the following management’s discussion and analysis, contains forward-looking information that you should read in conjunction with the consolidated financial statements and notes to consolidated financial statements that we have included elsewhere in this annual report on Form 10-K. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “plans,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from the plans, intentions or expectations we disclose in the forward-looking statements we make. We have included important factors below under the heading “Forward-Looking Information and Factors Affecting Future Performance” that we believe could cause actual results to differ materially from the forward-looking statements we make. We are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      We are a leading provider of scientific instruments, consumables and services to the pharmaceutical, biomedical, environmental testing and general industrial markets. We design, manufacture, market and service products and systems within three businesses, each constituting one reporting segment:

•	Life and Analytical Sciences. We are a leading provider of drug discovery, genetic screening, and environmental and chemical analysis tools, including instruments, reagents, consumables and services.

•	Optoelectronics. We provide a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

•	Fluid Sciences. We provide critical fluid control and containment solutions for highly demanding environments such as turbine engines and semiconductor fabrication facilities.

Formation of our Life and Analytical Sciences Business Unit

      We combined our Life Sciences and Analytical Instruments businesses to form our Life and Analytical Sciences business in the fourth quarter of 2002 to improve our operational scale, which we believe will enable us to better serve our customers and more fully capitalize on the strengths of the combined businesses’ sales, service and research and development organizations. In the second quarter of 2003, we completed many of the changes involved in combining the two businesses, including the integration of facilities and management reporting and other systems. We have now aggregated the two segments into one reporting segment for financial statement purposes, as discrete financial information is now only available on a combined basis. For comparative purposes we have disclosed our Life and Analytical Sciences business as one reporting segment for all periods presented.

      In connection with the combination of our Life Sciences and Analytical Instruments business units, we recorded a $26.0 million restructuring charge in the fourth quarter of 2002 as a result of workforce reductions, facility closures and contract terminations. These actions occurred during 2003 with the exception of lease commitment payouts and other spending, which we expect to complete in 2004. We achieved in excess of the original range of $12 to $25 million in pre-tax cost savings in fiscal 2003 from the combination of our Life Sciences and Analytical Instruments businesses relative to our fiscal 2002 cost levels. We are targeting additional pre-tax cost savings, from the combination, of between $5 million and $20 million in fiscal 2004 for combined pre-tax cost savings of between $30 million and $45 million relative to our fiscal 2002 cost levels. Unforeseen factors may offset some or all of the estimated cost savings or other benefits from the integration. As a result, our actual cost savings, if any, could differ or be delayed, compared to our estimates.

Consolidated Results of Continuing Operations

     Sales

      2003 Compared to 2002. Sales for 2003 were $1,535.2 million, versus $1,505.0 million during 2002, an increase of $30.2 million, or 2%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $73 million in 2003, as compared to 2002. This increase in sales reflects a $12.0 million, or 1%, increase in our Life and Analytical Sciences segment sales, which grew from $991.7 million in 2002 to $1,003.7 in 2003, and includes approximately $62.0 million in sales attributable to favorable changes in foreign exchange rates compared to 2002. Our Optoelectronics segment sales grew $28.0 million, or 9%, from $323.8 million in 2002 to $351.8 million in 2003, including approximately $10.0 million in sales attributable to favorable changes in foreign exchange rates compared to 2002. The increased sales in our Life and Analytical Sciences and Optoelectronics segments were offset by a decrease in sales of $9.8 million, or 5%, in our Fluid Sciences segment, which declined from $189.5 million in 2002 to $179.7 million in 2003.

      2002 Compared to 2001. Sales for 2002 were $1,505.0 million, versus $1,525.3 million during 2001, a decrease of $20.3 million, or 1%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $22 million in 2002, as compared to 2001. This decrease in sales reflects a $56.4 million, or 15%, decrease in our Optoelectronics segment sales, which declined from $380.2 million in 2001 to $323.8 million in 2002. The decrease in Optoelectronics sales in 2002 was primarily due to the absence of sales from our specialty lighting businesses and other discontinued product lines which we divested in 2001 that had accounted for $39.4 million in sales for 2001. Our Fluid Sciences segment sales declined by $41.1 million, or 18%, from $230.6 million in 2001 to $189.5 million in 2002. The decrease in sales in our Optoelectronics and Fluid Sciences segments were offset in part by an increase in sales of $77.2 million, or 8%, in our Life and Analytical Sciences segment, which grew from $914.5 million in 2001 to $991.7 million in 2002. This increase includes approximately $18.0 million in sales attributable to favorable changes in foreign exchange rates compared to 2001. Also contributing to the increased sales in our Life and Analytical Sciences segment were sales from a full year of Packard, which we acquired in November 2001. In 2001, we included only two months, or $40 million, of sales from Packard in our results of operations. The increase in sales for 2002 in our Life and Analytical Sciences segment, was offset in part by our divestiture in the fourth quarter of 2001 of our Instruments for Research and Applied Science business, which contributed $47.4 million in sales in 2001.

     Cost of Sales

      2003 Compared to 2002. Cost of sales for 2003 was $906.3 million, versus $904.1 million for 2002, an increase of $2.2 million, or 0.2%. As a percentage of sales, cost of sales decreased to 59% in 2003 from 60% in 2002, resulting in an increase in gross margin of 100 basis points from 40% in 2002 to 41% in 2003. The 100 basis point increase in gross margin was primarily attributable to a 2002 $17.2 million inventory adjustment charge recorded within our Optoelectronics segment. We did not record a similar charge in 2003. Apart from this adjustment, the gross margin percentages for the Life and Analytical Sciences, Optoelectronics and Fluid Sciences reporting segments were substantially unchanged in 2003, as compared to 2002.

      2002 Compared to 2001. Cost of sales for 2002 was $904.1 million, versus $849.4 million for 2001, an increase of $54.7 million, or 6%. As a percentage of sales, cost of sales increased to 60% in 2002 from 56% in 2001, resulting in a decrease in gross margin of 400 basis points from 44% in 2001 to 40% in 2002. Of the 400 basis point decrease in gross margin approximately a 350 basis point was due to a decrease in gross margin in our Optoelectronics segment, resulting primarily from a 2002 $17.2 million inventory adjustment, and 150 basis point to a decrease in gross margin in our Fluid Sciences segment, offset in part by a 100 basis point increase in gross margin in our Life and Analytical Sciences segment.

Research and Development Expenses

      2003 Compared to 2002. Research and development expenses for 2003 were $83.1 million versus $86.5 million in 2002, a decrease of $3.4 million, or 4%. As a percentage of sales, research and development expenses decreased to 5.4% in 2003 from 5.7% in 2002, primarily due to the consolidation of research and development activities to take advantage of increased synergies and corresponding cost savings as a result of fewer sites. We directed research and development efforts during 2003 and 2002 primarily toward genetic screening and biopharmaceutical end markets within our Life and Analytical Sciences reporting segment and medical digital imaging and industrial sensors within our Optoelectronics reporting segment. We expect our research and development efforts to continue to emphasize the health sciences end markets. We expect our research and development spending for fiscal 2004 to remain substantially similar to our historical levels in fiscal 2003 and 2002.

      2002 Compared to 2001. Research and development expenses for 2002 were $86.5 million versus $80.1 million in 2001, an increase of $6.4 million or 8%. As a percentage of sales, research and development expenses increased to 5.7% in 2002 from 5.3% in 2001, principally as a result of the inclusion of spending associated with the Packard operations. We directed research and development efforts during 2002 and 2001 primarily toward drug discovery tools and genetic screening applications as well as biopharmaceutical end markets within our Life and Analytical Sciences reporting segment and biomedical end markets within our Optoelectronics reporting segment.

Selling, General and Administrative Expenses

      2003 Compared to 2002. Selling, general and administrative expenses for 2003 were $386.4 million, versus $431.3 million for 2002, a decrease of $44.9 million, or 10%. As a percentage of sales, selling, general and administrative expenses decreased 350 basis points to 25.2% in 2003 from 28.7% in 2002. Proportionately, the decrease as a percentage of sales of 350 basis points in 2003 was due to a 200 basis point decrease attributable to reduced expenses in our Life and Analytical Sciences segment, a 100 basis point decrease attributable to reduced expenses in our Optoelectronics segment and a 50 basis point decrease attributable to reduced expenses in our Fluid Sciences segment. The overall decrease in selling, general and administrative expenses was primarily due to productivity improvements throughout our company, including cost savings we derived from restructuring actions.

      2002 Compared to 2001. Selling, general and administrative expenses for 2002 were $431.3 million, versus $376.9 million for 2001, an increase of $54.4 million, or 14%. As a percentage of sales, selling, general and administrative expenses increased 400 basis points to 28.7% in 2002 from 24.7% in 2001. Proportionately, the increase as a percentage of sales of 400 basis points was due to a 250 basis point increase attributable to increased expenses in our Life and Analytical Sciences segment primarily due to integration costs and an overall decline in sales, a 20 basis point increase attributable to increased expenses in our Optoelectronics segment and a 130 basis point increase attributable to a decline in sales in our Fluid Sciences segment.

Restructuring (Reversals) Charges, Net

      2003 Compared to 2002. Restructuring (reversals) charges, net for 2003 was a reversal of $3.5 million, the combination of our 2003 changes in estimate of $5.8 million and our 2003 charges of $2.3 million, versus a charge of $35.7 million during 2002. The following table summarizes our restructuring accrual balances and related activity by restructuring plan during 2003, 2002 and 2001:

		2001				2002				2003
		Amounts	2001			Amounts	2002			Amounts	2003
	Balance at	paid and	Changes in	2001	Balance at	paid and	Changes in	2002	Balance at	paid and	Changes in	2003	Balance at
	1/1/2001	incurred	Estimates	Charges	12/30/2001	incurred	Estimates	Charges	12/29/2002	incurred	Estimates	Charges	12/28/2003

	(In thousands)
Pre-2001 plans	$21,044	$(16,904)	$(2,189)	$—	$1,951	$(1,022)	$(929)	$—	$—	$—	$—	$—	$—
Q4 2001 plan	—	(1,603)	—	9,189	7,586	(4,891)	1,380	—	4,075	(3,434)	1,830	—	2,471
Q1 2002 plan	—	—	—	—	—	(8,046)	—	9,198	1,152	(52)	(1,000)	—	100
Q4 2002 plan	—	—	—	—	—	(1,697)	—	26,049	24,352	(13,813)	(6,239)	—	4,300
Q2 2003 plan	—	—	—	—	—	—	—	—	—	(1,582)	(381)	2,251	288

Total	$21,044	$(18,507)	$(2,189)	$9,189	$9,537	$(15,656)	$451	$35,247	$29,579	$(18,881)	$(5,790)	$2,251	$7,159

Q2 2003 Plan:

      During 2003, we incurred a $2.3 million restructuring charge in our Life and Analytical Sciences and Optoelectronics segments, which we refer to as our Q2 2003 Plan. The purpose of the restructuring was to further improve performance and take advantage of synergies between our former Life Sciences and Analytical Instruments businesses which we began integrating in the fourth quarter of 2002. The principal actions in this restructuring plan included lower headcount due to the continued integration of Life and Analytical Sciences business in a European manufacturing and customer care center as well as headcount reduction at one of the Optoelectronics manufacturing facilities to reflect recent declining demand for several product lines. We planned to reduce headcount by 120. We recorded restructuring charges by segment for 2003 as follows:

	Life and
(In millions)	Analytical Sciences	Optoelectronics	Total

Q2 2003 Plan	$2.0	$0.3	$2.3

      This restructuring charge was primarily recorded in the second quarter of 2003. However, we recorded additional charges of $0.5 million and $0.1 million in the third and fourth quarters of 2003, as required by SFAS 146, as some employees who were notified of their employment termination in the second quarter were required to work for a period of time prior to receiving their severance. In addition, in the fourth quarter of 2003, we recorded a pre-tax restructuring reversal of $0.4 million due to 30 fewer employee terminations as a result of higher attrition rates in several countries prior to ultimate termination and, accordingly, lower severance costs.

      We completed all actions under the Q2 2003 Plan by December 28, 2003, with the exception of nine headcount reductions that we expect to complete by the second quarter of 2004.

Q4 2002 Plan:

      In connection with our decision to combine our Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies, we recorded a pre-tax restructuring charge of $26.0 million during the fourth quarter of 2002, which we refer to as our Q4 2002 Plan. The Q4 2002 Plan allowed us to combine many business functions worldwide, with the intention to better serve our customers and more fully capitalize on the strengths of the businesses’ sales, service and research and development organizations. The principal actions in the Q4 2002 Plan included planned workforce reductions of 546 people, closure of approximately 20 facilities and disposal of underutilized assets.

      The Q4 2002 Plan resulted in the integration of our United States Life and Analytical Sciences sales, service and customer care centers, the integration of European customer care and finance centers, the merging of a former Life Sciences European manufacturing facility with a former Analytical Instruments European manufacturing facility, and the merging of a portion of a former Life Sciences research and development facility in Europe with a former Analytical Instruments facility in Europe.

      During 2003, we expended $13.8 million to execute these actions. In addition, we recorded a reversal of $6.2 million in the Q4 2002 Plan due to both higher than expected employee attrition rates in several countries prior to ultimate termination and lower severance costs for actual terminations.

      The remaining liability associated with the Q4 2002 Plan represents severance related to 65 employees and lease commitments. We expect to settle the remaining severance liability by the second quarter of 2004. The lease commitments on unoccupied buildings extend until 2005.

Q1 2002 Plan:

      During the first quarter of 2002, our management developed a plan to restructure several businesses. We refer to these activities as our Q1 2002 Plan. The plan resulted in pre-tax restructuring charges totaling $9.2 million. The principal actions in the Q1 2002 Plan included planned workforce and overhead reductions resulting from reorganization activities, including the closure of a manufacturing facility, disposal of underutilized assets and general cost reductions.

      Q1 2002 Plan charges in our Life and Analytical Sciences segment totaled $5.5 million. These charges comprised $4.4 million in severance costs, $1.0 million in asset impairments and $.1 million in lease commitments. The charges were a result of actions we took as a response to decreased sales of components in our Life and Analytical Sciences business. These actions under the charges primarily included the downsizing of an additional manufacturing location and streamlining of the global sales and research and development organizations, primarily in Europe, Japan and the Pacific Rim. We took these actions to reduce the number of employees in components of our business that had experienced declining demand.

      Q1 2002 Plan charges in our Optoelectronics segment totaled $3.7 million, comprising $3.5 million in severance costs and $0.2 million in asset write-offs. This charge was primarily due to the removal of a layer of management structure within our Optoelectronics reporting segment which led to a flatter and less expensive organization structure.

      Total headcount was reduced by 276.

      During 2003, we recorded a restructuring reversal of $1.0 million in the Q1 2002 Plan primarily due to lower than expected employee separation costs associated with our Optoelectronics segment. The remaining $0.1 million represented lease commitments on a closed facility and will be paid in the first quarter of 2004.

Q4 2001 Plan:

      During the fourth quarter of 2001, in connection with the integration of Packard and a restructuring of our sales offices in Europe, we recorded a restructuring charge of $9.2 million in our Life and Analytical Sciences segment. We refer to these activities as our Q4 2001 Plan. The principal actions in the Q4 2001 Plan included the closing or consolidation of several leased sales and services offices in Europe, as well as costs associated with the closure of a manufacturing facility in Europe, the closure of leased manufacturing facilities in the United States and the disposal of related assets. These actions were designed to streamline the organization and take advantage of the synergies offered by the Packard acquisition as they relate to the legacy Life and Analytical Science segment. We terminated a total of 272 employees.

      In 2003, we recorded an additional pre-tax restructuring charge associated with the Q4 2001 Plan of $1.8 million. This charge was primarily due to additional severance and severance related benefits of the previously identified employees associated with the closure of our European manufacturing facility in the Life and Analytical Sciences segment, and will be paid in 2004.

In-Process Research and Development Expenses:

      In-process research and development expenses for 2001 were $71.5 million and consisted primarily of in-process research and development expenses related specifically to projects we acquired in our acquisition of Packard within our Life and Analytical Sciences reporting segment. We determined the value of these projects based on discounted probable future cash flows on a project-by-project basis. We prepared revenue and expense projections as well as technology assumptions through 2008. We discounted the projected cash flows using discount rates specific to each project derived from a cost of capital adjusted upward for the stage of completion. These adjusted discount rates ranged between 20-37% based upon the remaining effort and risk of completion. The efforts required to develop the in-process technologies into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that were necessary to establish that the products could be designed to meet their design specifications, including function, features and technical performance requirements. Failure to complete any of these projects has not had a material adverse impact on our results of operations or financial condition.

      We classified Packard acquisition projects for which the charge is associated as follows:

•	Liquid Handling and Sample Preparation: Packard’s liquid handling and sample preparation products enable users to automatically manage liquid handling processes for drug discovery and research applications using robotic devices for sample preparation and dispensing of liquids. Approximately $34.1 million of the in-process research and development charge related to liquid handling and sample preparation projects, with individual projects ranging from $1.0 million to $16.5 million in value and 30% to 80% complete. The majority of the liquid handling and sample preparation research and development projects included in this charge were completed at December 28, 2003.

•	Biochip Systems: Packard’s biochip systems included instruments and software used in the production, detection and analysis of simultaneous gene and protein assays in microarray or biochip formats, both of which are chips containing dense grids of genes or proteins. Approximately $19.3 million of the in-process research and development charge related to biochip system projects, with individual projects ranging from $0.1 million to $11.7 million in value and 10% to 90% complete. All of the biochip systems research and development projects included in this charge were completed at December 28, 2003.

•	Microplate Readers and Plate Imaging Systems: Packard’s microplate readers and plate imaging systems are used in life science laboratories for the high throughput analysis of samples in an effort to measure biological interactions. Approximately $7.6 million of the in-process research and development charge related to microplate readers and plate imaging system projects, with individual projects ranging from $0.1 million to $5.5 million in value and 30% to 90% complete. The majority of the microplate readers and plate imaging systems research and development projects included in this charge were completed at December 28, 2003.

•	Drug Discovery Reagents: Packard’s drug discovery reagent offerings include non-isotopic drug screening and detection reagents. Approximately $8.1 million of the in-process research and development charge related to drug discovery reagent projects, with individual projects ranging from $0.1 million to $6.3 million in value and 50% to 80% complete. All of the drug discovery reagents research and development projects included in this charge were completed at December 28, 2003.

Gains on Dispositions

      2003 Compared to 2002. Dispositions resulted in a net gain of $2.7 million in 2003 versus a net gain of $5.2 million in 2002. Gains on dispositions in 2003 included $2.2 million from sales of facilities and $0.5 million from post closing adjustments relating to the resolution of contingencies related to the sale of our Instruments for Research and Applied Sciences business, which we refer to as IRAS. Gains on dispositions in 2002 included $4.4 million from the sale of facilities and $0.8 million from post closing entries relating to our sale of our IRAS business, which was formerly part of our Life and Analytical Sciences segment.

      2002 Compared to 2001. Dispositions resulted in a net gain of $5.2 million in 2002 versus a net gain of $33.2 million in 2001. Gains on dispositions in 2002 included $4.4 million from sales of facilities and $0.8 million from post closing adjustments relating to the sale of our IRAS business. Gains on dispositions in 2001 included $32.3 million from the sale of our IRAS business and $7.2 million from dispositions within our Optoelectronics and Life and Analytical Sciences reporting segments, offset in part by a $6.3 million loss on the sale of our Voltarc Technologies business, formerly part of our Optoelectronics reporting segment.

Amortization of Intangible Assets

      2003 Compared to 2002. Amortization of intangible assets was $28.3 million for both 2003 and 2002. Slight increases in the Life and Analytical Sciences segment amortization due to the effect of foreign exchange offset by slight decreases in amortization in the Optoelectronics and Fluid Sciences segments in 2003 compared to 2002.

      2002 Compared to 2001. Amortization of intangible assets for 2002 was $28.3 million versus $43.9 million for 2001, a decrease of $15.6 million or 36%. The 2001 amortization expense included $27.1 million related to the amortization of goodwill. We discontinued the amortization of goodwill upon adoption of SFAS No. 142 at the beginning of 2002. The year over year increase in intangible asset amortization was the result of the amortization on intangible assets other than goodwill and indefinite lived intangible assets that arose from the acquisition of Packard.

Interest and Other Expense, Net

      Interest and other expense, net consisted of the following:

	2003	2002	2001

	(In thousands)
Interest income	$(2,488)	$(3,161)	$(3,730)
Interest expense	52,586	32,096	37,730
Losses (gains) on sale of investments, net	2,391	1,987	(4,274)
Extinguishment of debt	1,953	353	—
Other	1,945	1,593	(561)

	$56,387	$32,868	$29,165

      2003 Compared to 2002. Interest and other expense, net for 2003 was $56.4 million versus $32.9 million for 2002, an increase of $23.5 million or 71%. The increase in interest and other expense, net in 2003 as compared to 2002, was due primarily to higher average borrowing rates resulting from our December 2002 financing. A more complete discussion of our liquidity and our prospective costs to borrow can be seen under the heading “Liquidity and Capital Resources.” The remaining increase in interest and other expense, net of $3.0 million was due primarily to our increased acceleration of the amortization of debt issuance costs of $1.9 million resulting from partial prepayments of our term debt during 2003 versus $0.4 million in 2002 and $0.6 million of transaction costs we incurred in the fourth quarter of 2003 in connection with amending our credit facility to reduce the interest rate margin applicable to our term loan. In January 2004, $100 million of our outstanding fixed rate debt was swapped to a floating rate with swap instruments that reset semi-annually in arrears based on six-month USD Libor. We expect interest expense in 2004 to decrease due to lower outstanding debt balances, lower interest rate margin on our term loan due to the amendment of our credit facility in the fourth quarter of 2003 and the expected benefit derived from our January 2004 swap instruments identified above.

      2002 Compared to 2001. Interest and other expense, net for 2002 was $32.9 million versus $29.2 million for 2001, an increase of $3.7 million or 13%. The increase in interest and other expense, net in 2002, as compared to 2001, was due primarily to losses on sales of investments in 2002, as compared to gains in 2001 of $4.3 million. This increase was offset in part by a decline in interest expense to $32.1 million in 2002 from $37.7 million in 2001 resulting from decreased levels of indebtedness and lower associated interest rates. The

$0.4 million in debt extinguishment in 2002 is comprised of (1) $3.2 million in fees and previously capitalized issuance costs written-off in connection with our December 2002 debt refinancing transactions; (2) a $5.6 million call premium paid in the first quarter of 2002 upon our extinguishment of the debt we assumed in our acquisition of Packard; and (3) an offsetting $8.4 million gain realized on our repurchase of a portion of our zero coupon convertible debentures.

Provision/ Benefit for Income Taxes

      2003 Compared to 2002. The 2003 provision for income taxes was $25.9 million, versus a benefit of $4.4 million in 2002. Our effective tax rate is primarily attributable to geographic income patterns. Our 2003 effective tax rate was 32% as compared to our 2002 effective tax rate of 52%. The change in our effective tax rate was primarily due to a relatively high ratio of permanent tax differences to income (loss) from continuing operations before income taxes.

      2002 Compared to 2001. The benefit for income taxes for 2002 was $4.4 million, versus a provision of $59.1 million during 2001. As mentioned above, our effective tax rate is primarily attributable to geographic income patterns. Our 2002 effective tax rate was 52% as compared to our 2001 effective tax rate of 59%. The change in our effective tax rate was primarily due to reduced profitability in 2002 and in-process research and development charges associated with our Packard acquisition, which were not deductible for tax purposes.

Discontinued Operations

      We recorded the following gains and losses, which we report as the loss on dispositions of discontinued operations, during the years ended December 28, 2003 and December 29, 2002:

	2003	2002

	(In thousands)
(Loss) gain on the sale of the Security and Detection Systems business	$(2,414)	$14,960
Gain on the resolution of contingencies associated with the Technical Services business	6,535	—
Loss on Entertainment Lighting business	(1,957)	(2,100)
Loss on Telecommunications Components business	(2,383)	(18,386)

Net loss on disposition of discontinued operations before income taxes	(219)	(5,526)
Provision for income taxes	(238)	(7,934)

Loss on disposition of discontinued operations, net of income taxes	$(457)	$(13,460)

      During 2003, we settled various claims under certain long-term contracts and transition services with our Technical Services business, which we sold in August 1999. The net settlement and the reversal of certain previously established contingencies resulted in a pre-tax gain of $6.5 million that we recognized in 2003 and included in gain (loss) on dispositions of discontinued operations.

      In June 2002, we completed the sale of our Security and Detection Systems business for cash consideration of approximately $100.0 million and a net working capital adjustment, the amount of which has yet to be finalized. We recorded a net pre-tax gain of approximately $15.0 million pursuant to this transaction in 2002 as a gain on the disposition of a discontinued operation. We accounted for our Security and Detection Systems business as a discontinued operation in accordance with APB No. 30, and accordingly, the results of operations and related cash flows of this business through the disposal date have been segregated from continuing operations and reported as a separate line on our consolidated income statements. We present the resulting gain from the sale as a component of net income within dispositions of discontinued operations, net of income tax on our 2002 consolidated income statement. Adjustments relating to this sale resulted in a pre-tax loss from discontinued operations of $2.4 million in 2003, primarily due to revised estimates of the working capital adjustment.

      Also in June 2002, our Board of Directors approved a plan to shut down our Telecommunications Components business and a plan to sell our Entertainment Lighting business as part of our continued efforts to focus on higher growth opportunities. We have reflected both businesses as discontinued operations in our consolidated financial statements. As of June 29, 2003, we had exited our Entertainment Lighting business completing the sale of a substantial portion of that business for cash consideration of $1.4 million and abandoned the remaining assets. Sales and losses from discontinued operations for 2003 until that time were $5.6 million and $1.6 million respectively. As of June 30, 2002, we had shut down our Telecommunications Components business.

Effect of Accounting Change

      As required by SFAS 142, we completed the transitional impairment analysis of our recorded goodwill as of January 1, 2002. In connection with the adoption of this standard, we reviewed our forecasts and projections of all of our reporting units and determined that, based on decreased demand for certain specialty lamps resulting from a downturn in the printed circuit board production worldwide and other smaller markets, the fair value of the lighting reporting unit was less than its carrying value. With the assistance of valuation specialists and using a discounted cash flow model, we determined that the carrying value of the recorded goodwill was in excess of the fair value of that goodwill. As a result, we recorded an impairment charge totaling $117.8 million as a cumulative effect of an accounting change. The entire transition adjustment related to our lighting reporting unit within our Optoelectronics reporting segment. In addition, as part of our ongoing compliance with SFAS No. 142, we completed our annual assessment of goodwill using a measurement date of January 1, 2003. This annual assessment did not result in an impairment charge.

Acquisitions and Divestitures

Significant Acquisitions

      In November 2001, we completed our acquisition of Packard for a purchase price of approximately $764.0 million, in exchange for approximately 22 million shares of our common stock and our assumption of approximately $118.2 million in debt that we subsequently redeemed in March 2002. The acquisition extended our capabilities in automated liquid handling and sample preparation and strengthened our position as a global provider of comprehensive drug discovery tools and solutions. In connection with the Packard acquisition, we initially recorded approximately $33 million for integration charges. The Packard integration plans included initiatives to integrate the operations of Packard, and principally comprise amounts related to employee separation costs for approximately 200 individuals, the termination of leases and other contractual obligations and asset write-offs in connection with these actions. In the fourth quarter of 2002, we finalized our estimates of severance costs and determined that our initial estimates were too high, principally due to actual severance costs per employee being lower than planned. As a result, we reversed $11.9 million of severance costs in the integration accrual in the fourth quarter of 2002 with the offsetting amount recorded to goodwill. We also reversed $4.0 million related to the termination of leases and other contractual obligations in the fourth quarter of 2002 with the offsetting amount recorded to goodwill due to changes in our estimate of our lease obligations. The total reversal in the fourth quarter of 2002 was $15.9 million. Therefore, the net integration charge related to our purchase of Packard totaled $17.1 million. The integration activities were completed in early 2003 with the exception of $0.9 million in remaining payments due on leased facilities exited in 2001 that will be paid through 2004. These integration activities are linked to the Q4 2001 Plan and are disclosed in Note 3 to our consolidated financial statements included in this annual report on Form 10-K.

      The following table summarizes integration reserve activity during 2003, 2002 and 2001 related to the acquisition of Packard:

		Abandonment
		of Excess	Total Cash	Asset
	Severance	Facilities	Charges	Impairment	Total

	(In millions)
Packard Integration Plan Balance at December 30, 2001	$20.0	$7.6	$27.6	$5.4	$33.0
Amounts paid	(7.3)	(0.4)	(7.7)	(5.4)	(13.1)
Changes in estimates	(11.9)	(4.0)	(15.9)	—	(15.9)

Balance at December 29, 2002	.8	3.2	4.0	—	4.0
Amounts paid	(.8)	(2.3)	(3.1)	—	(3.1)

Balance at December 28, 2003	$—	$0.9	$0.9	$—	$0.9

      In July 2000, we completed our acquisition of NEN Life Sciences, Inc., a provider of drug discovery products, services, reagents and technologies to the life sciences industry. We recorded a $4.0 million integration reserve related to the acquisition of NEN. The NEN restructuring plan included approximately $3.8 million in termination and employment related costs of individuals principally based in NEN’s headquarters and operations center and $.2 million of lease termination costs. $3.4 million of the termination and employment related costs remained as of the end of fiscal 2000. The integration activities occurred concurrently with our restructuring activities of 2000. The following table summarizes integration reserve activity during 2001 related to the acquisition of NEN:

		Abandonment
		of Excess
	Severance	Facilities	Total

	(In millions)
NEN Integration Plan
Balance at January 1, 2001	$3.4	$0.2	$3.6
Amounts paid	(3.4)	(0.2)	(3.6)

Balance at December 30, 2001	$—	$—	$—

      In May 1999, we completed our acquisition of the Analytical Instruments Division of PE Corp. for an aggregate purchase price of approximately $425 million. As part of the Analytical Instruments acquisition, we incurred integration charges to merge the Analytical Instruments business with our existing business. The Analytical Instruments integration plan included initiatives to integrate the operations of the acquired businesses and reduce overhead. The primary components of these plans related to: (1) employee termination benefits and related costs for approximately 600 individuals, (2) consolidation or shutdown of certain operational facilities worldwide, and (3) termination of certain leases and other contractual obligations. The integration activities were completed in 2002.

      The following table summarizes integration reserve activity during 2002 and 2001 related to our acquisition of Analytical Instruments:

		Abandonment
		of Excess
	Severance	Facilities	Total

	(In millions)
Analytical Instruments
Integration Plan
Balance at January 1, 2001	$25.0	$3.7	$28.7
Amounts paid	(15.8)	(3.7)	(19.5)

Balance at December 30, 2001	9.2	—	9.2
Amounts paid	(9.2)	—	(9.2)

Balance at December 29, 2002	$—	$—	$—

Contingencies

      We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $6.2 million as of December 28, 2003, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where we have been named a potentially responsible party, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position or results of operations. While it is possible that a material loss exceeding the amounts recorded may be incurred, we do not expect the potential exposure to be materially different from the amounts we recorded.

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

      We have received a notice from the Internal Revenue Service asserting federal income tax deficiencies for 1997 and 1998. We are challenging many of the proposed adjustments. We believe that the ultimate outcome of the notices will not have a material impact on our consolidated results of operations or financial position.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

      2003 Compared to 2002. Sales for 2003 were $1,003.7 million, versus $991.7 million in 2002, an increase of $12.0 million, or 1%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $61 million in 2003, as compared to 2002. The favorable effect of foreign exchange rate fluctuations was offset in part by reduced unit sales volume. The following analysis compares selected sales by market and product type for 2003, as compared to 2002, and includes the effect of foreign exchange rate fluctuations. Sales to environmental and chemical analysis customers increased $22.7 million, sales to genetic screening customers increased $6.3 million and our OneSourceTM laboratory service sales increased by $14.8 million. These increases were offset by a $31.8 million decrease in sales to biopharmaceutical customers, primarily in sales of liquid handling instruments and radiochemical reagents, as general biopharmaceutical market demand remained weak throughout 2003. Sales by type of product included increases in sales of consumables of $23.5 million, and service of $14.8 million, partially offset by decreases in sales of instruments of $26.3 million.

      Operating profit for 2003 was $94.7 million, versus $27.4 million in 2002, an increase of $67.3 million. The increase in 2003 as compared to 2002, was primarily the result of approximately $43.0 million of overall cost savings in 2003 associated with restructuring and integration activities, mainly due to a reduction in the number of employees and the elimination of excess facilities. The increase in operating profit in 2003, as compared to 2002, was also due to approximately $31.5 million of net restructuring charges included in our results for 2002, compared to a net restructuring credit of $1.9 million in 2003. Amortization of intangibles was $26.0 million for the year ended December 28, 2003, versus $25.5 million for the year ended December 29, 2002.

      2002 Compared to 2001. Sales for 2002 were $991.7 million, versus $914.5 million in 2001, an increase of $77.2 million, or 8%. The increase in sales in 2002, as compared to 2001, was primarily because our results for 2002 included a full year of results from Packard, which we acquired in November 2001, and our results for 2001 included only two months, or $40 million, of results from Packard. Sales by Packard for the first ten months of 2001 prior to acquisition were approximately $165 million. Partially offsetting the effects in 2002 of including the results of Packard was the absence of results in 2002 from our IRAS business, which we divested in the fourth quarter of 2001. Sales from that business were $47.4 million in 2001. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $18 million in 2002 compared to 2001. The following analysis compares selected sales by market and product type for 2002, as compared to 2001, and includes the effect of foreign exchange rate fluctuations. Sales to biopharmaceutical customers increased $99.4 million, due to the full year impact of the Packard acquisition, service sales increased by $33.6 million, and sales to genetic screening customers increased $8.5 million. These increases were offset in part by a $16.9 million decrease in sales to environmental and chemical analysis customers and our IRAS divestiture. Sales by type of product included increases in sales of consumables of $40.1 million, service of $33.6 million and instruments of $50.9 million, all partially offset by the absence of sales from our divested IRAS business. Sales of our IRAS business in 2001 were $47.4 million.

      Operating profit for 2002 was $27.4 million, versus $31.4 million in 2001, a decrease of $4.0 million, or 13%. Items contributing to this decrease in operating profit included restructuring charges in 2002 which were $31.5 million, versus $8.7 million in 2001 and gains from dispositions of businesses which were only $5.2 million in 2002, versus $32.1 million in 2001. Increases in operating profit year over year included charges primarily related to the integration and reorganization of Packard, which decreased from $27.8 million in 2001 to $4.8 million in 2002. Operating profit for 2001 also included a $69.0 million charge associated with acquired in-process research and development associated with our acquisition of Packard. The favorable impact on operating profit in 2002 from additional sales volume was more than offset by the inclusion of additional costs related to Packard for the full year. Goodwill and intangible asset amortization expenses were $25.6 million for 2002 and $34.2 million for 2001.

Optoelectronics

      2003 Compared to 2002. Sales for 2003 were $351.8 million, versus $323.8 million for 2002, an increase of $28.0 million, or 9%. Changes in foreign exchange rates increased sales by approximately $10.0 million, or 3%. The following analysis compares selected sales by product line for 2003, as compared to 2002, and includes the effects of changes in foreign exchange rates. Sales of specialty lighting products increased by $20.2 million due to growth in sales of flash products and sales of digital imaging products increased by $17.7 million due to increased sales of diagnostic and radiotherapy digital x-ray detector products. These increases were offset in part by sales decreases totaling $9.9 million in our sensors, lithography, and fiber optic test product lines due to limited demand in these end markets.

      Operating profit for 2003 was $42.2 million, versus an operating loss of $4.0 million for 2002, an increase of $46.2 million. The operating loss for 2002 includes a charge of $17.2 million for an inventory write down which was not repeated in 2003. 2003 included a net restructuring reversal of $1.8 million compared to a net restructuring charge of $3.7 million in 2002. Increased sales and productivity improvements, including improved manufacturing performance and reduced operating expenses, and a headcount reduction of more than 200, contributed a total of approximately $20.0 million in additional operating profit in 2003 compared to 2002. Amortization of intangible assets was $1.2 million for 2003 and $1.3 million for 2002.

      2002 Compared to 2001. Sales for 2002 were $323.8 million, versus $380.2 million for 2001, a decrease of $56.4 million, or 15%. The decrease in sales in 2002 was primarily due to the absence of sales from divested specialty lighting businesses and product lines which accounted for $39.4 million in sales for 2001. Changes in foreign exchange rates increased sales by approximately $3.0 million, or 1%. The following analysis compares selected sales by product line for 2002, as compared to 2001, and includes the effects of changes in foreign exchange rate fluctuations. Sales of digital imaging products increased by $30.2 million due primarily to increased sales of digital x-ray detector products. Sales of sensor products decreased by $12.3 million and sales within our fiber optic test and lithography businesses decreased $35.6 million as a result of weak market demand. Sales decreased by $38.7 million in our specialty lighting products business, mainly due to the previously referenced divested businesses and product lines.

      Operating loss for 2002 was $4.0 million, versus an operating profit of $51.3 million for 2001, a decrease of $55.3 million. The decrease in 2002 operating profit was primarily the result of lower sales, the inclusion in 2002 of an inventory write down of $17.2 million and a restructuring charge of $3.7 million. Goodwill and intangible asset amortization was $1.3 million for 2002 and $7.0 million for 2001.

Fluid Sciences

      2003 Compared to 2002. Sales for 2003 were $179.7 million, versus $189.5 million for 2002, a decrease of $9.8 million, or 5%. Changes in foreign exchange rates increased sales by approximately $2 million, or 1%. The following analysis compares selected sales by product line for 2003, as compared to 2002, and includes the effects of changes in foreign exchange rates. Sales declines of $4.4 million in our semiconductor products due to declining demand, and $2.7 million in our energy technology products, were the most significant contributors to the reduction in sales in 2003 compared to 2002. In addition, sales to our aerospace and fluid testing customers declined modestly by $1.7 million and $1.0 million, respectively, in two difficult markets.

      Operating profit for 2003 was $17.9 million, versus $17.5 million for 2002, an increase of $0.4 million, or 2%. The increase in operating profit resulted primarily from shifting production to lower cost locations in Asia, cost controls, cost reduction actions and other productivity improvements resulting from Six Sigma and lean manufacturing initiatives that more than offset an operating profit decrease due to reduced sales. Amortization of intangible assets was $1.1 million for 2003 and $1.5 million for 2002.

      2002 Compared to 2001. Sales for 2002 were $189.5 million, versus $230.6 million for 2001, a decrease of $41.1 million, or 18%. The decrease in sales in 2002, as compared to 2001, was primarily attributable to a reduction in sales of $31.6 million in aerospace products where market conditions deteriorated in the wake of the events of September 11. Sales decreases of $6.1 million in the fluid testing business and $3.6 million in the semiconductor business also contributed to the sales decline in 2002 compared to 2001. These decreases were offset by a $0.2 million increase in our energy technology business in 2002, as compared to 2001.

      Operating profit for 2002 was $17.5 million, versus $57.3 million for 2001, a decrease of $39.8 million, or 69%. The decrease in operating profit in 2002, as compared to 2001, was due primarily to the 2002 sales decline discussed above and associated underutilization of capacity, as well as the cost of relocating manufacturing facilities to lower cost locations. The 2001 operating profit included $6.6 million in gains from the sale of two businesses during the first half of 2001. Goodwill and intangible asset amortization expenses were $1.5 million for 2002 and $2.7 million for 2001.

Liquidity and Capital Resources

      We require cash to pay our operating expenses, make capital expenditures, service our debt and other long-term liabilities and pay dividends on our common stock. Our principal sources of funds are from our operations and the capital markets, particularly the debt markets. In the next twelve months, we anticipate that our operations will generate sufficient cash to fund our operating expenses, capital expenditures, interest payments on our debt and dividends on our common stock. Beyond the next twelve months, we expect to use internally generated funds and external sources to satisfy our debt and other long-term liabilities.

      Principal factors that could affect the availability of our internally generated funds include:

•	deterioration of sales due to weakness in markets in which we sell our products and services,

•	changes in our working capital requirements, and

•	our ability to successfully repatriate cash balances from our foreign subsidiaries for use in settling domestic obligations.

      Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in our borrowings that limit our total borrowing capacity,

•	increases in interest rates applicable to our outstanding variable rate debt,

•	a ratings downgrade that would limit our ability to borrow under our accounts receivable facility and our overall access to the corporate debt market,

•	volatility in the markets for corporate debt,

•	a decrease in the market price for our common stock, and

•	volatility in the public equity markets.

Cash Flows

Fiscal Year 2003

      Operating Activities. Net cash generated by continuing operations was $160.4 million in 2003. Contributing to the generation of cash from operating activities during 2003 was net income from continuing operations of $55.0 million and a decrease in working capital accounts of $72.2 million. Contributing to the decrease in working capital in 2003 were reductions in accounts receivable of $43.4 million and inventory of $28.2 million. In general, accounts receivable and inventory levels declined due to our focus on customer payment terms as well as enhanced inventory management. Accounts receivable also decreased as a result of increased use of our accounts receivable securitization facility, which increased $16 million, from $29 million at December 29, 2002 to $45 million at December 28, 2003. Cash outlays for accrued expenses, restructuring and other assets and liabilities totaled $51.9 million during 2003, primarily as a result of payments toward restructuring plans and other obligations. We expect our restructuring expenditures to be reduced in 2004.

      Investing Activities. In 2003, we withdrew $187.5 million of cash held in escrow to retire substantially all of our remaining outstanding indebtedness under our zero coupon convertible debentures. In 2003, we made capital expenditures of $16.6 million mainly in the areas of tooling and productivity improvements along with system and facility costs related to integration activities. Net proceeds from the dispositions of businesses and fixed assets during 2003 were $4.4 million. We derived $3.3 million of these proceeds from the sale of a building made redundant due to integration activities. In 2004, we expect to incur approximately $40 million in capital expenditures.

      Financing Activities. In 2003, we used $298.4 million of net cash for financing activities. We expended $187.5 million of cash withdrawn from our designated escrow account along with approximately $2.4 million of available cash to redeem our outstanding zero coupon convertible debentures. Debt reductions during 2003 also included $70.0 million of cash used to repay a portion of our term loan. In December 2003, we amended our credit facility to, among other things, reduce the interest rate applicable to our term loan. We paid

$4.4 million in transaction fees during 2003 in connection with that amendment. We also paid $35.4 million in dividends and received net cash proceeds from the exercise of employee stock options of $3.6 million in 2003.

Fiscal Year 2002

      Operating Activities. Net cash generated by continuing operations was $114.5 million in 2002. Contributing to the generation of cash from operating activities during 2002 was a decrease in working capital of $97.4 million. The working capital decrease during 2002 reflects improved working capital management as well as a $17.2 million inventory adjustment within our Optoelectronics reporting segment, offset in part by a net decrease of $8.0 million in proceeds from our receivable securitization program. We decreased inventory levels by $48.2 million during 2002, including a $17.2 million Optoelectronics inventory adjustment, on lower sales volume. Cash outlays for accrued expenses, restructuring and other assets and liabilities totaled $49.2 million during 2002, primarily as a result of payments toward restructuring plans and the settlement of payroll, professional fees, hedging and other obligations.

      Investing Activities. In 2002, our investing activities used $150.8 million of cash, including placing $186.5 million of cash in escrow, for the purpose of retiring some of our outstanding indebtedness under our zero coupon convertible debentures. We made capital expenditures of $37.8 million mainly in the areas of tooling and process improvement for our drug discovery tools business and other products for biopharmaceutical applications. We also expended $30.0 million in the settlement of a lease obligation on our Fremont, California facility resulting in our purchase of this facility. Net proceeds from the dispositions of businesses and fixed assets during 2002 of $126.0 million were primarily from approximately $96.2 million in net proceeds received from the sale of our Security and Detection Systems business during the second quarter of 2002 and approximately $29.8 million associated with the sale of facilities. Cash outflows of $22.5 million associated with acquisitions related primarily to the settlement of liabilities incurred in connection with the Packard acquisition.

      Financing Activities. In 2002, we generated $24.5 million of net cash from financing activities. Our gross debt levels increased by $81.4 million to $805.5 million at December 29, 2002. Included in this amount was $186.5 million of our outstanding indebtedness under the zero coupon convertible debentures which were not tendered by holders as part of our 2002 refinancing transactions for which we had $186.5 million of cash held in escrow at December 29, 2002 for the purpose of retiring the untendered indebtedness. Reductions in debt included $110.3 million of 6.8% notes due in 2005 and $304.3 million of zero coupon convertible debentures, both of which we repurchased as part of our 2002 debt refinancing transactions. Debt reductions in 2002 also included $118.2 million of 9.375% senior subordinated ten-year notes issued by Packard in March 1997, which we repurchased at a rate of 104.688%, and $5.5 million in other credit facilities we paid down during 2002. Offsetting these reductions was our December 2002 issuance of senior subordinated notes which generated proceeds of $297.5 million and our establishment of a term loan which generated proceeds of $315.0 million. In connection with these debt issuances and terminations, we paid $15.8 million in fees during 2002. We also paid $35.3 million in dividends and received net cash proceeds from the exercise of employee stock options of $12.9 million in 2002.

Borrowing Arrangements

      Senior Secured Credit Facility. In December 2002, we entered into a senior credit facility. This facility is comprised of a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. In 2003, we made $70 million of principal payments on the term loan. Accordingly, at December 28, 2003 we had $245 million outstanding under our term loan with no outstanding principal balance under our revolving credit facility at December 28, 2003 or at any other time during the year. This credit facility is secured primarily by a portion of our subsidiaries domestic assets.

      In April 2003, we amended our senior credit facility to (1) allow for the sale of our Entertainment Lighting business under the final negotiated terms of that sale and (2) to ensure conformity between the credit agreement governing the facility and the financial covenants negotiated with the lead arranger, Merrill Lynch. The amendment corrected a drafting error in the definition of consolidated interest expense. Under the initial agreement, consolidated interest expense was erroneously defined as being calculated using pro forma, annualized interest expense beginning in the first quarter of 2003 compared to the intended calculation using a rolling quarter methodology as originally agreed. The definition of consolidated interest expense under the amended agreement was changed to properly state the calculation as a rolling four-quarter methodology.

      In December 2003, we amended our senior credit facility to reduce the margin paid on the term loan as well as to amend several restrictive covenants. Interest rates under the senior credit facility applicable to the term loan and to the revolving credit facility are determined as a margin over either the Eurodollar rate or the base rate. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points.

      The applicable margin for the term loan was amended to 225 basis points for the Eurodollar rate, from the original 400 basis points, and to 125 basis points for the base rate, from the original 300 basis points. The applicable margins for the term loan and the revolving credit facility vary based upon our leverage ratio at the end of the prior quarter.

      We may allocate all or a portion of our indebtedness under the senior credit facility to interest based upon the margin over the Eurodollar rate or the base rate. At December 28, 2003, the Eurodollar rate was approximately 114 basis points and the base rate was 400 basis points resulting in an Eurodollar interest rate on the senior credit facility of 339 basis points.

      The term loan is repayable in mandatory nominal quarterly installments of $0.8 million of the outstanding balance until December 2007, and thereafter in four equal quarterly installments of 25% of the then outstanding balance until December 2008. Additionally, annual payments of 50% of excess cash flow as defined in the credit agreement are payable six months following the end of each fiscal year. In 2003, we made $70 million in principal payments on the term loan. The revolving credit facility is available to us through December 2007 for our working capital needs. At no point in fiscal 2003, did we have any outstanding principal balance under the revolving credit facility.

      Our senior credit facility contains covenants that require us to maintain specific financial ratios, including:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio,

•	a maximum senior leverage ratio, and

•	a maximum total leverage ratio.

      As of December 28, 2003, and at all other times during fiscal 2003, we were in compliance with all applicable covenants.

      8 7/8% Notes. In December 2002, we issued and sold ten-year senior subordinated notes at a rate of 8 7/8% with a face value of $300.0 million. We received $297.5 million in gross proceeds from the issuance. We recorded deferred issuance costs of $7.0 million as a non-current asset. The debt, which matures in January 2013, is unsecured but is guaranteed by substantially all of our domestic subsidiaries. Interest on our 8 7/8% notes is payable semi-annually on January 15 and July 15. Interest payments began on July 15, 2003. In January 2004, we swapped the fixed rate on $100 million of these notes to a floating rate using swap instruments which reset semi-annually in arrears based upon six-month USD LIBOR. If a change of control occurs, each holder of 8 7/8% notes may require us to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued interest. Before January 15, 2006, we may redeem up to 35% of the aggregate principal amount of our 8 7/8% notes with the net proceeds of specified public equity offerings at 108.875% of the principal amount of the notes, plus accrued interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem some or all of our 8 7/8% notes at any time on or after January 15, 2008, at a redemption price of 104.438%. The redemption price decreases to 102.958% on January 15, 2009, to 101.479% on January 15, 2010 and to 100% on January 15, 2011. The debt is subordinated to our senior credit facility. Our 8 7/8% notes contain financial and other covenants. Most of these covenants terminate if the notes obtain an investment grade rating by

Standard & Poor’s Rating Services and Moody’s Investors Service. At December 28, 2003, and at all times during fiscal 2003, we were in compliance with all applicable covenants.

      Zero Coupon Convertible Debentures. Through the first quarter of 2003, we repurchased $344.7 million in accreted amount of our zero coupon convertible debentures due 2020 in open market purchases and through a December 2002 tender offer. We redeemed the remaining $157.4 million of accreted value of zero coupon debentures on August 7, 2003 in accordance with their terms. We used approximately $155.0 million held in escrow pursuant to the terms of our senior secured credit facility along with available cash of approximately $2.4 million, to redeem the zero coupon convertible debentures. As of December 28, 2003 the zero coupon convertible debentures have been fully retired.

      6.8% Notes. In December 2002, we initiated a tender offer for all of our outstanding 6.8% notes. We completed the tender offer and repurchased all but $4.7 million of these notes as of December 26, 2002. We paid consent payments pursuant to a consent solicitation we made concurrently with the tender offer. The consent solicitation eliminated substantially all of the restrictive covenants contained in the indenture governing our 6.8% notes as of December 29, 2002. We may from time to time repurchase outstanding 6.8% notes through open market purchases, privately negotiated transactions or otherwise. These notes are due to be paid in 2005.

Off-Balance Sheet Arrangements

Receivables Securitization Facility

      In December 2001, we established a wholly owned consolidated subsidiary to purchase, on a revolving basis, certain of our accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. In September 2003, we amended the facility to increase total funding capacity from $50 million to $65 million to expand our sources of liquidity. Amounts funded under this facility were $45.0 million at December 28, 2003 and $29.0 million at December 29, 2002. As of December 28, 2003, we had approximately $20 million of undrawn capacity available under the facility. The facility had an effective interest rate of approximately LIBOR plus 120 basis points as of December 28, 2003. The facility includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At December 28, 2003, we had a senior unsecured credit rating of BB+ with a stable outlook from Standard & Poor’s Rating Services, and of Ba2 with a stable outlook from Moody’s Investors Service. In January 2004, we entered into an agreement to extend the term of our accounts receivable securitization facility to January 28, 2005 as well as reduce the underlying cost of the facility. Cost reductions in the new agreement would result in an effective interest rate of approximately LIBOR plus 90 basis points based on the drawn balance of $45 million as of December 28, 2003. We expect to renew this facility again in January 2005 as it currently provides us a vehicle to accelerate the cash collection of customer receivables.

Dividends

      Our Board of Directors declared regular quarterly cash dividends of seven cents per share in each quarter of 2003 and 2002, resulting in an annual dividend rate of 28 cents per share. Our senior credit facility and the indenture governing our outstanding 8 7/8% senior subordinated notes contain restrictions that may limit our ability to pay our regular quarterly cash dividend in the future.

Contractual Obligations

      The following table summarizes our contractual obligations at December 28, 2003:

				8.875% Sr.
	Operating	6.8% Unsecured		Subordinated	Other Revolving
	Leases	Notes Due 2005	Term Note	Notes Due 2013	Debt Facilities	Total

	(In thousands)
2004	$33,616	$—	$3,150	$—	$2,017	$38,783
2005	24,987	4,687	3,150	—	—	32,824
2006	22,579	—	3,150	—	—	25,729
2007	13,797	—	3,150	—	—	16,947
2008	12,806	—	232,400	—	—	245,206
2009 and beyond	129,660	—	—	$297,770	—	427,430

Total	$237,445	$4,687	$245,000	$297,770	$2,017	$786,919

      During 2004, we expect to make capital expenditures of approximately $40 million primarily to introduce new products, to improve operating processes, to shift the production capacity to lower cost locations and to reflect investments in information technology. We expect to use our available cash and internally generated funds to fund these expenditures.

New Accounting Pronouncements

      In January and December 2003, the FASB issued FASB Interpretation No. 46 and No. 46, revised (FIN 46R), Consolidation of Variable Interest Entities. These statements, which address accounting for entities commonly known as special-purpose or off-balance-sheet entities, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. We must apply FIN 46R to our interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. We have considered the application of FIN 46 and FIN46R to our investments, receivables securitization program and other business relationships and concluded that the adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on our consolidated results of operations and financial position.

Application of Critical Accounting Policies and Estimates

      The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

      Revenue recognition. We record product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue is delayed until the installation is complete. For sales that include customer-specified acceptance criteria, revenue is recognized only after the acceptance criteria have been met. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element, all in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Because the majority of our sales relate to specific manufactured products or units rather than long-term customized projects, we generally do not experience significant changes in original estimates. Further, we have not experienced any significant product returns or refunds or promotional allowances that require significant estimation.

      Allowances for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We generally compute our allowance for doubtful accounts by (1) applying specific percentage reserves on accounts that are past due and deemed uncollectible; and (2) specifically reserving for customers known to be in financial difficulty. Therefore, if the financial condition of our customers were to deteriorate, we may have to increase our allowance for doubtful accounts. This would reduce our earnings.

      Inventory valuation. We initially value inventory at actual cost to purchase and/or manufacture. We periodically review these values to ascertain that market value of the inventory continues to exceed its recorded cost. Generally, reductions in value of inventory below cost are caused by our maintenance of stocks of products in excess of demand or technological obsolescence of the inventory. We regularly review inventory quantities on hand and, when necessary, record provisions for excess and obsolete inventory based on either our estimated forecast of product demand and production requirements or historical trailing usage of the product. If our sales do not materialize as planned or at historic levels, we may have to increase our reserve for excess and obsolete inventory. This would reduce our earnings. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower costs of sales and higher income from operations than expected in that period.

      Value of long-lived assets, including intangibles. We carry a variety of long-lived assets on our balance sheet including property and equipment, investments, identifiable intangible assets and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review (1) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (2) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows emanating from those assets may be diminished. Any impairment charge that we record reduces our earnings. The 2002 initial assessment of goodwill recoverability under SFAS No. 142 resulted in a $117.8 million charge to our earnings. This charge, relating to goodwill in our lighting reporting unit within our Optoelectronics business segment, was caused by expected declines in profitability and cash flows as a result of softness in key end-markets. We completed the annual impairment tests of goodwill for 2003 and concluded that there was no impairment. While we believe that our estimates of current value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets. In addition, we currently evaluate the remaining useful life of our intangible assets that are not being amortized at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful life of nonamortizing intangible assets are no longer indefinite, the assets will be tested for impairment in accordance with SFAS 142. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

      Employee compensation and benefits. Retirement and post retirement benefit plans are a significant cost of doing business and represent obligations that will be ultimately settled far in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year. As of December 28, 2003, we estimated the expected long-term rate of return in the United States was 8.5% percent, and ranged from 2.5% to 7.5% percent for our plans outside the United States. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets as well as our current expectations for long- term rates of returns for our pension assets. Our management will continue to assess the expected long-term rate of return on plan assets assumption for each plan based on relevant market conditions and will make adjustments to the assumptions as appropriate. Discount rate assumptions were based on the prevailing market long-term interest rates at the measurement date. If any of our assumptions were to change, our pension plan expenses would also change. A one percent decrease in the estimated return on plan assets would increase pre-tax pension expense by $2.2 million for 2004 in the United States and by $0.6 million for 2004 for all plans outside the United States. Retirement and post retirement benefit plan expense is allocated to cost of sales, research and development and selling, general and administrative expenses in our consolidated statement of operations. We incurred expenses of $6.2 million in 2003, $3.9 million in 2002 and $2.4 million in 2001 for our retirement and post retirement plans. We expect expenses of approximately $8.4 million in 2004 for our retirement and post retirement plans. We have reduced the volatility in our health care costs provided to our retirees by adopting a defined dollar plan feature. Under the defined dollar plan feature, our total annual liability for health care costs to any one retiree is limited to a fixed dollar amount, regardless of the nature or cost of the health care needs of that retiree. Our future liability therefore, cannot be impacted by future changes in the cost of health care.

      Restructuring activities. Our financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our restructuring charges are estimates based on our preliminary assessments of (1) severance benefits to be granted to employees, based on known benefit formulas and identified job grades, (2) costs to abandon certain facilities based on known lease costs of sub-rental income, and (3) asset impairments as discussed above under “Value of Long-Lived Assets, Including Intangibles.” Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. For example, actual severance costs may be less than anticipated if employees voluntarily leave prior to the time at which they would be entitled to severance or if anticipated legal hurdles in foreign jurisdictions prove to be less onerous than expected. In addition, unanticipated successes or difficulties in terminating leases and other contractual obligations may lead to changes in estimates. When such changes in estimates occur, they are reflected in our financial statements on the income statement line entitled “restructuring charges, net”.

      Gains or losses on dispositions. When we record the disposition of an asset or discontinuance of an operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. During the year ended December 28, 2003, we recognized $1.6 million in losses from the dispositions of divested businesses classified as discontinued operations and $2.7 million in gains from the disposition of assets, comprised largely of excess facilities. The $1.6 million included additional losses from the final disposition of our Telecommunications Components and Entertainment Lighting businesses as well as working capital adjustments related to the sale of our Security and Detection business. These losses were offset by gains from the resolution of contingencies associated with the 1999 divestiture of the Technical Services business. Any such changes decrease or increase current earnings and are recorded either against the “gains on disposition” or “discontinued operations” line items appearing in our income statement.

      Income taxes. Our business operations are global in nature, and we are subject to taxes in more than 40 countries. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate in those countries. We report and pay income tax based on operational results and applicable law. Our tax provision contemplates tax rates in effect to determine both our current and deferred tax position. Any significant fluctuation in rates or changes in tax laws could cause our estimates of taxes we anticipate either paying or recovering in the future to change. Such changes could lead to either increases or decreases in our effective tax rate.

      In addition, we have established valuation allowances against a variety of tax attributes, including net operation loss carryforwards, foreign tax credits and other credits. Valuation allowances take into consideration among other things, limitations imposed upon the use of the tax attributes and reduce the value of such items to the amount that is deemed to be recoverable. Improvements or other changes in our operations, domestically and internationally could increase our ability to utilize these tax attributes in the future. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risks

Financial Instruments

      Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of December 28, 2003.

      In the ordinary course of business, we enter into foreign exchange contracts for periods consistent with our committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include inter-company and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity and are recorded at fair value on the consolidated balance sheet. Credit risk is minimal as the foreign exchange instruments are contracted with major banking institutions. Unrealized gains and losses on our foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive income in the accompanying consolidated balance sheet. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. For the year ended December 28, 2003, we did not engage in hedges designated as cash flow. The notional amount of the outstanding foreign currency contracts was approximately $168.5 million at December 28, 2003 and $103.0 million as of December 29, 2002, and the approximate fair value of these foreign currency derivative contracts designated as fair value hedges was insignificant. The duration of the foreign currency derivative contracts is generally 30 day for 2003.

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

      Foreign Exchange Risk. As a multinational corporation, we are exposed to changes in foreign exchange rates. These exposures can take a variety of different forms:

(1) As our international sales grow, exposure to volatility in exchange rates could have a material impact on our financial results. Reported sales made in foreign currencies by our international subsidiaries, when translated into U.S. dollars for financial reporting purposes, can fluctuate due to exchange rate movement. While exchange rate fluctuations can impact reported revenues and earnings, this impact is purely a result of the translation effect and does not materially impact our short-term cash flows.

(2) In all parts of the world, our subsidiaries, on occasion, invoice third-party customers in foreign currencies other than the one in which they primarily do business. We refer to primary business currency as the “functional currencies.” Movements in the invoiced currency relative to the functional currency result in both realized and unrealized transaction gains or losses that directly impact our cash flows and our results of operations.

(3) Our manufacturing and distribution organization is worldwide. Accordingly, inventories may be manufactured in one location, stored in another, and distributed in a third location. This results in a wide array of intercompany transactions — transactions that are billed and paid in many different currencies. Our cash flows and our results of operations are therefore directly impacted by fluctuations in exchange rates of currencies involved.

(4) The cash flow needs of each of our foreign subsidiaries vary through time. Accordingly, there may be times when a subsidiary lends to or borrows from either the parent company or another affiliate. These advances, again being denominated in currencies other than a particular entity’s functional currency, can expose it to fluctuations in exchange rates that can impact both our cash flows and results of operations.

(5) In order to repay debt or satisfy operational needs, we may remit cash from our foreign locations to the United States. When this occurs, we are liquidating foreign currency net asset positions and converting them into United States dollars. Our cash flows and our results of operations are therefore also impacted by these transactions.

      We use foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. The derivative instruments held by us are not leveraged and are not held for trading purposes. We specifically use forward contracts to hedge our foreign denominated assets and liabilities and use a combination of forward and option contracts to hedge anticipated cash flows. Our hedging activity is intended to offset the impact of currency fluctuations on assets, liabilities and cash flows denominated in foreign currencies. The success of our hedging program depends on forecasts of transaction activity in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. The principal currencies hedged are the British Pound, Canadian Dollar, Euro, Japanese Yen, and Singapore Dollar. In those currencies where there is a liquid, cost-effective forward market, we maintain hedge coverage between our established minimum and maximum percentages of our anticipated transaction exposure for periods not to exceed one year. The gains and losses on these contracts offset changes in the value of the related exposure.

      Foreign Currency Risk — Value-at-Risk Disclosure — We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of December 28, 2003, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.1 million. This Value-at-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters of fiscal 2003, the Value-at-Risk ranged between $0.1 million and $1.0 million, and averaged approximately $0.5 million.

      Interest Rate Risk. As described above, our debt portfolio includes both fixed rate and variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows (as they relate to interest) and our earnings. In January 2004, we initiated, for a portion of our fixed rate debt portfolio, interest rate swaps that in effect convert fixed rate debt to variable rate debt. These swaps have been designated as fair value hedges. These swaps will be marked to market in our consolidated financial statements so that fair value movements in these swaps will be offset by the fair value movement in the debt.

      Interest Rate Risk — Sensitivity — As of December 28, 2003, our debt portfolio is comprised of 55% fixed rate debt and 45% variable rate debt. After giving effect to the interest rate swap entered into in January 2004, 37% of our debt portfolio is fixed and 63% is variable. Our current debt covenants require that we maintain at least 30% of our debt portfolio in fixed rate debt as defined in the credit agreement. Our current earnings exposure for changes in interest rates can be summarized as follows:

(1) changes in interest rates can cause interest charges on our variable rate debt comprised of $245 million of term loan and $100 million of swapped 8 7/8% notes to fluctuate. A 10% increase or approximately 40 basis points in current interest rates would cause an additional pre-tax charge to our earnings of $1.4 million for fiscal year 2004.

(2) changes in interest rates can cause our cash flows relative to interest payments on variable rate debt to fluctuate. As described above, an increase of 10% or approximately 40 basis points in current interest rates would cause our cash outflows to increase by $1.4 million for fiscal year 2004.

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

      Some of the industries and markets into which we sell our products are cyclical. Industry downturns are often characterized by reduced product demand, excess manufacturing capacity and erosion of average selling prices and profits. Significant downturns in our customers’ markets and in general economic conditions have resulted in a reduced demand for several of our products and have hurt our operating results. For example, during 2003, our operating results were adversely affected by downturns in many of the markets we serve, including the pharmaceutical, biomedical, semiconductor and aerospace markets. Current economic conditions have caused a decrease in capital spending by many of our customers, which in turn has adversely affected our sales and business.

If we do not introduce new products in a timely manner, our products could become obsolete and our operating results would suffer.

      We sell many of our products in industries characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Without the timely introduction of new products and enhancements, our products could become technologically obsolete over time, in which case our sales and operating results would suffer. The success of our new product offerings will depend upon several factors, including our ability to:

•	accurately anticipate customer needs,

•	innovate and develop new technologies and applications,

•	successfully commercialize new technologies in a timely manner,

•	price our products competitively and manufacture and deliver our products in sufficient volumes and on time, and

•	differentiate our offerings from our competitors’ offerings.

      Many of our products are used by our customers to develop, test and manufacture their products. Therefore, we must anticipate industry trends and develop products in advance of the commercialization of our customers’ products. In developing new products, we may be required to make significant investments before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers’ needs and future activities, we may invest heavily in research and development of products that do not lead to significant sales.

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

      As of December 28, 2003, we had approximately $549.5 million in outstanding indebtedness, excluding obligations under our accounts receivable securitization facility.

      Our level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay the principal or interest in respect of our indebtedness. We have $100.0 million in additional borrowing capacity available to us under our revolving credit facility. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

      Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet these obligations or to successfully execute our business strategy. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, seek additional financing or equity capital, restructure or refinance our debt or sell assets. We may not be able to obtain additional financing or refinance existing debt or sell assets on terms acceptable to us or at all.

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

      Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented more than 50% of our total sales in the fiscal year ended December 28, 2003. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

      In 2003, we achieved in excess of the original range of $12 to $25 million in pre-tax cost savings from the combination of our Life Sciences and Analytical Instruments businesses, announced in the fourth quarter of 2002. In 2004, we are targeting additional pre-tax cost savings of between $5.0 million and $20.0 million, for a combined pre-tax cost savings of between $30.0 million and $45.0 million relative to fiscal 2002 cost levels. While we believe these cost savings to be reasonable, they are estimates that are inherently difficult to predict, are necessarily speculative in nature and are subject to various integration risks. The integration risks include the possibility that we may experience a loss of productivity, sales and key personnel and that the information technology systems of these two businesses may not be fully compatible. If any of the potential difficulties were to occur and persist, the business results of our Life and Analytical Sciences reporting segment could suffer. In addition, unforeseen factors may offset some or all of the estimated cost savings or other benefits from the integration.

      As a result of these integration risks and possible unforeseen factors, our actual cost savings, if any, could differ or be delayed, compared to our estimates. Moreover, our capability to more fully capitalize, through their combination, on the strengths of our former Life Sciences and Analytical Instruments businesses’ sales, service and research and development organizations may be compromised.

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

      As of December 28, 2003, our total assets included $1.5 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. These assets have historically been amortized on a straight-line basis over their estimated useful lives. In connection with our adoption of SFAS No. 142, we discontinued the amortization of goodwill and indefinite lived intangible assets beginning in fiscal 2002. Instead, we test these items, at a minimum, on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned.

      Future impairment testing may result in additional intangible asset write-offs, which could adversely affect our results of operations.

Item 8.	Financial Statements and Supplemental Data

Independent Auditors’ Report	46
Consolidated Income Statements for the Three Years Ended December 28, 2003	47
Consolidated Balance Sheets as of December 28, 2003 and December 29, 2002	48
Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 28, 2003	49
Consolidated Statements of Cash Flows for the Three Years Ended December 28, 2003	50
Notes to Consolidated Financial Statements	51

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of PerkinElmer, Inc.

Wellesley, Massachusetts

      We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the Company) as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 27, 2004

CONSOLIDATED INCOME STATEMENTS

For the Three Years Ended December 28, 2003

	2003	2002	2001

	(In thousands, except per share data)
Sales:
Products	$1,300,543	$1,285,413	$1,327,473
Services	234,679	219,568	197,866

Total sales	1,535,222	1,504,981	1,525,339

Cost of sales:
Products	767,734	772,197	739,234
Services	138,535	131,903	110,186

Total cost of sales	906,269	904,100	849,420
Selling, general and administrative expenses	386,404	431,304	376,860
Research and development expenses	83,145	86,451	80,074
In-process research and development charges	—	—	71,533
Restructuring (reversals) charges, net	(3,539)	35,698	7,000
Gains on dispositions, net	(2,674)	(5,216)	(33,189)
Amortization of intangible assets	28,346	28,326	43,926

Operating income from continuing operations	137,271	24,318	129,715
Other expense, net	56,387	32,868	29,165

Income (loss) from continuing operations before income taxes	80,884	(8,550)	100,550
Provision (benefit) for income taxes	25,871	(4,415)	59,052

Income (loss) from continuing operations	55,013	(4,135)	41,498
Loss from discontinued operations, net of income taxes	(1,597)	(16,543)	(9,360)
(Loss) gain on disposition of discontinued operations, net of income taxes	(457)	(13,460)	2,367

Income (loss) before effect of accounting change	52,959	(34,138)	34,505
Effect of accounting change, net of income taxes	—	(117,800)	—

Net income (loss)	$52,959	$(151,938)	$34,505

Basic earnings (loss) per share:
Continuing operations	$0.44	$(0.03)	$0.40
Discontinued operations	(0.02)	(0.24)	(0.07)

Income (loss) before effect of accounting change	0.42	(0.27)	0.33
Effect of accounting change, net of income taxes	—	(0.94)	—

Net income (loss)	$0.42	$(1.21)	$0.33

Diluted earnings (loss) per share:
Continued operations	$0.43	$(0.03)	$0.39
Discontinued operations	(0.02)	(0.24)	(0.07)

Net income (loss) before effect of accounting change	0.41	(0.27)	0.32
Effect of accounting change, net of income taxes	—	(0.94)	—

Net income (loss)	$0.41	$(1.21)	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of December 28, 2003 and December 29, 2002

	2003	2002

	(In thousands except share
	and per share data)
Current assets:
Cash and cash equivalents	$191,499	$130,615
Cash held in escrow	—	186,483
Accounts receivable, net	288,556	304,647
Inventories	190,946	205,455
Other current assets	95,297	152,137
Current assets of discontinued operations	—	8,677

Total current assets	766,298	988,014

Property, plant and equipment:
At cost	623,164	590,696
Accumulated depreciation	(355,008)	(294,026)

Property, plant and equipment, net	268,156	296,670
Marketable securities and investments	10,874	14,298
Intangible assets, net	424,811	453,091
Goodwill	1,034,911	989,527
Other assets	102,669	80,122
Long-term assets of discontinued operations	—	3,760

Total assets	$2,607,719	$2,825,482

Current liabilities:
Short-term debt	$5,167	$191,491
Accounts payable	154,661	146,290
Accrued restructuring and integration costs	8,055	33,397
Accrued expenses	284,132	312,894

Total current liabilities	452,015	684,072
Long-term debt	544,307	614,053
Long-term liabilities	262,347	275,013
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value per share, authorized 300,000,000 shares; issued 145,101,000 shares; and 126,909,000 and 125,854,000 shares outstanding in 2003 and 2002, respectively	145,101	145,101
Capital in excess of par value	681,550	679,929
Unearned compensation	(3,494)	(5,890)
Retained earnings	672,616	655,066
Accumulated other comprehensive income (loss)	30,908	(31,865)
Cost of shares held in treasury — 18,192,000 shares and 19,247,000 shares in 2003 and 2002, respectively	(177,631)	(189,997)

Total stockholders’ equity	1,349,050	1,252,344

Total liabilities and stockholders’ equity	$2,607,719	$2,825,482

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Years Ended December 28, 2003

						Accumulated
						Other
						Comprehensive	Cost of	Total
	Comprehensive	Common	Capital in	Unearned	Retained	Income	Shares Held	Stockholders’
	Income	Stock	Excess of Par	Compensation	Earnings	(Loss)	in Treasury	Equity

	(In thousands, except per share data)
Balance, January 1, 2001		$122,908	$46,325	$(13,019)	$836,072	$(39,042)	$(224,855)	$728,389

Comprehensive income Net income	$34,505	—	—	—	34,505	—	—	34,505
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(20,976)	—	—	—	—	(20,976)	—	(20,976)
Unrealized gains on derivative instruments	1,407	—	—	—	—	1,407	—	1,407
Unrealized losses on securities arising during the period	(2,438)
Reclassification adjustment	109

Net unrealized losses	(2,329)	—	—	—	—	(2,329)	—	(2,329)

Other comprehensive loss	(21,898)

Comprehensive income	$12,607

Cash dividends ($.28 per share)		—	—	—	(28,294)	—	—	(28,294)
Exercise of employee stock options and related income tax benefits		—	20,723	—	—	—	20,047	40,770
Issuance of common stock for employee benefit plans		—	(2,296)	9,192	—	—	4,693	11,589
Purchase of common stock for treasury		—	—	—	—	—	(1,784)	(1,784)
Acquisition of AST		—	3,252	—	—	—	1,748	5,000
Acquisition of Packard		22,193	573,087	—	—	—	—	595,280

Balance, December 30, 2001		145,101	641,091	(3,827)	842,283	(60,940)	(200,151)	1,363,557

Comprehensive income Net loss	$(151,938)	—	—	—	(151,938)	—	—	(151,938)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	34,350	—	—	—	—	34,350	—	34,350
Change in minimum liability of pension	(3,928)	—	—	—	—	(3,928)	—	(3,928)
Unrealized losses on derivative instruments	(1,407)	—	—	—	—	(1,407)	—	(1,407)
Unrealized gains on securities arising during the period	60	—	—	—	—	60	—	60
Reclassification adjustment	(417)

Other comprehensive income	28,658

Comprehensive loss	$(123,280)

Cash dividends ($.28 per share)		—	—	—	(35,279)	—	—	(35,279)
Exercise of employee stock options		—	2,173	—	—	—	6,114	8,287
Issuance of common stock for employee benefit plans		—	8,661	(2,063)	—	—	9,965	16,563
Purchase of common stock for treasury		—	—	—	—	—	(5,925)	(5,925)
Acquisition of Packard		—	28,004	—	—	—	—	28,004

Balance, December 29, 2002		145,101	679,929	(5,890)	655,066	(31,865)	(189,997)	1,252,344

Comprehensive income Net income	$52,959	—	—	—	52,959	—	—	52,959
Other comprehensive income (loss), net of tax Foreign currency translation adjustments	70,475	—	—	—	—	70,475	—	70,475
Change in minimum liability of pension	(9,110)	—	—	—	—	(9,110)	—	(9,110)
Unrealized gains on securities arising during the period	1,408	—	—	—	—	1,408	—	1,408

Other comprehensive income	62,773	—	—	—	—	—	—	—

Comprehensive income	$115,732	—	—	—	—	—	—	—

Cash dividends ($.28 per share)	—	—	—	—	(35,409)	—	—	(35,409)
Exercise of employee stock options and related income tax benefits	—	—	2,057	—	—	—	3,630	5,687
Issuance of common stock for employee benefit plans	—	—	(436)	2,396	—	—	8,736	10,696

Balance, December 28, 2003		$145,101	$681,550	$(3,494)	$672,616	$30,908	$(177,631)	$1,349,050

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Years Ended December 28, 2003

	2003	2002	2001

	(In thousands)
Operating activities:
Net income (loss)	$52,959	$(151,938)	$34,505
Add net loss from discontinued operations	1,597	16,543	9,360
Add net loss (gain) on disposition of discontinued operations	457	13,460	(2,367)
Add effect of accounting change	—	117,800	—

Income (loss) from continuing operations	55,013	(4,135)	41,498
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
In-process research and development charges	—	—	71,533
Non-cash restructuring actions	(3,539)	3,150	(1,763)
Depreciation and amortization	80,150	76,580	88,472
Stock-based compensation	8,880	8,813	14,038
Deferred taxes	(11,842)	(35,369)	5,628
Amortization of deferred debt issuance cost, accretion of discounts and net gains from extinguishment of debt	9,631	19,531	20,753
Gains on dispositions net of losses on investments	(283)	(3,229)	(40,738)
Changes in assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	43,359	35,278	18,219
Inventories	28,163	48,231	(35,518)
Accounts payable	725	13,846	487
Tax benefit from exercise of common stock options	2,070	912	15,043
Accrued expenses and other	(51,914)	(49,159)	(41,875)

Net cash provided by continuing operations operating activities	160,413	114,449	155,777
Net cash provided by (used in) discontinued operations operating activities	7,062	(6,745)	(21,969)

Net cash provided by operating activities	167,475	107,704	133,808

Investing activities:
Cash held in escrow	187,477	(186,483)	—
Purchase of Fremont, CA facility	—	(30,000)	—
Capital expenditures	(16,588)	(37,819)	(94,382)
(Settlement of) proceeds from dispositions of businesses, net	(959)	96,194	73,505
Proceeds from dispositions of property, plant and equipment, net	5,363	29,782	61,243
Cost of acquisitions and investments, net of cash and cash equivalents acquired	534	(22,511)	34,149
Other	—	—	2,193

Net cash provided by (used in) continuing operations investing activities	175,827	(150,837)	76,708
Net cash provided by (used in) discontinued operations investing activities	1,400	(5,200)	(10,947)

Net cash provided by (used in) investing activities	177,227	(156,037)	65,761

Financing activities:
Prepayment of short-term debt	—	(123,683)	—
Prepayment of 2005 notes	—	(110,288)	—
Prepayment of term loan debt	(70,000)
Repayment of zero coupon convertible notes	(189,901)	(304,322)	—
Proceeds from sale of senior subordinated notes	—	297,500	—
Proceeds from term loan	—	315,000	—
Payment of debt issuance costs	(4,385)	(15,841)	—
Decrease in commercial paper borrowings		—	(177,000)
Other debt decreases	(2,273)	(5,540)	(3,235)
Proceeds from exercise of stock options	3,617	12,851	28,966
Purchases of common stock for treasury	—	(5,925)	(1,784)
Cash dividends	(35,409)	(35,279)	(28,294)

Net cash (used in) provided by continuing operations financing activities	(298,351)	24,473	(181,347)

Effect of exchange rate changes on cash and cash equivalents	14,533	16,225	(5,523)

Net increase (decrease) in cash and cash equivalents	60,884	(7,635)	12,699
Cash and cash equivalents at beginning of year	130,615	138,250	125,551

Cash and cash equivalents at end of year	$191,499	$130,615	$138,250

Supplemental disclosures of cash flow information (see also Note 2):
Cash paid during the year for:
Interest	$33,631	$11,789	$17,971
Income taxes	$43,526	$42,845	$18,211
Non-cash investing and financing activities:
Fair value of stock and options issued to Packard shareholders	$—	$28,004	$595,280
Fair value of stock issued to AST shareholders	$—	$—	$5,000
Packard debt assumed	$—	$—	$118,236

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Nature of Operations and Accounting Policies

      Nature of Operations: PerkinElmer, Inc. is a global high technology company which designs, manufactures, markets and supports products, systems and service offerings within three reporting segments: Life and Analytical Sciences, Optoelectronics and Fluid Sciences.

      The consolidated financial statements include the accounts of PerkinElmer, Inc. and its subsidiaries (the Company). All material intercompany balances and transactions have been eliminated in consolidation.

      Accounting Policies and Estimates: The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      Sales: The Company’s product sales are recorded when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. For products that include installation, and if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Certain of the Company’s products require specialized installation. Revenue for these products is deferred until installation is completed. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, the Company uses objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. Shipping and handling costs are reflected in both revenue and cost of goods sold to the extent they are billed to customers. In all other instances they are reflected as a component of cost of goods sold.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in the third quarter of 2003 and thereafter. On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF No. 00-21. The adoption of EITF Issue No. 00-21 and SAB 104 did not have a material effect on the Company’s results of operations or financial condition.

      Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. Substantially all inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

where necessary, provisions for excess and obsolete inventory are recorded based primarily on the Company’s estimated forecast of product demand and production requirements.

      Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not. Pursuant to Accounting Principles Board Opinion No. 23, Accounting for Income Taxes — Special Areas (APB 23) and related interpretations with respect to corporate earnings permanently reinvested offshore, the Company does not accrue tax for the repatriation of its foreign earnings that it considers to be permanently reinvested outside the United States.

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

      Pension Plans: The Company’s funding policy provides that payments to the U.S. pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Non-U.S. plans are accrued for, but generally not fully funded, and benefits are paid from operating funds. A minimum pension liability adjustment is recorded when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities.

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

      Intangible Assets: The Company’s intangible assets consist of (1) goodwill, which is not being amortized commencing in 2002 and beyond; (2) indefinite lived intangibles, which consist of certain trademarks and trade names that are not subject to amortization; and (3) amortizing intangibles, which consist of patents, and purchased technologies, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on an annual or periodic basis.

      Note 12 describes the impact of accounting for the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, and the annual impairment methodology that the Company employs on the later of January 1 or the first day of each fiscal year in calculating the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be challenged. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized.Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

      Prior to 2002, the Company employed the impairment methodologies set forth in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. These methodologies did not differ substantially from SFAS No. 144 as they related to amortizing intangibles. Goodwill was also previously evaluated for impairment under SFAS No. 121 in 2001.

      Stock-Based Compensation: At December 28, 2003, the Company has three stock-based compensation plans, which are described more fully in Note 19. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As allowed by SFAS No. 123, Accounting for Stock Based Compensation, no stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The Company has also issued restricted stock to certain employees and has reflected the intrinsic value of these awards as unearned compensation until the restrictions are released and the compensation is earned. The Company has elected to account for disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis which is presented below. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

	(In thousands, except per share data)
Net income (loss)	$52,959	$(151,938)	$34,505
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	1,792	1,568	2,117
Deduct: Total stock-based employee compensation expense determined under fair market value method (see Note 19) for all awards, net of related tax effects	(20,158)	(21,438)	(31,747)

Pro forma net income (loss)	$34,593	$(171,808)	$4,875

Earnings (loss) per share:
Basic — as reported	$0.42	$(1.21)	$0.33
Basic — pro forma	$0.27	$(1.37)	$0.05
Diluted — as reported	$0.41	$(1.21)	$0.32
Diluted — pro forma	$0.27	$(1.37)	$0.05

      Marketable Securities and Investments: Marketable Securities and Investments, whether debt or equity, are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The cost of securities sold is based on the specific identification method. Should securities be classified as available for sale, the Company records these investments at their fair values with unrealized gains and losses included in accumulated other comprehensive income/(loss). Under the cost method of accounting, equity investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value or additional investments.

      Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method.

      Cash Flows: For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid unrestricted instruments with a purchased maturity of three months or less to be cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Comprehensive Income (Loss): Comprehensive income (loss) is defined as net income or loss and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. Comprehensive income (loss) is reflected in the Consolidated Statements of Stockholders’ Equity.

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

     Recently Issued Accounting Pronouncements

      In January and December 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), Consolidation of Variable Interest Entities. These statements, which address accounting for entities commonly known as special-purpose or off-balance-sheet entities, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company must apply FIN 46R to its interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. The Company has considered the application of FIN 46 and FIN46R to its investments, receivables securitization program and other business relationships and concluded that the adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

Note 2:     Acquisitions and Divestitures

Acquisitions

     Packard

      In November 2001, the Company completed its acquisition of Packard BioScience Company (Packard) for a purchase price of approximately $764 million, primarily in the form of approximately 22 million shares of the Company’s common stock and the assumption of approximately $118.2 million in debt that the Company subsequently redeemed in March 2002. The reason for the acquisition, and the primary factors that contributed to the purchase price that resulted in the recognition of goodwill, are that the acquisition extended the Company’s capabilities in high throughput screening, automated liquid handling and sample preparation and strengthened its position as a global provider of comprehensive drug discovery tools and solutions.

      The Company, assisted by valuation consultants, performed an assessment of intangible assets using valuation techniques including discounted cash flow and other income approach analyses. Acquired intangible assets valued at $239.2 million included the fair value of trade names, trademarks, patents and developed technology. Of this amount, $76.5 million has been ascribed to trade names and trademarks for which an indefinite life has been assigned. The remaining $162.7 million of acquired intangible assets include core technology of $36.7 million (10-year weighted-average useful life), completed technology of $73.0 million (10-year weighted-average useful life), and patents of $53.0 million (10-year weighted-average useful life). The Packard acquisition also resulted in an allocation to goodwill of $428.9 million that was assigned to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Life and Analytical Sciences reporting segment. Of that total amount, $117.9 million is expected to be deductible for tax purposes. Indefinite lived intangibles and goodwill are not being amortized in accordance with SFAS No. 142.

      The acquisition was accounted for as a purchase in accordance with SFAS No. 141, and the Company has accordingly allocated the purchase price of Packard based upon the fair values of the net assets acquired and liabilities assumed. Some allocations are based on studies and independent valuations, as discussed above. The components of the initial purchase price and allocation are as follows (in thousands):

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

      Initial liabilities assumed included integration charges. These are described in greater detail under the integration activity caption below.

      Packard’s operations, assumed as of the date of acquisition, are reported within the results of operations of the Life and Analytical Sciences reporting segment.

     Integration activity

      The Company has undertaken integration actions in connection with acquired businesses. These activities, which were accounted for in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, have primarily included employee separation costs, the abandonment of excess facilities and the termination of leases and other contractual obligations. In connection with these integration activities, as part of the cost of acquisitions, the Company established reserves as detailed below. All changes in estimates within one year of the integration plan inception have been recorded as an adjustment of the cost of the acquired company as a change in goodwill. Any incremental charges incurred more than twelve months after the commencement of the integration activities are charged to the income statement as restructuring activities. Any incremental credits were reversed against the existing goodwill balance.

      The Packard integration plans included initiatives to integrate the operations of Packard. These integration costs principally included amounts related to employee separation costs for approximately 200 individuals and the termination of leases and other contractual obligations. In connection with the Packard acquisition, the Company initially recorded $33 million for integration charges. In the fourth quarter of 2002, the Company finalized its severance costs and determined that its estimates were too high principally due to actual severance costs per employee being lower than planned. As a result, the Company reversed $11.9 million of severance costs in the integration accrual in the fourth quarter of 2002 with the offsetting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount recorded in goodwill. The Company also reversed $4.0 million related to the termination of leases and other contractual obligations in the fourth quarter of 2002 due to changes in estimates, with the offsetting amount recorded to goodwill. The total reversal in the fourth quarter of 2002 was $15.9 million. Therefore, the net integration charge related to the Company’s purchase of Packard totaled $17.1 million. The integration activities were completed in early 2003 with the exception of $0.9 million of remaining payments due on leased facilities exited in 2001 that will be paid through 2004.

      The following table summarizes integration reserve activity during 2003, 2002 and 2001 related to the acquisition of Packard:

		Abandonment
		of Excess	Total Cash	Asset
	Severance	Facilities	Charges	Impairment	Total

	(In millions)
Packard Bioscience Integration Plan
Balance at December 30, 2001	$20.0	$7.6	$27.6	$5.4	$33.0
Amounts paid	(7.3)	(0.4)	(7.7)	(5.4)	(13.1)
Changes in estimates	(11.9)	(4.0)	(15.9)	—	(15.9)

Balance at December 29, 2002	.8	3.2	4.0	—	4.0
Amounts paid	(.8)	(2.3)	(3.1)	—	(3.1)

Balance at December 28, 2003	$—	$0.9	$0.9	$—	$0.9

      In July 2000, the Company completed its acquisition of NEN Life Sciences, Inc. (NEN), a provider of state-of-the-art drug discovery products, services, reagents and technologies to the life sciences industry. In connection with the acquisition, the Company recorded a $4.0 million integration reserve related to the acquisition of NEN. The NEN restructuring plan included approximately $3.8 million in termination and employment related costs of individuals principally based in NEN’s headquarters and operations center ($3.4 million remained as of the end of fiscal year 2000) and $.2 million of lease termination costs. These integration activities occurred concurrently with the Company restructuring activities in 2000 (see Note 3).

      The following table summarizes integration reserve activity during 2001 related to the acquisition of NEN:

		Abandonment
		of Excess
	Severance	Facilities	Total

	(In millions)
NEN Life Sciences Integration Plan
Balance at January 1, 2001	$3.4	$0.2	$3.6
Amounts paid	(3.4)	(0.2)	(3.6)

Balance at December 30, 2001	$—	$—	$—

      In May 1999, the Company completed its acquisition of the Analytical Instruments Division (AI) of Perkin-Elmer Corporation for an aggregate purchase price of approximately $425 million, plus acquisition costs. As part of the AI acquisition, the Company incurred integration charges to merge the AI business with its existing business. The AI integration plan included initiatives to integrate the operations of the acquired businesses, and reduce overhead. The primary components of these plans related to: (a) employee termination benefits and related costs for approximately 600 individuals, (b) consolidation or shutdown of certain operational facilities worldwide, and (c) termination of certain leases and other contractual obligations. The integration activities were completed in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes integration reserve activity during 2002 and 2001 related to the acquisition of Analytical Instruments:

		Abandonment
		of Excess
	Severance	Facilities	Total

	(In millions)
Analytical Instruments Integration Plan
Balance at January 1, 2001	$25.0	$3.7	$28.7
Amounts paid	(15.8)	(3.7)	(19.5)

Balance at December 30, 2001	9.2	—	9.2
Amounts paid	(9.2)	—	(9.2)

Balance at December 29, 2002	$—	$—	$—

     Divestitures

      Gains on dispositions in 2003 included $2.2 million from sale of facilities and $0.5 million from the final resolution of contingencies related to the 2001 sale of the Instruments for Research and Applied Sciences (IRAS) business.

      Gains on dispositions in 2002 included $4.4 million from the sale of facilities and approximately $0.8 million from the resolution of certain contingencies related to the sale of the IRAS business.

      During 2001, the Company sold its IRAS business for cash of $55.5 million, resulting in a pre-tax gain of approximately $32.3 million. Also during 2001, the Company sold its Voltarc business for cash of $9.5 million and a note for approximately $8.0 million, resulting in a pre-tax loss of approximately $6.3 million. In addition, the Company sold small businesses resulting in a loss of $7.2 million. The combined net income of the disposed businesses was $5.4 million in 2000 and $1.4 million in 2001 through the date of disposal.

      All of the gains described above are reported in gains on dispositions, net in the consolidated income statements.

Note 3:     Restructuring Charges

      The Company has undertaken four separate restructuring actions over the past three years. Restructuring actions in 2001 and 2002 were recorded in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-03). Restructuring actions taken in 2003 were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).

      A description of each of the four restructuring plans is as follows:

     Q2 2003 Plan:

      During 2003, the Company incurred a $2.0 million restructuring charge in the Life and Analytical Sciences business and a $0.3 million restructuring charge in the Optoelectronics business. The purpose of the restructuring was to further improve performance and take advantage of synergies between the Company’s former Life Sciences and Analytical Instruments businesses. The principal actions in this restructuring plan included lower headcount due to the continued integration of Life and Analytical Sciences business in a European manufacturing facility and a customer care center as well as a headcount reduction at one of the Optoelectronics manufacturing facilities to reflect recent declining demand for several product lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      This restructuring charge was primarily recorded in the second quarter, but additional charges were recorded in the third and fourth quarters as required by SFAS 146, as people were notified in the second quarter but were required to work for a period of time prior to receiving their severance. In addition, the Company recorded a restructuring reversal of $0.4 million due to higher than expected employee attrition rates prior to ultimate termination and, accordingly, lower severance costs. The following table summarizes the 2003 restructuring plan activity for the year ended December 28, 2003:

		Severance and
	Headcount	Separation

		(In thousands)
Q2 2003 Restructuring Plans
Restructuring recorded	120	$2,251
Amounts paid or incurred	(81)	(1,582)
Changes in estimates	(30)	(381)

Balance at December 28, 2003	9	$288

      Actions under the plan were completed by December 28, 2003 with the exception of nine headcount reductions that will be completed by the second quarter of 2004.

     Q4 2002 Plan

      In connection with the Company’s decision to combine the Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies, the Company recorded a pre-tax restructuring charge of $26.0 million during the fourth quarter of 2002 (the Q4 2002 Plan). This plan allowed the Company to combine many business functions worldwide, with the intention to better serve its customers and more fully capitalize on the strengths of the businesses’ sales, service and research and development organizations. The principal actions in the restructuring plan included workforce reductions, closure of facilities and disposal of underutilized assets. The following table summarizes the components of the Company’s Q4 2002 Plan and related accrual activity:

			Abandonment of	Asset
	Headcount	Severance	Excess Facilities	Impairment	Total

	(In thousands, except for headcount)
Restructuring recorded	546	$20,840	$3,512	$1,697	$26,049

Amounts incurred	—	—	—	(1,697)	(1,697)

Balance at December 29, 2002	546	20,840	3,512	—	24,352
Amounts paid	(299)	(13,470)	(343)	—	(13,813)
Changes in estimates	(182)	(4,600)	(1,639)	—	(6,239)

Balance at December 28, 2003	65	$2,770	$1,530	$—	$4,300

      This restructuring resulted in the integration of U.S. Life and Analytical Sciences sales, service and customer care centers, the integration of European customer care and finance centers, the merging of a former Life Sciences European manufacturing facility with a former Analytical Instruments European manufacturing facility and the merging of a portion of a former Life Science research and development European facility with a former Analytical Instruments European facility.

      During 2003, the Company expended $13.8 million to execute these actions. In addition, the Company recorded a reversal of $6.2 million in the Q4 2002 Plan due to higher than expected employee attrition rates in several countries prior to ultimate termination, and accordingly lower severance costs, plus lower than expected lease termination costs in certain locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The remaining liability represents severance and lease commitments. The Company expects to settle the remaining severance liability by the second quarter of 2004. The lease commitments on unoccupied buildings extend until 2005.

     Q1 2002 Plan

      During the first quarter of 2002, the Company’s management developed a plan to restructure several businesses within its Life and Analytical Sciences and Optoelectronics segments. The plan resulted in pre-tax restructuring charges totaling $9.2 million. The principal actions in the restructuring plan included workforce and overhead reductions resulting from reorganization activities, including the closure of a manufacturing facility, disposal of underutilized assets and general cost reductions. The following table summarizes the components of the Company’s Q1 2002 Plan and related accrual activity:

		Abandonment of	Asset
	Severance	Excess Facilities	Writedowns	Total

	(In thousands)
Restructuring recorded	$7,678	$310	$1,210	$9,198
Amounts paid or incurred	(6,526)	(310)	(1,210)	(8,046)

Balance at December 29, 2002	1,152	—	—	1,152
Amounts paid or incurred	(52)	—	—	(52)
Changes in estimates	(1,000)		—	(1,000)

Balance at December 28, 2003	$100	$—	$—	$100

      Q1 2002 Plan charges in the Company’s Life and Analytical Sciences segment totaled $5.5 million. The charges were a result of softness in components of the Life and Analytical Sciences business. Actions under the charges primarily included the downsizing of an additional manufacturing location and the streamlining of the global sales and research and development organizations, primarily in Europe, Japan and the Pacific Rim. These actions were undertaken to reduce the number of employees in components of its business that had experienced declining demand. The Q1 2002 Plan charges in the Company’s Optoelectronics segment totaled $3.7 million. This charge was primarily due to the removal of a layer of management structure within Optoelectronics that led to a flatter and less expensive organization structure. Planned headcount reductions for Q1 2002 Plan totaled 276.

      During 2003, the Company recorded a reversal of $1.0 million in the Q1 2002 Plan due to lower than expected headcount reductions and severance costs resulting from higher than expected attrition rates in several countries prior to ultimate termination.

     Q4 2001 Plan:

      During the fourth quarter of 2001, in connection with the integration of Packard and a restructuring of its sales offices in Europe, the Company recorded a restructuring charge of $9.2 million in the Life and Analytical Sciences segment. The principal actions in the restructuring plan include the closing or consolidation of several leased sales and services offices in Europe, as well as costs associated with the closure of a manufacturing facility in Europe, the closure of leased manufacturing facilities in the United States and the disposal of related assets. These actions were designed to streamline the organization and take advantage of the synergies offered by the Packard acquisition as they relate to the legacy Life and Analytical Science segment. The total planned number of employees to be terminated was 272.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the original restructuring charge and subsequent activity of the Company’s Q4 2001 Plan:

		Abandonment
		of Excess	Asset
	Severance	Facilities	Impairment	Total

	(In thousands)
Q4 2001 Plan
Restructuring recorded in Q4 2001	$6,926	$2,138	$125	$9,189
Amounts paid or incurred in 2001	(840)	(638)	(125)	(1,603)

Balance at December 30, 2001	6,086	1,500	—	7,586
Amounts paid or incurred	(3,248)	(1,400)	(243)	(4,891)
Changes in estimates	1,137	—	243	1,380

Balance at December 29, 2002	3,975	100	—	4,075
Amounts paid or incurred	(3,334)	(100)	—	(3,434)
Changes in estimates	1,830	—	—	1,830

Balance at December 28, 2003	$2,471	$—	$—	$2,471

      The remaining liability relates to European severance obligations and will be paid in 2004.

      In 2003, an additional pre-tax restructuring charge associated with the Q4 2001 Plan of $1.8 million was recorded. This charge was primarily due to additional severance and severance related benefits of the previously identified employees associated with the closure of a European manufacturing facility in the Life and Analytical Sciences segment and will be paid in 2004.

Note 4:     Other Expense

      Other expense, net consisted of the following:

	2003	2002	2001

	(In thousands)
Interest income	$(2,488)	$(3,161)	$(3,730)
Interest expense	52,586	32,096	37,730
Losses (gains) on sale of investments, net	2,391	1,987	(4,274)
Extinguishment of debt	1,953	353	—
Other	1,945	1,593	(561)

	$56,387	$32,868	$29,165

Note 5:     Income Taxes

      The components of income (loss) from continuing operations before income taxes for financial reporting purposes were as follows:

	2003	2002	2001

	(In thousands)
U.S.	$(42,408)	$(93,197)	$(18,641)
Non-U.S.	123,292	84,647	119,191

	$80,884	$(8,550)	$100,550

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the provision (benefit) for income taxes for continuing operations were as follows:

		Deferred Expense
	Current	(Benefit)	Total

	(In thousands)
2003
Federal	$2,301	$(7,471)	$(5,170)
State	1,911	427	2,338
Non-U.S.	33,501	(4,798)	28,703

	$37,713	$(11,842)	$25,871

2002
Federal	$(1,587)	$(28,050)	$(29,637)
State	3,827	(3,473)	354
Non-U.S.	28,714	(3,846)	24,868

	$30,954	$(35,369)	$(4,415)

2001
Federal	$20,971	$1,995	$22,966
State	1,732	2,516	4,248
Non-U.S.	30,721	1,117	31,838

	$53,424	$5,628	$59,052

      The total provision (benefit) for income taxes included in the consolidated financial statements was as follows:

	2003	2002	2001

	(In thousands)
Continuing operations	$25,871	$(4,415)	$59,052
Discontinued operations	(571)	1,955	(2,427)

	$25,300	$(2,460)	$56,625

      A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision (benefit) is as follows:

	2003	2002	2001

	(In thousands)
Tax provision (benefit) at statutory rate	$28,309	$(2,993)	$35,193
Non-U.S. rate differential, net	(15,719)	(11,863)	(9,854)
State income taxes, net	2,338	354	4,248
Nondeductible intangible and goodwill amortization	(671)	180	7,232
Nondeductible in-process research and development	—	—	25,037
Change in valuation allowance	18,101	5,866	(503)
Other, net	(6,487)	4,041	(2,301)

Provision (benefit) for income taxes	$25,871	$(4,415)	$59,052

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences and carryovers that gave rise to deferred income tax assets and liabilities as of December 28, 2003 and December 29, 2002 were as follows:

	2003	2002

	(In thousands)
Deferred tax assets:
Inventory	$13,901	$9,629
Reserves and accruals	45,858	43,614
Accrued compensation	11,548	11,375
Net operating loss and credit carryforwards	55,268	30,123
Post-retirement health benefits	1,232	1,053
Restructuring reserve	2,369	8,853
All other, net	17,405	12,771

Total deferred tax assets	147,581	117,418
Deferred tax liabilities:
Pension contribution	(13,586)	(11,727)
Amortization	(58,909)	(47,189)
Depreciation	(27,453)	(29,409)
All other, net	(8,978)	(8,668)

Total deferred tax liabilities	(108,926)	(96,993)
Valuation allowance	(47,372)	(29,271)

Net deferred liabilities	$(8,717)	$(8,846)

      At December 28, 2003, the Company had net operating loss carryovers of approximately $87 million, research and development credits totaling $10 million and foreign tax credits of $12 million, subject to various carryforward periods. Based on the judgment of the Company, full valuation allowances have been established against a variety of tax attribute items. Valuation allowances take into consideration limitations imposed upon the use of the tax attribute carryovers and reduce the value of such items to the likely net realizable amount.

      Current deferred tax assets of $53 million and $103 million were included in other current assets at December 28, 2003 and December 29, 2002, respectively. Long-term deferred tax assets of $5 million were included in other assets at December 28, 2003. Long-term deferred tax liabilities of $67 million and $112 million were included in other long-term liabilities at December 28, 2003 and December 29, 2002, respectively. The decrease in current deferred tax assets and long-term deferred tax liabilities in 2003 as compared to 2002 was primarily due to an adjustment in the characterization of the current deferred tax assets and long-term deferred tax liabilities.

      With the exception of deferred taxes specifically provided on earnings anticipated to be repatriated and dividends actually paid to the U.S., the Company does not provide for taxes on unremitted earnings of its foreign subsidiaries. It is the practice and intention of the Company to permanently reinvest the income of its foreign subsidiaries in its overseas operations. However, certain requirements of the senior secured credit facility discussed in Note 14 may require the Company to repatriate earnings of its non-U.S. subsidiaries in the future. Consistent with past practice, the Company will include in its income tax provision the incremental tax cost, if any, for earnings to be repatriated to the U.S. to satisfy debt and other obligations when such events become foreseeable.

      Pursuant to Accounting Principles Board Opinion No. 23, Accounting for Income Taxes — Special Areas (APB 23) and related interpretations with respect to corporate earnings permanently reinvested offshore, the Company does not accrue tax for the repatriation of its foreign earnings that it considers to be permanently

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reinvested outside the United States. As of December 28, 2003, the amount of earnings for which no repatriation tax cost provision has been provided was approximately $426 million.

Note 6:     Discontinued Operations

      During 2003, the Company settled various claims under certain long-term contracts and transition services with its Technical Services business, which was sold in August of 1999. The net settlement and the reversal of certain previously established contingency reserves resulted in a pre-tax gain of $6.5 million that was recognized in 2003, included in gain (loss) on dispositions of discontinued operations.

      In June 2002, the Company completed the sale of its Security and Detection Systems business for cash consideration of approximately $100.0 million and a net working capital adjustment, the amount of which has yet to be finalized. A net pre-tax gain of approximately $15.0 million was recorded pursuant to this transaction in 2002 as a gain on the disposition of a discontinued operation. Adjustments relating to this sale resulted in a pre-tax loss of $2.4 million in 2003, primarily due to revised estimates of the working capital adjustment. The Company has accounted for its Security and Detection Systems business as a discontinued operation in accordance with APB No. 30, and accordingly, the results of operations and related cash flows of this business through the disposal date have been segregated from continuing operations and reported as a separate line on the Company’s Consolidated Income Statements. The loss in 2003 and the gain in 2002 are presented as a component of net income within dispositions of discontinued operations, net of income tax in the Company’s Consolidated Income Statement.

      During June 2002, the Company approved separate plans to shut down its Telecommunications Component and sell its Entertainment Lighting businesses as part of its continued efforts to focus on higher growth opportunities. This resulted in an initial pre-tax loss of approximately $20.5 million in 2002. In June 2003, the Company completed the sale of a significant portion of its Entertainment Lighting business and abandoned the remaining assets. In addition, the Company incurred adjustments relating to the shut down of its Telecommunications business. Accordingly, a pre-tax loss of $4.3 million was recorded in 2003. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. The Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows of these businesses as discontinued operations for all periods presented. The assets and liabilities of these disposal groups have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying Consolidated Balance Sheets at December 29, 2002.

      The Company recorded the following gains and losses, which have been reported as the loss on dispositions of discontinued operations during the years ended December 28, 2003 and December 29, 2002:

	2003	2002

	(In thousands)
Loss (gain) on the sale of the Security and Detection Systems business	$2,414	$(14,960)
Gain on the resolution of contingencies associated with the Technical Services business	(6,535)	—
Loss on Entertainment Lighting business	1,957	2,100
Loss on Telecommunications Component business	2,383	18,386

Net loss on disposition of discontinued operations before income taxes	219	5,526
Provision for income taxes	238	7,934

Loss on disposition of discontinued operations, net of income taxes	$457	$13,460

      For the year ended December 30, 2001, the amount recorded as gain on dispositions of discontinued operations, totaling $2,367, was attributable to the 1999 sale of the Technical Services business. The amounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized as gains reflect the resolution of contingencies recorded on certain long-term contracts and transitional services provided to the Technical Services business subsequent to the sale.

      Summary operating results of the discontinued operations of the Security and Detection Systems, Telecommunications Component and Entertainment Lighting businesses for the periods prior to disposition were as follows:

	2003	2002	2001

	(In thousands)
Sales	$5,598	$120,181	$76,424
Costs and expenses	8,314	136,063	83,620

Operating loss from discontinued operations	(2,716)	(15,882)	(7,196)
Other expense	(310)	6,640	6,124

Loss from discontinued operations before income taxes	(2,406)	(22,522)	(13,320)
Benefit from income taxes	(809)	(5,979)	(3,960)

Loss from discontinued operations, net of income taxes	$(1,597)	$(16,543)	$(9,360)

Note 7:     Earnings per Share

      Basic earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding during the year less restricted unvested shares. Diluted earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding plus the dilutive effects of common shares issuable upon the exercise of stock options using the treasury stock method and the release of restrictions on restricted stock awards. The following table reconciles the number of shares utilized in the earnings per share calculations:

	2003	2002	2001

	(In thousands)
Number of common shares — basic	126,363	125,439	103,687
Effect of dilutive securities:
Stock options	854	—	2,700
Restricted shares and other	524	—	872

Number of common shares — diluted	127,741	125,439	107,259

      Shares of common stock related to employee stock options to purchase 8.3 million, 15.5 million and 8.0 million shares of common stock were not included in the computation of diluted earnings per share for 2003, 2002 and 2001, respectively, because their effect would have been antidilutive. Additionally, warrants to purchase 0.6 million shares of common stock were not included in the computation of diluted earnings per share in 2003, 2002 and 2001 because their effect would have been antidilutive. Conversion of the Company’s zero coupon debentures was not assumed in the computation of diluted earnings per share for the years presented because the effect of assumed conversion would have been antidilutive for all periods presented.

Note 8:     Accounts Receivable

      Accounts receivable were net of reserves for doubtful accounts of $20.2 million and $21.4 million as of December 28, 2003 and December 29, 2002, respectively.

      During 2001, the Company established a wholly owned consolidated subsidiary to fund, on a revolving basis, certain of the Company’s accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. The Company’s consolidated subsidiary retains the risk of credit loss on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables. Accordingly, the full amount of the allowance for doubtful accounts has been provided for on the Company’s balance sheet. Under the terms of this arrangement, the Company retains collection and administrative responsibilities for the balances. The servicing fees received constitute adequate compensation for services performed. No servicing asset or liability is therefore recorded. The accounts receivable securitization facility provides for up to $65.0 million in accounts receivable funding. The facility had an effective interest rate at December 28, 2003 of approximately LIBOR plus 120 basis points. Amounts funded under this facility were $45 million and $29.0 million at December 28, 2003 and December 29, 2002, respectively. Amounts funded reduce the outstanding receivable balance. The facility includes conditions that require the Company to maintain a corporate credit rating of BB or above as defined by Standard & Poor’s Rating Services, and Ba2 or above as defined by Moody’s Investors Service. At December 28, 2003 the Company had a senior unsecured credit rating of BB+ with a stable outlook from Standard & Poor’s Rating Services and of Ba2 with a stable outlook from Moody’s Investors Service. In January 2004, the Company entered into an agreement to extend the term of its accounts receivable securitization facility to January 28, 2005.

Note 9:     Inventories

      Inventories as of December 28, 2003 and December 29, 2002 consisted of the following:

	2003	2002

	(In thousands)
Raw materials	$81,705	$92,319
Work in progress	16,653	16,334
Finished goods	92,588	96,802

	$190,946	$205,455

Note 10:     Property, Plant and Equipment

      Property, plant and equipment, at cost, as of December 28, 2003 and December 29, 2002, consisted of the following:

	2003	2002

	(In thousands)
Land	$25,668	$26,227
Building and leasehold improvements	178,378	174,257
Machinery and equipment	419,118	390,212

Total property, plant and equipment	623,164	590,696
Accumulated depreciation	(355,008)	(294,026)

Total property, plant and equipment, net	$268,156	$296,670

      Depreciation expense for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 was $51.8 million, $48.3 million and $44.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:     Marketable Securities and Investments

      Investments as of December 28, 2003 and December 29, 2002 consisted of the following:

	2003	2002

	(In thousands)
Marketable securities	$8,896	$10,369
Joint venture and other investments	1,978	3,929

	$10,874	$14,298

      Marketable securities include equity and fixed-income securities held to meet obligations associated with the supplemental executive retirement plan and other deferred compensation plans.

      The net unrealized holding gain (loss) on marketable securities, net of deferred income taxes, reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity, was a $.04 million gain and a $1.3 million loss at December 28, 2003 and December 29, 2002, respectively. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

      Marketable securities classified as available for sale as of December 28, 2003 and December 29, 2002 consisted of the following:

		Gross Unrealized Holding
	Market
	Value	Cost	Gains	(Losses)

	(In thousands)
2003
Common stocks	$5,525	$5,386	$396	$(257)
Fixed-income securities	3,043	3,025	18	—
Other	328	420	—	(92)

	$8,896	$8,831	$414	$(349)

2002
Common stocks	$5,633	$7,533	$—	$(1,900)
Fixed-income securities	4,430	4,392	38	—
Other	306	320	—	(14)

	$10,369	$12,245	$38	$(1,914)

Note 12:     Goodwill and Intangible Assets

      In connection with adopting FAS 142 in fiscal 2002, the Company, assisted by valuation consultants, completed the transitional testing of goodwill using a measurement date of January 1, 2002. The results of the transitional testing indicated that the carrying values of the lighting reporting unit within the Optoelectronics reporting segment exceeded the estimated fair value of this unit as determined utilizing various valuation techniques, including discounted cash flow and comparative market analysis. Accordingly, an impairment charge was recognized as a change in accounting principle as of the beginning of 2002. The impairment charge was $117.8 million on a before and after-tax basis. The Company performs its annual goodwill assessment on the later of January 1 or the first day of each fiscal year. The Company completed its annual impairment tests for the year ending December 28, 2003 as required by FAS 142 and determined that there was no impairment of goodwill for fiscal 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The adjustment to previously reported income (loss) from continuing operations before effect of accounting change and earnings (loss) per share before effect of accounting change below illustrates the impact of goodwill amortization on reported results. The impact on net income (loss) and basic and diluted net earnings (loss) per share for 2003, 2002 and 2001 is as follows:

	2003	2002	2001

	(In thousands, except per share amounts)
Reported net income (loss)	$52,959	$(151,938)	$34,505
Goodwill amortization, net of tax	—	—	22,378

Adjusted net income (loss)	$52,959	$(151,938)	$56,883

Basic earnings (loss) per share:
Reported net income (loss)	$0.42	$(1.21)	$0.33
Goodwill amortization, net of tax	—	—	0.22

Adjusted net income (loss)	$0.42	$(1.21)	$0.55

Diluted earnings (loss) per share:
Reported net income (loss)	$0.41	$(1.21)	$0.32
Goodwill amortization, net of tax	—	—	0.21

Adjusted net income (loss)	$0.41	$(1.21)	$0.53

      The changes in the carrying amount of goodwill for fiscal 2003 and 2002 are as follows:

	Life and
	Analytical		Fluid
	Sciences	Optoelectronics	Sciences	Consolidated

	(In thousands)
Balance, December 31, 2001	$903,728	$115,683	$29,473	$1,048,884
Adoption of SFAS No. 142 goodwill impairment	—	(79,204)	—	(79,204)
Purchase accounting adjustments	(19,121)	(1,500)	1,369	(19,252)
Foreign currency translation	38,650	449	—	39,099

Balance, December 29, 2002	923,257	35,428	30,842	989,527
Foreign currency translation	44,222	1,162	—	45,384

Balance, December 28, 2003	$967,479	$36,590	$30,842	$1,034,911

      As described above, in connection with adopting SFAS No. 142, the Company recorded an impairment charge of $117.8 million. This charge comprised $79.2 million and $38.6 million related to continuing and discontinued operations, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible asset balances at December 28, 2003 by business segment were as follows:

	Life and
	Analytical
	Sciences	Optoelectronics	Fluid Sciences	Consolidated

	(In thousands)
Patents	$78,860	$12,682	$4,000	$95,542
Less: Accumulated depreciation	(17,290)	(6,496)	(4,000)	(27,786)

Net patents	61,570	6,186	—	67,756

Licenses	47,087	1,403	—	48,490
Less: Accumulated depreciation	(11,027)	(1,403)	—	(12,430)

Net licenses	36,060	—	—	36,060

Core technology	200,567	—	8,125	208,692
Less: Accumulated depreciation	(44,910)	—	(1,820)	(46,730)

Net core technology	155,657	—	6,305	161,962

Net amortizable intangible assets	253,287	6,186	6,305	265,778
Non-amortizing intangible assets	159,033	—	—	159,033

TOTALS	$412,320	$6,186	$6,305	$424,811

      Intangible asset balances at December 29, 2002 by business segment were as follows:

	Life and
	Analytical
	Sciences	Optoelectronics	Fluid Sciences	Consolidated

	(In thousands)
Patents	$79,660	$12,682	$4,000	$96,342
Less: Accumulated depreciation	(10,854)	(5,247)	(3,800)	(19,901)

Net patents	68,806	7,435	200	76,441

Licenses	45,143	1,394	—	46,537
Less: Accumulated depreciation	(5,740)	(1,394)	—	(7,134)

Net licenses	39,403	—	—	39,403

Core technology	200,567	—	8,125	208,692
Less: Accumulated depreciation	(29,538)	—	(940)	(30,478)

Net core technology	171,029	—	7,185	178,214

Net amortizable intangible assets	279,238	7,435	7,385	294,058
Non-amortizing intangible assets	159,033	—	—	159,033

TOTALS	$438,271	$7,435	$7,385	$453,091

Note 13:     In-Process Research and Development

      In-process research and development expenses for 2001 were $71.5 million and consisted primarily of in-process research and development expenses related specifically to projects the Company acquired in connection with the purchase of Packard within the Company’s Life and Analytical Sciences reporting segment. These projects were valued based on discounted probable future cash flows on a project-by-project basis. The Company prepared revenue and expense projections as well as technology assumptions through 2008. The Company discounted the projected cash flows using interest rates specific to each project derived

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from a cost of capital adjusted upward for the stage of completion. These adjusted discount rates ranged between 20-37% based upon the remaining effort and risk of completion. The efforts required to develop the in-process technologies into commercially viable products principally relate to the completion of planning, designing, prototyping, verification and testing activities that were necessary to establish that the products could be designed to meet their design specifications, including function, features and technical performance requirements. Failure to complete any of these projects has not had and would not have a material adverse impact on the results of operations, financial condition, or cash flows.

      The Company classified Packard acquisition projects for which the charge is associated as follows:

•	Liquid Handling and Sample Preparation: Packard’s liquid handling and sample preparation products enable users to automatically manage liquid handling processes for drug discovery and research applications using robotic devices for sample preparation and dispensing of liquids. Approximately $34.1 million of the in-process research and development charge related to liquid handling and sample preparation projects, with individual projects ranging from $1.0 million to $16.5 million in value and 30% to 80% complete. The majority of the liquid handling and sample preparation research and development projects included in this charge have been completed at December 28, 2003.

•	Biochip Systems: Packard’s biochip systems included instruments and software used in the production, detection and analysis of simultaneous gene and protein assays in microarray or biochip formats, both of which are chips containing dense grids of genes or proteins. Approximately $19.3 million of the in-process research and development charge related to biochip system projects, with individual projects ranging from $0.1 million to $11.7 million in value and 10% to 90% complete. All of the biochip systems research and development projects included in this charge have been completed at December 28, 2003.

•	Microplate Readers and Plate Imaging Systems: Packard’s microplate readers and plate imaging systems are used in life science laboratories for the high throughput analysis of samples in an effort to measure biological interactions. Approximately $7.6 million of the in-process research and development charge related to microplate readers and plate imaging system projects, with individual projects ranging from $0.1 million to $5.5 million in value and 30% to 90% on a percentage of completion basis. The majority of the microplate readers and plate imaging systems research and development projects included in this charge have been completed at December 28, 2003.

•	Drug Discovery Reagents: Packard’s drug discovery reagent offerings include non-isotopic drug screening and detection reagents. Approximately $8.1 million of the in-process research and development charge related to drug discovery reagent projects, with individual projects ranging from $0.1 million to $6.3 million in value and 50% to 80% complete. All of the drug discovery reagents research and development projects included in this charge have been completed at December 28, 2003.

Note 14:     Debt

      Senior Secured Credit Facility. In December 2002, the Company entered into a senior credit facility. This facility was originally comprised of a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. This credit facility is secured primarily by a substantial portion of the Company’s and its subsidiaries’ domestic assets. In 2003, $70 million of principal payments were made on the term loan. Accordingly, at December 28, 2003 $245 million was outstanding on the term loan with no outstanding principal balance under the revolving credit facility at year end or at any point during the year.

      The Company has amended this facility three times. While the first and second amendments were administrative, the third, executed in December 2003, amended the senior credit facility to reduce the interest rate margin paid on the term loan as well to amend several restrictive covenants. Interest rates under the amended senior credit facility applicable to the term loan and to the revolving credit facility are determined as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a margin over either the Eurodollar rate or the base rate. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The applicable margin for the term loan was amended to 225 basis points for the Eurodollar rate, from the original 400 basis points, and 125 basis points for the base rate, from the original 300 basis points. The applicable margins for the term loan and the revolving credit facility vary based upon the Company’s leverage ratio at the end of the prior quarter. Should the Company achieve a leverage ratio below 2.5 times, its applicable margin for the term loan will decrease to 200 basis points over the Euro rate or 100 basis points over the base rate. All or a portion of indebtedness under the senior credit facility may be based upon the margin over the Eurodollar rate or the base rate. At December 28, 2003, the Eurodollar rate was approximately 114 basis points and the base rate was 400 basis points. The term loan is repayable in mandatory nominal quarterly installments of $0.8 million until December 2007, and thereafter in four equal quarterly installments of 25% of the then outstanding indebtedness until December 2008. The revolving credit facility is available to the Company through December 2007 for working capital needs.

      The senior credit facility contains covenants requiring specific financial ratios, including:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio,

•	a maximum senior leverage ratio, and

•	a maximum total leverage ratio.

      8 7/8% Notes. In December 2002, the Company issued and sold ten-year senior subordinated notes at a rate of 8 7/8% with a face value of $300.0 million and received $297.5 million in gross proceeds from the issuance. The debt, which matures in January 2013, is unsecured, but the Company’s payment obligations under the 8 7/8% Notes are guaranteed by some of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”), all of which are wholly owned by the Company. Such guarantees are full and unconditional and joint and several.

      Interest on the 8 7/8% Notes is payable semi-annually on January 15th and July 15th. If a change of control occurs, each holder of 8 7/8% Notes may require the Company to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued interest. Before January 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the Company’s 8 7/8% Notes with the net proceeds of specified public equity offerings at 108.875% of the principal amount of the notes, plus accrued interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem some or all of its 8 7/8% Notes at any time on or after January 15, 2008, at a redemption price of 104.438%. The redemption price decreases to 102.958% on January 15, 2009, to 101.479% on January 15, 2010 and to 100% on January 15, 2011. The debt is subordinated to the Company’s new senior credit facility and other existing and future senior indebtedness. The Company’s 8 7/8% Notes contain financial and other covenants. Most of these covenants terminate if the notes obtain an investment grade rating by Standard & Poor’s Rating Services and Moody’s Investors Service.

      In January 2004, the fixed rate on $100 million of these notes was swapped to a floating rate using swap instruments which reset semi-annually in arrears based upon six-month USD LIBOR. These swaps have been designated as fair value hedges.

      Zero Coupon Convertible Debentures. Through the first quarter of 2003, the Company repurchased $344.7 million in accreted amount of its zero coupon convertible debentures due 2020 in open market purchases and through a December 2002 tender offer. The remaining $157.4 million of accreted value of zero coupon debentures was redeemed on August 7, 2003 in accordance with their terms. The Company used approximately $155.0 million held in escrow pursuant to the terms of its senior secured credit facility along with available cash of approximately $2.4 million, to redeem the zero coupon convertible debentures. As such, as of December 28, 2003, the zero coupon convertible debentures have been fully retired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      6.8% Notes. In December 2002, the Company initiated a tender offer for all of its outstanding 6.8% unsecured notes. The Company completed the tender offer and repurchased all but $4.7 million of these notes. The Company paid consent payments pursuant to a consent solicitation it made concurrently with the tender offer. The consent solicitation eliminated substantially all of the restrictive covenants contained in the indenture governing the 6.8% notes. The Company may from time to time repurchase outstanding 6.8% Notes through open market purchases, privately negotiated transactions or otherwise. These notes are due to be paid in 2005.

      The following table summarizes the maturities of the Company’s indebtedness at December 28, 2003:

			6.8%
		8.875% Sr.	Unsecured	Other
		Subordinated	Notes due	Revolving
	Term Note	Notes due 2013	2005	Debt Facilities	Total

	(In thousands)
2004	$3,150	$—	$—	$2,017	$5,167
2005	3,150	—	4,687	—	7,837
2006	3,150	—	—	—	3,150
2007	3,150	—	—	—	3,150
2008	232,400	—	—	—	232,400
Thereafter	—	297,770	—	—	297,770

Total	$245,000	$297,770	$4,687	$2,017	$549,474

Note 15:     Accrued Expenses

      Accrued expenses as of December 28, 2003 and December 29, 2002 consisted of the following:

	2003	2002

	(In thousands)
Payroll and incentives	$27,976	$28,749
Employee benefits	40,090	50,697
Federal, non-U.S. and state income taxes	88,859	91,231
Other accrued operating expenses	126,227	142,217

	$284,132	$312,894

Note 16:     Employee Benefit Plans

      Savings Plan: The Company has a savings plan for the benefit of qualified United States employees. Under this plan, for Life and Analytical Sciences and corporate employees, the Company contributes an amount equal to the lesser of 100% of the employee’s voluntary contribution or 5.0% of the employee’s annual compensation. For Optoelectronics and Fluid Sciences employees, the Company contributes an amount equal to the lesser of 55% of the amount of the employee’s voluntary contribution or 3.3% of the employee’s annual compensation. Savings plan expense was $8.0 million in 2003, $7.3 million in 2002 and $6.5 million in 2001.

      Pension Plans: The Company has defined benefit pension plans covering some United States employees and non-U.S. pension plans for some non-U.S. employees. The principal United States defined benefit pension plans were closed to new hires effective January 31, 2001 and benefits for those employed by the Company’s former Life Sciences businesses within the Company’s Life and Analytical Sciences reporting segment were frozen as of that date. Plan benefits were frozen as of March 2003 for those employed by the Company’s former Analytical Instruments business within its Life and Analytical Sciences reporting segment and corporate employees. The plans provide benefits that are based on an employee’s years of service and compensation near retirement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic pension cost included the following components:

	2003	2002	2001

	(In thousands)
Service cost	$4,989	$6,492	$6,860
Interest cost	21,005	19,963	19,011
Expected return on plan assets	(21,692)	(23,513)	(23,235)
Curtailment loss	63	—	—
Net amortization and deferral	867	83	(460)

	$5,232	$3,025	$2,176

      The following table sets forth the changes in the funded status of the principal U.S. pension plans and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of December 28, 2003 and December 29, 2002.

	2003		2002

	Non-U.S.	U.S.	Non-U.S.	U.S.

	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$177,554	$193,407	$137,302	$177,076

Change in benefit obligation:
Projected benefit obligations at beginning of year	$146,781	$189,079	$124,860	$167,236
Service cost	2,106	2,883	1,841	4,651
Interest cost	8,611	12,394	7,598	12,365
Benefits paid and plan expenses	(7,686)	(11,676)	(6,312)	(11,618)
Participants’ contributions	387	—	584	—
Actuarial loss	11,991	13,443	1,523	16,359
Plan amendments	—	—	—	86
Effect of exchange rate changes	24,022	—	18,932	—
Dispositions	—	—	232	—
Curtailment gain — continuing operations	—	(4,357)	—	—
Curtailment gain — discontinued operations	—	—	(2,477)	—

Project benefit obligation at the end of the year	$186,212	$201,766	$146,781	$189,079

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003		2002

	Non-U.S.	U.S.	Non-U.S.	U.S.

	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$43,645	$177,151	$41,947	$208,585
Actual return on plan assets	8,011	30,774	(5,998)	(19,816)
Benefits paid and plan expenses	(7,686)	(11,676)	(6,312)	(11,618)
Employer contribution	7,813	—	9,397	—
Participant contribution	387	—	584	—
Effect of exchange rate changes	5,492	—	4,322	—
Transfer out — discontinued operations	—	—	(295)	—

Fair value of plan assets at end of year	57,662	196,249	43,645	177,151

Plan assets less than projected benefit obligations	128,550	5,517	103,136	11,928
Unrecognized net transition obligation	—	—	(303)	—
Unrecognized net prior service costs	(359)	(70)	(330)	(152)
Unrecognized net loss	(18,729)	(50,595)	(10,193)	(54,103)

Accrued pension liability (asset)	$109,462	$(45,148)	$92,310	$(42,327)

Net amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability included in other long-term liabilities	$124,183	$—	$97,921	$—
Prepaid benefit cost included in long-term other assets	—	(45,148)	—	(42,327)
Accumulated other comprehensive income — pre-tax	(14,721)	—	(5,611)	—

Net amounts recognized in the consolidated balance sheets	$109,462	$(45,148)	$92,310	$(42,327)

Actuarial assumptions as of the year-end measurement date:
Discount rate	5.30%	6.25%	5.65%	6.75%
Rate of compensation increase	2.97%	3.50%	2.93%	3.50%
Actuarial assumptions used to determine net cost during the year:
Discount rate	5.65%	6.75%	5.70%	7.50%
Rate of compensation increase	2.93%	3.50%	3.42%	4.50%
Expected rate of return on assets	7.45%	8.50%	7.92%	9.00%

      The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At December 28, 2003 and December 29, 2002, the projected benefit obligations were $16.8 million and $16.6 million, respectively. Assets with a fair value of $4.7 million and $5.4 million, segregated in a trust, were available to meet this obligation as of December 28, 2003 and December 29, 2002, respectively. Pension expense for this plan was approximately $1.5 million in 2003, $1.6 million in 2002 and $1.1 million in 2001.

      An additional minimum liability of $9.1 million and $3.9 million was recorded to stockholder’s equity during 2003 and 2002 as a result of the fair value of the plan assets for the Company’s pension plan in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United Kingdom being below the accumulated benefit obligation of the same plan. Unrecognized net losses are amortized over the remaining service period in accordance with accounting regulations.

      Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocation at December 28, 2003 and December 29, 2002, and target asset allocations for fiscal 2004, are as follows:

	Target Allocation		Percentage of Plan Assets at

	December 28, 2003		December 28, 2003		December 29, 2002

Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.

Equity securities	65-75%	60- 70%	70%	66%	68%	58%
Debt securities	25-35%	25- 40%	30%	34%	32%	42%
Other	—%	0-5%	—%	—%	—%	—%

Total	100%	100%	100%	100%	100%	100%

      The Company maintains target allocation percentages among various asset classes based on investment policies established for the pension plans which are designed to maximize the total rate of return (income and appreciation) after inflation within the limits of prudent risk taking, while providing for adequate near-term liquidity for benefit payments. The Company’s expected returns on assets assumptions are derived from studies conducted by actuaries and investment advisors. The studies include a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plans to determine the average rate of earnings expected on the funds invested to provide for the pension plans benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

      The Company does not expect to make any contributions to the U.S. plan during fiscal 2004. With respect to non-U.S. plans, the Company will make contributions as required by local pension funding laws.

      Postretirement Medical Plans: The Company provides health care benefits for eligible retired U.S. employees under a comprehensive major medical plan or under health maintenance organizations where available. The majority of the Company’s U.S. employees become eligible for retiree health benefits if they retire directly from the Company and have at least ten years of service. Generally, the major medical plan pays stated percentages of covered expenses after a deductible is met and takes into consideration payments by other group coverages and by Medicare. The plan requires retiree contributions under most circumstances and has provisions for cost-sharing charges. Effective January 1, 2000, this plan was closed to new hires. For employees retiring after 1991, the Company has capped its medical premium contribution based on employees’ years of service. The Company funds the amount allowable under a 401(h) provision in the Company’s defined benefit pension plan. Assets of the plan are primarily equity and debt securities.

      Net periodic post-retirement medical benefit cost (credit) included the following components:

	2003	2002	2001

	(In thousands)
Service cost	$119	$157	$207
Interest cost	547	609	646
Expected return on plan assets	(747)	(902)	(1,062)
Net amortization and deferral	(470)	(599)	(674)

	$(551)	$(735)	$(883)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets at December 28, 2003 and December 29, 2002.

	2003	2002

	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$5,685	$5,720
Active employees eligible to retire	480	422
Other active employees	2,836	2,752

Accumulated benefit obligations at beginning of year	9,001	8,894

Service cost	119	157
Interest cost	547	609
Benefits paid	(933)	(869)
Actuarial loss	(66)	210

Change in accumulated benefit obligations during the year	(333)	107

Retirees	6,163	5,685
Active employees eligible to retire	421	480
Other active employees	2,084	2,836

Accumulated benefit obligations at end of year	8,668	9,001

Fair value of plan assets at beginning of year	9,440	10,455
Actual return on plan assets	1,452	(1,015)
Benefits paid and plan expenses	(1,371)	—

Fair value of plan assets at end of year	9,521	9,440

Fair value of plan assets (less) greater than accumulated benefit obligations	(853)	(439)
Unrecognized prior service costs	3,764	4,234
Unrecognized net gain	1,243	663

Accrued post-retirement medical liability	$4,154	$4,458

Actuarial assumptions as of the year-end measurement date:
Discount rate	6.25%	6.75%
Actuarial assumptions used to determine net cost during the year:
Discount rate	6.75%	7.50%
Expected rate of return on assets	8.50%	9.00%
Healthcare cost trend rate:
First year	*	*
Ultimate	*	*
Time to reach ultimate	*	*

*	In 2001, the Company moved entirely to a defined dollar plan. Accordingly, such assumptions are no longer applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The accrued postretirement medical liability included $3.2 million and $3.0 million classified as long-term liabilities as of December 28, 2003 and December 29, 2002, respectively.

      The Company maintains a Master Trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

      The Company does not expect to make any contributions to the postretirement medical plan during 2004.

      Deferred Compensation Plans: During 1998, the Company implemented certain nonqualified deferred compensation programs that provide benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. Benefit payments under these plans are funded by a combination of contributions from participants and the Company. The Company has not made any cash contributions to this plan since inception. The obligations related to the deferred compensation plan totaled $3.8 million and $4.3 million at December 28, 2003 and December 29, 2002, respectively.

Note 17:     Contingencies

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

      In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $6.2 million as of December 28, 2003, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the company has been named a PRP, management does hot currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to ten years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it become available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company’s financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the potential exposure is not expected to be materially different than the amounts recorded.

      In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham PLC, Amersham Biosciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid Biosciences, Inc. The six count complaint alleges that the Company has breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. On May 28, 2003, the court severed the lawsuit and ordered Enzo to serve

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

individual complaints against the five defendants. Enzo served its new complaint on July 16, 2003, and the Company subsequently filed an answer denying the substantive allegations and including a counterclaim alleging that several of Enzo’s patents are invalid.

      On June 14, 2002, the Company sold its Security and Detection Systems business to L-3 Communications Corporation (“L-3”). L-3 and several of its affiliates have been named as defendants in litigation arising out of the terrorist attacks on September 11, 2001. Among the claims in that litigation are allegations that there were defects in the products of the Security and Detection Systems business that the Company sold to L-3. L-3 has asserted that the Company is contractually obligated to indemnify L-3 for any liability it may incur as a result of that litigation. The Company intends to contest these matters vigorously. The Company is currently unable, however, to determine whether resolution of these matters will have a material adverse impact on its financial position or on its consolidated results of operations. Therefore, the Company is unable to reasonably estimate the amount of the loss, if any, which may result from resolution of these matters.

      The Company and certain of our officers have been named as defendants in a class action lawsuit in which the plaintiffs have alleged various statements made by us were misleading with respect to our prospects and future operating results. The Company believes we have meritorious defenses to the lawsuits and intend to contest the actions vigorously. The Company is currently unable, however, to reasonably estimate the amount of the loss, if any that may result from the resolution of these matters.

Note 18:     Warranty Reserves

      The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. A summary of warranty reserve activity for the years ended December 28, 2003 and December 29, 2002 is as follows:

(In thousands)
Balance at December 31, 2001	$8,694
Provision	15,008
Charges	(14,331)
Other	438

Balance at December 29, 2002	9,809
Provision	14,807
Charges	(15,466)
Other	648

Balance at December 28, 2003	$9,798

Note 19:     Stockholders’ Equity

      Stock-Based Compensation. As of December 28, 2003, the Company had three stock-based compensation plans. Under the 2001 Incentive Plan, 8.8 million shares of the Company’s common stock were made available for option grants, restricted stock awards, performance units and other stock-based awards. Under the Life Sciences Plan, 2.3 million shares of the Company’s common stock were made available for option grants. Under the third plan, the Company is not making future grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock option activity for the three years ended December 28, 2003:

	2003		2002		2001

	Number of	Weighted-	Number of	Weighted-	Number of	Weighted-
	Shares	Average Price	Shares	Average Price	Shares	Average Price

	(Shares in thousands)
Outstanding at beginning of year	14,585	$22.52	15,985	$26.25	9,650	$19.52
Granted	2,349	11.36	3,212	11.73	9,315	30.31
Exercised	(372)	9.02	(626)	11.75	(2,073)	12.41
Lapsed	(1,270)	20.86	(3,986)	30.49	(907)	28.85

Outstanding at end of year	15,292	21.27	14,585	22.52	15,985	26.25

Exercisable at end of year	7,287	$21.13	6,356	$19.97	5,567	$17.43

      The following table summarizes information about stock options outstanding at December 28, 2003:

	Options Outstanding			Options Exercisable

	Number	Weighted-		Number
	Outstanding at	Average	Weighted-	Exercisable at	Weighted-
	December 28,	Remaining	Average	December 28,	Average
Prices	2003	Contractual Life	Exercise Price	2003	Exercise Price

$3.11 — 4.23	19,615	1.0	$4.19	19,615	$4.19
4.67 — 5.85	517,161	5.7	5.07	167,565	5.04
7.03 — 9.88	2,252,861	5.6	8.40	413,707	8.67
10.77 — 16.04	3,359,633	4.6	13.43	2,488,968	13.75
16.43 — 24.15	3,100,873	6.4	18.89	2,211,009	19.82
25.24 — 37.17	5,020,717	6.2	30.55	1,230,156	29.84
37.98 — 56.59	972,754	4.0	44.93	707,513	45.07
57.22 — 59.28	48,526	5.1	57.88	48,526	57.88
$3.11 — 59.28	15,292,140	5.6	$21.27	7,287,059	$21.13

      The weighted-average fair value of options granted during 2003, 2002, and 2001 was $4.95, $12.06, and $14.40, respectively. The values were estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the model:

	2003	2002	2001

Risk-free interest rate	2.6%	3.7%	4.5%
Expected dividend yield	1.0%	1.0%	1.0%
Expected lives	4.0 years	4.0 years	4.0 years
Expected stock volatility	57%	60%	50%

      In April 1999, the Company’s stockholders approved the 1998 Employee Stock Purchase Plan, whereby participating employees currently have the right to purchase common stock at a price equal to 85% of the lower of the closing price on the first day or the last day of the six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of base compensation. During 2003, the Company issued 676,368 shares under this plan at a weighted-average price of $9.10 per share. During 2002, the Company issued 739,302 shares under this plan at a weighted-average price of $8.39 per share. During 2001, the Company issued 449,082 shares under this plan at a weighted-average price of $23.40 per share. There remains available for sale to employees an aggregate of 2.5 million shares of the Company’s stock out of 5 million shares authorized by shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other: The Company has awarded restricted stock to certain executive employees and directors that contain vesting provisions and performance targets. These shares were awarded under the Company’s 1999 Incentive Plan. The compensation expense associated with the fair value of these awards is recognized over the period that the performance targets are expected to be achieved. The unearned portion of the awards is reflected in stockholders’ equity as unearned compensation until the restrictions are released and the compensation is earned. During the three years ended December 28, 2003, the Company awarded 5,000 shares in 2003, 190,000 shares in 2002 and 15,000 shares in 2001, with weighted-average fair values of $15.83 per share in 2003, $23.45 per share in 2002 and $28.13 per share in 2001. The total compensation recognized related to these restricted shares was approximately $2.8 million in 2003, $2.6 million in 2002 and $3.5 million in 2001. As of December 28, 2003, there were 430,000 shares outstanding subject to forfeiture.

      Comprehensive Income: The components of accumulated other comprehensive (loss) income, net of tax were as follows:

					Accumulated
	Foreign	Change in	Unrealized	Unrealized	Other
	Currency	Minimum	Gains (Losses)	Gains	Comprehensive
	Translation	Liability of	on Derivative	(Losses) on	(Loss)
	Adjustment	Pension	Instruments	Securities	Income

	(In thousands)
Balance, January 1, 2001	$(39,945)	$—	$—	$903	$(39,042)
Current year change	(20,976)	—	1,407	(2,329)	(21,898)

Balance, December 30, 2001	(60,921)	—	1,407	(1,426)	(60,940)
Current year change	34,350	(3,928)	(1,407)	60	29,075

Balance, December 29, 2002	(26,571)	(3,928)	—	(1,366)	(31,865)
Current year change	70,475	(9,110)	—	1,408	62,773

Balance, December 28, 2003	$43,904	$(13,038)	$—	$42	$30,908

      The tax effects related to each component of other comprehensive income (loss) were as follows:

	Tax Before	(Provision)	After-Tax
	Amount	Benefit	Amount

	(In thousands)
2003
Foreign currency translation adjustments	$70,475	$—	$70,475
Change in minimum liability of pension	(9,110)	—	(9,110)
Unrealized gains (losses) on securities	2,166	(758)	1,408

Other comprehensive income	$63,531	$(758)	$62,773

2002
Foreign currency translation adjustments	$34,350	$—	$34,350
Change in minimum liability of pension	(5,611)	1,683	(3,928)
Unrealized losses on derivative instruments	(1,407)	—	(1,407)
Unrealized gains (losses) on securities	104	(44)	60
Reclassification adjustments	(869)	452	(417)

Other comprehensive income	$26,567	$2,091	$28,658

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Tax Before	(Provision)	After-Tax
	Amount	Benefit	Amount

	(In thousands)
2001
Foreign currency translation adjustments	$(20,976)	$—	$(20,976)
Unrealized gains on derivative instruments	1,407	—	1,407
Unrealized (losses) gains on securities:
(Losses) gains arising during the period	(3,709)	1,271	(2,438)
Reclassification adjustments	167	(58)	109

Other comprehensive (loss) income	$(23,111)	$1,213	$(21,898)

Note 20:     Financial Instruments

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company believes it had no significant concentrations of credit risk as of December 28, 2003.

      In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, generally have maturities that do not exceed 12 months, have no cash requirements until maturity and are recorded at fair value on the consolidated balance sheet. Credit risk and market risk are not significant as the foreign exchange instruments are contracted with major banking institutions. Gains and losses on the Company’s foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive income in the accompanying consolidated balance sheet. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. For the year ended December 28, 2003, the Company did not engage in hedges designated as cash flow. The notional amount of the outstanding foreign currency contracts designated as fair value was approximately $168.5 million as of December 28, 2003 and $103.0 million at December 29, 2002. The fair value of the Company’s foreign currency derivative contracts was insignificant. The gains and losses are not material.

      In January 2004, the Company entered into two interest rate swap instruments with financial institutions. The swap agreements were designated as a fair value hedge related to $100 million of its senior subordinated notes due 2013.

Fair Value of Financial Instruments

      The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities.

      The fair values of marketable securities included in investments have been determined using available quoted market prices for such securities. The carrying value of the Company’s other equity investments are considered reasonable estimates of the fair values of those investments. The fair value and carrying value of the Company’s investments are disclosed in Note 11 above.

      The outstanding term debt on the Company’s senior credit facility totaled $245.0 million and $315.0 million at December 28, 2003 and December 29, 2002, respectively. No amounts were outstanding under the revolving facility. The interest rate on the Company’s senior credit facility is reset monthly to reflect variable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates that reflect currently available terms and conditions for similar debt. Consequently, the carrying value of the credit facility approximates fair value.

      The fair value of 8 7/8% notes and the 6.8% notes are estimated using market quotes from brokers or are based on current rates offered for similar debt. At December 29, 2003, the 8 7/8% notes and the 6.8% notes had an aggregate carrying value of $302 million and a fair value of $350 million. At December 29, 2002, the 8 7/8% notes and the 6.8% notes had an aggregate carrying value of $302 million that approximated fair value.

Note 21:     Leases

      The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for 2003, 2002 and 2001 amounted to $37.2 million, $36.6 million, and $27.1 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $33.6 million in 2004, $25.0 million in 2005, $22.6 million in 2006, $13.8 million in 2007, $12.8 million in 2008 and $129.7 million in 2009 and thereafter.

Note 22:     Guarantor Financial Information

      The Company has outstanding $300 million in aggregate principal amount of 8 7/8% Senior Subordinated Notes (the “8 7/8 Notes”) due 2013. The Company’s payment obligations under the 8 7/8% Notes are guaranteed by some of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”), all of which are wholly owned by the Company. These guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, income statement, balance sheet and statements of cash flow information for the Company (“Parent Company Only”), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

Consolidating Income Statement Year Ended December 28, 2003

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Sales	$216,446	$660,450	$783,698	$(125,372)	$1,535,222
Cost of sales	169,166	414,584	447,891	(125,372)	906,269
Selling, general and administrative expenses	45,799	165,006	175,599	0	386,404
Research and development expenses	4,078	47,960	31,107	0	83,145
Other operating (income) expense, net	(5,541)	24,362	3,312	0	22,133

Operating income (loss) from continuing operations	2,944	8,538	125,789	0	137,271
Other expenses (income), net	46,117	7,773	2,497	0	56,387

(Loss) income from continuing operations before income taxes	(43,173)	765	123,292	0	80,884
(Benefit) provision for income taxes	(2,871)	51	28,691	0	25,871

Income (loss) from continuing operations	(40,302)	714	94,601	0	55,013
Equity earnings (loss) from subsidiaries, net of tax	95,315	94,601	0	(189,916)	0
Loss from discontinued operations, net of income taxes	(2,054)	0	0	0	(2,054)

Net income (loss)	$52,959	$95,315	$94,601	$(189,916)	$52,959

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Income Statement Year Ended December 29, 2002

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Sales	$241,233	$655,828	$771,305	$(163,385)	$1,504,981
Cost of sales	185,175	448,138	434,172	(163,385)	904,100
Selling, general and administrative expenses	44,491	191,639	195,174	0	431,304
Research and development expenses	3,207	48,335	34,909	0	86,451
Other operating (income) expense, net	(12,549)	37,831	33,526	0	58,808

Operating income (loss) from continuing operations	20,909	(70,115)	73,524	0	24,318
Other expenses (income), net	30,230	13,761	(11,123)	0	32,868

(Loss) income from continuing operations before income taxes	(9,321)	(83,876)	84,647	0	(8,550)
(Benefit) provision for income taxes	(2,929)	(26,354)	24,868	0	(4,415)

Income (loss) from continuing operations	(6,392)	(57,522)	59,779	0	(4,135)
Equity earnings (loss) from subsidiaries, net of tax	(108,643)	7,907	0	100,736	0
Loss from discontinued operations, net of income taxes	(30,003)	0	0	0	(30,003)

Income (loss) before effect of accounting change	(145,038)	(49,615)	59,779	100,736	(34,138)
Effect of accounting change, net of income taxes	(6,900)	(59,028)	(51,872)	0	(117,800)

Net income (loss)	$(151,938)	$(108,643)	$7,907	$100,736	$(151,938)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Income Statement Year Ended December 30, 2001

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Sales	$285,565	$589,971	$791,606	$(141,803)	$1,525,339
Cost of sales	199,387	352,350	439,486	(141,803)	849,420
Selling, general and administrative expenses	44,675	155,709	176,476	0	376,860
Research and development expenses	3,350	109,287	38,970	0	151,607
Other operating (income) expense, net	(36,286)	17,860	36,163	0	17,737

Operating income from continuing operations	74,439	(45,235)	100,511	0	129,715
Other (income) expense, net	(12,362)	60,207	(18,680)	0	29,165

(Loss) income from continuing operations before income tax	86,801	(105,442)	119,191	0	100,550
Provision (benefit) for income taxes	45,963	(18,749)	31,838	0	59,052

Income (loss) from continuing operations	40,838	(86,693)	87,353	0	41,498
Equity earnings (loss) from subsidiaries, net of tax	660	87,353	0	(88,013)	0
Loss from discontinued operations, net of income taxes	(6,993)	0	0	0	(6,993)

Net income (loss)	$34,505	$660	$87,353	$(88,013)	$34,505

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet December 28, 2003

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Current assets:
Cash and cash equivalents	$39,360	$0	$152,139	$0	$191,499
Accounts receivable, net	27,208	57,548	203,800	0	288,556
Inventories	20,459	80,934	89,553	0	190,946
Other current assets	38,082	21,332	35,883	0	95,297

Total current assets	125,109	159,814	481,375	0	766,298

Property, plant and equipment, net	29,493	150,930	87,733	0	268,156
Investments	7,910	994	1,970	0	10,874
Intangible assets	29,470	1,098,732	331,520	0	1,459,722
Intercompany receivable/(payable), net	(1,013,702)	767,949	245,753	0	0
Investment in subsidiaries	2,816,321	827,028	0	(3,643,349)	0
Other assets	80,568	14,210	7,891	0	102,669
Long-term assets of discontinued operations	0	0	0	0	0

Total assets	2,075,169	3,019,657	1,156,242	(3,643,349)	2,607,719

Current liabilities:
Short-term debt	3,150	0	2,017	0	5,167
Accounts payable	26,311	51,905	76,445	0	154,661
Accrued restructuring and integration costs	0	4,497	3,558	0	8,055
Accrued expenses	107,689	84,382	92,061	0	284,132

Total current liabilities	137,150	140,784	174,081	0	452,015
Long-term debt	544,307	0	0	0	544,307
Long-term liabilities	44,662	62,552	155,133	0	262,347
Total stockholders’ equity	1,349,050	2,816,321	827,028	(3,643,349)	1,349,050

Total liabilities and stockholders’ equity	2,075,169	3,019,657	1,156,242	(3,643,349)	2,607,719

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet December 29, 2002

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Current assets:
Cash and cash equivalents	$27,745	$6,981	$95,889	$0	$130,615
Cash held in escrow	186,483	0	0	0	186,483
Accounts receivable, net	33,188	57,486	213,973	0	304,647
Inventories	22,042	91,354	92,059	0	205,455
Other current assets	87,876	32,637	31,624	0	152,137
Current assets of discontinued operations	8,677	0	0	0	8,677

Total current assets	366,011	188,458	433,545	0	988,014

Property, plant and equipment, net	36,760	162,831	97,079	0	296,670
Investments	10,485	1,494	2,319	0	14,298
Intangible assets	29,505	1,123,862	289,251	0	1,442,618
Intercompany receivable/(payable), net	(358,144)	135,482	222,662	0	0
Investment in subsidiaries	2,103,264	762,110	0	(2,865,374)	0
Other assets	64,030	5,488	10,604	0	80,122
Long-term assets of discontinued operations	3,760	0	0	0	3,760

Total assets	$2,255,671	$2,379,725	$1,055,460	$(2,865,374)	$2,825,482

Current liabilities:
Short-term debt	$189,640	$0	$1,851	$0	$191,491
Accounts payable	21,294	59,326	65,670	0	146,290
Accrued restructuring and integration costs	3,719	15,559	14,119	0	33,397
Accrued expenses	124,081	95,287	93,526	0	312,894

Total current liabilities	338,734	170,172	175,166	0	684,072
Long-term debt	614,053	0	0	0	614,053
Long-term liabilities	50,540	106,289	118,184	0	275,013
Total stockholders’ equity	1,252,344	2,103,264	762,110	(2,865,374)	1,252,344

Total liabilities and stockholders’ equity	$2,255,671	$2,379,725	$1,055,460	$(2,865,374)	$2,825,482

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flow Year Ended December 28, 2003

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Operating Activities
Net cash provided by continuing operating activities	$110,364	$1,198	$48,851	$160,413
Net cash provided by discontinued operating activities	7,062	—	—	7,062

Net cash provided by operating activities	117,426	1,198	48,851	167,475

Investing Activities
Cash held in escrow	187,477	—	—	187,477
Capital expenditures	(1,109)	(8,179)	(7,300)	(16,588)
Settlement from dispositions of businesses	(959)	—	—	(959)
Proceeds from disposition of assets	5,363	—	—	5,363
Proceeds of acquisitions, net of cash acquired	534	—	—	534

Net cash (used in) provided by continuing operations investing activities	191,306	(8,179)	(7,300)	175,827
Net cash provided by discontinued operations investing activities	1,400	—	—	1,400

Net cash (used in) provided by investing activities	192,706	(8,179)	(7,300)	177,227

Financing Activities
Payment of indebtedness	(259,901)	—	—	(259,901)
Proceeds from indebtedness	—	—	—	—
Other debt increases (decreases)	(2,439)	—	166	(2,273)
Payment of debt issuance and termination costs	(4,385)	—	—	(4,385)
Proceeds from issuance of common stock	3,617	—	—	3,617
Cash dividends	(35,409)	—	—	(35,409)

Net cash (used in) provided by financing activities	(298,517)	—	166	(298,351)

Effect of exchange rates on cash and cash equivalents	—	—	14,533	14,533

Net increase (decrease) in cash and cash equivalents	11,615	(6,981)	56,250	60,884
Cash and cash equivalents, beginning of year	27,745	6,981	95,889	130,615

Cash and cash equivalents, end of year	$39,360	$—	$152,139	$191,499

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flow Year Ended December 29, 2002

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Operating Activities
Net cash provided by (used in) continuing operating activities	$108,876	$54,266	$(48,693)	$114,449
Net cash used in discontinued operating activities	(6,745)	—	—	(6,745)

Net cash provided by (used in) operating activities	102,131	54,266	(48,693)	107,704

Investing Activities
Cash held in escrow	(186,483)	—	—	(186,483)
Purchase of Fremont, CA facility	—	(30,000)	—	(30,000)
Capital expenditures	(3,879)	(18,850)	(15,090)	(37,819)
Proceeds from dispositions of businesses	96,194	—	—	96,194
Proceeds from disposition of assets	—	—	29,782	29,782
Cost of acquisitions, net of cash acquired	(22,511)	—	—	(22,511)

Net cash (used in) provided by continuing operations investing activities	(116,679)	(48,850)	14,692	(150,837)
Net cash used in discontinued operations investing activities	(5,200)	—	—	(5,200)

Net cash (used in) provided by investing activities	(121,879)	(48,850)	14,692	(156,037)

Financing Activities
Payment of indebtedness	(538,293)	—	—	(538,293)
Proceeds from indebtedness	612,500	—	—	612,500
Other debt decreases	(1,351)	—	(4,189)	(5,540)
Payment of debt issuance and termination costs	(15,841)	—	—	(15,841)
Proceeds from issuance of common stock	12,851	—	—	12,851
Purchases of treasury stock	(5,925)	—	—	(5,925)
Cash dividends	(35,279)	—	—	(35,279)

Net cash provided by (used in) financing activities	28,662	—	(4,189)	24,473

Effect of exchange rates on cash and cash equivalents	—	—	16,225	16,225

Net increase (decrease) in cash and cash equivalents	8,914	5,416	(21,965)	(7,635)
Cash and cash equivalents, beginning of year	18,831	1,565	117,854	138,250

Cash and cash equivalents, end of year	$27,745	$6,981	$95,889	$130,615

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flow Year Ended December 30, 2001

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Operating Activities
Net cash provided by continuing operating activities	$125,040	$10,382	$20,355	$155,777
Net cash used in discontinued operating activities	(21,969)	—	—	(21,969)

Net cash provided by operating activities	103,071	10,382	20,355	133,808

Investing Activities
Capital expenditures	(13,486)	(38,672)	(42,224)	(94,382)
Proceeds from dispositions of businesses	73,505	—	—	73,505
Proceeds from disposition of assets	6,779	33,092	21,372	61,243
Cost of acquisitions, net of cash acquired	34,149	—	—	34,149
Other	2,193	—	—	2,193

Net cash (used in) provided by continuing operations investing activities	103,140	(5,580)	(20,852)	76,708
Net cash used in discontinued operations investing activities	(10,947)	—	—	(10,947)

Net cash (used in) provided by investing activities	92,193	(5,580)	(20,852)	65,761

Financing Activities
Payment of indebtedness	(177,000)	—	—	(177,000)
Other debt increases (decreases)	1,128	(4,092)	(271)	(3,235)
Proceeds from issuance of common stock	28,966	—	—	28,966
Purchases of treasury stock	(1,784)	—	—	(1,784)
Cash dividends	(28,294)	—	—	(28,294)

Net cash used in financing activities	(176,984)	(4,092)	(271)	(181,347)

Effect of exchange rates on cash and cash equivalents	—	—	(5,523)	(5,523)

Net increase (decrease) in cash and cash equivalents	18,280	710	(6,291)	12,699
Cash and cash equivalents, beginning of year	551	855	124,145	125,551

Cash and cash equivalents, end of year	$18,831	$1,565	$117,854	$138,250

Note 23:     Industry Segment and Geographic Area Information

      In the fourth quarter of 2002, the Company announced plans to combine its Life Sciences and Analytical Instruments businesses into one business, Life and Analytical Sciences, with changes to organization, processes and systems expected during 2003. In the second quarter of 2003, the Company completed many of the changes involved in the combination including the integration of facilities and management reporting and systems. Therefore, commencing in the second quarter of 2003, the two segments were aggregated into one reporting segment for financial statement purposes as discrete financial information is only available on a combined basis. The three reportable segments reflect the Company’s management and structure under three strategic business units (SBUs). For comparative purposes the Company has disclosed its Life Science and Analytical Science segments as one reporting segment for all periods presented.

      The accounting policies of the reporting segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on sales and operating profit. Interseg-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ment sales and transfers are not significant. The reporting segments and their principal products and services are:

•	Life and Analytical Sciences. The Company provides drug discovery, genetic screening, and environmental and chemical analysis tools, including instruments, reagents, consumables and services.

•	Optoelectronics. The Company provides a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

•	Fluid Sciences. The Company provides critical fluid control and containment systems for highly demanding environments such as turbine engines and semiconductor fabrication facilities.

      Sales and operating profit by segment for the three years ended December 28, 2003 are shown in the table below:

	2003	2002	2001

	(In thousands)
Life and Analytical Sciences
Sales	$1,003,711	$991,712	$914,483
Operating profit	94,745	27,431	31,389
Optoelectronics
Sales	351,841	323,784	380,227
Operating profit	42,208	(3,998)	51,268
Fluid Sciences
Sales	179,670	189,485	230,629
Operating profit	17,922	17,476	57,272
Other
Sales	—	—	—
Operating loss	(17,604)	(16,591)	(10,214)
Continuing Operations
Sales	1,535,222	1,504,981	1,525,339
Operating profit	$137,271	$24,318	$129,715

      The Company’s Security and Detection Systems business (formerly included in the Life and Analytical Sciences segment), Telecommunications Component business and Entertainment Lighting business (both formerly included in the Optoelectronics segment) are presented as discontinued operations, and therefore are not included in the preceding table.

      Additional information relating to the Company’s operating segments is as follows:

	Depreciation and Amortization Expense			Capital Expenditures

	2003	2002	2001	2003	2002	2001

	(In thousands)			(In thousands)
Life and Analytical Sciences	$47,938	$44,723	$52,839	$9,841	$25,014	$49,986
Optoelectronics	22,474	20,560	23,182	5,398	38,271	27,892
Fluid Sciences	8,403	9,632	11,036	919	3,754	9,242
Other	1,335	1,665	1,415	430	780	7,262

Continuing operations	$80,150	$76,580	$88,472	$16,588	$67,819	$94,382

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Assets

	2003	2002

	(In thousands)
Life and Analytical Sciences	$2,080,916	$2,076,213
Optoelectronics	296,626	288,164
Fluid Sciences	119,966	128,193
Other	110,211	320,475
Net current and long-term assets of discontinued operations	—	12,437

	$2,607,719	$2,825,482

      The following geographic area information for continuing operations includes sales based on location of external customer and net long lived assets based on physical location:

	Sales

	2003	2002	2001

	(In thousands)
U.S.	$717,623	$722,553	$731,053
United Kingdom	107,006	93,386	94,265
Japan	88,931	87,394	85,800
Germany	92,820	86,729	93,117
France	82,805	68,431	51,814
Italy	65,275	59,117	52,475
Other non-U.S.	380,762	387,371	416,815

	$1,535,222	$1,504,981	$1,525,339

	Net Long-Lived Assets

	December 28,	December 29,	December 30,
	2003	2002	2001

	(In thousands)
U.S.	$1,430,444	$1,473,797	$1,509,759
Non-U.S.:
Switzerland	112,976	93,370	80,718
Germany	79,812	67,604	102,630
United Kingdom	43,142	39,656	57,475
Singapore	40,413	43,407	22,382
Netherlands	39,263	32,603	29,285
Canada	34,037	34,752	51,443
Finland	23,502	20,628	19,166
Other non-U.S.	28,768	33,598	34,692

Total non-U.S.	401,913	365,618	397,791

	$1,832,357	$1,839,415	$1,907,550

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24:     Quarterly Financial Information (Unaudited)

      Selected quarterly financial information follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share data)
2003
Sales	$358,449	$377,124	$367,085	$432,564	$1,535,222
Gross profit	139,169	152,584	152,540	184,660	628,953
Operating income from continuing operations	19,268	30,023	33,917	54,063	137,271
Income from continuing operations before income taxes	4,921	15,863	20,630	39,470	80,884
Income from continuing operations	3,322	10,708	14,131	26,852	55,013
Net income	2,362	8,398	14,269	27,930	52,959
Basic earnings per share:
Continuing operations	$0.03	$0.09	$0.11	$0.21	$0.44
Net income	0.02	0.07	0.11	0.22	0.42
Diluted earnings per share:
Continuing operations	$0.03	$0.08	$0.11	$0.21	$0.43
Net income	0.02	0.07	0.11	0.22	0.41
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28
2002
Sales	$346,293	$383,096	$366,011	$409,581	$1,504,981
Gross profit	125,730	159,898	146,755	168,498	600,881
Operating (loss) income from continuing operations	(14,896)	17,409	16,694	5,111	24,318
(Loss) income from continuing operations before income taxes	(28,525)	8,987	11,963	(975)	(8,550)
(Loss) income from continuing operations	(20,658)	6,075	9,750	698	(4,135)
Net (loss) income	(147,360)	(9,096)	7,146	(2,628)	(151,938)
Basic (loss) earnings per share:
Continuing operations	$(0.17)	$0.05	$0.08	$0.01	$(0.03)
Net (loss) income	(1.18)	(0.07)	0.06	(0.02)	(1.21)
Diluted (loss) earnings per share:
Continuing operations	$(0.17)	$0.05	$0.08	$0.01	$(0.03)
Net (loss) income	(1.18)	(0.07)	0.06	(0.02)	(1.21)
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 28, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 28, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to PerkinElmer, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PerkinElmer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 28, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2004 under the captions “Item No. 1 Election of Directors,” “Information Relative to the Board of Directors and Certain of Its Committees — Board of Directors Meetings and Committees — Audit Committee” and “Information Relative to the Board of Directors and Certain of Its Committees — Director Candidates,” and is incorporated in this annual report on Form 10-K by reference.

      The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2004 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

      We have adopted a code of ethics, our Standards of Business Conduct, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Standards of Business Conduct, as well as our corporate governance guidelines and the charters for the audit, compensation and benefits, nominating and corporate governance, executive and finance committees of our board of directors, are each accessible under the “Corporate Governance” heading of the “Investor Corner” section of our website, www.perkinelmer.com. This information is also available in print to any stockholder who requests it by writing to PerkinElmer, Inc., 45 William Street, Wellesley, Massachusetts 02481. Attention: Investor Relations. We also intend to disclose in the same location on our website, any amendments to, or waivers from, our Standards of Business Conduct that are required to be disclosed pursuant to the disclosure requirements of Item 10 of Form 8-K.

Item 11.	Executive Compensation

      The information required to be disclosed by this Item pursuant to Item 402 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2004 under the captions “Information Relative to the Board of Directors and Certain of Its Committees — Director

Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2004 under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” and is incorporated in this annual report on Form 10-K by reference.

      The information required to be disclosed by this Item pursuant to Items 201(d)(1) and 201(d)(2) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2004 under the caption “Executive Compensation — Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference. The information required to be disclosed by this Item pursuant to Item 201(d)(3) of Regulation S-K follows:

Non-Stockholder Approved Plans

                  Life Sciences Incentive Plan and 1999 Vivid Technologies Equity Incentive Plan

      We assumed the Life Sciences Incentive Plan when we acquired Packard BioScience Company. The Life Sciences Plan and our 2001 Incentive Plan are the only two plans from which we continue to make grants. Although the 2001 plan was approved by our stockholders, the Life Sciences plan was not. We assumed the 1999 Vivid Technologies Equity Incentive Plan when we acquired Vivid Technologies, Inc. We are not making future grants from the Vivid plan. The Vivid plan was not approved by our stockholders.

      Shares subject to Plans: A maximum of 2,322,606 shares in the Life Sciences plan, as adjusted, were approved by the stockholders of the Packard BioScience Company for awards under the plan. A maximum of 600,000 shares in the Vivid plan were approved by the stockholders of Vivid Technologies, Inc. for awards under the Vivid plan. We have made and will make appropriate adjustments to the shares subject to these plans and to outstanding awards upon a stock dividend, stock split, reverse stock split, recapitalization, combination, reclassification or similar change in our capital structure. To the extent that any outstanding option under the Life Sciences plan expires or terminates prior to exercise in full or if shares issued upon exercise of an option or pursuant to a stock issuance are repurchased by us, the shares of common stock for which such option is not exercised, or the repurchased shares, are returned to the Life Sciences plan and become available for future grant.

      Eligibility: Our employees, excluding officers and directors, and any individuals who have accepted an offer for employment are eligible to be granted options or awards under the Plans. No new awards may be made under the Vivid plan.

      Administration: The Life Sciences plan and the Vivid plan are administered by our Board of Directors. The Board has the authority to grant options and awards and to adopt, amend and repeal administrative rules, guidelines and practices. The Board also may delegate the power to make awards to one or more executive officers of the Company, provided that the Board fixes the maximum number of shares subject to awards and the maximum number of shares for any one participant to be made by such executive officers. The Board may delegate any or all of its powers under the Life Sciences plan or the Vivid plan to one or more committees of the Board.

      Terms and conditions: Under each of the Life Sciences and the Vivid plans, the Board may grant options to purchase common stock and determine the number of shares to be covered by each option, the exercise price, and the conditions and limitations applicable to the exercise of each option. The exercise price at the time of option grant may not be less than 100% of the fair market value of the common stock at the time the option is granted. The option term cannot exceed 10 years. The Board also may grant awards based upon the common stock, including awards of restricted stock and stock appreciation rights as well as performance awards. No new awards may be made under the Vivid plan.

      Adjustments for Changes in Common Stock and Certain Other Events: Under each of the Life Sciences and the Vivid plans, in the event of our proposed liquidation or dissolution, the Board will provide that all then unexercised options will become exercisable in full and terminate effective upon the liquidation or dissolution, except to the extent exercised before the effective date. The Board may specify the effect of a liquidation or dissolution on any award granted under the plans. In the event of an acquisition, defined as any merger or consolidation of PerkinElmer with or into another entity as a result of which our common stock is converted into or exchanged for the right to receive cash, securities or other property or any exchange of shares of PerkinElmer for cash, securities or other property pursuant to a statutory share exchange transaction, the Board will provide that all outstanding options will be assumed, or equivalent options will be substituted, by the acquiring or succeeding corporation. If the acquiring or succeeding corporation does not agree to assume, or substitute for the options, the Board will provide that unexercised options will become exercisable in full as of a specified time prior to the event.

      Amendment: The Board may at any time amend, suspend or terminate the plans.

Other Plans

      We have granted options to our Chairman and Chief Executive Officer in January 1999 under a plan that was not approved by stockholders.

      Shares subject to the plan: A maximum of 900,000 shares in the plan were approved for awards under the plan. Appropriate adjustments will be made to the shares subject to options outstanding under the plan upon a stock dividend, stock split, reverse stock split, recapitalization, combination, reclassification, or similar change in our capital structure. The options granted to our Chief Executive Officer were the sole awards authorized for grant under the plan. No additional grants may be made under the plan.

      Administration: The plan is administered by our Board of Directors. The Board has the authority to adopt, amend and repeal administrative rules, guidelines and practices. The Board may delegate any or all of its powers under the plan to one or more committees of the Board.

      Terms and conditions: We made two option grants totaling 900,000 shares to our Chief Executive Officer under this plan. The first grant was made on January 8, 1998, for 400,000 shares with a per share exercise price of $10.59 and an expiration date in January 2008. The option vested in full in January 2001. The second grant was made on January 20, 1999, for 500,000 shares with a per share exercise price of $13.63 and an expiration date in January 2009. The option vested in full in January 2000. Vesting of the second option accelerated based on satisfaction of the performance target of 50% cumulative growth in our earnings per share within two (2) years or less over the base year 1998, adjusted for the effects of acquisitions and divestitures. In each case, the option exercise price represented the fair market price of the stock on the date of grant. Upon the death or total disability of the optionee, he or his estate has one year to exercise vested options. Upon retirement at a PerkinElmer-recognized retirement age the optionee has the earlier of three (3) years or January 2009 to exercise vested options. Upon termination of the optionee’s employment, all further vesting stops and all unvested shares are cancelled. Upon a change in control of PerkinElmer, all unvested options become 100% vested.

Item 13.	Certain Relationships and Related Transactions

      The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2004 under the caption “Executive Compensation — Employment and Other Agreements,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

      The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2004 under the caption “Information Relative to the Board of Directors and Certain of Its Committees — Independent Auditors Fees and Other Matters,” and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

   1.     FINANCIAL STATEMENTS

   Included in Part II, Item 8:

Independent Auditors’ Report

Consolidated Income Statements for each of the Three Years Ended December 28, 2003

Consolidated Balance Sheets at December 28, 2003 and December 29, 2002

Consolidated Statements of Stockholders’ Equity for each of the Three Years Ended December 28, 2003

Consolidated Statements of Cash Flows for each of the Three Years Ended December 28, 2003

Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULE

        Schedule II — Valuation and Qualifying Accounts

      We have omitted financial statement schedules, other than those we note above, because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	EXHIBITS

3.1	PerkinElmer, Inc.’s Restated Articles of Organization were filed with the Commission on August 15, 2001 as Exhibit 3.1 to our quarterly report on Form 10-Q and are herein incorporated by reference.
3.2	PerkinElmer, Inc.’s By-Laws as amended and restated by the Board of Directors on April 27, 1999 were filed with the Commission on March 28, 2000 as Exhibit 3.3 to our annual report on Form 10-K for the fiscal year ended January 2, 2000 and are herein incorporated by reference.
4.1	Specimen Certificate of PerkinElmer Inc.’s Common Stock, $1 par value, was filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.
4.2	Form of Indenture dated June 28, 1995 between PerkinElmer, Inc. and the First National Bank of Boston, as Trustee, was filed with the Commission as Exhibit 4.1 to our registration statement on Form S-3, File No. 33-59675 and is herein incorporated by reference.
4.3	Amended and Restated Rights Agreement dated as of January 30, 2001 between PerkinElmer, Inc. and Mellon Investor Services LLC, as Rights Agent, was filed with the Commission on March 26, 2001 as Exhibit 4.5 to our annual report on Form 10-K and is herein incorporated by reference.
4.4	First Supplemental Indenture dated as of December 13, 2002 between PerkinElmer, Inc. and State Street Bank and Trust Company, was filed with the Commission on December 27, 2002 as Exhibit 4.1 to our current report on Form 8-K, and is incorporated herein by reference.
4.5	Indenture dated as of December 26, 2002 among PerkinElmer, Inc., as Issuer, Applied Surface Technology, Inc., CCS Packard, Inc., Carl Consumable Products, LLC, Lumen Technologies, Inc., NEN Life Sciences, Inc., Packard Bioscience Company, Packard Instrument Company, Inc., PerkinElmer Instruments LLC, PerkinElmer Labworks, Inc., PerkinElmer Life Sciences, Inc., PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc., PerkinElmer Holdings, Inc., PerkinElmer Automotive Research, Inc., as Guarantors, and State Street Bank and Trust Company, as Trustee, was filed with the Commission as Exhibit 4.7 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference.

4.6	Registration Rights Agreement dated as of December 26, 2002 among PerkinElmer, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and SG Cowen Securities Corporation was filed with the Commission as Exhibit 4.8 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference.
4.7	First Supplemental Indenture dated as of December 22, 2003 among PerkinElmer, Inc., PerkinElmer Massachusetts, LLC, PKI Massachusetts Trust and U.S. Bank National Association, is attached hereto as Exhibit 4.7.
*10.1	PerkinElmer, Inc.’s Supplemental Executive Retirement Plan, effective as of January 1, 2001, is attached hereto as Exhibit 10.1.
*10.2	PerkinElmer, Inc.’s 1999 Incentive Plan was filed with the Commission on April 2, 1999 as Exhibit B to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.
10.3	$415,000,000 Credit Agreement dated as of December 26, 2002 among PerkinElmer, Inc., as Borrower, the Several Lenders from Time to Time Parties thereto, Merrill Lynch & Co., Merrill, Lynch, Pierce, Fenner and Smith Incorporated, as Arranger, Merrill Lynch Capital Corporation, as Syndication Agent, Societe Generale, as Documentation Agent, and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”), was filed with the Commission as Exhibit 10.3 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference. Amendment No. 1 to Credit Agreement, dated as of April 1, 2003, was filed with the Commission as Exhibit 10.2 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. Amendment No. 2 to Credit Agreement, dated as of April 23, 2003, was filed with the Commission as Exhibit 10.3 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. Amendment No. 3 to Credit Agreement, dated as of December 26, 2003, is attached hereto as Exhibit 10.3.
*10.4	Letter agreement dated as of December 13, 2002 between PerkinElmer, Inc. and John Engel was filed with the Commission as Exhibit 10.4 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference.
*10.5	Employment Contracts:
(1) Employment Contract between PerkinElmer, Inc. and Gregory L. Summe dated January 8, 1998, as amended by an amendment dated November 5, 1999, was filed with the Commission on March 28, 2000 as Exhibit 10.5(a) to our annual report on Form 10-K for the fiscal year ended January 2, 2000 and is herein incorporated by reference. Said contract was further amended by a Second Amendment dated March 3, 2000, which was filed with the Commission on March 26, 2001 as Exhibit 10.5(a) to our annual report on Form 10-K and is herein incorporated by reference.
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
*10.6	PerkinElmer, Inc.’s 1982 Incentive Stock Option Plan was filed as Exhibit 4(v) to our registration statement on Form S-8, File No. 33-36082, and is herein incorporated by reference.
*10.7	PerkinElmer, Inc.’s 1992 Stock Option Plan was filed as Exhibit 4(vi) to our registration statement on Form S-8, File No. 333-32059, and is herein incorporated by reference.

*10.8	PerkinElmer, Inc.’s 1998 Employee Stock Purchase Plan was filed with the Commission on March 30, 1999 as Exhibit 10.8 to our annual report on Form 10-K and is herein incorporated by reference.
*10.9	Form of Multi-Year Stock Option Grant given by PerkinElmer, Inc. to each of Messrs. Summe, Friel, Walsh and Carlson on April 25, 2001 was filed with the Commission on March 28, 2002 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference.
*10.10	PerkinElmer, Inc.’s 1998 Deferred Compensation Plan, 1999 Restatement, is attached hereto as Exhibit 10.10.
*10.11	PerkinElmer, Inc.’s 2001 Incentive Plan was filed with the Commission on March 12, 2001 as Appendix B to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.
10.12	Receivables Sale Agreement dated as December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sale Agreement”) was filed with the Commission on March 29, 2002 as Exhibit 10.12 to the Company’s Annual Report on Form 10-K and is herein incorporated by reference. The First Amendment to the Receivables Sales Agreement dated as of June 28, 2002 was filed with the Commission as Exhibit 10.12(a) to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference. The Second Amendment to the Receivables Sales Agreement dated as of October 7, 2002 was filed with the Commission as Exhibit 10.12(b) to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference. The Third Amendment to the Receivables Sales Agreement dated as of December 20, 2002 was filed with the Commission as Exhibit 10.12(c) to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference. The Fourth Amendment to the Receivables Sales Agreement dated as of January 31, 2003 was filed with the Commission as Exhibit 10.12(d) to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference. The Fifth Amendment to the Receivables Sales Agreement dated as of March 26, 2003 was filed with the Commission as Exhibit 10.4 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Sixth Amendment to the Receivables Sales Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Seventh Amendment to the Receivables Sales Agreement dated as of December 26, 2003 is attached hereto as Exhibit 10.12(a) and the Eighth Amendment to the Receivables Sales Agreement dated as of January 30, 2004 is attached hereto as Exhibit 10.12(b).
10.13	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer (the “Purchase and Sale Agreement”), was filed with the Commission on March 28, 2002 as Exhibit 10.13 to our annual report on Form 10-K and is herein incorporated by reference. The First Amendment to the Purchase and Sale Agreement dated as of March 26, 2003 was filed as Exhibit 10.5 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Second Amendment to the Purchase and Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference.
*10.14	PerkinElmer, Inc.’s Life Sciences Incentive Plan was filed with the Commission as Exhibit 10.14 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference.
*10.15	PerkinElmer, Inc.’s 1999 Vivid Technologies Equity Incentive Plan was filed with the Commission as Exhibit 10.15 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference.

*10.16	Form of Stock Restriction Agreement dated January 16, 2002 between PerkinElmer, Inc. and each of Gregory L. Summe, for 50,000 shares of common stock, Terrance L. Carlson, for 20,000 shares of common stock, Robert F. Friel, for 30,000 shares of common stock, and Richard F. Walsh, for 20,000 shares of common stock, was filed with the Commission on May 15, 2002 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. Each of the Stock Restriction Agreements was amended by an amendment dated October 24, 2002, a form of which was filed with the Commission as Exhibit 10.16 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference. These Stock Restriction Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than for cause.
*10.17	Form of Stock Restriction Agreement dated January 2, 2002 between PerkinElmer, Inc. and each of Gregory L. Summe, for 100,000 shares of common stock, Terrance L. Carlson, for 20,000 shares of common stock, Robert F. Friel, for 20,000 shares of common stock, and Richard F. Walsh, for 20,000 shares of common stock, was filed with the Commission as Exhibit 10.17 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference. These Stock Restriction Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than for cause.
*10.18	Stock Restriction Agreement dated July 15, 2002 between PerkinElmer, Inc. and Peter B. Coggins for 20,000 shares of common stock was filed with the Commission as Exhibit 10.18(a) to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference. Stock Restriction Agreement dated July 15, 2002 between PerkinElmer, Inc. and Mr. Coggins for 10,000 shares of common stock was filed with the Commission as Exhibit 10.18(b) to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference.
12.1	Statement regarding computation of ratio of earnings to fixed charges is attached hereto as Exhibit 12.1.
21	Subsidiaries of PerkinElmer, Inc. is attached hereto as Exhibit 21.
23	Consent of Independent Public Accountants is attached hereto as Exhibit 23.
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) is attached hereto as Exhibit 31.1.
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) is attached hereto as Exhibit 31.2.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.1.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of Form 10-K.

     (b) REPORTS ON FORM 8-K

      On October 23, 2003, we filed a current report on Form 8-K with the Securities and Exchange Commission for the purpose of furnishing under Item 12 (Results of Operations and Financial Condition) a copy of our earnings release for the quarter ended September 28, 2003.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 28, 2003

	Balance at					Balance
	Beginning		Charges/			at End
Description	of Year	Provisions	Writeoffs	Other(1)		of Year

	(In thousands)
Reserve for Doubtful Accounts
Year Ended December 30, 2001	$13,322	$1,056	$(1,953)	$562	(2)	$12,987
Year Ended December 29, 2002	12,987	10,395	(3,494)	1,525		21,413
Year Ended December 28, 2003	$21,413	$1,188	$(4,499)	$2,095		$20,197

(1)	Unless otherwise described, other amounts primarily relate to the impact of foreign exchange movements.

(2)	Includes reserves for doubtful accounts related to Packard acquisition.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERKINELMER, INC.

Signature		Title	Date

By:	/s/ GREGORY L. SUMME Gregory L. Summe	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 12, 2004

By:	/s/ ROBERT F. FRIEL Robert F. Friel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004

By:	/s/ JEFFREY D. CAPELLO Jeffrey D. Capello	Vice President — Finance, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2004

POWER OF ATTORNEY AND SIGNATURES

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

By:	/s/ GREGORY L. SUMME Gregory L. Summe	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 12, 2004

By:	/s/ ROBERT F. FRIEL Robert F. Friel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004

By:	/s/ JEFFREY D. CAPELLO Jeffrey D. Capello	Vice President — Finance, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2004

By:	/s/ TAMARA J. ERICKSON Tamara J. Erickson	Director	March 12, 2004

By:	/s/ NICHOLAS A. LOPARDO Nicholas A. Lopardo	Director	March 12, 2004

Signature		Title	Date

By:	/s/ ALEXIS P. MICHAS Alexis P. Michas	Director	March 12, 2004

By:	James C. Mullen	Director	March 12, 2004

By:	/s/ DR. VICKI L. SATO Dr. Vicki L. Sato	Director	March 12, 2004

By:	/s/ GABRIEL SCHMERGEL Gabriel Schmergel	Director	March 12, 2004

By:	/s/ KENTON J. SICCHITANO Kenton J. Sicchitano	Director	March 12, 2004

By:	/s/ G. ROBERT TOD G. Robert Tod	Director	March 12, 2004

EXHIBIT INDEX

3.1	PerkinElmer, Inc.’s Restated Articles of Organization were filed with the Commission on August 15, 2001 as Exhibit 3.1 to our quarterly report on Form 10-Q and are herein incorporated by reference.
3.2	PerkinElmer, Inc.’s By-Laws as amended and restated by the Board of Directors on April 27, 1999 were filed with the Commission on March 28, 2000 as Exhibit 3.3 to our annual report on Form 10-K for the fiscal year ended January 2, 2000 and are herein incorporated by reference.
4.1	Specimen Certificate of PerkinElmer Inc.’s Common Stock, $1 par value, was filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.
4.2	Form of Indenture dated June 28, 1995 between PerkinElmer, Inc. and the First National Bank of Boston, as Trustee, was filed with the Commission as Exhibit 4.1 to our registration statement on Form S-3, File No. 33-59675 and is herein incorporated by reference.
4.3	Amended and Restated Rights Agreement dated as of January 30, 2001 between PerkinElmer, Inc. and Mellon Investor Services LLC, as Rights Agent, was filed with the Commission on March 26, 2001 as Exhibit 4.5 to our annual report on Form 10-K and is herein incorporated by reference.
4.4	First Supplemental Indenture dated as of December 13, 2002 between PerkinElmer, Inc. and State Street Bank and Trust Company, was filed with the Commission on December 27, 2002 as Exhibit 4.1 to our current report on Form 8-K, and is incorporated herein by reference.
4.5	Indenture dated as of December 26, 2002 among PerkinElmer, Inc., as Issuer, Applied Surface Technology, Inc., CCS Packard, Inc., Carl Consumable Products, LLC, Lumen Technologies, Inc., NEN Life Sciences, Inc., Packard Bioscience Company, Packard Instrument Company, Inc., PerkinElmer Instruments LLC, PerkinElmer Labworks, Inc., PerkinElmer Life Sciences, Inc., PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc., PerkinElmer Holdings, Inc., PerkinElmer Automotive Research, Inc., as Guarantors, and State Street Bank and Trust Company, as Trustee, was filed with the Commission as Exhibit 4.7 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference.
4.6	Registration Rights Agreement dated as of December 26, 2002 among PerkinElmer, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and SG Cowen Securities Corporation was filed with the Commission as Exhibit 4.8 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference.
4.7	First Supplemental Indenture dated as of December 22, 2003 among PerkinElmer, Inc., PerkinElmer Massachusetts, LLC, PKI Massachusetts Trust and U.S. Bank National Association, is attached hereto as Exhibit 4.7.
10.1	PerkinElmer, Inc.’s Supplemental Executive Retirement Plan, effective as of January 1, 2001, is attached hereto as Exhibit 10.1.
10.2	PerkinElmer, Inc.’s 1999 Incentive Plan was filed with the Commission on April 2, 1999 as Exhibit B to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.
10.3	$415,000,000 Credit Agreement dated as of December 26, 2002 among PerkinElmer, Inc., as Borrower, the Several Lenders from Time to Time Parties thereto, Merrill Lynch & Co., Merrill, Lynch, Pierce, Fenner and Smith Incorporated, as Arranger, Merrill Lynch Capital Corporation, as Syndication Agent, Societe Generale, as Documentation Agent, and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”), was filed with the Commission as Exhibit 10.3 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference. Amendment No. 1 to Credit Agreement, dated as of April 1, 2003, was filed with the Commission as Exhibit 10.2 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. Amendment No. 2 to Credit Agreement, dated as of April 23, 2003, was filed with the Commission as Exhibit 10.3 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. Amendment No. 3 to Credit Agreement, dated as of December 26, 2003, is attached hereto as Exhibit 10.3.
10.4	Letter agreement dated as of December 13, 2002 between PerkinElmer, Inc. and John Engel was filed with the Commission as Exhibit 10.4 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference.

10.5	Employment Contracts:
(1) Employment Contract between PerkinElmer, Inc. and Gregory L. Summe dated January 8, 1998, as amended by an amendment dated November 5, 1999, was filed with the Commission on March 28, 2000 as Exhibit 10.5(a) to our annual report on Form 10-K for the fiscal year ended January 2, 2000 and is herein incorporated by reference. Said contract was further amended by a Second Amendment dated March 3, 2000, which was filed with the Commission on March 26, 2001 as Exhibit 10.5(a) to our annual report on Form 10-K and is herein incorporated by reference.
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
10.6	PerkinElmer, Inc.’s 1982 Incentive Stock Option Plan was filed as Exhibit 4(v) to our registration statement on Form S-8, File No. 33-36082, and is herein incorporated by reference.
10.7	PerkinElmer, Inc.’s 1992 Stock Option Plan was filed as Exhibit 4(vi) to our registration statement on Form S-8, File No. 333-32059, and is herein incorporated by reference.
10.8	PerkinElmer, Inc.’s 1998 Employee Stock Purchase Plan was filed with the Commission on March 30, 1999 as Exhibit 10.8 to our annual report on Form 10-K and is herein incorporated by reference.
10.9	Form of Multi-Year Stock Option Grant given by PerkinElmer, Inc. to each of Messrs. Summe, Friel, Walsh and Carlson on April 25, 2001 was filed with the Commission on March 28, 2002 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference.
10.10	PerkinElmer, Inc.’s 1998 Deferred Compensation Plan, 1999 Restatement, is attached hereto as Exhibit 10.10.
10.11	PerkinElmer, Inc.’s 2001 Incentive Plan was filed with the Commission on March 12, 2001 as Appendix B to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.

10.12	Receivables Sale Agreement dated as December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sale Agreement”) was filed with the Commission on March 29, 2002 as Exhibit 10.12 to the Company’s Annual Report on Form 10-K and is herein incorporated by reference. The First Amendment to the Receivables Sales Agreement dated as of June 28, 2002 was filed with the Commission as Exhibit 10.12(a) to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference. The Second Amendment to the Receivables Sales Agreement dated as of October 7, 2002 was filed with the Commission as Exhibit 10.12(b) to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference. The Third Amendment to the Receivables Sales Agreement dated as of December 20, 2002 was filed with the Commission as Exhibit 10.12(c) to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference. The Fourth Amendment to the Receivables Sales Agreement dated as of January 31, 2003 was filed with the Commission as Exhibit 10.12(d) to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference. The Fifth Amendment to the Receivables Sales Agreement dated as of March 26, 2003 was filed with the Commission as Exhibit 10.4 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Sixth Amendment to the Receivables Sales Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Seventh Amendment to the Receivables Sales Agreement dated as of December 26, 2003 is attached hereto as Exhibit 10.12(a) and the Eighth Amendment to the Receivables Sales Agreement dated as of January 30, 2004 is attached hereto as Exhibit 10.12(b).
10.13	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer (the “Purchase and Sale Agreement”), was filed with the Commission on March 28, 2002 as Exhibit 10.13 to our annual report on Form 10-K and is herein incorporated by reference. The First Amendment to the Purchase and Sale Agreement dated as of March 26, 2003 was filed as Exhibit 10.5 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Second Amendment to the Purchase and Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference.
10.14	PerkinElmer, Inc.’s Life Sciences Incentive Plan was filed with the Commission as Exhibit 10.14 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference.
10.15	PerkinElmer, Inc.’s 1999 Vivid Technologies Equity Incentive Plan was filed with the Commission as Exhibit 10.15 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference.
10.16	Form of Stock Restriction Agreement dated January 16, 2002 between PerkinElmer, Inc. and each of Gregory L. Summe, for 50,000 shares of common stock, Terrance L. Carlson, for 20,000 shares of common stock, Robert F. Friel, for 30,000 shares of common stock, and Richard F. Walsh, for 20,000 shares of common stock, was filed with the Commission on May 15, 2002 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. Each of the Stock Restriction Agreements was amended by an amendment dated October 24, 2002, a form of which was filed with the Commission as Exhibit 10.16 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference. These Stock Restriction Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than for cause.
10.17	Form of Stock Restriction Agreement dated January 2, 2002 between PerkinElmer, Inc. and each of Gregory L. Summe, for 100,000 shares of common stock, Terrance L. Carlson, for 20,000 shares of common stock, Robert F. Friel, for 20,000 shares of common stock, and Richard F. Walsh, for 20,000 shares of common stock, was filed with the Commission as Exhibit 10.17 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference. These Stock Restriction Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than for cause.

10.18	Stock Restriction Agreement dated July 15, 2002 between PerkinElmer, Inc. and Peter B. Coggins for 20,000 shares of common stock was filed with the Commission as Exhibit 10.18(a) to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference. Stock Restriction Agreement dated July 15, 2002 between PerkinElmer, Inc. and Mr. Coggins for 10,000 shares of common stock was filed with the Commission as Exhibit 10.18(b) to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference.
12.1	Statement regarding computation of ratio of earnings to fixed charges is attached hereto as Exhibit 12.1.
21	Subsidiaries of PerkinElmer, Inc. is attached hereto as Exhibit 21.
23	Consent of Independent Public Accountants is attached hereto as Exhibit 23.
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) is attached hereto as Exhibit 31.1.
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) is attached hereto as Exhibit 31.2.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.1.