Form 10-Q
period 2004-03-28
PERKINELMER INC
filed 2004-05-07
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☒  Yes    ☐  No

Number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at May 3, 2004
Common Stock, $1 par value per share	127,709,000 (Excluding treasury shares)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Three Months Ended
	March 28, 2004	March 30, 2003
	(Unaudited)
	(In thousands except per share data)
Sales	$393,451	$358,449
Cost of sales	241,513	219,280
Research and development expenses	20,628	20,852
Selling, general and administrative expenses	95,870	92,879
Restructuring (reversals) and impairment charges, net	1,160	(445)
Gains on dispositions	(363)	(580)
Amortization of intangible assets	7,106	7,195

Operating income from continuing operations	27,537	19,268
Interest and other expense, net	9,541	14,347

Income from continuing operations before income taxes	17,996	4,921
Provision for income taxes	5,219	1,599

Income from continuing operations	12,777	3,322
Loss from discontinued operations, net of income taxes	—	(980)
Gain on dispositions of discontinued operations, net of income taxes	494	20

Net income	$13,271	$2,362

Basic and diluted earnings (loss) per share:
Continuing operations	$0.10	$0.03
(Loss) from discontinued operations, net of income taxes	—	(0.01)

Net income	$0.10	$0.02

Weighted average shares of common stock outstanding:
Basic	126,685	125,649
Diluted	128,933	126,375
Cash dividends per common share	$0.07	$0.07

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 28, 2004	December 28, 2003
	(Unaudited)
	(In thousands except share and per share data)
Current assets:
Cash and cash equivalents	$165,471	$191,499
Accounts receivable, net	282,695	288,556
Inventories	197,997	190,946
Other current assets	98,357	95,297

Total current assets	744,520	766,298

Property, plant and equipment:
At cost	622,764	623,164
Accumulated depreciation	(366,899)	(355,008)

Net property, plant and equipment	255,865	268,156
Marketable securities and investments	10,590	10,874
Intangible assets	418,024	424,811
Goodwill	1,032,073	1,034,911
Other assets	100,099	102,669

Total assets	$2,561,171	$2,607,719

Current liabilities:
Short-term debt	$4,979	$5,167
Accounts payable	143,057	154,661
Accrued restructuring costs and integration costs	6,016	8,055
Accrued expenses	291,407	284,132

Total current liabilities	445,459	452,015

Long-term debt	499,369	544,307
Long-term liabilities	261,667	262,347

Commitments and contingencies

Stockholders’ equity:
Preferred stock — $1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value per share, authorized 300,000,000 shares; issued 145,101,000; and outstanding 127,682,000 and 126,909,000 at March 28, 2004 and December 28, 2003, respectively	145,101	145,101
Capital in excess of par value	684,059	681,550
Unearned compensation	(6,928)	(3,494)
Retained earnings	676,983	672,616
Accumulated other comprehensive income	27,972	30,908
Cost of shares held in treasury — 17,419,000, shares at March 28, 2004 and 18,192,000 shares at December 28, 2003, respectively	(172,511)	(177,631)

Total stockholders’ equity	1,354,676	1,349,050

Total liabilities and stockholders’ equity	$2,561,171	$2,607,719

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 28, 2004	March 30, 2003
	(Unaudited)
	(In thousands)
Operating activities:
Net income	$13,271	$2,362
Add net loss from discontinued operations	—	980
Deduct net gain on disposition of discontinued operations	(494)	(20)

Net income from continuing operations	12,777	3,322
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	806	700
Amortization of debt discount and issuance costs	2,211	2,866
Depreciation and amortization	19,483	18,801
Gains on dispositions and sales of investments, net	(363)	(580)
Loss on impairment of assets	1,160	—
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable	5,334	37,342
Inventories	(7,030)	1,406
Accounts payable	(11,967)	(14,710)
Accrued restructuring costs	(2,039)	(4,557)
Accrued expenses and other	5,427	(21,685)

Net cash provided by operating activities from continuing operations	25,799	22,905
Net cash provided by operating activities from discontinued operations	757	1,164

Net cash provided by operating activities	26,556	24,069
Investing activities:
Cash withdrawn from escrow to repay debt	—	32,509
Capital expenditures	(3,297)	(3,461)
Proceeds from dispositions of property, plant and equipment, net	2,056	—
Settlement of disposition of businesses, net	—	(575)
Proceeds of acquisitions, net of cash acquired	—	2,126

Net cash (used in) provided by investing activities	(1,241)	30,599
Financing activities:
Payment of debt issuance costs	—	(1,356)
Prepayment of zero coupon convertible notes	—	(32,509)
Prepayment of term loan debt	(45,000)	(15,000)
(Decrease) increase in other credit facilities	(464)	211
Proceeds from issuance of common stock	3,658	—
Dividends paid	(8,904)	(8,833)

Net cash used in financing activities	(50,710)	(57,487)

Effect of exchange rate changes on cash and cash equivalents	(633)	1,981

Net decrease in cash and cash equivalents	(26,028)	(838)
Cash and cash equivalents at beginning of period	191,499	130,615

Cash and cash equivalents at end of period	$165,471	$129,777

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, filed with the SEC (the “2003 Form 10-K”). The balance sheet amounts at December 28, 2003 in this report were derived from the Company’s audited 2003 financial statements included in the 2003 Form 10-K. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 28, 2004 and March 30, 2003 are not necessarily indicative of the results for the entire fiscal year.

(2) Restructuring (Reversals) and Impairment Charges, Net

The Company has undertaken four separate restructuring actions over the past three years related to the impact of acquisitions, divestitures and the integration of its business units. Restructuring actions in 2001 and 2002 were recorded in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Restructuring actions taken in 2003 were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The principal actions associated with these plans related to workforce reductions and overhead reductions resulting from reorganization activities, including the closure of certain manufacturing and selling facilities. Details of these plans are discussed more fully in the Company’s 2003 Form 10-K.

In the quarter ended March 30, 2003, the Company recorded a pre-tax restructuring reversal of $0.4 million relating to its Q4 2001 Plan, described below, due to higher than expected attrition rates in several countries prior to ultimate termination and accordingly lower severance costs.

A description of each of the four restructuring plans and the activity recorded for the three-month period ended March 28, 2004 is as follows:

Q2 2003 Plan:

During 2003, the Company incurred a $2.0 million restructuring charge in the Life and Analytical Sciences business and a $0.3 million restructuring charge in the Optoelectronics business. The purpose of the restructuring was to further improve performance and take advantage of synergies between the Company’s former Life Sciences and Analytical Instruments businesses. The principal actions in this restructuring plan included lower headcount due to the continued integration of the Life and Analytical Sciences business in a European manufacturing facility and a customer care center as well as a headcount reduction at one of the Optoelectronics manufacturing facilities to reflect recent declining demand for several product lines.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the Company’s Q2 2003 Plan activity for the first quarter of 2004:

	Headcount	Severance and Separation
	(In thousands, except for headcount)
Q2 2003 Restructuring Plan
Balance at December 28, 2003	9	$288
Amounts paid	(2)	(13)

Balance at March 28, 2004	7	$275

All remaining Q2 2003 Plan actions will be completed by the end of 2004.

Q4 2002 Plan

In connection with the Company’s decision to combine the Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies, the Company recorded a pre-tax restructuring charge of $26.0 million during the fourth quarter of 2002. This plan allowed the Company to combine many business functions worldwide, with the intention to better serve its customers and more fully capitalize on the strengths of the businesses’ sales, service and research and development organizations. The principal actions in the restructuring plan included workforce reductions, closure of facilities and disposal of underutilized assets. The following table summarizes the components of the Company’s Q4 2002 Plan for the first quarter of 2004:

	Headcount	Severance	Abandonment of Excess Facilities	Total
	(In thousands, except for headcount)
Balance at December 28, 2003	65	$2,770	$1,530	$4,300
Amounts paid	(33)	(1,190)	(384)	(1,574)

Balance at March 28, 2004	32	$1,580	$1,146	$2,726

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

During the first quarter of 2004, the Company expended approximately $1.6 million to execute these actions. The remaining liability represents severance and lease commitments. The Company expects to settle the remaining severance liability by the end of 2004. The lease commitments on unoccupied buildings extend until 2005.

Q1 2002 Plan

During the first quarter of 2002, the Company’s management developed a plan to restructure several businesses within its Life and Analytical Sciences and Optoelectronics segments. The plan resulted in pre-tax restructuring charges totaling $9.2 million. The principal actions in the restructuring plan included workforce and

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

overhead reductions resulting from reorganization activities, including the closure of a manufacturing facility, disposal of underutilized assets and general cost reductions. The restructuring activities were completed in 2003 with the exception of payments due on a leased facility exited in 2002, which will be paid through 2005. The following table summarizes the components of the Company’s Q1 2002 Plan for the first quarter of 2004:

Abandonment of Excess Facilities
(In thousands)
Balance at December 28, 2003	$100
Amounts paid	(33)

Balance at March 28, 2004	$67

Q4 2001 Plan:

During the fourth quarter of 2001, in connection with the integration of Packard BioScience (“Packard”), which the Company acquired that quarter, and a restructuring of sales offices in Europe, the Company recorded a restructuring charge of $9.2 million in the Life and Analytical Sciences segment. The principal actions in the restructuring plan include the closing or consolidation of several leased sales and service offices in Europe, as well as costs associated with the closure of a manufacturing facility in Europe, the closure of leased manufacturing facilities in the United States and the disposal of related assets. These actions were designed to streamline the organization and take advantage of the synergies offered by the Packard acquisition as they relate to the legacy Life and Analytical Science segment.

The following table summarizes the components of the Company’s Q4 2001 Plan for the three months period ended March 28, 2004.

Severance
(In thousands)
Q4 2001 Plan
Balance at December 28, 2003	$2,471
Amounts paid	(346)

Balance at March 28, 2004	$2,125

The remaining liability relates to European severance obligations and will be paid in 2004.

Integration Charges:

In addition, as discussed in the Company’s 2003 Form 10-K, there have been integration reserves established relating primarily to the acquisition of Packard. The following table summarizes the activity in this reserve for the three-month period ended March 28, 2004:

(In millions)
Accrued integration costs at December 28, 2003	$0.9
Amounts paid	(0.1)

Accrued integration cost at March 28, 2004	$0.8

The integration activities were completed in 2003 with the exception of payments due on leased facilities exited in 2001 that will be paid through 2005.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment:

During the first quarter of 2004, the Company decided to significantly reduce the primary operations of its Optoelectronics Electroform product line, resulting in an impairment charge of $1.2 million. The $1.2 million impairment charge was primarily related to asset impairments of machinery and equipment.

(3) Gains on Dispositions

During the first quarter of 2004, the Company recognized a $0.4 million net gain from the sale of a building. During the first quarter of 2003, the Company recognized a $0.3 million net gain from the sale of a building and a $0.3 million previously deferred gain from the sale of a business.

(4) Inventories

Inventories consisted of the following:

	March 28, 2004	December 28, 2003
	(In thousands)
Raw materials	$83,804	$81,705
Work in progress	18,669	16,653
Finished goods	95,524	92,588

Total Inventories	$197,997	$190,946

(5) Debt

In December 2002, the Company entered into a senior credit facility. This facility was comprised of a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. This senior credit facility is secured primarily by a substantial portion of the Company’s and its subsidiaries’ domestic assets. During the three-months ended March 28, 2004, the Company paid $45.0 million of principal on its term loan which resulted in $1.2 million of accelerated amortization of debt issuance costs, included in Interest and Other Expense, Net. As of March 28, 2004 there was $200 million of outstanding principal on the term loan and no outstanding principal balance under the revolving credit facility.

In January 2004, the Company entered into interest rate swap agreements (the “Swaps”) that effectively converted the fixed interest rate on $100 million of the Company’s 8 7/8% senior subordinated notes due 2013 (the “8 7/8% Notes”) to a variable interest rate which is reset semi-annually in arrears based upon six-month USD LIBOR plus 427 basis points. The Swaps have the economic effect of modifying the interest obligations associated with these notes so that the interest payable on the notes effectively becomes variable. The Swaps reduced the annualized interest rate on the 8 7/8% Notes by approximately 90 basis points during the three-months ended March 28, 2004. The fair value of these swap instruments as of March 28, 2004 was insignificant. These swaps have been designated as fair value hedges. These swaps will be marked to market in our consolidated financial statements so that fair value movements in these swaps will be offset by the fair value movement in the debt.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding plus all potentially dilutive common stock equivalents, primarily shares issuable upon the exercise of stock options using the treasury stock method:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In thousands)
Number of common shares — basic	126,685	125,649
Effect of dilutive securities
Stock options and employee stock purchase plan	1,926	236
Restricted stock	322	490

Number of common shares — diluted	128,933	126,375

Number of potentially dilutive securities excluded from calculation	6,749	12,782

(7) Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In thousands)
Net income	$13,271	$2,362
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,814)	11,324
Unrealized (losses) gains on securities, net of tax	(122)	330

	(2,936)	11,654

Comprehensive income	$10,335	$14,016

The components of accumulated other comprehensive income were as follows:

	March 28, 2004	December 28, 2003
	(In thousands)
Foreign currency translation adjustments	$41,090	$43,904
Minimum pension liability	(13,038)	(13,038)
Unrealized (losses) gains on securities	(80)	42

Accumulated other comprehensive income	$27,972	$30,908

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Industry Segment Information

The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s 2003 Form 10-K. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant. The operating segments and their principal products and services are:

•	Life and Analytical Sciences. The Company is a leading provider of drug discovery, genetic screening, and environmental and chemical analysis tools, including instruments, reagents, consumables, and services.

•	Optoelectronics. The Company provides a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

•	Fluid Sciences. The Company provides critical fluid control and containment systems for highly demanding environments such as turbine engines and semiconductor fabrication facilities.

Sales and operating profit (loss) by segment are shown in the table below:

	Three months ended
	March 28, 2004	March 30, 2003
	(In thousands)
Life and Analytical Sciences
Sales	$249,247	$232,200
Operating income	15,983	11,622
Optoelectronics
Sales	86,717	83,302
Operating income	9,446	8,704
Fluid Sciences
Sales	57,487	42,947
Operating income	8,309	2,380
Other
Sales	—	—
Operating loss	(6,201)	(3,438)
Continuing Operations
Sales	393,451	358,449
Operating income	$27,537	$19,268

(9) Discontinued Operations

During the three months ended March 28, 2004, the Company settled various claims under certain long-term contracts with the Company’s former Technical Services business, which was sold in August 1999. The net settlement resulted in a pre-tax gain of $0.8 million that was recognized in the first quarter of 2004 and included in gain on dispositions of discontinued operations.

In June 2002, the Company completed the sale of its Security and Detection Systems business for cash consideration of approximately $110.0 million, including a working capital adjustment. The activity in the first quarter of 2003 of $0.03 million reflects adjustments attributable to revised estimates of the working capital adjustment and is included in gain on dispositions of discontinued operations. The Company has accounted for the Security and Detection Systems business as a discontinued operation in the accompanying consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded the following gains and losses, which have been reported as the gain on dispositions of discontinued operations, during the three month periods ended March 28, 2004 and March 30, 2003:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In thousands)
Gain on contract settlements associated with the Technical Services business	$757	$—
Gain on Security and Detection Systems business	—	33

Net gain on disposition of discontinued operations before income taxes	757	33
Provision for income taxes	263	13

Gain on dispositions of discontinued operations, net of income taxes	$494	$20

(10) Stock-Based Compensation

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employee, and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

The Company has issued restricted stock to certain employees that vests over time and has reflected the fair value of these awards as unearned compensation until the restrictions are released and the compensation is earned. In addition, the Company has awarded performance-contingent restricted stock to certain executive officers that vests only upon achievement of specific performance targets within three years. If the performance targets are not achieved within the three-year period, the shares are forfeited. These shares were awarded under the Company’s 2001 Incentive Plan. Under current accounting rules, the compensation expense associated with the fair market value of these awards is variable; that is, the expense is determined based on the then-current stock price at the end of each quarter and is recognized over the period that the performance targets are expected to be achieved. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three-Months Ended
	March 28, 2004	March 30, 2003
	(In thousands, except per share data)
Net income, as reported	$13,271	$2,362
Add: Stock-based employee compensation expense included in net income, net of related tax effects	371	455
Deduct: Total stock-based employee compensation expense determined under fair market value method for all awards, net of related tax effects	(4,320)	(6,426)

Pro forma net income (loss)	$9,322	$(3,609)

Earnings (loss) per share:
Basic and Diluted — as reported	$0.10	$0.02
Basic and Diluted — pro forma	$0.07	$(0.03)

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets, the Company is required to test goodwill for impairment at the reporting unit level upon initial adoption and at least annually thereafter. As part of the Company’s on-going compliance with SFAS No. 142, the Company, assisted by valuation consultants, completed its annual assessment of goodwill using a measurement date of January 1, 2004. The results of this annual assessment resulted in no impairment charge.

The changes in the carrying amount of goodwill for the period ended March 28, 2004 from December 28, 2003 are as follows:

	Life and Analytical Sciences	Optoelectronics	Fluid Sciences	Consolidated
	(In thousands)
Balance, December 28, 2003	$967,479	$36,590	$30,842	$1,034,911
Foreign currency translation	(2,870)	32	—	(2,838)

Balance, March 28, 2004	$964,609	$36,622	$30,842	$1,032,073

Intangible asset balances at March 28, 2004 and December 28, 2003 were as follows:

	March 28, 2004	December 28, 2003
	(In thousands)
Patents	$95,612	$95,542
Less: Accumulated depreciation	(30,207)	(27,786)

Net patents	65,405	67,756

Licenses	48,795	48,490
Less: Accumulated depreciation	(13,790)	(12,430)

Net licenses	35,005	36,060

Core technology	208,692	208,692
Less: Accumulated depreciation	(50,111)	(46,730)

Net core technology	158,581	161,962

Net amortizable intangible assets	258,991	265,778
Non-amortizing intangible assets, primarily trademarks and trade names	159,033	159,033

TOTALS	$418,024	$424,811

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) Warranty Reserves

The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. A summary of warranty reserve activity for the three-months ended March 28, 2004 and March 30, 2003 is as follows:

	Three-months ended
	March 28, 2004	March 30, 2003
	(In thousands)
Balance at beginning of period	$9,798	$9,809
Provision	3,285	3,630
Charges	(3,036)	(3,296)
Other	(6)	86

Balance at end of period	$10,041	$10,229

(13) Employee Benefit Plans

Net periodic benefit cost (credit) included the following components for the three months ended March 28, 2004 and March 30, 2003:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
	(In thousands)
Service cost	$1,403	$1,247	$34	$30
Interest cost	5,527	5,251	128	137
Expected return on plan assets	(5,600)	(5,423)	(177)	(187)
Net amortization and deferral	567	233	(117)	(118)

Net periodic benefit cost (credit)	$1,897	$1,308	$(132)	$(138)

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Guarantor Financial Information

The Company has outstanding $300 million in aggregate principal amount of 8 7/8% Notes. The Company’s payment obligations under the 8 7/8% Notes are guaranteed by some of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). Such guarantee is full and unconditional. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, income statement, balance sheet and statements of cash flow information for the Company (“Parent Company Only”), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

Consolidating Income Statement

Three months ended March 28, 2004

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$67,137	$170,932	$198,591	$(43,209)	$393,451
Cost of sales	50,665	118,601	115,456	(43,209)	241,513
Research and development expenses	1,449	11,761	7,418	—	20,628
Selling, general and administrative expenses	12,201	39,913	43,756	—	95,870
Other operating (income) expense, net	(255)	6,562	1,596	—	7,903

Operating income (loss) from continuing operations	3,077	(5,905)	30,365	—	27,537
Other expenses (income), net	9,655	(219)	105	—	9,541

(Loss) income from continuing operations before income taxes	(6,578)	(5,686)	30,260	—	17,996
(Benefit) provision for income taxes	(1,908)	(1,649)	8,776	—	5,219

(Loss) income from continuing operations	(4,670)	(4,037)	21,484	—	12,777
Equity earnings (loss) from subsidiaries, net of tax	17,447	21,484	—	(38,931)	—
Gain on disposition of discontinued operations, net of income taxes	494	—	—	—	494

Net income (loss)	$13,271	$17,447	$21,484	$(38,931)	$13,271

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Income Statement

Three months ended March 30, 2003

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$51,830	$137,199	$184,243	$(14,823)	$358,449
Cost of sales	40,802	82,765	110,536	(14,823)	219,280
Research and development expenses	978	12,041	7,833	—	20,852
Selling, general and administrative expenses	8,486	35,339	49,054	—	92,879
Other operating expense (income), net	(1,759)	6,136	1,793	—	6,170

Operating income from continuing operations	3,323	918	15,027	—	19,268
Other expenses (income), net	579	11,090	2,678	—	14,347

(Loss) income from continuing operations before income taxes	2,744	(10,172)	12,349	—	4,921
(Benefit) provision for income taxes	892	(3,306)	4,013	—	1,599

(Loss) income from continuing operations	1,852	(6,866)	8,336	—	3,322
Equity earnings (loss) from subsidiaries, net of tax	1,470	8,336	—	(9,806)	—
Loss from discontinued operations, net of income taxes	(960)	—	—	—	(960)

Net income (loss)	$2,362	$1,470	$8,336	$(9,806)	$2,362

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

March 28, 2004

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$28,136	$—	$137,335	$—	$165,471
Accounts receivable, net	34,592	42,512	205,591	—	282,695
Inventories	21,757	83,485	92,755	—	197,997
Other current assets	37,647	20,368	40,342	—	98,357

Total current assets	122,132	146,365	476,023	—	744,520

Property, plant and equipment, net	29,461	143,800	82,604	—	255,865
Investments	8,775	993	822	—	10,590
Goodwill and intangible assets	34,891	1,085,578	329,628	—	1,450,097
Intercompany receivable/(payable), net	(1,225,322)	806,971	418,351	—	—
Investment in subsidiary	2,979,206	979,829	—	(3,959,035)	—
Other assets	83,122	5,877	11,100	—	100,099

Total assets	$2,032,265	$3,169,413	$1,318,528	$(3,959,035)	$2,561,171

Current liabilities:
Short-term debt	$3,150	$—	$1,829	$—	$4,979
Accounts payable	25,073	49,722	68,262	—	143,057
Accrued restructuring and integration costs	—	4,045	1,971	—	6,016
Accrued expenses	107,209	72,918	111,280	—	291,407

Total current liabilities	135,432	126,685	183,342	—	445,459
Long-term debt	499,369	—	—	—	499,369
Long-term liabilities	42,788	63,522	155,357	—	261,667
Total stockholders’ equity	1,354,676	2,979,206	979,829	(3,959,035)	1,354,676

Total liabilities and stockholders’ equity	$2,032,265	$3,169,413	$1,318,528	$(3,959,035)	$2,561,171

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

December 28, 2003

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$39,360	$0	$152,139	—	$191,499
Accounts receivable, net	27,208	57,548	203,800	—	288,556
Inventories	20,459	80,934	89,553	—	190,946
Other current assets	38,082	21,332	35,883	—	95,297

Total current assets	125,109	159,814	481,375	—	766,298

Property, plant and equipment, net	29,493	150,930	87,733	—	268,156
Investments	7,910	994	1,970	—	10,874
Goodwill and intangible assets	29,470	1,098,732	331,520	—	1,459,722
Intercompany receivable/(payable), net	(1,013,702)	767,949	245,753	—	—
Investment in subsidiary	2,811,733	829,776	—	(3,641,509)	—
Other assets	85,156	6,874	10,639	—	102,669

Total assets	$2,075,169	$3,015,069	$1,158,990	$(3,641,509)	$2,607,719

Current liabilities:
Short-term debt	$3,150	$0	$2,017	—	$5,167
Accounts payable	26,311	51,905	76,445	—	154,661
Accrued restructuring and integration costs	—	4,497	3,558	—	8,055
Accrued expenses	107,689	84,382	92,061	—	284,132

Total current liabilities	137,150	140,784	174,081	—	452,015
Long-term debt	544,307	—	—	—	544,307
Long-term liabilities	44,662	62,552	155,133	—	262,347
Total stockholders’ equity	1,349,050	2,811,733	829,776	(3,641,509)	1,349,050

Total liabilities and stockholders’ equity	$2,075,169	$3,015,069	$1,158,990	$(3,641,509)	$2,607,719

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Cash Flow Statement

Three months ended March 28, 2004

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) continuing operating activities	$36,792	$1,253	$(12,246)	$—	$25,799
Net cash provided by discontinued operating activities	757	—	—	—	757

Net cash provided by (used in) operating activities	37,549	1,253	(12,246)	—	26,556

Investing Activities
Capital expenditures	(307)	(1,253)	(1,737)	—	(3,297)
Proceeds from the disposition of property, plant and equipment	2,056	—	—	—	2,056

Net cash provided by (used in) investing activities	1,749	(1,253)	(1,737)	—	(1,241)

Financing Activities
Prepayment of indebtedness	(45,000)	—	—	—	(45,000)
Other debt decreases	(276)	—	(188)	—	(464)
Proceeds from issuance of common stock	3,658	—	—	—	3,658
Cash dividends	(8,904)	—	—	—	(8,904)

Net cash (used in) financing activities	(50,522)	—	(188)	—	(50,710)

Effect of exchange rate changes on cash and cash equivalents	—	—	(633)	—	(633)

Net decrease in cash and cash equivalents	(11,224)	—	(14,804)	—	(26,028)
Cash and cash equivalents, beginning of period	39,360	—	152,139	—	191,499

Cash and cash equivalents, end of period	$28,136	$—	$137,335	$—	$165,471

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Cash Flow Statement

Three months ended March 30, 2003

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) continuing operating activities	$17,851	$(4,508)	$9,562	—	$22,905
Net cash provided by discontinued operating activities	1,164	—	—	—	1,164

Net cash provided by (used in) operating activities	19,015	(4,508)	9,562	—	24,069

Investing Activities
Cash withdrawn from escrow	32,509	—	—	—	32,509
Capital expenditures	(525)	(1,595)	(1,341)	—	(3,461)
Proceeds from the disposition of businesses	(575)	—	—	—	(575)
Cost of acquisitions, net of cash acquired	2,126	—	—	—	2,126

Net cash provided by (used in) investing activities	33,535	(1,595)	(1,341)	—	30,599

Financing Activities
Prepayment of indebtedness	(47,509)	—	—	—	(47,509)
Other debt (decreases) increases	(564)	—	775	—	211
Payment of debt issuance costs	(1,356)	—	—	—	(1,356)
Cash dividends	(8,833)	—	—	—	(8,833)

Net cash (used in) financing activities	(58,262)	—	775	—	(57,487)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,981	—	1,981

Net increase (decrease) in cash and cash equivalents	(5,712)	(6,103)	10,977	—	(838)
Cash and cash equivalents, beginning of period	27,745	6,981	95,889	—	130,615

Cash and cash equivalents, end of period	$22,033	$878	$106,866	$—	$129,777

(15) Contingencies

The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters where an estimated loss is probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and the cost can be reasonably estimated. The Company had accrued $6.0 million as of March 28, 2004, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to ten years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company’s financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the potential exposure is not expected to be materially different than the amounts recorded.

On June 14, 2002, the Company sold its Security and Detection Systems business to L-3 Communications Corporation. L-3 and several of its affiliates were originally named as defendants in litigation arising out of the terrorist attacks on September 11, 2001. Among the claims made by the plaintiffs in that litigation were allegations that there were defects in the products of the Security and Detection Systems business that the Company sold to L-3. L-3 has asserted that the Company is contractually obligated to indemnify L-3 for any liability it may incur as a result of that litigation. However, L-3 has not been named as a defendant in the Amended Master Complaints filed by the plaintiffs on March 31, 2004 relating to the September 11, 2001 attacks. If necessary, the Company intends to contest this matter vigorously. The Company is unable, however, to reasonably estimate the amount of loss, if any, which may result from resolution of this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following management’s discussion and analysis, contains forward-looking information that you should read in conjunction with the consolidated financial statements and notes to consolidated financial statements that we have included elsewhere in this quarterly report on Form 10-Q. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “plans,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from the plans, intentions or expectations we disclose in the forward-looking statements we make. We have included important factors below under the heading “Forward-Looking Information and Factors Affecting Future Performance” that we believe could cause actual results to differ materially from the forward-looking statements we make. We are not obligated to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of scientific instruments, consumables and services to the pharmaceutical, biomedical, environmental testing and general industrial markets. We design, manufacture, market and service products and systems within three businesses, each constituting one reporting segment:

•	Life and Analytical Sciences. We are a leading provider of drug discovery, genetic screening, and environmental and chemical analysis tools, including instruments, reagents, consumables, and services.

•	Optoelectronics. We provide a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

•	Fluid Sciences. We provide critical fluid control and containment solutions for highly demanding environments such as turbine engines and semiconductor fabrication facilities.

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

In connection with the combination of our Life Sciences and Analytical Instruments business units, we recorded a $26.0 million restructuring charge in the fourth quarter of 2002 as a result of workforce reductions, facility closures and contract terminations. These actions occurred during 2003 with the exception of lease commitment payouts and other spending, which we expect to complete in 2004. We achieved in excess of the original range of $12 million to $25 million in anticipated pre-tax cost savings in fiscal 2003 from the combination of our Life Sciences and Analytical Instruments businesses relative to our fiscal 2002 cost levels. We are targeting additional pre-tax cost savings from the combination of between $5 million and $20 million in fiscal 2004, for combined pre-tax cost savings of between $30 million and $45 million relative to our fiscal 2002 cost levels. Unforeseen factors may offset some or all of the estimated cost savings or other benefits from the integration. As a result, our actual cost savings, if any, could differ or be delayed, compared to our estimates.

Consolidated Results of Continuing Operations

Sales

Sales for the first quarter of 2004 were $393.5 million, versus $358.4 million for the first quarter of 2003, an increase of $35.1 million, or 10%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $18.0 million in the first quarter of 2004, as compared to the first quarter of 2003. This increase in sales reflects a $17.0 million, or 7%, increase in our Life and Analytical Sciences segment sales, which includes approximately $15.2 million in sales attributable to favorable changes in foreign exchange rates compared to the first quarter of 2003. Our Optoelectronics segment sales grew $3.4 million, or 4%, including approximately $2.3 million in sales attributable to favorable changes in foreign exchange rates compared to the first quarter of 2003. Our Fluid Sciences segment sales grew $14.6 million, or 34%, including approximately $0.5 million in sales attributable to favorable changes in foreign exchange rates compared to the first quarter of 2003.

Cost of Sales

Cost of sales for the first quarter of 2004 was $241.5 million, versus $219.3 million for the first quarter of 2003, an increase of $22.2 million, or 10%. As a percentage of sales, cost of sales increased to 61.4% in the first quarter of 2004 from 61.2% in the first quarter of 2003, resulting in a decrease in gross margin of 20 basis points from 38.8% in the first quarter of 2003 to 38.6% in the first quarter of 2004. The decrease in gross margin was primarily attributable to overall sales increases in Fluid Sciences and increases in service within Life and Analytical Sciences, both of which have lower gross margins but also lower operating expenses.

Research and Development Expenses

Research and development expenses for the first quarter of 2004 were $20.6 million versus $20.9 million for the first quarter of 2003, a decrease of $0.3 million, or 1%. As a percentage of sales, research and development expenses decreased to 5.2% in the first quarter of 2004 from 5.8% in the first quarter of 2003, primarily due to the consolidation of research and development activities in our Life and Analytical Sciences segment to take advantage of increased synergies and corresponding cost savings as a result of fewer sites. We directed research and development efforts during the first quarters of 2004 and 2003 primarily toward genetic screening and biopharmaceutical end markets within our Life and Analytical Sciences reporting segment and medical digital imaging and industrial sensors within our Optoelectronics reporting segment. We expect our research and development efforts to continue to emphasize the health sciences end markets. Our current plans anticipate that our research and development spending for fiscal 2004 will be slightly higher as compared to our historical levels in fiscal 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2004 were $95.9 million, versus $92.9 million for the first quarter of 2003, an increase of $3.0 million, or 3%. As a percentage of sales, selling, general and administrative expenses decreased 150 basis points to 24.4% in the first quarter of 2004 from 25.9% in the first quarter of 2003. The decrease as a percentage of sales of 150 basis points in the first quarter of 2004, as compared to the first quarter of 2003, was primarily the result of productivity improvements resulting from our 2003 integration and restructuring efforts, and the overall growth of Fluid Sciences and increases in service within Life and Analytical Sciences which carry a lower selling, general and administrative expense structure.

Restructuring (Reversals) and Impairment Charges, Net

As discussed more fully in our annual report on Form 10-K for the fiscal year ended December 28, 2003, we have undertaken four separate restructuring actions over the past three years related to the impact of acquisitions, divestitures and the integration of our business units. Restructuring actions in 2001 and 2002 were recorded in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Restructuring actions taken in 2003 were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The principal actions associated with these plans related to workforce reductions and overhead reductions resulting from reorganization activities, including the closure of certain manufacturing and selling facilities. Details of these plans are discussed more fully in our 2003 Form 10-K.

In the quarter ended March 30, 2003, we recorded a pre-tax restructuring reversal of $0.4 million relating to our Q4 2001 Plan, discussed below, due to higher than expected attrition rates in several countries prior to ultimate termination and accordingly lower severance costs.

A description of each of the four restructuring plans and the activity recorded for the three-month period ended March 28, 2004 is as follows:

Q2 2003 Plan

During 2003, we incurred a $2.0 million restructuring charge in the Life and Analytical Sciences business and a $0.3 million restructuring charge in the Optoelectronics business. The purpose of the restructuring was to further improve performance and take advantage of synergies between our former Life Sciences and Analytical Instruments businesses. The principal actions in this restructuring plan included lower headcount due to the continued integration of the Life and Analytical Sciences business in a European manufacturing facility and a customer care center as well as a headcount reduction at one of the Optoelectronics manufacturing facilities to reflect recent declining demand for several product lines.

The following table summarizes the components of our Q2 2003 Plan activity for the first quarter of 2004:

	Headcount	Severance and Separation
	(In thousands)
Q2 2003 Restructuring Plan
Balance at December 28, 2003	9	$288
Amounts paid	(2)	(13)

Balance at March 28, 2004	7	$275

All remaining Q2 2003 Plan actions will be completed by the end of 2004.

Q4 2002 Plan

In connection with the our decision to combine the Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies, we recorded a pre-tax restructuring charge of $26.0 million during the fourth quarter of 2002. This plan allowed us to combine many business functions worldwide, with the intention to better serve our customers and more fully capitalize on the strengths of the businesses’ sales, service and research and development organizations. The principal actions in the restructuring plan included workforce reductions, closure of facilities and disposal of underutilized assets. The following table summarizes the components of our Q4 2002 Plan for the first quarter of 2004:

	Headcount	Severance	Abandonment of Excess Facilities	Total
	(In thousands, except for headcount)
Balance at December 28, 2003	65	$2,770	$1,530	$4,300
Amounts paid	(33)	(1,190)	(384)	(1,574)

Balance at March 28, 2004	32	$1,580	$1,146	$2,726

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

During the first quarter of 2004, we expended $1.6 million to execute these actions. The remaining liability represents severance and lease commitments. We expect to settle the remaining severance liability by the end of 2004. The lease commitments on unoccupied buildings extend until 2005.

Q1 2002 Plan

During the first quarter of 2002, we developed a plan to restructure several businesses within our Life and Analytical Sciences and Optoelectronics segments. The plan resulted in pre-tax restructuring charges totaling $9.2 million. The principal actions in the restructuring plan included workforce and overhead reductions resulting from reorganization activities, including the closure of a manufacturing facility, disposal of underutilized assets and general cost reductions. The restructuring activities were completed in 2003 with the exception of payments due on a leased facility exited in 2002, which will be paid through 2005. The following table summarizes the components of our Q1 2002 Plan for the first quarter of 2004:

Abandonment of Excess Facilities
(In thousands)
Balance at December 28, 2003	$100
Amounts paid	(33)

Balance at March 28, 2004	$67

Q4 2001 Plan

During the fourth quarter of 2001, in connection with the integration of Packard Bioscience, which we acquired that quarter, and a restructuring of sales offices in Europe, we recorded a restructuring charge of $9.2 million in the Life and Analytical Sciences segment. The principal actions in the restructuring plan include the closing or consolidation of several leased sales and services offices in Europe, as well as costs associated with the closure of a manufacturing facility in Europe, the closure of leased manufacturing facilities in the United States and the disposal of related assets. These actions were designed to streamline the organization and take advantage of the synergies offered by the Packard acquisition as they relate to the legacy Life and Analytical Science segment.

The following table summarizes the components of our Q4 2001 Plan for the first quarter of 2004:

Severance
(In thousands)
Q4 2001 Plan
Balance at December 28, 2003	$2,471
Amounts paid or incurred	(346)

Balance at March 28, 2004	$2,125

The remaining liability relates to European severance obligations and will be paid in 2004.

Integration Charges

In addition, as discussed in our annual report on Form 10-K for the fiscal year ended December 28, 2003, there have been integration reserves established relating to the acquisition of Packard. The integration activities were completed in early 2003 with the exception of $0.8 million of remaining payments due on leased facilities exited in 2001 that will be paid through 2005. During the first quarter of 2004, we expended $0.1 million to execute these actions.

Impairment

During the first quarter of 2004, we decided to significantly reduce the primary operations of our Optoelectronics Electroform product line, resulting in an impairment charge of $1.2 million. The $1.2 million impairment charge was primarily related to asset impairments of machinery and equipment.

Gains on Dispositions

Gains on dispositions resulted in a net gain of $0.4 million in the first quarter of 2004, compared to a net gain of $0.6 million in the first quarter of 2003. Gains on dispositions in the first quarter of 2004 totaled $0.4 million from the sale of a building. Gains on dispositions in the first quarter of 2003 included a $0.3 million gain from the sale of a building and a previously deferred $0.3 million gain from the sale of a business.

Amortization of Intangible Assets

Amortization of intangible assets was $7.1 million for the first quarter of 2004 and $7.2 million for the first quarter of 2003. Slight increases in the Life and Analytical Sciences segment amortization due to the effect of foreign exchange were offset by slight decreases in amortization in the Optoelectronics and Fluid Sciences segments in the first quarter of 2004, compared to the first quarter of 2003.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In thousands)
Interest income	$(485)	$(1,017)
Interest expense	9,775	14,265
Acceleration of amortization of debt issue costs	1,166	—
Other	(915)	1,099

	$9,541	$14,347

Interest and other expense, net for the three months ended March 28, 2004 was $9.5 million, versus $14.3 million for the three months ended March 30, 2003, a decrease of $4.8 million, or 34%. The decrease in interest and other expense, net in the first quarter of 2004 as compared to the first quarter of 2003, was due primarily to lower outstanding borrowings, lower average borrowing rates resulting from our December 2003 amendment of our credit facility that reduced the interest rate margin attributable to our term loan and a fixed to floating interest rate swap that we entered into in January 2004 applicable to $100 million of our outstanding fixed rate debt. A discussion of our liquidity and our prospective borrowing costs is set forth under the heading “Liquidity and Capital Resources.” The decrease in interest expense for the first quarter of 2004, as compared to the first quarter of 2003, was offset by an increase of $1.2 million due primarily to our increased acceleration of the amortization of debt issuance costs resulting from partial prepayments of our term debt during the first quarter of 2004.

Provision/Benefit for Income Taxes

The first quarter 2004 provision for income taxes was $5.2 million, versus a provision of $1.6 million for the first quarter of 2003. Our effective tax rate for the first quarter of 2004 was 29% as compared to an effective tax rate of 32.5% for the first quarter of 2003. The reduced effective tax rate for the first quarter of 2004 was due to changes in our anticipated geographic pattern of earnings compared to the first quarter of 2003, reduced generation of net operating losses, and a lower U.S. tax cost on foreign earnings.

Discontinued Operations

We recorded the following gains and losses, which we report as the gain on dispositions of discontinued operations, during the three-month periods ended March 28, 2004 and March 30, 2003:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In thousands)
Gain on contract settlement associated with the Technical Services business	$757	$—
Gain on Security and Detection Systems business	—	33

Net gain on disposition of discontinued operations before income taxes	757	33
Provision for income taxes	263	13

Gain on disposition of discontinued operations, net of income taxes	$494	$20

During the three months ended March 28, 2004, we settled various claims under certain long-term contracts with our former Technical Services business, which we sold in August 1999. The net settlement resulted in a pre-tax gain of $0.8 million that we recognized in the first quarter of 2004 and included in gain on dispositions of discontinued operations.

In June 2002, we completed the sale of our Security and Detection Systems business for cash consideration of approximately $110.0 million, including a working capital adjustment. The gain of $0.03 million in the first quarter of 2003 relating to this business reflects adjustments attributable to revised estimates of the working capital adjustment and is included in gain on dispositions of discontinued operations. We have accounted for the Security and Detection Systems business as a discontinued operation in our consolidated financial statements.

Contingencies

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $6.0 million as of March 28, 2004, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where we have been named a potentially responsible party, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position or results of operations. While it is possible that a material loss exceeding the amounts recorded may be incurred, we do not expect the potential exposure to be materially different from the amounts we recorded.

On June 14, 2002, we sold our Security and Detection Systems business to L-3 Communications Corporation. L-3 and several of its affiliates were originally named as defendants in litigation arising out of the terrorist attacks on September 11, 2001. Among the claims made by the plaintiffs in that litigation were allegations that there were defects in the products of the Security and Detection Systems business that we sold to L-3. L-3 asserted that we are contractually obligated to indemnify L-3 for any liability it may incur as a result of that litigation. However, L-3 has not been named as a defendant in the Amended Master Complaints filed by the plaintiffs on March 31, 2004 relating to the September 11, 2001 attacks. If necessary, we intend to contest this matter vigorously. We are unable, however, to reasonably estimate the amount of loss, if any, which may result from resolution of this matter.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

Sales for the first quarter of 2004 were $249.2 million, versus $232.2 million for the first quarter of 2003, an increase of $17.0 million, or 7%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $15.2 million in the first quarter of 2004, as compared to the first quarter of 2003. The following analysis compares selected sales by market and product type for the first quarter of 2004, as compared to the first quarter of 2003, and includes the effect of foreign exchange rate fluctuations. Sales to biopharmaceutical customers increased $5.6 million, sales to environmental and chemical analysis customers increased $4.2 million, sales to genetic screening customers increased $2.5 million and our OneSource™ laboratory service sales increased by $4.7 million. Sales by type of product included increases in sales of instruments of $8.6 million and of consumables of $3.7 million and service of $4.7 million.

Operating profit for the first quarter of 2004 was $16.0 million, versus $11.6 million for the first quarter of 2003, an increase of $4.4 million. The increase in operating profit in the first quarter of 2004 as compared to the first quarter of 2003 was primarily the result of productivity improvements resulting from prior year integration and restructuring efforts, including a reduction of headcount as well as the closure of operating sites from the first quarter of 2003 to the first quarter of 2004. Amortization of intangible assets was $6.6 million for the first quarter of 2004, versus $6.5 million for the first quarter of 2003.

Optoelectronics

Sales for the first quarter of 2004 were $86.7 million, versus $83.3 million for the first quarter of 2003, an increase of $3.4 million, or 4%. Changes in foreign exchange rates increased sales by approximately $2.3 million in the first quarter of 2004, as compared to the first quarter of 2003. The overall sales increase in the first quarter of 2004, as compared to the first quarter of 2003, was primarily related to increases in sales within our imaging product line.

Operating profit for the first quarter of 2004 was $9.4 million, versus $8.7 million for the first quarter of 2003, an increase of $0.7 million. The increase in operating profit in the first quarter of 2004, as compared to the first quarter of 2003, was the result of increased sales volume which increased operating profit by $1.2 million and other factors, primarily productivity improvements which reduced expenses by approximately $1.3 million, offset in part by pricing reductions totaling $1.8 million. Amortization of intangible assets was $0.3 million for the first quarter of 2004 and $0.3 million for the first quarter of 2003.

Fluid Sciences

Sales for the first quarter of 2004 were $57.5 million, versus $42.9 million for the first quarter of 2003, an increase of $14.6 million, or 34%. Changes in foreign exchange rates increased sales by approximately $0.5 million. The following analysis of sales by product line for the first quarter of 2004, as compared to the first quarter of 2003, includes the effects of changes in foreign exchange rates. Sales increased $7.6 million in our semiconductor business, $4.9 million in our aerospace business, $1.8 million in our fluid testing business and $0.3 million in our energy technology business.

Operating profit for the first quarter of 2004 was $8.3 million, versus $2.4 million for the first quarter of 2003, an increase of $5.9 million. The increase in operating profit in the first quarter of 2004, as compared to the first quarter of 2003, was primarily the result of increased sales resulting in better leverage of fixed costs. Amortization of intangible assets was $0.2 million for the first quarter of 2004 and $0.4 million for the first quarter of 2003.

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

Cash Flows

Operating Activities. Net cash generated by continuing operations operating activities was $25.8 million in the first quarter of 2004, compared to cash generated by continuing operations operating activities of $22.9 million for the first quarter of 2003. Contributing to the generation of cash from operating activities during the first quarter of 2004 was net income from continuing operations of $12.8 million and depreciation and amortization of $19.5 million. These amounts were offset by a net increase in working capital accounts of $13.7 million. Contributing to the net increase in working capital in the first quarter of 2004 were an increase in inventory of $7.0 million and a decrease in accounts payable of $12.0 million offset by a $5.3 million reduction in accounts receivable. There was no incremental use of our accounts receivable securitization facility during the first quarter of 2004, which totaled $45.0 million at both December 28, 2003 and March 28, 2004. Net cash generated from changes in accrued expenses, restructuring, other assets and liabilities and other items totaled $7.2 million during the first quarter of 2004.

Investing Activities. Investing activities used $1.2 million of cash in the first quarter of 2004, compared to $30.6 million of cash generated in the first quarter of 2003. Included in the first quarter of 2003 was $32.5 million resulting from cash withdrawn from escrow to retire a portion of our outstanding zero coupon convertible debentures. In the first quarter of 2004, we made capital expenditures of $3.3 million mainly in the areas of tooling and productivity improvements. We also derived $2.1 million from proceeds from the sale of a building in the first quarter of 2004. In 2004, our current plans anticipate investing a total of approximately $30.0 to $40.0 million in capital expenditures.

Financing Activities. In the first quarter of 2004, we used $50.7 million of net cash in financing activities, compared to $57.5 million of cash used in the first quarter of 2003. Debt reductions during the first quarter of 2004 totaled $45.5 million and were mainly comprised of a $45.0 million use of cash to repay a portion of our term loan. We paid $8.9 million in dividends and received net cash proceeds from the exercise of employee stock options of $3.7 million in the first quarter of 2004.

Borrowing Arrangements

Senior Secured Credit Facility. In December 2002, we entered into a senior credit facility. This facility is comprised of a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. In the first quarter of 2004, we made $45 million of principal payments on the term loan. At March 28, 2004 we had $200 million outstanding under our term loan. We had no outstanding principal balance under our revolving credit facility at March 28, 2004 or at any other time during the year. This senior credit facility is secured primarily by a substantial portion of our and our subsidiaries’ domestic assets.

Interest rates under the senior credit facility applicable to the term loan and to the revolving credit facility are determined as a margin over either the Eurodollar rate or the base rate and are reset on a one month, three month or six month basis at our option. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. Effective as of December 29, 2003, the applicable margin for the term loan was 225 basis points for the Eurodollar rate and 125 basis points for the base rate. We may allocate all or a portion of our indebtedness under the senior credit facility to interest based upon the margin over the Eurodollar rate or the base rate. For the first quarter of 2004, we allocated our term loan indebtedness to the Eurodollar-based interest rate of 334 basis points.

The applicable margins for the term loan and the revolving credit facility vary based upon our leverage ratio at the end of the prior quarter. Our leverage ratio as of March 28, 2004 will trigger a 25 basis point reduction in the applicable margin for the term loan and the revolving credit facility.

The term loan is repayable in mandatory nominal quarterly installments of $0.8 million of the outstanding balance until December 2007, and thereafter in four equal quarterly installments of 25% of the then outstanding balance until December 2008. Additionally, annual payments of 50% of excess cash flow as defined in the credit agreement are payable six months following the end of each fiscal year. In the first quarter of 2004, we made $45.0 million in principal payments on the term loan. The revolving credit facility is available to us through December 2007 for our working capital needs. At no point during the three months ended March 28, 2004, did we have any outstanding principal balance under the revolving credit facility.

Our senior credit facility contains covenants that require us to maintain specific financial ratios, including:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio,

•	a maximum senior leverage ratio, and

•	a maximum total leverage ratio.

As of March 28, 2004, and at all other times during the first quarter of 2004, we were in compliance with all applicable covenants.

8 7/8% Notes. In December 2002, we issued and sold ten-year senior subordinated notes at a rate of 8 7/8% with a face value of $300.0 million. We received $297.5 million in gross proceeds from the issuance. We recorded deferred issuance costs of $7.0 million as a non-current asset. The debt, which matures in January 2013, is unsecured but is guaranteed by substantially all of our domestic subsidiaries. Interest on our 8 7/8% notes is payable semi-annually on January 15 and July 15. Interest payments began on July 15, 2003. In January 2004, we swapped the fixed rate on $100 million of these notes to a floating rate using swap instruments which reset semi-annually in arrears based upon six-month USD LIBOR plus a spread of 427 basis points. The swap instruments reduced the annualized interest rate on the 8 7/8% notes by approximately 90 basis points during the three months ended March 28, 2004. If a change of control occurs, each holder of 8 7/8% notes may require us to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued interest. Before January 15, 2006, we may redeem up to 35% of the aggregate principal amount of our 8 7/8% notes with the net proceeds of specified public equity offerings at 108.875% of the principal amount of the notes, plus accrued interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem some or all of our 8 7/8% notes at any time on or after January 15, 2008, at a redemption price of 104.438%. The redemption price decreases to 102.958% on January 15, 2009, to 101.479% on January 15, 2010 and to 100% on January 15, 2011. The debt is subordinated to our senior credit facility. Our 8 7/8% notes contain financial and other covenants. Most of these covenants terminate if the notes obtain an investment grade rating by Standard & Poor’s Rating Services and Moody’s Investors Service. At March 28, 2004, we were in compliance with all applicable covenants.

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

Off-Balance Sheet Arrangements

Receivables Securitization Facility

In December 2001, we established a wholly owned consolidated subsidiary to purchase, on a revolving basis, certain of our accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. In September 2003, we amended the facility to increase total funding capacity from $50.0 million to $65.0 million to expand our sources of liquidity. Amounts funded under this facility were $45.0 million at March 28, 2004 and $45.0 million at December 28, 2003. As of March 28, 2004, we had approximately $20.0 million of un-drawn capacity available under the facility. The facility had an effective interest rate of approximately LIBOR plus 95 basis points as of March 28, 2004. The facility includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At March 28, 2004, we had a senior unsecured credit rating of BB+ with a stable outlook from Standard & Poor’s Rating Services, and of Ba2 with a stable outlook from Moody’s Investors Service. In January 2004, we entered into an agreement to extend the term of our accounts receivable securitization facility to January 28, 2005. We expect to renew this facility again in January 2005 as it currently provides us a vehicle to accelerate the cash collection of customer receivables.

Dividends

Our Board of Directors declared regular quarterly cash dividends of seven cents per share in the first quarter of 2004 and in each quarter of 2003. Our senior credit facility and the indenture governing our outstanding 8 7/8% senior subordinated notes contain restrictions that may limit our ability to pay our regular quarterly cash dividend in the future.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, allowances for doubtful accounts, inventory valuation, value of long-lived assets, including intangibles, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the fiscal year ended December 28, 2003.

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

As of March 28, 2004, we had approximately $504.3 million in outstanding indebtedness, excluding obligations under our accounts receivable securitization facility.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented more than 50% of our total sales in both the fiscal year ended December 28, 2003 and the first quarter of 2004. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Some of the industries and markets into which we sell our products are cyclical. Industry downturns are often characterized by reduced product demand, excess manufacturing capacity and erosion of average selling prices and profits. Significant downturns in our customers’ markets and in general economic conditions have resulted in a reduced demand for several of our products and have hurt our operating results. For example, during 2003, our operating results were adversely affected by downturns in many of the markets we serve, including the pharmaceutical, biomedical, semiconductor and aerospace markets. Recent economic conditions have caused a decrease in capital spending by many of our customers, which in turn has adversely affected our sales and business. Although in the first quarter of 2004 some of our customers have demonstrated increased demand for our products, this increased demand may be only temporary and may not be sustained.

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

In 2003, we achieved in excess of the original range of $12 to $25 million in anticipated pre-tax cost savings from the combination of our Life Sciences and Analytical Instruments businesses, announced in the fourth quarter of 2002. In 2004, we are targeting additional pre-tax cost savings of between $5.0 million and $20.0 million, for a combined pre-tax cost savings of between $30.0 million and $45.0 million relative to fiscal 2002 cost levels. While we believe these cost savings to be reasonable, they are estimates that are inherently difficult to predict, are necessarily speculative in nature and are subject to various integration risks. The integration risks include the possibility that we may experience a loss of productivity, sales and key personnel and that the information technology systems of these two businesses may not be fully compatible. If any of the potential difficulties were to occur and persist, the business results of our Life and Analytical Sciences reporting segment could suffer. In addition, unforeseen factors may offset some or all of the estimated cost savings or other benefits from the integration.

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

If we are unable to renew our licenses or otherwise lose our licensed rights, we may have to stop selling products or we may lose competitive advantage.

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

As of March 28, 2004, our total assets included $1.5 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. These assets have historically been amortized on a straight-line basis over their estimated useful lives. In connection with our adoption of SFAS No. 142, we discontinued the amortization of goodwill and indefinite lived intangible assets beginning in fiscal 2002. Instead, we test these items, at a minimum, on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned.

Future impairment testing may result in additional intangible asset write-offs, which could adversely affect our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to market risks, relating to both currency exchange rates and interest rates. On occasion, in order to manage the volatility relating to these exposures, we may enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure supplements the disclosure provided under the heading, “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” in our annual report on Form 10-K for the fiscal year ended December 28, 2003.

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

(2) Our foreign subsidiaries, on occasion, invoice third-party customers in foreign currencies other than the functional currency in which they primarily conduct business. Movements in the invoiced currency, as compared to the functional currency, result in both realized and unrealized transaction gains or losses that directly impact our cash flows and our results of operations.

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

We currently do not have outstanding any foreign exchange transactions to hedge translation exposures; however, from time to time, we enter into various financial instruments to hedge exposures to foreign currencies. The principal currencies hedged are the British Pound, Canadian Dollar, Euro, Japanese Yen, and Singapore Dollar.

Foreign Currency Risk — Value-at-Risk Disclosure — We continue to measure foreign currency risk using the Value-at Risk model described in our annual report on Form 10-K for the fiscal year ended December 28, 2003. These measures continue to approximate our risks.

Interest Rate Risk. Our debt portfolio includes both fixed rate and variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, (as they relate to interest) and our earnings. In January 2004, we entered into interest rate swap agreements that effectively converted the fixed interest rate on $100 million of our 8 7/8% notes to a variable interest rate which is reset semi-annually in arrears based upon six-month USD LIBOR plus 427 basis points. The swaps have the economic effect of modifying the interest obligations associated with these notes so that the interest payable on the notes effectively becomes variable. These swaps have been designated as fair value hedges. These swaps will be marked to market in our consolidated financial statements so that fair value movements in these swaps will be offset by the fair value movement in the debt.

Interest Rate Risk — Sensitivity — Our annual report on Form 10-K for the fiscal year ended December 28, 2003 presents sensitivity measures for our interest rate risk. We refer to the annual report on Form 10-K for the fiscal year ended December 28, 2003 for our sensitivity disclosure.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 28, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 28, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to PerkinElmer, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PerkinElmer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 28, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner that is unfavorable to us.

On June 14, 2002, we sold our Security and Detection Systems business to L-3 Communications Corporation. L-3 and several of its affiliates were originally named as defendants in litigation arising out of the terrorist attacks on September 11, 2001. Among the claims made by the plaintiffs in that litigation were allegations that there were defects in the products of the Security and Detection Systems business that we sold to L-3. L-3 has asserted that we are contractually obligated to indemnify L-3 for any liability it may incur as a result of that litigation. However, L-3 has not been named as a defendant in the Amended Master Complaints filed by the plaintiffs on March 31, 2004 relating to the September 11, 2001 attacks. If necessary, we intend to contest this matter vigorously. We are unable, however, to reasonably estimate the amount of loss, if any, which may result from resolution of this matter.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 28, 2004. The following matters were submitted to a vote of the stockholders at our 2004 annual meeting of stockholders held on April 27, 2004: (1) a proposal to elect the nine nominees for director named below for terms of one year each; (2) a proposal to ratify the selection of Deloitte & Touche LLP as our independent auditors for the current fiscal year; and (3) a proposal submitted by a stockholder requesting that our board of directors establish a policy of expensing in our annual income statement the costs of all future stock options we issue. The number of shares of common stock outstanding and eligible to vote as of the record date of February 27, 2004 was 127,551,038. Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining, and if applicable the number of broker non-votes, for the other matters submitted to a vote of the stockholders at the meeting.

Proposal # 1 — To elect the following nominees as our directors for terms of one year each:

	For	Witheld
Erickson, T.J.	113,804,230	853,741
Lopardo, N.A.	112,391,155	2,266,816
Michas, A.P.	111,312,854	3,345,117
Mullen, J.C.	113,815,683	842,288
Sato, V.L.	113,825,363	832,608
Schmergel, G.	112,415,302	2,242,669
Sicchitano, K.J.	112,392,108	2,265,863
Summe, G.L.	109,411,521	5,246,450
Tod, G.R.	109,887,079	4,770,892

Proposal # 2 — To ratify the selection of Deloitte & Touche LLP as our independent auditors for the current fiscal year.

For	Against	Abstain
111,478,200	2,573,747	606,024

Proposal #3 — A stockholder proposal requesting that our board of directors establish a policy of expensing in our annual income statement the costs of all future stock options we issue.

For	Against	Abstaining	Broker Non-Votes
58,701,396	37,067,415	2,319,283	16,569,877

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	*	Form of Stock Restriction Agreement dated January 27, 2004 between PerkinElmer, Inc. and each of Gregory L. Summe for 70,000 shares of common stock, Robert F. Friel for 30,000 shares of common stock, Peter B. Coggins for 30,000 shares of common stock, Terrance L. Carlson for 16,000 shares of common stock and Richard F. Walsh for 16,000 shares of common stock, is attached hereto as Exhibit 10.1. These Stock Restriction Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than for cause.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested for selected portions of this Exhibit,which portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

On January 29, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission for the purpose of furnishing under Item 12 (Results of Operations and Financial Condition) a copy of our press release dated January 28, 2004 announcing our financial results for the quarter and year ended December 28, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ ROBERT F. FRIEL
Robert F. Friel Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 7, 2004

EXHIBIT INDEX

Exhibit Number		Exhibit Name

10.1	*	Form of Stock Restriction Agreement dated January 27, 2004 between PerkinElmer, Inc. and each of Gregory L. Summe for 70,000 shares of common stock, Robert F. Friel for 30,000 shares of common stock, Peter B. Coggins for 30,000 shares of common stock, Terrance L. Carlson for 16,000 shares of common stock and Richard F. Walsh for 16,000 shares of common stock is attached hereto as Exhibit 10.1. These Stock Restriction Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than for cause.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested for selected portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.