Form 10-Q
period 2004-06-27
PERKINELMER INC
filed 2004-08-06
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at August 2, 2004
Common Stock, $1 par value per share	128,129,281 (Excluding treasury shares)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(Unaudited)		(Unaudited)
	(In thousands except per share data)		(In thousands except per share data)
Sales	$412,614	$376,252	$805,222	$733,992
Cost of sales	246,473	223,296	486,839	441,344
Research and development expenses	22,264	21,877	42,892	42,728
Selling, general and administrative expenses	97,650	97,455	193,464	190,248
Restructuring reversals, net	—	(2,728)	—	(3,173)
Gains on dispositions	—	(1,108)	(363)	(1,688)
Amortization of intangible assets	7,077	7,037	14,178	14,227

Operating income from continuing operations	39,150	30,423	68,212	50,306
Interest and other expense, net	9,865	14,165	19,411	28,502

Income from continuing operations before income taxes	29,285	16,258	48,801	21,804
Provision for income taxes	8,361	5,284	14,153	7,086

Income from continuing operations	20,924	10,974	34,648	14,718
Loss from discontinued operations, net of income taxes	(89)	(883)	(344)	(2,285)
Loss on disposition of discontinued operations, net of income taxes	—	(1,693)	(198)	(1,673)

Net income	$20,835	$8,398	$34,106	$10,760

Basic earnings (loss) per share:
Continuing operations	$0.16	$0.09	$0.27	$0.12
Loss from discontinued operations, net of income tax	—	(0.01)	—	(0.02)
Loss on disposition of discontinued operations, net of income tax	—	(0.01)	—	(0.01)

Net income	$0.16	$0.07	$0.27	$0.09

Diluted earnings (loss) per share:
Continuing operations	$0.16	$0.09	$0.27	$0.12
Loss from discontinued operations, net of income tax	—	(0.01)	—	(0.02)
Loss on disposition of discontinued operations, net of income tax	—	(0.01)	—	(0.01)

Net income	$0.16	$0.07	$0.26	$0.08

Weighted average shares of common stock outstanding:
Basic	127,121	125,707	126,903	125,678
Diluted	129,362	126,898	129,148	126,636
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 27, 2004	December 29, 2003
	(Unaudited)
	(In thousands except per share data)
Current assets:
Cash and cash equivalents	$196,728	$191,499
Accounts receivable, net	273,921	288,027
Inventories	189,605	190,346
Other current assets	98,782	95,213
Current assets of discontinued operations	950	1,214

Total current assets	759,986	766,299
Property, plant and equipment:
At cost	619,712	619,201
Accumulated depreciation	(372,634)	(352,530)

Net property, plant and equipment	247,078	266,671
Investments	10,073	10,874
Intangible assets	410,571	424,703
Goodwill, net	1,026,959	1,034,911
Other assets	98,817	102,652
Long-term assets of discontinued operations	359	1,609

Total assets	$2,553,843	$2,607,719

Current liabilities:
Short-term debt	$4,945	$5,167
Accounts payable	129,925	154,426
Accrued restructuring costs and integration costs	5,152	8,055
Accrued expenses	301,272	283,868
Current liabilities of discontinued operations	540	499

Total current liabilities	441,834	452,015
Long-term debt	484,431	544,307
Long-term liabilities	260,388	262,347

Commitments and contingencies

Stockholders’ equity:
Preferred stock — $1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value per share, authorized 300,000,000 shares; issued 145,101,000; and outstanding 127,836,000 and 126,909,000 at June 27, 2004 and December 28, 2003, respectively	145,101	145,101
Capital in excess of par value	685,885	681,550
Unearned compensation	(6,201)	(3,494)
Retained earnings	688,876	672,616
Accumulated other comprehensive income	22,366	30,908
Cost of shares held in treasury — 17,265,000 shares at June 27, 2004 and 18,192,000 shares at December 28, 2003	(168,837)	(177,631)

Total stockholders’ equity	1,367,190	1,349,050

Total liabilities and stockholders’ equity	$2,553,843	$2,607,719

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 27, 2004	June 29, 2003
	(Unaudited)
	(In thousands)
Operating activities:
Net income	$34,106	$10,760
Add net loss from discontinued operations	344	2,285
Add net loss on disposition of discontinued operations	198	1,673

Net income from continuing operations	34,648	14,718
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Restructuring reversals, net of expense	—	(3,173)
Stock-based compensation	5,095	5,266
Amortization of debt discount and issuance costs	3,561	6,179
Depreciation and amortization	38,502	38,544
Gains on dispositions and sales of investments, net	(363)	(938)
Changes in operating assets and liabilities:
Accounts receivable	10,689	51,574
Inventories	(607)	15,962
Accounts payable	(23,881)	(19,796)
Accrued restructuring costs	(2,903)	(11,183)
Accrued expenses and other	18,090	(36,551)

Net cash provided by operating activities from continuing operations	82,831	60,602
Net cash provided by operating activities from discontinued operations	362	309

Net cash provided by operating activities	83,193	60,911
Investing activities:
Cash withdrawn from escrow to repay debt	—	32,509
Capital expenditures	(8,370)	(8,279)
Proceeds from dispositions of property, plant and equipment, net	2,056	3,295
Settlement of disposition of businesses, net	—	(866)
Proceeds related to acquisitions, net of cash acquired	2,765	534

Net cash (used in) provided by investing activities from continuing operations	(3,549)	27,193
Net cash provided by investing activities from discontinued operations	306	250

Net cash (used in) provided by investing activities	(3,243)	27,443
Financing activities:
Payment of debt issuance costs	—	(1,725)
Prepayment of zero coupon convertible notes	—	(32,509)
Prepayment of term loan debt	(60,000)	(30,000)
Decrease in other credit facilities	(456)	(1,026)
Proceeds from issuance of common stock	5,361	617
Cash dividends	(17,846)	(17,660)

Net cash used in financing activities	(72,941)	(82,303)

Effect of exchange rate changes on cash and cash equivalents	(1,780)	7,957

Net increase in cash and cash equivalents	5,229	14,008
Cash and cash equivalents at beginning of period	191,499	130,615

Cash and cash equivalents at end of period	$196,728	$144,623

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (the “2003 Form 10-K”). The balance sheet amounts at December 28, 2003 in this report were derived from the Company’s audited 2003 financial statements included in the 2003 Form 10-K and have been restated to reflect the discontinuance of the Electroformed Products and Ultraviolet businesses. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. All such adjustments are of a normal recurring nature with the exception of those entries resulting from discontinued operations, gains and losses on dispositions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the six months ended June 27, 2004 and June 29, 2003 are not necessarily indicative of the results for the entire fiscal year.

In June 2004, the Company approved separate plans to shut down its Electroformed Products business and sell its Ultraviolet Lighting business. The Company has accounted for these businesses as discontinued operations in accordance with Statement of financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

(2) Gains on Dispositions

There were no net gains on dispositions in the second quarter of 2004, compared to a net gain of $1.1 million from the sale of buildings in the second quarter of 2003. During the six months ended June 27, 2004, the Company recognized a $0.4 million net gain from the sale of a building. During the six months ended June 29, 2003, the Company recognized a $1.4 million net gain from the sale of buildings and a previously deferred $0.3 million gain from the sale of a business.

(3) Restructuring (Reversals) Charges

The Company has undertaken four separate restructuring actions over the past three years related to the impact of acquisitions, divestitures and the integration of its business units. Restructuring actions in 2001 and 2002 were recorded in accordance with Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Restructuring actions taken since 2002 were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The principal actions associated with these plans related to workforce reductions and overhead reductions resulting from reorganization activities, including the closure of certain manufacturing and selling facilities. Details of these plans are discussed more fully in the Company’s 2003 Form 10-K.

In the six-month period ended June 29, 2003, the Company recorded a pre-tax restructuring reversal of $5.5 million relating to its Q4 2002 Plan, described below, due to higher than expected attrition rates prior to ultimate termination which resulted in lower than expected severance costs on various executed plans in several countries.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the six-month period ended June 29, 2003, the Company also recorded an additional pre-tax restructuring charge of $0.6 million relating to its Q4 2001 Plan, described below, due to higher than expected employee separation costs associated with the closure of its European manufacturing facilities.

In addition, concurrent with the reevaluation of existing restructuring plans, the Company recorded a pre-tax restructuring charge of $1.7 million during the second quarter of 2003 (the “Q2 2003 Plan”) in accordance with SFAS No. 146. The principal actions within the Q2 2003 Plan related to a workforce reduction resulting from continued reorganization activities within the Life and Analytical Sciences and Optoelectronics businesses.

A description of each of the four restructuring plans and the activity recorded for the six-month period ended June 27, 2004 is as follows:

Q2 2003 Plan:

During 2003, the Company recognized a $2.0 million restructuring charge in the Life and Analytical Sciences business and a $0.3 million restructuring charge in the Optoelectronics business. The purpose of the restructuring was to further improve performance and take advantage of synergies between the Company’s former Life Sciences and Analytical Instruments businesses. The principal actions in the Q2 2003 Plan included lower headcount due to the continued integration of the Life and Analytical Sciences business in a European manufacturing facility and a customer care center as well as a headcount reduction at one of the Optoelectronics manufacturing facilities to reflect recent declining demand for several product lines.

The following table summarizes the components of the Company’s Q2 2003 Plan activity for the six months ended June 27, 2004:

Severance and Separation
(In thousands)
Balance at December 28, 2003	$288
Amounts paid	(19)

Balance at June 27, 2004	$269

The Company expects that all remaining Q2 2003 Plan actions will be completed by the end of 2004.

Q4 2002 Plan

In connection with the Company’s decision to combine the Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies, the Company recorded a pre-tax restructuring charge of $26.0 million during the fourth quarter of 2002 (the “Q4 2002 Plan”). The Q4 2002 Plan allowed the Company to combine many business functions worldwide, with the intention to better serve its customers and more fully capitalize on the strengths of the businesses’ sales, service and research and development organizations. The principal actions in the restructuring plan included workforce reductions, closure of facilities and disposal of underutilized assets. The following table summarizes the components of the Company’s Q4 2002 Plan for the six months ended June 27, 2004:

	Severance	Abandonment of Excess Facilities	Total
	(In thousands)
Balance at December 28, 2003	$2,770	$1,530	$4,300
Amounts paid	(1,533)	(548)	(2,081)

Balance at June 27, 2004	$1,237	$982	$2,219

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Q4 2002 Plan resulted in the integration of the United States’ Life and Analytical Sciences sales, service and customer care centers, the integration of European customer care and finance centers, the merging of a former Life Sciences European manufacturing facility with a former Analytical Instruments European manufacturing facility and the merging of a portion of a former Life Sciences research and development European facility with a former Analytical Instruments European facility.

The Company expects to settle the remaining severance liability under the Q4 2002 Plan by the end of 2004. The lease commitments on unoccupied buildings under the Q4 2002 Plan extend until 2005.

Q1 2002 Plan

During the first quarter of 2002, the Company’s management developed a plan to restructure several businesses within its Life and Analytical Sciences and Optoelectronics segments (the “Q1 2002 Plan”). The Q1 2002 Plan resulted in pre-tax restructuring charges totaling $9.2 million. The principal actions in the Q1 2002 Plan included workforce and overhead reductions resulting from reorganization activities, including the closure of a manufacturing facility, disposal of underutilized assets and general cost reductions. The restructuring activities under the Q1 2002 Plan were completed in 2003 with the exception of payments due on a leased facility exited in 2002, which were finalized in 2004. The following table summarizes the components of the Q1 2002 Plan for the six months ended June 27, 2004:

Abandonment of Excess Facilities
(In thousands)
Balance at December 28, 2003	$100
Amounts paid	(100)

Balance at June 27, 2004	$—

Q4 2001 Plan:

During the fourth quarter of 2001, in connection with the integration of Packard BioScience Company (“Packard”), which the Company acquired that quarter, and a restructuring of sales offices in Europe, the Company recorded a restructuring charge of $9.2 million in the Life and Analytical Sciences segment (the “Q2 2001 Plan”). The principal actions in the Q4 2001 Plan included the closing or consolidation of several leased sales and service offices in Europe, as well as costs associated with the closure of a manufacturing facility in Europe, the closure of leased manufacturing facilities in the United States and the disposal of related assets. These actions were designed to streamline the organization and take advantage of the synergies offered by the Packard acquisition as they relate to the legacy Life and Analytical Science segment.

The following table summarizes the components of the Q4 2001 Plan for the six months ended June 27, 2004:

Severance
(In thousands)
Balance at December 28, 2003	$2,471
Amounts paid	(587)

Balance at June 27, 2004	$1,884

The remaining liability under the Q4 2001 Plan relates to European severance obligations and is expected to be paid by 2005.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Integration Charges:

In addition, as discussed in the Company’s 2003 Form 10-K, the Company established integration reserves relating primarily to the acquisition of Packard. The following table summarizes the activity in the reserves for the six months ended June 27, 2004:

(In millions)
Accrued integration costs at December 28, 2003	$0.9
Amounts paid	(0.1)

Accrued integration cost at June 27, 2004	$0.8

The integration activities were completed in 2003 with the exception of payments due on leased facilities exited in 2001 that the Company expects to pay through 2005.

(4) Inventories

Inventories consisted of the following:

	June 27, 2004	December 28, 2003
	(In thousands)
Raw materials	$79,463	$81,569
Work in progress	18,407	16,523
Finished goods	91,735	92,254

Total Inventories	$189,605	$190,346

(5) Debt

In December 2002, the Company entered into a senior credit facility. This facility was comprised of a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. This senior credit facility is secured primarily by a substantial portion of the Company’s and its subsidiaries’ domestic assets. During the six months ended June 27, 2004, the Company paid $60.0 million of principal on its term loan which resulted in $1.5 million of accelerated amortization of debt issuance costs, included in Interest and Other Expense, Net. As of June 27, 2004 there was $185.0 million of outstanding principal on the term loan and no outstanding principal balance under the revolving credit facility.

In January 2004, the Company entered into interest rate swap agreements (the “Swaps”) that effectively converted the fixed interest rate on $100.0 million of the Company’s 8 7/8% senior subordinated notes due 2013 (the “8 7/8% Notes”) to a variable interest rate which is reset semi-annually in arrears based upon six-month USD LIBOR plus 427 basis points. The Swaps have the economic effect of modifying the interest obligations associated with these notes so that the interest payable on the notes effectively becomes variable. The Swaps reduced the annualized interest rate on the 8 7/8% Notes by approximately 80 basis points during the six months ended June 27, 2004. The fair value of these swap instruments as of June 27, 2004 was approximately $4.5 million and is reported within the carrying amount of the debt. The Swaps have been designated as fair value hedges. The Swaps are marked to market in the Company’s consolidated financial statements. The increase in the fair value of the Swaps is offset by a commensurate decrease in the fair market value of the 8 7/8% Notes.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding plus all dilutive common shares outstanding, primarily shares issuable upon the exercise of stock options using the treasury stock method:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands)		(In thousands)
Number of common shares — basic	127,121	125,707	126,903	125,678
Effect of dilutive securities
Stock options and employee stock purchase plan	1,919	721	1,923	478
Restricted stock	322	470	322	480

Number of common shares — diluted	129,362	126,898	129,148	126,636

Number of potentially dilutive securities excluded from calculation due to antidilution	5,955	13,516	6,352	13,842

Earnings per share shown on the face of the income statement may not always foot due to rounding of certain captioned amounts.

(7) Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands)		(In thousands)
Net income	$20,835	$8,398	$34,106	$10,760
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,420)	29,748	(8,234)	41,072
Unrealized gains (losses) on securities, net of tax	(186)	608	(308)	938

	(5,606)	30,356	(8,542)	42,010

Comprehensive income	$15,229	$38,754	$25,564	$52,770

The components of accumulated other comprehensive income were as follows:

	June 27, 2004	December 28, 2003
	(In thousands)
Foreign currency translation adjustments	$35,670	$43,904
Minimum pension liability	(13,038)	(13,038)
Unrealized (losses) gains on securities	(266)	42

Accumulated other comprehensive income	$22,366	$30,908

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Industry Segment Information

The accounting policies of the Company’s reportable segments are the same as those described in Note 1 of the Company’s 2003 Form 10-K. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant. The operating segments and their principal products and services are:

•	Life and Analytical Sciences: The Company is a leading provider of drug discovery, genetic screening, and environmental and chemical analysis tools, including instruments reagents, consumables, and services.

•	Optoelectronics: The Company provides a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

•	Fluid Sciences: The Company provides a variety of precision valves, seals, bellows and pneumatic joints for critical control and containment systems for highly demanding environments such as turbine engines and semiconductor fabrication equipment.

Sales and operating profit by segment are shown in the table below:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands)		(In thousands)
Life & Analytical Sciences
Sales	$257,869	$246,032	$507,116	$478,232
Operating profit	22,135	20,677	38,118	32,299
Optoelectronics
Sales	94,681	88,519	180,554	171,112
Operating profit	12,937	11,488	22,748	20,807
Fluid Sciences
Sales	60,064	41,701	117,552	84,648
Operating profit	9,181	3,133	17,490	5,513
Other
Sales	—	—	—	—
Operating loss	(5,103)	(4,875)	(10,144)	(8,313)
Continuing Operations
Sales	$412,614	$376,252	$805,222	$733,992
Operating profit	39,150	30,423	68,212	50,306

(9) Discontinued Operations

In June 2004, the Company approved and executed separate plans to shut down its Electroformed Products business and sell its Ultraviolet Lighting business as part of its continued efforts to focus on higher growth opportunities. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144 and, accordingly, has presented the results of operations and related cash flows of these businesses as discontinued operations for all periods presented. The assets and liabilities of these disposal groups have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of June 27, 2004 and December 29, 2003. The fixed assets and inventory of the Ultraviolet business were sold in July 2004 for approximate book value.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six months ended June 27, 2004, the Company settled various claims under certain long-term contracts with the Company’s former Technical Services business, which was sold in August 1999. The net settlement resulted in a pre-tax gain of $0.8 million that that was recognized in the first quarter of 2004 and is included in gain on dispositions of discontinued operations for the six months ended June 27, 2004.

In June 2002, the Company approved separate plans to shut down its Telecommunications Component business and sell its Entertainment Lighting business. During June 2003, the Company completed the sale of a significant portion of its Entertainment Lighting business and abandoned the remaining assets. The Company recorded an incremental loss of $2.3 million ($1.7 million net of tax) pursuant to this transaction in the second quarter of 2003 as a loss on the disposition of discontinued operations.

In June 2002, the Company completed the sale of its Security and Detection Systems business for cash consideration of approximately $110.0 million, including a working capital adjustment. The activity in the six months ended June 29, 2003 reflects adjustments attributable to revised estimates of the working capital adjustment and is included in gain on dispositions of discontinued operations.

Summary operating results of the discontinued operations of the Entertainment Lighting, Telecommunication Component, Electroformed Products, Ultraviolet Lighting and Security and Detection businesses for the periods prior to disposition were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands)		(In thousands)
Sales	$2,028	$3,154	$3,116	$6,109
Costs and expenses	2,246	4,793	3,698	9,817

Operating loss from discontinued operations	(218)	(1,639)	(582)	(3,708)
Other income, net	101	292	105	288

Operating loss from discontinued operations before income taxes	(117)	(1,347)	(477)	(3,420)
Benefit for income taxes	(28)	(464)	(133)	(1,135)

Loss from discontinued operations, net of taxes	$(89)	$(883)	$(344)	$(2,285)

The Company recorded the following gains and losses, which have been reported as the loss on dispositions of discontinued operations:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands)		(In thousands)
Loss on Entertainment Lighting business	$—	$(2,317)	$—	$(2,317)
Loss on Electroformed Products business	—	—	(1,160)	—
Gain on contract settlement associated with the Technical Services business	—	—	757	—
Loss on Security and Detection Systems business	—	(80)	—	(47)

Net loss on disposition of discontinued operations before income taxes	—	(2,397)	(403)	(2,364)
Income tax benefit	—	(704)	(205)	(691)

Loss on disposition of discontinued operations, net of income taxes	$—	$(1,693)	$(198)	$(1,673)

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Stock-Based Compensation

The Company accounts for stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employee, and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

However, the Company has issued restricted stock to certain employees that vests over time and has reflected the fair value of these awards as unearned compensation until the restrictions are released and the compensation is earned. In addition, the Company has awarded performance-contingent restricted stock to certain executive officers that vests only upon achievement of specific performance targets within three years. If the performance targets are not achieved within the applicable three-year period, the shares are forfeited. These shares were awarded under the Company’s 2001 Incentive Plan. Under current accounting rules, the compensation expense associated with the fair market value of these awards is variable; that is, the expense is determined based on the then-current stock price at the end of each quarter and is recognized over the period that the performance targets are expected to be achieved. As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”), the Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands, except per share)		(In thousands, except per share)
Net income as reported	$20,835	$8,398	$34,106	$10,760
Add: Stock-based employee compensation expense included in net income, net of related tax effects	526	455	897	910
Deduct: Total stock-based employee compensation expense determined under fair market value method for all awards, net of related tax effects	(4,376)	(5,285)	(8,696)	(9,201)

Pro forma net income	$16,985	$3,568	$26,307	$2,469

Earnings per share:
Basic — as reported	$0.16	$0.07	$0.27	$0.09
Basic — pro forma	$0.13	$0.03	$0.21	$0.02
Diluted — as reported	$0.16	$0.07	$0.26	$0.08
Diluted — pro forma	$0.13	$0.03	$0.20	$0.02

(11) Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets (“SFAS No. 142”), the Company is required to test goodwill for impairment at the reporting unit level upon initial adoption and at least annually thereafter. As part of the Company’s on-going compliance with SFAS No. 142, the Company, assisted by independent valuation consultants, completed its annual assessment of goodwill using a measurement date of January 1, 2004. The results of this annual assessment at January 1, 2004 resulted in no impairment charge.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for the six-month period ended June 27, 2004 from December 28, 2003 are as follows:

	Life and Analytical Sciences	Optoelectronics	Fluid Sciences	Consolidated
	(In thousands)
Balance, December 28, 2003	$967,479	$36,590	$30,842	$1,034,911
Purchase accounting adjustments	(2,765)	—	—	(2,765)
Foreign currency translation	(5,124)	(63)	—	(5,187)

Balance, June 27, 2004	$959,590	$36,527	$30,842	$1,026,959

Purchase accounting adjustments of $2.8 million represent net amounts remitted back to the Company from an escrow account established in connection with an entity purchased in 2000.

Intangible asset balances at June 27, 2004 and December 28, 2003 were as follows:

	June 27, 2004	December 28, 2003
	(In thousands)
Amortizable intangible assets
Patents	$95,333	$95,260
Less: Accumulated depreciation	(32,223)	(27,612)

Net patents	63,110	67,648

Licenses	48,340	48,490
Less: Accumulated depreciation	(15,081)	(12,430)

Net licenses	33,259	36,060

Core technology	208,692	208,692
Less: Accumulated depreciation	(53,523)	(46,730)

Net core technology	155,169	161,962

Net amortizable intangible assets	251,538	265,670
Non-amortizable intangible assets, primarily trademarks and tradenames	159,033	159,033

TOTALS	$410,571	$424,703

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) Warranty Reserves

The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. A summary of warranty reserve activity for the three and six months ended June 27, 2004 and June 29, 2003 is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands)		(In thousands)
Balance beginning of period	$10,041	$10,229	$9,798	$9,809
Provision	3,362	4,683	6,647	8,313
Charges	(3,350)	(4,637)	(6,386)	(7,933)
Other	(93)	325	(99)	411

Balance end of period	$9,960	$10,600	$9,960	$10,600

(13) Employee Benefit Plans

Net periodic benefit cost (credit) included the following components for the three and six months ended June 27, 2004 and June 29, 2003:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands)
Service cost	$1,647	$1,248	$35	$30
Interest cost	5,405	5,251	128	136
Expected return on plan assets	(5,553)	(5,423)	(178)	(186)
Net amortization and deferral	394	232	(118)	(117)

Net periodic benefit cost (credit)	$1,893	$1,308	$(133)	$(137)

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands)
Service cost	$3,050	$2,495	$69	$60
Interest cost	10,932	10,502	256	273
Expected return on plan assets	(11,153)	(10,846)	(355)	(373)
Net amortization and deferral	961	465	(235)	(235)

Net periodic benefit cost (credit)	$3,790	$2,616	$(265)	$(275)

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Guarantor Financial Information

The Company has outstanding $300 million in aggregate principal amount of the 8 7/8% Notes. The Company’s payment obligations under the 8 7/8% Notes are guaranteed by some of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). Such guarantee is full and unconditional. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, income statement, balance sheet and statement of cash flow information for the Company (“Parent Company Only”), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

Consolidating Income Statement

Three months ended June 27, 2004

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$69,884	$185,144	$201,146	$(43,560)	$412,614
Cost of sales	52,680	121,963	115,390	(43,560)	246,473
Selling, general and administrative expenses	15,473	40,679	41,498	—	97,650
Research and development expenses	614	12,493	9,157	—	22,264
Other operating (income) expense, net	1,146	7,149	(1,218)	—	7,077

Operating (loss) income from continuing operations	(29)	2,860	36,319	—	39,150
Other expenses (income) net	10,003	(240)	102	—	9,865

(Loss) income from continuing operations before income taxes	(10,032)	3,100	36,217	—	29,285
(Benefit) provision for income taxes	(2,909)	771	10,499	—	8,361

(Loss) Income from continuing operations	(7,123)	2,329	25,718		20,924
Equity earnings (loss) from subsidiaries, net of tax	28,047	25,718	—	(53,765)	—

Income (loss) from continuing operations	20,924	28,047	25,718	(53,765)	20,924
Loss from discontinued operations, net of income taxes	(89)	—	—	—	(89)

Net income (loss)	$20,835	$28,047	$25,718	$(53,765)	$20,835

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Income Statement

Six months ended June 27, 2004

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$137,021	$355,156	$399,569	$(86,524)	$805,222
Cost of sales	104,184	239,455	229,724	(86,524)	486,839
Selling, general and administrative expenses	27,674	80,542	85,248	—	193,464
Research and development expenses	1,224	24,254	17,414	—	42,892
Other operating expense, net	891	12,546	378	—	13,815

Operating income (loss) from continuing operations	3,048	(1,641)	66,805	—	68,212
Other expenses (income) net	19,658	(459)	212	—	19,411

(Loss) income from continuing operations before income taxes	(16,610)	(1,182)	66,593	—	48,801
(Benefit) provision for income taxes	(4,817)	(343)	19,313	—	14,153

(Loss) Income from continuing operations	(11,793)	(839)	47,280	—	34,648
Equity earnings (loss) from subsidiaries, net of tax	46,441	47,280	—	(93,721)	—

Income (loss) from continuing operations	34,648	46,441	47,280	(93,721)	34,648
Loss from discontinued operations, net of income taxes.	(542)	—	—	—	(542)

Net income (loss)	$34,106	$46,441	$47,280	$(93,721)	$34,106

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Income Statement

Three months ended June 29, 2003

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$53,446	$152,576	$194,065	$(23,835)	$376,252
Cost of sales	42,140	97,351	107,640	(23,835)	223,296
Selling, general and administrative expenses	15,983	41,663	39,809	—	97,455
Research and development expenses	1,117	11,532	9,228	—	21,877
Other operating expense (income), net	2,085	3,900	(2,784)	—	3,201

Operating income (loss) from continuing operations…	(7,879)	(1,870)	40,172	—	30,423
Other expenses (income) net	17,641	(1,370)	(2,106)	—	14,165

(Loss) income from continuing operations before income taxes	(25,520)	(500)	42,278	—	16,258
(Benefit) provision for income taxes	(8,294)	(162)	13,740	—	5,284

(Loss) income from continuing operations	(17,226)	(338)	28,538	—	10,974
Equity earnings (loss) from subsidiaries, net of tax	28,200	28,538	—	(53,406)	—

Income (loss) from continuing operations	10,974	28,200	28,538	(53,406)	10,974
Loss from discontinued operations, net of income taxes.	(2,576)	—	—	—	(2,576)

Net income (loss)	$8,398	$28,200	$28,538	$(53,406)	$8,398

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Income Statement

Six months ended June 29, 2003

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$105,276	$289,050	$378,178	$(38,512)	$733,992
Cost of sales	82,942	180,160	216,754	(38,512)	441,344
Selling, general and administrative expenses	24,469	78,882	86,897	—	190,248
Research and development expenses	2,095	23,572	17,061	—	42,728
Other operating (income) expense, net	326	10,031	(991)	—	9,366

Operating (loss) income from continuing operations	(4,556)	(3,595)	58,457	—	50,306
Other expenses net	18,220	9,028	1,254	—	28,502

(Loss) income from continuing operations before income taxes	(22,776)	(12,623)	57,203	—	21,804
(Benefit) provision for income taxes	(7,402)	(4,102)	18,590	—	7,086

(Loss) income from continuing operations	(15,374)	(8,521)	38,613	—	14,718
Equity earnings (loss) from subsidiaries, net of tax	30,092	38,613	—	(68,705)	—

Income (loss) from continuing operations	14,718	30,092	38,613	(68,705)	14,718
Loss from discontinued operations, net of income taxes.	(3,958)	—	—	—	(3,958)

Net income (loss)	$10,760	$30,092	$38,613	$(68,705)	$10,760

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

June 27, 2004

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$30,900	$—	$165,828	$—	$196,728
Accounts receivable, net	29,796	41,391	202,734	—	273,921
Inventories	22,251	78,424	88,930	—	189,605
Other current assets	38,984	18,944	40,854	—	98,782
Current assets of discontinued operations	950	—	—	—	950

Total current assets	122,881	138,759	498,346	—	759,986

Property, plant and equipment, net	28,815	137,796	80,467	—	247,078
Investments	8,113	1,150	810	—	10,073
Intangible assets	32,126	1,079,155	326,249	—	1,437,530
Intercompany receivable/ (payable), net	(1,273,163)	841,670	431,493	—	—
Investment in subsidiary	3,028,256	1,014,463	—	(4,042,719)	—
Other assets	82,482	5,182	11,153	—	98,817
Long-term assets of discontinued operations	359	—	—	—	359

Total assets	$2,029,869	$3,218,175	$1,348,518	$(4,042,719)	$2,553,843

Current liabilities:
Short-term debt	$3,150	$—	$1,795	$—	$4,945
Accounts payable	20,128	44,296	65,501	—	129,925
Accrued restructuring and integration costs	—	3,875	1,277	—	5,152
Accrued expenses	111,637	77,972	111,663	—	301,272
Current liabilities of discontinued operations	540	—	—	—	540

Total current liabilities	135,455	126,143	180,236	—	441,834
Long-term debt	484,431	—	—	—	484,431
Long-term liabilities	42,793	63,776	153,819	—	260,388
Total stockholders’ equity	1,367,190	3,028,256	1,014,463	(4,042,719)	1,367,190

Total liabilities and stockholders’ equity	$2,029,869	$3,218,175	$1,348,518	$(4,042,719)	$2,553,843

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

December 28, 2003

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$39,360	$—	$152,139	—	$191,499
Accounts receivable, net	27,208	57,019	203,800	—	288,027
Inventories	20,459	80,458	89,429	—	190,346
Other current assets	38,082	21,248	35,883	—	95,213
Current assets of discontinued operations	1,214	—	—	—	1,214

Total current assets	126,323	158,725	481,251	—	766,299

Property, plant and equipment, net	29,439	149,704	87,528	—	266,671
Investments	7,910	994	1,970	—	10,874
Goodwill and intangible assets	29,470	1,098,624	331,520	—	1,459,614
Intercompany receivable/(payable), net	(1,013,702)	767,949	245,753	—	—
Investment in subsidiary	2,809,480	829,571	—	(3,639,051)	—
Other assets	85,139	6,874	10,639	—	102,652
Long-term assets of discontinued operations	1,609	—	—	—	1,609

Total assets	$2,075,668	$3,012,441	$1,158,661	$(3,639,051)	$2,607,719

Current liabilities:
Short-term debt	$3,150	$—	$2,017	—	$5,167
Accounts payable	26,311	51,746	76,369	—	154,426
Accrued restructuring and integration costs	—	4,497	3,558	—	8,055
Accrued expenses	107,689	84,166	92,013	—	283,868
Current liabilities of discontinued operations	499	—	—	—	499

Total current liabilities	137,649	140,409	173,957	—	452,015
Long-term debt	544,307	—	—	—	544,307
Long-term liabilities	44,662	62,552	155,133	—	262,347
Total stockholders’ equity	1,349,050	2,809,480	829,571	(3,639,051)	1,349,050

Total liabilities and stockholders’ equity	$2,075,668	$3,012,441	$1,158,661	$(3,639,051)	$2,607,719

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Cash Flow Statement

Six months ended June 27, 2004

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) continuing operating activities	$59,774	$4,353	$18,704	$—	$82,831
Net cash provided by discontinued operating activities	362	—	—	—	362

Net cash provided by (used in) operating activities	60,136	4,353	18,704	—	83,193

Investing Activities
Proceeds from Disposition of business, P,P&E, net	2,056	—	—	—	2,056
Capital expenditures	(1,004)	(4,353)	(3,013)	—	(8,370)
Settlement from dispositions of Businesses, net	2,765	—	—	—	2,765
Net cash (used in) provided by Continuing Operations	3,817	(4,353)	(3,013)	—	(3,549)
Net cash provided by Discontinued Operations	306	—	—	—	306

Net cash (used in) provided by investing activities	4,123	(4,353)	(3,013)	—	(3,243)

Financing Activities
Payment of term loan debt	(60,000)	—	—	—	(60,0000
Increase (decrease) in other debt facilities	(234)	—	(222)	—	(456)
Proceeds from issuance of common stock for employee benefit plans	5,361	—	—	—	5,361
Cash dividends	(17,846)	—	—	—	(17,846)

Net cash (used in) provided by financing activities	(72,719)	—	(222)	—	(72,941)

Effect of exchange rates on cash and cash equivalents	—	—	(1,780)	—	(1,780)

Net increase (decrease) in cash and cash equivalents	(8,460)	—	13,689		5,229
Cash and cash equivalents, beginning of period	39,360	—	152,139	—	191,499

Cash and cash equivalents, end of period	$30,900	$—	$165,828	$—	$196,728

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Cash Flow Statement

Six months ended June 29, 2003

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) continuing operating activities	$47,992	$(1,777)	$14,387	$—	$60,602
Net cash provided by discontinued operating activities	309	—	—	—	309

Net cash provided by (used in) operating activities	48,301	(1,777)	14,387	—	60,911

Investing Activities
Cash held in escrow	32,509	—	—	—	32,509
Proceeds from Disposition of business, P,P&E, net	3,295	—	—	—	3,295
Capital expenditures	(692)	(5,204)	(2,383)	—	(8,279)
Settlement from dispositions of Businesses, net	(866)	—	—	—	(866)
Cost of acquisitions, net of cash Acquired	534	—	—	—	534

Net cash (used in) provided by Continuing Operations	34,780	(5,204)	(2,383)	—	27,193
Net cash provided by Discontinued Operations	250	—	—	—	250

Net cash (used in) provided by investing activities	35,030	(5,204)	(2,383)	—	27,443

Financing Activities
Payment of Zero Coupon Convertible Notes	(32,509)	—	—	—	(32,509)
Payment of term loan debt	(30,000)	—	—	—	(30,000)
Increase (decrease) in other debt facilities	(1,116)	—	90	—	(1,026)
Proceeds from issuance of common stock for employee benefit plans	617	—	—	—	617
Payment of debt issuance costs	(1,725)	—	—	—	(1,725)
Cash dividends	(17,660)	—	—	—	(17,660)

Net cash (used in) provided by financing activities	(82,393)	—	90	—	(82,303)

Effect of exchange rates on cash and cash equivalents	—	—	7,957	—	7,957

Net increase (decrease) in cash and cash equivalents	938	(6,981)	20,051		14,008
Cash and cash equivalents, beginning of period	27,745	6,981	95,889	—	130,615

Cash and cash equivalents, end of period	$28,683	$—	$115,940	$—	$144,623

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15) Contingencies

The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. We intend to defend ourselves vigorously in these matters. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner that is unfavorable to the Company. The Company has established accruals for matters that are probable and reasonably estimable. We are currently unable, however, to determine whether resolution of these matters will have a material adverse impact on our financial position or results of operations.

The Company and certain officers have been named as defendants in a class action lawsuit filed in July 2002, and the Company and certain officers and directors have been named as defendants in a purported derivative lawsuit filed in June 2004, in which the plaintiffs in both suits have alleged various statements made by the Company and management, during the same time period for both suits, were misleading with respect to the Company’s prospects and future operating results. Further information with respect to the derivative lawsuit is contained in Part II, Item 1 Legal Proceedings of this quarterly report. The Company believes that it has meritorious defenses to both lawsuits and is contesting the actions vigorously. The Company is currently unable, however, to reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and the cost can be reasonably estimated. The Company had accrued $4.4 million as of June 27, 2004, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to ten years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company’s financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the potential exposure is not expected to be materially different than the amounts recorded.

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

Overview

We are a leading provider of scientific instruments, consumables and services to the pharmaceutical, biomedical, environmental testing and general industrial markets. We design, manufacture, market and service products and systems within three businesses, each constituting one reporting segment:

•	Life and Analytical Sciences. We are a leading provider of drug discovery, genetic screening, and environmental and chemical analysis tools, including instruments, reagents, consumables, and services.

•	Optoelectronics. We provide a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

•	Fluid Sciences. We provide a variety of precision valves, seals, bellows and pneumatic joints for critical control and containment systems for highly demanding environments such as turbine engines and semiconductor fabrication equipment.

Formation of our Life and Analytical Sciences Business Unit

We combined our Life Sciences and Analytical Instruments businesses to form our Life and Analytical Sciences business in the fourth quarter of 2002 to improve our operational scale, which we believe enables us to better serve our customers and more fully capitalize on the strengths of the combined businesses’ sales, service and research and development organizations.

In connection with the combination of our Life Sciences and Analytical Instruments business units, we recorded a $26.0 million restructuring charge in the fourth quarter of 2002 as a result of workforce reductions, facility closures and contract terminations. These actions were completed during 2003 with the exception of lease commitment payouts and other spending, which we expect to complete in 2004. We achieved in excess of the original range of $12 million to $25 million in anticipated pre-tax cost savings in fiscal 2003 from the combination of our Life Sciences and Analytical Instruments businesses relative to our fiscal 2002 cost levels. We are targeting additional pre-tax cost savings from the combination of between $5 million and $20 million in fiscal 2004, for combined pre-tax cost savings of between $30 million and $45 million relative to our fiscal 2002 cost levels. Unforeseen factors may offset some or all of the estimated cost savings or other benefits from the integration. As a result, our actual cost savings, if any, could differ or be delayed, compared to our estimates.

Consolidated Results of Continuing Operations

Sales

Sales for the second quarter of 2004 were $412.6 million, versus $376.3 million for the second quarter of 2003, an increase of $36.3 million, or 10%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $7.3 million in the second quarter of 2004 as compared to the second quarter of 2003.

This increase in sales reflects an $11.9 million, or 5%, increase in our Life and Analytical Sciences segment sales, which grew from $246.0 million in the second quarter of 2003 to $257.9 million in the second quarter of 2004, and includes approximately $6.0 million in sales attributable to favorable changes in foreign exchange rates compared to the second quarter of 2003. Our Optoelectronics segment sales grew $6.2 million, or 7%, from $88.5 million in the second quarter of 2003 to $94.7 million in the second quarter of 2004, including approximately $1.1 million in sales attributable to favorable changes in foreign exchange rates compared to the second quarter of 2003. Our Fluid Sciences segment sales grew $18.4 million, or 44%, from $41.7 million in the second quarter of 2003 to $60.1 million in the second quarter of 2004, including approximately $0.2 million in sales attributable to favorable changes in foreign exchange rates compared to the second quarter of 2003.

Sales for the six-month period ended June 27, 2004 were $805.2 million, versus $734.0 million for the six-month period ended June 29, 2003, an increase of $71.2 million, or 10%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $25.3 million in the six-month period ended June 27, 2004, as compared to the six-month period ended June 29, 2003. This increase in sales reflects a $28.9 million, or 6%, increase in our Life and Analytical Sciences segment sales, which grew from $478.2 million in the six-month period ended June 29, 2003 to $507.1 million in the six-month period ended June 27, 2004 and includes approximately $21.2 million in sales attributable to favorable changes in foreign exchange rates compared to the six-month period ended June 29, 2003. Our Optoelectronics segment sales grew $9.5 million, or 6%, from $171.1 million in the six-month period ended June 29, 2003 to $180.6 million in the six-month period ended June 27, 2004, including approximately $3.4 million in sales attributable to favorable changes in foreign exchange rates compared to the six-month period ended June 29, 2003. Our Fluid Sciences segment sales grew $33.0 million, or 39%, from $84.6 million in the six-month period ended June 29, 2003 to $117.6 million in the six-month period ended June 27, 2004, including approximately $0.7 million in sales attributable to favorable changes in foreign exchange rates compared to the six-month period ended June 29, 2003

Cost of Sales

Cost of sales for the second quarter of 2004 was $246.5 million, versus $223.3 million for the second quarter of 2003, an increase of $23.2 million, or 10%. As a percentage of sales, cost of sales increased to 59.7% in the second quarter of 2004 from 59.3% in the second quarter of 2003, resulting in a decrease in gross margin of 40 basis points from 40.7% in the second quarter of 2003 to 40.3% in the second quarter of 2004. The decrease in gross margin was primarily attributable to a higher percentage of total sales coming from our Fluid Sciences segment, which has lower gross margins than our Optoelectronics and Life and Analytical Sciences segments but also lower operating expenses as a percentage of sales.

Cost of sales for the six-month period ended June 27, 2004 was $486.8 million, versus $441.3 million for the six-month period ended June 29, 2003, an increase of $45.5 million, or 10%. As a percentage of sales, cost of sales increased to 60.5% in the six-month period ended June 27, 2004 from 60.1% in the six-month period ended June 29, 2003, resulting in a decrease in gross margin of 40 basis points from 39.9% in 2003 to 39.5% in 2004. The decrease in gross margin was primarily attributable to a higher percentage of total sales coming from our Fluid Sciences segment, which has lower gross margins than our Optoelectronics and Life and Analytical Sciences segments but also lower operating expenses as a percentage of sales.

Research and Development Expenses

Research and development expenses for the second quarter of 2004 were $22.3 million versus $21.9 million for the second quarter of 2003, an increase of $0.4 million, or 2%. As a percentage of sales, research and development expenses decreased to 5.4% in the second quarter of 2004 from 5.8% in the second quarter of 2003, primarily due to the consolidation of research and development activities to take advantage of increased synergies and corresponding cost savings as a result of fewer research and development sites. We directed our research and development efforts during the second quarters of 2004 and 2003 primarily toward genetic screening and biopharmaceutical end markets within our Life and Analytical Sciences reporting segment and digital imaging and industrial products within our Optoelectronics reporting segment. We expect our research and development efforts to continue to emphasize the health sciences end markets. We expect our research and development spending as a percentage of revenue for fiscal 2004 to remain substantially similar to our historical levels in fiscal 2003.

Research and development expenses for the six-month period ended June 27, 2004 were $42.9 million versus $42.7 million for the six-month period ended June 29, 2003, an increase of $0.2 million, or 0.5%. As a percentage of sales, research and development expenses decreased to 5.3% in the six-month period ended June 27, 2004 from 5.8% in the six-month period ended June 29, 2003, primarily due to the consolidation of research and development activities to take advantage of increased synergies and corresponding cost savings as a result of fewer research and development sites.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2004 were $97.7 million, versus $97.5 million for the second quarter of 2003, an increase of $0.2 million, or 0.2%. As a percentage of sales, selling, general and administrative expenses decreased 220 basis points to 23.7% in the second quarter of 2004 from 25.9% in the second quarter of 2003. The decrease as a percentage of sales of 220 basis points in the second quarter of 2004 as compared to the second quarter of 2003 was primarily the result of productivity improvements resulting from prior year integration and restructuring efforts, increased sales from our Fluid Sciences segment and increased service revenue from our Life and Analytical Sciences segment. Both our Fluid Sciences segment and our Life and Analytical Sciences segment’s service revenues have lower operating expenses as a percentage of sales than our Optoelectronics segment and other Life and Analytical Sciences product lines.

Selling, general and administrative expenses for the six-month period ended June 27, 2004 were $193.5 million, versus $190.2 million for the six-month period ended June 29, 2003, an increase of $3.3 million, or 2%. As a percentage of sales, selling, general and administrative expenses decreased 190 basis points to 24.0% in the six-month period ended June 27, 2004 from 25.9% in the six-month period ended June 29, 2003. The decrease as a percentage of sales of 190 basis points in the six-month period ended June 27, 2004 as compared to the six-month period ended June 29, 2003 was primarily the result of productivity improvements resulting from prior year integration and restructuring efforts, increased sales from our Fluid Sciences segment and increased service revenue from our Life and Analytical Sciences segment. Both our Fluid Sciences segment and our Life and Analytical Sciences segment’s service revenues have lower operating expenses as a percentage of sales than our Optoelectronics segment and other Life and Analytical Sciences product lines.

Restructuring (Reversals), Net

As discussed more fully in our annual report on Form 10-K for the fiscal year ended December 28, 2003, we have undertaken four separate restructuring actions over the past three years related to the impact of acquisitions, divestitures and the integration of our business units. Restructuring actions in 2001 and 2002 were recorded in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Restructuring actions taken since 2002 were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The principal actions associated with these plans related to workforce reductions and overhead reductions resulting from reorganization activities, including the closure of certain manufacturing and selling facilities. Details of these plans are discussed more fully in our 2003 Form 10-K.

In the six-month period ended June 29, 2003, we recorded a pre-tax restructuring reversal of $5.5 million relating to our Q4 2002 Plan, described below, as higher than expected attrition rates prior to ultimate termination resulted in reduced severance costs on various executed plans in several countries.

In the six-month period ended June 29, 2003, we also recorded an additional pre-tax restructuring charge of $0.6 million relating to our Q4 2001 Plan, described below, due to higher than expected employee separation costs associated with the closure of our European manufacturing facilities.

In addition, concurrent with the reevaluation of our existing restructuring plans, we recorded a pre-tax restructuring charge of $1.7 million during the second quarter of 2003 (the “Q2 2003 Plan”) in accordance with SFAS No. 146. The principal actions within the Q2 2003 Plan related to a workforce reduction resulting from continued reorganization activities within the Life and Analytical Sciences and Optoelectronics businesses.

A description of each of our four restructuring plans and the activity recorded for the six-month period ended June 27, 2004 is as follows:

Q2 2003 Plan

During 2003, we recognized a $2.0 million restructuring charge in the Life and Analytical Sciences business and a $0.3 million restructuring charge in the Optoelectronics business. The purpose of the restructuring was to further improve performance and take advantage of synergies between our former Life Sciences and Analytical Instruments businesses. The principal actions in this restructuring plan included lower headcount due to the continued integration of the Life and Analytical Sciences business in a European manufacturing facility and a customer care center as well as a headcount reduction at one of the Optoelectronics manufacturing facilities to reflect recent declining demand for several product lines.

The following table summarizes the components of our Q2 2003 Plan activity for the six months ended June 27, 2004:

Severance and Separation
(In thousands)
Balance at December 28, 2003	$288
Amounts paid	(19)

Balance at June 27, 2004	$269

We anticipate that all remaining Q2 2003 Plan actions will be completed by the end of 2004.

Q4 2002 Plan

In connection with our decision to combine the Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies, we recorded a pre-tax restructuring charge of $26.0 million during the fourth quarter of 2002. The Q4 2002 Plan allowed us to combine many business functions worldwide, with the intention to better serve our customers and more fully capitalize on the strengths of the businesses’ sales, service and research and development organizations. The principal actions in the Q4 2002 Plan included workforce reductions, closure of facilities and disposal of underutilized assets. The following table summarizes the components of our Q4 2002 Plan for the six months ended June 27, 2004:

	Severance	Abandonment of Excess Facilities	Total
	(In thousands)
Balance at December 28, 2003	$2,770	$1,530	$4,300
Amounts paid	(1,533)	(548)	(2,081)

Balance at June 27, 2004	$1,237	$982	$2,219

The Q4 2002 Plan resulted in the integration of U.S. Life and Analytical Sciences sales, service and customer care centers, the integration of European customer care and finance centers, the merging of a former Life Sciences European manufacturing facility with a former Analytical Instruments European manufacturing facility and the merging of a portion of a former Life Science research and development European facility with a former Analytical Instruments European facility.

We expect to settle the remaining severance liability under the Q4 2002 Plan by the end of 2004. Our lease commitments on unoccupied buildings extend until 2005.

Q1 2002 Plan

During the first quarter of 2002, we developed a plan to restructure several businesses within our Life and Analytical Sciences and Optoelectronics segments. The Q1 2002 Plan resulted in pre-tax restructuring charges totaling $9.2 million. The principal actions in the Q1 2002 Plan included workforce and overhead reductions resulting from reorganization activities, including the closure of a manufacturing facility, disposal of underutilized assets and general cost reductions. The restructuring activities were completed in 2003 with the exception of payments due on a leased facility exited in 2002, which were paid in 2004. The following table summarizes the components of our Q1 2002 Plan for the six months ended June 27, 2004:

Abandonment of Excess Facilities
(In thousands)
Balance at December 28, 2003	$100
Amounts paid	(100)

Balance at June 27, 2004	$—

Q4 2001 Plan

During the fourth quarter of 2001, in connection with the integration of Packard Bioscience Company (“Packard”), which we acquired that quarter, and a restructuring of sales offices in Europe, we recorded a restructuring charge of $9.2 million in the Life and Analytical Sciences segment. The principal actions in the Q4 2001 Plan include the closing or consolidation of several leased sales and services offices in Europe, as well as costs associated with the closure of a manufacturing facility in Europe, the closure of leased manufacturing facilities in the United States and the disposal of related assets. These actions were designed to streamline the organization and take advantage of the synergies offered by the Packard acquisition as they relate to the legacy Life and Analytical Science segment.

The following table summarizes the components of our Q4 2001 Plan for the six months ended June 27, 2004:

Severance
(In thousands)
Balance at December 28, 2003	$2,471
Amounts paid	(587)

Balance at June 27, 2004	$1,884

The remaining liability under the Q4 2001 Plan relates to European severance obligations and is expected be paid by 2005.

Integration Charges

In addition, as discussed in our annual report on Form 10-K for the fiscal year ended December 28, 2003, we have established integration reserves relating to the acquisition of Packard. The integration activities were completed in early 2003 with the exception of $0.9 million of remaining payments due on leased facilities exited in 2001 that will be paid through 2005. During the six months ended June 27, 2004, we expended $0.1 million to execute these actions.

Gains on Dispositions

There were no net gains on dispositions in the second quarter of 2004, compared to a net gain of $1.1 million, from the sales of buildings, in the second quarter of 2003.

Gains on dispositions resulted in a net gain of $0.4 million in the six-month period ended June 27, 2004 compared to a net gain of $1.7 million in the six-month period ended June 29, 2003. Gains on dispositions in the six-month period ended June 27, 2004 totaled $0.4 million from the sale of a building. Gains on dispositions in the six-month period ended June 29, 2003 included a $1.4 million gain from the sale of buildings and a previously deferred $0.3 million gain from the sale of a business.

Amortization of Intangible Assets

Amortization of intangible assets was $7.1 million for the second quarter of 2004 and $7.0 million for the second quarter of 2003. The change was the result of a slight increase in the Life and Analytical Sciences segment amortization due to the effect of foreign exchange.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands)		(In thousands)
Interest income	$(355)	$(698)	$(840)	$(1,715)
Interest expense	9,272	14,040	19,047	28,305
Acceleration of amortization of debt issue costs	366	619	1,532	619
Other	582	204	(328)	1,293

	$9,865	$14,165	$19,411	$28,502

Interest and other expense, net for the three months ended June 27, 2004 was $9.9 million, versus $14.2 million for the three months ended June 29, 2003, a decrease of $4.3 million, or 30%. The decrease in interest and other expense, net in the second quarter of 2004 as compared to the second quarter of 2003, was due primarily to lower outstanding borrowings, and secondarily attributable to lower average borrowing rates resulting from our December 2003 amendment of our credit facility that reduced the interest rate margin attributable to our term loan. Fixed to floating interest rate swaps that we entered into in January 2004 applicable to $100 million of our outstanding fixed rate debt further decreased our effective interest rate. For the six months ended June 27, 2004, interest and other expense, net was $19.4 million versus $28.5 million for the comparable period in 2003, a decrease of $9.1 million, or 32%. The decrease primarily relates to the aforementioned lower outstanding borrowings. Lower average interest rates related to the amendment of our credit facility in December 2003 and the floating interest rate swaps that we entered into in January 2004 also contributed to the decrease. The decrease in interest expense for the six months ended June 27, 2004 as compared to the comparable period in 2003 was offset in part by an increase of $0.9 million in accelerated amortization of debt issuance costs resulting from partial prepayments of our term debt during the six months ended June 27, 2004. A discussion of our liquidity and our prospective borrowing costs is set forth below under the heading “Liquidity and Capital Resources.”

Provision/Benefit for Income Taxes

The second quarter 2004 provision for income taxes was $8.4 million, compared to a provision of $5.3 million for the second quarter of 2003. The effective tax rate for the second quarter of 2004 was 28.6%, compared to an effective tax rate of 32.5% for the second quarter of 2003. The provision for income taxes was $14.2 million for the six-month period ended June 27, 2004, compared to a provision of $7.1 million for the six-month period ended June 29, 2003. The effective tax rate was 29% during the six-month period ended June

27, 2004 compared to an effective tax rate of 32.5% for the six-month period ended June 29, 2003. The reduced effective tax rates for the quarter and six-month periods ended June 27, 2004 compared to 2003 were due to changes in our anticipated 2004 geographic pattern of earnings, reduced generation of net operating losses that were not tax beneficial, and a lower U.S. tax cost on foreign earnings.

Discontinued Operations

We recorded the following gains and losses, which we report as the loss on dispositions of discontinued operations, during the six-month periods ended June 27, 2004 and June 29, 2003:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands)		(In thousands)
Loss on Entertainment Lighting business	$—	$(2,317)	$—	$(2,317)
Loss on Impairment of Electroformed Products business	—	—	(1,160)	—
Gain on contract settlement associated with the Technical Services business	—	—	757	—
Loss on Security and Detection Systems business	—	(80)	—	(47)

Net (loss) gain on disposition of discontinued operations before income taxes	—	(2,397)	(403)	(2,364)
(Benefit) provision for income taxes	—	(704)	(205)	(691)

(Loss) on disposition of discontinued operations, net of income taxes	$—	$(1,693)	$(198)	$(1,673)

Contingencies

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $4.4 million as of June 27, 2004, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where we have been named a potentially responsible party, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position or results of operations. While it is possible that a material loss exceeding the amounts recorded may be incurred, we do not expect the potential exposure to be materially different from the amounts we recorded.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

Sales for the second quarter of 2004 were $257.9 million, versus $246.0 million for the second quarter of 2003, an increase of $11.9 million, or 5%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $6.0 million in the second quarter of 2004, as compared to the second quarter of 2003. The following analysis compares selected sales by market and product type for the second quarter of 2004, as compared to the second quarter of 2003, and includes the effect of foreign exchange rate fluctuations. Sales to biopharmaceutical customers increased $1.3 million, sales to environmental and chemical analysis customers increased $6.5 million, sales to genetic screening customers increased $0.9 million and sales of our OneSourceTM laboratory services increased $3.2 million. Sales by type of product included increases in sales of instruments of $10.8 million and services of $3.2 million offset in part by a decrease in sales of consumables of $2.1 million.

Sales for the six-month period ended June 27, 2004 were $507.1 million, versus $478.2 million for the six-month period ended June 29, 2003, an increase of $28.9 million, or 6%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $21.2 million in the six-month period ended June 27, 2004, as compared to the six-month period ended June 29, 2003. The following analysis compares selected sales by market and product type for the six-month period ended June 27, 2004, as compared to the six-month period ended June 29, 2003, and includes the effect of foreign exchange rate fluctuations. Sales to biopharmaceutical customers increased $6.9 million, sales to environmental and chemical analysis customers increased $10.6 million, sales to genetic screening customers increased $3.4 million and sales of our OneSourceTM laboratory services increased $8.0 million. Sales by type of product included increases in sales of instruments of $19.4 million, services of $8.0 million and consumables of $1.5 million.

Operating profit for the second quarter of 2004 was $22.1 million, versus $20.7 million for the second quarter of 2003 an increase of $1.4 million, or 7%. The increase in operating profit in the second quarter of 2004 as compared to the second quarter of 2003, was primarily the result of increased sales volume and productivity improvements resulting from prior year integration and restructuring efforts. In addition, operating profit in the second quarter of 2003 included restructuring reversals and gains on dispositions totaling $3.1 million. Amortization of intangible assets was $6.6 million for the second quarter of 2004, versus $6.5 million for the second quarter of 2003.

Operating profit for the six-month period ended June 27, 2004 was $38.1 million, versus $32.3 million for the six-month period ended June 29, 2003, an increase of $5.8 million, or 18%. The increase in operating profit in the six-month period ended June 27, 2004 as compared to the six-month period ended June 29, 2003, was primarily the result of increased sales volume and productivity improvements resulting from prior year integration and restructuring efforts. In addition, operating profit for the six months ended June 29, 2003 included restructuring reversals and gains on dispositions totaling $3.3 million. Amortization of intangible assets was $13.1 million for the six-month period ended June 27, 2004, versus $13.0 million for the six-month period ended June 29, 2003.

Optoelectronics

Sales for the second quarter of 2004 were $94.7 million, versus $88.5 million for the second quarter of 2003, an increase of $6.2 million, or 7%. Changes in foreign exchange rates increased sales by approximately $1.1 million in the second quarter of 2004, as compared to the second quarter of 2003. The following analysis of sales by product line for the second quarter of 2004, as compared to the second quarter of 2003, includes the effects of changes in foreign exchange rates. Sales of digital imaging products increased by $4.5 million and sales within our industrial systems product line increased by $3.4 million. These increases were offset in part by sales decreases totaling $1.7 million in our sensors and specialty lighting product lines.

Sales for the six-month period ended June 27, 2004 were $180.6 million, versus $171.1 million for the six-month period ended June 29, 2003, an increase of $9.5 million, or 6%. Changes in foreign exchange rates increased sales by approximately $3.4 million in six-month period ended June 27, 2004, as compared to the six-month period ended June 29, 2003. The following analysis of sales by product line for the six-month period ended June 27, 2004, as compared to the six-month period ended June 29, 2003, includes the effects of changes in foreign exchange rates. Sales of digital imaging products increased by $6.8 million and sales within our industrial systems product line increased by $4.3 million. These increases were offset in part by sales decreases totaling $1.6 million in our sensors and specialty lighting product lines.

Operating profit for the second quarter of 2004 was $12.9 million, versus $11.5 million for the second quarter of 2003, an increase of $1.4 million, or 12%. The increase in operating profit in the second quarter of 2004 as compared to the second quarter of 2003, was primarily the result of increased sales volume which increased operating profit by approximately $3.0 million and productivity improvements of approximately $1.6 million, both offset in part by pricing reductions of approximately $2.4 million. In addition, operating profit in the second quarter of 2003 included restructuring reversals and gains on dispositions totaling $0.8 million. Amortization of intangible assets was $0.3 million for the second quarter of 2004 and $0.3 million for the second quarter of 2003.

Operating profit for the six-month period ended June 27, 2004 was $22.7 million, versus $20.8 million for the six-month period ended June 29, 2003, an increase of $1.9 million, or 9%. The increase in operating profit in the six-month period ended June 27, 2004 as compared to the six-month period ended June 29, 2003 was primarily the result of increased sales volume which increased operating profit by approximately $4.1 million and productivity improvements of approximately $2.5 million, both offset by pricing reductions of approximately $4.2 million. In addition, operating profit for the six-month period ended June 27, 2004 and June 29, 2003 included restructuring reversals and gains on dispositions of $0.4 million and $0.9 million, respectively. Amortization of intangible assets was $0.6 million for the six-month period ended June 27, 2004 and $0.6 million for the six-month period ended June 29, 2003.

Fluid Sciences

Sales for the second quarter of 2004 were $60.1 million, versus $41.7 million for the second quarter of 2003, an increase of $18.4 million, or 44%. Changes in foreign exchange rates increased sales by approximately $0.2 million in the second quarter of 2004, as compared to the second quarter of 2003. The following analysis of sales by product line for the second quarter of 2004, as compared to the second quarter of 2003, includes the effects of changes in foreign exchange rates. Sales increased $8.9 million in our semiconductor business, $8.5 million in our aerospace business and $1.1 million in our fluid testing business. The increase in our semiconductor business is partly attributable to a ramp-up in that market after a long down cycle, and the increase in our aerospace business is partly attributable to a gradual recovery in the end markets for these products. These increases were offset in part by a $0.1 million decrease in sales in our energy technology business.

Sales for the six-month period ended June 27, 2004 were $117.6 million, versus $84.6 million for the six-month period ended June 29, 2003, an increase of $33.0 million, or 39%. Changes in foreign exchange rates increased sales by approximately $0.7 million in the six-month period ended June 27, 2004, as compared to the six-month period ended June 29, 2003. The following analysis of sales by product line for the six-month period ended June 27, 2004, as compared to the six-month period ended June 29, 2003, includes the effects of changes in foreign exchange rates. Sales increased $16.6 million in our semiconductor business, $13.2 million in our aerospace business, $3.0 million in our fluid testing business and $0.2 million in our energy technology business. The increase in our semiconductor business is partly attributable to a ramp-up in that market after a long down cycle, and the increase in our aerospace business is partly attributable to a gradual recovery in the end markets for these products.

Operating profit for the second quarter of 2004 was $9.2 million, versus $3.1 million for the second quarter of 2003 an increase of $6.1 million, or 197%. The increase in operating profit in the second quarter of 2004 as compared to the second quarter of 2003, was the result of both increased sales and the related better leverage of fixed costs. Amortization of intangible assets was $0.2 million for the second quarter of 2004 and $0.2 million for the second quarter of 2003.

Operating profit for the six-month period ended June 27, 2004 was $17.5 million, versus $5.5 million for the six-month period ended June 29, 2003, an increase of $12.0 million, or 218%. The increase in operating profit in the six-month period ended June 27, 2004 as compared to the six-month period ended June 29, 2003 was primarily the result of improved fixed cost leverage due to higher sales volume. In addition, operating profit for the six months ended June 29, 2003 included restructuring reversals and gains on dispositions totaling $0.6 million. Amortization of intangible assets was $0.4 million for the six-month period ended June 27, 2004 and $0.6 million for the six-month period ended June 29, 2003.

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

Cash Flows

Operating Activities. Net cash generated by continuing operations operating activities was $82.8 million in the six months ended June 27, 2004 compared to cash generated by continuing operations operating activities of $60.6 million for the six months ended June 29, 2003. Contributing to the generation of cash from operating activities during the six months ended June 27, 2004 was net income from continuing operations of $34.6 million and depreciation and amortization of $38.5 million. These amounts were offset in part by a net increase in working capital accounts of $13.8 million. Contributing to the net increase in working capital in the six months ended June 27, 2004 were an increase in inventory of $0.6 million and a decrease in accounts payable of $23.9 million offset in part by a $10.7 million reduction in accounts receivable. There was no incremental use of our accounts receivable securitization facility during the six months ended June 27, 2004, which totaled $45.0 million at both December 28, 2003 and June 27, 2004. Net cash generated from changes in accrued expenses, restructuring, other assets and liabilities, and other items totaled $23.5 million during the six months ended June 27, 2004.

Investing Activities. Investing activities related to continuing operations used $3.5 million of cash in the six months ended June 27, 2004, compared to $27.2 million of cash generated by investing activities in the six months ended June 29, 2003. In the six months ended June 27, 2004, we made capital expenditures of $8.4 million mainly for tooling and productivity improvements and for system and facility costs related to integration activities. We also derived $2.1 million from the sale of a building, $2.8 million from the settlement of the escrow related to the 2000 NEN acquisition and $0.3 million from discontinued operations investing activities in the six months ended June 27, 2004. The $27.4 million of cash generated from investing activities in the six-month period ended June 29, 2003 was primarily comprised of $32.5 million of cash withdrawn from escrow to repay debt, $3.3 million of proceeds from dispositions of property, plant and equipment, $0.5 million from proceeds related to acquisitions and $0.3 million from discontinued operations investing activity, offset by capital expenditures of $8.3 million and business disposition transaction payments of $0.9 million. In fiscal year 2004, we expect to incur a total of approximately $20.0 million to $30.0 million in capital expenditures, however, our capital expenditure spend is dependent on economic conditions.

Financing Activities. In the six months ended June 27, 2004, we used $72.9 million of net cash in financing activities, compared to $82.3 million of cash used in the six months ended June 29, 2003. Debt reductions during the six months ended June 27, 2004 totaled $60.5 million, primarily comprised of $60.0 million used to repay a portion of our term loan. We paid $17.8 million in dividends and received net cash proceeds from the exercise of employee stock options of $5.4 million in the six months ended June 27, 2004.

Borrowing Arrangements

Senior Secured Credit Facility. In December 2002, we entered into a senior credit facility. This facility is comprised of a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. Over the last six quarters, we have paid down a significant portion of this loan. In the second quarter of 2004, we made $15.0 million of principal payments on the term loan. At June 27, 2004 we had $185.0 million outstanding under our term loan. We had no outstanding principal balance under our revolving credit facility at June 27, 2004 or at any other time during the year. Our senior credit facility is secured primarily by a substantial portion of our and our subsidiaries’ domestic assets.

Interest rates under the senior credit facility applicable to the term loan and to the revolving credit facility are determined as a margin over either the Eurodollar rate or the base rate and are reset on a one month, three month or six month basis at our option. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. Effective as of May 14, 2004, and for the remainder of the second quarter of 2004, the applicable margin for the term loan was 200 basis points for the Eurodollar rate and 100 basis points for the base rate. We may allocate all or a portion of our indebtedness under the senior credit facility to interest based upon the margin over the Eurodollar rate or the base rate. For the second quarter of 2004, we allocated our term loan indebtedness primarily to the Eurodollar-based interest rate, resulting in an average rate of 328 basis points.

The term loan is repayable in mandatory nominal quarterly installments of $0.8 million until December 2007, and thereafter in four equal quarterly installments of 25% of the then outstanding balance until December 2008. Additionally, annual payments of 50% of excess cash flow as defined in the credit agreement are payable six months following the end of each fiscal year. In the six months ended June 27, 2004, we made $60.0 million in principal payments on the term loan, thereby satisfying the 50% of excess cash flow obligation. The revolving credit facility is available to us through December 2007 for our working capital needs. At no point during the six months ended June 27, 2004 did we have any outstanding principal balance under the revolving credit facility.

Our senior credit facility contains covenants that require us to maintain specific financial ratios, including:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio,

•	a maximum senior leverage ratio, and

•	a maximum total leverage ratio.

As of June 27, 2004, and at all other times during the second quarter of 2004, we were in compliance with all applicable covenants.

8 7/8% Notes. In December 2002, we issued and sold ten-year senior subordinated notes at a rate of 8 7/8% with a face value of $300.0 million. We received $297.5 million in gross proceeds from the issuance. We recorded deferred issuance costs of $7.0 million as a non-current asset. The debt, which matures in January 2013, is unsecured but is guaranteed by substantially all of our domestic subsidiaries. Interest on our 8 7/8% notes is payable semi-annually on January 15 and July 15. Interest payments began on July 15, 2003. In January 2004, we swapped the fixed rate on $100 million of these notes to a floating rate using swap instruments which reset semi-annually in arrears based upon six-month USD LIBOR plus a spread of 427 basis points. The maturity of the swaps are the same as the maturity of the related notes. The swap instruments reduced the annualized interest rate on the 8 7/8% notes by approximately 80 basis points during the six months ended June 27, 2004. If a change of control occurs, each holder of 8 7/8% notes may require us to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued interest. Before January 15, 2006, we may redeem up to 35% of the aggregate principal amount of our 8 7/8% notes with the net proceeds of specified public equity offerings at 108.875% of the principal amount of the notes, plus accrued interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem some or all of our 8 7/8% notes at any time on or after January 15, 2008, at a redemption price of 104.438%. The redemption price decreases to 102.958% on January 15, 2009, to 101.479% on January 15, 2010 and to 100% on January 15, 2011. The debt is subordinated to our senior credit facility. Our 8 7/8% notes contain financial and other covenants. Most of these covenants terminate if the notes obtain an investment grade rating by Standard & Poor’s Rating Services and Moody’s Investors Service. At June 27, 2004, we were in compliance with all applicable covenants.

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

Off-Balance Sheet Arrangements

Receivables Securitization Facility

In December 2001, we established a wholly owned consolidated subsidiary to purchase, on a revolving basis, certain of our accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. In September 2003, we amended the facility to increase total funding capacity from $50.0 million to $65.0 million to expand our sources of liquidity. Amounts funded under this facility were $45.0 million at June 27, 2004 and $45.0 million at March 28, 2004. As of June 27, 2004, we had approximately $20.0 million of un-drawn capacity available under the facility. The facility had an effective interest rate of approximately LIBOR plus 95 basis points as of June 27, 2004. The facility includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At June 27, 2004, we had a senior unsecured credit rating of BB+ with a stable outlook from Standard & Poor’s Rating Services, and of Ba2 with a stable outlook from Moody’s Investors Service. In January 2004, we entered into an agreement to extend the term of our accounts receivable securitization facility to January 28, 2005. We currently plan to renew this facility again in January 2005 as it currently provides us a vehicle to accelerate the cash collection of customer receivables.

Dividends

Our Board of Directors declared regular quarterly cash dividends of seven cents per share in the second quarters of 2004 and 2003. Our senior credit facility and the indenture governing our outstanding 8 7/8% senior subordinated notes contain restrictions that may limit our ability to pay our regular quarterly cash dividend in the future.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented more than 50% of our total sales in both the fiscal year ended December 28, 2003 and the first six months of 2004. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

As of June 27, 2004, we had approximately $489.4 million in outstanding indebtedness.

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

Some of the industries and markets into which we sell our products are cyclical. Industry downturns are often characterized by reduced product demand, excess manufacturing capacity and erosion of average selling prices and profits. Significant downturns in our customers’ markets and in general economic conditions have resulted in a reduced demand for several of our products and have hurt our operating results. For example, during 2003, our operating results were adversely affected by downturns in many of the markets we serve, including the pharmaceutical, biomedical, semiconductor and aerospace markets. Recent economic conditions have caused a decrease in capital spending by many of our customers, which in turn has adversely affected our sales and business. Although in the second quarter of 2004 some of our customers have demonstrated increased demand for our products, this increased demand may be only temporary and may not be sustained.

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

As of June 27, 2004, our total assets included $1.4 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. These assets have historically been amortized on a straight-line basis over their estimated useful lives. In connection with our adoption of SFAS No. 142, we discontinued the amortization of goodwill and indefinite lived intangible assets beginning in fiscal 2002. Instead, we test these items, at a minimum, on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned.

Future impairment testing may result in additional intangible asset write-offs, which could adversely affect our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to market risks, relating to both currency exchange rates and interest rates. On occasion, in order to manage the volatility relating to these exposures, we may enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure supplements the disclosure provided under the heading “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our annual report on Form 10-K for the fiscal year ended December 28, 2003.

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

Foreign Currency Risk — Value-at-Risk Disclosure — We continue to measure foreign currency risk using the Value-at Risk model described in our annual report on Form 10-K for the fiscal year ended December 28, 2003. We believe that these measures continue to approximate our risks.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 27, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 27, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to PerkinElmer, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PerkinElmer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 27, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. We intend to defend ourselves vigorously in these matters. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner that is unfavorable to us. We are currently unable, however, to determine whether resolution of these matters will have a material adverse impact on our financial position or results of operations.

In papers dated June 28, 2004, David Jaroslawicz filed a purported derivative lawsuit in the United States District Court for the District of Massachusetts, Civil Action No. 04-CV-11469 GAO, against certain senior officers and four directors of the Company, and nominal defendant PerkinElmer, Inc. The lawsuit seeks an unspecified amount of damages and purports to make claims of breach of fiduciary duty, gross negligence, breach of contract, breach of duty of loyalty and unjust enrichment. The complaint contains allegations similar to those included in a currently pending class action lawsuit that have been disclosed in the Company’s previously filed quarterly and annual reports in addition to claims that certain defendants engaged in insider trading and that members of the Company’s Audit Committee breached their duties to the Company by failing to establish and maintain an adequate system of internal controls to assure that proper revenue recognition practices were being followed. The Company believes that it has meritorious defenses to the lawsuit and is contesting the action vigorously. The Company currently is unable, however, to reasonably estimate the amount of the loss, if any, that may result from resolution of this matter.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number		Exhibit Name

10.1	*	Form of Amended and Restated Restricted Stock Agreement dated January 27, 2004 between PerkinElmer, Inc. and each of Gregory L. Summe for 70,000 shares of common stock, Robert F. Friel for 30,000 shares of common stock, Peter B. Coggins for 30,000 shares of common stock, Terrance L. Carlson for 16,000 shares of common stock and Richard F. Walsh for 16,000 shares of common stock, is attached hereto as Exhibit 10.1. These Amended and Restated Restricted Stock Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than for cause. In addition, these Amended and Restated Restricted Stock Agreeements supersede the Restricted Stock Agreements with these executive officers dated January 27, 2004 and filed as Exhibit 10.1 to PerkinElmer, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

10.2

Employment Agreements

(1)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Gregory L. Summe dated July 27, 2004 is attached hereto as Exhibit 10.2(a);

(2)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert F. Friel dated June 23, 2004 is attached hereto as Exhibit 10.2(b), and is representative of the employment agreements of the executive officers listed herein at numbers (2) through and including (4) ;

(3)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Terrance L. Carlson dated June 10, 2004;

(4)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Richard F. Walsh dated June 1, 2004;

Exhibit Number	Exhibit Name

(5)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Jeffrey D. Capello dated June 11, 2004 is attached hereto as Exhibit 10.2(c) and is representative of the employment agreements of the executive officers listed herein at numbers (5) through and including (7);

(6)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and John P. Murphy dated June 10, 2004;

(7)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Peter B. Coggins dated June 14, 2004; and

(8)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert A. Barrett dated June 10, 2004 is attached hereto as Exhibit 10.2(d).

10.3

Amendment to Equity Awards

(1)    Amendment to Equity Awards between PerkinElmer, Inc. and Gregory L. Summe dated July 27, 2004 is attached hereto as Exhibit 10.3(a).

(2)    Amendment to Equity Awards between PerkinElmer, Inc. and Robert F. Friel, dated as of June 23, 2004, is attached hereto as Exhibit 10.3(b), and is representative of the amendments to equity awards entered into between PerkinElmer, Inc. and each of the following executive officers: Jeffrey D. Capello dated as of June 11, 2004, Terrance L. Carlson dated as of June 10, 2004, Peter B. Coggins dated as June 14, 2004, John P. Murphy dated as of June 10, 2004 and Richard F. Walsh dated as of June 1, 2004.

(3)    The Amendment to Equity Awards between PerkinElmer, Inc. and Robert A. Barrett dated as of June 10, 2004 is identical in all material respects except for the deletion of paragraph (iii) in Mr. Barrett’s amendment.

10.4

Amendment to Vested Option Awards

(1)    Amendment to Vested Option Awards from PerkinElmer, Inc. to Gregory L. Summe dated July 27, 2004 is attached hereto as Exhibit 10.4(a).

(2)    Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004 is attached hereto as Exhibit 10.4(b) and is representative of the Amendments to Vested Option Awards from PerkinElmer, Inc. to each of the following executive officers: Robert A. Barrett dated as of June 10, 2004, Jeffrey D. Capello dated as of June 11, 2004, Terrance L. Carlson dated as of June 10, 2004, Peter B. Coggins dated as of June 14, 2004, John P. Murphy dated as of June 10, 2004 and Richard F. Walsh dated as of June 1, 2004.

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

(b) Reports on Form 8-K

On April 23, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission for the purpose of furnishing under Item 12 (Results of Operations and Financial Condition) a copy of our press release dated April 22, 2004 announcing our financial results for the quarter ended March 28, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ ROBERT F. FRIEL
Robert F. Friel Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 6, 2004

EXHIBIT INDEX

Exhibit Number		Exhibit Name

10.1	*	Form of Amended and Restated Restricted Stock Agreement dated January 27, 2004 between PerkinElmer, Inc. and each of Gregory L. Summe for 70,000 shares of common stock, Robert F. Friel for 30,000 shares of common stock, Peter B. Coggins for 30,000 shares of common stock, Terrance L. Carlson for 16,000 shares of common stock and Richard F. Walsh for 16,000 shares of common stock is attached hereto as Exhibit 10.1. These Amended and Restated Restricted Stock Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than for cause. In addition, these Amended and Restated Restricted Stock Agreeements supersede the Restricted Stock Agreements with these executive officers dated January 27, 2004 and filed as Exhibit 10.1 to PerkinElmer, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

10.2

Employment Agreements

(1)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Gregory L. Summe dated July 27, 2004 is attached hereto as Exhibit 10.2(a);

(2)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert F. Friel dated June 23, 2004 is attached hereto as Exhibit 10.2(b), and is representative of the employment agreements of the executive officers listed herein at numbers (2) through and including (4) ;

(3)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Terrance L. Carlson dated June 10, 2004;

(4)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Richard F. Walsh dated June 1, 2004;

(5)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Jeffrey D. Capello dated June 11, 2004 is attached hereto as Exhibit 10.2(c) and is representative of the employment agreements of the executive officers listed herein at numbers (5) through and including (7);

(6)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and John P. Murphy dated June 10, 2004;

(7)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Peter B. Coggins dated June 14, 2004; and

Exhibit Number	Exhibit Name
(8) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert A. Barrett dated June 10, 2004 is attached hereto as Exhibit 10.2(d).

10.3

Amendment to Equity Awards

(1)    Amendment to Equity Awards between PerkinElmer, Inc. and Gregory L. Summe dated July 27, 2004 is attached hereto as Exhibit 10.3(a).

(2)    Amendment to Equity Awards between PerkinElmer, Inc. and Robert F. Friel, dated as of June 23, 2004, is attached hereto as Exhibit 10.3(b), and is representative of the amendments to equity awards entered into between PerkinElmer, Inc. and each of the following executive officers: Jeffrey D. Capello dated as of June 11, 2004, Terrance L. Carlson dated as of June 10, 2004, Peter B. Coggins dated as June 14, 2004, John P. Murphy dated as of June 10, 2004 and Richard F. Walsh dated as of June 1, 2004.

(3)    The Amendment to Equity Awards between PerkinElmer, Inc. and Robert A. Barrett dated as of June 10, 2004 is identical in all material respects except for the deletion of paragraph (iii) in Mr. Barrett’s amendment.

10.4

Amendment to Vested Option Awards

(1)    Amendment to Vested Option Awards from PerkinElmer, Inc. to Gregory L. Summe dated July 27, 2004 is attached hereto as Exhibit 10.4(a).

(2)    Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004 is attached hereto as Exhibit 10.4(b) and is representative of the Amendments to Vested Option Awards from PerkinElmer, Inc. to each of the following executive officers: Robert A. Barrett dated as of June 10, 2004, Jeffrey D. Capello dated as of June 11, 2004, Terrance L. Carlson dated as of June 10, 2004, Peter B. Coggins dated as of June 14, 2004, John P. Murphy dated as of June 10, 2004 and Richard F. Walsh dated as of June 1, 2004.

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