Form 10-Q
period 2004-09-26
PERKINELMER INC
filed 2004-11-05
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at November 1, 2004
Common Stock, $1 par value per share	128,099,015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(Unaudited)		(Unaudited)
	(In thousands except per share data)		(In thousands except per share data)
Sales	$403,403	$366,185	$1,208,625	$1,100,177
Cost of sales	243,270	213,243	729,292	654,360
Research and development expenses	21,359	19,659	63,425	61,467
Selling, general and administrative expenses	89,042	91,544	282,396	281,720
Restructuring charges (reversals), net	—	179	—	(2,994)
Gains on dispositions	(299)	(369)	(662)	(2,057)
Amortization of intangible assets	7,140	7,013	21,318	21,240

Operating income from continuing operations	42,891	34,916	112,856	86,441
Interest and other expense, net	8,484	13,287	27,895	41,789

Income from continuing operations before income taxes	34,407	21,629	84,961	44,652
Provision for income taxes	9,806	6,863	24,640	14,406

Income from continuing operations	24,601	14,766	60,321	30,246
Loss from discontinued operations, net of income taxes	(318)	(635)	(1,734)	(3,682)
(Loss) gain on disposition of discontinued operations, net of income taxes	(269)	138	(467)	(1,535)

Net income	$24,014	$14,269	$58,120	$25,029

Basic earnings per share:
Continuing operations	$0.19	$0.12	$0.47	$0.24
Loss from discontinued operations, net of income tax	—	(0.01)	(0.01)	(0.03)
Loss on disposition of discontinued operations, net of income tax	—	—	—	(0.01)

Net income	$0.19	$0.11	$0.46	$0.20

Diluted earnings per share:
Continuing operations	$0.19	$0.12	$0.47	$0.24
Loss from discontinued operations, net of income tax	—	—	(0.01)	(0.03)
Loss on disposition of discontinued operations, net of income tax	—	—	—	(0.01)

Net income	$0.19	$0.11	$0.45	$0.20

Weighted average shares of common stock outstanding:
Basic	127,562	126,287	127,123	126,346
Diluted	129,395	128,034	129,230	127,568
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 26, 2004	December 29, 2003
	(Unaudited)
	(In thousands except share and per share data)
Current assets:
Cash and cash equivalents	$220,041	$191,499
Accounts receivable, net	272,460	288,027
Inventories	189,082	188,602
Other current assets	94,236	94,679
Current assets of discontinued operations	1,323	3,493

Total current assets	777,142	766,300
Property, plant and equipment:
At cost	621,458	618,651
Accumulated depreciation	(382,277)	(352,290)

Net property, plant and equipment	239,181	266,361
Investments	10,230	10,874
Intangible assets	403,970	424,703
Goodwill, net	1,030,241	1,034,911
Other assets	98,037	100,220
Long-term assets of discontinued operations	513	4,358

Total assets	$2,559,314	$2,607,727

Current liabilities:
Short-term debt	$4,995	$5,167
Accounts payable	131,227	154,260
Accrued restructuring and integration costs	3,824	8,055
Accrued expenses	301,017	283,695
Current liabilities of discontinued operations	858	846

Total current liabilities	441,921	452,023
Long-term debt	469,493	544,307
Long-term liabilities	257,611	262,347
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value per share, authorized 300,000,000 shares; issued 128,094,000 and 145,101,000 at September 26, 2004 and December 28, 2003, respectively; and outstanding 128,094,000 and 126,909,000 at September 26, 2004 and December 28, 2003, respectively	128,094	145,101
Capital in excess of par value	532,667	681,550
Unearned compensation	(4,358)	(3,494)
Retained earnings	703,923	672,616
Accumulated other comprehensive income	29,963	30,908
Cost of shares held in treasury — 18,192,000 shares at December 28, 2003	—	(177,631)

Total stockholders’ equity	1,390,289	1,349,050

Total liabilities and stockholders’ equity	$2,559,314	$2,607,727

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 26, 2004	September 28, 2003
	(Unaudited)
	(In thousands)
Operating activities:
Net income	$58,120	$25,029
Add net loss from discontinued operations	1,734	3,682
Add net loss on disposition of discontinued operations	467	1,535

Net income from continuing operations	60,321	30,246
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Restructuring reversals, net of expense	—	(2,994)
Stock-based compensation	4,819	5,941
Amortization of debt discount and issuance costs	4,870	8,245
Depreciation and amortization	56,361	58,014
Gains on dispositions and sales of investments, net	(662)	(2,057)
Changes in operating assets and liabilities:
Accounts receivable	14,679	56,652
Inventories	(771)	14,380
Accounts payable	(23,068)	(8,798)
Accrued restructuring costs	(4,231)	(16,292)
Accrued expenses and other	16,949	(53,165)

Net cash provided by operating activities from continuing operations	129,267	90,172
Net cash provided by (used in) operating activities from discontinued operations	477	(600)

Net cash provided by operating activities	129,744	89,572
Investing activities:
Cash withdrawn from escrow to repay debt	—	187,477
Capital expenditures	(12,565)	(11,194)
Proceeds from dispositions or settlement of property, plant and equipment, net	3,442	3,295
Settlement of disposition of businesses, net	—	(846)
Proceeds related to acquisitions	2,765	534

Net cash (used in) provided by investing activities from continuing operations	(6,358)	179,266
Net cash provided by investing activities from discontinued operations	646	1,400

Net cash (used in) provided by investing activities	(5,712)	180,666
Financing activities:
Payment of debt issuance costs	—	(1,725)
Prepayment of zero coupon convertible notes	—	(189,901)
Prepayment of term loan debt	(75,000)	(50,000)
Decrease in other credit facilities	(280)	(1,737)
Proceeds from issuance of common stock	6,092	2,355
Cash dividends	(26,814)	(26,531)

Net cash used in financing activities	(96,002)	(267,539)

Effect of exchange rate changes on cash and cash equivalents	512	8,002

Net increase in cash and cash equivalents	28,542	10,701
Cash and cash equivalents at beginning of period	191,499	130,615

Cash and cash equivalents at end of period	$220,041	$141,316

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (the “2003 Form 10-K”). The balance sheet amounts at December 28, 2003 in this report were derived from the Company’s audited 2003 financial statements included in the 2003 Form 10-K and have been restated to reflect the discontinuance of the Company’s Electroformed Products, Ultraviolet Lighting and Computer-To-Plate businesses. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. All such adjustments are of a normal recurring nature with the exception of those entries resulting from discontinued operations, gains and losses on dispositions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the nine months ended September 26, 2004 and September 28, 2003 are not necessarily indicative of the results for the entire fiscal year.

In September 2004, the Company approved a plan to shut down its Computer-To-Plate business. The Company has accounted for this business as discontinued operations in accordance with Statement of financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

(2) Stockholders’ Equity

Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. As a result, Chapter 156D eliminates the concept of “treasury shares” and provides that shares reacquired by a company become “authorized but unissued” shares. Accordingly, at September 26, 2004, the Company has redesignated its existing treasury shares, at an aggregate cost of $168,338,000, as authorized but unissued and has allocated this amount to the common stock par value and additional paid in capital.

(3) Gains on Dispositions

During the third quarter of 2004, the Company recognized pre-tax gains and losses consisting of a $0.4 million net gain from the sale of machinery and equipment and a $0.1 million net loss from the sale of a building. During the nine months ended September 26, 2004, the Company recognized pre-tax gains consisting of a $0.4 million net gain from the sale of machinery and equipment and a $0.3 million net gain from the sale of buildings.

During the third quarter of 2003, the Company recognized $0.4 million of previously deferred pre-tax gain from a transaction on the sale of a business. During the nine months ended September 28, 2003, the Company recognized pre-tax gains consisting of a $1.4 million net gain from the sale of buildings, a $0.4 million net gain from the aforementioned sale of a business and a previously deferred $0.3 million gain from the sale of a separate business.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Restructuring Charges (Reversals)

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

For the nine-month period ended September 2003, the Company recorded a net restructuring reversal of approximately $3.0 million. The majority of this net reversal was a result of the reversal of $5.8 million in the Q4 2002 Plan due to lower than expected severance payments. This reversal was offset in part by $0.5 million in higher than anticipated charges relating to the Q4 2001 Plan and $2.3 million in new qualifying charges associated with the Q2 2003 Plan.

A description of each of the four restructuring plans and the activity recorded for the nine-month period ended September 26, 2004 is as follows:

Q2 2003 Plan

During 2003, the Company recognized a $2.0 million restructuring charge in the Life and Analytical Sciences business and a $0.3 million restructuring charge in the Optoelectronics business (the “Q2 2003 Plan”). The purpose of the restructuring was to further improve performance and take advantage of synergies between the Company’s former Life Sciences and Analytical Instruments businesses. The principal actions in the Q2 2003 Plan included lower headcount due to the continued integration of the Life and Analytical Sciences business in a European manufacturing facility and a customer care center as well as a headcount reduction at one of the Optoelectronics manufacturing facilities to reflect recent declining demand for several product lines.

The following table summarizes the components of the Q2 2003 Plan activity for the nine-month period ended September 26, 2004:

Severance and Separation
(In thousands)
Balance at December 28, 2003	$288
Amounts paid	(86)

Balance at September 26, 2004	$202

The Company expects that all remaining Q2 2003 Plan actions will be completed by the end of 2004.

Q4 2002 Plan

In connection with the Company’s decision to combine the Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies, the Company recorded a pre-tax restructuring charge of $26.0 million during the fourth quarter of 2002 (the “Q4 2002 Plan”). The Q4 2002 Plan allowed the Company to combine many business functions worldwide, with the intention to better serve its customers and more fully capitalize on the strengths of the businesses’ sales, service and research and development organizations. The principal actions in the restructuring plan included workforce reductions, closure

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of facilities and disposal of underutilized assets. The following table summarizes the components of the Q4 2002 Plan for the nine-month period ended September 26, 2004:

	Severance	Abandonment of Excess Facilities	Total
	(In thousands)
Balance at December 28, 2003	$2,770	$1,530	$4,300
Amounts paid	(1,792)	(841)	(2,633)

Balance at September 26, 2004	$978	$689	$1,667

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

The Company expects to settle the remaining severance liability under the Q4 2002 Plan by the end of 2004. The Company’s current estimates of its lease commitments on unoccupied buildings under the Q4 2002 Plan extend until 2005.

Q1 2002 Plan

During the first quarter of 2002, the Company’s management developed a plan to restructure several businesses within its Life and Analytical Sciences and Optoelectronics segments (the “Q1 2002 Plan”). The Q1 2002 Plan resulted in pre-tax restructuring charges totaling $9.2 million. The principal actions in the Q1 2002 Plan included workforce and overhead reductions resulting from reorganization activities, including the closure of a manufacturing facility, disposal of underutilized assets and general cost reductions. The restructuring activities under the Q1 2002 Plan were completed in 2003 with the exception of payments due on a leased facility exited in 2002, which were finalized in 2004. The following table summarizes the components of the Q1 2002 Plan for the nine-month period ended September 26, 2004:

Abandonment of Excess Facilities
(In thousands)
Balance at December 28, 2003	$100
Amounts paid	(100)

Balance at September 26, 2004	$—

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

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the Q4 2001 Plan for the nine-month period ended September 26, 2004:

Severance
(In thousands)
Balance at December 28, 2003	$2,471
Amounts paid	(1,024)

Balance at September 26, 2004	$1,447

The remaining liability under the Q4 2001 Plan relates to European severance obligations and is expected to be paid during 2005.

Integration Charges

In addition, as discussed in the Company’s 2003 Form 10-K, the Company established integration reserves relating primarily to the acquisition of Packard. The following table summarizes the activity in the reserves for the nine-month period ended September 26, 2004:

(In thousands)
Accrued integration costs at December 28, 2003	$896
Amounts paid	(388)

Accrued integration costs at September 26, 2004	$508

The integration activities were completed in 2003 with the exception of payments due on leased facilities exited in 2001. Our current estimates of our lease commitments extend through 2005.

(5) Inventories

Inventories consisted of the following:

	September 26, 2004	December 28, 2003
	(In thousands)
Raw materials	$79,093	$80,885
Work in progress	18,780	16,018
Finished goods	91,209	91,699

Total Inventories	$189,082	$188,602

(6) Debt

In December 2002, the Company entered into a senior credit facility. This facility was comprised of a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. This senior credit facility is secured primarily by a substantial portion of the Company’s and its subsidiaries’ domestic assets. During the nine months ended September 26, 2004, the Company repaid $75.0 million of principal on its term loan which resulted in $1.9 million of accelerated amortization of debt issuance costs, included in Interest and Other Expense, Net. As of September 26, 2004 there was $170.0 million of outstanding principal on the term loan and no outstanding principal balance under the revolving credit facility. In October 2004, the Company amended its senior credit facility primarily to allow greater flexibility regarding acquisitions, stock repurchases and debt reduction.

In January 2004, the Company entered into interest rate swap agreements (the “Swaps”) that effectively converted the fixed interest rate on $100.0 million of the Company’s 8 7/8% senior subordinated notes due 2013

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(the “8 7/8% Notes”) to a variable interest rate which is reset semi-annually in arrears based upon six-month USD LIBOR plus 427 basis points. The Swaps have the economic effect of modifying the interest obligations associated with these notes so that the interest payable on the notes effectively becomes variable. The Swaps reduced the annualized interest rate on the 8 7/8% Notes by approximately 79 basis points during the nine months ended September 26, 2004. The Swaps have been designated as fair value hedges. Accordingly, the Swaps are marked to market in the Company’s consolidated financial statements. The fair value of these swap instruments as of September 26, 2004 was approximately $0.7 million and is reported within the carrying amount of the debt. The increase in the fair value of the Swaps is offset by a commensurate decrease in the fair market value of the 8 7/8% Notes.

(7) Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)		(In thousands)
Number of common shares — basic	127,562	126,287	127,123	126,346
Effect of dilutive securities
Stock options and employee stock purchase plan	1,521	1,277	1,788	745
Restricted stock	312	470	319	477

Number of common shares — diluted	129,395	128,034	129,230	127,568

Number of potentially dilutive securities excluded from calculation due to antidilution	8,715	8,701	7,140	11,626

Earnings per share shown on the face of the income statement may not always add due to rounding of certain captioned amounts.

(8) Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)		(In thousands)
Net income	$24,014	$14,269	$58,120	$25,029
Other comprehensive income (loss):
Foreign currency translation adjustments	7,608	(2,810)	(626)	38,262
Unrealized (losses) gains on securities, net of tax	(11)	153	(319)	1,091

	7,597	(2,657)	(945)	39,353

Comprehensive income	$31,611	$11,612	$57,175	$64,382

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of accumulated other comprehensive income were as follows:

	September 26, 2004	December 28, 2003
	(In thousands)
Foreign currency translation adjustments	$43,278	$43,904
Minimum pension liability	(13,038)	(13,038)
Unrealized (losses) gains on securities	(277)	42

Accumulated other comprehensive income	$29,963	$30,908

(9) Industry Segment Information

The accounting policies of the Company’s reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2003 Form 10-K. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant. The operating segments and their principal products and services are:

•	Life and Analytical Sciences: The Company is a leading provider of drug discovery, genetic screening, and environmental and chemical analysis tools, including instruments, reagents, consumables, and services.

•	Optoelectronics: The Company provides a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

•	Fluid Sciences: The Company provides a variety of precision valves, seals, bellows and pneumatic joints for critical control and containment systems for highly demanding environments such as turbine engines and semiconductor fabrication equipment.

Sales and operating profit by segment are shown in the table below:

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)		(In thousands)
Life & Analytical Sciences
Sales	$243,704	$235,085	$750,820	$713,317
Operating profit	18,914	21,312	57,032	53,611
Optoelectronics
Sales	98,610	87,214	279,164	258,326
Operating profit	17,313	11,860	41,814	33,886
Fluid Sciences
Sales	61,089	43,886	178,641	128,534
Operating profit	10,378	5,613	27,868	11,126
Other
Sales	—	—	—	—
Operating loss	(3,714)	(3,869)	(13,858)	(12,182)
Continuing Operations
Sales	$403,403	$366,185	$1,208,625	$1,100,177
Operating profit	42,891	34,916	112,856	86,441

(10) Discontinued Operations

In September 2004, the Company approved a plan to shut down its Computer-To-Plate business as part of its continued efforts to focus on higher growth opportunities. The results of this business were previously

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reported as part of the Optoelectronics reporting segment. The Company has accounted for this business as a discontinued operation in accordance with SFAS No. 144 and, accordingly, has presented the results of operations and related cash flows as a discontinued operation for all periods presented. The assets and liabilities of this business have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 26, 2004 and December 29, 2003. The abandonment of this business resulted in a $1.4 million write-down of certain fixed assets and inventory which is recognized in the loss on dispositions in the three and nine months ended September 26, 2004.

During the nine-month period ended September 26, 2004, the Company settled various claims under certain long-term contracts with the Company’s former Technical Services business, which was sold in August 1999. The net settlements resulted in a pre-tax gain of $0.7 million that was recognized in the third quarter of 2004, for a total of $1.5 million for the nine-month period ended September 26, 2004 and is included in gain on dispositions of discontinued operations for the nine-month period ended September 26, 2004.

During the nine months ended September 28, 2003, the Company completed the sale of a significant portion of its Entertainment Lighting business and abandoned the remaining assets. The Company recorded an incremental loss of $2.1 million on this transaction in the second and third quarters of 2003 as a loss on the disposition of discontinued operations.

In June 2004, the Company approved and executed separate plans to shut down its Electroformed Products business and sell its Ultraviolet Lighting business. The net assets of the Electroformed Products business were written off resulting in a $1.2 million loss for the nine months ended September 26, 2004. The fixed assets and inventory of the Ultraviolet Lighting business were sold in July 2004 for their approximate book value. Such businesses were considered discontinued operations and have been reflected as such in the accompanying summary operating results of discontinued operations and summary of losses (gains) on dispositions of discontinued operations.

Summary operating results of the discontinued operations of the Computer-To-Plate, Entertainment Lighting, Telecommunication Component, Electroformed Products and Ultraviolet Lighting businesses for the periods prior to disposition were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)		(In thousands)
Sales	$308	$581	$3,426	$6,691
Costs and expenses	717	1,576	6,171	12,659

Operating loss from discontinued operations	(409)	(995)	(2,745)	(5,968)
Other (expense) income, net	(105)	(4)	2	309

Operating loss from discontinued operations before income taxes	(514)	(999)	(2,743)	(5,659)
Benefit for income taxes	(196)	(364)	(1,009)	(1,977)

Loss from discontinued operations, net of taxes	$(318)	$(635)	$(1,734)	$(3,682)

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded the following gains and losses, which have been reported as the loss (gain) on dispositions of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)		(In thousands)
Loss on Computer-To-Plate business	$(1,354)	$—	$(1,354)	$—
Gain on contract settlement associated with the Technical Services business	730	—	1,487	—
Gain (loss) on Entertainment Lighting business	—	202	—	(2,115)
Loss on Electroformed Products business	—	—	(1,160)	—
Gain (loss) on Security and Detection Systems business	—	6	—	(41)

(Loss) gain on disposition of discontinued operations before income taxes	(624)	208	(1,027)	(2,156)
(Benefit) provision for income taxes	(355)	70	(560)	(621)

(Loss) gain on disposition of discontinued operations, net of income taxes	$(269)	$138	$(467)	$(1,535)

(11) Stock-Based Compensation

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

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands, except per share data)		(In thousands, except per share data)
Net income as reported	$24,014	$14,269	$58,120	$25,029
Add: Stock-based employee compensation expense (gain) included in net income, net of related tax effects	(179)	455	717	1,364
Deduct: Total stock-based employee compensation expense determined under fair market value method for all awards, net of related tax effects	(3,919)	(4,016)	(12,615)	(13,592)

Pro forma net income	$19,916	$10,708	$46,222	$12,801

Earnings per share:
Basic — as reported	$0.19	$0.11	$0.46	$0.20
Basic — pro forma	$0.16	$0.08	$0.36	$0.10
Diluted — as reported	$0.19	$0.11	$0.45	$0.20
Diluted — pro forma	$0.15	$0.08	$0.36	$0.10

(12) Goodwill and Intangible Assets

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

The changes in the carrying amount of goodwill for the nine-month period ended September 26, 2004 from December 28, 2003 are as follows:

	Life and Analytical Sciences	Optoelectronics	Fluid Sciences	Consolidated
	(In thousands)
Balance, December 28, 2003	$967,479	$36,590	$30,842	$1,034,911
Purchase accounting adjustments	(2,765)	—	—	(2,765)
Foreign currency translation	(1,898)	(7)	—	(1,905)

Balance, September 26, 2004	$962,816	$36,583	$30,842	$1,030,241

Purchase accounting adjustments of $2.8 million represent net amounts remitted back to the Company from an escrow account established in connection with an entity purchased in 2000.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible asset balances at September 26, 2004 and December 28, 2003 were as follows:

	September 26, 2004	December 28, 2003
	(In thousands)
Amortizable intangible assets
Patents	$95,460	$95,260
Less: Accumulated amortization	(34,634)	(27,612)

Net patents	60,826	67,648

Licenses	48,767	48,490
Less: Accumulated amortization	(16,415)	(12,430)

Net licenses	32,352	36,060

Core technology	208,692	208,692
Less: Accumulated amortization	(56,933)	(46,730)

Net core technology	151,759	161,962

Net amortizable intangible assets	244,937	265,670
Non-amortizable intangible assets, primarily trademarks and tradenames	159,033	159,033

TOTALS	$403,970	$424,703

(13) Warranty Reserves

The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. A summary of warranty reserve activity for the three and nine months ended September 26, 2004 and September 28, 2003 is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)		(In thousands)
Balance beginning of period	$9,960	$10,600	$9,798	$9,809
Provision	3,027	3,345	9,674	11,658
Charges	(3,608)	(4,408)	(9,994)	(12,341)
Other	76	4	(23)	415

Balance end of period	$9,455	$9,541	$9,455	$9,541

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Employee Benefit Plans

Net periodic benefit cost (credit) included the following components for the three and nine months ended September 26, 2004 and September 28, 2003:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)
Service cost	$1,534	$1,247	$24	$29
Interest cost	5,491	5,252	136	137
Expected return on plan assets	(5,598)	(5,424)	(224)	(187)
Net amortization and deferral	483	233	(126)	(117)

Net periodic benefit cost (credit)	$1,910	$1,308	$(190)	$(138)

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)
Service cost	$4,584	$3,742	$93	$89
Interest cost	16,423	15,754	392	410
Expected return on plan assets	(16,751)	(16,270)	(579)	(560)
Net amortization and deferral	1,444	698	(361)	(352)

Net periodic benefit cost (credit)	$5,700	$3,924	$(455)	$(413)

To the extent the fair value of plan assets of the pension plan fall below the Accumulated Benefit Obligation, the Company will have to reclassify the amount of the prepaid pension to Stockholders’ Equity.

(15) Guarantor Financial Information

The Company has outstanding $300.0 million in aggregate principal amount of its 8 7/8% Notes. The Company’s payment obligations under the 8 7/8% Notes are guaranteed by some of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). Such guarantee is full and unconditional. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, income statement, balance sheet and statement of cash flow information for the Company (“Parent Company Only”), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Income Statement

Three months ended September 26, 2004

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$71,252	$176,976	$197,713	$(42,538)	$403,403
Cost of sales	53,138	124,011	108,659	(42,538)	243,270
Research and development expenses	735	12,303	8,321	—	21,359
Selling, general and administrative expenses	11,956	36,282	40,804	—	89,042
Other operating expense, net	143	5,445	1,253	—	6,841

Operating income (loss) from continuing operations	5,280	(1,065)	38,676	—	42,891
Other expenses (income) net	8,651	(491)	324	—	8,484

(Loss) income from continuing operations before income taxes	(3,371)	(574)	38,352	—	34,407
(Benefit) provision for income taxes	(920)	(171)	10,897	—	9,806

(Loss) Income from continuing operations	(2,451)	(403)	27,455		24,601
Equity earnings (loss) from subsidiaries, net of tax	27,052	27,455	—	(54,507)	—

Income (loss) from continuing operations	24,601	27,052	27,455	(54,507)	24,601
Loss from discontinued operations, net of income taxes	(587)	—	—	—	(587)

Net income (loss)	$24,014	$27,052	$27,455	$(54,507)	$24,014

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Income Statement

Nine months ended September 26, 2004

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$208,273	$532,132	$597,282	$(129,062)	$1,208,625
Cost of sales	157,322	362,649	338,383	(129,062)	729,292
Research and development expenses	1,959	35,731	25,735	—	63,425
Selling, general and administrative expenses	39,630	116,714	126,052	—	282,396
Other operating expense, net	1,034	17,241	2,381	—	20,656

Operating income (loss) from continuing operations	8,328	(203)	104,731	—	112,856
Other expenses (income) net	28,309	(950)	536	—	27,895

(Loss) income from continuing operations before income taxes	(19,981)	747	104,195	—	84,961
(Benefit) provision for income taxes	(5,794)	216	30,218	—	24,640

(Loss) Income from continuing operations	(14,187)	531	73,977	—	60,321
Equity earnings (loss) from subsidiaries, net of tax	74,508	73,977	—	(148,485)	—

Income (loss) from continuing operations	60,321	74,508	73,977	(148,485)	60,321
Loss from discontinued operations, net of income taxes	(2,201)	—	—	—	(2,201)

Net income (loss)	$58,120	$74,508	$73,977	$(148,485)	$58,120

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Income Statement

Three months ended September 28, 2003

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$52,505	$167,462	$185,132	$(38,914)	$366,185
Cost of sales	41,550	106,783	103,824	(38,914)	213,243
Research and development expenses	922	11,174	7,563	—	19,659
Selling, general and administrative expenses	10,956	38,134	42,454	—	91,544
Other operating (income) expense, net	(175)	9,111	(2,113)	—	6,823

Operating income from continuing operations	(748)	2,260	33,404	—	34,916
Other expenses (income) net	13,080	(1,029)	1,236	—	13,287

(Loss) income from continuing operations before income taxes	(13,828)	3,289	32,168	—	21,629
(Benefit) provision for income taxes	(4,389)	1,084	10,168	—	6,863

(Loss) income from continuing operations	(9,439)	2,205	22,000	—	14,766
Equity earnings (loss) from subsidiaries, net of tax	24,205	22,000	—	(46,205)	—

Income (loss) from continuing operations	14,766	24,205	22,000	(46,205)	14,766
Loss from discontinued operations, net of income taxes	(497)	—	—	—	(497)

Net income (loss)	$14,269	$24,205	$22,000	$(46,205)	$14,269

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Income Statement

Nine months ended September 28, 2003

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$157,781	$456,512	$563,310	$(77,426)	$1,100,177
Cost of sales	124,492	286,716	320,578	(77,426)	654,360
Research and development expenses	3,017	33,826	24,624	—	61,467
Selling, general and administrative expenses	35,425	116,944	129,351	—	281,720
Other operating expense (income), net	151	18,917	(2,879)	—	16,189

Operating (loss) income from continuing operations	(5,304)	109	91,636	—	86,441
Other expenses net	31,300	7,999	2,490	—	41,789

(Loss) income from continuing operations before income taxes	(36,604)	(7,890)	89,146	—	44,652
(Benefit) provision for income taxes	(11,807)	(2,545)	28,758	—	14,406

(Loss) income from continuing operations	(24,797)	(5,345)	60,388	—	30,246
Equity earnings (loss) from subsidiaries, net of tax	55,043	60,388	—	115,431	—

Income (loss) from continuing operations	30,246	55,043	60,388	115,431	30,246
Loss from discontinued operations, net of income taxes	(5,217)	—	—	—	(5,217)

Net income (loss)	$25,029	$55,043	$60,388	$115,431	$25,029

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

September 26, 2004

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$36,724	$—	$183,317	$—	$220,041
Accounts receivable, net	30,990	42,359	199,111	—	272,460
Inventories	23,482	75,719	89,881	—	189,082
Other current assets	38,122	17,984	38,130	—	94,236
Current assets of discontinued operations	1,323	—	—	—	1,323

Total current assets	130,641	136,062	510,439	—	777,142

Property, plant and equipment, net	27,811	133,886	77,484	—	239,181
Investments	8,221	1,150	859	—	10,230
Intangible assets	34,709	1,069,848	329,654	—	1,434,211
Intercompany (payable)/receivable, net	(1,141,867)	854,892	286,975	—	—
Investment in subsidiary	2,897,870	886,227	—	(3,784,097)	—
Other assets	78,365	4,307	15,365	—	98,037
Long-term assets of discontinued operations	513	—	—	—	513

Total assets	$2,036,263	$3,086,372	$1,220,776	$(3,784,097)	$2,559,314

Current liabilities:
Short-term debt	$3,150	$—	$1,845	$—	$4,995
Accounts payable	21,661	45,687	63,879	—	131,227
Accrued restructuring and integration costs	—	1,723	2,101	—	3,824
Accrued expenses	108,388	77,580	115,049	—	301,017
Current liabilities of discontinued operations	858	—	—	—	858

Total current liabilities	134,057	124,990	182,874	—	441,921
Long-term debt	469,493	—	—	—	469,493
Long-term liabilities	42,424	63,512	151,675	—	257,611
Total stockholders’ equity	1,390,289	2,897,870	886,227	(3,784,097)	1,390,289

Total liabilities and stockholders’ equity	$2,036,263	$3,086,372	$1,220,776	$(3,784,097)	$2,559,314

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

December 28, 2003

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$39,360	$—	$152,139	—	$191,499
Accounts receivable, net	27,208	57,019	203,800	—	288,027
Inventories	20,459	78,714	89,429	—	188,602
Other current assets	38,082	20,714	35,883	—	94,679
Current assets of discontinued operations	3,493	—	—	—	3,493

Total current assets	128,602	156,447	481,251	—	766,300

Property, plant and equipment, net	29,439	149,394	87,528	—	266,361
Investments	7,910	994	1,970	—	10,874
Goodwill and intangible assets	29,470	1,098,624	331,520	—	1,459,614
Intercompany (payable)/receivable, net	(1,013,702)	767,949	245,753	—	—
Investment in subsidiary	2,804,799	829,571	—	(3,634,370)	—
Other assets	85,139	4,442	10,639	—	100,220
Long-term assets of discontinued operations	4,358	—	—	—	4,358

Total assets	$2,076,015	$3,007,421	$1,158,661	$(3,634,370)	$2,607,727

Current liabilities:
Short-term debt	$3,150	$—	$2,017	—	$5,167
Accounts payable	26,311	51,580	76,369	—	154,260
Accrued restructuring and integration costs	—	4,497	3,558	—	8,055
Accrued expenses	107,689	83,993	92,013	—	283,695
Current liabilities of discontinued operations	846	—	—	—	846

Total current liabilities	137,996	140,070	173,957	—	452,023
Long-term debt	544,307	—	—	—	544,307
Long-term liabilities	44,662	62,552	155,133	—	262,347
Total stockholders’ equity	1,349,050	2,804,799	829,571	(3,634,370)	1,349,050

Total liabilities and stockholders’ equity	$2,076,015	$3,007,421	$1,158,661	$(3,634,370)	$2,607,727

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Cash Flow Statement

Nine months ended September 26, 2004

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by continuing operating activities	$87,391	$6,818	$35,058	$—	$129,267
Net cash provided by discontinued operating activities	477	—	—	—	477

Net cash provided by operating activities	87,868	6,818	35,058	—	129,744

Investing Activities
Proceeds from disposition of businesses, PP&E, net	3,442	—	—	—	3,442
Capital expenditures	(1,527)	(6,818)	(4,220)	—	(12,565)
Proceeds related to acquisitions, net of cash acquired	2,765	—	—	—	2,765

Net cash provided by (used in) Continuing Operations	4,680	(6,818)	(4,220)	—	(6,358)
Net cash provided by Discontinued Operations	646	—	—	—	646

Net cash provided by (used in) investing activities	5,326	(6,818)	(4,220)	—	(5,712)

Financing Activities
Payment of term loan debt	(75,000)	—	—	—	(75,000)
Decrease in other credit facilities	(108)	—	(172)	—	(280)
Proceeds from issuance of common stock for employee benefit plans	6,092	—	—	—	6,092
Cash dividends	(26,814)	—	—	—	(26,814)

Net cash used in financing activities	(95,830)	—	(172)	—	(96,002)

Effect of exchange rates on cash and cash equivalents	—	—	512	—	512

Net (decrease) increase in cash and cash equivalents	(2,636)	—	13,689		28,542
Cash and cash equivalents, beginning of period	39,360	—	152,139	—	191,499

Cash and cash equivalents, end of period	$36,724	$—	$183,317	$—	$220,041

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Cash Flow Statement

Nine months ended September 28, 2003

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) continuing operating activities	$75,610	$(688)	$15,250	$—	$90,172
Net cash used in discontinued operating activities	(600)	—	—	—	(600)

Net cash provided by (used in) operating activities	75,010	(688)	15,250	—	89,572

Investing Activities
Cash withdrawn from escrow to pay debt	187,477	—	—	—	187,477
Proceeds from disposition of businesses, PP&E, net	3,295	—	—	—	3,295
Capital expenditures	(907)	(5,826)	(4,461)	—	(11,194)
Settlement of the disposition of business, net	(846)	—	—	—	(846)
Proceeds related to acquisitions, net of cash Acquired	534	—	—	—	534

Net cash provided by (used in) Continuing Operations	189,553	(5,826)	(4,461)	—	179,266
Net cash provided by Discontinued Operations	1,400	—	—	—	1,400

Net cash provided by (used in) investing activities	190,953	(5,826)	(4,461)	—	180,666

Financing Activities
Payment of Zero Coupon Convertible Notes	(189,901)	—	—	—	(189,901)
Payment of term loan debt	(50,000)	—	—	—	(50,000)
(Decrease) increase in other credit facilities	(1,827)	—	90	—	(1,737)
Proceeds from issuance of common stock for employee benefit plans	2,355	—	—	—	2,355
Payment of debt issuance costs	(1,725)	—	—	—	(1,725)
Cash dividends	(26,531)	—	—	—	(26,531)

Net cash (used in) provided by financing activities	(267,629)	—	90	—	(267,539)

Effect of exchange rates on cash and cash equivalents	—	—	8,002	—	8,002

Net increase (decrease) in cash and cash equivalents	(1,666)	(6,514)	18,881		10,701
Cash and cash equivalents, beginning of period	27,745	6,981	95,889	—	130,615

Cash and cash equivalents, end of period	$26,079	$467	$114,770	$—	$141,316

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) Contingencies

The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. The Company intends to defend itself vigorously in these matters. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner that is unfavorable to the Company. The Company has established accruals for matters when it is determined that a loss is probable and reasonably estimable. The Company is currently unable, however, to determine whether resolution of these matters will have a material adverse impact on its financial position or results of operations.

The Company and certain officers have been named as defendants in a class action lawsuit filed in July 2002, and the Company and certain officers and directors have been named as defendants in purported derivative lawsuits filed in June and July 2004. The plaintiffs in all of these suits have alleged various statements made by the Company and management, during the same time period for all three suits, were misleading with respect to the Company’s prospects and future operating results. Further information with respect to these lawsuits is contained in Part II, Item 1 Legal Proceedings of this quarterly report. The Company believes that it has meritorious defenses to these lawsuits and is contesting the actions vigorously. The Company is currently unable however, to reasonably estimate the amount of the loss, if any, that may result from resolution of these matters.

In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and the cost can be reasonably estimated. The Company had accrued $4.3 million as of September 26, 2004, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to ten years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company’s financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the potential exposure is not expected to be materially different than the amounts recorded.

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

In connection with the combination of our Life Sciences and Analytical Instruments business units, we recorded a $26.0 million restructuring charge in the fourth quarter of 2002 as a result of workforce reductions, facility closures and contract terminations. These actions were completed during 2003, with the exception of lease commitment payouts, which we expect to complete in 2005. We achieved in excess of the original range of $12 million to $25 million in anticipated pre-tax cost savings in fiscal 2003 from the combination of our Life Sciences and Analytical Instruments businesses relative to our fiscal 2002 cost levels. We are targeting additional pre-tax cost savings from the combination of between $5 million and $20 million in fiscal 2004, for combined pre-tax cost savings in 2004 of between $30 million and $45 million relative to our fiscal 2002 cost levels. Unforeseen factors may offset some or all of the estimated cost savings or other benefits from the integration. As a result, our actual cost savings, if any, could differ or be delayed, compared to our estimates.

Consolidated Results of Continuing Operations

Sales

Sales for the third quarter of 2004 were $403.4 million, versus $366.2 million for the third quarter of 2003, an increase of $37.2 million, or 10%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $9.2 million in the third quarter of 2004 as compared to the third quarter of 2003. The overall increase in sales reflects an $8.6 million, or 4%, increase in our Life and Analytical Sciences segment sales, which grew from $235.1 million in the third quarter of 2003 to $243.7 million in the third quarter of 2004. Approximately $7.4 million of the increase in Life and Analytical Sciences segment sales was attributable to favorable changes in foreign exchange rates compared to the third quarter of 2003. Our Optoelectronics segment sales grew $11.4 million, or 13%, from $87.2 million in the third quarter of 2003 to $98.6 million in the third quarter of 2004. Approximately $1.6 million of the increase in Optoelectronics segment sales was attributable to favorable changes in foreign exchange rates compared to the third quarter of 2003. Our Fluid Sciences segment sales grew $17.2 million, or 39%, from $43.9 million in the third quarter of 2003 to $61.1 million in the third quarter of 2004. Approximately $0.2 million of the increase in Fluid Sciences segment sales was attributable to favorable changes in foreign exchange rates compared to the third quarter of 2003.

Sales for the nine-month period ended September 26, 2004 were $1,208.6 million, versus $1,100.2 million for the nine-month period ended September 28, 2003, an increase of $108.4 million, or 10%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $34.5 million in the nine-month period ended September 26, 2004, as compared to the nine-month period ended September 28, 2003. The overall increase in sales reflects a $37.5 million, or 5%, increase in our Life and Analytical Sciences segment sales, which grew from $713.3 million in the nine-month period ended September 28, 2003, to $750.8 million in the nine-month period ended September 26, 2004. Approximately $28.5 million of the increase in Life and Analytical Sciences segment sales was attributable to favorable changes in foreign exchange rates compared to the nine-month period ended September 28, 2003. Our Optoelectronics segment sales grew $20.9 million, or 8%, from $258.3 million in the nine-month period ended September 28, 2003, to $279.2 million in the nine-month period ended September 26, 2004. Approximately $5.0 million of the increase in Optoelectronics segment sales was attributable to favorable changes in foreign exchange rates compared to the nine-month period ended September 28, 2003. Our Fluid Sciences segment sales grew $50.1 million, or 39%, from $128.5 million in the nine-month period ended September 28, 2003 to $178.6 million in the nine-month period ended September 26, 2004. Approximately $1.0 million of the increase in Fluid Sciences segment sales was attributable to favorable changes in foreign exchange rates compared to the nine-month period ended September 28, 2003.

Cost of Sales

Cost of sales for the third quarter of 2004 was $243.3 million, versus $213.2 million for the third quarter of 2003, an increase of $30.1 million, or 14%. As a percentage of sales, cost of sales increased to 60.3% in the third quarter of 2004 from 58.2% in the third quarter of 2003, resulting in a decrease in gross margin of 210 basis points from 41.8% in the third quarter of 2003 to 39.7% in the third quarter of 2004. The decrease in gross margin was primarily attributable to a higher percentage of total sales coming from our Fluid Sciences segment, which has lower gross margins than our Optoelectronics and Life and Analytical Sciences segments. Although our Fluid Sciences segment has lower gross margins than our Optoelectronics and Life and Analytical Sciences segments, it also has lower operating expenses as a percentage of sales. Also contributing to the decrease in gross margin were site consolidation costs relating to the closure of certain Life and Analytical Science segment sites.

Cost of sales for the nine-month period ended September 26, 2004 was $729.3 million, versus $654.4 million for the nine-month period ended September 28, 2003, an increase of $74.9 million, or 11%. As a percentage of sales, cost of sales increased to 60.3% in the nine-month period ended September 26, 2004 from 59.5% in the nine-month period ended September 28, 2003, resulting in a decrease in gross margin of 80 basis points from 40.5% in 2003 to 39.7% in 2004. The decrease in gross margin was primarily attributable to a higher percentage of total sales coming from our Fluid Sciences segment, which has lower gross margins than our Optoelectronics and Life and Analytical Sciences segments. Although our Fluid Sciences segment has lower gross margins than our Optoelectronics and Life and Analytical Sciences segments, it also has lower operating expenses as a percentage of sales.

Research and Development Expenses

Research and development expenses for the third quarter of 2004 were $21.4 million versus $19.7 million for the third quarter of 2003, an increase of $1.7 million, or 9%. As a percentage of sales, research and development expenses decreased to 5.3% in the third quarter of 2004 from 5.4% in the third quarter of 2003, primarily due to the consolidation of research and development activities and sites. We directed our research and development efforts during the third quarters of 2004 and 2003 primarily toward genetic screening and biopharmaceutical end markets within our Life and Analytical Sciences reporting segment and digital imaging and industrial products within our Optoelectronics reporting segment. We expect our research and development efforts to continue to emphasize the health sciences end markets. We expect our research and development spending as a percentage of revenue for fiscal 2004 to remain in line with our historical levels in fiscal 2003.

Research and development expenses for the nine-month period ended September 26, 2004 were $63.4 million versus $61.5 million for the nine-month period ended September 28, 2003, an increase of $1.9 million, or 3%. As a percentage of sales, research and development expenses decreased to 5.2% in the nine-month period ended September 26, 2004 from 5.6% in the nine-month period ended September 28, 2003, primarily due to increased synergies and associated cost savings resulting from our consolidation of research and development activities and sites.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2004 were $89.0 million, versus $91.5 million for the third quarter of 2003, a decrease of $2.5 million, or 3%. As a percentage of sales, selling, general and administrative expenses decreased 2.9% to 22.1% in the third quarter of 2004 from 25.0% in the third quarter of 2003. The decrease as a percentage of was primarily the result of productivity improvements resulting from prior year integration and restructuring efforts, increased sales from our Fluid Sciences segment and increased service revenue from our Life and Analytical Sciences segment. Our Fluid Sciences segment revenues and our Life and Analytical Sciences segment service revenues have lower operating expenses as a percentage of sales than our Optoelectronics segment and other Life and Analytical Sciences product lines.

Selling, general and administrative expenses for the nine-month period ended September 26, 2004 were $282.4 million, versus $281.7 million for the nine-month period ended September 28, 2003, an increase of $0.7 million, or 0.2%. As a percentage of sales, selling, general and administrative expenses decreased 2.2% to 23.4% in the nine-month period ended September 26, 2004 from 25.6% in the nine-month period ended September 28, 2003. The decrease as a percentage of sales was primarily the result of productivity improvements resulting from prior year integration and restructuring efforts, increased sales from our Fluid Sciences segment and increased service revenue from our Life and Analytical Sciences segment. Our Fluid Sciences segment revenues and our Life and Analytical Sciences segment service revenues have lower operating expenses as a percentage of sales than our Optoelectronics segment and other Life and Analytical Sciences product lines.

Restructuring Charges (Reversals), Net

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

For the nine-month period ended September 2003, we had a net restructuring reversal of approximately $3.0 million. The majority of this net reversal was a result of a reversal of $5.8 million in the Q4 2002 Plan and was due to lower than expected severance payments. This reversal was offset in part by $0.5 million in higher than anticipated charges relating to the Q4 2001 Plan and $2.3 million in new qualifying charges associated with the Q2 2003 Plan. There were no such reversals in the nine-month period ended September 26, 2004.

A description of each of our four restructuring plans and the activity recorded for the nine-month period ended September 26, 2004 is as follows:

Q2 2003 Plan

During 2003, we recognized a $2.0 million restructuring charge in the Life and Analytical Sciences business and a $0.3 million restructuring charge in the Optoelectronics business. The purpose of this Q2 2003 Plan was to further improve performance and take advantage of synergies between our former Life Sciences and Analytical Instruments businesses. The principal actions in this restructuring plan included lower headcount due to the continued integration of the Life and Analytical Sciences business in a European manufacturing facility and a customer care center as well as a headcount reduction at one of the Optoelectronics manufacturing facilities to reflect recent declining demand for several product lines.

The following table summarizes the components of our Q2 2003 Plan activity for the nine-month period ended September 26, 2004:

Severance and Separation
(In thousands)
Balance at December 28, 2003	$288
Amounts paid	(86)

Balance at September 26, 2004	$202

We anticipate that all remaining Q2 2003 Plan actions will be completed by the end of 2004.

Q4 2002 Plan

In connection with our decision to combine the Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies, we recorded a pre-tax restructuring charge of $26.0 million during the fourth quarter of 2002. The Q4 2002 Plan allowed us to combine many business functions worldwide, with the intention to better serve our customers and more fully capitalize on the strengths of the businesses’ sales, service and research and development organizations. The principal actions in the Q4 2002 Plan included workforce reductions, closure of facilities and disposal of underutilized assets. The following table summarizes the components of our Q4 2002 Plan for the nine-month period ended September 26, 2004:

	Severance	Abandonment of Excess Facilities	Total
	(In thousands)
Balance at December 28, 2003	$2,770	$1,530	$4,300
Amounts paid	(1,792)	(841)	(2,633)

Balance at September 26, 2004	$978	$689	$1,667

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

We expect to settle the remaining severance liability under the Q4 2002 Plan by the end of 2004. Our current estimates on our lease commitments on unoccupied buildings extend until 2005.

Q1 2002 Plan

During the first quarter of 2002, we developed a plan to restructure several businesses within our Life and Analytical Sciences and Optoelectronics segments. The Q1 2002 Plan resulted in pre-tax restructuring charges totaling $9.2 million. The principal actions in the Q1 2002 Plan included workforce and overhead reductions resulting from reorganization activities, including the closure of a manufacturing facility, disposal of underutilized assets and general cost reductions. The restructuring activities were completed in 2003 with the exception of payments due on a leased facility exited in 2002, which were paid in 2004. The following table summarizes the components of our Q1 2002 Plan for the nine-month period ended September 26, 2004:

Abandonment of Excess Facilities
(In thousands)
Balance at December 28, 2003	$100
Amounts paid	(100)

Balance at September 26, 2004	$—

Q4 2001 Plan

During the fourth quarter of 2001, in connection with the integration of Packard Bioscience Company, which we acquired that quarter, and a restructuring of sales offices in Europe, we recorded a restructuring charge of $9.2 million in the Life and Analytical Sciences segment. The principal actions in the Q4 2001 Plan include the closing or consolidation of several leased sales and services offices in Europe, as well as costs associated with the closure of a manufacturing facility in Europe, the closure of leased manufacturing facilities in the United States and the disposal of related assets. These actions were designed to streamline the organization and take advantage of the synergies offered by the Packard acquisition as they relate to the legacy Life and Analytical Science segment.

The following table summarizes the components of our Q4 2001 Plan for the nine-month period ended September 26, 2004:

Severance
(In thousands)
Balance at December 28, 2003	$2,471
Amounts paid	(1,024)

Balance at September 26, 2004	$1,447

The remaining liability under the Q4 2001 Plan relates to European severance obligations that we expect to pay during 2005.

Integration Charges

In addition, as discussed in our annual report on Form 10-K for the fiscal year ended December 28, 2003, we have established integration reserves relating to the acquisition of Packard. The integration activities were completed in early 2003 with the exception of $0.9 million of remaining payments due on leased facilities exited in 2001 that will be paid through 2005. During the nine-month period ended September 26, 2004, we expended $0.4 million to execute these actions.

Gains on Dispositions

Gains on dispositions resulted in a net gain of $0.3 million in the three-month period ended September 26, 2004 compared to a net gain of $0.4 million in the three-month period ended September 28, 2003. Gains on dispositions in the three-month period ended September 26, 2004 included a $0.4 million net gain from the sale of machinery and equipment and a $0.1 million net loss from the sale of a building. Gains on dispositions in the three-month period ended September 28, 2003 included $0.4 million of previously deferred gain from a transaction on the sale of a business.

Gains on dispositions resulted in a net gain of $0.7 million in the nine-month period ended September 26, 2004 compared to a net gain of $2.1 million in the nine-month period ended September 28, 2003. Gains on dispositions in the nine-month period ended September 26, 2004 included a $0.4 million net gain from the sale of machinery and equipment and a $0.3 million net gain from the sale of buildings. Gains on dispositions in the nine-month period ended September 28, 2003 included a $1.4 million net gain from the sale of buildings, a $0.4 million net gain from the aforementioned sale of a business and a previously deferred $0.3 million gain from the sale of a separate business.

Amortization of Intangible Assets

Amortization of intangible assets was $7.1 million for the third quarter of 2004 and $7.0 for the third quarter of 2003. Amortization expense was $21.3 million for the nine-month period ended September 26, 2004 and $21.2 million for the nine-month period ended September 28, 2003.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)		(In thousands)
Interest income	$(618)	$(475)	$(1,458)	$(2,190)
Interest expense	9,413	12,458	28,460	40,763
Acceleration of amortization of debt issue costs	345	383	1,877	1,002
Other	(656)	921	(984)	2,214

	$8,484	$13,287	$27,895	$41,789

Interest and other expense, net for the three months ended September 26, 2004 was $8.5 million, versus $13.3 million for the three months ended September 28, 2003, a decrease of $4.8 million, or 36%. For the nine months ended September 26, 2004, interest and other expense was $27.9 million versus $41.8 million for the comparable period in 2003, a decrease of $13.9 million, or 33%. The decrease in interest and other expense, net in 2004 as compared to 2003, was due primarily to lower outstanding borrowings and, to a lesser extent, lower average borrowing rates resulting from the December 2003 amendment of our credit facility that reduced the interest rate margin attributable to our term loan. Fixed to floating interest rate swaps that we entered into in January 2004, applicable to $100 million of our outstanding fixed rate debt, further decreased our effective interest rate during 2004 as compared to 2003. The decrease in interest expense in 2004, as compared to the comparable periods in 2003, was offset in part by an increase in accelerated amortization of debt issuance costs resulting from partial prepayments of our term debt during the nine months ended September 26, 2004. A discussion of our liquidity and our prospective borrowing costs is set forth below under the heading “Liquidity and Capital Resources.”

Provision/Benefit for Income Taxes

The third quarter 2004 provision for income taxes was $9.8 million, compared to a provision of $6.9 million for the third quarter of 2003. The effective tax rate for the third quarter of 2004 was 28.5%, compared to an effective tax rate of 31.7% for the third quarter of 2003. The provision for income taxes was $24.6 million for the nine-month period ended September 26, 2004, compared to a provision of $14.4 million for the nine-month period ended September 28, 2003. The effective tax rate was 29.0% during the nine-month period ended September 26, 2004 compared to an effective tax rate of 32.3% for the nine-month period ended September 28, 2003. The increased provisions for income taxes for the quarter and nine-month periods ended September 26, 2004, compared to the corresponding periods ended September 28, 2003, were due to increases in net income for the periods ended September 26, 2004. The reduced effective tax rates for the quarter and nine-month periods ended September 26, 2004, compared to the corresponding periods ended September 28, 2003, were due to changes in our anticipated 2004 geographic pattern of income and losses and a lower U.S. tax cost on foreign earnings.

Discontinued Operations

We recorded the following gains and losses, which we report as the loss on dispositions of discontinued operations, during the three- and nine-month periods ended September 26, 2004 and September 28, 2003:

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)		(In thousands)
Loss on Computer-To-Plate business	$(1,354)	$—	$(1,354)	$—
Gain on contract settlement associated with the Technical Services business	730	—	1,487	—
Gain (loss) on Entertainment Lighting business	—	202	—	(2,115)
Loss on Impairment of Electroformed Products business	—	—	(1,160)	—
Gain (loss) on Security and Detection Systems business	—	6	—	(41)

Net (loss) gain on disposition of discontinued operations before income taxes	(624)	208	(1,027)	(2,156)
(Benefit) provision for income taxes	(355)	70	(560)	(621)

(Loss) gain on disposition of discontinued operations, net of income taxes	$(269)	$138	$(467)	$(1,535)

Contingencies

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $4.3 million as of September 26, 2004, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where we have been named a potentially responsible party, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position or results of operations. While it is possible that a material loss exceeding the amounts recorded may be incurred, we do not expect the potential exposure to be materially different from the amounts we recorded.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

Sales for the third quarter of 2004 were $243.7 million, versus $235.1 million for the third quarter of 2003, an increase of $8.6 million, or 4%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $7.4 million in the third quarter of 2004, as compared to the third quarter of 2003. The following analysis compares selected sales by market and product type for the third quarter of 2004, as compared to the third quarter of 2003, and includes the effect of foreign exchange rate fluctuations. Sales to environmental and chemical analysis customers increased $5.6 million, sales of our OneSourceTM laboratory services increased $3.9 million, sales to biopharmaceutical customers decreased $3.5 million and sales to genetic screening customers increased $2.6 million. Sales by type of product included increases in sales of instruments of $7.6 million and services of $3.9 million, offset in part by a decrease in sales of consumables of $2.9 million.

Sales for the nine-month period ended September 26, 2004 were $750.8 million, versus $713.3 million for the nine-month period ended September 28, 2003, an increase of $37.5 million, or 5%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $28.5 million in the nine-month period ended September 26, 2004, as compared to the nine-month period ended September 28, 2003. The following analysis compares selected sales by market and product type for the nine-month period ended September 26, 2004, as compared to the nine-month period ended September 28, 2003, and includes the effect of foreign exchange rate fluctuations. Sales to environmental and chemical analysis customers increased $16.3 million, sales of our OneSourceTM laboratory services increased $11.9 million, sales to genetic screening customers increased $5.9 million and sales to biopharmaceutical customers increased $3.4 million. Sales by type of product included increases in sales of instruments of $27.0 million and services of $11.9 million, offset in part by a decrease in consumables of $1.4 million.

Operating profit for the third quarter of 2004 was $18.9 million, versus $21.3 million for the third quarter of 2003, a decrease of $2.4 million, or 11%. The operating profit for the third quarter of 2004 included $2.2 million of net plant closure costs. The benefits of increased sales volume and productivity improvements during the quarter were offset by the unfavorable impact of price and product mix. In addition, operating profit for the third quarter of 2004 included losses on dispositions of $0.1 million, compared to a loss on restructuring reversals and gains on dispositions of $0.1 million in the third quarter of 2003. Amortization of intangible assets was $6.6 million for the third quarter of 2004, versus $6.5 million for the third quarter of 2003.

Operating profit for the nine-month period ended September 26, 2004 was $57.0 million, versus $53.6 million for the nine-month period ended September 28, 2003, an increase of $3.4 million, or 6%. The increase in operating profit in the nine-month period ended September 26, 2004, as compared to the nine-month period ended September 28, 2003, was primarily the result of increased sales volume and productivity improvements resulting from prior year integration and restructuring efforts, offset in part by the above mentioned third quarter 2004 site consolidation costs. In addition, operating profit for the nine-month period ended September 26, 2004 included gains on dispositions of $0.3 million and for the nine-month period ended September 28, 2003 included restructuring reversals and gains on dispositions of $3.2 million. Amortization of intangible assets was $19.7 million for the nine-month period ended September 26, 2004, versus $19.5 million for the nine-month period ended September 28, 2003.

Optoelectronics

Sales for the third quarter of 2004 were $98.6 million, versus $87.2 million for the third quarter of 2003, an increase of $11.4 million, or 13%. Changes in foreign exchange rates increased sales by approximately $1.6 million in the third quarter of 2004, as compared to the third quarter of 2003. The following analysis of sales by product line for the third quarter of 2004, as compared to the third quarter of 2003, includes the effects of changes in foreign exchange rates. Sales of digital imaging products increased by $7.3 million, sales within our sensors product line increased $3.8 million, and sales within our industrial systems product line increased by $2.5 million. These increases were offset in part by sales decreases totaling $2.2 million in our specialty lighting product line.

Sales for the nine-month period ended September 26, 2004 were $279.2 million, versus $258.3 million for the nine-month period ended September 28, 2003, an increase of $20.9 million, or 8%. Changes in foreign exchange rates increased sales by approximately $5.0 million in the nine-month period ended September 26, 2004, as compared to the nine-month period ended September 28, 2003. The following analysis of sales by product line for the nine-month period ended September 26, 2004, as compared to the nine-month period ended September 28, 2003, includes the effects of changes in foreign exchange rates. Sales of digital imaging products increased by $14.1 million, sales within our industrial systems product line increased by $6.8 million, and sales within our sensors product line increased $2.7 million. These increases were offset in part by sales decreases totaling $2.7 million in our specialty lighting product line.

Operating profit for the third quarter of 2004 was $17.3 million, versus $11.9 million for the third quarter of 2003, an increase of $5.4 million, or 46%. The increase in operating profit in the third quarter of 2004, as compared to the third quarter of 2003, was primarily the result of increased sales volume, which increased operating profit by approximately $4.9 million, and productivity improvements of approximately $2.9 million, both offset in part by pricing reductions of approximately $2.4 million. Amortization of intangible assets was $0.3 million for both the third quarter of 2004 and the third quarter of 2003.

Operating profit for the nine-month period ended September 26, 2004 was $41.8 million, versus $33.9 million for the nine-month period ended September 28, 2003, an increase of $7.9 million, or 23%. The increase in operating profit in the nine-month period ended September 26, 2004, as compared to the nine-month period ended September 28, 2003, was primarily the result of increased sales volume, which increased operating profit by approximately $9.0 million, and productivity improvements of approximately $6.0 million, both offset by pricing reductions of approximately $6.6 million. In addition, operating profit for the nine-month period ended September 26, 2004 included gains on dispositions of $0.4 million and for the nine-month period ended September 28, 2003 included restructuring reversals and gains on dispositions of $0.9 million. Amortization of intangible assets was $0.9 million for the nine-month period ended September 26, 2004 and for the nine-month period ended September 28, 2003.

Fluid Sciences

Sales for the third quarter of 2004 were $61.1 million, versus $43.9 million for the third quarter of 2003, an increase of $17.2 million, or 39%. Changes in foreign exchange rates increased sales by approximately $0.2 million in the third quarter of 2004, as compared to the third quarter of 2003. The following analysis of sales by product line for the third quarter of 2004, as compared to the third quarter of 2003, includes the effects of changes in foreign exchange rates. Sales increased $8.5 million in our semiconductor business, $7.8 million in our aerospace business, $0.7 million in our fluid testing business and $0.2 million in our energy technology business. The increase in our semiconductor business was partly attributable to a recovery in that market, and the increase in our aerospace business is partly attributable to a gradual recovery in the end markets for these products.

Sales for the nine-month period ended September 26, 2004 were $178.6 million, versus $128.5 million for the nine-month period ended September 28, 2003, an increase of $50.1 million, or 39%. Changes in foreign exchange rates increased sales by approximately $1.0 million in the nine-month period ended September 26, 2004, as compared to the nine-month period ended September 28, 2003. The following analysis of sales by product line for the nine-month period ended September 26, 2004, as compared to the nine-month period ended September 28, 2003, includes the effects of changes in foreign exchange rates. Sales increased $25.1 million in our semiconductor business, $21.0 million in our aerospace business, $3.6 million in our fluid testing business and $0.4 million in our energy technology business. The increase in our semiconductor business was partly attributable to a recovery in that market, and the increase in our aerospace business is partly attributable to a gradual recovery in the end markets for these products.

Operating profit for the third quarter of 2004 was $10.4 million, versus $5.6 million for the third quarter of 2003, an increase of $4.8 million, or 85%. The increase in operating profit in the third quarter of 2004, as compared to the third quarter of 2003, was the result of increased sales with relatively stable fixed costs. In addition, operating profit for the third quarter of 2003 included restructuring reversals and gains on dispositions totaling $0.3 million. There were no restructuring reversals or gains on dispositions in the third quarter of 2004. Amortization of intangible assets was $0.2 million for both the third quarter of 2004 and the third quarter of 2003.

Operating profit for the nine-month period ended September 26, 2004 was $27.9 million, versus $11.1 million for the nine-month period ended September 28, 2003, an increase of $16.8 million, or 150%. The increase in operating profit in the nine-month period ended September 26, 2004, as compared to the nine-month period ended September 28, 2003, was primarily the result of relatively stable fixed costs and higher sales volume. In addition, operating profit for the nine months ended September 28, 2003 included restructuring reversals and gains on dispositions totaling $0.9 million. There were no restructuring reversals or gains on dispositions in the nine-month period ended September 26, 2004. Amortization of intangible assets was $0.7 million for the nine-month period ended September 26, 2004 and $0.9 million for the nine-month period ended September 28, 2003.

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

Principal factors that could affect the availability of our internally generated funds include:

•	deterioration of sales due to weakness in markets in which we sell our products and services,

•	changes in our working capital requirements, and

•	our ability to successfully repatriate cash balances from our foreign subsidiaries for use in settling domestic obligations which may be affected by recently enacted legislation.

Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in our borrowings that limit our total borrowing capacity,

•	increases in interest rates applicable to our outstanding variable rate debt,

•	a ratings downgrade that would limit our ability to borrow under our accounts receivable facility and our overall access to the corporate debt market,

•	volatility in the markets for corporate debt,

•	a decrease in the market price for our common stock, and

•	volatility in the public equity markets.

Cash Flows

Operating Activities. Net cash generated by continuing operations operating activities was $129.3 million in the nine months ended September 26, 2004, compared to cash generated by continuing operations operating activities of $90.2 million for the nine months ended September 28, 2003. Contributing to the generation of cash from operating activities during the nine months ended September 26, 2004 were net income from continuing operations of $60.3 million and depreciation and amortization of $56.4 million. These amounts were offset in part by a net increase in working capital accounts of $9.2 million, consisting primarily of a decrease in accounts payable of $23.1 million, offset in part by a $14.7 million reduction in accounts receivable and an increase in inventory of $0.8 million. There was no incremental use of our accounts receivable securitization facility during the nine months ended September 26, 2004. The amount outstanding under this facility totaled $45.0 million at both December 28, 2003 and September 26, 2004. Net cash generated from changes in accrued expenses, restructuring, other assets and liabilities, and other items totaled $21.8 million during the nine months ended September 26, 2004.

Investing Activities. Investing activities related to continuing operations used $6.4 million of cash in the nine months ended September 26, 2004, compared to $179.3 million of cash from continuing operations investing activities in the nine months ended September 28, 2003. In the nine months ended September 26, 2004, we made capital expenditures of $12.6 million mainly for tooling and productivity improvements and for system and facility costs related to integration activities. We also derived $3.4 million from sales of a building and equipment, $2.8 million from the settlement of an escrow related to an entity acquired in 2000 and $0.6 million from discontinued operations investing activities in the nine months ended September 26, 2004. The $179.3 million of cash generated from continuing operations investing activities in the nine month period ended September 28, 2003 was primarily comprised of $187.5 million of cash withdrawn from escrow to repay debt, $3.3 million of proceeds from dispositions of property, plant and equipment, $0.5 million from proceeds related to acquisitions and $1.4 million from discontinued operations investing activity, offset in part by capital expenditures of $11.2 million and business disposition transaction payments of $0.8 million. In fiscal year 2004, we expect to incur a total of approximately $15.0 million to $20.0 million in capital expenditures; however, our capital expenditures are dependent on economic conditions.

Financing Activities. In the nine months ended September 26, 2004, we used $96.0 million of net cash in financing activities, compared to $267.5 million of cash used in the nine months ended September 28, 2003. Debt reductions during the nine months ended September 26, 2004 totaled $75.3 million, primarily comprised of $75.0 million used to repay a portion of our term loan. We paid $26.8 million in dividends and received net cash proceeds from the exercise of employee stock options of $6.1 million in the nine months ended September 26, 2004.

Borrowing Arrangements

Senior Secured Credit Facility. In December 2002, we entered into a senior credit facility. This facility is comprised of a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. Over the last seven quarters, we have paid down approximately $145.0 million of this loan, which we may not borrow upon again in the future. In the third quarter of 2004, we made $15.0 million of principal payments on the term loan. At September 26, 2004 we had $170.0 million outstanding under our term loan. We had no outstanding principal balance under our revolving credit facility at September 26, 2004 or at any other time during the year. Our senior credit facility is secured primarily by a substantial portion of our and our subsidiaries’ domestic assets. In October 2004, the Company amended its senior credit facility primarily to allow greater flexibility regarding acquisitions, stock repurchases and debt reduction.

Interest rates under the senior credit facility applicable to the term loan and to the revolving credit facility are determined as a margin over either the Eurodollar rate or the base rate and are reset on a one month, three month or six month basis, at our option. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. Effective as of May 14, 2004, and for all periods thereafter, the applicable margin for the term loan was 200 basis points for the Eurodollar rate and 100 basis points for the base rate. We may allocate all or a portion of our indebtedness under the senior credit facility to interest based upon the margin over the Eurodollar rate or the base rate. For the third quarter of 2004, we allocated our term loan indebtedness primarily to the Eurodollar-based interest rate, resulting in an average rate of 355 basis points.

The term loan is repayable in mandatory nominal quarterly installments of $0.8 million until December 2007, and thereafter in four equal quarterly installments of 25% of the then outstanding balance until December 2008. Additionally, annual principal payments ranging from 0% to 50% of excess cash flow based on the leverage ratio at the end of the prior fiscal year, as defined in the credit agreement, are payable six months following the end of each fiscal year. The revolving credit facility is available to us through December 2007 for our working capital needs. At no point during the nine months ended September 26, 2004 did we have any outstanding principal balance under the revolving credit facility.

Our senior credit facility contains covenants that require us to maintain specific financial ratios, including:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio,

•	a maximum senior leverage ratio, and

•	a maximum total leverage ratio.

As of September 26, 2004, and at all other times during the third quarter of 2004, we were in compliance with all applicable covenants.

8 7/8% Notes. In December 2002, we issued and sold ten-year senior subordinated notes at a rate of 8 7/8% with a face value of $300.0 million. We received $297.5 million in gross proceeds from the issuance. We recorded deferred issuance costs of $7.0 million as a non-current asset. The debt, which matures in January 2013, is unsecured but is guaranteed by substantially all of our domestic subsidiaries. Interest on our 8 7/8% notes is payable semi-annually on January 15 and July 15. Interest payments began on July 15, 2003. In January 2004, we swapped the fixed rate on $100.0 million of these notes to a floating rate using swap instruments which reset semi-annually in arrears based upon six-month USD LIBOR plus a spread of 427 basis points. The maturity dates of the swaps are the same as the maturity date of the related notes. The swap instruments reduced the effective annualized interest rate on the 8 7/8% notes by approximately 79 basis points during the nine months ended September 26, 2004.

If a change of control occurs, each holder of 8 7/8% notes may require us to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued interest. Before January 15, 2006, we may redeem up to 35% of the aggregate principal amount of our 8 7/8% notes with the net proceeds of specified public equity offerings at 108.875% of the principal amount of the notes, plus accrued interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem some or all of our 8 7/8% notes at any time on or after January 15, 2008, at a redemption price of 104.438%. The redemption price decreases to 102.958% on January 15, 2009, to 101.479% on January 15, 2010 and to 100% on January 15, 2011. The 8 7/8% notes are subordinated to our senior credit facility. Our 8 7/8% notes contain financial and other covenants. Most of these covenants terminate if the notes obtain an investment grade rating by Standard & Poor’s Rating Services and Moody’s Investors Service. At September 26, 2004, we were in compliance with all applicable covenants. We may from time to time repurchase 8 7/8% notes through open market purchases, privately negotiated transactions or otherwise.

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

Off-Balance Sheet Arrangements

Receivables Securitization Facility

In December 2001, we established a wholly owned consolidated subsidiary to purchase, on a revolving basis, certain of our accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. In September 2003, we amended the facility to increase total funding capacity from $50.0 million to $65.0 million to expand our sources of liquidity. Amounts funded under this facility were $45.0 million at September 26, 2004 and $45.0 million at December 28, 2003. As of September 26, 2004, we had approximately $20.0 million of un-drawn capacity available under the facility. The facility had an effective interest rate of approximately LIBOR plus 86 basis points as of September 26, 2004. The facility includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At September 26, 2004, we had a senior unsecured credit rating of BB+ with a stable outlook from Standard & Poor’s Rating Services, and of Ba2 with a recent upgrade to a positive outlook from Moody’s Investors Service. In January 2004, we entered into an agreement to extend the term of our accounts receivable securitization facility to January 28, 2005. We currently plan to renew this facility again in January 2005 as it provides us a vehicle to accelerate the cash collection of customer receivables.

Dividends

Our Board of Directors declared regular quarterly cash dividends of seven cents per share in the third quarters of 2004 and 2003. Our senior credit facility and the indenture governing our outstanding 8 7/8% senior subordinated notes contain restrictions that may limit our ability to pay our regular quarterly cash dividend in the future.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented more than 50% of our total sales in both the fiscal year ended December 28, 2003 and the first nine months of 2004. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

As of September 26, 2004, we had approximately $474.5 million in outstanding indebtedness.

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

Some of the industries and markets into which we sell our products are cyclical. Industry downturns are often characterized by reduced product demand, excess manufacturing capacity and erosion of average selling prices and profits. Significant downturns in our customers’ markets and in general economic conditions have resulted in a reduced demand for several of our products and have hurt our operating results. For example, during 2003, our operating results were adversely affected by downturns in many of the markets we serve, including the pharmaceutical, biomedical, semiconductor and aerospace markets. Recent economic conditions have caused a decrease in capital spending by many of our customers, which in turn has adversely affected our sales and business. Although in the third quarter of 2004 some of our customers have demonstrated increased demand for our products, this increased demand may be only temporary and may not be sustained.

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

Some of the products produced by our Life and Analytical Sciences business unit are subject to regulation by the United States Food and Drug Administration and similar international agencies. In addition, some of the activities of our Fluid Sciences business unit are subject to regulation by the United States Federal Aviation Administration. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales, resales and distribution. If we fail to comply with those regulations or those of similar international agencies we may have to recall products and cease their manufacture and distribution, as we had to do on a temporary basis earlier this year in response to an FDA directive at one of our Life and Analytical Sciences locations until we were able to resolve the matter by implementing additional testing and labeling conditions on the relevant product. In addition, we could be subject to fines or criminal prosecution.

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

As of September 26, 2004, our total assets included $1.4 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. These assets have historically been amortized on a straight-line basis over their estimated useful lives. In connection with our adoption of SFAS No. 142, we discontinued the amortization of goodwill and indefinite lived intangible assets beginning in fiscal 2002. Instead, we test these items, at a minimum, on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned.

Adverse changes in our business or the failure to grow our Life and Analytical Sciences business may result in impairment of our intangible asset which could adversely affect our results of operations.

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

Foreign Exchange Risk. As a multinational corporation, we are exposed to changes in foreign exchange rates:

(1) Because a significant portion of our sales are international, volatility in exchange rates could have a material impact on our financial results. Reported sales made in foreign currencies by our international subsidiaries, when translated into U.S. dollars for financial reporting purposes, can fluctuate due to exchange rate movements. While exchange rate fluctuations can affect reported revenues and earnings, these effects are purely a result of the translation effect and generally do not materially impact our short-term cash flows.

(2) Our foreign subsidiaries, on occasion, invoice third-party customers in foreign currencies other than the functional currency in which they primarily conduct business. Movements in the invoiced currency, as compared to the functional currency, result in both realized and unrealized transaction gains or losses that directly affect our cash flows and our results of operations.

(3) Our manufacturing and distribution organization is multinational in nature. Accordingly, inventories may be manufactured in one location, stored in another, and distributed in a third location. This can result in a variety of intercompany transactions that are billed and paid in many different currencies. Our cash flows and our results of operations are therefore directly affected by fluctuations in these currencies.

(4) The cash flow needs of each of our foreign subsidiaries vary through time. Accordingly, there may be times when a subsidiary is on the receiving side or the lending side of a short-term advance from either the parent company or another subsidiary. These advances, again being denominated in currencies other than a particular entity’s functional currency, can expose us to fluctuations in exchange rates that can affect both our cash flows and results of operations.

(5) In order to repay debt or take advantage of tax saving opportunities, we may remit cash from our foreign locations to the United States. When this occurs, we are liquidating foreign currency net asset positions and converting them into U.S. dollars. Our cash flows and our results of operations are therefore also affected by these transactions.

We currently do not have outstanding any foreign exchange transactions to hedge translation exposures; however, from time to time, we enter into various financial instruments to hedge exposures to foreign currencies. The principal currencies we hedge are the British Pound, Canadian Dollar, Euro, Japanese Yen, and Singapore Dollar.

Foreign Currency Risk — Value-at-Risk Disclosure — We continue to measure foreign currency risk using the Value-at Risk model described in our annual report on Form 10-K for the fiscal year ended December 28, 2003. We believe that these measures continue to approximate our risks.

Interest Rate Risk. Our debt portfolio includes both fixed rate and variable rate instruments. Fluctuations in interest rates can therefore have a direct effect on both our short-term cash flows (as they relate to interest) and our earnings. In January 2004, we entered into interest rate swap agreements that effectively converted the fixed interest rate on $100 million of our 8 7/8% notes to a variable interest rate which is reset semi-annually in arrears based upon six-month USD LIBOR plus 427 basis points. The swaps have the economic effect of modifying the interest obligations associated with these notes so that the interest payable on the notes effectively becomes variable. These swaps have been designated as fair value hedges. These swaps will be marked to market in our consolidated financial statements so that fair value movements in these swaps will be offset by the fair value movement in the debt.

Interest Rate Risk — Sensitivity — Our annual report on Form 10-K for the fiscal year ended December 28, 2003 presents sensitivity measures for our interest rate risk. We refer to the annual report on Form 10-K for the fiscal year ended December 28, 2003 for our sensitivity disclosure.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 26, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 26, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to PerkinElmer, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PerkinElmer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 26, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner that is unfavorable to us.

In papers dated July 16, 2004, Charles Miller and Alan Freberg filed a purported derivative lawsuit in the United States District Court for the District of Massachusetts, Civil Action No. 04-CV-11599 GAO, against certain of our senior officers and four of our directors, and nominal defendant PerkinElmer, Inc. The lawsuit, which is substantially similar to a derivative action filed in June 2004 by David Jaroslawicz, seeks an unspecified amount of damages and purports to make claims of breach of fiduciary duty, gross negligence, breach of contract, breach of duty of loyalty and unjust enrichment. On August 24, 2004, the plaintiffs in the two derivative complaints filed in June and July 2004 filed a motion seeking to have their cases consolidated, which we did not oppose. The derivative complaints contain allegations similar to those included in a currently pending class action lawsuit, which is described below, in addition to claims that certain defendants engaged in insider trading and that members of our Audit Committee breached their duties to us by failing to establish and maintain an adequate system of internal controls to assure that proper revenue recognition practices were being followed.

In papers dated July 1, 2002, Kevin Hatch filed a purported class action lawsuit in the United States District Court for the District of Massachusetts, Civil Action No. 02-11314 GAO, against PerkinElmer, Inc. and certain of our senior officers, on behalf of himself and purchasers of our common stock between July 15, 2001 and April 11, 2002. The lawsuit seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934, alleging various statements made during the putative class period by PerkinElmer and its management were misleading with respect to our prospects and future operating results. At least eleven virtually identical lawsuits subsequently have been filed in the United States District Court for the District of Massachusetts against PerkinElmer. The court granted the plaintiffs’ motion to consolidate these matters, and on January 13, 2003, the plaintiffs filed an amended complaint. On February 25, 2003, we and the other defendants filed a motion to dismiss the lawsuit. The motion was opposed by the plaintiffs, and oral arguments concerning the motion took place on May 5, 2003. On September 30, 2003, the Court issued a memorandum and order denying the motion to dismiss. On October 10, 2003, we and the other defendants filed a motion for reconsideration or, in the alternative, for an order allowing immediate appeal of several issues of law to the appellate court. On October 23, 2003, the plaintiffs filed an opposition to the motion for reconsideration. Our and the other defendants’ answers to the amended complaint were filed on November 6, 2003. On September 7, 2004, the Court denied our motion for reconsideration.

We believe that we have meritorious defenses to these lawsuits and we intend to defend ourselves vigorously in all of the above matters. We are currently unable, however, to determine whether resolution of these matters will have a material adverse impact on our financial position or consolidated results of operations.

Item 6. Exhibits

Exhibit Number	Exhibit Name

10.1	PerkinElmer, Inc. Supplemental Executive Retirement Plan, as amended through July 23, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/S/ ROBERT F. FRIEL
Robert F. Friel Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 5, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Name

10.1	PerkinElmer, Inc. Supplemental Executive Retirement Plan, as amended through July 23, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.