Form 10-K
period 2005-01-02
PERKINELMER INC
filed 2005-03-11
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

for Annual and Transition Reports Pursuant to

Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

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

The aggregate market value of the common stock, $1 par value per share, held by nonaffiliates of the registrant on June 25, 2004, was $2,442,803,134 based upon the last reported sale of the common stock on that date.

As of March 7, 2005, there were outstanding 129,539,923 million shares of common stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2005 are incorporated by reference into Part III of this Form 10-K

TABLE OF CONTENT S

PART I

Item 1.    Business

Overview

We are a leading provider of scientific instruments, consumables and services to the pharmaceutical, biomedical, environmental testing and general industrial markets, commonly referred to as the health sciences and industrial sciences markets. We design, manufacture, market and service products and systems within three businesses, each constituting one reporting segment:

•	Life and Analytical Sciences. We are a leading provider of drug discovery, genetic screening and environmental and chemical analysis tools, including instruments, reagents, consumables and services.

•	Optoelectronics. We provide a broad range of digital imaging, sensor and specialty lighting components used in biomedical, consumer products and other specialty end markets.

•	Fluid Sciences. We provide a variety of precision valves, seals, bellows and pneumatic joints for critical fluid control and containment systems for highly demanding environments such as turbine engines and semiconductor fabrication equipment.

The health sciences markets include all of the businesses in our Life and Analytical Sciences reporting segment and the medical imaging, elements of the medical sensors and lighting businesses in our Optoelectronics reporting segment. The industrial sciences markets include the remaining businesses in our Optoelectronics reporting segment and all of the businesses in our Fluid Sciences reporting segment.

In fiscal 2004, we had $1,687.2 million in sales from continuing operations.

We are a Massachusetts corporation, founded in 1947. Our headquarters are in Wellesley, Massachusetts, and we market our products and systems in more than 125 countries. As of January 2, 2005, we had approximately 10,000 employees. Our common stock is listed on the New York Stock Exchange, and we are a component of the S&P 500 Index.

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

Significant Developments

As part of our efforts to focus and grow our core businesses, we have taken the following significant measures in recent years.

Acquisition of Elcos AG. In February 2005, we acquired Elcos AG, a leading European designer and manufacturer of custom light emitting diode, or LED, solutions for biomedical and industrial applications. The transaction combines Elcos’ visible LED technology platform and strong customer and application base with our global sales, application and support organization, therefore expanding the sales growth opportunities for the Elcos technology.

American Job Creation Act. The homeland investment provisions of the American Jobs Creation Act enacted October 22, 2004, provides us with the opportunity to repatriate earnings from our foreign subsidiaries in a more tax and cash flow efficient manner.

Computer-To-Plate Business. In September 2004, our Board of Directors approved a plan to shut down our Computer-To-Plate business as part of our continued efforts to focus on higher growth opportunities. We reflected this business as a discontinued operation for all periods presented in this annual report on Form 10-K. The abandonment of this business resulted in a $1.0 million pre-tax loss related to a write-down of fixed assets and inventory. We recognized this loss during fiscal 2004 as a loss on the disposition of discontinued operations.

Electroformed Products and Ultraviolet Lighting Businesses. In June 2004, our Board of Directors approved, and we executed, separate plans to shut down our Electroformed Products business and sell our Ultraviolet Lighting business as part of our continued efforts to focus on higher growth opportunities. We reflect these businesses as discontinued operations for all periods presented in this annual report on Form 10-K. The net assets of the Electroformed Products business were written off, resulting in a $1.6 million pre-tax loss in fiscal 2004. We sold the fixed assets and inventory of the Ultraviolet Lighting business in July 2004 for their approximate book value.

Other Operations Classified as Discontinued. Included in this Form 10-K are the financial results of other operations that were discontinued or sold prior to fiscal 2004. These include our Telecommunications Component and Entertainment Lighting businesses which were approved for shut down by our Board of Directors in June 2002, our Security and Detection Systems business which was sold in June 2002, and our Technical Services Business which was sold in August 1999. We reflected these businesses as discontinued operations for all periods presented in this annual report on Form 10-K.

Life and Analytical Sciences

Our Life and Analytical Sciences business unit is a leading provider of drug discovery, genetic screening and environmental and chemical analysis tools, including instruments, reagents, consumables, and services. Our instruments are used in daily applications for scientific research and clinical applications. Our research products provide the fundamental tools necessary for a variety of testing applications that are critical to the development of many of our customers’ new products.

Our Life and Analytical Sciences business helps our customers solve complex analytical problems encountered in drug discovery, genetic screening and environmental and chemical analysis laboratories. In fiscal 2004, our Life and Analytical Sciences business generated sales of $1,062.8 million.

For drug discovery, we offer a wide range of systems comprised of instrumentation, software and consumables, including reagents, based on our core expertise in fluorescence, chemiluminescence, radioactive labeling and the detection of nucleic acids and proteins.

For genetic screening and clinical laboratories, we provide instrumentation, software, reagents and analysis tools to test for various inherited disorders in newborns and to monitor risk factors during pregnancy. These clinical screening programs help by identifying women at risk during pregnancy and newborn babies at risk from inherited metabolic or endocrinological disorders. We sell our genetic screening solutions to public health authorities and private health care organizations around the world.

For chemical analysis, we offer analytical tools employing technologies such as molecular and atomic spectroscopy, high performance liquid chromatography, gas chromatography and thermal analysis. Our instruments and related application solutions measure a range of substances from bio-molecular matter to organic and inorganic chemicals. We sell these products to pharmaceutical manufacturers and customers in the environmental, food and beverage and chemical markets. These customers use our instruments in various applications to verify the identity, quality or composition of the materials they examine.

For service and support, we offer customers a range of products including service plans, first-year warranties, training, and preventive maintenance. OneSource®, our managed maintenance service plan, helps customers consolidate the essential maintenance and equipment management needs of their laboratory(s).

Principal Products. The principal products of our Life and Analytical Sciences business include:

•	Chemical and biological reagents, such as LANCETM and AlphaScreen™ assay technologies, fluorescent labeled probes and cloned receptors, are used in and support a broad and flexible range of assays used in high throughput screening for drug discovery, functional genomics, proteomics, and genotyping.

•	DELFIA® Xpress. Our random access platform for maternal health clinics and laboratories has been expanded for use in 2nd trimester risk assessment. The introduction of two new analytes in 2004 enables the more efficient triple test screening of human alphafetoprotein, or AFP, Free hCGbeta and Estriol.

•	prOTOF™ 2000 MALDI O-TOF mass spectrometer. This instrument features MALDI-TOF technology for the identification and characterization of proteins.

•	LABWORKS™ ES Laboratory Information Management System (LIMS). This robust information management system enables scientists to store, share and create reports on laboratory data in both small and large laboratory environments.

•	EnVision™. This high throughput screening plate reader combines luminescence homogeneous assay technology with a high capacity high throughput screening plate reader to provide excellent results, versatility and ease-of-use with high sensitivity and wide dynamic range.

•	UltraVIEW™. This fully automated, high-resolution, live cell imaging system allows for the observation and measurement of cellular and molecular processes in proteomics applications.

•	Spectrum™ Spotlight™ 300 FT-IR Imaging System. This system enables rapid extraction and analysis of data on molecular composition from a wide range of materials. The 300’s speed and ability to complement other imaging techniques improves problem solving time and extends infrared, or IR, analysis to many applications.

•	ViewLux™. This ultra high throughput microplate imager offers high sensitivity and fast measurement of light from fluorescence polarization, fluorescence intensity, time-resolved fluorescence, luminescence and absorbance assays.

•	The PerkinElmer® family of inorganic analysis instrumentation, including the AAnalyst™ series of atomic absorption spectrometers, the Optima™ family of inductively coupled plasma, or ICP, spectrometers and the ELAN® family of ICP mass spectrometers. These instruments are used in the environmental and chemical industries, among others, to determine the elemental content of a sample.

•	The Clarus® 500 gas chromatograph, mass spectrometer and TurboMatrix™ family of sample-handling equipment. These instruments are used for compound identification and quantitation in industries such as environmental, petrochemical, forensics, food, pharmaceutical and semiconductor.

New Products. New product releases by our Life and Analytical Sciences business include:

•	CellLux™. This is a flexible system for cellular assay development and screening, offering high performance in intracellular calcium, membrane potential and ion channel assays. The CellLux can be either a standalone workstation or integrated into a robotic system.

•	TruPoint™ Beta-Secretase assay kits. These kits enable the detection of enzymes in biological samples, as well as screening for enzyme inhibitors in high-throughput screening. They consist of four components: a betasecretase, or BACE1, substrate, BACE1 reaction buffers, BACE1 stop solutions and four 384-well OptiPlates. The reagents are enough for 1536 assays when using 384-well plates.

•	FlashBlue™ GPCR. These scintillating beads are used in receptor binding for all phases of screening – assay development through high throughput screening, or HTS, through profiling studies. The beads provide platforms for all applications, including enzyme, protein and functional assays, and receptor binding assays.

•	Optima™ 2100/5000 Series ICP-OES. These inductively coupled plasma systems offer updated and new features to further increase laboratory analytical capability and productivity.

•	ProScanArray™ and ScanArray™ GX. This series of microarray scanners for supporting both proteomic and genomic array-based applications, is designed to integrate image acquisition and analysis for proteomic and genomic applications through our exclusive ProScanArray Express software.

•	ProEXPRESSION Protein Fractionation Kits. These kits deliver efficient, reproducible, microscale fractionation protocols for complex protein mixtures using patented membrane adsorber, or MA, chromatography technology from Vivascience AG combined with PerkinElmer’s proprietary buffers and elution chemistries.

•	MultiPROBE® II Forensic Workstation. This is an automated system to deliver DNA processing procedures including isolation, quantification setup, or QPCR, normalization and dilution, and typing polymerase chain reaction, or PCR, setup. The workstation offers onboard liquid handling with the added benefit of bundled forensic application options to provide complete walk-away automation of forensic DNA analysis.

Brand Names.    Our Life and Analytical Sciences reporting segment offers its products under various brand names, including Wallac™, Packard™, NEN®, AAnalyst™, Clarus®, OneSource®, LABWORKS™, Pyris™, Spectrum™, Optima™, DELFIA®, ImageTrak™, UltraView™, prOTOF™, Victor™, LANCE™, ELAN®, and ViewLux™

Optoelectronics

Our Optoelectronics business unit provides a broad range of digital imaging, sensor and specialty lighting components used in biomedical, consumer products, and other specialty end markets. For fiscal 2004, our Optoelectronics business unit generated sales of $380.6 million.

We are a leading supplier of amorphous silicon digital x-ray detectors, a technology for medical imaging and radiation therapy. Amorphous silicon digital x-ray detectors replace film and produce improved image resolution and diagnostic capability for use in radiography, angiography, cardiac and cancer treatment. The amorphous silicon technology is important to medical imaging applications as well as to nondestructive testing, or NDT, for areas such as homeland security.

We have significant expertise in optical sensor technologies, with products used in a variety of applications. Examples include sample detection in life sciences instruments, x-ray luggage screening, safety and security applications such as smoke detectors, HVAC controls, document handling/sorting, smart weaponry and non-contact temperature measurements for applications such as ear thermometers.

Our specialty lighting technologies include xenon flashtubes, ceramic xenon light sources, intense pulsed light and laser pump sources. These products are used in a variety of applications, including digital and analog cameras, mobile phones, medical endoscopy equipment, aesthetic applications including hair removal and skin rejuvenation, laser machine tools and home theater projectors.

Principal Products.    The principal products of our Optoelectronics business include:

•	Health Sciences

—	Amorphous silicon digital x-ray detectors, an enabling technology for digital x-ray imaging that replaces film and produces improved image resolution and diagnostic capability in applications such as radiography, cardiology, angiography and cancer treatments.

—	Cermax® Xenon short arc lamps and fiber optic light sources used in diagnostic and surgical endoscopes, surgical headlamps, microscopes and phototherapy systems.

—	A wide range of optical detectors and light sources used in analytical instruments, drug discovery tools and clinical diagnostic systems. The detectors include charge coupled devices, avalanche photodiodes, photodiode arrays, channel photo multipliers, and our unique single photon counting module. The light sources include our Cermax® Xenon short arc lamps described above as well as our line of guided arc xenon flash lamps. We also produce ultraviolet-visible range spectrometer sub-systems based on the above components.

—	Thermopile temperature sensors used in digital ear thermometers.

•	Industrial Sciences

—	Xenon flashtubes for use in digital still cameras, 35mm compact cameras and single use cameras.

—	Optical sensors used in a variety of safety and security applications, including x-ray luggage screening and smoke alarms, consumer applications such as laser printers, copiers, HVAC systems and monitoring of harmful gases in households, various automotive applications and smart weaponry.

—	Linear xenon and argon flashlamps used in solid state lasers in machine tools and other industrial applications.

—	Charge-coupled device cameras, which are used to detect defects in manufacturing processes, pilot vision systems and document sorting.

—	A range of products used in military and aerospace applications including lighting, detonators, power supplies and other specialty components.

—	Cermax® Xenon lamps are utilized in front projection and rear projection applications for home theater and larger venues such as conference rooms and auditoriums due to Cermax’s ability to deliver the required brightness while minimizing sacrifices in color performance.

New Products.    New product releases by our Optoelectronics business include:

•	XL3000 Fiber Optic Illumination System, a new high-intensity xenon fiber optic illumination system which, using PerkinElmer’s patented Cermax® Xenon lighting technology, is used for integration into medical OEMs’ endoscopy equipment.

•	Higher performance amorphous silicon flat panel detectors for medical oncology and industrial imaging applications. Our new 1620 and 1640 AN detectors offer improved imaging performance and higher frame rates without sacrificing image resolution. The amorphous flat panel detector is a digital x-ray detector using a glass substrate, and is used in image guided radiation therapy product lines and non-destructive industrial testing to deliver advanced, high-quality images.

•	MultiBlue™: The new MultiBlue Biotech CCD camera system with its convenient plug-and-play interface and multipurpose functionality is being targeted for instrumentation for gene research and therapy, genomic/proteomic sequencing and expression, gel documentation and drug discovery.

•	PMY 151 Smart Natural Gas Sensor, a new “smart” sensor for use in detecting/monitoring natural gas in homes, and representing a technology platform to further develop CO2 sensors for automotive applications. The sensor is based on non-dispersive infrared absorption, or NDIR, technology.

•	Miniaturized photoflash technology: High quality, compact xenon flash lamps and modules used in mobile phone and other digital cameras, providing significant improvements over light emitting diodes, or LEDs, in increased light output and brightness levels, improved color temperature, reduced shutter speeds and lower cost.

Brand Names.    Our Optoelectronics business offers its products under various brand names, including Cermax®, Heimann™, ColdBlue™, MultiBlue™, Power Systems, Amorphous Silicon and Reticon®.

Fluid Sciences

Our Fluid Sciences business provides a variety of precision valves, seals, bellows and pneumatic joints for critical fluid control and containment systems for highly demanding environments such as turbine engines and semiconductor fabrication facilities. This business has an extensive network of strategic alliances with major original equipment manufacturers worldwide. For fiscal 2004, our Fluid Sciences business generated sales of $243.8 million.

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

In the semiconductor equipment market, we provide components, sub-assembly integration and processing services to many of the world’s leading semiconductor equipment manufacturers. Our bellows sealing and linear motion devices are used on wafer-processing equipment manufactured by the world’s leading semiconductor equipment manufacturers. Building upon our understanding of our customers’ needs, we have expanded our product offerings to include a broad range of assemblies and related after-market services used in semiconductor wafer-processing equipment and maintenance.

We also provide static and dynamic seals that reduce emissions and improve efficiency on many new power generation equipment platforms. Our fluid testing business has been providing fuel and lubricant testing services for almost 50 years to the gasoline refining and petrochemical industries.

Principal Products. The principal products of our Fluid Sciences business include:

•	Rigid E-Seal Joints™ form the basis for the industry standard as connectors that enable easier installation and removal of pneumatic ducting, values and engine accessory equipment.

•	Flexible joints and ducting systems used in aircraft environmental control systems and for other engine bleed air system applications such as anti-icing and air starters.

•	Dynamic seals and aftermarket repair services, including pressure-balanced face seals, circumferential segmented seals, controlled gap clearance seals, hydrodynamic seals, swivel seals, brush seals and welded metal bellows seals.

•	A broad range of static seals, including C-Seals, E-Seals™ and U-Plex Seals™ that increase system efficiencies, minimize leakage and decrease the cost of sealing interfaces.

•	Bellows seals, devices and assemblies used as accumulators and aneroids and for a variety of sensing, lifting, storage and compensating applications in aerospace, power generation and semiconductor equipment.

•	Solenoid valves and next-higher level assemblies that provide actuation or control on aircraft pneumatic, fuel and hydraulic systems.

•	Surface treatment processes for semiconductor wafer process equipment that reduce process variability and increase yield.

•	Patented, high-pressure, maintenance-free accumulator technology for new higher-pressure systems, which improves the life and reliability of aircraft accumulators and is less sensitive to fluid contamination and aging effects than piston or bladders accumulators.

•	Sealing solutions including swivel seals for fossil fuel drilling applications designed to reduce equipment downtime.

•	Valves for emerging fuel cell technology programs that enable customers to use higher pressures and control temperatures to improve fuel cell system performance.

In addition, our Fluid Sciences business is experiencing increased opportunities to supply higher value, vertically integrated assemblies and after-market services to the general aerospace end markets as well as semiconductor wafer-processing equipment manufacturers.

New Products. New product releases by our Fluid Sciences business include:

•	Advanced Brush Seals—Brush seals improve thrust and reduce specific fuel consumption in the secondary flow paths of aircraft engines. In addition, they are under evaluation for use by airlines and repair stations in the direct end user market. Advanced brush seals offer even further reduced fuel consumption.

•	Semiconductor Uniformity Testing services—Semiconductor processing requires the deposition of very thin films on the wafer. The thin film thickness is tightly controlled in production, requiring temperature uniformity over the wafer surface. Our testing services measure this critical temperature uniformity in production heaters in the semiconductor industry.

•	Fully-Instrumented Maintenance-Free Accumulator, or FIMFA—A design used on production aircraft that is capable of monitoring gas pressure throughout the aircraft’s service life. The accumulator sends electronic data to the cockpit regarding the accumulator’s operational condition, minimizing or eliminating the need for periodic or routine pressure-check inspections and therefore reducing maintenance costs.

Brand Names. Our Fluid Sciences business offers its products under various brand names, including Belfab®, Callisto™, Centurion™, U-Plex Seals™, E-Seals™, Rigid E-Seal Joints™ and PressureScience™.

Marketing

All of our businesses market their products and services directly through their own specialized sales forces. As of January 2, 2005, we had approximately 2,600 internally employed sales and service representatives operating in approximately 40 countries and marketing products and services in approximately 125 countries. In addition, in geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

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

In some cases, we may participate in litigation or other proceedings to defend against or assert claims of infringement, to enforce our patents or our licensors’ patents, to protect our trade secrets, know-how or other intellectual property rights, or to determine the scope and validity of our or third parties’ intellectual property rights. Litigation of this type could result in substantial cost to us and diversion of our resources. An adverse outcome in any litigation or proceeding could subject us to significant liabilities or expenses, require us to cease using disputed intellectual property or cease the sale of a commercial product or require us to license the disputed property from third parties. We are currently one of several parties defending litigation brought by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. alleging that our Life and Analytical Sciences business breached our distributorship and settlement agreements with the plaintiffs, infringed the plaintiffs’ patents, engaged in unfair competition and fraud and committed torts against the plaintiffs by, among other things, engaging in commercial development and exploitation of the plaintiffs’ patented products and technology, separately and together with the other defendants. See “Item 3. Legal Proceedings” for a discussion of this matter.

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

In our Life and Analytical Sciences reporting segment, we compete on the basis of service level, price, technological innovation, product differentiation, product availability and quality and reliability. Competitors range from multinational organizations with a wide range of products to specialized firms that in some cases have well- established market niches. We expect the proportion of large competitors in this reporting segment to increase through the continued consolidation of competitors.

We do not believe any single competitor competes directly with our Optoelectronics reporting segment across its full product range. However, we do compete with specialized manufacturing companies in the manufacturing and sale of specialty flashtubes and ultraspecialty lighting sources, photodetectors and photodiodes and switched power supplies. Competition is based on price, technological innovation, operational efficiency, and product reliability and quality.

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

Research and Development

PerkinElmer-sponsored research and development expenditures were approximately $87.1 million during fiscal 2004, approximately $81.4 million during fiscal 2003 and approximately $85.0 million during fiscal 2002.

We directed our research and development efforts in both 2004 and 2003 primarily toward genetic screening and biopharmaceutical end markets within our Life and Analytical Sciences reporting segment and medical digital imaging and Cermax Lighting within our Optoelectronics reporting segment.

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

We are conducting a number of environmental investigations and remedial actions at current and former locations and, along with other companies, have been named a potentially responsible party for specific waste disposal sites. We accrue for environmental issues in the accounting period in which our responsibility is established and when the cost can be reasonably estimated. We have accrued $3.8 million as of January 2, 2005, representing management’s estimate of the total cost for the ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the potential recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. We expect that these accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, we review these liabilities and adjust them to reflect additional information as it becomes available. There have been no environmental problems to date that have had or that we expect to have a material effect on our financial position, results of operations or cash flows. While it is possible that we may incur a material loss exceeding the amounts recorded, we do not expect the potential exposure to be materially different than the amounts recorded.

We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws or the discovery of new contamination could cause us to incur additional costs.

Employees

As of January 2, 2005, we employed approximately 10,000 employees. Several of our subsidiaries are parties to contracts with labor unions and workers’ councils. As of January 2, 2005, we employed an aggregate of approximately 2,100 union and workers’ council employees. We consider our relations with employees to be satisfactory.

Financial Information About Reporting Segments

The table below sets forth sales and operating profit (loss) by reporting segment for the 2004, 2003 and 2002 fiscal years:

	2004	2003	2002
	(In thousands)
Life and Analytical Sciences
Sales	$1,062,767	$1,003,711	$991,712
Operating profit	103,609	94,745	27,431
Optoelectronics
Sales	380,637	348,669	319,797
Operating profit (loss)	57,403	46,778	(459)
Fluid Sciences
Sales	243,827	179,670	189,485
Operating profit	38,221	17,922	17,476
Other
Operating loss	(22,163)	(17,604)	(16,591)
Continuing operations
Sales	1,687,231	1,532,050	1,500,994
Operating profit	$177,070	$141,841	$27,857

Our Security and Detection Systems, formerly included in the Life and Analytical Sciences reporting segment, Telecommunications Components, Entertainment Lighting, Electroformed Products, Ultraviolet Lighting and Computer-To-Plate businesses, all formerly included in the Optoelectronics reporting segment, are discontinued operations and therefore have not been included in the preceding table.

Additional information relating to our reporting segments for the 2004, 2003, and 2002 fiscal years is as follows:

	Depreciation and Amortization Expense			Capital Expenditures
	2004	2003	2002	2004	2003	2002
	(In thousands)
Life and Analytical Sciences	$47,645	$47,938	$44,723	$6,747	$9,841	$25,014
Optoelectronics	19,633	21,818	19,813	7,677	5,398	38,271
Fluid Sciences	7,726	8,403	9,632	3,022	919	3,754
Other	1,237	1,335	1,665	1,515	430	780

Continuing operations	$76,241	$79,494	$75,833	$18,961	$16,588	$67,819

Discontinued operations	$864	$656	$2,262	$—	$384	$3,053

	Total Assets
	January 2, 2005	December 28, 2003	December 29, 2002
	(In thousands)
Life and Analytical Sciences	$2,112,322	$2,080,916	$2,076,213
Optoelectronics	292,500	291,746	283,228
Fluid Sciences	126,603	119,966	128,193
Other	43,786	110,211	320,475
Net current and long-term assets of discontinued operations	296	4,888	17,373

	$2,575,507	$2,607,727	$2,825,482

Financial Information About Geographic Areas

The following geographic area information for continuing operations includes sales based on location of external customer and net property, plant and equipment based on physical location:

	Sales
	2004	2003	2002
	(In thousands)
U.S	$784,153	$714,451	$718,566
Non-U.S.:
United Kingdom	108,198	107,006	93,386
Germany	105,779	92,820	86,729
France	101,390	82,805	68,431
Japan	93,085	88,931	87,394
Italy	80,386	65,275	59,117
Other non-U.S	414,240	380,762	387,371

Total non-U.S.	903,078	817,599	782,428

	$1,687,231	$1,532,050	$1,500,994

	Net Long-Lived Assets
	January 2, 2005	December 28, 2003	December 29, 2002
	(In thousands)
U.S	$1,389,202	$1,420,006	$1,461,683
Non-U.S.:
Singapore	175,935	40,413	43,407
Germany	85,039	79,812	67,604
Netherlands	42,270	39,263	32,603
United Kingdom	36,575	43,142	39,656
Canada	31,817	34,037	34,752
Finland	22,506	23,502	20,628
Other non-U.S	24,075	141,744	126,968

Total non-U.S	418,217	401,913	365,618

	$1,807,419	$1,821,919	$1,827,301

Each of our reporting segments conducts business in, and derives substantial revenue from, various countries outside the United States. During fiscal 2004, we had $903.1 million in sales from our international operations, representing approximately 54% of our total sales. During fiscal 2004, we derived approximately 76% of our international sales from our Life and Analytical Sciences reporting segment, approximately 20% of our international sales from our Optoelectronics reporting segment and approximately 4% of our international sales from our Fluid Sciences reporting segment. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales in the future.

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

Item 2.     Properties

As of January 2, 2005, our continuing operations occupied approximately 3,207,000 square feet. We own approximately 1,154,000 square feet of this space and lease the balance. Our headquarters occupies 53,000 square feet of leased space in Wellesley, Massachusetts. We conduct our other operations in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 12 states and 36 foreign countries.

Facilities outside of the United States account for approximately 1,481,000 square feet of our owned and leased property, or approximately 46% of our total occupied space.

Our real property leases are both short-term and long-term. We believe that our properties are well-maintained and are adequate for our present requirements.

The following table indicates, as of January 2, 2005, the approximate square footage of real property owned and leased attributable to the continuing operations of each of our reporting segments:

	Owned	Leased	Total
	(In square feet)
Life and Analytical Sciences	463,000	1,096,000	1,559,000
Optoelectronics	479,000	557,000	1,036,000
Fluid Sciences	212,000	347,000	559,000
Corporate offices	—	53,000	53,000

Continuing operations	1,154,000	2,053,000	3,207,000

Item 3.     Legal Proceedings

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner that is unfavorable to us. In addition:

Our subsidiary, EG&G Rocky Flats, Inc., and two other companies were served with a complaint in January 2000 naming EG&G Rocky Flats, Inc. as a defendant in a civil false claim action pending in the United States District Court for the District of Colorado, involving alleged false claims arising out of security issues at the United States Department of Energy’s Rocky Flats Plant. In response to a motion filed by the United States Department of Justice, the District Court dismissed the case. In February 2004, the United States Court of Appeals for the Tenth Circuit affirmed the District Court’s dismissal of the case. Further appeals are possible.

In papers dated July 1, 2002, Kevin Hatch filed a purported class action lawsuit in the United States District Court for the District of Massachusetts, Civil Action No. 02-11314 GAO, against PerkinElmer, Inc. and certain of our senior officers, on behalf of himself and purchasers of our common stock between July 15, 2001 and April 11, 2002. The lawsuit seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934, alleging various statements made during the putative class period by PerkinElmer and its management were misleading with respect to our prospects and future operating results. At least eleven virtually identical lawsuits subsequently have been filed in the United States District Court for the District of Massachusetts against PerkinElmer. The Court granted the plaintiffs’ motion to consolidate these matters, and on January 13, 2003, the plaintiffs filed an amended complaint. On February 25, 2003, we and the other defendants filed a motion to dismiss the lawsuit. The motion was opposed by the plaintiffs, and oral arguments concerning the motion took place on May 5, 2003. On September 30, 2003, the Court issued a memorandum and order denying the motion to dismiss. On October 10, 2003, we and the other defendants filed a motion for reconsideration or, in the alternative, for an order allowing immediate appeal of several issues of law to the appellate court. On October 23, 2003, the plaintiffs filed an opposition to the motion for reconsideration. Our and the other defendants’ answers to the amended complaint were filed on November 6, 2003. On September 7, 2004, the Court issued a memorandum and order denying the defendants’ motion for reconsideration or, in the alternative, for an order allowing immediate appeal of several issues of law to the appellate court.

In papers dated June 28, 2004, David Jaroslawicz filed a purported derivative action in the United States District Court for the District of Massachusetts against certain of our senior officers and four of our directors, and nominal defendant PerkinElmer seeking unspecified damages and purporting to make claims of breach of fiduciary duty, gross negligence, breach of contract, breach of duty of loyalty and unjust enrichment. At least one virtually identical derivative action was subsequently filed in the United States District Court for the District of Massachusetts. On August 24, 2004, the plaintiffs filed a motion to consolidate the cases. The derivative complaints contain allegations similar to those included in the Hatch matter described above, in addition to claims that certain defendants engaged in insider trading and that members of our audit committee breached their duties to us by failing to establish and maintain an adequate system of internal controls to assure that proper revenue recognition practices were being followed. On January 28, 2005, the parties to the derivative actions filed a joint stipulation and proposed pretrial order, agreeing to consolidate the cases and proposing a schedule for filing a consolidated derivative complaint and responsive pleadings.

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

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against our subsidiary, PerkinElmer LAS, Inc., alleging that our ViewLux™ and certain of our Image FlashPlates™ infringe three of Amersham’s patents related to high-throughput screening. On August 18, 2004, Amersham Plc filed a complaint against two of our United Kingdom based subsidiaries, PerkinElmer Life Sciences (UK) Ltd. and PerkinElmer LAS (UK) Ltd., in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the same PerkinElmer products infringe Amersham’s European (United Kingdom) patent granted in August 2004. Amersham seeks injunctive and monetary relief in both cases. We subsequently filed an answer in both cases denying the substantive allegations and including affirmative defenses and counterclaims. On October 29, 2003, PerkinElmer LAS, Inc. filed a complaint, which was subsequently amended, against Amersham Biosciences Corp. in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of our patents related to high-throughput screening. We seek injunctive and monetary relief. Amersham subsequently filed an answer denying the substantive allegations and including affirmative defenses and counterclaims.

On June 14, 2002, we sold our Security and Detection Systems business to L-3 Communications Corporation. L-3 and several of its affiliates have been named as defendants in litigation arising out of the terrorist attacks on September 11, 2001. Among the claims in that litigation are allegations that there were defects in the products of the Security and Detection Systems business that we sold to L-3. L-3 has asserted that we are contractually obligated to indemnify L-3 for any liability it may incur as a result of that litigation. By letter dated January 20, 2005, L-3 has agreed to release us from any and all claims relating to the events of September 11, 2001. L-3 also agreed to irrevocably withdraw its claim for indemnification. In exchange for this release and withdrawal of indemnification, we have agreed to join as a plaintiff in a lawsuit filed by L-3 in the Superior Court of the Commonwealth of Massachusetts, Civil Action No. 03-05810-BLS1 against Reveal Imaging Technologies and former employees of PerkinElmer. The lawsuit alleges that the defendants breached their obligations under agreements with PerkinElmer, including their obligations to assign to our Security and Detection Systems business (now owned by L-3) the inventions they made while employed by such business.

We intend to defend ourselves vigorously in all of the above matters. We are currently unable, however, to determine whether resolution of any or all of these matters will have a material adverse impact on our financial position or consolidated results of operations.

Item 4.     Submission of Matters to A Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are our executive officers as of March 11, 2005. No family relationship exists between any one of these officers and any of the other executive officers or directors.

Name	Position	Age
Gregory L. Summe	Chairman of the Board, Chief Executive Officer	48
	and President
Robert F. Friel	Executive Vice President and Chief Financial Officer	49
John P. Murphy	Executive Vice President and Chief Operating Officer	38
Robert A. Barrett	Senior Vice President, President — Fluid Sciences	61
Peter B. Coggins	Senior Vice President, President — Life and Analytical	56
	Sciences
Richard F. Walsh	Senior Vice President, Human Resources	52
Jeffrey D. Capello	Vice President — Finance, Treasurer and	40
	Chief Accounting Officer
John A. Roush	Vice President, President — Optoelectronics	39

Gregory L. Summe, 48.    Mr. Summe was named Chief Executive Officer of PerkinElmer effective January 1, 1999 and Chairman effective April 27, 1999. He was appointed President and Chief Operating Officer and elected to our Board of Directors in February 1998. From 1993 to 1998, Mr. Summe held several management positions with AlliedSignal, Inc., now Honeywell International: President of the Automotive Products Group, President of Aerospace Engines and President of General Aviation Avionics. Prior to joining AlliedSignal, he worked at General Electric, and was a partner at McKinsey & Company where he worked from 1983 to 1992. Mr. Summe is a director of State Street Corporation.

Robert F. Friel, 49.    Mr. Friel joined us in February 1999 as our Senior Vice President and Chief Financial Officer. Since November 2004, he has served as our Executive Vice President and Chief Financial Officer, with responsibility for business development and information technology in addition to his oversight of the finance functions. From 1980 to 1999, he held several positions at AlliedSignal, Inc., now Honeywell International, including Corporate Vice President and Treasurer from 1997 to 1999 and Vice President, Finance and Administration of Aerospace Engines from 1992 to 1996. Mr. Friel is a director of Fairchild Semiconductor Corp.

John P. Murphy, 38.    Mr. Murphy joined us in August 2001 as our Senior Vice President and President of our Optoelectronics business. Since November 2004, he has served as Executive Vice President and Chief Operating Officer of PerkinElmer, Inc. From July 2000 to August 2001, Mr. Murphy served as Vice President and General Manager of the Business Regional and General Aviation Unit of Honeywell International. From July 1993 to June 2000, Mr. Murphy served at AlliedSignal, Inc., now Honeywell International, a diversified technology and manufacturing company, in various capacities, most recently as Vice President and General Manager of Business and General Aviation.

Robert A. Barrett, 61.    Mr. Barrett has served as President of our Fluid Sciences business since May 1998 and was appointed Senior Vice President in October 2002. From 1990 to 1998, he served as President and General Manager of our Pressure Science division.

Peter B. Coggins, 56.    Dr. Coggins joined us in July 2002 as our Senior Vice President and President of our Life Sciences business. He currently serves as President of our Life and Analytical Sciences business. From 1994 to June 2002, Dr. Coggins served in various capacities at Amersham BioSciences, a developer of systems for medical research, drug discovery and manufacture, most recently as Executive Vice President, Global Sales and Marketing, Chairman of the Board of Amersham Japan KK and a member of the Amersham BioScience Executive Committee.

Richard F. Walsh, 52.    Mr. Walsh joined us in July 1998 as our Senior Vice President of Human Resources. From 1995 to 1998, he served as Senior Vice President of Human Resources of ABB Americas, Inc., the United States subsidiary of an international engineering company. Prior to that, Mr. Walsh held a number of managerial positions in human resources with ABB starting in 1989. His prior employment was with Unilever where he spent nine years in human resource management.

Jeffrey D. Capello, 40.    Mr. Capello joined us in June 2001 as our Vice President of Finance and was named Chief Accounting Officer in April 2002. From 1997 to June 2001, he served as a partner at PricewaterhouseCoopers LLP, a public accounting firm, initially in the United States and later in the Netherlands.

John A. Roush, 39.    Mr. Roush was named Vice President of PerkinElmer and President of the Optoelectronics business in November 2004. Mr. Roush joined us in 1999 as the General Manager of a specialty lighting division within our Optoelectronics business and subsequently held several additional roles with Optoelectronics. From 2001 to 2002, he served as Vice President & General Manager of our Sensors business, and from 2002 to 2004, he held the role of Vice President of Sales & Product Management. Before joining the Company, Mr. Roush held leadership positions with General Electric, Allied Signal, Inc., now Honeywell International, and McKinsey & Company.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is listed and traded on the New York Stock Exchange. The following table sets forth the high and low per share sale prices for our common stock on that exchange for each fiscal quarter in 2004 and 2003.

	2004 Fiscal Quarters
	First	Second	Third	Fourth
High	$21.74	$22.32	$20.04	$22.89
Low	16.95	17.82	15.74	16.82

	2003 Fiscal Quarters
	First	Second	Third	Fourth
High	$9.21	$13.99	$17.05	$18.67
Low	7.41	8.81	13.65	15.31

As of March 7, 2005, we had approximately 8,304 holders of record of our common stock.

Dividends

During the 2004 and 2003 fiscal years, we declared regular quarterly cash dividends on our common stock. The table below sets forth the cash dividends per share that we declared on our common stock during each of those fiscal years, by quarter. Our senior credit facility and the indenture governing our outstanding 8 7/8% senior subordinated notes contain restrictions that may limit our ability to pay our regular quarterly cash dividends in the future if we are unable to comply with certain financial covenants that primarily relate to cash flow.

	2004 Fiscal Quarters				2004 Total
	First	Second	Third	Fourth	$.28
Cash dividends per common share	$.07	$.07	$.07	$.07

	2003 Fiscal Quarters				2003 Total
	First	Second	Third	Fourth	$.28
Cash dividends per common share	$.07	$.07	$.07	$.07

For further information related to our stockholders’ equity, refer to Note 18 included in our notes to consolidated financial statements.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended January 2, 2005. We derived the selected historical financial information as of and for each of the fiscal years in the three-year period ended January 2, 2005 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information as of and for the fiscal years ended December 30, 2001 and December 31, 2000 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. As with our financial statements for the fiscal years end January 2, 2005, December 28, 2003 and December 29, 2002, we adjusted the information in the financial statements for the fiscal years ended December 30, 2001 and December 31, 2000, where appropriate, to account for the discontinuance of our Telecommunications Components, Entertainment Lighting, Technical Services, Security and Detection Systems, Electroformed Products, Ultraviolet Lighting and Computer-To-Plate businesses.

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

	Fiscal Year Ended
	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000
	(In thousands)
Income Statement Data:
Sales	$1,687,231	$1,532,050	$1,500,994	$1,519,090	$1,534,196
Operating income	177,070	141,841	27,857	130,065	179,482
Other expense, net	40,323	56,396	32,860	28,885	33,085
Income (loss) from continuing operations before taxes	136,747	85,445	(5,003)	101,180	146,397
Income (loss) from continuing operations, net of income taxes	98,252	57,933	(1,516)	41,884	90,155
(Loss) income from discontinued operations, net of income taxes	(1,714)	(4,526)	(19,162)	(9,746)	(4,088)
(Loss) gain on dispositions of discontinued operations, net of income taxes	(495)	(448)	(13,460)	2,367	4,453

Net income (loss) before effect of accounting change	96,043	52,959	(34,138)	34,505	90,520
Effect of accounting change, net of income tax	—	—	(117,800)	—	—

Net income (loss)	$96,043	$52,959	$(151,938)	$34,505	$90,520

Basic earnings (loss) per share:
Continuing operations	$0.77	$0.46	$(0.01)	$0.40	$0.92
Discontinued operations	(0.02)	(0.04)	(0.26)	(0.07)	0.00
Effect of accounting change, net of income tax	—	—	(0.94)	—	—

Net income (loss)	$0.75	$0.42	$(1.21)	$0.33	$0.92

Diluted earnings (loss) per share:
Continuing operations	$0.76	$0.45	$(0.01)	$0.39	$0.88
Discontinued operations	(0.02)	(0.04)	(0.26)	(0.07)	0.00
Effect of accounting change, net of income tax	—	—	(0.94)	—	—

Net income (loss)	$0.74	$0.41	$(1.21)	$0.32	$0.89

Weighted-average common shares outstanding:
Basic:	127,345	126,363	125,439	103,687	98,212
Diluted:	129,429	127,741	125,439	107,259	102,278
Cash dividends per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of
	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000
Balance Sheet Data:
Total assets	$2,575,507	$2,607,727	$2,825,482	$2,969,938	$2,260,760
Short-term debt	9,714	5,167	191,491	125,984	185,411
Long-term debt	364,874	544,307	614,053	598,125	583,337
Stockholders’ equity	1,460,085	1,349,050	1,252,344	1,363,557	728,389
Common shares outstanding	129,059	126,909	125,854	124,188	99,548

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of scientific instruments, consumables and services to the pharmaceutical, biomedical, environmental testing and general industrial markets. We design, manufacture, market and service products and systems within three businesses, each constituting one reporting segment:

•	Life and Analytical Sciences. We are a leading provider of drug discovery, genetic screening and environmental and chemical analysis tools, including instruments, reagents, consumables and services.

•	Optoelectronics. We provide a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

•	Fluid Sciences. We provide a variety of precision valves, seals, bellows and pneumatic joints for critical control and containment systems for highly demanding environments such as turbine engines and semiconductor fabrication equipment.

Formation of our Life and Analytical Sciences Business Unit

We combined our Life Sciences and Analytical Instruments businesses to form our Life and Analytical Sciences business in the fourth quarter of 2002 to improve our operational scale, which we believe is enabling us to better serve our customers and more fully capitalize on the strengths of the combined businesses’ sales, service and research and development organizations. In the second quarter of 2003, we completed many of the changes involved in combining the two businesses, including the integration of facilities and management reporting and other systems.

Accounting Period

Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal year ended January 2, 2005 included 53 weeks. The fiscal years ended December 28, 2003 and December 29, 2002 included 52 weeks. We believe that this additional week of operations had a $2.9 million beneficial impact on revenue and an immaterial impact on operating profit.

Consolidated Results of Continuing Operations

Sales

2004 Compared to 2003.    Sales for 2004 were $1,687.2 million, versus $1,532.1 million during 2003, an increase of $155.1 million, or 10%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $47.1 million in 2004, as compared to 2003. The overall increase in sales reflects a $59.1 million, or 6%, increase in our Life and Analytical Sciences segment sales, which grew from $1,003.7 million in 2003 to

$1,062.8 in 2004, and reflects approximately $39.2 million in sales attributable to favorable changes in foreign exchange rates, as compared to 2003. Our Optoelectronics segment sales grew $31.9 million, or 9%, from $348.7 million in 2003 to $380.6 million in 2004, including approximately $6.5 million in sales attributable to favorable changes in foreign exchange rates, as compared to 2003. The Fluid Sciences segment grew sales by $64.1 million, or 36%, from $179.7 million in 2003 to $243.8 million in 2004, including approximately $1.4 attributable to favorable changes in foreign exchange rates, as compared to 2003.

2003 Compared to 2002.    Sales for 2003 were $1,532.1 million, versus $1,501.0 million during 2002, an increase of $31.1 million, or 2%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $73.0 million in 2003, as compared to 2002. The overall increase in sales reflects a $12.0 million, or 1%, increase in our Life and Analytical Sciences segment sales, which grew from $991.7 million in 2002 to $1,003.7 in 2003, and includes approximately $61.0 million in sales attributable to favorable changes in foreign exchange rates, as compared to 2002. Our Optoelectronics segment sales grew $28.9 million, or 9%, from $319.8 million in 2002 to $348.7 million in 2003, including approximately $10.0 million in sales attributable to favorable changes in foreign exchange rates, as compared to 2002. The increased sales in our Life and Analytical Sciences and Optoelectronics segments were offset by a decrease in sales of $9.8 million, or 5%, in our Fluid Sciences segment, which declined from $189.5 million in 2002 to $179.7 million in 2003. Changes in foreign exchange rates increased Fluid Sciences segment sales by approximately $2.4 million in 2003, as compared to 2002.

Cost of Sales

2004 Compared to 2003.    Cost of sales for 2004 was $1,006.7 million, versus $900.8 million for 2003, an increase of $105.9 million, or 11.8%. As a percentage of sales, cost of sales increased to 59.7% in 2004 from 58.8% in 2003, resulting in a decrease in gross margin of 90 basis points from 41.2% in 2003 to 40.3% in 2004. The decrease in gross margin was largely attributable to greater revenue contribution, as a percentage of overall sales, from Optoelectronics and Fluid Sciences versus Life and Analytical Sciences. Although our Optoelectronics and Fluid Sciences segments have lower gross margins than our Life and Analytical Sciences segment, they also have lower operating expenses as a percentage of sales.

2003 Compared to 2002.    Cost of sales for 2003 was $900.8 million, versus $898.5 million for 2002, an increase of $2.3 million, or 0.2%. As a percentage of sales, cost of sales decreased to 58.8% in 2003 from 59.9% in 2002, resulting in an increase in gross margin of 110 basis points from 40.1% in 2002 to 41.2% in 2003. The 110 basis point increase in gross margin was primarily attributable to a 2002 $17.2 million inventory adjustment charge recorded within our Optoelectronics segment. We did not record a similar charge in 2003.

Research and Development Expenses

2004 Compared to 2003.    Research and development expenses for 2004 were $87.1 million versus $81.4 million in 2003, an increase of $5.7 million, or 7%. As a percentage of sales, research and development expenses decreased to 5.2% in 2004 from 5.3% in 2003, due to the increase in sales. We directed research and development efforts during 2004 and 2003 primarily toward genetic screening and biopharmaceutical end markets within our Life and Analytical Sciences reporting segment and medical digital imaging and Cermax lighting within our Optoelectronics reporting segment. We expect our research and development spending to increase in 2005 and to continue to emphasize the health sciences end markets.

2003 Compared to 2002.    Research and development expenses for 2003 were $81.4 million versus $85.0 million in 2002, a decrease of $3.6 million, or 4%. As a percentage of sales, research and development expenses decreased to 5.3% in 2003 from 5.7% in 2002, primarily due to our consolidation of research and development activities to take advantage of increased synergies and corresponding cost savings as a result of fewer sites. We directed research and development efforts during 2003 and 2002 primarily toward genetic screening and biopharmaceutical end markets within our Life and Analytical Sciences reporting segment, and medical digital imaging and industrial sensors within our Optoelectronics reporting segment.

Selling, General and Administrative Expenses

2004 Compared to 2003.    Selling, general and administrative expenses for 2004 were $387.5 million, versus $386.0 million for 2003, an increase of $1.5 million, or 0.4%. As a percentage of sales, selling, general and administrative expenses decreased 220 basis points to 23.0% in 2004 from 25.2% in 2003. The decrease as a percentage of sales of 220 basis points in 2004 was predominately due to net productivity improvements and cost reductions in our Life and Analytical Sciences reporting segment.

2003 Compared to 2002.    Selling, general and administrative expenses for 2003 were $386.0 million, versus $430.8 million for 2002, a decrease of $44.8 million, or 10%. As a percentage of sales, selling, general and administrative expenses decreased 350 basis points to 25.2% in 2003 from 28.7% in 2002. Proportionately, the decrease as a percentage of sales of 350 basis points in 2003 was due to a 200 basis point decrease attributable to reduced expenses in Life and Analytical Sciences, a 100 basis point decrease in Optoelectronics and a 50 basis point decrease in Fluid Sciences. The overall decrease in selling, general and administrative expenses was primarily due to productivity improvements throughout our company, including cost savings we derived from restructuring actions.

Restructuring (Reversals) Charges, Net

2004 Compared to 2003.    Restructuring charges for 2004 were zero versus $3.5 million of net reversals for 2003. The 2003 reversals comprised a combination of our 2003 changes in estimates of $5.8 million and our 2003 charges of $2.3 million. The following table summarizes our restructuring accrual balances and related activity by restructuring plan during 2004, 2003 and 2002:

	Balance at 12/31/2001	2002 Charges	2002 Amounts paid and incurred	2002 Changes in Estimates	Balance at 12/29/2002	2003 Charges	2003 Amounts paid and incurred	2003 Changes in Estimates	Balance at 12/28/2003	2004 Amounts paid	Balance at 1/02/2005
	(In thousands)
Pre-2001 plans	$1,951	$—	$(1,022)	$(929)	$—	$—	$—	$—	$—	$—	$—
Q4 2001 plan	7,586	—	(4,891)	1,380	4,075	—	(3,434)	1,830	2,471	(965)	1,506
Q1 2002 plan	—	9,198	(8,046)	—	1,152	—	(52)	(1,000)	100	(100)	—
Q4 2002 plan	—	26,049	(1,697)	—	24,352	—	(13,813)	(6,239)	4,300	(3,330)	970
Q2 2003 plan	—	—	—	—	—	2,251	(1,582)	(381)	288	(86)	202

Total	$9,537	$35,247	$(15,656)	$451	$29,579	$2,251	$(18,881)	$(5,790)	$7,159	$(4,481)	$2,678

Q2 2003 Plan:

During 2003, we incurred a $2.3 million restructuring charge in Life and Analytical Sciences and Optoelectronics, which we refer to as our “Q2 2003 Plan”. The purpose of the restructuring was to further improve performance and take advantage of synergies between our former Life Sciences and Analytical Instruments businesses which we began integrating in the fourth quarter of 2002. The principal actions in this restructuring plan included lower headcount due to the continued integration of the Life and Analytical Sciences business in a European manufacturing and customer care center as well, as headcount reduction at one of the Optoelectronics manufacturing facilities to reflect recent declining demand for several product lines. We planned to reduce headcount by 120. We recorded restructuring charges by segment for 2003 as follows:

(In millions)	Life and Analytical Sciences	Optoelectronics	Total
Q2 2003 Plan	$2.0	$0.3	$2.3

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

During 2004, we completed all actions under the Q2 2003 Plan, with the exception of a headcount reduction of one person that we expect to complete by the second quarter of 2005.

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

During 2003, we expended $13.8 million to execute these actions. In addition, we recorded a reversal of $6.2 million in the Q4 2002 Plan due to 182 fewer terminations as a result of higher than expected employee attrition rates in several countries prior to ultimate termination and lower severance costs for actual terminations.

During 2004, we expended an additional $3.3 million to execute these actions. The remaining liability associated with the Q4 2002 Plan represents severance related to 11 employees and ongoing lease commitments. We expect to settle the remaining severance liability by the end of the first quarter of 2005. Our current estimate is that our lease commitments on unoccupied buildings vary in length but primarily extend until mid-2005.

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

Q1 2002 Plan charges in our Life and Analytical Sciences segment totaled $5.5 million. These charges comprised $4.4 million in severance costs, $1.0 million in asset impairments and $0.1 million in lease commitments. The charges were a result of actions we took as a response to decreased sales of components in our Life and Analytical Sciences business. These actions under the charges primarily included the downsizing of an additional manufacturing location and streamlining of the global sales and research and development organizations, primarily in Europe, Japan and the Pacific Rim. We took these actions to reduce the number of employees in components of our business that had experienced declining demand.

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

During 2004, we expended $0.1 million to complete the remaining actions associated with the Q1 2002 Plan.

Q4 2001 Plan:

During the fourth quarter of 2001, in connection with the integration of Packard and a restructuring of our sales offices in Europe, we recorded a restructuring charge of $9.2 million in our Life and Analytical Sciences segment and incurred $1.6 million in charges in 2002. We refer to these activities as our Q4 2001 Plan. The principal actions in the Q4 2001 Plan included the closing or consolidation of several leased sales and services offices in Europe, as well as costs associated with the closure of a manufacturing facility in Europe, the closure of leased manufacturing facilities in the United States and the disposal of related assets.

In 2003, we recorded an additional pre-tax restructuring charge associated with the Q4 2001 Plan of $1.8 million. This charge was primarily due to additional severance and severance related benefits of the previously identified employees associated with the closure of our European manufacturing facility in the Life and Analytical Sciences segment.

In 2004, we expended $1.0 million to execute the actions associated with the Q4 2001 Plan. We will pay the remaining balance in 2005 for previously identified employees associated with the closure of our European manufacturing facility in the Life and Analytical Sciences segment.

(Losses) Gains on Dispositions

2004 Compared to 2003.    Dispositions resulted in a net loss of $0.4 million in 2004 versus a net gain of $2.7 million in 2003. Loss on dispositions in 2004 included a $0.7 million loss from the sale of a business and was partially offset by a $0.3 million gain from the sale of facilities. Gains on dispositions in 2003 included $2.2 million from sales of facilities and $0.5 million from post closing adjustments relating to the resolution of contingencies related to the sale of our Instruments for Research and Applied Sciences business, which we refer to as IRAS.

2003 Compared to 2002.    Dispositions resulted in a net gain of $2.7 million in 2003 versus a net gain of $5.2 million in 2002. Gains on dispositions in 2002 included $4.4 million from the sale of facilities and $0.8 million from post closing entries relating to our sale of our IRAS business, which was formerly part of our Life and Analytical Sciences segment.

Amortization of Intangible Assets

2004 Compared to 2003.    Amortization of intangible assets was $28.5 million in 2004 and $28.3 million in 2003. Slight increases in the Life and Analytical Sciences amortization due to the effect of foreign exchange were partially offset by slight decreases in Fluid Sciences amortization.

2003 Compared to 2002.    Amortization of intangible assets was $28.3 million for both 2003 and 2002. Slight increases in the Life and Analytical Sciences amortization due to the effect of foreign exchange were offset by slight decreases in Optoelectronics and Fluid Sciences amortization.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	2004	2003	2002
	(In thousands)
Interest income	$(2,394)	$(2,488)	$(3,161)
Interest expense	37,952	52,586	32,096
Losses on sale of investments, net	300	2,391	1,987
Extinguishment of debt	4,143	1,953	353
Other	322	1,954	1,585

	$40,323	$56,396	$32,860

2004 Compared to 2003.    Interest and other expense, net for 2004 was $40.3 million versus $56.4 million for 2003, a decrease of $16.1 million or 29%. The decrease in interest and other expense, net in 2004 as compared to 2003, was due primarily to approximately $100.0 million of lower average outstanding term loan balances combined with lower interest rates applicable to our term loan due to an amendment of our credit facility in the fourth quarter of 2003. A more complete discussion of our liquidity is set forth below under the heading, “Liquidity and Capital Resources.” The remaining decrease in interest and other expense was the result of (i) swapping $100 million of our 8.875% Notes from fixed rate debt to a floating rate based on six-month USD Libor in January 2004, resulting in a $2.2 million decrease in interest expense, and (ii) $2.3 million of net interest expense not incurred in 2004 as it was related to our zero coupon convertible debentures which we redeemed in 2003. The decrease in interest and other expense was partially offset by our increased acceleration of debt issuance costs of $4.1 million resulting from partial prepayments of our term debt during 2004 versus $1.9 million in 2003. We expect interest expense in 2005 to decrease due to lower outstanding debt balances and the expected benefit derived from the January 2005 swapping of an additional $100 million of our 8.875% Notes from fixed rate debt to a floating rate based on six-month USD Libor.

2003 Compared to 2002.    Interest and other expense, net for 2003 was $56.4 million versus $32.9 million for 2002, an increase of $23.5 million or 71%. The increase in interest and other expense, net in 2003 as compared to 2002, was due primarily to higher average borrowing rates resulting from our financing completed in December 2002. The remaining increase in interest and other expense, net of $3.0 million was due primarily to our increased acceleration of the amortization of debt issuance costs of $1.9 million resulting from partial prepayments of our term debt during 2003 versus $0.4 million in 2002 and $0.6 million of transaction costs we incurred in the fourth quarter of 2003 in connection with amending our credit facility to reduce the margin applicable to our term loan.

Provision/Benefit for Income Taxes

2004 Compared to 2003.    The 2004 provision for income taxes was $38.5 million, versus a provision of $27.5 million in 2003. The 2004 effective tax rate was 28.2% as compared to the 2003 effective tax rate of 32.2%. The change in the effective tax rate was primarily due to $10.4 million of benefit associated with the resolution of our successful appeal in 2004 of an Internal Revenue Service audit finding with respect to our 1997 and 1998 taxes, additional benefits resulting from the conclusion of Canadian and U.K. tax audits, reduction in state tax expense and our use of existing, and our reduced generation of new, net operating losses. These benefits were partially offset by an accrual of $8.7 million for the estimated U.S. tax cost of repatriation calculated under the homeland investment provisions of the American Jobs Creation Act of 2004.

2003 Compared to 2002.    The 2003 provision for income taxes was $27.5 million, versus a benefit of $3.5 million in 2002. Our 2003 effective tax rate was 32.2% as compared to our 2002 effective tax rate of 69.7%. The change in our effective tax rate was primarily due to a relatively high ratio in 2002 of permanent tax differences to loss from continuing operations before income taxes.

Discontinued Operations

We recorded the following gains and losses, which we report as the loss on dispositions of discontinued operations, during the years ended January 2, 2005 and December 28, 2003:

	2004	2003
	(in thousands)
Loss on Electroformed Products business	$(1,606)	$—
Loss on Computer-To-Plate business	(951)	—
Gain on the resolution of contingencies associated with the Technical Services business	1,487	6,535
Loss on the sale of the Security and Detection Systems business	—	(2,414)
Loss on Entertainment Lighting business	255	(1,957)
Loss on Telecommunications Component business	(1)	(2,383)

Net loss on disposition of discontinued operations before income taxes	(816)	(219)
Benefit (provision) for income taxes	321	(229)

Loss on disposition of discontinued operations, net of income taxes	$(495)	$(448)

As part of our continued efforts to focus on higher growth opportunities, in June 2004, we approved a plan to shut down our Electroformed Products business and sell our Ultraviolet Lighting business. In September 2004, we approved a plan to shut down our Computer-To-Plate business. We previously had reported the results of all three of these businesses as part of the Optoelectronics reporting segment. We have accounted for these businesses as discontinued operations in accordance with SFAS No. 144 and, accordingly, have presented the results of operations and related cash flows as part of discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying balance sheets as of January 2, 2005 and December 28, 2003. The net assets of the Electroformed Products business were written off resulting in a $1.6 million pre-tax loss for the year ended January 2, 2005. We sold the fixed assets and inventory of the Ultraviolet Lighting business in July 2004 for their approximate book value. The abandonment of the Computer-To-Plate business resulted in a $1.0 million write-down of fixed assets and inventory which we recognized in our loss on dispositions for the year ended January 2, 2005.

During 2004 and 2003, we settled various claims under certain long-term contracts and transition services with our Technical Services business, which we sold in August 1999. The net settlement and the reversal of certain previously established contingencies resulted in pre-tax gains of $1.5 million in 2004 and $6.5 million in 2003 that are included in gain (loss) on dispositions of discontinued operations. We reversed contingencies in the period in which the related issues were resolved. We may increase or reverse remaining contingencies in the future, pending resolution of the underlying matters.

In June 2002, we completed the sale of our Security and Detection Systems business for cash consideration of approximately $100.0 million and a net working capital adjustment. We recorded a net pre-tax gain of approximately $15.0 million pursuant to this transaction in 2002 as a gain on the disposition of discontinued operations. We accounted for our Security and Detection Systems business as a discontinued operation in accordance with APB No. 30, and accordingly, the results of operations and related cash flows of this business through the disposal date were segregated from continuing operations and reported as a separate line on our consolidated income statements. We have presented the resulting gain from the sale as a component of net income within dispositions of discontinued operations, net of income tax on our 2002 consolidated income statement. Adjustments relating to this sale resulted in a pre-tax loss from discontinued operations of $2.4 million in 2003, primarily due to revised estimates of the working capital adjustment.

In June 2002, our Board of Directors approved a plan to shut down our Telecommunications Components business as of June 30, 2002 and a plan to sell our Entertainment Lighting business as part of our continued efforts to focus on higher growth opportunities. We have reflected both businesses as discontinued operations in our consolidated financial statements. As of June 29, 2003, we had exited our Entertainment Lighting business, completing the sale of a substantial portion of that business for cash consideration of $1.4 million and abandoning the remaining assets. We recorded a gain of $0.3 million in fiscal 2004 and a net loss of $2.0 million in fiscal 2003 pursuant to this transaction.

Summary operating results of the discontinued operations of the Security and Detection Systems, Telecommunications Component, Entertainment Lighting, Electroformed Products, Ultraviolet Lighting and Computer-To-Plate businesses for the periods prior to disposition were as follows:

	2004	2003
	(In thousands)
Sales	$3,394	$7,388
Costs and expenses	6,298	14,650

Operating loss from discontinued operations	(2,904)	(7,262)
Other expense	(214)	(283)

Loss from discontinued operations before income taxes	(2,690)	(6,979)
Benefit from income taxes	(976)	(2,453)

Loss from discontinued operations, net of income taxes	$(1,714)	$(4,526)

Effect of Accounting Change

As required by SFAS 142, we completed the transitional impairment analysis of our recorded goodwill as of January 1, 2002. In connection with the adoption of this standard, we reviewed our forecasts and projections of all of our reporting units and determined that, based on decreased demand for certain specialty lamps resulting from a downturn in the printed circuit board production worldwide and other smaller markets, the fair value of the lighting reporting unit was less than its carrying value. With the assistance of valuation specialists and using a discounted cash flow model, we determined that the carrying value of the recorded goodwill was in excess of the fair value of that goodwill. As a result, we recorded an impairment charge totaling $117.8 million as a cumulative effect of an accounting change. The entire transition adjustment related to our lighting reporting unit within our Optoelectronics reporting segment. In addition, as part of our ongoing compliance with SFAS No. 142, we completed our annual assessment of goodwill using a measurement date of January 3, 2005. This annual assessment did not result in an impairment charge.

Acquisitions and Divestitures

In February 2005, we acquired Elcos AG, a leading European designer and manufacturer of custom light emitting diode, or LED, solutions for biomedical and industrial applications. The transaction combines Elcos’ visible LED technology platform and strong customer and application base with our global sales, application and support organization, therefore expanding the sales growth opportunities for the Elcos technology. Consideration for the transaction was approximately $15.1 million in cash at the time of closing with additional consideration of approximately $1.4 million due through fiscal 2007. In addition, potential earn out payments of up to approximately $8.2 million may be made based on the future performance of the business.

In November 2001, we completed our acquisition of Packard BioScience Company. The integration activities are complete with the exception of $0.4 million in remaining payments due on leased facilities exited in 2001 that will be paid through 2005. These integration activities are linked to the Q4 2001 Plan and are disclosed in Note 3 to our consolidated financial statements included in this annual report on Form 10-K.

The following table summarizes integration reserve activity during 2004, 2003 and 2002 related to the acquisition of Packard:

	Severance	Abandonment of Excess Facilities	Total Cash Charges	Asset Impairment	Total
	(In millions)
Packard Integration Plan
Balance at December 29, 2002	0.8	3.2	4.0	—	4.0
Amounts paid	(0.8)	(2.3)	(3.1)	—	(3.1)

Balance at December 28, 2003	$—	$0.9	$0.9	$—	$0.9

Amounts paid	—	(0.5)	(0.5)	—	(0.5)

Balance at January 2, 2005	$—	$0.4	$0.4	$—	$0.4

Contingencies

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $3.8 million as of January 2, 2005, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a potentially responsible party, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position or results of operations. While it is possible that a material loss exceeding the amounts recorded may be incurred, we do not expect the potential exposure to be materially different from the amounts we recorded.

We and certain of our officers have been named as defendants in a class action lawsuit filed in July 2002, and we and certain officers and directors have been named as defendants in purported derivative lawsuits filed in June and July 2004. The plaintiffs in all of these suits have alleged, among other things, various statements made by the Company and management, during the same time period for all three suits, were misleading with respect to our prospects and future operating results. Further information with respect to these lawsuits is contained in Part I, Item 3. Legal Proceedings of this annual report. We believe we have meritorious defenses to these lawsuits and are contesting the actions vigorously. We are currently unable, however, to reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters.

We previously received a notice from the Internal Revenue Service asserting federal income tax deficiencies for 1997 and 1998. The Company and the Internal Revenue Service resolved these matters in 2004. As a result of the settlement, we have reversed the reserves of $10.4 million that had been established in accordance with FAS 5 based on our previous assessment of the resolution of these matters, which assessment was less favorable than the ultimate outcome.

We are under regular examination by the Internal Revenue Service and other tax authorities in the United States and other countries, such as Canada, Finland, and the United Kingdom, and states in which we have significant business operations, such as California and New York. The tax years under examination vary by jurisdiction; for example, the IRS is currently examining 1999 through 2002. Assuming current progress, we expect the IRS examination to be completed in fiscal 2005. We regularly assess the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. Tax reserves have been established, which we believe to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available and when an event occurs requiring a change to the reserves. The resolution of tax matters will not have a material effect on our consolidated financial condition, although such settlement could have a material impact on our effective tax rate and consolidated statement of income for a particular future period.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

2004 Compared to 2003.    Sales for 2004 were $1,062.8 million, versus $1,003.7 million in 2003, an increase of $59.1 million, or 6%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $39.2 million in 2004, as compared to 2003. The following analysis compares significant sales by market and product type for 2004, as compared to 2003, and includes the effect of foreign exchange rate fluctuations. Sales to environmental and chemical analysis customers increased $24.8 million, OneSource™ service sales increased by $20.4 million, sales to genetic screening customers increased $11.4 million, and sales to biopharmaceutical customers increased $2.5 million. Service revenue included approximately $2.9 million for the additional week in the 2004 fiscal year. Sales by type of product included increases in sales of instruments of $33.5 million, service of $20.4 million, and consumables of $5.2 million.

Operating profit for 2004 was $103.6 million, versus $94.7 million in 2003, an increase of $8.9 million. Research and development increased $3.5 million in 2004, as compared to 2003. Contributing to the increase were net cost savings associated with various productivity initiatives, including our restructuring and integration activities which resulted in a reduction of employees and the elimination of excess facilities. Offsetting these net cost savings were a $1.9 million restructuring reversal in 2003 for which there was no similar reversal in 2004, and dispositions which created a $0.8 million loss in 2004 versus dispositions which created a $1.6 million gain in 2003. Amortization of intangibles was $26.4 million for the year ended January 2, 2005, versus $26.0 million for the year ended December 28, 2003.

2003 Compared to 2002.    Sales for 2003 were $1,003.7 million, versus $991.7 million in 2002, an increase of $12.0 million, or 1%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $61.0 million in 2003, as compared to 2002. The favorable effect of foreign exchange rate fluctuations was offset in part by reduced unit sales volume. The following analysis compares significant sales by market and product type for 2003, as compared to 2002, and includes the effect of foreign exchange rate fluctuations. Sales to environmental and chemical analysis customers increased $22.7 million, sales to genetic screening customers increased $6.3 million and our OneSource™ laboratory service sales increased by $14.8 million. These increases were offset by a $31.8 million decrease in sales to biopharmaceutical customers, primarily in sales of liquid handling instruments and radiochemical reagents, as general biopharmaceutical market demand remained weak throughout 2003. Sales by type of product included increases in sales of consumables of $23.5 million, and service of $14.8 million, partially offset by decreases in sales of instruments of $26.3 million.

Operating profit for 2003 was $94.7 million, versus $27.4 million in 2002, an increase of $67.3 million. The increase in 2003 as compared to 2002, was primarily the result of approximately $43.0 million of overall cost savings in 2003 associated with restructuring and integration activities, mainly due to a reduction of employees and the elimination of excess facilities. The increase in operating profit in 2003, as compared to 2002, was also due to approximately $31.5 million of net restructuring charges included in our results for 2002, compared to a net restructuring credit of $1.9 million in 2003. Amortization of intangibles was $26.0 million for the year ended December 28, 2003, versus $25.5 million for the year ended December 29, 2002.

Optoelectronics

2004 Compared to 2003.    Sales for 2004 were $380.6 million, versus $348.7 million for 2003, an increase of $31.9 million, or 9%. Changes in foreign exchange rates increased sales by approximately $6.5 million. The following analysis of significant sales by product line for 2004, as compared to 2003, includes the effects of changes in foreign exchange rates. Sales of digital imaging products increased by $21.4 million due to increased sales of diagnostic and radiotherapy digital x-ray products. Sales of sensors, lithography, and fiber optic test product lines increased $15.0 million. Sales of specialty lighting products decreased by $4.5 million due to lower photoflash sales into single-use cameras.

Operating profit for 2004 was $57.4 million, versus $46.8 million for 2003, an increase of $10.6 million. The increase in operating profit was primarily the result of increased sales volume, which increased operating profit by approximately $11.5 million, and net productivity improvements and cost reduction actions of $14.0 million, both offset in part by pricing reductions of approximately $14.9 million. Amortization of intangible assets was $1.2 million for 2004 and 2003.

2003 Compared to 2002.    Sales for 2003 were $348.7 million, versus $319.8 million for 2002, an increase of $28.9 million, or 9%. Changes in foreign exchange rates increased sales by approximately $10.0 million. The following analysis of significant sales by product line for 2003, as compared to 2002, includes the effects of changes in foreign exchange rates. Sales of specialty lighting products increased by $18.5 million due to growth in sales of flash products, and sales of digital imaging products increased by $18.9 million due to increased sales of diagnostic and radiotherapy digital x-ray products. These increases were offset in part by sales decreases totaling $8.5 million in our sensors, lithography, and fiber optic test product lines due to limited demand in these end markets.

Operating profit for 2003 was $46.8 million, versus an operating loss of $0.5 million for 2002, an increase of $47.3 million. The operating loss for 2002 includes a charge of $17.2 million for an inventory write down which was not repeated in 2003. Fiscal 2003 included a net restructuring reversal of $1.8 million compared to a net restructuring charge of $3.7 million in 2002. Increased sales and productivity improvements, including improved manufacturing performance and reduced operating expenses, and a headcount reduction of more than 200, reduced expenses by a total of approximately $20.0 million in 2003 compared to 2002. Amortization of intangible assets was $1.2 million for 2003 and $1.3 million for 2002.

Fluid Sciences

2004 Compared to 2003.    Sales for 2004 were $243.8 million, versus $179.7 million for 2003, an increase of $64.1 million, or 36%. Changes in foreign exchange rates increased sales by approximately $1.4 million. The following analysis of significant sales by product line for 2004, as compared to 2003, includes the effects of changes in foreign exchange rates. Sales increased $30.5 million in our semiconductor products due to increased demand, $28.9 million in aerospace products, and $4.7 million in fluid testing and energy technology products.

Operating profit for 2004 was $38.2 million, versus $17.9 million for 2003, an increase of $20.3 million, or 113%. The increase in operating profit resulted primarily from increased sales, shifting production to lower cost locations in Asia, other productivity improvements resulting from Six Sigma and lean manufacturing initiatives. Amortization of intangible assets was $.9 million for 2004 and $1.1 million for 2003.

2003 Compared to 2002.    Sales for 2003 were $179.7 million, versus $189.5 million for 2002, a decrease of $9.8 million, or 5%. Changes in foreign exchange rates increased sales by approximately $2.4 million. The following analysis of significant sales by product line for 2003, as compared to 2002, includes the effects of changes in foreign exchange rates. Sales decreased $4.4 million in our semiconductor products due to declining demand, and $2.7 million in our energy technology products. In addition, sales to our aerospace and fluid testing customers declined modestly by $1.7 million and $1.0 million, respectively, in two difficult markets.

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

Cash Flows

Fiscal Year 2004

Operating Activities.    Net cash generated by continuing operations operating activities was $199.5 million in 2004. Contributing to the generation of cash from operating activities during 2004 was net income from continuing operations of $98.3 million, depreciation and amortization of $76.2 million, and a decrease in working capital accounts of $4.9 million. Contributing to the decrease in working capital in 2004 were decreases in accounts receivable of $14.6 million and inventory of $1.9 million, offset by decreases in accounts payable of $11.6 million. In general, accounts receivable collections increased due primarily to our focus on improved processes and collections, whereas inventory balances decreased primarily due to improved logistics and inventory management processes. Accounts payable decreased primarily due to timing of payments. There was no incremental use of our accounts receivable securitization facility during 2004. The outstanding amount under this facility totaled $45.0 million at both January 2, 2005 and December 28, 2003. As discussed under “Off-Balance Sheet Arrangements”, we had approximately $20 million of undrawn capacity available under the facility at January 2, 2005.

Investing Activities.    Investing activities related to continuing operations used $12.3 million in 2004. In 2004, we made capital expenditures of $19.0 million, mainly for tooling and productivity improvements and for system and facility costs. We derived $3.4 million from sales of a building and equipment and $2.8 million from the settlement of an escrow related to an entity acquired in 2000.

Financing Activities.    In 2004, we used $195.9 million of net cash in financing activities. Debt reductions during 2004 totaled $175.2 million, primarily comprising $175.0 million used to repay a portion of our term loan. We also paid $35.8 million in dividends and received net cash proceeds from the exercise of employee stock options of $15.0 million in 2004.

Fiscal Year 2003

Operating Activities.    Net cash generated by continuing operations operating activities was $163.7 million in 2003. Contributing to the generation of cash from operating activities during 2003 was net income from continuing operations of $57.9 million, depreciation and amortization of $79.5 million and a decrease in working capital accounts of $70.9 million. Contributing to the decrease in working capital in 2003 were reductions in accounts receivable of $43.4 million and inventory of $28.2 million. In general, accounts receivable and inventory levels declined due to our focus on customer payment terms as well as enhanced inventory management. Accounts receivable also decreased as a result of increased use of our accounts receivable securitization facility, which increased $16 million, from $29 million at December 29, 2002 to $45 million at January 2, 2005. Cash outlays for accrued expenses, restructuring and other assets and liabilities totaled $46.0 million during 2003, primarily as a result of payments toward restructuring plans and other obligations. We expect our restructuring expenditures to be reduced in 2004.

Investing Activities.    In 2003, we withdrew $187.5 million of cash held in escrow to retire substantially all of our remaining outstanding indebtedness under our zero coupon convertible debentures. In 2003, we made capital expenditures of $16.6 million mainly in the areas of tooling and productivity improvements along with system and facility costs related to integration activities. Net proceeds from the dispositions of businesses and fixed assets during 2003 were $4.4 million. We derived $4.9 million of these proceeds from the sale of a building made redundant due to integration activities.

Financing Activities.    In 2003, we used $298.4 million of net cash in financing activities. We expended $187.5 million of cash withdrawn from our designated escrow account along with approximately $2.4 million of available cash to redeem our outstanding zero coupon convertible debentures. Debt reductions during 2003 also included $70.0 million of cash used to repay a portion of our term loan. In December 2003, we amended our credit facility to, among other things, reduce the interest rate applicable to our term loan. We paid $4.4 million transaction in fees during 2003 in connection with that amendment. We also paid $35.4 million in dividends and received net cash proceeds from the exercise of employee stock options of $3.6 million in 2003.

Borrowing Arrangements

Senior Secured Credit Facility.    In December 2002, we entered into a senior credit facility. This facility comprises a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. In 2004, we made $175.0 million of principal payments on the term loan. Accordingly, at January 2, 2005 we had $70.0 million outstanding under our term loan and no outstanding principal balance under our revolving credit facility at January 2, 2005 or at any other time.

Interest rates under the senior credit facility applicable to the term loan and to the revolving credit facility are determined as a margin over either the Eurodollar rate or the base rate. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The applicable margins for the term loan and the revolving credit facility vary based upon our leverage ratio at the end of the prior quarter. The applicable margin as of January 2, 2005 was 200 basis points for the Eurodollar rate and 100 basis points for the base rate. We may allocate all or a portion of our indebtedness under the senior credit facility to interest based upon the margin over the Eurodollar rate or the base rate. At

January 2, 2005, the Eurodollar rate was approximately 247 basis points and the base rate was 525 basis points resulting in a Eurodollar interest rate on the senior credit facility of 447 basis points.

In October 2004, we amended our senior credit facility to allow greater flexibility regarding acquisitions, stock repurchases, debt reduction and cash repatriation. The amount of permitted acquisitions and any related indebtedness was raised from $125 million to $250 million. The amount of indebtedness related to acquisitions is subject to compliance with all financial covenants.

The term loan is repayable in mandatory nominal quarterly installments of $0.8 million of the outstanding balance until December 2007, and thereafter in four equal quarterly installments of 25% of the then outstanding balance until December 2008. Additionally, annual principal payments as a percentage of excess cash flow, defined as a ratio based on our cash flow and leverage ratio in the credit agreement, are payable six months following the end of each fiscal year. We are not required to make any such principal payment in 2005, with respect to our 2004 excess cash flow. In 2004, we made $175 million in principal payments on the term loan. The revolving credit facility is available to us through December 2007 for our working capital needs. At no point in fiscal 2004 nor at any other time, did we have any outstanding principal balance under the revolving credit facility.

Our senior credit facility contains covenants that require us to maintain specific financial ratios, including:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio,

•	a maximum senior leverage ratio, and

•	a maximum total leverage ratio.

As of January 2, 2005, and at all other times during fiscal 2004, we were in compliance with all applicable covenants.

8 7/8% Notes.    In December 2002, we issued and sold ten-year senior subordinated notes at a rate of 8 7/8% with a face value of $300.0 million. We received $297.5 million in gross proceeds from the issuance. We recorded deferred issuance costs of $7.0 million as a non-current asset. The debt, which matures in January 2013, is unsecured but is guaranteed by substantially all of our domestic subsidiaries. Interest on our 8 7/8% notes is payable semi-annually on January 15 and July 15. In January 2004, we swapped the fixed rate on $100 million of these notes to a floating rate using swap instruments which reset semi-annually in arrears based upon six-month USD LIBOR and an applicable spread as defined in the swap agreements. In January 2005, we swapped an additional $100 million of these notes from fixed rate to floating rate at similar terms to the January 2004 swap, and therefore we now pay the applicable six-month USD LIBOR rate, plus the applicable spread, on $200 million of our obligations represented by the notes.

If a change of control of our company occurs, each holder of 8 7/8% notes may require us to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued interest. Before January 15, 2006, we may redeem up to 35% of the aggregate principal amount with the net proceeds of specified public equity offerings at 108.875% of the principal amount of the notes, plus accrued interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem some or all of our 8 7/8% notes at any time on or after January 15, 2008, at a redemption price of 104.438%. The redemption price decreases to 102.958% on January 15, 2009, to 101.479% on January 15, 2010 and to 100% on January 15, 2011. The debt is subordinated to our senior credit facility. These notes contain financial and other covenants. Most of these covenants terminate if the notes obtain an investment grade rating by Standard & Poor’s Rating Services and Moody’s Investors Service. At January 2, 2005, and at all times during fiscal 2004, we were in compliance with all applicable covenants.

Zero Coupon Convertible Debentures.    Through the first quarter of 2003, we repurchased $344.7 million in accreted amount of our zero coupon convertible debentures due 2020 in open market purchases and through a

December 2002 tender offer. We redeemed the remaining $157.4 million of accreted value of zero coupon debentures on August 7, 2003 in accordance with their terms. We used approximately $155.0 million held in escrow pursuant to the terms of our senior secured credit facility along with available cash of approximately $2.4 million, to redeem the zero coupon convertible debentures. As of December 28, 2003 the zero coupon convertible debentures had been fully retired.

6.8% Notes.    In December 2002, we initiated a tender offer for all of our outstanding 6.8% notes. We completed the tender offer and repurchased all but $4.7 million of these notes as of December 26, 2002. We paid consent payments pursuant to a consent solicitation we made concurrently with the tender offer. The consent solicitation eliminated substantially all of the restrictive covenants contained in the indenture governing our 6.8% notes as of December 29, 2002. We may from time to time repurchase outstanding 6.8% notes through open market purchases, privately negotiated transactions or otherwise. The remaining $4.7 million in notes are due to be paid in October 2005.

Off-Balance Sheet Arrangements

Receivables Securitization Facility

In December 2001, we established a wholly owned consolidated subsidiary to purchase, on a revolving basis, certain of our accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. In September 2003, we amended the facility to increase total funding capacity from $50.0 million to $65.0 million to expand our sources of liquidity. Amounts funded under this facility were $45.0 million at both January 2, 2005 and December 28, 2003. As of January 2, 2005, we had approximately $20 million of undrawn capacity available under the facility. The facility had an effective interest rate of approximately LIBOR plus 74 basis points as of January 2, 2005. The facility includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At January 2, 2005, we had a senior unsecured credit rating of BB+ with a stable outlook from Standard & Poor’s Rating Services, and of Ba2 with a positive outlook from Moody’s Investors Service. The facility expires on January 27, 2006.

Dividends

Our Board of Directors declared regular quarterly cash dividends of seven cents per share in each quarter of 2004 and 2003, resulting in an annual dividend rate of 28 cents per share. Our senior credit facility and the indenture governing our outstanding 8 7/8% senior subordinated notes contain restrictions that may limit our ability to pay our regular quarterly cash dividend in the future if we are unable to comply with certain financial covenants that primarily relate to cash flow.

Contractual Obligations

The following table summarizes our contractual obligations at January 2, 2005:

	Operating Leases	6.8% Unsecured Notes due 2005	Term Note	8.875% Sr. Subordinated Notes due 2013	Other Revolving Debt Facilities	Total
	(In thousands)
2005	$30,496	$4,681	$3,150	—	$1,883	$40,210
2006	25,541	—	3,150	—	7	28,698
2007	17,099	—	3,150	—	—	20,249
2008	13,798	—	60,550	—	—	74,348
2009	12,461	—	—	—	—	12,461
2010 and beyond	122,176	—	—	$298,017	—	420,193

Total	$221,571	$4,681	$70,000	$298,017	$1,890	$596,159

Capital Expenditures

During 2005, we expect to make capital expenditures of approximately $25 million to $35 million primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, and to capitalize expenses related to internally developed information technology. We expect to use our available cash and internally generated funds to fund these expenditures.

Future Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions. SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

We expect to adopt SFAS No. 123R using the Statement’s modified prospective application method. We expect our adoption of SFAS No. 123R to increase stock compensation expense. We are currently evaluating the impact that the adoption of SFAS No. 123R will have on our financial results.

On November 29, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the potential impact, if any, the adoption of Statement 151 will have on our consolidated financial position, results of operations or cash flows.

Application of Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Revenue recognition. We record product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. For products that include installation, if the installation meets the criteria to be considered a separate element, we recognize product revenue upon delivery, and we delay recognition of installation revenue until the installation is complete. For sales that include customer-specified acceptance criteria, we recognize revenue only after the acceptance criteria have been met. We defer revenue from services and recognize it over the contractual period or as we render services and the customer accepts them. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element, all in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Because the majority of our sales relate to specific manufactured products or units rather than long-term customized projects, we generally do not experience significant changes in original estimates. Further, we have not experienced any significant product returns or refunds or promotional allowances that require significant estimation.

Allowances for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We generally compute our allowance for doubtful accounts by (1) applying specific percentage reserves on accounts that are past due and deemed uncollectible; and (2) specifically reserving for customers known to be in financial difficulty. Therefore, if the financial condition of our customers were to deteriorate beyond our estimates, we may have to increase our allowance for doubtful accounts. This would reduce our earnings.

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

Value of long-lived assets, including intangibles. We carry a variety of long-lived assets on our balance sheet including property and equipment, investments, identifiable intangible assets and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review (1) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (2) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows emanating from those assets may be diminished. Any impairment charge that we record reduces our earnings. The 2002 initial assessment of goodwill recoverability under SFAS No. 142 resulted in a $117.8 million charge to our earnings. This charge, relating to goodwill in our lighting reporting unit within our Optoelectronics business segment, was caused by expected declines in profitability and cash flows as a result of softness in key end-markets. We completed the annual impairment tests of goodwill for 2003 and 2004 and concluded that there was no impairment. While we believe that our estimates of current value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets. In addition, we currently evaluate the remaining useful life of our intangible assets that are not being amortized at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful life of nonamortizing intangible assets are no longer indefinite, the assets will be tested for impairment in accordance with SFAS 142. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

Employee compensation and benefits.    Retirement and post retirement benefit plans are a significant cost of doing business and represent obligations that will be ultimately settled far in the future and therefore are subject to estimation. Retirement and post retirement benefit plan expenses are allocated to cost of sales, research and development and selling, general and administrative expenses in our consolidated statement of operations. We incurred expenses of $9.1 million in 2004, $6.2 million in 2003 and $3.9 million in 2002 for our retirement and post retirement plans. We expect expenses of approximately $12.8 million in 2005 for our retirement and post retirement plans. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year. As of January 2, 2005, we estimated the expected long-term rate of return of assets in our pension portfolios in the United States was 8.5% percent, and was 7.5% percent for plans outside the United States. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets as well as our current expectations for long- term rates of returns for our pension assets. Our management will continue to assess the expected long-term rate of return on plan assets assumption for each plan based on relevant market conditions and will make adjustments to the assumptions as appropriate. Discount rate assumptions have been, and continue to be based on the prevailing market long-term interest rates at the measurement date. If any of our assumptions were to change, our pension plan expenses would also change. A one percent decrease in the estimated return on plan assets would increase our pre-tax pension expense by $2.1 million for 2005 in the United States and by $0.7 million for 2005 for all plans outside the United States. We have reduced the volatility in our health care costs provided to our retirees by adopting a defined dollar plan feature. Under the defined dollar plan feature, our total annual liability for health care costs to any one retiree is limited to a fixed dollar amount, regardless of the nature or cost of the health care needs of that retiree. Our maximum future liability therefore, cannot be increased by future changes in the cost of health care.

Restructuring activities.    Our financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our restructuring charges are estimates based on our preliminary assessments of (1) severance benefits to be granted to employees, based on known benefit formulas and identified job grades, (2) costs to abandon certain facilities based on known lease costs of sub-rental income and (3) asset impairments as discussed above under “Value of Long-Lived Assets, Including Intangibles.” Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. For example, actual severance costs may be less than anticipated if employees voluntarily leave prior to the time at which they would be entitled to severance or if anticipated legal hurdles in foreign jurisdictions prove to be less onerous than expected. In addition, unanticipated successes or difficulties in terminating leases and other contractual obligations may lead to changes in estimates. When such changes in estimates occur, they are reflected in our financial statements on the income statement line entitled “restructuring charges, net”.

Gains or losses on dispositions.    When we record the disposition of an asset or discontinuance of an operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. During the year ended January 2, 2005, we recognized $0.4 million in losses from disposition of a business and excess facilities. We also recorded $0.5 million in losses from the disposition of discontinued operations comprised of gains from the final disposition of our Telecommunications Components and Technical Services businesses. These gains were offset by losses associated with the disposition of our Electroformed Products and Computer-To-Plate businesses. Any such changes decrease or increase current earnings and are recorded either against the “gains on disposition” or “discontinued operations” line items appearing in our income statement.

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

Our tax positions are consistently subject to challenge by taxing authorities throughout the world. Where appropriate, we reserve for tax matters where we believe that there is a significant likelihood of an incremental liability being incurred. Any significant changes as a result of changes in underlying facts, law, tax rates, tax audit or review could lead to adjustments in our effective tax rate or cash flow.

In addition, we have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, foreign tax credits and other credits. Valuation allowances take into consideration our ability to ultimately use these deferred tax assets and reduce the value of such items to the amount that is deemed to be recoverable. Improvements or other changes in our operations, domestically and internationally, could increase our ability to utilize these tax attributes in the future. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

The FASB also issued FASB Staff Position, or FSP, No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of specified foreign earnings to a U.S. taxpayer, provided criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the total amount of foreign earnings to be repatriated by us cannot be determined and the presumption that such unremitted earnings will not be repatriated cannot be overcome. FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the Act was enacted, to evaluate the effects of the Act on its plan for reinvestment or repatriation of unremitted earnings. FSP 109-2 calls for enhanced disclosures of, among other items, the status of a company’s evaluations, the effects of completed evaluations, and the potential range of income tax effects of repatriations. Such disclosures are included in Note 5 to our consolidated financial statements.

Forward-Looking Information and Factors Affecting Future Performance

The following important factors affect our business and operations generally or affect multiple segments of our business and operations:

Economic, political and other risks associated with foreign operations could adversely affect our international sales.

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented more than 50% of our total sales in the fiscal year ended January 2, 2005. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

We sell many of our products in industries characterized by rapid technological change, frequent new product and service introductions, and evolving industry standards. Without the timely introduction of new products and enhancements, our products could become technologically obsolete over time, in which case our sales and operating results would suffer. The success of our new product offerings will depend upon several factors, including our ability to:

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

As of January 2, 2005, we had approximately $374.6 million in outstanding indebtedness.

We have $100.0 million in additional borrowing capacity available to us under our revolving credit facility and $20 million under our receivable securitization program. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

Our leverage could have negative consequences, including:

•	increasing our vulnerability to adverse economic and industry conditions,

•	limiting our ability to obtain additional financing,

•	limiting our ability to acquire new products and technologies through acquisitions or licensing, and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete.

Approximately $70 million of our indebtedness bears interest at floating rates pursuant to the terms of the original agreements. However, after giving effect to the interest rate swaps entered into in January 2004 and January 2005, approximately $270 million of our indebtedness now bears interest at floating rates. As a result, our interest payment obligations on this indebtedness will increase if interest rates increase.

Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet these obligations or to successfully execute our business strategy. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures or research and development expenditures, seek additional financing or equity capital, restructure or refinance our debt or sell assets. We may not be able to obtain additional financing or refinance existing debt or sell assets on terms acceptable to us or at all.

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

Our operating results may could be harmed by cyclical downturns affecting several of the industries into which we sell our products.

Some of the industries and markets into which we sell our products are cyclical. Industry downturns are often characterized by reduced product demand, excess manufacturing capacity and erosion of average selling prices and profits. In the past, significant downturns in our customers’ markets and in general economic conditions have resulted in a reduced demand for several of our products and have hurt our operating results. For example, during 2002, our operating results were reduced by downturns in many of the markets we serve, including the pharmaceutical, biomedical, semiconductor and aerospace markets.

Our quarterly operating results could be subject to significant fluctuation, and we may not be able to adjust our operations to effectively address changes we do not anticipate.

Given the nature of the markets in which we participate, we cannot reliably predict future sales and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or to make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

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

We have in the past, and may in the future, supplement our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisition of Elcos AG in February 2005. However, we may be unable to identify, complete promising acquisitions or license transactions for many reasons, including:

•	competition among buyers and licensees,

•	the need for regulatory and other approvals,

•	our inability to raise capital to fund these acquisitions,

•	the high valuations of businesses and technologies, and

•	restrictions in the instruments governing our indebtedness, including the indenture governing our 8 7/8% notes and our new senior credit facility.

Some of the businesses we may seek to acquire may be unprofitable or marginally profitable. Accordingly, the earnings or losses of acquired businesses may dilute our earnings. For these acquired businesses to achieve acceptable levels of profitability, we must improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations, such as incompatible management, information or other systems or cultural differences.

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

Some of the products produced by our Life and Analytical Sciences business unit are subject to regulation by the United States Food and Drug Administration and similar international agencies. In addition, some of the activities of our Fluid Sciences business unit are subject to regulation by the United States Federal Aviation Administration. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales, resales and distribution. If we fail to comply with those regulations or those of similar international agencies, we may have to recall products and cease their manufacture and distribution. We had to do this on a temporary basis in 2004 in response to an FDA directive at one of our Life and Analytical Sciences locations until we were able to resolve the matter by implementing additional testing and labeling conditions on the relevant product. In addition, we could be subject to fines or criminal prosecution.

Changes in governmental regulations may reduce demand for our products or increase our expenses.

We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as environmental, health and safety, and food and drug regulations. We develop, configure and market our products to meet customer needs created by these regulations. Any significant change in these regulations could reduce demand for our products or increase our costs of producing these products.

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

We may incur significant expense in any legal proceedings to protect our proprietary rights or to defend infringement claims by third parties. In addition, claims of third parties against us, such as the pending actions by, respectively, Enzo Biochem, Inc. and Enzo Life Sciences, Inc., and by Amersham Biosciences Corp. and Amersham Plc, could result in awards of substantial damages or court orders that could effectively prevent us from manufacturing, using, importing or selling our products in the United States or abroad.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of January 2, 2005, our total assets included $1.5 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test these items on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned.

Adverse changes in our business or the failure to grow our Life and Analytical Sciences business may result in impairment of our intangible assets which could adversely affect our results of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risks

Financial Instruments

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of January 2, 2005.

In the ordinary course of business, we enter into foreign exchange contracts for periods consistent with our committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include inter-company and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity and are recorded at fair value on the consolidated balance sheet. Credit risk is minimal as the foreign exchange instruments are contracted with major banking institutions. Unrealized gains and losses on our foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive income in the accompanying consolidated balance sheet. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. For the year ended January 2, 2005, we did not engage in any designated cash flow hedges. The notional amount of the outstanding foreign currency contracts was approximately $166.8 million at January 2, 2005 and $168.5 million as of December 28, 2003, and the approximate fair value of these foreign currency derivative contracts was insignificant. The duration of the foreign currency derivative contracts was generally 30 days for 2004.

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

(2) In all parts of the world our subsidiaries, on occasion, invoice third-party customers in foreign currencies other than the one in which they primarily do business. We refer to our subsidiaries’ primary business currencies as the “functional currencies.” Movements in the invoiced currency relative to the functional currency result in both realized and unrealized transaction gains or losses that directly impact our cash flows and our results of operations.

(3) Our manufacturing and distribution organization is worldwide. Accordingly, inventories may be manufactured in one location, stored in another, and distributed in a third location. This results in a wide array of intercompany transactions—transactions that are billed and paid in many different currencies. Our cash flows and our results of operations are therefore directly impacted by fluctuations in exchange rates of currencies involved.

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

Foreign Currency Risk—Value-at-Risk Disclosure—We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of January 2, 2005, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.1 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal 2004, the Value-At-Risk ranged between $0.1 million and $0.3 million, and averaged approximately $0.2 million.

Interest Rate Risk.    As described above, our debt portfolio includes both fixed rate and variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. In January 2005 and January 2004, we effected, for a portion of our fixed rate debt portfolio, interest rate swaps that in effect convert fixed rate debt to variable rate debt. These swaps have been designated as fair value hedges. These swaps are marked to market in our consolidated financial statements. The fair value movements in these swaps are offset by the fair value movement in the debt.

Interest Rate Risk—Sensitivity—As of January 2, 2005, our debt portfolio was comprised of $304.6 million fixed rate debt and $70.0 million of variable rate debt. After giving effect to the interest rate swaps entered into in January 2004 and January 2005, $104.6 million of our debt portfolio is fixed and $270.0 million is variable. In addition, our cash and cash equivalents, for which we receive interest at variable rates, were $197.5 million at January 2, 2005. Our current earnings exposure for changes in interest rates can be summarized as follows:

(1) changes in interest rates can cause interest charges on our variable rate debt comprised of $70 million of term loan and $200 million of swapped 8 7/8% notes to fluctuate. A 10% increase, or approximately 64 basis points, in current interest rates would cause an additional pre-tax charge to our earnings of $1.7 million for fiscal year 2005.

(2) changes in interest rates can cause our cash flows relative to interest payments on variable rate debt to fluctuate. As described above, an increase of 10%, or approximately 64 basis points, in current interest rates would cause our cash outflows to increase by $1.7 million for fiscal year 2005.

(3) changes in interest rates can cause our cash flows relative to interest received to fluctuate.

(4) changes in interest rates can cause the value of our fixed rate debt to change. However, such a value change has no impact on either our earnings or our cash flows unless we determine that we wish to retire this debt in the open market.

Item 8.     Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.

Wellesley, Massachusetts

We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 2, 2005. Our audits also included the financial statement schedule listed in the Index at ITEM 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of January 2, 2005 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 10, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended

	January 2, 2005	December 28, 2003	December 29, 2002
	(In thousands, except per share data)
Sales:
Products	$1,430,133	$1,297,371	$1,284,108
Services	257,098	234,679	216,886

Total sales	1,687,231	1,532,050	1,500,994

Cost of sales:
Products	853,282	762,780	768,710
Services	153,396	137,978	129,836

Total cost of sales	1,006,678	900,758	898,546
Selling, general and administrative expenses	387,543	385,975	430,847
Research and development expenses	87,050	81,366	84,958
Restructuring (reversals), net	—	(3,539)	35,698
Losses (gains) on dispositions, net	409	(2,674)	(5,216)
Amortization of intangible assets	28,481	28,323	28,304

Operating income from continuing operations	177,070	141,841	27,857
Interest and other expense, net	40,323	56,396	32,860

Income (loss) from continuing operations before income taxes	136,747	85,445	(5,003)
Provision (benefit) for income taxes	38,495	27,512	(3,487)

Income (loss) from continuing operations	98,252	57,933	(1,516)
Loss from discontinued operations, net of income taxes	(1,714)	(4,526)	(19,162)
Loss on disposition of discontinued operations, net of income taxes	(495)	(448)	(13,460)

Income (loss) before effect of accounting change	96,043	52,959	(34,138)
Effect of accounting change, net of income taxes	—	—	(117,800)

Net income (loss)	$96,043	$52,959	$(151,938)

Basic earnings (loss) per share:
Continuing operations	$0.77	$0.46	$(0.01)
Discontinued operations	(0.02)	(0.04)	(0.26)

Income (loss) before effect of accounting change	0.75	0.42	(0.27)
Effect of accounting change, net of income taxes	—	—	(0.94)

Net income (loss)	$0.75	$0.42	$(1.21)

Diluted earnings (loss) per share:
Continued operations	$0.76	$0.45	$(0.01)
Discontinued operations	(0.02)	(0.04)	(0.26)

Net income (loss) before effect of accounting change	0.74	0.41	(0.27)
Effect of accounting change, net of income taxes	—	—	(0.94)

Net income (loss)	$0.74	$0.41	$(1.21)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of and For the Years Ended

	January 2, 2005	December 28, 2003
	(In thousands except share and per share data)
Current assets:
Cash and cash equivalents	$197,513	$191,499
Accounts receivable, net	287,299	288,027
Inventories	193,556	188,602
Other current assets	69,119	95,204
Current assets of discontinued operations	143	2,968

Total current assets	747,630	766,300

Property, plant and equipment:
At cost	631,693	618,651
Accumulated depreciation	(395,777)	(352,290)

Property, plant and equipment, net	235,916	266,361
Marketable securities and investments	10,479	10,874
Intangible assets, net	397,445	424,703
Goodwill	1,073,869	1,034,911
Other assets	110,016	102,658
Long-term assets of discontinued operations	152	1,920

Total assets	$2,575,507	$2,607,727

Current liabilities:
Short-term debt	$9,714	$5,167
Accounts payable	146,630	154,260
Accrued restructuring and integration costs	3,045	8,055
Accrued expenses	286,460	283,695
Current liabilities of discontinued operations	118	846

Total current liabilities	445,967	452,023
Long-term debt	364,874	544,307
Long-term liabilities	304,581	262,347
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value per share, authorized 300,000,000 shares; issued 129,059,000 and 145,101,000 shares at January 2, 2005 and December 28, 2003, respectively; and outstanding 129,059,000 and 126,909,000 shares at January 2, 2005 and December 28, 2003, respectively	129,059	145,101
Capital in excess of par value	545,000	681,550
Unearned compensation	(4,202)	(3,494)
Retained earnings	732,878	672,616
Accumulated other comprehensive income	57,350	30,908
Cost of shares held in treasury — 18,192,000 shares at December 28, 2003	—	(177,631)

Total stockholders’ equity	1,460,085	1,349,050

Total liabilities and stockholders’ equity	$2,575,507	$2,607,727

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Three Years Ended January 2, 2005

	Comprehensive Income	Common Stock Amount	Capital in Excess of Par	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Held in Treasury	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2001		$145,101	$641,091	$(3,827)	$842,283	$(60,940)	$(200,151)	$1,363,557

Comprehensive income
Net loss	$(151,938)	—	—	—	(151,938)	—	—	(151,938)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	34,350	—	—	—	—	34,350	—	34,350
Change in minimum liability of pension	(3,928)	—	—	—	—	(3,928)	—	(3,928)
Unrealized losses on derivative instruments	(1,407)	—	—	—	—	(1,407)	—	(1,407)
Unrealized gains on securities arising during the period, net of tax	60	—	—	—	—	60	—	60
Reclassification adjustment	(417)

Other comprehensive income	28,658

Comprehensive loss	$(123,280)

Cash dividends ($.28 per share)		—	—	—	(35,279)	—	—	(35,279)
Exercise of employee stock options		—	2,173	—	—	—	6,114	8,287
Issuance of common stock for employee benefit plans		—	8,661	(2,063)	—	—	9,965	16,563
Purchase of common stock for treasury		—	—	—	—	—	(5,925)	(5,925)
Acquisition of Packard		—	28,004	—	—	—	—	28,004

Balance, December 29, 2002		$145,101	$679,929	$(5,890)	$655,066	$(31,865)	$(189,997)	$1,252,344

	Comprehensive Income	Common Stock Amount	Capital in Excess of Par	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Held in Treasury	Total Stockholders’ Equity
	(In thousands)
Comprehensive income
Net income	$52,959	—	—	—	52,959	—	—	52,959
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	70,475	—	—	—	—	70,475	—	70,475
Change in minimum liability of pension	(9,110)	—	—	—	—	(9,110)	—	(9,110)
Unrealized gains on securities arising during the period, net of tax	1,408	—	—	—	—	1,408	—	1,408

Other comprehensive income	62,773	—	—	—	—	—	—	—

Comprehensive income	$115,732	—	—	—	—	—	—	—

Cash dividends ($.28 per share)	—	—	—	—	(35,409)	—	—	(35,409)
Exercise of employee stock options and related income tax benefits	—	—	2,057	—	—	—	3,630	5,687
Issuance of common stock for employee benefit plans	—	—	(436)	2,396	—	—	8,736	10,696

Balance, December 28, 2003		$145,101	$681,550	$(3,494)	$672,616	$30,908	$(177,631)	$1,349,050

Comprehensive income
Net income	$96,043	—	—	—	96,043	—	—	96,043
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	38,354	—	—	—	—	38,354	—	38,354
Change in minimum liability of pension	(11,987)	—	—	—	—	(11,987)	—	(11,987)
Unrealized gains on securities arising during the period, net of tax	75	—	—	—	—	75	—	75

Other comprehensive income	26,442	—	—	—	—	—	—	—

Comprehensive income	$122,485	—	—	—	—	—	—	—

Cash dividends ($.28 per share)	—	—	—	—	(35,781)	—	—	(35,781)
Exercise of employee stock options	—	855	9,646	—	—	—	4,540	15,041
Issuance of common stock for employee benefit plans	—	167	3,408	2,034	—	—	2,336	7,945

Issuance (cancellation) of common stock for long-term incentive program	—	(16)	2,185	(2,742)	—	—	1,918	1,345
Elimination of treasury stock	—	(17,048)	(151,789)	—	—	—	168,837	—

Balance, January 2, 2005		$129,059	$545,000	$(4,202)	$732,878	$57,350	$—	$1,460,085

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Years Ended

	January 2, 2005	December 28, 2003	December 29, 2002
	(In thousands)
Operating activities:
Net income (loss)	$96,043	$52,959	$(151,938)
Add net loss from discontinued operations	1,714	4,526	19,162
Add net loss on disposition of discontinued operations	495	448	13,460
Add effect of accounting change	—	—	117,800

Income (loss) from continuing operations	98,252	57,933	(1,516)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
Non-cash restructuring actions	—	(3,539)	3,150
Depreciation and amortization	76,241	79,494	75,833
Stock-based compensation	9,290	8,880	8,813
Deferred taxes	21,932	(11,842)	(35,369)
Amortization of deferred debt issuance cost, accretion of discounts and net gains from extinguishment of debt	8,099	9,631	19,531
Gains on dispositions net of losses on investments	409	(283)	(3,229)
Changes in assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	14,596	43,359	35,278
Inventories	1,853	28,163	48,231
Accounts payable	(11,575)	725	13,846
Tax benefit from exercise of common stock options	—	2,070	912
Accrued expenses and other	(19,607)	(50,878)	(49,159)

Net cash provided by continuing operations operating activities	199,490	163,713	116,321
Net cash provided by (used in) discontinued operations operating activities	1,267	3,762	(8,617)

Net cash provided by operating activities	200,757	167,475	107,704

Investing activities:
Cash held in escrow	—	187,477	(186,483)
Purchase of Fremont, CA facility	—	—	(30,000)
Capital expenditures	(18,961)	(16,588)	(37,819)
Proceeds from (settlement of) dispositions of businesses, net	425	(959)	96,194
Proceeds from dispositions of property, plant and equipment, net	3,442	5,363	29,782
Proceeds of acquisitions and investments, net of cash and cash equivalents acquired	2,765	534	(22,511)

Net cash (used in) provided by continuing operations investing activities	(12,329)	175,827	(150,837)
Net cash provided by (used in) discontinued operations investing activities	646	1,400	(5,200)

Net cash (used in) provided by investing activities	(11,683)	177,227	(156,037)

Financing activities:
Prepayment of short-term debt	—	—	(123,683)
Prepayment of 2005 notes	—	—	(110,288)
Prepayment of term loan debt	(175,000)	(70,000)	—
Prepayment of zero coupon convertible notes	—	(189,901)	(304,322)
Proceeds from sale of senior subordinated notes	—	—	297,500
Proceeds from term loan	—	—	315,000
Payment of debt issuance costs	—	(4,385)	(15,841)
Other debt decreases	(198)	(2,273)	(5,540)
Proceeds from exercise of stock options	15,041	3,617	12,851
Purchases of common stock for treasury	—	—	(5,925)
Cash dividends	(35,781)	(35,409)	(35,279)

Net cash (used in) provided by continuing operations financing activities	(195,938)	(298,351)	24,473

Effect of exchange rate changes on cash and cash equivalents	12,878	14,533	16,225

Net increase (decrease) in cash and cash equivalents	6,014	60,884	(7,635)

Cash and cash equivalents at beginning of year	191,499	130,615	138,250

Cash and cash equivalents at end of year	$197,513	$191,499	$130,615

Supplemental disclosures of cash flow information
(see also Note 2):
Cash paid during the year for:
Interest	$32,491	$33,631	$11,789
Income taxes	$36,448	$43,526	$42,845
Non-cash investing and financing activities:
Fair value of stock and options issued to Packard shareholders	$—	$—	$28,004

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Accounting Policies

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

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal year ended January 2, 2005 included 53 weeks. The fiscal years ended December 28, 2003 and December 29, 2002 included 52 weeks.

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

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF No. 00-21. The adoption of SAB 104 did not materially affect the Company’s revenue recognition policies, or the Company’s results of operations, financial position or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 29, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the potential impact, if any, the adoption of Statement 151 will have on its consolidated financial position, results of operations or cash flows.

Income Taxes:    The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not. Pursuant to Accounting Principles Board Opinion No. 23, Accounting for Income Taxes—Special Areas (APB 23) and related interpretations with respect to corporate earnings permanently reinvested offshore, the Company does not accrue tax for the repatriation of its foreign earnings that it considers to be permanently reinvested outside the United States.

The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the total amount of foreign earnings to be repatriated by the Company cannot be determined and the presumption that such unremitted earnings will not be repatriated cannot be overcome. FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings. FSP 109-2 calls for enhanced disclosures of, among other items, the status of a company’s evaluations, the effects of completed evaluations, and the potential range of income tax effects of repatriations.

Property, Plant and Equipment:    The Company depreciates plant and equipment using the straight-line method over their estimated useful lives, which generally fall within the following ranges: buildings—10 to 40 years; leasehold improvements—estimated useful life or remaining term of lease, whichever is shorter; machinery and equipment—3 to 7 years. Certain tooling costs are capitalized and amortized over a 3 year life, while repairs and maintenance costs are expensed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain intercompany transactions, are reported in accumulated other comprehensive income, a separate component of stockholders’ equity.

Intangible Assets:    The Company’s intangible assets consist of (1) goodwill, which is not being amortized; (2) indefinite lived intangibles, which consist of certain trademarks and trade names that are not subject to amortization; and (3) amortizing intangibles, which consist of patents, and purchased technologies, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on an annual or periodic basis.

Note 12 describes the impact of accounting for the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, and the annual impairment methodology that the Company employs on the later of January 1 or the first day of each fiscal year in calculating the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be challenged. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

Stock-Based Compensation:    At January 2, 2005, the Company had two stock-based compensation plans from which it makes grants, which are described more fully in Note 18. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As allowed by SFAS No. 123, Accounting for Stock Based Compensation, no stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The Company has also issued restricted stock to certain employees and has reflected the intrinsic value of these awards as unearned compensation until the restrictions are released and the compensation is earned. The Company has elected to account for disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis which is presented below. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended
	January 2, 2005	December 28, 2003	December 29, 2002
	(In thousands, except per share data)
Net income (loss)	$96,043	$52,959	$(151,938)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	1,481	1,792	1,568
Deduct: Total stock-based employee compensation expense determined under fair market value method (see Note 18) for all awards, net of related tax effects	(19,501)	(20,158)	(21,438)

Pro forma net income (loss)	$78,023	$34,593	$(171,808)

Earnings (loss) per share:
Basic — as reported	$0.75	$0.42	$(1.21)
Basic — pro forma	$0.61	$0.27	$(1.37)
Diluted — as reported	$0.74	$0.41	$(1.21)
Diluted — pro forma	$0.60	$0.27	$(1.37)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

The Company expects to adopt SFAS No. 123R using the Statement’s modified prospective application method. Adoption of SFAS No. 123R is expected to increase stock compensation expense. We are currently evaluating the impact that the adoption of SFAS No. 123R will have on our financial results.

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

Reclassifications:    Certain financial statement amounts from prior years have been reclassified to conform with current year presentation.

Note 2:	Acquisitions and Divestitures

In February 2005, the Company acquired Elcos AG, a leading European designer and manufacturer of custom light emitting diode, or LED, solutions for biomedical and industrial applications. Consideration for the transaction was approximately $15.1 million in cash at the time of closing with additional consideration of approximately $1.4 million due through fiscal 2007. In addition, potential earn out payments of up to approximately $8.2 million may be made based on the future performance of the business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Integration activity

The Company has undertaken integration actions in connection with acquired businesses. These activities, which were accounted for in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, have primarily included employee separation costs, the abandonment of excess facilities and the termination of leases and other contractual obligations. In connection with these integration activities, as part of the cost of acquisitions, the Company established reserves as detailed below. All changes in estimates within one year of the integration plan inception have been recorded as an adjustment of the cost of the acquired company (usually as a change in goodwill). Any incremental charges incurred more than twelve months after the commencement of the integration activities are charged to the income statement. Any incremental credits were reversed against the existing goodwill balance.

In November 2001, the Company completed its acquisition of Packard BioScience Company (Packard). The integration activities were completed in early 2003 with the exception of $0.4 million in remaining payments due on leased facilities exited in 2001 that will be paid through 2005.

The following table summarizes integration reserve activity during 2004, 2003 and 2002 related to the acquisition of Packard:

	Severance	Abandonment of Excess Facilities	Total Cash Charges
	(In millions)
Packard BioScience Integration Plan
Balance at December 29, 2002	$0.8	$3.2	$4.0
Amounts paid	(0.8)	(2.3)	(3.1)

Balance at December 28, 2003	—	0.9	0.9
Amounts paid	—	(0.5)	(0.5)

Balance at January 2, 2005	$—	$0.4	$0.4

Divestitures

Losses on dispositions in 2004 included $0.8 in losses from the sale of facilities and $0.4 millions in gains related to the sale of machinery and equipment.

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

All of the gains and losses described above are reported in losses (gains) on dispositions, net in the consolidated income statements.

Note 3:	Restructuring Charges

The Company has undertaken three separate restructuring actions over the past three years and had continuing activity on one restructuring action initiated in 2001. Restructuring actions initiated in 2001 and 2002 were recorded in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-03). Restructuring actions taken after 2002 were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

This restructuring charge was primarily recorded in the second quarter, but additional charges were recorded in the third and fourth quarters as required by SFAS 146, as people were notified in the second quarter but were required to work for a period of time prior to receiving their severance. In addition, the Company recorded a restructuring reversal of $0.4 million due to higher than expected employee attrition rates prior to planned termination and, accordingly, lower severance costs. The following table summarizes the restructuring plan activity for the year ended January 2, 2004:

	Headcount	Severance and Separation
		(In thousands)
Q2 2003 Restructuring Plans
Restructuring recorded	120	$2,251
Amounts paid or incurred	(81)	(1,582)
Changes in estimates	(30)	(381)

Balance at December 28, 2003	9	$288
Amounts paid or incurred	(8)	(86)

Balance at January 2, 2005	1	$202

Actions under the plan were completed by January 2, 2005 with the exception of a headcount reduction of one person that will be completed by the second quarter of 2005.

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

	Headcount	Severance	Abandonment of Excess Facilities	Asset Impairment	Total
		(In thousands)
Restructuring recorded	546	$20,840	$3,512	$1,697	$26,049
Amounts incurred	—	—	—	(1,697)	(1,697)

Balance at December 29, 2002	546	20,840	3,512	—	24,352
Amounts paid	(299)	(13,470)	(343)	—	(13,813)
Changes in estimates	(182)	(4,600)	(1,639)	—	(6,239)

Balance at December 28, 2003	65	2,770	1,530	—	4,300
Amounts paid	(54)	(2,307)	(1,023)	—	(3,330)

Balance at January 2, 2005	11	$463	$507	$—	$970

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2003, the Company expended $13.8 million to execute these actions. In addition, the Company recorded a reversal of $6.2 million in the Q4 2002 Plan due to higher than expected employee attrition rates in several countries prior to planned termination, and accordingly lower severance costs, plus lower than expected lease termination costs in certain locations.

During 2004, the Company expended $3.3 million to execute these actions. The remaining liability represents severance and lease commitments. The Company expects to settle the remaining severance liability by the first quarter of 2005. The Company’s current estimate of its lease commitments on unoccupied buildings is that they vary in length but primarily extend until mid-2005.

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

	Severance	Abandonment of Excess Facilities	Asset Writedowns	Total
	(In thousands)
Restructuring recorded	$7,678	$310	$1,210	$9,198
Amounts paid or incurred	(6,526)	(310)	(1,210)	(8,046)

Balance at December 29, 2002	1,152	—	—	1,152
Amounts paid or incurred	(52)	—	—	(52)
Changes in estimates	(1,000)	—	—	(1,000)

Balance at December 28, 2003	100	—	—	100
Amounts paid or incurred	(100)	—	—	(100)

Balance at January 2, 2005	$—	$—	$—	$—

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

During 2004, the Company completed the actions associated with the Q1 2002 Plan with the charges of $0.1 million that were incurred during the year.

Q4 2001 Plan:

During the fourth quarter of 2001, in connection with the integration of Packard and a restructuring of its sales offices in Europe, the Company recorded a restructuring charge of $9.2 million in the Life and Analytical

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sciences segment. The principal actions in the restructuring plan include the closing or consolidation of several leased sales and services offices in Europe, as well as costs associated with the closure of a manufacturing facility in Europe, the closure of leased manufacturing facilities in the United States and the disposal of related assets.

The following table summarizes the original restructuring charge and subsequent activity of the Company’s Q4 2001 Plan:

	Severance	Abandonment of Excess Facilities	Asset Impairment	Total
	(In thousands)
Q4 2001 Plan
Balance at December 30, 2001	$6,086	$1,500	$—	$7,586
Changes in estimates	1,137	—	243	1,380
Amounts paid or incurred	(3,248)	(1,400)	(243)	(4,891)

Balance at December 29, 2002	3,975	100	—	4,075
Amounts paid or incurred	(3,334)	(100)	—	(3,434)
Changes in estimates	1,830	—	—	1,830

Balance at December 28, 2003	2,471	—	—	2,471
Amounts paid	(965)	—	—	(965)

Balance at January 2, 2005	$1,506	$—	$—	$1,506

In 2003, the Company recorded an additional pre-tax restructuring charge associated with the Q4 2001 Plan of $1.8 million. This charge was primarily due to additional severance and severance related benefits of the previously identified employees associated with the closure of the Company’s European manufacturing facility in the Life and Analytical Sciences segment.

During 2004, the Company paid $1.0 million in relation to the headcount actions associated with the Q4 2001 plan. The remaining liability relates to European severance obligations and will be paid in 2005.

Note 4:	Other Expense

Other expense, net consisted of the following:

	2004	2003	2002
	(In thousands)
Interest income	$(2,394)	$(2,488)	$(3,161)
Interest expense	37,952	52,586	32,096
Losses on disposition of investments, net	300	2,391	1,987
Extinguishment of debt	4,143	1,953	353
Other	322	1,954	1,585

	$40,323	$56,396	$32,860

Note 5:	Income Taxes

The components of income (loss) from continuing operations before income taxes for financial reporting purposes were as follows:

	2004	2003	2002
	(In thousands)
U.S.	$(13,948)	$(38,289)	$(90,434)
Non-U.S.	150,695	123,734	85,431

	$136,747	$85,445	$(5,003)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision (benefit) for income taxes for continuing operations were as follows:

	Current	Deferred Expense (Benefit)	Total
	(In thousands)
2004
Federal	$(8,818)	$25,375	$16,557
State	(5,646)	(929)	(6,575)
Non-U.S.	31,027	(2,514)	28,513

	$16,563	$21,932	$38,495

2003
Federal	$3,844	$(7,471)	$(3,627)
State	1,911	427	2,338
Non-U.S.	33,599	(4,798)	28,801

	$39,354	$(11,842)	$27,512

2002
Federal	$(704)	$(28,050)	$(28,754)
State	3,827	(3,473)	354
Non-U.S.	28,759	(3,846)	24,913

	$31,882	$(35,369)	$(3,487)

The total provision (benefit) for income taxes included in the consolidated financial statements was as follows:

	2004	2003	2002
	(In thousands)
Continuing operations	$38,495	$27,512	$(3,487)
Discontinued operations	(1,297)	(2,225)	1,027

	$37,198	$25,287	$(2,460)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision (benefit) is as follows:

	2004	2003	2002
	(In thousands)
Tax at statutory rate	$47,862	$29,906	$(1,751)
Non-U.S. rate differential, net	(20,089)	(7,438)	794
State income taxes, net	543	2,338	354
Extra-territorial income	(2,170)	(1,853)	(1,586)
Planned repatriation pursuant to APB 23	8,709	(6,017)	(4,983)
Prior year tax matters	(8,019)	(3,400)	(11,633)
Change in valuation allowance	10,975	17,430	5,866
Other, net	684	(3,454)	9,452

	$38,495	$27,512	$(3,487)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities as of January 2, 2005 and December 28, 2003 were as follows:

	2004	2003
	(In thousands)
Deferred tax assets:
Inventory	$12,253	$13,901
Reserves and accruals	16,384	45,858
Accrued compensation	11,941	11,548
Net operating loss and credit carryforwards	78,458	55,268
Post-retirement health benefits	992	1,232
Restructuring reserve	233	2,369
All other, net	8,837	17,405

Total deferred tax assets	129,098	147,581
Deferred tax liabilities:
Pension contribution	(20,751)	(13,586)
Amortization	(44,860)	(58,909)
Depreciation	(19,134)	(27,453)
All other, net	(18,616)	(8,978)

Total deferred tax liabilities	(103,361)	(108,926)
Valuation allowance	(74,939)	(47,372)

Net deferred liabilities	$(49,202)	$(8,717)

At January 2, 2005, the Company had net operating loss carryovers of approximately $59 million, research and development credits totaling $12 million and excess foreign tax credits of $27 million, subject to various carryforward periods. Based on the judgment of the Company, and consistent with prior years, full valuation allowances have been established against these tax attributes. Valuation allowances take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. The Company continues to monitor operations to determine whether a change in its valuation allowance estimate is warranted.

Current deferred tax assets of $28 million and $53 million were included in other current assets at January 2, 2005, and December 28, 2003, respectively. Long-term deferred tax assets of $10 million and $5 million were included in other assets at January 2, 2005, and December 28, 2003, respectively. Long-term deferred tax liabilities of $87 million and $67 million were included in other long-term liabilities at January 2, 2005, and December 28, 2003, respectively.

Pursuant to Accounting Principles Board Opinion No. 23, Accounting for Income Taxes – Special Areas (“APB 23”) and related interpretations with respect to corporate earnings permanently reinvested offshore, the Company does not accrue U.S. tax for the repatriation of its foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. cost on the unremitted earnings of its foreign subsidiaries unless the earnings can be repatriated in a cash and tax efficient manner. As of January 2, 2005, the amount of earnings for which no repatriation tax cost has been provided was approximately $477 million.

The homeland investment provisions of the American Jobs Creation Act, or AJCA, enacted on October 22, 2004 have provided the Company with a limited opportunity to repatriate cash earnings from foreign operations in a tax efficient manner. As of January 2, 2005, the Company has provided $8.7 million to cover the estimated federal and state tax cost associated with these anticipated repatriations. The Company is currently assessing its ability to repatriate additional amounts in 2005 to take further advantage of the benefits created by the AJCA. In addition, the Company is currently reviewing the future impact of the repeal of the extra-territorial income provision exclusion and the domestic production activity deduction contained in the AJCA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:	Discontinued Operations

As part of its continued efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. In September 2004, the Company’s Board of Directors approved a plan to shut down its Computer-To-Plate business. In June 2004, the Company’s Board of Directors approved a plan to shut down its Electroformed Products business and sell its Ultraviolet Lighting business. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144 and, accordingly, has presented the results of operations and related cash flows as a discontinued operation for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying balance sheets as of January 2, 2005 and December 29, 2003. The abandonment of the Computer-To-Plate business resulted in a $1.0 million write-down of certain fixed assets and inventory which is recognized in the loss on dispositions for the year ended January 2, 2005. The net assets of the Electroformed Products business were written off resulting in a $1.6 million pre-tax loss in 2004. The fixed assets and inventory of the Ultraviolet Lighting business were sold in July 2004 for their approximate book value.

During 2004 and 2003, the Company settled various claims under certain long-term contracts and transition services with its Technical Services business, which was sold in August of 1999. The net settlement and the reversal of certain previously established contingency reserves resulted in pre-tax gains of $1.5 million and $6.5 million that were recognized in 2004 and 2003, respectively, and are included in gain (loss) on dispositions of discontinued operations.

In June 2002, the Company completed the sale of its Security and Detection Systems business for cash consideration of approximately $100.0 million and a net working capital adjustment A net pre-tax gain of approximately $15.0 million was recorded pursuant to this transaction in 2002 as a gain on the disposition of a discontinued operation. Adjustments relating to this sale resulted in a pre-tax loss of $2.4 million in 2003, primarily due to revised estimates of the working capital adjustment. The Company has accounted for its Security and Detection Systems business as a discontinued operation in accordance with APB No. 30. The loss in 2003 and the gain in 2002 are presented as a component of net income within dispositions of discontinued operations, net of income tax in the Company’s Consolidated Income Statement.

During June 2002, the Company’s Board of Directors approved separate plans to shut down its Telecommunications Component and sell its Entertainment Lighting businesses. This resulted in an initial pre-tax loss of approximately $20.5 million in 2002. In June 2003, the Company completed the sale of a significant portion of its Entertainment Lighting business and abandoned the remaining assets. In addition, the Company incurred adjustments relating to the shut down of its Telecommunications business. Accordingly, a pre-tax loss of $4.3 million was recorded in 2003. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. The Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows of these businesses as discontinued operations for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded the following gains and losses, which have been reported as the loss on dispositions of discontinued operations during the years ended January 2, 2005 and December 28, 2003:

	2004	2003	2002
	(in thousands)
Loss on Electroformed Products business	$(1,606)	$—	$—
Loss on Computer-To-Plate business	(951)	—	—
Gain on the resolution of contingencies associated with the Technical Services business	1,487	6,535	—
Loss on the sale of the Security and Detection Systems business	—	(2,414)	14,960
Loss on Entertainment Lighting business	255	(1,957)	(2,100)
Loss on Telecommunications Component business	(1)	(2,383)	(18,386)

Net loss on disposition of discontinued operations before income taxes	(816)	(219)	(5,526)
(Benefit) provision for income taxes	(321)	229	7,934

Loss on disposition of discontinued operations, net of income taxes	$(495)	$(448)	$(13,460)

Summary operating results of the discontinued operations of the Security and Detection Systems, Telecommunications Component, Entertainment Lighting, Electroformed Products, Ultraviolet Lighting and Computer-To-Plate businesses for the periods prior to disposition were as follows:

	2004	2003	2002
	(In thousands)
Sales	$3,394	$7,388	$124,168
Costs and expenses	6,298	14,650	143,589

Operating loss from discontinued operations	(2,904)	(7,262)	(19,421)
Other expense	(214)	(283)	6,649

Loss from discontinued operations before income taxes	(2,690)	(6,979)	(26,070)
Benefit from income taxes	(976)	(2,453)	(6,908)

Loss from discontinued operations, net of income taxes	$(1,714)	$(4,526)	$(19,162)

Note 7:	Earnings per Share

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

	2004	2003	2002
	(In thousands)
Number of common shares — basic	127,345	126,363	125,439
Effect of dilutive securities: Stock options	1,755	854	—
Restricted shares	329	524	—

Number of common shares — diluted	129,429	127,741	125,439

Shares of common stock related to employee stock options to purchase 5.3 million, 8.3 million and 15.5 million shares of common stock were not included in the computation of diluted earnings per share for 2004, 2003 and 2002, respectively, because their effect would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8:	Accounts Receivable

Accounts receivable were net of reserves for doubtful accounts of $18.4 million and $20.2 million as of January 2, 2005 and December 28, 2003, respectively.

During 2001, the Company established a wholly owned consolidated subsidiary to fund, on a revolving basis, certain of the Company’s accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. The Company’s consolidated subsidiary retains the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts has been provided for on the Company’s balance sheet. Under the terms of this arrangement, the Company retains collection and administrative responsibilities for the balances. The servicing fees received constitute adequate compensation for services performed. No servicing asset or liability is therefore recorded. The accounts receivable securitization facility provides for up to $65.0 million in accounts receivable funding. The facility had an effective interest rate at January 2, 2005 of approximately LIBOR plus 74 basis points. The amount funded under this facility was $45 million on January 2, 2005 and December 28, 2003, respectively. The facility includes conditions that require the Company to maintain a corporate credit rating of BB or above as defined by Standard & Poor’s Rating Services, and Ba2 or above as defined by Moody’s Investors Service. At January 2, 2005 the Company had a senior unsecured credit rating of BB+ with a stable outlook from Standard & Poor’s Rating Services and of Ba2 with a positive outlook from Moody’s Investors Service. In January 2005, the Company entered into an agreement to extend the term of its accounts receivable securitization facility to January 27, 2006.

Note 9:	Inventories

Inventories as of January 2, 2005 and December 28, 2003 consisted of the following:

	2004	2003
	(In thousands)
Raw materials	84,119	$80,885
Work in progress	17,430	16,018
Finished goods	92,007	91,699

	$193,556	$188,602

Note 10:	Property, Plant and Equipment

Property, plant and equipment, at cost, as of January 2, 2005 and December 28, 2003, consisted of the following:

	2004	2003
	(In thousands)
Land	$24,718	$25,668
Building and leasehold improvements	185,912	178,378
Machinery and equipment	421,063	414,605

Total property, plant and equipment	631,693	618,651
Accumulated depreciation	(395,777)	(352,290)

Total property, plant and equipment, net	$235,916	$266,361

Depreciation expense of property, plant and equipment for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 was $47.8 million, $51.2 million and $47.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:	Marketable Securities and Investments

Investments as of January 2, 2005 and December 28, 2003 consisted of the following:

	2004	2003
	(In thousands)
Marketable securities	$8,444	$8,896
Joint venture and other investments	2,035	1,978

	$10,479	$10,874

Marketable securities include equity and fixed-income securities held to meet obligations associated with the supplemental executive retirement plan and other deferred compensation plans, we have accordingly classified securities as long-term.

The net unrealized holding gain on marketable securities, net of deferred income taxes, reported as a component of accumulated other comprehensive income in stockholders’ equity, was a $.12 million gain and a $.04 million gain at January 2, 2005 and December 28, 2003, respectively. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

Marketable securities classified as available for sale as of January 2, 2005 and December 28, 2003 consisted of the following:

	Market Value	Gross Unrealized Holding
		Cost	Gains	(Losses)
	(In thousands)
2004
Equity securities	$4,983	$4,705	$302	$(24)
Fixed-income securities	3,250	3,240	10	—
Other	211	319	—	(108)

	$8,444	$8,264	$312	$(132)

2003
Equity securities	$5,525	$5,386	$396	$(257)
Fixed-income securities	3,043	3,025	18	—
Other	328	420	—	(92)

	$8,896	$8,831	$414	$(349)

Note 12:	Goodwill and Intangible Assets

In connection with adopting FAS 142 in fiscal 2002, the Company, assisted by valuation consultants, completed the transitional testing of goodwill using a measurement date of January 1, 2002. The results of the transitional testing indicated that the carrying values of the lighting reporting unit within the Optoelectronics reporting segment exceeded the estimated fair value of this unit as determined utilizing various valuation techniques, including discounted cash flow and comparative market analysis. Accordingly, an impairment charge was recognized as a change in accounting principle as of the beginning of 2002. The impairment charge was $117.8 million on a before-tax and after-tax basis.

The Company performs its annual goodwill assessment on the later of January 1 or the first day of each fiscal year. The Company completed its annual impairment tests for the year ending January 2, 2005 as required by FAS 142 and determined that there was no impairment of goodwill for fiscal 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for fiscal 2004 and 2003 are as follows:

	Life and Analytical Sciences	Optoelectronics	Fluid Sciences	Consolidated
	(In thousands)
Balance, December 29, 2002	$923,257	$35,428	$30,842	$989,527
Foreign currency translation	44,222	1,162	—	45,384

Balance, December 28, 2003	967,479	36,590	30,842	1,034,911
Foreign currency translation	21,934	688	—	22,622
Purchase accounting adjustments	15,811	525	—	16,336

Balance, January 2, 2005	$1,005,224	$37,803	$30,842	$1,073,869

Intangible asset balances at January 2, 2005 by category and by business segment were as follows:

	Life and Analytical Sciences	Optoelectronics	Fluid Sciences	Consolidated
	(In thousands)
Patents	$79,379	$12,400	$4,000	$95,779
Less: Accumulated amortization	(25,842)	(7,548)	(4,000)	(37,390)

Net patents	53,537	4,852	—	58,389

Licenses	48,031	1,408	—	49,439
Less: Accumulated amortization	(16,401)	(1,408)	—	(17,809)

Net licenses	31,630	—	—	31,630

Core technology	200,567	—	8,125	208,692
Less: Accumulated amortization	(57,599)	—	(2,700)	(60,299)

Net core technology	142,968	—	5,425	148,393

Net amortizable intangible assets	228,135	4,852	5,425	238,412
Non-amortizing intangible assets	159,033	—	—	159,033

TOTALS	$387,168	$4,852	$5,425	$397,445

Intangible asset balances at December 28, 2003 by business segment were as follows:

	Life and Analytical Sciences	Optoelectronics	Fluid Sciences	Consolidated
	(In thousands)
Patents	$78,860	$12,400	$4,000	$95,260
Less: Accumulated amortization	(17,290)	(6,322)	(4,000)	(27,612)

Net patents	61,570	6,078	—	67,648

Licenses	47,087	1,403	—	48,490
Less: Accumulated amortization	(11,027)	(1,403)	—	(12,430)

Net licenses	36,060	—	—	36,060

Core technology	200,567	—	8,125	208,692
Less: Accumulated amortization	(44,910)	—	(1,820)	(46,730)

Net core technology	155,657	—	6,305	161,962

Net amortizable intangible assets	253,287	6,078	6,305	265,670
Non-amortizing intangible assets	159,033	—	—	159,033

TOTALS	$412,320	$6,078	$6,305	$424,703

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13:	Debt

Senior Secured Credit Facility.    In December 2002, the Company entered into a senior credit facility. This facility was originally comprised of a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. This credit facility is secured primarily by a substantial portion of the Company’s and its subsidiaries’ domestic assets. In 2004 and 2003, principal payments of $175 million and $70 million, respectively, were made on the term loan. Accordingly, at January 2, 2005, $70 million was outstanding on the term loan and no principal balance was outstanding under the revolving credit facility at year end or at any point during the year.

The Company has amended this facility four times. While the first and second amendments were administrative, the third, executed in December 2003, amended the senior credit facility to reduce the margin paid on the term loan, as well as to amend several restrictive covenants and the fourth, executed in October 2004, amended the senior credit facility to allow greater flexibility regarding acquisitions, stock repurchases, debt reduction and foreign cash repatriation. Interest rates under the amended senior credit facility applicable to the term loan and to the revolving credit facility are determined as a margin over either the Eurodollar rate or the base rate. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The applicable margins for the term loan and the revolving credit facility vary based upon the Company’s leverage ratio at the end of the prior quarter. Should the Company achieve a leverage ratio below 2.5 times, its applicable margin for the term loan will decrease to 200 basis points over the Euro rate or 100 basis points over the base rate. All or a portion of indebtedness under the senior credit facility may be based upon the margin over the Eurodollar rate or the base rate. At January 2, 2005, the applicable margin for the term loan was 200 basis points for the Eurodollar rate and 100 basis points for the base rate. The Eurodollar rate was approximately 247 basis points and the base rate was 525 basis points. The term loan is repayable in mandatory nominal quarterly installments of $0.8 million until December 2007, and thereafter in four equal quarterly installments of 25% of the then outstanding indebtedness until December 2008. The revolving credit facility is available to the Company through December 2007 for working capital needs.

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

Interest on the 8 7/8% Notes is payable semi-annually on January 15th and July 15th. If a change of control occurs, each holder of 8 7/8% Notes may require the Company to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued interest. Before January 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the Company’s 8 7/8% Notes with the net proceeds of specified public equity offerings at 108.875% of the principal amount of the notes, plus accrued interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after the redemption. The Company may redeem some or all of its 8 7/8% Notes at any time on or after January 15, 2008, at a redemption price of 104.438%. The redemption price decreases to 102.958% on January 15, 2009, to 101.479%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on January 15, 2010 and to 100% on January 15, 2011. The debt is subordinated to the Company’s senior secured credit facility and other existing and future senior indebtedness. The Company’s 8 7/8% Notes contain financial and other covenants. Most of these covenants terminate if the notes obtain an investment grade rating by Standard & Poor’s Rating Services and Moody’s Investors Service.

During 2004, the fixed rate on $100.0 million of these notes was swapped to a floating rate using swap instruments which reset semi-annually in arrears based upon six-month USD LIBOR, plus an applicable margin. These swaps have been designated as fair value hedges. In January 2005, an additional $100.0 million of notional value was swapped on similar terms.

Zero Coupon Convertible Debentures.    Through the first quarter of 2003, the Company repurchased $344.7 million in accreted amount of its zero coupon convertible debentures due 2020 in open market purchases and through a December 2002 tender offer. The remaining $157.4 million of accreted value of zero coupon debentures was redeemed on August 7, 2003 in accordance with their terms. The Company used approximately $155.0 million held in escrow pursuant to the terms of its senior secured credit facility along with available cash of approximately $2.4 million, to redeem the zero coupon convertible debentures. As such, as of December 28, 2003, the zero coupon convertible debentures were fully retired.

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

The following table summarizes the maturities of the Company’s indebtedness at January 2, 2005:

	Term Note	8.875% Sr. Subordinated Notes due 2013	6.8% Unsecured Notes due 2005	Other Revolving Debt Facilities	Total
	(In thousands)
2005	$3,150	$—	$4,681	$1,883	$9,714
2006	3,150	—	—	7	3,157
2007	3,150	—	—	—	3,150
2008	60,550	—	—	—	60,550
2009	—	—	—	—	—
Thereafter	—	298,017	—	—	298,017

Total	$70,000	$298,017	$4,681	$1,890	$374,588

Note 14:	Accrued Expenses

Accrued expenses as of January 2, 2005 and December 28, 2003 consisted of the following:

	2004	2003
	(In thousands)
Payroll and incentives	$38,129	$27,936
Employee benefits	39,717	39,885
Federal, non-U.S. and state income taxes	78,587	89,839
Interest payable	11,436	12,533
Other accrued operating expenses	118,591	113,502

	$286,460	$283,695

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15:	Employee Benefit Plans

Savings Plan:    The Company has a savings plan for the benefit of qualified United States employees. Under this plan, for Life and Analytical Sciences and corporate employees, the Company contributes an amount equal to the lesser of 100% of the employee’s voluntary contribution or 5.0% of the employee’s annual compensation up to applicable IRS limits. For Optoelectronics and Fluid Sciences employees, the Company contributes an amount equal to the lesser of 55% of the amount of the employee’s voluntary contribution or 3.3% of the employee’s annual compensation up to applicable IRS limits. Savings plan expense was $7.8 million in 2004, $8.0 million in 2003 and $7.3 million in 2002.

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

Net periodic pension cost included the following components:

	2004	2003	2002
	(In thousands)
Service cost	$6,165	$4,989	$6,492
Interest cost	22,049	21,005	19,963
Expected return on plan assets	(22,422)	(21,692)	(23,513)
Curtailment loss	—	63	—
Net amortization and deferral	1,970	867	83

	$7,762	$5,232	$3,025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the funded status of the principal U.S. pension plans and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of January 2, 2005 and December 28, 2003.

	2004		2003
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$212,813	$199,707	$177,554	$193,407

Change in benefit obligations:
Projected benefit obligations at beginning of year	$186,212	$201,766	$146,781	$189,079
Service cost	3,469	2,696	2,106	2,883
Interest cost	9,933	12,116	8,611	12,394
Benefits paid and plan expenses	(7,820)	(12,006)	(7,686)	(11,676)
Participants’ contributions	371	—	387	—
Actuarial loss	17,092	3,236	11,991	13,443
Plan amendments	(425)	—	—	—
Effect of exchange rate changes	14,427	—	24,022	—
Curtailment gain—continuing operations	—	—	—	(4,357)
Plan merger	(593)	677	—	—

Projected benefit obligations at the end of year	$222,666	$208,485	$186,212	$201,766

Change in plan assets:
Fair value of plan assets at beginning of year	$57,662	$196,249	$43,645	$177,151
Actual return on plan assets	6,076	17,957	8,011	30,774
Benefits paid and plan expenses	(7,820)	(12,006)	(7,686)	(11,676)
Employer contribution	10,216	5,700	7,813	—
Participant contribution	371	—	387	—
Effect of exchange rate changes	4,669	—	5,492	—
Plan merger	(593)	620	—	—

Fair value of plan assets at end of year	70,581	208,520	57,662	196,249

Plan assets (greater)/less than projected benefit obligations	152,085	(35)	128,550	5,517
Unrecognized net prior service costs	(195)	(54)	(359)	(70)
Unrecognized net loss	(36,111)	(52,579)	(18,729)	(50,595)

Accrued pension liability (asset)	$115,779	$(52,668)	$109,462	$(45,148)

Net amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability included in other long-term liabilities	$142,949	$—	$124,183	$—
Prepaid benefit cost included in long-term other assets	—	(52,668)	—	(45,148)
Intangible asset included in long-term other assets	(462)	—	—	—
Accumulated other comprehensive income—pre-tax	(26,708)	—	(14,721)	—

Net amounts recognized in the consolidated balance sheets	$115,779	$(52,668)	$109,462	$(45,148)

Actuarial assumptions as of the year-end measurement date:
Discount rate	4.94%	6.00%	5.30%	6.25%
Rate of compensation increase	2.97%	3.50%	2.97%	3.50%
Actuarial assumptions used to determine net cost during the year:
Discount rate	5.30%	6.25%	5.65%	6.75%
Rate of compensation increase	2.97%	3.50%	2.93%	3.50%
Expected rate of return on assets	7.45%	8.50%	7.45%	8.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At January 2, 2005 and December 28, 2003, the projected benefit obligations were $18.4 million and $16.8 million, respectively. Assets with a fair value of $3.5 million and $4.7 million, segregated in a trust, were available to meet this obligation as of January 2, 2005 and December 28, 2003, respectively. Pension expense for this plan was approximately $1.9 million in 2004, $1.5 million in 2003 and $1.6 million in 2002.

An incremental additional minimum liability of $12.0 million, $9.1 million and $3.9 million was recorded to stockholder’s equity and included in other comprehensive income during 2004, 2003 and 2002, respectively, related to the Company’s non-U.S. pension plans in the United Kingdom and Germany. Unrecognized net losses are amortized over the remaining service period in accordance with accounting regulations.

Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocation at January 2, 2005 and December 28, 2003, and target asset allocations for fiscal 2005, are as follows:

	Target Allocation		Percentage of Plan Assets at
	January 2, 2005		January 2, 2005		December 28, 2003
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	65-75%	45-75%	71%	65%	70%	66%
Debt securities	25-35%	15-30%	29%	25%	30%	34%
Other	-%	0-25%	-%	10%	-%	-%

Total	100%	100%	100%	100%	100%	100%

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

The Company does not expect to make any contributions to the U.S. pension plan during fiscal 2005. With respect to non-U.S. plans, the Company expects to contribute $10.0 million in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2005	$9,029	$11,535
2006	9,711	11,607
2007	10,115	11,747
2008	10,456	11,842
2009	11,115	12,236
2010-2014	64,823	68,616

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net periodic post-retirement medical benefit cost (credit) included the following components:

	2004	2003	2002
	(In thousands)
Service cost	$125	$119	$157
Interest cost	522	547	609
Expected return on plan assets	(771)	(747)	(902)
Net amortization and deferral	(483)	(470)	(599)

	$(607)	$(551)	$(735)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets at January 2, 2005 and December 28, 2003.

	2004	2003
	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$6,163	$5,685
Active employees eligible to retire	421	480
Other active employees	2,084	2,836

Accumulated benefit obligations at beginning of year	8,668	9,001

Service cost	125	119
Interest cost	522	547
Benefits paid	(892)	(933)
Actuarial loss/(gain)	311	(66)

Change in accumulated benefit obligations during the year	66	(333)

Retirees	6,212	6,163
Active employees eligible to retire	488	421
Other active employees	2,034	2,084

Accumulated benefit obligations at end of year	8,734	8,668

Fair value of plan assets at beginning of year	9,521	9,440
Actual return on plan assets	860	1,452
Benefits paid and plan expenses	(662)	(1,371)

Fair value of plan assets at end of year	9,719	9,521

Fair value of plan assets greater than accumulated benefit obligations	(985)	(853)
Unrecognized prior service costs	3,293	3,764
Unrecognized net (gain)/loss	1,239	1,243

Accrued post-retirement medical liability	$3,547	$4,154

Actuarial assumptions as of the year-end measurement date:
Discount rate	6.00%	6.25%
Actuarial assumptions used to determine net cost during the year:
Discount rate	6.25%	6.75%
Expected rate of return on assets	8.50%	8.50%
Healthcare cost trend rate:
First year	*	*
Ultimate	*	*
Time to reach ultimate	*	*

*	In 2001, the Company moved entirely to a defined dollar plan. Accordingly, such assumptions are no longer applicable.

The accrued postretirement medical liability included $2.5 million and $3.2 million classified as long-term liabilities as of January 2, 2005 and December 28, 2003, respectively.

The Company maintains a Master Trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

The Company does not expect to make any contributions to the postretirement medical plan during 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Postretirement Medical Plan
(In thousands)
2005	$852
2006	795
2007	763
2008	726
2009	707
2010-2014	3,365

Deferred Compensation Plans:    During 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. Benefit payments under the plan are funded by a combination of contributions from participants and the Company. The Company has not made any cash contributions to this plan since inception. The obligations related to the deferred compensation plan totaled $4.7 million and $3.8 million at January 2, 2005 and December 28, 2003, respectively.

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

In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $3.8 million as of January 2, 2005, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to ten years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company’s financial position or results of operations. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the potential exposure is not expected to be materially different than the amounts recorded.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham PLC, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

six count complaint alleges that the Company has breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. On May 28, 2003, the court served the lawsuit and ordered Enzo to serve individual complaints against the five defendants. Enzo severed its new complaint on July 16, 2003, and the Company subsequently filed an answer denying the substantive allegations and including a counterclaim alleging that several of Enzo’s patents are invalid.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against the Company, alleging that the Company’s ViewLux™ and certain of its Image FlashPlates™ infringe three of Amersham’s patents related to high-throughput screening. On August 18, 2004, Amersham Plc filed a complaint against two of the Company’s United Kingdom based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the Company’s same products infringe Amersham’s European (United Kingdom) patent granted in August 2004. Amersham seeks injunctive and monetary relief in both cases. The Company subsequently filed an answer in both cases denying the substantive allegations and including affirmative defenses and counterclaims. On October 29, 2003, the Company filed a complaint, which was subsequently amended, against Amersham Biosciences Corp. in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of the Company’s patents related to high-throughput screening. The Company seeks injunctive and monetary relief. Amersham subsequently filed an answer denying the substantive allegations and including affirmative defenses and counterclaims.

On June 14, 2002, the Company sold its Security and Detection Systems business to L-3 Communications Corporation (“L-3”). L-3 and several of its affiliates have been named as defendants in litigation arising out of the terrorist attacks on September 11, 2001. Among the claims in that litigation are allegations that there were defects in the products of the Security and Detection Systems business that the Company sold to L-3. L-3 has asserted that the Company is contractually obligated to indemnify L-3 for any liability it may incur as a result of that litigation. By letter dated January 20, 2005, L-3 has agreed to release the Company from any and all claims relating to the events of September 11, 2001. L-3 also agreed to irrevocably withdraw its claim for indemnification. In exchange for this release and withdrawal of indemnification, the Company has agreed to join as a plaintiff in a lawsuit filed by L-3 in the Superior Court of the Commonwealth of Massachusetts, Civil Action No. 03-05810-BLS1 against Reveal Imaging Technologies and former employees of the Company. The lawsuit alleges that the defendants breached their obligations under agreements with the Company, including their obligations to assign to the Company’s Security and Detection Systems business (now owned by L-3) the inventions they made while employed by such business.

The Company and certain of its officers have been named as defendants in a class action lawsuit filed in July 2002, and the Company and certain of its officers and directors have been named as defendants in purported derivative lawsuits filed in June and July 2004. The plaintiffs in all of these suits have alleged, among other things, various statements made by the Company and management, during the same time period for all three suits, were misleading with respect to its prospects and future operating results. The Company believes it has meritorious defenses to these lawsuits and is contesting the actions vigorously. The Company is currently unable, however, to reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters.

Note 17:	Warranty Reserves

The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded based upon historical results, supplemented by management’s expectations of future costs. A summary of warranty reserve activity for the years ended January 2, 2005 and December 28, 2003 is as follows:

(In thousands)
Balance at December 29, 2002	$9,809
Provision	14,780
Charges	(15,439)
Other	648

Balance at December 28, 2003	9,798
Provision	13,384
Charges	(13,537)
Other	387

Balance at January 2, 2005	$10,032

Note 18:	Stockholders’ Equity

Stock-Based Compensation.    As of January 2, 2005, the Company had two stock-based compensation plans. Under the 2001 Incentive Plan, 8.8 million shares of the Company’s common stock were made available for option grants, restricted stock awards, performance units and other stock-based awards. Under the Life Sciences Plan, 2.3 million shares of the Company’s common stock were made available for option grants.

The following table summarizes stock option activity for the three years ended January 2, 2005:

	2004		2003		2002
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price
	(Shares in thousands)
Outstanding at beginning of Year	15,292	$22.16	14,585	$22.52	15,985	$26.25
Granted	1,228	19.78	2,349	11.36	3,212	11.73
Exercised	(1,298)	11.76	(372)	9.02	(626)	11.75
Lapsed	(1,191)	25.95	(1,270)	20.86	(3,986)	30.49

Outstanding at end of year	14,031	21.47	15,292	21.27	14,585	22.52

Exercisable at end of year	10,431	$24.00	7,287	$21.13	6,356	$19.97

The following table summarizes information about stock options outstanding at January 2, 2005:

	Options Outstanding			Options Exercisable
Prices	Number Outstanding at January 2, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at January 2, 2005	Weighted- Average Exercise Price
$ 4.67 – 5.85	319,038	4.7	$5.07	157,955	$5.08
7.03 – 9.88	1,789,671	4.7	8.43	601,450	8.46
10.77 – 16.15	2,648,510	3.8	13.41	2,241,224	13.57
16.38 – 24.15	4,006,235	5.8	19.16	2,207,155	19.54
25.24 – 37.17	4,497,164	5.3	30.54	4,453,389	30.53
39.18 – 56.59	743,698	3.1	44.95	743,698	44.95
57.22 – 57.27	26,483	5.8	57.25	26,483	57.25

$ 4.67 – 57.27	14,030,799	5.0	$21.47	10,431,354	$24.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average fair value of options granted during 2004, 2003 and 2002 was $8.26, $4.95 and $12.06, respectively. The values were estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the model:

	2004	2003	2002
Risk-free interest rate	2.7%	2.6%	3.7%
Expected dividend yield	0.9%	1.0%	1.0%
Expected lives	4.0 years	4.0 years	4.0 years
Expected stock volatility	57%	57%	60%

In April 1999, the Company’s stockholders approved the 1998 Employee Stock Purchase Plan, whereby participating employees currently have the right to purchase common stock at a price equal to 85% of the lower of the closing price on the first day or the last day of the six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of base compensation. During 2004, the Company issued 416,223 shares under this plan at a weighted-average price of $15.658 per share. During 2003, the Company issued 676,368 shares under this plan at a weighted-average price of $9.10 per share. During 2002, the Company issued 739,302 shares under this plan at a weighted-average price of $8.39 per share. There remains available for sale to employees an aggregate of 2.12 million shares of the Company’s stock out of 5 million shares authorized by shareholders.

Other:    The Company has awarded restricted stock to certain executive employees that contain vesting provisions and performance targets. These shares were awarded under the Company’s 2001 Incentive Plan. The compensation expense associated with the fair value of these awards is recognized over the period that the performance targets are expected to be achieved. The unearned portion of the awards is reflected in stockholders’ equity as unearned compensation until the restrictions are released and the compensation is earned. During the three years ended January 2, 2005, the Company awarded 182,000 shares of restricted stock in 2004, 5,000 shares of restricted stock in 2003 and 190,000 shares of restricted stock in 2002, with weighted-average fair values of $20.06 per share in 2004, $15.83 per share in 2003 and $23.45 per share in 2002. The total compensation recognized related to these restricted shares was approximately $2.3 million in 2004, $2.8 million in 2003 and $2.6 million in 2002. As of January 2, 2005, there were 343,002 restricted shares outstanding subject to forfeiture.

Comprehensive Income: The components of accumulated other comprehensive (loss) income, net of tax were as follows:

	Foreign Currency Translation Adjustment	Change in Minimum Liability of Pension	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance, December 30, 2001	$(60,921)	$—	$1,407	$(1,426)	$(60,940)
Current year change	34,350	(3,928)	(1,407)	60	29,075

Balance, December 29, 2002	(26,571)	(3,928)	—	(1,366)	(31,865)
Current year change	70,475	(9,110)	—	1,408	62,773

Balance, December 28, 2003	43,904	(13,038)	—	42	30,908
Current year change	38,354	(11,987)	—	75	26,442

Balance, January 2, 2005	$82,258	$(25,025)	$—	$117	$57,350

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects related to each component of other comprehensive income (loss) were as follows:

	Tax Before Amount	(Provision) Benefit	After-Tax Amount
	(In thousands)
2004
Foreign currency translation adjustments	$38,354	$—	$38,354
Change in minimum liability of pension	(11,987)	—	(11,987)
Unrealized gains on securities	115	(40)	75

Other comprehensive income	$26,482	$(40)	$26,442

2003
Foreign currency translation adjustments	$70,475	$—	$70,475
Change in minimum liability of pension	(9,110)	—	(9,110)
Unrealized gains on securities	2,166	(758)	1,408

Other comprehensive income	$63,531	$(758)	$62,773

2002
Foreign currency translation adjustments	$34,350	$—	$34,350
Change in minimum liability of pension	(5,611)	1,683	(3,928)
Unrealized losses on derivative instruments	(1,407)	—	(1,407)
Unrealized gains on securities	104	(44)	60
Reclassification adjustments	(869)	452	(417)

Other comprehensive income	$26,567	$2,091	$28,658

Cost of Shares Held In Treasury:    Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. As a result, Chapter 156D eliminates the concept of “treasury shares” and provides that shares reacquired by a company become “authorized but unissued” shares. Accordingly, the Company has redesignated its existing treasury shares, at an aggregate cost of $168,837,000, as authorized but unissued and has allocated this amount to the common stock par value and additional paid in capital.

Note 19:	Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company believes it had no significant concentrations of credit risk as of January 2, 2005.

In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, generally have maturities that do not exceed 12 months, have no cash requirements until maturity and are recorded at fair value on the consolidated balance sheet. Credit risk and market risk are not significant as the foreign exchange instruments are contracted with major banking institutions. Gains and losses on the Company’s foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive income in the accompanying consolidated balance sheet. Deferred gains and losses are recognized in income in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period in which the underlying anticipated transaction occurs. For the year ended January 2, 2005, the Company did not engage in hedges designated as cash flow. The notional amount of the outstanding foreign currency contracts designated as fair value was approximately $166.8 million as of January 2, 2005 and $168.5 million at December 28, 2003. The fair value of the Company’s foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency contracts are not material.

In January 2004, the Company entered into $100 million of interest rate swap instruments with financial institutions. In January 2005, the Company entered into an additional $100 million of interest rate swaps with financial institutions on similar terms. The swap agreements were designated as a fair value hedge related to $200 million of its senior subordinated notes due 2013.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities.

The fair values of marketable securities included in investments have been determined using available quoted market prices for such securities. The carrying value of the Company’s investments in joint ventures and other equity investments are considered reasonable estimates of the fair values of those investments. The fair value and carrying value of the Company’s investments are disclosed in Note 11 above.

The outstanding term debt on the Company’s senior credit facility totaled $70.0 million and $245.0 million at January 2, 2005 and December 28, 2003, respectively. No amounts were outstanding under the revolving facility. The interest rate on the Company’s senior credit facility is reset monthly to reflect variable rates that reflect currently available terms and conditions for similar debt. Consequently, the carrying value of the credit facility approximates fair value.

The fair value of 8 7/8% notes and the 6.8% notes are estimated using market quotes from brokers or are based on current rates offered for similar debt. At January 2, 2005, the 8 7/8% notes and the 6.8% notes had an aggregate carrying value of $303 million and a fair value of $347 million. At December 28, 2003, the 8 7/8% notes and the 6.8% notes had an aggregate carrying value of $302 million and a fair value of $350 million.

Note 20:	Leases

The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for 2004, 2003 and 2002 amounted to $37.1 million, $37.1 million and $36.6 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $30.5 million in 2005, $25.5 million in 2006, $17.1 million in 2007, $13.8 million in 2008, $12.5 million in 2009 and $122.2 million in 2010 and thereafter.

Note 21:	Guarantor Financial Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Income Statement Year Ended January 2, 2005

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Sales	$284,000	$743,241	$846,187	$(186,197)	$1,687,231
Cost of sales	213,484	503,116	476,275	(186,197)	1,006,678
Selling, general and administrative expenses	53,257	153,971	180,315	—	387,543
Research and development expenses	2,670	48,638	35,742	—	87,050
Other operating expense, net	286	25,102	3,502	—	28,890

Operating income from continuing operations	14,303	12,414	150,353	—	177,070
Other expenses (income), net	42,949	(2,284)	(342)	—	40,323

(Loss) income from continuing operations before income taxes	(28,646)	14,698	150,695	—	136,747
(Benefit) provision for income taxes	(2,485)	12,467	28,513	—	38,495

Income (loss) from continuing operations	(26,161)	2,231	122,182	—	98,252
Equity earnings (loss) from subsidiaries, net of tax	124,413	122,182	—	(246,595)	—
Loss from discontinued operations, net of income taxes	(2,209)	—	—	—	(2,209)

Net income (loss)	$96,043	$124,413	$122,182	$(246,595)	$96,043

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Income Statement Year Ended December 28, 2003
	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Sales	$216,446	$657,222	$782,965	$(124,583)	$1,532,050
Cost of sales	169,166	409,488	446,687	(124,583)	900,758
Selling, general and administrative expenses	45,799	164,598	175,578	—	385,975
Research and development expenses	4,078	46,183	31,105	—	81,366
Other operating (income) expense, net	(5,541)	24,339	3,312	—	22,110

Operating income from continuing operations	2,944	12,614	126,283	—	141,841
Other expenses, net	46,117	7,730	2,549	—	56,396

(Loss) income from continuing operations before income taxes	(43,173)	4,884	123,734	—	85,445
(Benefit) provision for income taxes	(2,871)	1,582	28,801	—	27,512

(Loss) income from continuing operations	(40,302)	3,302	94,933	—	57,933
Equity earnings (loss) from subsidiaries, net of tax	98,235	94,933	—	(193,168)	—
Loss from discontinued operations, net of income taxes	(4,974)	—	—	—	(4,974)

Net income (loss)	$52,959	$98,235	$94,933	$(193,168)	$52,959

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Income Statement Year Ended December 29, 2002
	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Sales	$241,233	$651,783	$770,430	$(162,452)	$1,500,994
Cost of sales	185,175	443,002	432,821	(162,452)	898,546
Selling, general and administrative expenses	44,491	191,254	195,102	—	430,847
Research and development expenses	3,207	46,873	34,878	—	84,958
Other operating (income) expense, net	(12,549)	37,809	33,526	—	58,786

Operating income (loss) from continuing operations	20,909	(67,155)	74,103	—	27,857
Other (income) expense, net	30,230	13,958	(11,328)	—	32,860

(Loss) income from continuing operations before income tax	(9,321)	(81,113)	85,431	—	(5,003)
Provision (benefit) for income taxes	(2,929)	(25,471)	24,913	—	(3,487)

(Loss) income from continuing operations	(6,392)	(55,642)	60,518	—	(1,516)
Equity (loss) earnings from subsidiaries, net of tax	(106,024)	8,646	—	97,378	—
Loss from discontinued operations, net of income taxes	(32,622)	—	—	—	(32,622)

(Loss) income before effect of accounting change	(145,038)	(46,996)	60,518	97,378	(34,138)
Effect of accounting change, net of income taxes	(6,900)	(59,028)	(51,872)	—	(117,800)

Net (loss) income	$(151,938)	$(106,024)	$8,646	$97,378	$(151,938)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet January 2, 2005
	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$19,654	$—	$177,859	$—	$197,513
Accounts receivable, net	30,497	42,957	213,845	—	287,299
Inventories	23,371	75,741	94,444	—	193,556
Other current assets	20,572	14,394	34,153	—	69,119
Current assets of discontinued operations	143	—	—	—	143

Total current assets	94,237	133,092	520,301	—	747,630

Property, plant and equipment, net	27,463	133,258	75,195	—	235,916
Marketable securities and investments	8,444	1,150	885	—	10,479
Intangible assets, net	34,709	1,080,327	356,278	—	1,471,314
Intercompany receivable/(payable), net	(1,213,588)	892,422	321,166	—	—
Investment in Subsidiaries	2,968,420	933,965	—	(3,902,385)	—
Other assets	80,623	8,974	20,419	—	110,016
Long-term assets of discontinued operations	152	—	—	—	152

Total assets	$2,000,460	$3,183,188	$1,294,244	$(3,902,385)	$2,575,507

Current liabilities:
Short-term debt	$7,831	$—	$1,883	$—	$9,714
Accounts payable	17,635	58,048	70,947	—	146,630
Accrued restructuring and integration costs	—	593	2,452	—	3,045
Accrued expenses	105,817	71,876	108,767	—	286,460
Current liabilities of discontinued operations	118	—	—	—	118

Total current liabilities	131,401	130,517	184,049	—	445,967
Long-term debt	364,874	—	—	—	364,874
Long-term liabilities	44,100	84,251	176,230	—	304,581
Total stockholders’ equity	1,460,085	2,968,420	933,965	(3,902,385)	1,460,085

Total liabilities and stockholders’ equity	$2,000,460	$3,183,188	$1,294,244	$(3,902,385)	$2,575,507

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet December 28, 2003

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$39,360	$—	$152,139	$—	$191,499
Accounts receivable, net	27,208	57,019	203,800	—	288,027
Inventories	20,459	78,714	89,429	—	188,602
Other current assets	38,082	21,239	35,883	—	95,204
Current assets of discontinued operations	2,968	—	—	—	2,968

Total current assets	128,077	156,972	481,251	—	766,300

Property, plant and equipment, net	29,439	149,394	87,528	—	266,361
Marketable securities and investments	7,910	994	1,970	—	10,874
Intangible assets	29,470	1,098,624	331,520	—	1,459,614
Intercompany receivable/(payable), net	(1,013,702)	767,949	245,753	—	—
Investment in Subsidiaries	2,807,762	829,571	—	(3,637,333)	—
Other assets	85,139	6,880	10,639	—	102,658
Long-term assets of discontinued operations	1,920	—	—	—	1,920

Total assets	$2,076,015	$3,010,384	$1,158,661	$(3,637,333)	$2,607,727

Current liabilities:
Short-term debt	$3,150	$—	$2,017	$—	$5,167
Accounts payable	26,311	51,580	76,369	—	154,260
Accrued restructuring and integration costs	—	4,497	3,558	—	8,055
Accrued expenses	107,689	83,993	92,013	—	283,695
Current liabilities of discontinued operations	846	—	—	—	846

Total current liabilities	137,996	140,070	173,957	—	452,023
Long-term debt	544,307	—	—	—	544,307
Long-term liabilities	44,662	62,552	155,133	—	262,347
Total stockholders’ equity	1,349,050	2,807,762	829,571	(3,637,333)	1,349,050

Total liabilities and stockholders’ equity	$2,076,015	$3,010,384	$1,158,661	$(3,637,333)	$2,607,727

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flow Year Ended January 2, 2005

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating Activities
Net cash provided by continuing operating activities	$169,847	$10,689	$18,954	$199,490
Net cash provided by discontinued operating activities	1,267	—	—	1,267

Net cash provided by operating activities	171,114	10,689	18,954	200,757

Investing Activities
Capital expenditures	(2,294)	(10,689)	(5,978)	(18,961)
Proceeds from dispositions of businesses, net	425	—	—	425
Proceeds from disposition of assets, net	3,442	—	—	3,442
Proceeds of acquisitions, net of cash acquired	2,765	—	—	2,765

Net cash provided by (used in) continuing operations investing activities	4,338	(10,689)	(5,978)	(12,329)
Net cash provided by discontinued operations investing activities	646	—	—	646

Net cash provided by (used in) investing activities	4,984	(10,689)	(5,978)	(11,683)

Financing Activities
Payment of indebtedness	(175,000)	—	—	(175,000)
Other debt increases (decreases)	(64)	—	(134)	(198)
Proceeds from exercise of stock options	15,041	—	—	15,041
Cash dividends	(35,781)	—	—	(35,781)

Net cash (used in) provided by financing activities	(195,804)	—	(134)	(195,938)

Effect of exchange rates on cash and cash equivalents	—	—	12,878	12,878

Net increase (decrease) in cash and cash equivalents	(19,706)	—	25,720	6,014
Cash and cash equivalents, beginning of year	39,360	—	152,139	191,499

Cash and cash equivalents, end of year	$19,654	$—	$177,859	$197,513

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flow Year Ended December 28, 2003

	Parent Company Only	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating Activities
Net cash provided by continuing operating activities	$113,664	$1,198	$48,851	$163,713
Net cash provided by discontinued operating activities	3,762	—	—	3,762

Net cash provided by operating activities	117,426	1,198	48,851	167,475

Investing Activities
Cash held in escrow	187,477	—	—	187,477
Capital expenditures	(1,109)	(8,179)	(7,300)	(16,588)
Settlement of dispositions of businesses, net	(959)	—	—	(959)
Proceeds from disposition of assets, net	5,363	—	—	5,363
Proceeds of acquisitions, net of cash acquired	534	—	—	534

Net cash provided by (used in) continuing operations investing activities	191,306	(8,179)	(7,300)	175,827
Net cash provided by discontinued operations investing activities	1,400	—	—	1,400

Net cash provided by (used in) investing activities	192,706	(8,179)	(7,300)	177,227

Financing Activities
Payment of indebtedness	(259,901)	—	—	(259,901)
Other debt increases (decreases)	(2,439)	—	166	(2,273)
Payment of debt issuance costs	(4,385)	—	—	(4,385)
Proceeds from exercise of stock options	3,617	—	—	3,617
Cash dividends	(35,409)	—	—	(35,409)

Net cash (used in) provided by financing activities	(298,517)	—	166	(298,351)

Effect of exchange rates on cash and cash equivalents	—	—	14,533	14,533

Net increase (decrease) in cash and cash equivalents	11,615	(6,981)	56,250	60,884
Cash and cash equivalents, beginning of year	27,745	6,981	95,889	130,615

Cash and cash equivalents, end of year	$39,360	$—	$152,139	$191,499

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flow Year Ended December 29, 2002

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating Activities
Net cash provided by (used in) continuing operating activities	$110,748	$54,266	$(48,693)	$116,321
Net cash used in discontinued operating activities	(8,617)	—	—	(8,617)

Net cash provided by (used in) operating activities	102,131	54,266	(48,693)	107,704

Investing Activities
Cash held in escrow	(186,483)	—	—	(186,483)
Purchase of Fremont, CA facility	—	(30,000)	—	(30,000)
Capital expenditures	(3,879)	(18,850)	(15,090)	(37,819)
Proceeds from dispositions of businesses, net	96,194	—	—	96,194
Proceeds from disposition of assets, net	—	—	29,782	29,782
Proceeds of acquisitions, net of cash acquired	(22,511)	—	—	(22,511)

Net cash (used in) provided by continuing operations investing activities	(116,679)	(48,850)	14,692	(150,837)
Net cash used in discontinued operations investing activities	(5,200)	—	—	(5,200)

Net cash (used in) provided by investing activities	(121,879)	(48,850)	14,692	(156,037)

Financing Activities
Payment of indebtedness	(538,293)	—	—	(538,293)
Proceeds from indebtedness	612,500	—	—	612,500
Other debt decreases	(1,351)	—	(4,189)	(5,540)
Payment of debt issuance costs	(15,841)	—	—	(15,841)
Proceeds from exercise of stock options	12,851	—	—	12,851
Purchases of treasury stock	(5,925)	—	—	(5,925)
Cash dividends	(35,279)	—	—	(35,279)

Net cash provided by (used in) financing activities	28,662	—	(4,189)	24,473

Effect of exchange rates on cash and cash equivalents	—	—	16,225	16,225

Net increase (decrease) in cash and cash equivalents	8,914	5,416	(21,965)	(7,635)
Cash and cash equivalents, beginning of year	18,831	1,565	117,854	138,250

Cash and cash equivalents, end of year	$27,745	$6,981	$95,889	$130,615

Note 22:    Industry Segment and Geographic Area Information

In the fourth quarter of 2002, the Company announced plans to combine its Life Sciences and Analytical Instruments businesses into one business, Life and Analytical Sciences, with changes to organization, processes and systems expected during 2003. In the second quarter of 2003, the Company completed many of the changes involved in the combination, including the integration of facilities and management reporting and systems. Therefore, commencing in the second quarter of 2003, the two segments were aggregated into one reporting segment for financial statement purposes as discrete financial information is only available on a combined basis. The three reportable segments reflect the Company’s management and structure under three strategic business units (SBUs). For comparative purposes, the Company has disclosed its Life Science and Analytical Science segments as one reporting segment for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the reporting segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on sales and operating profit. Intersegment sales and transfers are not significant. The reporting segments and their principal products and services are:

•	Life and Analytical Sciences. The Company is a leading provider of drug discovery, genetic screening, and environmental and chemical analysis tools, including instruments, reagents, consumables, and services.

•	Optoelectronics. The Company provides a broad range of digital imaging, sensor and specialty lighting components used in biomedical, consumer products and other specialty end markets.

•	Fluid Sciences. The Company provides a variety of precision valves, seals, bellows and pneumatic joints for critical fluid control and containment systems for highly demanding environments such as turbine engines and semiconductor fabrication facilities.

Sales and operating profit by segment for the three years ended January 2, 2005 are shown in the table below:

	2004	2003	2002
	(In thousands)
Life and Analytical Sciences Sales	$1,062,767	$1,003,711	$991,712
Operating profit	103,609	94,745	27,431
Optoelectronics Sales	380,637	348,669	319,797
Operating profit	57,403	46,778	(459)
Fluid Sciences Sales	243,827	179,670	189,485
Operating profit	38,221	17,922	17,476
Other
Operating loss	(22,163)	(17,604)	(16,591)
Continuing Operations Sales	1,687,231	1,532,050	1,500,994
Operating profit	177,070	141,841	27,857

The Company’s Security and Detection Systems business (formerly included in the Life and Analytical Sciences segment), Telecommunications Component, Entertainment Lighting, Electroformed Products, Ultraviolet Lighting and Computer-To-Plate businesses (all formerly included in the Optoelectronics segment) are presented as discontinued operations, and therefore are not included in the preceding table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information relating to the Company’s operating segments is as follows:

	Depreciation and Amortization Expense			Capital Expenditures
	(In thousands)			(In thousands)
	2004	2003	2002	2004	2003	2002
Life and Analytical Sciences	$47,645	$47,938	$44,723	$6,747	$9,841	$25,014
Optoelectronics	19,633	21,818	19,813	7,677	5,398	38,271
Fluid Sciences	7,726	8,403	9,632	3,022	919	3,754
Other	1,237	1,335	1,665	1,515	430	780

Continuing operations	$76,241	$79,494	$75,833	$18,961	$16,588	$67,819

	Total Assets
	2004	2003
	(In thousands)
Life and Analytical Sciences	$2,112,322	$2,080,916
Optoelectronics	292,500	291,746
Fluid Sciences	126,603	119,966
Other	43,786	110,211
Net current and long-term assets of discontinued operations	296	4,888

	$2,575,507	$2,607,727

The following geographic area information for continuing operations includes sales based on location of external customer and net property, plant and equipment based on physical location:

	Sales
	2004	2003	2002
	(In thousands)
U.S	$784,153	$714,451	$718,566
Non-U.S.:
United Kingdom	108,198	107,006	93,386
Germany	105,779	92,820	86,729
France	101,390	82,805	68,431
Japan	93,085	88,931	87,394
Italy	80,386	65,275	59,117
Other non-U.S	414,240	380,762	387,371

Total non-U.S.	903,078	817,599	782,428

	$1,687,231	$1,532,050	$1,500,994

	Net Long-Lived Assets
	January 2, 2005	December 28, 2003	December 29, 2002
	(In thousands)
U.S	$1,389,202	$1,420,006	$1,461,683
Non-U.S.:
Singapore	175,935	40,413	43,407
Germany	85,039	79,812	67,604
United Kingdom	36,575	43,142	39,656
Netherlands	42,270	39,263	32,603
Canada	31,817	34,037	34,752
Finland	22,506	23,502	20,628
Other non-U.S	24,075	141,744	126,968

Total non-U.S	418,217	401,913	365,618

	$1,807,419	$1,821,919	$1,827,301

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23:    Quarterly Financial Information (Unaudited)

Selected quarterly financial information follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share data)
2004 Sales	$392,607	$412,615	$403,403	$478,606	$1,687,231
Gross profit	152,627	166,573	160,133	201,220	680,553
Operating income from continuing operations	29,930	40,035	42,891	64,214	177,070
Income from continuing operations before income taxes	20,385	30,169	34,407	51,786	136,747
Income from continuing operations	14,257	21,463	24,601	37,931	98,252
Net income	13,271	20,835	24,014	37,923	96,043
Basic earnings per share:
Continuing operations	$0.11	$0.17	$0.19	$0.30	$0.77
Net income	0.10	0.16	0.19	0.30	0.75
Diluted earnings per share:
Continuing operations	$0.11	$0.17	$0.19	$0.29	$0.76
Net income	0.10	0.16	0.19	0.29	0.74
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28

2003 Sales	$357,740	$376,251	$366,186	$431,873	$1,532,050
Gross profit	139,924	152,951	152,942	185,475	631,292
Operating income from continuing operations	20,559	30,966	34,916	55,400	141,841
Income from continuing operations before income taxes	6,222	16,801	21,629	40,793	85,445
Income from continuing operations	4,172	11,308	14,766	27,687	57,933
Net income	2,362	8,398	14,269	27,930	52,959
Basic earnings per share:
Continuing operations	$0.03	$0.09	$0.12	$0.22	$0.46
Net income	0.02	0.07	0.11	0.22	0.42
Diluted earnings per share:
Continuing operations	$0.03	$0.09	$0.12	$0.22	$0.45
Net income	0.02	0.07	0.11	0.22	0.41
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2005. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 2, 2005, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on this assessment, our management believes that, as of January 2, 2005, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on our management’s assessment of our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.

Wellesley, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that PerkinElmer, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2005 of the Company and our report dated March 10, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 10, 2005

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On January 28, 2005, we entered into an amendment to the Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc., ABN AMRO Bank N.V., the committed purchasers named therein and Windmill Funding Corporation. The amendment extended the term of our receivables securitization facility from January 28, 2005 to January 27, 2006.

PART III

Item 10. Directors	and Executive Officers of the Registrant

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2005 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees—Board of Directors Meetings and Committees—Audit Committee” and Information Relating to Our Board of Directors and Its Committees – Director Candidates” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2005 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

We have adopted a code of ethics, our Standards of Business Conduct, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Standards of Business Conduct, as well as our corporate governance guidelines and the charters for the audit, compensation and benefits, nominating and corporate governance, executive and finance committees of our board of directors, are each accessible under the “Corporate Governance” heading of the “Investor Corner” section of our website, www.perkinelmer.com. This information is also available in print to any stockholder who requests it by writing to PerkinElmer, Inc., 45 William Street, Wellesley, Massachusetts 02481. Attention: Investor Relations. We also intend to disclose in the same location on our website, any amendments to, or waivers from, our Standards of Business Conduct that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11.    Executive Compensation

The information required to be disclosed by this Item pursuant to Item 402 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2005 under the captions “Information Relating to Our Board of Directors and Its Committees—Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2005 under the caption “Beneficial Ownership of Common Stock”, and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2005 under the caption “Proposal No. 3 Approval of the PerkinElmer, Inc. 2005 Incentive Plan—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.    Certain Relationships and Related Transactions

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2005 under the caption “Executive Compensation—Employment and Other Agreements,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.    Principal Accountant Fees and Services

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2005 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Auditors Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accountant

Consolidated Income Statements for each of the Three Years Ended January 2, 2005

Consolidated Balance Sheets at January 2, 2005 and December 28, 2003

Consolidated Statements of Stockholders’ Equity for each of the Three Years Ended January 2, 2005

Consolidated Statements of Cash Flows for each of the Three Years Ended January 2, 2005

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts

We have omitted financial statement schedules, other than those we note above, because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3. EXHIBITS

Exhibit No.	Exhibit Title

3.1	PerkinElmer, Inc.’s Restated Articles of Organization were filed with the Commission on August 15, 2001 as Exhibit 3.1 to our quarterly report on Form 10-Q and are herein incorporated by reference.

3.2	PerkinElmer, Inc.’s By-Laws as amended and restated by the Board of Directors on April 27, 1999 are attached hereto as Exhibit 3.2.

4.1	Specimen Certificate of PerkinElmer Inc.’s Common Stock, $1 par value, was filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

4.2	Form of Indenture dated June 28,1995 between PerkinElmer, Inc. and the First National Bank of Boston, as Trustee, was filed with the Commission on May 30, 1995 as Exhibit 4.1 to our registration statement on Form S-3, File No. 33-59675 and is herein incorporated by reference.

4.3	First Supplemental Indenture dated as of December 13, 2002 between PerkinElmer, Inc. and State Street Bank and Trust Company, was filed with the Commission on December 27, 2002 as Exhibit 4.1 to our current report on Form 8-K, and is incorporated herein by reference.

4.4	Indenture dated as of December 26, 2002 among PerkinElmer, Inc., as Issuer, Applied Surface Technology, Inc., CCS Packard, Inc., Carl Consumable Products, LLC, Lumen Technologies, Inc., NEN Life Sciences, Inc., Packard BioScience Company, Packard Instrument Company, Inc., PerkinElmer Instruments LLC, PerkinElmer Labworks, Inc., PerkinElmer Life Sciences, Inc., PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc., PerkinElmer Holdings, Inc., PerkinElmer Automotive Research, Inc., as Guarantors, and State Street Bank and Trust Company, as Trustee, was filed with the Commission on March 18, 2003 as Exhibit 4.7 to our annual report on Form 10-K and is herein incorporated by reference.

4.5	First Supplemental Indenture dated as of December 22, 2003 among PerkinElmer, Inc., PerkinElmer Massachusetts, LLC, PerkinElmer Massachusetts Trust and U.S. Bank National Association, was filed with the Commission on March 12, 2004 as Exhibit 4.7 to our annual report on Form 10-K and is herein incorporated by reference.

*10.1	PerkinElmer, Inc.’s Supplemental Executive Retirement Plan, as amended through July 23, 2004, was filed with the Commission on November 5, 2004 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.2	PerkinElmer, Inc.’s 1999 Incentive Plan is attached hereto as Exhibit 10.2.

10.3	$415,000,000 Credit Agreement dated as of December 26, 2002 among PerkinElmer, Inc., as Borrower, the Several Lenders from Time to Time Parties thereto, Merrill Lynch & Co., Merrill, Lynch, Pierce, Fenner and Smith Incorporated, as Arranger, Merrill Lynch Capital Corporation, as Syndication Agent, Societe Generale, as Documentation Agent, and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”), was filed with the Commission on March 18, 2003 as Exhibit 10.3 to our annual report on Form 10-K and is herein incorporated by reference. Amendment No. 1 to Credit Agreement, dated as of April 1, 2003, was filed with the Commission on May 8, 2003 as Exhibit 10.2 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. Amendment No. 2 to Credit Agreement, dated as of April 23, 2003, was filed with the Commission on May 8, 2003 as Exhibit 10.3 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. Amendment No. 3 to Credit Agreement, dated as of December 26, 2003, was filed with the Commission on March 12, 2004 as Exhibit 10.3 to our annual report on Form 10-K and is herein incorporated by reference. Amendment No. 4 to Credit Agreement, dated as of October 20, 2004, is attached hereto as Exhibit 10.3.

*10.4	Summary of Director Compensation and Executive Officer Short- and Long-Term Incentive Arrangements

*10.5	Employment Contracts:

(1) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Gregory L. Summe dated July 27, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.2(a) to our quarterly report on Form 10-Q and is herein incorporated by reference.

(2) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert F. Friel dated June 23, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.2(b) to our quarterly report on Form 10-Q and is herein incorporated by reference and is representative of the employment agreements of the executive officers listed herein at numbers (2) through and including (3);

(3) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Richard F. Walsh dated June 1, 2004;

(4) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Jeffrey D. Capello dated June 11, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.2(c) to our quarterly report on Form 10-Q and is herein incorporated by reference and is representative of the employment agreements of the executive officers listed herein at numbers (4) through and including (6);

(5) Amended and Restated Employment Agreement between PerkinElmer, Inc. and John P. Murphy dated June 10, 2004;

(6) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Peter B. Coggins dated June 14, 2004;

(7) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert A. Barrett dated June 10, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.2(d) to our quarterly report on Form 10-Q and is herein incorporated by reference; and

(8) Employment Agreement between PerkinElmer, Inc. and John A. Roush dated November 5, 2004 is attached hereto as Exhibit 10.5.

*10.6	Letter agreement dated as of November 22, 2003 between PerkinElmer, Inc. and John A. Roush is attached hereto as Exhibit 10.6.

*10.7	Stock Restriction Agreement dated as of November 18, 2003 between PerkinElmer, Inc. and John A. Roush is attached hereto as Exhibit 10.7.

10.8	Reserved.

*10.9	Form of Multi-Year Stock Option Grant given by PerkinElmer, Inc. to each of Messrs. Summe, Friel, Walsh and Carlson on April 25, 2001 was filed with the Commission on March 28, 2002 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference.

*10.10	PerkinElmer, Inc.’s 1998 Deferred Compensation Plan, 1999 Restatement, was filed with the Commission on March 12, 2004 as Exhibit 10.10 to our annual report on Form 10-K and is herein incorporated by reference.

*10.11	PerkinElmer, Inc.’s 2001 Incentive Plan was filed with the Commission on March 12, 2001 as Appendix B to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.

10.12	Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sale Agreement”) was filed with the Commission on March 29, 2002 as Exhibit 10.12 to our Annual Report on Form 10-K and is herein incorporated by reference. The First Amendment to the Receivables Sales Agreement dated as of June 28, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(a) to our annual report on Form 10-K and is herein incorporated by reference. The Second Amendment to the Receivables Sales Agreement dated as of October 7, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(b) to our annual report on Form 10-K and is herein incorporated by reference. The Third Amendment to the Receivables Sales Agreement dated as of December 20, 2002 was filed with the Commission as Exhibit 10.12(c) to our annual report on Form 10-K on March 18, 2003 and is herein incorporated by reference. The Fourth Amendment to the Receivables Sales Agreement dated as of January 31, 2003 was filed with the Commission on March 18, 2003 as Exhibit 10.12(d) to our annual report on Form 10-K and is herein incorporated by reference. The Fifth Amendment to the Receivables Sales Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.4 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Sixth Amendment to the Receivables Sales Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Seventh Amendment to the Receivables Sales Agreement dated as of December 26, 2003 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (a) to our annual report on Form 10-K and is herein incorporated by reference. The Eighth Amendment to the Receivables Sales Agreement dated as of January 30, 2004 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (b) to our annual report on Form 10-K and is herein incorporated by reference. The Ninth Amendment to the Receivables Sales Agreement dated as of January 28, 2005 is attached hereto as Exhibit 10.12.

10.13	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer (the “Purchase and Sale Agreement”), was filed with the Commission on March 28, 2002 as Exhibit 10.13 to our annual report on Form 10-K and is herein incorporated by reference. The First Amendment to the Purchase and Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.5 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Second Amendment to the Purchase and Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.14	PerkinElmer, Inc.’s Life Sciences Incentive Plan was filed with the Commission on March 18, 2003 as Exhibit 10.14 to our annual report on Form 10-K and is herein incorporated by reference.

*10.15	PerkinElmer, Inc.’s 1999 Vivid Technologies Equity Incentive Plan was filed with the Commission on March 18, 2003 as Exhibit 10.15 to our annual report on Form 10-K and is herein incorporated by reference.

*10.16	Form of Stock Restriction Agreement dated January 16, 2002 between PerkinElmer, Inc. and each of Gregory L. Summe, for 50,000 shares of common stock, Terrance L. Carlson, for 20,000 shares of common stock, Robert F. Friel, for 30,000 shares of common stock, and Richard F. Walsh, for 20,000 shares of common stock, was filed with the Commission on May 15, 2002 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. Each of the Stock Restriction Agreements was amended by an amendment dated October 24, 2002, a form of which was filed with the Commission on March 18, 2003 as Exhibit 10.16 to our annual report on Form 10-K and is herein incorporated by reference. These Stock Restriction Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than for cause.

*10.17	Form of Stock Restriction Agreement dated January 2, 2002 between PerkinElmer, Inc. and each of Gregory L. Summe, for 100,000 shares of common stock, Terrance L. Carlson, for 20,000 shares of common stock, Robert F. Friel, for 20,000 shares of common stock, and Richard F. Walsh, for 20,000 shares of common stock, was filed with the Commission on March 18, 2003 as Exhibit 10.17 to our annual report on Form 10-K and is herein incorporated by reference. These Stock Restriction Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than for cause.

*10.18	Stock Restriction Agreement dated July 15, 2002 between PerkinElmer, Inc. and Peter B. Coggins for 20,000 shares of common stock was filed with the Commission on March 18, 2003 as Exhibit 10.18(a) to our annual report on Form 10-K and is herein incorporated by reference. Stock Restriction Agreement dated July 15, 2002 between PerkinElmer, Inc. and Mr. Coggins for 10,000 shares of common stock was filed with the Commission on March 18, 2003 as Exhibit 10.18(b) to our annual report on Form 10-K and is herein incorporated by reference.

*10.19	Form of Amended and Restated Restricted Stock Agreement dated January 27, 2004 between PerkinElmer, Inc. and each of Gregory L. Summe for 70,000 shares of commons stock, Robert F. Friel for 30,000 shares of common stock, Peter B. Coggins for 30,000 shares of common stock and Richard F. Walsh for 16,000 shares of common stock, was filed with the Commission on August 6, 2004 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. These Amended and Restated Restricted Stock Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than cause.

*10.20	Amendment to Equity Awards

(1) Amendment to Equity Awards between PerkinElmer, Inc. and Gregory L. Summe dated July 27, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.3(a) to our quarterly report on Form 10-Q and is herein incorporated by reference.

(2) Amendment to Equity Awards between PerkinElmer, Inc. and Robert F. Friel, dated as of June 23, 2004, was filed with the Commission on August 6, 2004 as Exhibit 10.3(b) to our quarterly report on Form 10-Q and is herein incorporated by reference, and is representative of the amendments to equity awards entered into between PerkinElmer, Inc. and each of the following executive officers; Jeffrey D. Capello dated as of June 11, 2004, Peter B. Coggins dated as of June 14, 2004, John P. Murphy dated as of June 10, 2004 and Richard F. Walsh dated as of June 1, 2004.

(3) The Amendment to Equity Awards between PerkinElmer, Inc. and Robert A. Barrett dated as of June 10, 2004 is identical in all material respects to the Amendment listed herein at (2), except for the deletion of paragraph (iii) in Mr. Barrett’s amendment.

*10.21	Amendment to Vested Option Awards

(1) Amendment to Vested Option Awards from PerkinElmer, Inc. to Gregory L. Summe dated July 27, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.4(a) to our quarterly report on Form 10-Q and is herein incorporated by reference.

(2) Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.4(b) to our quarterly report on Form 10-Q and is herein incorporated by reference and is representative of the Amendments to Vested Option Awards from PerkinElmer, Inc. to each of the following executive officers: Robert A. Barrett dated as of June 10, 2004, Jeffrey D. Capello dated as of June 11, 2004, Peter B. Coggins dated as of June 14, 2004, John P. Murphy dated as of June 10, 2004 and Richard F. Walsh dated as of June 1, 2004.

12.1	Statement regarding computation of ratio of earnings to fixed charges is attached hereto as Exhibit 12.1.

21	Subsidiaries of PerkinElmer, Inc. is attached hereto as Exhibit 21.

23	Consent of Independent Public Accountants is attached hereto as Exhibit 23.

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) is attached hereto as Exhibit 31.1.

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) is attached hereto as Exhibit 31.2.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.1.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(a) of Form 10-K.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended January 2, 2005

(In thousands)

Description	Balance at Beginning of Year	Provisions	Charges/ Writeoffs	Other(1)	Balance at End of Year
Reserve for Doubtful Accounts
Year Ended December 29, 2002	$12,987	$10,395	$(3,494)	$1,516	$21,404
Year Ended December 28, 2003	21,404	1,188	(4,499)	2,104	20,197
Year Ended January 2, 2005	$20,197	$324	$(3,051)	$896	$18,366

(1)	Unless otherwise described, other amounts primarily relate to the impact of foreign exchange movements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERKINELMER, INC.

	Signature	Title	Date

By:	/s/ GREGORY L. SUMME Gregory L. Summe	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 11, 2005

By:	/s/ ROBERT F. FRIEL Robert F. Friel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2005

By:	/s/ JEFFREY D. CAPELLO Jeffrey D. Capello	Vice President — Finance, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2005

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of PerkinElmer, Inc., hereby severally constitute Gregory L. Summe and Robert F. Friel, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names, in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our name and behalf in our capacities as officers and directors to enable PerkinElmer, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby rectifying and confirming signed by our said attorneys, and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

	Signature	Title	Date

By:	/s/ GREGORY L. SUMME Gregory L. Summe	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 11, 2005

By:	/s/ ROBERT F. FRIEL Robert F. Friel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2005

By:	/s/ JEFFREY D. CAPELLO Jeffrey D. Capello	Vice President — Finance, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2005

By:	/s/ TAMARA J. ERICKSON Tamara J. Erickson	Director	March 11, 2005

	Signature	Title	Date

By:	/s/ NICHOLAS A. LOPARDO Nicholas A. Lopardo	Director	March 11, 2005

By:	/s/ ALEXIS P. MICHAS Alexis P. Michas	Director	March 11, 2005

By:	/s/ JAMES C MULLEN James C. Mullen	Director	March 11, 2005

By:	/s/ DR. VICKI L. SATO Dr. Vicki L. Sato	Director	March 11, 2005

By:	/s/ GABRIEL SCHMERGEL Gabriel Schmergel	Director	March 11, 2005

By:	/s/ KENTON J. SICCHITANO Kenton J. Sicchitano	Director	March 11, 2005

By:	/s/ G. ROBERT TOD G. Robert Tod	Director	March 11, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.1	PerkinElmer, Inc.’s Restated Articles of Organization were filed with the Commission on August 15, 2001 as Exhibit 3.1 to our quarterly report on Form 10-Q and are herein incorporated by reference.

3.2	PerkinElmer, Inc.’s By-Laws as amended and restated by the Board of Directors on April 27, 1999 are attached hereto as Exhibit 3.2.

4.1	Specimen Certificate of PerkinElmer Inc.’s Common Stock, $1 par value, was filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

4.2	Form of Indenture dated June 28,1995 between PerkinElmer, Inc. and the First National Bank of Boston, as Trustee, was filed with the Commission on May 30, 1995 as Exhibit 4.1 to our registration statement on Form S-3, File No. 33-59675 and is herein incorporated by reference.

4.3	First Supplemental Indenture dated as of December 13, 2002 between PerkinElmer, Inc. and State Street Bank and Trust Company, was filed with the Commission on December 27, 2002 as Exhibit 4.1 to our current report on Form 8-K, and is incorporated herein by reference.

4.4	Indenture dated as of December 26, 2002 among PerkinElmer, Inc., as Issuer, Applied Surface Technology, Inc., CCS Packard, Inc., Carl Consumable Products, LLC, Lumen Technologies, Inc., NEN Life Sciences, Inc., Packard BioScience Company, Packard Instrument Company, Inc., PerkinElmer Instruments LLC, PerkinElmer Labworks, Inc., PerkinElmer Life Sciences, Inc., PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc., PerkinElmer Holdings, Inc., PerkinElmer Automotive Research, Inc., as Guarantors, and State Street Bank and Trust Company, as Trustee, was filed with the Commission on March 18, 2003 as Exhibit 4.7 to our annual report on Form 10-K and is herein incorporated by reference.

4.5	First Supplemental Indenture dated as of December 22, 2003 among PerkinElmer, Inc., PerkinElmer Massachusetts, LLC, PerkinElmer Massachusetts Trust and U.S. Bank National Association, was filed with the Commission on March 12, 2004 as Exhibit 4.7 to our annual report on Form 10-K and is herein incorporated by reference.

10.1	PerkinElmer, Inc.’s Supplemental Executive Retirement Plan, as amended through July 23, 2004, was filed with the Commission on November 5, 2004 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.2	PerkinElmer, Inc.’s 1999 Incentive Plan is attached hereto as Exhibit 10.2.

10.3	$415,000,000 Credit Agreement dated as of December 26, 2002 among PerkinElmer, Inc., as Borrower, the Several Lenders from Time to Time Parties thereto, Merrill Lynch & Co., Merrill, Lynch, Pierce, Fenner and Smith Incorporated, as Arranger, Merrill Lynch Capital Corporation, as Syndication Agent, Societe Generale, as Documentation Agent, and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”), was filed with the Commission on March 18, 2002 as Exhibit 10.3 to our annual report on Form 10-K and is herein incorporated by reference. Amendment No. 1 to Credit Agreement, dated as of April 1, 2003, was filed with the Commission on May 8, 2003 as Exhibit 10.2 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. Amendment No. 2 to Credit Agreement, dated as of April 23, 2003, was filed with the Commission on May 8, 2003 as Exhibit 10.3 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. Amendment No. 3 to Credit Agreement, dated as of December 26, 2003, was filed with the Commission on March 12, 2004 as Exhibit 10.3 to our annual report on Form 10-K and is herein incorporated by reference. Amendment No. 4 to Credit Agreement, dated as of October 20, 2004, is attached hereto as Exhibit 10.3.

10.4	Summary of Director Compensation and Executive Officer Short- and Long-Term Incentive Arrangements

10.5	Employment Contracts:

(1)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Gregory L. Summe dated July 27, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.2(a) to our quarterly report on Form 10-Q and is herein incorporated by reference.

(2)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert F. Friel dated June 23, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.2(b) to our quarterly report on Form 10-Q and is herein incorporated by reference and is representative of the employment agreements of the executive officers listed herein at numbers (2) through and including (3);

(3) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Richard F. Walsh dated June 1, 2004;

(4)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Jeffrey D. Capello dated June 11, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.2(c) to our quarterly report on Form 10-Q and is herein incorporated by reference and is representative of the employment agreements of the executive officers listed herein at numbers (4) through and including (6);

(5) Amended and Restated Employment Agreement between PerkinElmer, Inc. and John P. Murphy dated June 10, 2004;

(6) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Peter B. Coggins dated June 14, 2004;

(7)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert A. Barrett dated June 10, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.2(d) to our quarterly report on Form 10-Q and is herein incorporated by reference; and

(8) Employment Agreement between PerkinElmer, Inc. and John A. Roush dated November 5, 2004 is attached hereto as Exhibit 10.5.

10.6	Letter agreement dated as of November 22, 2003 between PerkinElmer, Inc. and John A. Roush is attached hereto as Exhibit 10.6.

10.7	Stock Restriction Agreement dated as of November 18, 2003 between PerkinElmer, Inc. and John A. Roush is attached hereto as Exhibit 10.7.

10.8	Reserved.

10.9	Form of Multi-Year Stock Option Grant given by PerkinElmer, Inc. to each of Messrs. Summe, Friel, Walsh and Carlson on April 25, 2001 was filed with the Commission on March 28, 2002 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference.

10.10	PerkinElmer, Inc.’s 1998 Deferred Compensation Plan, 1999 Restatement, was filed with the Commission on March 12, 2004 as Exhibit 10.10 to our annual report on Form 10-K for on March 12, 2004 and is herein incorporated by reference.

10.11	PerkinElmer, Inc.’s 2001 Incentive Plan was filed with the Commission on March 12, 2001 as Appendix B to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.

10.12	Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sale Agreement”) was filed with the Commission on March 29, 2002 as Exhibit 10.12 to our Annual Report on Form 10-K and is herein incorporated by reference. The First Amendment to the Receivables Sales Agreement dated as of June 28, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(a) to our annual report on Form 10-K and is herein incorporated by reference. The Second Amendment to the Receivables Sales Agreement dated as of October 7, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(b) to our annual report on Form 10-K and is herein incorporated by reference. The Third Amendment to the Receivables Sales Agreement dated as of December 20, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(c) to our annual report on Form 10-K and is herein incorporated by reference. The Fourth Amendment to the Receivables Sales Agreement dated as of January 31, 2003 was filed with the Commission on March 18, 2003 as Exhibit 10.12(d) to our annual report on Form 10-K and is herein incorporated by reference. The Fifth Amendment to the Receivables Sales Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.4 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Sixth Amendment to the Receivables Sales Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Seventh Amendment to the Receivables Sales Agreement dated as of December 26, 2003 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (a) to our annual report on Form 10-K and is herein incorporated by reference. The Eighth Amendment to the Receivables Sales Agreement dated as of January 30, 2004 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (b) to our annual report on Form 10-K and is herein incorporated by reference. The Ninth Amendment to the Receivables Sales Agreement dated as of January 28, 2005 is attached hereto as Exhibit 10.12.
10.13	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer (the “Purchase and Sale Agreement”), was filed with the Commission on March 28, 2002 as Exhibit 10.13 to our annual report on Form 10-K and is herein incorporated by reference. The First Amendment to the Purchase and Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.5 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Second Amendment to the Purchase and Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference.
10.14	PerkinElmer, Inc.’s Life Sciences Incentive Plan was filed with the Commission as Exhibit 10.14 to our annual report on Form 10-K on March 18, 2003 and is herein incorporated by reference.
10.15	PerkinElmer, Inc.’s 1999 Vivid Technologies Equity Incentive Plan was filed with the Commission on March 18, 2003 as Exhibit 10.15 to our annual report on Form 10-K for the fiscal year ended December 29, 2002 and is herein incorporated by reference.
10.16	Form of Stock Restriction Agreement dated January 16, 2002 between PerkinElmer, Inc. and each of Gregory L. Summe, for 50,000 shares of common stock, Terrance L. Carlson, for 20,000 shares of common stock, Robert F. Friel, for 30,000 shares of common stock, and Richard F. Walsh, for 20,000 shares of common stock, was filed with the Commission on May 15, 2002 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. Each of the Stock Restriction Agreements was amended by an amendment dated October 24, 2002, a form of which was filed with the Commission on March 18, 2003 as Exhibit 10.16 to our annual report on Form 10-K and is herein incorporated by reference. These Stock Restriction Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than for cause.

10.17	Form of Stock Restriction Agreement dated January 2, 2002 between PerkinElmer, Inc. and each of Gregory L. Summe, for 100,000 shares of common stock, Terrance L. Carlson, for 20,000 shares of common stock, Robert F. Friel, for 20,000 shares of common stock, and Richard F. Walsh, for 20,000 shares of common stock, was filed with the Commission on March 18, 2003 as Exhibit 10.17 to our annual report on Form 10-K and is herein incorporated by reference. These Stock Restriction Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than for cause.

10.18	Stock Restriction Agreement dated July 15, 2002 between PerkinElmer, Inc. and Peter B. Coggins for 20,000 shares of common stock was filed with the Commission on March 18, 2003 as Exhibit 10.18(a) to our annual report on Form 10-K and is herein incorporated by reference. Stock Restriction Agreement dated July 15, 2002 between PerkinElmer, Inc. and Mr. Coggins for 10,000 shares of common stock was filed with the Commission on March 18, 2003 as Exhibit 10.18(b) to our annual report on Form 10-K for and is herein incorporated by reference.

10.19	Form of Amended and Restated Restricted Stock Agreement dated January 27, 2004 between PerkinElmer, Inc. and each of Gregory L. Summe for 70,000 shares of commons stock, Robert F. Friel for 30,000 shares of common stock, Peter B. Coggins for 30,000 shares of common stock and Richard F. Walsh for 16,000 shares of common stock, was filed with the Commission on August 6, 2004 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. These Amended and Restated Restricted Stock Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than cause.

10.20	Amendment to Equity Awards

(1) Amendment to Equity Awards between PerkinElmer, Inc. and Gregory L. Summe dated July 27, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.3(a) to our quarterly report on Form 10-Q and is herein incorporated by reference.

(2) Amendment to Equity Awards between PerkinElmer, Inc. and Robert F. Friel, dated as of June 23, 2004, was filed with the Commission on August 6, 2004 as Exhibit 10.3(b) to our quarterly report on Form 10-Q and is herein incorporated by reference, and is representative of the amendments to equity awards entered into between PerkinElmer, Inc. and each of the following executive officers; Jeffrey D. Capello dated as of June 11, 2004, Peter B. Coggins dated as of June 14, 2004, John P. Murphy dated as of June 10, 2004 and Richard F. Walsh dated as of June 1, 2004.

(3) The Amendment to Equity Awards between PerkinElmer, Inc. and Robert A. Barrett dated as of June 10, 2004 is identical in all material respects to the Amendment listed herein at (2), except for the deletion of paragraph (iii) in Mr. Barrett’s amendment.

10.21	Amendment to Vested Option Awards

(1) Amendment to Vested Option Awards from PerkinElmer, Inc. to Gregory L. Summe dated July 27, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.4(a) to our quarterly report on Form 10-Q and is herein incorporated by reference.

(2) Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.4(b) to our quarterly report on Form 10-Q and is herein incorporated by reference and is representative of the Amendments to Vested Option Awards from PerkinElmer, Inc. to each of the following executive officers: Robert A. Barrett dated as of June 10, 2004, Jeffrey D. Capello dated as of June 11, 2004, Peter B. Coggins dated as of June 14, 2004, John P. Murphy dated as of June 10, 2004 and Richard F. Walsh dated as of June 1, 2004.

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