Form 10-Q
period 2005-04-03
PERKINELMER INC
filed 2005-05-13
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

Number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at May 9, 2005
Common Stock, $1 par value per share	129,653,593

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Three Months Ended
	April 3, 2005	March 28, 2004
	(Unaudited) (In thousands except per share data)
Sales	$416,252	$392,607
Cost of sales	246,919	239,980
Research and development expenses	23,658	20,196
Selling, general and administrative expenses	102,555	95,762
Amortization of intangible assets	7,332	7,101
In-process research and development charge	194	—
Gains on dispositions, net	—	(363)

Operating income from continuing operations	35,594	29,931
Interest and other expense, net	8,274	9,546

Income from continuing operations before income taxes	27,320	20,385
Provision for income taxes	7,568	6,128

Income from continuing operations	19,752	14,257
Loss from discontinued operations, net of income taxes	—	(788)
Gain (loss) on dispositions of discontinued operations, net of income taxes	77	(198)

Net income	$19,829	$13,271

Basic and diluted earnings (loss) per share:
Continuing operations	$0.15	$0.11
(Loss) from discontinued operations, net of income taxes	—	(0.01)

Net income	$0.15	$0.10

Weighted average shares of common stock outstanding:
Basic	128,828	126,685
Diluted	131,056	128,933
Cash dividends per common share	$0.07	$0.07

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 3, 2005	January 2, 2005
	(Unaudited) (In thousands except share and per share data)
Current assets:
Cash and cash equivalents	$184,213	$197,513
Accounts receivable, net	286,710	287,299
Inventories	201,302	193,556
Other current assets	71,006	69,119
Current assets of discontinued operations	—	143

Total current assets	743,231	747,630

Property, plant and equipment:
At cost	637,063	631,693
Accumulated depreciation	(406,414)	(395,777)

Net property, plant and equipment	230,649	235,916
Marketable securities and investments	10,302	10,479
Intangible assets, net	399,215	397,445
Goodwill	1,078,266	1,073,869
Other assets	104,847	110,016
Long-term assets of discontinued operations	—	152

Total assets	$2,566,510	$2,575,507

Current liabilities:
Short-term debt	$9,663	$9,714
Accounts payable	146,514	146,630
Accrued restructuring costs and integration costs	1,987	3,045
Accrued expenses	275,523	286,460
Current liabilities of discontinued operations	45	118

Total current liabilities	433,732	445,967

Long-term debt	364,761	364,874
Long-term liabilities	307,327	304,581

Total liabilities	1,105,820	1,115,422

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value per share, authorized 300,000,000 shares; issued and outstanding 129,566,000 and 129,059,000 at April 3, 2005 and January 2, 2005, respectively	129,566	129,059
Capital in excess of par value	552,473	545,000
Unearned compensation	(8,858)	(4,202)
Retained earnings	743,670	732,878
Accumulated other comprehensive income	43,839	57,350

Total stockholders’ equity	1,460,690	1,460,085

Total liabilities and stockholders’ equity	$2,566,510	$2,575,507

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 3, 2005	March 28, 2004
	(Unaudited) (In thousands)
Operating activities:
Net income	$19,829	$13,271
Add loss from discontinued operations, net of income taxes	—	788
Add (gain) loss on disposition of discontinued operations, net of income taxes	(77)	198

Net income from continuing operations	19,752	14,257
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	921	806
Amortization of debt discount and issuance costs	818	2,211
Depreciation and amortization	19,233	19,256
In-process research and development	194	—
Gains on dispositions and sales of investments, net	—	(363)
Changes in operating assets and liabilities which (used) provided cash, excluding effects from companies purchased and divested:
Accounts receivable	(3,485)	5,334
Inventories	(8,141)	(7,030)
Accounts payable	568	(11,967)
Accrued restructuring costs	(1,058)	(2,039)
Accrued expenses and other	(15,390)	4,562

Net cash provided by operating activities from continuing operations	13,412	25,027
Net cash provided by operating activities from discontinued operations	83	1,529

Net cash provided by operating activities	13,495	26,556
Investing activities:
Capital expenditures	(4,925)	(3,297)
Proceeds from dispositions of property, plant and equipment, net	322	2,056
Proceeds from disposition or settlement of businesses, net	250	—
Cash paid for acquisitions, net of cash acquired	(13,138)	—

Net cash used in continuing operations investing activities	(17,491)	(1,241)
Net cash provided by discontinued operations investing activities	395	—

Net cash used in investing activities	(17,096)	(1,241)
Financing activities:
Prepayment of term loan debt	(175)	(45,000)
Decrease in other credit facilities	(243)	(464)
Proceeds from issuance of common stock	2,643	3,658
Dividends paid	(9,037)	(8,904)

Net cash used in financing activities	(6,812)	(50,710)

Effect of exchange rate changes on cash and cash equivalents	(2,887)	(633)

Net decrease in cash and cash equivalents	(13,300)	(26,028)
Cash and cash equivalents at beginning of period	197,513	191,499

Cash and cash equivalents at end of period	$184,213	$165,471

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005, filed with the SEC (the “2004 Form 10-K”). The balance sheet amounts at January 2, 2005 in this report were derived from the Company’s audited 2004 financial statements included in the 2004 Form 10-K. Certain prior period amounts related to discontinued operations have been reclassified to conform to the current-year financial statement presentation. The reclassified information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 3, 2005 and March 28, 2004 are not necessarily indicative of the results for the entire fiscal year.

(2) Acquisitions

In February 2005, the Company acquired the capital stock of Elcos AG, a leading European designer and manufacturer of custom light emitting diodes, or LED, solutions for biomedical and industrial applications. Consideration for the transaction was approximately $15.4 million in cash at the time of closing with additional cash consideration of approximately $1.4 million due through fiscal 2007. In addition, potential cash earn out payments of up to approximately $8.4 million are expected to be made based on the future performance of the business. The Company has accrued for such payments due to the high likelihood that the payments will be made.

Elcos’ operations are reported within the results of the Company’s Optoelectronics reporting segment. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, and the Company has accordingly allocated the purchase price of Elcos based upon the fair values of the assets acquired and liabilities assumed. In connection with the fair valuing of the assets acquired and liabilities assumed, management, assisted by valuation consultants, performed an assessment of intangible assets using customary valuation procedures and techniques. Identifiable intangible assets included $0.2 million in acquired in-process research and development for projects that had not yet reached technological feasibility as of the acquisition date and for which no future alternative use existed. These costs were expensed on the date of the acquisition.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the preliminary purchase price and allocation are as follows (in thousands):

Consideration and acquisition costs:
Cash payments	$15,429
Deferred consideration	1,444
Earnout liability	8,403
Transaction costs	402

Total consideration and acquisition costs	$25,678

Allocation of purchase price
Current assets	$5,528
Property, plant and equipment	2,094
Other assets	181
Identifiable intangible assets:
Core and completed technologies	2,836
Customer contracts	2,626
Customer relationships	1,838
Distributor network	880
Supplier network	552
Trade names and other	429
In-process research and development	194
Goodwill	13,907
Deferred taxes on identified intangibles	(3,640)
Liabilities assumed	(1,939)

Total	$25,678

(3) Gains on Dispositions

No net gains on dispositions were recorded in the first quarter of 2005, compared to a net gain from the sale of a building of $0.4 million in the first quarter of 2004.

(4) Inventories

Inventories consisted of the following:

	April 3, 2005	January 2, 2005
	(In thousands)
Raw materials	$86,081	$84,119
Work in progress	20,097	17,430
Finished goods	95,124	92,007

Total Inventories	$201,302	$193,556

(5) Debt

In December 2002, the Company entered into a senior credit facility. This facility is comprised of a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. This senior credit facility is secured primarily by a substantial portion of the Company’s and its subsidiaries’ domestic assets. As of April 3, 2005 there was $70.0 million of outstanding principal on the term loan. There was no outstanding principal balance under the revolving credit facility at April 3, 2005 or at any other time during the first quarter of 2005.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2004, the Company entered into interest rate swap agreements (the “Swaps”) that effectively converted the fixed interest rate on $100.0 million of the Company’s 8 7/8% senior subordinated notes due 2013 (the “8 7/8% Notes”) to a variable interest rate which is reset semi-annually in arrears based upon six-month USD LIBOR plus 427 basis points. In January 2005, the Company swapped an additional $100.0 million of notional value at similar terms, however, the variable interest rate is based upon six-month USD LIBOR plus 412 basis points. Accordingly, the Company now pays the applicable six-month USD LIBOR rate, plus the applicable spread, on $200.0 million of its obligations represented by these notes. The Swaps have the economic effect of modifying the interest obligations associated with these notes so that the interest payable on the 8 7/8% Notes effectively becomes variable. The Swaps reduced the annualized interest rate on the 8 7/8% Notes by approximately 80 basis points during the three-months ended April 3, 2005. The fair value of these swap instruments as of April 3, 2005 was a loss of $5.9 million. These swaps have been designated as fair value hedges. These swaps have been marked to market in the Company’s consolidated financial statements. The fair value movements in these swaps have offset the fair value movements in the debt they have been designated to hedge.

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

	Three Months Ended
	April 3, 2005	March 28, 2004
	(In thousands)
Number of common shares — basic	128,828	126,685
Effect of dilutive securities
Stock options and employee stock purchase plan	1,986	1,926
Unvested restricted stock	242	322

Number of common shares — diluted	131,056	128,933

Number of potentially dilutive securities excluded from calculation	6,816	6,749

(7) Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended
	April 3, 2005	March 28, 2004
	(In thousands)
Net income	$19,829	$13,271
Other comprehensive loss:
Foreign currency translation adjustments	(13,350)	(2,814)
Unrealized losses on securities, net of tax	(161)	(122)

	(13,511)	(2,936)

Comprehensive income	$6,318	$10,335

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of accumulated other comprehensive income were as follows:

	April 3, 2005	January 2, 2005
	(In thousands)
Foreign currency translation adjustments	$68,908	$82,258
Minimum pension liability	(25,025)	(25,025)
Unrealized (losses) gains on securities	(44)	117

Accumulated other comprehensive income	$43,839	$57,350

(8) Industry Segment Information

The accounting policies of the Company’s reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the 2004 Form 10-K. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant. The operating segments and their principal products and services are:

•	Life and Analytical Sciences. The Company is a leading provider of drug discovery, genetic screening, and environmental and chemical analysis tools, including instruments, reagents, consumables, and services.

•	Optoelectronics. The Company provides a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

•	Fluid Sciences. The Company provides a variety of precision valves, seals, bellows and pneumatic joints for critical fluid control and containment systems for highly demanding environments such as turbine engines and semiconductor fabrication equipment.

Sales and operating profit (loss) by segment are shown in the table below:

	Three months ended
	April 3, 2005	March 28, 2004
	(In thousands)
Life and Analytical Sciences
Sales	$264,773	$249,247
Operating income	21,958	15,983
Optoelectronics
Sales	96,758	85,873
Operating income	12,831	10,680
Fluid Sciences
Sales	54,721	57,487
Operating income	6,812	8,309
Other
Sales	—	—
Operating loss	(6,077)	(5,041)
Continuing Operations
Sales	416,252	392,607
Operating income	35,594	29,931

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Discontinued Operations

As part of its continued efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. In September 2004, the Company’s Board of Directors approved a plan to shut down its Computer-To-Plate business. In June 2004, the Company’s Board of Directors approved a plan to shut down its Electroformed Products business and sell its Ultraviolet Lighting business. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144 and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying balance sheets as of April 3, 2005 and January 2, 2005.

During June 2002, the Company’s Board of Directors approved separate plans to shut down its Telecommunications Component and sell its Entertainment Lighting businesses. During the first quarters of 2005 and 2004, the Telecommunications Component business recorded activity related to the sale of previously written-off assets of $0.2 million and ($0.2) million, respectively. During the first quarter of 2004, the Entertainment Lighting business recorded activity related to the sale of previously written-off assets of $0.3 million. These amounts have been included in gain (loss) on dispositions of discontinued operations.

During the first quarters of 2005 and 2004, the Electroformed Products business recorded pre-tax charges of $0.1 million and $1.2 million, respectively, related to the write off of certain machinery and equipment. The charges have been included in gain (loss) on dispositions of discontinued operations.

During the first quarter of 2004, the Company settled various claims under certain long-term contracts with the Company’s former Technical Services business, which was sold in August 1999. The net settlement resulted in a pre-tax gain of $0.8 million that was recognized in the first quarter of 2004. These amounts have been included in gain (loss) on dispositions of discontinued operations.

The table below summarizes the gains and losses on dispositions of discontinued operations, as discussed above:

	Three Months Ended
	April 3, 2005	March 28, 2004
	(In thousands)
Gain (loss) on Telecommunications Component business	$240	$(184)
Gain on Entertainment Lighting business	30	255
Loss on Electroformed Products business	(147)	(1,160)
Gain on contract settlements associated with the Technical Services business	—	757

Net gain (loss) on disposition of discontinued operations before income taxes	123	(332)
Provision (benefit) for income taxes	46	(134)

Gain (Loss) on dispositions of discontinued operations, net of income taxes	$77	$(198)

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary operating results of the discontinued operations of the Electroformed Products, Ultraviolet Lighting and Computer-To-Plate businesses for the periods prior to disposition were as follows:

	Three Months Ended
	April 3, 2005	March 28, 2004
Sales	$—	$1,088
Costs and expenses	—	2,321

Operating loss from discontinued operations	—	(1,233)
Other expense	—	4

Loss from discontinued operations before income taxes	—	(1,229)
Benefit from income taxes	—	(441)

Loss from discontinued operations, net of income taxes	$—	$(788)

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

	Three-Months Ended
	January 2, 2005	March 28, 2004
	(In thousands, except per share data)
Net income, as reported	$19,829	$13,271
Add: Stock-based employee compensation expense included in net income, net of related tax effects	442	371
Deduct: Total stock-based employee compensation expense determined under fair market value method for all awards, net of related tax effects	(3,541)	(4,320)

Pro forma net income	$16,730	$9,322

Earnings per share:
Basic and diluted — as reported	$0.15	$0.10
Basic and diluted — pro forma	$0.13	$0.07

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the Company’s first quarter of 2006.

The Company expects to adopt SFAS No. 123R using the Statement’s modified prospective application method. Adoption of SFAS No. 123R is expected to increase stock compensation expense, and the Company is currently evaluating the impact that the adoption of SFAS No. 123R will have on its financial results.

(11) Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and other Intangible Assets, the Company is required to test goodwill and non-amortizing intangible assets for impairment at the reporting unit level upon initial adoption of SFAS No. 142 and at least annually thereafter. As part of the Company’s on-going compliance with SFAS No. 142, the Company, assisted by valuation consultants, completed its annual assessment of goodwill and non-amortizing intangible assets using a measurement date of January 3, 2005. The results of this annual assessment resulted in no impairment charge.

The changes in the carrying amount of goodwill for the period ended April 3, 2005 from January 2, 2005 are as follows:

	Life and Analytical Sciences	Optoelectronics	Fluid Sciences	Consolidated
	(In thousands)
Balance, January 2, 2005	$1,005,224	$37,803	$30,842	$1,073,869
Elcos acquisition	—	13,907	—	13,907
Foreign currency translation	(9,167)	(343)	—	(9,510)

Balance, April 3, 2005	$996,057	$51,367	$30,842	$1,078,266

Intangible asset balances at April 3, 2005 and January 2, 2005 were as follows:

	April 3, 2005	January 2, 2005
	(In thousands)
Patents	$95,740	$95,779
Less: Accumulated amortization	(39,606)	(37,390)

Net patents	56,134	58,389

Licenses	49,260	49,439
Less: Accumulated amortization	(19,147)	(17,809)

Net licenses	30,113	31,630

Core technology	218,003	208,692
Less: Accumulated amortization	(64,200)	(60,299)

Net core technology	153,803	148,393

Net amortizable intangible assets	240,050	238,412
Non-amortizing intangible assets, primarily trademarks and trade names	159,165	159,033

TOTALS	$399,215	$397,445

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) Warranty Reserves

The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. A summary of warranty reserve activity for the three-months ended April 3, 2005 and March 28, 2004 is as follows:

	Three-months ended
	April 3, 2005	March 28, 2004
	(In thousands)
Balance at beginning of period	$10,032	$9,798
Provision	3,271	3,285
Charges	(3,226)	(3,036)
Other	(79)	(6)

Balance at end of period	$9,998	$10,041

(13) Employee Benefit Plans

Net periodic benefit cost (credit) included the following components for the three months ended April 3, 2005 and March 28, 2004:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
	(In thousands)
Service cost	$1,697	$1,403	$34	$34
Interest cost	5,746	5,527	125	128
Expected return on plan assets	(5,675)	(5,600)	(197)	(177)
Net amortization and deferral	1,069	567	(123)	(117)

Net periodic benefit cost (credit)	$2,837	$1,897	$(161)	$(132)

(14) Guarantor Financial Information

The Company has outstanding $300.0 million in aggregate principal amount of 8 7/8% Notes. The Company’s payment obligations under the 8 7/8% Notes are guaranteed by some of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). Such guarantee is full and unconditional. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, income statement, balance sheet and statements of cash flow information for the Company (“Parent Company Only”), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Income Statement

Three months ended April 3, 2005

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$68,210	$181,959	$216,539	$(50,456)	$416,252
Cost of sales	51,015	119,922	126,438	(50,456)	246,919
Research and development expenses	1,426	12,237	10,189	—	23,852
Selling, general and administrative expenses	17,762	38,827	45,966	—	102,555
Other operating expense, net	—	6,419	913	—	7,332

Operating (loss) income from continuing operations	(1,993)	4,554	33,033	—	35,594
Other expenses (income), net	10,063	(854)	(935)	—	8,274

(Loss) income from continuing operations before income taxes	(12,056)	5,408	33,968	—	27,320
(Benefit) provision for income taxes	(3,338)	1,497	9,409	—	7,568

(Loss) income from continuing operations	(8,718)	3,911	24,559	—	19,752
Equity earnings (loss) from subsidiaries, net of tax	28,470	24,559	—	(53,029)	—
Gain on disposition of discontinued operations, net of income taxes	77	—	—	—	77

Net income (loss)	$19,829	$28,470	$24,559	$(53,029)	$19,829

Consolidating Income Statement

Three months ended March 28, 2004

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$67,137	$170,011	$198,423	$(42,964)	$392,607
Cost of sales	51,504	117,106	114,334	(42,964)	239,980
Research and development expenses	610	11,329	8,257	—	20,196
Selling, general and administrative expenses	12,201	39,811	43,750	—	95,762
Other operating (income) expense, net	(255)	5,397	1,596	—	6,738

Operating income (loss) from continuing operations	3,077	(3,632)	30,486	—	29,931
Other expenses (income), net	9,655	(219)	110	—	9,546

(Loss) income from continuing operations before income taxes	(6,578)	(3,413)	30,376	—	20,385
(Benefit) provision for income taxes	(1,977)	(1,026)	9,131	—	6,128

(Loss) income from continuing operations	(4,601)	(2,387)	21,245	—	14,257
Equity earnings (loss) from subsidiaries, net of tax	18,858	21,245	—	(40,103)	—
Gain on disposition of discontinued operations, net of income taxes	(986)	—	—	—	(986)

Net income (loss)	$13,271	$18,858	$21,245	$(40,103)	$13,271

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

April 3, 2005

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$42,968	$—	$141,245	$—	$184,213
Accounts receivable, net	33,131	41,530	212,049	—	286,710
Inventories	25,883	77,047	98,372	—	201,302
Other current assets	25,236	14,576	31,194	—	71,006

Total current assets	127,218	133,153	482,860	—	743,231

Property, plant and equipment, net	27,079	130,221	73,349	—	230,649
Investments	8,246	1,150	906	—	10,302
Goodwill and intangible assets	35,305	1,073,884	368,292	—	1,477,481
Intercompany (payable) receivable, net	(1,259,142)	1,001,768	257,374	—	—
Investment in subsidiary	2,980,038	838,111	—	(3,818,149)	—
Other assets	77,185	10,781	16,881	—	104,847

Total assets	$1,995,929	$3,189,068	$1,199,662	$(3,818,149)	$2,566,510

Current liabilities:
Short-term debt	$7,831	$—	$1,832	$—	$9,663
Accounts payable	24,897	50,336	71,281	—	146,514
Accrued restructuring and integration costs	—	674	1,313	—	1,987
Accrued expenses	90,303	74,334	110,886	—	275,523
Current liabilities of discontinued operations	45	—	—	—	45

Total current liabilities	123,076	125,344	185,312	—	433,732
Long-term debt	364,761	—	—	—	364,761
Long-term liabilities	47,402	83,686	176,239	—	307,327

Total liabilities	535,239	209,030	361,551	—	1,105,820

Total stockholders’ equity	1,460,690	2,980,038	838,111	(3,818,149)	1,460,690

Total liabilities and stockholders’ equity	$1,995,929	$3,189,068	$1,199,662	$(3,818,149)	$2,566,510

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

January 2, 2005

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$19,654	$—	$177,859	$—	$197,513
Accounts receivable, net	30,497	42,957	213,845	—	287,299
Inventories	23,371	75,741	94,444	—	193,556
Other current assets	20,572	14,394	34,153	—	69,119
Current assets of discontinued operations	143	—	—	—	143

Total current assets	94,237	133,092	520,301	—	747,630

Property, plant and equipment, net	27,463	133,258	75,195	—	235,916
Investments	8,444	1,150	885	—	10,479
Goodwill and intangible assets	34,709	1,080,327	356,278	—	1,471,314
Intercompany (payable) receivable, net	(1,213,588)	892,422	321,166	—	—
Investment in subsidiary	2,968,420	933,965	—	(3,902,385)	—
Other assets	80,623	8,974	20,419	—	110,016
Long-term assets of discontinued operations	152	—	—	—	152

Total assets	$2,000,460	$3,183,188	$1,294,244	$(3,902,385)	$2,575,507

Current liabilities:
Short-term debt	$7,831	$—	$1,883	$—	$9,714
Accounts payable	17,635	58,048	70,947	—	146,630
Accrued restructuring and integration costs	—	593	2,452	—	3,045
Accrued expenses	105,817	71,876	108,767	—	286,460
Current liabilities of discontinued operations	118	—	—	—	118

Total current liabilities	131,401	130,517	184,049	—	445,967
Long-term debt	364,874	—	—	—	364,874
Long-term liabilities	44,100	84,251	176,230	—	304,581

Total liabilities	540,375	214,768	360,279	—	1,115,422

Total stockholders’ equity	1,460,085	2,968,420	933,965	(3,902,385)	1,460,085

Total liabilities and stockholders’ equity	$2,000,460	$3,183,188	$1,294,244	$(3,902,385)	$2,575,507

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Cash Flow Statement

Three months ended April 3, 2005

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) continuing operating activities	$43,091	$2,572	$(32,251)	$—	$13,412
Net cash provided by discontinued operating activities	83	—	—	—	83

Net cash provided by (used in) operating activities	43,174	2,572	(32,251)	—	13,495

Investing Activities
Capital expenditures	(928)	(2,572)	(1,425)	—	(4,925)
Proceeds from the disposition of property, plant and equipment, net	322	—	—	—	322
Proceeds from the disposition of business, net	250	—	—	—	250
Cash paid for acquisitions, net of cash acquired	(13,138)	—	—	—	(13,138)

Net cash used in investing activities	(13,494)	(2,572)	(1,425)	—	(17,491)

Net cash provided by discontinued operations investing activities	395	—	—	—	395

Net cash used in investing activities	(13,099)	(2,572)	(1,425)	—	(17,096)

Financing Activities
Prepayment of indebtedness	(175)	—	—	—	(175)
Other debt decreases	(192)	—	(51)	—	(243)
Proceeds from issuance of common stock	2,643	—	—	—	2,643
Cash dividends	(9,037)	—	—	—	(9,037)

Net cash used in financing activities	(6,761)	—	(51)	—	(6,812)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,887)	—	(2,887)

Net increase (decrease) in cash and cash equivalents	23,314	—	(36,614)	—	(13,300)
Cash and cash equivalents, beginning of period	19,654	—	177,859	—	197,513

Cash and cash equivalents, end of period	$42,968	$—	$141,245	$—	$184,213

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Cash Flow Statement

Three months ended March 28, 2004

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) continuing operating activities	$36,020	$1,253	$(12,246)	$—	$25,027
Net cash provided by discontinued operating activities	1,529	—	—	—	1,529

Net cash provided by (used in) operating activities	37,549	1,253	(12,246)	—	26,556

Investing Activities
Capital expenditures	(307)	(1,253)	(1,737)	—	(3,297)
Proceeds from the disposition of property, plant and equipment	2,056	—	—	—	2,056

Net cash provided by (used in) investing activities	1,749	(1,253)	(1,737)	—	(1,241)

Financing Activities
Prepayment of indebtedness	(45,000)	—	—	—	(45,000)
Other debt decreases	(276)	—	(188)	—	(464)
Proceeds from issuance of common stock	3,658	—	—	—	3,658
Cash dividends	(8,904)	—	—	—	(8,904)

Net cash used in financing activities	(50,522)	—	(188)	—	(50,710)

Effect of exchange rate changes on cash and cash equivalents	—	—	(633)	—	(633)

Net decrease in cash and cash equivalents	(11,224)	—	(14,804)	—	(26,028)
Cash and cash equivalents, beginning of period	39,360	—	152,139	—	191,499

Cash and cash equivalents, end of period	$28,136	$—	$137,335	$—	$165,471

(15) Contingencies

The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company establishes accruals for matters when it determines that a loss is probable and reasonably estimable.

In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $3.8 million as of April 3, 2005, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to ten years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company’s financial position, results of operations or cash flows. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the potential exposure is not expected to be materially different than the amounts recorded.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham PLC, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The six count complaint alleges that the Company has breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. On May 28, 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. Enzo served its new complaint on July 16, 2003, and the Company subsequently filed an answer denying the substantive allegations and including a counterclaim alleging that Enzo’s patents are invalid.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against the Company, alleging that the Company’s ViewLux™ and certain of its Image FlashPlates™ infringe three of Amersham’s patents related to high-throughput screening. On August 18, 2004, Amersham Plc filed a complaint against two of the Company’s United Kingdom based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the Company’s same products infringe Amersham’s European (United Kingdom) patent granted in August 2004. Amersham seeks injunctive and monetary relief in both cases. The Company subsequently filed answers in both cases denying the substantive allegations and including affirmative defenses and counterclaims. On October 29, 2003, the Company filed a complaint, which was subsequently amended, against Amersham Biosciences Corp. in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of the Company’s patents related to high-throughput screening. The Company seeks injunctive and monetary relief. Amersham subsequently filed an answer denying the substantive allegations and including affirmative defenses and counterclaims.

The Company and certain of its officers have been named as defendants in a class action lawsuit filed in July 2002, and the Company and certain of its officers and directors have been named as defendants in purported derivative lawsuits filed in June and July 2004. The plaintiffs in both the class action and the derivative suits have alleged, among other things, various statements made by the Company and management, during the same

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

time period, were misleading with respect to its prospects and future operating results. The Company believes it has meritorious defenses to these lawsuits and is contesting the actions vigorously. The Company is currently unable, however, to reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters. Further information with respect to these lawsuits is contained in Part II, Item 1. Legal Proceedings of this quarterly report.

The Company intends to defend itself vigorously in all of the above matters. The Company is currently unable, however, to determine whether resolution of any or all of these matters will have a material adverse impact on its financial position or consolidated results of operations.

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

Significant Developments

Acquisition of Elcos AG. In February 2005, we acquired the capital stock of Elcos AG, a leading European designer and manufacturer of custom light emitting diode, or LED, solutions for biomedical and industrial applications. Consideration for the transaction was approximately $15.4 million in cash at the time of closing with additional cash consideration of approximately $1.4 million due through fiscal 2007. In addition, potential cash earn out payments of up to approximately $8.4 million are expected to be made based on the future performance of the business. We have accrued for such payments due to the high likelihood that the payments will be made.

American Job Creation Act. The homeland investment provisions of the American Jobs Creation Act enacted October 22, 2004, provides us with the opportunity to repatriate earnings from our foreign subsidiaries at a substantially reduced tax cost and to increase the amount of cash available to fund our operations in the United States.

Consolidated Results of Continuing Operations

Sales

Sales for the first quarter of 2005 were $416.3 million, versus $392.6 million for the first quarter of 2004, an increase of $23.7 million, or 6%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $6.7 million in the first quarter of 2005, as compared to the first quarter of 2004. This increase in sales reflects a $15.6 million, or 6%, increase in our Life and Analytical Sciences segment sales, which includes approximately $5.7 million in sales attributable to favorable changes in foreign exchange rates compared to the first quarter of 2004. Our Optoelectronics segment sales grew $10.9 million, or 13%, including approximately $0.9 million in sales attributable to favorable changes in foreign exchange rates compared to the first quarter of 2005 as well as $2.5 million resulting from the acquisition of Elcos. Our Fluid Sciences segment sales decreased $2.8 million, or 5%, and include a minimal impact from foreign exchange rate changes.

Cost of Sales

Cost of sales for the first quarter of 2005 was $246.9 million, versus $240.0 million for the first quarter of 2004, an increase of $6.9 million, or 3%. As a percentage of sales, cost of sales decreased to 59.3% in the first quarter of 2005 from 61.1% in the first quarter of 2004, resulting in an increase in gross margin of 180 basis points from 38.9% in the first quarter of 2004 to 40.7% in the first quarter of 2005. The increase in gross margin was primarily attributable to better leveraging of fixed costs in our Life and Analytical Sciences and Optoelectronics segments due to increased sales volume, productivity improvements and site closures.

Research and Development Expenses

Research and development expenses for the first quarter of 2005 were $23.7 million versus $20.2 million for the first quarter of 2004, an increase of $3.5 million, or 17%. As a percentage of sales, research and development expenses increased to 5.7% in the first quarter of 2005 from 5.1% in the first quarter of 2004, resulting from increased expenditures to support the company’s growth platforms. We expect our research and development efforts to continue to emphasize the health sciences end markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2005 were $102.6 million versus $95.8 million for the first quarter of 2004, an increase of $6.8 million, or 7%. As a percentage of sales, selling, general and administrative expenses increased 20 basis points from 24.4% in the first quarter of 2004 to 24.6% in the first quarter of 2005. The increase as a percentage of sales of 20 basis points in the first quarter of 2005, as compared to the first quarter of 2004, was partially the result of an increase in the number of sales and service people in high growth regions of the world as well as an increase in headcount added to some of our higher growth product lines.

Gains on Dispositions

No net gains on dispositions were recorded in the first quarter of 2005, compared to a net gain from the sale of a building of $0.4 million in the first quarter of 2004.

Amortization of Intangible Assets

Amortization of intangible assets was $7.3 million for the first quarter of 2005, versus $7.1 million for the first quarter of 2004. The $0.2 million increase in the first quarter of 2005 compared to the first quarter of 2004 primarily related to increased amortization in our Optoelectronics segment as a result of our acquisition of Elcos.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	Three Months Ended
	April 3, 2005	March 28, 2004
	(In thousands)
Interest income	$(672)	$(485)
Interest expense	8,456	9,775
Acceleration of amortization of debt issue costs	—	1,166
Other	490	(910)

	$8,274	$9,546

Interest and other expense, net for the three months ended April 3, 2005 was $8.3 million, versus $9.5 million for the three months ended March 28, 2004, a decrease of $1.2 million, or 13%. The decrease in interest and other expense, net in the first quarter of 2005 as compared to the first quarter of 2004, was due primarily to lower outstanding borrowings and accelerated amortization of debt issuance fees, offset in part by less favorable foreign exchange results. A discussion of our liquidity and our prospective borrowing costs is set forth below under the heading “Liquidity and Capital Resources.”

Provision/Benefit for Income Taxes

The first quarter 2005 provision for income taxes was $7.6 million, versus a provision of $6.1 million for the first quarter of 2004. Our effective tax rate for the first quarter of 2005 was 27.7% as compared to an effective tax rate of 30.1% for the first quarter of 2004. The reduced effective tax rate for the first quarter of 2005 was due to changes in our geographic pattern of earnings, a lower U.S. tax cost on repatriated foreign earnings, and statutory rate reductions in certain profitable foreign jurisdictions compared to the first quarter of 2004.

Discontinued Operations

In September 2004, our Board of Directors approved a plan to shut down our Computer-To-Plate business. In June 2004, our Board of Directors approved a plan to shut down our Electroformed Products business and sell our Ultraviolet Lighting business. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. We have accounted for these businesses as discontinued operations in accordance with SFAS No. 144 and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying balance sheets as of April 3, 2005 and January 2, 2005.

During June 2002, our Board of Directors approved separate plans to shut down our Telecommunications Component and sell our Entertainment Lighting businesses. During the first quarters of 2005 and 2004, the Telecommunications Component business recorded activity related to the sale of previously written-off assets of $0.2 million and ($0.2) million, respectively. During the first quarter of 2004, the Entertainment Lighting business recorded activity related to the sale of previously written-off assets of $0.3 million. These amounts have been included in gain (loss) on dispositions of discontinued operations.

During the first quarters of 2005 and 2004, our Electroformed Products business recorded pre-tax charges of $0.1 million and $1.2 million, respectively, related to the write off of certain machinery and equipment and included in gain (loss) on dispositions of discontinued operations.

During the first quarter of 2004, we settled various claims under certain long-term contracts with our former Technical Services business, which was sold in August 1999. The net settlement resulted in a pre-tax gain of $0.8 million that was recognized in the first quarter of 2004 and included in gain (loss) on dispositions of discontinued operations.

The following table summarizes gains and losses on dispositions of discontinued operations, as discussed above:

	Three Months Ended
	April 3, 2005	March 28, 2004
	(In thousands)
Gain (loss) on Telecommunications Component business	$240	$(184)
Gain on Entertainment Lighting business	30	255
Loss on Electroformed Products business	(147)	(1,160)
Gain on contract settlements associated with the Technical Services business	—	757

Net gain (loss) on disposition of discontinued operations before income taxes	123	(332)
Provision (benefit) for income taxes	46	(134)

Gain (loss) on dispositions of discontinued operations, net of income taxes	$77	$(198)

Summary operating results of the discontinued operations of our Electroformed Products, Ultraviolet Lighting and Computer-To-Plate businesses for the periods prior to disposition were as follows:

	Three Months Ended
	April 3, 2005	March 28, 2004
Sales	$—	$1,088
Costs and expenses	—	2,321

Operating loss from discontinued operations	—	(1,233)
Other expense	—	4

Loss from discontinued operations before income taxes	—	(1,229)
Benefit from income taxes	—	(441)

Loss from discontinued operations, net of income taxes	$—	$(788)

Contingencies

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $3.8 million as of April 3, 2005, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a potentially responsible party, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations or cash flows. While it is possible that a material loss exceeding the amounts recorded may be incurred, we do not expect the potential exposure to be materially different from the amounts we recorded.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham PLC, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-

Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The six count complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. On May 28, 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. Enzo served its new complaint on July 16, 2003, and we subsequently filed an answer denying the substantive allegations and including a counterclaim alleging that Enzo’s patents are invalid.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against one of our subsidiaries alleging that our ViewLux™ and certain of our Image FlashPlates™ infringe three of Amersham’s patents related to high-throughput screening. On August 18, 2004, Amersham Plc filed a complaint against two of our United Kingdom based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the same products infringe Amersham’s European (United Kingdom) patent granted in August 2004. Amersham seeks injunctive and monetary relief in both cases. We subsequently filed answers in both cases denying the substantive allegations and including affirmative defenses and counterclaims. On October 29, 2003, we filed a complaint, which was subsequently amended, against Amersham Biosciences Corp. in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of our patents related to high-throughput screening. We seek injunctive and monetary relief. Amersham subsequently filed an answer denying the substantive allegations and including affirmative defenses and counterclaims.

We and certain of our officers have been named as defendants in a class action lawsuit filed in July 2002, and we and certain of our officers and directors have been named as defendants in purported derivative lawsuits filed in June and July 2004. The plaintiffs in both the class action and the derivative suits have alleged, among other things, various statements made by us and our management, during the same time period, were misleading with respect to our prospects and future operating results. We believe we have meritorious defenses to these lawsuits and are contesting the actions vigorously. We are currently unable, however, to reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters. Further information with respect to these lawsuits is contained in Part II, Item 1. Legal Proceedings of this quarterly report.

We are under regular examination by the Internal Revenue Service and other tax authorities in the United States and other countries, such as Canada, Finland, and the United Kingdom, and states in which we have significant business operations, such as California and New York. The tax years under examination vary by jurisdiction; for example, the IRS is currently examining our tax returns for fiscal 1999 through 2002. Assuming current progress continues at its present pace, we expect the IRS examination to be completed in fiscal 2005. We regularly assess the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. Tax reserves have been established, which we believe to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available and when an event occurs requiring a change to the reserves. The resolution of tax matters will not have a material effect on our consolidated financial condition, although such settlement could have a material impact on our effective tax rate and consolidated statement of income for a particular future period.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

Sales for the first quarter of 2005 were $264.8 million, versus $249.2 million for the first quarter of 2004, an increase of $15.6 million, or 6%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $5.7 million in the first quarter of 2005, as compared to the first quarter of 2004. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the first quarter of 2005, as compared to the first quarter of 2004, and includes the effect of foreign exchange rate fluctuations. Our OneSource™ laboratory service sales increased by $5.3 million, sales to chemical analysis customers increased $4.4 million, sales to biopharmaceutical customers increased $2.9 million and sales to genetic screening customers increased $3.0 million. Sales by type of product included increases in sales of instruments of $6.7 million, service of $5.3 million and consumables of $3.6 million.

Operating profit for the first quarter of 2005 was $22.0 million, versus $16.0 million for the first quarter of 2004, an increase of $6.0 million. The increase in operating profit in the first quarter of 2005 as compared to the first quarter of 2004 was primarily the result of increased sales volume, productivity improvements and savings from site closures. Amortization of intangible assets was $6.6 million for both the first quarter of 2005 and the first quarter of 2004.

Optoelectronics

Sales for the first quarter of 2005 were $96.8 million, versus $85.9 million for the first quarter of 2004, an increase of $10.9 million, or 13%. Changes in foreign exchange rates increased sales by approximately $0.9 million in the first quarter of 2005, as compared to the first quarter of 2004. The acquisition of Elcos increased sales by approximately $2.5 million in the first quarter of 2005, as compared to the first quarter of 2004. The following analysis in the remainder of this paragraph compares selected sales by product type for the first quarter of 2005, as compared to the first quarter of 2004, and includes the effect of foreign exchange fluctuations. Sales of digital imaging products increased by $5.1 million, sales within our specialty lighting product line increased $3.7 million, and sales within our sensors product line increased $2.3 million, offset by other sales decreases of $0.2 million.

Operating profit for the first quarter of 2005 was $12.8 million, versus $10.7 million for the first quarter of 2004, an increase of $2.1 million. The increase in operating profit in the first quarter of 2005, as compared to the first quarter of 2004, was primarily the result of increased sales volume, which increased operating profit by $4.8 million, and net productivity improvements of $1.2 million offset in part by pricing reductions totaling $2.0 million and increased investments in research & development totaling $1.5 million. Amortization of intangible assets was $0.5 million for the first quarter of 2005 and $0.3 million for the first quarter of 2004. The first quarter of 2005 also included a $0.2 million charge for in-process research and development related to the Elcos acquisition.

Fluid Sciences

Sales for the first quarter of 2005 were $54.7 million, versus $57.5 million for the first quarter of 2004, a decrease of $2.8 million, or 5%. The following analysis in the remainder of this paragraph compares sales by product line for the first quarter of 2005, as compared to the first quarter of 2004, and includes the effects of changes in foreign exchange rates. A $2.5 million increase in our aerospace business was more than offset by a $5.3 million decrease in our semiconductor, fluid testing and energy technology businesses.

Operating profit for the first quarter of 2005 was $6.8 million, versus $8.3 million for the first quarter of 2004, a decrease of $1.5 million. The decrease in operating profit in the first quarter of 2005, as compared to the first quarter of 2004, was primarily the result of decreased sales volume resulting in less leveraging of fixed costs. Amortization of intangible assets was $0.2 million for both the first quarter of 2005 and the first quarter of 2004.

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

Cash Flows

Operating Activities. Net cash generated by continuing operations operating activities was $13.4 million in the first quarter of 2005, compared to $25.0 million for the first quarter of 2004. Contributing to the generation of cash from operating activities during the first quarter of 2005 was net income from continuing operations of $19.8 million and depreciation and amortization of $19.2 million. These amounts were offset in part by a net increase in working capital accounts of $11.0 million. Contributing to the net increase in working capital in the first quarter of 2005 were an increase in inventory of $8.1 million and an increase in accounts receivable of $3.5 million, offset in part by a $0.6 million increase in accounts payable. There was no incremental use of our accounts receivable securitization facility during the first quarter of 2005, which totaled $45.0 million at both April 3, 2005 and January 2, 2005. Net cash used for changes in accrued expenses, restructuring, other assets and liabilities and other items totaled $14.6 million during the first quarter of 2005, and primarily relates to timing of salary and benefit related payments.

Investing Activities. Investing activities used $17.5 million of cash in the first quarter of 2005, compared to $1.2 million of cash used in the first quarter of 2004. Included in the first quarter of 2005 were $13.1 million of net cash used for the purchase of Elcos AG, and capital expenditures of $4.9 million, mainly in the areas of tooling and productivity improvements. We also derived $0.3 million from proceeds from the sale of a building in the first quarter of 2005, and $0.2 million from the sale of a business. In 2005, our current plans anticipate incurring a total of approximately $20.0 to $30.0 million in capital expenditures.

Financing Activities. In the first quarter of 2005, we used $6.8 million of net cash in financing activities, compared to $50.7 million of cash used in the first quarter of 2004. Debt reductions during the first quarter of 2005 totaled $0.2 million, whereas reductions in the first quarter of 2004 totaled $45.5 million. Prior year debt repayments were primarily comprised of a $45.0 million use of cash to repay a portion of our term loan. In the first quarter of 2005, we paid $9.0 million in dividends and received $2.6 million in net cash proceeds from the exercise of employee stock options. In April 2005, we repaid an additional $20.0 million of our term loan.

Borrowing Arrangements

Senior Secured Credit Facility. In December 2002, we entered into a senior credit facility. This facility is comprised of a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. At April 3, 2005 we had $70 million outstanding under our term loan. We had no outstanding principal balance under our revolving credit facility at April 3, 2005 or at any other time during the first quarter of 2005. This senior credit facility is secured primarily by a substantial portion of our and our subsidiaries’ domestic assets.

Interest rates under the senior credit facility applicable to the term loan and to the revolving credit facility are determined as a margin over either the Eurodollar rate or the base rate and are reset on a one month, three month or six month basis at our option. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The applicable margin as of April 3, 2005 for the term loan was 200 basis points for the Eurodollar rate and 100 basis points for the base rate. We may allocate all or a portion of our indebtedness under the senior credit facility to interest based upon the margin over the Eurodollar rate or the base rate. At April 3, 2005, the Eurodollar rate was 272 basis points and the base rate was 550 basis points, resulting in a Eurodollar interest rate on the credit facility of 472 basis points and a base rate on the credit facility of 650 basis points.

The term loan is repayable in mandatory nominal quarterly installments of .25% of the outstanding balance until December 2007, and thereafter in four equal quarterly installments of 25% of the then outstanding balance until December 2008. Additionally, annual payments of 50% of excess cash flow as defined in the credit agreement are payable six months following the end of each fiscal year. We are not required to make any such payment of excess cash flow in 2005. The revolving credit facility is available to us through December 2007 for our working capital needs. At no point during the three months ended April 3, 2005 did we have any outstanding principal balance under the revolving credit facility.

Our senior credit facility contains covenants that require us to maintain specific financial ratios, including:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio,

•	a maximum senior leverage ratio, and

•	a maximum total leverage ratio.

As of April 3, 2005, and at all other times during the first quarter of 2005, we were in compliance with all applicable covenants.

8 7/8% Notes. In December 2002, we issued and sold ten-year senior subordinated notes at a rate of 8 7/8% with a face value of $300.0 million. We received $297.5 million in gross proceeds from the issuance. We recorded deferred issuance costs of $7.0 million as a non-current asset. The debt, which matures in January 2013, is unsecured but is guaranteed by substantially all of our domestic subsidiaries. Interest on our 8 7/8% Notes is payable semi-annually on January 15 and July 15. Interest payments began on July 15, 2003. In January 2004, we swapped the fixed rate on $100.0 million of these notes to a floating rate using swap instruments which reset semi-annually in arrears based upon six-month USD LIBOR plus a spread of 427 basis points. In January 2005, we swapped an additional $100.0 million of these notes from fixed to floating rate at similar terms to the January 2004 swaps, however, the variable rate is based upon six-month USD LIBOR plus a spread of 412 basis points. Accordingly, we now pay the applicable six month USD LIBOR rate, plus the applicable spread, on $200.0 million of our obligations represented by these notes. The swap instruments reduced the annualized interest rate on the 8 7/8% Notes by approximately 80 basis points during the three months ended April 3, 2005.

If a change of control occurs, each holder of 8 7/8% Notes may require us to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued interest. Before January 15, 2006, we may redeem up to 35% of the aggregate principal amount of our 8 7/8% Notes with the net proceeds of specified public equity offerings at 108.875% of the principal amount of the notes, plus accrued interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem some or all of our 8 7/8% Notes at any time on or after January 15, 2008, at a redemption price of 104.438%. The redemption price decreases to 102.958% on January 15, 2009, to 101.479% on January 15, 2010 and to 100% on January 15, 2011. The 8 7/8% Notes are subordinated to our senior credit facility. Our 8 7/8% Notes contain financial and other covenants. Most of these covenants terminate if the notes obtain an investment grade rating by Standard & Poor’s Rating Services and Moody’s Investors Service. At April 3, 2005, we were in compliance with all applicable covenants. We may from time to time repurchase outstanding 8 7/8% Notes through open market purchases, privately negotiated transactions or otherwise.

6.8% Notes. In December 2002, we initiated a tender offer for all of our outstanding 6.8% notes. We completed the tender offer and repurchased all but $4.7 million of these notes as of December 26, 2002. We may from time to time repurchase outstanding 6.8% notes through open market purchases, privately negotiated transactions or otherwise. These notes are due to be paid in the fourth quarter of 2005.

Off-Balance Sheet Arrangements

Receivables Securitization Facility

In December 2001, we established a wholly owned consolidated subsidiary to purchase, on a revolving basis, certain of our accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. In September 2003, we amended the facility to increase total funding capacity from $50.0 million to $65.0 million to expand our sources of liquidity. Amounts funded under this facility were $45.0 million at April 3, 2005 and $45.0 million at January 2, 2005. As of April 3, 2005, we had approximately $20.0 million of un-drawn capacity available under the facility. The facility had an effective interest rate of approximately LIBOR plus 80 basis points as of April 3, 2005. The facility includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At April 3, 2005, we had a senior unsecured credit rating of BB+ with a stable outlook from Standard & Poor’s Rating Services, and of Ba2 with a stable outlook from Moody’s Investors Service. In January 2005, we entered into an agreement to extend the term of our accounts receivable securitization facility to January 27, 2006.

Dividends

Our Board of Directors declared regular quarterly cash dividends of seven cents per share in the first quarter of 2005 and in each quarter of 2004. Our senior credit facility and the indenture governing our outstanding 8 7/8% Notes contain restrictions that may limit our ability to pay our regular quarterly cash dividend in the future.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, allowances for doubtful accounts, inventory valuation, value of long-lived assets, including intangibles, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the fiscal year ended January 2, 2005.

Forward-Looking Information and Factors Affecting Future Performance

The following important factors affect our business and operations generally or affect multiple segments of our business and operations:

Economic, political and other risks associated with foreign operations could adversely affect our international sales.

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented more than 50% of our total sales in both the fiscal year ended January 2, 2005 and the first quarter of 2005. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

As of April 3, 2005, we had approximately $374.4 million in outstanding indebtedness, of which $9.7 million was classified as short-term and $364.7 was classified as long-term. The principal balance related to $300.0 million of this long-term debt is due in 2013, and the principal balance related to the remaining $64.7 million of our long-term debt is due in 2008.

We have $100.0 million in additional borrowing capacity available to us under our revolving credit facility and $20.0 million under our receivable securitization program.

Approximately $70.0 million of our indebtedness bears interest at floating rates pursuant to the terms of the original agreements. However, after giving effect to the interest rate swaps entered into in January 2004 and January 2005, approximately $270.0 million of our indebtedness now bears interest at floating rates. As a result, our interest payment obligations on this indebtedness will increase if interest rates increase, however, this would be at least partially offset by an increase in interest income on our cash and cash equivalents.

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

Our senior credit facility and the indenture relating to our 8 7/8% Notes contain, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company, including restrictions on our ability and the ability of our subsidiaries to:

•	pay dividends on, redeem or repurchase our capital stock,

•	sell assets,

•	in the case of our restricted subsidiaries, incur obligations that restrict their ability to make dividend or other payments to us,

•	in the case of our restricted subsidiaries, guarantee or secure indebtedness,

•	enter into transactions with affiliates,

•	create unrestricted subsidiaries, and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

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

Our operating results could be harmed by cyclical downturns affecting several of the industries into which we sell our products.

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

Some of the products produced by our Life and Analytical Sciences business unit are subject to regulation by the United States Food and Drug Administration and similar international agencies. In addition, some of the activities of our Fluid Sciences business unit are subject to regulation by the United States Federal Aviation Administration. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales, resales and distribution. If we fail to comply with those regulations or those of similar international agencies, we may have to recall products and cease their manufacture and distribution. We had to do this on a temporary basis in 2004 in response to an FDA action at one of our Life and Analytical Sciences locations until we were able to address the matter by implementing additional testing and labeling conditions on the relevant product. In addition, we could be subject to fines or criminal prosecution.

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

We may incur significant expense in any legal proceedings to protect our proprietary rights or to defend infringement claims by third parties. In addition, claims of third parties against us, such as the pending actions by Enzo Biochem, Inc. and Enzo Life Sciences, Inc., and by Amersham Biosciences Corp. and Amersham Plc, could result in awards of substantial damages or court orders that could effectively prevent us from manufacturing, using, importing or selling our products in the United States or abroad.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of April 3, 2005, our total assets included $1.5 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test these items on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned.

Adverse changes in our business or the failure to grow our Life and Analytical Sciences business may result in impairment of our intangible assets which could adversely affect our results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to market risks, relating to both currency exchange rates and interest rates. On occasion, in order to manage the volatility relating to these exposures, we may enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure supplements the disclosure provided under the heading, “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” in our annual report on Form 10-K for the fiscal year ended January 2, 2005.

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

Foreign Currency Risk — Value-at-Risk Disclosure — We continue to measure foreign currency risk using the Value-at Risk model described in our annual report on Form 10-K for the fiscal year ended January 2, 2005. These measures continue to approximate our risks.

Interest Rate Risk. Our debt portfolio includes both fixed rate and variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows (as they relate to interest) and our earnings. In January 2004, we entered into interest rate swap agreements that effectively converted the fixed interest rate on $100.0 million of our 8 7/8% Notes to a variable interest rate which is reset semi-annually in arrears based upon six-month USD LIBOR plus 427 basis points. In January 2005, we swapped an additional $100.0 million of these notes from fixed rate to floating rate at similar terms to the January 2004 swaps, however, the variable interest rate is based upon six-month USD LIBOR plus 412 basis points. Accordingly, we now pay the applicable six month USD LIBOR rate, plus the applicable spread, on $200.0 million of our obligations represented by these notes. The swaps have the economic effect of modifying the interest obligations associated with these notes so that the interest payable on the notes effectively becomes variable. These swaps have been designated as fair value hedges. These swaps will be marked to market in our consolidated financial statements so that fair value movements in these swaps will be offset by the fair value movement in the debt.

Interest Rate Risk — Sensitivity — Our annual report on Form 10-K for the fiscal year ended January 2, 2005 presents sensitivity measures for our interest rate risk. We refer to the annual report on Form 10-K for the fiscal year ended January 2, 2005 for our sensitivity disclosure.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of April 3, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 3, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner that is unfavorable to us. In addition:

In papers dated July 1, 2002, Kevin Hatch filed a purported class action lawsuit in the United States District Court for the District of Massachusetts, Civil Action No. 02-11314 GAO, against PerkinElmer, Inc. and certain of our senior officers, on behalf of himself and purchasers of our common stock between July 15, 2001 and April 11, 2002. The lawsuit seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934, alleging various statements made during the putative class period by PerkinElmer and its management were misleading with respect to our prospects and future operating results. At least eleven virtually identical lawsuits subsequently have been filed in the United States District Court for the District of Massachusetts against PerkinElmer. The Court granted the plaintiffs’ motion to consolidate these matters, and on January 13, 2003, the plaintiffs filed an amended complaint. On February 25, 2003, we and the other defendants filed a motion to dismiss the lawsuit. The motion was opposed by the plaintiffs, and oral arguments concerning the motion took place on May 5, 2003. On September 30, 2003, the Court issued a memorandum and order denying the motion to dismiss. On October 10, 2003, we and the other defendants filed a motion for reconsideration or, in the alternative, for an order allowing immediate appeal of several issues of law to the appellate court. On October 23, 2003, the plaintiffs filed an opposition to the motion for reconsideration. Our and the other defendants’ answers to the amended complaint were filed on November 6, 2003. On September 7, 2004, the Court issued a memorandum and order denying the defendants’ motion for reconsideration or, in the alternative, for an order allowing immediate appeal of several issues of law to the appellate court. On April 13, 2005, the plaintiffs filed an unopposed motion for a scheduling conference.

In papers dated June 28, 2004, David Jaroslawicz filed a purported derivative action in the United States District Court for the District of Massachusetts against certain of our senior officers and four of our directors, and nominal defendant PerkinElmer seeking unspecified damages and purporting to make claims of breach of fiduciary duty, gross negligence, breach of contract, breach of duty of loyalty and unjust enrichment. At least one virtually identical derivative action was subsequently filed in the United States District Court for the District of Massachusetts. On August 24, 2004, the plaintiffs filed a motion to consolidate the cases. The derivative complaints contain allegations similar to those included in the Hatch matter described above, in addition to claims that certain defendants engaged in insider trading and that members of our audit committee breached their duties to us by failing to establish and maintain an adequate system of internal controls to assure that proper revenue recognition practices were being followed. On January 28, 2005, the parties to the derivative actions filed a joint stipulation and proposed pretrial order, agreeing to consolidate the cases and proposing a schedule for filing a consolidated derivative complaint and responsive pleadings. On March 28, 2005, the Court consolidated the cases and ordered the plaintiffs to file and serve a consolidated complaint on or before May 31, 2005.

We intend to defend ourselves vigorously in all of the above matters. We are currently unable, however, to determine whether resolution of any or all of these matters will have a material adverse impact on our financial position or consolidated results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended April 3, 2005. The following matters were submitted to a vote of the stockholders at our 2005 annual meeting of stockholders held on April 26, 2005: (1) a proposal to elect the nine nominees for director named below for terms of one year each; (2) a proposal to ratify the selection of Deloitte & Touche LLP as our independent auditors for the current fiscal year; and (3) a proposal to approve the PerkinElmer, Inc. 2005 Incentive Plan. The number of shares of common stock outstanding and eligible to vote as of the record date of February 28, 2005 was 129,516,888. Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining, and if applicable the number of broker non-votes, for the other matters submitted to a vote of the stockholders at the meeting.

Proposal # 1 — To elect the following nominees as our directors for terms of one year each:

	For	Witheld
Erickson, T.J.	101,284,607	9,127,461
Lopardo, N.A.	101,321,395	9,090,673
Michas, A.P.	101,193,539	9,218,529
Mullen, J.C.	101,330,351	9,081,717
Sato, V.L.	101,878,903	8,533,165
Schmergel, G.	101,305,352	9,106,716
Sicchitano, K.J.	101,300,463	9,111,605
Summe, G.L.	101,793,147	8,618,921
Tod, G.R.	101,317,739	9,094,329

Proposal # 2 — To ratify the selection of Deloitte & Touche LLP as our independent auditors for the current fiscal year.

For	Against	Abstain
107,819,715	1,900,926	691,427

Proposal #3 — A proposal to approve the PerkinElmer, Inc. 2005 Incentive Plan.

For	Against	Abstaining	Broker Non-Votes
75,842,876	17,136,588	1,387,008	16,045,596

Item 6.	Exhibits

10.1	Employment Agreement between PerkinElmer, Inc. and Katherine A. O’Hara dated March 29, 2005.

10.2	Form of Stock Option Grant given by PerkinElmer, Inc. to its executive officers for use under the 2001 Incentive Plan and the 2005 Incentive Plan, which is substantially the same for all executive officers except that in the event of termination of employment for reasons other than retirement, death or total disability, Mr. Summe has until the earlier of the option expiration date or twelve months, rather than three months, to exercise his vested options.

10.3	Form of Restricted Stock Agreement between PerkinElmer, Inc. and its executive officers for use under the 2001 Incentive Plan and the 2005 Incentive Plan, which is substantially the same for all executive officers except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than cause.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ ROBERT F. FRIEL
Robert F. Friel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 13, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Name
10.1	Employment Agreement between PerkinElmer, Inc. and Katherine A. O’Hara dated March 29, 2005.

10.2	Form of Stock Option Grant given by PerkinElmer, Inc. to its executive officers for use under the 2001 Incentive Plan and the 2005 Incentive Plan, which is substantially the same for all executive officers except that in the event of termination of employment for reasons other than retirement, death or total disability, Mr. Summe has until the earlier of the option expiration date or twelve months, rather than three months, to exercise his vested options.

10.3	Form of Restricted Stock Agreement between PerkinElmer, Inc. and its executive officers for use under the 2001 Incentive Plan and the 2005 Incentive Plan, which is substantially the same for all executive officers except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than cause.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.