Form 10-Q
period 2005-07-03
PERKINELMER INC
filed 2005-08-12
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

Number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at August 8, 2005
Common Stock, $1 par value per share	130,253,974

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands except per share data)		(In thousands except per share data)
Sales	$425,546	$412,080	$841,433	$804,346
Cost of sales	254,571	245,506	501,156	484,961
Research and development expenses	22,900	21,539	46,479	41,417
Selling, general and administrative expenses	97,673	97,214	199,880	192,535
Restructuring charges, net	14,935	—	14,935	—
Amortization of intangible assets	7,400	7,077	14,732	14,178
In-process research and development charge	—	—	194	—
Losses (gains) on dispositions, net	397	—	397	(363)

Operating income from continuing operations	27,670	40,744	63,660	71,618
Interest expense, net	7,475	8,917	15,259	18,207
Extinguishment of debt	6,210	366	6,210	1,532
(Gains) losses on dispositions of investments and other, net	(5,794)	578	(5,300)	(342)

Interest and other expense, net	7,891	9,861	16,169	19,397

Income from continuing operations before income taxes	19,779	30,883	47,491	52,221
(Benefit from) provision for income taxes	(14,330)	8,704	(6,762)	14,832

Income from continuing operations	34,109	22,179	54,253	37,389
Loss from discontinued operations, net of income taxes	(409)	(1,344)	(801)	(3,085)
Loss on disposition of discontinued operations, net of income taxes	(4,802)	—	(4,725)	(198)

Net income	$28,898	$20,835	$48,727	$34,106

Basic earnings (loss) per share:
Continuing operations	$0.26	$0.17	$0.42	$0.29
Loss from discontinued operations, net of income tax	—	(0.01)	(0.01)	(0.02)
Loss on disposition of discontinued operations, net of income tax	(0.04)	—	(0.04)	—

Net income	$0.22	$0.16	$0.38	$0.27

Diluted earnings (loss) per share:
Continuing operations	$0.26	$0.17	$0.41	$0.29
Loss from discontinued operations, net of income tax	—	(0.01)	(0.01)	(0.02)
Loss on disposition of discontinued operations, net of income tax	(0.04)	—	(0.04)	—

Net income	$0.22	$0.16	$0.37	$0.26

Weighted average shares of common stock outstanding:
Basic	129,034	127,121	128,931	126,903
Diluted	130,718	129,362	130,887	129,148
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 3, 2005	January 2, 2005
	(In thousands except share and per share data)
Current assets:
Cash and cash equivalents	$158,733	$197,513
Accounts receivable, net	269,216	286,927
Inventories	192,919	192,518
Other current assets	74,623	68,874
Current assets of discontinued operations	552	1,798

Total current assets	696,043	747,630

Property, plant and equipment:
At cost	619,092	628,793
Accumulated depreciation	(403,611)	(393,726)

Net property, plant and equipment	215,481	235,067
Marketable securities and investments	9,220	10,479
Intangible assets, net	411,120	397,445
Goodwill	1,058,715	1,073,869
Other assets	101,847	110,016
Long-term assets of discontinued operations	—	1,001

Total assets	$2,492,426	$2,575,507

Current liabilities:
Short-term debt	$5,887	$9,714
Accounts payable	145,372	145,859
Accrued restructuring costs and integration costs	14,538	3,045
Accrued expenses	300,071	286,313
Current liabilities of discontinued operations	4,570	1,036

Total current liabilities	470,438	445,967

Long-term debt	268,334	364,874
Long-term liabilities	295,953	304,581

Total liabilities	1,034,725	1,115,422

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value per share, authorized 300,000,000 shares; issued and outstanding 129,924,000 and 129,059,000 at July 3, 2005 and January 2, 2005, respectively	129,924	129,059
Capital in excess of par value	557,041	545,000
Unearned compensation	(7,651)	(4,202)
Retained earnings	763,495	732,878
Accumulated other comprehensive income	14,892	57,350

Total stockholders’ equity	1,457,701	1,460,085

Total liabilities and stockholders’ equity	$2,492,426	$2,575,507

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 3, 2005	June 27, 2004
	(In thousands)
Operating activities:
Net income	$48,727	$34,106
Add loss from discontinued operations, net of income taxes	801	3,085
Add loss on disposition of discontinued operations, net of income taxes	4,725	198

Net income from continuing operations	54,253	37,389
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	5,481	5,095
Amortization of debt discount and issuance costs	3,721	3,561
Depreciation and amortization	37,983	38,088
In-process research and development	194	—
Losses (gains) on dispositions and sales of investments, net	397	(363)
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable	4,435	10,876
Inventories	(4,750)	(1,910)
Accounts payable	2,177	(24,436)
Accrued restructuring costs	11,493	(2,903)
Accrued expenses and other	(15,112)	18,837

Net cash provided by operating activities from continuing operations	100,272	84,234
Net cash provided (used) by operating activities from discontinued operations	38	(1,151)

Net cash provided by operating activities	100,310	83,083
Investing activities:
Capital expenditures	(11,944)	(8,260)
Proceeds from dispositions of property, plant and equipment, net	6,258	2,056
Proceeds from disposition or settlement of businesses, net	6,556	—
(Cash used) proceeds received for acquisitions, net of cash acquired	(13,138)	2,765

Net cash used in continuing operations investing activities	(12,268)	(3,439)
Net cash provided by discontinued operations investing activities	395	306

Net cash used in investing activities	(11,873)	(3,133)
Financing activities:
Prepayment of senior subordinated debt	(34,125)	—
Prepayment of term loan debt	(70,000)	(60,000)
Decrease in other credit facilities	(950)	(456)
Proceeds from issuance of common stock	3,976	5,361
Dividends paid	(18,110)	(17,846)

Net cash used in financing activities	(119,209)	(72,941)

Effect of exchange rate changes on cash and cash equivalents	(8,008)	(1,780)

Net (decrease) increase in cash and cash equivalents	(38,780)	5,229
Cash and cash equivalents at beginning of period	197,513	191,499

Cash and cash equivalents at end of period	$158,733	$196,728

The accompanying unaudited notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005, filed with the SEC (the “2004 Form 10-K”). The balance sheet amounts at January 2, 2005 in this report were derived from the Company’s audited 2004 financial statements included in the 2004 Form 10-K. Certain prior period amounts related to discontinued operations have been reclassified to conform to the current-year financial statement presentation. The financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the six months ended July 3, 2005 and June 27, 2004 are not necessarily indicative of the results for the entire fiscal year.

In June 2005, the Company approved a plan to shut down its Fiber Optics Test Equipment business. The Company has accounted for this business as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

(2) Acquisitions

In February 2005, the Company acquired the capital stock of Elcos AG, a leading European designer and manufacturer of custom light emitting diode, or LED, solutions for biomedical and industrial applications. Consideration for the transaction was approximately $15.4 million in cash at the time of closing with deferred cash consideration of approximately $1.4 million due through fiscal 2007. In addition, potential cash earn out payments of up to approximately $8.4 million are expected to be made based on the future performance of the business. The Company has accrued for such payments due to the high likelihood that the payments will be made.

Elcos’ operations are reported within the results of the Company’s Optoelectronics reporting segment. The acquisition was accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, and the Company has accordingly allocated the purchase price of Elcos based upon the fair values of the assets acquired and liabilities assumed. In connection with the fair valuing of the assets acquired and liabilities assumed, management, assisted by valuation consultants, performed an assessment of intangible assets using customary valuation procedures and techniques. Identifiable intangible assets included $0.2 million in acquired in-process research and development for projects that had not yet reached technological feasibility as of the acquisition date and for which no future alternative use existed. These costs were expensed on the date of the acquisition.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the preliminary purchase price and allocation are as follows (in thousands):

Consideration and acquisition costs:
Cash payments	$15,429
Deferred consideration	1,444
Earnout liability	8,403
Transaction costs	402

Total consideration and acquisition costs	$25,678

Allocation of purchase price
Current assets	$5,769
Property, plant and equipment	2,094
Other assets	181
Identifiable intangible assets:
Core and completed technologies	2,836
Customer contracts	2,626
Customer relationships	1,838
Distributor network	880
Supplier network	552
Trade names and other	621
In-process research and development	194
Goodwill	13,666
Deferred taxes on identified intangibles	(3,640)
Liabilities assumed	(1,939)

Total	$25,678

(3) Losses (Gains) on Dispositions, Net

The Company recorded a net loss of $0.4 million in the second quarter of 2005 for the write-off of software. During the six months ended July 3, 2005, the Company recorded a net loss of $0.4 million related to the write-off of software, compared to a net gain of $0.4 million during the six months ended June 27, 2004 related to the sale of a building.

(4) Restructuring Charges

The Company has undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of its business units. Restructuring actions in 2001 and 2002 were recorded in accordance with Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Restructuring actions taken since 2002 were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). In certain instances, specifically when governmental authorities are involved in setting severance levels, SFAS No. 112, Employers’ Accounting for Postemployment Benefits, is applied. The principal actions associated with these plans related to workforce reductions and overhead reductions resulting from reorganization activities, including the closure of certain manufacturing and selling facilities. Details of these plans are discussed more fully in the Company’s 2004 Form 10-K.

For the six-month period ended July 3, 2005, the Company recorded a pre-tax restructuring charge of $6.0 million relating to its Q4 2002 and Integration restructuring plans (each of which is further described below) due to higher than expected costs associated with the closure of facilities, primarily in Europe.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, on June 15, 2005, the Company’s management approved a plan to terminate employees in several locations as the Company shifts resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. The Company completed notifying affected employees on July 1, 2005. As a result of this plan of termination, the Company recorded a pre-tax restructuring charge of $8.9 million during the second quarter of 2005 (the “Q2 2005 Plan”). The principal actions within the Q2 2005 Plan related to a workforce reduction resulting from reorganization activities within the Life and Analytical Sciences, Optoelectronics and Fluid Sciences businesses.

A description of each of the restructuring plans and the activity recorded for the six-month period ended July 3, 2005 is as follows:

Q2 2005 Plan

During the second quarter of 2005, the Company recognized a $5.3 million restructuring charge in the Life and Analytical Sciences business, a $2.9 million restructuring charge in the Optoelectronics business and a $0.7 million restructuring charge in the Fluid Sciences business. The purpose of these restructuring actions was to shift resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. The principal actions in the Q2 2005 Plan comprised headcount reductions resulting from reorganization activities.

The following table summarizes the components of the Q2 2005 Plan activity for the six-month period ended July 3, 2005:

	Headcount	Severance	Abandonment of Excess Facilities	Total
	(In thousands)
Balance at January 2, 2005	—	$—	$—	$—
Provision	257	8,801	140	8,941
Amounts paid	(150)	(1,664)	(140)	(1,804)

Balance at July 3, 2005	107	$7,137	$—	$7,137

The Company expects that all remaining Q2 2005 Plan actions will be completed by the end of the second quarter in 2006.

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

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the Q2 2003 Plan activity for the six-month period ended July 3, 2005:

Severance and Separation
(In thousands)
Balance at January 2, 2005	$202
Amounts paid	—

Balance at July 3, 2005	$202

During 2004, the Company completed all actions under the Q2 2003 Plan, with the exception of a headcount reduction of one person that is expected to be complete by the end of 2005.

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

In the six-month period ended July 3, 2005, the Company recorded an additional provision of $5.3 million for additional costs related to closed facilities due to soft sublease markets, primarily in Europe. The following table summarizes the components of the Q4 2002 Plan for the six-month period ended July 3, 2005:

	Severance	Abandonment of Excess Facilities	Total
	(In thousands)
Balance at January 2, 2005	$463	$507	$970
Provision	—	5,430	5,430
Amounts paid	(432)	(632)	(1,064)

Balance at July 3, 2005	$31	$5,305	$5,336

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

The Company expects to settle the remaining severance liability under the Q4 2002 Plan by the end of 2005. The Company’s current estimates of its lease commitments on unoccupied buildings under the Q4 2002 Plan extend until 2014.

Q4 2001 Plan

During the fourth quarter of 2001, in connection with the integration of Packard BioScience Company (“Packard”), which the Company acquired that quarter, and a restructuring of sales offices in Europe, the

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recorded a restructuring charge of $9.2 million in the Life and Analytical Sciences segment (the “Q4 2001 Plan”). The principal actions in the Q4 2001 Plan included the closing or consolidation of several leased sales and service offices in Europe, as well as costs associated with the closure of a manufacturing facility in Europe, the closure of leased manufacturing facilities in the United States and the disposal of related assets. These actions were designed to streamline the organization and take advantage of the synergies offered by the Packard acquisition as they relate to the legacy Life and Analytical Science segment.

The following table summarizes the components of the Q4 2001 Plan for the six-month period ended July 3, 2005:

Severance
(In thousands)
Balance at January 2, 2005	$1,506
Amounts paid	(259)

Balance at July 3, 2005	$1,247

The remaining liability under the Q4 2001 Plan relates to European severance obligations and is expected to be paid during 2005.

Integration Charges

As discussed in the Company’s 2004 Form 10-K, the Company established integration reserves relating primarily to the acquisition of Packard. In the six-month period ended July 3, 2005, the Company recorded an additional provision of $0.7 million for additional costs related to closed facilities due to soft sublease markets, primarily in Europe. While the initial accounting was contemplated in the original purchase price allocation under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the change in estimate in the second quarter of 2005 was charged directly to restructuring.

The following table summarizes the activity in the reserves for the six-month period ended July 3, 2005:

(In thousands)
Accrued integration costs at January 2, 2005	$367
Provision	564
Amounts paid	(315)

Accrued integration costs at July 3, 2005	$616

The integration activities were completed in 2003 with the exception of payments due on leased facilities exited in 2001. The Company’s current estimates of its lease commitments extend through 2009.

(5) Inventories

Inventories consisted of the following:

	July 3, 2005	January 2, 2005
	(In thousands)
Raw materials	$83,207	$83,240
Work in progress	19,041	17,397
Finished goods	90,671	91,881

Total Inventories	$192,919	$192,518

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Debt

In December 2002, the Company entered into a senior credit facility. This facility is comprised of a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. This senior credit facility is secured primarily by a substantial portion of the Company’s and its subsidiaries’ domestic assets. During the second quarter, the remaining balance of $70 million was repaid under the term loan, eliminating the term loan facility. Accelerated amortization of term loan issuance fees of $1.4 million was recorded as a result of the repayment. There was no outstanding principal balance under the remaining revolving credit facility at July 3, 2005 or at any other time during the second quarter of 2005.

In January 2004, the Company entered into interest rate swap agreements (the “Swaps”) that effectively converted the fixed interest rate on $100.0 million of the Company’s 8 7/8% senior subordinated notes due 2013 (the “8 7/8% Notes”) to a variable interest rate which is reset semi-annually in arrears based upon six-month USD LIBOR plus 427 basis points. In January 2005, the Company swapped an additional $100.0 million of notional value at similar terms, however, the variable interest rate is based upon six-month USD LIBOR plus 412 basis points. Accordingly, the Company now pays the applicable six-month USD LIBOR rate, plus the applicable spread, on $200.0 million of its obligations represented by these notes. The Swaps have the economic effect of modifying the interest obligations associated with these notes so that the interest payable on the 8 7/8% Notes effectively becomes variable. The Swaps reduced the annualized interest rate on the 8 7/8% Notes by approximately 80 basis points during the six months ended July 3, 2005. The Swaps have been designated as fair value hedges and have been marked to market in the Company’s consolidated financial statements. The fair value of the Swaps as of July 3, 2005 was a loss of $0.5 million. The fair value movements in the Swaps have offset the fair value movements in the debt they have been designated to hedge.

During the second quarter of 2005, the Company repurchased a principal amount of $30 million of the 8 7/8% Notes in a privately negotiated transaction. The total cost to the Company was $34.1 million which included a 13.75% premium of $4.1 million. Accelerated amortization of note discounts and issuance fees of $0.7 million was recorded as a result of the repurchase. The face value of the remaining outstanding notes as of July 3, 2005 is $270 million.

(7) Earnings Per Share

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

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands)		(In thousands)
Number of common shares — basic	129,034	127,121	128,931	126,903
Effect of dilutive securities
Stock options and employee stock purchase plan	1,442	1,919	1,702	1,923
Restricted stock	242	322	254	322

Number of common shares — diluted	130,718	129,362	130,887	129,148

Number of potentially dilutive securities excluded from calculation due to antidilution	9,891	5,955	8,354	6,352

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands)		(In thousands)
Net income	$28,898	$20,835	$48,727	$34,106
Other comprehensive income (loss):
Foreign currency translation adjustments	(28,963)	(5,420)	(42,313)	(8,234)
Unrealized gains (losses) on securities, net of tax	16	(186)	(145)	(308)

	(28,947)	(5,606)	(42,458)	(8,542)

Comprehensive income	$(49)	$15,229	$6,269	$25,564

The components of accumulated other comprehensive income were as follows:

	July 3, 2005	January 2, 2005
	(In thousands)
Foreign currency translation adjustments	$39,945	$82,258
Minimum pension liability	(25,025)	(25,025)
Unrealized (losses) gains on securities	(28)	117

Accumulated other comprehensive income	$14,892	$57,350

(9) Industry Segment Information

The accounting policies of the Company’s reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in the 2004 Form 10-K. The Company evaluates the performance of its operating segments based on operating profit. Intersegment sales and transfers are not significant. The operating segments and their principal products and services are:

•	Life and Analytical Sciences. The Company is a leading provider of drug discovery, genetic screening, and environmental and chemical analysis tools, including instruments, reagents, consumables, and services.

•	Optoelectronics. The Company provides a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

•	Fluid Sciences. The Company provides a variety of precision valves, seals, bellows and pneumatic joints for critical fluid control and containment systems for highly demanding environments such as turbine engines and semiconductor fabrication equipment.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales and operating profit by segment are shown in the table below:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands)		(In thousands)
Life & Analytical Sciences
Sales	$270,777	$257,869	$535,551	$507,116
Operating profit	15,667	22,135	37,625	38,118
Optoelectronics
Sales	98,425	94,147	194,818	179,679
Operating profit	12,318	14,530	25,546	26,154
Fluid Sciences
Sales	56,344	60,064	111,064	117,551
Operating profit	5,761	9,181	12,573	17,490
Other
Sales	—	—	—	—
Operating loss	(6,076)	(5,102)	(12,084)	(10,144)
Continuing Operations
Sales	$425,546	$412,080	$841,433	$804,346
Operating profit	27,670	40,744	63,660	71,618

(10) Discontinued Operations

As part of its continued efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. In June 2005, senior management approved a plan to shut down the Company’s Fiber Optics Test Equipment business. The results of this business were previously reported as part of the Optoelectronics reporting segment. The shut-down of this business resulted in a $5.2 million loss related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value. The loss is recognized in the loss on dispositions in the three and six months ended July 3, 2005.

In September 2004, the Company’s Board of Directors approved a plan to shut down its Computer-To-Plate business. In June 2004, the Company’s Board of Directors approved a plan to shut down its Electroformed Products business and sell its Ultraviolet Lighting business. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144 and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying balance sheets as of July 3, 2005 and January 2, 2005. During the second quarter of 2005, the Electroformed Products business recorded a gain of $0.1 million related to the sale of previously written-off assets. During the six month periods ended July 3, 2005 and June 27, 2004, the Electroformed Products business recorded losses of $0.1 million and $1.2 million, respectively, related to the write-off of certain machinery and equipment. The activity has been included in gain (loss) on dispositions of discontinued operations.

During June 2002, the Company’s Board of Directors approved separate plans to shut down its Telecommunications Component and sell its Entertainment Lighting businesses. During the six month period ended July 3, 2005, the Telecommunications Component business recorded activity related to the sale of previously written-off assets. This activity resulted in a gain of $0.1 million that was recognized in the second

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter of 2005, for a total gain of $0.3 million for the six month period ended July 3, 2005. During the first quarter of 2004, the Entertainment Lighting business recorded activity related to the sale of previously written-off assets of $0.3 million. These amounts have been included in gain (loss) on dispositions of discontinued operations.

During the six month periods ended July 3, 2005 and June 27, 2004, the Company settled various claims under certain long-term contracts with the Company’s former Technical Services business, which was sold in August 1999. The net settlements resulted in gains of $0.4 million and $0.8 million that were recognized in the second quarter of 2005 and the first quarter of 2004, respectively. These amounts have been included in gain (loss) on dispositions of discontinued operations.

The table below summarizes the gains and losses on dispositions of discontinued operations, as discussed above:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands)		(In thousands)
Loss on Fiber Optics Test Equipment business	$(5,151)	$—	$(5,151)	$—
Gain on contract settlements associated with the Technical Services business	400	—	400	757
Gain (loss) on Telecommunications Component business	106	—	346	(184)
Gain (loss) on Electroformed Products business	63	—	(84)	(1,160)
Loss on Entertainment Lighting business	—	—	30	255

Net loss on dispositions of discontinued operations before income taxes	(4,582)	—	(4,459)	(332)
Provision (benefit) for income taxes	220	—	266	(134)

Loss on dispositions of discontinued operations, net of income taxes	$(4,802)	$—	$(4,725)	$(198)

Summary operating results of the discontinued operations of the Electroformed Products, Ultraviolet Lighting, Computer-To-Plate and Fiber Optics Test Equipment businesses for the periods prior to disposition were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands)		(In thousands)
Sales	$298	$2,561	$741	$3,991
Costs and expenses	714	4,371	1,553	7,979

Operating loss from discontinued operations	(416)	(1,810)	(812)	(3,988)
Other income, net	7	95	11	91

Operating loss from discontinued operations before income taxes	(409)	(1,715)	(801)	(3,897)
Benefit for income taxes	—	(371)	—	(812)

Loss from discontinued operations, net of taxes	$(409)	$(1,344)	$(801)	$(3,085)

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Stock-Based Compensation

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25) and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

The Company has issued restricted stock to certain employees that vests over time and has reflected the fair value of these awards as unearned compensation until the restrictions are released and the compensation is earned. In addition, the Company has awarded performance-contingent restricted stock to certain executive officers that vests only upon achievement of specific performance targets within three years. If the performance targets are not achieved within the three-year period, the shares are forfeited. These shares were awarded under the Company’s 2001 Incentive Plan. Under APB No. 25, the compensation expense associated with the fair market value of these awards is variable; that is, the expense is determined based on the then-current stock price at the end of each quarter and is recognized over the period that the performance targets are expected to be achieved.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands, except per share)		(In thousands, except per share)
Net income as reported	$28,898	$20,835	$48,727	$34,106
Add: Stock-based employee compensation expense included in net income, net of related tax effects	693	526	1,136	897
Deduct: Total stock-based employee compensation expense determined under fair market value method for all awards, net of related tax effects	(3,339)	(4,376)	(6,881)	(8,696)

Pro forma net income	$26,252	$16,985	$42,982	$26,307

Earnings per share:
Basic — as reported	$0.22	$0.16	$0.38	$0.27
Basic — pro forma	$0.20	$0.13	$0.33	$0.21
Diluted — as reported	$0.22	$0.16	$0.37	$0.26
Diluted — pro forma	$0.20	$0.13	$0.33	$0.20

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, and supersedes ABP No. 25, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the Company’s first quarter of 2006.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to adopt SFAS No. 123R using the Statement’s modified prospective application method. Adoption of SFAS No. 123R is expected to increase stock compensation expense, and the Company is currently evaluating the impact that the adoption of SFAS No. 123R will have on its financial results.

(12) Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and other Intangible Assets, the Company is required to test goodwill for impairment at the reporting unit level upon initial adoption and at least annually thereafter. As part of the Company’s on-going compliance with SFAS No. 142, the Company, assisted by valuation consultants, completed its annual assessment of goodwill using a measurement date of January 3, 2005. The results of this annual assessment resulted in no impairment charge.

The changes in the carrying amount of goodwill for the period ended July 3, 2005 from January 2, 2005 are as follows:

	Life and Analytical Sciences	Optoelectronics	Fluid Sciences	Consolidated
	(In thousands)
Balance, January 2, 2005	$1,005,224	$37,803	$30,842	$1,073,869
Foreign currency translation	(27,135)	(1,516)	—	(28,651)
Elcos acquisition	—	13,666	—	13,666
Purchasing accounting adjustment	(169)		—	(169)

Balance, July 3, 2005	$977,920	$49,953	$30,842	$1,058,715

Intangible asset balances at July 3, 2005 and January 2, 2005 were as follows:

	July 3, 2005	January 2, 2005
	(In thousands)
Patents	$95,578	$95,779
Less: Accumulated depreciation	(41,675)	(37,390)

Net patents	53,903	58,389

Licenses	68,900	49,439
Less: Accumulated depreciation	(20,399)	(17,809)

Net licenses	48,501	31,630

Core technology	217,383	208,692
Less: Accumulated depreciation	(67,832)	(60,299)

Net core technology	149,551	148,393

Net amortizable intangible assets	251,955	238,412
Non-amortizing intangible assets, primarily trademarks and trade names	159,165	159,033

TOTALS	$411,120	$397,445

During the second quarter of 2005, the Company entered into two revenue sharing program agreements with a major aerospace customer under which the Company will supply component parts for two aircraft engine

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

programs to the customer and will earn revenue on spare-parts sales over the life of the programs. The Company paid participation fees to the customer which have been recorded as licenses in long-lived intangible assets.

(13) Warranty Reserves

The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. A summary of warranty reserve activity for the three and six months ended July 3, 2005 and June 27, 2004 is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands)		(In thousands)
Balance beginning of period	$9,987	$10,036	$10,021	$9,796
Provision	3,362	3,358	6,632	6,637
Charges	(3,463)	(3,349)	(6,688)	(6,382)
Other	(201)	(93)	(280)	(99)

Balance end of period	$9,685	$9,952	$9,685	$9,952

(14) Employee Benefit Plans

Net periodic benefit cost (credit) included the following components for the three and six months ended July 3, 2005 and June 27, 2004:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands)
Service cost	$1,637	$1,647	$34	$35
Interest cost	5,727	5,405	125	128
Expected return on plan assets	(5,636)	(5,553)	(197)	(178)
Net amortization and deferral	1,161	394	(123)	(118)

Net periodic benefit cost (credit)	$2,889	$1,893	$(161)	$(133)

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands)
Service cost	$3,334	$3,050	$68	$69
Interest cost	11,473	10,932	250	256
Expected return on plan assets	(11,311)	(11,153)	(394)	(355)
Net amortization and deferral	2,230	961	(246)	(235)

Net periodic benefit cost (credit)	$5,726	$3,790	$(322)	$(265)

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15) Guarantor Financial Information

The Company has outstanding $270 million in aggregate principal amount of the 8 7/8% Notes. The Company’s payment obligations under the 8 7/8% Notes are guaranteed by some of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). Such guarantee is full and unconditional. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, income statement, balance sheet and statement of cash flow information for the Company (“Parent Company Only”), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

Consolidating Income Statement

Three months ended July 3, 2005

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$68,737	$188,401	$219,021	$(50,613)	$425,546
Cost of sales	53,074	124,721	127,389	(50,613)	254,571
Research and development expenses	1,456	9,390	12,054	—	22,900
Selling, general and administrative expenses	14,167	40,348	43,158	—	97,673
Other operating expense, net	678	7,277	14,777	—	22,732

Operating (loss) income from continuing operations	(638)	6,665	21,643	—	27,670
Other expenses (income) net	13,332	(1,245)	(4,196)	—	7,891

(Loss) income from continuing operations before income taxes	(13,970)	7,910	25,839	—	19,779
(Benefit) provision for income taxes	(23,727)	2,192	7,205	—	(14,330)

Income from continuing operations	9,757	5,718	18,634	—	34,109
Equity earnings (loss) from subsidiaries, net of tax	24,352	18,634	—	(42,986)	—

Income (loss) from continuing operations	34,109	24,352	18,634	(42,986)	34,109
Loss from discontinued operations, net of income taxes	(5,211)	—	—	—	(5,211)

Net income (loss)	$28,898	$24,352	$18,634	$(42,986)	$28,898

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Income Statement

Six months ended July 3, 2005

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$136,947	$370,360	$435,118	$(100,992)	$841,433
Cost of sales	104,089	244,643	253,416	(100,992)	501,156
Research and development expenses	2,882	21,627	21,970	—	46,479
Selling, general and administrative expenses	31,929	79,175	88,776	—	199,880
Other operating expense, net	678	13,696	15,884	—	30,258

Operating (loss) income from continuing operations	(2,631)	11,219	55,072	—	63,660
Other expenses (income) net	23,395	(2,099)	(5,127)	—	16,169

(Loss) income from continuing operations before income taxes	(26,026)	13,318	60,199	—	47,491
(Benefit) provision for income taxes	(27,020)	3,669	16,589	—	(6,762)

Income from continuing operations	994	9,649	43,610	—	54,253
Equity earnings (loss) from subsidiaries, net of tax	53,259	43,610	—	(96,869)	—

Income (loss) from continuing operations	54,253	53,259	43,610	(96,869)	54,253
Loss from discontinued operations, net of income taxes	(5,526)	—	—	—	(5,526)

Net income (loss)	$48,727	$53,259	$43,610	$(96,869)	$48,727

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Income Statement

Three months ended June 27, 2004

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$69,884	$185,145	$200,611	$(43,560)	$412,080
Cost of sales	52,680	121,532	114,854	(43,560)	245,506
Research and development expenses	614	12,099	8,826	—	21,539
Selling, general and administrative expenses	15,473	40,621	41,120	—	97,214
Other operating expense (income), net	1,146	6,399	(468)	—	7,077

Operating (loss) income from continuing operations	(29)	4,494	36,279	—	40,744
Other expenses (income) net	10,003	(240)	98	—	9,861

(Loss) income from continuing operations before income taxes	(10,032)	4,734	36,181	—	30,883
(Benefit) provision for income taxes	(2,829)	1,356	10,177	—	8,704

(Loss) Income from continuing operations	(7,203)	3,378	26,004		22,179
Equity earnings (loss) from subsidiaries, net of tax	29,382	26,004	—	(55,386)	—

Income (loss) from continuing operations	22,179	29,382	26,004	(55,386)	22,179
Loss from discontinued operations, net of income taxes	(1,344)	—	—	—	(1,344)

Net income (loss)	$20,835	$29,382	$26,004	$(55,386)	$20,835

Consolidating Income Statement

Six months ended June 27, 2004

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$137,021	$355,156	$398,693	$(86,524)	$804,346
Cost of sales	104,184	238,638	228,663	(86,524)	484,961
Research and development expenses	1,224	23,428	16,765	—	41,417
Selling, general and administrative expenses	27,674	80,432	84,429	—	192,535
Other operating expense, net	891	11,796	1,128	—	13,815

Operating income from continuing operations	3,048	862	67,708	—	71,618
Other expenses (income) net	19,658	(459)	198	—	19,397

(Loss) income from continuing operations before income taxes	(16,610)	1,321	67,510	—	52,221
(Benefit) provision for income taxes	(4,718)	376	19,174	—	14,832

(Loss) Income from continuing operations	(11,892)	945	48,336	—	37,389
Equity earnings (loss) from subsidiaries, net of tax	49,281	48,336	—	(97,617)	—

Income (loss) from continuing operations	37,389	49,281	48,336	(97,617)	37,389
Loss from discontinued operations, net of income taxes	(3,283)	—	—	—	(3,283)

Net income (loss)	$34,106	$49,281	$48,336	$(97,617)	$34,106

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

July 3, 2005

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$29,627	$—	$129,106	$—	$158,733
Accounts receivable, net	34,449	40,678	194,089	—	269,216
Inventories	23,971	77,600	91,348	—	192,919
Other current assets	29,244	16,959	28,420	—	74,623
Current assets of discontinued operations	552	—	—	—	552

Total current assets	117,843	135,237	442,963	—	696,043

Property, plant and equipment, net	26,641	122,048	66,792	—	215,481
Investments	7,170	1,150	900	—	9,220
Goodwill and intangible assets, net	55,295	1,069,552	344,988	—	1,469,835
Intercompany (payable) receivable, net	(1,358,473)	1,085,091	273,382	—	—
Investment in subsidiary	2,974,662	779,412	—	(3,754,074)	—
Other assets	74,066	10,216	17,565	—	101,847

Total assets	$1,897,204	$3,202,706	$1,146,590	$(3,754,074)	$2,492,426

Current liabilities:
Short-term debt	$4,681	$—	$1,206	$—	$5,887
Accounts payable	21,865	55,772	67,735	—	145,372
Accrued restructuring and integration costs	657	1,377	12,504	—	14,538
Accrued expenses	93,010	87,497	119,564	—	300,071
Current liabilities of discontinued operations	4,570	—	—	—	4,570

Total current liabilities	124,783	144,646	201,009	—	470,438
Long-term debt	268,334	—	—	—	268,334
Long-term liabilities	46,386	83,398	166,169	—	295,953

Total liabilities	439,503	228,044	367,178	—	1,034,725

Total stockholders’ equity	1,457,701	2,974,662	779,412	(3,754,074)	1,457,701

Total liabilities and stockholders’ equity	$1,897,204	$3,202,706	$1,146,590	$(3,754,074)	$2,492,426

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

January 2, 2005

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$19,654	$—	$177,859	$—	$197,513
Accounts receivable, net	30,497	42,957	213,473	—	286,927
Inventories	23,371	75,741	93,406	—	192,518
Other current assets	20,572	14,394	33,908	—	68,874
Current assets of discontinued operations	1,798	—	—	—	1,798

Total current assets	95,892	133,092	518,646	—	747,630

Property, plant and equipment, net	27,463	133,258	74,346	—	235,067
Investments	8,444	1,150	885	—	10,479
Goodwill and intangible assets, net	34,709	1,080,327	356,278	—	1,471,314
Intercompany (payable) receivable, net	(1,213,588)	892,422	321,166	—	—
Investment in subsidiary	2,966,834	932,379	—	(3,899,213)	—
Other assets	80,623	8,974	20,419	—	110,016
Long-term assets of discontinued operations	1,001	—	—	—	1,001

Total assets	$2,001,378	$3,181,602	$1,291,740	$(3,899,213)	$2,575,507

Current liabilities:
Short-term debt	$7,831	$—	$1,883	$—	$9,714
Accounts payable	17,635	58,048	70,176	—	145,859
Accrued restructuring and integration costs	—	593	2,452	—	3,045
Accrued expenses	105,817	71,876	108,620	—	286,313
Current liabilities of discontinued operations	1,036	—	—	—	1,036

Total current liabilities	132,319	130,517	183,131	—	445,967
Long-term debt	364,874	—	—	—	364,874
Long-term liabilities	44,100	84,251	176,230	—	304,581

Total liabilities	541,293	214,768	359,361	—	1,115,422

Total stockholders’ equity	1,460,085	2,966,834	932,379	(3,899,213)	1,460,085

Total liabilities and stockholders’ equity	$2,001,378	$3,181,602	$1,291,740	$(3,899,213)	$2,575,507

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Cash Flow Statement

Six months ended July 3, 2005

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) continuing operations	$130,284	$6,945	$(36,957)	$—	$100,272
Net cash provided by discontinued operations	38	—	—	—	38

Net cash provided by (used in) operating activities	130,322	6,945	(36,957)	—	100,310

Investing Activities
Capital expenditures	(1,888)	(6,945)	(3,111)	—	(11,944)
Proceeds from disposition of property, plant and equipment, net	6,258	—	—	—	6,258
Proceeds from disposition or settlement of business, net	6,556	—	—	—	6,556
Cash used related to acquisitions, net of cash acquired	(13,138)	—	—	—	(13,138)

Net cash used in continuing operations	(2,212)	(6,945)	(3,111)	—	(12,268)
Net cash provided by discontinued operations	395	—	—	—	395

Net cash used in investing activities	(1,817)	(6,945)	(3,111)	—	(11,873)
Financing Activities
Prepayment of senior subordinated debt	(34,125)	—	—	—	(34,125)
Prepayment of term loan debt	(70,000)	—	—	—	(70,000)
Decrease in other credit facilities	(273)	—	(677)	—	(950)
Proceeds from issuance of common stock	3,976	—	—	—	3,976
Cash dividends	(18,110)	—	—	—	(18,110)

Net cash used in financing activities	(118,532)	—	(677)	—	(119,209)

Effect of exchange rate changes on cash and cash equivalents	—	—	(8,008)	—	(8,008)

Net increase (decrease) in cash and cash equivalents	9,973	—	(48,753)	—	(38,780)
Cash and cash equivalents, beginning of period	19,654	—	177,859	—	197,513

Cash and cash equivalents, end of period	$29,627	$—	$129,106	$—	$158,733

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Cash Flow Statement

Six months ended June 27, 2004

(Unaudited)

(In thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by continuing operations	$61,287	$4,253	$18,694	$—	$84,234
Net cash used in discontinued operations	(1,151)	—	—	—	(1,151)

Net cash provided by operating activities	60,136	4,253	18,694	—	83,083

Investing Activities
Capital expenditures	(1,004)	(4,253)	(3,003)	—	(8,260)
Proceeds from disposition of property, plant and equipment, net	2,056	—	—	—	2,056
Proceeds received related to acquisitions, net of cash acquired	2,765	—	—	—	2,765

Net cash provided by (used in) continuing operations	3,817	(4,253)	(3,003)	—	(3,439)
Net cash provided by discontinued operations	306	—	—	—	306

Net cash provided by (used in) investing activities	4,123	(4,253)	(3,003)	—	(3,133)

Financing Activities
Prepayment of term loan debt	(60,000)	—	—	—	(60,000)
Decrease in other credit facilities	(234)	—	(222)	—	(456)
Proceeds from issuance of common stock	5,361	—	—	—	5,361
Cash dividends	(17,846)	—	—	—	(17,846)

Net cash used in financing activities	(72,719)	—	(222)	—	(72,941)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,780)	—	(1,780)

Net (decrease) increase in cash and cash equivalents	(8,460)	—	13,689	—	5,229
Cash and cash equivalents, beginning of period	39,360	—	152,139	—	191,499

Cash and cash equivalents, end of period	$30,900	$—	$165,828	$—	$196,728

(16) Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $3.7 million as of July 3, 2005, representing management’s estimate of the total cost of ultimate

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to ten years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. While it is reasonably possible that a material loss exceeding the amounts recorded may be incurred, the potential exposure is not expected to be materially different than the amounts recorded.

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

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against a subsidiary of the Company, alleging that the Company’s ViewLux™ and certain of its Image FlashPlates™ infringe three of Amersham’s patents related to high-throughput screening. On August 18, 2004, Amersham Plc filed a complaint against two of the Company’s United Kingdom based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the Company’s same products infringe Amersham’s European (United Kingdom) patent granted in August 2004. Amersham seeks injunctive and monetary relief in both cases. The Company subsequently filed answers in both cases denying the substantive allegations and including affirmative defenses and counterclaims. On October 29, 2003, the Company filed a complaint, which was subsequently amended, against Amersham Biosciences Corp. in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of the Company’s patents related to high-throughput screening. The Company seeks injunctive and monetary relief. Amersham subsequently filed an answer denying the substantive allegations and including affirmative defenses and counterclaims.

The Company and certain of its officers have been named as defendants in a purported class action lawsuit filed in July 2002, and the Company and certain of its officers and directors have been named as defendants in purported derivative lawsuits filed in June and July 2004. The plaintiffs in both the class action and the derivative suits have alleged, among other things, various statements made by the Company and management, during the same time period, were misleading with respect to its prospects and future operating results. Further information with respect to these lawsuits is contained in Part II, Item I. Legal Proceedings of this quarterly report.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes it has meritorious defenses to these lawsuits and other proceedings, and is contesting the actions vigorously. The Company is currently unable, however, to reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters or to determine whether resolution of any of these matters will have a material adverse impact on its consolidated financial statements.

The Company is under regular examination by tax authorities in the United States and other countries in which it has significant business operations. The tax years under examination vary by jurisdiction. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available and when an event occurs requiring a change to the reserves. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial condition, although such settlement could have a material impact on the Company’s effective tax rate and consolidated statement of income for a particular future period. In particular, in the second quarter of 2005, identified reserves for prior year taxes of $26.5 million were released based on the settlement of certain foreign and domestic tax audits.

The Company is subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. In the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at July 3, 2005, should not have a material adverse effect on the Company’s consolidated financial statements.

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

The health sciences markets include genetic screening, environmental, service, biopharma, and medical imaging. The industrial sciences markets include military/aerospace, semiconductor, consumer electronics, safety and security, and other.

Significant Developments

Restructuring. During the second quarter of 2005, our management approved a plan to terminate employees in several locations as we shift resources into geographic regions and product lines that are more consistent with our growth strategy. As a result of this plan of termination, we incurred a pre-tax restructuring charge of approximately $8.9 million during the fiscal quarter ended July 3, 2005. Substantially all of this pre-tax restructuring charge will result in future cash expenditures which we expect will be paid within the next 12 months. In addition, due to a soft sublease market, we increased our reserves for our financial obligations under several leases associated with previous restructurings in 2001 and 2002. As a result, we recorded an additional pre-tax restructuring charge during the fiscal quarter ended July 3, 2005 of approximately $6.0 million which is expected to be paid though 2014.

Taxation. Significant tax events in the fiscal quarter ended July 3, 2005 resulted in a net tax benefit of $19.9 million. The homeland investment provisions of the American Jobs Creation Act enacted October 22, 2004 provides us with the opportunity to repatriate earnings from our foreign subsidiaries at a substantially reduced tax cost and to increase the amount of cash available to fund our operations in the United States. During the fiscal quarter ended July 3, 2005, we recorded tax expense of $6.6 million for expected repatriation. In addition, we settled audits of certain prior year tax returns. As a result, we adjusted previous tax estimates generating a tax benefit of $26.5 million in the fiscal quarter ended July 3, 2005.

Acquisition of Elcos AG. In February 2005, we acquired the capital stock of Elcos AG, a leading European designer and manufacturer of custom light emitting diode, or LED, solutions for biomedical and industrial applications. Consideration for the transaction was approximately $15.4 million in cash at the time of closing with deferred cash consideration of approximately $1.4 million due through fiscal 2007. In addition, potential cash earn out payments of up to approximately $8.4 million are expected to be made based on the future performance of the business. We have accrued for such payments due to the high likelihood that the payments will be made.

Consolidated Results of Continuing Operations

Sales

Sales for the second quarter of 2005 were $425.5 million, versus $412.1 million for the second quarter of 2004, an increase of $13.4 million, or 3%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $6.5 million in the second quarter of 2005, as compared to the second quarter of 2004. This increase in sales reflects a $12.9 million, or 5%, increase in our Life and Analytical Sciences segment sales, which includes approximately $5.5 million in sales attributable to favorable changes in foreign exchange rates compared to the second quarter of 2004. Our Optoelectronics segment sales grew $4.3 million, or 5%, including approximately $0.8 million in sales attributable to favorable changes in foreign exchange rates compared to the second quarter of 2004 as well as $3.9 million resulting from the acquisition of Elcos. Our Fluid Sciences segment sales decreased $3.8 million, or 6%, and include a minimal impact from foreign exchange rate changes.

Sales for the six-month period ended July 3, 2005 were $841.4 million, versus $804.3 million for the six-month period ended June 27, 2004, an increase of $37.1 million, or 5%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $13.2 million in the six-month period ended July 3, 2005, as compared to the six-month period ended June 27, 2004. This increase in sales reflects a $28.5 million, or 6%, increase in our Life and Analytical Sciences segment sales, which includes approximately $11.2 million in sales attributable to favorable changes in foreign exchange rates compared to the six-month period ended June 27, 2004. Our Optoelectronics segment sales grew $15.1 million, or 8%, including approximately $1.6 million in sales attributable to favorable changes in foreign exchange rates compared to the six-month period ended June 27, 2004 as well as $6.4 million resulting from the acquisition of Elcos. Our Fluid Sciences segment sales decreased $6.5 million, or 6%, and include a minimal impact from foreign exchange rate changes.

Cost of Sales

Cost of sales for the second quarter of 2005 was $254.6 million, versus $245.5 million for the second quarter of 2004, an increase of $9.1 million, or 4%. As a percentage of sales, cost of sales increased to 59.8% in the second quarter of 2005 from 59.6% in the second quarter of 2004, resulting in a decrease in gross margin of 20 basis points from 40.4% in the second quarter of 2004 to 40.2% in the second quarter of 2005. The decrease in gross margin percentage was primarily attributable to decreases in gross margins at our Fluid Sciences segment driven by lower sales volume and less fixed cost leverage. This decrease more than offset increases in gross margins at our Life and Analytical Sciences and Optoelectronics segments driven by higher volume, productivity improvements and site closures.

Cost of sales for the six-month period ended July 3, 2005 was $501.2 million, versus $485.0 million for the six-month period ended June 27, 2004, an increase of $16.2 million, or 3%. As a percentage of sales, cost of sales decreased to 59.6% in the six-month period ended July 3, 2005 from 60.3% in the six-month period ended June 27, 2004, resulting in an increase in gross margin of 70 basis points from 39.7% in the six-month period ended June 27, 2004, to 40.4% in the six-month period ended July 3, 2005. The increase in gross margin was primarily attributable to increases in gross margins in our Life and Analytical Sciences and Optoelectronics driven by increased volume and productivity improvements, offset by decreased gross margins at the company’s Fluid Sciences segment driven by lower sales volume and less fixed cost leverage.

Research and Development Expenses

Research and development expenses for the second quarter of 2005 were $22.9 million versus $21.5 million for the second quarter of 2004, an increase of $1.4 million, or 6.5%. As a percentage of sales, research and development expenses increased to 5.4% in the second quarter of 2005 from 5.2% in the second quarter of 2004, resulting from increased expenditures to support the company’s growth platforms. We expect our research and development efforts to continue to emphasize the health sciences end markets.

Research and development expenses for the six-month period ended July 3, 2005 were $46.5 million versus $41.4 million for the six-month period ended June 27, 2004, an increase of $5.1 million, or 12.3%. As a percentage of sales, research and development expenses increased to 5.5% in the six-month period ended July 3, 2005, from 5.1% in the six-month period ended June 27, 2004, resulting from increased expenditures to support the company’s growth platforms.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2005 were $97.7 million versus $97.2 million for the second quarter of 2004, an increase of $0.5 million. As a percentage of sales, selling, general and administrative expenses decreased 60 basis points from 23.6% in the second quarter of 2004 to 23.0% in the second quarter of 2005. The decrease as a percentage of sales of 60 basis points in the second quarter of 2005, as compared to the second quarter of 2004, was primarily the result of increased fixed cost leverage and cost controls.

Selling, general and administrative expenses for the six-month period ended July 3, 2005 were $199.9 million versus $192.5 million for the six-month period ended June 27, 2004, an increase of $7.4 million, or 3.9%. As a percentage of sales, selling, general and administrative expenses decreased 10 basis points from 23.9% in the six-month period ended June 27, 2004 to 23.8% in the six-month period ended July 3, 2005. The decrease as a percentage of sales of 10 basis points in the six-month period ended July 3, 2005, as compared to the six-month period ended June 27, 2004, was the result of increased fixed cost leverage and cost controls, offset in part by an increase in the number of sales and service people in both higher growth regions of the world and higher growth product lines.

Restructuring, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of its business units. Restructuring actions in 2001 and 2002 were recorded in accordance with Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Restructuring actions taken since 2002 were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The principal actions associated with these plans related to workforce reductions and overhead reductions resulting from reorganization activities, including the closure of certain manufacturing and selling facilities. Details of these plans are discussed more fully in our 2004 Form 10-K.

For the six-month period ended July 3, 2005, we recorded a pre-tax restructuring charge of $6.0 million relating to our Q4 2002 and Integration restructuring plans (each of which is further described below) due to higher than expected costs associated with the closure of facilities, primarily in Europe.

In addition, on June 15, 2005, management approved a plan to terminate employees in several locations as we shift resources into geographic regions and product lines that are more consistent with our growth strategy. We completed notifying affected employees on July 1, 2005. As a result of this plan of termination, we recorded a pre-tax restructuring charge of $8.9 million during the second quarter of 2005 (the “Q2 2005 Plan”). The principal actions within the Q2 2005 Plan related to a workforce reduction resulting from reorganization activities within the Life and Analytical Sciences, Optoelectronics and Fluid Sciences businesses.

A description of each of the restructuring plans and the activity recorded for the six-month period ended July 3, 2005 is as follows:

Q2 2005 Plan

During the second quarter of 2005, we recognized a $5.3 million restructuring charge in the Life and Analytical Sciences business, a $2.9 million restructuring charge in the Optoelectronics business and a $0.7 million restructuring charge in the Fluid Sciences business. The purpose of these restructuring actions was to shift resources into geographic regions and product lines that are more consistent with our growth strategy. The principal actions in the Q2 2005 Plan comprised headcount reductions resulting from reorganization activities.

The following table summarizes the components of the Q2 2005 Plan activity for the six-month period ended July 3, 2005:

	Headcount	Severance	Abandonment of Excess Facilities	Total
		(In thousands)
Balance at January 2, 2005	—	$—	$—	$—
Provision	257	8,801	140	8,941
Amounts paid	(150)	(1,664)	(140)	(1,804)

Balance at July 3, 2005	107	$7,137	$—	$7,137

We expect that all remaining Q2 2005 Plan actions will be completed by the end of the second quarter in 2006.

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

The following table summarizes the components of the Q2 2003 Plan activity for the six-month period ended July 3, 2005:

Severance and Separation
(In thousands)
Balance at January 2, 2005	$202
Amounts paid	—

Balance at July 3, 2005	$202

During 2004, we completed all actions under the Q2 2003 Plan, with the exception of a headcount reduction of one person that is expected to be complete by the end of 2005.

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

In the six-month period ended July 3, 2005, we recorded an additional provision of $5.3 million for additional costs related to closed facilities due to soft sublease markets, primarily in Europe. The following table summarizes the components of the Q4 2002 Plan for the six-month period ended July 3, 2005:

	Severance	Abandonment of Excess Facilities	Total
	(In thousands)
Balance at January 2, 2005	$463	$507	$970
Provision	—	5,430	5,430
Amounts paid	(432)	(632)	(1,064)

Balance at July 3, 2005	$31	$5,305	$5,336

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

We expect to settle the remaining severance liability under the Q4 2002 Plan by the end of 2005. Our current estimate of our lease commitments on unoccupied buildings under the Q4 2002 Plan extend until 2014.

Q4 2001 Plan

During the fourth quarter of 2001, in connection with the integration of Packard BioScience Company (“Packard”), which we acquired that quarter, and a restructuring of sales offices in Europe, we recorded a restructuring charge of $9.2 million in the Life and Analytical Sciences segment (the “Q4 2001 Plan”). The principal actions in the Q4 2001 Plan included the closing or consolidation of several leased sales and service offices in Europe, as well as costs associated with the closure of a manufacturing facility in Europe, the closure of leased manufacturing facilities in the United States and the disposal of related assets. These actions were designed to streamline the organization and take advantage of the synergies offered by the Packard acquisition as they relate to the legacy Life and Analytical Science segment.

The following table summarizes the components of the Q4 2001 Plan for the six-month period ended July 3, 2005:

Severance
(In thousands)
Balance at January 2, 2005	$1,506
Amounts paid	(259)

Balance at July 3, 2005	$1,247

The remaining liability under the Q4 2001 Plan relates to European severance obligations and is expected to be paid during 2005.

Integration Charges

As discussed in our 2004 Form 10-K, in the fourth quarter of 2001, we established integration reserves relating primarily to the acquisition of Packard. In the six-month period ended July 3, 2005, we recorded an additional provision of $0.7 million for additional costs related to closed facilities due to soft sublease markets, primarily in Europe. While the initial accounting was contemplated in the original purchase price allocation under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the change in estimate in the second quarter of 2005 was charged directly to restructuring.

The following table summarizes the activity in the reserves for the six-month period ended July 3, 2005:

(In thousands)
Accrued integration costs at January 2, 2005	$367
Provision	564
Amounts paid	(315)

Accrued integration costs at July 3, 2005	$616

The integration activities were completed in 2003 with the exception of payments due on leased facilities exited in 2001. Our current estimates of our lease commitments extend through 2009.

Losses (Gains) on Dispositions

We recognized a net loss of $0.4 million in the second quarter of 2005 for the write-off of software.

During the six months ended July 3, 2005, we recorded a net loss of $0.4 million related to the write-off of software, compared to a net gain of $0.4 million during the six months ended June 27, 2004 related to the sale of a building.

Amortization of Intangible Assets

Amortization of intangible assets was $7.4 million for the second quarter of 2005, versus $7.1 million for the second quarter of 2004. The $0.3 million increase in the second quarter of 2005 compared to the second quarter of 2004 primarily related to increased amortization in our Optoelectronics segment as a result of our acquisition of Elcos in the first quarter of 2005.

Amortization of intangible assets was $14.7 million for the six months ended July 3, 2005, versus $14.2 million for the six months ended June 27, 2004. The $0.5 million increase for the first half of 2005 compared to the first half of 2004 primarily related to increased amortization in our Optoelectronics segment as a result of our acquisition of Elcos in the first quarter of 2005.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands)		(In thousands)
Interest Income	$(625)	$(355)	$(1,297)	$(840)
Interest Expense	8,100	9,272	16,556	19,047
Extinguishment of Debt	6,210	366	6,210	1,532
Gains on Dispositions of Investments	(5,444)	—	(5,444)	—
Other	(350)	578	144	(342)

	$7,891	$9,861	$16,169	$19,397

Interest and other expense, net for the three months ended July 3, 2005 was $7.9 million, versus $9.9 million for the three months ended June 27, 2004, a decrease of $2.0 million, or 20%. The decrease in interest and other expense, net in the second quarter of 2005 as compared to the second quarter of 2004, was due primarily to lower interest expense from lower average outstanding term loan balances coupled with more favorable foreign exchange results. Fixed to floating interest rate swaps that we entered into in January 2004 and January 2005 applicable to $200 million of our outstanding fixed rate debt further decreased our effective interest rate. Debt extinguishment costs increased $5.8 million due to accelerated amortization of debt issuance costs resulting from prepayment of our term debt and the repurchase of some of our 8 7/8% Notes, and the premium associated with that repurchase of the 8 7/8% Notes. Gains on dispositions of investments increased $5.4 million due to the sale of an investment in Agencourt Personal Genomics. For the six months ended July 3, 2005, interest and other expense, net was $16.2 million versus $19.4 million for the comparable period in 2004, a decrease of $3.2 million, or 16%. The decrease primarily relates to the lower average outstanding term loan balances, favorable foreign exchange results, fixed to floating interest rate swaps and the gain on sale of Agencourt Personal Genomics sale, offset in part by an increase of $4.7 million in accelerated amortization of debt issuance costs resulting from prepayments of our term debt and repurchase of some of our 8 7/8% Notes and the related premium during the six months ended July 3, 2005. A discussion of our liquidity and our prospective borrowing costs is set forth below under the heading “Liquidity and Capital Resources.”

Provision/Benefit for Income Taxes

The second quarter 2005 benefit from income taxes was $14.3 million, versus a provision of $8.7 million for the second quarter of 2004. The benefit from income taxes was $6.8 million for the six-month period ended July 3, 2005, compared to a provision for income taxes of $14.8 million for the six-month period ended June 27, 2004. During the second quarter of 2005, our continuing operations effective tax rate was reduced, in aggregate, by discrete items totaling approximately $19.9 million. During the quarter, our settlement of income tax audits for the fiscal years 1999 through 2002 resulted in a reduction of tax exposures which yielded a benefit from income taxes of approximately $26.5 million. Also during the quarter, our tax provision was increased by approximately $6.6 million to account for the U.S. tax cost on another $225 million of earnings expected to be repatriated in accordance with the Homeland Investment provisions of the American Jobs Creation Act of 2004 (“HIA”), as well as IRS clarification of the U.S. tax calculation related to repatriated earnings.

Without the impact of these second quarter discrete items, our continuing operations effective tax rates for the second quarter of 2005 and six months ended July 3, 2005 were 28.3% and 27.5%, respectively. The reported benefit from income taxes for the second quarter of 2005 was $14.3 million and was affected by a benefit from the settlement of income tax audits of $26.5 million and the provision for HIA repatriated earnings of $6.6 million, resulting in a provision before the effect of discrete items of $5.6 million. The reported benefit from income taxes for the six months ended July 3, 2005 was $6.8 million and was affected by a benefit from the settlement of income tax audits of $26.5 million and the provision for HIA repatriated earnings of $6.6 million, resulting in a provision before the effect of discrete items of $13.1 million. The lower provision and continuing operations effective tax rate before discrete items for the first half of 2005 are due mainly to our geographic pattern of earnings and statutory rate reductions in several profitable foreign jurisdictions.

We believe that the inclusion of these non-GAAP financial measures helps investors to gain a meaningful understanding of our tax provision and effective tax rate and their effect on our core operating results and future prospects, consistent with how management measures and forecasts our performance, especially when comparing such results to previous periods or forecasts. Our management uses these non-GAAP measures, in addition to GAAP financial measures, as the basis for measuring our tax provision and effective tax rate and their effect on our core operating results and future prospects and comparing such performance to that of prior periods and to the performance of our competitors. These measures are also used by management in their financial and operating decision making.

Discontinued Operations

In June 2005, our senior management approved a plan to shut down our Fiber Optics Test Equipment business. The shut-down of this business resulted in a $5.2 million loss related to lease and severance costs and fixed asset and inventory write-offs. The loss is recognized in the loss on dispositions in the three and six months ended July 3, 2005.

In September 2004, our Board of Directors approved a plan to shut down its Computer-To-Plate business. In June 2004, our Board of Directors approved a plan to shut down its Electroformed Products business and sell its Ultraviolet Lighting business. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. We have accounted for these businesses as discontinued operations in accordance with SFAS No. 144 and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying balance sheets as of July 3, 2005 and January 2, 2005. During the second quarter of 2005, the Electroformed Products business recorded a gain of $0.1 million related to the sale of previously written-off assets. During the six month periods ended July 3, 2005 and June 27, 2004, our Electroformed Products business recorded charges of $0.1 million and $1.2 million, respectively, related to the write-off of certain machinery and equipment. The activity has been included in gain (loss) on dispositions of discontinued operations.

During June 2002, our Board of Directors approved separate plans to shut down our Telecommunications Component and sell our Entertainment Lighting businesses. During the six-month period ended July 3, 2005, our Telecommunications Component business recorded activity related to the sale of previously written-off assets. This activity resulted in a pre-tax gain of $0.1 million that was recognized in the second quarter of 2005, for a total pre-tax gain of $0.3 million for the six-month period ended July 3, 2005. During the first quarter of 2004, our Entertainment Lighting business recorded activity related to the sale of previously written-off assets of $0.3 million. These amounts have been included in gain (loss) on dispositions of discontinued operations.

During the six month periods ended July 3, 2005 and June 27, 2004, we settled various claims under certain long-term contracts with our former Technical Services business, which was sold in August 1999. The net settlements resulted in pre-tax gains of $0.4 million and $0.8 million that were recognized in the second quarter of 2005 and the first quarter of 2004, respectively. These amounts have been included in gain (loss) on dispositions of discontinued operations.

The table below summarizes the gains and losses on dispositions of discontinued operations, as discussed above:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands)		(In thousands)
Loss on Fiber Optics Test Equipment business	$(5,151)	$—	$(5,151)	$—
Gain on contract settlements associated with the Technical Services business	400	—	400	757
Gain (loss) on Telecommunications Component business	106	—	346	(184)
Gain (loss) on Electroformed Products business	63	—	(84)	(1,160)
Loss on Entertainment Lighting business	—	—	30	255

Net loss on dispositions of discontinued operations before income taxes	(4,582)	—	(4,459)	(332)
Provision (benefit) for income taxes	220	—	266	(134)

Loss on dispositions of discontinued operations, net of income taxes	$(4,802)	$—	$(4,725)	$(198)

Summary operating results of the discontinued operations of the Electroformed Products, Ultraviolet Lighting, Computer-To-Plate and Fiber Optics Test Equipment businesses for the periods prior to disposition were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(In thousands)		(In thousands)
Sales	$298	$2,561	$741	$3,991
Costs and expenses	714	4,371	1,553	7,979

Operating loss from discontinued operations	(416)	(1,810)	(812)	(3,988)
Other income, net	7	95	11	91

Operating loss from discontinued operations before income taxes	(409)	(1,715)	(801)	(3,897)
Benefit for income taxes	—	(371)	—	(812)

Loss from discontinued operations, net of taxes	$(409)	$(1,344)	$(801)	$(3,085)

Contingencies

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $3.7 million as of July 3, 2005, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a potentially responsible party, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations or cash flows. While it is reasonably possible that a material loss exceeding the amounts recorded may be incurred, we do not expect the potential exposure to be materially different from the amounts we recorded.

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

We and certain of our officers have been named as defendants in a purported class action lawsuit filed in July 2002, and we and certain of our officers and directors have been named as defendants in purported derivative lawsuits filed in June and July 2004. The plaintiffs in both the class action and the derivative suits have alleged, among other things, various statements made by us and our management, during the same time period, were misleading with respect to our prospects and future operating results. Further information with respect to these lawsuits is contained in Part II, Item 1. Legal Proceedings of this quarterly report.

We believe we have meritorious defenses to these lawsuits and other proceedings, and are contesting the actions vigorously. We are currently unable, however, to reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters or to determine whether resolution of any of these matters will have a material adverse impact on our consolidated financial statements.

We are under regular examination by tax authorities in the United States and other countries in which we have significant business operations. The tax years under examination vary by jurisdiction. We regularly assess the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. Tax reserves have been established, which we believe to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available and when an event occurs requiring a change to the reserves. The resolution of tax matters is not expected to have a material effect on our consolidated financial condition, although such settlement could have a material impact on our effective tax rate and consolidated statement of income for a particular future period. In particular, in the second quarter of 2005, identified reserves for prior year taxes of $26.5 million were released based on the settlement of certain foreign and domestic tax audits.

We are subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. In the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at July 3, 2005, should not have a material adverse effect on our consolidated financial statements.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

Sales for the second quarter of 2005 were $270.8 million, versus $257.9 million for the second quarter of 2004, an increase of $12.9 million, or 5%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $5.5 million in the second quarter of 2005, as compared to the second quarter of 2004. The analysis in the remainder of this paragraph compares selected sales by market and product type for the second quarter of 2005, as compared to the second quarter of 2004, and includes the effect of foreign exchange rate fluctuations. Our OneSource™ laboratory service sales increased by $6.1 million, sales to genetic screening customers increased $5.6 million and sales to chemical analysis customers increased $3.9 million. These increases were offset by decreases in sales to biopharmaceutical customers which decreased $2.7 million. Sales by type of product included increases in sales of service of $6.1 million, instruments of $5.0 million and consumables of $1.8 million.

Sales for the six-month period ended July 3, 2005 were $535.6 million, versus $507.1 million for the six-month period ended June 27, 2004, an increase of $28.5 million, or 6%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $11.2 million in the six-month period ended July 3, 2005, as compared to the six-month period ended June 27, 2004. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the six-month period ended July 3, 2005, as compared to the six-month period ended June 27, 2004, and includes the effect of foreign exchange rate fluctuations. Our OneSource™ laboratory service sales increased by $11.4 million, sales to genetic screening customers increased $8.5 million, sales to chemical analysis customers increased $8.3 million and sales to biopharmaceutical customers increased $0.3 million. Sales by type of product included increases in sales of instruments of $11.5 million, service of $11.4 million and consumables of $5.6 million.

Operating profit for the second quarter of 2005 was $15.7 million, versus $22.1 million for the second quarter of 2004, a decrease of $6.4 million. The decrease in operating profit in the second quarter of 2005 as compared to the second quarter of 2004 was primarily the result of an $11.0 million restructuring charge in the second quarter of 2005, partially offset by increases in operating profit from increased sales volume, productivity improvements, and savings from site closures. Amortization of intangible assets was $6.5 million for the second quarter of 2005 and $6.6 million for the second quarter of 2004.

Operating profit for the six-month period ended July 3, 2005 was $37.6 million, versus $38.1 million for the six-month period ended June 27, 2004, a decrease of $0.5 million. The decrease in operating profit in the six-month period ended July 3, 2005 as compared to the six-month period ended June 27, 2004 was primarily the result of an $11.0 million restructuring charge in the six-month period ended July 3, 2005 offset in part by operating profit increases from increased sales volume, productivity improvements and site closures. Amortization of intangible assets was $13.1 million for both the six-month period ended July 3, 2005 and the six-month period ended June 27, 2004.

Optoelectronics

Sales for the second quarter of 2005 were $98.4 million, versus $94.1 million for the second quarter of 2004, an increase of $4.3 million, or 5%. Changes in foreign exchange rates increased sales by approximately $0.8 million in the second quarter of 2005, as compared to the second quarter of 2004. The acquisition of Elcos increased sales by approximately $3.9 million in the second quarter of 2005, as compared to the second quarter of 2004. The analysis in the remainder of this paragraph compares selected sales by product type for the second quarter of 2005, as compared to the second quarter of 2004, and includes the effect of foreign exchange fluctuations. Sales of digital imaging products increased by $3.4 million, sales within our sensors product line increased $3.1 million and sales within our specialty lighting product line increased $1.4 million, offset primarily by decreases within our lithography product line of $3.6 million.

Sales for the six-month period ended July 3, 2005 were $194.8 million, versus $179.7 million for the six-month period ended June 27, 2004, an increase of $15.1 million, or 8%. Changes in foreign exchange rates increased sales by approximately $1.6 million in the six-month period ended July 3, 2005, as compared to the six-month period ended June 27, 2004. The acquisition of Elcos increased sales by approximately $6.4 million in the six-month period ended July 3, 2005, as compared to the six-month period ended June 27, 2004. The following analysis in the remainder of this paragraph compares selected sales by product type for the six-month period ended July 3, 2005, as compared to the six-month period ended June 27, 2004, and includes the effect of foreign exchange fluctuations. Sales of digital imaging products increased by $8.6 million, sales within our sensors product line increased $5.5 million and sales within our specialty lighting product line increased $5.2 million, offset by decreases within our lithography product line of $3.6 million and other sales decreases of $0.6 million.

Operating profit for the second quarter of 2005 was $12.3 million, versus $14.5 million for the second quarter of 2004, a decrease of $2.2 million. The decrease in operating profit in the second quarter of 2005, as compared to the second quarter of 2004, was primarily the result of a $3.2 million restructuring charge in the second quarter of 2005 and increased investments in research and development of $1.0 million, offset in part by increased sales volume and net productivity improvements. Amortization of intangible assets was $0.6 million for the second quarter of 2005 and $0.3 million for the second quarter of 2004.

Operating profit for the six-month period ended July 3, 2005 was $25.5 million, versus $26.2 million for the six-month period ended June 27, 2004, a decrease of $0.7 million. The decrease in operating profit in the six-month period ended July 3, 2005, as compared to the six-month period ended June 27, 2004, was primarily the result of a $3.2 million restructuring charge in the second quarter of 2005 and increased investments in research and development of $2.9 million, offset in part by increased sales volume and net productivity improvements. Amortization of intangible assets was $1.4 million for the six-month period ended July 3, 2005 and $0.6 million for the six-month period ended June 27, 2004. The six-month period ended July 3, 2005 also included a $0.2 million charge for in-process research and development related to the Elcos acquisition.

Fluid Sciences

Sales for the second quarter of 2005 were $56.3 million, versus $60.1 million for the second quarter of 2004, a decrease of $3.8 million, or 6%. The analysis in the remainder of this paragraph compares sales by product line for the second quarter of 2005, as compared to the second quarter of 2004, and includes the effects of changes in foreign exchange rates. Sales within our aerospace business increased $1.7 million and sales within our energy technology business increased $1.1 million, offset by a $6.6 million decrease in sales in our semiconductor and fluid testing businesses.

Sales for the six-month period ended July 3, 2005 were $111.1 million, versus $117.6 million for the six-month period ended June 27, 2004, a decrease of $6.5 million, or 6%. The analysis in the remainder of this paragraph compares sales by product line for the six-month period ended July 3, 2005 as compared to the six-month period ended June 27, 2004, and includes the effects of changes in foreign exchange rates. Sales within our aerospace business increased $4.2 million and sales within our energy technology business increased $1.2 million, offset by a $11.9 million decrease in sales in our semiconductor and fluid testing businesses.

Operating profit for the second quarter of 2005 was $5.8 million, versus $9.2 million for the second quarter of 2004, a decrease of $3.4 million. The decrease in operating profit in the second quarter of 2005, as compared to the second quarter of 2004, was primarily the result of decreased sales volume resulting in less leveraging of fixed costs as well as a $0.7 million restructuring charge in the second quarter of 2005. Amortization of intangible assets was $0.2 million for both the second quarter of 2005 and the second quarter of 2004.

Operating profit for the six-month period ended July 3, 2005 was $12.6 million, versus $17.5 million for the six-month period ended June 27, 2004, a decrease of $4.9 million. The decrease in operating profit in the six-month period ended July 3, 2005, as compared to the six-month period ended June 27, 2004, was primarily the result of decreased sales volume resulting in less leveraging of fixed costs as well as a $0.7 million restructuring charge in the second quarter of 2005. Amortization of intangible assets was $0.4 million for both the six-month period ended July 3, 2005 and the six-month period ended June 27, 2004.

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

Cash Flows

Operating Activities. Net cash generated by continuing operations operating activities was $100.3 million for the six months ended July 3, 2005, compared to $84.2 million for the six months ended June 27, 2004. Principal contributors to the generation of cash from operating activities during the six months ended July 3, 2005 was net income from continuing operations of $54.3 million and depreciation and amortization of $38.0 million. In addition, working capital contributed $1.8 million to operating cash flow. Contributing to the net decrease in working capital in the first half of 2005 was a decrease in accounts receivable of $4.4 million and an increase in accounts payable of $2.2 million, offset in part by a $4.8 million increase in inventory. There was no incremental use of our accounts receivable securitization facility during the first half of 2005, which totaled $45.0 million at both July 3, 2005 and January 2, 2005. Net cash provided for changes in accrued expenses, restructuring, other assets and liabilities and other items totaled $6.2 million during the first half of 2005, and primarily relate to timing of salary and benefit related payments, offset in part by a reduction in tax-related accruals.

Investing Activities. Investing activities used $12.3 million of cash in the first half of 2005, compared to $3.4 million of cash used in the first half of 2004. Included in the first half of 2005 was $13.1 million of net cash used for the purchase of Elcos AG, and capital expenditures of $11.9 million, mainly in the areas of tooling and productivity improvements. These cash outflows were partially offset by $6.2 million received from the sale of buildings, $6.3 for the sale of our investment in Agencourt Personal Genomics, and $0.2 million from the sale of a business.

Financing Activities. In the first half of 2005, we used $119.2 million of net cash in financing activities, compared to $72.9 million of cash used in the first half of 2004. Debt reductions during the first half of 2005 totaled $105.1 million, whereas reductions in the first half of 2004 totaled $60.5 million.

Borrowing Arrangements

Senior Secured Credit Facility. In December 2002, we entered into a senior credit facility. This facility is comprised of a six-year term loan in the amount of $315.0 million and a $100.0 million five-year revolving credit facility. During the second quarter, we repaid the remaining balance of $70 million under the term loan, eliminating the term loan facility. Accelerated amortization of term loan issuance fees of $1.4 million was recorded as a result of the repayment. We also had no outstanding principal balance under our revolving credit facility at July 3, 2005 or at any other time during the second quarter of 2005. This senior credit facility is secured primarily by a substantial portion of our and our subsidiaries’ domestic assets.

Interest rates under the senior credit facility applicable to the term loan and to the revolving credit facility are determined as a margin over either the Eurodollar rate or the base rate and are reset on a one month, three month or six month basis at our option. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The applicable margin as of July 3, 2005 for the term loan was 200 basis points for the Eurodollar rate and 100 basis points for the base rate. We may allocate all or a portion of our indebtedness under the senior credit facility to interest based upon the margin over the Eurodollar rate or the base rate. At July 3, 2005, the Eurodollar rate was 309 basis points and the base rate was 600 basis points, resulting in a Eurodollar interest rate on the credit facility of 509 basis points and a base rate on the credit facility of 700 basis points.

The term loan was repaid in full during the second quarter of 2005, while the revolving credit facility is available to us through December 2007 for our working capital needs. At no point during the three months ended July 3, 2005 did we have any outstanding principal balance under the revolving credit facility.

Our senior credit facility contains covenants that require us to maintain specific financial ratios, including:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio,

•	a maximum senior leverage ratio, and

•	a maximum total leverage ratio.

As of July 3, 2005, and at all other times during the second quarter of 2005, we were in compliance with all applicable covenants.

8 7/8% Notes. In December 2002, we issued and sold ten-year senior subordinated notes at a rate of 8 7/8% with a face value of $300.0 million. We received $297.5 million in gross proceeds from the issuance. We recorded deferred issuance costs of $7.0 million as a non-current asset. The debt, which matures in January 2013, is unsecured but is guaranteed by substantially all of our domestic subsidiaries. In the second quarter of 2005, we repurchased and retired $30 million of principal on these notes in a privately negotiated transaction. The cost to repurchase these securities was $34.1 million, which includes principal plus a 13.75% premium. We may from time to time repurchase outstanding 8 7/8% Notes through open market purchases, privately negotiated transactions or otherwise. Interest on our 8 7/8% Notes is payable semi-annually on January 15 and July 15. Interest payments began on July 15, 2003. In January 2004, we swapped the fixed rate on $100.0 million of these notes to a floating rate using swap instruments which reset semi-annually in arrears based upon six-month USD LIBOR plus a spread of 427 basis points. In January 2005, we swapped an additional $100.0 million of these notes from fixed to floating rate at similar terms to the January 2004 swaps, however, the variable rate is based upon six-month USD LIBOR plus a spread of 412 basis points. Accordingly, we now pay the applicable six month USD LIBOR rate, plus the applicable spread, on $200.0 million of our obligations represented by these notes. The swap instruments reduced the annualized interest rate on the 8 7/8% Notes by approximately 80 basis points during the three months ended July 3, 2005.

If a change of control occurs, each holder of 8 7/8% Notes may require us to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued interest. Before January 15, 2006, we may redeem up to 35% of the aggregate principal amount of our 8 7/8% Notes with the net proceeds of specified public equity offerings at 108.875% of the principal amount of the notes, plus accrued interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after the redemption. We may redeem some or all of our 8 7/8% Notes at any time on or after January 15, 2008, at a redemption price of 104.438%. The redemption price decreases to 102.958% on January 15, 2009, to 101.479% on January 15, 2010 and to 100% on January 15, 2011. The 8 7/8% Notes are subordinated to our senior credit facility. Our 8 7/8% Notes contain financial and other covenants. Most of these covenants terminate if the notes obtain an investment grade rating by Standard & Poor’s Rating Services and Moody’s Investors Service. At July 3, 2005, we were in compliance with all applicable covenants.

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

Off-Balance Sheet Arrangements

Receivables Securitization Facility

In December 2001, we established a wholly owned consolidated subsidiary to purchase, on a revolving basis, certain of our accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. In September 2003, we amended the facility to increase total funding capacity from $50.0 million to $65.0 million to expand our sources of liquidity. Amounts funded under this facility were $45.0 million at July 3, 2005 and $45.0 million at January 2, 2005. As of July 3, 2005, we had approximately $20.0 million of un-drawn capacity available under the facility. The facility had an effective interest rate of approximately LIBOR plus 58 basis points as of July 3, 2005. The facility includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At July 3, 2005, we had a senior unsecured credit rating of BB+ with a positive outlook from Standard & Poor’s Rating Services, and of Ba1 with a positive outlook from Moody’s Investors Service. In January 2005, we entered into an agreement to extend the term of our accounts receivable securitization facility to January 27, 2006.

Dividends

Our Board of Directors declared regular quarterly cash dividends of seven cents per share in the first and second quarter of 2005 and in each quarter of 2004. Our senior credit facility and the indenture governing our outstanding 8 7/8% Notes contain restrictions that may limit our ability to pay our regular quarterly cash dividend in the future.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented more than 50% of our total sales in both the fiscal year ended January 2, 2005 and the first half of 2005. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

As of July 3, 2005, we had approximately $274.2 million in outstanding indebtedness, of which $5.9 million was classified as short-term and $268.3 was classified as long-term. The principal balance related to this long-term debt is due in 2013.

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

As of July 3, 2005, our total assets included $1.5 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test these items on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of July 3, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 3, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and certain of our officers were named as defendants in a purported class action lawsuit filed in July 2002 in the United States District Court for the District of Massachusetts, In re PerkinElmer, Inc. Securities Litigation, Civil Action No. 02-11314 GAO, on behalf of purchasers of our common stock between July 15, 2001 and April 11, 2002. The lawsuit seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934, alleging various statements made during the putative class period by us and our management were misleading with respect to our prospects and future operating results. The Court consolidated this case with other similar cases and the plaintiffs filed a consolidated amended complaint in January 2003. We and the other defendants filed a motion to dismiss the lawsuit, which was denied by the Court in October 2003, and filed a motion for reconsideration or, in the alternative, for an order allowing immediate appeal of several issues of law to the appellate court, which was denied by the Court in September 2004. In June 2005, the plaintiffs filed a motion for class certification, and in July 2005, the defendants filed a motion for summary judgment, both of which are pending before the Court. The case is currently in discovery relating to class certification, and plaintiffs are seeking discovery from the defendants and non-parties. A hearing on pending motions is scheduled during September 2005.

A purported derivative action was filed in June 2004 in the United States District Court for the District of Massachusetts, Jaroslawicz v. Summe et al., Civil Action No. 04-cv-11469-GAO, against certain of our officers and four of our directors, and nominal defendant PerkinElmer, seeking unspecified damages and purporting to make claims of breach of fiduciary duty, gross negligence, breach of contract, breach of duty of loyalty and unjust enrichment. One virtually identical derivative action was subsequently filed in the United States District Court for the District of Massachusetts. The derivative complaints contain allegations similar to those included in the purported class action lawsuit described above, in addition to claims that certain defendants engaged in insider trading and that members of the audit committee of our Board of Directors breached their duties by failing to establish and maintain an adequate system of internal controls to assure that proper revenue recognition practices were being followed. The Court consolidated the cases in March 2005, and the plaintiffs filed a consolidated complaint in June 2005.

We believe we have meritorious defenses to these lawsuits and other proceedings, and to the other lawsuits described in Note 16 to our consolidated financial statements, and are contesting the actions vigorously. We are currently unable, however, to reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters or to determine whether resolution of any of these matters will have a material adverse impact on our consolidated financial statements.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. In the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at July 3, 2005 should not have a material adverse effect on our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

Information regarding matters submitted to a vote of security holders during the quarter ended July 3, 2005 is set forth under the heading “Item 4. Submission of Matters to a Vote of Security Holders” in our quarterly report on Form 10-Q for the quarter ended April 3, 2005.

Item 6.	Exhibits

3.2	PerkinElmer, Inc.’s Amended and Restated By-laws were filed with the Commission on April 29, 2005, as Exhibit 3.2 to our current report on Form 8-K dated April 26, 2005, and are herein incorporated by reference.

10.1	Amendment to the PerkinElmer, Inc. 1998 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ ROBERT F. FRIEL
Robert F. Friel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 12, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Name
3.2	PerkinElmer, Inc.’s Amended and Restated By-laws were filed with the Commission on April 29, 2005, as Exhibit 3.2 to our current report on Form 8-K dated April 26, 2005, and are herein incorporated by reference.

10.1	Amendment to the PerkinElmer, Inc. 1998 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.