Form 10-Q
period 2005-10-02
PERKINELMER INC
filed 2005-11-14
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at November 7, 2005
Common Stock, $1 par value per share	130,797,274

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(In thousands, except per share data)		(In thousands, except per share data)
Sales	$361,901	$341,601	$1,092,270	$1,028,396
Cost of sales	204,510	198,567	621,017	597,101
Research and development expenses	21,808	20,435	66,674	60,748
Selling, general and administrative expenses	87,722	83,430	278,449	264,826
Restructuring charges, net	—	—	14,245	—
Amortization of intangible assets	7,159	6,920	21,452	20,658
In-process research and development charge	—	—	194	—

Operating income from continuing operations	40,702	32,249	90,239	85,063
Interest expense, net	6,397	8,428	20,684	25,789
Extinguishment of debt	—	345	6,210	1,877
Gains on dispositions of investments and other, net	(304)	(743)	(5,263)	(932)

Other expense, net	6,093	8,030	21,631	26,734

Income from continuing operations before income taxes	34,609	24,219	68,608	58,329
Provision for (benefit from) income taxes	8,464	5,825	(3,151)	13,844

Income from continuing operations	26,145	18,394	71,759	44,485
Income from discontinued operations, net of income taxes	5,500	5,889	13,337	14,102
Gain (loss) on disposition of discontinued operations, net of income taxes	188	(269)	(4,537)	(467)

Net income	$31,833	$24,014	$80,559	$58,120

Basic earnings (loss) per share:
Continuing operations	$0.20	$0.14	$0.56	$0.35
Income from discontinued operations, net of income tax	0.04	0.05	0.10	0.11
Loss on disposition of discontinued operations, net of income tax	—	—	(0.04)	—

Net income	$0.25	$0.19	$0.62	$0.46

Diluted earnings (loss) per share:
Continuing operations	$0.20	$0.14	$0.55	$0.34
Income from discontinued operations, net of income tax	0.04	0.05	0.10	0.11
Loss on disposition of discontinued operations, net of income tax	—	—	(0.04)	—

Net income	$0.24	$0.19	$0.62	$0.45

Weighted average shares of common stock outstanding:
Basic	129,543	127,562	129,135	127,123
Diluted	131,291	129,395	131,021	129,230
Cash dividends per common share	0.07	0.07	0.21	0.21

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 2, 2005	January 2, 2005
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$166,057	$197,513
Accounts receivable, net	247,599	258,405
Inventories	168,632	170,383
Other current assets	72,033	67,689
Current assets of discontinued operations	54,980	53,640

Total current assets	709,301	747,630

Property, plant and equipment:
At cost	487,699	501,238
Accumulated depreciation	(307,372)	(296,489)

Net property, plant and equipment	180,327	204,749
Marketable securities and investments	9,268	10,479
Intangible assets, net	378,915	392,019
Goodwill	1,027,890	1,043,027
Other assets	101,451	107,574
Long-term assets of discontinued operations	86,546	70,029

Total assets	$2,493,698	$2,575,507

Current liabilities:
Short-term debt	$5,850	$9,714
Accounts payable	127,920	127,936
Accrued restructuring costs and integration costs	10,754	3,045
Accrued expenses	252,066	273,913
Current liabilities of discontinued operations	47,450	31,363

Total current liabilities	444,040	445,971

Long-term debt	268,390	364,874
Long-term liabilities	283,043	292,340
Long-term liabilities of discontinued operations	12,120	12,237

Total liabilities	1,007,593	1,115,422

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value per share, authorized 300,000,000 shares; issued and outstanding 130,319,000 and 129,059,000 at October 2, 2005 and January 2, 2005, respectively	130,319	129,059
Capital in excess of par value	561,558	545,000
Unearned compensation	(6,670)	(4,202)
Retained earnings	786,228	732,878
Accumulated other comprehensive income	14,670	57,350

Total stockholders’ equity	1,486,105	1,460,085

Total liabilities and stockholders’ equity	$2,493,698	$2,575,507

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 2, 2005	September 26, 2004
	(In thousands)
Operating activities:
Net income	$80,559	$58,120
Income from discontinued operations, net of income taxes	(13,337)	(14,102)
Loss on disposition of discontinued operations, net of income taxes	4,537	467

Net income from continuing operations	71,759	44,485
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	5,543	4,362
Amortization of debt discount and issuance costs	4,381	4,870
Depreciation and amortization	51,474	50,734
In-process research and development	194	—
Gains on dispositions and sales of investments, net	(64)	(662)
Changes in operating assets and liabilities which (used) provided cash, excluding effects from companies purchased and divested:
Accounts receivable	(2,738)	19,002
Inventories	(2,662)	1,873
Accounts payable	2,831	(28,133)
Accrued restructuring and integration costs	7,709	(4,231)
Accrued expenses and other	(30,702)	15,962

Net cash provided by operating activities from continuing operations	107,725	108,262
Net cash provided by discontinued operations	15,793	21,483

Net cash provided by operating activities	123,518	129,745
Investing activities:
Capital expenditures	(16,245)	(10,282)
Proceeds from dispositions of property, plant and equipment, net	9,393	3,442
Proceeds from disposition or settlement of businesses, net	6,956	—
(Cash used) proceeds received for acquisitions, net of cash acquired	(14,888)	2,765

Net cash used in continuing operations	(14,784)	(4,075)
Net cash used in discontinued operations	(9,501)	(1,637)

Net cash used in investing activities	(24,285)	(5,712)
Financing activities:
Prepayment of senior subordinated debt	(34,125)	—
Prepayment of term loan debt	(70,000)	(75,000)
Decrease in other credit facilities	(875)	(125)
Proceeds from issuance of common stock	8,599	4,677
Cash dividends	(27,210)	(26,814)

Net cash used in continuing operations	(123,611)	(97,262)
Net cash provided by discontinued operations	516	1,260

Net cash used in financing activities	(123,095)	(96,002)

Effect of exchange rate changes on cash and cash equivalents	(7,594)	511

Net (decrease) increase in cash and cash equivalents	(31,456)	28,542
Cash and cash equivalents at beginning of period	197,513	191,499

Cash and cash equivalents at end of period	$166,057	$220,041

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005, filed with the SEC (the “2004 Form 10-K”). The balance sheet amounts at January 2, 2005 in this report were derived from the Company’s audited 2004 financial statements included in the 2004 Form 10-K. Certain prior period amounts related to discontinued operations have been reclassified to conform to the current-year financial statement presentation. The financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the nine months ended October 2, 2005 and September 26, 2004 are not necessarily indicative of the results for the entire fiscal year.

In June 2005, the Company approved a plan to shut down its Fiber Optics Test Equipment business. In September 2005, the Company approved a plan to dispose of its Fluid Sciences business segment. The Company has accounted for these businesses as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

(2) Subsequent Events

Sale of Fluid Sciences businesses

As discussed in Note 1, the Company approved a plan to dispose of its Fluid Sciences business segment in September 2005. The Fluid Sciences business segment consisted of three businesses — Aerospace, Fluid Testing and Semiconductor. As part of the divestiture process, the Company signed a definitive agreement on October 6, 2005 to sell its Aerospace business to Eaton Corporation for approximately $333 million, subject to regulatory approval and customary closing conditions. On October 26, 2005, the Company entered a definitive agreement to sell substantially all of the assets of its Fluid Testing business to Caleb Brett USA Inc. for approximately $34.5 million. The Fluid Testing asset sale closed on November 10, 2005. In addition, the Company is in discussions to sell its Semiconductor business.

Unsecured Credit Facility

In October 2005, the Company entered into a $350 million unsecured revolving credit facility with a term of five years. The facility replaces the Company’s previous $100 million facility and will be used for general corporate purposes which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances.

Tender Offer

In October 2005, the Company commenced a cash tender offer and consent solicitation for any and all of its outstanding 8 7/8% senior subordinated notes due 2013 (the “8 7/8% Notes”). On October 2, 2005, the 8 7/8%

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes had an outstanding principal amount of $270 million. On November 14, 2005, as part of an early settlement under the tender offer, the Company repurchased $269.9 million of the 8 7/8% Notes.

Several of the events described above will have direct impacts on the financial statements in the fourth quarter. The Company is in the process of computing these.

(3) Acquisitions

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

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the nine-month period ended October 2, 2005, the Company recorded a pre-tax restructuring charge of $6.0 million relating to its Q4 2002 and Integration restructuring plans (each of which is further described below) due to higher than expected costs associated with the closure of facilities, primarily in Europe.

In addition, on June 15, 2005, the Company’s management approved a plan to terminate employees in several locations as the Company shifts resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. The Company completed notifying affected employees on July 1, 2005. As a result of this plan of termination, the Company recorded a pre-tax restructuring charge of $8.2 million during the second quarter of 2005 (the “Q2 2005 Plan”). The principal actions within the Q2 2005 Plan related to a workforce reduction resulting from reorganization activities within the Life and Analytical Sciences and Optoelectronics businesses.

A description of each of the restructuring plans and the activity recorded for the nine-month period ended October 2, 2005 is as follows:

Q2 2005 Plan

During the second quarter of 2005, the Company recognized a $5.3 million restructuring charge in the Life and Analytical Sciences business and a $2.9 million restructuring charge in the Optoelectronics business. The purpose of these restructuring actions was to shift resources into geographic regions and product lines that were more consistent with the Company’s growth strategy. The principal actions in the Q2 2005 Plan comprised headcount reductions resulting from reorganization activities.

The following table summarizes the components of the Q2 2005 Plan activity for the nine-month period ended October 2, 2005:

	Headcount	Severance	Abandonment of Excess Facilities	Total
	(In thousands)
Balance at January 2, 2005	—	$—	$—	$—
Provision	228	8,111	140	8,251
Amounts paid	(225)	(4,536)	(140)	(4,676)

Balance at October 2, 2005	3	$3,575	$—	$3,575

The Company expects that all remaining Q2 2005 Plan actions will be completed by the end of the fourth quarter of 2005.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Q2 2003 Plan

During the second quarter of 2003, the Company recognized a $2.0 million restructuring charge in the Life and Analytical Sciences business and a $0.3 million restructuring charge in the Optoelectronics business (the “Q2 2003 Plan”). The purpose of the restructuring was to further improve performance and take advantage of synergies between the Company’s former Life Sciences and Analytical Instruments businesses. The principal actions in the Q2 2003 Plan included lower headcount due to the continued integration of the Life and Analytical Sciences business in a European manufacturing facility and a customer care center as well as a headcount reduction at one of the Optoelectronics manufacturing facilities to reflect recent declining demand for several product lines.

The following table summarizes the components of the Q2 2003 Plan activity for the nine-month period ended October 2, 2005:

Severance and Separation
(In thousands)
Balance at January 2, 2005	$202
Amounts paid	—

Balance at October 2, 2005	$202

During 2004, the Company completed all actions under the Q2 2003 Plan, with the exception of a headcount reduction of one person that is expected to be complete by the end of 2006.

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

In the nine-month period ended October 2, 2005, the Company recorded an additional provision of $5.3 million for additional costs related to closed facilities due to soft sublease markets, primarily in Europe. The following table summarizes the components of the Q4 2002 Plan for the nine-month period ended October 2, 2005:

	Severance	Abandonment of Excess Facilities	Total
	(In thousands)
Balance at January 2, 2005	$463	$507	$970
Provision	—	5,430	5,430
Amounts paid	(432)	(788)	(1,220)

Balance at October 2, 2005	$31	$5,149	$5,180

The Q4 2002 Plan resulted in the integration of the United States’ Life and Analytical Sciences sales, service and customer care centers, the integration of European customer care and finance centers, the merging of

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a former Life Sciences European manufacturing facility with a former Analytical Instruments European manufacturing facility and the merging of a portion of a former Life Sciences research and development European facility with a former Analytical Instruments European facility.

The Company expects to settle the remaining severance liability under the Q4 2002 Plan in the fourth quarter of 2005. The Company’s current estimates of its lease commitments on unoccupied buildings under the Q4 2002 Plan extend until 2014.

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

The following table summarizes the components of the Q4 2001 Plan for the nine-month period ended October 2, 2005:

Severance
(In thousands)
Balance at January 2, 2005	$1,506
Amounts paid	(310)

Balance at October 2, 2005	$1,196

The remaining liability under the Q4 2001 Plan relates to European benefit obligations and is expected to be paid during 2006.

Integration Charges

As discussed in the Company’s 2004 Form 10-K, the Company established integration reserves relating primarily to the acquisition of Packard. In the nine-month period ended October 2, 2005, the Company recorded an additional provision of $0.6 million for additional costs related to closed facilities due to soft sublease markets, primarily in Europe. While the initial accounting was contemplated in the original purchase price allocation under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the change in estimate in the second quarter of 2005 was charged directly to restructuring.

The following table summarizes the activity in the reserves for the nine-month period ended October 2, 2005:

Abandonment of Excess Facilities
(In thousands)
Accrued integration costs at January 2, 2005	$367
Provision	564
Amounts paid	(330)

Accrued integration costs at October 2, 2005	$601

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The integration activities were completed in 2003 with the exception of payments due on leased facilities exited in 2001. The Company’s current estimates of its lease commitments extend through 2009.

(5) Inventories

Inventories consisted of the following:

	October 2, 2005	January 2, 2005
	(In thousands)
Raw materials	$63,687	$68,228
Work in progress	14,644	13,106
Finished goods	90,301	89,049

Total Inventories	$168,632	$170,383

(6) Debt

In October 2005, the Company entered into a $350.0 million senior unsecured revolving credit facility with a term of five years. This facility replaced the existing senior credit facility. There was no outstanding principal balance under the former senior credit facility at October 2, 2005 or at any other time during the third quarter of 2005. Letters of credit in the aggregate amount of approximately $15 million, originally issued under the senior credit facility, will be treated as issued under the revolving credit facility. Interest rates under the senior unsecured credit facility are based on the Eurocurrency rate plus a margin or the base rate at the time of borrowing. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Fed funds rate plus 50 basis points. The new senior credit facility also contains covenants that require the Company to maintain specific financial ratios, including (i) a minimum interest coverage ratio; and (ii) a maximum total leverage ratio.

On October 2, 2005, the outstanding balance of the Company’s senior subordinated notes (the “8 7/8% Notes”) was $270 million. In the fourth quarter of 2005, the Company commenced and substantially completed a cash tender offer and consent solicitation for any and all of its outstanding 8 7/8% Notes. On November 14, 2005, as part of an early settlement under the tender offer, the Company repurchased $269.9 million of the 8 7/8% Notes. The 8 7/8% Notes were originally guaranteed by certain of the Company’s domestic subsidiaries. As a result of the structure of the new senior revolving credit facility referred to above, the guarantor subsidiaries have been released from the 8 7/8% Notes and the previously provided supplemental financial information will no longer be included with these financial statements.

As described in the footnotes to the Company’s annual report, the Company entered into interest rate swap agreements (the “Swaps”) that effectively converted the fixed interest rate on $200 million of the Company’s 8 7/8% Notes to a variable interest rate which is reset semi-annually in arrears based upon six-month USD LIBOR plus a negotiated spread. The Swaps have been designated as fair value hedges and have been marked to market in the Company’s consolidated financial statements. The fair value of the Swaps as of October 2, 2005 was a loss of $4.7 million. The fair value movements in the Swaps have offset the fair value movements in the debt they have been designated to hedge. On November 10, 2005, the Company terminated the interest rate swaps in conjunction with the tender of the 8 7/8% Notes.

(7) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net income by the

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighted-average number of common shares outstanding plus all potentially dilutive common stock equivalents, primarily shares issuable upon the exercise of stock options using the treasury stock method:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(In thousands)		(In thousands)
Number of common shares — basic	129,543	127,562	129,135	127,123
Effect of dilutive securities
Stock options and employee stock purchase plan	1,487	1,521	1,638	1,788
Restricted stock	261	312	248	319

Number of common shares — diluted	131,291	129,395	131,021	129,230

Number of potentially dilutive securities excluded from calculation due to antidilution	6,786	8,715	7,831	7,140

(8) Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(In thousands)		(In thousands)
Net income	$31,833	$24,014	$80,559	$58,120
Other comprehensive (loss) income:
Foreign currency translation adjustments	(296)	7,608	(42,608)	(626)
Unrealized gains (losses) on securities, net of tax	73	(11)	(72)	(319)

	(223)	7,597	(42,680)	(945)

Comprehensive income	$31,610	$31,611	$37,879	$57,175

The components of accumulated other comprehensive income were as follows:

	October 2, 2005	January 2, 2005
	(In thousands)
Foreign currency translation adjustments	$39,650	$82,258
Minimum pension liability	(25,025)	(25,025)
Unrealized gains on securities	45	117

Accumulated other comprehensive income	$14,670	$57,350

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

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Optoelectronics. The Company provides a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

As described in Note 10, in the third quarter of 2005, the Company discontinued the operations of its Fluid Sciences segment. Accordingly, results from this segment are excluded from the discussion below.

Sales and operating profit by segment are shown in the table below:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(In thousands)		(In thousands)
Life & Analytical Sciences
Sales	$259,083	$243,704	$794,634	$750,820
Operating profit	26,716	18,914	64,341	57,032
Optoelectronics
Sales	102,818	97,897	297,636	277,576
Operating profit	20,318	17,721	45,863	43,876
Other
Operating loss	(6,332)	(4,386)	(19,965)	(15,845)
Continuing Operations
Sales	$361,901	$341,601	$1,092,270	$1,028,396
Operating profit	40,702	32,249	90,239	85,063

(10) Discontinued Operations

As part of its continued efforts to focus on higher growth opportunities, the Company has discontinued certain businesses and accounted for them as discontinued operations in accordance with SFAS No. 144. The results of operations and related cash flows have been presented as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying balance sheets as of October 2, 2005 and January 2, 2005.

2005 Discontinued Operations

In September 2005, the Board of Directors approved a plan to divest the Company’s Fluid Sciences business segment. The Fluid Sciences business segment consisted of three businesses — Aerospace, Fluid Testing and Semiconductor. As part of the divesting process, the Company signed a definitive agreement on October 6, 2005 to sell its Aerospace business, subject to regulatory approval and customary closing conditions. On October 26, 2005, the Company entered a definitive agreement to sell substantially all of the assets of its Fluid Testing business to Caleb Brett USA Inc. The Fluid Testing asset sale closed on November 10, 2005. In addition, the Company is in discussions to sell its Semiconductor business.

In June 2005, senior management approved a plan to shut down the Company’s Fiber Optics Test Equipment business. The results of this business were previously reported as part of the Optoelectronics reporting segment. The shut-down of this business resulted in a $5.2 million loss related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value. In August 2005, certain assets that were previously written down were subsequently sold resulting in a gain of $0.1 million. These activities have been recognized in the gain (loss) on dispositions in the three and nine months ended October 2, 2005.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 and Prior Discontinued Operations

In 2004, the Company’s Board of Directors approved a plan to shut down its Computer-To-Plate business, its Electroformed Products business and sell its Ultraviolet Lighting business. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. During the third quarter of 2005, the Electroformed Products business recorded a gain of $0.1 million related to the sale of previously written-off assets.

During the nine-month period ended October 2, 2005 the Company settled various claims under certain long-term contracts with the Company’s former Technical Services business, which was sold in August 1999. The net settlements resulted in a gain of $0.4 million that was recognized in the nine months ended October 2, 2005. This amount has been included in gain (loss) on dispositions of discontinued operations.

The table below summarizes the gains and losses on dispositions of discontinued operations, as discussed above:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(In thousands)		(In thousands)
Gain (Loss) on Fiber Optics Test Equipment business	$126	$—	$(5,025)	$—
Loss on Computer-To-Plate business	—	(1,354)	—	(1,354)
Gain (loss) on Electroformed Products business	94	—	10	(1,160)
Gain on contract settlements associated with the Technical Services business	30	730	430	1,487
Net (loss) gain on dispositions of other discontinued operations	(36)	183	340	254

Net gain (loss) on dispositions of discontinued operations before income taxes	214	(441)	(4,245)	(773)
Provision (benefit) for income taxes	26	(172)	292	(306)

Gain (loss) on dispositions of discontinued operations, net of income taxes	$188	$(269)	$(4,537)	$(467)

Summary operating results of the discontinued operations of the Fluid Sciences, Fiber Optics Test Equipment, Computer-To-Plate, Electroformed Products and Ultraviolet Lighting businesses for the periods prior to disposition were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(In thousands)		(In thousands)
Sales	$58,271	$62,110	$169,999	$183,655
Costs and expenses	49,140	51,877	147,557	158,607

Operating income from discontinued operations	9,131	10,233	22,442	25,048
Other loss, net	528	559	1,149	1,159

Operating income from discontinued operations before income taxes	8,603	9,674	21,293	23,889
Provision for income taxes	3,103	3,785	7,956	9,787

Income from discontinued operations, net of taxes	$5,500	$5,889	$13,337	$14,102

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Stock-Based Compensation

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

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

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(In thousands, except per share)		(In thousands, except per share)
Net income as reported	$31,833	$24,014	$80,559	$58,120
Add: Stock-based employee compensation expense included in net income, net of related tax effects	390	(179)	1,525	717
Deduct: Total stock-based employee compensation expense determined under fair market value method for all awards, net of related tax effects	(2,028)	(3,919)	(8,909)	(12,615)

Pro forma net income	$30,194	$19,916	$73,175	$46,222

Earnings per share:
Basic — as reported	$0.25	$0.19	$0.62	$0.46
Basic — pro forma	$0.23	$0.16	$0.57	$0.36
Diluted — as reported	$0.24	$0.19	$0.62	$0.45
Diluted — pro forma	$0.23	$0.15	$0.56	$0.36

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

The changes in the carrying amount of goodwill for the period ended October 2, 2005 from January 2, 2005 are as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Balance, January 3, 2005	$1,005,224	$37,803	$1,043,027
Foreign currency translation	(28,671)	(1,678)	(30,349)
Elcos acquisition		13,666	13,666
Purchase accounting adjustment	1,546	—	1,546

Balance, October 2, 2005	$978,099	$49,791	$1,027,890

In the third quarter of 2005, the Company settled two earnout cases in connection with minor acquisitions resulting in the payment of approximately $1.5 million.

Intangible asset balances at October 2, 2005 and January 2, 2005 were as follows:

	October 2, 2005	January 2, 2005
	(In thousands)
Patents	$91,601	$91,778
Less: Accumulated depreciation	(40,063)	(33,390)

Net patents	51,538	58,388

Licenses	48,797	49,439
Less: Accumulated depreciation	(21,647)	(17,809)

Net licenses	27,150	31,630

Core technology	209,202	200,567
Less: Accumulated depreciation	(68,140)	(57,599)

Net core technology	141,062	142,968

Net amortizable intangible assets	219,750	232,986
Non-amortizing intangible assets, primarily trademarks and trade names	159,165	159,033

Totals	$378,915	$392,019

(13) Warranty Reserves

The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. A summary of warranty reserve activity for the three and nine months ended October 2, 2005 and September 26, 2004 is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(In thousands)		(In thousands)
Balance beginning of period	$9,514	$9,702	$9,862	$9,438
Provision	3,365	3,041	10,039	9,456
Charges	(3,425)	(3,589)	(10,175)	(9,645)
Other	(37)	74	(309)	(21)

Balance end of period	$9,417	$9,228	$9,417	$9,228

(14) Employee Benefit Plans

Net periodic benefit cost (credit) included the following components for the three and nine months ended October 2, 2005 and September 26, 2004:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(In thousands)
Service cost	$1,585	$1,534	$34	$24
Interest cost	5,614	5,491	125	136
Expected return on plan assets	(5,596)	(5,598)	(197)	(224)
Net amortization and deferral	1,131	483	(123)	(126)

Net periodic benefit cost (credit)	$2,734	$1,910	$(161)	$(190)

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(In thousands)
Service cost	$4,919	$4,584	$102	$93
Interest cost	17,087	16,423	375	392
Expected return on plan assets	(16,907)	(16,751)	(591)	(579)
Net amortization and deferral	3,361	1,444	(369)	(361)

Net periodic benefit cost (credit)	$8,460	$5,700	$(483)	$(455)

(15) Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $3.8 million as of October 2, 2005, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to ten years. As assessments and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. While it is reasonably possible that a material loss exceeding the amounts recorded may be incurred, the potential exposure is not expected to be materially different than the amounts recorded.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham PLC, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that the Company has breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. On May 28, 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. Enzo served its new complaint on July 16, 2003, and the Company subsequently filed an answer denying the substantive allegations and including a counterclaim alleging that Enzo’s patents are invalid. During the third quarter 2005, fact discovery was largely completed and a Markman hearing was conducted regarding the construction of the claims in Enzo’s patents. The court has not yet issued its decision regarding claim construction or set a date for trial.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against a subsidiary of the Company, alleging that the Company’s ViewLux™ and certain of its Image FlashPlates™ infringe two of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham Plc filed a complaint against two of the Company’s United Kingdom based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the Company’s same products infringe Amersham’s European (United Kingdom) patent granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. The Company subsequently filed answers in both cases denying the substantive allegations and including affirmative defenses and counterclaims. On October 29, 2003, the Company filed a complaint, which was subsequently amended, against Amersham Biosciences Corp. in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of the Company’s patents related to high-throughput screening (the “MA case”). The Company seeks injunctive and monetary relief. Amersham subsequently filed an answer denying the substantive allegations and including affirmative defenses and counterclaims. Trial before a judge in the UK case has been scheduled to begin on November 30. In the NJ case, discovery regarding issues of liability, which were bifurcated from issues of damages, has been largely completed and the parties await the Markman hearing on claim construction, for which briefing has been completed. In the MA case, discovery began in October 2005.

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

The Company and certain of its officers were named as defendants in a purported securities class action lawsuit filed in July 2002, and the Company and certain of its officers and directors were named as defendants in a purported derivative lawsuit filed in June 2004. On November 7, 2005, these lawsuits were dismissed. Further information with respect to these lawsuits is contained in Part II, Item I. Legal Proceedings of this quarterly report.

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

The Company is subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. In the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at October 2, 2005, should not have a material adverse effect on the Company’s consolidated financial statements.

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

Overview

We are a leading provider of scientific instruments, consumables and services to the pharmaceutical, biomedical, academic research, environmental testing and general industrial markets, commonly referred to as the health sciences and photonics markets. We design, manufacture, market and service products and systems within two businesses, each constituting one reporting segment:

•	Life and Analytical Sciences. We are a leading provider of drug discovery, genetic screening, and environmental and chemical analysis tools, including instruments, reagents, consumables, and services.

•	Optoelectronics. We provide a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

The health sciences markets include genetic screening, environmental, service, biopharma, and medical imaging. The photonics markets include specialty lighting and sensor applications sold into the consumer electronics, safety and security, military/aerospace and other end markets

Significant Developments

Fluid Sciences Divestiture. In September 2005, our Board approved a plan to divest our Fluid Sciences business segment to increase our strategic focus on our Life and Analytical Sciences and Optoelectronics businesses. The Fluid Sciences business segment consisted of three businesses — Aerospace, Fluid Testing and Semiconductor. As part of the divestiture process, we signed a definitive agreement on October 6, 2005 to sell our Aerospace business to Eaton Corporation for approximately $333 million, subject to regulatory approval and customary closing conditions. On October 26, 2005, we entered into a definitive agreement to sell substantially all of the assets of our Fluid Testing business to Caleb Brett USA Inc. for approximately $34.5 million. The Fluid Testing asset sale closed on November 10, 2005. In addition, we are in discussions to sell our Semiconductor business.

Unsecured Credit Facility. In October 2005, we entered into a $350 million unsecured senior revolving credit facility with a term of five years. The facility replaces our previous $100 million facility and will be used for general corporate purposes which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances.

Tender Offer. In October 2005, we commenced a cash tender offer and consent solicitation for any and all of our outstanding 8 7/8% senior subordinated notes due 2013 (the “8 7/8% Notes”). On October 2, 2005, the 8 7/8% Notes had an outstanding balance of $270 million. On November 14, 2005, as part of an early settlement under the tender offer, we repurchased $269.9 million of the 8 7/8% Notes.

Key Management Promotions. In October 2005, we announced that Robert F. Friel, our current Executive Vice President and Chief Financial Officer, was appointed Vice Chairman of PerkinElmer, Inc. and will join our

Board of Directors. In addition, Jeffrey D. Capello, our Vice President — Finance and Chief Accounting Officer, was appointed Senior Vice President and Chief Financial Officer. Mr. Capello will retain his position as Chief Accounting Officer. The management and Board appointments will be effective January 1, 2006.

Consolidated Results of Continuing Operations

Sales

Sales for the third quarter of 2005 were $361.9 million, versus $341.6 million for the third quarter of 2004, an increase of $20.3 million, or 6%. Changes in foreign exchange rates had an immaterial impact on sales in the third quarter of 2005, as compared to the third quarter of 2004. This increase in sales reflects a $15.4 million, or 6%, increase in our Life and Analytical Sciences segment sales. Our Optoelectronics segment sales grew $4.9 million, or 5% and include $3.2 million from the acquisition of Elcos.

Sales for the nine-month period ended October 2, 2005 were $1,092.3 million, versus $1,028.4 million for the nine-month period ended September 26, 2004, an increase of $63.9 million, or 6%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $12.7 million in the nine-month period ended October 2, 2005, as compared to the nine-month period ended September 26, 2004. This increase in sales reflects a $43.8 million, or 6%, increase in our Life and Analytical Sciences segment sales, which includes approximately $11.5 million in sales attributable to favorable changes in foreign exchange rates compared to the nine-month period ended September 26, 2004. Our Optoelectronics segment sales grew $20.1 million, or 7%, including approximately $1.3 million in sales attributable to favorable changes in foreign exchange rates compared to the nine-month period ended September 26, 2004 as well as $9.6 million resulting from the acquisition of Elcos.

Cost of Sales

Cost of sales for the third quarter of 2005 was $204.5 million, versus $198.6 million for the third quarter of 2004, an increase of $5.9 million, or 3%. As a percentage of sales, cost of sales decreased to 56.5% in the third quarter of 2005 from 58.1% in the third quarter of 2004, resulting in an increase in gross margin of 160 basis points from 41.9% in the third quarter of 2004 to 43.5% in the third quarter of 2005. The increase in gross margin percentage was primarily attributable to increases in gross margins at our Life and Analytical Sciences and Optoelectronics segments driven by higher volume and productivity improvements.

Cost of sales for the nine-month period ended October 2, 2005 was $621.0 million, versus $597.1 million for the nine-month period ended September 26, 2004, an increase of $23.9 million, or 4%. As a percentage of sales, cost of sales decreased to 56.9% in the nine-month period ended October 2, 2005 from 58.1% in the nine-month period ended September 26, 2004, resulting in an increase in gross margin of 120 basis points from 41.9% in the nine-month period ended September 26, 2004, to 43.1% in the nine-month period ended October 2, 2005. The increase in gross margin was primarily attributable to increases in gross margins in our Life and Analytical Sciences and Optoelectronics driven by increased volume and productivity improvements.

Research and Development Expenses

Research and development expenses for the third quarter of 2005 were $21.8 million versus $20.4 million for the third quarter of 2004, an increase of $1.4 million, or 7%. As a percentage of sales, research and development expenses remained at 6.0% in both the third quarter of 2005 and the third quarter of 2004. We expect our research and development efforts to continue to emphasize the health sciences end markets.

Research and development expenses for the nine-month period ended October 2, 2005 were $66.7 million versus $60.7 million for the nine-month period ended September 26, 2004, an increase of $6.0 million, or 10%. As a percentage of sales, research and development expenses increased to 6.1% in the nine-month period ended October 2, 2005, from 5.9% in the nine-month period ended September 26, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2005 were $87.7 million versus $83.4 million for the third quarter of 2004, an increase of $4.3 million, or 5%. As a percentage of sales, selling, general and administrative expenses decreased 20 basis points from 24.4% in the third quarter of 2004 to 24.2% in the third quarter of 2005. The decrease as a percentage of sales of 20 basis points in the third quarter of 2005, as compared to the third quarter of 2004, was primarily the result of increased fixed cost leverage and cost controls.

Selling, general and administrative expenses for the nine-month period ended October 2, 2005 were $278.4 million versus $264.8 million for the nine-month period ended September 26, 2004, an increase of $13.6 million, or 5%. As a percentage of sales, selling, general and administrative expenses decreased 30 basis points from 25.8% in the nine-month period ended September 26, 2004 to 25.5% in the nine-month period ended October 2, 2005. The decrease as a percentage of sales of 30 basis points in the nine-month period ended October 2, 2005, as compared to the nine-month period ended September 26, 2004, was the result of increased fixed cost leverage and cost controls, offset in part by an increase in the number of sales and service people in both higher growth regions of the world and higher growth product lines.

Restructuring, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of our business units. Restructuring actions in 2001 and 2002 were recorded in accordance with Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Restructuring actions taken since 2002 were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The principal actions associated with these plans related to workforce reductions and overhead reductions resulting from reorganization activities, including the closure of certain manufacturing and selling facilities. Details of these plans are discussed more fully in our 2004 Form 10-K.

For the nine-month period ended October 2, 2005, we recorded a pre-tax restructuring charge of $6.0 million relating to our Q4 2002 and Integration restructuring plans (each of which is further described below) due to higher than expected costs associated with the closure of facilities, primarily in Europe.

In addition, on June 15, 2005, our management approved a plan to terminate employees in several locations as we shift resources into geographic regions and product lines that are more consistent with our growth strategy. We completed notifying affected employees on July 1, 2005. As a result of this plan of termination, we recorded a pre-tax restructuring charge of $8.2 million during the second quarter of 2005 (the “Q2 2005 Plan”). The principal actions within the Q2 2005 Plan related to a workforce reduction resulting from reorganization activities within the Life and Analytical Sciences and Optoelectronics businesses.

A description of each of the restructuring plans and the activity recorded for the nine-month period ended October 2, 2005 is as follows:

Q2 2005 Plan

During the second quarter of 2005, we recognized a $5.3 million restructuring charge in the Life and Analytical Sciences business and $2.9 million restructuring charge in the Optoelectronics business. The purpose of these restructuring actions was to shift resources into geographic regions and product lines that were more consistent with our growth strategy. The principal actions in the Q2 2005 Plan comprised headcount reductions resulting from reorganization activities.

The following table summarizes the components of the Q2 2005 Plan activity for the nine-month period ended October 2, 2005:

	Headcount	Severance	Abandonment of Excess Facilities	Total
		(In thousands)
Balance at January 2, 2005	—	$—	$—	$—
Provision	228	8,111	140	8,251
Amounts paid	(225)	(4,536)	(140)	(4,676)

Balance at October 2, 2005	3	$3,575	—	$3,575

We expect that all remaining Q2 2005 Plan actions will be completed by the end of the fourth quarter of 2005.

Q2 2003 Plan

During the second quarter of 2003, we recognized a $2.0 million restructuring charge in the Life and Analytical Sciences business and a $0.3 million restructuring charge in the Optoelectronics business (the “Q2 2003 Plan”). The purpose of the restructuring was to further improve performance and take advantage of synergies between our former Life Sciences and Analytical Instruments businesses. The principal actions in the Q2 2003 Plan included lower headcount due to the continued integration of the Life and Analytical Sciences business in a European manufacturing facility and a customer care center as well as a headcount reduction at one of the Optoelectronics manufacturing facilities to reflect recent declining demand for several product lines.

The following table summarizes the components of the Q2 2003 Plan activity for the nine-month period ended October 2, 2005:

Severance and Separation
(In thousands)
Balance at January 2, 2005	$202
Amounts paid	—

Balance at October 2, 2005	$202

During 2004, we completed all actions under the Q2 2003 Plan, with the exception of a headcount reduction of one person that is expected to be complete by the end of 2006.

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

In the nine-month period ended October 2, 2005, we recorded an additional provision of $5.3 million for additional costs related to closed facilities due to soft sublease markets, primarily in Europe. The following table summarizes the components of the Q4 2002 Plan for the nine-month period ended October 2, 2005:

	Severance	Abandonment of Excess Facilities	Total
	(In thousands)
Balance at January 2, 2005	$463	$507	$970
Provision	—	5,430	5,430
Amounts paid	(432)	(788)	(1,220)

Balance at October 2, 2005	$31	$5,149	$5,180

The Q4 2002 Plan resulted in the integration of our United States’ Life and Analytical Sciences sales, service and customer care centers, the integration of European customer care and finance centers, the merging of a former Life Sciences European manufacturing facility with a former Analytical Instruments European manufacturing facility and the merging of a portion of a former Life Sciences research and development European facility with a former Analytical Instruments European facility.

We expect to settle the remaining severance liability under the Q4 2002 Plan in the fourth quarter of 2005. Our current estimate of our lease commitments on unoccupied buildings under the Q4 2002 Plan extend until 2014.

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

The following table summarizes the components of the Q4 2001 Plan for the nine-month period ended October 2, 2005:

Severance
(In thousands)
Balance at January 2, 2005	$1,506
Amounts paid	(310)

Balance at October 2, 2005	$1,196

The remaining liability under the Q4 2001 Plan relates to European benefit obligations and is expected to be paid during 2006.

Integration Charges

As discussed in our 2004 Form 10-K, in the fourth quarter of 2001, we established integration reserves relating primarily to the acquisition of Packard. In the nine-month period ended October 2, 2005, we recorded an additional provision of $0.6 million for additional costs related to closed facilities due to soft sublease markets, primarily in Europe. While the initial accounting was contemplated in the original purchase price allocation under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the change in estimate in the second quarter of 2005 was charged directly to restructuring.

The following table summarizes the activity in the reserves for the nine-month period ended October 2, 2005:

Abandonment of Excess Facilities
(In thousands)
Accrued integration costs at January 2, 2005	$367
Provision	564
Amounts paid	(330)

Accrued integration costs at October 2, 2005	$601

The integration activities were completed in 2003 with the exception of payments due on leased facilities exited in 2001. Our current estimates of our lease commitments extend through 2009.

Amortization of Intangible Assets

Amortization of intangible assets was $7.2 million for the third quarter of 2005, versus $6.9 million for the third quarter of 2004. The $0.3 million increase in the third quarter of 2005 compared to the third quarter of 2004 primarily related to increased amortization in our Optoelectronics segment as a result of our acquisition of Elcos in the first quarter of 2005.

Amortization of intangible assets was $21.6 million for the nine months ended October 2, 2005, versus $20.7 million for the nine months ended September 26, 2004. The $0.9 million increase for the first nine months of 2005 compared to the first nine months of 2004 primarily related to increased amortization in our Optoelectronics segment as a result of our acquisition of Elcos in the first quarter of 2005. The nine-month period ended October 2, 2005 includes a $0.2 million charge for in-process research and development related to the Elcos acquisition.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(In thousands)		(In thousands)
Interest Income	$(489)	$(615)	$(1,778)	$(1,452)
Interest Expense	6,886	9,043	22,462	27,241
Extinguishment of Debt	—	345	6,210	1,877
Gains on Dispositions of Investments, net	(400)	—	(5,844)	—
Other	96	(743)	581	(932)

	$6,093	$8,030	$21,631	$26,734

Interest and other expense, net for the three months ended October 2, 2005 was $6.1 million, versus $8.0 million for the three months ended September 26, 2004, a decrease of $1.9 million or 24%. The decrease in interest and other expense, net in the third quarter of 2005 as compared to the third quarter of 2004 was primarily due to debt reductions in the second quarter of 2005, including the $70 million final payment of the senior credit facility that we terminated on October 31, 2005 and the repurchase of $30 million of our 8 7/8% Notes. Gains on dispositions of investments increased $0.4 million due to the sale of an investment in Agencourt Personal Genomics. For nine months ended October 2, 2005, interest and other expense, net was $21.6 million versus $26.7 million for the comparable period in 2004, a decrease of $5.1 million, or 19%. The decrease primarily relates to the lower average outstanding balances on the senior credit facility that we terminated on October 31, 2005 and the gain on the sale of an investment in Agencourt Personal Genomics, partially offset by the premium related to the repurchase of $30 million of our 8 7/8% Notes. A discussion of our liquidity and our prospective borrowing costs is set forth below under the heading “Liquidity and Capital Resources”.

Provision/Benefit for Income Taxes

The third quarter 2005 provision for income taxes was $8.5 million, versus a provision of $5.8 million for the third quarter of 2004. The effective tax rate for the third quarter of 2005 was 24.5%, versus an effective tax rate of 24.1% for the third quarter of 2004. The higher continuing operations effective tax rate for the third quarter of 2005 compared to the third quarter of 2004 is due primarily to decreasing U.S. losses.

The benefit for income taxes was $3.2 million for the nine-month period ended October 2, 2005, compared to a provision for income taxes of $13.8 million for the nine-month period ended September 26, 2004. During the nine months ended October 2, 2005, our continuing operations effective tax rate was reduced, in aggregate, by discrete items totaling approximately $19.9 million. Without the benefit of these discrete items, our tax provision for the nine-month period ended October 2, 2005 would have been $16.7 million.

Without the impact of the discrete items, our continuing operations effective tax rate for the nine months ended October 2, 2005 and September 26, 2004 were 24.3% and 23.7%, respectively. The reported benefit from income taxes for the nine months ended October 2, 2005 of $3.2 million was affected by a benefit from the settlement of income tax audits of $26.5 million and the provision for repatriated earnings of $6.6 million, resulting in a provision before the effect of discrete items of $16.7 million. The higher continuing operations effective tax rate for the first nine months of 2005 compared to 2004, excluding the effects of the discrete items, is due to decreasing U.S. losses.

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

Discontinued Operations

As part of our continued efforts to focus on higher growth opportunities, we have discontinued certain businesses and accounted for them as discontinued operations in accordance with SFAS No. 144. The results of operations and related cash flows have been presented as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying balance sheets as of October 2, 2005 and January 2, 2005.

2005 Discontinued Operations

In September 2005, our Board of Directors approved a plan to divest our Fluid Sciences business segment. The Fluid Sciences business segment consisted of three businesses — Aerospace, Fluid Testing and Semiconductor. As part of the divestiture process, we signed a definitive agreement on October 6, 2005 to sell our Aerospace business, subject to regulatory approval and customary closing conditions. On October 26, 2005, we entered a definitive agreement to sell substantially all of the assets of our Fluid Testing business to Caleb Brett USA Inc. The Fluid Testing asset sale closed on November 10, 2005. In addition, we are in discussions to sell our Semiconductor business. We will record the impact on the sales of such businesses in the fourth quarter at the point in time that a transaction closes.

In June 2005, our senior management approved a plan to shut down our Fiber Optics Test Equipment business. The results of this business were previously reported as part of the Optoelectronics reporting segment. The shut-down of this business resulted in a $5.2 million loss related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value. In August 2005, certain assets that were previously written down were subsequently sold resulting in a gain of $0.1 million. These activities have been recognized in the gain (loss) on dispositions in the three and nine months ended October 2, 2005.

2004 and Before — Discontinued Operations

In 2004, our Board of Directors approved a plan to shut down our Computer-To-Plate business, Electroformed Products business and sell our Ultraviolet Lighting business. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. During the third quarter of 2005, our Electroformed Products business recorded a gain of $0.1 million related to the sale of previously written-off assets.

During the nine-month period ended October 2, 2005 we settled various claims under certain long-term contracts with our former Technical Services business, which was sold in August 1999. The net settlements resulted in a gain of $0.4 million that was recognized in the nine months ended October 2, 2005. This amount has been included in gain (loss) on dispositions of discontinued operations.

The table below summarizes the gains and losses on dispositions of discontinued operations, as discussed above:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(In thousands)		(In thousands)
Gain (Loss) on Fiber Optics Test Equipment business	$126	$—	$(5,025)	$—
Loss on Computer-To-Plate business	—	(1,354)	—	(1,354)
Gain (loss) on Electroformed Products business	94	—	10	(1,160)
Gain on contract settlements associated with the Technical Services business	30	730	430	1,487
Net (loss) gain on disposition of other discontinued operations	(36)	183	340	254

Net gain (loss) on dispositions of discontinued operations before income taxes	214	(441)	(4,245)	(773)
Provision (benefit) for income taxes	26	(172)	292	(306)

Gain (loss) on dispositions of discontinued operations, net of income taxes	$188	$(269)	$(4,537)	$(467)

Summary operating results of the discontinued operations of our Fluid Sciences, Fiber Optics Test Equipment, Computer-To-Plate, Electroformed Products and Ultraviolet Lighting businesses for the periods prior to disposition were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(In thousands)		(In thousands)
Sales	$58,271	$62,110	$169,999	$183,655
Costs and expenses	49,140	51,877	147,557	158,607

Operating income from discontinued operations	9,131	10,233	22,442	25,048
Other loss, net	528	559	1,149	1,159

Operating income from discontinued operations before income taxes	8,603	9,674	21,293	23,889
Provision for income taxes	3,103	3,785	7,956	9,787

Income from discontinued operations, net of taxes	$5,500	$5,889	$13,337	$14,102

Contingencies

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $3.8 million as of October 2, 2005, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a potentially responsible party, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations or cash flows. While it is reasonably possible that a material loss exceeding the amounts recorded may be incurred, we do not expect the potential exposure to be materially different from the amounts we recorded.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham PLC, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma- Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. On May 28, 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. Enzo served its new complaint on July 16, 2003, and we subsequently filed an answer denying the substantive allegations and including a counterclaim alleging that Enzo’s patents are invalid. During the third quarter 2005, fact discovery was largely completed and a Markman hearing was conducted regarding the construction of the claims in Enzo’s patents. The court has not yet issued its decision regarding claim construction or set a date for trial.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against one of our subsidiaries alleging that our ViewLux™ and certain of our Image FlashPlates™ infringe two of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham Plc filed a complaint against two of our United Kingdom based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the same products infringe Amersham’s European (United Kingdom) patent granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. We subsequently filed answers in both cases denying the substantive allegations and including affirmative defenses and counterclaims. On October 29, 2003, we filed a complaint, which was subsequently amended, against Amersham Biosciences Corp. in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of our patents related to high-throughput screening (the “MA case”). We seek injunctive and monetary relief. Amersham subsequently filed an answer denying the substantive allegations and including affirmative defenses and counterclaims. Trial before a judge in the UK case has been scheduled to begin on November 30. In the NJ case, discovery regarding issues of liability, which were bifurcated from issues of damages, has been largely completed and the parties await the Markman hearing on claim construction, for which briefing has been completed. In the MA case, discovery began in October 2005.

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

We and certain of our officers were named as defendants in a purported securities class action lawsuit filed in July 2002, and we and certain of our officers and directors were named as defendants in a purported derivative lawsuit filed in June 2004. On November 7, 2005, these lawsuits were dismissed. Further information with respect to these lawsuits is contained in Part II, Item 1. Legal Proceedings of this quarterly report.

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

We are subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. In the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at October 2, 2005, should not have a material adverse effect on our consolidated financial statements.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

Sales for the third quarter of 2005 were $259.1 million, versus $243.7 million for the third quarter of 2004, an increase of $15.4 million, or 6%. Changes in foreign exchange rates had an immaterial impact on sales in the third quarter of 2005, as compared to the third quarter of 2004. The analysis in the remainder of this paragraph compares selected sales by market and product type for the third quarter of 2005, as compared to the third quarter of 2004, and includes the effect of foreign exchange rate fluctuations. Sales to genetic screening customers increased $6.2 million, our OneSource™ laboratory service sales increased by $5.8 million and sales to environmental and chemical analysis customers increased $4.5 million. These increases were offset by decreases in sales to biopharmaceutical customers which decreased $1.1 million. Sales by type of product included increases in instruments of $7.8 million, service of $5.8 million and consumables of $1.8 million.

Sales for the nine-month period ended October 2, 2005 were $794.6 million, versus $750.8 million for the nine-month period ended September 26, 2004, an increase of $43.8 million, or 6%. Changes in foreign exchange rates, primarily the Euro, increased sales by approximately $11.5 million in the nine-month period ended October 2, 2005, as compared to the nine-month period ended September 26, 2004. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the nine-month period ended October 2, 2005, as compared to the nine-month period ended September 26, 2004, and includes the effect of foreign exchange rate fluctuations. Our OneSource™ laboratory service sales increased by $17.2 million, sales to genetic screening customers increased $14.7 million, and sales to environmental and chemical analysis customers increased $12.8 million, while sales to biopharmaceutical customers decreased $0.9 million. Sales by type of product included increases in sales of instruments of $19.2 million, service of $17.2 million and consumables of $7.4 million.

Operating profit for the third quarter of 2005 was $26.7 million, versus $18.9 million for the third quarter of 2004, an increase of $7.8 million, or 41%. The increase in operating profit in the third quarter of 2005 as compared to the third quarter of 2004 was primarily the result of increased sales volume and productivity improvements. Amortization of intangible assets was $6.5 million for the third quarter of 2005 and $6.6 million for the third quarter of 2004.

Operating profit for the nine-month period ended October 2, 2005 was $64.3 million, versus $57.0 million for the nine-month period ended September 26, 2004, an increase of $7.3 million, or 13%. The increase in operating profit in the nine-month period ended October 2, 2005 as compared to the nine-month period ended September 26, 2004 was primarily the result of increased sales volume and productivity improvements, offset by an $11.0 million restructuring charge in the second quarter of 2005. Amortization of intangible assets was $19.6 million for the nine-month period ended October 2, 2005 and $19.7 million for the nine-month period ended September 26, 2004.

Optoelectronics

Sales for the third quarter of 2005 were $102.8 million, versus $97.9 million for the third quarter of 2004, an increase of $4.9 million, or 5%. Changes in foreign exchange rates decreased sales by $0.4 million in the third quarter of 2005, as compared to the third quarter of 2004. The acquisition of Elcos increased sales by approximately $3.2 million in the third quarter of 2005, as compared to the third quarter of 2004. The analysis in the remainder of this paragraph compares selected sales by product type for the third quarter of 2005, as compared to the third quarter of 2004, and includes the effect of foreign exchange fluctuations. Sales within our specialty lighting product line increased $3.6 million, sales of digital imaging products increased by $1.7 million, sales within our sensors product line increased $0.7 million. These increases were offset by decreases of $1.1 million in other product lines, primarily lithography.

Sales for the nine-month period ended October 2, 2005 were $297.6 million, versus $277.6 million for the nine-month period ended September 26, 2004, an increase of $20.0 million, or 7%. Changes in foreign exchange rates increased sales by approximately $1.3 million in the nine-month period ended October 2, 2005, as compared to the nine-month period ended September 26, 2004. The acquisition of Elcos increased sales by approximately $9.6 million in the nine-month period ended October 2, 2005, as compared to the nine-month period ended September 26, 2004. The following analysis in the remainder of this paragraph compares selected sales by product type for the nine-month period ended October 2, 2005, as compared to the nine-month period ended September 26, 2004, and includes the effect of foreign exchange fluctuations and the Elcos acquisition. Sales of digital imaging products increased by $10.3 million, sales within our specialty lighting product line increased $8.8 million, and sales within our sensors product line increased $6.3 million, offset by decreases of $5.4 million primarily in our lithography product line.

Operating profit for the third quarter of 2005 was $20.3 million, versus $17.7 million for the third quarter of 2004, an increase of $2.6 million, or 15%. The increase in operating profit in the third quarter of 2005, as compared to the third quarter of 2004, was primarily the result of increased sales volume and net productivity improvements. Amortization of intangible assets was $0.6 million for the third quarter of 2005 and $0.3 million for the third quarter of 2004.

Operating profit for the nine-month period ended October 2, 2005 was $45.9 million, versus $43.9 million for the nine-month period ended September 26, 2004, an increase of $2.0 million, or 5%. The increase in operating profit in the nine-month period ended October 2, 2005, as compared to the nine-month period ended September 26, 2004, was primarily the result of increased sales volume and net productivity improvements, offset by a $3.2 million restructuring charge in the second quarter of 2005. Amortization of intangible assets was $2.0 million for the nine-month period ended October 2, 2005 and $0.9 million for the nine-month period ended September 26, 2004. The nine-month period ended October 2, 2005 also included a $0.2 million charge for in-process research and development related to the Elcos acquisition.

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

Our Board recently reaffirmed that the Company is authorized to repurchase up to 10 million shares of our common stock from time to time on the open market or in privately negotiated transactions. The repurchase program will be in place for three years. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our stock plans and for other corporate programs. The repurchase program will be funded using our existing financial resources, including cash and cash equivalents. At October 2, 2005, we had cash and cash equivalents of approximately $166.1 million. We have approximately 131 million shares of common stock outstanding as of November 7, 2005.

Cash Flows

Operating Activities. Net cash generated by continuing operations operating activities was $107.7 million for the nine months ended October 2, 2005, compared to $108.3 million for the nine months ended September 26, 2004. Principal contributors to the generation of cash from operating activities during the nine months ended October 2, 2005 were net income from continuing operations of $71.8 million and depreciation and amortization of $51.5 million. These amounts were offset in part by a net increase in working capital accounts of $2.6 million. Contributing to the net increase in working capital in the nine months ended October 2, 2005 was an increase in accounts receivable of $2.7 million and an increase in inventory of $2.7 million, offset in part by a $2.8 million increase in accounts payable. There was no incremental use of our accounts receivable securitization facility during the first nine months of 2005, which totaled $45.0 million at both October 2, 2005 and January 2, 2005. Net cash used for changes in accrued expenses, restructuring, other assets and liabilities and other items totaled $13.0 million during the first nine months of 2005, and primarily relates to timing of salary and benefit related payments and a decrease in tax-related accruals.

Investing Activities. Net cash used in continuing operations investing activities was $14.8 million in the nine months ended October 2, 2005, compared to $4.1 million of cash used in the nine months ended September 26, 2004. Included in the first nine months of 2005 was $14.9 million of net cash used for the purchase of Elcos AG and related earnout payments and capital expenditures of $16.2 million, mainly in the areas of tooling and productivity improvements. These cash outflows were partially offset by $9.4 million received from the sale of buildings, $6.8 million for the sale of our investment in Agencourt Personal Genomics, and $0.2 million from the sale of a business.

Financing Activities. Net cash used in continuing operations financing activities was $123.6 million in the nine months ended October 2, 2005, compared to $97.3 million in the nine months ended September 26, 2004. Debt reductions during the first nine months of 2005 totaled $105.0 million, whereas reductions in the first nine months of 2004 totaled $75.1million.

Borrowing Arrangements

Senior Unsecured Credit Facility. On October 31, 2005, we entered into a new $350 million five-year senior unsecured revolving credit facility. This facility replaced the existing $100 million five-year revolving credit facility. Letters of credit in the aggregate amount of approximately $15 million, originally issued under our previous credit agreement, will be treated as issued under this new agreement. The new senior unsecured credit facility will be used for general corporate purposes which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Fed funds rate plus 50 basis points. The Eurocurrency margin as of October 31, 2005 was 60 basis points. We may allocate all or a portion of our indebtedness under the senior credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. There were no borrowings under the facility as of October 31, 2005.

Our senior credit facility contains covenants that require us to maintain specific financial ratios, including:

•	A minimum interest coverage ratio, and

•	A maximum total leverage ratio.

Senior Secured Credit Facility. In December 2002, we entered into a senior credit facility. This facility was the predecessor to the Senior Unsecured Credit Facility described above and was terminated in October 2005. This facility was comprised of a six-year term loan in the amount of $315.0 million and a $100.0 million five-year secured revolving credit facility. During the second quarter, we repaid the remaining balance of $70 million under the term loan, eliminating the term loan facility. At no point during the three months ended October 2, 2005 did we have any outstanding principal balance under the previous $100 million secured revolving credit facility.

8 7/8% Notes. In December 2002, we issued and sold ten-year senior subordinated notes at a rate of 8 7/8% with a face value of $300 million (the “8 7/8% Notes”). The 8 7/8% Notes had an outstanding balance as of October 2, 2005 of $270 million. In the fourth quarter of 2005, we commenced and substantially completed a cash tender offer and consent solicitation for any and all of our outstanding 8 7/8% Notes. On November 14, 2005, as part of an early settlement under the tender offer, we repurchased $269.9 million of the 8 7/8% Notes. The source of funds for the tender offer were comprised of proceeds from the sale of our Fluid Testing business, our cash and cash equivalents and our unsecured credit facility. In connection with the tender offer, we solicited consents to amend the indenture under which the 8 7/8% Notes were issued and removed most of the restrictive covenants from the indenture.

In January 2004 and 2005, we entered into interest rate swap agreements (the “Swaps”) that effectively converted the fixed interest rate on $200 million of our 8 7/8% Notes to a variable interest rate which is reset semi-annually in arrears based upon six-month UDS LIBOR plus a negotiated spread. The Swaps reduced the annualized interest rate on the 8 7/8% Notes by approximately 10 basis points during the three months ended October 2, 2005. The Swaps have been designated as fair value hedges and have been marked to market in our consolidated financial statements. The fair value of the Swaps as of October 2, 2005 was a loss of $4.7 million. The fair value movements in the Swaps have offset the fair value movements in the debt they have been designated to hedge. On November 10, 2005, we terminated the interest rate swaps in conjunction with the tender of the 8 7/8% Notes.

6.8% Notes. In December 2002, we initiated a tender offer for all of our outstanding 6.8% notes. We completed the tender offer and repurchased all but $4.7 million of these notes as of December 26, 2002. The remaining principal balance of $4.7 million was repurchased in the fourth quarter of 2005.

Off-Balance Sheet Arrangements

Receivables Securitization Facility

We have established a wholly owned consolidated subsidiary to purchase, on a revolving basis, certain of our accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. This facility, which is currently scheduled to expire in January 2006, provides for total funding capacity of $65.0 million to expand our sources of liquidity. Amounts funded under this facility were $45.0 million at October 2, 2005 and $45.0 million at January 2, 2005. As of October 2, 2005, we had approximately $20.0 million of un-drawn capacity available under the facility. The facility had an effective interest rate of approximately LIBOR plus 58 basis points as of October 2, 2005. The facility includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. On November 1, 2005, our senior unsecured credit rating was upgraded by Standard & Poor’s Rating Services to BBB- and by Moody’s Investors Service to Baa3. In January 2005, we entered into an agreement to extend the term of our accounts receivable securitization facility to January 27, 2006.

Dividends

Our Board of Directors declared regular quarterly cash dividends of seven cents per share in the first, second and third quarters of 2005 and in each quarter of 2004.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, allowances for doubtful accounts, inventory valuation, value of long- lived assets, including intangibles, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the fiscal year ended January 2, 2005.

Forward-Looking Information and Factors Affecting Future Performance

The following important factors affect our business and operations generally or affect multiple segments of our business and operations:

Economic, political and other risks associated with foreign operations could adversely affect our international sales.

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented more than 50% of our total sales in both the fiscal year ended January 2, 2005 and the first nine months of 2005. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Restrictions in our senior credit facility may limit our activities.

Our new senior credit facility entered into in October 2005 contains, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company.

Our new senior credit facility includes restrictions on our ability and the ability of our subsidiaries to:

•	pay dividends on, redeem or repurchase our capital stock,

•	sell assets,

•	incur obligations that restrict their ability to make dividend or other payments to us,

•	guarantee or secure indebtedness,

•	enter into transactions with affiliates, and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

We are also required to meet specified financial ratios under the terms of our new senior credit facility. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition.

Our failure to comply with the restrictions in our senior credit facility may result in an event of default under that facility, which could permit acceleration of our indebtedness under that facility and require us to prepay that debt before its scheduled due date.

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

As of October 2, 2005, our total assets included $1.4 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test these items on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned.

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

Foreign Currency Risk — Value-at-Risk Disclosure — We continue to measure foreign currency risk using the Value-at-Risk model described in our annual report on Form 10-K for the fiscal year ended January 2, 2005. These measures continue to approximate our risks.

Interest Rate Risk. Our debt portfolio, after consideration of the tender offer and repayment of the 6.8% Notes, includes primarily variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows (as they relate to interest) and our earnings.

Interest Rate Risk — Sensitivity — Our annual report on Form 10-K for the fiscal year ended January 2, 2005 presents sensitivity measures for our interest rate risk. We refer to the annual report on Form 10-K for the fiscal year ended January 2, 2005 for our sensitivity disclosure.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of October 2, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and certain of our officers were named as defendants in a purported class action lawsuit filed in July 2002 in the United States District Court for the District of Massachusetts, In re PerkinElmer, Inc. Securities Litigation, Civil Action No. 02-11314 GAO, on behalf of purchasers of our common stock between July 15, 2001 and April 11, 2002. The lawsuit claimed violations of Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934, alleging various statements made during the putative class period by us and our management were misleading with respect to our future operating results. The Court had denied our motion to dismiss the consolidated amended complaint and had taken under advisement the plaintiffs’ motion for class certification and our motion for summary judgment. On November 7, 2005, the plaintiffs filed, and the court approved, a stipulation of dismissal with prejudice of all claims in this lawsuit. As part of this stipulation, the plaintiffs waived their right to appeal the dismissal.

A purported derivative action was filed in June 2004 in the United States District Court for the District of Massachusetts, Jaroslawicz v. Summe et al., Civil Action No. 04-cv-11469-GAO, against certain of our officers and four of our directors, and nominal defendant PerkinElmer, which purported to make claims of breach of fiduciary duty, gross negligence, breach of contract, breach of duty of loyalty and unjust enrichment, based on allegations similar to those in the purported class action lawsuit, claims relating to insider trading, and claims that members of the audit committee of our Board of Directors breached their duties by failing to establish and maintain an adequate system of internal controls relating to revenue recognition practices. On November 7, 2005, the plaintiffs filed, and the court approved, a stipulation of dismissal with prejudice of all claims in this lawsuit. As part of this stipulation, the plaintiffs waived their right to appeal the dismissal.

With respect to the other lawsuits described in Note 15 to our consolidated financial statements, we believe we have meritorious defenses to these lawsuits and other proceedings, and are contesting the actions vigorously. We are currently unable, however, to reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters or to determine whether resolution of any of these matters will have a material adverse impact on our consolidated financial statements.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. In the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at October 2, 2005 should not have a material adverse effect on our consolidated financial statements.

Item 6.	Exhibits

10.1	Tenth Amendment, dated as of October 31, 2005, to the Receivables Sale Agreement, dated as of December 21, 2001, by and amount PerkinElmer Receivables Company, as Seller, PerkinElmer, Inc., as Initial Collection Agent, the Committed Purchasers, Windmill Funding Corporation, and ABN AMRO Bank N.V., as agent for the Purchasers, is attached hereto as Exhibit 10.1.

10.2	Eleventh Amendment, dated as of November 10, 2005, to the Receivables Sale Agreement, dated as of December 21, 2001, by and among PerkinElmer Receivables Company, as Seller, PerkinElmer, Inc., as Initial Collection Agent, the Committed Purchasers, Windmill Funding Corporation, and ABN AMRO Bank N.V., as agent for the Purchasers, is attached hereto as Exhibit 10.2.

10.3	Third Amendment, dated as of November 10, 2005, to the Purchase and Sale Agreement, dated as of December 21, 2001 among PerkinElmer, Inc. and certain subsidiaries of PerkinElmer, Inc. as Originators, and PerkinElmer Receivables Company as Buyer, is attached hereto as Exhibit 10.3.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ ROBERT F. FRIEL
Robert F. Friel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 14, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Name
10.1	Tenth Amendment, dated as of October 31, 2005, to the Receivables Sale Agreement, dated as of December 21, 2001, by and amount PerkinElmer Receivables Company, as Seller, PerkinElmer, Inc., as Initial Collection Agent, the Committed Purchasers, Windmill Funding Corporation, and ABN AMRO Bank N.V., as agent for the Purchasers, is attached hereto as Exhibit 10.1.

10.2	Eleventh Amendment, dated as of November 10, 2005, to the Receivables Sale Agreement, dated as of December 21, 2001, by and among PerkinElmer Receivables Company, as Seller, PerkinElmer, Inc., as Initial Collection Agent, the Committed Purchasers, Windmill Funding Corporation, and ABN AMRO Bank N.V., as agent for the Purchasers, is attached hereto as Exhibit 10.2.

10.3	Third Amendment, dated as of November 10, 2005, to the Purchase and Sale Agreement, dated as of December 21, 2001 among PerkinElmer, Inc. and certain subsidiaries of PerkinElmer, Inc. as Originators, and PerkinElmer Receivables Company as Buyer, is attached hereto as Exhibit 10.3.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.