Form 10-K
period 2006-01-01
PERKINELMER INC
filed 2006-03-17
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.        Yes ☑        No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.        Yes ☐        No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large	accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act).        Yes ☐        No ☑

The aggregate market value of the common stock, $1 par value per share, held by nonaffiliates of the registrant on July 1, 2005, was $2,308,540,529 based upon the last reported sale of the common stock on that date.

As of March 14, 2006, there were outstanding 126,722,858 million shares of common stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business

Overview

We are a leading provider of scientific instruments, consumables and services to the pharmaceutical, biomedical, environmental testing and general industrial markets, commonly referred to as the health sciences and photonics markets. We design, manufacture, market and service products and systems within two businesses, each constituting one reporting segment:

•	Life and Analytical Sciences. We are a leading provider of drug discovery and development, genetic screening, and environmental and chemical analysis tools, including instruments, reagents, consumables and services.

•	Optoelectronics. We provide a broad range of digital imaging, sensor and specialty lighting components used in biomedical, consumer products and other specialty end markets.

The health sciences markets include all of the businesses in our Life and Analytical Sciences reporting segment and the medical imaging business, as well as elements of the medical sensors and lighting businesses in our Optoelectronics reporting segment. The photonics markets include the remaining businesses in our Optoelectronics reporting segment.

In fiscal 2005, we had $1,473.8 million in sales from continuing operations.

We are a Massachusetts corporation, founded in 1947. Our headquarters are in Wellesley, Massachusetts, and we market our products and systems in more than 125 countries. As of January 1, 2006, we had approximately 8,000 employees. Our common stock is listed on the New York Stock Exchange, and we are a component of the S&P 500 Index.

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

Significant Developments

As part of our efforts to focus and grow our core businesses, we have taken the following significant measures in recent years:

Unsecured Credit Facility. In October 2005, we entered into a $350 million unsecured senior revolving credit facility with a term of five years. The facility replaced our previous $100 million facility and will be used for general corporate purposes which may include fulfilling working capital needs, refinancing existing indebtedness, making capital expenditures, repurchasing shares, or consummating acquisitions and strategic alliances.

Tender Offer. In October 2005, we commenced a cash tender offer and consent solicitation for any and all of our outstanding 8 7/8% senior subordinated notes due 2013 (the “Senior Subordinated Notes”). On November 14, 2005, as part of an initial settlement under the tender offer, we repurchased $269.9 million of the $270 million outstanding Senior Subordinated Notes.

Share Repurchase Program. On October 21, 2005 our Board of Directors reaffirmed our authority to repurchase up to 10,000,000 shares of our common stock, which we publicly disclosed on November 14, 2005

(the “Program”). This Program will expire on October 21, 2008, unless it is earlier terminated by our Board of Directors. During the fourth quarter of 2005, we repurchased in the open market under this program 1,096,000 shares of our common stock at an aggregate cost of $24.4 million. We believe that the share repurchase program benefits our shareholders by increasing earnings per share by reducing the number of shares outstanding and that we are likely to have adequate financial flexibility to fund additional share repurchases given current cash and debt levels.

Acquisition of Elcos AG. In February 2005, we acquired Elcos AG, a leading European designer and manufacturer of custom light emitting diode, or LED, solutions for biomedical and industrial applications. Consideration for the transaction was approximately $15.4 million in cash at the time of closing, $0.3 million of additional payments in 2005 and approximately $1.1 million due through fiscal 2007. Also, we estimate that under an earn out provision in the acquisition agreement we will make an additional cash payment of approximately $3.1 million in 2006 to reflect the performance of the business in 2005, with the potential for additional earn out payments being made in 2007 and 2008 based on the performance of the business in 2006 and 2007, respectively.

American Jobs Creation Act. The homeland investment provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004, provided us with an opportunity during 2005 to repatriate earnings from our foreign subsidiaries at a substantially reduced tax cost and to increase the amount of cash available to fund our operations in the United States. During 2005, we repatriated cash of approximately $535 million of which over $470 million qualified as domestic reinvestment plan repatriations under the homeland investment provisions of the American Jobs Creation Act. While such repatriation carried with it reduced tax costs, it also required that we still recognize incremental tax obligations. It has been a general policy in the past to not provide for taxes on earnings that we did not intend to repatriate; accordingly, any incremental tax would have a negative impact on our current tax rates. In 2005, we recognized $15.5 million of tax expense for qualified repatriation. During 2006 and 2007, we will continue to invest the qualified earnings in permitted uses pursuant to the domestic reinvestment plans approved by our Board.

Tax Audit. We are under regular examination by tax authorities in jurisdictions in which we have significant business operations. The tax years under examination vary by jurisdiction. We regularly assess the likelihood of additional assessments in each of the taxing jurisdictions resulting from these examinations. Tax reserves have been established, which we believe to be adequate in relation to the potential for additional assessments. Once established, we adjust these reserves as information becomes available and when an event occurs requiring a change to the reserves. We do not expect the examination process and resolution of tax matters to have a material effect on our consolidated financial position, although future adjustments or settlements could have a material impact on our income tax expense, effective tax rate, cash flow, and consolidated statement of income for a particular future period. As a result of concluding the federal, state and foreign audits during 2005, we recognized a benefit of $27.5 million.

Restructuring and Integration Charges. Total restructuring and integration charges for 2005 were $22.1 million. During the second and fourth quarters of 2005, our management approved separate plans to terminate employees in several locations as we shift into geographic regions and product lines that are more consistent with our growth strategy. As a result of these plans of termination, we incurred pre-tax restructuring charges of approximately $9.9 million. Substantially all of this pre-tax restructuring charge will result in cash expenditures that we expect will be paid within the next 12 months. Also, as part of our planned effort to consolidate our Canadian operations, we closed one of our properties in the Montreal area. As a result, we recorded an additional pre-tax restructuring charge during fiscal 2005 of approximately $6.1 million which consisted primarily of an impairment charge related to the facility in Montreal. In addition, due to a soft sublease market, we increased our reserves for our financial obligations under several leases associated with previous restructurings in 2001 and 2002. As a result, we recorded an additional pre-tax restructuring charge during fiscal 2005 of approximately $6.1 million which is expected to be paid through 2014.

Fluid Sciences Business Segment Divestiture. In September 2005, our Board of Directors approved a plan to divest our Fluid Sciences business segment to increase our strategic focus on higher growth markets within our

Life and Analytical Sciences and Optoelectronics businesses. The Fluid Sciences business segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. We have reflected this segment as a discontinued operation for all periods presented in this annual report on Form 10-K. In November 2005, we sold the Fluid Testing business to Caleb Brett USA Inc. for approximately $34.5 million, resulting in a net pre-tax gain of $30.3 million. In December 2005, we sold the Aerospace business to Eaton Corporation for approximately $333 million, resulting in a net pre-tax gain of $250.6 million. We recognized these gains during fiscal 2005 as gains on the disposition of discontinued operations. We received total cash proceeds in these transactions of approximately $360 million. On February 27, 2006, we sold substantially all of the assets of our Semiconductor business to an entity affiliated with Tara Capital, Inc. for approximately $26.5 million (subject to a net working capital adjustment) plus additional contingent consideration that could bring the total proceeds received to more than $30 million. We are currently in the process of computing the gain on the transaction and will record such amount in the first quarter of 2006.

Lithography Divestiture and Fiber Optics Test Equipment Shutdown. In 2005, as part of our continued efforts to focus on higher growth opportunities, our Board of Directors also approved separate plans to sell our Lithography business and to shutdown our Fiber Optics Test Equipment businesses. We have reflected these businesses as discontinued operations for all periods presented in this annual report on Form 10-K. Upon the sale of the Lithography business in December 2005, we received proceeds of $0.5 million and recognized a pre-tax loss of $3.3 million as loss on the disposition of discontinued operations. The shutdown of the Fiber Optics Test Equipment business in June 2005 resulted in a $5.2 million loss related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value. In August 2005, certain assets that were previously written down were subsequently sold resulting in a gain of $0.1 million. We recognized the pre-tax net loss of $5.2 million as a loss on the disposition of discontinued operations.

Other Operations Classified as Discontinued. Included in this Form 10-K are the financial results of other operations that were discontinued or sold prior to fiscal 2005. These include our Computer-To-Plate and Electroformed Products businesses which were approved for shutdown by our Board of Directors in September 2004 and June 2004, respectively, and our Ultraviolet Lighting business which was sold in June 2004. These also include our Telecommunications Component and Entertainment Lighting businesses which were approved for shutdown by our Board of Directors in June 2002, our Security and Detection Systems business which was sold in June 2002, and our Technical Services Business which was sold in August 1999. We have reflected these businesses as discontinued operations for all periods presented in this annual report on Form 10-K.

Life and Analytical Sciences

Our Life and Analytical Sciences business unit is a leading provider of biopharmaceutical, genetic screening and analytical sciences solutions, including instruments, reagents, software, applications and services. Our instruments are used in daily applications for scientific research and clinical applications. Our research products provide the fundamental tools necessary for a variety of applications that are critical to the development of many of our customers’ new products and academic projects. In fiscal 2005, our Life and Analytical Sciences business generated sales of $1,081.1 million.

For drug discovery and development, we offer a wide range of systems comprised of instrumentation, software and consumables, including reagents, based on our core expertise in proteomics and genomics, fluorescence, chemiluminescence, radioactive labeling and the detection of nucleic acids and proteins.

For genetic screening and clinical laboratories, we provide instrumentation, software, reagents and analytical tools to test for various inherited disorders in newborns and to monitor risk factors during pregnancy. These clinical screening programs help by identifying women at risk during pregnancy and newborn babies at risk from inherited metabolic or endocrinological disorders. We sell our genetic screening solutions to public health authorities and private health care organizations around the world.

For environmental and chemical analysis, we offer analytical tools employing technologies such as molecular and atomic spectroscopy, high performance liquid chromatography, gas chromatography and thermal analysis. Our instruments and related application solutions measure a range of substances from biomolecular matter to organic and inorganic chemicals. We sell these products to pharmaceutical manufacturers and customers in the environmental, food and beverage, and chemical markets. These customers use our instruments in various applications to verify the identity, quality or composition of the materials they examine.

For service and support, we offer customers a range of products including service plans, first-year warranties, training, and preventative maintenance. OneSource®, our managed maintenance service plan, helps customers consolidate the essential maintenance and equipment management needs of their laboratory(s).

Principal Products. The principal products of our Life and Analytical Sciences business include:

•	Chemical and biological reagents, such as LANCE™ and AlphaScreen™ assay technologies, fluorescent labeled probes and cloned receptors. These reagents are used in and support a broad and flexible range of assays used in high throughput screening for drug discovery, functional genomics, proteomics, and genotyping.

•	DELFIA® Xpress is a complete solution for prenatal screening. It has a continuous loading system supported by kits for both first and second trimester analytes, and clinically validated LifeCycle™ software.

•	The prOTOF™ 2000 MALDI O-TOF mass spectrometer. This instrument features MALDI-TOF technology for the identification and characterization of proteins.

•	The LABWORKS™ v5.9 laboratory information management system (LIMS). This robust information management system enables scientists to store, share and create reports on laboratory data in both small and large laboratory environments.

•	The EnVision™, a multilabel reader used in a wide range of high-throughput screening applications. It features two detectors enabling simultaneous dual wavelength reading, below emission reading, barcode readers, a high speed light source and adjustment of measurement height function. The instrument is fully configurable, accepting microplates from 96 to 1536 wells, and can be integrated into robotic systems.

•	The UltraVIEW™ ERS confocal imaging system. This fully automated, high-resolution, live cell imaging system allows for the observation and measurement of cellular and molecular processes.

•	The Spectrum™ Spotlight FT-IR imaging system. This system enables rapid extraction and analysis of data on molecular composition from a wide range of materials. The Spectrum’s speed and ability to complement other imaging techniques improves problem solving time and extends infrared, or IR, analysis to many applications.

•	ViewLux™. This ultra high throughput microplate imager offers high sensitivity and fast measurement of light from fluorescence polarization, fluorescence intensity, time-resolved fluorescence, luminescence and absorbance assays.

•	The PerkinElmer® family of inorganic analysis instrumentation, including the AAnalyst™ series of atomic absorption spectrometers, the Optima™ family of inductively coupled plasma, or ICP, spectrometers and the ELAN® family of ICP mass spectrometers. These instruments are used in the environmental and chemical industries, among others, to determine the elemental content of a sample.

•	The Clarus® 500 gas chromatograph, mass spectrometer and TurboMatrix™ family of sample-handling equipment. These instruments are used for compound identification and quantitation in applications such as environmental, petrochemical, forensics, food, pharmaceutical and semiconductor.

New Products. New product releases in 2005 by our Life and Analytical Sciences business include:

•	The NeoGram™ MS/MS AAAC in vitro diagnostic kit to support detection of metabolic disorders in newborns by tandem mass spectrometry.

•	The AutoDELFIA® toxoplasma-screen kit for screening newborns for congenital toxoplasmosis, an infection that can be passed from mother to fetus through the bloodstream.

•	Evolution™ precision pipetting platform with Modular Dispense Technology™ (MDT), a precision dispense and microplate handling system for liquid handling automation. This system provides the ability to automate assay protocols and sample preparation with high-precision pipetting and labware movement.

•	The JANUS™ automated workstation, an automation and liquid handling system consisting of a modular platform that enables one pipetting arm with different tip configurations as well as a one-plate movement arm on a single workstation. JANUS is designed for the efficient automation of sample preparation procedures utilized in pharmaceutical, biotech, and research applications.

•	The BioXPRESSION™ biomarker discovery platform with Proteomic Signature Technology™ (PST). This platform gives researchers the ability to screen thousands of samples and obtain accurate results for population segmentation, pre-clinical trials and disease profiling.

•	The LumiLux™ cellular screening platform, which enables luminescent ultra-high throughput cellular screening with all types of cells in 1536-well format, and features an integrated cell stirrer.

•	The Spectrum™ 100 Series of infrared (IR) spectrometers, which includes a Universal Attenuated Total Reflectance (UATR) accessory, fiber optic near infrared (NIR) probe, and an enhanced version of PerkinElmer’s Spectrum and AssureID™ software packages.

•	The new family of TurboMatrix™ thermal desorbers, which provide sample-handling solutions that simplify and speed a wide range of gas chromatography applications, including environmental, occupational health and safety, materials testing, and flavors and fragrances.

•	Chromera™, an application-specific software system that integrates all components of a speciation measurement system. Chromera software features a single-user interface that coordinates operation of an ICP mass spectrometer, control of a liquid chromatograph and quantitative measurements into a single software package.

Brand Names.    Our Life and Analytical Sciences reporting segment offers additional products under various brand names, including Wallac™, Packard™, NEN®, OneSource®, Pyris™, CellLux™, ProXPRESSION™, MultiPROBE®, FlashBlue™, ScanArray™ and Victor™.

Optoelectronics

Our Optoelectronics business unit provides a broad range of digital imaging, sensor and specialty lighting components used in biomedical, consumer products, and other specialty end markets. For fiscal 2005, our Optoelectronics business unit generated sales of $392.7 million.

We are a leading supplier of amorphous silicon digital x-ray detectors, a technology for diagnostic medical imaging and radiation therapy. Amorphous silicon digital x-ray detectors replace film and produce improved image resolution and diagnostic capability for use in radiography, angiography, cardiac and cancer treatment. The amorphous silicon technology is important to medical imaging applications as well as to industrial nondestructive testing for defect recognition within automated manufacturing lines.

We have significant expertise in optical sensor technologies, with products used in a variety of applications. Some of the applications in which our optical sensors are used include sample detection in life sciences instruments, x-ray luggage screening, safety and security applications such as smoke detectors, HVAC controls, document handling/sorting, smart weaponry and non-contact temperature measurements for applications such as ear thermometers and consumer appliances.

Our specialty lighting technologies include xenon flashtubes, ceramic xenon light sources, intense pulsed light, laser pump sources, and LEDs. These products are used in a variety of applications including mobile phones, digital still and analog cameras, medical endoscopy equipment, home theater projectors, aesthetic applications including hair removal, skin rejuvenation and acne treatment, and laser machine tools.

Principal Products.    The principal products of our Optoelectronics business include:

•	Health Sciences

—	Amorphous silicon digital x-ray detectors, an enabling technology for digital x-ray imaging that replaces film and produces improved image resolution and diagnostic capability in applications such as radiography, cardiology, angiography and cancer treatments.

—	Cermax® Xenon short arc lamps and fiber optic light sources used in diagnostic and surgical endoscopes, surgical headlamps, microscopes and phototherapy systems.

—	A wide range of optical detectors and light sources used in analytical instruments, drug discovery tools and clinical diagnostic systems. The detectors include charge coupled devices, avalanche photodiodes, photodiode arrays, channel photo multipliers, and our unique single photon counting module. The light sources include our Cermax® Xenon short arc lamps described above as well as our line of guided arc xenon flash lamps. We also produce ultraviolet-visible range spectrometer sub-systems based on the above components.

—	Thermopile temperature sensors used in digital ear thermometers.

—	LED light sources coupled with photodiodes for signal detection, used in sensor modules for hand-held blood glucose meters. The sensing module represents the optical detection unit of the system. An additional product incorporated into the blood glucose meter is an LED-based reflective sensor to read out tracking information on the consumables.

—	IR-absorption-based real-time gas analyzers for measuring anesthesia gases delivered in operating rooms; digital sidestream benches for measuring CO2 levels in neonatal, pediatric and adult respiration.

•	Photonics

—	Xenon flashtubes for use in mobile phone cameras, digital still cameras, 35mm compact cameras and single use cameras.

—	Optical sensors used in a variety of safety and security applications, including x-ray luggage screening and smoke alarms, consumer applications such as laser printers, copiers, HVAC systems and monitoring of harmful gases in households, various automotive applications, and smart weaponry.

—	Linear xenon and argon flashlamps used in solid state lasers in machine tools and other industrial applications.

—	Charge-coupled device cameras, which are used to detect defects in manufacturing processes, pilot vision systems and document sorting.

—	A range of products used in military and aerospace applications including lighting, detonators, power supplies and other specialty components.

—	Cermax® Xenon lamps utilized in front projection and rear projection applications for home theater and larger venues such as conference rooms and auditoriums due to Cermax’s ability to deliver the required brightness while minimizing sacrifices in color performance.

—	LED-based products used as light sources in various applications including film scanners, aircraft navigation lights, and specialty and architectural displays.

New Products.    New product releases in 2005 by our Optoelectronics business include:

•	1620 and 1640 AN amorphous silicon flat panel detectors, which offer improved imaging performance and higher frame rates without sacrificing image resolution. The amorphous flat panel detector is a digital x-ray detector using a glass substrate, and is used in image guided radiation therapy product lines and non-destructive industrial testing to deliver advanced, high-quality images.

•	New amorphous silicon flat panel detectors for General Electric Health Care diagnostic X-Ray systems including the following products: a cardiac detector for improved sensitivity for low dose fluoroscopic applications; a portable radiography detector for bedside patient exams; and a new higher performance radiography detector to support applications such as tomographic 3-D imaging.

•	CERMAX® “Gen 3”, a new generation of Cermax Xenon technology for video projection in home theater applications. Gen 3 offers an improved combination of thermal characteristics, lifetime, price and a higher efficacy for 6500[o] K color temperature video images.

•	ACULED™ (All Color Ultrabright LED), a compact, high power light emitting diode that incorporates multi chip-on-board technology. The RGB platform is designed to provide high brightness for operation in a variety of specialty applications including medical lighting, mood lighting, and architectural lighting.

•	EPI-Cavity Laser, a new single-chip high power pulse laser which provides reliable high power output from a small beam size in a compact package. The laser is suitable for integration into a variety of range finding applications.

•	Next generation, further miniaturized photoflash technology—High quality and more compact xenon flash lamps and modules are being designed into mobile phones and other digital cameras. The xenon flash technology provides significant improvements over LEDs in increased light output and brightness levels, improved color temperature, reduced shutter speeds and lower cost.

•	Custom high performance Avalanche Photodiode (APD) modules for use in OEM Molecular Imaging equipment. These optical detection modules are designed into unique Positron Emission Tomography (PET) scanners that generate high resolution images of living subjects for pre-clinical and medical applications.

Brand Names.    Our Optoelectronics business offers its products under various brand names, including Cermax®, Heimann™, ColdBlue™, MultiBlue™, ACULED™, Power Systems, Amorphous Silicon and Reticon®.

Marketing

All of our businesses market their products and services directly through their own specialized sales forces. As of January 1, 2006, we employed approximately 2,500 sales and service representatives operating in approximately 35 countries, and marketing products and services in approximately 125 countries. In addition, in geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

Raw Materials and Supplies

Each of our businesses uses raw materials and supplies that are generally readily available in adequate quantities from domestic and foreign sources. We typically do not have long-term contracts with any of our suppliers. In some cases, we may rely on a single supplier for particular items, although we generally believe that we could obtain these items from alternative suppliers, if necessary.

Intellectual Property

We own numerous United States and foreign patents and have patent applications pending in the United States and abroad. We also license intellectual property rights to and from third parties, some of which bear royalties and are terminable in specified circumstances. In addition to our patent portfolio, we possess a wide array of unpatented proprietary technology and know-how. We also own numerous United States and foreign trademarks and trade names for a variety of our product names, and have applications for the registration of trademarks and trade names pending in the United States and abroad. We believe that patents and other proprietary rights are important to the development of both of our reporting segments, but we also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain the competitive position of both of our reporting segments. We do not believe that the loss of any one patent or other proprietary right would have a material adverse effect on our overall business or on any of our reporting segments.

In some cases, we may participate in litigation or other proceedings to defend against or assert claims of infringement, to enforce our patents or our licensors’ patents, to protect our trade secrets, know-how or other intellectual property rights, or to determine the scope and validity of our or third parties’ intellectual property rights. Litigation of this type could result in substantial cost to us and diversion of our resources. An adverse outcome in any litigation or proceeding could subject us to significant liabilities or expenses, require us to cease using disputed intellectual property or cease the sale of a product, or require us to license the disputed intellectual property from third parties. We are currently involved in several lawsuits involving claims of violation of intellectual property rights. See “Item 3. Legal Proceedings” for a discussion of these matters.

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

In our Life and Analytical Sciences reporting segment, we compete on the basis of service level, price, technological innovation, product differentiation, product availability, and quality and reliability. Competitors range from multinational organizations with a wide range of products to specialized firms that in some cases have well-established market niches. We expect the proportion of large competitors in this reporting segment to increase through the continued consolidation of competitors.

We do not believe any single competitor competes directly with our Optoelectronics reporting segment across its full product range. However, we do compete with specialized manufacturing companies in the manufacturing and sale of specialty flashtubes and ultraspecialty lighting sources, photodetectors and photodiodes, and switched power supplies. Competition is based on price, technological innovation, operational efficiency, and product reliability and quality.

We believe we compete effectively in each of the areas in which our businesses experience competition.

Research and Development

Research and development expenditures were approximately $87.4 million during fiscal 2005, approximately $82.4 million during fiscal 2004, and approximately $76.8 million during fiscal 2003.

We directed our research and development efforts in both 2005 and 2004 primarily toward genetic screening, biopharmaceutical, and environmental and chemical end markets within our Life and Analytical Sciences reporting segment, and medical digital imaging and Cermax Lighting within our Optoelectronics reporting segment. In 2003 we directed our research and development efforts toward genetic screening and biopharmaceutical end markets within our Life and Analytical Sciences reporting segment, and medical digital imaging and Cermax Lighting within our Optoelectronics reporting segment.

Environmental Matters

Our operations are subject to various foreign, federal, state and local environmental and safety laws and regulations. These requirements include those governing emissions and discharges of hazardous substances, the remediation of contaminated soil and groundwater, the regulation of radioactive materials, and the health and safety of our employees.

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

We are conducting a number of environmental investigations and remedial actions at current and former locations and, along with other companies, have been named a potentially responsible party (PRP) for specific waste disposal sites. We accrue for environmental issues in the accounting period in which our responsibility is established and when the cost can be reasonably estimated. We have accrued $3.7 million as of January 1, 2006, representing management’s estimate of the total cost for the ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the potential recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we are named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that these accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, we review these liabilities and adjust them to reflect additional information as it becomes available. There have been no environmental problems to date that have had or that we expect to have a material effect on our financial position, results of operations or cash flows. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the potential exposure is not expected to be materially different than the amounts recorded.

We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Employees

As of January 1, 2006, we employed approximately 8,000 employees. Several of our subsidiaries are parties to contracts with labor unions and workers’ councils. As of January 1, 2006, we employed an aggregate of approximately 1,800 union and workers’ council employees. We consider our relations with employees to be satisfactory.

Financial Information About Reporting Segments

The table below sets forth sales and operating profit (loss) by reporting segment for the 2005, 2004 and 2003 fiscal years:

	2005	2004	2003
	(In thousands)
Life and Analytical Sciences
Sales	$1,081,104	$1,062,767	$1,003,711
Operating profit	110,228	103,609	94,745
Optoelectronics
Sales	392,727	366,322	340,829
Operating profit	58,405	59,096	52,671
Other
Operating loss	(27,682)	(25,029)	(20,461)
Continuing operations
Sales	1,473,831	1,429,089	1,344,540
Operating profit	140,951	137,676	126,955

Discontinued operations have not been included in the preceding table.

Additional information relating to our reporting segments for the 2005, 2004, and 2003 fiscal years is as follows:

	Depreciation and Amortization Expense			Capital Expenditures
	2005	2004	2003	2005	2004	2003
	(In thousands)
Life and Analytical Sciences	$46,217	$47,645	$47,938	$12,650	$6,747	$9,841
Optoelectronics	19,712	18,717	21,177	11,798	7,556	5,353
Other	1,069	1,237	1,335	603	1,515	430

Continuing operations	$66,998	$67,599	$70,450	$25,051	$15,818	$15,624

Discontinued operations	$7,272	$9,506	$9,700	$3,065	$3,143	$1,348

	Total Assets
	January 1, 2006	January 2, 2005
	(In thousands)
Life and Analytical Sciences	$1,994,502	$2,112,322
Optoelectronics	290,676	256,618
Other	380,636	71,025
Net current and long-term assets of discontinued operations	27,647	135,542

	$2,693,461	$2,575,507

Financial Information About Geographic Areas

The following geographic area information for continuing operations includes sales based on location of external customer and net long-lived assets based on physical location:

	Sales
	2005	2004	2003
	(In thousands)
U.S.	$569,906	$580,040	$543,741
International:
United Kingdom	98,419	99,767	98,603
Germany	95,279	103,751	90,725
Japan	81,568	92,089	88,079
France	71,154	87,834	77,229
Italy	66,065	76,589	46,165
Other International	491,440	389,019	399,998

Total International	903,925	849,049	800,799

	$1,473,831	$1,429,089	$1,344,540

	Net Long-Lived Assets
	January 1, 2006	January 2, 2005
	(In thousands)
U.S.	$1,291,444	$1,320,472
International:
Singapore	154,317	175,935
Germany	96,070	85,039
Netherlands	37,276	42,270
United Kingdom	32,004	36,575
Canada	24,776	31,817
Finland	20,757	22,506
Other International	15,833	24,075

Total International	381,033	418,217

	$1,672,477	$1,738,689

Each of our reporting segments conducts business in, and derives substantial revenue from, various countries outside the United States. During fiscal 2005, we had $903.9 million in sales from our international operations, representing approximately 61% of our total sales. During fiscal 2005, we derived approximately 77% of our international sales from our Life and Analytical Sciences reporting segment, and approximately 23% of our international sales from our Optoelectronics reporting segment. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales in the future.

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

Item 1A.    Risk Factors

The following important factors affect our business and operations generally or affect multiple segments of our business and operations:

If we do not introduce new products in a timely manner, we may lose market share and be unable to achieve revenue growth targets.

We sell many of our products in industries characterized by rapid technological change, frequent new product and service introductions, and evolving customer needs and industry standards. Many of the businesses competing with us in these industries have significant financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Our products could become technologically obsolete over time, or we may invest in technology that does not lead to revenue growth or continue to sell products for which the demand from our customers is declining, in which case we may lose market share or not achieve our revenue growth targets. The success of our new product offerings will depend upon several factors, including our ability to:

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

We may not be able to successfully execute acquisitions or license technologies, integrate acquired businesses or licensed technologies into our existing business, or make acquired businesses or licensed technologies profitable.

We have in the past, and may in the future, supplement our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisition of Elcos AG in February 2005. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

•	competition among buyers and licensees,

•	the high valuations of businesses and technologies,

•	The need for regulatory an other approval, and

•	Our inability to raise capital to fund these acquisitions.

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

We may not be successful in adequately protecting our intellectual property.

Patent and trade secret protection is important to us because developing new products, processes and technologies gives us a competitive advantage, although it is time-consuming and expensive. We own many United States and foreign patents and intend to apply for additional patents. Patent applications we file, however, may not result in issued patents or, if they do, the claims allowed in the patents that issue may be narrower that what is needed to protect fully our products, processes and technologies. Similarly, applications to register our trademarks may not be granted in all countries in which they are filed. For our intellectual property that is protected by keeping it secret, such as trade secrets and know-how, we may not use adequate measures to protect this intellectual property.

Third parties may also challenge the validity of our issued patents, may circumvent or “design around” our patents and patent applications, or may claim that our products, processes or technologies infringe their patents. In addition, third parties may assert that our product names infringe their trademarks. We may incur significant expense in legal proceedings to protect our intellectual property against infringement by third parties or to defend against claims of infringement by third parties. Claims by third parties in pending or future lawsuits could result in awards of substantial damages against us or court orders that could effectively prevent us from manufacturing, using, importing or selling our products in the United States or other countries.

If we are unable to renew our licenses or otherwise lose our licensed rights, we may have to stop selling products or we may lose competitive advantage.

We may not be able to renew our existing licenses, or licenses we may obtain in the future, on terms acceptable to us, or at all. If we lose the rights to a patented or other proprietary technology, we may need to stop selling products incorporating that technology and possibly other products, redesign our products or lose a competitive advantage. Potential competitors could in-license technologies that we fail to license and potentially erode our market share.

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

Given the nature of the markets in which we participate, we cannot reliably predict future sales and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or to make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development, and manufacturing costs. Thus, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	adverse changes in the level of economic activity in regions in which we do business,

•	adverse changes in industries, such as pharmaceutical and biomedical, on which we are particularly dependent,

•	changes in the portions of our sales represented by our various products and customers,

•	delays or problems in the introduction of new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	increased costs of raw materials or supplies, and

•	changes in the volume or timing of product orders.

If we are unable to produce an adequate quantity of products, particularly of our digital x-ray detectors, to meet our customers’ demands, our revenue growth may be adversely affected.

We have an established global manufacturing base with facilities in multiple locations around the world. Each of these facilities faces risks to its production capacity that may relate to natural disasters, labor relations or regulatory compliance. In addition, in any of these facilities, particularly our Optoelectronics amorphous silicon facility in Santa Clara, California, we may not manage the manufacturing or production processes at expected levels, we may fail to anticipate or act on the need to increase the production capacity, or we may be unable to quickly resolve technical manufacturing issues that arise from time to time. Any of these risks could cause our revenue growth to be adversely affected.

If we fail to maintain satisfactory compliance with the regulations of the United States Food and Drug Administration and other governmental agencies, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

Some of the products produced by our Life and Analytical Sciences segment are subject to regulation by the United States Food and Drug Administration (“FDA”) and similar international agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales, resales and distribution. If we fail to comply with those regulations or those of similar international agencies, we may have to recall products, cease their manufacture and distribution, and may be subject to fines or criminal prosecution.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal year ended January 1, 2006. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

If we do not retain our key personnel, our ability to execute our business strategy will be limited.

Our success depends to a significant extent upon the continued service of our executive officers and key management and technical personnel, particularly our experienced engineers, and on our ability to continue to attract, retain, and motivate qualified personnel. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results. In addition, there could be a material adverse effect on us should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract qualified personnel. We do not maintain any key person life insurance policy on any of our officers or employees.

Restrictions in our senior unsecured credit facility may limit our activities.

Our senior unsecured credit facility contains, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. Our new senior unsecured credit facility includes restrictions on our ability and the ability of our subsidiaries to:

•	pay dividends on, redeem or repurchase our capital stock,

•	sell assets,

•	incur obligations that restrict their ability to make dividend or other payments to us,

•	guarantee or secure indebtedness,

•	enter into transactions with affiliates, and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

We are also required to meet specified financial ratios under the terms of our senior unsecured credit facility. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition.

Our failure to comply with any of these restrictions in our senior unsecured credit facility may result in an event of default under that facility, which could permit acceleration of the debt under that facility, and require us to prepay that debt before its scheduled due date.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of January 1, 2006, our total assets included $1.4 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible.

Adverse changes in our business or the failure to grow our Life and Analytical Sciences business may result in impairment of our intangible assets which could adversely affect our results of operations.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

As of January 1, 2006, our continuing operations occupied approximately 2,434,000 square feet. We own approximately 717,000 square feet of this space and lease the balance. Our headquarters occupies 53,000 square feet of leased space in Wellesley, Massachusetts. We conduct our other operations in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 6 states and 35 foreign countries.

Facilities outside of the United States account for approximately 1,322,000 square feet of our owned and leased property, or approximately 54% of our total occupied space.

Our real property leases are both short-term and long-term. We believe that our properties are well-maintained and are adequate for our present requirements.

The following table indicates, as of January 1, 2006, the approximate square footage of real property owned and leased attributable to the continuing operations of each of our reporting segments:

	Owned	Leased	Total
	(In square feet)
Life and Analytical Sciences	398,000	1,106,000	1,504,000
Optoelectronics	319,000	558,000	877,000
Corporate offices	—	53,000	53,000

Continuing operations	717,000	1,717,000	2,434,000

Item 3.    Legal Proceedings

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham PLC, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. On May 28, 2003, the Court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. Enzo served its new complaint on July 16, 2003, and we subsequently filed an answer denying the substantive allegations and including a counterclaim alleging that several of Enzo’s patents are invalid. During the last half of 2005, fact discovery was largely completed and a Markman hearing was conducted regarding the construction of the claims in Enzo’s patents. The court has not yet issued its decision regarding claim construction or set a date for trial.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against one of our subsidiaries alleging that our ViewLux™ and certain of our Image FlashPlates™ infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham Plc filed a complaint against two of our United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the same products infringe Amersham’s European (United Kingdom) patent granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. We subsequently filed answers in both cases denying the substantive allegations and including affirmative defenses and counterclaims. On October 29, 2003, we filed a complaint, which was subsequently amended, against Amersham Biosciences Corp. in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of our patents related to high-throughput screening (the “MA case”). We seek injunctive and monetary relief. Amersham subsequently filed an answer denying the substantive allegations and including affirmative defenses and counterclaims. Trial in the UK case was completed in December 2005. In February 2006, the court ruled that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to us. In the NJ case, discovery regarding issues of liability, which have been bifurcated from issues of damages, has largely been completed, and a Markman hearing on claim construction is anticipated in early 2006. No trial date has been set. In the MA case, discovery is ongoing.

We believe we have meritorious defenses to these lawsuits and other proceedings, and we are contesting the actions vigorously in all of the above matters. We are currently unable, however, to reasonably estimate the amount of loss, if any, that may result from the resolution of these matters or to determine whether resolution of any of these matters will have a material adverse impact on our consolidated financial statements included in this annual report on Form 10-K.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of theses matters may be resolved unfavorably to us. In the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at January 1, 2006 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K.

We and certain of our officers were named as defendants in a purported class action lawsuit filed in July 2002 in the United States District Court for the District of Massachusetts, In re PerkinElmer, Inc. Securities Litigation, Civil Action No. 02-11314 GAO, on behalf of purchasers of our common stock between July 15, 2001 and April 11, 2002. The lawsuit claimed violations of Sections 10(b) and 20(a) of, and Rule 10b-5 under, the

Securities Exchange Act of 1934, alleging various statements made during the putative class period by us and our management were misleading with respect to our future operating results. A purported derivative action was filed in June 2004 in the United States District Court for the District of Massachusetts, Jaroslawicz v. Summe et al., Civil Action no. 04-cv-11469-GAO, against certain of our officers and four of our directors, and nominal defendant PerkinElmer, which purported to make claims of breach of fiduciary duty, gross negligence, breach of contract, breach of duty of loyalty and unjust enrichment, based in part on allegations similar to those in the purported class action lawsuit. On November 7, 2005, the plaintiffs in both actions filed, and the court approved, stipulations of dismissal with prejudice of all claims in both lawsuits. As part of these stipulations, the plaintiffs waived their right to appeal the dismissals. The resolution of these claims did not have a material impact on our financial statements.

Our subsidiary, EG&G Rocky Flats, Inc., and two other companies were served with a complaint in January 2000 naming EG&G Rocky Flats, Inc. as a defendant in a civil false claim action pending in the United States District Court for the District of Colorado, involving alleged false claims arising out of security issues at the United States Department of Energy’s Rocky Flats Plant. In response to a motion filed by the United States Department of Justice, the District Court dismissed the case. In February 2004, the United States Court of Appeals for the Tenth Circuit affirmed the District Court’s dismissal of the case. The United States Supreme Court declined to accept any further appeal of the case in October 2005.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are our executive officers as of March 17, 2006. No family relationship exists between any one of these officers and any of the other executive officers or directors.

Name	Position	Age
Gregory L. Summe	Chairman of the Board, Chief Executive Officer and President	49
Robert F. Friel	Vice Chairman and President—Life and Analytical Sciences	50
Jeffrey D. Capello	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	41
Katherine A. O’Hara	Senior Vice President, General Counsel and Secretary	47
Richard F. Walsh	Senior Vice President and Chief Administrative Officer	53
John A. Roush	Senior Vice President, President—Optoelectronics	40

Gregory L. Summe, 49. Mr. Summe was named our Chief Executive Officer effective January 1, 1999 and Chairman effective April 27, 1999. He was appointed President and Chief Operating Officer and elected to our board of directors in February 1998. From 1993 to 1998, Mr. Summe held several management positions with AlliedSignal, Inc., now Honeywell International: President of the Automotive Products Group, President of Aerospace Engines, and President of General Aviation Avionics. Prior to joining AlliedSignal, he worked at General Electric, and was a partner at McKinsey & Company, where he worked from 1983 to 1992. Mr. Summe is a director of State Street Corporation. He holds a Bachelor of Science and a Master of Science degree in electrical engineering from the University of Kentucky and the University of Cincinnati, respectively, and a Master of Business Administration degree from the Wharton School at the University of Pennsylvania.

Robert F. Friel, 50. Mr. Friel joined us in February 1999 as our Senior Vice President and Chief Financial Officer. In 2005 he was named Executive Vice President and Chief Financial Officer with responsibility for business development and information technology, in addition to his oversight of the finance functions. In January 2006 he was named our Vice Chairman, President of Life and Analytical Sciences and elected to our

Board of Directors. From 1980 to 1999 he held several positions at AlliedSignal Inc. (now Honeywell International) including Corporate Vice President and Treasurer from 1997 to 1999 and Vice President, Finance and Administration of Aerospace Engines from 1992 to 1996. He holds a Bachelor of Arts degree in economics from Lafayette College and a Master of Science degree in taxation from Fairleigh Dickinson University. Mr. Friel is a Director of Millennium Pharmaceuticals, Inc. and Fairchild Semiconductor, Inc.

Jeffrey D. Capello, 41. Mr. Capello joined us in June 2001 as our Vice President of Finance and was named Chief Accounting Officer in April 2002. In January 2006, he was named Senior Vice President and Chief Financial Officer. From 1991 to June 2001, he held various positions including that of partner at PricewaterhouseCoopers LLP, a public accounting firm, initially in the United States and later in the Netherlands. He holds a Bachelor of Science degree in business administration from the University of Vermont and a Master of Business Administration degree from the Harvard Business School.

Katherine A. O’Hara, 47. Ms. O’Hara joined us in May 2005 as Senior Vice President, General Counsel and Secretary of PerkinElmer, Inc. Prior to joining PerkinElmer in May 2005, Ms. O’Hara served as Vice President and Associate General Counsel for Avon Products, Inc. During her 11 years with Avon, she held responsibilities in the areas of legal and regulatory compliance, corporate finance and corporate governance. Before joining Avon, Ms. O’Hara had been an associate at Davis Polk & Wardwell, focusing on capital markets transactions for global clients. Previously, she had been Assistant Vice President at Morgan Guaranty Trust Company of New York, responsible for the Argentine business unit. Ms. O’Hara holds a Bachelor of Arts degree from Duke University and a J.D. from the Columbia University School of Law.

Richard F. Walsh, 53. Mr. Walsh joined us in July 1998 as our Senior Vice President of Human Resources and in January 2006 was also named our Chief Administrative Officer. From 1995 to 1998, he served as Senior Vice President of Human Resources of ABB Americas, Inc., the United States subsidiary of an international engineering company. Prior to that, Mr. Walsh held a number of managerial positions in human resources with ABB starting in 1989. His prior employment was with Unilever where he spent nine years in human resource management. Mr. Walsh holds a Bachelor of Science degree in marketing and a Master of Business Administration degree from LaSalle University, and a Master of Art in counseling from Villanova University.

John Roush, 40. John Roush was named Vice President of PerkinElmer and President of our Optoelectronics business in November 2004. In January of 2006, Mr. Roush was named Senior Vice President of PerkinElmer and remains President of our Optoelectronics business. Mr. Roush first joined us in 1999 as General Manager of a specialty lighting division within our Optoelectronics business, and subsequently held several additional roles within Optoelectronics. From 2001 to 2002, he served as Vice President & General Manager of the Sensors business, and from 2002 to 2004, he held the role of Vice President of Sales & Product Management. Before joining PerkinElmer, Mr. Roush held leadership positions with General Electric, Allied Signal (now Honeywell International), and McKinsey & Company. Mr. Roush holds a Bachelor of Science degree in electrical engineering from Tufts University and a Master of Business Administration degree from the Harvard Business School.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is listed and traded on the New York Stock Exchange. The following table sets forth the high and low per share sale prices for our common stock on that exchange for each fiscal quarter in 2005 and 2004.

	2005 Fiscal Quarters
	First	Second	Third	Fourth
High	$23.66	$20.80	$21.55	$23.86
Low	19.81	18.01	19.17	20.60

	2004 Fiscal Quarters
	First	Second	Third	Fourth
High	$21.74	$22.32	$20.04	$22.89
Low	16.95	17.82	15.74	16.82

As of March 14, 2006, we had approximately 8,012 holders of record of our common stock.

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 3, 2005—October 30, 2005	0	$0.00	0	10,000,000
October 31, 2005—November 27, 2005	1,066,100	22.22	1,066,100	8,933,900
November 28, 2005—January 1, 2006	29,900	22.50	29,900	8,904,000

Total	1,096,000	$22.23	1,096,000	8,904,000

(1)	On October 21, 2005 our Board of Directors reaffirmed our authority to repurchase up to 10,000,000 shares of our common stock, which we publicly disclosed on November 14, 2005 (the “Program”). This Program will expire on October 21, 2008, unless it is earlier terminated by our Board of Directors. During the fourth quarter of 2005, we repurchased 1,096,000 shares of our common stock in the open market under the Program at an aggregate cost of $24.4 million.

Dividends

During the 2005 and 2004 fiscal years, we declared regular quarterly cash dividends on our common stock. The table below sets forth the cash dividends per share that we declared on our common stock during each of those fiscal years, by quarter.

	2005 Fiscal Quarters				2005 Total
	First	Second	Third	Fourth	$.28
Cash dividends per common share	$.07	$.07	$.07	$.07

	2004 Fiscal Quarters				2004 Total
	First	Second	Third	Fourth	$.28
Cash dividends per common share	$.07	$.07	$.07	$.07

For further information related to our stockholders’ equity, refer to Note 18 included in our notes to consolidated financial statements included in this annual report on Form 10-K.

Item 6.    Selected Financial Data

The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended January 1, 2006. We derived the selected historical financial information as of and for each of the fiscal years in the three-year period ended January 1, 2006 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information as of and for the fiscal years ended December 29, 2002 and December 30, 2001 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. As with our financial statements for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, we adjusted the information in the financial statements for the fiscal years ended December 29, 2002 and December 30, 2001, where appropriate, to account for our discontinued operations.

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

	Fiscal Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands, except per share data)
Income Statement Data:
Sales	$1,473,831	$1,429,089	$1,344,540	$1,296,829	$1,256,116
Operating income	140,951	137,676	126,955	10,998	60,831
Other expense, net(1)	74,291	38,332	53,513	29,786	23,674
Income (loss) from continuing operations before taxes(2)(3)	66,660	99,344	73,442	(18,788)	37,157
Income (loss) from continuing operations, net of income taxes(4)	66,532	75,879	50,755	(10,404)	1,401
Income (loss) from discontinued operations, net of income taxes	15,214	20,659	2,652	(10,274)	30,737
Gain (loss) on dispositions of discontinued operations, net of income taxes(5)(6)	186,362	(495)	(448)	(13,460)	2,367

Net income (loss) before effect of accounting change	268,108	96,043	52,959	(34,138)	34,505
Effect of accounting change, net of income tax(7)	—	—	—	(117,800)	—

Net income (loss)	$268,108	$96,043	$52,959	$(151,938)	$34,505

Basic earnings (loss) per share:
Continuing operations	$0.51	$0.60	$0.40	$(0.08)	$0.01
Discontinued operations	1.56	0.16	0.02	(0.19)	0.32
Effect of accounting change, net of income tax	—	—	—	(0.94)	—

Net income (loss)	$2.07	$0.75	$0.42	$(1.21)	$0.33

Diluted earnings (loss) per share:
Continuing operations	$0.51	$0.59	$0.40	$(0.08)	$0.01
Discontinued operations	1.54	0.16	0.02	(0.19)	0.31
Effect of accounting change, net of income tax	—	—	—	(0.94)	—

Net income (loss)	$2.04	$0.74	$0.41	$(1.21)	$0.32

Weighted-average common shares outstanding:
Basic:	129,267	127,345	126,363	125,439	103,687
Diluted:	131,140	129,429	127,741	125,439	107,259
Cash dividends per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of
	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001
Balance Sheet Data:
Total assets	$2,693,461	$2,575,507	$2,607,727	$2,825,482	$2,969,938
Short-term debt	1,131	9,714	5,167	191,408	125,741
Long-term debt	243,282	364,874	544,307	614,053	598,125
Stockholders’ equity	1,650,513	1,460,085	1,349,050	1,252,344	1,363,557
Common shares outstanding	130,109	129,059	126,909	125,854	124,188

(1)	In 2005, we incurred $54.9 million in fees associated with the extinguishment of our Senior Subordinated Notes offset by gains on the sales of investments of $5.8 million.
(2)	We incurred restructuring charges and (reversals), net of $22.1 million in 2005, $0 in 2004, $(2.8) million in 2003, $36.6 million in 2002 and $9.5 million in 2001. The 2002 restructuring charge primarily related to the combination of our Life Science and Analytical Instruments businesses into Life and Analytical Sciences.
(3)	In 2001 we had an in-process R&D charge of $71.5 million primarily related to the Packard acquisition. This was partially offset by net gains on dispositions of $33.2 million, which resulted principally from the gain on the sale of the Instruments for Research and Applied Sciences business, previously part of the Life and Analytical Sciences segment .
(4)	The 2005 effective tax rate on continuing operations of 0.19% was largely due to a $27.5 million benefit related to the settlement of federal, state and foreign income tax audits and an additional accrual of $15.5 million related to the homeland investment provisions of the American Jobs Creation Act.
(5)	In 2005, we sold the Aerospace and Fluid Testing segments of our Fluid Sciences division for a net pre-tax gain of $280.9 million. Net pre-tax losses of $8.5 million related to the sale of the Lithography Business and Fiber Optic Test Equipment Business were partially offset by other pre-tax gains of $1.4 million that related to multiple discontinued operations.
(6)	In 2002 we sold the Security and Detection Systems business for a net pre-tax gain on the sale of $15.0 million. We also approved separate plans to shut down our Telecommunications Component and sell our Entertainment Lighting businesses with related losses recorded to reduce the assets to the amount estimated to be fair value less cost to sell Entertainment Lighting business of $2.1 million and Telecommunications Component business of $18.4 million.
(7)	We adopted SFAS No. 142 in 2002. We completed our transitional implementation of the impairment of testing provisions of SFAS No. 142, which resulted in a $117.8 million after-tax charge for goodwill associated with the lighting reporting unit within the Optoelectronics business unit.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K, including the following management’s discussion and analysis, contains forward-looking information that you should read in conjunction with the consolidated financial statements and notes to consolidated financial statements that we have included elsewhere in this annual report on Form 10-K. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “plans,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from the plans, intentions or expectations we disclose in the forward-looking statements we make. We have included important factors below under the heading “Risk Factors” in Item 1A above that we believe could cause actual results to differ materially from the forward-looking statements we make. We are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of scientific instruments, consumables and services to the pharmaceutical, biomedical, environmental testing and general industrial markets. We design, manufacture, market, and service products and systems within two businesses, each constituting one reporting segment:

•	Life and Analytical Sciences. We are a leading provider of drug discovery and development, genetic screening and environmental and chemical analysis tools, including instruments, reagents, consumables and services.

•	Optoelectronics. We provide a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

Accounting Period

Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal year ended January 1, 2006 included 52 weeks. The fiscal year ended January 2, 2005 included 53 weeks. The fiscal year ended December 28, 2003 included 52 weeks. In fiscal 2004, the fourth quarter average weekly sales were approximately $29.4 million.

Consolidated Results of Continuing Operations

Sales

2005 Compared to 2004.    Sales for 2005 were $1,473.8 million, versus $1,429.1 million during 2004, an increase of $44.7 million, or 3%. Acquisitions increased 2005 sales by $12.1 million over 2004, whereas changes in foreign exchange rates had an immaterial impact on sales on a year over year basis. Fiscal 2005 had 52 weeks compared to 53 weeks in fiscal 2004. In the fourth quarter of fiscal 2004, an average week’s sales represented $29.4 million. The following analysis compares significant sales for 2005 as compared to 2004 and includes the effect of foreign exchange rate fluctuations and the previously mentioned extra week during 2004. The overall increase in sales reflects an $18.3 million, or 2%, increase in our Life and Analytical Sciences segment sales, which grew from $1,062.8 million in 2004 to $1,081.1 in 2005. Our Optoelectronics segment sales grew $26.4 million, or 7%, from $366.3 million in 2004 to $392.7 million in 2005.

2004 Compared to 2003.    Sales for 2004 were $1,429.1 million, versus $1,344.5 million during 2003, an increase of $84.6 million, or 6%. Changes in foreign exchange rates increased sales by $45.7 million over 2003. Fiscal 2004 had 53 weeks compared to 52 weeks in fiscal 2003. In the fourth quarter of fiscal 2004, an average week’s sales represented $29.4 million. The following analysis compares significant sales for 2004 as compared to 2003 and includes the previously mentioned extra week during 2004. The overall increase in sales reflects a $59.1 million, or 6%, increase in our Life and Analytical Sciences segment sales, which grew from $1,003.7 million in 2003 to $1,062.8 in 2004, and reflects approximately $39.2 million in sales attributable to favorable changes in foreign exchange rates, as compared to 2003. Our Optoelectronics segment sales grew $25.5 million, or 7%, from $340.8 million in 2003 to $366.3 million in 2004, including approximately $6.5 million in sales attributable to favorable changes in foreign exchange rates, as compared to 2003.

Cost of Sales

2005 Compared to 2004.    Cost of sales for 2005 was $859.3 million, versus $846.3 million for 2004, an increase of $13.0 million, or 2%. As a percentage of sales, cost of sales decreased to 58.3% in 2005 from 59.2% in 2004, resulting in an increase in gross margin of 90 basis points from 40.8% in 2004 to 41.7% in 2005. The increase in gross margin was largely attributable to higher sales volume enabling better leveraging of fixed costs and increased manufacturing productivity, offset somewhat by a higher contribution of Optoelectronics revenue as a percentage of overall sales. While Optoelectronics does have lower gross margins than Life and Analytical Sciences, it also has lower operating expenses as a percentage of sales.

2004 Compared to 2003.    Cost of sales for 2004 was $846.3 million, versus $781.1 million for 2003, an increase of $65.2 million, or 8%. As a percentage of sales, cost of sales increased to 59.2% in 2004 from 58.1% in 2003, resulting in a decrease in gross margin of 110 basis points from 41.9% in 2003 to 40.8% in 2004. The decrease in gross margin was partially attributable to greater revenue contribution, as a percentage of overall sales, from Optoelectronics versus Life and Analytical Sciences.

Research and Development Expenses

2005 Compared to 2004.    Research and development expenses for 2005 were $87.4 million versus $82.4 million in 2004, an increase of $5.0 million, or 6%. As a percentage of sales, research and development expenses increased to 5.9% in 2005 from 5.8% in 2004. We directed research and development efforts during 2005 and 2004 primarily toward genetic screening, biopharmaceutical, and environmental and chemical end markets within our Life and Analytical Sciences reporting segment, and medical digital imaging and Cermax lighting within our Optoelectronics reporting segment. We expect our research and development spending to increase on both an absolute and percentage of sales basis in 2006 and to continue to emphasize the health sciences end markets.

2004 Compared to 2003.    Research and development expenses for 2004 were $82.4 million versus $76.8 million in 2003, an increase of $5.6 million, or 7%. As a percentage of sales, research and development expenses increased to 5.8% in 2004 from 5.7% in 2003. We directed research and development efforts during 2004 and 2003 primarily toward genetic screening and biopharmaceutical end markets within our Life and Analytical Sciences reporting segment, and medical digital imaging and Cermax lighting within our Optoelectronics reporting segment.

Selling, General and Administrative Expenses

2005 Compared to 2004.    Selling, general and administrative expenses for 2005 were $365.5 million, versus $362.3 million for 2004, an increase of $3.2 million, or 1%. As a percentage of sales, selling, general and administrative expenses decreased 60 basis points to 24.8% in 2005 from 25.4% in 2004. The decrease as a percentage of sales of 60 basis points in 2005 was primarily due to net productivity improvements and cost reductions in both our Life and Analytical Sciences and Optoelectronics reporting segments.

2004 Compared to 2003.    Selling, general and administrative expenses for 2004 were $362.3 million, versus $365.0 million for 2003, a decrease of $2.7 million, or 1%. As a percentage of sales, selling, general and administrative expenses decreased 170 basis points to 25.4% in 2004 from 27.1% in 2003. The decrease as a percentage of sales of 170 basis points in 2004 was primarily due to net productivity improvements and cost reductions in our Life and Analytical Sciences reporting segment.

Restructuring (Reversals) and Integration Charges, Net

2005 Compared to 2004.    Restructuring and integration charges for 2005 were $22.1 million versus zero for 2004. The following table summarizes our restructuring accrual balances and related activity by restructuring plan during 2005, 2004 and 2003:

	Balance at 12/29/2002	2003 Charges	2003 Amounts paid and incurred	2003 Changes in Estimates	Balance at 12/28/2003	2004 Amounts paid	Balance at 1/02/2005	2005 Charges	2005 Amounts paid and incurred	2005 Changes in Estimates	Balance at 1/1/2006
	(In thousands)
Q4 2001 plan	$4,075	$—	$(3,434)	$1,830	$2,471	$(965)	$1,506	$—	$(401)	$—	$1,105
Q1 2002 plan	1,152	—	(52)	(1,000)	100	(100)	—	—	—	—	—
Q4 2002 plan	22,662	—	(12,868)	(5,494)	4,300	(3,330)	970	—	(1,543)	5,632	5,059
Q2 2003 plan	—	2,251	(1,582)	(381)	288	(86)	202	—	—	(202)	—
Q2 2005 plan	—	—	—	—	—	—	—	8,251	(5,510)	(403)	2,338
Q4 2005 plan	—	—	—	—	—	—	—	8,223	(6,077)	—	2,146

Restructuring	27,889	2,251	(17,936)	(5,045)	7,159	(4,481)	2,678	16,474	(13,531)	5,027	10,648
Integration	4,020	—	(3,146)	—	874	(507)	367	564	(337)	—	594

Total Restructuring and Integration	$31,909	$2,251	$(21,082)	$(5,045)	$8,033	$(4,988)	$3,045	$17,038	$(13,868)	$5,027	$11,242

Q4 2005 Plan:

During the fourth quarter of 2005, we incurred an $8.2 million restructuring charge in Life and Analytical Sciences and Optoelectronics, which we refer to as our “Q4 2005 Plan.” The principal actions in the Q4 2005 Plan included planned workforce reductions resulting from our resource shift towards product lines that are more consistent with our growth strategy, as well the closure of manufacturing and administrative facilities in order to consolidate certain operations in our North American and European territories.

As part of our Q4 2005 Plan, we reduced headcount by 44. We anticipate that all remaining Q4 2005 Plan actions will be completed by December 2006.

We recorded restructuring charges by segment for the Q4 2005 Plan as follows:

(In millions)	Life and Analytical Sciences	Optoelectronics	Total
Severance	$2.1	$0.1	$2.2
Abandonment of Excess Facilities	0.2	5.8	6.0

Total	$2.3	$5.9	$8.2

Q2 2005 Plan:

During the second quarter of 2005, we recognized an $8.2 million restructuring charge in Life and Analytical Sciences and Optoelectronics, which we refer to as our “Q2 2005 Plan.” The purpose of these restructuring actions was to shift resources into geographic regions and product lines that were more consistent with our growth strategy. The principal actions in the Q2 2005 Plan comprised headcount reductions resulting from reorganization activities. During the fourth quarter of 2005, we recorded a pre-tax restructuring reversal of $0.4 million relating to this plan due to lower than expected employee separation costs associated with the Life and Analytical Sciences segment.

As part of our Q2 2005 Plan, we reduced headcount by 228. We anticipate that all remaining severance costs will be paid by the end of the second quarter in 2006.

The following table summarizes the Q2 2005 restructuring charges recognized in 2005 by segment:

(In millions)	Life and Analytical Sciences	Optoelectronics	Total
Severance	$5.3	$2.9	$8.2

Q2 2003 Plan:

During 2003, we incurred a $2.3 million restructuring charge in Life and Analytical Sciences and Optoelectronics, which we refer to as our “Q2 2003 Plan.” The purpose of the restructuring was to further improve performance and take advantage of synergies between our former Life Sciences and Analytical Instruments businesses which we began integrating in the fourth quarter of 2002. The principal actions in this restructuring plan included lower headcount due to the continued integration of the Life and Analytical Sciences business in a European manufacturing and customer care center, as well as headcount reduction at one of the Optoelectronics manufacturing facilities to reflect recent declining demand for several product lines. We planned to reduce headcount by 120. We recorded restructuring charges by segment for 2003 as follows:

(In millions)	Life and Analytical Sciences	Optoelectronics	Total
Q2 2003 Plan	$2.0	$0.3	$2.3

This restructuring charge was primarily recorded in the second quarter of 2003. However, we recorded additional charges of $0.5 million and $0.1 million in the third and fourth quarters of 2003, as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as some employees who were notified of their employment termination in the second quarter were required to work for a period of time prior to receiving their severance. In addition, in the fourth quarter of 2003, we recorded a pre-tax restructuring reversal of $0.4 million due to 30 fewer employee terminations as a result of higher attrition rates in several countries prior to ultimate termination, and accordingly, lower severance costs.

Q4 2002 Plan:

In connection with our decision to combine our Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies, we recorded a pre-tax restructuring charge of $26.0 million during the fourth quarter of 2002, which we refer to as our “Q4 2002 Plan.” The Q4 2002 Plan allowed us to combine many business functions worldwide, with the intention to better serve our customers and more fully capitalize on the strengths of the businesses’ sales, service, and research and development organizations. The principal actions in the Q4 2002 Plan included planned workforce reductions of 546 people, closure of approximately 20 facilities, and disposal of underutilized assets.

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

During 2003, we expended $12.9 million to execute these actions. In addition, we recorded a reversal of $5.5 million in the Q4 2002 Plan due to 182 fewer terminations as a result of higher than expected employee attrition rates in several countries prior to ultimate termination and lower severance costs for actual terminations.

During 2004, we expended an additional $3.3 million to execute these actions. During 2005, we expended $1.5 million to execute these actions. In addition, we recorded a restructuring charge of $5.6 million in the Q4 2002 Plan due to higher than expected costs associated with the closure of facilities, primarily in Europe. The remaining liability associated with the Q4 2002 Plan represents severance related to 2 employees and ongoing lease commitments. We expect to settle the remaining severance liability by the end of the first quarter of 2006. Our current estimate is that our lease commitments on unoccupied buildings extend until 2014.

Q1 2002 Plan:

During the first quarter of 2002, our management developed a plan to restructure several businesses and we recorded a restructuring charge of $9.2 million. We refer to these activities as our “Q1 2002 Plan.” The principal actions in the Q1 2002 Plan included planned workforce and overhead reductions resulting from reorganization activities, including the closure of a manufacturing facility, disposal of underutilized assets, and general cost reductions. Total headcount was reduced by 276.

During 2003, we recorded a restructuring reversal of $1.0 million in the Q1 2002 Plan primarily due to lower than expected employee separation costs associated with our Optoelectronics segment.

Q4 2001 Plan:

During the fourth quarter of 2001, in connection with the integration of Packard BioScience Company and a restructuring of our sales offices in Europe, we recorded a restructuring charge of $9.2 million in our Life and

Analytical Sciences segment and incurred $1.6 million in charges in 2002. We refer to these activities as our “Q4 2001 Plan.” The principal actions in the Q4 2001 Plan included the closing or consolidation of several leased sales and services offices in Europe, as well as costs associated with the closure of a manufacturing facility in Europe, the closure of leased manufacturing facilities in the United States, and the disposal of related assets.

In 2003, we recorded an additional pre-tax restructuring charge associated with the Q4 2001 Plan of $1.8 million. This charge was primarily due to additional severance and severance related benefits of the previously identified employees associated with the closure of our European manufacturing facility in the Life and Analytical Sciences segment.

In 2004, we expended $1.0 million to execute the actions associated with the Q4 2001 Plan. We expect to pay the remaining balance in 2006 for previously identified employees associated with the closure of our European manufacturing facility in the Life and Analytical Sciences segment.

Integration:

In November 2001, we completed our acquisition of Packard BioScience Company. The integration activities are complete with the exception of $0.6 million in remaining payments due on leased facilities exited in 2001 that will be paid through 2011.

The following table summarizes integration reserve activity during 2005 and 2004 related to the acquisition of Packard BioScience Company:

	Abandonment of Excess Facilities	Total Cash Charges
	(In millions)
Packard Integration Plan
Balance at December 28, 2003	$874	$874
Amounts paid	(507)	(507)

Balance at January 2, 2005	$367	$367

Provision	564	564
Amounts paid	(337)	(337)

Balance at January 1, 2006	$594	$594

Gains (Losses) on Dispositions

2005 Compared to 2004.    Dispositions resulted in a net gain of $1.5 million in 2005 versus a net loss of $0.4 million in 2004. Gain on dispositions in 2005 included a $2.0 million gain from an insurance reimbursement due to fire damage in certain manufacturing facilities offset by a $0.5 million loss on disposal of fixed assets due to a facilities upgrade. Loss on dispositions in 2004 included a $0.7 million loss from the sale of a business and was partially offset by a $0.3 million gain from the sale of facilities.

2004 Compared to 2003.    Dispositions resulted in a net loss of $0.4 million in 2004 versus a net gain of $2.5 million in 2003. Gains on dispositions in 2003 included $2.2 million from sales of facilities and $0.5 million from post closing adjustments associated with the resolution of contingencies related to the sale of our Instruments for Research and Applied Sciences business, which we refer to as IRAS.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	2005	2004	2003
	(In thousands)
Interest income	$(3,321)	$(2,401)	$(2,479)
Interest expense	27,291	36,203	50,213
(Gains) losses on sale of investments, net	(5,844)	300	2,391
Extinguishment of debt	54,886	4,143	1,953
Other	1,279	87	1,435

	$74,291	$38,332	$53,513

2005 Compared to 2004.    Interest and other expense, net for 2005 was $74.3 million versus $38.3 million for 2004, an increase of $36.0 million or 94%. The increase in interest and other expense, net in 2005 as compared to 2004, was due primarily to the fees associated with the extinguishment of approximately $300 million of our Senior Subordinated Notes, which included premium fees of $36.3 million, an $8.9 million accelerated amortization of term loan and Senior Subordinated Notes issuance fees, and $8.5 million in charges associated with terminating interest rate swaps. The increase was partially offset by a corresponding decrease in interest expense on our Senior Subordinated Notes that were purchases pursuant to our tender offer in the fourth quarter of 2005, as well as a lower average outstanding term loan balance (which was approximately $120 million). In addition, we recognized a gain on sale of investments of $5.8 million associated with the liquidation of an investment. We anticipate that interest expense will decrease in 2006 as compared to 2005 due to the repayment of the Senior Subordinate Notes in 2005. A more complete discussion of our liquidity is set forth below under the heading, “Liquidity and Capital Resources.”

2004 Compared to 2003.    Interest and other expense, net for 2004 was $38.3 million versus $53.5 million for 2003, a decrease of $15.2 million or 28%. The decrease in interest and other expense, net in 2004 as compared to 2003, was due primarily to a lower average outstanding term loan balance, by about $100 million. Interest and other expense also declined as a result of lower interest rates applicable to our term loan which are attributable to an amendment of our credit facility in the fourth quarter of 2003. The remaining decrease in interest and other expense was the result of (i) swapping $100 million of our Senior Subordinated Notes from fixed rate debt to a floating rate based on six-month USD Libor in January 2004, resulting in a $2.2 million decrease in interest expense, and (ii) $2.3 million of net interest expense not incurred in 2004 as it was related to our zero coupon convertible debentures which we redeemed in 2003. The decrease in interest and other expense was partially offset by our increased acceleration of debt issuance costs of $4.1 million resulting from partial prepayments of our term debt during 2004, versus $1.9 million in 2003.

Provision/Benefit for Income Taxes

2005 Compared to 2004.    The 2005 provision for income taxes from continuing operations was $0.1 million, versus a provision of $23.5 million in 2004. The 2005 effective tax rate from continuing operations was 0.19% as compared to the 2004 effective tax rate of 23.6%. The reduction in the effective tax rate between the years was due to (i) an incremental $17 million benefit associated with the conclusion of audits with the Internal Revenue Service and Revenue Canada with respect to the years 1999 through 2002; and (ii) the use in 2005 of federal, state, and foreign tax attributes (current year state and foreign net operating losses, federal current year research and experimental credits, and state current year income tax credits) enabled by the sale of our Fluid Science’s business unit. These benefits were partially offset by an incremental accrual of $6.8 million for the tax cost of the domestic reinvestment plan repatriation calculated in accordance with the homeland investment provisions of the American Jobs Creation Act of 2004.

2004 Compared to 2003.    The 2004 provision for income taxes was $23.5 million, versus a provision of $22.7 million in 2003. The 2004 effective tax rate was 23.6% as compared to the 2003 effective tax rate of

30.9%. The reduction to the effective tax rate was primarily due to a $10.4 million benefit associated with the resolution of an appeal of Internal Revenue Service audit findings with respect to our 1997 and 1998 taxes; additional benefits resulting from the conclusion of tax audits in Canada and the U.K.; reduction of our state tax expense; and the use of existing foreign net operating losses. These benefits were partially offset by an accrual of $8.7 million for the estimated U.S. tax cost of repatriation calculated in accordance with the homeland investment provisions of the American Jobs Creation Act of 2004.

Discontinued Operations

We recorded the following gains and losses, which we report as the gain (loss) on dispositions of discontinued operations, during the years ended January 1, 2006 and January 2, 2005:

	2005	2004	2003
	(In thousands)
Gain on the sale of Aerospace business	$250,638	$—	$—
Gain on the sale of Fluid Testing business	30,281	—	—
Loss on the sale of Fiber Optics Test Equipment business	(5,184)	—	—
Loss on the sale of Lithography business	(3,307)	—	—
Gain on the resolution of contingencies associated with the Technical Services business	900	1,487	6,535
Gain (loss) on other discontinued businesses	497	(2,303)	(6,757)

Net gain (loss) on disposition of discontinued operations before income taxes	273,825	(816)	(222)
Provision (benefit) for income taxes	87,463	(321)	226

Gain (loss) on disposition of discontinued operations, net of income taxes	$186,362	$(495)	$(448)

In September 2005, our Board of Directors approved a plan to divest our Fluid Sciences business segment to increase our strategic focus on our higher growth markets within the Life and Analytical Sciences and Optoelectronics businesses. The Fluid Sciences business segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In November 2005 we sold the Fluid Testing business to Caleb Brett USA Inc. for approximately $34.5 million, resulting in a net pre-tax gain of $30.3 million. In December 2005, we sold the Aerospace business to Eaton Corporation for approximately $333 million, resulting in a net pre-tax gain of $250.6 million. We recognized these gains during fiscal 2005. We received total cash proceeds in these transactions of approximately $360 million. On February 27, 2006, we sold substantially all of the assets of our Semiconductor business to an entity affiliated with Tara Capital, Inc. for approximately $26.5 million (subject to a net working capital adjustment) and additional contingent consideration that could bring the total proceeds received to more than $30 million. We are currently in the process of computing the gain on the transaction and will record such amount in the first quarter of 2006.

As part of our continued efforts to focus on higher growth markets, in December 2005, our Board of Directors also approved a plan to sell our Lithography business. We received proceeds of $0.5 million upon the sale of the business and recognized a pre-tax loss of $3.3 million. We previously had reported the results of this business as part of the Optoelectronics reporting segment.

In June 2005, our Board of Directors approved a plan to shut down our Fiber Optics Test Equipment business as part of our continued efforts to focus on higher growth opportunities. We previously had reported the results of this business as part of the Optoelectronics reporting segment. The shut down of this business resulted in a $5.2 million loss related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value. In August 2005, certain assets that were previously written down were subsequently sold resulting in a gain of $0.1 million.

As part of our continued efforts to focus on higher growth opportunities, in June 2004, our Board of Directors approved a plan to shut down our Electroformed Products business and sell our Ultraviolet Lighting business. In September 2004, our Board of Directors approved a plan to shut down our Computer-To-Plate business. We previously had reported the results of all three of these businesses as part of the Optoelectronics reporting segment. The net assets of the Electroformed Products business were written off resulting in a $1.6 million pre-tax loss for the year ended January 2, 2005. We sold the fixed assets and inventory of the Ultraviolet Lighting business in July 2004 for their approximate book value. The abandonment of the Computer-To-Plate business resulted in a $1.0 million write-down of fixed assets and inventory.

During 2005 and 2004, we settled various claims under certain long-term contracts and transition services with our Technical Services business, which we sold in August 1999. The net settlement and the reversal of certain previously established contingencies resulted in pre-tax gains of $0.9 million in 2005 and $1.5 million in 2004.

Summary operating results of the discontinued operations were as follows:

	2005	2004	2003
	(In thousands)
Sales	$223,997	$261,535	$194,899
Costs and expenses	200,156	225,045	187,276

Operating income from discontinued operations	23,841	36,490	7,623
Other expense	1,314	1,778	2,600

Income from discontinued operations before income taxes	22,527	34,712	5,023
Provision for income taxes	7,313	14,053	2,371

Income from discontinued operations, net of income taxes	$15,214	$20,659	$2,652

Acquisitions

In February 2005, we acquired Elcos AG, a leading European designer and manufacturer of custom light emitting diode, or LED, solutions for biomedical and industrial applications. Consideration for the transaction was approximately $15.4 million in cash at the time of closing, $0.3 million of additional payments in 2005 and approximately $1.1 million due through fiscal 2007. Also, we estimate that under an earn out provision in the acquisition agreement we will make an additional cash payment of approximately $3.1 million in 2006 to reflect the performance of the business in 2005, with the potential for additional earn out payments being made in 2007 and 2008 based on the performance of the business in 2006 and 2007, respectively.

Contingencies, Including Tax Matters

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $3.7 million as of January 1, 2006, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a potentially responsible party, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position or results of operations. While it is possible that a material loss exceeding the amounts recorded may be incurred, we do not expect the potential exposure to be materially different from the amounts we recorded.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham PLC, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. On May 28, 2003, the Court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. Enzo served its new complaint on July 16, 2003, and we subsequently filed an answer denying the substantive allegations and including a counterclaim alleging that several of Enzo’s patents are invalid. During the last half of 2005, fact discovery was largely completed and a Markman hearing was conducted regarding the construction of the claims in Enzo’s patents. The court has not yet issued its decision regarding claim construction or set a date for trial.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against one of our subsidiaries alleging that our ViewLux™ and certain of our Image FlashPlates™ infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham Plc filed a complaint against two of our United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the same products infringe Amersham’s European (United Kingdom) patent granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. We subsequently filed answers in both cases denying the substantive allegations and including affirmative defenses and counterclaims. On October 29, 2003, we filed a complaint, which was subsequently amended, against Amersham Biosciences Corp. in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of our patents related to high-throughput screening (the “MA case”). We seek injunctive and monetary relief. Amersham subsequently filed an answer denying the substantive allegations and including affirmative defenses and counterclaims. Trial in the UK case was completed in December 2005. In February 2006, the court ruled that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to us. In the NJ case, discovery regarding issues of liability, which have been bifurcated from issues of damages, has largely been completed and a Markman hearing on claim construction is anticipated in early 2006. No trial date has been set. In the MA case, discovery is ongoing.

We believe we have meritorious defenses to these lawsuits and other proceedings, and we are contesting the actions vigorously in all of the above matters. We are currently unable, however, to reasonably estimate the amount of loss, if any, that may result from the resolution of these matters or to determine whether resolution of any of these matters will have a material adverse impact on our consolidated financial statements.

In 2005, we resolved certain claims, including the securities litigation described in Part I of this annual report on Form 10-K under Item 3. Legal Proceedings. The resolution of these claims did not have a material impact on our financial statements.

During 2005, the Internal Revenue Service concluded its audit of federal income taxes for the years 1999 through 2002. We have agreed to all matters with the exception of one, and have filed a single issue protest with the Appeals Division of the Internal Revenue Service, and expect to resolve the matter in 2006. Regardless of the outcome of this matter, we do not expect final resolution to significantly impact our financial position, results of operations or cash flows in 2006.

We are under regular examination by the Internal Revenue Service and other tax authorities in the United States and other countries, such as Germany, the United Kingdom, and states in which we have significant business operations, such as California and New York. The tax years under examination vary by jurisdiction; with the most significant one being that undertaken by the German tax authority for the years 1999 through 2003.

During the year, in addition to the IRS audit described above, we concluded audits concerning income tax matters affecting certain of our subsidiaries with Texas, Illinois, the United Kingdom, Canada, and Belgium.

As a result of concluding the federal, state, and foreign audits during 2005, we recognized a benefit of $27.5 million.

We regularly assess the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. Tax reserves have been established, which we believe to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available and when an event occurs requiring a change to the reserves. The resolution of current tax audits is not expected to have a material effect on our consolidated financial condition, although adjustments related to the examination process or audit settlement could have a material impact on our income tax expense, cash flow, and consolidated statement of income for a particular future period.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of theses matters may be resolved unfavorably to us. In the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at January 1, 2006 should not have a material adverse effect on our consolidated financial statements.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

2005 Compared to 2004.    Sales for 2005 were $1,081.1 million, versus $1,062.8 million in 2004, an increase of $18.3 million, or 2%. Changes in foreign exchange rates had an immaterial impact on sales and operating profit. Fiscal 2005 had 52 weeks compared to 53 weeks in fiscal 2004. In the fourth quarter of fiscal 2004, an average week’s sales represented $22.3 million. The following analysis compares significant sales by market and product type for 2005, as compared to 2004, and includes the effect of foreign exchange rate fluctuations and the previously mentioned extra week during 2004: sales to genetic screening customers increased $17.1 million, OneSource™ service sales increased by $15.1 million, sales to environmental and chemical analysis customers increased $5.5 million, and sales to biopharmaceutical customers decreased $19.4 million. Sales by type of product included increases in sales of instruments of $9.0 million, service of $15.1 million, offset by decreases in consumables of $5.8 million.

Operating profit for 2005 was $110.2 million, versus $103.6 million in 2004, an increase of $6.6 million or 6%. Increases in operating profit resulting from increased sales volume, productivity initiatives and restructuring activities were offset by a restructuring charge of $12.9 million and a $1.7 million increase in research and development spending. Amortization of intangibles was $26.2 million for the year ended January 1, 2006, versus $26.4 million for the year ended January 2, 2005.

2004 Compared to 2003.    Sales for 2004 were $1,062.8 million, versus $1,003.7 million in 2003, an increase of $59.1 million, or 6%. Changes in foreign exchange rates increased sales by $39.2 million over 2003. Fiscal 2004 had 53 weeks compared to 52 weeks in fiscal 2003. In the fourth quarter of fiscal 2004, an average week’s sales represented $22.3 million. The following analysis compares significant sales by market and product type for 2004, as compared to 2003, and includes the effect of foreign exchange rate fluctuations and the previously mentioned extra week during 2004. Sales to environmental and chemical analysis customers increased $24.8 million, OneSource™ service sales increased by $20.4 million, sales to genetic screening customers increased $11.4 million, and sales to biopharmaceutical customers increased $2.5 million. Sales by type of product included increases in sales of instruments of $33.5 million, service of $20.4 million, and consumables of $5.2 million.

Operating profit for 2004 was $103.6 million, versus $94.7 million in 2003, an increase of $8.9 million or 9%. Research and development increased $3.5 million in 2004, as compared to 2003. Contributing to the increase were net cost savings associated with various productivity initiatives, including our restructuring and integration activities which resulted in a reduction of employees and the elimination of excess facilities. Offsetting these net cost savings were a $1.9 million restructuring reversal in 2003 for which there was no similar reversal in 2004, and dispositions which created a $0.8 million loss in 2004 versus dispositions which created a $1.6 million gain in 2003. Amortization of intangibles was $26.4 million for the year ended January 2, 2005, versus $26.0 million for the year ended December 28, 2003.

Optoelectronics

2005 Compared to 2004.    Sales for 2005 were $392.7 million, versus $366.3 million for 2004, an increase of $26.4 million, or 7%. Acquisitions increased 2005 sales by $12.1 million over 2004. Changes in foreign exchange rates had an immaterial impact on sales and operating profit. Fiscal 2005 had 52 weeks compared to 53 weeks in fiscal 2004. In the fourth quarter of fiscal 2004, an average week’s sales represented $7.1 million. The following analysis of significant sales by product line for 2005, as compared to 2004, includes the effects of changes in foreign exchange rates and the previously mentioned extra week during 2004. Sales of specialty lighting products increased by $10.2 million, sales of digital imaging products increased by $9.4 million due to increased sales of diagnostic and radiotherapy digital x-ray products, and sales of sensors increased $6.8 million.

Operating profit for 2005 was $58.4 million, versus $59.1 million for 2004, a decrease of $0.7 million, or 1%. The decrease in operating profit was primarily the result of increases in operating profit from increased sales volume, net productivity improvements and cost reduction actions, which were more than offset by pricing reductions and a $9.2 million restructuring charge. Amortization of intangible assets increased to $2.6 million in 2005 from $1.2 million in 2004 due to the acquisition of Elcos in the beginning of 2005.

2004 Compared to 2003.    Sales for 2004 were $366.3 million, versus $340.8 million for 2003, an increase of $25.5 million, or 7%. Changes in foreign exchange rates increased sales by $6.5 million over 2003. Fiscal 2004 had 53 weeks compared to 52 weeks in fiscal 2003. In the fourth quarter of fiscal 2004, an average week’s sales represented $7.1 million. The following analysis of significant sales by product line for 2004, as compared to 2003, includes the effects of changes in foreign exchange rates and the previously mentioned extra week during 2004. Sales of digital imaging products increased by $21.4 million due to increased sales of diagnostic and radiotherapy digital x-ray products. Sales of sensors increased $8.6 million, and sales of specialty lighting products decreased by $4.5 million due to lower photoflash sales into single-use cameras.

Operating profit for 2004 was $59.1 million, versus $52.7 million for 2003, an increase of $6.4 million or 12%. The increase in operating profit was primarily the result of increased sales volume and net productivity improvements and cost reduction actions, offset in part by pricing reductions. Amortization of intangible assets was $1.2 million for both 2004 and 2003.

Liquidity and Capital Resources

We require cash to pay our operating expenses-including funding our research and development, make capital expenditures, service our debt and other long-term liabilities, and pay dividends on our common stock. Our principal sources of funds are from our operations and the capital markets, particularly the debt markets. In the near term, we anticipate that our operations will generate sufficient cash to fund our operating expenses, capital expenditures, interest payments on our debt, and dividends on our common stock. In the long-term, we expect to use internally generated funds and external sources to satisfy our debt and other long-term liabilities.

Principal factors that could affect the availability of our internally generated funds include:

•	deterioration of sales due to weakness in markets in which we sell our products and services, and

•	changes in our working capital requirements.

Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in our borrowings that limit our total borrowing capacity,

•	increases in interest rates applicable to our outstanding variable rate debt,

•	a ratings downgrade that would limit our ability to borrow under our accounts receivable facility and our overall access to the corporate debt market,

•	volatility in the markets for corporate debt,

•	a decrease in the market price for our common stock, and

•	volatility in the public equity markets.

Cash Flows

Fiscal Year 2005

Operating Activities.    Net cash generated by continuing operations operating activities was $193.4 million in 2005. Contributing to the generation of cash from operating activities during 2005 were net income from continuing operations of $66.5 million, amortization of deferred debt issuance costs, accretion of discounts and extinguishment of debt of $57.4 million, depreciation and amortization of $67.0 million, non-cash restructuring expense of $22.1 million, stock-based compensation of $9.8 million and a decrease in working capital accounts of $12.5 million, offset by $27.8 million from the resolution of prior year tax contingencies and $13.5 million from accrued expenses and other. Contributing to the decrease in working capital accounts in 2005 was an increase in accounts payable of $23.2 million, offset by increases in accounts receivable of $10.4 million and inventory of $0.3 million. There was no incremental use of our accounts receivable securitization facility during 2005. The outstanding amount under this facility totaled $45.0 million at both January 1, 2006 and January 2, 2005. As discussed under “Off-Balance Sheet Arrangements”, we had approximately $20 million of undrawn capacity available under the facility at January 1, 2006.

Investing Activities.    Investing activities related to continuing operations contributed $333.3 million in 2005. In 2005, we received $366.6 million from the disposition of businesses, primarily comprising Fluid Sciences proceeds of $359.1 million. We also received $9.4 million from dispositions of property, plant and equipment. Also in 2005, we made capital expenditures of $25.1 million, mainly for tooling and productivity improvements and for system and facility costs. In addition, we used $17.6 million for acquisitions and investments, primarily for our acquisition of Elcos for $13.2 million and the settlement of earn outs for $1.8 million.

Financing Activities.    In 2005, we used $217.6 million of net cash in continuing operations financing activities. Debt reductions during 2005 totaled $374.7 million, primarily comprising $300.0 million used to repay our senior subordinated debt, and $70.0 million to repay our term loan. In addition, we paid $36.3 million of premium related to the prepayment of our senior subordinated debt and $8.5 million to settle interest rate swaps on this debt. We also paid $36.3 million in dividends and $24.4 million to purchase our common stock pursuant to a stock repurchase program we implemented in 2005. We borrowed $244.3 million related to the repatriation of funds under the American Jobs Creation Act and received $19.4 million from the exercise of employee stock options.

Fiscal Year 2004

Operating Activities.    Net cash generated by continuing operations operating activities was $173.0 million in 2004. Contributing to the generation of cash from operating activities during 2004 was net income from continuing operations of $75.9 million, depreciation and amortization of $67.6 million, a net change in deferred taxes of $21.9 million, stock-based compensation of $8.4 million, amortization of deferred debt issuance costs, accretion of discounts and extinguishment of debt of $8.1 million, and a decrease in working capital accounts of $9.1 million, offset by a decrease of $10.8 million in accrued expenses and other and a net change of $8.0 million from the resolution of prior year tax contingencies. Contributing to the decrease in working capital in 2004 were decreases in accounts receivable of $18.0 million and inventory of $5.6 million, offset by a decrease in accounts payable of $14.4 million. In general, accounts receivable collections increased due primarily to our focus on improved processes and collections, whereas inventory balances decreased primarily due to improved logistics and inventory management processes. Accounts payable decreased primarily due to timing of payments. There was no incremental use of our accounts receivable securitization facility during 2004.

Investing Activities.    Investing activities related to continuing operations used $9.2 million in 2004. In 2004, we made capital expenditures of $15.8 million, mainly for tooling and productivity improvements and for system and facility costs. We derived $3.4 million from sales of a building and equipment and $2.8 million from the settlement of an escrow related to an entity acquired in 2000.

Financing Activities.    In 2004, we used $195.7 million of net cash in financing activities related to continuing operations. Debt reductions during 2004 totaled $175.0 million, comprised of $175.0 million used to repay a portion of our term loan. We also paid $35.8 million in dividends and received net cash proceeds from the exercise of employee stock options of $15.0 million in 2004.

Current Borrowing Arrangements

Senior Unsecured Credit Facility.    On October 31, 2005, we entered into a new $350 million five-year senior unsecured revolving credit facility. This facility replaced our existing $100 million five-year revolving credit facility. Letters of credit in the aggregate amount of approximately $15 million, originally issued under our previous credit agreement, will be treated as issued under this new agreement. The new senior unsecured credit facility will be used for general corporate purposes which may include fulfilling working capital needs, refinancing existing indebtedness, making capital expenditures, repurchasing shares, or consummating acquisitions and strategic alliances. The interest rates under the senior unsecured credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the senior credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of January 1, 2006 was 60 basis points; the weighted average Eurocurrency rate was 2.51%. There were approximately $243 million of borrowings under the facility as of January 1, 2006 with interest based on the above described Eurocurrency rate. At year end, the borrowings were undertaken by certain foreign subsidiaries of ours and the funds were borrowed in the subsidiaries’ functional currencies of Euro (EUR), Canadian Dollars (CAD) and Japanese Yen (JPY). The effective rates of the borrowings as of January 1, 2006 were as follows: EUR: 3.04%; CAD: 3.97% and JPY: .67%.

Our senior credit facility contains covenants that require us to maintain specific financial ratios, including:

•	A minimum interest coverage ratio, and

•	A maximum total leverage ratio.

At all times during 2005, we were in compliance with all applicable covenants.

Prior to the fourth quarter of 2005, we had a number of borrowings from a number of different sources. These included our:

Senior Secured Credit Facility which was established in December 2002. This facility was the predecessor to the Senior Unsecured Credit Facility described above and was terminated in October 2005. This facility comprised a six-year term loan in the amount of $315.0 million and a $100.0 million five-year secured revolving credit facility. In 2005, prior to the above described refinancing, we made $70.0 million of principal payments on the term loan.

Interest rates under the senior credit facility applicable to the term loan and to the revolving credit facility were determined as a margin over either the Eurodollar rate or the base rate. The base rate was the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The applicable margins for the term loan and the revolving credit facility varied based upon our leverage ratio at the end of the prior quarter. In October 2004, we amended the senior credit facility to allow greater flexibility regarding acquisitions, stock repurchases, debt reduction and cash repatriation.

Our prior revolving credit facility was available to us through December 2007 for our working capital needs. At no point in fiscal 2005, nor at any other time, did we have any outstanding principal balance under this prior revolving credit facility.

Our senior credit facility which terminated in October 2005 contained covenants that required us to maintain specific financial ratios, including:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio, and

•	a maximum senior leverage ratio.

At all times during 2005, we were in compliance with all applicable covenants.

Senior Subordinated Notes issued in December 2002. These were ten-year senior subordinated notes issued at a rate of 8 7/8% with a face value of $300.0 million (the “Senior Subordinated Notes”). In the second quarter of 2005, we repurchased $30.0 million of this debt. The Senior Subordinated Notes had an outstanding balance as of October 2, 2005 of $270 million. In the fourth quarter of 2005, we commenced and substantially completed a cash tender offer and consent solicitation for any and all of our outstanding Senior Subordinated Notes. On November 14, 2005, as part of an initial settlement under the tender offer, we repurchased $269.9 million of the Senior Subordinated Notes. We completed the tender offer and repurchased all but $25 thousand of these notes as of November 23, 2005. The source of funds for the tender offer was comprised of proceeds from the sale of our Fluid Testing business, our cash and cash equivalents, and our new unsecured credit facility. In connection with the tender offer, we solicited consents to amend the indenture under which the Senior Subordinated Notes were issued and removed most of the restrictive covenants from the indenture.

In January 2004, we swapped the fixed rate on $100 million of the Senior Subordinated Notes to a floating rate using swap instruments which reset semi-annually in arrears based upon six-month USD LIBOR and an applicable spread as defined in the swap agreements. In January 2005, we swapped an additional $100 million of these notes from fixed rate to floating rate at similar terms to the January 2004 swap, and therefore we were obligated to pay the applicable six-month USD LIBOR rate, plus the applicable spread, on $200 million of our obligations represented by the notes. On November 10, 2005, we terminated the interest rate swaps in conjunction with our tender of the Senior Subordinated Notes at a cost of $8.5 million.

6.8% Notes issued by one of our acquired companies. In December 2002, we initiated a tender offer for all of our outstanding 6.8% notes. We completed the tender offer and repurchased all but $4.7 million of these notes as of December 26, 2002. The remaining principal balance of $4.7 million matured and was paid in the fourth quarter of 2005.

Off-Balance Sheet Arrangements

Receivables Securitization Facility

Through a wholly owned consolidated subsidiary, we purchase, on a revolving basis, certain of our accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. The total funding capacity under this facility is $65.0 million. Amounts funded under this facility were $45.0 million at both January 1, 2006 and January 2, 2005. As of January 1, 2006, we had approximately $20 million of undrawn capacity available under the facility. The facility had an effective interest rate of approximately LIBOR plus 53 basis points as of January 1, 2006. The facility includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At January 1, 2006, we had a senior unsecured credit rating of BBB- with a stable outlook from Standard & Poor’s Rating Services, and of Baa3 with a stable outlook from Moody’s Investors Service. The facility expires on January 26, 2007.

Dividends

Our Board of Directors declared regular quarterly cash dividends of seven cents per share in each quarter of 2005 and 2004, resulting in an annual dividend rate of 28 cents per share.

Contractual Obligations

The following table summarizes our contractual obligations at January 1, 2006:

	Operating Leases	Sr. Unsecured Credit Facility Maturing 2010	8.875% Sr. Subordinated Notes due 2013	Other Revolving Debt Facilities	Total
	(In thousands)
2006	$30,568	$—	$—	$1,131	$31,699
2007	22,399	—	—	—	22,399
2008	18,752	—	—	—	18,752
2009	15,652	—	—	—	15,652
2010	13,732	243,257	—	—	256,989
2011 and beyond	61,637	—	25	—	61,662

Total	$162,740	$243,257	$25	$1,131	$407,153

Because the credit facility borrowings are considered to carry variable interest rates, the above table does not contemplate interest obligations.

Capital Expenditures

During 2006, we expect to make capital expenditures of approximately $35 million to $45 million primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, to relocate certain administrative facilities, and to capitalize expenses related to internally developed information technology. We expect to use our available cash and internally generated funds to fund these expenditures.

Other Potential Liquidity Considerations

In February 2005, we acquired Elcos AG, a leading European designer and manufacturer of custom light emitting diode, or LED, solutions for biomedical and industrial applications. The transaction combines Elcos’ visible LED technology platform and strong customer and application base with our global sales, application and support organization, therefore expanding the sales growth opportunities for the Elcos technology. We paid approximately $15.4 million in cash at the time of closing, $0.3 million in additional payments in 2005, and are required to make future cash payments of approximately $1.1 million through fiscal 2007. Also, we estimate that under an earn out provision in the acquisition agreement we will make an additional cash payment of approximately $3.1 million in 2006 to reflect the performance of the business in 2005, with the potential for additional earn out payments being made in 2007 and 2008 based on the performance of the business in 2006 and 2007, respectively.

On October 21, 2005 our Board of Directors reaffirmed our authority to repurchase up to 10.0 million shares of our common stock, which we publicly disclosed on November 14, 2005 (the “Program”). This Program will expire on October 21, 2008, unless it is earlier terminated by our Board of Directors. During the fourth quarter of 2005, we repurchased 1.1 million shares of our common stock in the open market under the Program at an aggregate cost of $24.4 million. Subsequent to year end, we repurchased 5.0 million shares of our common stock in the open market under the Program at an average cost of $23.25 per share.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement addressed the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the statement of operations. SFAS 123R is effective for us as of January 1, 2006. We historically accounted for share-based payments to employees under APB Opinion No. 25’s intrinsic value method. As such, we have not recognized compensation expense for options granted to employees. We will adopt the provisions of SFAS 123R under the modified prospective method, in which compensation cost for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS 123R, and compensation cost for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS 123R is recognized based on SFAS 123. Tax benefits will be recognized related to the cost for share-based payments to the extent the equity instrument would ordinarily result in a future tax deduction under existing law. Tax expense will be recognized to write off excess deferred tax assets when the tax deduction upon settlement of a vested option is less than the expense recorded in the statement of operations (to the extent not offset by prior tax credits for settlements where the tax deduction was greater than the fair value cost). Our current estimates associated with 2006 indicate that we will recognize stock option compensation expense of approximately 6 cents per share. This amount is subject to revisions as we finalize certain assumptions related to 2006, including the size and nature of awards and forfeiture rates. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financial cash flow rather than as operating cash flow as was required. We cannot estimate what the future tax benefits will be as the amounts depend on, among other factors, future employee stock option exercises.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R, and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS 123R.

On November 29, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for inventory costs incurred beginning after January 1, 2006. We have evaluated the adoption of Statement 151 and have determined it will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Revenue recognition.    We record product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. For products that include installation, if the installation meets the criteria to be considered a separate element, we recognize product revenue upon delivery, and we delay recognition of installation revenue until the installation is complete. For sales that include customer-specified acceptance criteria, we recognize revenue only after the acceptance criteria have been met. We defer revenue from services and recognize it over the contractual period or as we render services and the customer accepts them. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element, all in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Because the majority of our sales relate to specific manufactured products or units rather than long-term customized projects, we generally do not experience significant changes in original estimates. Further, we have not experienced any significant refunds or promotional allowances that require significant estimation.

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

Value of long-lived assets, including intangibles.    We carry a variety of long-lived assets on our balance sheet including property and equipment, investments, identifiable intangible assets, and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review (1) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (2) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows emanating from those assets may be diminished. Any impairment charge that we record reduces our earnings. We completed the annual impairment tests of goodwill for 2005 and 2004 and concluded that there were no impairments. While we believe that our estimates of current value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets. In addition, we currently evaluate the remaining useful life of our non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment in accordance with SFAS No. 142. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

Employee compensation and benefits.    Retirement and post retirement benefit plans are a significant cost of doing business and represent obligations that will be ultimately settled far in the future and therefore are subject to estimation. Retirement and post retirement benefit plan expenses are allocated to cost of sales, research and development, and selling, general and administrative expenses in our consolidated statement of operations. We incurred expenses of $11.9 million in 2005, $9.1 million in 2004 and $6.2 million in 2003 for our retirement and post retirement plans. We expect expenses of approximately $11.7 million in 2006 for our retirement and post retirement plans. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied, to determine service cost and interest cost, in order to arrive at pension income or expense for the year. As of January 1, 2006, we estimated the expected long-term rate of return of assets in our pension portfolios in the United States was 8.5%, and was 7.5% for plans outside the United States. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets, as well as our current expectations for long-term rates of returns for our pension assets. Our management will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions and will make adjustments to the assumptions as appropriate. Discount rate assumptions have been, and continue to be, based on the prevailing market long-term interest rates at the measurement date. If any of our assumptions were to change, our pension plan expenses would also change. A one-quarter percent increase in the discount rate would decrease our net periodic benefit cost by $0.6 million for 2006 in the United States and by $0.2 million for 2006 for all plans outside the United States. A one percent decrease in the estimated return on plan assets would increase our pre-tax pension expense by $2.0 million for 2006 in the United States and by $0.8 million for 2006 for all plans outside the United States. We have reduced the volatility in our healthcare costs provided to our retirees by adopting a defined dollar plan feature. Under the defined dollar plan feature, our total annual liability for healthcare costs to any one retiree is limited to a fixed dollar amount, regardless of the nature or cost of the healthcare needs of that retiree. Our maximum future liability, therefore, cannot be increased by future changes in the cost of healthcare.

Restructuring activities.    Our financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our restructuring charges are estimates based on our preliminary assessments of (1) severance benefits to be granted to employees, based on known benefit formulas and identified job grades, (2) costs to abandon certain facilities based on known lease costs of sub-rental income and (3) asset impairments as discussed above under “Value of Long-Lived Assets, Including Intangibles.” Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. For example, actual severance costs may be less than anticipated if employees voluntarily leave prior to the time at which they would be entitled to severance, or if anticipated legal hurdles in foreign jurisdictions prove to be less onerous than expected. In addition, unanticipated successes or difficulties in terminating leases and other contractual obligations may lead to changes in estimates. When such changes in estimates occur, they are reflected in our financial statements on the income statement line entitled “restructuring charges, net.”

Gains or losses on dispositions.    When we record the disposition of an asset or discontinuance of an operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. During the year ended January 1, 2006, we recognized $1.5 million in gains from disposition of fixed assets. We also recorded $186.4 million in gains from the disposition of discontinued operations, which was comprised of gains from the final disposition of our Aerospace, Fluid Testing, Telecommunications Components and Technical Services businesses, offset by losses associated with the disposition of our Fiber Optics Test Equipment and Lithography businesses. Any such changes decrease or increase current earnings, and are recorded either against the “gains on disposition” or “discontinued operations” line items appearing in our income statement.

Income taxes.    Our business operations are global in nature, and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate in those countries. We report and pay income tax based on operational results and applicable law. Our tax provision contemplates tax rates currently in effect to determine both our current and deferred tax provisions. Any significant fluctuation in rates or changes in tax laws could cause our estimates of taxes we anticipate either paying or recovering in the future to change. Such changes could lead to either increases or decreases in our effective tax rate.

Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are operational decisions, transactions, facts and circumstances, and calculations in which the ultimate tax determination is not certain. Furthermore, our tax positions are periodically subject to challenge by taxing authorities throughout the world. Where appropriate, we reserve for tax matters when we believe that the likelihood of an incremental liability being incurred is probable in accordance with the provisions of FAS 5 and FAS 109. Any significant impact as a result of changes in underlying facts, law, tax rates, tax audit, or review could lead to adjustments to our income tax expense, our effective tax rate, or our cash flow.

Additionally, in accordance with FAS 109 we have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Improvements or other changes in our operations, domestically and internationally, could increase our ability to utilize these tax attributes in the future. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risks

Financial Instruments

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of January 1, 2006.

In the ordinary course of business, we enter into foreign exchange contracts for periods consistent with our committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include inter-company and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed

12 months, have no cash requirements until maturity, and are recorded at fair value on the consolidated balance sheet. Credit risk is minimal as the foreign exchange instruments are contracted with major banking institutions. Unrealized gains and losses on our foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive income in the accompanying consolidated balance sheet. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. For the year ended January 1, 2006, we did not engage in any designated cash flow hedges. The notional amount of the outstanding foreign currency contracts was approximately $197.6 million at January 1, 2006 and $166.8 million as of January 2, 2005, and the approximate fair value of these foreign currency derivative contracts was insignificant. The duration of the foreign currency derivative contracts was generally 30 days for 2005.

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

We may use foreign currency forward and option contracts to manage the risk of exchange rate fluctuations. The derivative instruments held by us are not leveraged and are not held for trading purposes. We specifically use forward contracts to hedge our foreign denominated assets and liabilities and may use a combination of forward and option contracts to hedge anticipated cash flows. Our hedging activity is intended to offset the impact of currency fluctuations on assets, liabilities and cash flows denominated in foreign currencies. The success of our hedging program depends on forecasts of transaction activity in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. The principal currencies we hedge are the British Pound, Canadian Dollar, Euro, Japanese Yen, and Singapore Dollar. In those currencies where there is a liquid, cost-effective forward market, we maintain hedge coverage between our established minimum and maximum percentages of our anticipated transaction exposure for periods not to exceed one year. The gains and losses on these contracts offset changes in the value of the related exposure.

Foreign Currency Risk—Value-at-Risk Disclosure.    We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of January 1, 2006, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.1 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal 2005, the Value-At-Risk ranged between $0.1 million and $0.7 million, and averaged approximately $0.3 million.

Interest Rate Risk.    As described above, our debt portfolio includes variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. In January 2005 and January 2004, we effected, for a portion of our fixed rate debt portfolio, interest rate swaps that in effect convert fixed rate debt to variable rate debt. These swaps were designated as fair value hedges, and were marked to market in our consolidated financial statements, while they remained outstanding. The fair value movements in these swaps were offset by the fair value movement in the debt.

Interest Rate Risk—Sensitivity.    As of January 1, 2006, our debt portfolio was comprised of $244.4 million of variable rate debt. In addition, our cash and cash equivalents, for which we receive interest at variable rates, were $502.3 million at January 1 2006. Our current earnings exposure for changes in interest rates can be summarized as follows:

(1) Changes in interest rates can cause interest charges on our variable rate debt, consisting of $244.4 million of revolving debt facilities, to fluctuate. An increase of 10%, or approximately 31 basis points, in current interest rates would cause an additional pre-tax charge to our earnings of $.8 million for fiscal year 2006.

(2) Changes in interest rates can cause our cash flows relative to interest payments on variable rate debt to fluctuate. As described above, an increase of 10%, or approximately 31 basis points, in current interest rates would cause our cash outflows to increase by $.8 million for fiscal year 2006.

(3) Changes in interest rates can cause our cash flows relative to interest received to fluctuate.

Item 8.    Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.

Wellesley, Massachusetts

We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 1, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 17, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 1, 2006

	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands, except per share data)
Sales:
Products	$1,231,827	$1,201,842	$1,136,160
Services	242,004	227,247	208,380

Total sales	1,473,831	1,429,089	1,344,540

Cost of sales:
Products	718,198	711,747	660,016
Services	141,097	134,579	121,052

Total cost of sales	859,295	846,326	781,068
Selling, general and administrative expenses	365,457	362,322	364,971
Research and development expenses	87,371	82,356	76,814
Restructuring (reversals) and integration charges, net	22,065	—	(2,794)
(Gains) losses on dispositions, net	(1,502)	409	(2,474)
In-process research and development charge	194	—	—

Operating income from continuing operations	140,951	137,676	126,955
Interest and other expense, net	74,291	38,332	53,513

Income from continuing operations before income taxes	66,660	99,344	73,442
Provision for income taxes	128	23,465	22,687

Income from continuing operations	66,532	75,879	50,755
Income from discontinued operations, net of income taxes	15,214	20,659	2,652
Gain (loss) on disposition of discontinued operations, net of income taxes	186,362	(495)	(448)

Net income	$268,108	$96,043	$52,959

Basic earnings per share:
Continuing operations	$0.51	$0.60	$0.40
Discontinued operations	1.56	0.16	0.02

Net income	$2.07	$0.75	$0.42

Diluted earnings per share:
Continued operations	$0.51	$0.59	$0.40
Discontinued operations	1.54	0.16	0.02

Net income	$2.04	$0.74	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of the Years Ended

	January 1, 2006	January 2, 2005
	(In thousands except share and per share data)
Current assets:
Cash and cash equivalents	$502,264	$197,513
Accounts receivable, net	250,844	256,741
Inventories	163,150	168,400
Other current assets	71,189	67,664
Current assets of discontinued operations	11,442	57,312

Total current assets	998,889	747,630

Property, plant and equipment, net	177,369	196,749
Marketable securities and investments	9,222	10,479
Intangible assets, net	375,419	391,836
Goodwill	1,026,201	1,043,009
Other assets	90,156	107,574
Long-term assets of discontinued operations	16,205	78,230

Total assets	$2,693,461	$2,575,507

Current liabilities:
Short-term debt	$1,131	$9,714
Accounts payable	146,971	127,195
Accrued restructuring and integration costs	11,242	3,045
Accrued expenses	324,954	272,783
Current liabilities of discontinued operations	10,241	33,230

Total current liabilities	494,539	445,967
Long-term debt	243,282	364,874
Long-term liabilities	303,687	292,344
Long-term liabilities of discontinued operations	1,440	12,237
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value per share, authorized 300,000,000 shares; issued 130,109,000 and 129,059,000 shares at January 1, 2006 and January 2, 2005, respectively; and outstanding 130,109,000 and 129,059,000 shares at January 1, 2006 and January 2, 2005, respectively	130,109	129,059
Capital in excess of par value	556,728	545,000
Unearned compensation	(6,372)	(4,202)
Retained earnings	964,690	732,878
Accumulated other comprehensive income	5,358	57,350

Total stockholders’ equity	1,650,513	1,460,085

Total liabilities and stockholders’ equity	$2,693,461	$2,575,507

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Three Years Ended January 1, 2006

	Comprehensive Income	Common Stock Amount	Capital in Excess of Par	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Held in Treasury	Total Stockholders’ Equity
	(In thousands)
Balance, December 29, 2002		$145,101	$679,929	$(5,890)	$655,066	$(31,865)	$(189,997)	$1,252,344

Comprehensive income
Net income	$52,959	—	—	—	52,959	—	—	52,959
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	70,475	—	—	—	—	70,475	—	70,475
Change in minimum liability of pension, net of tax	(9,110)	—	—	—	—	(9,110)	—	(9,110)
Unrealized gains on securities arising during the period, net of tax	1,408	—	—	—	—	1,408	—	1,408

Other comprehensive income	62,773

Comprehensive income	$115,732

Cash dividends ($.28 per share)		—	—	—	(35,409)	—	—	(35,409)
Exercise of employee stock options and related income tax benefits		—	2,057	—	—	—	3,630	5,687
Issuance of common stock for employee benefit plans		—	(436)	2,396	—	—	8,736	10,696

Balance, December 28, 2003		$145,101	$681,550	$(3,494)	$672,616	$30,908	$(177,631)	$1,349,050

	Comprehensive Income	Common Stock Amount	Capital in Excess of Par	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Held in Treasury	Total Stockholders’ Equity
	(In thousands)
Comprehensive income
Net income	$96,043	—	—	—	$96,043	—	—	$96,043
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	38,354	—	—	—	—	38,354	—	38,354
Change in minimum liability of pension, net of tax	(11,987)	—	—	—	—	(11,987)	—	(11,987)
Unrealized gains on securities arising during the period, net of tax	75	—	—	—	—	75	—	75

Other comprehensive income	26,442	—	—	—	—	—	—	—

Comprehensive income	$122,485	—	—	—	—	—	—	—

Cash dividends ($.28 per share)	—	—	—	—	(35,781)	—	—	(35,781)
Exercise of employee stock options	—	855	9,646	—	—	—	4,540	15,041
Issuance of common stock for employee benefit plans	—	167	3,408	2,034	—	—	2,336	7,945
Issuance (cancellation) of common stock for long-term incentive program	—	(16)	2,185	(2,742)	—	—	1,918	1,345
Elimination of treasury stock	—	(17,048)	(151,789)	—	—	—	168,837	—

Balance, January 2, 2005		$129,059	$545,000	$(4,202)	$732,878	$57,350	—	$1,460,085

Comprehensive income
Net income	$268,108	—	—	—	$268,108	—	—	$268,108
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(44,626)	—	—	—	—	(44,626)	—	(44,626)
Change in minimum liability of pension, net of tax	(7,376)	—	—	—	—	(7,376)	—	(7,376)
Unrealized gains on securities arising during the period, net of tax	10	—	—	—	—	10	—	10

Other comprehensive loss	(51,992)	—	—	—	—	—	—	—

Comprehensive income	$216,116	—	—	—	—	—	—	—

Cash dividends ($.28 per share)	—	—	—	—	(36,296)	—	—	(36,296)
Exercise of employee stock options and related income tax benefits	—	1,533	23,198	—	—	—	—	24,731
Issuance of common stock for employee benefit plans	—	308	4,267	101	—	—	—	4,676
Buyback and cancellation of employee shares		(1,096)	(23,301)	—	—	—	—	(24,397)
Issuance (cancellation) of common stock for long-term incentive program	—	305	7,564	(2,271)	—	—	—	5,598

Balance, January 1, 2006		$130,109	$556,728	$(6,372)	$964,690	$5,358	$—	$1,650,513

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Years Ended

	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Operating activities:
Net income	$268,108	$96,043	$52,959
Add net income from discontinued operations	(15,214)	(20,659)	(2,652)
Add net (gain) loss on disposition of discontinued operations	(186,362)	495	448

Income from continuing operations	66,532	75,879	50,755
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Non-cash restructuring actions	22,065	—	(3,539)
Depreciation and amortization	66,998	67,599	70,450
Stock-based compensation	9,824	8,402	8,880
Deferred taxes	1,421	21,932	(11,842)
Resolution of prior year tax contingencies	(27,772)	(8,019)	(4,366)
Amortization of deferred debt issuance cost, accretion of discounts and extinguishment of debt	57,385	8,099	9,631
(Gains) losses on dispositions, net	(1,502)	409	(283)
(Gains) losses on the sale of investments, net	(5,844)	300	2,391
Changes in assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	(10,434)	17,951	42,018
Inventories	(323)	5,625	23,367
Accounts payable	23,242	(14,443)	1,829
Tax benefit from exercise of common stock options	5,343	—	2,070
Accrued expenses and other	(13,503)	(10,758)	(48,903)

Net cash provided by continuing operations operating activities	193,432	172,976	142,458
Net cash provided by discontinued operations operating activities	14,661	27,781	25,017

Net cash provided by operating activities	208,093	200,757	167,475

Investing activities:
Cash held in escrow	—	—	187,477
Capital expenditures	(25,051)	(15,818)	(15,624)
Proceeds from (settlement of) dispositions of businesses, net	366,578	425	(959)
Proceeds from dispositions of property, plant and equipment, net	9,393	3,442	5,363
(Payments for) proceeds of acquisitions and investments, net of cash and cash equivalents acquired	(17,571)	2,765	534

Net cash provided by (used in) continuing operations investing activities	333,349	(9,186)	176,791
Net cash (used in) provided by discontinued operations investing activities	(10,060)	(2,497)	436

Net cash provided by (used in) investing activities	323,289	(11,683)	177,227

Financing activities:
Prepayment of senior subordinated debt	(299,975)	—	—
Premium on prepayment of senior subordinated debt	(36,321)	—	—
Prepayment of term loan debt	(70,000)	(175,000)	(70,000)
Prepayment of zero coupon convertible notes	—	—	(189,901)
Settlement of interest rate swaps	(8,480)	—	—
Proceeds from borrowings	244,253	—	—
Payment of 6.8% notes	(4,681)	—	—
Payment of debt issuance costs	(1,133)	—	(4,385)
Other debt increases (decreases)	24	39	(2,273)
Proceeds from exercise of stock options	19,388	15,041	3,617
Purchases of common stock for treasury	(24,397)	—	—
Cash dividends	(36,296)	(35,781)	(35,409)

Net cash used in continuing operations financing activities	(217,618)	(195,701)	(298,351)
Net cash used in discontinued operations investing activities	(233)	(237)	—

Net cash used in financing activities	(217,851)	(195,938)	(298,351)

Effect of exchange rate changes on cash and cash equivalents	(8,780)	12,878	14,533

Net increase in cash and cash equivalents	304,751	6,014	60,884

Cash and cash equivalents at beginning of year	197,513	191,499	130,615

Cash and cash equivalents at end of year	$502,264	$197,513	$191,499

Supplemental disclosures of cash flow information (see also Note 2):
Cash paid during the year for:
Interest	$37,361	$32,491	$33,631
Income taxes	$44,008	$36,448	$43,526

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Accounting Policies

Nature of Operations:    PerkinElmer, Inc. is a global high technology company which designs, manufactures, markets and supports products, systems and service offerings within two reporting segments: Life and Analytical Sciences and Optoelectronics.

The consolidated financial statements include the accounts of PerkinElmer, Inc. and its subsidiaries (the Company). All material intercompany balances and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal year ended January 1, 2006 included 52 weeks. The fiscal years ended January 2, 2005 included 53 weeks. The year ended December 28, 2003 included 52 weeks.

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

On November 29, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

handling costs and wasted material. Statement 151 is effective for inventory costs incurred beginning after January 1, 2006. The Company has evaluated the adoption of Statement 151 and determined that it will not have a material impact on its consolidated financial position, results of operations or cash flows.

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

Asset Retirement Obligations:    The Company records obligations associated with its lease obligations, the retirement of tangible long-lived assets and the associated asset-retirement costs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143 (“FIN 47”). The Company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as an operating expense. The Company provides for asset retirement obligations when such amounts can be reasonably estimated, regardless of whether the settlement is conditional on a future event.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization; and (3) amortizing intangibles, which consist of patents, and purchased technologies, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on an annual or periodic basis.

The annual impairment assessment of goodwill is performed by the Company on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

Stock-Based Compensation:    The Company has three stock-based compensation plans from which it makes grants, which are described more fully in Note 18. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As allowed by SFAS No. 123, Accounting for Stock Based Compensation, no stock-based employee compensation cost related to stock options is reflected in net income for the Company’s 2005 fiscal year, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The Company has also issued restricted stock to certain employees and has reflected the intrinsic value of these awards as unearned compensation until the restrictions are released and the compensation is earned. The Company has elected to account for disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis, which is presented below. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands, except per share data)
Net income	$268,108	$96,043	$52,959
Add: Stock-based employee compensation expense included in net income, net of related tax effects	3,408	1,481	1,792
Deduct: Total stock-based employee compensation expense determined under fair market value method (see Note 18) for all awards, net of related tax effects	(12,801)	(19,501)	(20,158)

Pro forma net income	$258,715	$78,023	$34,593

Earnings per share:
Basic — as reported	$2.07	$0.75	$0.42
Basic — pro forma	$2.00	$0.61	$0.27
Diluted — as reported	$2.04	$0.74	$0.41
Diluted — pro forma	$1.97	$0.60	$0.27

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement addressed the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the statement of operations. SFAS 123R is effective for the Company as of January 1, 2006. The Company historically accounted for share-based payments to employees under APB Opinion No. 25’s intrinsic value method. As such, the Company has not recognized compensation expense for options granted to employees. The Company will adopt the provisions of SFAS 123R under the modified prospective method, in which compensation cost for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS 123R, and compensation cost for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS 123R is recognized based on SFAS 123. Tax benefits will be recognized related to the cost for share-based payments to the extent the equity instrument would ordinarily result in a future tax deduction under existing law. Tax expense will be recognized to write off excess deferred tax assets when the tax deduction upon settlement of a vested option is less than the expense recorded in the statement of operations (to the extent not offset by prior tax credits for settlements where the tax deduction was greater than the fair value cost). The Company’s current estimates associated with 2006 indicate the Company will recognize stock option compensation expense of approximately 6 cents per share. This amount is subject to revisions as the Company finalizes certain assumptions related to 2006, including the size and nature of awards and forfeiture rates. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financial cash flow, rather than as operating cash flow as was required. The Company cannot estimate what the future tax benefits will be as the amounts depend on, among other factors, future employee stock option exercises.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS 123R.

Marketable Securities and Investments:    Marketable Securities and Investments, whether debt or equity, are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The cost of securities sold is based on the specific identification method. Should securities be classified as available for sale, the Company records these investments at their fair values with unrealized gains and losses included in accumulated other comprehensive income (loss). Under the cost method of accounting, equity investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value or additional investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss):    Comprehensive income (loss) is defined as net income or loss and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. Comprehensive income (loss) is reflected in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Derivative Instruments and Hedging:    The Company records derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

Reclassifications:    Amortization charges associated with long-lived intangibles are classified on the statement of income according to the function of the intangible asset. Generally, if such intangibles are a component of the activities that constitute a company’s ongoing major operations, amortization should be classified as part of cost of sales. The Company is following this guidance in the current year and has reclassified amounts totaling $27.6 million in 2004 and $27.2 million in 2003 from a separate line item in operations to cost of sales in the current year.

Note 2:	Acquisitions

In February 2005, the Company acquired Elcos AG, a leading European designer and manufacturer of custom light emitting diode, or LED, solutions for biomedical and industrial applications. Consideration for the transaction was approximately $15.4 million in cash at the time of closing, $0.3 million of additional payments in 2005 and approximately $1.1 million due through fiscal 2007. Also, the Company estimates that under an earn out provision in the acquisition agreement we will make an additional cash payment of approximately $3.1 million in 2006 to reflect the performance of the business in 2005, with the potential for additional earn out payments being made in 2007 and 2008 based on the performance of the business in 2006 and 2007, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the preliminary purchase price and allocation are as follows (in thousands):

Consideration and acquisition costs:
Cash payments	$15,757
Deferred consideration	1,116
Earnout liability	3,130
Transaction costs	402

Total consideration and acquisition costs	$20,405

Allocation of purchase price
Current assets	$5,769
Property, plant and equipment	2,094
Other assets	181
Identifiable intangible assets:
Core and completed technologies	2,836
Customer contracts	2,626
Customer relationships	1,838
Distributor network	880
Supplier network	552
Trade names and other	621
In-process research and development	194
Goodwill	8,393
Deferred taxes on identified intangibles	(3,640)
Liabilities assumed	(1,939)

Total	$20,405

Note 3:	Restructuring Charges

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

During 2005, the Company recorded a pre-tax restructuring charge of $6.1 million relating to its Q4 2002 restructuring and integration plans (each of which is further described below) due to higher than expected costs associated with the closure of facilities, primarily in Europe.

Also, on June 15, 2005, the Company’s management approved a plan to terminate employees in several locations as the Company shifts resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. The Company completed notifying affected employees on July 1, 2005. As a result of this plan of termination, the Company recorded a pre-tax restructuring charge of $8.2 million during the second quarter of 2005 (the “Q2 2005 Plan”). During the fourth quarter of 2005, the Company recorded a pre-tax restructuring reversal of $0.4 million relating to this plan due to lower than expected employee separation costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the Life and Analytical Sciences segment. The principal actions within the Q2 2005 Plan related to a workforce reduction resulting from reorganization activities within the Life and Analytical Sciences and Optoelectronics businesses.

In addition, during the fourth quarter of 2005, the Company’s management approved a plan to terminate employees in several locations and to close certain manufacturing and administrative facilities as the Company continues to shift resources into product lines that are more consistent with the Company’s growth strategy. As a result of this plan of termination, the Company recorded a pre-tax restructuring charge of $8.2 million during the fourth quarter of 2005 (the “Q4 2005 Plan”). The principal actions within the Q4 2005 Plan related to a workforce reduction as well as a sale of underutilized assets from reorganization activities within the Life and Analytical Sciences and Optoelectronics businesses.

A description of each of the restructuring plans and the activity recorded is as follows:

Q4 2005 Plan

During the fourth quarter of 2005, the Company recognized a $2.2 million restructuring charge in the Life and Analytical Sciences business and a $6.0 million restructuring charge in the Optoelectronics business. The purpose of these restructuring actions was to shift resources into geographic regions and product lines that were more consistent with the Company’s growth strategy. The principal actions in the Q4 2005 Plan were primarily due to headcount reductions and the closure of several facilities resulting from reorganization activities.

The following table summarizes the components of the Q4 2005 Plan activity for the year ended January 1, 2006:

	Headcount	Severance	Abandonment of Excess Facilities	Total
	(In thousands)
Balance at January 2, 2005	—	$—	$—	$—
Provision	44	2,161	6,062	8,223
Amounts paid	(20)	(369)	(5,708)	(6,077)

Balance at January 1, 2006	24	$1,792	$354	$2,146

The Company anticipates that all remaining Q4 2005 Plan action will be completed by December 2006.

Q2 2005 Plan

During the second quarter of 2005, the Company recognized a $5.3 million restructuring charge in the Life and Analytical Sciences business and a $2.9 million restructuring charge in the Optoelectronics business. During the fourth quarter of 2005, the Company recorded a $0.4 million restructuring reversal due to successful negotiation of certain severance costs, primarily related to terminations in Europe. The purpose of these restructuring actions was to shift resources into geographic regions and product lines that were more consistent with the Company’s growth strategy. The principal actions in the Q2 2005 Plan were primarily due to headcount reductions resulting from reorganization activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of the Q2 2005 Plan activity for the year ended January 1, 2006:

	Headcount	Severance	Abandonment of Excess Facilities	Total
	(In thousands)
Balance at January 2, 2005	—	$—	$—	$—
Provision	228	8,111	140	8,251
Change in estimate	—	(403)	—	(403)
Amounts paid	(228)	(5,370)	(140)	(5,510)

Balance at January 1, 2006	—	$2,338	$—	$2,338

The Company anticipates that all remaining severance costs will be paid by the end of the second quarter 2006.

Q2 2003 Plan

During the second quarter of 2003, the Company recognized a $2.0 million restructuring charge in the Life and Analytical Sciences business and a $0.3 million restructuring charge in the Optoelectronics business (the “Q2 2003 Plan”). The purpose of the restructuring was to further improve performance and take advantage of synergies between the Company’s former Life Sciences and Analytical Instruments segments. The principal actions in this restructuring plan included lower headcount due to the continued integration of the Life and Analytical Sciences segment in a European manufacturing facility and a customer care center, as well as a headcount reduction at one of the Optoelectronics manufacturing facilities to reflect recent declining demand for several product lines.

The following table summarizes the restructuring plan activity for the year ended January 1, 2006:

Severance and Separation
(In thousands)
Balance at January 2, 2005	$202
Change in estimate	(202)

Balance at January 1, 2006	$—

During 2004, the Company completed all actions under the Q2 2003 Plan, with the exception of a headcount reduction of one person that will be completed by the end of 2006.

Q4 2002 Plan

In connection with the Company’s decision to combine the Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies, the Company recorded a pre-tax restructuring charge of $26.0 million during the fourth quarter of 2002 (the “Q4 2002 Plan”). This plan allowed the Company to combine many business functions worldwide, with the intention to better serve its customers and more fully capitalize on the strengths of the businesses’ sales, service, and research and development organizations. The principal actions in the restructuring plan included workforce reductions, closure of facilities and disposal of underutilized assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, the Company recorded an additional provision of $5.6 million for additional costs related to closed facilities due to soft sublease markets, primarily in Europe. The following table summarizes the components of the Company’s Q4 2002 Plan and related accrual activity:

	Headcount	Severance	Abandonment of Excess Facilities	Total
	(In thousands)
Balance at December 29, 2002	546	$19,150	$3,512	$22,662
Amounts paid	(299)	(12,525)	(343)	(12,868)
Changes in estimates	(182)	(3,855)	(1,639)	(5,494)

Balance at December 28, 2003	65	2,770	1,530	4,300
Amounts paid	(54)	(2,307)	(1,023)	(3,330)

Balance at January 2, 2005	11	463	507	970
Provision	—	—	5,632	5,632
Amounts paid	(9)	(432)	(1,111)	(1,543)

Balance at January 1, 2006	2	$31	$5,028	$5,059

In addition, the Company recorded a reversal of $5.5 million in the Q4 2002 Plan due to higher than expected employee attrition rates in several countries prior to planned termination, and accordingly lower severance costs, plus lower than expected lease termination costs in certain locations.

The remaining liability represents severance and lease commitments. The Company expects to settle the remaining severance liability during 2006. The Company’s current estimate of its lease commitments on unoccupied buildings is that they vary in length but extend until 2014.

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

The following table summarizes the components of the Company’s Q1 2002 Plan and related accrual activity:

Severance
(In millions)
Balance at December 29, 2002	$1,152
Amounts paid or incurred	(52)
Changes in estimates	(1,000)

Balance at December 28, 2003	100
Amounts paid or incurred	(100)

Balance at January 2, 2005	$—

Q1 2002 Plan charges in the Company’s Life and Analytical Sciences segment totaled $5.5 million. The charges were a result of actions we took as a response to decreased sales of components in our Life and Analytical Sciences segment. These actions under the charges primarily included the downsizing of an additional manufacturing location and the streamlining of the global sales and research and development organizations, primarily in Europe, Japan and the Pacific Rim. These actions were undertaken to reduce the number of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees in components of its business that had experienced declining demand. The Q1 2002 Plan charges in the Company’s Optoelectronics segment totaled $3.7 million. This charge was primarily due to the removal of a layer of management structure within Optoelectronics that led to a flatter and less expensive organization structure. Planned headcount reductions for Q1 2002 Plan totaled 276.

During 2003, the Company recorded a reversal of $1.0 million in the Q1 2002 Plan due to lower than expected headcount reductions and severance costs resulting from higher than expected attrition rates in several countries prior to ultimate termination.

Q4 2001 Plan

During the fourth quarter of 2001, in connection with the integration of acquired operations and a restructuring of its sales offices in Europe, the Company recorded a restructuring charge of $9.2 million in the Life and Analytical Sciences segment. The principal actions in the restructuring plan include the closing or consolidation of several leased sales and services offices in Europe, as well as costs associated with the closure of a manufacturing facility in Europe, the closure of leased manufacturing facilities in the United States, and the disposal of related assets.

The following table summarizes the original restructuring charge and subsequent activity of the Company’s Q4 2001 Plan:

	Severance	Abandonment of Excess Facilities	Asset Impairment	Total
	(In thousands)
Q4 2001 Plan
Balance at December 29, 2002	$3,975	$100	—	$4,075
Amounts paid or incurred	(3,334)	(100)	—	(3,434)
Changes in estimates	1,830	—	—	1,830

Balance at December 28, 2003	2,471	—	—	2,471
Amounts paid	(965)	—	—	(965)

Balance at January 2, 2005	1,506	—	—	1,506
Amounts paid	(401)	—	—	(401)

Balance at January 1, 2006	$1,105	$—	$—	$1,105

In 2003, the Company recorded an additional pre-tax restructuring charge associated with the Q4 2001 Plan of $1.8 million. This charge was primarily due to additional severance and severance related benefits of the previously identified employees associated with the closure of the Company’s European manufacturing facility in the Life and Analytical Sciences segment.

During 2004, the Company paid $1.0 million in relation to the headcount actions associated with the Q4 2001 plan. The remaining liability relates to European severance obligations and is expected to be paid during 2006.

Integration activity:

In November 2001, the Company completed its acquisition of Packard BioScience Company (“Packard”). The integration activities were completed in early 2003 with the exception of $0.6 million in remaining payments due on leased facilities exited in 2001 that will be paid through 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes integration reserve activity during 2005 and 2004 related to the acquisition of Packard:

Abandonment of Excess Facilities
(In millions)
Packard BioScience Integration Plan
Balance at December 28, 2003	$874
Amounts paid	(507)

Balance at January 2, 2005	367
Provision	564
Amounts paid	(337)

Balance at January 1, 2006	$594

Note 4:	Other Expense

Other expense, net consisted of the following:

	2005	2004	2003
	(In thousands)
Interest income	$(3,321)	$(2,401)	$(2,479)
Interest expense	27,291	36,203	50,213
(Gains) losses on disposition of investments, net	(5,844)	300	2,391
Extinguishment of debt	54,886	4,143	1,953
Other	1,279	87	1,435

	$74,291	$38,332	$53,513

Note 5:	Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows:

	2005	2004	2003
	(In thousands)
U.S.	$(51,609)	$(48,057)	$(51,328)
Non-U.S.	118,269	147,401	124,770

	$66,660	$99,344	$73,442

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision (benefit) for income taxes for continuing operations were as follows:

	Current	Deferred Expense (Benefit)	Total
	(In thousands)
2005
Federal	$(36,893)	$4,381	$(32,512)
State	(662)	511	(151)
Non-U.S.	36,262	(3,471)	32,791

	$(1,293)	$1,421	$128

2004
Federal	$(20,756)	$25,375	$4,619
State	(6,535)	(929)	(7,464)
Non-U.S.	28,824	(2,514)	26,310

	$1,533	$21,932	$23,465

2003
Federal	$(720)	$(7,471)	$(8,191)
State	1,555	427	1,982
Non-U.S.	33,694	(4,798)	28,896

	$34,529	$(11,842)	$22,687

The total provision for income taxes included in the consolidated financial statements was as follows:

	2005	2004	2003
	(In thousands)
Continuing operations	$128	$23,465	$22,687
Discontinued operations	94,776	13,732	2,597

	$94,904	$37,197	$25,284

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision (benefit) is as follows:

	2005	2004	2003
	(In thousands)
Tax at statutory rate	$23,331	$34,771	$25,705
Non-U.S. rate differential, net	(10,272)	(24,454)	(15,397)
U.S. taxation of multinational operations	5,566	2,162	8,054
State income taxes, net	(2,102)	807	1,619
Extra-territorial income	(2,078)	(2,170)	(1,853)
Repatriation pursuant to HIA and APB 23	15,475	8,709	(6,017)
Resolution of prior year tax contingencies and reserves	(27,772)	(8,019)	(3,400)
Use of research and experimental credits	(2,233)	—	—
Change in valuation allowance	(1,417)	10,975	17,430
Other, net	1,630	684	(3,454)

	$128	$23,465	$22,687

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities as of January 1, 2006 and January 2, 2005 were as follows:

	2005	2004
	(In thousands)
Deferred tax assets:
Inventory	$8,225	$12,253
Reserves and accruals	16,551	16,384
Accrued compensation	14,000	11,941
Net operating loss and credit carry forwards	86,958	78,458
Post-retirement health benefits	621	992
Restructuring reserve	1,996	233
All other, net	313	8,837

Total deferred tax assets	128,664	129,098
Deferred tax liabilities:
Pension contribution	(8,617)	(20,751)
Amortization	(63,156)	(44,860)
Depreciation	(15,437)	(19,134)
All other, net	(7,748)	(18,616)

Total deferred tax liabilities	(94,958)	(103,361)
Valuation allowance	(96,839)	(74,939)

Net deferred liabilities	$(63,133)	$(49,202)

At January 1, 2006, the Company had state net operating loss carry overs of $35 million; foreign net operating loss carry overs of $180 million, state tax credit carry overs of $5.6 million, and foreign tax credits of $22 million—all subject to various carry forward periods. Valuation allowances generally take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. Based on the judgment of the Company, and consistent with prior years, full valuation allowances have been established against these tax attributes with the exception of a partial release of a valuation allowance related to either the use of or the revaluation of foreign net operating loss carry forwards in Belgium. Also during 2005, the Company used all carry forward research and experimental credits against the gain that was recognized on the disposal of its Fluid Sciences business. The tax benefit of the reversal of the valuation allowance associated with the Company’s research and experimental credits was reported as part of the gain on disposal of discontinued operations.

Current deferred tax assets of $40 million and $28 million were included in other current assets at January 1, 2006, and January 2, 2005, respectively. Long-term deferred tax assets of $6 million and $10 million were included in other assets at January 1, 2006, and January 2, 2005, respectively. Long-term deferred tax liabilities of $109.1 million and $87.2 million were included in other long-term liabilities at January 1, 2006, and January 2, 2005, respectively.

The Company generally considers all earnings generated outside of the U.S. to be permanently re-invested offshore. Pursuant to Accounting Principles Board Opinion No. 23, Accounting for Income Taxes—Special Areas (“APB 23”) and related interpretations with respect to corporate earnings permanently reinvested offshore, the Company therefore does not accrue U.S. tax for the repatriation of its foreign earnings it considers to be permanently reinvested outside the United States. However, the Company regularly reviews its global cash needs and may repatriate foreign earnings when necessary and these earnings can be distributed in cash and in a tax efficient manner. During 2005, the Company repatriated cash of approximately $535 million of which more than $470 million qualified as domestic reinvestment plan repatriations under the homeland investment provisions of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the American Jobs Creation Act. The Company provided tax of $15.5 million and $8.7 million in 2005 and 2004, respectively, to cover the distributions. As of January 1, 2006, the amount of foreign earnings for which no U.S. tax cost has been provided was approximately $115 million. The U.S. tax cost has not been determined due to the fact that it is not practicable at this time.

During 2005, the Internal Revenue Service concluded its audit of federal income taxes for the years 1999 through 2002. The Company has agreed to all matters with the exception of one, and has filed a single issue protest with the Appeals Division of the Internal Revenue Service, and expects to resolve the matter in 2006. Regardless of the outcome of this matter, the Company does not expect final resolution to significantly impact its financial position, results of operations or cash flows in 2006.

The Company is under regular examination by the Internal Revenue Service and other tax authorities in the United States and other countries, such as Germany, the United Kingdom, and states in which it has significant business operations, such as California and New York. The tax years under examination vary by jurisdiction; with the most significant one being that undertaken by the German tax authority for the years 1999 through 2003. During the year, in addition to the IRS audit described above, the Company concluded audits concerning income tax matters affecting certain of its subsidiaries with Texas, Illinois, the United Kingdom, Canada, and Belgium.

As a result of concluding the federal, state, and foreign audits during 2005, the Company recognized a benefit of $27.5 million.

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available and when an event occurs requiring a change to the reserves. The resolution of current tax audits are not expected to have a material effect on the Company’s consolidated financial condition, although adjustments related to the examination process or audit settlement could have a material impact on its income tax expense, cash flow, and consolidated statement of income for a particular future period.

Note 6:	Discontinued Operations

As part of its continued efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144 and, accordingly, has presented the results of operations and related cash flows as part of discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying balance sheets as of January 1, 2006 and January 2, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded the following gains and losses, which have been reported as the gain (loss) on dispositions of discontinued operations during the three years ended January 1, 2006:

	2005	2004	2003
	(In thousands)
Gain on the sale of Aerospace business	$250,638	$—	$—
Gain on the sale of Fluid Testing business	30,281	—	—
Loss on the sale of Fiber Optics Test Equipment business	(5,184)	—	—
Loss on the sale of Lithography business	(3,307)	—	—
Gain on the resolution of contingencies associated with the Technical Services business	900	1,487	6,535
Gain (loss) on other discontinued businesses	497	(2,303)	(6,757)

Net gain (loss) on disposition of discontinued operations before income taxes	273,825	(816)	(222)
Provision (benefit) for income taxes	87,463	(321)	226

Gain (loss) on disposition of discontinued operations, net of income taxes	$186,362	$(495)	$(448)

In September 2005, the Company’s Board of Directors approved a plan to divest its Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In November 2005, the Company sold the Fluid Testing division to Caleb Brett USA Inc. for approximately $34.5 million, resulting in a net pre-tax gain of $30.3 million. In December 2005, the Company sold the Aerospace division to Eaton Corporation for approximately $333 million, resulting in a net pre-tax gain of $250.6 million. These gains were recognized during fiscal 2005 as gains on the disposition of discontinued operations. The Company received total cash proceeds in these transactions of approximately $360 million. On February 27, 2006, the Company sold substantially all of the assets of its Semiconductor business for approximately $26.5 million (subject to a net working capital adjustment) plus additional contingent consideration that could bring the total proceeds received to more than $30 million. The Company is currently in the process of computing the gain on the transaction and will record such amount the first quarter of 2006.

In December 2005, the Company’s Board of Directors approved a plan to sell its Lithography business. In June 2005, the Company’s Board of Directors approved a plan to shut down the Company’s Fiber Optics Test Equipment business. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. The Company received proceeds of $0.5 million upon the sale of the Lithography business and recognized a pre-tax loss of $3.3 million during fiscal 2005 as loss on the disposition of discontinued operations. The shut-down of the Fiber Optics Test Equipment business resulted in a pre-tax loss of $5.2 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value. In August 2005, certain assets that were previously written down were subsequently sold resulting in a gain of $0.1 million. The Company recognized the net loss during fiscal 2005.

In September 2004, the Company’s Board of Directors approved a plan to shut down its Computer-To-Plate business. In June 2004, the Company’s Board of Directors approved a plan to shut down the Company’s Electroformed Products business and sell the Company’s Ultraviolet Lighting business. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. The abandonment of the Computer-To-Plate business resulted in a $1.0 million write-down of certain fixed assets and inventory for the year ended January 2, 2005. The net assets of the Electroformed Products business were written off resulting in a $1.6 million pre-tax loss in 2004. The fixed assets and inventory of the Ultraviolet Lighting business were sold in July 2004 for their approximate book value.

During 2005 and 2004, the Company settled various claims under certain long-term contracts and transition services with its Technical Services business, which was sold in August of 1999. The net settlement and the reversal of certain previously established contingency reserves resulted in pre-tax gains of $0.9 million and $1.5 million that were recognized in 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2002, the Company completed the sale of its Security and Detection Systems business for cash consideration of approximately $100.0 million and a net working capital adjustment. The Company recorded a net pre-tax gain of approximately $15.0 million pursuant to this transaction in 2002 as a gain on the disposition of a discontinued operation. Adjustments relating to this sale resulted in a pre-tax loss of $2.4 million in 2003, primarily due to revised estimates of the working capital adjustment. In 2005, the Company determined that previously established contingencies related to the sale of this business were no longer required and as a result, recognized $0.1 million of pre-tax gain as gain on disposition of discontinued operations.

During June 2002, the Company’s Board of Directors approved separate plans to shut down the Company’s Telecommunications Component and sell its Entertainment Lighting businesses. This resulted in an initial pre-tax loss of approximately $20.5 million in 2002. In June 2003, the Company completed the sale of a significant portion of its Entertainment Lighting business and abandoned the remaining assets. In addition, the Company incurred adjustments relating to the shutdown of its Telecommunications business. Accordingly, a pre-tax loss of $4.3 million was recorded in 2003. The subsequent sale of assets which were previously written down resulted in the recognition of $0.3 million and $0.3 million of pre-tax gains in 2005 and 2004, respectively. The results of these businesses were previously reported as part of the Optoelectronics reporting segment.

Summary operating results of the discontinued operations of the Aerospace, Fluid Testing, Semiconductor, Security and Detection Systems, Telecommunications Component, Lithography, Fiber Optic Testing Equipment, Entertainment Lighting, Electroformed Products, Ultraviolet Lighting and Computer-To-Plate businesses for the periods prior to disposition were as follows:

	2005	2004	2003
	(In thousands)
Sales	$223,997	$261,535	$194,899
Costs and expenses	200,156	225,045	187,276

Operating income from discontinued operations	23,841	36,490	7,623
Other expense	1,314	1,778	2,600

Income from discontinued operations before income taxes	22,527	34,712	5,023
Provision for income taxes	7,313	14,053	2,371

Income from discontinued operations, net of income taxes	$15,214	$20,659	$2,652

Note 7:	Earnings per Share

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

	2005	2004	2003
	(In thousands)
Number of common shares — basic	129,267	127,345	126,363
Effect of dilutive securities:
Stock options	1,609	1,755	854
Restricted shares	264	329	524

Number of common shares — diluted	131,140	129,429	127,741

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares of common stock related to employee stock options to purchase 5.1 million, 5.3 million and 8.3 million shares of common stock were not included in the computation of diluted earnings per share for 2005, 2004 and 2003, respectively, because their effect would have been antidilutive.

Note 8:	Accounts Receivable

Accounts receivable were net of reserves for doubtful accounts of $11.7 million and $17.3 million as of January 1, 2006 and January 2, 2005, respectively.

During 2001, the Company established a wholly owned consolidated subsidiary to fund, on a revolving basis, certain of the Company’s accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. The Company’s consolidated subsidiary retains the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts has been provided for on the Company’s balance sheet. Under the terms of this arrangement, the Company retains collection and administrative responsibilities for the balances. The servicing fees received constitute adequate compensation for services performed. No servicing asset or liability is therefore recorded. The accounts receivable securitization facility provides for up to $65.0 million in accounts receivable funding. The facility had an effective interest rate at January 1, 2006 of approximately LIBOR plus 53 basis points. The amount funded under this facility was $45 million on January 1, 2006 and January 2, 2005, respectively. The facility includes conditions that require the Company to maintain a corporate credit rating of BB or above as defined by Standard & Poor’s Rating Services, and Ba2 or above as defined by Moody’s Investors Service. At January 1, 2006 the Company had a senior unsecured credit rating of BBB- with a stable outlook from Standard & Poor’s Rating Services and of Baa3 with a stable outlook from Moody’s Investors Service. In January 2006, the Company entered into an agreement to extend the term of its accounts receivable securitization facility to January 26, 2007.

Note 9:	Inventories

Inventories as of January 1, 2006 and January 2, 2005 consisted of the following:

	2005	2004
	(In thousands)
Raw materials	$59,023	$67,784
Work in progress	9,606	12,029
Finished goods	94,521	88,587

	$163,150	$168,400

Note 10:	Property, Plant and Equipment

Property, plant and equipment, at cost, as of January 1, 2006 and January 2, 2005, consisted of the following:

	2005	2004
	(In thousands)
Land	$19,509	$21,001
Building and leasehold improvements	147,983	149,523
Machinery and equipment	316,961	319,286

Total property, plant and equipment	484,453	489,810
Accumulated depreciation	(307,084)	(293,061)

Total property, plant and equipment, net	$177,369	$196,749

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense of property, plant and equipment for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 was $38.4 million, $40.0 million and $43.3 million, respectively.

Note 11:	Marketable Securities and Investments

Investments as of January 1, 2006 and January 2, 2005 consisted of the following:

	2005	2004
	(In thousands)
Marketable securities	$7,991	$8,444
Joint venture and other investments	1,231	2,035

	$9,222	$10,479

Marketable securities include equity and fixed-income securities held to meet obligations associated with the supplemental executive retirement plan and other deferred compensation plans. We have, accordingly, classified securities as long-term.

The net unrealized holding gain on marketable securities, net of deferred income taxes, reported as a component of accumulated other comprehensive income in stockholders’ equity, was a $0.13 million gain and a $0.12 million gain at January 1, 2006 and January 2, 2005, respectively. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

Marketable securities classified as available for sale as of January 1, 2006 and January 2, 2005 consisted of the following:

	Market Value	Gross Unrealized Holding
		Cost	Gains	(Losses)
	(In thousands)
2005
Equity securities	$5,043	$4,748	$326	$(31)
Fixed-income securities	2,768	2,776	—	(8)
Other	180	270	—	(90)

	$7,991	$7,794	$326	$(129)

2004
Equity securities	$4,983	$4,705	$302	$(24)
Fixed-income securities	3,250	3,240	10	—
Other	211	319	—	(108)

	$8,444	$8,264	$312	$(132)

Note 12:	Goodwill and Intangible Assets

The Company performs its annual goodwill assessment on the later of January 1 or the first day of each fiscal year. The Company completed its annual impairment tests for the year ending January 1, 2006 as required by SFAS No. 142 and determined that there was no impairment of goodwill for fiscal 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for fiscal 2005 and 2004 are as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
Balance, December 28, 2003	$967,479	$36,591	$1,004,070
Foreign currency translation	21,934	688	22,622
Purchase accounting adjustments	15,811	506	16,317

Balance, January 2, 2005	1,005,224	37,785	1,043,009
Foreign currency translation	(32,455)	(2,237)	(34,692)
Elcos acquisition	—	8,393	8,393
Purchase accounting adjustments	9,491	—	9,491

Balance, January 1, 2006	$982,260	$43,941	$1,026,201

Intangible asset balances at January 1, 2006 by category and by business segment were as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Patents	$79,155	$11,800	$90,955
Less: Accumulated amortization	(33,596)	(8,312)	(41,908)

Net patents	45,559	3,488	49,047

Licenses	50,129	1,400	51,529
Less: Accumulated amortization	(21,629)	(1,400)	(23,029)

Net licenses	28,500	—	28,500

Core technology	201,788	8,495	210,283
Less: Accumulated amortization	(70,098)	(1,477)	(71,575)

Net core technology	131,690	7,018	138,708

Net amortizable intangible assets	205,749	10,506	216,255
Non-amortizing intangible assets	159,033	131	159,164

TOTALS	$364,782	$10,637	$375,419

Intangible asset balances at January 2, 2005 by category and business segment were as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Patents	$79,379	$11,800	$91,179
Less: Accumulated amortization	(25,842)	(7,132)	(32,974)

Net patents	53,537	4,668	58,205

Licenses	48,031	1,408	49,439
Less: Accumulated amortization	(16,401)	(1,408)	(17,809)

Net licenses	31,630	—	31,630

Core technology	200,567	—	200,567
Less: Accumulated amortization	(57,599)	—	(57,599)

Net core technology	142,968	—	142,968

Net amortizable intangible assets	228,135	4,668	232,803
Non-amortizing intangible assets	159,033	—	159,033

TOTALS	$387,168	$4,668	$391,836

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for finite-lived intangible assets was $28.6 million in 2005, $27.6 million in 2004 and $27.2 million in 2003.

Note 13:	Debt

Senior Unsecured Credit Facility.    On October 31, 2005, the Company entered into a new $350 million five-year senior unsecured revolving credit facility. This facility replaced our existing $100 million five-year revolving credit facility. Letters of credit in the aggregate amount of approximately $15 million, originally issued under our previous credit agreement, will be treated as issued under this new agreement. The new senior unsecured credit facility will be used for general corporate purposes which may include fulfilling working capital needs, refinancing existing indebtedness, making capital expenditures, repurchasing shares, or consummating acquisitions and strategic alliances. The interest rates under the senior unsecured credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal funds rate plus 50 basis points. The Company may allocate all or a portion of our indebtedness under the senior credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of January 1, 2006 was 60 basis points; the weighted average Eurocurrency rate was 2.51%. There were approximately $243 million of borrowings under the facility as of January 1, 2006 with interest based on the above described Eurocurrency rate. At year-end, the borrowings were undertaken by certain foreign subsidiaries of ours and the funds were borrowed in the subsidiaries’ functional currencies of Euro (EUR), Canadian Dollars (CAD) and Japanese Yen (JPY). The effective rates of the borrowings as of January 1, 2006 were as follows: EUR: 3.04%; CAD: 3.97% and JPY: .67%. The agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants include interest coverage and debt-to-EBITDA ratios.

Prior to the fourth quarter of 2005, the Company had a number of borrowings from a number of different sources. These included its:

•	Senior Secured Credit Facility which was established in December 2002. This facility was the predecessor to the Senior Unsecured Credit Facility described above and was terminated in October 2005. This facility was comprised of a six-year term loan in the amount of $315.0 million and a $100.0 million five-year secured revolving credit facility.

•	Senior Subordinated Notes issued in December 2002. These were ten-year senior subordinated notes issued at a rate of 8 7/8% with a face value of $300.0 million (the “Senior Subordinated Notes”). These notes were repurchased during the course of 2005. The Senior Subordinated Notes had an outstanding balance as of October 2, 2005 of $270 million. In the fourth quarter of 2005, the Company commenced and substantially completed a cash tender offer and consent solicitation for any and all of our outstanding Senior Subordinated Notes. On November 14, 2005, as part of an initial settlement under the tender offer, the Company repurchased $269.9 million of the Senior Subordinated Notes. The Company completed the tender offer and repurchased all but $25 thousand of these notes as of November 23, 2005. The source of funds for the tender offer was comprised of proceeds from the sale of the Company’s Fluid Testing business, its cash and cash equivalents, and its new unsecured credit facility. In connection with the tender offer, the Company solicited consents to amend the indenture under which the Senior Subordinated Notes were issued and removed most of the restrictive covenants from the indenture.

In January 2004, the Company swapped the fixed rate on $100 million of the Senior Subordinated Notes to a floating rate using swap instruments which reset semi-annually in arrears based upon six-month USD LIBOR and an applicable spread as defined in the swap agreements. In January 2005, the Company swapped an additional $100 million of these notes from fixed rate to floating rate at similar terms to the January 2004 swap, and therefore it was obligated to pay the applicable six-month USD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LIBOR rate, plus the applicable spread, on $200 million of its obligations represented by the notes. On November 10, 2005, the interest rate swaps were terminated in conjunction with the tender of the Senior Subordinated Notes.

There were significant charges incurred in connection with the above tender and credit facility refinancing. These included premium fees of $36.3 million, $8.9 million relating to the accelerated amortization of term loan and Senior Subordinated Notes issuance fees, and $8.5 million in charges associated with terminating interest rate swaps.

•	6.8% Notes issued by one of the Company’s acquired companies. In December 2002, the Company initiated a tender offer for all of our outstanding 6.8% notes. The Company completed the tender offer and repurchased all but $4.7 million of these notes as of December 26, 2002. The remaining principal balance of $4.7 million was repurchased in the fourth quarter of 2005.

The following table summarizes the maturities of the Company’s indebtedness at January 1, 2006:

	Sr. Unsecured Credit Facility Maturing 2010	8.875% Sr. Subordinated Notes due 2013	Other Revolving Debt Facilities	Total
	(In thousands)
2006	$—	$—	$1,131	$1,131
2007	—	—	—	—
2008	—	—	—	—
2009	—	—	—	—
2010	243,257	—	—	243,257
Thereafter	—	25	—	25

Total	$243,257	$25	$1,131	$244,413

Note 14:	Accrued Expenses

Accrued expenses as of January 1, 2006 and January 2, 2005 consisted of the following:

	2005	2004
	(In thousands)
Payroll and incentives	$29,726	$33,659
Employee benefits	33,354	34,013
Deferred revenue	61,454	53,615
Federal, non-U.S. and state income taxes	122,166	78,591
Interest payable	38	11,436
Other accrued operating expenses	78,216	61,469

	$324,954	$272,783

Note 15:	Employee Benefit Plans

Savings Plan:    The Company has a savings plan for the benefit of qualified United States (U.S.) employees. Under this plan, for Life and Analytical Sciences and corporate employees, the Company contributes an amount equal to the lesser of 100% of the employee’s voluntary contribution or 5.0% of the employee’s annual compensation up to applicable IRS limits. For Optoelectronics employees, the Company contributes an amount equal to the lesser of 55% of the amount of the employee’s voluntary contribution or 3.3% of the employee’s annual compensation up to applicable IRS limits. Savings plan expense was $8.3 million in 2005, $7.8 million in 2004 and $8.0 million in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plans:    The Company has defined benefit pension plans covering some U.S. employees and non-U.S. pension plans for some non-U.S. employees. The principal U.S. defined benefit pension plans were closed to new hires effective January 31, 2001 and benefits for those employed by the Company’s former Life Sciences businesses within the Company’s Life and Analytical Sciences reporting segment were frozen as of that date. Plan benefits were frozen as of March 2003 for those employed by the Company’s former Analytical Instruments business within its Life and Analytical Sciences reporting segment and corporate employees. The plans provide benefits that are based on an employee’s years of service and compensation near retirement.

Net periodic pension cost included the following components:

	2005	2004	2003
	(In thousands)
Service cost	$6,301	$6,165	$4,989
Interest cost	22,673	22,049	21,005
Expected return on plan assets	(22,468)	(22,422)	(21,692)
Curtailment loss	—	—	63
Net amortization and deferral	4,543	1,970	867

	$11,049	$7,762	$5,232

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the funded status of the principal U.S. pension plans and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of January 1, 2006 and January 2, 2005.

	2005		2004
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$211,089	$211,609	$212,813	$199,707

Change in benefit obligations:
Projected benefit obligations at beginning of year	$222,666	$208,485	$186,212	$201,766
Service cost	3,581	2,720	3,469	2,696
Interest cost	10,288	12,385	9,933	12,116
Benefits paid and plan expenses	(10,128)	(12,186)	(7,820)	(12,006)
Participants’ contributions	357	—	371	—
Actuarial loss	19,723	10,077	17,092	3,236
Plan amendments	—	—	(425)	—
Effect of exchange rate changes	(24,090)	—	14,427	—
Plan activity due to acquisitions/divestitures	—	(5,691)	(593)	677

Projected benefit obligations at the end of year	$222,397	$215,790	$222,666	$208,485

Change in plan assets:
Fair value of plan assets at beginning of year	$70,581	$208,520	$57,662	$196,249
Actual return on plan assets	13,426	16,741	6,076	17,957
Benefits paid and plan expenses	(10,128)	(12,186)	(7,820)	(12,006)
Employer contribution	9,401	—	10,216	5,700
Participant contribution	357	—	371	—
Effect of exchange rate changes	(6,746)	—	4,669	—
Plan merger	—	—	(593)	620

Fair value of plan assets at end of year	76,891	213,075	70,581	208,520

Plan assets (greater)/less than projected benefit obligations	145,506	2,715	152,085	(35)
Unrecognized net prior service costs	(128)	(27)	(195)	(54)
Unrecognized net loss	(42,375)	(54,249)	(36,111)	(52,579)

Accrued pension liability (asset)	$103,003	$(51,561)	$115,779	$(52,668)

Net amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability included in other long-term liabilities	$137,479	$—	$142,949	$—
Prepaid benefit cost included in long-term other assets	—	(51,561)	—	(52,668)
Intangible assets included in long-term other assets	(392)	—	(462)	—
Accumulated other comprehensive income—pre-tax	(34,084)	—	(26,708)	—

Net amounts recognized in the consolidated balance sheets	$103,003	$(51,561)	$115,779	$(52,668)

Actuarial assumptions as of the year-end measurement date:
Discount rate	4.36%	5.75%	4.94%	6.00%
Rate of compensation increase	3.00%	3.50%	2.97%	3.50%
Actuarial assumptions used to determine net periodic pension cost during the year:
Discount rate	4.94%	6.00%	5.30%	6.25%
Rate of compensation increase	2.96%	3.50%	2.97%	3.50%
Expected rate of return on assets	7.50%	8.50%	7.45%	8.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At January 1, 2006 and January 2, 2005, the projected benefit obligations were $19.9 million and $18.4 million, respectively. Assets with a fair value of $2.1 million and $3.5 million, segregated in a trust (which is included in Marketable securities and investments on the consolidated balance sheets), were available to meet this obligation as of January 1, 2006 and January 2, 2005, respectively. Pension expense for this plan was approximately $1.8 million in 2005, $1.9 million in 2004 and $1.5 million in 2003.

An incremental additional minimum liability of $7.4 million, $12.0 million and $9.1 million, net of tax, was recorded to stockholder’s equity and included in other comprehensive income during 2005, 2004 and 2003, respectively, related to the Company’s non-U.S. pension plans in the United Kingdom and Germany. Unrecognized net losses are amortized over the remaining service period in accordance with accounting regulations.

Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocation at January 1, 2006 and January 2, 2005, and target asset allocations for fiscal 2006, are as follows:

	Target Allocation		Percentage of Plan Assets at
	January 1, 2006		January 1, 2006		January 2, 2005
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	65-75%	45-75%	70%	65%	71%	65%
Debt securities	25-35%	15-30%	30%	24%	29%	25%
Other	-%	0-25%	-%	11%	-%	10%

Total	100%	100%	100%	100%	100%	100%

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

The Company does not expect to make any contributions to the U.S. pension plan during fiscal 2006. With respect to non-U.S. plans, the Company expects to contribute $9.3 million in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2006	$8,552	$12,060
2007	8,620	12,191
2008	8,831	12,242
2009	9,417	12,598
2010	9,557	13,054
2011-2015	55,782	72,463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Medical Plans:    The Company provides health care benefits for eligible retired U.S. employees under a comprehensive major medical plan or under health maintenance organizations where available. The majority of the Company’s U.S. employees become eligible for retiree health benefits if they retire directly from the Company and have at least ten years of service. Generally, the major medical plan pays stated percentages of covered expenses after a deductible is met and takes into consideration payments by other group coverage and by Medicare. The plan requires retiree contributions under most circumstances and has provisions for cost-sharing charges. Effective January 1, 2000, this plan was closed to new hires. For employees retiring after 1991, the Company has capped its medical premium contribution based on employees’ years of service. The Company funds the amount allowable under a 401(h) provision in the Company’s defined benefit pension plan. Assets of the plan are primarily equity and debt securities.

Net periodic post-retirement medical benefit cost (credit) included the following components:

	2005	2004	2003
	(In thousands)
Service cost	$129	$125	$119
Interest cost	383	522	547
Expected return on plan assets	(801)	(771)	(747)
Net amortization and deferral	(654)	(483)	(470)

	$(943)	$(607)	$(551)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets at January 1, 2006 and January 2, 2005.

	2005	2004
	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$6,212	$6,163
Active employees eligible to retire	488	421
Other active employees	2,034	2,084

Accumulated benefit obligations at beginning of year	8,734	8,668

Service cost	129	125
Interest cost	383	522
Benefits paid	(582)	(892)
Actuarial (gain) loss	(1,890)	311

Change in accumulated benefit obligations during the year	(1,960)	66

Retirees	3,840	6,212
Active employees eligible to retire	615	488
Other active employees	2,319	2,034

Accumulated benefit obligations at end of year	6,774	8,734

Fair value of plan assets at beginning of year	9,719	9,521
Actual return on plan assets	807	860
Benefits paid and plan expenses	(260)	(662)

Fair value of plan assets at end of year	10,266	9,719

Fair value of plan assets greater than accumulated benefit obligations	(3,492)	(985)
Unrecognized prior service costs	2,823	3,293
Unrecognized net loss	3,274	1,239

Accrued post-retirement medical liability	$2,605	$3,547

Actuarial assumptions as of the year-end measurement date:
Discount rate	5.75%	6.00%
Actuarial assumptions used to determine net cost during the year:
Discount rate	6.00%	6.25%
Expected rate of return on assets	8.50%	8.50%
Healthcare cost trend rate:
First year	*	*
Ultimate	*	*
Time to reach ultimate	*	*

*	In 2001, the Company moved entirely to a defined dollar plan. Accordingly, such assumptions are no longer applicable.

The accrued postretirement medical liability included $1.6 million and $2.5 million classified as long-term liabilities as of January 1, 2006 and January 2, 2005, respectively.

The Company maintains a Master Trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not expect to make any contributions to the postretirement medical plan during 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Postretirement Medical Plan
(In thousands)
2006	$551
2007	534
2008	509
2009	503
2010	493
2011-2015	2,377

Deferred Compensation Plans:    During 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. Benefit payments under the plan are funded by a combination of contributions from participants and the Company. The Company has not made any cash contributions to this plan since inception. The obligations related to the deferred compensation plan totaled $5.7 million and $4.7 million at January 1, 2006 and January 2, 2005, respectively.

Note 16:	Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (PRP) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $3.7 million as of January 1, 2006, representing management’s estimate of the total cost for the ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material effect on the Company’s financial position, results of operations or cash flows. While it is reasonably possible that a material loss exceeding the amounts recorded may have been incurred, the potential exposure is not expected to be materially different than the amounts recorded.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham PLC, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that the Company breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. On May 28, 2003,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. Enzo served its new complaint on July 16, 2003, and the Company subsequently filed an answer denying the substantive allegations and including a counterclaim alleging that several of Enzo’s patents are invalid. During the last half of 2005, fact discovery was largely completed and a Markman hearing was conducted regarding the construction of the claims in Enzo’s patents. The court has not yet issued its decision regarding claim construction or set a date for trial.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against one of the Company’s subsidiaries alleging that the Company’s ViewLux™ and certain of its Image FlashPlates™ infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham Plc filed a complaint against two of the Company’s United Kingdom based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the same products infringe Amersham’s European (United Kingdom) patent granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. The Company subsequently filed answers in both cases denying the substantive allegations and including affirmative defenses and counterclaims. On October 29, 2003, the Company filed a complaint, which was subsequently amended, against Amersham Biosciences Corp. in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of the Company’s patents related to high-throughput screening (the “MA case”). The Company seeks injunctive and monetary relief. Amersham subsequently filed an answer denying the substantive allegations and including affirmative defenses and counterclaims. Trial in the UK case was completed in December 2005. In February 2006, the court ruled that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to the Company. In the NJ case, discovery regarding issues of liability, which have been bifurcated from issues of damages, has largely been completed and a Markman hearing on claim construction is anticipated in early 2006. No trial date has been set. In the MA case, discovery is ongoing.

The Company believes it has meritorious defenses to these lawsuits and other proceedings, and it is contesting the actions vigorously in all of the above matters. The Company is currently unable, however, to reasonably estimate the amount of loss, if any, that may result from the resolution of these matters or to determine whether resolution of any of these matters will have a material adverse impact on its consolidated financial statements.

In 2005, the Company did resolve certain claims. The resolution of these claims did not have a material impact on the Company’s financial statements.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to uncertainties, and it is possible that some of theses matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimable. In the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at January 1, 2006 should not have a material adverse effect on the consolidated financial statements.

Note 17:	Warranty Reserves

The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded based upon historical results, supplemented by management’s expectations of future costs. A summary of warranty reserve activity for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 is as follows:

(In thousands)
Balance at December 29, 2002	$9,547
Provision	14,278
Charges	(15,090)
Foreign currency	634

Balance at December 28, 2003	9,369
Provision	13,042
Charges	(13,184)
Foreign currency	374

Balance at January 2, 2005	9,601
Provision	13,457
Charges	(13,516)
Foreign currency	(335)

Balance at January 1, 2006	$9,207

Note 18:	Stockholders’ Equity

Stock-Based Compensation.    As of January 1, 2006, the Company had three stock-based compensation plans. Under the 2005 Incentive Plan, 5.4 million shares of the Company’s common stock were made available for option grants, restricted stock awards and other stocked-based awards. Under the 2001 Incentive Plan, 8.8 million shares of the Company’s common stock were made available for option grants, restricted stock awards, and other stock-based awards. Under the Life Sciences Plan, 2.3 million shares of the Company’s common stock were made available for option grants.

The following table summarizes stock option activity for the three years ended January 1, 2006:

	2005		2004		2003
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price
	(Shares in thousands)
Outstanding at beginning of Year	14,031	$21.47	15,292	$21.27	14,585	$22.52
Granted	1,755	21.97	1,228	19.78	2,349	11.36
Exercised	(1,525)	12.72	(1,298)	11.76	(372)	9.02
Lapsed	(720)	22.97	(1,191)	27.77	(1,270)	20.86

Outstanding at end of year	13,541	$22.44	14,031	$21.47	15,292	$21.27

Exercisable at end of year	10,648	$23.41	10,431	$24.00	7,287	$21.13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at January 1, 2006:

	Options Outstanding			Options Exercisable
Prices	Number Outstanding at January 1, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at January 1, 2006	Weighted- Average Exercise Price
$4.88 – 5.85	190,146	3.5	$5.17	190,146	$5.17
7.03 – 9.88	1,315,430	4.2	8.44	920,384	8.52
10.77 – 16.09	1,861,741	3.1	13.45	1,853,410	13.45
16.38 – 24.15	5,150,889	5.1	19.98	2,661,321	19.43
25.24 – 37.17	4,319,453	4.3	30.55	4,319,453	30.55
39.18 – 49.98	662,563	2.0	44.74	662,563	44.74
50.28 – 57.27	40,650	3.0	53.96	40,650	53.96

$4.88 – 57.27	13,540,872	4.3	$22.44	10,647,927	$23.41

The weighted-average fair value of options granted during 2005, 2004 and 2003 was $8.36, $8.26 and $4.95, respectively. The values were estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the model:

	2005	2004	2003
Risk-free interest rate	3.5%	2.7%	2.6%
Expected dividend yield	1.3%	0.9%	1.0%
Expected lives	4.0 years	4.0 years	4.0 years
Expected stock volatility	48%	57%	57%

In April 1999, the Company’s stockholders approved the 1998 Employee Stock Purchase Plan, whereby participating employees had the right to purchase common stock at a price equal to 85% of the lower of the closing price on the first day or the last day of the six-month offering period. In April 2005, the Compensation and Benefits Committee voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of base compensation. During 2005, the Company issued 263,698 shares under this plan at a weighted-average price of $17.52 per share. During 2004, the Company issued 416,223 shares under this plan at a weighted-average price of $15.66 per share. During 2003, the Company issued 676,368 shares under this plan at a weighted-average price of $9.10 per share. There remains available for sale to employees an aggregate of 1.86 million shares of the Company’s stock out of 5 million shares authorized by shareholders.

Other:    The Company has awarded restricted stock to certain executive employees that contain vesting provisions and performance targets. These shares were awarded under the Company’s 2001 Incentive Plan and 2005 Incentive Plan. The compensation expense associated with the fair value of these awards is recognized over the period that the performance targets are expected to be achieved. The unearned portion of the awards is reflected in stockholders’ equity as unearned compensation until the restrictions are released and the compensation is earned. The Company awarded 400,589 shares of restricted stock in 2005, 182,000 shares of restricted stock in 2004 and 5,000 shares of restricted stock in 2003, with weighted-average fair values of $20.90 per share in 2005, $20.06 per share in 2004 and $15.83 per share in 2003. The total compensation recognized related to these restricted shares, which is a function of current and prior year awards, was approximately $5.2 million in 2005, $2.3 million in 2004 and $2.8 million in 2003. As of January 1, 2006, there were 320,669 restricted shares outstanding subject to forfeiture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income:    The components of accumulated other comprehensive (loss) income, net of tax were as follows:

	Foreign Currency Translation Adjustment	Change in Minimum Liability of Pension	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance, December 29, 2002	$(26,571)	$(3,928)	$(1,366)	$(31,865)
Current year change	70,475	(9,110)	1,408	62,773

Balance, December 28, 2003	43,904	(13,038)	42	30,908
Current year change	38,354	(11,987)	75	26,442

Balance, January 2, 2005	82,258	(25,025)	117	57,350
Current year change	(44,626)	(7,376)	10	(51,992)

Balance, January 1, 2006	$37,632	$(32,401)	$127	$5,358

The tax effects related to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	(Provision) Benefit	After-Tax Amount
	(In thousands)
2005
Foreign currency translation adjustments	$(44,626)	$—	$(44,626)
Change in minimum liability of pension	(7,376)	—	(7,376)
Unrealized gains on securities	17	(7)	10

Other comprehensive loss	$(51,985)	$(7)	$(51,992)

2004
Foreign currency translation adjustments	$38,354	$—	$38,354
Change in minimum liability of pension	(11,987)	—	(11,987)
Unrealized gains on securities	115	(40)	75

Other comprehensive income (loss)	$26,482	$(40)	$26,442

2003
Foreign currency translation adjustments	$70,475	$—	$70,475
Change in minimum liability of pension	(9,110)	—	(9,110)
Unrealized gains on securities	2,166	(758)	1,408

Other comprehensive income (loss)	$63,531	$(758)	$62,773

Cost of Shares Held In Treasury:    Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act (“the Act”), Chapter 156D. As a result, Chapter 156D eliminates the concept of “treasury shares” and provides that shares reacquired by a company become “authorized but unissued” shares. Accordingly, as of the effective date of the Act, the Company redesignated its existing treasury shares, at an aggregate cost of $168,837,000, as authorized but unissued and has allocated this amount to the common stock par value and additional paid-in capital.

Stock Repurchase Program:    On October 21, 2005 our Board of Director’s reaffirmed our authority to repurchase up to 10.0 million shares of our common stock, which we publicly disclosed on November 14, 2005 (The “Program”). This Program will expire on October 21, 2008, unless terminated earlier by our Board of Directors. During the fourth quarter of 2005, we repurchased 1.1 million shares of our common stock in the open

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market under the Program at an aggregate cost of $24.4 million. Such shares repurchased have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and additional paid-in-capital. Subsequent to year end, the Company repurchased 5.0 million shares of its common stock in the open market under the Program at an average cost of $23.25 per share.

Note 19:	Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company believes it had no significant concentrations of credit risk as of January 1, 2006.

In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, generally have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the consolidated balance sheets. Credit risk and market risk are not significant as the foreign exchange instruments are contracted with major banking institutions. Gains and losses on the Company’s foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive income in the accompanying consolidated balance sheets. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. For the three years in the period ended January 1, 2006, the Company did not engage in hedges designated as cash flow. The notional amount of the outstanding foreign currency contracts designated as fair value was approximately $197.6 million as of January 1, 2006 and $166.8 million at January 2, 2005. The fair value of the Company’s foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency contracts are not material.

In January 2004, the Company entered into $100 million of interest rate swap instruments with financial institutions. In January 2005, the Company entered into an additional $100 million of interest rate swaps with financial institutions on similar terms. The swap agreements were designated as a fair value hedge related to $200 million of its Senior Subordinated Notes due 2013. On November 10, 2005 the Company terminated the interest rate swaps in conjunction with the Company’s tender offer of its Senior Subordinated Notes at a cost of $8.5 million. See Note 13 for further discussion of the termination event.

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

The Company’s new $350 million senior unsecured credit facility had an outstanding balance as of January 1, 2006 of $243 million. The interest rate on the Company’s senior unsecured credit facility, and prior year Senior Secured Credit Facility, are reset monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20:	Leases

The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for 2005, 2004 and 2003 amounted to $30.6 million, $34.6 million and $36.1 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $30.6 million in 2006, $22.4 million in 2007, $18.8 million in 2008, $15.7 million in 2009, $13.7 million in 2010 and $61.6 million in 2011 and thereafter.

Note 21:	Industry Segment and Geographic Area Information

The accounting policies of the reporting segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on sales and operating profit. Intersegment sales and transfers are not significant. The reporting segments and their principal products and services are:

•	Life and Analytical Sciences. The Company is a leading provider of drug discovery, genetic screening, and environmental and chemical analysis tools, including instruments, reagents, consumables, and services.

•	Optoelectronics. The Company provides a broad range of digital imaging, sensor and specialty lighting components used in biomedical, consumer products and other specialty end markets.

Sales and operating profit by segment for the three years ended January 1, 2006 are shown in the table below:

	2005	2004	2003
	(In thousands)
Life and Analytical Sciences
Sales	$1,081,104	$1,062,767	$1,003,711
Operating profit	110,228	103,609	94,745
Optoelectronics
Sales	392,727	366,322	340,829
Operating profit	58,405	59,096	52,671
Other
Operating loss	(27,682)	(25,029)	(20,461)
Continuing Operations
Sales	1,473,831	1,429,089	1,344,540
Operating profit	140,951	137,676	126,955

Discontinued operations are not included in the preceding table.

Additional information relating to the Company’s operating segments is as follows:

	Depreciation and Amortization Expense			Capital Expenditures
	(In thousands)			(In thousands)
	2005	2004	2003	2005	2004	2003
Life and Analytical Sciences	$46,217	$47,645	$47,938	$12,650	$6,747	$9,841
Optoelectronics	19,712	18,717	21,177	11,798	7,556	5,353
Other	1,069	1,237	1,335	603	1,515	430

Continuing operations	$66,998	$67,599	$70,450	$25,051	$15,818	$15,624

Discontinued operations	$7,272	$9,506	$9,700	$3,065	$3,143	$1,348

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Assets
	2005	2004
	(In thousands)
Life and Analytical Sciences	$1,994,502	$2,112,322
Optoelectronics	290,676	256,618
Other	380,636	71,025
Net current and long-term assets of discontinued operations	27,647	135,542

	$2,693,461	$2,575,507

The following geographic area information for continuing operations includes sales based on location of external customer and net long-lived assets based on physical location:

	Sales
	2005	2004	2003
	(In thousands)
U.S.	$569,906	$580,040	$543,741
International:
United Kingdom	98,419	99,767	98,603
Germany	95,279	103,751	90,725
Japan	81,568	92,089	88,079
France	71,154	87,834	77,229
Italy	66,065	76,589	46,165
Other International	491,440	389,019	399,998

Total International	903,925	849,049	800,799

	$1,473,831	$1,429,089	$1,344,540

	Net Long-Lived Assets
	January 1, 2006	January 2,2005
	(In thousands)
U.S.	$1,291,444	$1,320,472
International:
Singapore	154,317	175,935
Germany	96,070	85,039
Netherlands	37,276	42,270
United Kingdom	32,004	36,575
Canada	24,776	31,817
Finland	20,757	22,506
Other International	15,833	24,075

Total International	381,033	418,217

	$1,672,477	$1,738,689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22:	Quarterly Financial Information (Unaudited)

Selected quarterly financial information follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share data)
2005
Sales	$358,174	$368,017	$359,982	$387,658	$1,473,831
Gross profit	148,289	151,123	150,282	164,842	614,536
Operating income from continuing operations	28,678	21,688	41,167	49,418	140,951
Income (loss) from continuing operations before income taxes	20,619	14,243	35,119	(3,321)	66,660
Income (loss) from continuing operations	15,602	30,562	26,469	(6,101)	66,532
Net income	19,829	28,898	31,833	187,548	268,108
Basic earnings (loss) per share:
Continuing operations	$0.12	$0.24	$0.20	$(0.05)	$0.51
Net income	0.15	0.22	0.25	1.45	2.07
Diluted earnings (loss) per share:
Continuing operations	$0.12	$0.23	$0.20	$(0.05)	$0.51
Net income	0.15	0.22	0.24	1.45	2.04
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28

2004
Sales	$331,875	$347,249	$338,376	$411,589	$1,429,089
Gross profit	130,007	141,640	134,789	176,327	582,763
Operating income from continuing operations	21,641	29,844	31,787	54,404	137,676
Income from continuing operations before income taxes	12,593	20,233	23,830	42,688	99,344
Income from continuing operations	9,749	15,539	18,139	32,452	75,879
Net income	13,271	20,835	24,014	37,923	96,043
Basic earnings per share:
Continuing operations	$0.08	$0.12	$0.14	$0.25	$0.60
Net income	0.10	0.16	0.19	0.30	0.75
Diluted earnings per share:
Continuing operations	$0.08	$0.12	$0.14	$0.25	$0.59
Net income	0.10	0.16	0.19	0.29	0.74
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2006. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 1, 2006, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on this assessment, our management believes that, as of January 1, 2006, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on our management’s assessment of our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.

Wellesley, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that PerkinElmer, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2006 of the Company, and our report dated March 17, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 17, 2006

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 25, 2006 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees—Board of Directors Meetings and Committees—Audit Committee” and “Information Relating to Our Board of Directors and Its Committees – Director Candidates” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 25, 2006 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

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

The information required to be disclosed by this Item pursuant to Item 402 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 25, 2006 under the captions “Information Relating to Our Board of Directors and Its Committees—Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 25, 2006 under the caption “Beneficial Ownership of Common Stock”, and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 25, 2006 under the caption “Executive Compensation-Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 25, 2006 under the caption “Executive Compensation—Employment and Other Agreements,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 25, 2006 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Auditors Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Operations for each of the Three Years in the Period Ended January 1, 2006

Consolidated Balance Sheets at January 1, 2006 and January 2, 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the Three Years in the Period Ended January 1, 2006

Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended January 1, 2006

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts

We have omitted financial statement schedules, other than those we note above, because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3. EXHIBITS

Exhibit No.	Exhibit Title

3.1	PerkinElmer, Inc.’s Restated Articles of Organization were filed with the Commission on August 15, 2001 as Exhibit 3.1 to our quarterly report on Form 10-Q and are herein incorporated by reference.

3.2	PerkinElmer, Inc.’s Amended and Restated By-Laws were filed with the Commission on April 29, 2005 as Exhibit 3.2 to our current report on Form 8-K and are herein incorporated by reference.

4.1	Specimen Certificate of PerkinElmer Inc.’s Common Stock, $1 par value, was filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.1	PerkinElmer, Inc.’s Supplemental Executive Retirement Plan, as amended through July 23, 2004, was filed with the Commission on November 5, 2004 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.2	PerkinElmer, Inc.’s 1999 Incentive Plan was filed with the Commission on March 11, 2005 as Exhibit 10.2 to our annual report on Form 10-K and is herein incorporated by reference.

10.3	Credit Agreement dated as of October 31, 2005 among PerkinElmer, Inc. and Certain Subsidiaries, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., Canada Branch as Canada Paying Agent, Bank of America, N.A., Singapore Branch, as Singapore Paying Agent, and Bank of America, N.A., Tokyo Branch, as Yen Paying Agent and the Other Lenders party thereto, was filed with the Commission on November 4, 2005 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference.

10.4	Amendment No. 1 dated December 22, 2005 to the Supplemental Agreement between PerkinElmer, Inc. and Eaton Corporation dated December 6, 2005 is attached hereto as Exhibit 10.4.

*10.5	Employment Contracts:

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

(3) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Richard F. Walsh dated June 1, 2004;

(4) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Jeffrey D. Capello dated June 11, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.2(c) to our quarterly report on Form 10-Q and is herein incorporated by reference and is representative of the employment agreements of the executive officers listed herein at numbers (4) through and including (5);

(5) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Peter B. Coggins dated June 14, 2004;

(6) Employment Agreement between PerkinElmer, Inc. and John A. Roush dated November 5, 2004 was filed with the Commission on March 11, 2005 as Exhibit 10.5 to our annual report on Form 10-K and is herein incorporated by reference; and

(7) Employment Agreement between PerkinElmer, Inc. and Katherine A. O’Hara dated March 29, 2005 was filed with the Commission on May 13, 2005 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated as reference.

*10.6	PerkinElmer’s 2005 Incentive Plan was filed with the Commission on March 11, 2005 as Appendix B to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.

*10.7	PerkinElmer, Inc.’s 1998 Deferred Compensation Plan, 1999 Restatement, was filed with the Commission on March 12, 2004 as Exhibit 10.10 to our annual report on Form 10-K and is herein incorporated by reference.

*10.8	PerkinElmer, Inc.’s 2001 Incentive Plan was filed with the Commission on March 12, 2001 as Appendix B to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.

10.9	Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sale Agreement”) was filed with the Commission on March 29, 2002 as Exhibit 10.12 to our Annual Report on Form 10-K and is herein incorporated by reference. The First Amendment to the Receivables Sale Agreement dated as of June 28, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(a) to our annual report on Form 10-K and is herein incorporated by reference. The Second Amendment to the Receivables Sale Agreement dated as of October 7, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(b) to our annual report on Form 10-K and is herein incorporated by reference. The Third Amendment to the Receivables Sale Agreement dated as of December 20, 2002 was filed with the Commission as Exhibit 10.12(c) to our annual report on Form 10-K on March 18, 2003 and is herein incorporated by reference. The Fourth Amendment to the Receivables Sale Agreement dated as of January 31, 2003 was filed with the Commission on March 18, 2003 as Exhibit 10.12(d) to our annual report on Form 10-K and is herein incorporated by reference. The Fifth Amendment to the Receivables Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.4 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Sixth Amendment to the Receivables Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Seventh Amendment to the Receivables Sale Agreement dated as of December 26, 2003 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (a) to our annual report on Form 10-K and is herein incorporated by reference. The Eighth Amendment to the Receivables Sale Agreement dated as of January 30, 2004 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (b) to our annual report on Form 10-K and is herein incorporated by reference. The Ninth Amendment to the Receivables Sale Agreement dated as of January 28, 2005 was filed with the Commission on March 11, 2005 as Exhibit 10.12 to our annual report on Form 10-K and is herein incorporated by reference. The Tenth Amendment and the Eleventh Amendment to the Receivables Sale Agreement dated as of October 31, 2005 and November 10, 2005, respectively, were filed with the Commission on November 14, 2005 as Exhibits 10.1 and 10.2, respectively, to our quarterly report on Form 10-Q and are herein incorporated by reference. The Twelfth Amendment to the Receivables Sale Agreement dated as of January 27, 2006 is attached hereto as Exhibit 10.9.

10.10	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer (the “Purchase and Sale Agreement”), was filed with the Commission on March 28, 2002 as Exhibit 10.13 to our annual report on Form 10-K and is herein incorporated by reference. The First Amendment to the Purchase and Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.5 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Second Amendment to the Purchase and Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Third Amendment to the Purchase and Sale Agreement dated as of November 10, 2005 was filed with the Commission on November 14, 2005 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.11	PerkinElmer, Inc.’s Life Sciences Incentive Plan was filed with the Commission on March 18, 2003 as Exhibit 10.14 to our annual report on Form 10-K and is herein incorporated by reference.

*10.12	PerkinElmer, Inc.’s 1999 Vivid Technologies Equity Incentive Plan was filed with the Commission on March 18, 2003 as Exhibit 10.15 to our annual report on Form 10-K and is herein incorporated by reference.

*10.13	Form of Amended and Restated Restricted Stock Agreement dated January 27, 2004 between PerkinElmer, Inc. and each of Gregory L. Summe for 70,000 shares of common stock, Robert F. Friel for 30,000 shares of common stock, Peter B. Coggins for 30,000 shares of common stock and Richard F. Walsh for 16,000 shares of common stock, was filed with the Commission on August 6, 2004 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. These Amended and Restated Restricted Stock Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than cause.

*10.14	Amendment to Equity Awards.

(1) Amendment to Equity Awards between PerkinElmer, Inc. and Gregory L. Summe dated July 27, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.3(a) to our quarterly report on Form 10-Q and is herein incorporated by reference.

(2) Amendment to Equity Awards between PerkinElmer, Inc. and Robert F. Friel, dated as of June 23, 2004, was filed with the Commission on August 6, 2004 as Exhibit 10.3(b) to our quarterly report on Form 10-Q and is herein incorporated by reference, and is representative of the amendments to equity awards entered into between PerkinElmer, Inc. and each of the following executive officers; Jeffrey D. Capello dated as of June 11, 2004, Peter B. Coggins dated as of June 14, 2004 and Richard F. Walsh dated as of June 1, 2004.

*10.15	Amendment to Vested Option Awards.

(1) Amendment to Vested Option Awards from PerkinElmer, Inc. to Gregory L. Summe dated July 27, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.4(a) to our quarterly report on Form 10-Q and is herein incorporated by reference.

(2) Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.4(b) to our quarterly report on Form 10-Q and is herein incorporated by reference and is representative of the Amendments to Vested Option Awards from PerkinElmer, Inc. to each of the following executive officers: Jeffrey D. Capello dated as of June 11, 2004, Peter B. Coggins dated as of June 14, 2004 and Richard F. Walsh dated as of June 1, 2004.

*10.16	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2001 Incentive Plan and the 2005 Incentive Plan was filed with the Commission on May 13, 2005 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.17	Form of Restricted Stock Agreement between PerkinElmer, Inc. and its executive officers for use under the 2001 Incentive Plan and the 2005 Incentive Plan was filed with the Commission on May 13, 2005 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference.

12.1	Statement regarding computation of ratio of earnings to fixed charges is attached hereto as Exhibit 12.1.

21	Subsidiaries of PerkinElmer, Inc. is attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm is attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is attached hereto as Exhibit 31.2.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.1.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(a) of Form 10-K.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended January 1, 2006

(In thousands)

Description	Balance at Beginning of Year	Provisions	Charges/ Writeoffs	Other(1)	Balance at End of Year
Reserve for Doubtful Accounts
Year Ended December 28, 2003	$19,295	$1,199	$(3,446)	$2,089	$19,137
Year Ended January 2, 2005	19,137	547	(3,265)	896	17,315
Year Ended January 1, 2006	$17,315	$1,026	$(5,598)	$(1,018)	$11,725

(1)	Unless otherwise described, other amounts primarily relate to the impact of foreign exchange movements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERKINELMER, INC.
	Signature	Title	Date

By:	/s/ GREGORY L. SUMME Gregory L. Summe	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 17, 2006

By:	/s/ JEFFREY D. CAPELLO Jeffrey D. Capello	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2006

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of PerkinElmer, Inc., hereby severally constitute Gregory L. Summe and Jeffrey D. Capello, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names, in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our name and behalf in our capacities as officers and directors to enable PerkinElmer, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby rectifying and confirming signed by our said attorneys, and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

	Signature	Title	Date

By:	/s/ GREGORY L. SUMME Gregory L. Summe	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 17, 2006

By:	/s/ ROBERT F. FRIEL Robert F. Friel	Vice Chairman, President—Life and Analytical Sciences, and Director	March 17, 2006

By:	/s/ JEFFREY D. CAPELLO Jeffrey D. Capello	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2006

By:	/s/ TAMARA J. ERICKSON Tamara J. Erickson	Director	March 17, 2006

By:	/s/ NICHOLAS A. LOPARDO Nicholas A. Lopardo	Director	March 17, 2006

	Signature	Title	Date

By:	/s/ ALEXIS P. MICHAS Alexis P. Michas	Director	March 17, 2006

By:	/s/ JAMES C MULLEN James C. Mullen	Director	March 17, 2006

By:	/s/ DR. VICKI L. SATO Dr. Vicki L. Sato	Director	March 17, 2006

By:	/s/ GABRIEL SCHMERGEL Gabriel Schmergel	Director	March 17, 2006

By:	/s/ KENTON J. SICCHITANO Kenton J. Sicchitano	Director	March 17, 2006

By:	/s/ G. ROBERT TOD G. Robert Tod	Director	March 17, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.1	PerkinElmer, Inc.’s Restated Articles of Organization were filed with the Commission on August 15, 2001 as Exhibit 3.1 to our quarterly report on Form 10-Q and are herein incorporated by reference.

3.2	PerkinElmer, Inc.’s Amended and Restated By-Laws were filed with the Commission on April 29, 2005 as Exhibit 3.2 to our current report on Form 8-K and are herein incorporated by reference.

4.1	Specimen Certificate of PerkinElmer Inc.’s Common Stock, $1 par value, was filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.1	PerkinElmer, Inc.’s Supplemental Executive Retirement Plan, as amended through July 23, 2004, was filed with the Commission on November 5, 2004 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.2	PerkinElmer, Inc.’s 1999 Incentive Plan was filed with the Commission on March 11, 2005 as Exhibit 10.2 to our annual report on Form 10-K and is herein incorporated by reference.

10.3	Credit Agreement dated as of October 31, 2005 among PerkinElmer, Inc. and Certain Subsidiaries, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., Canada Branch as Canada Paying Agent, Bank of America, N.A., Singapore Branch, as Singapore Paying Agent, and Bank of America, N.A., Tokyo Branch, as Yen Paying Agent and the Other Lenders party thereto, was filed with the Commission on November 4, 2005 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference.

10.4	Amendment No. 1 dated December 22, 2005 to the Supplemental Agreement between PerkinElmer, Inc. and Eaton Corporation dated December 6, 2005 is attached hereto as Exhibit 10.4.

10.5	Employment Contracts:

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

(3) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Richard F. Walsh dated June 1, 2004;

(4)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Jeffrey D. Capello dated June 11, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.2(c) to our quarterly report on Form 10-Q and is herein incorporated by reference and is representative of the employment agreements of the executive officers listed herein at numbers (4) through and including (5);

(5) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Peter B. Coggins dated June 14, 2004;

(6)    Employment Agreement between PerkinElmer, Inc. and John A. Roush dated November 5, 2004 was filed with the Commission on March 11, 2005 as Exhibit 10.5 to our annual report on Form 10-K and is herein incorporated by reference; and

(7)    Employment Agreement between PerkinElmer, Inc. and Katherine A. O’Hara dated March 29, 2005 was filed with the Commission on May 13, 2005 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated as reference.

10.6	PerkinElmer’s 2005 Incentive Plan was filed with the Commission on March 11, 2005 as Appendix B to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.

10.7	PerkinElmer, Inc.’s 1998 Deferred Compensation Plan, 1999 Restatement, was filed with the Commission on March 12, 2004 as Exhibit 10.10 to our annual report on Form 10-K and is herein incorporated by reference.

10.8	PerkinElmer, Inc.’s 2001 Incentive Plan was filed with the Commission on March 12, 2001 as Appendix B to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.

10.9	Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sale Agreement”) was filed with the Commission on March 29, 2002 as Exhibit 10.12 to our Annual Report on Form 10-K and is herein incorporated by reference. The First Amendment to the Receivables Sale Agreement dated as of June 28, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(a) to our annual report on Form 10-K and is herein incorporated by reference. The Second Amendment to the Receivables Sale Agreement dated as of October 7, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(b) to our annual report on Form 10-K and is herein incorporated by reference. The Third Amendment to the Receivables Sale Agreement dated as of December 20, 2002 was filed with the Commission as Exhibit 10.12(c) to our annual report on Form 10-K on March 18, 2003 and is herein incorporated by reference. The Fourth Amendment to the Receivables Sale Agreement dated as of January 31, 2003 was filed with the Commission on March 18, 2003 as Exhibit 10.12(d) to our annual report on Form 10-K and is herein incorporated by reference. The Fifth Amendment to the Receivables Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.4 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Sixth Amendment to the Receivables Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Seventh Amendment to the Receivables Sale Agreement dated as of December 26, 2003 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (a) to our annual report on Form 10-K and is herein incorporated by reference. The Eighth Amendment to the Receivables Sale Agreement dated as of January 30, 2004 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (b) to our annual report on Form 10-K and is herein incorporated by reference. The Ninth Amendment to the Receivables Sale Agreement dated as of January 28, 2005 was filed with the Commission on March 11, 2005 as Exhibit 10.12 to our annual report on Form 10-K and is herein incorporated by reference. The Tenth Amendment and the Eleventh Amendment to the Receivables Sale Agreement dated as of October 31, 2005 and November 10, 2005, respectively, were filed with the Commission on November 14, 2005 as Exhibits 10.1 and 10.2, respectively, to our quarterly report on Form 10-Q and are herein incorporated by reference. The Twelfth Amendment to the Receivables Sale Agreement dated as of January 27, 2006 is attached hereto as Exhibit 10.9.

10.10	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer (the “Purchase and Sale Agreement”), was filed with the Commission on March 28, 2002 as Exhibit 10.13 to our annual report on Form 10-K and is herein incorporated by reference. The First Amendment to the Purchase and Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.5 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Second Amendment to the Purchase and Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Third Amendment to the Purchase and Sale Agreement dated as of November 10, 2005 was filed with the Commission on November 14, 2005 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.11	PerkinElmer, Inc.’s Life Sciences Incentive Plan was filed with the Commission on March 18, 2003 as Exhibit 10.14 to our annual report on Form 10-K and is herein incorporated by reference.

10.12	PerkinElmer, Inc.’s 1999 Vivid Technologies Equity Incentive Plan was filed with the Commission on March 18, 2003 as Exhibit 10.15 to our annual report on Form 10-K and is herein incorporated by reference.

10.13	Form of Amended and Restated Restricted Stock Agreement dated January 27, 2004 between PerkinElmer, Inc. and each of Gregory L. Summe for 70,000 shares of common stock, Robert F. Friel for 30,000 shares of common stock, Peter B. Coggins for 30,000 shares of common stock and Richard F. Walsh for 16,000 shares of common stock, was filed with the Commission on August 6, 2004 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. These Amended and Restated Restricted Stock Agreements are identical in all material respects except that the shares awarded to Mr. Summe vest if his employment is terminated for any reason other than cause.

10.14	Amendment to Equity Awards.

(1)    Amendment to Equity Awards between PerkinElmer, Inc. and Gregory L. Summe dated July 27, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.3(a) to our quarterly report on Form 10-Q and is herein incorporated by reference.

(2)    Amendment to Equity Awards between PerkinElmer, Inc. and Robert F. Friel, dated as of June 23, 2004, was filed with the Commission on August 6, 2004 as Exhibit 10.3(b) to our quarterly report on Form 10-Q and is herein incorporated by reference, and is representative of the amendments to equity awards entered into between PerkinElmer, Inc. and each of the following executive officers; Jeffrey D. Capello dated as of June 11, 2004, Peter B. Coggins dated as of June 14, 2004 and Richard F. Walsh dated as of June 1, 2004.

10.15	Amendment to Vested Option Awards.

(1) Amendment to Vested Option Awards from PerkinElmer, Inc. to Gregory L. Summe dated July 27, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.4(a) to our quarterly report on Form 10-Q and is herein incorporated by reference.

(2) Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.4(b) to our quarterly report on Form 10-Q and is herein incorporated by reference and is representative of the Amendments to Vested Option Awards from PerkinElmer, Inc. to each of the following executive officers: Jeffrey D. Capello dated as of June 11, 2004, Peter B. Coggins dated as of June 14, 2004 and Richard F. Walsh dated as of June 1, 2004.

10.16	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2001 Incentive Plan and the 2005 Incentive Plan was filed with the Commission on May 13, 2005 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.17	Form of Restricted Stock Agreement between PerkinElmer, Inc. and its executive officers for use under the 2001 Incentive Plan and the 2005 Incentive Plan was filed with the Commission on May 13, 2005 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference.

12.1	Statement regarding computation of ratio of earnings to fixed charges is attached hereto as Exhibit 12.1.

21	Subsidiaries of PerkinElmer, Inc. is attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm is attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is attached hereto as Exhibit 31.2.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.1.