Form 10-Q
period 2006-04-02
PERKINELMER INC
filed 2006-05-12
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-5075

PerkinElmer, Inc.

(Exact name of Registrant as specified in its Charter)

Massachusetts	04-2052042
(State of incorporation)	(I.R.S. Employer Identification No.)

45 William Street

Wellesley, Massachusetts 02481

(Address of principal executive offices)

(781) 237-5100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 9, 2006, there were outstanding 126,620,602 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands, except per share data)
Sales	$355,454	$358,174
Cost of sales	213,767	209,885
Selling, general and administrative expenses	89,853	96,826
Research and development expenses	22,842	22,591
In-process research and development charge	—	194

Operating income from continuing operations	28,992	28,678
Interest (income) expense, net	(1,067)	7,407
Gains on dispositions of investments and other, net	894	652

Other (income) expense, net	(173)	8,059

Income from continuing operations before income taxes	29,165	20,619
Provision for income taxes	7,145	5,017

Income from continuing operations	22,020	15,602
(Loss) income from discontinued operations, net of income taxes	(443)	4,150
Gain on disposition of discontinued operations, net of income taxes	2,040	77

Net income	$23,617	$19,829

Basic earnings per share:
Continuing operations	$0.17	$0.12
Income from discontinued operations, net of income tax	—	0.03
Gain on disposition of discontinued operations, net of income tax	0.02	—

Net income	$0.18	$0.15

Diluted earnings per share:
Continuing operations	$0.17	$0.12
Income from discontinued operations, net of income tax	—	0.03
Gain on disposition of discontinued operations, net of income tax	0.02	—

Net income	$0.18	$0.15

Weighted-average shares of common stock outstanding:
Basic	127,918	128,828
Diluted	129,715	131,056
Cash dividends per common share	$0.07	$0.07

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 2, 2006	January 1, 2006
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$321,841	$502,264
Accounts receivable, net	235,269	250,844
Inventories	171,238	163,150
Other current assets	75,195	71,189
Current assets of discontinued operations	273	11,442

Total current assets	803,816	998,889

Property, plant and equipment:
At cost	496,379	484,453
Accumulated depreciation	(317,528)	(307,084)

Net property, plant and equipment	178,851	177,369
Marketable securities and investments	9,432	9,222
Intangible assets, net	378,235	375,419
Goodwill	1,031,986	1,026,201
Other assets	90,887	90,156
Long-term assets of discontinued operations	2,891	16,205

Total assets	$2,496,098	$2,693,461

Current liabilities:
Short-term debt	$1,090	$1,131
Accounts payable	135,834	146,971
Accrued restructuring and integration costs	9,180	11,242
Accrued expenses	254,753	324,954
Current liabilities of discontinued operations	1,476	10,241

Total current liabilities	402,333	494,539

Long-term debt	206,624	243,282
Long-term liabilities	310,886	303,687
Long-term liabilities of discontinued operations	—	1,440

Total liabilities	919,843	1,042,948

Commitments and contingencies
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 126,522,000 and 130,109,000, at April 2, 2006 and January 1, 2006, respectively	126,522	130,109
Capital in excess of par value	458,767	556,728
Unearned compensation	—	(6,372)
Retained earnings	979,192	964,690
Accumulated other comprehensive income	11,774	5,358

Total stockholders’ equity	1,576,255	1,650,513

Total liabilities and stockholders’ equity	$2,496,098	$2,693,461

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands)
Operating activities:
Net income	$23,617	$19,829
Loss (income) from discontinued operations, net of income taxes	443	(4,150)
Gain on disposition of discontinued operations, net of income taxes	(2,040)	(77)

Net income from continuing operations	22,020	15,602
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	2,841	921
Amortization of debt discount and issuance costs	70	818
Depreciation and amortization	16,478	17,312
In-process research and development	—	194
Gains on dispositions and sales of investments, net	(266)	—
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased or divested:
Accounts receivable	18,224	(2,231)
Inventories	(7,373)	(6,302)
Accounts payable	(12,211)	(2,429)
Accrued restructuring and integration costs	(2,097)	(1,058)
Taxes paid on divestitures	(54,550)	—
Accrued expenses and other	(17,295)	(15,388)

Net cash (used in) provided by operating activities from continuing operations	(34,159)	7,439
Net cash (used in) provided by discontinued operations	(580)	6,056

Net cash (used in) provided by operating activities	(34,739)	13,495
Investing activities:
Capital expenditures	(9,238)	(3,664)
Proceeds from dispositions of property, plant and equipment, net	—	322
Proceeds from disposition or settlement of businesses, net	21,201	250
Cash used for acquisitions, net of cash acquired	(8,696)	(13,138)

Net cash provided by (used in) continuing operations	3,267	(16,230)
Net cash used in discontinued operations	—	(866)

Net cash provided by (used in) investing activities	3,267	(17,096)
Financing activities:
Principal payments on debt	(39,734)	—
Prepayment of term loan debt	—	(175)
Payment of debt issuance and tender costs	(741)	—
Decrease in other credit facilities	(104)	(243)
Tax benefit from exercise of common stock options	3,785	—
Proceeds from issuance of common stock	14,829	2,643
Purchase of stock	(116,393)	—
Cash dividends	(9,116)	(9,037)

Net cash used in financing activities	(147,474)	(6,812)

Effect of exchange rate changes on cash and cash equivalents	(1,477)	(2,887)

Net decrease in cash and cash equivalents	(180,423)	(13,300)
Cash and cash equivalents at beginning of period	502,264	197,513

Cash and cash equivalents at end of period	$321,841	$184,213

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with the accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of these financial statements has been condensed or omitted which substantially duplicates information provided in the Company’s latest audited financial statements in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the Company’s financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2006, filed with the SEC (the “2005 Form 10-K”). The balance sheet amounts at January 1, 2006 in this report were derived from the Company’s audited 2005 financial statements included in the 2005 Form 10-K. Certain prior period amounts related to discontinued operations have been reclassified to conform to the current-year financial statement presentation. The financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 2, 2006 and April 3, 2005 are not necessarily indicative of the results for the entire fiscal year or any future period.

Recently Adopted Accounting Pronouncement

Effective January 2, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) which requires compensation costs related to stock-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R), revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS No. 123(R) using the modified prospective application transition method. Under this method, compensation cost, measured using fair value, is recognized for the unvested portion of stock-based payments granted prior to January 2, 2006 and all stock-based payments granted subsequent to January 1, 2006 over the related vesting period. Prior to the first quarter of 2006, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. Prior period results have not been restated. Due to the adoption of SFAS No. 123(R), the Company’s results for the quarter ended April 2, 2006 include incremental stock-based compensation expense totaling $1.7 million.

(2) Acquisitions

In February 2006, the Company acquired certain assets of Agilix Corporation (“Agilix”) for approximately $8.7 million in cash plus potential additional contingent consideration. Assets acquired primarily relate to Agilix’s core technology which centers around labeling technology using isobaric mass tags that allows for the simultaneous quantification of molecules, such as proteins, from multiple samples.

Agilix’s operations are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date. This acquisition did not have a material effect on the Company’s financial position, results of operations or cash flows for the quarter.

On April 28, 2006, the Company acquired certain assets and liabilities of Spectral Genomics, Inc. (“Spectral”), a leader in molecular karyotyping technology used to evaluate chromosomal abnormalities. Consideration for the transaction was approximately $12 million in cash plus potential additional contingent consideration. Spectral’s operations will be reported within the results of the Company’s Life and Analytical Sciences segment.

(3) Restructuring Charges

The Company has undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of its business units. Restructuring actions were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In certain instances, specifically when governmental authorities are involved in setting severance levels, SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” is applied. The principal actions associated with these plans related to workforce reductions and overhead reductions resulting from reorganization activities, including the closure of certain manufacturing and selling facilities. Details of these plans are discussed more fully in the Company’s 2005 Form 10-K.

A description of each of the restructuring plans and the activity recorded for the three-month period ended April 2, 2006 is as follows:

Q4 2005 Plan

During the fourth quarter of 2005, the Company recognized a $2.2 million restructuring charge in the Life and Analytical Sciences business and a $6.0 million restructuring charge in the Optoelectronics business (the “Q4 2005 Plan”). The purpose of these restructuring actions was to shift resources into geographic regions and product lines that were more consistent with the Company’s growth strategy. The principal actions in the Q4 2005 Plan were headcount reductions and the closure of several facilities resulting from reorganization activities.

The following table summarizes the components of the Q4 2005 Plan activity for the three months ended April 2, 2006:

	Headcount	Severance	Abandonment of Excess Facilities	Total
	(Dollars in thousands)
Balance at January 1, 2006	24	$1,792	$354	$2,146
Amounts paid	(14)	(455)	(21)	(476)

Balance at April 2, 2006	10	$1,337	$333	$1,670

The Company anticipates that all remaining Q4 2005 Plan action will be completed by the end of 2006.

Q2 2005 Plan

During the second quarter of 2005, the Company recognized a $5.3 million restructuring charge in the Life and Analytical Sciences business and a $2.9 million restructuring charge in the Optoelectronics business (the “Q2 2005 Plan”). The purpose of these restructuring actions was to shift resources into geographic regions and product lines that were more consistent with the Company’s growth strategy. The principal actions in the Q2 2005 Plan comprised headcount reductions resulting from reorganization activities.

The following table summarizes the components of the Q2 2005 Plan activity for the three month period ended April 2, 2006:

Severance
(In thousands)
Balance at January 1, 2006	$2,338
Amounts paid	(1,206)

Balance at April 2, 2006	$1,132

All actions related to the Q2 2005 Plan are complete and the Company anticipates that payments will be completed by the end of 2006.

2001 to 2003 Restructuring and Integration Plans

The Company has approximately $6.4 million of remaining liabilities associated with 2001 to 2003 restructuring and integration plans, primarily relating to remaining lease obligations of closed facilities. The remaining terms of these leases vary in length but all will be completed by 2014.

(4) Inventories

The components of inventories consisted of the following:

	April 2, 2006	January 1, 2006
	(In thousands)
Raw materials	$63,774	$59,023
Work in progress	10,997	9,606
Finished goods	96,467	94,521

Total Inventories	$171,238	$163,150

(5) Debt

Senior Unsecured Credit Facility. On October 31, 2005, the Company entered into a $350 million five-year senior unsecured revolving credit facility. This facility replaced its previous $100 million five-year revolving credit facility. Letters of credit in the aggregate amount of approximately $15 million, originally issued under its previous credit agreement, are treated as issued under this new agreement. The senior unsecured credit facility will be used for general corporate purposes which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The Eurocurrency margin as of April 2, 2006 was 60 basis points. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the senior unsecured credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. As of April 2, 2006, all borrowings under the senior unsecured credit facility were allocated to interest based on the Eurocurrency rate plus a margin. The weighted-average Eurocurrency interest rate as of April 2, 2006 was 2.72%, resulting in a weighted-average effective Eurocurrency rate, including the margin, of 3.32%. There were approximately $206.6 million of borrowings under the facility as of April 2, 2006, which were undertaken by certain foreign subsidiaries of the Company. The funds were borrowed in the subsidiaries’ functional currencies of Euro (EUR), Canadian Dollars (CAD) and Japanese Yen (JPY). The agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants include interest coverage and debt-to-EBITDA ratios. The Company was in compliance with all covenants as of April 2, 2006.

(6) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding during the period less restricted unvested shares. Diluted earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding plus all potentially dilutive common stock equivalents, primarily shares issuable upon the exercise of stock options using the treasury stock method:

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands)
Number of common shares—basic	127,918	128,828
Effect of dilutive securities
Stock options and restricted stock	1,797	2,228

Number of common shares—diluted	129,715	131,056

Number of potentially dilutive securities excluded from calculation due to antidilution	7,542	6,816

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of our common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

(7) Comprehensive Income

Comprehensive income, net of tax, consisted of the following:

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands)
Net income	$23,617	$19,829
Other comprehensive income (loss):
Foreign currency translation adjustments	6,266	(13,350)
Unrealized gains (losses) on securities	150	(161)

	6,416	(13,511)

Total comprehensive income	$30,033	$6,318

The components of accumulated other comprehensive income, net of tax, are as follows:

	April 2, 2006	January 1, 2006
	(In thousands)
Foreign currency translation adjustments	$43,898	$37,632
Minimum pension liability	(32,401)	(32,401)
Unrealized gains on securities	277	127

Accumulated other comprehensive income	$11,774	$5,358

(8) Industry Segment Information

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses operating profit as the measure of the segments’ profit or loss. Based on the guidance in SFAS No. 131, the Company has two operating segments for financial reporting purposes. The operating segments and their principal products and services are:

•	Life and Analytical Sciences. The Company is a leading provider of drug discovery, genetic screening, and environmental and chemical analysis tools, including instruments, reagents, consumables, and services.

•	Optoelectronics. The Company provides a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

Sales and operating profit by segment are shown in the table below:

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands)
Life & Analytical Sciences
Sales	$261,929	$264,773
Operating profit	23,790	21,958
Optoelectronics
Sales	93,525	93,401
Operating profit	12,747	13,502
Other
Operating loss	(7,545)	(6,782)
Continuing Operations
Sales	$355,454	$358,174
Operating profit	28,992	28,678

(9) Discontinued Operations

As part of its continued efforts to focus on higher growth opportunities, the Company has discontinued certain businesses and the Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying balance sheets as of April 2, 2006 and January 1, 2006.

In September 2005, the Company’s Board of Directors approved a plan to divest its Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In November 2005, the Company sold the Fluid Testing division to Caleb Brett USA Inc. for approximately $34.5 million, resulting in a net pre-tax gain of $30.3 million. In December 2005, the Company sold the Aerospace division to Eaton Corporation for approximately $333.0 million, resulting in a net pre-tax gain of $250.6 million. These gains were recognized during fiscal 2005 as gains on the disposition of discontinued operations. The Company received total cash proceeds in these transactions of approximately $361.1 million. During the first quarter of 2006, the Company finalized the net working capital adjustments associated with the sales of these businesses, resulting in the recognition of losses of $0.7 million and $0.2 million relative to the Aerospace business and the Fluid Testing business, respectively. On February 27, 2006, the Company sold substantially all of the assets of its Semiconductor business for approximately $26.5 million (subject to a net working capital adjustment) plus potential additional contingent consideration. A pre-tax gain of $3.5 million, exclusive of additional contingent consideration, was recognized in the first quarter of 2006.

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

In June 2002, the Company’s Board of Directors approved a plan to shut down the Company’s Telecommunications Component business. During the first quarter of 2005, the Telecommunications Component business recorded activity related to the sale of previously written-off assets of $0.2 million.

During January 2006, the Company settled various claims under certain long-term contracts and transition services with its Technical Services business, which was sold in August of 1999.

The table below summarizes the gains and losses on dispositions of discontinued operations, as discussed above:

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands)
Gain on Semiconductor business	$3,473	$—
Loss on Aerospace business	(659)	—
Loss on Fluid Testing business	(234)	—
Loss on Lithography business	(157)	—
Gain on contract settlements associated with the Technical Services business	386	—
Gain on Telecommunications Component business	—	240
Loss on Electroformed Products business	—	(147)
Net (loss) gain on dispositions of other discontinued operations	(17)	30

Net gain on dispositions of discontinued operations before income taxes	2,792	123
Provision for income taxes	752	46

Gain on dispositions of discontinued operations, net of income taxes	$2,040	$77

Summary operating results of the discontinued operations of the Fluid Sciences, Fiber Optics Test Equipment, and Lithography businesses for the periods prior to disposition were as follows:

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands)
Sales	$8,705	$58,079
Costs and expenses	8,762	51,163

Operating (loss) income from discontinued operations	(57)	6,916
Other expenses, net	559	215

Operating (loss) income from discontinued operations before income taxes	(616)	6,701
(Benefit from) provision for income taxes	(173)	2,551

(Loss) income from discontinued operations, net of taxes	$(443)	$4,150

(10) Stock-Based Compensation

In December 2004, the FASB issued SFAS No.123(R) which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in periods after adoption includes (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), less estimated forfeitures.

Prior to January 2, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Under APB Opinion No. 25, the Company only recorded stock-based compensation expense for restricted stock, restricted stock units and performance units, which amounted to $0.4 million, net of related taxes, in the first quarter of 2005. Under APB 25, the Company was not required to recognize compensation expense for the cost of stock options, with an exercise price equal to the market price at the date of grant, or shares issued under the Company’s ESPP. If the fair value based method as prescribed by SFAS No. 123 had been applied by the Company, the effect on net income and earnings per share for the first quarter of 2005 would have been as follows:

Three Months Ended
April 3, 2005
(In thousands, except share and per share data)
Net income, as reported	$19,829
Add: Stock-based employee compensation expense included in net income, net of related tax effects	442
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,541)

Pro forma net income	$16,730

Earnings per share:
Basic and diluted—as reported	$0.15
Basic and diluted—pro forma	$0.13

As of April 2, 2006, the Company had three stock-based compensation plans. Under the 2005 Incentive Plan, 5.4 million shares of the Company’s common stock were made available for option grants, restricted stock awards and performance units. Under the 2001 Incentive Plan, 8.8 million shares of the Company’s common stock were made available for option grants, restricted stock awards and performance units. Under the Life Sciences Plan, 2.3 million shares of the Company’s common stock were made available for option grants.

For the quarter ended April 2, 2006, in accordance with the adoption of SFAS No. 123(R), the Company recorded incremental stock-based compensation expense of $1.7 million. The total stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units and performance units was $2.8 million. The total stock-based compensation expense has been included in the Consolidated Statements of Income primarily as part of selling, general and administrative expenses. The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation was $0.9 million. Stock-based compensation costs capitalized as part of inventory were $0.3 million for the quarter ended April 2, 2006.

Stock Options: Options are granted to purchase common shares at prices which are equal to the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Options are generally exercisable in equal annual installments over a period of three years and will generally expire seven years after the date of grant. Options assumed as part of business combination transactions retain all the rights, terms and conditions of the respective plans under which they were originally issued.

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated primarily based on the historical volatility of the Company’s stock. The average expected life was based on the contractual term of the option and historic exercise experience. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended
	April 2, 2006	April 3, 2005
Expected stock price volatility	35%	48%
Risk free interest rate	4.4%	3.5%
Expected life of options (years)	4.0	4.0
Expected annual dividend per share	$0.28	$0.28

A summary of option activity as of April 2, 2006 and changes during the quarter then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	13,540,872	$22.44
Granted	1,487,212	22.59
Exercised	(1,208,929)	12.27
Canceled	(420,042)	31.09
Forfeited	(231,071)	17.99

Outstanding at April 2, 2006	13,168,042	23.21	4.4	$46.2

Exercisable at April 2, 2006	10,143,351	$23.81	3.8	$39.3

The weighted-average grant-date fair values of options granted during the first quarter of 2006 and the first quarter of 2005 were $6.86 and $8.29, respectively. The total intrinsic value of options exercised during the same periods were $13.4 million and $2.5 million, respectively.

Cash received from option exercises for the first quarter of 2006 and the first quarter of 2005 was $14.8 million and $2.6 million, respectively. The related tax benefit classified as a financing cash inflow was $3.8 million for the quarter ended April 2, 2006.

The total compensation recognized related to the stock options, which is a function of current and prior year awards, is net of estimated forfeitures and was approximately $1.7 million for the quarter ended April 2, 2006. There was $17.8 million of total unrecognized compensation cost related to non-vested stock options granted as of April 2, 2006. This cost is expected to be recognized over a weighted-average period of 2.2 fiscal years and will be adjusted for any future changes in estimated forfeitures.

The following table summarizes information about stock options outstanding as of April 2, 2006:

	Options Outstanding			Options Exercisable
Prices	Number Outstanding at April 2, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at April 2, 2006	Weighted- Average Exercise Price
$ 4.88 – 5.85	107,199	3.2	$5.06	107,199	$5.06
7.03 – 9.88	697,396	3.3	8.29	653,685	8.23
10.77 – 16.09	1,634,212	2.9	13.49	1,626,714	13.49
16.38 – 24.15	6,039,662	5.3	20.61	3,066,180	19.85
25.24 – 37.17	4,079,693	4.2	30.67	4,079,693	30.67
39.18 – 49.98	570,363	1.7	44.76	570,363	44.76
50.28 – 57.27	39,517	2.1	53.86	39,517	53.86

$ 4.88 –57.27	13,168,042	4.4	$23.21	10,143,351	$23.81

Restricted Stock Awards: The Company has awarded restricted stock and restricted stock units that contain time-based vesting provisions and restricted stock that contains performance-based vesting provisions to certain employees at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. These shares were awarded under the Company’s 2005 Incentive Plan and 2001 Incentive Plan. All restrictions on the awards will lapse upon certain situations including death or disability of the employee and change in control of the Company. Recipients of the restricted stock have the right to vote such shares and receive dividends, whereas the recipients of restricted stock units do not have these same benefits.

Restricted Stock Awards (Time-based Vesting)—Grants of restricted stock and restricted stock units that vest through the passage of time. The fair value of the award at the time of the grant is expensed on a straight line basis primarily in selling, general and administrative expenses over the vesting period, which is generally three years.

Restricted Stock Awards (Performance–based Vesting)—Grants of restricted stock that vest based on certain specified performance criteria. The fair value of the shares is expensed over the period of performance primarily in selling, general and administrative expenses, once achievement of criteria is deemed probable.

A summary of the status of the Company’s restricted shares as of April 2, 2006 and changes during the quarter then ended are presented below:

Nonvested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	330,669	$20.59
Granted	241,828	22.86
Vested	(3,334)	20.06
Forfeited	(38,000)	20.70

Nonvested at April 2, 2006	531,163	$21.62

The weighted-average grant-date fair values of restricted stock awards granted during the first quarter of 2006 and the first quarter of 2005 were $22.86 and $21.02, respectively. The total compensation recognized related to the restricted stock awards, which is a function of current and prior year awards, was approximately $0.6 million for the quarter ended April 2, 2006. As of April 2, 2006, there were 531,163 shares of restricted stock awards outstanding subject to forfeiture.

As of April 2, 2006, there was $9.9 million of total unrecognized compensation cost related to non-vested restricted shares awards. That cost is expected to be recognized over a weighted-average period of 2.2 fiscal years. The fair value of restricted stock awards vested during the first quarter of 2006 was $0.1 million. There were no restricted stock awards that vested during the first quarter of 2005.

Unearned compensation is recorded in a contra-equity account and established at the date restricted stock is granted representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized. Under the provisions of SFAS No. 123(R), the recognition of unearned compensation at the date restricted stock is granted is no longer required. Therefore, in the first quarter of 2006, the $6.4 million of unrecognized restricted stock that had been in “Unearned compensation” in the Condensed Consolidated Balance Sheet was reversed to “Capital in excess of par value.”

Performance Units: The performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three-year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period and are paid in cash. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. The Company granted 208,328 and 248,000 performance units in the first quarter of 2006 and the first quarter of 2005, respectively. The weighted-average grant-date fair values of performance units granted during the first quarter of 2006 and the first quarter of 2005 were $22.74 and $21.02, respectively. The total compensation related to these performance units, which is a function of current and prior year awards, was approximately $0.5 million for the quarter ended April 2, 2006. As of April 2, 2006, there were 546,995 performance units outstanding subject to forfeiture.

Employee Stock Purchase Plan: In April 1999, the Company’s stockholders approved the 1998 Employee Stock Purchase Plan, whereby participating employees had the right to purchase common stock at a price equal to 85% of the lower of the closing price on the first day or the last day of the six-month offering period. In April 2005, the Compensation and Benefits Committee of PerkinElmer’s Board of Directors voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of base compensation. During the quarter ended April 2, 2006, the Company did not issue shares under this plan. There remains available for sale to employees an aggregate of 1.9 million shares of the Company’s stock out of 5.0 million shares authorized by shareholders.

Stock Repurchase Program: In the first quarter of 2006, the Company repurchased in the open market 5.0 million shares of its common stock at an average price of $23.28. Such shares repurchased have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. These repurchases were made pursuant to the Company’s stock repurchase program (the “Program”) which authorizes repurchases of up to an aggregate of 10.0 million shares of the Company’s common stock. At April 2, 2006, approximately 3.9 million shares of the authorization remained available for future repurchases.

(11) Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and other Intangible Assets,” the Company is required to test goodwill for impairment at the reporting unit level upon initial adoption and at least annually thereafter. As part of the Company’s on-going compliance with SFAS No. 142, the Company, assisted by valuation consultants, completed its annual assessment of goodwill using a measurement date of January 2, 2006. The results of this annual assessment resulted in no impairment charge.

The changes in the carrying amount of goodwill for the period ended April 2, 2006 from January 1, 2006 are as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Balance, January 2, 2006	$982,260	$43,941	$1,026,201
Foreign currency translation	3,663	312	3,975
Acquisition and earn-out adjustment	790	1,020	1,810

Balance, April 2, 2006	$986,713	$45,273	$1,031,986

Intangible asset balances at April 2, 2006 and January 1, 2006 were as follows:

	April 2, 2006	January 1, 2006
	(In thousands)
Patents	$91,230	$90,955
Less: Accumulated amortization	(43,739)	(41,908)

Net patents	47,491	49,047

Licenses	53,332	51,529
Less: Accumulated amortization	(23,184)	(23,029)

Net licenses	30,148	28,500

Core technology	217,717	210,283
Less: Accumulated amortization	(76,286)	(71,575)

Net core technology	141,431	138,708

Net amortizable intangible assets	219,070	216,255
Non-amortizing intangible assets, primarily trademarks and trade names	159,165	159,164

Totals	$378,235	$375,419

(12) Warranty Reserves

The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. A summary of warranty reserve activity for the three months ended April 2, 2006 and April 3, 2005 is as follows:

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands)
Balance beginning of period	$9,207	$9,601
Provision	3,544	3,233
Charges	(3,413)	(3,102)
Other	72	(79)

Balance end of period	$9,410	$9,653

(13) Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and post-retirement plans in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” for the three months ended April 2, 2006 and April 3, 2005:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
	(In thousands)
Service cost	$1,370	$1,697	$24	$34
Interest cost	5,433	5,746	63	125
Expected return on plan assets	(5,508)	(5,675)	(214)	(197)
Net amortization and deferral	2,665	1,069	(215)	(123)

Net periodic benefit cost (credit)	$3,960	$2,837	$(342)	$(161)

(14) Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $3.8 million as of April 2, 2006, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

On October 17, 2003, Amersham Biosciences Corp. (“Amersham”) filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against a subsidiary of the Company, alleging that the Company’s ViewLux™ and certain of its Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of the Company’s United Kingdom based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the Company’s same products infringe Amersham’s European (United Kingdom) patent granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. The Company subsequently filed answers in both cases denying the substantive allegations and including affirmative defenses and counterclaims. On October 29, 2003, the Company filed a complaint, which was subsequently amended, against Amersham Biosciences Corp. in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of the Company’s patents related to high-throughput screening (the “MA case”). The Company seeks injunctive and monetary relief. Amersham subsequently filed an answer denying the substantive allegations and including affirmative defenses and counterclaims. After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to the Company. In April 2006, Amersham was granted permission to appeal the ruling in the UK case. In the NJ case, discovery regarding issues of liability, which have been bifurcated from issues of damages, has largely been completed and a Markman hearing on claim construction was conducted in March 2006. No trial date has been set. In the MA case, discovery is ongoing.

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

During 2005, the Internal Revenue Service concluded its audit of federal income taxes for the years 1999 through 2002. The Company has agreed to the conclusions of the Internal Revenue Service in all matters with the exception of one, and has filed a single issue protest with the Appeals Division of the Internal Revenue Service, and expects to resolve the matter in 2006. Regardless of the outcome of this matter, the Company does not expect the final resolution to significantly impact its financial position, results of operations or cash flows in 2006.

The Company is under regular examination by tax authorities in the United States and other countries in which the Company has significant business operations. The tax years under examination vary by jurisdiction. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established income tax reserves which it believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available and when an event occurs requiring a change to the reserves. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial condition, although such settlement could have a material impact on its effective tax rate, consolidated statement of income and consolidated statement of cash flows for a particular future period.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimable. In the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 2, 2006, should not have a material adverse effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following management’s discussion and analysis, contains forward-looking information that you should read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements that we have included elsewhere in this quarterly report on Form 10-Q. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “plans,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from the plans, intentions or expectations we disclose in the forward-looking statements we make. We have included important factors under the heading “Risk Factors” in Item 1A below that we believe could cause actual results to differ materially from the forward-looking statements we make. We are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Significant Developments

Divestiture of Fluid Sciences Semiconductor Business. On February 27, 2006, we sold substantially all of the assets of our Fluid Sciences Semiconductor business to an entity affiliated with Tara Capital, Inc. for approximately $26.5 million (subject to a net working capital adjustment) plus additional contingent consideration. A pre-tax gain of $3.5 million, exclusive of additional contingent consideration, was recognized in the first quarter of 2006.

Acquisition of Agilix Corporation. In February 2006, we acquired certain assets of Agilix Corporation (“Agilix”) for approximately $8.7 million in cash plus the potential for additional contingent consideration. Assets acquired primarily relate to Agilix’s core technology which centers around labeling technology using isobaric mass tags that allows for the simultaneous quantification of molecules, such as proteins, from multiple samples. Agilix’s operations are reported within the results of our Life and Analytical Sciences segment from the acquisition date. This acquisition did not have a material effect on our financial position, results of operations or cash flows.

Acquisition of Spectral Genomics, Inc. On April 28, 2006, we acquired certain assets and liabilities of Spectral Genomics, Inc. (“Spectral”), a leader in molecular karyotyping technology used to evaluate chromosomal abnormalities. Consideration for the transaction was approximately $12 million in cash plus the potential for additional contingent consideration. Spectral’s operations will be reported within the results of our Life and Analytical Sciences segment.

Stock Repurchase Program. In the first quarter of fiscal 2006, we repurchased in the open market 5.0 million shares of our common stock at an average price of $23.28. These repurchases were made pursuant to our stock repurchase program (the “Program”) which authorizes repurchases of up to an aggregate of 10.0 million shares of our common stock. This Program will expire on October 21, 2008, unless terminated earlier by our Board of Directors. At April 2, 2006, approximately 3.9 million shares of the authorization remained available for future repurchases.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, allowances for doubtful accounts, inventory valuation, value of long-lived assets, including intangibles, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the fiscal year ended January 1, 2006.

Consolidated Results of Continuing Operations

Sales

Sales for the first quarter of 2006 were $355.5 million, versus $358.2 million for the first quarter of 2005, a decrease of $2.7 million, or 1%. The effect of acquisitions increased our first quarter of 2006 sales by $1.4 million. Changes in foreign exchange rates accounted for a decrease in sales of $9.6 million in the first quarter of 2006. The decrease in sales reflects a $2.8 million, or 1%, decrease in our Life and Analytical Sciences segment sales, slightly offset by a $0.1 million increase in our Optoelectronics segment sales.

Cost of Sales

Cost of sales for the first quarter of 2006 was $213.8 million, versus $209.9 million for the first quarter of 2005, an increase of $3.9 million, or 2%. As a percentage of sales, cost of sales increased to 60.1 % in the first quarter of 2006 from 58.6 % in the first quarter of 2005, resulting in a decrease in gross margin of 150 basis points from 41.4% in the first quarter of 2005 to 39.9% in the first quarter of 2006. The decrease in gross margin percentage was primarily attributable to capacity issues within our amorphous silicon manufacturing facility in our Optoelectronics segment and unfavorable changes in foreign exchange rates within both our Optoelectronics and Life and Analytical Sciences segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2006 were $89.9 million versus $96.8 million for the first quarter of 2005, a decrease of $6.9 million, or 7%. As a percentage of sales, selling, general and administrative expenses decreased 170 basis points from 27.0% in the first quarter of 2005 to 25.3% in the first quarter of 2006. The decrease as a percentage of sales of 170 basis points in the first quarter of 2006, as compared to the first quarter of 2005, was primarily the result of increased fixed cost leverage and cost controls partially offset by unfavorable changes in foreign exchange rates.

Research and Development Expenses

Research and development expenses for the first quarter of 2006 were $22.8 million, versus $22.6 million for the first quarter of 2005, an increase of $0.2 million, or 1%. As a percentage of sales, research and development expenses increased 10 basis points from 6.3% in the first quarter of 2005 to 6.4% in the first quarter of 2006. Changes in foreign exchange rates decreased our research and development spending in the first quarter of 2006 as compared to the first quarter of 2005. We expect our research and development efforts to increase and continue to emphasize the health sciences end markets.

Restructuring, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of our business units. Restructuring actions were recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In certain instances, specifically when governmental authorities are involved in setting severance levels, SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, is applied. The principal actions associated with these plans related to workforce reductions and overhead reductions resulting from reorganization activities, including the closure of certain manufacturing and selling facilities. Details of these plans are discussed more fully in our 2005 Form 10-K.

A description of each of the restructuring plans and the activity recorded for the three-month period ended April 2, 2006 is as follows:

Q4 2005 Plan

During the fourth quarter of 2005, we recognized a $2.2 million restructuring charge in the Life and Analytical Sciences business and a $6.0 million restructuring charge in the Optoelectronics business, which we refer to as the Q4 2005 Plan. The purpose of these restructuring actions was to shift resources into geographic regions and product lines that were more consistent with our growth strategy. The principal actions in the Q4 2005 Plan were headcount reductions and the closure of several facilities resulting from reorganization activities.

The following table summarizes the components of the Q4 2005 Plan activity for the three months ended April 2, 2006:

	Headcount	Severance	Abandonment of Excess Facilities	Total
	(Dollars in thousands)
Balance at January 1, 2006	24	$1,792	$354	$2,146
Amounts paid	(14)	(455)	(21)	(476)

Balance at April 2, 2006	10	$1,337	$333	$1,670

We anticipate that all remaining Q4 2005 Plan action will be completed by the end of 2006.

Q2 2005 Plan

During the second quarter of 2005, we recognized a $5.3 million restructuring charge in the Life and Analytical Sciences business and a $2.9 million restructuring charge in the Optoelectronics business, which we refer to as the Q2 2005 Plan. The purpose of these restructuring actions was to shift resources into geographic regions and product lines that were more consistent with our growth strategy. The principal actions in the Q2 2005 Plan comprised headcount reductions resulting from reorganization activities.

The following table summarizes the components of the Q2 2005 Plan activity for the three-month period ended April 2, 2006:

Severance
(In thousands)
Balance at January 1, 2006	$2,338
Amounts paid	(1,206)

Balance at April 2, 2006	$1,132

All actions related to the Q2 2005 Plan are complete and we anticipate that payments will be completed by the end of 2006.

2001 to 2003 Restructuring and Integration Plans

We have approximately $6.4 million of remaining liabilities associated with 2001 to 2003 restructuring and integration plans, primarily relating to remaining lease obligations of closed facilities. The remaining terms of these leases vary in length but all will be completed by 2014.

Amortization of Intangible Assets

Amortization of intangible assets was $7.4 million for the first quarter of 2006, versus $7.1 million for the first quarter of 2005. The increase in amortization is related to purchases of intangible assets in both 2005 and 2006.

Other (Income) Expense, Net

Other (income) expense, net consisted of the following:

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands)
Interest Income	$(3,372)	$(669)
Interest Expense	2,305	8,076
Gains on Dispositions of Investments, net	(266)	—
Other	1,160	652

	$(173)	$8,059

Other (income) expense, net for the three months ended April 2, 2006 was $0.2 million of income, versus $8.1 million of expense for the three months ended April 3, 2005, a decrease of $8.2 million or 102%. The decrease in other (income) expense, net in the first quarter of 2006 as compared to the first quarter of 2005 was primarily due to the overall reduction in outstanding debt and the increase in outstanding cash balances. Interest expense decreased $5.8 million primarily due to the $70 million final payment of the senior credit facility that we terminated on October 31, 2005, the $4.7 million final payment of our 6.8% notes which matured in the fourth quarter of 2005, and the $300 million of total payments made in 2005 of our senior subordinated 8 7/8% notes which we repurchased through a tender offer in the fourth quarter of 2005. These debt reductions in 2005 were partially offset by $206.6 million in new debt outstanding as of April 2, 2006 against our new senior unsecured credit facility, which we entered into on October 31, 2005. In addition, interest income increased $2.7 million due to higher cash balances and higher investment rates. We also recognized a gain on sale of investments of $0.3 million associated with the liquidation of an investment. Other expenses consisted primarily of expense related to foreign currency translation. A discussion of our liquidity and our prospective borrowing costs is set forth below under the heading “Liquidity and Capital Resources.”

Provision/Benefit for Income Taxes

The first quarter 2006 provision for income taxes was $7.1 million, versus a provision of $5.0 million for the first quarter of 2005. Our effective tax rate for the first quarter of 2006 was 24.5% as compared to an effective tax rate of 24.3% for the first quarter of 2005. The nominal increase in the effective tax rate for the first quarter was due to changes in our anticipated geographic pattern of earnings.

Discontinued Operations

As part of our continued efforts to focus on higher growth opportunities, we have discontinued certain businesses and accounted for them as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations and related cash flows have been presented as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying balance sheets as of April 2, 2006 and January 1, 2006.

In September 2005, our Board of Directors approved a plan to divest our Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In November 2005, we sold the Fluid Testing division to Caleb Brett USA Inc. for approximately $34.5 million, resulting in a net pre-tax gain of $30.3 million. In December 2005, we sold the Aerospace division to Eaton Corporation for approximately $333.0 million, resulting in a net pre-tax gain of $250.6 million. These gains were recognized during fiscal 2005 as gains on the disposition of discontinued operations. We received total cash proceeds in these transactions of approximately $361.1 million. During the first quarter of 2006, we finalized the net working capital adjustments associated with the sales of these businesses, resulting in the recognition of losses of $0.7 million and $0.2 million relative to the Aerospace business and the Fluid Testing business, respectively. On February 27, 2006, we sold substantially all of the assets of our Semiconductor business for approximately $26.5 million (subject to a net working capital adjustment) plus potential additional contingent consideration. The pre-tax gain of $3.5 million, exclusive of additional contingent consideration, was recognized in the first quarter of 2006.

In December 2005, our Board of Directors approved a plan to sell our Lithography business. In June 2005, our Board of Directors approved a plan to shut down our Fiber Optics Test Equipment business. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. We received proceeds of $0.5 million upon the sale of the Lithography business and recognized a pre-tax loss of $3.3 million during fiscal 2005 as loss on the disposition of discontinued operations. The shut-down of the Fiber Optics Test Equipment business resulted in a pre-tax loss of $5.2 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value. In August 2005, certain assets that were previously written down were subsequently sold resulting in a gain of $0.1 million. We recognized the net loss during fiscal 2005.

In June 2004, our Board of Directors approved a plan to shut down our Electroformed Products business and sell our Ultraviolet Lighting business. The results of these businesses were previously reported as part of the Optoelectronics reporting segment.

In June 2002, the Company’s Board of Directors approved a plan to shut down the Company’s Telecommunications Component business. During the first quarter of 2005, the Telecommunications Component business recorded activity related to the sale of previously written-off assets of $0.2 million.

During January 2006, we settled various claims under certain long-term contracts and transition services with our Technical Services business, which was sold in August of 1999.

The table below summarizes the gains and losses on dispositions of discontinued operations, as discussed above:

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands)
Gain on Semiconductor business	$3,473	$—
Loss on Aerospace business	(659)	—
Loss on Fluid Testing business	(234)	—
Loss on Lithography business	(157)	—
Gain on contract settlements associated with the Technical Services business	386	—
Gain on Telecommunications Component business	—	240
Loss on Electroformed Products business	—	(147)
Net (loss) gain on dispositions of other discontinued operations	(17)	30

Net gain on dispositions of discontinued operations before income taxes	2,792	123
Provision for income taxes	752	46

Gain on dispositions of discontinued operations, net of income taxes	$2,040	$77

Summary operating results of the discontinued operations of our Fluid Sciences, Fiber Optics Test Equipment, and Lithography businesses for the periods prior to disposition were as follows:

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands)
Sales	$8,705	$58,079
Costs and expenses	8,762	51,163

Operating (loss) income from discontinued operations	(57)	6,916
Other expenses, net	559	215

Operating (loss) income from discontinued operations before income taxes	(616)	6,701
(Benefit from) provision for income taxes	(173)	2,551

(Loss) income from discontinued operations, net of taxes	$(443)	$4,150

Contingencies

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $3.8 million as of April 2, 2006, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the timeframe over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On October 17, 2003, Amersham Biosciences Corp. (“Amersham”) filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against one of our subsidiaries, alleging that our ViewLux™ and certain of our Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of our United Kingdom based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the same products infringe Amersham’s European (United Kingdom) patent granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. We subsequently filed answers in both cases denying the substantive allegations and including affirmative defenses and counterclaims. On October 29, 2003, we filed a complaint, which was subsequently amended, against Amersham Biosciences Corp. in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of the Company’s patents related to high-throughput screening (the “MA case”). We seek injunctive and monetary relief. Amersham subsequently filed an answer denying the substantive allegations and including affirmative defenses and counterclaims. After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to us. In April 2006, Amersham was granted permission to appeal the ruling in the UK case. In the NJ case, discovery regarding issues of liability, which have been bifurcated from issues of damages, has largely been completed and a Markman hearing on claim construction was conducted in March 2006. No trial date has been set. In the MA case, discovery is ongoing.

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

During 2005, the Internal Revenue Service concluded its audit of federal income taxes for the years 1999 through 2002. We have agreed to the conclusions of the Internal Revenue Service in all matters with the exception of one, and have filed a single issue protest with the Appeals Division of the Internal Revenue Service, and expect to resolve the matter in 2006. Regardless of the outcome of this matter, we do not expect final resolution to significantly impact our financial position, results of operations or cash flows in 2006.

We are under regular examination by tax authorities in the United States and other countries in which we have significant business operations. The tax years under examination vary by jurisdiction. We regularly assess the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. We have established income tax reserves which we believe to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available and when an event occurs requiring a change to the reserves. The resolution of tax matters is not expected to have a material effect on our consolidated financial condition, although such settlement could have a material impact on our effective tax rate, consolidated statement of income and consolidated statement of cash flows for a particular future period.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We have established accruals for matters that are probable and reasonably estimable. In the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 2, 2006, should not have a material adverse effect on our consolidated financial statements.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

Sales for the first quarter of 2006 were $261.9 million, versus $264.8 million for the first quarter of 2005, a decrease of $2.8 million, or 1%. Changes in foreign exchange rates accounted for a decrease in sales of $7.8 million in the first quarter of 2006, as compared to the first quarter of 2005. Acquisitions increased sales in our first quarter of 2006 by $0.8 million. The analysis in the remainder of this paragraph compares selected sales by market and product type for the first quarter of 2006, as compared to the first quarter of 2005, and includes the effect of foreign exchange rate fluctuations. Our OneSource™ laboratory service sales increased by $3.1 million, sales to genetic screening customers increased $2.9 million, and sales to environmental and chemical analysis customers increased $1.9 million. These increases were offset by decreases in sales to biopharmaceutical customers of $10.7 million. Sales by type of product included decreases in consumables of $3.5 million and instruments of $2.4 million, offset by increases in service of $3.1 million.

Operating profit for the first quarter of 2006 was $23.8 million, versus $22.0 million for the first quarter of 2005, an increase of $1.8 million, or 8%. The increase in operating profit in the first quarter of 2006 as compared to the first quarter of 2005 was primarily the result of increased sales and productivity improvements partially offset by unfavorable changes in foreign exchange rates. The first quarter of 2006 also includes stock option expense of $0.6 million. Amortization of intangible assets was $6.8 million for the first quarter of 2006 and $6.6 million for the first quarter of 2005.

Optoelectronics

Sales for the first quarter of 2006 were $93.5 million, versus $93.4 million for the first quarter of 2005, an increase of $0.1 million. Changes in foreign exchange rates accounted for a decrease in sales of $1.8 million in the first quarter of 2006, as compared to the first quarter of 2005. Acquisitions increased sales in the first quarter of 2006 by $0.6 million. The analysis in the remainder of this paragraph compares selected sales by product type for the first quarter of 2006, as compared to the first quarter of 2005, and includes the effect of foreign exchange fluctuations. Sales of our digital imaging products increased by $1.7 million and sales within our sensors product lines increased $1.1 million. These increases were offset by decreases of $2.7 million in our specialty lighting product lines.

Operating profit for the first quarter of 2006 was $12.7 million, versus $13.5 million for the first quarter of 2005, a decrease of $0.8 million, or 6%. The decrease in operating profit in the first quarter of 2006, as compared to the first quarter of 2005, was primarily the result of capacity issues within our amorphous silicon manufacturing facility, which resulted in higher costs and lower operating profit. The first quarter of 2006 includes stock option expense of $0.3 million. Amortization of intangible assets was $0.6 million for the first quarter of 2006 and $0.5 million for the first quarter of 2005. The first quarter of 2005 also included a $0.2 million charge for in-process research and development related to the Elcos acquisition.

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

Principal factors that could affect the availability of our internally generated funds include:

•	deterioration of sales due to weakness in markets in which we sell our products and services and

•	changes in our working capital requirements.

Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in our borrowings that limit our total borrowing capacity,

•	increases in interest rates applicable to our outstanding variable rate debt,

•	a ratings downgrade that would limit our ability to borrow under our accounts receivable facility and our overall access to the corporate debt market,

•	volatility in the markets for corporate debt,

•	a decrease in the market price for our common stock, and

•	volatility in the public equity markets.

We are authorized to repurchase up to 10 million shares of our common stock from time to time on the open market or in privately negotiated transactions until October 21, 2008, unless this authorization is terminated earlier by our Board of Directors. The timing and amount of any shares repurchased will be determined based on evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our stock plans and for other corporate programs. If we repurchase shares, the repurchase program will be funded using our existing financial resources, including cash and cash equivalents. At April 2, 2006, we had cash and cash equivalents of approximately $321.8 million. We have approximately 126.6 million shares of common stock outstanding as of May 9, 2006.

Cash Flows

Operating Activities. Net cash used in continuing operations operating activities was $34.2 million for the three months ended April 2, 2006, compared to net cash generated by continuing operations operating activities of $7.4 million for the three months ended April 3, 2005. Principal contributors to the generation of cash from operating activities during the three months ended April 2, 2006 were net income from continuing operations of $22.0 million and depreciation and amortization of $16.5 million. These amounts were offset in part by taxes paid on divestitures of $54.6 million and an increase in working capital accounts of $1.4 million. Contributing to the net increase in working capital in the three months ended April 2, 2006 was an increase in inventory of $7.4 million and a decrease in accounts payable of $12.2 million, offset in part by a decrease in accounts receivable of $18.2 million. There was no incremental use of our accounts receivable securitization facility during the first three months of 2006, which totaled $45.0 million at both April 2, 2006 and January 1, 2006. Net cash used for changes in accrued expenses, restructuring, other assets and liabilities and other items totaled $16.5 million during the first three months of 2006, and primarily relates to timing of salary and benefit related payments offset by an increase in deferred revenue associated with service contracts.

Investing Activities. Net cash provided by continuing operations investing activities was $3.3 million in the three months ended April 2, 2006, compared to $16.2 million of cash used in the three months ended April 3,

2005. Included in the first three months of 2006 was $25.0 million net proceeds received from the sale of our semiconductor business, net of $3.8 million of deal costs incurred in connection with previous transactions, offset by approximately $8.7 million of net cash used for the purchase of Agilix and capital expenditures of $9.2 million, mainly in the areas of tooling and productivity improvements.

Financing Activities. Net cash used in continuing operations financing activities was $147.5 million in the three months ended April 2, 2006, compared to $6.8 million in the three months ended April 3, 2005. In the three months ended April 2, 2006, we repurchased in the open market 5.0 million shares of our common stock at a total cost of $116.4 million. Debt reductions during the first three months of 2006 totaled $39.7 million, whereas there were no reductions in the first three months of 2005. These uses of cash were offset by proceeds from common stock option exercises of $14.8 million and the related tax benefit of $3.8 million. In addition, we paid $9.1 million in dividends in the first quarter of 2006.

Borrowing Arrangements

Senior Unsecured Credit Facility. On October 31, 2005, we entered into a $350 million five-year senior unsecured revolving credit facility. This facility replaced the existing $100 million five-year revolving credit facility. Letters of credit in the aggregate amount of approximately $15 million, originally issued under our previous credit agreement, are treated as issued under this agreement. The senior unsecured credit facility will be used for general corporate purposes which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The Eurocurrency margin as of April 2, 2006 was 60 basis points. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the senior unsecured credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. As of April 2, 2006, there were approximately $206.6 million of borrowings under the facility.

Our senior unsecured credit facility contains covenants that require us to maintain specific financial ratios, including:

•	A minimum interest coverage ratio, and

•	A maximum total leverage ratio.

Off-Balance Sheet Arrangements

Receivables Securitization Facility

We have established a wholly owned consolidated subsidiary to purchase, on a revolving basis, certain of our accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. This facility, which is currently scheduled to expire in January 2007, provides for total funding capacity of $65.0 million to expand our sources of liquidity. Amounts funded under this facility were $45.0 million at both April 2, 2006 and January 1, 2006. As of April 2, 2006, we had approximately $20.0 million of capacity available under the facility. The facility had an effective interest rate of approximately LIBOR plus 55 basis points as of April 2, 2006. The facility includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. In January 2006, we entered into an agreement to extend the term of our accounts receivable securitization facility to January 26, 2007.

Dividends

Our Board of Directors declared regular quarterly cash dividends of seven cents per share in the first quarter of 2006 and in each quarter of 2005.

Effects of Recently Adopted Accounting Pronouncements

Effective January 2, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. We adopted SFAS No. 123(R) using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of stock-based payments granted prior to January 2, 2006 and all stock-based payments granted subsequent to January 1, 2006 over the related vesting period. Prior to the first quarter of 2006, we applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. Prior period results have not been restated. Due to the adoption of SFAS No. 123(R), our results for the three months ended April 2, 2006 include incremental stock-based compensation expense totaling $1.7 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market Risk. We are exposed to market risks, relating to both currency exchange rates and interest rates. On occasion, in order to manage the volatility relating to these exposures, we may enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure supplements the disclosure provided under the heading, “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” in our annual report on Form 10-K for the fiscal year ended January 1, 2006.

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

(2) In all parts of the world, our subsidiaries, on occasion, invoice third-party customers in foreign currencies other than the one in which they primarily do business. We refer to each of our subsidiaries’ primary business currencies as its “functional currency.” Movements in the invoiced currency relative to the functional currency result in both realized and unrealized transaction gains or losses that directly impact our cash flows and our results of operations.

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

(4) The cash flow needs of each of our foreign subsidiaries vary through time. Accordingly, there may be times when a subsidiary lends to or borrows from either the parent company or another affiliate. These advances, again being denominated in currencies other than a particular entity’s functional currency, can expose the accounts of the subsidiary to fluctuations in exchange rates that can impact both our cash flows and results of operations.

(5) In order to repay debt or satisfy operational needs, we may remit cash from our foreign locations to the United States. If this occurs, we may liquidate foreign currency net asset positions and convert them into United States dollars. Our cash flows and our results of operations may therefore also be impacted by these transactions.

We currently use forward contracts to hedge certain foreign currency transaction exposures. The duration of the foreign currency derivative contracts is generally thirty days. The notional amount of these contracts was $167.7 million on April 2, 2006 and $190.7 on April 3, 2005 and the approximate fair value of these contracts was insignificant. The principal currencies hedged are the British Pound, Canadian Dollar, Euro, Japanese Yen, and Singapore Dollar. For the quarter ended April 2, 2006, we did not engage in any cash flow hedges.

Foreign Currency Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in our annual report on Form 10-K for the fiscal year ended January 1, 2006. These measures continue to approximate our risks.

Interest Rate Risk. Our debt portfolio, after consideration of the tender offer and repayment of the 6.8% Notes, includes primarily variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows (as they relate to interest) and our earnings.

Interest Rate Risk—Sensitivity. Our annual report on Form 10-K for the fiscal year ended January 1, 2006 presents sensitivity measures for our interest rate risk. We refer to our annual report on Form 10-K for the fiscal year ended January 1, 2006 for our sensitivity disclosure.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended April 2, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of our quarter ended April 2, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

After a December 2005 trial in the Amersham UK case, which case is described in greater detail in Note 14 to our condensed consolidated financial statements of this quarterly report, the court ruled in February that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to us. In April 2006, Amersham was granted permission to appeal the ruling in the UK case.

With respect to the other lawsuits described in Note 14 to our condensed consolidated financial statements, we believe we have meritorious defenses to these lawsuits and other proceedings, and are contesting the actions vigorously. We are currently unable, however, to reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters or to determine whether resolution of any of these matters will have a material adverse impact on our consolidated financial statements.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. In the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 2, 2006 should not have a material adverse effect on our consolidated financial statements.

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

We have in the past, and may in the future, supplement our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisition of Elcos AG in February 2005. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

•	competition among buyers and licensees,

•	the high valuations of businesses and technologies,

•	the need for regulatory and other approval, and

•	our inability to raise capital to fund these acquisitions.

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

Patent and trade secret protection is important to us because developing new products, processes and technologies gives us a competitive advantage, although it is time-consuming and expensive. We own many United States and foreign patents and intend to apply for additional patents. Patent applications we file, however, may not result in issued patents or, if they do, the claims allowed in the patents that issue may be narrower than what is needed to protect fully our products, processes and technologies. Similarly, applications to register our trademarks may not be granted in all countries in which they are filed. For our intellectual property that is protected by keeping it secret, such as trade secrets and know-how, we may not use adequate measures to protect this intellectual property.

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

If we are unable to produce an adequate quantity of products, such as our digital x-ray detectors, to meet our customers’ demands, our revenue growth may be adversely affected.

We have an established global manufacturing base with facilities in multiple locations around the world. Each of these facilities faces risks to its production capacity that may relate to natural disasters, labor relations or regulatory compliance. In addition, in any of these facilities, such as our Optoelectronics amorphous silicon facility in Santa Clara, California, we may not manage the manufacturing or production processes at expected levels, we may fail to anticipate or act on the need to increase the production capacity, or we may be unable to quickly resolve technical manufacturing issues that arise from time to time. Any of these risks could cause our revenue growth to be adversely affected.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the quarter ended April 2, 2006. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

As of April 2, 2006, our total assets included $1.4 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible.

Adverse changes in our business or the failure to grow our Life and Analytical Sciences business may result in impairment of our intangible assets which could adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2006 – February 5, 2006	992,500	$22.74	992,500	7,911,500
February 6, 2006 – March 5, 2006	4,007,500	23.41	4,007,500	3,904,000
March 6, 2006 – April 2, 2006	0	0.00	0	3,904,000

Activity for quarter ended April 2, 2006	5,000,000	$23.28	5,000,000	3,904,000

(1)	On October 21, 2005 our Board of Directors reaffirmed our authority to repurchase up to 10,000,000 shares of our common stock, which we publicly disclosed on November 14, 2005 (the “Program”). This Program will expire on October 21, 2008, unless it is earlier terminated by our Board of Directors. During the fourth quarter of 2005, we repurchased 1,096,000 shares of our common stock in the open market under the Program at an aggregate cost of $24.4 million, including commissions. During the first quarter of 2006, we purchased 5,000,000 shares of our common stock in the open market under the Program at an aggregate cost of $116.4 million, including commissions.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended April 2, 2006. The following matters were submitted to a vote of the stockholders at our 2006 annual meeting of stockholders held on April 25, 2006: (1) a proposal to elect the ten nominees for director named below for terms of one year each; (2) a proposal to ratify the selection of Deloitte & Touche LLP as our independent auditors for the current fiscal year; and (3) a shareholder proposal to request that the Company’s Board of Directors amend the Company’s governance documents to provide that director nominees shall be elected by the affirmative vote of the majority of votes cast. The number of shares of common stock outstanding and eligible to vote as of the record date of February 27, 2006 was 127,189,325. Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining, and if applicable the number of broker non-votes, for the other matters submitted to a vote of the shareholders at the meeting.

Proposal #1—To elect the following nominees as our directors for terms of one year each:

	For	Withheld
Erickson, T.J.	107,238,869	3,267,691
Friel, R.F.	107,850,585	2,655,975
Lopardo, N.A.	102,004,550	8,502,010
Michas, A.P.	108,335,434	2,171,126
Mullen, J.C.	102,807,569	7,698,991
Sato, V.L.	108,852,276	1,654,284
Schmergel, G.	108,343,884	2,162,676
Sicchitano, K.J.	101,916,981	8,589,579
Summe, G.L.	107,801,983	2,704,577
Tod, G.R.	100,341,570	10,164,990

Proposal #2—To ratify the selection of Deloitte & Touche LLP as our independent auditors for the current fiscal year.

For	Against	Abstain
107,854,735	1,981,184	670,641

Proposal #3—A shareholder proposal to request that the Company’s Board of Directors amend the Company’s governance documents to provide that director nominees shall be elected by the affirmative vote of the majority of votes cast.

For	Against	Abstaining	Broker Non-Votes
55,019,704	36,540,298	2,231,666	16,714,892

Item 6.	Exhibits

10.1	Term sheet for Consulting Agreement, filed with the Securities and Exchange Commission on January 30, 2006 as Exhibit 99.1 to our current report on Form 8-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ JEFFREY D. CAPELLO
Jeffrey D. Capello
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

May 12, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Name
10.1	Term sheet for Consulting Agreement, filed with the Securities and Exchange Commission on January 30, 2006 as Exhibit 99.1 to our current report on Form 8-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.