Form 10-Q
period 2006-07-02
PERKINELMER INC
filed 2006-08-11
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of August 10, 2006, there were outstanding 125,595,875 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands, except per share data)		(In thousands, except per share data)
Sales	$377,001	$368,017	$732,455	$726,191
Cost of sales	225,412	216,894	439,179	426,779
Selling, general and administrative expenses	92,655	92,711	182,508	189,537
Research and development expenses	25,036	22,082	47,878	44,673
Restructuring and integration (reversals) charges, net	(290)	14,245	(290)	14,245
(Gains) losses on dispositions, net	(1,505)	397	(1,505)	397
In-process research and development charge	—	—	—	194

Operating income from continuing operations	35,693	21,688	64,685	50,366
Interest (income) expense, net	(131)	6,880	(1,198)	14,287
Extinguishment of debt	—	6,210	—	6,210
Losses (gains) on dispositions of investments and other, net	1,945	(5,645)	2,839	(4,993)

Other expense, net	1,814	7,445	1,641	15,504

Income from continuing operations before income taxes	33,879	14,243	63,044	34,862
Provision for (benefit from) income taxes	7,559	(16,319)	14,704	(11,302)

Income from continuing operations	26,320	30,562	48,340	46,164
(Loss) income from discontinued operations, net of income taxes	(582)	3,138	(1,025)	7,288
(Loss) gain on disposition of discontinued operations, net of income taxes	(1,253)	(4,802)	787	(4,725)

Net income	$24,485	$28,898	$48,102	$48,727

Basic earnings per share:
Continuing operations	$0.21	$0.24	$0.38	$0.36
(Loss) income from discontinued operations, net of income taxes	—	0.02	(0.01)	0.06
(Loss) gain on disposition of discontinued operations, net of income taxes	(0.01)	(0.04)	0.01	(0.04)

Net income	$0.19	$0.22	$0.38	$0.38

Diluted earnings (loss) per share:
Continuing operations	$0.21	$0.23	$0.38	$0.35
(Loss) income from discontinued operations, net of income taxes	—	0.02	(0.01)	0.06
(Loss) gain on disposition of discontinued operations, net of income taxes	(0.01)	(0.04)	—	(0.04)

Net income	$0.19	$0.22	$0.37	$0.37

Weighted average shares of common stock outstanding:
Basic	126,119	129,034	127,018	128,931
Diluted	127,401	130,718	128,558	130,887
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 2, 2006	January 1, 2006
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$323,755	$502,264
Accounts receivable, net	233,449	250,844
Inventories	173,658	163,150
Other current assets	76,707	71,189
Current assets of discontinued operations	854	11,442

Total current assets	808,423	998,889

Property, plant and equipment:
At cost	507,642	484,453
Accumulated depreciation	(327,931)	(307,084)

Net property, plant and equipment	179,711	177,369
Marketable securities and investments	9,674	9,222
Intangible assets, net	383,406	375,419
Goodwill	1,066,542	1,026,201
Other assets	86,351	90,156
Long-term assets of discontinued operations	1,455	16,205

Total assets	$2,535,562	$2,693,461

Current liabilities:
Short-term debt	$1,090	$1,131
Accounts payable	130,014	146,971
Accrued restructuring costs and integration costs	9,797	11,242
Accrued expenses	276,135	324,954
Current liabilities of discontinued operations	998	10,241

Total current liabilities	418,034	494,539

Long-term debt	199,187	243,282
Long-term liabilities	317,364	303,687
Long-term liabilities of discontinued operations	—	1,440

Total liabilities	934,585	1,042,948

Commitments and contingencies
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 126,801,000 and 130,109,000 at July 2, 2006 and January 1, 2006, respectively	126,801	130,109
Capital in excess of par value	465,433	556,728
Unearned compensation	—	(6,372)
Retained earnings	985,944	964,690
Accumulated other comprehensive income	22,799	5,358

Total stockholders’ equity	1,600,977	1,650,513

Total liabilities and stockholders’ equity	$2,535,562	$2,693,461

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 2, 2006	July 3, 2005
	(In thousands)
Operating activities:
Net income	$48,102	$48,727
Loss (income) from discontinued operations, net of income taxes	1,025	(7,288)
(Gain) loss on disposition of discontinued operations, net of income taxes	(787)	4,725

Net income from continuing operations	48,340	46,164
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	7,316	5,008
Amortization of debt discount and issuance costs	143	3,721
Depreciation and amortization	33,406	34,280
In-process research and development	—	194
Gains on dispositions and sales of investments, net	(3,837)	(5,047)
Changes in operating assets and liabilities which (used) provided cash, excluding effects from companies purchased and divested:
Accounts receivable	27,842	4,171
Inventories	(6,519)	(2,333)
Accounts payable	(21,260)	(166)
Accrued restructuring and integration costs	(1,812)	11,493
Taxes paid on divestitures	(59,151)	—
Accrued expenses and other	(8,049)	(6,556)

Net cash provided by operating activities from continuing operations	16,419	90,929
Net cash (used in) provided by discontinued operations	(871)	9,381

Net cash provided by operating activities	15,548	100,310
Investing activities:
Capital expenditures	(21,448)	(9,604)
Proceeds from dispositions of property, plant and equipment, net	7,085	6,258
Proceeds from surrender of insurance policies	2,327	—
Proceeds from disposition or settlement of businesses, net	19,529	6,556
Cash used for acquisitions, net of cash acquired	(38,312)	(13,138)

Net cash used in continuing operations	(30,819)	(9,928)
Net cash used in discontinued operations	—	(1,945)

Net cash used in investing activities	(30,819)	(11,873)
Financing activities:
Principal payments on debt	(56,565)	(34,125)
Prepayment of term loan debt	—	(70,000)
Payment of debt issuance and tender costs	(741)	—
Decrease in other credit facilities	(603)	(950)
Tax benefit from exercise of common stock options	3,631	—
Proceeds from issuance of common stock	17,145	3,976
Purchase of stock	(116,393)	—
Cash dividends	(17,974)	(18,110)

Net cash used in financing activities	(171,500)	(119,209)

Effect of exchange rate changes on cash and cash equivalents	8,262	(8,008)

Net decrease in cash and cash equivalents	(178,509)	(38,780)
Cash and cash equivalents at beginning of period	502,264	197,513

Cash and cash equivalents at end of period	$323,755	$158,733

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with the accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of these financial statements has been condensed or omitted which substantially duplicates information provided in the Company’s latest audited financial statements in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the Company’s financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2006, filed with the SEC (the “2005 Form 10-K”). The balance sheet amounts at January 1, 2006 in this report were derived from the Company’s audited 2005 financial statements included in the 2005 Form 10-K. Certain prior period amounts related to discontinued operations have been reclassified to conform to the current-year financial statement presentation. The financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the six months ended July 2, 2006 and July 3, 2005 are not necessarily indicative of the results for the entire fiscal year or any future period.

Recently Adopted Accounting Pronouncement

Effective January 2, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires compensation costs related to stock-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS No. 123(R) using the modified prospective application transition method. Under this method, compensation cost, measured using fair value, is recognized for the unvested portion of stock-based payments granted prior to January 2, 2006 and all stock-based payments granted subsequent to January 1, 2006 over the related vesting period. Prior to the first quarter of 2006, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. In accordance with the modified prospective method, prior period results have not been restated and are not directly comparable to periods after adoption. Due to the adoption of SFAS No. 123(R), the Company’s results for the three and six months ended July 2, 2006 include incremental stock-based compensation expense totaling $2.1 million and $3.8 million, respectively.

Recently Issued Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements of an entity in accordance with SFAS No. 109, “Accounting for Income Taxes.” The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt the interpretation in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the Company’s consolidated financial statements.

(2) Acquisitions

Acquisition of Agilix Corporation. In February 2006, the Company acquired certain assets of Agilix Corporation (“Agilix”) for approximately $8.7 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company. Assets acquired primarily relate to Agilix’s core technology which centers around labeling technology using isobaric mass tags that allows for the simultaneous quantification of molecules, such as proteins, from multiple samples. Agilix’s operations are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date. This acquisition did not have a material effect on the Company’s financial position, results of operations or cash flows.

Acquisition of Spectral Genomics, Inc. In April 2006, the Company acquired certain assets and liabilities of Spectral Genomics, Inc. (“Spectral”), a leader in molecular karyotyping technology used to evaluate chromosomal abnormalities. Consideration for the transaction was approximately $12.0 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company. Spectral’s operations are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date. This acquisition did not have a material effect on the Company’s financial position, results of operations or cash flows.

Acquisition of Clinical & Analytical Service Solutions Ltd. In June 2006, the Company acquired the stock of Clinical & Analytical Service Solutions Ltd. (“C&A”), a scientific equipment asset and managed maintenance company serving the pharmaceutical, biotechnology and healthcare markets. Consideration for the transaction was approximately $12.3 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company. C&A’s operations are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date. This acquisition did not have a material effect on the Company’s financial position, results of operations or cash flows.

The acquisitions were accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and the Company has accordingly allocated the purchase price of the acquisitions based upon the fair values of the assets acquired and liabilities assumed. In connection with the fair valuing of the assets acquired and liabilities assumed, management, assisted by valuation consultants, performed an assessment of intangible assets using customary valuation procedures and techniques.

The components of the preliminary purchase price and allocation are as follows (in thousands):

	Agilix	Spectral	C&A
Consideration and acquisition costs:
Cash payments	$8,696	$12,000	$12,333
Transaction costs	23	69	440

Total consideration and acquisition costs	$8,719	$12,069	$12,773

Allocation of purchase price
Current assets	$—	$468	$2,468
Property, plant and equipment	645	388	533
Identifiable intangible assets	7,300	6,900	4,368
Goodwill	774	10,063	10,993
Deferred taxes	—	2,364	(1,416)
Liabilities assumed	—	(8,114)	(4,173)

Total	$8,719	$12,069	$12,773

Acquisition of J.N. Macri Technologies LLC and NTD Laboratories, Inc. Subsequent to the quarter ended July 2, 2006, the Company acquired certain assets and liabilities of J.N. Macri Technologies LLC (“Macri”) and the stock of NTD Laboratories, Inc. (“NTD”). Macri holds and licenses global patents related to free beta Human Chorionic Gonadotropin (“free Beta hCG”). Free Beta hCG is a peptide hormone produced in the early stage of pregnancy that is widely recognized as an important biomarker for first-trimester prenatal risk assessment. NTD is a laboratory specializing in prenatal risk assessment and offers laboratory developed and validated testing under the brand name UltraScreen®, of which free Beta hCG is an important component. Aggregate consideration for these transactions was $56.65 million in cash, subject to a net working capital adjustment. Both the Macri and NTD operations will be reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

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

On June 28, 2006, the Company’s management approved a plan to terminate employees in two locations in the U.S. as the Company shifts resources into product lines that are more consistent with the Company’s growth strategy. The Company completed notifying affected employees on June 30, 2006. As a result of this plan of termination, the Company recorded a pre-tax restructuring charge of $0.8 million during the second quarter of 2006 (the “Q2 2006 Plan”). The actions within the Q2 2006 Plan related to a workforce reduction resulting from reorganization activities within the Life and Analytical Sciences business.

In addition, during the second quarter of 2006, the Company recorded a pre-tax restructuring charge of $0.4 million relating to its restructuring plan in the fourth quarter of 2005 (the “Q4 2005 Plan”) due to higher than expected costs associated with the termination of employees in Europe within the Life and Analytical Sciences segment. The Company also recorded a pre-tax restructuring reversal of $1.4 million relating to the Q4 2005 Plan due to the completion in June 2006 of the sale of a building previously reserved for in the Q4 2005 Plan. The amount of the proceeds from this sale in excess of the current book value of the property was recorded as a restructuring reversal within the Optoelectronics segment.

A description of each of the restructuring plans and the activity recorded for the six month period ended July 2, 2006 is as follows:

Q2 2006 Plan

During the second quarter of 2006, the Company recognized a $0.8 million restructuring charge in the Life and Analytical Sciences segment. The purpose of this restructuring action was to shift resources into product lines that were more consistent with the Company’s growth strategy. The actions in the Q2 2006 Plan were headcount reductions resulting from reorganization activities.

The following table summarizes the components of the Q2 2006 Plan activity for the six months ended July 2, 2006:

	Headcount	Severance
		(Dollars in thousands)
Balance at January 1, 2006	—	$—
Provision	23	755
Amounts paid	(22)	(24)

Balance at July 2, 2006	1	$731

All actions related to the Q2 2006 Plan were completed by the end of the second quarter of 2006, and the Company anticipates that all payments will be completed by the end of 2006.

Q4 2005 Plan

During the fourth quarter of 2005, the Company recognized a $2.2 million restructuring charge in the Life and Analytical Sciences segment and a $6.0 million restructuring charge in the Optoelectronics segment (the “Q4 2005 Plan”). The purpose of these restructuring actions was to shift resources into geographic regions and product lines that were more consistent with the Company’s growth strategy. The principal actions in the Q4 2005 Plan were headcount reductions and the closure of several facilities resulting from reorganization activities.

During the second quarter of 2006, the Company recorded a pre-tax restructuring charge of $0.4 million relating to its Q4 2005 restructuring plan due to higher than expected costs associated with the termination of employees in Europe within the Life and Analytical Sciences segment. The Company also recorded a pre-tax restructuring reversal of $1.4 million relating to its Q4 2005 restructuring plan due to the completion in June 2006 of the sale of a building previously reserved for in the Q4 2005 Plan. The amount of the proceeds from this sale in excess of the current book value of the property was recorded as a restructuring reversal within the Optoelectronics segment.

The following table summarizes the components of the Q4 2005 Plan activity for the six months ended July 2, 2006:

	Headcount	Severance	Abandonment of Excess Facilities	Total
	(Dollars in thousands)
Balance at January 1, 2006	24	$1,792	$354	$2,146
Change in estimate	—	354	—	354
Amounts paid	(16)	(981)	(34)	(1,015)

Balance at July 2, 2006	8	$1,165	$320	$1,485

All actions related to the Q4 2005 Plan have been completed and the Company anticipates that all payments will be completed by the end of 2006.

Q2 2005 Plan

During the second quarter of 2005, the Company recognized a $5.3 million restructuring charge in the Life and Analytical Sciences segment and a $2.9 million restructuring charge in the Optoelectronics segment (the “Q2 2005 Plan”). The purpose of these restructuring actions was to shift resources into geographic regions and product lines that were more consistent with the Company’s growth strategy. The principal actions in the Q2 2005 Plan comprised headcount reductions resulting from reorganization activities.

The following table summarizes the components of the Q2 2005 Plan activity for the six months ended July 2, 2006:

Severance
(In thousands)
Balance at January 1, 2006	$2,338
Amounts paid	(1,261)

Balance at July 2, 2006	$1,077

All actions related to the Q2 2005 Plan have been completed and the Company anticipates that payments will be completed by the end of 2006.

2001 to 2003 Restructuring and Integration Plans

The Company has approximately $6.5 million of remaining liabilities associated with 2001 to 2003 restructuring and integration plans, primarily relating to remaining lease obligations of closed facilities. The remaining terms of these leases vary in length but all will be completed by 2014.

(4) Inventories

Inventories consisted of the following:

	July 2, 2006	January 1, 2006
	(In thousands)
Raw materials	$63,465	$59,023
Work in progress	11,065	9,606
Finished goods	99,128	94,521

Total Inventories	$173,658	$163,150

(5) Debt

Senior Unsecured Credit Facility. On October 31, 2005, the Company entered into a $350.0 million five-year senior unsecured revolving credit facility. This facility replaced its previous $100.0 million five-year revolving credit facility. Letters of credit in the aggregate amount of approximately $15.0 million, originally issued under its previous credit agreement, are treated as issued under this new agreement. The Company uses the senior unsecured credit facility for general corporate purposes which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The Eurocurrency margin as of July 2, 2006 was 60 basis points. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the senior unsecured credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. As of July 2, 2006, all borrowings under the senior unsecured credit facility were allocated to interest based on the Eurocurrency rate plus a margin. The weighted-average Eurocurrency interest rate as of July 2, 2006 was 3.03%, resulting in a weighted-average effective Eurocurrency rate, including the margin, of 3.63%. There were approximately $199.0 million of borrowings under the facility as of July 2, 2006, which were undertaken by certain foreign subsidiaries of the Company. The funds were borrowed in the subsidiaries’ functional currencies of Euro (EUR), Canadian Dollars (CAD) and Japanese Yen (JPY). The agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants include interest coverage and debt-to-EBITDA ratios. The Company was in compliance with all covenants as of July 2, 2006.

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

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)		(In thousands)
Number of common shares—basic	126,119	129,034	127,018	128,931
Effect of dilutive securities
Stock options and restricted stock	1,282	1,684	1,540	1,956

Number of common shares—diluted	127,401	130,718	128,558	130,887

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	8,223	9,891	7,882	8,354

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of our common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

(7) Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)		(In thousands)
Net income	$24,485	$28,898	$48,102	$48,727
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	11,239	(28,963)	17,505	(42,313)
Unrealized (losses) gains on securities, net of tax	(214)	16	(64)	(145)

	11,025	(28,947)	17,441	(42,458)

Comprehensive income (loss)	$35,510	$(49)	$65,543	$6,269

The components of accumulated other comprehensive income, net of tax were as follows:

	July 2, 2006	January 1, 2006
	(In thousands)
Foreign currency translation adjustments	$55,137	$37,632
Minimum pension liability, net of tax	(32,401)	(32,401)
Unrealized gains on securities, net of tax	63	127

Accumulated other comprehensive income, net of tax	$22,799	$5,358

(8) Industry Segment Information

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses operating profit as the measure of the segments’ profit or loss. Based on the guidance in SFAS No. 131, the Company has two operating segments for financial reporting purposes. The operating segments and their principal products and services are:

•	Life and Analytical Sciences. The Company is a leading provider of drug discovery, genetic screening, and environmental and chemical analysis tools, including instruments, reagents, consumables, and services.

•	Optoelectronics. The Company provides a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

Sales and operating profit by segment are shown in the table below:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)		(In thousands)
Life & Analytical Sciences
Sales	$278,462	$270,778	$540,391	$535,551
Operating profit	25,305	15,667	49,095	37,625
Optoelectronics
Sales	98,539	97,239	192,064	190,640
Operating profit	17,365	12,872	30,112	26,374
Other
Operating loss	(6,977)	(6,851)	(14,522)	(13,633)
Continuing Operations
Sales	$377,001	$368,017	$732,455	$726,191
Operating profit	35,693	21,688	64,685	50,366

(9) Discontinued Operations

As part of its continued efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying balance sheets as of July 2, 2006 and January 1, 2006.

In September 2005, the Company’s Board of Directors approved a plan to divest its Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In November 2005, the Company sold the Fluid Testing division to Caleb Brett USA Inc. for approximately $34.5 million, resulting in a net pre-tax gain of $30.3 million. In December 2005, the Company sold the Aerospace division to Eaton Corporation for approximately $333.0 million, resulting in a net pre-tax gain of $250.6 million. These gains were recognized during fiscal 2005 as gains on the disposition of discontinued operations. The Company received total cash proceeds in these transactions of approximately $361.1 million. During the first six months of 2006, the Company finalized the net working capital adjustments associated with the sales of these businesses and settled a claim related to an employee benefit program, resulting in the recognition of losses of $1.3 million and $0.2 million relative to the Aerospace business and the Fluid Testing business, respectively. On February 27, 2006, the Company sold substantially all of the assets of its Semiconductor business for approximately $26.5 million (subject to a net working capital adjustment) plus potential additional contingent consideration. A pre-tax gain of $3.7 million, exclusive of additional contingent consideration, was recognized in the first six months of 2006.

In June 2005, the Company’s Board of Directors approved a plan to shut down the Company’s Fiber Optics Test Equipment business. In December 2005, the Company’s Board of Directors approved a plan to sell its Lithography business. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. The completion of the shut-down of the Fiber Optics Test Equipment business resulted in a pre-tax loss of $5.2 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value. The Company recognized the net loss during fiscal 2005.

During 2006 and 2005, the Company settled various claims under certain long-term contracts and transition services with its Technical Services business, which was sold in August of 1999.

The table below summarizes the gains and losses on dispositions of discontinued operations, as discussed above:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)		(In thousands)
Gain on Semiconductor business	$277	$—	$3,750	$—
Loss on Aerospace business	(618)	—	(1,277)	—
Loss on Fluid Testing business	—	—	(234)	—
Loss on Lithography business	(245)	—	(402)	—
Gain on contract settlements associated with the Technical Services business	—	400	386	400
Loss on Fiber Optics Test Equipment business	—	(5,151)	—	(5,151)
Net (loss) gain on dispositions of other discontinued operations	(263)	169	(280)	292

Net (loss) gain on dispositions of discontinued operations before income taxes	(849)	(4,582)	1,943	(4,459)
Provision for income taxes	404	220	1,156	266

(Loss) gain on dispositions of discontinued operations, net of income taxes	$(1,253)	$(4,802)	$787	$(4,725)

Summary operating results of the discontinued operations of the Fluid Sciences segment, and the Fiber Optics Test Equipment and Lithography businesses for the periods prior to disposition were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)		(In thousands)
Sales	$—	$57,827	$8,705	$115,906
Costs and expenses	945	52,262	9,707	103,425

Operating (loss) income from discontinued operations	(945)	5,565	(1,002)	12,481
Other (income) expenses, net	(163)	439	396	654

Operating (loss) income from discontinued operations before income taxes	(782)	5,126	(1,398)	11,827
(Benefit from) provision for income taxes	(200)	1,988	(373)	4,539

(Loss) income from discontinued operations, net of taxes	$(582)	$3,138	$(1,025)	$7,288

(10) Stock-Based Compensation

In December 2004, the FASB issued SFAS No.123(R) which requires compensation costs related to stock-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

Prior to January 2, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Under APB Opinion No. 25, the Company only recorded stock-based compensation expense for restricted stock, restricted stock units and performance units, which amounted to $0.7 million and $1.1 million, net of related taxes, for the three and six months ended July 3, 2005, respectively. Under APB 25, the Company was not required to recognize compensation expense for the cost of stock options, when such options had an exercise price equal to the market price at the date of grant, or shares issued under the Company’s ESPP. If the fair value based method as prescribed by SFAS No. 123 had been applied by the Company, the effect on net income and earnings per share for the three and six months ended July 3, 2005 would have been as follows:

	Three Months Ended July 3, 2005	Six Months Ended July 3, 2005

	(In thousands, except per share data)	(In thousands, except per share data)
Net income, as reported	$28,898	$48,727
Add: Stock-based employee compensation expense included in net income, net of related tax effects	693	1,136
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,339)	(6,881)

Pro forma net income	$26,252	$42,982

Earnings per share:
Basic—as reported	$0.22	$0.38
Basic—pro forma	$0.20	$0.33
Diluted—as reported	$0.22	$0.37
Diluted—pro forma	$0.20	$0.33

As of July 2, 2006, the Company had three stock-based compensation plans. Under the 2005 Incentive Plan, 5.4 million shares of the Company’s common stock were made available for option grants, restricted stock awards and performance units. Under the 2001 Incentive Plan, 8.8 million shares of the Company’s common stock were made available for option grants, restricted stock awards and performance units. Under the Life Sciences Plan, 2.3 million shares of the Company’s common stock were made available for option grants.

For the three and six months ended July 2, 2006, in accordance with the adoption of SFAS No. 123(R), the Company recorded incremental stock-based compensation expense of $2.1 million and $3.8 million, respectively. The total stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units and performance units was $3.5 million and $6.3 million for the three and six months ended July 2, 2006, respectively. The total stock-based compensation expense has been included in the Consolidated Statements of Income, primarily as part of selling, general and administrative expenses. The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation was $1.2 million and $2.1 million for the three and six months ended July 2, 2006, respectively. Stock-based compensation costs capitalized as part of inventory were approximately $0.5 million as of July 2, 2006.

Stock Options: Options are granted to purchase common shares at prices equal to the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Options are generally exercisable in equal annual installments over a period of three years and will generally expire seven years after the date of grant. Options assumed as part of business combination transactions retain all the rights, terms and conditions of the respective plans under which they were originally issued.

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

	2006	2005
Expected stock price volatility	35%	48%
Risk free interest rate	4.4%	3.5%
Expected life of options (years)	4.0	4.0
Expected annual dividend per share	$0.28	$0.28

A summary of option activity as of July 2, 2006 and changes during the six months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	13,540,872	$22.44
Granted	1,671,832	22.57
Exercised	(1,391,011)	12.33
Canceled	(619,535)	32.26
Forfeited	(249,505)	18.28

Outstanding at July 2, 2006	12,952,653	23.17	4.2	$29.0

Exercisable at July 2, 2006	9,854,537	$23.74	3.6	$26.6

The weighted-average grant-date fair values of options granted for the three and six months ended July 2, 2006 were $6.90 and $6.86, respectively. The weighted-average grant-date fair values of options granted for the three and six months ended July 3, 2005 were $7.16 and $8.21, respectively. The total intrinsic value of options exercised for the three and six months ended July 2, 2006 were $1.6 million and $15.0 million, respectively. The total intrinsic value of options exercised for the three and six months ended July 3, 2005 were $0.9 million and $3.4 million, respectively.

Cash received from option exercises for the first six months of 2006 and the first six months of 2005 was $17.1 million and $4.0 million, respectively. The related tax benefit classified as a financing cash inflow was $3.6 million for the six months ended July 2, 2006.

The total compensation recognized related to the stock options, which is a function of current and prior year awards, is net of estimated forfeitures and was approximately $2.1 million and $3.8 million for the three and six months ended July 2, 2006, respectively. There was $15.2 million of total unrecognized compensation cost related to non-vested stock options granted as of July 2, 2006. This cost is expected to be recognized over a weighted-average period of 1.9 fiscal years and will be adjusted for any future changes in estimated forfeitures. The following table summarizes total compensation expense related to stock options included in the Company’s condensed consolidated statement of operations:

	Three Months Ended July 2, 2006	Six Months Ended July 2, 2006
	(In thousands)
Cost of Sales	$302	$302
Selling, general and administrative expenses	1,594	3,061
Research and development expenses	197	379
Discontinued operations	25	77

Compensation expense related to stock options	2,118	3,819
Less: income tax benefit	(1,159)	(2,061)

Net compensation expense related to stock options	$959	$1,758

The following table summarizes information about stock options outstanding as of July 2, 2006:

	Options Outstanding			Options Exercisable
Prices	Number Outstanding at July 2, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 2, 2006	Weighted- Average Exercise Price
$ 4.88 – 5.70	63,666	3.1	$4.91	63,666	$4.91
7.03 – 9.88	664,402	3.1	8.28	637,208	8.26
10.77 – 16.09	1,595,469	2.7	13.47	1,592,137	13.47
16.38 – 24.15	6,097,854	5.1	20.68	3,030,264	19.84
25.24 – 37.17	3,990,993	4.0	30.67	3,990,993	30.67
39.18 – 49.98	520,752	1.4	44.65	520,752	44.65
50.28 – 57.27	19,517	3.1	56.56	19,517	56.56

$ 4.88 –57.27	12,952,653	4.2	$23.17	9,854,537	$23.74

Restricted Stock Awards: The Company has awarded restricted stock and restricted stock units that contain time-based vesting provisions and restricted stock that contains performance-based vesting provisions to certain employees at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. These shares were awarded under the Company’s 2005 Incentive Plan and 2001 Incentive Plan. All restrictions on the awards will lapse upon certain situations including death or disability of the employee and a change in control of the Company. Recipients of the restricted stock have the right to vote such shares and receive dividends, whereas the recipients of restricted stock units do not have these same benefits.

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

A summary of the status of the Company’s restricted stock awards as of July 2, 2006 and changes during the six months then ended are presented below:

Nonvested Restricted Stock Awards	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	330,669	$20.59
Granted	256,828	22.78
Vested	(3,334)	20.06
Forfeited	(38,000)	20.70

Nonvested at July 2, 2006	546,163	$21.62

The weighted-average grant-date fair values of restricted stock awards granted during the three and six months ended July 2, 2006 were $20.65 and $22.78, respectively. The weighted-average grant-date fair values of restricted stock awards granted during the three and six months ended July 3, 2005 were $18.23 and $20.88, respectively. The total compensation recognized related to the restricted stock awards, which is a function of current and prior year awards, was approximately $0.8 million and $1.4 million for the three and six months ended July 2, 2006. As of July 2, 2006, there were 546,163 shares of restricted stock awards outstanding subject to forfeiture.

As of July 2, 2006, there was $9.5 million of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.0 fiscal years. The fair value of restricted stock awards vested during the first six months of 2006 was $0.1 million. There were no restricted stock awards that vested during the first six months of 2005.

Unearned compensation is recorded in a contra-equity account and established at the date restricted stock is granted representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized. Under the provisions of SFAS No. 123(R), the recognition of unearned compensation at the date restricted stock is granted is no longer required. Therefore, in the first quarter of 2006, the $6.4 million of unrecognized restricted stock that had been in “Unearned compensation” in the Condensed Consolidated Balance Sheet as of January 1, 2006 was reversed to “Capital in excess of par value.”

Performance Units: The performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three-year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor for each individual ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period and are paid in cash. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. The Company granted 208,328 and 247,197 performance units in the first six months of 2006 and the first six months of 2005, respectively. The weighted-average grant-date fair values of performance units granted during the first six months of 2006 and the first six months of 2005 were $22.74 and $21.02, respectively. The total compensation related to these performance units, which is a function of current and prior year awards, was approximately $0.6 million and $1.1 million for the three and six months ended July 2, 2006, respectively. As of July 2, 2006, there were 546,995 performance units outstanding subject to forfeiture.

Employee Stock Purchase Plan: In April 1999, the Company’s stockholders approved the 1998 Employee Stock Purchase Plan, whereby participating employees had the right to purchase common stock at a price equal to 85% of the lower of the closing price on the first day or the last day of the six-month offering period. In April 2005, the Compensation and Benefits Committee of PerkinElmer’s Board of Directors voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation.

During the six months ended July 2, 2006, the Company issued 0.1 million shares under this plan at a weighted-average price of $19.85 per share. There remains available for sale to employees an aggregate of 1.8 million shares of the Company’s stock out of the 5.0 million shares authorized by shareholders.

Stock Repurchase Program: In the first six months of 2006, the Company repurchased in the open market 5.0 million shares of its common stock at an aggregate cost of $116.4 million, including commissions. Such shares repurchased have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. These repurchases were made pursuant to the Company’s stock repurchase program (the “Program”) which authorizes repurchases of up to an aggregate of 10.0 million shares of the Company’s common stock. Subsequent to the quarter ended July 2, 2006, the Company repurchased approximately 2.2 million shares of its common stock in the open market under the Program at an aggregate cost of approximately $41.3 million, including commissions, leaving the Company with remaining authorization under the Program to repurchase up to approximately 1.7 million shares in the future.

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

The changes in the carrying amount of goodwill for the period ended July 2, 2006 from January 1, 2006 are as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Balance, January 1, 2006	$982,260	$43,941	$1,026,201
Foreign currency translation	15,837	1,286	17,123
Acquisition and earn-out adjustments	21,894	1,324	23,218

Balance, July 2, 2006	$1,019,991	$46,551	$1,066,542

Intangible asset balances at July 2, 2006 and January 1, 2006 were as follows:

	July 2, 2006	January 1, 2006
	(In thousands)
Patents	$96,195	$90,955
Less: Accumulated amortization	(45,977)	(41,908)

Net patents	50,218	49,047

Licenses	57,124	51,529
Less: Accumulated amortization	(24,245)	(23,029)

Net licenses	32,879	28,500

Core technology	222,084	210,283
Less: Accumulated amortization	(80,939)	(71,575)

Net core technology	141,145	138,708

Net amortizable intangible assets	224,242	216,255
Non-amortizing intangible assets, primarily trademarks and trade names	159,164	159,164

Totals	$383,406	$375,419

(12) Warranty Reserves

The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the Condensed Consolidated Balance Sheets. A summary of warranty reserve activity for the three and six months ended July 2, 2006 and July 3, 2005 is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)		(In thousands)
Balance beginning of period	$9,410	$9,653	$9,207	$9,601
Provision	3,872	3,424	7,416	6,657
Charges	(3,554)	(3,488)	(6,967)	(6,590)
Other	155	(202)	227	(281)

Balance end of period	$9,883	$9,387	$9,883	$9,387

(13) Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and post-retirement plans in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” for the three and six months ended July 2, 2006 and July 3, 2005:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)
Service cost	$1,239	$1,637	$24	$34
Interest cost	5,506	5,727	63	125
Expected return on plan assets	(5,533)	(5,636)	(214)	(197)
Net amortization and deferral	1,518	1,161	(215)	(123)

Net periodic benefit cost (credit)	$2,730	$2,889	$(342)	$(161)

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)
Service cost	$2,610	$3,334	$48	$69
Interest cost	10,951	11,473	126	256
Expected return on plan assets	(11,034)	(11,311)	(428)	(355)
Net amortization and deferral	3,021	2,230	(430)	(235)

Net periodic benefit cost (credit)	$5,548	$5,726	$(684)	$(265)

(14) Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party

(“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $3.5 million as of July 2, 2006, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that the Company has breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. The Company subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. On July 17, 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, the Company believes, excludes certain of the Company’s products from the coverage of Enzo’s patents. Discovery is ongoing and the court has not set a date for trial.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against a subsidiary of the Company, alleging that the Company’s ViewLux™ and certain of its Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of the Company’s United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the Company’s same products infringe one corresponding Amersham patent in the United Kingdom, which was granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. The Company filed answers and counterclaims in both cases. On October 29, 2003, the Company filed a complaint, which was subsequently amended, against Amersham in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of the Company’s patents related to high-throughput screening (the “MA case”). The Company seeks injunctive and monetary relief. Amersham subsequently filed an answer and counterclaims. After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to the Company. Amersham’s appeal of the ruling in the UK case is scheduled to be heard in early 2007. On May 23, 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. The company has filed a motion asking the court to reconsider that decision. Discovery has not yet been completed in either the NJ or MA case, nor has a trial date been set in either case. Proceedings in the NJ and MA cases have been stayed while the parties pursue voluntary mediation efforts.

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

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for potential losses that it believes are probable and reasonably estimable. In the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at July 2, 2006, should not have a material adverse effect on the Company’s consolidated financial statements.

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

Overview

We are a leading provider of scientific instruments, consumables and services to the pharmaceutical, biomedical, academic research, environmental testing and general industrial markets, commonly referred to as the health sciences and photonics markets. We design, manufacture, market and service products and systems within two businesses, each constituting a separate reporting segment:

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

Significant Developments

Divestiture of Fluid Sciences Semiconductor Business. In February 2006, we sold substantially all of the assets of our Fluid Sciences Semiconductor business to an entity affiliated with Tara Capital, Inc. for approximately $26.5 million (subject to a net working capital adjustment) plus potential additional contingent consideration. We recognized a pre-tax gain of $3.7 million, exclusive of additional contingent consideration, in the first six months of 2006.

Acquisition of Agilix Corporation. In February 2006, we acquired certain assets of Agilix Corporation (“Agilix”) for approximately $8.7 million in cash plus potential additional contingent consideration, which we expect to be immaterial to the Company. Assets acquired primarily relate to Agilix’s core technology which centers around labeling technology using isobaric mass tags that allows for the simultaneous quantification of molecules, such as proteins, from multiple samples. Agilix’s operations are reported within the results of our Life and Analytical Sciences segment from the acquisition date. This acquisition did not have a material effect on our financial position, results of operations or cash flows.

Acquisition of Spectral Genomics, Inc. In April 2006, we acquired certain assets and liabilities of Spectral Genomics, Inc. (“Spectral”), a leader in molecular karyotyping technology used to evaluate chromosomal abnormalities. Consideration for the transaction was approximately $12.0 million in cash plus potential additional contingent consideration, which we expect to be immaterial to the Company. Spectral’s operations are reported within the results of our Life and Analytical Sciences segment from the acquisition date. This acquisition did not have a material effect on our financial position, results of operations or cash flows.

Acquisition of Clinical & Analytical Service Solutions Ltd. In June 2006, we acquired the stock of Clinical & Analytical Service Solutions Ltd. (“C&A”), a scientific equipment asset and managed maintenance company serving the pharmaceutical, biotechnology and healthcare markets. Consideration for the transaction was approximately $12.3 million in cash plus potential additional contingent consideration, which we expect to be immaterial to the Company. C&A’s operations are reported within the results of our Life and Analytical Sciences segment from the acquisition date. This acquisition did not have a material effect on our financial position, results of operations or cash flows.

Restructuring. During the second quarter of 2006, our management approved a plan to terminate employees in two locations in the U.S. as we shift resources into product lines that are more consistent with our growth strategy. The actions within the Q2 2006 Plan, described below, related to a workforce reduction resulting from reorganization activities within the Life and Analytical Sciences business. We completed notifying affected employees on June 30, 2006. As a result of this plan of termination, we recorded a pre-tax restructuring charge of $0.8 million during the second quarter of 2006 (the “Q2 2006 Plan”). Substantially all of this pre-tax restructuring charge will result in future cash expenditures which we expect will be paid by the end of 2006.

Acquisition of J.N. Macri Technologies LLC and NTD Laboratories, Inc. Subsequent to the quarter ended July 2, 2006, we acquired certain assets and liabilities of J.N. Macri Technologies LLC (“Macri”) and the stock of NTD Laboratories, Inc. (“NTD”). Macri holds and licenses global patents related to free beta Human Chorionic Gonadotropin (“free Beta hCG”). Free Beta hCG is a peptide hormone produced in the early stage of pregnancy that is widely recognized as an important biomarker for first-trimester prenatal risk assessment. NTD is a laboratory specializing in prenatal risk assessment and offers laboratory developed and validated testing under the brand name UltraScreen®, of which free Beta hCG is an important component. Aggregate consideration for these transactions was $56.65 million in cash, subject to a net working capital adjustment. Both the Macri and NTD operations will be reported within the results of our Life and Analytical Sciences segment from the acquisition date

Stock Repurchase Program. In the first six months of 2006, we repurchased in the open market 5.0 million shares of our common stock at an aggregate cost of $116.4 million, including commissions. Such shares repurchased have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. These repurchases were made pursuant to our stock repurchase program (the “Program”) which authorizes repurchases of up to an aggregate of 10.0 million shares of our common stock. Subsequent to the quarter ended July 2, 2006, we repurchased approximately 2.2 million shares of our common stock in the open market under the Program at an aggregate cost of approximately $41.3 million, including commissions, leaving us with remaining authorization under the Program to repurchase up to approximately 1.7 million shares in the future.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits, stock-based compensation, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, allowances for doubtful accounts, inventory valuation, value of long-lived assets, including intangibles, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the fiscal year ended January 1, 2006, filed with the Securities and Exchange Commission (the “2005 Form 10-K”).

Consolidated Results of Continuing Operations

Sales

Sales for the second quarter of 2006 were $377.0 million, versus $368.0 million for the second quarter of 2005, an increase of $9.0 million, or 2%. The effect of acquisitions increased our second quarter of 2006 sales by $1.6 million. Changes in foreign exchange rates had an immaterial impact on sales in the second quarter of 2006, as compared to the second quarter of 2005. This increase in sales reflects a $7.7 million, or 3%, increase in our Life and Analytical Sciences segment sales and an increase of $1.3 million, or 1%, in our Optoelectronics segment sales.

Sales for the six-month period ended July 2, 2006 were $732.5 million, versus $726.2 million for the six-month period ended July 3, 2005, an increase of $6.3 million, or 1%. The effect of acquisitions increased our sales for the six-month period ended July 2, 2006 by $3.0 million. Changes in foreign exchange rates, primarily the Euro, decreased sales by approximately $8.5 million in the six-month period ended July 2, 2006, as compared to the six-month period ended July 3, 2005. This increase in sales reflects a $4.8 million, or 1%, increase in our Life and Analytical Sciences segment sales, which includes an approximately $6.9 million decrease in sales attributable to unfavorable changes in foreign exchange rates compared to the six-month period ended July 3, 2005 as well as $2.4 million from acquisitions. Our Optoelectronics segment sales grew $1.4 million, or 1%, including an approximately $1.6 million decrease in sales attributable to unfavorable changes in foreign exchange rates compared to the six-month period ended July 3, 2005.

Cost of Sales

Cost of sales for the second quarter of 2006 was $225.4 million, versus $216.9 million for the second quarter of 2005, an increase of $8.5 million, or 4%. As a percentage of sales, cost of sales increased to 59.8% in the second quarter of 2006 from 58.9% in the second quarter of 2005, resulting in a decrease in gross margin of 90 basis points from 41.1% in the second quarter of 2005 to 40.2% in the second quarter of 2006. The decrease in gross margin percentage was primarily attributable to commodity costs, as well as slightly unfavorable product and geography mix. Cost of sales for the second quarter of 2006 included $0.3 million of stock option expense.

Cost of sales for the six-month period ended July 2, 2006 was $439.2 million, versus $426.8 million for the six-month period ended July 3, 2005, an increase of $12.4 million, or 3%. As a percentage of sales, cost of sales increased to 60.0% in the six-month period ended July 2, 2006 from 58.8% in the six-month period ended July 3, 2005, resulting in a decrease in gross margin of 120 basis points from 41.2% in the six-month period ended July 3, 2005, to 40.0% in the six-month period ended July 2, 2006. The decrease in gross margin percentage was attributable to capacity issues and a shift in customer mix within the amorphous silicon business, commodity costs, as well as slightly unfavorable product and geography mix. Cost of sales for the six-month period ended July 2, 2006 included $0.3 million of stock option expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2006 were unchanged at $92.7 million from the second quarter of 2005. As a percentage of sales, selling, general and administrative expenses decreased 60 basis points from 25.2% in the second quarter of 2005 to 24.6% in the second quarter of 2006. The decrease as a percentage of sales of 60 basis points in the second quarter of 2006, as compared to the second quarter of 2005, was primarily the result of increased fixed cost leverage and cost controls offset in part by increased investment in business development activities and an increase in the number of sales employees in both emerging markets and higher growth product lines. Selling, general and administrative expenses for the second quarter of 2006 included $1.6 million of stock option expense.

Selling, general and administrative expenses for the six-month period ended July 2, 2006 were $182.5 million versus $189.5 million for the six-month period ended July 3, 2005, a decrease of $7.0 million, or 4%. As a percentage of sales, selling, general and administrative expenses decreased 120 basis points from 26.1% in the six-month period ended July 3, 2005 to 24.9% in the six-month period ended July 2, 2006. The decrease as a percentage of sales of 120 basis points in the six-month period ended July 2, 2006, as compared to the six-month period ended July 3, 2005, was the result of increased fixed cost leverage and cost controls offset in part by increased investment in business development activities and an increase in the number of sales employees in both emerging markets and higher growth product lines. Selling, general and administrative expenses for the six-moth period ended July 2, 2006 included $3.1 million of stock option expense.

Research and Development Expenses

Research and development expenses for the second quarter of 2006 were $25.0 million versus $22.1 million for the second quarter of 2005, an increase of $3.0 million, or 13%. As a percentage of sales, research and development expenses increased 60 basis points from 6.0% in the second quarter of 2005 to 6.6% in the second quarter of 2006. We expect our research and development efforts to increase and continue to emphasize the health sciences end markets in order to help accelerate our growth initiative. Research and development expenses for the second quarter of 2006 included $0.2 million of stock option expense.

Research and development expenses for the six-month period ended July 2, 2006 were $47.9 million versus $44.7 million for the six-month period ended July 3, 2005, an increase of $3.2 million, or 7%. As a percentage of sales, research and development expenses increased to 6.5% in the six-month period ended July 2, 2006, from 6.2% in the six-month period ended July 3, 2005. Research and development expenses for the six-month period ended July 2, 2006 included $0.4 million of stock option expense.

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

On June 28, 2006, our management approved a plan to terminate employees in two locations in the U.S. as we shift resources into product lines that are more consistent with our growth strategy. We completed notifying affected employees on June 30, 2006. As a result of this plan of termination, we recorded a pre-tax restructuring charge of $0.8 million during the second quarter of 2006 (the “Q2 2006 Plan”). The actions within the Q2 2006 Plan related to a workforce reduction resulting from reorganization activities within the Life and Analytical Sciences business.

In addition, during the second quarter of 2006, we recorded a pre-tax restructuring charge of $0.4 million relating to our restructuring plan in the fourth quarter of 2005 (the “Q4 2005 Plan”) due to higher than expected costs associated with the termination of employees in Europe within our Life and Analytical Sciences segment. We also recorded a pre-tax restructuring reversal of $1.4 million relating to our Q4 2005 restructuring plan due to the completion in June 2006 of the sale of a building previously reserved for in the Q4 2005 Plan. The amount of the proceeds from this sale in excess of the current book value of the property was recorded as a restructuring reversal within our Optoelectronics segment. A description of each of the restructuring plans and the activity recorded for the six month period ended July 2, 2006 is as follows:

Q2 2006 Plan

During the second quarter of 2006, we recognized a $0.8 million restructuring charge in the Life and Analytical Sciences segment. The purpose of this restructuring action was to shift resources into product lines that were more consistent with our growth strategy. The actions in the Q2 2006 Plan were headcount reductions resulting from reorganization activities.

The following table summarizes the components of the Q2 2006 Plan activity for the six months ended July 2, 2006:

	Headcount	Severance
		(Dollars in thousands)
Balance at January 1, 2006	—	$—
Provision	23	755
Amounts paid	(22)	(24)

Balance at July 2, 2006	1	$731

All actions related to the Q2 2006 Plan were completed by the end of the second quarter of 2006, and we anticipate that all payments will be completed by the end of 2006.

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

In addition, during the second quarter of 2006, we recorded a pre-tax restructuring charge of $0.4 million relating to our Q4 2005 restructuring plan due to higher than expected costs associated with the termination of employees in Europe within our Life and Analytical Sciences segment. We also recorded a pre-tax restructuring reversal of $1.4 million relating to our Q4 2005 restructuring plan due to the completion in June 2006 of the sale of a building previously reserved for in the Q4 2005 Plan. The amount of the proceeds from this sale in excess of the current book value of the property was recorded as a restructuring reversal within our Optoelectronics segment.

The following table summarizes the components of the Q4 2005 Plan activity for the six months ended July 2, 2006:

	Headcount	Severance	Abandonment of Excess Facilities	Total
	(Dollars in thousands)
Balance at January 1, 2006	24	$1,792	$354	$2,146
Change in estimate	—	354	—	354
Amounts paid	(16)	(981)	(34)	(1,015)

Balance at July 2, 2006	8	$1,165	$320	$1,485

All actions related to the Q4 2005 Plan have been completed and we anticipate that all payments will be completed by the end of 2006.

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

The following table summarizes the components of the Q2 2005 Plan activity for the six months ended July 2, 2006:

Severance
(In thousands)
Balance at January 1, 2006	$2,338
Amounts paid	(1,261)

Balance at July 2, 2006	$1,077

All actions related to the Q2 2005 Plan have been completed and we anticipate that payments will be completed by the end of 2006.

2001 to 2003 Restructuring and Integration Plans

We have approximately $6.5 million of remaining liabilities associated with 2001 to 2003 restructuring and integration plans, primarily relating to remaining lease obligations of closed facilities. The remaining terms of these leases vary in length but all will be completed by 2014.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)		(In thousands)
Interest Income	$(2,363)	$(620)	$(5,735)	$(1,289)
Interest Expense	2,232	7,500	4,537	15,576
Extinguishment of Debt	—	6,210	—	6,210
Gains on Dispositions of Investments, net	(667)	(5,444)	(933)	(5,444)
Other	2,612	(201)	3,772	451

	$1,814	$7,445	$1,641	$15,504

Interest and other expense, net for the three months ended July 2, 2006 was $1.8 million, versus $7.4 million for the three months ended July 3, 2005, a decrease of $5.6 million or 76%. The decrease in interest and other expense, net in the second quarter of 2006 as compared to the second quarter of 2005 was primarily due to the overall reduction in outstanding debt, and the increase in outstanding cash balances. Interest expense decreased $5.3 million primarily due to the $300.0 million of principal payments made on our senior subordinated 8 7/8% notes which we repurchased through a tender offer in the fourth quarter of 2005. These debt reductions in 2005 were partially offset by $199.0 million in new debt outstanding as of July 2, 2006 against our new senior unsecured credit facility, which we entered into on October 31, 2005. In addition, interest income increased $1.7 million due to higher cash balances and higher investment rates. We also recognized a gain on sale of investments of $0.7 million associated with the liquidation of an investment. Other expenses consisted primarily of expense related to foreign currency translation, and deal costs for unconsummated deals. For the six months ended July 2, 2006, interest and other expense, net was $1.6 million versus $15.5 million for the comparable period in 2005, a decrease of $13.9 million, or 89%. The decrease primarily relates to the lower average outstanding balances on the senior subordinated 8 7/8% Notes which we repurchased through a tender offer in the fourth quarter of 2005. A discussion of our liquidity and our prospective borrowing costs is set forth below under the heading “Liquidity and Capital Resources.”

Subsequent to the quarter ended July 2, 2006, we received $2.9 million related to the liquidation of an investment, which will be recognized as a gain on sale of investments during the third quarter of 2006.

Provision/Benefit for Income Taxes

The second quarter 2006 provision for income taxes was $7.6 million, versus a benefit of $16.3 million for the second quarter of 2005. The provision for income taxes was $14.7 million for the six-month period ended July 2, 2006, compared to a benefit from income taxes of $11.3 million for the six-month period ended July 3, 2005.

During the second quarter of 2006 and the second quarter of 2005, our continuing operations tax provisions were reduced, in aggregate, by discrete items totaling approximately $0.7 million and $19.9 million, respectively.

The reported provision for income taxes for the second quarter of 2006 was reduced by a benefit from the settlement of income tax audits of $0.7 million, resulting in a provision before the effect of discrete items of $8.3 million. The reported provision for income taxes for the six months ended July 2, 2006 was reduced by a benefit from the settlement of income tax audits of $0.7 million, resulting in a provision before the effect of discrete items of $15.4 million. The reported benefit from income taxes for the second quarter of 2005 was reduced by discrete items of $19.9 million including a benefit from the settlement of income tax audits of $26.5 million partially offset by a provision of $6.6 million for the U.S. tax cost on $225.0 million of earnings to be repatriated in accordance with the Homeland Investment provisions of the American Jobs Creation Act of 2004 (“HIA”), and IRS clarification of the U.S. tax calculation related to repatriated earnings. The 2005 second quarter tax provision before the effect of discrete items was $3.6 million. The reported benefit from income taxes for the six months ended July 3, 2005 was affected by a benefit from the settlement of income tax audits of $26.5 million and the provision for HIA repatriated earnings of $6.6 million, resulting in a provision before the effect of discrete items of $8.6 million.

Without the impact of these second quarter discrete items, our continuing operations effective tax rate for the second quarter of 2006 and six months ended July 2, 2006 was 24.5%. The comparable effective tax rates for the second quarter of 2005 and six months ended July 3, 2005 were 25.1% and 24.7%, respectively.

The lower continuing operations effective tax rate before discrete items for the first half of 2006 is due mainly to our geographic pattern of earnings.

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

Discontinued Operations

As part of our continued efforts to focus on higher growth opportunities, we have discontinued certain businesses and accounted for them as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations and related cash flows have been presented as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying balance sheets as of July 2, 2006 and January 1, 2006.

In September 2005, our Board of Directors approved a plan to divest our Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In November 2005, we sold the Fluid Testing division to Caleb Brett USA Inc. for approximately $34.5 million, resulting in a net pre-tax gain of $30.3 million. In December 2005, we sold the Aerospace division to Eaton Corporation for approximately $333.0 million, resulting in a net pre-tax gain of $250.6 million. These gains were recognized during fiscal 2005 as gains on the disposition of discontinued operations. We received total cash proceeds in these transactions of approximately $361.1 million. During the first six months of 2006, we finalized the net working capital adjustments associated with the sales of these businesses and settled a claim related to an employee benefit program, resulting in the recognition of losses of $1.3 million and $0.2 million relative to the Aerospace business and the Fluid Testing business, respectively. On February 27, 2006, we sold substantially all of the assets of our Semiconductor business for approximately $26.5 million (subject to a net working capital adjustment) plus potential additional contingent consideration. The pre-tax gain of $3.7 million, exclusive of additional contingent consideration, was recognized in the first six months of 2006.

In June 2005, our Board of Directors approved a plan to shut down our Fiber Optics Test Equipment business. In December 2005, our Board of Directors approved a plan to sell our Lithography business. The results of these businesses were previously reported as part of the Optoelectronics reporting segment. The completion of the shut-down of the Fiber Optics Test Equipment business resulted in a pre-tax loss of $5.2 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value. We recognized the net loss during fiscal 2005.

During 2006 and 2005, we settled various claims under certain long-term contracts and transition services with our Technical Services business, which was sold in August of 1999.

The table below summarizes the gains and losses on dispositions of discontinued operations, as discussed above:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)		(In thousands)
Gain on Semiconductor business	$277	$—	$3,750	$—
Loss on Aerospace business	(618)	—	(1,277)	—
Loss on Fluid Testing business	—	—	(234)	—
Loss on Lithography business	(245)	—	(402)	—
Gain on contract settlements associated with the Technical Services business	—	400	386	400
Loss on Fiber Optics Test Equipment business	—	(5,151)	—	(5,151)
Net (loss) gain on dispositions of other discontinued operations	(263)	169	(280)	292

Net (loss) gain on dispositions of discontinued operations before income taxes	(849)	(4,582)	1,943	(4,459)
Provision for income taxes	404	220	1,156	266

(Loss) gain on dispositions of discontinued operations, net of income taxes	$(1,253)	$(4,802)	$787	$(4,725)

Summary operating results of the discontinued operations of the Fluid Sciences segment, and the Fiber Optics Test Equipment and Lithography businesses for the periods prior to disposition were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)		(In thousands)
Sales	$—	$57,827	$8,705	$115,906
Costs and expenses	945	52,262	9,707	103,425

Operating (loss) income from discontinued operations	(945)	5,565	(1,002)	12,481
Other (income) expenses, net	(163)	439	396	654

Operating (loss) income from discontinued operations before income taxes	(782)	5,126	(1,398)	11,827
(Benefit from) provision for income taxes	(200)	1,988	(373)	4,539

(Loss) income from discontinued operations, net of taxes	$(582)	$3,138	$(1,025)	$7,288

Contingencies

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $3.5 million as of July 2, 2006, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations or cash flows.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. On July 17, 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Discovery is ongoing and the court has not set a date for trial.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against our subsidiary, alleging that our ViewLux™ and certain of its Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of our United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that our same products infringe one corresponding Amersham patent in the United Kingdom, which was granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. We filed answers and counterclaims in both cases. On October 29, 2003, we filed a complaint, which was subsequently amended, against Amersham in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of our patents related to high-throughput screening (the “MA case”). We seek injunctive and monetary relief. Amersham subsequently filed an answer and counterclaims. After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to us. Amersham’s appeal of the ruling in the UK case is scheduled to be heard in early 2007. On May 23, 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. We have filed a motion asking the court to reconsider that decision. Discovery has not yet been completed in either the NJ or MA case, nor has a trial date been set in either case. Proceedings in the NJ and MA cases have been stayed while the parties pursue voluntary mediation efforts.

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

During 2005, the Internal Revenue Service concluded its audit of federal income taxes for the years 1999 through 2002. We have agreed to the conclusions of the Internal Revenue Service in all matters with the exception of one, and have filed a single issue protest with the Appeals Division of the Internal Revenue Service, and expect to resolve the matter in 2006. Regardless of the outcome of this matter, we do not expect the final resolution to significantly impact our financial position, results of operations or cash flows in 2006.

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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We have established accruals for potential losses that we believe are probable and reasonably estimable. In the opinion of our management, based on our review of the information available at this time, the total cost of resolving these other contingencies at July 2, 2006, should not have a material adverse effect on our consolidated financial statements.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

Sales for the second quarter of 2006 were $278.5 million, versus $270.8 million for the second quarter of 2005, an increase of $7.7 million, or 3%. Changes in foreign exchange rates accounted for an increase in sales of

$0.9 million in the second quarter of 2006, as compared to the second quarter of 2005. Acquisitions increased sales in our second quarter of 2006 by $1.6 million, as compared to the second quarter of 2005. The analysis in the remainder of this paragraph compares selected sales by market and product type for the second quarter of 2006, as compared to the second quarter of 2005, and includes the effect of foreign exchange rate fluctuations and acquisitions. Our OneSource™ laboratory service sales increased by $5.1 million, sales to genetic screening customers increased $3.5 million, and sales to environmental and chemical analysis customers increased $2.0 million. These increases were offset by decreases in sales to biopharmaceutical customers of $2.9 million. Sales by type of product included increases in service of $5.1 million and instruments of $4.8 million offset by decreases in consumables of $2.2 million.

Sales for the six-month period ended July 2, 2006 were $540.4 million, versus $535.6 million for the six-month period ended July 3, 2005, an increase of $4.8 million, or 1%. The effect of acquisitions increased our sales for the six-month period ended July 2, 2006 by $2.4 million, as compared to the six-month period ended July 3, 2005. Changes in foreign exchange rates, primarily the Euro, decreased sales by approximately $6.9 million in the six-month period ended July 2, 2006, as compared to the six-month period ended July 3, 2005. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the six-month period ended July 2, 2006, as compared to the six-month period ended July 3, 2005, and includes the effect of foreign exchange rate fluctuations and acquisitions. Our OneSource™ laboratory service sales increased by $8.1 million, sales to genetic screening customers increased by $6.4 million, and sales to environmental and chemical analysis customers increased by $3.8 million, while sales to biopharmaceutical customers decreased by $13.5 million. Sales by type of product included increases in sales of instruments of $2.4 million and service of $8.1 million offset by decreases in consumables of $5.7 million.

Operating profit for the second quarter of 2006 was $25.3 million, versus $15.7 million for the second quarter of 2005, an increase of $9.6 million, or 62%. The increase in operating profit in the second quarter of 2006 as compared to the second quarter of 2005 was primarily the result of a decrease in restructuring charges from $11.0 million in the second quarter of 2005 to $1.1 million in the second quarter of 2006. The second quarter of 2006 includes stock option expense of $0.7 million. Amortization of intangible assets was $7.1 million for the second quarter of 2006 and $6.5 million for the second quarter of 2005.

Operating profit for the six-month period ended July 2, 2006 was $49.1 million, versus $37.6 million for the six-month period ended July 3, 2005, an increase of $11.5 million, or 30%. The increase in operating profit in the six-month period ended July 2, 2006 as compared to the six-month period ended July 3, 2005 was primarily the result of a decrease in restructuring charges from $11.0 million in 2005 to $1.1 million in 2006. The six-month period ended July 2, 2006 includes stock option expense of $1.4 million. Amortization of intangible assets was $13.9 million for the six-month period ended July 2, 2006 and $13.1 million for the six-month period ended July 3, 2005.

Optoelectronics

Sales for the second quarter of 2006 were $98.5 million, versus $97.2 million for the first quarter of 2005, an increase of $1.3 million, or 1%. Changes in foreign exchange rates had an immaterial impact on sales in the second quarter of 2006, as compared to the second quarter of 2005. The analysis in the remainder of this paragraph compares selected sales by product type for the second quarter of 2006, as compared to the second quarter of 2005, and includes the effect of foreign exchange fluctuations and acquisitions. Sales of our digital imaging products increased by $3.5 million, while sales within our sensors and specialty lighting product lines decreased $2.2 million.

Sales for the six-month period ended July 2, 2006 were $192.1 million, versus $190.6 million for the six-month period ended July 3, 2005, an increase of $1.4 million, or 1%. The effect of acquisitions increased our sales for the six-month period ended July 2, 2006 by $0.6 million, as compared to the six-month period ended July 3, 2005. Changes in foreign exchange rates decreased sales by approximately $1.6 million in the six-month period ended July 2, 2006, as compared to the six-month period ended July 3, 2005. The analysis in the remainder of this paragraph compares selected sales by product type for the six-month period ended July 2, 2006, as compared to the six-month period ended July 3, 2005, and includes the effect of foreign exchange fluctuations and acquisitions. Sales of our digital imaging products increased by $5.2 million, while sales within our sensors and specialty lighting product lines decreased $3.8 million.

Operating profit for the second quarter of 2006 was $17.4 million, versus $12.9 million for the second quarter of 2005, an increase of $4.5 million, or 35%. The increase in operating profit in the second quarter of 2006, as compared to the second quarter of 2005, was primarily the result of a $1.4 million restructuring credit in the second quarter of 2006 as compared to a $3.2 million restructuring charge in the second quarter of 2005. The operating profit for the second quarter of 2006 includes stock option expense of $0.4 million. Amortization of intangible assets was $0.6 million for the second quarter of 2006 and $0.4 million for the second quarter of 2005. The second quarter of 2005 also included a $0.2 million charge for in-process research and development related to the acquisition of Elcos AG, a leading European designer and manufacturer of custom light emitting diodes, or LED, solutions for biomedical and industrial applications.

Operating profit for the six-month period ended July 2, 2006 was $30.1 million, versus $26.4 million for the six-month period ended July 3, 2005, an increase of $3.7 million, or 14%. The increase in operating profit in the six-month period ended July 2, 2006, as compared to the six-month period ended July 3, 2005, was primarily the result of a $1.4 million restructuring credit in the second quarter of 2006 as compared to the $3.2 million restructuring charge in the second quarter of 2005 offset by a decrease in operating profit due to capacity issues and a shift in customer mix within the amorphous silicon business. The six-month period ended July 2, 2006 includes stock option expense of $0.7 million. Amortization of intangible assets was $1.3 million and $1.2 million for the six-month periods ended July 2, 2006 and July 3, 2005, respectively. The six-month period ended July 3, 2005, also included a $0.2 million charge for in-process research and development related to the Elcos acquisition.

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

Principal factors that could affect the availability of our internally generated funds include:

•	deterioration of sales due to weakness in markets in which we sell our products and services and

•	changes in our working capital requirements.

Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in the financial instruments controlling our borrowings that limit our total borrowing capacity,

•	increases in interest rates applicable to our outstanding variable rate debt,

•	a ratings downgrade that would limit our ability to borrow under our accounts receivable facility and our overall access to the corporate debt market,

•	volatility in the markets for corporate debt,

•	a decrease in the market price for our common stock, and

•	volatility in the public equity markets.

In October 2005 our Board of Directors reaffirmed our authority to repurchase up to 10.0 million shares of our common stock from time to time on the open market or in privately negotiated transactions until October 21, 2008, unless this authorization is terminated earlier by our Board of Directors. The timing and amount of any shares repurchased will be determined based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our stock plans and for other corporate programs. We may repurchase up to approximately 1.7 million shares of our common stock under this program in the future. If we continue to repurchase shares, the repurchase program will be funded using our existing financial resources, including cash and cash equivalents. At July 2, 2006, we had cash and cash equivalents of approximately $323.8 million.

Cash Flows

Operating Activities. Net cash generated by continuing operations operating activities was $16.4 million for the six months ended July 2, 2006, compared to net cash generated by continuing operations operating activities of $90.9 million for the six months ended July 3, 2005. Principal contributors to the generation of cash from operating activities during the six months ended July 2, 2006 were net income from continuing operations of $48.3 million and depreciation and amortization of $33.4 million. These amounts were offset in part by taxes paid on divestitures of $59.2 million in the first six months of 2006. The net contribution from working capital was flat for the six months ended July 2, 2006, with an increase in inventory of $6.5 million and a decrease in accounts payable of $21.3 million, offset in part by a decrease in accounts receivable of $27.8 million. Strong performance in accounts receivable collections in the Life and Analytical Sciences segment was partially offset by increased accounts payable disbursements in both the Life and Analytical Sciences and Optoelectronics segments. There was no incremental use of our accounts receivable securitization facility during the first six months of 2006, which totaled $45.0 million at both July 2, 2006 and January 1, 2006. Net cash used for changes in accrued expenses, restructuring, other assets and liabilities and other items totaled $6.2 million during the first six months of 2006, and primarily relates to timing of salary and benefit related payments.

Investing Activities. Net cash used in continuing operations investing activities was $30.8 million in the six months ended July 2, 2006, compared to $9.9 million of cash used in the six months ended July 3, 2005. Included in the first six months of 2006 was $25.0 million of net proceeds received from the sale of our semiconductor business and $0.9 million of net proceeds for the sale of an investment. This was offset by approximately $8.7 million, $12.0 million and $12.3 million of net cash used for the purchase of Agilix, Spectral and C&A, respectively. In addition, $11.7 million of business development transaction costs, earn-out payments and other costs were incurred in connection with these and previous transactions. Capital expenditures in the six months ended July 2, 2006 were $21.4 million, mainly in the areas of tooling and other capital equipment purchases and facility improvements. These cash outflows were partially offset by $7.1 million received from the sale of property, plant and equipment and $2.3 million from the settlement of life insurance policies.

Financing Activities. Net cash used in continuing operations financing activities was $171.5 million in the six months ended July 2, 2006, compared to $119.2 million in the six months ended July 3, 2005, an increase of $52.3 million, or 44%. In the six months ended July 2, 2006, we repurchased in the open market 5.0 million shares of our common stock at a total cost of $116.4 million. Debt reductions during the first six months of 2006 totaled $56.6 million, compared to reductions in the first six months of 2005 of $34.1 million. These uses of cash were offset by proceeds from common stock option exercises of $17.1 million and the related tax benefit of $3.6 million. In addition, we paid $18.0 million in dividends in the first six months of 2006.

Borrowing Arrangements

Senior Unsecured Credit Facility. On October 31, 2005, we entered into a $350.0 million five-year senior unsecured revolving credit facility. Letters of credit in the aggregate amount of approximately $15.0 million, originally issued under our previous credit agreement, are treated as issued under this agreement. We use the senior unsecured credit facility for general corporate purposes which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The Eurocurrency margin as of July 2, 2006 was 60 basis points. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the senior unsecured credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. As of July 2, 2006, there were approximately $199.0 million of borrowings under the facility.

Our senior unsecured credit facility contains covenants that require us to maintain specific financial ratios, including:

•	A minimum interest coverage ratio, and

•	A maximum total leverage ratio.

We were in compliance with all covenants as of July 2, 2006.

Off-Balance Sheet Arrangements

Receivables Securitization Facility

We have established a wholly owned consolidated subsidiary to purchase, on a revolving basis, certain of our accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. This facility, which is currently scheduled to expire in January 2007, provides for total funding capacity of $65.0 million to expand our sources of liquidity. Amounts funded under this facility were $45.0 million at both July 2, 2006 and January 1, 2006. As of July 2, 2006, we had approximately $20.0 million of capacity available under the facility. The facility had an effective interest rate of LIBOR plus approximately 40 basis points as of July 2, 2006. The facility includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. In January 2006, we entered into an agreement to extend the term of our accounts receivable securitization facility to January 26, 2007.

Dividends

Our Board of Directors declared regular quarterly cash dividends of seven cents per share in the first two quarters of 2006 and in each quarter of 2005.

Effects of Recently Adopted Accounting Pronouncements

Effective January 2, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires compensation costs related to stock-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Prior to the beginning of 2006, we applied the intrinsic value based method prescribed in APB Opinion No. 25, as permitted by SFAS No. 123, in accounting for employee stock-based compensation. We generally did not recognize compensation expense in connection with the grant of stock options because all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In transitioning from APB 25 to SFAS No. 123(R), we have applied the modified prospective method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in periods after adoption includes (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 2,

2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), less estimated forfeitures.

The total stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units and performance units was $3.5 million and $6.3 million for the three and six months ended July 2, 2006, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation was $1.2 million and $2.1 million for the three and six months ended July 2, 2006, respectively. At July 2, 2006, total unrecognized stock-based compensation expense, expected to be recognized over a weighted average period of 2.0 fiscal years, amounted to $15.2 million. Total unrecognized stock-based compensation expense will be adjusted for any future changes in estimated forfeitures, if any.

Prior to the adoption of SFAS No. 123(R), we presented all excess tax benefits related to stock compensation as cash flows from operating activities in our statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from these tax benefits to be classified as cash flows from financing activities. In the first six months of fiscal 2006, the tax benefit from the exercise of stock options was $3.6 million, which was classified as cash flows from financing activities.

Effects of Recently Issued Accounting Pronouncements

In July 2006, Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements of an entity in accordance with SFAS No. 109, “Accounting for Income Taxes.” The new interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt the interpretation in the first quarter of fiscal year 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on our consolidated financial statements.

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

Foreign Exchange Risk. The potential change in foreign currency exchange rates offers a substantial risk to us, as approximately 60% of our business is conducted outside of the U.S., generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. Principal hedged currencies include the British Pound, Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $175.0 million at July 2, 2006 and $214.3 million on July 3, 2005. For the six months ended July 2, 2006, we did not engage in any cash flow hedges. Additionally, we are able to partially mitigate the impact that fluctuations in currencies have on our net income as a result of our manufacturing facilities located in countries outside the U.S., material sourcing and other spending which occur in countries outside the U.S. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact business, generally sales and net income will be positively but not proportionately impacted.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended July 2, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of our quarter ended July 2, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively “Enzo”) filed a complaint in federal court in New York against us, one of our subsidiaries and several other companies, which is described in more detail in Note 14 to our condensed consolidated financial statements in this quarterly report. On July 17, 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Discovery is ongoing and the court has not set a date for trial.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint in federal court in New Jersey against one of our subsidiaries, alleging that certain of our subsidiary’s products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On October 29, 2003, we filed a complaint against Amersham in federal court in Massachusetts, alleging that certain of Amersham’s products infringe two of our patents related to high-throughput screening (the “MA case”). On August 18, 2004, Amersham plc filed a complaint in the Patent Court of the English High Court of Justice against two of our United Kingdom-based subsidiaries, alleging that certain of our products infringe one corresponding Amersham United Kingdom patent granted in August 2004 (the “UK case”). These cases are described in more detail in Note 14 to our condensed consolidated financial statements in this quarterly report. After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to us. Amersham’s appeal of the ruling in the UK case is scheduled to be heard in early 2007. On May 23, 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. We have filed a motion asking the court to reconsider that decision. Discovery has not yet been completed in either the NJ or MA case, nor has a trial date been set in either case. Proceedings in the NJ and MA cases have been stayed while the parties pursue voluntary mediation efforts.

We believe we have meritorious defenses to these lawsuits and the other proceedings described in Note 14, and are contesting the actions vigorously. We are currently unable, however, to reasonably estimate the amount of the loss, if any, that may result from the resolution of these matters or to determine whether resolution of any of these matters will have a material adverse impact on our consolidated financial statements.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We have established accruals for potential losses that we believe are probable and reasonably estimable. In the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at July 2, 2006 should not have a material adverse effect on our consolidated financial statements.

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

We have in the past, and may in the future, supplement our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisitions of Agilix Corporation in February 2006, Spectral Genomics, Inc. in April 2006, Clinical & Analytical Service Solutions Ltd. in June 2006 and J.N. Macri Technologies LLC and NTD Laboratories, Inc. in July 2006. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

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

Given the nature of the markets in which we participate, we cannot reliably predict future sales and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or to make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. Thus, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the quarter ended July 2, 2006. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

As of July 2, 2006, our total assets included $1.4 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible.

Adverse changes in our business or the failure to grow our Life and Analytical Sciences business may result in impairment of our intangible assets which could adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On October 21, 2005 our Board of Directors reaffirmed our authority to repurchase up to 10,000,000 shares of our common stock, which we publicly disclosed on November 14, 2005 (the “Program”). This Program will expire on October 21, 2008, unless it is earlier terminated by our Board of Directors. During the fourth quarter of 2005, we repurchased 1,096,000 shares of our common stock in the open market under the Program at an aggregate cost of $24.4 million, including commissions. During the first quarter of 2006, we purchased 5,000,000 shares of our common stock in the open market under the Program at an aggregate cost of $116.4 million, including commissions. We did not purchase any shares of our common stock in the second quarter of 2006. Subsequent to the quarter ended July 2, 2006, we repurchased approximately 2.2 million shares of our common stock in the open market under the Program at an aggregate cost of approximately $41.3 million, including commissions, leaving us with remaining authorization under the Program to repurchase up to approximately 1.7 million shares in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

Information regarding matters submitted to a vote of security holders during the quarter ended July 2, 2006 is set forth under the heading “Item 4. Submission of Matters to a Vote of Security Holders” in our quarterly report on Form 10-Q for the quarter ended April 2, 2006.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 11, 2006

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