Form 10-Q
period 2006-10-01
PERKINELMER INC
filed 2006-11-13
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 6, 2006, there were outstanding 122,969,013 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands, except per share data)		(In thousands, except per share data)
Sales	$386,917	$359,982	$1,119,372	$1,086,173
Cost of sales	230,976	209,700	670,155	636,479
Selling, general and administrative expenses	94,664	87,900	277,172	277,437
Research and development expenses	24,762	21,676	72,640	66,349
Restructuring and integration (reversals) charges, net	—	—	(290)	14,245
Gains on dispositions, net	—	(461)	(1,505)	(64)
In-process research and development charge	—	—	—	194

Operating income from continuing operations	36,515	41,167	101,200	91,533
Interest expense (income), net	233	6,397	(965)	20,684
Extinguishment of debt	—	—	—	6,210
(Gains) losses on dispositions of investments and other, net	(456)	(349)	2,383	(5,342)

Interest and other (income) expense, net	(223)	6,048	1,418	21,552

Income from continuing operations before income taxes	36,738	35,119	99,782	69,981
Provision for (benefit from) income taxes	7,823	8,650	22,527	(2,652)

Income from continuing operations	28,915	26,469	77,255	72,633
Income (loss) from discontinued operations, net of income taxes	—	5,176	(1,025)	12,464
Gain (loss) on disposition of discontinued operations, net of income taxes	838	188	1,625	(4,537)

Net income	$29,753	$31,833	$77,855	$80,560

Basic earnings (loss) per share:
Continuing operations	$0.23	$0.20	$0.61	$0.56
Income (loss) from discontinued operations, net of income taxes	—	0.04	(0.01)	0.10
Gain (loss) on disposition of discontinued operations, net of income taxes	0.01	—	0.01	(0.04)

Net income	$0.24	$0.25	$0.62	$0.62

Diluted earnings (loss) per share:
Continuing operations	$0.23	$0.20	$0.61	$0.55
Income (loss) from discontinued operations, net of income taxes	—	0.04	(0.01)	0.10
Gain (loss) on disposition of discontinued operations, net of income taxes	0.01	—	0.01	(0.03)

Net income	$0.24	$0.24	$0.61	$0.62

Weighted average shares of common stock outstanding:
Basic	124,277	129,543	126,105	129,135
Diluted	125,171	131,291	127,429	131,021
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 1, 2006	January 1, 2006
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$207,074	$502,264
Accounts receivable, net	253,189	250,844
Inventories	182,124	163,150
Other current assets	72,745	71,189
Current assets of discontinued operations	1,090	11,442

Total current assets	716,222	998,889

Property, plant and equipment:
At cost	517,611	484,453
Accumulated depreciation	(336,026)	(307,084)

Property, plant and equipment, net	181,585	177,369
Marketable securities and investments	7,531	9,222
Intangible assets, net	412,017	375,419
Goodwill	1,102,232	1,026,201
Other assets	80,028	90,156
Long-term assets of discontinued operations	1,654	16,205

Total assets	$2,501,269	$2,693,461

Current liabilities:
Short-term debt	$1,142	$1,131
Accounts payable	142,644	146,971
Accrued restructuring costs and integration costs	8,607	11,242
Accrued expenses	278,969	324,954
Current liabilities of discontinued operations	909	10,241

Total current liabilities	432,271	494,539

Long-term debt	201,133	243,282
Long-term liabilities	311,218	303,687
Long-term liabilities of discontinued operations	—	1,440

Total liabilities	944,622	1,042,948

Commitments and contingencies
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 122,919,000 and 130,109,000 at October 1, 2006 and January 1, 2006, respectively	122,919	130,109
Capital in excess of par value	400,006	556,728
Unearned compensation	—	(6,372)
Retained earnings	1,007,088	964,690
Accumulated other comprehensive income	26,634	5,358

Total stockholders’ equity	1,556,647	1,650,513

Total liabilities and stockholders’ equity	$2,501,269	$2,693,461

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 1, 2006	October 2, 2005
	(In thousands)
Operating activities:
Net income	$77,855	$80,560
Loss (income) from discontinued operations, net of income taxes	1,025	(12,464)
(Gain) loss on disposition of discontinued operations, net of income taxes	(1,625)	4,537

Net income from continuing operations	77,255	72,633
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	10,629	5,627
Restructuring and integration (reversals) charges, net	(290)	14,245
Amortization of debt discount and issuance costs	218	8,506
Depreciation and amortization	50,937	51,117
Resolution of prior year tax contingencies	55	(27,772)
Gains on dispositions, net	(3,418)	(5,908)
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable	12,972	(2,658)
Inventories	(13,264)	(2,186)
Accounts payable	(9,976)	2,810
Taxes paid on divestitures	(59,996)	—
Accrued expenses and other	(21,907)	(6,547)

Net cash provided by operating activities from continuing operations	43,215	109,867
Net cash (used in) provided by discontinued operations	(862)	13,651

Net cash provided by operating activities	42,353	123,518
Investing activities:
Capital expenditures	(30,999)	(16,199)
Proceeds from dispositions of property, plant and equipment, net	7,085	9,393
Proceeds from surrender of insurance policies	3,753	—
Proceeds from disposition of investments, net	23,243	6,956
Cash used for acquisitions, net of cash acquired	(97,576)	(14,888)

Net cash used in continuing operations	(94,494)	(14,738)
Net cash provided by (used in) discontinued operations	467	(9,547)

Net cash used in investing activities	(94,027)	(24,285)
Financing activities:
Payments on debt	(56,565)	(100,000)
Premium on prepayment of debt	—	(4,125)
Payment of debt issuance and tender costs	(741)	—
Decrease in other credit facilities	(812)	(875)
Tax benefit from exercise of common stock options	3,998	—
Proceeds from issuance of common stock	17,385	9,270
Purchases of common stock	(190,121)	—
Cash dividends	(26,851)	(27,210)

Net cash used in continuing operations	(253,707)	(122,940)
Net cash used in discontinued operations	—	(155)

Net cash used in financing activities	(253,707)	(123,095)

Effect of exchange rate changes on cash and cash equivalents	10,191	(7,594)

Net decrease in cash and cash equivalents	(295,190)	(31,456)
Cash and cash equivalents at beginning of period	502,264	197,513

Cash and cash equivalents at end of period	$207,074	$166,057

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with the accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of these financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited financial statements in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the Company’s financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2006, filed with the SEC (the “2005 Form 10-K”). The balance sheet amounts at January 1, 2006 in this report were derived from the Company’s audited 2005 financial statements included in the 2005 Form 10-K. Certain prior period amounts related to discontinued operations have been reclassified to conform to the current-year financial statement presentation. The financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the nine months ended October 1, 2006 and October 2, 2005 are not necessarily indicative of the results for the entire fiscal year or any future period.

Recently Adopted Accounting Pronouncement

Effective January 2, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires compensation costs related to stock-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS No. 123(R) using the modified prospective application transition method. Under this method, compensation cost, measured using fair value, is recognized for the unvested portion of stock-based payments granted prior to January 2, 2006 and all stock-based payments granted subsequent to January 1, 2006 over the related vesting period. Prior to January 2, 2006, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. In accordance with the modified prospective method, prior period results have not been restated and are not directly comparable to periods after adoption. Due to the adoption of SFAS No. 123(R), the Company’s results for the three and nine months ended October 1, 2006 include incremental compensation related to stock options totaling $3.1 million and $6.9 million, respectively.

Recently Issued Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The Company will be required to adopt SAB 108 in the fourth quarter of fiscal year 2006. Management does not anticipate that the adoption of SAB 108 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company’s fiscal year ending December 31, 2006.

Management is currently evaluating the requirements of SFAS No. 158 and has not yet determined the impact on the Company’s consolidated financial statements. The effect of adopting SFAS No. 158 may have an impact on the Company’s consolidated balance sheets, but no impact to the Company’s consolidated income statements or statements of cash flows. The actual impact of adopting SFAS No. 158 will be dependent upon the fair value of plan assets and the amount of projected benefit obligations measured as of December 31, 2006. Management does not anticipate an impact on the Company’s compliance with the financial covenants contained in the Company’s loan agreement, described in more detail in Note 5, from the adoption of SFAS No. 158.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements of an entity in accordance with SFAS No. 109, “Accounting for Income Taxes.” The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt FIN No. 48 in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on the Company’s consolidated financial statements.

(2) Acquisitions

Acquisition of Agilix Corporation. In February 2006, the Company acquired specified assets of Agilix Corporation (“Agilix”) for approximately $8.7 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company. Assets acquired primarily relate to Agilix’s core technology which centers around labeling technology using isobaric mass tags that allows for the simultaneous quantification of molecules, such as proteins, from multiple samples.

Acquisition of Spectral Genomics, Inc. In April 2006, the Company acquired specified assets and assumed specified liabilities of Spectral Genomics, Inc. (“Spectral”), a leader in molecular karyotyping technology used to evaluate chromosomal abnormalities. Consideration for the transaction was approximately $12.0 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company. The Company will make cash payments of $2.1 million in the fourth quarter of 2006 and $0.9 million in the first quarter of 2007, as well as royalty payments based on future sales, to license additional intellectual property rights from a third party. The Company expects to receive a partial reimbursement of the license fees as a result of its agreement with Spectral.

Acquisition of Clinical & Analytical Service Solutions Ltd. In June 2006, the Company acquired the stock of Clinical & Analytical Service Solutions Ltd. (“C&A”), a scientific equipment asset and managed maintenance company serving the pharmaceutical, biotechnology and healthcare markets. Consideration for the transaction was approximately $12.3 million in cash, net of cash acquired, plus potential additional contingent consideration, which management expects to be immaterial to the Company.

Acquisition of J.N. Macri Technologies LLC and NTD Laboratories, Inc. In July 2006, the Company acquired specified assets and assumed specified liabilities of J.N. Macri Technologies LLC (“Macri”) and acquired the stock of NTD Laboratories, Inc. (“NTD”). Macri holds and licenses global patents related to free beta Human Chorionic Gonadotropin (“free Beta hCG”). Free Beta hCG is a peptide hormone produced in the early stage of pregnancy that is widely recognized as an important biomarker for first-trimester prenatal risk assessment. NTD is a laboratory specializing in prenatal risk assessment and offers laboratory developed and validated testing under the brand name UltraScreen®, of which free Beta hCG is an important component. Aggregate consideration for these transactions was $55.2 million in cash, net of cash acquired, and subject to a net working capital adjustment.

Acquisition of Avalon Instruments Limited. In September 2006, the Company acquired the stock of Avalon Instruments Limited (“Avalon”). The acquisition of Avalon expands and complements the Company’s Molecular Spectroscopy product portfolio by adding a family of innovative bench-top dispersive Raman spectrometers. Raman spectroscopy identifies and characterizes the composition of both organic and inorganic materials in a wide range of applications. Consideration for this transaction was $5.2 million in cash, net of cash acquired, plus potential additional contingent consideration, which management expects to be immaterial to the Company.

The operations for each of these acquisitions are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date. These acquisitions, individually and in the aggregate, did not have a material effect on the Company’s financial position, results of operations or cash flows.

The acquisitions were accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and the Company has accordingly allocated the purchase prices of the acquisitions based upon the preliminary fair values of the assets acquired and liabilities assumed. The purchase prices and related allocations are preliminary and may be revised as a result of adjustments made to the purchase prices, additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the dates of purchase. In connection with the fair valuing of the assets acquired and liabilities assumed, management, assisted by valuation consultants, performed assessments of intangible assets using customary valuation procedures and techniques. During the third quarter of 2006, the Company has updated the purchase price allocations of Agilix and Spectral based on additional information regarding the liabilities assumed and future payments for deferred consideration.

The components of the preliminary purchase prices and allocations are as follows (in thousands):

	Agilix	Spectral	C&A	Macri/NTD	Avalon
Consideration and acquisition costs:
Cash payments, net of cash acquired	$8,696	$12,000	$12,333	$55,222	$5,240
Deferred consideration	—	2,000	—	—	—
Transaction costs	29	69	440	377	165

Total consideration and acquisition costs	$8,725	$14,069	$12,773	$55,599	$5,405

Allocation of purchase price
Current assets	$—	$468	$2,468	$3,044	$512
Property, plant and equipment	645	388	533	384	8
Identifiable intangible assets	7,300	9,900	4,368	32,600	1,600
Goodwill	780	5,427	10,993	31,811	3,998
Other assets	—	—	—	40	—
Deferred taxes	—	—	(1,416)	(8,388)	(480)
Liabilities assumed	—	(2,114)	(4,173)	(3,892)	(233)

Total	$8,725	$14,069	$12,773	$55,599	$5,405

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

A description of each of the restructuring plans and the activity recorded for the nine month period ended October 1, 2006 is as follows:

Q2 2006 Plan

During the second quarter of 2006, the Company recognized a $0.8 million restructuring charge in the Life and Analytical Sciences segment (the “Q2 2006 Plan”). The purpose of this restructuring action was to shift resources into product lines that were more consistent with the Company’s growth strategy. The actions in the Q2 2006 Plan were workforce reductions resulting from reorganization activities.

The following table summarizes the components of the Q2 2006 Plan activity for the nine months ended October 1, 2006:

	Headcount	Severance
		(Dollars in thousands)
Balance at January 1, 2006	—	$—
Provision	23	755
Amounts paid	(23)	(391)

Balance at October 1, 2006	—	$364

All actions related to the Q2 2006 Plan were completed by the end of the second quarter of 2006, and the Company anticipates that all payments will be completed by the end of 2006.

Q4 2005 Plan

During the fourth quarter of 2005, the Company recognized a $2.2 million restructuring charge in the Life and Analytical Sciences segment and a $6.0 million restructuring charge in the Optoelectronics segment (the “Q4 2005 Plan”). The purpose of these restructuring actions was to shift resources into geographic regions and product lines that were more consistent with the Company’s growth strategy. The principal actions in the Q4 2005 Plan were workforce reductions and the closure of several facilities resulting from reorganization activities.

During the second quarter of 2006, the Company recorded a pre-tax restructuring charge of $0.4 million relating to its Q4 2005 Plan due to higher than expected costs associated with the termination of employees in Europe within the Life and Analytical Sciences segment. The Company also recorded a pre-tax restructuring reversal of $1.4 million relating to its Q4 2005 Plan due to the completion in June 2006 of the sale of a building previously reserved for in the Q4 2005 Plan. The amount of the proceeds from this sale in excess of the current book value of the property was recorded as a restructuring reversal within the Optoelectronics segment.

The following table summarizes the components of the Q4 2005 Plan activity for the nine months ended October 1, 2006:

	Headcount	Severance	Abandonment of Excess Facilities	Total
	(Dollars in thousands)
Balance at January 1, 2006	24	$1,792	$354	$2,146
Change in estimate	—	354	—	354
Amounts paid	(16)	(1,665)	(221)	(1,886)

Balance at October 1, 2006	8	$481	$133	$614

All actions related to the Q4 2005 Plan have been completed and the Company anticipates that all payments will be completed by the end of 2006.

Q2 2005 Plan

During the second quarter of 2005, the Company recognized a $5.3 million restructuring charge in the Life and Analytical Sciences segment and a $2.9 million restructuring charge in the Optoelectronics segment (the “Q2 2005 Plan”). The purpose of these restructuring actions was to shift resources into geographic regions and product lines that were more consistent with the Company’s growth strategy. The principal actions in the Q2 2005 Plan were workforce reductions resulting from reorganization activities. All workforce reductions have been completed and the remaining payments relate to international severance contracts.

The following table summarizes the components of the Q2 2005 Plan activity for the nine months ended October 1, 2006:

Severance
(In thousands)
Balance at January 1, 2006	$2,338
Amounts paid	(1,299)

Balance at October 1, 2006	$1,039

All actions related to the Q2 2005 Plan have been completed and the Company anticipates that all payments will be completed by the end of 2006.

2001 to 2003 Restructuring and Integration Plans

The Company has approximately $6.6 million of remaining liabilities associated with 2001 to 2003 restructuring and integration plans, primarily relating to remaining lease obligations of closed facilities. The remaining terms of these leases vary in length but all will be completed by 2014.

(4) Inventories

Inventories consisted of the following:

	October 1, 2006	January 1, 2006
	(In thousands)
Raw materials	$67,224	$59,023
Work in progress	12,069	9,606
Finished goods	102,831	94,521

Total Inventories	$182,124	$163,150

(5) Debt

Senior Unsecured Credit Facility. In October 2005, the Company entered into a $350.0 million five-year senior unsecured revolving credit facility. This facility replaced its previous $100.0 million five-year revolving credit facility. Letters of credit in the aggregate amount of approximately $15.0 million, originally issued under its previous credit agreement, are treated as issued under this new agreement. The Company uses the senior unsecured revolving credit facility for general corporate purposes which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The Eurocurrency margin as of October 1, 2006 was 60 basis points. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. As of October 1, 2006, all borrowings under the senior unsecured revolving credit facility were allocated to interest based on the Eurocurrency rate plus a margin. The weighted-average Eurocurrency interest rate as of October 1, 2006 was 3.32%, resulting in a weighted-average effective Eurocurrency rate, including the margin, of 3.92%. There were approximately $200.9 million of borrowings under the facility as of October 1, 2006, which were undertaken by certain foreign subsidiaries of the Company. The funds were borrowed in the subsidiaries’ functional currencies of Euro (EUR), Canadian Dollars (CAD) and Japanese Yen (JPY). The agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants include interest coverage and debt-to-EBITDA ratios. The Company was in compliance with all covenants as of October 1, 2006.

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

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)		(In thousands)
Number of common shares—basic	124,277	129,543	126,105	129,135
Effect of dilutive securities:
Stock options and restricted stock	894	1,748	1,324	1,886

Number of common shares—diluted	125,171	131,291	127,429	131,021

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	9,966	6,786	8,577	7,831

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

(7) Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)		(In thousands)
Net income	$29,753	$31,833	$77,855	$80,560
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	3,877	(296)	21,382	(42,609)
Unrealized (losses) gains on securities, net of tax	(42)	73	(106)	(72)

	3,835	(223)	21,276	(42,681)

Comprehensive income	$33,588	$31,610	$99,131	$37,879

The components of accumulated other comprehensive income, net of tax, were as follows:

	October 1, 2006	January 1, 2006
	(In thousands)
Foreign currency translation adjustments, net of tax	$59,014	$37,632
Minimum pension liability, net of tax	(32,401)	(32,401)
Unrealized gains on securities, net of tax	21	127

Accumulated other comprehensive income, net of tax	$26,634	$5,358

(8) Industry Segment Information

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses operating profit as the measure of the segments’ profit or loss. Based on the guidance in SFAS No. 131, the Company has two operating segments for financial reporting purposes. The operating segments and their principal products and services are:

•	Life and Analytical Sciences. The Company is a leading provider of drug discovery, genetic screening and environmental and chemical analysis tools, including instruments, reagents, consumables, and services.

•	Optoelectronics. The Company provides a broad range of digital imaging, sensor and specialty lighting components used in the biomedical, consumer products and other specialty end markets.

Sales and operating profit by segment are shown in the table below:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)		(In thousands)
Life & Analytical Sciences
Sales	$283,527	$259,083	$823,918	$794,634
Operating profit	25,334	26,717	74,429	64,342
Optoelectronics
Sales	103,390	100,899	295,454	291,539
Operating profit	20,097	20,782	50,209	47,156
Other
Operating loss	(8,916)	(6,332)	(23,438)	(19,965)
Continuing Operations
Sales	$386,917	$359,982	$1,119,372	$1,086,173
Operating profit	36,515	41,167	101,200	91,533

(9) Discontinued Operations

As part of its continued efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of October 1, 2006 and January 1, 2006.

In September 2005, the Company’s Board of Directors approved a plan to divest its Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In November 2005, the Company sold the Fluid Testing division to Caleb Brett USA Inc. for approximately $34.5 million, resulting in a net pre-tax gain of $30.3 million. In December 2005, the Company sold the Aerospace division to Eaton Corporation for approximately $333.0 million, resulting in a net pre-tax gain of $250.6 million. These gains were recognized during fiscal 2005 as gains on the dispositions of discontinued operations. The Company received total cash proceeds in these transactions of approximately $361.1 million. During the first nine months of 2006, the Company finalized the net working capital adjustments associated with the sales of these businesses and settled a claim related to an employee benefit program, resulting in the recognition of losses in 2006 of $1.3 million and $0.2 million relative to the Aerospace business and the Fluid Testing business, respectively. In February 2006, the Company sold substantially all of the assets of its Semiconductor business to an entity affiliated with Tara Capital, Inc. for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. A pre-tax gain of $3.8 million, exclusive of additional contingent consideration, was recognized through the first nine months of 2006.

In December 2005, the Company’s Board of Directors approved a plan to sell its Lithography business. In June 2005, the Company’s Board of Directors approved a plan to shut down the Company’s Fiber Optics Test Equipment business. The results of these businesses were previously reported as part of the Optoelectronics segment. During the quarter ended October 1, 2006, the Company substantially completed the remediation of an environmental matter within the Lithography business, resulting in recognition of a pre-tax loss of $1.1 million. The completion of the shut-down of the Fiber Optics Test Equipment business resulted in a pre-tax loss of $5.2 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value. The Company recognized the net loss during fiscal 2005.

During 2006 and 2005, the Company settled various claims under certain long-term contracts and transition services with its Technical Services business, which was sold in August 1999.

During the third quarter of 2006 there was a $1.4 million tax benefit resulting from the inter-period allocation of income tax to the losses from the dispositions of discontinued operations.

The table below summarizes the gains and losses on dispositions of discontinued operations, as discussed above:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)		(In thousands)
Gain on Semiconductor business	$—	$—	$3,750	$—
Loss on Aerospace business	(11)	—	(1,288)	—
Loss on Fluid Testing business	—	—	(234)	—
Loss on Lithography business	(1,079)	—	(1,481)	—
Gain on contract settlements associated with the Technical Services business	467	24	853	424
Gain (loss) on Fiber Optics Test Equipment business	30	126	28	(5,025)
Net gain (loss) on dispositions of other discontinued operations	70	64	(208)	356

Net (loss) gain on dispositions of discontinued operations before income taxes	(523)	214	1,420	(4,245)
(Benefit from) provision for income taxes	(1,361)	26	(205)	292

Gain (loss) on dispositions of discontinued operations, net of income taxes	$838	$188	$1,625	$(4,537)

Summary operating results of the discontinued operations of the Fluid Sciences segment and the Fiber Optics Test Equipment and Lithography businesses for the periods prior to disposition were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)		(In thousands)
Sales	$—	$60,190	$8,705	$176,096
Costs and expenses	—	51,523	9,707	154,948

Operating income (loss) from discontinued operations	—	8,667	(1,002)	21,148
Other expenses, net	—	574	396	1,228

Operating income (loss) from discontinued operations before income taxes	—	8,093	(1,398)	19,920
Provision for (benefit from) income taxes	—	2,917	(373)	7,456

Income (loss) from discontinued operations, net of taxes	$—	$5,176	$(1,025)	$12,464

(10) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R) which requires compensation costs related to stock-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

Prior to January 2, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Under APB Opinion No. 25, the Company recorded stock-based compensation expense for restricted stock, restricted stock units and performance units, which amounted to $0.4 million and $1.5 million, net of related taxes, for the three and nine months ended October 2, 2005, respectively. Under APB Opinion No. 25, the Company was generally not required to recognize compensation expense for the cost of stock options, when such options had an exercise price equal to the market price at the date of grant, or shares issued under the Company’s Employee Stock Purchase Plan. If the fair value based method as prescribed by SFAS No. 123 had been applied by the Company, the effect on net income and earnings per share for the three and nine months ended October 2, 2005 would have been as follows:

	Three Months Ended October 2, 2005	Nine Months Ended October 2, 2005
	(In thousands, except per share data)	(In thousands, except per share data)
Net income, as reported	$31,833	$80,560
Add: Stock-based employee compensation expense included in net income, net of related tax effects	390	1,525
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,028)	(8,909)

Pro forma net income	$30,195	$73,176

Earnings per share:
Basic—as reported	$0.25	$0.62
Basic—pro forma	$0.23	$0.57
Diluted—as reported	$0.24	$0.62
Diluted—pro forma	$0.23	$0.56

As of October 1, 2006, the Company had three stock-based compensation plans. Under the 2005 Incentive Plan, 5.4 million shares of the Company’s common stock were made available for option grants, restricted stock awards and performance units. Under the 2001 Incentive Plan, 8.8 million shares of the Company’s common stock were made available for option grants, restricted stock awards and performance units. Under the Life Sciences Plan, 2.3 million shares of the Company’s common stock were made available for option grants.

For the three and nine months ended October 1, 2006, in accordance with the adoption of SFAS No. 123(R), the Company recorded incremental compensation related to the stock options of $3.1 million and $6.9 million, respectively. The total stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units and performance units was $4.5 million and $10.7 million for the three and nine months ended October 1, 2006, respectively. The total income tax benefit recognized in the consolidated income statements for stock-based compensation was $1.4 million and $3.5 million for the three and nine months ended October 1, 2006, respectively. Stock-based compensation costs capitalized as part of inventory were approximately $0.4 million as of October 1, 2006.

Stock Options: The Company has granted options to purchase common shares at prices equal to the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Options are generally exercisable in equal annual installments over a period of three years and will generally expire seven years after the date of grant. Options assumed as part of business combination transactions retain all the rights, terms and conditions of the respective plans under which they were originally issued.

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

	2006	2005
Expected stock price volatility	35%	48%
Risk free interest rate	4.4%	3.5%
Expected life of options (years)	4.0	4.0
Expected annual dividend per share	$0.28	$0.28

A summary of option activity as of October 1, 2006 and changes during the first nine months of 2006 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	13,540,872	$22.44
Granted	1,715,332	22.53
Exercised	(1,414,599)	12.31
Canceled	(636,993)	32.36
Forfeited	(345,922)	19.32

Outstanding at October 1, 2006	12,858,690	$23.18	3.9	$19.0

Exercisable at October 1, 2006	9,840,487	$23.73	3.3	$17.9

The weighted-average grant-date fair values of options granted for the three and nine months ended October 1, 2006 were $6.33 and $6.85, respectively. The weighted-average grant-date fair values of options granted for the three and nine months ended October 2, 2005 were $7.47 and $8.20, respectively. The total intrinsic value of options exercised for the three and nine months ended October 1, 2006 were $0.2 million and $15.2 million, respectively. The total intrinsic value of options exercised for the three and nine months ended October 2, 2005 were $2.0 million and $5.3 million, respectively.

Cash received from option exercises for the first nine months of 2006 and 2005 was $17.4 million and $9.3 million, respectively. The related tax benefit classified as a financing cash inflow was $4.0 million for the first nine months of 2006.

The total compensation recognized related to the stock options, which is a function of current and prior year awards, is net of estimated forfeitures and was approximately $3.1 million and $6.9 million for the three and nine months ended October 1, 2006, respectively. There was $12.7 million of total unrecognized compensation cost related to non-vested stock options granted as of October 1, 2006. This cost is expected to be recognized over a weighted-average period of 1.7 fiscal years and will be adjusted for any future changes in estimated forfeitures. The following table summarizes total compensation expense related to stock options included in the Company’s consolidated income statement:

	Three Months Ended October 1, 2006	Nine Months Ended October 1, 2006
	(In thousands)
Cost of sales	$535	$837
Selling, general and administrative expenses	2,397	5,459
Research and development expenses	154	533
Discontinued operations	9	85

Compensation expense related to stock options	3,095	6,914
Less: income tax benefit	(946)	(2,121)

Net compensation expense related to stock options	$2,149	$4,793

The following table summarizes information about stock options outstanding as of October 1, 2006:

	Options Outstanding			Options Exercisable
Prices	Number Outstanding at October 1, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at October 1, 2006	Weighted- Average Exercise Price
$ 4.88 – 5.70	63,666	2.9	$4.91	63,666	$4.91
7.03 – 9.88	652,145	2.9	8.28	624,951	8.25
10.77 – 16.09	1,585,526	2.5	13.47	1,583,194	13.47
16.38 – 24.15	6,040,046	4.8	20.65	3,051,369	19.83
25.24 – 37.17	3,983,037	3.7	30.67	3,983,037	30.67
39.18 – 49.98	517,552	1.2	44.65	517,552	44.65
50.28 – 57.27	16,718	3.4	56.44	16,718	56.44

$ 4.88 – 57.27	12,858,690	3.9	$23.18	9,840,487	$23.73

Restricted Stock Awards: The Company has awarded restricted stock and restricted stock units that contain time-based vesting provisions and restricted stock that contains performance-based vesting provisions to certain employees at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. These awards were granted under the Company’s 2005 Incentive Plan and 2001 Incentive Plan. All restrictions on the awards will lapse upon certain situations including death or disability of the employee and a change in control of the Company. Recipients of the restricted stock have the right to vote such shares and receive dividends, whereas the recipients of restricted stock units do not have these same benefits.

Restricted Stock Awards (Time-based Vesting)—Grants of restricted stock and restricted stock units that vest through the passage of time. The fair value of the award at the time of the grant is expensed on a straight line basis primarily in selling, general and administrative expenses over the vesting period, which is generally three years.

Restricted Stock Awards (Performance—based Vesting)—Grants of restricted stock that vest based on certain specified performance criteria. The fair value of the shares is expensed over the period of performance primarily in selling, general and administrative expenses, once achievement of criteria is deemed probable.

A summary of the status of the Company’s restricted stock awards as of October 1, 2006 and changes during the first nine months of 2006 are presented below:

Nonvested Restricted Stock Awards	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	330,669	$20.59
Granted	256,828	22.78
Vested	(3,334)	20.06
Forfeited	(38,000)	20.70

Nonvested at October 1, 2006	546,163	$21.62

There were no restricted stock awards granted during the three months ended October 1, 2006. The weighted-average grant-date fair value of restricted stock awards granted during the nine months ended October 1, 2006 was $22.78. The weighted-average grant-date fair values of restricted stock awards granted during the three and nine months ended October 2, 2005 were $19.94 and $20.76, respectively. The total compensation recognized related to the restricted stock awards, which is a function of current and prior year awards, was approximately $0.8 million and $2.2 million for the three and nine months ended October 1, 2006, respectively. As of October 1, 2006, there were 546,163 shares of restricted stock awards outstanding subject to forfeiture.

As of October 1, 2006, there was $8.6 million of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.7 fiscal years. The fair value of restricted stock awards vested during the first nine months of 2006 was $0.1 million. There were no restricted stock awards that vested during the first nine months of 2005.

Unearned compensation is recorded in a contra-equity account and established at the date restricted stock is granted representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized. Under the provisions of SFAS No. 123(R), the recognition of unearned compensation at the date restricted stock is granted is no longer required. Therefore, in the first quarter of 2006, the $6.4 million of unrecognized restricted stock that had been in “Unearned compensation” in the consolidated balance sheet as of January 1, 2006 was reversed to “Capital in excess of par value.”

Performance Units: The Company’s performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three-year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor for each individual ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period and are paid in cash. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. The Company granted 208,328 and 247,197 performance units in the first nine months of 2006 and 2005, respectively. The weighted-average grant-date fair values of performance units granted during the first nine months of 2006 and 2005 were $22.74 and $21.02, respectively. The total compensation related to these performance units, which is a function of current and prior year awards, was approximately $0.5 million and $1.6 million for the three and nine months ended October 1, 2006, respectively. As of October 1, 2006, there were 546,995 performance units outstanding subject to forfeiture.

Employee Stock Purchase Plan: In April 1999, the Company’s stockholders approved the 1998 Employee Stock Purchase Plan, whereby participating employees had the right to purchase common stock at a price equal to 85% of the lower of the closing price on the first day or the last day of the six-month offering period. In April 2005, the Compensation and Benefits Committee of the Company’s Board of Directors voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During the nine months ended October 1, 2006, the Company issued 0.1 million shares under this plan at a weighted-average price of $19.85 per share. There remains available for sale to employees an aggregate of 1.8 million shares of the Company’s stock out of the 5.0 million shares authorized by shareholders.

Stock Repurchase Program: In the first nine months of 2006, the Company repurchased in the open market 8.9 million shares of its common stock at an aggregate cost of $190.1 million, including commissions. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. These repurchases were made pursuant to the Company’s stock repurchase program (the “Program”), which authorized repurchases of up to an aggregate of 10.0 million shares of the Company’s common stock. During the third quarter of 2006 the Company completed its repurchase of 10.0 million shares in the aggregate under the Program. On November 6, 2006, the Company announced that the Board of Directors authorized the Company to repurchase up to 10.0 million additional shares of common stock under a new stock repurchase program (the “New Program”). The New Program will expire on October 25, 2010 unless this authorization is terminated earlier by the Board. The New Program may also be suspended or discontinued at any time by the Company.

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

The changes in the carrying amount of goodwill for the period ended October 1, 2006 from January 1, 2006 are as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Balance, January 1, 2006	$982,260	$43,941	$1,026,201
Foreign currency translation	20,100	1,591	21,691
Acquisitions and earn-out adjustments	53,083	1,257	54,340

Balance, October 1, 2006	$1,055,443	$46,789	$1,102,232

Identifiable intangible asset balances at October 1, 2006 and January 1, 2006 were as follows:

	October 1, 2006	January 1, 2006
	(In thousands)
Patents	$109,285	$90,955
Less: Accumulated amortization	(48,504)	(41,908)

Net patents	60,781	49,047

Licenses	60,362	51,529
Less: Accumulated amortization	(25,081)	(23,029)

Net licenses	35,281	28,500

Core technology	243,453	210,283
Less: Accumulated amortization	(86,663)	(71,575)

Net core technology	156,790	138,708

Net amortizable intangible assets	252,852	216,255
Non-amortizing intangible assets, primarily trademarks and trade names	159,165	159,164

Totals	$412,017	$375,419

(12) Warranty Reserves

The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the consolidated balance sheets. A summary of warranty reserve activity for the three and nine months ended October 1, 2006 and October 2, 2005 is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)		(In thousands)
Balance beginning of period	$9,883	$9,387	$9,207	$9,601
Provision	3,397	3,344	10,813	10,001
Charges	(3,443)	(3,423)	(10,756)	(9,626)
Other	84	(38)	657	(706)

Balance end of period	$9,921	$9,270	$9,921	$9,270

(13) Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and post-retirement plans in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” for the three and nine months ended October 1, 2006 and October 2, 2005:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)
Service cost	$1,254	$1,585	$24	$34
Interest cost	5,567	5,614	60	125
Expected return on plan assets	(5,576)	(5,596)	(214)	(197)
Net amortization and deferral	1,528	1,131	(216)	(123)

Net periodic benefit cost (credit)	$2,773	$2,734	$(346)	$(161)

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)
Service cost	$3,864	$4,919	$72	$102
Interest cost	16,518	17,087	180	375
Expected return on plan assets	(16,560)	(16,907)	(642)	(591)
Net amortization and deferral	4,549	3,361	(648)	(369)

Net periodic benefit cost (credit)	$8,371	$8,460	$(1,038)	$(483)

(14) Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $3.7 million as of October 1, 2006, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid

BioSciences, Inc. The complaint alleges that the Company has breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. The Company subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, the Company believes, excludes certain of the Company’s products from the coverage of Enzo’s patents. Discovery is ongoing. The court has set a schedule for filing of summary judgment motions commencing on January 3, 2007, but has not set a date for trial.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against a subsidiary of the Company, alleging that the Company’s ViewLux™ and certain of its Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of the Company’s United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the Company’s same products infringe one corresponding Amersham patent in the United Kingdom, which was granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. The Company filed answers and counterclaims in both cases. On October 29, 2003, the Company filed a complaint, which was subsequently amended, against Amersham in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of the Company’s patents related to high-throughput screening (the “MA case”). The Company seeks injunctive and monetary relief. Amersham subsequently filed an answer and counterclaims. After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to the Company. Amersham’s appeal of the ruling in the UK case is scheduled to be heard in early 2007. In May 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. The company has filed a motion asking the court to reconsider that decision. Discovery has not yet been completed in either the NJ or MA case, nor has a trial date been set in either case. A voluntary mediation occurred in September 2006, but did not result in a resolution of these matters. Fact discovery, which was stayed pending the mediation, has now resumed.

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

During 2005, the Internal Revenue Service concluded its audit of federal income taxes for the years 1999 through 2002. The Company has agreed to the conclusions of the Internal Revenue Service in all matters with the exception of one, and has filed a single issue protest with the Appeals Division of the Internal Revenue Service. The Company expects to resolve the matter in the first half of 2007. Regardless of the outcome of the protest, the Company does not expect the final resolution to significantly impact its financial position, results of operations or cash flows in 2007.

The Company is under regular examination by tax authorities in the United States and other countries (such as Germany and the United Kingdom) in which the Company has significant business operations. The tax years under examination vary by jurisdiction. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established income tax reserves which it believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as additional information becomes available and when an event occurs requiring a change to the reserves. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial condition.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for potential losses that it believes are probable and reasonably estimable. In the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at October 1, 2006, should not have a material adverse effect on the Company’s consolidated financial statements.

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

The health sciences markets include all of the businesses in our Life and Analytical Sciences segment and the medical imaging business, as well as elements of the medical sensors and lighting businesses in our Optoelectronics segment. The photonics markets include the remaining businesses in our Optoelectronics segment.

Recent Developments

Divestiture of Fluid Sciences Semiconductor Business. In February 2006, we sold substantially all of the assets of our Fluid Sciences Semiconductor business to an entity affiliated with Tara Capital, Inc. for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. We recognized a pre-tax gain of $3.8 million, exclusive of additional contingent consideration, through the first nine months of 2006.

Acquisition of Agilix Corporation. In February 2006, we acquired specified assets of Agilix Corporation (“Agilix”) for approximately $8.7 million in cash plus potential additional contingent consideration, which we expect to be immaterial to the Company. Assets acquired primarily relate to Agilix’s core technology which centers around labeling technology using isobaric mass tags that allows for the simultaneous quantification of molecules, such as proteins, from multiple samples. Agilix’s operations are reported within the results of our Life and Analytical Sciences segment from the acquisition date. This acquisition did not have a material effect on our financial position, results of operations or cash flows.

Acquisition of Spectral Genomics, Inc. In April 2006, we acquired specified assets and assumed specified liabilities of Spectral Genomics, Inc. (“Spectral”), a leader in molecular karyotyping technology used to evaluate chromosomal abnormalities. Consideration for the transaction was approximately $12.0 million in cash plus potential additional contingent consideration, which we expect to be immaterial to the Company. We will make cash payments of $2.1 million in the fourth quarter of 2006 and $0.9 million in the first quarter of 2007, as well as royalty payments based on future sales, to license additional intellectual property rights from a third party. We expect to receive a partial reimbursement of the license fees as a result of our agreement with Spectral. Spectral’s operations are reported within the results of our Life and Analytical Sciences segment from the acquisition date. This acquisition did not have a material effect on our financial position, results of operations or cash flows.

Acquisition of Clinical & Analytical Service Solutions Ltd. In June 2006, we acquired the stock of Clinical & Analytical Service Solutions Ltd. (“C&A”), a scientific equipment asset and managed maintenance company serving the pharmaceutical, biotechnology and healthcare markets. Consideration for the transaction was approximately $12.3 million in cash, net of cash acquired, plus potential additional contingent consideration, which we expect to be immaterial to the Company. C&A’s operations are reported within the results of our Life and Analytical Sciences segment from the acquisition date. This acquisition did not have a material effect on our financial position, results of operations or cash flows.

Restructuring. During the second quarter of 2006, our management approved a plan for workforce reductions in two locations in the U.S. as we shift resources into product lines that are more consistent with our growth strategy. The actions within the Q2 2006 Plan, described below, related to workforce reductions resulting from reorganization activities within the Life and Analytical Sciences segment. We completed notifying affected employees on June 30, 2006. As a result of this plan of termination, we recorded a pre-tax restructuring charge of $0.8 million during the second quarter of 2006 (the “Q2 2006 Plan”). As of October 1, 2006, substantially all of the $0.4 million remaining pre-tax restructuring charge will result in future cash expenditures which we expect will be paid by the end of 2006.

Acquisition of J.N. Macri Technologies LLC and NTD Laboratories, Inc. In July 2006, we acquired specified assets and assumed specified liabilities of J.N. Macri Technologies LLC (“Macri”) and acquired the stock of NTD Laboratories, Inc. (“NTD”). Macri holds and licenses global patents related to free beta Human Chorionic Gonadotropin (“free Beta hCG”). Free Beta hCG is a peptide hormone produced in the early stage of pregnancy that is widely recognized as an important biomarker for first-trimester prenatal risk assessment. NTD is a laboratory specializing in prenatal risk assessment and offers laboratory developed and validated testing under the brand name UltraScreen®, of which free Beta hCG is an important component. Aggregate consideration for these transactions was $55.2 million in cash, net of cash acquired, and subject to a net working capital adjustment. Both the Macri and NTD operations are reported within the results of our Life and Analytical Sciences segment from the acquisition date. These acquisitions did not have a material effect on our financial position, results of operations or cash flows.

Stock Repurchase Program. In the first nine months of 2006, we repurchased in the open market 8.9 million shares of our common stock at an aggregate cost of $190.1 million, including commissions. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. These repurchases were made pursuant to our stock repurchase program (the “Program”), which authorized repurchases of up to an aggregate of 10.0 million shares of our common stock. During the third quarter of 2006 we completed our repurchase of 10.0 million shares in the aggregate under the Program. On November 6, 2006, we announced that our Board of Directors authorized us to repurchase up to 10.0 million additional shares of our common stock under a new stock repurchase program (the “New Program”). The New Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board. The New Program may also be suspended or discontinued at any time.

Acquisition of Avalon Instruments Limited. In September 2006, we acquired the stock of Avalon Instruments Limited (“Avalon”). The acquisition of Avalon expands and complements our Molecular Spectroscopy product portfolio by adding a family of innovative bench-top dispersive Raman spectrometers. Raman spectroscopy identifies and characterizes the composition of both organic and inorganic materials in a wide range of applications. Consideration for this transaction was $5.2 million in cash, net of cash acquired, plus potential additional contingent consideration, which we expect to be immaterial to the Company. Avalon’s operations are reported within the results of our Life and Analytical Sciences segment from the acquisition date. This acquisition did not have a material effect on our financial position, results of operations or cash flows.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, allowances for doubtful accounts, inventory valuation, value of long-lived assets, including intangibles, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, filed with the Securities and Exchange Commission (the “SEC”) (the “2005 Form 10-K”).

Consolidated Results of Continuing Operations

Sales

Sales for the third quarter of 2006 were $386.9 million, versus $360.0 million for the third quarter of 2005, an increase of $26.9 million, or 7%. The effect of acquisitions increased our third quarter of 2006 sales by $7.1 million. Changes in foreign exchange rates increased sales by $6.3 million in the third quarter of 2006, as compared to the third quarter of 2005. The total increase in sales reflects a $24.4 million, or 9%, increase in our Life and Analytical Sciences segment sales and an increase of $2.5 million, or 2%, in our Optoelectronics segment sales.

Sales for the nine-month period ended October 1, 2006 were $1,119.4 million, versus $1,086.2 million for the nine-month period ended October 2, 2005, an increase of $33.2 million, or 3%. The effect of acquisitions increased our sales for the nine-month period ended October 1, 2006 by $10.1 million. Changes in foreign exchange rates decreased sales by approximately $2.2 million in the nine-month period ended October 1, 2006, as compared to the nine-month period ended October 2, 2005. This total increase in sales reflects a $29.3 million, or 4%, increase in our Life and Analytical Sciences segment sales, which includes a $9.5 million increase from acquisitions, offset in part by an approximately $1.7 million decrease in sales attributable to unfavorable changes in foreign exchange rates compared to the nine-month period ended October 2, 2005. Our Optoelectronics segment sales grew $3.9 million, or 1%, including an approximately $0.5 million decrease in sales attributable to unfavorable changes in foreign exchange rates compared to the nine-month period ended October 2, 2005, offset by an increase of $0.6 million from acquisitions.

Cost of Sales

Cost of sales for the third quarter of 2006 was $231.0 million, versus $209.7 million for the third quarter of 2005, an increase of $21.3 million, or 10%. As a percentage of sales, cost of sales increased to 59.7% in the third quarter of 2006 from 58.3% in the third quarter of 2005, resulting in a decrease in gross margin of 140 basis points from 41.7% in the third quarter of 2005 to 40.3% in the third quarter of 2006. This decrease was primarily attributable to unusually high gross margins in the prior year due to favorable product mix in the third quarter of 2005 in addition to unfavorable commodity costs in the third quarter of 2006. Partially offsetting these items were efficiencies gained through increased production volume and successful execution of productivity initiatives. Amortization of intangible assets was $7.4 million for the third quarter of 2006 and $6.9 million for the third quarter of 2005. Cost of sales for the third quarter of 2006 also included $0.5 million of stock option expense.

Cost of sales for the nine-month period ended October 1, 2006 was $670.2 million, versus $636.5 million for the nine-month period ended October 2, 2005, an increase of $33.7 million, or 5%. As a percentage of sales, cost of sales increased to 59.9% in the nine-month period ended October 1, 2006 from 58.6% in the nine-month period ended October 2, 2005, resulting in a decrease in gross margin of 130 basis points from 41.4% in the nine-month period ended October 2, 2005, to 40.1% in the nine-month period ended October 1, 2006. This decrease was primarily attributable to unusually high gross margins in the prior year due to favorable product mix in the third quarter of 2005 in addition to unfavorable commodity costs in the third quarter of 2006. Partially offsetting these items were efficiencies gained through increased production volume and successful execution of productivity initiatives. Amortization of intangible assets was $21.6 million and $20.8 million for the nine-month periods ended October 1, 2006 and October 2, 2005, respectively. Cost of sales for the nine-month period ended October 1, 2006 also included $0.8 million of stock option expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2006 were $94.7 million versus $87.9 million for the third quarter of 2005, an increase of $6.8 million, or 8%. As a percentage of sales, selling, general and administrative expenses increased 10 basis points from 24.4% in the third quarter of 2005 to 24.5% in the third quarter of 2006. This increase was primarily the result of stock option expense, increased investment in business development activities, and an increase in the number of sales employees in both emerging markets and higher growth product lines, primarily offset by increased fixed cost leverage and cost controls. Amortization of intangible assets was $1.1 million for the third quarter of 2006 and $0.2 million for the third quarter of 2005. Selling, general and administrative expenses for the third quarter of 2006 included $2.4 million of stock option expense.

Selling, general and administrative expenses for the nine-month period ended October 1, 2006 were $277.2 million versus $277.4 million for the nine-month period ended October 2, 2005, a decrease of approximately $0.3 million. As a percentage of sales, selling, general and administrative expenses decreased 70 basis points from 25.5% in the nine-month period ended October 2, 2005 to 24.8% in the nine-month period ended October 1, 2006. This decrease was the result of increased fixed cost leverage and cost controls offset in part by increased investment in business development activities and an increase in the number of sales employees in both emerging markets and higher growth product lines and stock option expense. Amortization of intangible assets was $1.6 million and $0.6 million for the nine-month periods ended October 1, 2006 and October 2, 2005, respectively. Selling, general and administrative expenses for the nine-month period ended October 1, 2006 included $5.5 million of stock option expense.

Research and Development Expenses

Research and development expenses for the third quarter of 2006 were $24.8 million versus $21.7 million for the third quarter of 2005, an increase of $3.1 million, or 14%. As a percentage of sales, research and development expenses increased 40 basis points from 6.0% in the third quarter of 2005 to 6.4% in the third quarter of 2006. We expect our research and development efforts to increase and continue to emphasize the genetic screening, biopharmaceutical, and environmental and chemical end markets within our Life and Analytical Sciences segment, and medical digital imaging within our Optoelectronics segment in order to help accelerate our growth initiative. Research and development expenses for the third quarter of 2006 included $0.2 million of stock option expense and $0.5 million for the amortization of intangible assets.

Research and development expenses for the nine-month period ended October 1, 2006 were $72.6 million versus $66.3 million for the nine-month period ended October 2, 2005, an increase of $6.3 million, or 9%. As a percentage of sales, research and development expenses increased to 6.5% in the nine-month period ended October 1, 2006, from 6.1% in the nine-month period ended October 2, 2005. Research and development expenses for the nine-month period ended October 1, 2006 included $0.5 million of stock option expense and $1.0 million for the amortization of intangible assets.

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

A description of each of the restructuring plans and the activity recorded for the nine month period ended October 1, 2006 is as follows:

Q2 2006 Plan

During the second quarter of 2006, we recognized a $0.8 million restructuring charge in the Life and Analytical Sciences segment, which we refer to as the Q2 2006 Plan. The purpose of this restructuring action was to shift resources into product lines that were more consistent with our growth strategy. The actions in the Q2 2006 Plan were workforce reductions resulting from reorganization activities.

The following table summarizes the components of the Q2 2006 Plan activity for the nine months ended October 1, 2006:

	Headcount	Severance
		(Dollars in thousands)
Balance at January 1, 2006	—	$—
Provision	23	755
Amounts paid	(23)	(391)

Balance at October 1, 2006	—	$364

All actions related to the Q2 2006 Plan were completed by the end of the second quarter of 2006, and we anticipate that all payments will be completed by the end of 2006.

Q4 2005 Plan

During the fourth quarter of 2005, we recognized a $2.2 million restructuring charge in the Life and Analytical Sciences segment and a $6.0 million restructuring charge in the Optoelectronics segment, which we refer to as the Q4 2005 Plan. The purpose of these restructuring actions was to shift resources into geographic regions and product lines that were more consistent with our growth strategy. The principal actions in the Q4 2005 Plan were workforce reductions and the closure of several facilities resulting from reorganization activities.

In addition, during the second quarter of 2006, we recorded a pre-tax restructuring charge of $0.4 million relating to our Q4 2005 Plan due to higher than expected costs associated with the termination of employees in Europe within our Life and Analytical Sciences segment. We also recorded a pre-tax restructuring reversal of $1.4 million relating to our Q4 2005 Plan due to the completion in June 2006 of the sale of a building previously reserved for in the Q4 2005 Plan. The amount of the proceeds from this sale in excess of the current book value of the property was recorded as a restructuring reversal within our Optoelectronics segment.

The following table summarizes the components of the Q4 2005 Plan activity for the nine months ended October 1, 2006:

	Headcount	Severance	Abandonment of Excess Facilities	Total
	(Dollars in thousands)
Balance at January 1, 2006	24	$1,792	$354	$2,146
Change in estimate	—	354	—	354
Amounts paid	(16)	(1,665)	(221)	(1,886)

Balance at October 1, 2006	8	$481	$133	$614

All actions related to the Q4 2005 Plan have been completed and we anticipate that all payments will be completed by the end of 2006.

Q2 2005 Plan

During the second quarter of 2005, we recognized a $5.3 million restructuring charge in the Life and Analytical Sciences segment and a $2.9 million restructuring charge in the Optoelectronics segment, which we refer to as the Q2 2005 Plan. The purpose of these restructuring actions was to shift resources into geographic regions and product lines that were more consistent with our growth strategy. The principal actions in the Q2 2005 Plan were workforce reductions resulting from reorganization activities. All workforce reductions have been completed and the remaining payments relate to international severance contracts.

The following table summarizes the components of the Q2 2005 Plan activity for the nine months ended October 1, 2006:

Severance
(In thousands)
Balance at January 1, 2006	$2,338
Amounts paid	(1,299)

Balance at October 1, 2006	$1,039

All actions related to the Q2 2005 Plan have been completed and we anticipate that all payments will be completed by the end of 2006.

2001 to 2003 Restructuring and Integration Plans

We have approximately $6.6 million of remaining liabilities associated with 2001 to 2003 restructuring and integration plans, primarily relating to remaining lease obligations of closed facilities. The remaining terms of these leases vary in length but all will be completed by 2014.

Interest and Other (Income) Expense, Net

Interest and other (income) expense, net consisted of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)		(In thousands)
Interest income	$(1,919)	$(489)	$(7,654)	$(1,778)
Interest expense	2,152	6,886	6,689	22,462
Extinguishment of debt	—	—	—	6,210
Gains on dispositions of investments, net	(980)	(400)	(1,913)	(5,844)
Other	524	51	4,296	502

	$(223)	$6,048	$1,418	$21,552

Interest and other (income) expense, net for the three months ended October 1, 2006 was $0.2 million of income, versus $6.0 million of expense for the three months ended October 2, 2005, a decrease of $6.2 million or 103%. The decrease in interest and other expense, net in the third quarter of 2006 as compared to the third quarter of 2005 was primarily due to the overall reduction in outstanding debt, lower borrowing costs, and an increase in outstanding cash balances. Interest expense decreased $4.7 million primarily due to the $300.0 million of principal payments made on our senior subordinated 8 7/8% notes which we repurchased through a tender offer in the fourth quarter of 2005. These debt reductions in 2005 were partially offset by $200.9 million in debt outstanding as of October 1, 2006 under our new senior unsecured revolving credit facility, which we entered into on October 31, 2005. In addition, interest income increased $1.4 million due to higher cash balances, and also higher investment rates. We also recognized a net gain on dispositions of investments of $1.0 million associated with the dissolution of certain investments. Other expenses consisted primarily of expense related to foreign currency translation.

For the nine months ended October 1, 2006, interest and other expense, net was $1.4 million versus $21.6 million for the comparable period in 2005, a decrease of approximately $20.1 million, or 93%. The decrease primarily relates to the lower average outstanding balances on the senior subordinated 8 7/8% Notes which we repurchased through a tender offer in the fourth quarter of 2005, and replaced with lower cost debt through our senior unsecured revolving credit facility that we entered into on October 31, 2005. A discussion of our liquidity and our prospective borrowing costs is set forth below under the heading “Liquidity and Capital Resources.”

Provision/Benefit for Income Taxes

The third quarter 2006 provision for income taxes was $7.8 million, versus a provision of $8.7 million for the third quarter of 2005. The provision for income taxes was $22.5 million for the nine-month period ended October 1, 2006, compared to a benefit from income taxes of $2.7 million for the nine-month period ended October 2, 2005.

During the third quarter of 2006 our continuing operations tax provision was reduced, in the aggregate, by discrete items totaling approximately $1.2 million, resulting in a provision before the effect of discrete items of $9.0 million. The reported provision for income taxes for the third quarter of 2005 was $8.7 million. The net benefits of $1.2 million for the third quarter of 2006 consist of tax benefits from provision to return and amended return adjustments of $5.7 million partially offset by $4.5 million of audit settlements and accruals, and tax rate changes.

The reported provision for income taxes of $22.5 million for the nine months ended October 1, 2006 was reduced by a net benefit of $1.9 million, resulting in a provision before the effect of discrete items of $24.4 million. The reported benefit of $2.7 million from income taxes for the nine months ended October 2, 2005 reflects a benefit from the settlement of income tax audits of $26.5 million partially offset by a provision of $6.6 million, resulting in a provision before the effect of discrete items of $17.2 million. The provision of $6.6 million represents the U.S. tax cost on $225.0 million of earnings which were subsequently repatriated in accordance with the Homeland Investment provisions of the American Jobs Creation Act of 2004.

Without the impact of discrete items, our continuing operations effective tax rate for the third quarter of 2006 and nine months ended October 1, 2006 was 24.5%. The comparable effective tax rates for the third quarter of 2005 and nine months ended October 2, 2005 were 24.6% and 24.5%, respectively.

We believe that the inclusion of these non-GAAP financial measures helps investors to gain a meaningful understanding of our tax provision and effective tax rate and their effect on our core operating results and future prospects, consistent with how management measures and forecasts our performance, especially when comparing such results to previous periods or forecasts. We use these non-GAAP measures, in addition to GAAP financial measures, as the basis for measuring our tax provision and effective tax rate and their effect on our core operating results and future prospects and comparing such performance to that of prior periods and to the performance of our competitors. These measures are also used by us in our financial and operating decision making.

Discontinued Operations

As part of our continued efforts to focus on higher growth opportunities, we have discontinued certain businesses and accounted for them as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations and related cash flows have been presented as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of October 1, 2006 and January 1, 2006.

In September 2005, our Board of Directors approved a plan to divest our Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In November 2005, we sold the Fluid Testing division to Caleb Brett USA Inc. for approximately $34.5 million, resulting in a net pre-tax gain of $30.3 million. In December 2005, we sold the Aerospace division to Eaton Corporation for approximately $333.0 million, resulting in a net pre-tax gain of $250.6 million. These gains were recognized during fiscal 2005 as gains on the dispositions of discontinued operations. We received total cash proceeds in these transactions of approximately $361.1 million. During the first nine months of 2006, we finalized the net working capital adjustments associated with the sales of these businesses and settled a claim related to an employee benefit program, resulting in the recognition of losses in 2006 of $1.3 million and $0.2 million relative to the Aerospace business and the Fluid Testing business, respectively. In February 2006, we sold substantially all of the assets of our Semiconductor business to an entity affiliated with Tara Capital, Inc. for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. The pre-tax gain of $3.8 million, exclusive of additional contingent consideration, was recognized through the first nine months of 2006.

In December 2005, our Board of Directors approved a plan to sell our Lithography business. In June 2005, our Board of Directors approved a plan to shut down our Fiber Optics Test Equipment business. The results of these businesses were previously reported as part of the Optoelectronics segment. During the quarter ended October 1, 2006, we substantially completed the remediation of an environmental matter within the Lithography business, resulting in recognition of a pre-tax loss of $1.1 million. The completion of the shut-down of the Fiber Optics Test Equipment business resulted in a pre-tax loss of $5.2 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value. We recognized the net loss during fiscal 2005.

During 2006 and 2005, we settled various claims under certain long-term contracts and transition services with our Technical Services business, which was sold in August 1999.

During the third quarter of 2006 there was a $1.4 million tax benefit resulting from the inter-period allocation of income tax to the losses from the dispositions of discontinued operations.

The table below summarizes the gains and losses on dispositions of discontinued operations, as discussed above:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)		(In thousands)
Gain on Semiconductor business	$—	$—	$3,750	$—
Loss on Aerospace business	(11)	—	(1,288)	—
Loss on Fluid Testing business	—	—	(234)	—
Loss on Lithography business	(1,079)	—	(1,481)	—
Gain on contract settlements associated with the Technical Services business	467	24	853	424
Gain (loss) on Fiber Optics Test Equipment business	30	126	28	(5,025)
Net gain (loss) on dispositions of other discontinued operations	70	64	(208)	356

Net (loss) gain on dispositions of discontinued operations before income taxes	(523)	214	1,420	(4,245)
(Benefit from) provision for income taxes	(1,361)	26	(205)	292

Gain (loss) on dispositions of discontinued operations, net of income taxes	$838	$188	$1,625	$(4,537)

Summary operating results of the discontinued operations of the Fluid Sciences segment and the Fiber Optics Test Equipment and Lithography businesses for the periods prior to disposition were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)		(In thousands)
Sales	$—	$60,190	$8,705	$176,096
Costs and expenses	—	51,523	9,707	154,948

Operating income (loss) from discontinued operations	—	8,667	(1,002)	21,148
Other expenses, net	—	574	396	1,228

Operating income (loss) from discontinued operations before income taxes	—	8,093	(1,398)	19,920
Provision for (benefit from) income taxes	—	2,917	(373)	7,456

Income (loss) from discontinued operations, net of taxes	$—	$5,176	$(1,025)	$12,464

Contingencies

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $3.7 million as of October 1, 2006, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations or cash flows.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Discovery is ongoing. The court has set a schedule for filing of summary judgment motions commencing on January 3, 2007, but has not set a date for trial.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against our subsidiary, alleging that our ViewLux™ and certain of its Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of our United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that our same products infringe one corresponding Amersham patent in the United Kingdom, which was granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. We filed answers and counterclaims in both cases. On October 29, 2003, we filed a complaint, which was subsequently amended, against Amersham in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of our patents related to high-throughput screening (the “MA case”). We seek injunctive and monetary relief. Amersham subsequently filed an answer and counterclaims. After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to us. Amersham’s appeal of the ruling in the UK case is scheduled to be heard in early 2007. In May 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. We have filed a motion asking the court to reconsider that decision. Discovery has not yet been completed in either the NJ or MA case, nor has a trial date been set in either case. A voluntary mediation occurred in September 2006, but did not result in a resolution of these matters. Fact discovery, which was stayed pending the mediation, has now resumed.

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

During 2005, the Internal Revenue Service concluded its audit of federal income taxes for the years 1999 through 2002. We have agreed to the conclusions of the Internal Revenue Service in all matters with the exception of one, and have filed a single issue protest with the Appeals Division of the Internal Revenue Service. We expect to resolve the matter in the first half of 2007. Regardless of the outcome of the protest, we do not expect the final resolution to significantly impact our financial position, results of operations or cash flows in 2007.

We are under regular examination by tax authorities in the United States and other countries (such as Germany and the United Kingdom) in which we have significant business operations. The tax years under examination vary by jurisdiction. We regularly assess the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. We have established income tax reserves which we believe to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as additional information becomes available and when an event occurs requiring a change to the reserves. The resolution of tax matters is not expected to have a material effect on our consolidated financial condition.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We have established accruals for potential losses that we believe are probable and reasonably estimable. In the opinion of our management, based on our review of the information available at this time, the total cost of resolving these other contingencies at October 1, 2006, should not have a material adverse effect on our consolidated financial statements.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

Sales for the third quarter of 2006 were $283.5 million, versus $259.1 million for the third quarter of 2005, an increase of $24.4 million, or 9%. Acquisitions increased sales in the third quarter of 2006 by $7.1 million, as compared to the third quarter of 2005. Changes in foreign exchange rates accounted for an increase in sales of $5.2 million in the third quarter of 2006 as compared to the third quarter of 2005. The analysis in the remainder of this paragraph compares selected sales by market and product type for the third quarter of 2006, as compared to the third quarter of 2005, and includes the effect of foreign exchange rate fluctuations and acquisitions. Sales to genetic screening customers increased $10.5 million, our OneSource™ laboratory service sales increased by $9.3 million, and sales to environmental and chemical analysis customers increased $4.7 million. Biopharma sales were unchanged from the comparable period from the prior year. Sales by type of product included increases in instruments of $14.4 million, service of $9.3 million and consumables of $0.7 million.

Sales for the nine-month period ended October 1, 2006 were $823.9 million, versus $794.6 million for the nine-month period ended October 2, 2005, an increase of $29.3 million, or 4%. The effect of acquisitions increased our sales for the nine-month period ended October 1, 2006 by $9.5 million, as compared to the nine-month period ended October 2, 2005. Changes in foreign exchange rates decreased sales by approximately $1.7 million in the nine-month period ended October 1, 2006, as compared to the nine-month period ended October 2, 2005. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the nine-month period ended October 1, 2006, as compared to the nine-month period ended October 2, 2005, and includes the effect of foreign exchange rate fluctuations and acquisitions. Our OneSource™ laboratory service sales increased by $17.4 million, sales to genetic screening customers increased by $16.9 million, and sales to environmental and chemical analysis customers increased by $8.6 million, while sales to biopharmaceutical customers decreased by $13.6 million. Sales by type of product included increases in sales of service of $17.4 million and instruments of $16.8 million offset by decreases in consumables and reagents of $5.0 million.

Operating profit for the third quarter of 2006 was $25.3 million, versus $26.7 million for the third quarter of 2005, a decrease of $1.4 million, or 5%. The decrease in operating profit in the third quarter of 2006 as compared to the third quarter of 2005 was primarily the result of an increase in amortization expense and the inclusion of stock option expense, as well as a decrease in gross margin percentage. The decrease in gross margin percentage is due to unusually high gross margins in the prior year resulting from favorable product mix in the third quarter of 2005 in addition to unfavorable commodity costs in the third quarter of 2006, partially offset by efficiencies gained through increased production volume and successful execution of productivity initiatives. The third quarter of 2006 includes stock option expense of $1.0 million. Amortization of intangible assets was $8.4 million for the third quarter of 2006 and $6.5 million for the third quarter of 2005.

Operating profit for the nine-month period ended October 1, 2006 was $74.4 million, versus $64.3 million for the nine-month period ended October 2, 2005, an increase of $10.1 million, or 16%. The increase in operating profit in the nine-month period ended October 1, 2006 as compared to the nine-month period ended October 2, 2005 was primarily the result of a decrease in restructuring charges from $11.0 million in 2005 to $1.1 million in 2006, offset by a decrease in gross margin percentage. The decrease in gross margin percentage is due to unusually high gross margins in the prior year resulting from favorable product mix in the third quarter of 2005 in addition to unfavorable commodity costs in the third quarter of 2006, partially offset by efficiencies gained through increased production volume and successful execution of productivity initiatives. The nine-month period ended October 1, 2006 includes stock option expense of $2.3 million. Amortization of intangible assets was $22.3 million for the nine-month period ended October 1, 2006 and $19.6 million for the nine-month period ended October 2, 2005.

Optoelectronics

Sales for the third quarter of 2006 were $103.4 million, versus $100.9 million for the third quarter of 2005, an increase of $2.5 million, or 2%. Changes in foreign exchange rates accounted for an increase in sales of $1.1 million in the third quarter of 2006, as compared to the third quarter of 2005. The analysis in the remainder of this paragraph compares selected sales by product type for the third quarter of 2006, as compared to the third quarter of 2005, and includes the effect of foreign exchange fluctuations and acquisitions. Sales of our digital imaging products increased by $4.0 million, while sales within our sensors and specialty lighting product lines decreased $1.5 million as compared to the prior year.

Sales for the nine-month period ended October 1, 2006 were $295.5 million, versus $291.5 million for the nine-month period ended October 2, 2005, an increase of $3.9 million, or 1%. The effect of acquisitions increased our sales for the nine-month period ended October 1, 2006 by $0.6 million, as compared to the nine-month period ended October 2, 2005. Changes in foreign exchange rates decreased sales by approximately $0.5 million in the nine-month period ended October 1, 2006, as compared to sales in the nine-month period ended October 2, 2005. The analysis in the remainder of this paragraph compares selected sales by product type for the nine-month period ended October 1, 2006, as compared to the nine-month period ended October 2, 2005, and includes the effect of foreign exchange fluctuations and acquisitions. Sales of our digital imaging products increased by $9.2 million, while sales within our sensors and specialty lighting product lines decreased $5.3 million.

Operating profit for the third quarter of 2006 was $20.1 million, versus $20.8 million for the third quarter of 2005, a decrease of $0.7 million, or 3%. This decrease in operating profit was primarily the result of a decrease in gross margin percentage. The decrease in gross margin percentage is due to unusually high gross margins in the prior year resulting from favorable customer mix in the third quarter of 2005, unfavorable commodity costs in the third quarter of 2006 and capacity issues within the amorphous silicon business, offset by successful execution of productivity initiatives. The operating profit for the third quarter of 2006 includes stock option expense of $0.4 million. Amortization of intangible assets was $0.6 million for the third quarter of 2006, which was unchanged from the third quarter of 2005.

Operating profit for the nine-month period ended October 1, 2006 was $50.2 million, versus $47.2 million for the nine-month period ended October 2, 2005, an increase of $3.1 million, or 6%. The increase in operating profit in the nine-month period ended October 1, 2006, as compared to the nine-month period ended October 2, 2005, was primarily the result of a $1.4 million restructuring credit in 2006 as compared to the $3.2 million restructuring charge in 2005, offset by a decrease in gross margin percentage. The decrease in gross margin percentage is due to unusually high gross margins in the prior year resulting from favorable customer mix in the third quarter of 2005, unfavorable commodity costs in the third quarter of 2006 and capacity issues within the amorphous silicon business, offset by successful execution of productivity initiatives. The nine-month period ended October 1, 2006 includes stock option expense of $1.1 million. Amortization of intangible assets was $1.9 million and $2.0 million for the nine-month periods ended October 1, 2006 and October 2, 2005, respectively. The nine-month period ended October 2, 2005 also included a $0.2 million charge for in-process research and development related to the acquisition of the capital stock of Elcos AG, a leading European designer and manufacturer of custom light emitting diode, or LED, solutions for biomedical and industrial applications.

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

In October 2005 our Board of Directors reaffirmed our authority to repurchase up to 10.0 million shares of our common stock from time to time on the open market or in privately negotiated transactions. During the third quarter of 2006 we completed our repurchase of 10.0 million shares in the aggregate under the Program. On November 6, 2006, we announced that our Board of Directors authorized us to repurchase up to 10.0 million additional shares of our common stock under a new stock repurchase program (the “New Program”). The New Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board. The timing and amount of any shares repurchased will be determined based on our evaluation of market conditions and other factors. The New Program may also be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our stock plans and for other corporate programs. If we continue to repurchase shares, the repurchase program will be funded using our existing financial resources, including cash and cash equivalents and our existing senior unsecured revolving credit facility. At October 1, 2006, we had cash and cash equivalents of approximately $207.1 million.

Cash Flows

Operating Activities. Net cash generated by continuing operations operating activities was $43.2 million for the nine months ended October 1, 2006, compared to net cash generated by continuing operations operating activities of $109.9 million for the nine months ended October 2, 2005. Principal contributors to the generation of cash from operating activities during the nine months ended October 1, 2006 were net income from continuing operations of $77.3 million and depreciation and amortization of $50.9 million. These amounts were offset in part by taxes paid on divestitures of $60.0 million and an increase in net working capital of $10.3 million. Contributing to the net increase in working capital in the nine months ended October 1, 2006 was an increase in inventory of $13.3 million and a decrease in accounts payable of $10.0 million, offset in part by a decrease in accounts receivable of $13.0 million. Strong performance in accounts receivable collections in the Life and Analytical Sciences segment was partially offset by increased accounts payable disbursements in both the Life and Analytical Sciences and Optoelectronics segments. The increase in inventory is primarily the result of expanding the amount of inventory held at service locations to improve customer satisfaction within the Life and Analytical Sciences segment. There was no incremental use of our accounts receivable securitization facility during the first nine months of 2006, which totaled $45.0 million at both October 1, 2006 and January 1, 2006. Net cash used for changes in accrued expenses, other assets and liabilities and other items totaled $14.7 million during the first nine months of 2006, and primarily relates to timing of tax, salary and benefit related payments.

Investing Activities. Net cash used in continuing operations investing activities was $94.5 million in the nine months ended October 1, 2006, compared to $14.7 million of cash used in the nine months ended October 2, 2005. Included in the first nine months of 2006 was $25.0 million of net proceeds received from the sale of our semiconductor business and $6.3 million of net proceeds from the dispositions of certain investments. This was offset by approximately $93.5 million of net cash used for acquisitions. In addition, we incurred $12.1 million of business development transaction costs, earn-out payments and other costs in connection with these and previous transactions. Capital expenditures in the nine months ended October 1, 2006 were $31.0 million, mainly in the areas of tooling and other capital equipment purchases, in addition to facility improvements. These cash outflows were partially offset by $7.1 million received from the sale of property, plant and equipment and $3.8 million from the settlement of life insurance policies.

Financing Activities. Net cash used in continuing operations financing activities was $253.7 million in the nine months ended October 1, 2006, compared to $122.9 million in the nine months ended October 2, 2005, an increase of $130.8 million, or 106%. In the nine months ended October 1, 2006, we repurchased in the open market 8.9 million shares of our common stock at a total cost of $190.1 million. Debt reductions during the first nine months of 2006 totaled $56.6 million, compared to reductions in the first nine months of 2005 of $104.1 million. These uses of cash were offset by proceeds from common stock option exercises of $17.4 million and the related tax benefit of $4.0 million. In addition, we paid $26.9 million in dividends in the first nine months of 2006.

Borrowing Arrangements

Senior Unsecured Credit Facility. On October 31, 2005, we entered into a $350.0 million five-year senior unsecured revolving credit facility. Letters of credit in the aggregate amount of approximately $15.0 million, originally issued under our previous credit agreement, are treated as issued under this agreement. We use the senior unsecured revolving credit facility for general corporate purposes which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The Eurocurrency margin as of October 1, 2006 was 60 basis points. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. As of October 1, 2006, there were approximately $200.9 million of borrowings under the facility.

Our senior unsecured revolving credit facility contains covenants that require us to maintain specific financial ratios, including:

•	A minimum interest coverage ratio, and

•	A maximum total leverage ratio.

We were in compliance with all covenants as of October 1, 2006.

Off-Balance Sheet Arrangements

Receivables Securitization Facility

We have established a wholly-owned consolidated subsidiary to purchase, on a revolving basis, certain of our accounts receivable balances and simultaneously sell an undivided interest in this pool of receivables to a financial institution. This facility, which is currently scheduled to expire in January 2007, provides for total funding capacity of $65.0 million to expand our sources of liquidity. The amount available for funding is based on the amount of receivables purchased by the consolidated subsidiary in any given month. Amounts funded under this facility were $45.0 million at both October 1, 2006 and January 1, 2006. As of October 1, 2006, we had approximately $20.0 million of capacity available under the facility. The facility had an effective interest rate of LIBOR plus approximately 50 basis points as of October 1, 2006. The facility includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. In January 2006, we entered into an agreement to extend the term of our accounts receivable securitization facility to January 26, 2007.

Dividends

Our Board of Directors declared regular quarterly cash dividends of seven cents per share in the first three quarters of 2006 and in each quarter of 2005.

Effects of Recently Adopted Accounting Pronouncement

Effective January 2, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires compensation costs related to stock-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Prior to January 2, 2006, we applied the intrinsic value based method prescribed in APB Opinion No. 25, as permitted by SFAS No. 123, in accounting for employee stock-based compensation. We generally did not recognize compensation expense in connection with the grant of stock options because the options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In transitioning from APB Opinion No. 25 to SFAS No. 123(R), we have applied the modified prospective method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in periods after adoption includes (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), less estimated forfeitures.

The total stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units and performance units was $4.5 million and $10.7 million for the three and nine months ended October 1, 2006, respectively. The total income tax benefit recognized in the consolidated income statements for stock-

based compensation was $1.4 million and $3.5 million for the three and nine months ended October 1, 2006, respectively. At October 1, 2006, total unrecognized stock-based compensation expense, expected to be recognized over a weighted average period of 1.7 fiscal years, amounted to $12.7 million. Total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures, if any.

Prior to the adoption of SFAS No. 123(R), we presented all excess tax benefits related to stock compensation as cash flows from operating activities in our statement of consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from these tax benefits to be classified as cash flows from financing activities. In the first nine months of fiscal 2006, the tax benefit from the exercise of stock options was $4.0 million, which was classified as cash flows from financing activities.

Effects of Recently Issued Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. We will be required to adopt SAB 108 in the fourth quarter of fiscal year 2006. We do not anticipate that the adoption of SAB 108 will have a material impact on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact, if any, on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for our fiscal year ending December 31, 2006.

We are currently evaluating the requirements of SFAS No. 158 and have not yet determined the impact on our consolidated financial statements. The effect of adopting SFAS No. 158 may have an impact on our consolidated balance sheets, but no impact to our consolidated income statements or statements of cash flows. The actual impact of adopting SFAS No. 158 will be dependent upon the fair value of plan assets and the amount of projected benefit obligations measured as of December 31, 2006. We do not anticipate an impact on our compliance with the financial covenants contained in our loan agreement, described in more detail in Note 5 to our consolidated financial statements, from the adoption of SFAS No. 158.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements of an entity in accordance with SFAS No. 109, “Accounting for Income Taxes.” The new interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt FIN No. 48 in the first quarter of fiscal year 2007. We are currently evaluating the requirements of FIN No. 48 and have not yet determined the impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market Risk. We are exposed to market risks, relating to both currency exchange rates and interest rates. On occasion, in order to manage the volatility relating to these exposures, we may enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure supplements the disclosure provided under the heading, “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” in our 2005 Form 10-K.

Foreign Exchange Risk. The potential change in foreign currency exchange rates offers a substantial risk to us, as approximately 60% of our business is conducted outside of the U.S., generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain balance sheet foreign currency transaction exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). The periods of these forward contracts typically span less than three months. We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $198.1 million at October 1, 2006 and $172.6 million on October 2, 2005. For the nine months ended October 1, 2006, we did not engage in any cash flow hedges. However, we are able to partially mitigate the impact that fluctuations in currencies have on our net income as a result of our manufacturing facilities located in countries outside the U.S., material sourcing and other spending which occur in countries outside the U.S resulting in a natural hedge. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact business, generally sales and net income will be positively but not proportionately impacted.

Foreign Currency Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in our 2005 Form 10-K. These measures continue to approximate our risks.

Interest Rate Risk. Our debt portfolio, after consideration of the tender offer and repayment of the 6.8% Notes, includes primarily variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows (as they relate to interest) and our earnings.

Interest Rate Risk—Sensitivity. Our annual report on Form 10-K for the fiscal year ended January 1, 2006 presents sensitivity measures for our interest rate risk. We refer to our 2005 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended October 1, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of our quarter ended October 1, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively “Enzo”) filed a complaint in federal court in New York against us, one of our subsidiaries and several other companies, which is described in more detail in Note 14 to our condensed consolidated financial statements in this quarterly report. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Discovery is ongoing. The court has set a schedule for filing of summary judgment motions commencing on January 3, 2007, but has not set a date for trial.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint in federal court in New Jersey against one of our subsidiaries, alleging that certain of our subsidiary’s products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On October 29, 2003, we filed a complaint against Amersham in federal court in Massachusetts, alleging that certain of Amersham’s products infringe two of our patents related to high-throughput screening (the “MA case”). On August 18, 2004, Amersham plc filed a complaint in the Patent Court of the English High Court of Justice against two of our United Kingdom-based subsidiaries, alleging that certain of our products infringe one corresponding Amersham United Kingdom patent granted in August 2004 (the “UK case”). These cases are described in more detail in Note 14 to our condensed consolidated financial statements in this quarterly report. After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to us. Amersham’s appeal of the ruling in the UK case is scheduled to be heard in early 2007. In May 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. We have filed a motion asking the court to reconsider that decision. Discovery has not yet been completed in either the NJ or MA case, nor has a trial date been set in either case. A voluntary mediation occurred in September 2006, but did not result in a resolution of these matters. Fact discovery, which was stayed pending the mediation, has now resumed.

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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We have established accruals for potential losses that we believe are probable and reasonably estimable. In the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at October 1, 2006 should not have a material adverse effect on our consolidated financial statements.

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

We have in the past, and may in the future, supplement our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisitions of J.N. Macri Technologies LLC and NTD Laboratories, Inc. in July 2006 and Avalon Instruments Limited in September 2006. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the quarter ended October 1, 2006. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

Our senior unsecured revolving credit facility contains, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. Our new senior unsecured revolving credit facility includes restrictions on our ability and the ability of our subsidiaries to:

•	pay dividends on, redeem or repurchase our capital stock,

•	sell assets,

•	incur obligations that restrict their ability to make dividend or other payments to us,

•	guarantee or secure indebtedness,

•	enter into transactions with affiliates, and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

We are also required to meet specified financial ratios under the terms of our senior unsecured revolving credit facility. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition.

Our failure to comply with any of these restrictions in our senior unsecured revolving credit facility may result in an event of default under that facility, which could permit acceleration of the debt under that facility, and require us to prepay that debt before its scheduled due date.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of October 1, 2006, our total assets included $1.5 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible.

Adverse changes in our business or the failure to grow our Life and Analytical Sciences segment may result in impairment of our intangible assets which could adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2006 – July 30, 2006	0	$0.00	0	3,904,000
July 31, 2006 – August 27, 2006	194,170	17.94	194,170	3,709,830
August 28, 2006 – October 1, 2006	3,709,830	18.90	3,709,830	0

Activity for quarter ended October 1, 2006	3,904,000	$18.86	3,904,000	0

(1)	On October 21, 2005 our Board of Directors reaffirmed our authority to repurchase up to 10,000,000 shares of our common stock, which we publicly disclosed on November 14, 2005 (the “Program”). During the fourth quarter of 2005, we repurchased 1,096,000 shares of our common stock in the open market under the Program at an aggregate cost of $24.4 million, including commissions. During the first quarter of 2006, we repurchased 5,000,000 shares of our common stock in the open market under the Program at an aggregate cost of $116.4 million, including commissions. We did not repurchase any shares of our common stock in the second quarter of 2006. During the third quarter of 2006, we repurchased 3,904,000 shares of our common stock in the open market under the Program at an aggregate cost of $73.7 million, including commissions.

During the third quarter of 2006 we completed our repurchase of 10.0 million shares in the aggregate under the Program. On November 6, 2006, we announced that our Board of Directors authorized us to repurchase up to 10.0 million additional shares of our common stock under a new stock repurchase program (the “New Program”). The New Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board. The New Program may also be suspended or discontinued at any time.

Item 6.	Exhibits

10.1	PerkinElmer’s Amended and Restated 2001 Incentive Plan.

10.2	PerkinElmer’s Amended and Restated Life Sciences Incentive Plan.

10.3	Form of Stock Option Agreement given by PerkinElmer to its executive officers for use under the 2005 Incentive Plan.
10.4	Form of Stock Option Agreement given by PerkinElmer to its chairman and chief executive officer for use under the 2005 Incentive Plan.

10.5	Form of Restricted Stock Agreement given by PerkinElmer to its executive officers for awards with performance-based vesting under the 2005 Incentive Plan.

10.6	Form of Restricted Stock Agreement given by PerkinElmer to its executive officers for awards with time-based vesting under the 2005 Incentive Plan.

10.7	Form of Restricted Stock Unit Agreement given by PerkinElmer to its executive officers under the 2005 Incentive Plan.

10.8	Stock Purchase Agreement, dated as of July 27, 2006, by and between PerkinElmer Holdings, Inc. and James N. Macri was filed with the Securities and Exchange Commission on August 2, 2006 as Exhibit 99.1 to our current report on Form 8-K and is incorporated herein by reference.

10.9	Asset Purchase Agreement, dated as of July 27, 2006, by and among PerkinElmer Singapore Pte Ltd, J.N. Macri Technologies LLC and James N. Macri was filed with the Securities and Exchange Commission on August 2, 2006 as Exhibit 99.2 to our current report on Form 8-K and is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ JEFFREY D. CAPELLO
Jeffrey D. Capello Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 13, 2006

PERKINELMER, INC.

By:	/s/ MICHAEL L. BATTLES
Michael L. Battles Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

November 13, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Name
10.1	PerkinElmer’s Amended and Restated 2001 Incentive Plan.

10.2	PerkinElmer’s Amended and Restated Life Sciences Incentive Plan.

10.3	Form of Stock Option Agreement given by PerkinElmer to its executive officers for use under the 2005 Incentive Plan.

10.4	Form of Stock Option Agreement given by PerkinElmer to its chairman and chief executive officer for use under the 2005 Incentive Plan.

10.5	Form of Restricted Stock Agreement given by PerkinElmer to its executive officers for awards with performance-based vesting under the 2005 Incentive Plan.

10.6	Form of Restricted Stock Agreement given by PerkinElmer to its executive officers for awards with time-based vesting under the 2005 Incentive Plan.

10.7	Form of Restricted Stock Unit Agreement given by PerkinElmer to its executive officers under the 2005 Incentive Plan.

10.8	Stock Purchase Agreement, dated as of July 27, 2006, by and between PerkinElmer Holdings, Inc. and James N. Macri was filed with the Securities and Exchange Commission on August 2, 2006 as Exhibit 99.1 to our current report on Form 8-K and is incorporated herein by reference.

10.9	Asset Purchase Agreement, dated as of July 27, 2006, by and among PerkinElmer Singapore Pte Ltd, J.N. Macri Technologies LLC and James N. Macri was filed with the Securities and Exchange Commission on August 2, 2006 as Exhibit 99.2 to our current report on Form 8-K and is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.