Form 10-K
period 2006-12-31
PERKINELMER INC
filed 2007-03-01
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-5075

PerkinElmer, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2052042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

940 Winter Street, Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code): (781) 663-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 Par Value	New York Stock Exchange

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

The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on June 30, 2006, was $2,458,366,011, based upon the last reported sale of $20.90 per share of common stock on June 30, 2006.

As of February 23, 2007, there were outstanding 121,830,265 shares of common stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 2007 are incorporated by reference into Part III of this Form 10-K.

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

The health sciences markets include all of the businesses in our Life and Analytical Sciences segment and our medical imaging business, as well as elements of the medical sensors and lighting businesses in our Optoelectronics segment. The photonics markets include the remaining businesses in our Optoelectronics segment.

In fiscal 2006, we had $1,546.4 million in sales from continuing operations.

We are a Massachusetts corporation, founded in 1947. Our headquarters are in Waltham, Massachusetts, and we market our products and systems in more than 125 countries. As of December 31, 2006, we had approximately 8,500 employees. Our common stock is listed on the New York Stock Exchange, and we are a component of the S&P 500 Index.

We maintain a website with the address http://www.perkinelmer.com/. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission.

Our Strategy

Our strategy is focused on providing products that drive productivity improvements in the genetic screening, biopharmaceutical, and environmental and chemical end markets within our Life and Analytical Sciences segment and medical digital imaging and photonics within our Optoelectronics segment. To execute on our strategy and drive higher revenue growth, we focus on broadening our product and service offerings through the acquisition of innovative technology and expenditures for research and development. Our strategy includes:

•	Accelerating innovation through both internal research and development and pursuit of third-party collaborations and alliances;

•	Achieving significant growth in both of our segments through strategic acquisitions and licensing;

•

Strengthening our position within the genetic screening, biopharmaceutical, and environmental and chemical end markets by expanding our product and service offerings and maintaining superior product quality;

•	Utilizing our share repurchase programs to help drive shareholder value; and

•	Attracting, retaining and developing talented and motivated employees.

Recent Developments

As part of our strategy to grow our core businesses, we have taken the following actions in recent years:

Acquisitions:

Agilix Corporation. In February 2006, we acquired specified assets of Agilix Corporation (“Agilix”) for approximately $8.7 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us. Assets acquired primarily relate to Agilix’s core technology which centers around labeling technology using isobaric mass tags that allow for the simultaneous quantification of molecules, such as proteins, from multiple samples.

Spectral Genomics, Inc. In April 2006, we acquired specified assets and assumed specified liabilities of Spectral Genomics, Inc. (“Spectral”), a leader in molecular karyotyping technology used to evaluate chromosomal abnormalities. Consideration for the transaction was approximately $12.1 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us. We will make a $1.9 million payment in the first quarter of 2007, as well as royalty payments based on future sales, to license additional intellectual property rights from a third party.

Clinical & Analytical Service Solutions Ltd. In June 2006, we acquired the stock of Clinical & Analytical Service Solutions Ltd. (“C&A”), a scientific equipment asset and managed maintenance company serving the pharmaceutical, biotechnology and healthcare markets. Consideration for the transaction was approximately $12.4 million in cash, net of cash acquired, plus potential additional contingent consideration, which we expect to be immaterial to us.

J.N. Macri Technologies LLC and NTD Laboratories, Inc. In July 2006, we acquired specified assets and assumed specified liabilities of J.N. Macri Technologies LLC (“Macri”) and acquired the stock of NTD Laboratories, Inc. (“NTD”). Macri holds and licenses global patents related to free beta Human Chorionic Gonadotropin (“free Beta hCG”). Free Beta hCG is a peptide hormone produced in the early stage of pregnancy that is widely recognized as an important biomarker for first-trimester prenatal risk assessment. NTD is a laboratory specializing in prenatal risk assessment and offers laboratory developed and validated testing under the brand name UltraScreen®, of which free Beta hCG is an important component. Aggregate consideration for these transactions was $55.2 million in cash, net of cash acquired.

Avalon Instruments Limited. In September 2006, we acquired the stock of Avalon Instruments Limited (“Avalon”). The acquisition of Avalon expands and complements our molecular spectroscopy product portfolio by adding a family of innovative bench-top dispersive Raman spectrometers. Raman spectroscopy identifies and characterizes the composition of both organic and inorganic materials in a wide range of applications. Consideration for this transaction was $5.4 million in cash, net of cash acquired, plus potential additional contingent consideration, which we expect to be immaterial to us.

Triton Technology Ltd. In December 2006, we acquired specified assets of Triton Technology Ltd (“Triton”). We acquired from Triton a line of Dynamic Mechanical Analysis (“DMA”) products. The DMA products offer a thermal analysis tool that is used by scientists in the polymers, pharmaceuticals and food industries for diverse applications ranging from simple quality control to advanced research. Consideration for this transaction was $2.3 million in cash at the closing, plus additional cash payments of $1.6 million in 2007.

Evotec Technologies GmbH. In January 2007, we acquired the stock of Evotec Technologies GmbH (“Evotec”). The acquisition is intended to allow us to provide our customers in the pharmaceutical, biotechnology and academic arenas with Evotec’s high content screening (“HCS”) instruments and software. These analysis tools determine the composition of cells and cell structure, a critical step in moving potential drug targets quickly through the discovery process. Consideration for this transaction was approximately $33.0 million in cash, subject to a net working capital adjustment.

Euroscreen Products S.A. In January 2007, we acquired the stock of Euroscreen Products S.A. (“Euroscreen”), a developer of the AequoScreen™ cellular assay platform. The AequoScreen™ platform from Euroscreen is based on an innovative luminescence technology that generates higher quality data, while reducing the number of false positives in G protein-coupled receptor (“GPCR”) screening applications. Consideration for this transaction was approximately $18.1 million in cash.

The operations for each of these acquisitions completed in 2006 are reported within the results of our Life and Analytical Sciences segment from the acquisition date. The operations subsequent to the acquisitions, individually and in the aggregate, did not have a material effect on our financial position, results of operations or cash flows.

Research and Development Expenses:

Research and development expenses were $99.7 million in 2006 and $87.4 million for 2005, an increase of $12.3 million, or 14%. We directed our research and development efforts during 2006 and 2005 primarily toward genetic screening, biopharmaceutical, and environmental and chemical end markets within our Life and Analytical Sciences segment and medical digital imaging and photonics within our Optoelectronics segment in order to help accelerate our growth initiatives. We expect our research and development spending to increase on both an absolute and percentage-of-sales basis in 2007 and to continue to emphasize these same markets.

Share Repurchase Program:

During 2006, we repurchased in the open market 8.9 million shares of our common stock at an aggregate cost of $190.1 million, including commissions. These repurchases were made pursuant to our stock repurchase program announced in November 2005 (the “Program”). The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. On November 6, 2006, we announced that our Board of Directors authorized us to repurchase up to 10.0 million additional shares of our common stock under a new stock repurchase program (the “New Program”). The New Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board. The New Program may also be suspended or discontinued at any time. From January 1, 2007 through February 23, 2007, we repurchased 2.4 million shares of our common stock in the open market under the New Program at an aggregate cost of $57.0 million, including commissions. We are likely to have adequate financial flexibility to fund additional share repurchases given current cash and debt levels.

We have also taken the following actions in recent years to further focus our core businesses:

Restructuring:

During the second quarter of 2006, our management approved a plan for workforce reductions in two locations in the United States as we shift resources into product lines that are more consistent with our growth strategy. We refer to this plan as our Q2 2006 Plan. The actions within the Q2 2006 Plan related to workforce reductions resulting from reorganization activities within the Life and Analytical Sciences segment. We completed notifying affected employees on June 30, 2006. As a result of this plan for workforce reductions, we recorded a pre-tax restructuring charge of $0.8 million during the second quarter of 2006. In addition, during the fourth quarter of 2005, we had recognized a $2.2 million restructuring charge in the Life and Analytical Sciences segment and a $6.0 million restructuring charge in the Optoelectronics segment (the “Q4 2005 Plan”). The principal actions in the Q4 2005 Plan were workforce reductions and the closure of several facilities resulting from reorganization activities to shift resources into geographic regions and product lines that were more consistent with our growth strategy.

During 2006, we recorded a pre-tax restructuring reversal, net, of $1.2 million relating to our Q4 2005 Plan due to the completion in June 2006 of the sale of a building previously reserved for as part of the Q4 2005 Plan, partially offset by higher than expected severance costs. The amount of the proceeds from the sale of the building in excess of the current book value of the building was recorded as a pre-tax restructuring reversal within our Optoelectronics segment. During 2006, we also recorded a pre-tax restructuring reversal of $0.6 million relating to our Q2 2005 plan due to lower than expected employee separation costs associated with both the Life and Analytical Sciences and Optoelectronics segments, and a pre-tax restructuring reversal of $2.7 million relating to the Q4 2002 Plan due to the completion in December 2006 of the sale of a building previously reserved for in the Q4 2002 Plan. The amount of the proceeds from this sale in excess of the current book value of the property was recorded as a pre-tax restructuring reversal within our Life and Analytical Sciences segment.

During 2005, we recorded $22.1 million in restructuring and integration charges. During the second and fourth quarters of 2005, our management approved separate plans to terminate employees in several locations as we shift into geographic regions and product lines that are more consistent with our growth strategy. As a result of these plans of termination, we incurred pre-tax restructuring charges of approximately $9.9 million. Also, as part of our planned effort to consolidate our operations, we closed one of our Optoelectronics properties. As a result, we recorded an additional pre-tax restructuring charge during fiscal 2005 of approximately $6.1 million which consisted primarily of an impairment charge related to this facility. In addition, due to a soft sublease market, we increased our reserves for our financial obligations under several leases associated with previous restructurings in 2001 and 2002. As a result, we recorded an additional pre-tax restructuring charge during fiscal 2005 of approximately $6.1 million which is expected to be paid through 2014.

Fluid Sciences Segment Divestiture:

In September 2005, our Board of Directors approved a plan to divest our Fluid Sciences segment to increase our strategic focus on higher growth markets within our Life and Analytical Sciences and Optoelectronics segments. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. We have reflected this segment as a discontinued operation for all periods presented in this annual report on Form 10-K. In November 2005, we sold the Fluid Testing business for approximately $34.5 million, resulting in a net pre-tax gain of $30.3 million. In December 2005, we sold the Aerospace business for approximately $333.0 million, resulting in a net pre-tax gain of $250.6 million. In February 2006, we sold substantially all of the assets of our Fluid Sciences Semiconductor business for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. We recognized a pre-tax gain of $3.8 million, exclusive of additional contingent consideration, in 2006. We recognized these gains during fiscal 2006 and 2005 as gains on the disposition of discontinued operations. We received total cash proceeds for these transactions of approximately $390.0 million.

Life and Analytical Sciences

Our Life and Analytical Sciences segment is a leading provider of biopharmaceutical, genetic screening and environmental and chemical sciences solutions, including instruments, reagents, software, applications and services. Our instruments are used in daily applications for scientific research and clinical applications. Our research products provide the fundamental tools necessary for a variety of applications that are critical to the development of many of our customers’ new products and academic projects. In fiscal 2006, our Life and Analytical Sciences segment generated sales of $1,144.6 million.

For drug discovery and development, we offer a wide range of systems consisting of instrumentation, software and consumables, including reagents, based on our core expertise in cellular sciences, time resolved fluorescence, chemiluminescence, radioactive labeling and the detection of proteins and nucleic acids. We sell our drug discovery and development solutions to pharmaceutical, biotechnology and academic research customers around the world.

For genetic screening and clinical laboratories, we provide instrumentation, software, reagents and analytical tools to test for various inherited metabolic or endocrinological disorders in newborns and to assess risk during pregnancy. Our product range includes both screening and confirmatory diagnostic products. We sell our genetic screening solutions to public health authorities, private health care organizations and doctors around the world.

For environmental and chemical analysis, we offer analytical tools employing technologies such as molecular and atomic spectroscopy, high performance liquid chromatography, gas chromatography and thermal analysis. Our instruments and related application solutions measure a range of substances from biomolecular matter to organic and inorganic chemicals. We sell these products to pharmaceutical manufacturers and customers in the forensics environmental, food and beverage, and chemical markets. These customers use our instruments in various applications to verify the identity, quality or composition of the materials they examine.

For service and support, we offer customers a range of products including service plans, preventive maintenance, qualification, training, and upgrades. OneSource®, our maintenance management platform, helps customers consolidate the essential maintenance and asset management needs of their laboratory(s). Through acquisitions, our services have expanded to include a broad range of multi-vendor maintenance solutions.

Principal Products. The principal products of our Life and Analytical Sciences business include:

•

DELFIA® Xpress, a complete solution for prenatal screening is a fast, continuous loading system supported by kits for both first and second trimester analyses, and clinically validated LifeCycle™ software.

•	The NeoGram™ MS/MS AAAC in vitro diagnostic kit to support detection of metabolic disorders in newborns by tandem mass spectrometry.

•

The Clarus® 500 gas chromatograph, mass spectrometer and TurboMatrix™ family of sample-handling equipment. These instruments are used for compound identification and quantization in the environmental, petrochemical, forensics, food, pharmaceutical and semiconductor industries.

•

The Series 200 family of high performance liquid chromatography (“HPLC”) systems is used to identify and quantify compounds for applications in the environmental, food and beverage, and pharmaceutical industries.

•

The PerkinElmer family of inorganic analysis instrumentation, including the AAnalyst™ series of atomic absorption spectrometers, the Optima™ family of inductively coupled plasma (“ICP”) spectrometers and the ELAN® family of ICP mass spectrometers. These instruments are used in the environmental and chemical industries, among others, to determine the elemental content of a sample.

•

Spectrum™ 100 and 100N high performance Fourier Transform Infrared (“FT-IR”) and Fourier Transform Near-Infrared (“FT-NIR”) spectrometers provide a wide range of capabilities for infrared analysis in pharmaceuticals, fine chemicals, polymers, plastics and many other industries.

•

The LABWORKS™ laboratory information management system (“LIMS”). This robust information management system enables scientists to store, share and create reports on laboratory data in both small and large laboratory environments.

•

The LumiLux™ cellular screening platform enables ultra-high throughput flash and glow luminescence cellular screening with all types of cells in 1536-well format, and features an integrated cell stirrer.

•

Biochemical and cellular reagents, such as LANCE® and AlphaScreen® assay technologies, fluorescent labeled probes and GPCR cell lines and membranes. These reagents are used in and support a broad and flexible range of assays used for drug discovery, functional genomics, proteomics, and genotyping.

•	EnVision™, a multilabel reader used in a wide range of high-throughput screening applications. It features two detectors enabling simultaneous dual wavelength reading, below emission reading, barcode readers, a high speed light source and adjustment of measurement height function. The instrument is fully configurable, accepting microplates from 96 to 1,536 wells, and can be integrated into robotic systems.

•

The JANUS® Automated Workstation, an automation and liquid handling system consisting of a modular platform that enables one or two pipetting arms with different tip configurations as well as one-plate movement arm on a single workstation. JANUS is designed for the efficient automation of sample preparation procedures utilized in pharmaceutical, biotech, and research applications.

•	The UltraVIEW™ ERS Confocal Imaging System. This high-resolution, live cell imaging system allows for the observation and measurement of cellular and molecular processes.

New Products. New product releases in 2006 by our Life and Analytical Sciences business include:

•	The JANUS® Cellular Workstation, a fully automated liquid handling platform designed for cellular assays.

•	The FlexDrop™ PLUS Precision Reagent Dispenser for sample dispensing at nanoliter volumes.

•	LANCE® Ultra is a homogenous series of Time Resolved-Fluorescence Resonance Energy Transfer assays enabling higher sensitivity and productivity for GPCR and Kinase drug discovery applications.

•	The Geliance™ series is a new line of high-performance bio-imaging systems for DNA, RNA and protein chemiluminescent and fluorescent experiments.

•

The PhotoKinesis Accessory™ for the UltraVIEW™ Live Cell Imaging System improves the researcher’s ability to study fast-moving cells and rapid events in live cells using Fluorescence Recovery After Photobleaching (“FRAP”) and similar techniques.

•

ExacTag™ mass tags are a family of thiol and amine reactive isobaric mass tags for the quantification of protein expression and enable analysis of protein expression pharmacodynamics. Phos-tools, consisting of the Phos-trap™ and Phos-tag™ products, provide selectivity for the enrichment and detection of protein phosphorylation.

•	The Spectral Genomics Array Comparative Genomic Hybridization (“CGH”) Platform provides tools for improving gene expression validation, molecular karyotyping and genome profiling.

•	The CS Autoplex Workstation is designed to automate high content xMAP® technology assays utilizing the JANUS® Automated Workstation.

•

AlphaLISA™ is a homogeneous (all-in-one well) assay platform that provides an alternative to conventional Enzyme Linked ImmunoSorbent Assay (“ELISA”) techniques. Its high throughput capability and dynamic range enable researchers to miniaturize and automate ELISA-based assays used in drug discovery.

•

Ultra-Screen® is a first-trimester prenatal screening protocol combining ultrasound measurement of the fluid accumulation behind the neck of the fetus (nuchal translucency) with maternal serum markers. It is designed to provide patient specific risk for Down Syndrome, trisomy 18 and other chromosomal abnormalities.

•	The AutoPuncher™ automates the separation and handling of dried blood samples used in newborn screening.

•

The Optima™ 5000 Series of inductively coupled plasma optical emission spectroscopy (“ICP-OES”) instruments, enabling laboratories in the environmental, specialty metals, food, academic and governmental sectors to efficiently measure the composition of solutions.

•

The Clarus® 600 series Gas Chromatograph (“GC”) and Gas Chromatograph/Mass Spectrometers (“GC/MS”), which offer rapid heat-up and cool-down rates, allowing laboratories to reduce analytical cycle times.

•

The Spotlight™ 400 Fourier Transform Infrared (“FT-IR”) and 400N Fourier Transform Near-Infrared (“FT-NIR”) Imaging Systems are used in product defect analysis, product performance, formulation, trace evidence testing and academic research. These systems serve a wide range of end markets, including polymers, chemicals and materials, academic research, pharmaceutical, cosmetics and forensics.

•

The Jade™ Differential Scanning Calorimeter (“DSC”) is a part of our complete line of thermal analysis tools used for a range of quality assurance/quality control applications, as well as for educational purposes.

•

The RamanStation™ 400 is a benchtop Raman spectrometer that provides labs with the ability to analyze solids, liquids, powders, gels, slurries and aqueous solutions in bulk or to address variation in sample distribution with imaging. The technology is applicable to a wide array of end markets, including pharmaceuticals, chemicals, forensics and academia.

•	The DMA 8000 is a thermal analysis system used by scientists in the polymers, composites, pharmaceuticals and food industries for applications ranging from simple quality control to advanced research.

Brand Names. Our Life and Analytical Sciences segment offers additional products under various brand names, including Wallac®, Packard®, NEN®, OneSource®, AutoDELFIA®, Evolution™, Chromera™, MultiPROBE®, FlashBlue™, ScanArray™ and Victor™.

Optoelectronics

Our Optoelectronics segment provides a broad range of digital imaging, sensor and specialty lighting components used in biomedical, consumer products, and other specialty end markets. For fiscal 2006, our Optoelectronics segment generated sales of $401.8 million.

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

•	Cermax® xenon short arc lamps and fiber optic light sources used in diagnostic and surgical endoscopes, surgical headlamps, microscopes and phototherapy systems.

•

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

•	Thermopile temperature sensors used in digital ear thermometers.

•

LED light sources coupled with photodiodes for signal detection, used in sensor modules for hand-held blood glucose meters. The sensing module represents the optical detection unit of the system. An LED-based reflective sensor is incorporated into the blood glucose meter to read out tracking information on the consumables.

•

Avalanche photodiode detectors for molecular imaging instrumentation, including pre-clinical Positron Emission Tomography (“PET”) scanners used by the medical research community to image molecular biology activity in small animals.

•	Xenon flashtubes for use in mobile phone cameras, digital still cameras, 35mm compact cameras and single use cameras.

•

Optical sensors used in a variety of safety and security applications, including x-ray luggage screening and smoke alarms, consumer applications such as laser printers, copiers, HVAC systems for monitoring of harmful gases in households, various automotive applications, and smart weaponry.

•	Linear xenon and argon flashlamps used in solid-state lasers in machine tools and other industrial applications.

•	Charge-coupled device cameras, which are used to detect defects in manufacturing processes, pilot vision systems and document sorting.

•	A range of products used in military and aerospace applications including lighting, detonators, power supplies and other specialty components.

•

Cermax® xenon lamps utilized in front projection applications for home theater and larger venues such as conference rooms and auditoriums which are able to deliver the required brightness while minimizing sacrifices in color performance.

New Products. New product releases in 2006 by our Optoelectronics business include:

•

New amorphous silicon flat panel detectors, which offer improved image quality, higher resolution, and speed and frame rates comparable to video and are used for digital acquisition of x-ray images for diagnostic medical and industrial inspection applications.

•

Trim Xe™ family of xenon flash products for digital still cameras and mobile phone camera applications. The Trim Xe delivers a 35% reduction in module size over prior generation xenon products, 1000x greater brightness than the brightest LEDs in consumer photography applications, and enables greater than 100x faster shutter speed and shorter exposure time than with LEDs.

•

DigiPyro™, a dual-element pyroelectric infrared sensor for motion detection applications. The DigiPyro delivers performance advantages over analog pyrodetectors including significantly improved electromagnetic interference immunity, and space and cost savings from fewer components.

•

AesthetiPak™, a water-cooled cartridge for use in intense pulsed light treatment systems. The new cartridge can be utilized in a broad range of light-based aesthetic and medical procedures including skin rejuvenation, dermatological treatments and hair removal.

•

Pulsed EPI-Cavity Lasers, a compact pulsed laser chip series including both dual and triple EPI-Cavity Lasers, provides reliable, high output power in a small emitting area. The lasers are suitable for integration into a variety of range finding applications.

•	IR Natural Gas Sensor, a dual channel, digitally calibrated natural gas sensor module.

•

PAX-6™, a new precision aligned 6-Watt xenon integrated light source for a variety of clinical diagnostics, life sciences, and analytical instrumentation applications. The fully integrated lamp module provides precision arc alignment and “plug and play” field replacement and ease of installation.

•

SmartBlue™, a 2K pixel linear array camera incorporating high-end electronics, a digital communications interface and rugged industrial housing for applications including flat panel and web inspection, and machine vision. PerkinElmer’s SmartBlue camera incorporates the Reticon® photodiode arrays.

•

ACULED™ LHS-AL25 all color ultrabright LED lens holder system, a detachable lens collection system for specialty light applications such as medical, mood, and architectural lighting. The LHS-AL25, in combination with the ACULED, provides increased light intensity, high brightness, and brilliant color mixing.

•	VIGI-Lux™ 5770, a high intensity vision and illumination system for license plate recognition, infrared surveillance, and industrial machine vision applications.

Brand Names. Our Optoelectronics business offers its products under various brand names, including Cermax®, Heimann™, Reticon®, SmartBlue™, MultiBlue™, DigiPyro™, ACULED™, Trim Xe™, AesthetiPak™ , VIGI-Lux™ , Power Systems, and Amorphous Silicon.

Marketing

All of our businesses market their products and services directly through their own specialized sales forces. As of December 31, 2006, we employed approximately 2,700 sales and service representatives operating in approximately 35 countries, and marketing products and services in approximately 125 countries. In addition, in geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

Raw Materials and Supplies

Each of our businesses uses a wide variety of raw materials that are generally available from alternate sources of supply and in adequate quantities from domestic and foreign sources. We generally have two to five year contracts, with no minimum purchase requirements, with certain of our suppliers for these raw materials. For certain critical raw materials, we have qualified only a single source. We periodically purchase quantities of some of these critical raw materials in excess of current requirements, in anticipation of future manufacturing needs. With sufficient lead times, we believe we would be able to qualify alternative suppliers for each of these raw materials.

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

Competition

Because of the wide range of our products and services, we face many different types of competition and competitors. This affects our ability to sell our products and services and the prices at which these products and services are sold. Our competitors range from large foreign and domestic organizations that produce a comprehensive array of goods and services and that may have greater financial and other resources, to small firms producing a limited number of goods or services for specialized market segments.

In our Life and Analytical Sciences segment, we compete on the basis of service level, price, technological innovation, product differentiation, product availability, quality and reliability. Competitors range from multinational organizations with a wide range of products to specialized firms that in some cases have well-established market niches. We expect the proportion of large competitors in this reporting segment to increase through the continued consolidation of competitors.

We do not believe any single competitor competes directly with our Optoelectronics segment across its full product range. However, we do compete with specialized manufacturing companies in the manufacturing and sale of specialty flashtubes and ultra specialty lighting sources, photo detectors and photodiodes, and switched power supplies. Competition is based on price, technological innovation, operational efficiency, and product reliability and quality.

We believe we compete effectively in each of the areas in which our businesses experience competition.

Research and Development

Research and development expenditures were approximately $99.7 million during fiscal 2006, approximately $87.4 million during fiscal 2005, and approximately $82.4 million during fiscal 2004.

We directed our research and development efforts in 2006, 2005 and 2004 primarily toward drug discovery, genetic screening, and environmental and chemical analysis tools within our Life and Analytical Sciences segment, and medical digital imaging, xenon flash and Cermax® lighting within our Optoelectronics segment.

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

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $3.5 million as of December 31, 2006, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Employees

As of December 31, 2006, we employed approximately 8,500 employees. Several of our subsidiaries are parties to contracts with labor unions and workers’ councils. As of December 31, 2006, we employed an aggregate of approximately 1,600 union and workers’ council employees. We consider our relations with employees to be satisfactory.

Financial Information About Reporting Segments

The table below sets forth sales and operating profit (loss) by reporting segment for the 2006, 2005 and 2004 fiscal years:

	2006	2005	2004
	(In thousands)
Life and Analytical Sciences
Sales	$1,144,562	$1,081,104	$1,062,767
Operating profit	115,372	110,228	103,609
Optoelectronics
Sales	401,796	392,727	366,322
Operating profit	70,021	58,405	59,096
Other
Operating loss	(31,991)	(27,682)	(25,029)
Continuing operations
Sales	1,546,358	1,473,831	1,429,089
Operating profit	153,402	140,951	137,676

Discontinued operations have not been included in the preceding table.

Additional information relating to our reporting segments for the 2006, 2005 and 2004 fiscal years is as follows:

	Depreciation and Amortization Expense			Capital Expenditures
	2006	2005	2004	2006	2005	2004
	(In thousands)
Life and Analytical Sciences	$50,613	$46,217	$47,645	$25,973	$15,592	$6,747
Optoelectronics	16,522	19,712	18,717	12,003	11,798	7,556
Other	2,049	1,069	1,237	6,497	603	1,515

Continuing operations	$69,184	$66,998	$67,599	$44,473	$27,993	$15,818

Discontinued operations	$332	$7,272	$9,506	$109	$3,065	$3,143

	Total Assets
	December 31, 2006	January 1, 2006
	(In thousands)
Life and Analytical Sciences	$2,208,922	$1,994,502
Optoelectronics	259,829	290,676
Other	39,489	380,636
Net current and long-term assets of discontinued operations	2,082	27,647

	$2,510,322	$2,693,461

Financial Information About Geographic Areas

Each of our reporting segments conducts business in, and derives substantial revenue from, various countries outside the United States. During fiscal 2006, we had $956.0 million in sales from our international operations, representing approximately 62% of our total sales. During fiscal 2006, we derived approximately 78% of our international sales from our Life and Analytical Sciences segment, and approximately 22% of our international sales from our Optoelectronics segment. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales in the future.

We are exposed to the risks associated with international operations, including exchange rate fluctuations, regional and country-specific political and economic conditions, foreign receivables collection concerns, trade protection measures and import or export licensing requirements, tax risks, staffing and labor law concerns, intellectual property protection risks and differing regulatory requirements. Geographic information is discussed in Note 22 to our consolidated financial statements.

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

Many of our products are used by our customers to develop, test and manufacture their products. We must anticipate industry trends and consistently develop new products to meet our customers’ expectations. In developing new products, we may be required to make significant investments before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers’ needs and future activities, we may invest heavily in research and development of products that do not lead to significant sales. We may also suffer a loss in market share and potential sales revenue if we are unable to commercialize our technology in a timely and efficient manner.

In addition, some of our licensed technology is subject to contractual restrictions, which may limit our ability to develop or commercialize products for some applications. For example, some of our license agreements are limited to the field of life sciences research, and exclude clinical diagnostics applications.

We may not be able to successfully execute acquisitions or license technologies, integrate acquired businesses or licensed technologies into our existing businesses, or make acquired businesses or licensed technologies profitable.

We have in the past, and may in the future, supplement our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

•	competition among buyers and licensees,

•	the high valuations of businesses and technologies,

•	the need for regulatory and other approval, and

•	our inability to raise capital to fund these acquisitions.

Some of the businesses we may seek to acquire may be unprofitable or marginally profitable. Accordingly, the earnings or losses of acquired businesses may dilute our earnings. For these acquired businesses to achieve acceptable levels of profitability, we must improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations, such as incompatible management, information or other systems, or cultural differences.

To finance our acquisitions, we may have to raise additional funds, either through public or private financings. We may be unable to obtain such funds or may be able to do so only on terms unacceptable to us.

We may not be successful in adequately protecting our intellectual property.

Patent and trade secret protection is important to us because developing new products, processes and technologies gives us a competitive advantage, although it is time-consuming and expensive. We own many United States and foreign patents and intend to apply for additional patents. Patent applications we file, however, may not result in issued patents or, if they do, the claims allowed in the patents may be narrower than what is needed to protect fully our products, processes and technologies. Similarly, applications to register our trademarks may not be granted in all countries in which they are filed. For our intellectual property that is protected by keeping it secret, such as trade secrets and know-how, we may not use adequate measures to protect this intellectual property.

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

Given the nature of the markets in which we participate, we cannot reliably predict future sales and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. Thus, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

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

If we are unable to produce an adequate quantity of products to meet our customers’ demands, our revenue growth may be adversely affected.

We have an established global manufacturing base with facilities in multiple locations around the world. Each of these facilities faces risks to its production capacity that may relate to natural disasters, labor relations or regulatory compliance. In addition, in any of these facilities, we may not manage the manufacturing or production processes at expected levels, we may fail to anticipate or act on the need to increase the production capacity, or we may be unable to quickly resolve technical manufacturing issues that arise from time to time. Any of these risks could cause our revenue growth to be adversely affected.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal year ended December 31, 2006. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates,

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions,

•	trade protection measures and import or export licensing requirements,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax

•	differing business practices associated with foreign operations,

•	difficulty in staffing and managing widespread operations,

•	differing labor laws and changes in those laws,

•	differing protection of intellectual property and changes in that protection, and

•	differing regulatory requirements and changes in those requirements.

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

Our senior unsecured revolving credit facility contains, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. Our senior unsecured revolving credit facility includes restrictions on our ability and the ability of our subsidiaries to:

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

As of December 31, 2006, our total assets included $1.5 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible.

Adverse changes in our business or the failure to grow our Life and Analytical Sciences segment may result in impairment of our intangible assets which could adversely affect our results of operations.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

As of December 31, 2006, our continuing operations occupied approximately 2,453,000 square feet. We own approximately 717,000 square feet of this space and lease the balance. We conduct our other operations in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 6 states and 35 foreign countries.

Facilities outside of the United States account for approximately 1,325,000 square feet of our owned and leased property, or approximately 54% of our total occupied space.

Our real property leases are both short-term and long-term. We believe that our properties are well-maintained and are adequate for our present requirements.

The following table indicates, as of December 31, 2006, the approximate square footage of real property owned and leased attributable to the continuing operations of each of our reporting segments:

	Owned	Leased	Total
	(In square feet)
Life and Analytical Sciences	398,000	1,124,000	1,522,000
Optoelectronics	319,000	559,000	878,000
Corporate offices	—	53,000	53,000

Continuing operations	717,000	1,736,000	2,453,000

Item 3.    Legal Proceedings

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Discovery is ongoing. No trial date has been set, but summary judgment motions were filed by the defendants in January 2007.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against our subsidiary, alleging that our ViewLux™ and certain of our Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of our United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that our same products infringe one corresponding Amersham patent in the United Kingdom, which was granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. We filed answers and counterclaims in both cases. On October 29, 2003, we filed a complaint, which was subsequently amended, against Amersham in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of our patents related to high-throughput screening (the “MA case”). We seek injunctive and monetary relief. Amersham subsequently filed an answer and counterclaims. After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to us. Amersham initiated an appeal of the ruling in the UK case but withdrew that appeal in January 2007. In May 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. Our motion asking the court to reconsider that decision was denied. Discovery has not yet been completed in either the NJ or MA case, nor has a trial date been set in either case. A voluntary mediation occurred in September 2006, but did not result in a resolution of these matters. Fact discovery, which was stayed pending the mediation, has now resumed. At the suggestion of the court in the NJ case, additional mediation is being scheduled.

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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We have established accruals for potential losses that we believe are probable and reasonably estimable. In the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at December 31, 2006 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are our executive officers as of March 1, 2007. No family relationship exists between any one of these officers and any of the other executive officers or directors.

Name	Position	Age
Gregory L. Summe	Chairman of the Board, Chief Executive Officer and President	50
Robert F. Friel	Vice Chairman and President—Life and Analytical Sciences	51
Jeffrey D. Capello	Senior Vice President, Chief Financial Officer	42
Katherine A. O’Hara	Senior Vice President, General Counsel and Secretary	48
Richard F. Walsh	Senior Vice President and Chief Administrative Officer	54
John A. Roush	Senior Vice President, President—Optoelectronics	41
Michael L. Battles	Vice President, Corporate Controller and Chief Accounting Officer	38

Gregory L. Summe, 50. Mr. Summe was named our Chief Executive Officer effective January 1, 1999 and Chairman effective April 27, 1999. He joined us as President and Chief Operating Officer in January 1998. From 1993 to 1998, Mr. Summe held several management positions with AlliedSignal, Inc., now Honeywell International: President of the Automotive Products Group, President of Aerospace Engines, and President of General Aviation Avionics. Prior to joining AlliedSignal, Inc., he worked at General Electric, and was a partner at McKinsey & Company, where he worked from 1983 to 1992. Mr. Summe is a director of State Street Corporation. He holds a Bachelor of Science degree and a Master of Science degree in electrical engineering from the University of Kentucky and the University of Cincinnati, respectively, and a Master of Business Administration degree from the Wharton School at the University of Pennsylvania.

Robert F. Friel, 51. Mr. Friel joined us in February 1999 as our Senior Vice President and Chief Financial Officer. In 2004, he was named Executive Vice President and Chief Financial Officer with responsibility for business development and information technology, in addition to his oversight of the finance functions. In January 2006, he was named our Vice Chairman, President of Life and Analytical Sciences and elected to our Board of Directors. From 1980 to 1999, he held several positions at AlliedSignal, Inc., now Honeywell International, including Corporate Vice President and Treasurer from 1997 to 1999 and Vice President, Finance and Administration of Aerospace Engines from 1992 to 1996. He holds a Bachelor of Arts degree in economics from Lafayette College and a Master of Science degree in taxation from Fairleigh Dickinson University. Mr. Friel is a Director of Millennium Pharmaceuticals, Inc. and Fairchild Semiconductor, Inc.

Jeffrey D. Capello, 42. Mr. Capello joined us in June 2001 as our Vice President of Finance, Corporate Controller and Treasurer and was named Chief Accounting Officer in April 2002. In January 2006, he was named Senior Vice President and Chief Financial Officer with responsibilities for Business Development in addition to his oversight of the finance function. From 1991 to June 2001, he held various positions including that of partner from 1997 to 2001 at PricewaterhouseCoopers LLP, a public accounting firm, initially in the United States and later in the Netherlands. He holds a Bachelor of Science degree in business administration from the University of Vermont and a Master of Business Administration degree from the Harvard Business School.

Katherine A. O’Hara, 48. Ms. O’Hara joined us in May 2005 as Senior Vice President, General Counsel and Secretary of PerkinElmer, Inc. Prior to joining PerkinElmer in May 2005, Ms. O’Hara served as Vice President and Associate General Counsel for Avon Products, Inc. During her 11 years with Avon, she held responsibilities in the areas of legal and regulatory compliance, corporate finance and corporate governance. Before joining Avon, Ms. O’Hara had been an associate at Davis Polk & Wardwell, focusing on capital markets transactions for global clients. Previously, she had been Assistant Vice President at Morgan Guaranty Trust Company of New York, responsible for the Argentine business unit. Ms. O’Hara holds a Bachelor of Arts degree from Duke University and a Juris Doctorate degree from the Columbia University School of Law.

Richard F. Walsh, 54. Mr. Walsh joined us in July 1998 as our Senior Vice President of Human Resources and in January 2006 was also named our Chief Administrative Officer. From 1995 to 1998, he served as Senior Vice President of Human Resources of ABB Americas, Inc., the United States subsidiary of an international engineering company. Prior to that, Mr. Walsh held a number of managerial positions in human resources with ABB starting in 1989. His prior employment was with Unilever where he spent nine years in human resource management. Mr. Walsh holds a Bachelor of Science degree in marketing and a Master of Business Administration degree from LaSalle University, and a Master of Arts in counseling from Villanova University.

John A. Roush, 41. Mr. Roush was named Vice President of PerkinElmer and President of our Optoelectronics business in November 2004. In January of 2006, Mr. Roush was named Senior Vice President of PerkinElmer and remains President of our Optoelectronics business. Mr. Roush first joined us in 1999 as General Manager of a specialty lighting division within our Optoelectronics business, and subsequently held several additional roles within Optoelectronics. From 2001 to 2002, he served as Vice President & General Manager of the Sensors business, and from 2002 to 2004, he held the role of Vice President of Sales & Product Management. Before joining PerkinElmer, Mr. Roush held leadership positions with General Electric, Allied Signal (now Honeywell International), and McKinsey & Company. Mr. Roush holds a Bachelor of Science degree in electrical engineering from Tufts University and a Master of Business Administration degree from the Harvard Business School.

Michael L. Battles, 38. Mr. Battles was named Chief Accounting Officer in November 2006. Mr. Battles joined PerkinElmer in November 2001 as Global Controller of our Analytical Instruments division. Beginning in 2003, he served as Director of Technical Accounting, Controls and Compliance and in October 2005 was appointed Vice President, Corporate Controller, a position he continues to hold. Prior to joining PerkinElmer, Mr. Battles held several positions at Deloitte & Touche LLP from 1990 until 2001, including senior manager, accounting and auditing from 1998 to 2001. Mr. Battles holds a Bachelor of Science degree in business administration with a concentration in accounting from the University of Vermont. Mr. Battles is also a certified public accountant.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is listed and traded on the New York Stock Exchange. The following table sets forth the high and low per share sale prices for our common stock on that exchange for each fiscal quarter in 2006 and 2005.

	2006 Fiscal Quarters
	First	Second	Third	Fourth
High	$24.08	$23.67	$21.31	$22.48
Low	21.80	20.10	17.89	18.83

	2005 Fiscal Quarters
	First	Second	Third	Fourth
High	$23.66	$20.80	$21.55	$23.86
Low	19.81	18.01	19.17	20.60

As of February 23, 2007, we had approximately 7,676 holders of record of our common stock.

Stock Repurchase Program

On October 21, 2005 our Board of Directors reaffirmed our authority to repurchase up to 10,000,000 shares of our common stock, which we publicly disclosed on November 14, 2005 (the “Program”). During the fourth quarter of 2005, we repurchased 1,096,000 shares of our common stock in the open market under the Program at an aggregate cost of $24.4 million, including commissions. During the first quarter of 2006, we repurchased 5,000,000 shares of our common stock in the open market under the Program at an aggregate cost of $116.4 million, including commissions. We did not repurchase any shares of our common stock in the second quarter of 2006. During the third quarter of 2006, we repurchased 3,904,000 shares of our common stock in the open market under the Program at an aggregate cost of $73.7 million, including commissions, completing the repurchase of 10,000,000 shares in the aggregate, the maximum authorized under the Program. We did not repurchase any shares of our common stock in the fourth quarter of 2006.

On November 6, 2006, we announced that our Board of Directors authorized us to repurchase up to 10,000,000 additional shares of our common stock under a new stock repurchase program (the “New Program”). The New Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board. The New Program may also be suspended or discontinued at any time. From January 1, 2007 through February 23, 2007, we repurchased 2,377,900 shares of our common stock in the open market under the New Program at an aggregate cost of $57.0 million, including commissions.

Dividends

During the 2006 and 2005 fiscal years, we declared regular quarterly cash dividends on our common stock. The table below sets forth the cash dividends per share that we declared on our common stock during each of those fiscal years, by quarter.

	2006 Fiscal Quarters				2006 Total
	First	Second	Third	Fourth
Cash dividends per common share	$0.07	$0.07	$0.07	$0.07	$0.28

	2005 Fiscal Quarters				2005 Total
	First	Second	Third	Fourth
Cash dividends per common share	$0.07	$0.07	$0.07	$0.07	$0.28

While it is our current intention to pay regular quarterly cash dividends, any decision to pay future cash dividends will be made by our Board of Directors and will depend on our earnings, financial condition and other factors. For further information related to our stockholders’ equity, refer to Note 19 included in our notes to consolidated financial statements included in this annual report on Form 10-K.

Stock Performance Graphs

Set forth below are two line graphs comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and a Peer Group Index for (1) the five fiscal years from December 30, 2001 to December 31, 2006, and (2) the nine fiscal years from December 28, 1997 to December 31, 2006. Our Peer Group Index comprises the following companies: Affymetrix, Inc., Applied Biosystems, Beckman Coulter, Inc., Invitrogen Corporation, Millipore Corporation, Thermo Fisher Scientific Inc. (formerly known as Thermo Electron Corporation), Varian, Inc. and Waters Corporation.

Comparison of Five-Year Cumulative Total Return

PerkinElmer, Inc. Common Stock, S&P Composite-500 and

Peer Group Indices

TOTAL RETURN TO SHAREHOLDERS

(Includes reinvestment of dividends)

	December 30, 2001	December 29, 2002	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006
PerkinElmer, Inc.	$100.00	$23.23	$49.78	$67.56	$71.74	$68.57
S&P 500 Index	$100.00	$76.65	$97.70	$109.92	$115.32	$133.53
Peer Group	$100.00	$58.99	$82.95	$99.51	$102.68	$116.40

Comparison of Nine-Year Cumulative Total Return

PerkinElmer, Inc. Common Stock, S&P Composite-500 and

Peer Group Indices

TOTAL RETURN TO SHAREHOLDERS

(Includes reinvestment of dividends)

	Dec. 28, 1997	Jan. 3, 1999	Jan. 2, 2000	Dec. 31, 2000	Dec. 30, 2001	Dec. 29, 2002	Dec. 28, 2003	Jan. 2, 2005	Jan. 1, 2006	Dec. 31, 2006
PerkinElmer, Inc.	$100.00	$141.79	$216.30	$549.78	$377.45	$87.68	$187.91	$255.00	$270.77	$258.83
S&P 500 Index	$100.00	$133.24	$161.28	$146.59	$130.63	$100.12	$127.62	$143.58	$150.64	$174.43
Peer Group	$100.00	$93.54	$170.84	$288.00	$170.75	$100.73	$141.64	$169.92	$175.32	$198.75

Item 6.    Selected Financial Data

The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended December 31, 2006. We derived the selected historical financial information as of and for each of the fiscal years in the three-year period ended December 31, 2006 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information as of and for the fiscal years ended December 28, 2003 and December 29, 2002 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. As with our financial statements for the fiscal years ended January 1, 2006 and January 2, 2005, we adjusted the information in the financial statements for the fiscal years ended December 28, 2003 and December 29, 2002, where appropriate, to account for our discontinued operations.

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

	Fiscal Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002
	(In thousands, except per share data)
Income Statement Data:
Sales	$1,546,358	$1,473,831	$1,429,089	$1,344,540	$1,296,829
Operating income(1)	153,402	140,951	137,676	126,955	10,998
Other expense, net(2)	2,666	74,291	38,332	53,513	29,786
Income (loss) from continuing operations before taxes(3)	150,736	66,660	99,344	73,442	(18,788)
Income (loss) from continuing operations, net of income taxes(4)	118,324	66,532	75,879	50,755	(10,404)
(Loss) income from discontinued operations, net of income taxes	(1,174)	15,214	20,659	2,652	(10,274)
Gain (loss) on dispositions of discontinued operations, net of income taxes(7)(8)(9)	2,433	186,362	(495)	(448)	(13,460)

Net income (loss) before effect of accounting change	119,583	268,108	96,043	52,959	(34,138)
Effect of accounting change, net of income tax(10)	—	—	—	—	(117,800)

Net income (loss)	$119,583	$268,108	$96,043	$52,959	$(151,938)

Basic earnings (loss) per share:
Continuing operations	$0.95	$0.51	$0.60	$0.40	$(0.08)
Discontinued operations	0.01	1.56	0.16	0.02	(0.19)
Effect of accounting change, net of income tax	—	—	—	—	(0.94)

Net income (loss)	$0.96	$2.07	$0.75	$0.42	$(1.21)

Diluted earnings (loss) per share:
Continuing operations	$0.94	$0.51	$0.59	$0.40	$(0.08)
Discontinued operations	0.01	1.54	0.16	0.02	(0.19)
Effect of accounting change, net of income tax	—	—	—	—	(0.94)

Net income (loss)	$0.95	$2.04	$0.74	$0.41	$(1.21)

Weighted-average common shares outstanding:
Basic:	125,203	129,267	127,345	126,363	125,439
Diluted:	126,512	131,140	129,429	127,741	125,439
Cash dividends per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of
	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002
Balance Sheet Data:
Total assets	$2,510,322	$2,693,461	$2,575,507	$2,607,727	$2,825,482
Short-term debt	1,153	1,131	9,714	5,167	191,408
Long-term debt	151,781	243,282	364,874	544,307	614,053
Stockholders’ equity(5)(6)	1,577,730	1,650,513	1,460,085	1,349,050	1,252,344
Common shares outstanding	123,255	130,109	129,059	126,909	125,854

(1)	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), on January 2, 2006. The total incremental pre-tax compensation related to stock options was $9.2 million in 2006.
(2)	In 2005, we incurred $54.9 million in fees associated with the extinguishment of our senior subordinated 8 7/8% notes due 2013 offset by gains on the sales of investments of $5.8 million.
(3)	We incurred pre-tax restructuring (reversals) charges, net, of ($3.6) million in 2006, $22.1 million in 2005, ($2.8) million in 2003 and $36.6 million in 2002. The 2002 pre-tax restructuring charge primarily related to the combination of our Life Science and Analytical Instruments businesses into the Life and Analytical Sciences segment.
(4)	The 2005 effective tax rate on continuing operations of 0.19% was largely due to a $27.5 million benefit related to the settlement of federal, state and foreign income tax audits and an additional accrual of $15.5 million related to the homeland investment provisions of the American Jobs Creation Act of 2004.
(5)	In 2006, we adopted Statement of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). The impact of adopting SFAS No. 158 was a reduction to accumulated other comprehensive income of $32.7 million, a reduction to other assets of $26.6 million, an increase to current liabilities of $7.3 million, an increase to current assets of $0.7 million and a reduction to long-term liabilities of $0.4 million, with no impact to our consolidated statements of operations or statements of cash flows.
(6)	In 2006, we repurchased in the open market 8.9 million shares of our common stock at an aggregate cost of $190.1 million, including commissions. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. These repurchases were made pursuant to our stock repurchase program announced in November 2005 (the “Program”).
(7)	In 2006, we sold substantially all of the assets of our Fluid Sciences Semiconductor business for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. We recognized a pre-tax gain of $3.8 million, exclusive of additional contingent consideration.
(8)	In 2005, we sold the Aerospace and Fluid Testing businesses of our Fluid Sciences segment for a net pre-tax gain of $280.9 million. Net pre-tax losses of $8.5 million related to the sale of the Lithography Business and Fiber Optic Test Equipment Business were partially offset by other pre-tax gains of $1.4 million that related to multiple discontinued operations.
(9)	In 2002, we sold the Security and Detection Systems business for a net pre-tax gain on the sale of $15.0 million. We also approved separate plans to shut down our Telecommunications Component and sell our Entertainment Lighting businesses with related losses recorded to reduce the assets to the amount estimated to be fair value less cost to sell Entertainment Lighting business of $2.1 million and Telecommunications Component business of $18.4 million.
(10)	We adopted Statement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in 2002. We completed our transitional implementation of the impairment of testing provisions of SFAS No. 142, which resulted in a $117.8 million after-tax charge for goodwill associated with the lighting reporting unit within the Optoelectronics segment.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K, including the following management’s discussion and analysis, contains forward-looking information that you should read in conjunction with the consolidated financial statements and notes to consolidated financial statements that we have included elsewhere in this annual report on Form 10-K. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “plans,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from the plans, intentions or expectations we disclose in the forward-looking statements we make. We have included important factors above under the heading “Risk Factors” in Item 1A above that we believe could cause actual results to differ materially from the forward-looking statements we make. We are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Accounting Period

Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal years ended December 31, 2006 and January 1, 2006 included 52 weeks. The fiscal year ended January 2, 2005 included 53 weeks.

Consolidated Results of Continuing Operations

Sales

2006 Compared to 2005. Sales for 2006 were $1,546.4 million versus $1,473.8 million during 2005, an increase of $72.6 million, or 5%. Acquisitions increased 2006 sales by $21.6 million over 2005. Changes in foreign exchange rates increased sales by $9.8 million over 2005. The analysis in the remainder of this paragraph compares segment sales for 2006 as compared to 2005 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales includes a $63.5 million, or 6%, increase in our Life and Analytical Sciences segment sales, which grew from $1,081.1 million in 2005 to $1,144.6 in 2006 primarily due to increases in sales of service of $31.8 million, instruments of $29.8 and consumables and reagents of $1.9 million. Our Optoelectronics segment sales grew $9.1 million, or 2%, from $392.7 million in 2005 to $401.8 million in 2006 primarily due to sales of our digital imaging products increasing by $15.1 million, while sales within our sensors and specialty lighting product lines decreased $6.0 million.

2005 Compared to 2004. Sales for 2005 were $1,473.8 million, versus $1,429.1 million during 2004, an increase of $44.7 million, or 3%. Acquisitions increased 2005 sales by $12.1 million over 2004, whereas changes in foreign exchange rates had an immaterial impact on sales on a year-over-year basis. Fiscal 2005 had 52 weeks compared to 53 weeks in fiscal 2004. In the fourth quarter of fiscal 2004, an average week’s sales represented $29.4 million. The analysis in the remainder of this paragraph compares significant sales for 2005 as compared to 2004 and includes the effect of foreign exchange rate fluctuations and the previously mentioned extra week during 2004. The total increase in sales reflects an $18.3 million, or 2%, increase in our Life and Analytical Sciences segment sales, which grew from $1,062.8 million in 2004 to $1,081.1 in 2005. Our Optoelectronics segment sales grew $26.4 million, or 7%, from $366.3 million in 2004 to $392.7 million in 2005.

Cost of Sales

2006 Compared to 2005. Cost of sales for 2006 was $918.3 million, versus $859.3 million for 2005, an increase of $59.0 million, or 7%. As a percentage of sales, cost of sales increased to 59.4% in 2006 from 58.3% in 2005, resulting in a decrease in gross margin of 110 basis points to 40.6% in 2006 from 41.7% in 2005. This decrease was primarily attributable to unfavorable product and geography mix of sales, pricing pressures and inflation, including commodity costs during 2006. Partially offsetting these items were efficiencies gained through increased production volume and successful execution of productivity initiatives. Amortization of intangible assets was $29.2 million in 2006 as compared to $27.8 million in 2005. With the adoption of SFAS No. 123(R), cost of sales for 2006 also included stock option expense of $1.3 million. No stock option expense was recorded in 2005.

2005 Compared to 2004. Cost of sales for 2005 was $859.3 million, versus $846.3 million for 2004, an increase of $13.0 million, or 2%. As a percentage of sales, cost of sales decreased to 58.3% in 2005 from 59.2% in 2004, resulting in an increase in gross margin of 90 basis points to 41.7% in 2005 from 40.8% in 2004. The increase in gross margin was largely attributable to higher sales volume enabling better leveraging of fixed costs and increased manufacturing productivity, offset by pricing pressures and inflation, including commodity costs in 2005 and higher contribution of Optoelectronics revenue as a percentage of overall sales. While Optoelectronics does have lower gross margins than Life and Analytical Sciences, it also has lower operating expenses as a percentage of sales. Amortization of intangible assets was $27.8 million in 2005 as compared to $27.6 million in 2004.

Selling, General and Administrative Expenses

2006 Compared to 2005. Selling, general and administrative expenses for 2006 were $376.9 million, versus $365.5 million for 2005, an increase of $11.4 million, or 3%. As a percentage of sales, selling, general and administrative expenses decreased 40 basis points to 24.4% in 2006 from 24.8% in 2005. This decrease was the result of increased fixed cost leverage and cost controls, offset in part by increased investment in business development activities, stock option expense and an increase in the number of sales employees in emerging markets and higher growth product lines. Amortization of intangible assets was $3.0 million in 2006 as compared to $0.8 million in 2005. With the adoption of SFAS No. 123(R), selling, general and administrative expenses for 2006 also included $7.2 million of stock option expense whereas no stock option expense was recorded in 2005.

2005 Compared to 2004. Selling, general and administrative expenses for 2005 were $365.5 million, versus $362.3 million for 2004, an increase of $3.2 million, or 1%. As a percentage of sales, selling, general and administrative expenses decreased 60 basis points to 24.8% in 2005 from 25.4% in 2004. The decrease as a percentage of sales of 60 basis points in 2005 was primarily due to net productivity improvements and cost reductions in both our Life and Analytical Sciences and Optoelectronics segments. Amortization of intangible assets was $0.8 million in 2005.

Research and Development Expenses

2006 Compared to 2005. Research and development expenses for 2006 were $99.7 million versus $87.4 million in 2005, an increase of $12.3 million, or 14%. As a percentage of sales, research and development expenses increased to 6.4% in 2006 from 5.9% in 2005. Amortization of intangible assets was $1.6 million in 2006 as compared to $0.1 million in 2005. With the adoption of SFAS No. 123(R), research and development expenses for 2006 also included $0.7 million of stock option expense whereas no stock option expense was recorded in 2005. We directed research and development efforts during 2006 and 2005 primarily toward genetic screening, biopharmaceutical, and environmental and chemical end markets within our Life and Analytical Sciences segment and medical digital imaging within our Optoelectronics segment in order to help accelerate our growth initiatives. We expect our research and development spending to increase on both an absolute and percentage of sales basis in 2007, and to continue to emphasize these same markets.

2005 Compared to 2004. Research and development expenses for 2005 were $87.4 million versus $82.4 million in 2004, an increase of $5.0 million, or 6%. As a percentage of sales, research and development expenses increased to 5.9% in 2005 from 5.8% in 2004. Amortization of intangible assets was $0.1 million in 2005. We directed research and development efforts during 2005 and 2004 primarily toward drug discovery, genetic screening and environmental and chemical analysis tools within our Life and Analytical Sciences segment, and medical digital imaging and Cermax® lighting within our Optoelectronics segment.

Restructuring (Reversals) and Integration Charges, Net

2006 Compared to 2005. Restructuring and integration (reversals) and charges, net, for 2006 were ($3.6) million versus $22.1 million for 2005. The following table summarizes our restructuring accrual balances and related activity by restructuring plan during 2006, 2005 and 2004:

	Balance at 12/28/2003	2004 Amounts paid	Balance at 1/02/2005	2005 Charges	2005 Amounts paid and incurred	2005 Changes in Estimates	Balance at 1/1/2006	2006 Charges	2006 Amounts paid and incurred	2006 Changes in Estimates	Balance at 12/31/2006
	(In thousands)
2001 to 2003 plans	$7,159	$(4,481)	$2,678	$—	$(1,944)	$5,430	$6,164	$—	$(2,001)	$(2,651)	$1,512
Q2 2005 plan	—	—	—	8,251	(5,510)	(403)	2,338	—	(1,358)	(577)	403
Q4 2005 plan	—	—	—	8,223	(6,077)	—	2,146	—	(789)	(1,167)	190
Q2 2006 plan	—	—	—	—	—	—	—	755	(650)	—	105

Restructuring	7,159	(4,481)	2,678	16,474	(13,531)	5,027	10,648	755	(4,798)	(4,395)	2,210
Integration	874	(507)	367	564	(337)	—	594	—	(73)	—	521

Total Restructuring and Integration	$8,033	$(4,988)	$3,045	$17,038	$(13,868)	$5,027	$11,242	$755	$(4,871)	$(4,395)	$2,731

Q2 2006 Plan:

During the second quarter of 2006, we recognized a $0.8 million pre-tax restructuring charge in the Life and Analytical Sciences segment, which we refer to as the Q2 2006 Plan. The principal actions in the Q2 2006 Plan were workforce reductions resulting from reorganization activities to shift resources into product lines that were more consistent with our growth strategy.

As part of our Q2 2006 Plan, we reduced headcount by 23. All actions related to the Q2 2006 Plan were completed by the end of the second quarter of 2006, and we anticipate that the remaining payments of $0.1 million will be completed by the end of the second quarter of 2007.

The following table summarizes the components of the Q2 2006 Plan activity recognized in 2006 by segment:

	Life and Analytical Sciences	Optoelectronics	Total
	(Dollars in thousands)
Severance	$755	$—	$755

Q4 2005 Plan:

During the fourth quarter of 2005, we recognized an $8.2 million pre-tax restructuring charge in both Life and Analytical Sciences and Optoelectronics, which we refer to as the Q4 2005 Plan. The principal actions in the Q4 2005 Plan were workforce reductions resulting from our resource shift toward product lines that are more consistent with our growth strategy, as well the closure of manufacturing and administrative facilities in order to consolidate certain operations in our North American and European territories.

During 2006, we recorded a pre-tax restructuring reversal, net, of $1.2 million relating to our Q4 2005 Plan due to the completion in June 2006 of the sale of a building previously reserved for in the Q4 2005 Plan, partially offset by higher than expected severance costs. The amount of the proceeds from the sale of the building in excess of the current book value of the building was recorded as a pre-tax restructuring reversal within our Optoelectronics segment.

As part of the Q4 2005 Plan, we reduced headcount by 44. All actions related to the Q4 2005 Plan have been completed and we anticipate that the remaining payments of $0.2 million will be completed by the end of 2008.

The following table summarizes the Q4 2005 Plan pre-tax restructuring charges recognized in 2005 by segment:

	Life and Analytical Sciences	Optoelectronics	Total
	(Dollars in thousands)
Severance	$2,029	$114	$2,143
Abandonment of Excess Facilities	240	5,840	6,080

Total	$2,269	$5,954	$8,223

Q2 2005 Plan:

During the second quarter of 2005, we recognized an $8.2 million pre-tax restructuring charge in Life and Analytical Sciences and Optoelectronics, which we refer to as the Q2 2005 Plan. The principal actions in the Q2 2005 Plan were workforce reductions resulting from reorganization activities to shift resources into geographic regions and product lines that were more consistent with our growth strategy. During the fourth quarter of 2005, we recorded a pre-tax restructuring reversal of $0.4 million relating to this plan due to lower than expected employee separation costs associated with the Life and Analytical Sciences segment.

During 2006, we recorded a pre-tax restructuring reversal of $0.6 million relating to this plan due to lower than expected employee separation costs associated with both the Life and Analytical Sciences and Optoelectronics segments.

As part of the Q2 2005 Plan, we reduced headcount by 228. All actions related to the Q2 2005 Plan have been completed and we anticipate that the remaining payments of $0.4 million will be completed by the end of the first quarter of 2008.

The following table summarizes the Q2 2005 pre-tax restructuring charges recognized in 2005 by segment:

	Life and Analytical Sciences	Optoelectronics	Total
	(Dollars in thousands)
Severance	$5,320	$2,791	$8,111
Abandonment of Excess Facilities	—	140	140

Total	$5,320	$2,931	$8,251

2001 to 2003 Restructuring and Integration Plans:

The principal actions in these restructuring plans were workforce reductions related to the integration of our Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions at one of the Optoelectronics manufacturing facilities to reflect declining demand for several product lines. We have approximately $2.0 million of remaining liabilities associated with 2001 to 2003 restructuring and integration plans, primarily relating to workforce severance benefits associated with the closure of our European manufacturing facility in the Life and Analytical Sciences segment and remaining lease obligations of closed facilities. The remaining terms of these leases vary in length and will be paid through 2014.

During 2006, we recorded a pre-tax restructuring reversal of $2.7 million relating to the Q4 2002 Plan due to the completion in December 2006 of the sale of a building previously reserved for in the Q4 2002 Plan. The amount of the proceeds from this sale in excess of the current book value of the property was recorded as a pre-tax restructuring reversal within our Life and Analytical Sciences segment.

Impairment of Assets

2006 Compared to 2005. Impairment of assets was $3.2 million in 2006 and zero in 2005. The 2006 impairment was recorded within the Life and Analytical Sciences segment, which included a $2.8 million loss related to a manufacturing facility, and a $0.4 million loss on impairment of a license agreement.

Gains (Losses) on Dispositions

2006 Compared to 2005. Dispositions resulted in a net gain of $1.5 million in 2006 and in 2005. Gain on dispositions in 2006 included a $0.6 million gain from an insurance reimbursement due to fire damage in a certain manufacturing facility and a $0.9 million gain on disposal of fixed assets. Gain on dispositions in 2005 included a $2.0 million gain from an insurance reimbursement due to fire damage in certain manufacturing facilities offset by a $0.5 million loss on disposal of fixed assets due to a facility upgrade.

2005 Compared to 2004. Dispositions resulted in a net gain of $1.5 million in 2005 versus a net loss of $0.4 million in 2004. Loss on dispositions in 2004 included a $0.7 million loss from the sale of a business and was partially offset by a $0.3 million gain from the sale of facilities.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	2006	2005	2004
	(In thousands)
Interest income	$(9,390)	$(3,321)	$(2,401)
Interest expense	9,157	27,291	36,203
(Gains) losses on sale of investments, net	(2,296)	(5,844)	300
Extinguishment of debt	—	54,886	4,143
Other	5,195	1,279	87

	$2,666	$74,291	$38,332

2006 Compared to 2005. Interest and other (income) expense, net for 2006 was $2.7 million versus $74.3 million for 2005, a decrease of $71.6 million or 96%. The decrease in interest and other (income) expense, net in 2006 as compared to 2005, was due primarily to the overall reduction in outstanding debt, lower borrowing costs, an increase in outstanding cash balances and extinguishment of debt from 2005. Interest income increased $6.1 million due to higher cash balances and higher investment rates. In addition, interest expense decreased $18.1 million primarily due to the repurchase of our senior subordinated 8 7/8% notes due 2013, which we repurchased through a tender offer in the fourth quarter of 2005, and the repayment of the remainder of our term loan. The decrease in interest expense resulting from the debt reduction in 2005 was partially offset by $151.5 million in debt outstanding as of December 31, 2006 under our new senior unsecured revolving credit facility, which we also entered into during the fourth quarter of 2005. We also recognized a net gain on dispositions of investments of $2.3 million associated with the dissolution of certain investments. We incurred a nonrecurring charge of $54.9 million in 2005 to repay our senior subordinated 8 7/8% notes due 2013. Other expenses in 2006 and 2005 consisted primarily of expense related to foreign currency translation. A more complete discussion of our liquidity is set forth below under the heading, “Liquidity and Capital Resources.”

2005 Compared to 2004. Interest and other expense, net for 2005 was $74.3 million versus $38.3 million for 2004, an increase of $36.0 million or 94%. The increase in interest and other expense, net in 2005 as compared to 2004, was due primarily to the fees associated with the extinguishment of approximately $300 million of our senior subordinated 8 7/8% notes due 2013, which included premium fees of $36.3 million, an $8.9 million accelerated amortization of term loan and senior subordinated 8 7/8% notes due 2013 issuance fees, and $8.5 million in charges associated with terminating interest rate swaps. The increase was partially offset by a corresponding decrease in interest expense on our senior subordinated 8 7/8% notes due 2013 that were purchased pursuant to our tender offer in the fourth quarter of 2005, as well as a lower average outstanding term loan balance (which was approximately $120 million). In addition, we recognized a gain on sale of investments of $5.8 million associated with the liquidation of an investment.

Provision/Benefit for Income Taxes

2006 Compared to 2005. The 2006 provision for income taxes from continuing operations was $32.4 million, versus a provision of $0.1 million in 2005. The 2006 effective tax rate from continuing operations was 21.5% as compared to the 2005 effective tax rate of 0.2%. The lower effective tax rate in 2005 was primarily due to (i) a benefit from the settlement of income tax audits for prior years in 2005 offset by the tax cost of the domestic reinvestment plan repatriation calculated in accordance with the homeland investment provisions of the American Jobs Creation Act of 2004; and (ii) the use in 2005 of federal, state, and foreign tax attributes (current year state and foreign net operating losses, federal current year research and experimental credits, and state current year income tax credits) enabled by the sale of our Fluid Sciences segment.

Our effective tax rate, excluding one-time discrete items, for 2006 was 23.7% compared to 23.5% for 2005. The slight difference in the rates was due to differences in the geographical distribution of income in 2006 versus 2005.

In December 2006, the Tax Relief and Health Care Act of 2006 (the “Tax Act”) was enacted. The Tax Act retroactively restored the expired research and experimental tax credit provisions of the law from January 1, 2006, and extended the credit through December 31, 2007. As a result of the Tax Act, we recorded a benefit for the research and experimental tax credit in 2006 in the amount of $1.6 million.

2005 Compared to 2004. The 2005 provision for income taxes from continuing operations was $0.1 million, versus a provision of $23.5 million in 2004. The 2005 effective tax rate from continuing operations was 0.2% as compared to the 2004 effective tax rate of 23.6%. The reduction in the effective tax rate between the years was due to (i) an incremental $17.0 million benefit associated with the conclusion of audits with the Internal Revenue Service and Revenue Canada with respect to the years 1999 through 2002; and (ii) the use in 2005 of federal, state, and foreign tax attributes (current year state and foreign net operating losses, federal current year research and experimental credits, and state current year income tax credits) enabled by the sale of our Fluid Sciences segment. These benefits were partially offset by an incremental accrual of $6.8 million for the tax cost of the domestic reinvestment plan repatriation calculated in accordance with the homeland investment provisions of the American Jobs Creation Act of 2004.

Discontinued Operations

As part of our continued efforts to focus on higher growth opportunities, we have discontinued certain businesses and accounted for them as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations and related cash flows have been presented as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2006 and January 1, 2006. We recorded the following gains and losses, which we report as the gain (loss) on dispositions of discontinued operations, during the three years ended December 31, 2006:

	2006	2005	2004
	(In thousands)
Gain on the sale of Semiconductor business	$3,750	$—	$—
Gain on the sale of Aerospace business	532	250,638	—
(Loss) gain on the sale of Fluid Testing business	(234)	30,281	—
Loss on the sale of Lithography business	(1,720)	(3,307)	—
Gain on contract settlements associated with the Technical Services business	1,227	900	1,487
Loss on the sale of Fiber Optics Test Equipment business	(36)	(5,184)	—
Net (loss) gain on dispositions of other discontinued operations	(197)	497	(2,303)

Net (loss) gain on disposition of discontinued operations before income taxes	3,322	273,825	(816)
Provision for (benefit from) income taxes	889	87,463	(321)

Gain (loss) on disposition of discontinued operations, net of income taxes	$2,433	$186,362	$(495)

In September 2005, our Board of Directors approved a plan to divest our Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In November 2005, we sold the Fluid Testing division for approximately $34.5 million, resulting in a net pre-tax gain of $30.3 million. In December 2005, we sold the Aerospace division for approximately $333.0 million, resulting in a net pre-tax gain of $250.6 million. These gains were recognized during fiscal 2005 as gains on the dispositions of discontinued operations. We received total cash proceeds in these transactions of approximately $360.0 million. During 2006, we finalized the net working capital adjustments associated with the sales of these businesses, settled a claim related to an employee benefit program, and ceased future benefit accruals to a postretirement medical plan. In 2006, these actions resulted in the recognition of a gain of $0.5 million and a loss of $0.2 million relative to the Aerospace business and the Fluid Testing business, respectively. In February 2006, we sold substantially all of the assets of our Semiconductor business for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. We recognized a pre-tax gain of $3.8 million, exclusive of additional contingent consideration in 2006.

In December 2005, our Board of Directors approved a plan to sell our Lithography business. In June 2005, our Board of Directors approved a plan to shut down our Fiber Optics Test Equipment business. The results of these businesses were previously reported as part of the Optoelectronics segment. During the year ended December 31, 2006, we substantially completed the remediation of an environmental matter within the Lithography business, resulting in recognition of a pre-tax loss of $1.7 million. The completion of the shutdown of the Fiber Optics Test Equipment business resulted in a pre-tax loss of $5.2 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value. We recognized the net loss during fiscal 2005.

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

During 2006, 2005 and 2004, we settled various claims under certain long-term contracts and transition services with our Technical Services business, which we sold in August 1999. The net settlement and the reversal of certain previously established contingencies resulted in pre-tax gains of $1.2 million in 2006, $0.9 million in 2005 and $1.5 million in 2004.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	2006	2005	2004
	(In thousands)
Sales	$8,705	$223,997	$261,535
Costs and expenses	9,706	200,156	225,045

Operating (loss) income from discontinued operations	(1,001)	23,841	36,490
Other expenses, net	397	1,314	1,778

(Loss) income from discontinued operations before income taxes	(1,398)	22,527	34,712
(Benefit from) provision for income taxes	(224)	7,313	14,053

(Loss) income from discontinued operations, net of income taxes	$(1,174)	$15,214	$20,659

Acquisitions

Acquisition of Agilix Corporation. In February 2006, we acquired specified assets of Agilix Corporation (“Agilix”) for approximately $8.7 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us. Assets acquired primarily relate to Agilix’s core technology which centers around labeling technology using isobaric mass tags that allow for the simultaneous quantification of molecules, such as proteins, from multiple samples.

Acquisition of Spectral Genomics, Inc. In April 2006, we acquired specified assets and assumed specified liabilities of Spectral Genomics, Inc. (“Spectral”), a leader in molecular karyotyping technology used to evaluate chromosomal abnormalities. Consideration for the transaction was approximately $12.1 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us. We will make a $1.9 million payment in the first quarter of 2007, as well as royalty payments based on future sales, to license additional intellectual property rights from a third party.

Acquisition of Clinical & Analytical Service Solutions Ltd. In June 2006, we acquired the stock of Clinical & Analytical Service Solutions Ltd. (“C&A”), a scientific equipment asset and managed maintenance company serving the pharmaceutical, biotechnology and healthcare markets. Consideration for the transaction was approximately $12.4 million in cash, net of cash acquired, plus potential additional contingent consideration, which we expect to be immaterial to us.

Acquisition of J.N. Macri Technologies LLC and NTD Laboratories, Inc. In July 2006, we acquired specified assets and assumed specified liabilities of J.N. Macri Technologies LLC (“Macri”) and acquired the stock of NTD Laboratories, Inc. (“NTD”). Macri holds and licenses global patents related to free beta Human Chorionic Gonadotropin (“free Beta hCG”). Free Beta hCG is a peptide hormone produced in the early stage of pregnancy that is widely recognized as an important biomarker for first-trimester prenatal risk assessment. NTD is a laboratory specializing in prenatal risk assessment and offers laboratory developed and validated testing under the brand name UltraScreen®, of which free Beta hCG is an important component. Aggregate consideration for these transactions was $55.2 million in cash, net of cash acquired.

Acquisition of Avalon Instruments Limited. In September 2006, we acquired the stock of Avalon Instruments Limited (“Avalon”). The acquisition of Avalon expands and complements our molecular spectroscopy product portfolio by adding a family of innovative bench-top dispersive Raman spectrometers. Raman spectroscopy identifies and characterizes the composition of both organic and inorganic materials in a wide range of applications. Consideration for this transaction was $5.4 million in cash, net of cash acquired, plus potential additional contingent consideration, which we expect to be immaterial to us.

Acquisition of Triton Technology Ltd. In December 2006, we acquired specified assets of Triton Technology Ltd (“Triton”). We acquired from Triton a line of Dynamic Mechanical Analysis (“DMA”) products. The DMA products offer a thermal analysis tool that is used by scientists in the polymers, pharmaceuticals and food industries for diverse applications ranging from simple quality control to advanced research. Consideration for this transaction was $2.3 million in cash at the closing, plus additional cash payments of $1.6 million in 2007.

Acquisition of Evotec Technologies GmbH. In January 2007, we acquired the stock of Evotec Technologies GmbH (“Evotec”). The acquisition is intended to allow us to provide our customers in the pharmaceutical, biotechnology and academic arenas with Evotec’s high content screening (“HCS”) instruments and software. These analysis tools determine the composition of cells and cell structure, a critical step in moving potential drug targets quickly through the discovery process. Consideration for this transaction was approximately $33.0 million in cash, subject to a net working capital adjustment.

Acquisition of Euroscreen Products S.A. In January 2007, we acquired the stock of Euroscreen Products S.A. (“Euroscreen”), a developer of the AequoScreen™ cellular assay platform. The AequoScreen™ platform from Euroscreen is based on an innovative luminescence technology that generates higher quality data, while reducing the number of false positives in G protein-coupled receptor (“GPCR”) screening applications. Consideration for this transaction was approximately $18.1 million in cash.

The operations for each of these acquisitions completed in 2006 are reported within the results of our Life and Analytical Sciences segment from the acquisition date. The operations subsequent to the acquisitions, individually and in the aggregate, did not have a material effect on our financial position, results of operations or cash flows.

These acquisitions were accounted for in accordance with SFAS No. 141, “Business Combinations”, and we have accordingly allocated the purchase prices of the acquisitions based upon the preliminary fair values of the assets acquired and liabilities assumed. The purchase prices and related allocations have not been finalized and may be revised as a result of adjustments made to the purchase prices, additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the dates of purchase. In connection with the fair valuing of the assets acquired and liabilities assumed, we, assisted by valuation consultants, performed assessments of intangible assets using customary valuation procedures and techniques.

Contingencies, Including Tax Matters

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $3.5 million as of December 31, 2006, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Discovery is ongoing. No trial date has been set, but summary judgment motions were filed by the defendants in January 2007.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against our subsidiary, alleging that our ViewLux™ and certain of its Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of our United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that our same products infringe one corresponding Amersham patent in the United Kingdom, which was granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. We filed answers and counterclaims in both cases. On October 29, 2003, we filed a complaint, which was subsequently amended, against Amersham in the United States District Court for Massachusetts, Civil

Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of our patents related to high-throughput screening (the “MA case”). We seek injunctive and monetary relief. Amersham subsequently filed an answer and counterclaims. After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to us. Amersham initiated an appeal of the ruling in the UK case but withdrew that appeal in January 2007. In May 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. Our motion asking the court to reconsider that decision was denied. Discovery has not yet been completed in either the NJ or MA case, nor has a trial date been set in either case. A voluntary mediation occurred in September 2006, but did not result in a resolution of these matters. Fact discovery, which was stayed pending the mediation, has now resumed. At the suggestion of the court in the NJ case, additional mediation is being scheduled.

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

During 2005, the Internal Revenue Service concluded its audit of federal income taxes for the years 1999 through 2002. We have agreed to the conclusions of the Internal Revenue Service in all matters with the exception of one, and have filed a single issue protest with the Appeals Division of the Internal Revenue Service. We expect to resolve the matter in the first half of 2007. Regardless of the outcome of the protest, we do not expect the final resolution to significantly impact our financial position, results of operations or cash flows.

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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We have established accruals for potential losses that we believe are probable and reasonably estimable. In the opinion of our management, based on our review of the information available at this time, the total cost of resolving these other contingencies at December 31, 2006, should not have a material adverse effect on our consolidated financial statements.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

2006 Compared to 2005. Sales for 2006 were $1,144.6 million, versus $1,081.1 million in 2005, an increase of $63.5 million, or 6%. The effect of acquisitions increased our sales for 2006 by $21.6 million, as compared to 2005. Changes in foreign exchange rates increased sales by approximately $8.3 million in 2006, as compared to 2005. The following analysis in the remainder of this paragraph compares selected sales by market and product type for 2006, as compared to 2005, and includes the effect of foreign exchange rate fluctuations and acquisitions. Our OneSource™ laboratory service sales increased by $31.8 million, sales to genetic screening customers increased by $24.8 million, and sales to environmental and chemical analysis customers increased by

$16.7 million, while sales to biopharmaceutical customers decreased by $9.9 million. Sales by type of product included increases in sales of service of $31.8 million, instruments of $29.8, and consumables and reagents of $1.9 million.

Operating profit for 2006 was $115.4 million, versus $110.2 million for 2005, an increase of $5.2 million, or 5%. The increase in operating profit in 2006 as compared to 2005 was primarily the result of increased sales volume and a decrease in pre-tax restructuring charges in 2005 partially offset by a decrease in gross margin and an increase in stock option, amortization, selling, general and administrative, and research and development expenses. Pre-tax restructuring charges decreased from a $12.9 million in 2005 to a reversal of $1.7 million in 2006. The decrease in gross margin is due to unfavorable product and geography mix of sales, pricing pressures and inflation, including commodity costs during 2006, partially offset by efficiencies gained through increased production volume and successful execution of productivity initiatives. Fiscal 2006 includes stock option expense of $3.2 million. Amortization of intangible assets was $31.3 million for 2006 and $26.2 million for 2005.

2005 Compared to 2004. Sales for 2005 were $1,081.1 million, versus $1,062.8 million in 2004, an increase of $18.3 million, or 2%. Changes in foreign exchange rates had an immaterial impact on sales and operating profit. Fiscal 2005 had 52 weeks compared to 53 weeks in fiscal 2004. In the fourth quarter of fiscal 2004, an average week’s sales represented $22.3 million. The following analysis compares significant sales by market and product type for 2005, as compared to 2004, and includes the effect of foreign exchange rate fluctuations and the previously mentioned extra week during 2004. Sales to genetic screening customers increased $17.1 million, OneSource™ service sales increased by $15.1 million, sales to environmental and chemical analysis customers increased $5.5 million, and sales to biopharmaceutical customers decreased $19.4 million. Sales by type of product included increases in sales of instruments of $9.0 million, service of $15.1 million, offset by decreases in reagent consumables of $5.8 million.

Operating profit for 2005 was $110.2 million, versus $103.6 million in 2004, an increase of $6.6 million or 6%. Increases in operating profit resulting from increased sales volume and productivity initiatives were offset by a pre-tax restructuring charge of $12.9 million and a $1.7 million increase in research and development spending. Amortization of intangibles was $26.2 million for the year ended January 1, 2006, versus $26.4 million for the year ended January 2, 2005.

Optoelectronics

2006 Compared to 2005. Sales for 2006 were $401.8 million, versus $392.7 million for 2005, an increase of $9.1 million, or 2%. Changes in foreign exchange rates increased sales by approximately $1.5 million in 2006, as compared to sales in 2005. The analysis in the remainder of this paragraph compares selected sales by product type for 2006, as compared to 2005, and includes the effect of foreign exchange fluctuations and acquisitions. Sales of our digital imaging products increased by $15.1 million while sales within our sensors and specialty lighting product lines decreased $6.1 million due to a decrease in Cermax® video and specific military platforms.

Operating profit for 2006 was $70.0 million, versus $58.4 million for 2005, an increase of $11.6 million, or 20%. The increase in operating profit in 2006, as compared to 2005, was primarily the result of a $1.9 million pre-tax restructuring reversal in 2006 as compared to the $9.2 million pre-tax restructuring charge in 2005, offset by a decrease in gross margin. The decrease in gross margin is due to an unfavorable product mix and pricing pressures, inflation, including commodity costs during 2006, and capacity issues within the amorphous silicon business, offset by successful execution of productivity initiatives. Fiscal 2006 includes stock option expense of $1.6 million. Amortization of intangible assets was $2.5 million for 2006 and $2.6 million for 2005. Fiscal 2005 also included a $0.2 million charge for in-process research and development related to the acquisition of the capital stock of Elcos AG, or Elcos, a leading European designer and manufacturer of custom light emitting diode, or LED, solutions for biomedical and industrial applications.

2005 Compared to 2004. Sales for 2005 were $392.7 million, versus $366.3 million for 2004, an increase of $26.4 million, or 7%. Acquisitions increased 2005 sales by $12.1 million over 2004 sales. Changes in foreign exchange rates had an immaterial impact on sales and operating profit. Fiscal 2005 had 52 weeks compared to 53 weeks in fiscal 2004. In the fourth quarter of fiscal 2004, an average week’s sales represented $7.1 million. The following analysis of significant sales by product line for 2005, as compared to 2004, includes the effects of changes in foreign exchange rates and the previously mentioned extra week during 2004. Sales of specialty lighting products increased by $10.2 million, sales of digital imaging products increased by $9.4 million due to increased sales of diagnostic and radiotherapy digital x-ray products, and sales of sensors increased $6.8 million.

Operating profit for 2005 was $58.4 million, versus $59.1 million for 2004, a decrease of $0.7 million, or 1%. The decrease in operating profit was primarily the result of increases in operating profit from increased sales volume, net productivity improvements and cost reduction actions, which were more than offset by pricing reductions and a $9.2 million pre-tax restructuring charge. Amortization of intangible assets increased to $2.6 million in 2005 from $1.2 million in 2004 due to the acquisition of Elcos in the beginning of 2005.

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

Cash Flows

Fiscal Year 2006

Operating Activities. Net cash generated by continuing operations operating activities was $127.0 million in 2006, compared to net cash generated by continuing operations operating activities of $192.9 million in 2005. Principal contributors to the generation of cash from operating activities during 2006 were net income from continuing operations of $118.3 million and depreciation and amortization of $69.2 million. These amounts were offset in part by taxes paid on divestitures of $60.3 million and a net increase in working capital of $9.4 million. Contributing to the net increase in working capital in 2006, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $11.1 million and a decrease in accounts payable of $1.7 million, offset in part by a decrease in accounts receivable of $3.3 million. Strong performance in accounts receivable collections in the Life and Analytical Sciences segment was partially offset by increased accounts payable disbursements in both the Life and Analytical Sciences and Optoelectronics segments. The increase in inventory is primarily the result of expanding the amount of inventory held at service locations within the Life and Analytical Sciences segment. There was no incremental use of our accounts receivable securitization facility during 2006, which totaled $45.0 million at both December 31, 2006 and January 1, 2006. Changes in accrued expenses, other assets and liabilities and other items totaled $9.2 million during 2006, and primarily relates to timing of payments for tax, restructuring and salary and benefits. Also included in the $9.2 million above are the net gain from dispositions of property, plant and equipment of $1.5 million and the net gain from settlement of investments of $2.3 million.

Investing Activities. Net cash used in continuing operations investing activities was $140.0 million in 2006, compared to $333.3 million of cash provided by continuing operations investing activities in 2005. Included in 2006 was $25.0 million of net proceeds received from the sale of our Semiconductor business unit and $6.6 million of net proceeds from the sale of investments. This was offset by approximately $129.0 million of net cash used for acquisitions. In addition, we incurred $12.1 million of business development transaction costs, earn-out payments and other costs in connection with these and previous transactions. Capital expenditures in 2006 were $44.5 million, mainly in the areas of tooling and other capital equipment purchases, in addition to facility improvements. These cash outflows were partially offset by $5.3 million from the advance and settlement of an insurance claim, $4.9 million received from the sale of property, plant and equipment, and $3.8 million from the settlement of life insurance policies.

Financing Activities. Net cash used in continuing operations financing activities was $313.5 million in 2006, compared to $217.6 million in 2005, an increase of $95.9 million, or 44%. In 2006, we repurchased in the open market 8.9 million shares of our common stock at a total cost of $190.1 million, including commissions. Debt reductions during 2006 totaled $110.7 million, compared to reductions in 2005 of $374.7 million. These uses of cash were offset by proceeds from common stock option exercises of $21.5 million and the related tax benefit of $2.2 million. In addition, we paid $35.5 million in dividends during 2006.

Fiscal Year 2005

Operating Activities. Net cash generated by continuing operations operating activities was $192.9 million in 2005. Contributing to the generation of cash from operating activities during 2005 were depreciation and amortization of $67.0 million, net income from continuing operations of $66.5 million, amortization of deferred debt issuance costs, accretion of discounts and extinguishment of debt of $57.4 million, , non-cash restructuring expense of $22.1 million, a decrease in working capital accounts of $12.5 million and stock-based compensation of $9.8 million, offset by $27.8 million from the resolution of prior year tax contingencies and $14.6 million from accrued expenses and other. Contributing to the decrease in working capital accounts in 2005, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts payable of $23.2 million, offset by increases in accounts receivable of $10.4 million and inventory of $0.3 million. There was no incremental use of our accounts receivable securitization facility during 2005. The outstanding amount under this facility totaled $45.0 million at both January 1, 2006 and January 2, 2005.

Investing Activities. Investing activities related to continuing operations contributed $333.3 million in 2005. In 2005, we received $366.6 million from the disposition of businesses, primarily comprising Fluid Sciences proceeds of $359.1 million. We also received $9.4 million from dispositions of property, plant and equipment and $2.9 million from the advance and settlement of an insurance claim. In 2005, we also made capital expenditures of $28.0 million, mainly for tooling and productivity improvements and for system and facility costs. In addition, we used $17.6 million for acquisitions and investments, primarily for our acquisition of Elcos for $13.2 million and the settlement of earnouts for $1.8 million.

Financing Activities. In 2005, we used $217.6 million of net cash in continuing operations financing activities. Debt reductions during 2005 totaled $374.7 million, primarily comprising $300.0 million used to repay our senior subordinated debt, and $70.0 million to repay our term loan. In addition, we paid $36.3 million of premium related to the prepayment of our senior subordinated debt and $8.5 million to settle interest rate swaps on this debt. We also paid $36.3 million in dividends and $24.4 million to purchase our common stock pursuant to a stock repurchase program we implemented in 2005. We borrowed $244.3 million related to the repatriation of funds under the American Jobs Creation Act of 2004 and received $19.4 million from the exercise of employee stock options.

Current Borrowing Arrangements

Senior Unsecured Credit Facility. On October 31, 2005, we entered into a $350.0 million five-year senior unsecured revolving credit facility. Letters of credit in the aggregate amount of approximately $15.0 million, originally issued under our previous credit agreement, are treated as issued under this agreement. We use the senior unsecured revolving credit facility for general corporate purposes which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of December 31, 2006 was 60 basis points; the weighted average Eurocurrency rate was 3.62%. There were approximately $151.5 million of borrowings under the facility as of December 31, 2006 with interest based on the above described Eurocurrency rate. At year end, the borrowings were undertaken by certain foreign subsidiaries of ours and the funds were borrowed in the subsidiaries’ functional currencies of Euro (EUR), Canadian Dollars (CAD) and Japanese Yen (JPY). The effective rates of the borrowings as of December 31, 2006 were as follows: EUR: 4.27%; CAD: 4.88% and JPY: 1.09%.

Our senior unsecured revolving credit facility contains covenants that require us to maintain specific financial ratios, including:

•	A minimum interest coverage ratio, and

•	A maximum total leverage ratio.

At all times during 2006, we were in compliance with all applicable covenants.

Senior Subordinated Notes. In December 2002 we issued ten-year senior subordinated notes at a rate of 8 7/8% with a face value of $300.0 million (the “Senior Subordinated Notes”). In the fourth quarter of 2005, we commenced and substantially completed a tender offer and consent solicitation for any and all of the Senior Subordinated Notes. We repurchased all but $25 thousand of these notes as of November 23, 2005. In connection with the tender offer, we solicited consents to amend the indenture under which the Senior Subordinated Notes were issued and removed most of the restrictive covenants from the indenture.

Off-Balance Sheet Arrangements

Receivables Securitization Facility. During 2001, we established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third party financial institution. Under this arrangement, we sold, on a revolving basis, certain of our accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third party financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. Our consolidated subsidiary retains the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts has been provided for on our balance sheet. The amount of receivables sold and outstanding with the third party financial institution may not exceed $65.0 million. Under the terms of this arrangement, our consolidated subsidiary retains collection and administrative responsibilities for the balances. The amount of receivables sold to the consolidated subsidiary was $67.8 million as of December 31, 2006 and $91.0 million as of January 1, 2006. At each of December 31, 2006 and January 1, 2006, an undivided interest of $45.0 million in the receivables had been sold to the third party financial institution under this arrangement. The remaining interest in receivables of $22.8 million and $46.0 million that were sold to and held by the consolidated subsidiary were included in accounts receivable in the consolidated financial statements at December 31, 2006 and January 1, 2006, respectively.

The agreement requires the third party financial institution to be paid interest during the period from the date the receivable is sold to its maturity date. At December 31, 2006, the effective interest rate was LIBOR plus approximately 50 basis points. The servicing fees received constitute adequate compensation for services performed. No servicing asset or liability is therefore recorded. The agreement also includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At December 31, 2006, we had a senior unsecured credit rating of BBB- with a stable outlook from Standard & Poor’s Rating Services, and of Baa3 with a stable outlook from Moody’s Investors Service. In January 2007, our consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization facility to January 25, 2008.

Dividends

Our Board of Directors declared regular quarterly cash dividends of seven cents per share in each quarter of 2006 and 2005, resulting in an annual dividend rate of 28 cents per share.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006:

	Operating Leases	Sr. Unsecured Revolving Credit Facility Maturing 2010	8.875% Sr. Subordinated Notes due 2013	Other Revolving Debt Facilities	Employee Benefit Plans	Total
	(In thousands)
2007	$31,883	$—	$—	$1,373	$22,434	$55,690
2008	23,240	—	—	—	22,650	45,890
2009	17,964	—	—	—	23,166	41,130
2010	14,000	151,536	—	—	23,661	189,197
2011	11,474	—	—	—	24,435	35,909
Thereafter	119,183	—	25	—	135,405	254,613

Total	$217,744	$151,536	$25	$1,373	$251,751	$622,429

Because the credit facility borrowings carry variable interest rates, the above table does not contemplate interest obligations.

Capital Expenditures

During 2007, we expect to make capital expenditures of approximately $40.0 million to $45.0 million primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, to increase capacity in the amorphous silicon business and to develop information technology. We expect to use our available cash and internally generated funds to fund these expenditures.

Other Potential Liquidity Considerations

During 2006, we repurchased in the open market 8.9 million shares of our common stock at an aggregate cost of $190.1 million, including commissions. These repurchases were made pursuant to our stock repurchase program announced in November 2005 (the “Program”). The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. On November 6, 2006, we announced that our Board of Directors authorized us to repurchase up to 10.0 million additional shares of our common stock under a new stock repurchase program (the “New Program”). The New Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board. The New Program may also be suspended or discontinued at any time. From January 1, 2007 through February 23, 2007, we repurchased 2.4 million shares of our common stock in the open market under the New Program at an aggregate cost of $57.0 million, including commissions. Any repurchased shares will be available for use in connection with corporate programs. If we continue to repurchase shares, the repurchase program will be funded using our existing financial resources, including cash and cash equivalents and our existing senior unsecured revolving credit facility. At December 31, 2006, we had cash and cash equivalents of approximately $191.1 million.

During 2005 and 2006, we have received advance payments toward business interruption and building damage from an insurance claim for a chemical fire that occurred within our Life and Analytical Sciences facility in Boston, Massachusetts in early 2005. The incident occurred during non-business hours and no employee casualties or injuries were reported. We expect that we will reach final settlement with the insurer in 2007 and believe we have sufficient insurance so that any gain or loss incurred by us in connection with this fire and environmental clean-up should not have a material effect on our results of operations.

Effects of Recently Adopted Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123(R), which requires compensation costs related to stock-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted SFAS No. 123(R) on January 2, 2006, and prior to adoption we applied the intrinsic value based method prescribed in APB Opinion No. 25, as permitted by SFAS No. 123, in accounting for employee stock-based compensation. We generally did not recognize compensation expense in connection with the grant of stock options because the options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

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

The total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units and performance units was $17.5 million in 2006. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $6.1 million in 2006, respectively. At December 31, 2006, total unrecognized stock-based compensation expense, expected to be recognized over a weighted average period of 1.6 fiscal years, amounted to $10.6 million. Total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures, if any.

Prior to the adoption of SFAS No. 123(R), we presented all excess tax benefits related to stock compensation as cash flows from operating activities in our consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from these tax benefits to be classified as cash flows from financing activities. In 2006, the tax benefit from the exercise of stock options was $2.2 million, which was classified as cash flows from financing activities, as compared to $5.3 million in 2005, which was classified as cash flows from operating activities.

Prior to the adoption of SFAS No. 123(R), unearned compensation was recorded in a contra-equity account and established at the date restricted stock was granted, representing the amount of unrecognized restricted stock expense that would be reduced as expense is recognized. Under the provisions of SFAS No. 123(R), the recognition of unearned compensation at the date restricted stock is granted is no longer required. Therefore, in the first quarter of 2006, the $6.4 million of unrecognized restricted stock that had been recorded in “Unearned compensation” in the consolidated balance sheet as of January 1, 2006 was reclassified to “Capital in excess of par value.”

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. We were required to adopt SAB 108 in 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 which requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. SFAS No. 158 requires prospective application and was effective for us as of the end of fiscal year 2006.

The impact of adopting SFAS No. 158 was a reduction to accumulated other comprehensive income of $32.7 million, a reduction to other assets of $26.6 million, an increase to current liabilities of $7.3 million, an increase to current assets of $0.7 million and a reduction to long-term liabilities of $0.4 million, with no impact to our consolidated statements of operations or statements of cash flows. There was also no impact from the adoption of SFAS No. 158 on our compliance with the financial covenants contained in our loan agreement, described in more detail in Note 16 of our consolidated financial statements.

Effects of Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return in accordance with SFAS No. 109, “Accounting for Income Taxes.” The new interpretation is effective for fiscal years beginning after December 15, 2006. We are required to adopt FIN No. 48 in the first quarter of fiscal year 2007. We are currently evaluating the requirements of FIN No. 48 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact, if any, of its adoption on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact, if any, of its adoption on our consolidated financial statements.

Application of Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, pensions and other postretirement benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Revenue recognition. We record product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. For products that include installation, if the installation meets the criteria to be considered a separate element, we recognize product revenue upon delivery, and we delay recognition of installation revenue until the installation is complete. For sales that include customer-specified acceptance criteria, we recognize revenue only after the acceptance criteria have been met. We defer revenue from services and recognize it over the contractual period or as we render services and the customer accepts them. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element, all in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. Because the majority of our sales relate to specific manufactured products or units rather than long-term customized projects, we generally do not experience significant changes in original estimates. Further, we have not experienced any significant refunds or promotional allowances that require significant estimation.

Warranty Costs. We provide for estimated warranty costs for products at the time of their sale. Warranty liabilities are based on estimated future repair costs using historical labor and material incurred in the warranty period.

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

Business Combinations. The allocation of purchase price for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocation purposes. In connection with the fair valuing of the assets acquired and liabilities assumed, we are assisted by valuation consultants, and assessments of intangible assets using customary valuation procedures and techniques are performed. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets.

Value of long-lived assets, including intangibles. We carry a variety of long-lived assets on our balance sheet including property and equipment, investments, identifiable intangible assets, and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review (1) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (2) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows emanating from those assets may be diminished. Any impairment charge that we record reduces our earnings. We completed the annual impairment tests of goodwill for 2006 and 2005 and concluded that there were no impairments. While we believe that our estimates of current value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets. In addition, we currently evaluate the remaining useful life of our non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment in accordance with SFAS No. 142. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

Employee compensation and benefits. Retirement and postretirement benefit plans are a significant cost of doing business and represent obligations that will be ultimately settled far in the future and therefore are subject to estimation. Retirement and postretirement benefit plan expenses are allocated to cost of sales, research and development, and selling, general and administrative expenses, in our consolidated statement of operations. We incurred expenses of $10.2 million in 2006, $11.9 million in 2005 and $9.1 million in 2004 for our retirement and postretirement plans. We expect expenses of approximately $12.0 million in 2007 for our retirement and postretirement plans. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied, to determine service cost and interest cost, in order to arrive at pension income or expense for the year. As of December 31, 2006, we estimated the expected long-term rate of return of assets in our pension portfolios in the United States was 8.5%, and was 7.6% for plans outside the United States. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets, as well as our current expectations for long-term rates of returns for our pension assets. Our management will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions, and will make adjustments to the assumptions as appropriate. Discount rate assumptions have been, and continue to be, based on the prevailing market long-term interest rates at the measurement date. If any of our assumptions were to change, our pension plan expenses would also change. A one-quarter percent increase in the discount rate would decrease our net periodic benefit cost by $0.4 million for 2007 in the United States and by $0.1 million for 2007 for all plans outside the United States. A one percent decrease in the estimated return on plan assets would increase our pre-tax pension expense by $2.1 million for 2007 in the United States and by $1.0 million for 2007 for all plans outside the United States. We have reduced the volatility in our healthcare costs provided to our retirees by adopting a defined dollar plan feature. Under the defined dollar plan feature, our total annual liability for healthcare costs to any one retiree is limited to a fixed dollar amount, regardless of the nature or cost of the healthcare needs of that retiree. Our maximum future liability, therefore, cannot be increased by future changes in the cost of healthcare.

Restructuring activities. Our financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Our pre-tax restructuring charges are estimates based on our preliminary assessments of (1) severance benefits to be granted to employees, based on known benefit formulas and identified job grades, (2) costs to abandon certain facilities based on known lease costs of sub-rental income and (3) asset impairments as discussed above under “Value of Long-Lived Assets, Including Intangibles.” Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. For example, actual severance costs may be less than anticipated if employees voluntarily leave prior to the time at which they would be entitled to severance, or if anticipated legal hurdles in foreign jurisdictions prove to be less onerous than expected. In addition, unanticipated successes or difficulties in terminating leases and other contractual obligations may lead to changes in estimates. When such changes in estimates occur, they are reflected in our financial statements on the income statement line entitled “restructuring and integration (reversals) charges, net.”

Gains or losses on dispositions. When we record the disposition of an asset or discontinuance of an operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets, and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. During the year ended December 31, 2006, we recognized $1.5 million in gains from disposition of fixed assets. We also recorded $2.4 million in gains from the disposition of discontinued operations, which consisted of gains from the final disposition of our Aerospace, Fluid Testing, Telecommunications Components and Technical Services businesses, offset by losses associated with the disposition of our Fiber Optics Test Equipment and Lithography businesses. Any such changes decrease or increase current earnings, and are recorded either against the “gains on disposition” or “discontinued operations” line items appearing in our income statement.

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

Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are operational decisions, transactions, facts and circumstances, and calculations for which the ultimate tax determination is not certain. Furthermore, our tax positions are periodically subject to challenge by taxing authorities throughout the world. Where appropriate, we reserve for tax matters when we believe that the likelihood of an incremental liability being incurred is probable in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies”, and SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Any significant impact as a result of changes in underlying facts, law, tax rates, tax audit, or review could lead to adjustments to our income tax expense, our effective tax rate, or our cash flow.

Additionally, in accordance with SFAS No. 109 we have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, foreign tax credits, other income tax credits and certain pension accruals. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Improvements or other changes in our operations, domestically and internationally, could increase our ability to utilize these tax attributes in the future. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risks

Financial Instruments

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of December 31, 2006.

In the ordinary course of business, we enter into foreign exchange contracts for periods consistent with our committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the consolidated balance sheet. Credit risk is insignificant as the foreign exchange instruments are contracted with major banking institutions. Unrealized gains and losses on our foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive income in the accompanying consolidated balance sheet. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. For the year ended December 31, 2006, we did not engage in any designated cash flow hedges. Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $174.8 million at December 31, 2006 and $197.6 million as of January 1, 2006. The approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days for 2006. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Market Risk

Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures.

Foreign Exchange Risk. The potential change in foreign currency exchange rates offers a substantial risk to us, as approximately 62% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain balance sheet foreign currency transaction exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. Moreover, we are able to partially mitigate the impact that fluctuations in currencies have on our net income as a result of our manufacturing facilities located in countries outside the United States, material sourcing and other spending which occur in countries outside the U.S resulting in a natural hedge.

Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact business, generally sales and net income will be positively but not proportionately impacted.

Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of December 31, 2006, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.1 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal 2006 the Value-At-Risk was $0.1 million, with an average of approximately $0.1 million.

Interest Rate Risk. As described above, our debt portfolio includes variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings.

Interest Rate Risk—Sensitivity. As of December 31, 2006, our debt portfolio consisted of $151.8 million of variable rate debt. In addition, our cash and cash equivalents, for which we receive interest at variable rates, were $191.1 million at December 31, 2006. Our current earnings exposure for changes in interest rates can be summarized as follows:

(1) Changes in interest rates can cause interest charges on our variable rate debt, consisting of $151.8 million of revolving debt facilities, to fluctuate. An increase of 10%, or approximately 42 basis points, in current interest rates would cause an additional pre-tax charge to our earnings of $0.6 million for fiscal year 2007.

(2) Changes in interest rates can cause our cash flows relative to interest payments on variable rate debt to fluctuate. As described above, an increase of 10%, or approximately 42 basis points, in current interest rates would cause our cash outflows to increase by $0.6 million for fiscal year 2007.

(3) Changes in interest rates can cause our cash flows relative to interest received to fluctuate.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 1, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended

	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands, except per share data)
Sales	$1,546,358	$1,473,831	$1,429,089
Cost of sales	918,287	859,295	846,326
Selling, general and administrative expenses	376,849	365,457	362,322
Research and development expenses	99,719	87,371	82,356
Restructuring and integration (reversals) charges, net	(3,640)	22,065	—
Impairment of assets	3,246	—	—
(Gains) losses on dispositions, net	(1,505)	(1,502)	409
In-process research and development charge	—	194	—

Operating income from continuing operations	153,402	140,951	137,676
Interest and other expense, net	2,666	74,291	38,332

Income from continuing operations before income taxes	150,736	66,660	99,344
Provision for income taxes	32,412	128	23,465

Income from continuing operations	118,324	66,532	75,879
(Loss) income from discontinued operations, net of income taxes	(1,174)	15,214	20,659
Gain (loss) on disposition of discontinued operations, net of income taxes	2,433	186,362	(495)

Net income	$119,583	$268,108	$96,043

Basic earnings per share:
Continuing operations	$0.95	$0.51	$0.60
Discontinued operations	0.01	1.56	0.16

Net income	$0.96	$2.07	$0.75

Diluted earnings per share:
Continued operations	$0.94	$0.51	$0.59
Discontinued operations	0.01	1.54	0.16

Net income	$0.95	$2.04	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of the Years Ended

	December 31, 2006	January 1, 2006
	(In thousands except share and per share data)
Current assets:
Cash and cash equivalents	$191,059	$502,264
Accounts receivable, net	268,459	250,844
Inventories, net	183,260	163,150
Other current assets	101,511	71,189
Current assets of discontinued operations	477	11,442

Total current assets	744,766	998,889

Property, plant and equipment, net	182,196	177,369
Marketable securities and investments	7,508	9,222
Intangible assets, net	404,021	375,419
Goodwill	1,117,724	1,026,201
Other assets	52,502	90,156
Long-term assets of discontinued operations	1,605	16,205

Total assets	$2,510,322	$2,693,461

Current liabilities:
Short-term debt	$1,153	$1,131
Accounts payable	152,836	146,971
Accrued restructuring and integration costs	2,731	11,242
Accrued expenses	318,987	324,954
Current liabilities of discontinued operations	826	10,241

Total current liabilities	476,533	494,539
Long-term debt	151,781	243,282
Long-term liabilities	304,278	303,687
Long-term liabilities of discontinued operations	—	1,440

Total liabilities	932,592	1,042,948
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value per share, authorized 300,000,000 shares; issued and outstanding 123,255,000 and 130,109,000 shares at December 31, 2006 and January 1, 2006, respectively	123,255	130,109
Capital in excess of par value	407,345	556,728
Unearned compensation	—	(6,372)
Retained earnings	1,040,190	964,690
Accumulated other comprehensive income	6,940	5,358

Total stockholders’ equity	1,577,730	1,650,513

Total liabilities and stockholders’ equity	$2,510,322	$2,693,461

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the Three Years Ended December 31, 2006

	Comprehensive Income	Common Stock Amount	Capital in Excess of Par	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Held in Treasury	Total Stockholders’ Equity
	(In thousands)
Balance, December 28, 2003		$145,101	$681,550	$(3,494)	$672,616	$30,908	$(177,631)	$1,349,050

Comprehensive income
Net income	$96,043	—	—	—	$96,043	—	—	$96,043
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	38,354	—	—	—	—	38,354	—	38,354
Change in minimum liability of pension, net of tax	(11,987)	—	—	—	—	(11,987)	—	(11,987)
Unrealized gains on securities arising during the period, net of tax	75	—	—	—	—	75	—	75

Other comprehensive income	26,442	—	—	—	—	—	—	—

Comprehensive income	$122,485	—	—	—	—	—	—	—

Dividends	—	—	—	—	(35,781)	—	—	(35,781)
Exercise of employee stock options	—	855	9,646	—	—	—	4,540	15,041
Issuance of common stock for employee benefit plans	—	167	3,408	2,034	—	—	2,336	7,945
Issuance (cancellation) of common stock for long-term incentive program	—	(16)	2,185	(2,742)	—	—	1,918	1,345
Elimination of treasury stock	—	(17,048)	(151,789)	—	—	—	168,837	—

Balance, January 2, 2005		$129,059	$545,000	$(4,202)	$732,878	$57,350	$—	$1,460,085

Comprehensive income
Net income	$268,108	—	—	—	$268,108	—	—	$268,108
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(44,626)	—	—	—	—	(44,626)	—	(44,626)
Change in minimum liability of pension, net of tax	(7,376)	—	—	—	—	(7,376)	—	(7,376)
Unrealized gains on securities arising during the period, net of tax	10	—	—	—	—	10	—	10

Other comprehensive loss	(51,992)	—	—	—	—	—	—	—

Comprehensive income	$216,116	—	—	—	—	—	—	—

Dividends	—	—	—	—	(36,296)	—	—	(36,296)
Exercise of employee stock options and related income tax benefits	—	1,533	23,198	—	—	—	—	24,731

The accompanying notes are an integral part of these consolidated financial statements.

	Comprehensive Income	Common Stock Amount	Capital in Excess of Par	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cost of Shares Held in Treasury	Total Stockholders’ Equity
	(In thousands)
Issuance of common stock for employee benefit plans	—	308	4,267	101	—	—	—	4,676
Buyback and cancellation of common stock		(1,096)	(23,301)	—	—	—	—	(24,397)
Issuance (cancellation) of common stock for long-term incentive program	—	305	7,564	(2,271)	—	—	—	5,598

Balance, January 1, 2006		$130,109	$556,728	$(6,372)	$964,690	$5,358	$—	$1,650,513

Reclassification of unearned compensation to capital in excess of par upon the adoption of SFAS No. 123(R)—See Note 19	—	—	(6,372)	6,372	—	—	—	—
Comprehensive income
Net income	$119,583	—	—	—	$119,583	—	—	$119,583
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	33,431	—	—	—	—	33,431	—	33,431
Change in minimum liability of pension, net of tax	895	—	—	—	—	895	—	895
Unrealized gains on securities arising during the period, net of tax	2	—	—	—	—	2	—	2

Other comprehensive income	34,328	—	—	—	—	—	—	—

Comprehensive income	$153,911	—	—	—	—	—	—	—

Adjustment to initially adopt SFAS No. 158, net of tax	—	—	—	—	—	(32,746)	—	(32,746)
Dividends	—	—	—	—	(44,083)	—	—	(44,083)
Exercise of employee stock options and related income tax benefits	—	1,663	22,061	—	—	—	—	23,724
Issuance of common stock for employee benefit plans	—	113	2,l83	—	—	—	—	2,296
Buyback and cancellation of common stock		(8,904)	(181,217)	—	—	—	—	(190,121)
Issuance (cancellation) of common stock for long-term incentive program	—	274	4,572	—	—	—	—	4,846
Stock option compensation under SFAS No. 123(R)	—	—	9,390	—	—	—	—	9,390

Balance, December 31, 2006		$123,255	$407,345	$—	$1,040,190	$6,940	$—	$1,577,730

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended

	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Operating activities:
Net income	$119,583	$268,108	$96,043
Add net loss (income) from discontinued operations	1,174	(15,214)	(20,659)
Add net (gain) loss on disposition of discontinued operations	(2,433)	(186,362)	495

Net income from continuing operations	118,324	66,532	75,879
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and integration (reversals) charges, net	(3,640)	22,065	—
Depreciation and amortization	69,184	66,998	67,599
Stock-based compensation	16,144	9,824	8,402
Deferred taxes	(10,007)	1,421	21,932
Contingencies and prior year tax matters	(1,322)	(27,772)	(8,019)
Amortization of deferred debt issuance cost, accretion of discounts and extinguishment of debt	292	57,385	8,099
(Gains) losses on dispositions, net	(3,801)	(7,346)	709
Asset impairments	3,246	—	—
Changes in assets and liabilities which provided cash, excluding effects from companies purchased and divested:
Accounts receivable, net	3,315	(10,434)	17,951
Inventories	(11,067)	(323)	5,625
Accounts payable	(1,671)	23,242	(14,443)
Tax benefit from exercise of common stock options	—	5,343	—
Taxes paid on divestitures	(60,297)	—	—
Accrued expenses and other	8,321	(13,999)	(10,758)

Net cash provided by continuing operations operating activities	127,021	192,936	172,976
Net cash provided by discontinued operations operating activities	419	15,157	27,781

Net cash provided by operating activities	127,440	208,093	200,757

Investing activities:
Capital expenditures	(44,473)	(27,993)	(15,818)
Proceeds from advance and settlement of insurance claim	5,309	2,942	—
Proceeds from dispositions of property, plant and equipment, net	4,876	9,393	3,442
Proceeds from surrender of life insurance policies	3,826	—	—
Proceeds from dispositions of investments, net	23,627	366,578	425
(Payments for) proceeds from acquisitions and investments, net of cash and cash equivalents acquired	(133,128)	(17,571)	2,765

Net cash (used in) provided by continuing operations investing activities	(139,963)	333,349	(9,186)
Net cash provided by (used in) discontinued operations investing activities	467	(10,060)	(2,497)

Net cash (used in) provided by investing activities	(139,496)	323,289	(11,683)

Financing activities:
Payments on debt	(110,748)	(374,656)	(175,000)
Premium on prepayment of debt	—	(36,321)	—
Settlement of interest rate swaps	—	(8,480)	—
Proceeds from borrowings	—	244,253	—
Payment of debt issuance costs	(741)	(1,133)	—
Decrease in other credit facilities	(164)	24	39
Tax benefit from exercise of common stock options	2,203	—	—
Proceeds from exercise of common stock options	21,520	19,388	15,041
Purchases of common stock	(190,121)	(24,397)	—
Dividends paid	(35,455)	(36,296)	(35,781)

Net cash used in continuing operations financing activities	(313,506)	(217,618)	(195,701)
Net cash used in discontinued operations financing activities	—	(233)	(237)

Net cash used in financing activities	(313,506)	(217,851)	(195,938)

Effect of exchange rate changes on cash and cash equivalents	14,357	(8,780)	12,878

Net (decrease) increase in cash and cash equivalents	(311,205)	304,751	6,014
Cash and cash equivalents at beginning of year	502,264	197,513	191,499

Cash and cash equivalents at end of year	$191,059	$502,264	$197,513

Supplemental disclosures of cash flow information—See Note 2:
Cash paid during the year for:
Interest	$7,368	$37,361	$32,491
Income taxes	$91,394	$44,008	$36,448

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Accounting Policies

Nature of Operations:    PerkinElmer, Inc. is a global high technology company which designs, manufactures, markets and supports products, systems and service offerings within two reporting segments: Life and Analytical Sciences and Optoelectronics.

The consolidated financial statements include the accounts of PerkinElmer, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method.

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal years ended December 31, 2006 and January 1, 2006 included 52 weeks. The year ended January 2, 2005 included 53 weeks.

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

Revenue Recognition:    The Company’s product sales are recorded when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. For products that include installation, and if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Certain of the Company’s products require specialized installation. Revenue for these products is deferred until installation is completed. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, the Company uses objective evidence of fair value to allocate revenue to the elements and recognizes revenue when the criteria for revenue recognition have been met for each element.

Warranty Costs:    The Company provides for estimated warranty costs for products at the time of their sale. Warranty liabilities are based on estimated future repair costs using historical labor and material costs incurred in the warranty period.

Shipping and Handling Costs:    The Company reports shipping and handling costs in both sales and the related costs as cost of goods sold to the extent they are billed to customers. In all other instances they are reflected as a component of cost of goods sold.

Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. Substantially all inventories are accounted for using the first-in, first-out (“FIFO”) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on the Company’s estimated forecast of product demand and production requirements.

Income Taxes:    The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not. Pursuant to Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes—Special Areas” (“APB Opinion No. 23”), and related interpretations with respect to corporate earnings permanently reinvested offshore, the Company does not accrue tax for the repatriation of its foreign earnings that it considers to be permanently reinvested outside the United States.

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

Asset Retirement Obligations:    The Company records obligations associated with its lease obligations, the retirement of tangible long-lived assets and the associated asset-retirement costs in accordance with Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143”. The Company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as an operating expense.

Pension Plans:    The Company’s funding policy provides that payments to the United States (U.S.) pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Non-U.S. plans are accrued for, but generally not fully funded, and benefits are paid from operating funds. In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in “other comprehensive income” in the period in which they occur.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. SFAS No. 158 requires prospective application and was effective for the Company as of the end of fiscal year 2006.

The impact of adopting SFAS No. 158 was a reduction to accumulated other comprehensive income of $32.7 million, a reduction to other assets of $26.6 million, an increase to current liabilities of $7.3 million, an increase to current assets of $0.7 million and a reduction to long-term liabilities of $0.4 million, with no impact to the Company’s consolidated statements of operations or statements of cash flows. There was also no impact from the adoption of SFAS No. 158 on the Company’s compliance with the financial covenants contained in its loan agreement, described in more detail in Note 14, below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies:    For foreign operations, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates. Resulting translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in accumulated other comprehensive income, a separate component of stockholders’ equity.

Intangible Assets:    The Company’s intangible assets consist of (1) goodwill, which is not being amortized; (2) indefinite lived intangibles, which consist of certain trademarks and trade names that are not subject to amortization; and (3) amortizing intangibles, which consist of patents and purchased technologies, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on an annual or periodic basis.

The annual impairment assessment of goodwill is performed by the Company on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

Stock-Based Compensation:    The Company has three stock-based compensation plans from which it makes grants, which are described more fully in Note 19. Effective January 2, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires compensation costs related to stock-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Prior to January 2, 2006, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25, as permitted by SFAS No. 123, in accounting for employee stock-based compensation. The Company generally did not recognize compensation expense in connection with the grant of stock options because the options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In transitioning from APB Opinion No. 25 to SFAS No. 123(R), the Company applied the modified prospective method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in periods after adoption includes (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), less estimated forfeitures.

The FASB Staff Position ("FSP") No. 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." The FSP No. 123R-3 required an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R or the alternative transition method described in FSP No. 123R-3. An entity that adopted SFAS No. 123R using the modified prospective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

application may make a one-time election to adopt the transition method described in the FSP No. 123R-3, and may take up to one year from the latter of its initial adoption of SFAS No. 123R or the effective date of the FSP No. 123R-3 to evaluate the available transition alternatives and make its one-time election. The Company adopted the alternative transition method provided in the FSP No. 123R-3 for calculating the tax effects of stock-based compensation under SFAS No. 123R.

Prior to the adoption of SFAS No. 123(R), the Company presented all excess tax benefits related to stock compensation as cash flows from operating activities in the consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from these tax benefits to be classified as cash flows from financing activities. Tax benefits are recognized related to the cost for share-based payments to the extent the equity instrument would ordinarily result in a future tax deduction under existing law. Tax expense will be recognized to write off excess deferred tax assets when the tax deduction upon settlement of a vested option is less than the cumulative compensation expense recorded in the statement of operations for that option, to the extent not offset by prior tax credits for settlements where the tax deduction was greater than the expense recognized based on the fair value at date of grant.

Prior to the adoption of SFAS No. 123(R), unearned compensation was recorded in a contra-equity account and established at the date restricted stock was granted representing the amount of unrecognized restricted stock expense. Under the provisions of SFAS No. 123(R), the recognition of unearned compensation at the date restricted stock is granted is no longer allowed. Therefore, in the first quarter of 2006, the unrecognized restricted stock that had been in “Unearned compensation” in the consolidated balance sheet as of January 1, 2006 was reclassified to “Capital in excess of par value.”

Marketable Securities and Investments:    Marketable Securities and Investments, whether debt or equity, are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The cost of securities sold is based on the specific identification method. If securities are classified as available for sale, the Company records these investments at their fair values with unrealized gains and losses included in accumulated other comprehensive income (loss). Under the cost method of accounting, equity investments in private companies are carried at cost and are adjusted for other-than-temporary declines in fair value, additional investments or distributions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications:    Certain reclassifications have been made to prior years’ financial statements to conform to the 2006 presentation. These reclassifications have no material impact on previously reported net income or cash flows.

Recent Accounting Pronouncements:    In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The Company was required to adopt SAB 108 in 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return in accordance with SFAS No. 109, “Accounting for Income Taxes.” The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company is required to adopt FIN No. 48 in the first quarter of fiscal year 2007. The Company is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, of its adoption on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact, if any, of its adoption on its consolidated financial statements.

Note 2:	Acquisitions

Acquisition of Agilix Corporation.    In February 2006, the Company acquired specified assets of Agilix Corporation (“Agilix”) for approximately $8.7 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company. Assets acquired primarily relate to Agilix’s core technology which centers around labeling technology using isobaric mass tags that allow for the simultaneous quantification of molecules, such as proteins, from multiple samples.

Acquisition of Spectral Genomics, Inc.    In April 2006, the Company acquired specified assets and assumed specified liabilities of Spectral Genomics, Inc. (“Spectral”), a leader in molecular karyotyping technology used to evaluate chromosomal abnormalities. Consideration for the transaction was approximately $12.1 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company. The Company will make a $1.9 million payment in the first quarter of 2007, as well as royalty payments based on future sales, to license additional intellectual property rights from a third party.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Clinical & Analytical Service Solutions Ltd.    In June 2006, the Company acquired the stock of Clinical & Analytical Service Solutions Ltd. (“C&A”), a scientific equipment asset and managed maintenance company serving the pharmaceutical, biotechnology and healthcare markets. Consideration for the transaction was approximately $12.4 million in cash, net of cash acquired, plus potential additional contingent consideration, which management expects to be immaterial to the Company.

Acquisition of J.N. Macri Technologies LLC and NTD Laboratories, Inc.    In July 2006, the Company acquired specified assets and assumed specified liabilities of J.N. Macri Technologies LLC (“Macri”) and acquired the stock of NTD Laboratories, Inc. (“NTD”). Macri holds and licenses global patents related to free beta Human Chorionic Gonadotropin (“free Beta hCG”). Free Beta hCG is a peptide hormone produced in the early stage of pregnancy that is widely recognized as an important biomarker for first-trimester prenatal risk assessment. NTD is a laboratory specializing in prenatal risk assessment and offers laboratory developed and validated testing under the brand name UltraScreen®, of which free Beta hCG is an important component. Aggregate consideration for these transactions was $55.2 million in cash, net of cash acquired.

Acquisition of Avalon Instruments Limited.    In September 2006, the Company acquired the stock of Avalon Instruments Limited (“Avalon”). The acquisition of Avalon expands and complements the Company’s Molecular Spectroscopy product portfolio by adding a family of innovative bench-top dispersive Raman spectrometers. Raman spectroscopy identifies and characterizes the composition of both organic and inorganic materials in a wide range of applications. Consideration for this transaction was $5.4 million in cash, net of cash acquired, plus potential additional contingent consideration, which management expects to be immaterial to the Company.

Acquisition of Triton Technology Ltd.    In December 2006, the Company acquired specified assets of Triton Technology Ltd (“Triton”). The Company acquired from Triton a line of Dynamic Mechanical Analysis (“DMA”) products. The DMA products offer a thermal analysis tool that is used by scientists in the polymers, pharmaceuticals and food industries for diverse applications ranging from simple quality control to advanced research. Consideration for this transaction was $2.3 million in cash at the closing, plus additional cash payments of $1.6 million in 2007.

Acquisition of Evotec Technologies GmbH.    In January 2007, the Company acquired the stock of Evotec Technologies GmbH (“Evotec”). The acquisition is intended to allow the Company to provide its customers in the pharmaceutical, biotechnology and academic arenas with Evotec’s high content screening (“HCS”) instruments and software. These analysis tools determine the composition of cells and cell structure, a critical step in moving potential drug targets quickly through the discovery process. Consideration for this transaction was approximately $33.0 million in cash, subject to a net working capital adjustment.

Acquisition of Euroscreen Products S.A.    In January 2007, the Company acquired the stock of Euroscreen Products S.A. (“Euroscreen”), a developer of the AequoScreenTM cellular assay platform. The AequoScreenTM platform from Euroscreen is based on an innovative luminescence technology that generates higher quality data, while reducing the number of false positives in G protein-coupled receptor (“GPCR”) screening applications. Consideration for this transaction was approximately $18.1 million in cash.

The operations for each of these acquisitions completed in 2006 are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date. The operations subsequent to the acquisitions, individually and in the aggregate, did not have a material effect on the Company’s financial position, results of operations or cash flows.

The acquisitions were accounted for in accordance with SFAS No. 141, “Business Combinations”, and the Company has accordingly allocated the purchase prices of the acquisitions based upon the preliminary fair values of the assets acquired and liabilities assumed. The purchase prices and related allocations have not been finalized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and may be revised as a result of adjustments made to the purchase prices, additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the dates of purchase. In connection with the fair valuing of the assets acquired and liabilities assumed, management, assisted by valuation consultants, performed assessments of intangible assets using customary valuation procedures and techniques.

The components of the preliminary purchase prices and allocations for the acquisitions completed in 2006 are as follows:

	Agilix	Spectral	C&A	Macri/ NTD	Avalon	Triton
	(In thousands)
Consideration and acquisition costs:
Cash payments, net of cash acquired	$8,696	$12,100	$12,377	$55,222	$5,353	$2,343
Deferred consideration	—	1,900	—	—	—	1,570
Transaction costs	68	69	440	377	165	112

Total consideration and acquisition costs	$8,764	$14,069	$12,817	$55,599	$5,518	$4,025

Allocation of purchase price
Current assets	$—	$468	$2,468	$3,044	$512	$137
Property, plant and equipment	646	388	533	384	8	—
Identifiable intangible assets	7,300	9,900	4,186	32,600	1,600	770
Goodwill	818	5,427	10,753	31,811	4,111	3,143
Other assets	—	—	184	40	—	—
Deferred taxes	—	—	(1,280)	(8,388)	(480)	—
Liabilities assumed	—	(2,114)	(4,027)	(3,892)	(233)	(25)

Total	$8,764	$14,069	$12,817	$55,599	$5,518	$4,025

Note 3:	Restructuring Charges

The Company has undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of its business units. Restructuring actions in 2001 and 2002 were recorded in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Restructuring actions taken since 2002 were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). In certain instances, specifically when governmental authorities are involved in setting severance levels, SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, is applied.

A description of each of the restructuring plans and the activity recorded is as follows:

Q2 2006 Plan:

During the second quarter of 2006, the Company’s management approved a plan for workforce reductions in two locations in the United States as the Company shifts resources into product lines that are more consistent with the Company’s growth strategy. The Company completed notifying affected employees on June 30, 2006. As a result of this plan, the Company recorded a pre-tax restructuring charge of $0.8 million during the second quarter of 2006 (the “Q2 2006 Plan”). The principal actions within the Q2 2006 Plan related to a workforce reduction resulting from reorganization activities within the Life and Analytical Sciences segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of the Q2 2006 Plan activity:

	Headcount	Severance
		(Dollars in thousands)
Balance at January 1, 2006	—	$—
Provision	23	755
Amounts paid	(23)	(650)

Balance at December 31, 2006	—	$105

All actions related to the Q2 2006 Plan have been completed and the Company anticipates that the remaining payments of $0.1 million will be completed by the end of the second quarter of 2007.

Q4 2005 Plan:

During the fourth quarter of 2005, the Company recognized a $2.2 million pre-tax restructuring charge in the Life and Analytical Sciences segment and a $6.0 million pre-tax restructuring charge in the Optoelectronics segment (the “Q4 2005 Plan”). The purpose of these restructuring actions was to shift resources into geographic regions and product lines that were more consistent with the Company’s growth strategy. The principal actions in the Q4 2005 Plan were workforce reductions and the closure of several facilities resulting from reorganization activities.

During 2006, the Company recorded a pre-tax restructuring charge, net, of $0.2 million relating to its Q4 2005 Plan due to higher than expected costs associated with the workforce reductions in Europe within the Life and Analytical Sciences segment. The Company also recorded a pre-tax restructuring reversal of $1.4 million relating to its Q4 2005 Plan due to the completion in June 2006 of the sale of a building previously reserved for in the Q4 2005 Plan. The amount of the proceeds from this sale in excess of the current book value of the property was recorded as a pre-tax restructuring reversal within the Optoelectronics segment.

The following table summarizes the components of the Q4 2005 Plan activity:

	Headcount	Severance	Abandonment of Excess Facilities	Total
	(Dollars in thousands)
Balance at January 2, 2005	—	$—	$—	$—
Provision	44	2,161	6,062	8,223
Amounts paid	(20)	(369)	(5,708)	(6,077)

Balance at January 1, 2006	24	1,792	354	2,146
Change in estimate	—	236	(1,403)	(1,167)
Amounts (paid) received	(24)	(1,965)	1,176	(789)

Balance at December 31, 2006	—	$63	$127	$190

All actions related to the Q4 2005 Plan have been completed and the Company anticipates that the remaining payments of $0.2 million will be completed by the end of 2008.

Q2 2005 Plan:

During the second quarter of 2005, the Company recognized a $5.3 million pre-tax restructuring charge in the Life and Analytical Sciences segment and a $2.9 million pre-tax restructuring charge in the Optoelectronics segment (the “Q2 2005 Plan”). The purpose of these restructuring actions was to shift resources into geographic

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regions and product lines that were more consistent with the Company’s growth strategy. The principal actions in the Q2 2005 Plan were workforce reductions resulting from reorganization activities. All workforce reductions have been completed and the remaining payments relate to international severance contracts.

During 2006, the Company recorded a pre-tax restructuring reversal of $0.6 million relating to the Q2 2005 Plan due to lower than expected employee separation costs associated with both the Life and Analytical Sciences and Optoelectronics segments.

The following table summarizes the components of the Q2 2005 Plan activity:

	Headcount	Severance	Abandonment of Excess Facilities	Total
	(Dollars in thousands)
Balance at January 2, 2005	—	$—	$—	$—
Provision	228	8,111	140	8,251
Change in estimate	—	(403)	—	(403)
Amounts paid	(228)	(5,370)	(140)	(5,510)

Balance at January 1, 2006	—	2,338	—	2,338
Change in estimate	—	(577)	—	(577)
Amounts paid	—	(1,358)	—	(1,358)

Balance at December 31, 2006	—	$403	$—	$403

All actions related to the Q2 2005 Plan have been completed and the Company anticipates that the remaining payments of $0.4 million will be completed by the end of the first quarter of 2008.

2001 to 2003 Restructuring and Integration Plans:

The principal actions in these restructuring plans were workforce reductions related to the integration of the Company’s Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions at one of the Optoelectronics manufacturing facilities to reflect declining demand for several product lines. The Company has approximately $2.0 million of remaining liabilities associated with 2001 to 2003 restructuring and integration plans, primarily relating to workforce severance benefits associated with the closure of our European manufacturing facility in the Life and Analytical Sciences segment and remaining lease obligations of closed facilities. The remaining terms of these leases vary in length and will be paid through 2014.

During 2006, the Company recorded a pre-tax restructuring reversal of $2.7 million relating to the Q4 2002 Plan due to the completion in December 2006 of the sale of a building previously reserved for in the Q4 2002 Plan. The amount of the proceeds from this sale in excess of the current book value of the property was recorded as a pre-tax restructuring reversal within the Life and Analytical Sciences segment.

Note 4:	Impairment of Assets

The Company recorded a charge of $3.2 million for the impairment of assets during 2006 within the Life and Analytical Sciences segment. This impairment included a $2.8 million loss related to a manufacturing facility and a $0.4 million loss on impairment of a license agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	2006	2005	2004
	(In thousands)
Interest income	$(9,390)	$(3,321)	$(2,401)
Interest expense	9,157	27,291	36,203
(Gains) losses on disposition of investments, net	(2,296)	(5,844)	300
Extinguishment of debt	—	54,886	4,143
Other	5,195	1,279	87

	$2,666	$74,291	$38,332

Note 6:	Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows:

	2006	2005	2004
	(In thousands)
U.S.	$10,295	$(51,609)	$(48,057)
Non-U.S.	140,441	118,269	147,401

	$150,736	$66,660	$99,344

The components of the provision for (benefit from) income taxes for continuing operations were as follows:

	Current	Deferred Expense (Benefit)	Total
	(In thousands)
2006
Federal	$3,113	$(10,941)	$(7,828)
State	2,583	(1,366)	1,217
Non-U.S.	36,723	2,300	39,023

	$42,419	$(10,007)	$32,412

2005
Federal	$(36,893)	$4,381	$(32,512)
State	(662)	511	(151)
Non-U.S.	36,262	(3,471)	32,791

	$(1,293)	$1,421	$128

2004
Federal	$(20,756)	$25,375	$4,619
State	(6,535)	(929)	(7,464)
Non-U.S.	28,824	(2,514)	26,310

	$1,533	$21,932	$23,465

The total provision for income taxes included in the consolidated financial statements was as follows:

	2006	2005	2004
	(In thousands)
Continuing operations	$32,412	$128	$23,465
Discontinued operations	665	94,776	13,732

	$33,077	$94,904	$37,197

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision (benefit) is as follows:

	2006	2005	2004
	(In thousands)
Tax at statutory rate	$52,758	$23,331	$34,771
Non-U.S. rate differential, net	(13,124)	(10,272)	(24,454)
U.S. taxation of multinational operations	2,816	5,566	2,162
State income taxes, net	551	(2,102)	807
Extra-territorial income and qualified production activities income	(2,315)	(2,078)	(2,170)
Repatriation pursuant to AJCA* and APB Opinion No. 23	—	15,475	8,709
Contingencies and prior year tax matters	(2,565)	(27,772)	(8,019)
Use of research and experimental credits	(1,573)	(2,233)	—
Change in valuation allowance	(4,177)	(1,417)	10,975
Other, net	41	1,630	684

	$32,412	$128	$23,465

*	The homeland investment provisions of the American Jobs Creation Act.

The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities as of December 31, 2006 and January 1, 2006 were as follows:

	2006	2005
	(In thousands)
Deferred tax assets:
Inventory	$9,349	$8,225
Reserves and accruals	13,421	16,551
Accrued compensation	19,257	14,000
Net operating loss and credit carry forwards	93,581	86,958
Postretirement health benefits	—	621
Pension contribution	83	—
Restructuring reserve	664	1,996
All other, net	498	313

Total deferred tax assets	136,853	128,664
Deferred tax liabilities:
Pension contribution	—	(8,617)
Postretirement health benefits	(564)	—
Depreciation and amortization	(82,158)	(78,593)
All other, net	(9,457)	(7,748)

Total deferred tax liabilities	(92,179)	(94,958)
Valuation allowance	(105,821)	(96,839)

Net deferred liabilities	$(61,147)	$(63,133)

At December 31, 2006, the Company had state net operating loss carryforwards of $108.4 million; foreign net operating loss carryforwards of $200.1 million, state tax credit carryforwards of $4.4 million and foreign tax credit carryforwards of $17.8 million—subject to expiration in years ranging from 2007 to 2026, and without expiration for certain foreign net operating loss carryforwards and certain state credit carryforwards. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006, the Company also had a U.S. federal net operating loss carryforward of approximately $4.0 million as a result of an acquisition made during 2006. The utilization of this loss is subject to an annual limitation based on Section 382 of the Internal Revenue Code of 1986, as amended. This loss will expire in 2026. Valuation allowances generally take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. Based on the judgment of the Company, and consistent with prior years, full valuation allowances have been established against these tax attributes with the exception of the acquired federal net operating loss carryforward and certain foreign net operating loss carryforwards that have been determined to be more likely than not to be realized. The tax benefit of the reversal of the valuation allowance associated with the Company’s research and experimental credits was reported as part of the gain on disposal of discontinued operations in 2005. Included in the foreign tax credit carryforwards and corresponding valuation allowance of $17.8 million are $5.3 million of credits which, if utilized, will result in a credit to equity rather than a reduction of the income tax provision.

Current deferred tax assets of $32.1 million and $40.0 million were included in other current assets at December 31, 2006 and January 1, 2006, respectively. Long-term deferred tax assets of $3.0 million and $6.0 million were included in other assets at December 31, 2006 and January 1, 2006, respectively. Long-term deferred tax liabilities of $82.8 million and $109.1 million were included in other long-term liabilities at December 31, 2006 and January 1, 2006, respectively. Additionally, $13.4 million of net deferred tax liabilities are recorded through other comprehensive income, primarily as a result of the adoption of FASB Statement No. 158 in 2006.

The Company generally considers all earnings generated outside of the United States to be permanently reinvested offshore. Pursuant to APB Opinion No. 23 and related interpretations with respect to corporate earnings permanently reinvested offshore, the Company therefore does not accrue U.S. tax for the repatriation of its foreign earnings it considers to be permanently reinvested outside the United States. However, the Company regularly reviews its global cash needs and may repatriate foreign earnings when necessary and when these earnings can be distributed in cash and in a tax efficient manner. As of December 31, 2006, the amount of foreign earnings for which no U.S. tax cost has been provided was approximately $221 million. The U.S. tax cost has not been determined due to the fact that it is not practicable at this time.

During 2005, the Internal Revenue Service concluded its audit of federal income taxes for the years 1999 through 2002. The Company has agreed to the conclusions of the Internal Revenue Service in all matters with the exception of one, and has filed a single issue protest with the Appeals Division of the Internal Revenue Service. The Company expects to resolve the matter in the first half of 2007. Regardless of the outcome of the protest, the Company does not expect the final resolution to significantly impact its financial position, results of operations or cash flows.

The Company is under regular examination by tax authorities in the United States and other countries (such as Germany and the United Kingdom) in which the Company has significant business operations. The tax years under examination vary by jurisdiction. The Company regularly reviews the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established income tax reserves which it believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as additional information becomes available and when an event occurs requiring a change to the reserves. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial condition.

In December 2006, the Tax Relief and Health Care Act of 2006 (the “Tax Act”) was enacted. The Tax Act retroactively restored the expired research and experimental tax credit provisions of the law from January 1, 2006, and extended the credit through December 31, 2007. As a result of the Tax Act, the Company recorded a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit in the fourth quarter of 2006 for the research and experimental tax credit for the full year 2006 in the amount of $1.6 million.

Note 7:	Discontinued Operations

As part of its continued efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2006 and January 1, 2006.

The Company recorded the following gains and losses, which have been reported as the gain (loss) on dispositions of discontinued operations during the three years ended:

	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Gain on the sale of Semiconductor business	$3,750	$—	$—
Gain on the sale of Aerospace business	532	250,638	—
(Loss) gain on the sale of Fluid Testing business	(234)	30,281	—
Loss on the sale of Lithography business	(1,720)	(3,307)	—
Gain on contract settlements associated with the Technical Services business	1,227	900	1,487
Loss on the sale of Fiber Optics Test Equipment business	(36)	(5,184)	—
Net (loss) gain on dispositions of other discontinued operations	(197)	497	(2,303)

Net gain (loss) on disposition of discontinued operations before income taxes	3,322	273,825	(816)
Provision for (benefit from) income taxes	889	87,463	(321)

Gain (loss) on disposition of discontinued operations, net of income taxes	$2,433	$186,362	$(495)

In September 2005, the Company’s Board of Directors approved a plan to divest its Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In November 2005, the Company sold the Fluid Testing division for approximately $34.5 million, resulting in a net pre-tax gain of $30.3 million. In December 2005, the Company sold the Aerospace division for approximately $333.0 million, resulting in a net pre-tax gain of $250.6 million. These gains were recognized during fiscal 2005 as gains on the dispositions of discontinued operations. The Company received total cash proceeds in these transactions of approximately $360.0 million. During 2006, the Company finalized the net working capital adjustments associated with the sales of these businesses, settled a claim related to an employee benefit program, and ceased future benefit accruals to a postretirement medical plan. In 2006, these actions resulted in the recognition of a gain of $0.5 million and a loss of $0.2 million relative to the Aerospace business and the Fluid Testing business, respectively. In February 2006, the Company sold substantially all of the assets of its Semiconductor business for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. A pre-tax gain of $3.8 million, exclusive of additional contingent consideration, was recognized in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2005, the Company’s Board of Directors approved a plan to sell its Lithography business. In June 2005, the Company’s Board of Directors approved a plan to shut down the Company’s Fiber Optics Test Equipment business. The results of these businesses were previously reported as part of the Optoelectronics segment. During the year ended December 31, 2006, the Company substantially completed the remediation of an environmental matter within the Lithography business, resulting in recognition of a pre-tax loss of $1.7 million. The completion of the shut-down of the Fiber Optics Test Equipment business resulted in a pre-tax loss of $5.2 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value. The Company recognized the net loss during fiscal 2005.

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

During 2006, 2005 and 2004, the Company settled various claims under certain long-term contracts and transition services with our Technical Services business, which the Company sold in August 1999. The net settlement and the reversal of certain previously established contingencies resulted in pre-tax gains of $1.2 million in 2006, $0.9 million in 2005 and $1.5 million in 2004.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	2006	2005	2004
	(In thousands)
Sales	$8,705	$223,997	$261,535
Costs and expenses	9,706	200,156	225,045

Operating (loss) income from discontinued operations	(1,001)	23,841	36,490
Other expenses, net	397	1,314	1,778

(Loss) income from discontinued operations before income taxes	(1,398)	22,527	34,712
(Benefit from) provision for income taxes	(224)	7,313	14,053

(Loss) income from discontinued operations, net of income taxes	$(1,174)	$15,214	$20,659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8:	Earnings per Share

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

	2006	2005	2004
	(In thousands)
Number of common shares — basic	125,203	129,267	127,345
Effect of dilutive securities:
Stock options and restricted stock	1,309	1,873	2,084

Number of common shares — diluted	126,512	131,140	129,429

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	8,297	4,989	5,347

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 9:	Accounts Receivable

Accounts receivable were net of reserves for doubtful accounts of $12.2 million and $11.7 million as of December 31, 2006 and January 1, 2006, respectively.

During 2001, the Company established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third party financial institution. Under this arrangement, the Company sold, on a revolving basis, certain of the Company’s accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third party financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. The Company’s consolidated subsidiary retains the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts has been provided for on the Company’s balance sheet. The amount of receivables sold and outstanding with the third party financial institution may not exceed $65.0 million. Under the terms of this arrangement, the Company retains collection and administrative responsibilities for the balances. The amount of receivables sold to the consolidated subsidiary was $67.8 million as of December 31, 2006 and $91.0 million as of January 1, 2006. At each of December 31, 2006 and January 1, 2006, an undivided interest of $45.0 million in the receivables had been sold to the third party financial institution under this arrangement. The remaining interest in receivables of $22.8 million and $46.0 million that were sold to and held by the consolidated subsidiary were included in accounts receivable in the consolidated financial statements at December 31, 2006 and January 1, 2006, respectively.

The agreement requires the third party financial institution to be paid interest during the period from the date the receivable is sold to its maturity date. At December 31, 2006, the effective interest rate was LIBOR plus approximately 50 basis points. The servicing fees received constitute adequate compensation for services performed. No servicing asset or liability is therefore recorded. The agreement also includes conditions that require the Company to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At December 31, 2006, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had a senior unsecured credit rating of BBB — with a stable outlook from Standard & Poor’s Rating Services, and of Baa3 with a stable outlook from Moody’s Investors Service. In January 2007, the Company’s consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization facility to January 25, 2008.

Note 10:	Inventories

Inventories as of December 31, 2006 and January 1, 2006 consisted of the following:

	2006	2005
	(In thousands)
Raw materials	$67,014	$59,023
Work in progress	10,077	9,606
Finished goods	106,169	94,521

Total Inventories	$183,260	$163,150

Note 11:	Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31, 2006 and January 1, 2006, consisted of the following:

	2006	2005
	(In thousands)
Land	$18,780	$19,509
Building and leasehold improvements	160,697	147,983
Machinery and equipment	345,657	316,961

Total property, plant and equipment	525,134	484,453
Accumulated depreciation	(342,938)	(307,084)

Total property, plant and equipment, net	$182,196	$177,369

Depreciation expense on property, plant and equipment for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 was $35.4 million, $38.4 million and $40.0 million, respectively.

Note 12:	Marketable Securities and Investments

Investments as of December 31, 2006 and January 1, 2006 consisted of the following:

	2006	2005
	(In thousands)
Marketable securities	$6,374	$7,991
Joint venture and other investments	1,134	1,231

	$7,508	$9,222

Marketable securities include equity and fixed-income securities held to meet obligations associated with the supplemental executive retirement plan and other deferred compensation plans. The Company has, accordingly, classified securities as long-term.

The net unrealized holding gain on marketable securities, net of deferred income taxes, reported as a component of accumulated other comprehensive income in stockholders’ equity, was a $0.1 million gain at December 31, 2006 and January 1, 2006. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable securities classified as available for sale as of December 31, 2006 and January 1, 2006 consisted of the following:

	Market Value	Gross Unrealized Holding
		Cost	Gains	(Losses)
	(In thousands)
2006
Equity securities	$4,141	$3,841	$309	$(9)
Fixed-income securities	2,086	2,088	—	(2)
Other	147	231	—	(84)

	$6,374	$6,160	$309	$(95)

2005
Equity securities	$5,043	$4,748	$326	$(31)
Fixed-income securities	2,768	2,776	—	(8)
Other	180	270	—	(90)

	$7,991	$7,794	$326	$(129)

Note 13:	Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and other Intangible Assets,” the Company is required to test goodwill for impairment at the reporting unit level upon initial adoption and at least annually on the later of January 1 or the first day of each fiscal year. As part of the Company’s ongoing compliance with SFAS No. 142, the Company, assisted by valuation consultants, completed its annual assessment of goodwill and intangible assets for the year ending December 31, 2006. The results of this annual assessment resulted in no impairment of goodwill or intangible assets for fiscal 2006.

The changes in the carrying amount of goodwill for fiscal 2006 and 2005 are as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Balance, January 2, 2005	1,005,224	37,785	1,043,009
Foreign currency translation	(32,455)	(2,237)	(34,692)
Elcos acquisition	—	8,393	8,393
Purchase accounting adjustments	9,491	—	9,491

Balance, January 1, 2006	982,260	43,941	1,026,201
Foreign currency translation	32,183	2,384	34,567
Acquisition and earn-out adjustments	55,700	1,256	56,956

Balance, December 31, 2006	$1,070,143	$47,581	$1,117,724

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at December 31, 2006 by category and by business segment were as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Patents	$99,047	$11,800	$110,847
Less: Accumulated amortization	(42,040)	(9,492)	(51,532)

Net patents	57,007	2,308	59,315

Licenses	59,444	534	59,978
Less: Accumulated amortization	(25,233)	(534)	(25,767)

Net licenses	34,211	—	34,211

Core technology	234,989	9,495	244,484
Less: Accumulated amortization	(90,082)	(3,071)	(93,153)

Net core technology	144,907	6,424	151,331

Net amortizable intangible assets	236,125	8,732	244,857
Non-amortizing intangible assets	159,033	131	159,164

Totals	$395,158	$8,863	$404,021

Identifiable intangible asset balances at January 1, 2006 by category and business segment were as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Patents	$79,155	$11,800	$90,955
Less: Accumulated amortization	(33,596)	(8,312)	(41,908)

Net patents	45,559	3,488	49,047

Licenses	50,129	1,400	51,529
Less: Accumulated amortization	(21,629)	(1,400)	(23,029)

Net licenses	28,500	—	28,500

Core technology	201,788	8,495	210,283
Less: Accumulated amortization	(70,098)	(1,477)	(71,575)

Net core technology	131,690	7,018	138,708

Net amortizable intangible assets	205,749	10,506	216,255
Non-amortizing intangible assets	159,033	131	159,164

Totals	$364,782	$10,637	$375,419

Total amortization expense for finite-lived intangible assets was $33.8 million in 2006, $28.6 million in 2005 and $27.6 million in 2004.

Note 14:	Debt

Senior Unsecured Credit Facility.    On October 31, 2005, the Company entered into a $350.0 million five-year senior unsecured revolving credit facility. Letters of credit in the aggregate amount of approximately $15.0 million, originally issued under our previous credit agreement, are treated as issued under this agreement. The Company uses the senior unsecured revolving credit facility for general corporate purposes which may include

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of our indebtedness under the senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of December 31, 2006 was 60 basis points; the weighted average Eurocurrency rate was 3.62%. There were approximately $151.5 million of borrowings under the facility as of December 31, 2006 with interest based on the above described Eurocurrency rate. At year end, the borrowings were undertaken by certain foreign subsidiaries of the Company’s and the funds were borrowed in the subsidiaries’ functional currencies of Euro (EUR), Canadian Dollars

(CAD) and Japanese Yen (JPY). The effective rates of the borrowings as of December 31, 2006 were as follows: EUR: 4.27%; CAD: 4.88% and JPY: 1.09%. The agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants include interest coverage and debt-to-EBITDA ratios. At all times during 2006, the Company was in compliance with all applicable covenants.

Senior Subordinated Notes.    In December 2002 the Company issued ten-year senior subordinated notes at a rate of 8 7/8% with a face value of $300.0 million (the “Senior Subordinated Notes”). In the fourth quarter of 2005, the Company commenced and substantially completed a tender offer and consent solicitation for any and all of the Senior Subordinated Notes. The Company repurchased all but $25 thousand of these notes as of November 23, 2005. In connection with the tender offer, the Company solicited consents to amend the indenture under which the Senior Subordinated Notes were issued and removed most of the restrictive covenants from the indenture.

The following table summarizes the maturities of the Company’s indebtedness at December 31, 2006:

	Sr. Unsecured Revolving Credit Facility Maturing 2010	8.875% Sr. Subordinated Notes due 2013	Other Revolving Debt Facilities	Total
	(In thousands)
2007	$—	$—	$1,373	$1,373
2008	—	—	—	—
2009	—	—	—	—
2010	151,536	—	—	151,536
2011	—	—	—	—
Thereafter	—	25	—	25

Total	$151,536	$25	$1,373	$152,934

Note 15:	Accrued Expenses

Accrued expenses as of December 31, 2006 and January 1, 2006 consisted of the following:

	2006	2005
	(In thousands)
Payroll and incentives	$29,977	$27,499
Employee benefits	43,868	34,568
Deferred revenue	72,921	61,454
Federal, non-U.S. and state income taxes	73,208	122,166
Other accrued operating expenses	99,013	79,267

	$318,987	$324,954

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:	Employee Benefit Plans

The Company has adopted the balance sheet recognition requirements of SFAS No. 158 on December 31, 2006, which requires the Company to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The incremental effect of adopting SFAS No. 158 on individual line items in the consolidated financial statements at December 31, 2006 is shown below:

	Before Adoption of SFAS No. 158	Adoption of SFAS No. 158	After Adoption of SFAS No. 158
	(In thousands)
Other current assets	$100,857	$654	$101,511
Total current assets	744,112	654	744,766
Other assets	79,061	(26,559)	52,502

Total assets	$2,536,227	$(25,905)	$2,510,322

Accrued Expenses	$311,726	$7,261	$318,987
Total current liabilities	469,272	7,261	476,533
Long-term liabilities	304,698	(420)	304,278
Accumulated other comprehensive income	39,686	(32,746)	6,940

Total liabilities and stockholders’ equity	$2,536,227	$(25,905)	$2,510,322

Savings Plan:    The Company has a savings plan for the benefit of qualified United States (U.S.) employees. Under this plan, for Life and Analytical Sciences and corporate employees, the Company contributes an amount equal to the lesser of 100% of the employee’s voluntary contribution or 5.0% of the employee’s annual compensation up to applicable Internal Revenue Service limits. For Optoelectronics employees, the Company contributes an amount equal to the lesser of 55% of the amount of the employee’s voluntary contribution or 3.3% of the employee’s annual compensation up to applicable Internal Revenue Service limits. Savings plan expense was $7.6 million in 2006, $8.3 million in 2005 and $7.8 million in 2004.

Pension Plans:    The Company has defined benefit pension plans covering some U.S. employees and non-U.S. pension plans for some non-U.S. employees. The principal U.S. defined benefit pension plans were closed to new hires effective January 31, 2001, and benefits for those employed by the Company’s former Life Sciences businesses within the Company’s Life and Analytical Sciences segment were frozen as of that date. Plan benefits were frozen as of March 2003 for those employed by the Company’s former Analytical Instruments business within its Life and Analytical Sciences segment and corporate employees. The plans provide benefits that are based on an employee’s years of service and compensation near retirement.

Net periodic pension cost included the following components:

	2006	2005	2004
	(In thousands)
Service cost	$5,156	$6,301	$6,165
Interest cost	22,188	22,673	22,049
Expected return on plan assets	(22,260)	(22,468)	(22,422)
Settlement loss	67	—	—
Net amortization and deferral	6,091	4,543	1,970

	$11,242	$11,049	$7,762

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the funded status of the principal U.S. pension plans and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of December 31, 2006 and January 1, 2006.

	2006		2005
	Non-U.S.	U.S.	Non-U.S.		U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$242,181	$209,230		$211,089		$211,609

Change in benefit obligations:
Projected benefit obligations at beginning of year	$222,397	$215,790		$222,666		$208,485
Service cost	3,282	1,874		3,581		2,720
Interest cost	10,166	12,022		10,288		12,385
Benefits paid and plan expenses	(10,804)	(12,806)		(10,128)		(12,186)
Participants’ contributions	441	—		357		—
Actuarial loss (gain)	1,950	(3,692)		19,723		10,077
Effect of exchange rate changes	27,692	—		(24,090)		—
Plan activity due to acquisitions/divestitures	—	—		—		(5,691)

Projected benefit obligations at the end of year	$255,124	$213,188		$222,397		$215,790

Change in plan assets:
Fair value of plan assets at beginning of year	$76,891	$213,075		$70,581		$208,520
Actual return on plan assets	7,786	27,331		13,426		16,741
Benefits paid and plan expenses	(10,804)	(12,806)		(10,128)		(12,186)
Employer contribution	10,348	—		9,401		—
Participant contribution	441	—		357		—
Effect of exchange rate changes	10,650	—		(6,746)		—

Fair value of plan assets at end of year	95,312	227,600		76,891		213,075

Plan assets (greater)/less than projected benefit obligations	159,812	(14,412)		145,506		2,715
Unrecognized net prior service costs	*	*		(128)		(27)
Unrecognized net loss	*	*		(42,375)		(54,249)

Net amount recognized in the consolidated balance sheets	$159,812	$(14,412)		$103,003		$(51,561)

Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$—	$(14,412)	$	*	$	*
Current liabilities	5,721	—		*		*
Noncurrent liabilities	154,091	—		*		*
Accrued benefit liability included in other long-term liabilities	*	*		137,479		—
Prepaid benefit cost included in long-term other assets	*	*		—		(51,561)
Intangible assets included in long-term other assets	*	*		(392)		—
Accumulated other comprehensive income—pre-tax	*	*		(34,084)		—

Net amounts recognized in the consolidated balance sheets	$159,812	$(14,412)		$103,003		$(51,561)

Net amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$44,951	$35,192	$	*	$	*
Prior service cost	147	20		*		*

Net amounts recognized in accumulated other comprehensive income	$45,098	$35,212	$	*	$	*

Actuarial assumptions as of the year-end measurement date:
Discount rate	4.73%	6.00%		4.33%		5.75%
Rate of compensation increase	3.35%	3.50%		2.99%		3.50%
Actuarial assumptions used to determine net periodic pension cost during the year:
Discount rate	4.33%	5.75%		4.94%		6.00%
Rate of compensation increase	2.99%	3.50%		2.96%		3.50%
Expected rate of return on assets	7.60%	8.50%		7.00%		8.50%

*	Not applicable due to change in accounting standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At December 31, 2006 and January 1, 2006, the projected benefit obligations were $19.7 million and $19.9 million, respectively. Assets with a fair value of $0.7 million and $2.1 million, segregated in a trust (which is included in marketable securities and investments on the consolidated balance sheets), were available to meet this obligation as of December 31, 2006 and January 1, 2006, respectively. Pension expense for this plan was approximately $2.0 million in 2006, $1.8 million in 2005 and $1.9 million in 2004.

An incremental additional minimum liability of $7.4 million, net of tax, was recorded to stockholder’s equity and included in other comprehensive income during 2005 related to the Company’s non-U.S. pension plans in the United Kingdom and Germany. Unrecognized net losses are amortized over the remaining service period in accordance with accounting regulations.

Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocation at December 31, 2006 and January 1, 2006, and target asset allocations for fiscal 2007, are as follows:

	Target Allocation		Percentage of Plan Assets at
	December 31, 2006		December 31, 2006		January 1, 2006
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	65-75%	45-75%	71%	67%	70%	65%
Debt securities	25-35%	15-30%	28%	22%	30%	24%
Other	0-5%	0-25%	1%	11%	—%	11%

Total	100%	100%	100%	100%	100%	100%

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

The Company does not expect to make any contributions to the U.S. pension plan during fiscal 2007. With respect to non-U.S. plans, the Company expects to contribute approximately $11.1 million in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2007	$9,530	$12,552
2008	9,707	12,605
2009	10,118	12,713
2010	10,192	13,137
2011	10,732	13,375
2012-2016	60,787	72,950

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 is as follows:

2007
(In thousands)
Net actuarial loss	$4,849
Prior service cost	58

$4,907

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

Net periodic postretirement medical benefit cost (credit) included the following components:

	2006	2005	2004
	(In thousands)
Service cost	$93	$129	$125
Interest cost	237	383	522
Expected return on plan assets	(858)	(801)	(771)
Net amortization and deferral	(637)	(654)	(483)
Curtailment gain*	(1,842)	—	—

	$(3,007)	$(943)	$(607)

*	The Company ceased future benefit accruals to its existing postretirement medical plan as part of the divesture of its Fluid Sciences segment, which was complete in February 2006. In connection with this action, the Company recorded curtailment gains of approximately $1.8 million during fiscal year 2006 to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets at December 31, 2006 and January 1, 2006.

	2006	2005
	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$3,840		$6,212
Active employees eligible to retire	615		488
Other active employees	2,319		2,034

Accumulated benefit obligations at beginning of year	6,774		8,734

Service cost	93		129
Interest cost	237		383
Benefits paid	(360)		(582)
Actuarial gain	(1,628)		(1,890)
Plan amendments	(910)		—

Change in accumulated benefit obligations during the year	(2,568)		(1,960)

Retirees	2,324		3,840
Active employees eligible to retire	343		615
Other active employees	1,539		2,319

Accumulated benefit obligations at end of year	4,206		6,774

Change in plan assets:
Fair value of plan assets at beginning of year	10,266		9,719
Actual return on plan assets	1,316		807
Benefits paid and plan expenses	—		(260)

Fair value of plan assets at end of year	11,582		10,266

Fair value of plan assets greater than accumulated benefit obligations	(7,376)		(3,492)
Unrecognized prior service costs	*		2,823
Unrecognized net loss	*		3,274

Net amount recognized in the consolidated balance sheets	$(7,376)		$2,605

Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$(7,376)	$	*

Net amount recognized in the consolidated balance sheets	$(7,376)	$	*

Net amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(5,398)	$	*
Prior service cost	(1,576)		*

Net amounts recognized in accumulated other comprehensive income	$(6,974)	$	*

Actuarial assumptions as of the year-end measurement date:
Discount rate	6.00%		5.75%
Actuarial assumptions used to determine net cost during the year:
Discount rate	5.75%		6.00%
Expected rate of return on assets	8.50%		8.50%
Healthcare cost trend rate:
First year	**		**
Ultimate	**		**
Time to reach ultimate	**		**

*	Not applicable due to change in accounting standard.
**	In 2001, the Company moved entirely to a defined dollar plan. Accordingly, such assumptions are no longer applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated financial statements included $7.4 million of long-term assets and $1.6 million of long-term liabilities as of December 31, 2006 and January 1, 2006, respectively.

The Company maintains a Master Trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

The Company does not expect to make any contributions to the postretirement medical plan during 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Postretirement Medical Plan
(In thousands)
2007	$352
2008	338
2009	335
2010	332
2011	328
2012-2016	1,668

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 is as follows:

2007
(In thousands)
Net actuarial gain	$(382)
Prior service cost	(315)

$(697)

Deferred Compensation Plans:    During 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. Benefit payments under the plan are funded by a combination of contributions from participants and the Company. The obligations related to the deferred compensation plan totaled $5.4 million and $5.7 million at December 31, 2006 and January 1, 2006, respectively.

Note 17:	Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $3.5 million as of December 31, 2006, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur and the possible effects of changing laws and regulations. For sites where the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that the Company has breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. The Company subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, the Company believes, excludes certain of the Company’s products from the coverage of Enzo’s patents. Discovery is ongoing. No trial date has been set, but summary judgment motions were filed by the defendants in January 2007.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against a subsidiary of the Company, alleging that the Company’s ViewLux™ and certain of its Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of the Company’s United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the Company’s same products infringe one corresponding Amersham patent in the United Kingdom, which was granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. The Company filed answers and counterclaims in both cases. On October 29, 2003, the Company filed a complaint, which was subsequently amended, against Amersham in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of the Company’s patents related to high-throughput screening (the “MA case”). The Company seeks injunctive and monetary relief. Amersham subsequently filed an answer and counterclaims. After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to the Company. Amersham initiated an appeal of the ruling in the UK case but withdrew that appeal in January 2007. In May 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. The Company’s motion asking the court to reconsider that decision was denied. Discovery has not yet been completed in either the NJ or MA case, nor has a trial date been set in either case. A voluntary mediation occurred in September 2006, but did not result in a resolution of these matters. Fact discovery, which was stayed pending the mediation, has now resumed. At the suggestion of the court in the NJ case, additional mediation is being scheduled.

The Company believes it has meritorious defenses to these lawsuits and other proceedings, and it is contesting the actions vigorously in all of the above matters. The Company is currently unable, however, to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonably estimate the amount of loss, if any, that may result from the resolution of these matters or to determine whether resolution of any of these matters will have a material adverse impact on its consolidated financial statements.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for potential losses that it believes are probable and reasonably estimable. In the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at December 31, 2006, should not have a material adverse effect on the Company’s consolidated financial statements.

Note 18:	Warranty Reserves

The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the consolidated balance sheets. A summary of warranty reserve activity for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 is as follows:

(In thousands)
Balance at December 28, 2003	$9,369
Provision	13,042
Charges	(13,184)
Foreign currency	374

Balance at January 2, 2005	9,601
Provision	13,457
Charges	(13,516)
Foreign currency	(335)

Balance at January 1, 2006	9,207
Provision	14,497
Charges	(14,141)
Foreign currency	491

Balance at December 31, 2006	$10,054

Note 19:	Stockholders’ Equity

Stock-Based Compensation:

In December 2004, the FASB issued SFAS No. 123(R) which requires compensation costs related to stock-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, as amended, and supersedes APB Opinion No. 25.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vested as of, January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), less estimated forfeitures.

Prior to January 2, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Under APB Opinion No. 25, the Company was generally not required to recognize compensation expense for the cost of stock options, when such options had an exercise price equal to the market price at the date of grant, or shares issued under the Company’s Employee Stock Purchase Plan. If the fair value based method as prescribed by SFAS No. 123 had been applied by the Company, the effect on net income and earnings per share for 2005 and 2004 would have been as follows:

	Year Ended
	January 1, 2006	January 2, 2005
	(In thousands, except per share data)
Net income	$268,108	$96,043
Add: Stock-based employee compensation expense included in net income, net of related tax effects	3,408	1,481
Deduct: Total stock-based employee compensation expense determined under fair market value method for all awards, net of related tax effects	(12,801)	(19,501)

Pro forma net income	$258,715	$78,023

Earnings per share:
Basic — as reported	$2.07	$0.75
Basic — pro forma	$2.00	$0.61
Diluted — as reported	$2.04	$0.74
Diluted — pro forma	$1.97	$0.60

As of December 31, 2006, the Company had three stock-based compensation plans. Under the 2005 Incentive Plan, 5.4 million shares of the Company’s common stock were made available for stock option grants, restricted stock awards and performance units. Under the 2001 Incentive Plan, 8.8 million shares of the Company’s common stock were made available for stock option grants, restricted stock awards and performance units. Under the Life Sciences Plan, 2.3 million shares of the Company’s common stock were made available for stock option grants.

For 2006, in accordance with the adoption of SFAS No. 123(R), the Company recorded incremental pre-tax compensation related to the stock options of $9.2 million. The total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units and performance units was $17.5 million for 2006. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $6.1 million in 2006. Stock-based compensation costs capitalized as part of inventory were approximately $0.2 million as of December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2006	2005	2004
Risk-free interest rate	4.4%	3.5%	2.7%
Expected dividend yield	1.3%	1.3%	0.9%
Expected lives	4.0 years	4.0 years	4.0 years
Expected stock volatility	35%	48%	57%

The following table summarizes stock option activity for the three years ended December 31, 2006:

	2006		2005		2004
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price
	(Shares in thousands)
Outstanding at beginning of year	13,541	$22.44	14,031	$21.47	15,292	$21.27
Granted	1,787	22.46	1,755	21.97	1,228	19.78
Exercised	(1,650)	13.04	(1,525)	12.72	(1,298)	11.76
Canceled/Forfeited	(1,100)	27.36	(720)	22.97	(1,191)	27.77

Outstanding at end of year	12,578	$23.25	13,541	$22.44	14,031	$21.47

Exercisable at end of year	9,702	$23.74	10,648	$23.41	10,431	$24.00

The weighted-average grant-date fair values of options granted during 2006, 2005 and 2004 were $6.83, $8.36 and $8.26, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 were $16.2 million, $13.7 million and $12.0 million, respectively. Cash received from option exercises for 2006, 2005 and 2004 was $21.5 million, $19.4 million and $15.0 million, respectively. The related tax benefit classified as a financing cash inflow was $2.2 million for 2006. The related tax benefit classified as an operating cash inflow was $5.3 million for 2005 and zero for 2004.

The total pre-tax compensation recognized related to the stock options, which is a function of current and prior year awards, is net of estimated forfeitures and was approximately $9.2 million in 2006. There was $10.6 million of total unrecognized compensation cost related to nonvested stock options granted as of December 31, 2006. This cost is expected to be recognized over a weighted-average period of 1.6 fiscal years and will be adjusted for any future changes in estimated forfeitures. The aggregate intrinsic value for stock options outstanding at December 31, 2006 was $26.9 million with a weighted-average remaining contractual term of 3.8 years. The aggregate intrinsic value for stock options exercisable at December 31, 2006 was $25.4 million with a weighted-average remaining contractual term of 3.3 years. At December 31, 2006, there are 10.7 million stock options that are expected to vest, in the future, with an aggregate intrinsic value of $22.9 million and a weighted-average remaining contractual term of 3.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes total compensation expense related to stock options included in the Company’s consolidated statement of operations at December 31, 2006:

December 31, 2006
(In thousands)
Cost of sales	$1,251
Selling, general and administrative expenses	7,091
Research and development expenses	708
Discontinued operations	95

Compensation expense related to stock options	9,145
Foreign currency translation	22
Less: income tax benefit	(3,025)

Net compensation expense related to stock options	$6,142

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Prices	Number Outstanding at December 31, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2006	Weighted- Average Exercise Price
$4.88 – 5.70	63,666	2.7	$4.91	63,666	$4.91
7.03 – 9.59	617,650	2.8	8.26	590,456	8.23
10.77 – 16.09	1,565,181	2.3	13.48	1,564,681	13.48
16.43 – 24.15	5,852,174	4.8	20.67	3,003,550	19.68
25.24 – 37.17	3,953,070	3.6	30.67	3,953,070	30.67
39.18 – 49.98	509,585	1.0	44.65	509,585	44.65
50.28 – 57.27	16,718	3.2	56.44	16,718	56.44

$4.88 – 57.27	12,578,044	3.8	$23.25	9,701,726	$23.74

Restricted Stock Awards:    The Company has awarded restricted stock and restricted stock units that contain time-based vesting provisions and restricted stock that contains performance-based vesting provisions to certain employees at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. These awards were granted under the Company’s 2005 Incentive Plan and 2001 Incentive Plan. All restrictions on the awards will lapse upon certain situations including death or disability of the employee and a change in control of the Company. Recipients of the restricted stock have the right to vote such shares and receive dividends.

Restricted Stock Awards (Time-based Vesting)—Grants of restricted stock and restricted stock units that vest through the passage of time. The fair value of the award at the time of the grant is expensed on a straight line basis primarily in selling, general and administrative expenses over the vesting period, which is generally three years.

Restricted Stock Awards (Performance-based Vesting)—Grants of restricted stock that vest based on certain specified performance criteria. The fair value of the shares is expensed over the period of performance primarily in selling, general and administrative expenses, once achievement of criteria is deemed probable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restricted stock activity for the three years ended December 31, 2006:

	2006		2005		2004
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at beginning of year	330,669	$20.59	363,002	$23.37	321,666	$27.23
Granted	290,578	22.32	400,589	20.76	198,000	20.06
Vested	(156,444)	21.62	(359,666)	23.14	(107,331)	27.65
Forfeited	(48,000)	20.72	(73,256)	22.79	(49,333)	28.92

Nonvested at end of year	416,803	$21.40	330,669	$20.59	363,002	$23.37

The weighted-average grant-date fair value of restricted stock awards granted was $22.32 per share in 2006, $20.76 per share in 2005 and $20.06 per share in 2004. The total compensation recognized related to the restricted stock awards, which is a function of current and prior year awards, was approximately $4.4 million in 2006, $5.2 million in 2005 and $2.3 million in 2004. As of December 31, 2006, there were 416,803 shares of restricted stock awards outstanding subject to forfeiture.

As of December 31, 2006, there was $7.1 million of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.6 fiscal years. The fair value of restricted stock awards vested was $3.4 million in 2006, $8.3 million in 2005 and $3.0 million in 2004.

Unearned compensation was recorded in a contra-equity account and established at the date restricted stock is granted representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized. Under the provisions of SFAS No. 123(R), the recognition of unearned compensation at the date restricted stock is granted is no longer required. Therefore, in the first quarter of 2006, the $6.4 million of unrecognized restricted stock that had been in “Unearned compensation” in the consolidated balance sheet as of January 1, 2006 was reclassified to “Capital in excess of par value.”

Performance Units:    The Company’s performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three-year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period, and are paid in cash. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. The Company granted 208,328, 247,197 and 198,000 performance units during 2006, 2005 and 2004, respectively. The weighted-average grant-date fair values of performance units granted during 2006, 2005 and 2004 were $22.74, $21.02 and $20.06, respectively. The total compensation related to these performance units, which is a function of current and prior year awards, was approximately $4.0 million, $6.2 million and $1.4 million for 2006, 2005 and 2004, respectively. As of December 31, 2006, there were 473,995 performance units outstanding subject to forfeiture.

Employee Stock Purchase Plan:    In April 1999, the Company’s stockholders approved the 1998 Employee Stock Purchase Plan, whereby participating employees had the right to purchase common stock at a price equal to 85% of the lower of the closing price on the first day or the last day of the six-month offering period. In April 2005, the Compensation and Benefits Committee of the Company’s Board of Directors voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During 2006, the Company issued 0.1 million shares under this plan at a weighted-average price of $20.43 per share. During 2005, the Company issued 0.3 million shares under this plan at a weighted-average price of $17.52 per share. During 2004, the Company issued 0.4 million shares under this plan at a weighted-average price of $15.66 per share. There remains available for sale to employees an aggregate of 1.7 million shares of the Company’s stock out of the 5.0 million shares authorized by shareholders.

Comprehensive Income:

The components of accumulated other comprehensive income (loss), net of tax were as follows:

	Foreign Currency Translation Adjustment	Change in Minimum Liability of Pension	Unrecognized Losses and Prior Service Costs, net	Unrealized Gains on Securities	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 28, 2003	$43,904	$(13,038)	$—	$42	$30,908
Current year change	38,354	(11,987)	—	75	26,442

Balance, January 2, 2005	82,258	(25,025)	—	117	57,350
Current year change	(44,626)	(7,376)	—	10	(51,992)

Balance, January 1, 2006	37,632	(32,401)	—	127	5,358
Current year change	33,431	895	—	2	34,328
Adoption of SFAS No. 158	—	31,506	(64,252)	—	(32,746)

Balance, December 31, 2006	$71,063	$—	$(64,252)	$129	$6,940

The tax effects on the components of other comprehensive income (loss) are minimal due to the Company’s position under APB Opinion No. 23 and the valuation allowances on the minimum pension liability. The components of other comprehensive income (loss) were as follows:

After-Tax Amount
(In thousands)
2006
Foreign currency translation adjustments	$33,431
Change in minimum liability of pension	895
Unrealized gains on securities	2

Other comprehensive income	$34,328

2005
Foreign currency translation adjustments	$(44,626)
Change in minimum liability of pension	(7,376)
Unrealized gains on securities	10

Other comprehensive loss	$(51,992)

2004
Foreign currency translation adjustments	$38,354
Change in minimum liability of pension	(11,987)
Unrealized gains on securities	75

Other comprehensive income	$26,442

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Shares Held In Treasury:

Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act (“the Act”), Chapter 156D. As a result, Chapter 156D eliminates the concept of “treasury shares” and provides that shares reacquired by a company become “authorized but unissued” shares. Accordingly, as of the effective date of the Act, the Company has redesignated its existing treasury shares, at an aggregate cost of $168.8 million, as authorized but unissued and has allocated this amount to the common stock par value and capital in excess of par value.

Stock Repurchase Program:

During 2006, the Company repurchased in the open market 8.9 million shares of its common stock at an aggregate cost of $190.1 million, including commissions. These repurchases were made pursuant to a stock repurchase program announced in November 2005 (the “Program”). The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. On November 6, 2006, the Company announced that its Board of Directors authorized the Company to repurchase up to 10.0 million additional shares of common stock under a new stock repurchase program (the “New Program”). The New Program will expire on October 25, 2010 unless this authorization is terminated earlier by the Board. The New Program may also be suspended or discontinued at any time. From January 1, 2007 through February 23, 2007, the Company repurchased 2.4 million shares of its common stock in the open market under the New Program at an aggregate cost of $57.0 million, including commissions.

Note 20:	Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of December 31, 2006.

In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the consolidated balance sheet. Credit risk and market risk are insignificant as the foreign exchange instruments are contracted with major banking institutions. Unrealized gains and losses on the Company’s foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive income in the accompanying consolidated balance sheet. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs and impacts earnings. For the year ended December 31, 2006, the Company did not engage in any designated cash flow hedges. Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $174.8 million at December 31, 2006 and $197.6 million as of January 1, 2006, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days for 2006. The Company does not enter into derivatives for trading or other speculative purposes, nor does the Company use leveraged financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities.

The fair values of marketable securities included in investments have been determined using available quoted market prices for such securities. The fair value and carrying value of the Company’s investments are disclosed in Note 12 above.

The Company’s $350.0 million senior unsecured revolving credit facility had an outstanding balance as of December 31, 2006 of $151.5 million. The interest rate on the Company’s senior unsecured revolving credit facility, and prior year senior secured credit facility, are reset monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value.

Note 21:	Leases

The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for 2006, 2005 and 2004 amounted to $37.7 million, $30.6 million and $34.6 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $31.9 million in 2007, $23.2 million in 2008, $18.0 million in 2009, $14.0 million in 2010, $11.5 million in 2011 and $119.2 million in 2012 and thereafter.

Note 22:	Industry Segment and Geographic Area Information

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on sales and operating profit. Intersegment sales and transfers are not significant. Based on the guidance in SFAS No. 131, the Company has two operating segments for financial reporting purposes. The accounting policies of the operating segments are the same as those described in Note 1. The operating segments and their principal products and services are:

•

Life and Analytical Sciences. The Company is a leading provider of drug discovery, genetic screening and environmental and chemical analysis tools, including instruments, reagents, consumables, and services.

•	Optoelectronics. The Company provides a broad range of digital imaging, sensor and specialty lighting components used in biomedical, consumer products and other specialty end markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and operating profit by segment for the three years ended December 31, 2006, excluding discontinued operations, are shown in the table below:

	2006	2005	2004
	(In thousands)
Life and Analytical Sciences
Sales	$1,144,562	$1,081,104	$1,062,767
Operating profit	115,372	110,228	103,609
Optoelectronics
Sales	401,796	392,727	366,322
Operating profit	70,021	58,405	59,096
Other
Operating loss	(31,991)	(27,682)	(25,029)
Continuing Operations
Sales	1,546,358	1,473,831	1,429,089
Operating profit	153,402	140,951	137,676

Additional information relating to the Company’s operating segments is as follows:

	Depreciation and Amortization Expense			Capital Expenditures
	(In thousands)			(In thousands)
	2006	2005	2004	2006	2005	2004
Life and Analytical Sciences	$50,613	$46,217	$47,645	$25,973	$15,592	$6,747
Optoelectronics	16,522	19,712	18,717	12,003	11,798	7,556
Other	2,049	1,069	1,237	6,497	603	1,515

Continuing operations	$69,184	$66,998	$67,599	$44,473	$27,993	$15,818

Discontinued operations	$332	$7,272	$9,506	$109	$3,065	$3,143

	Total Assets
	December 31, 2006	January 1, 2006
	(In thousands)
Life and Analytical Sciences	$2,208,922	$1,994,502
Optoelectronics	259,829	290,676
Other	39,489	380,636
Net current and long-term assets of discontinued operations	2,082	27,647

	$2,510,322	$2,693,461

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following geographic area information for continuing operations includes sales based on location of external customer and net long-lived assets based on physical location:

	Sales
	2006	2005	2004
	(In thousands)
U.S.	$590,388	$569,906	$580,040
International:
United Kingdom	107,563	98,419	99,767
Germany	114,516	95,279	103,751
Japan	76,586	81,568	92,089
France	75,923	71,154	87,834
Italy	71,332	66,065	76,589
Other International	510,050	491,440	389,019

Total International	955,970	903,925	849,049

	$1,546,358	$1,473,831	$1,429,089

	Net Long-Lived Assets
	December 31, 2006	January 1, 2006
	(In thousands)
U.S.	$1,324,540	$1,291,444
International:
Singapore	173,985	154,317
Germany	101,286	96,070
Netherlands	40,162	37,276
United Kingdom	58,720	32,004
Canada	21,012	24,776
Finland	27,023	20,757
Other International	14,740	15,833

Total International	436,928	381,033

	$1,761,468	$1,672,477

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23:	Quarterly Financial Information (Unaudited)

Selected quarterly financial information follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share data)
2006
Sales	$355,454	$377,001	$386,917	$426,986	$1,546,358
Gross profit	141,687	151,589	155,941	178,854	628,071
Operating income from continuing operations	28,992	35,693	36,515	52,202	153,402
Income (loss) from continuing operations before income taxes	29,165	33,879	36,738	50,954	150,736
Income (loss) from continuing operations	22,020	26,320	28,915	41,069	118,324
Net income	23,617	24,485	29,753	41,728	119,583
Basic earnings (loss) per share:
Continuing operations	$0.17	$0.21	$0.23	$0.34	$0.95
Net income	0.18	0.19	0.24	0.34	0.96
Diluted earnings (loss) per share:
Continuing operations	$0.17	$0.21	$0.23	$0.33	$0.94
Net income	0.18	0.19	0.24	0.34	0.95
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28

2005
Sales	$358,174	$368,017	$359,982	$387,658	$1,473,831
Gross profit	148,289	151,123	150,282	164,842	614,536
Operating income from continuing operations	28,678	21,688	41,167	49,418	140,951
Income (loss) from continuing operations before income taxes	20,619	14,243	35,119	(3,321)	66,660
Income (loss) from continuing operations	15,602	30,562	26,469	(6,101)	66,532
Net income	19,829	28,898	31,833	187,548	268,108
Basic earnings (loss) per share:
Continuing operations	$0.12	$0.24	$0.20	$(0.05)	$0.51
Net income	0.15	0.22	0.25	1.45	2.07
Diluted earnings (loss) per share:
Continuing operations	$0.12	$0.23	$0.20	$(0.05)	$0.51
Net income	0.15	0.22	0.24	1.45	2.04
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, our management believes that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on our management’s assessment of our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.

Waltham, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that PerkinElmer, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company, and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 1, 2007

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2007 under the captions “Proposal No. 1 Election of Directors”; “Information Relating to Our Board of Directors and Its Committees—Board of Directors Meetings and Committees—Audit Committee”; “Information Relating to Our Board of Directors and Its Committees—Director Candidates” and “Other Matters-Shareholder Proposals for 2008 Annual Meeting of Shareholders” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2007 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

We have adopted a code of ethics, our Standards of Business Conduct, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Standards of Business Conduct, as well as our corporate governance guidelines and the charters for the audit, compensation and benefits, nominating and corporate governance, executive and finance committees of our Board of Directors, are each accessible under the “Corporate Governance” heading of the “Investor Corner” section of our website, www.perkinelmer.com. This information is also available in print to any stockholder who requests it by writing to PerkinElmer, Inc., 940 Winter Street, Waltham, Massachusetts 02451. Attention: Investor Relations. We also intend to disclose in the same location on our website, any amendments to, or waivers from, our Standards of Business Conduct that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11.	Executive Compensation

The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2007 under the captions “Information Relating to Our Board of Directors and Its Committees—Director Compensation” and “—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2007 under the caption “Beneficial Ownership of Common Stock”, and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2007 under the caption “Executive Compensation-Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2007 under the caption “Information Related to our Board of Directors and Its Committees—Certain Relationships and Policies on Related Transactions,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2007 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence” and is incorporated in this annual report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2007 under the caption “Independent Auditors Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for each of the Three Years in the Period Ended December 31, 2006

Consolidated Balance Sheets at December 31, 2006 and January 1, 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the Three Years in the Period Ended December 31, 2006

Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2006

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts

We have omitted financial statement schedules, other than those we note above, because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3. EXHIBITS

Exhibit No.	Exhibit Title

3.1	PerkinElmer, Inc.’s Restated Articles of Organization were filed with the Commission on August 15, 2001 as Exhibit 3.1 to our quarterly report on Form 10-Q and are herein incorporated by reference.

3.2	PerkinElmer, Inc.’s Amended and Restated By-Laws were filed with the Commission on January 30, 2007 as Exhibit 3.1 to our current report on Form 8-K and are herein incorporated by reference.

4.1	Specimen Certificate of PerkinElmer Inc.’s Common Stock, $1 par value, was filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.1	PerkinElmer, Inc.’s Supplemental Executive Retirement Plan, as amended through July 23, 2004, was filed with the Commission on November 5, 2004 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.2	PerkinElmer, Inc.’s 1999 Incentive Plan was filed with the Commission on March 11, 2005 as Exhibit 10.2 to our annual report on Form 10-K and is herein incorporated by reference.

10.3	Credit Agreement dated as of October 31, 2005 among PerkinElmer, Inc. and Certain Subsidiaries, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., Canada Branch as Canada Paying Agent, Bank of America, N.A., Singapore Branch, as Singapore Paying Agent, and Bank of America, N.A., Tokyo Branch, as Yen Paying Agent and the Other Lenders party thereto, was filed with the Commission on November 4, 2005 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference.

Exhibit No.	Exhibit Title
*10.4	Employment Contracts:

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

(5) Employment Agreement between PerkinElmer, Inc. and John A. Roush dated November 5, 2004 was filed with the Commission on March 11, 2005 as Exhibit 10.5 to our annual report on Form 10-K and is herein incorporated by reference;

(6) Employment Agreement between PerkinElmer, Inc. and Katherine A. O’Hara dated March 29, 2005 was filed with the Commission on May 13, 2005 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference; and

(7) Employment Agreement between PerkinElmer, Inc. and Michael L. Battles effective November 1, 2006 was filed with the Commission on October 31, 2006 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference.

*10.5	PerkinElmer’s 2005 Incentive Plan was filed with the Commission on March 11, 2005 as Appendix B to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.

*10.6	PerkinElmer, Inc.’s 1998 Deferred Compensation Plan, 1999 Restatement, was filed with the Commission on March 12, 2004 as Exhibit 10.10 to our annual report on Form 10-K and is herein incorporated by reference.

*10.7	PerkinElmer Inc.’s Amended and Restated 2001 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.8	Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sale Agreement”) was filed with the Commission on March 29, 2002 as Exhibit 10.12 to our Annual Report on Form 10-K and is herein incorporated by reference. The First Amendment to the Receivables Sale Agreement dated as of June 28, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(a) to our annual report on Form 10-K and is herein incorporated by reference. The Second Amendment to the Receivables Sale Agreement dated as of October 7, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(b) to our annual report on Form 10-K and is herein incorporated by reference. The Third Amendment to the Receivables Sale Agreement dated as of December 20, 2002 was filed with the Commission as Exhibit 10.12(c) to our annual report on Form 10-K on March 18, 2003 and is herein incorporated by reference. The Fourth Amendment to the Receivables Sale Agreement dated as of January 31, 2003 was filed with the Commission on March 18, 2003 as Exhibit 10.12(d) to our annual report on Form 10-K and is herein incorporated by reference. The Fifth Amendment to the Receivables Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.4 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Sixth Amendment to the Receivables Sale Agreement dated as of September 23, 2003

Exhibit No.	Exhibit Title
was filed with the Commission on November 12, 2003 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Seventh Amendment to the Receivables Sale Agreement dated as of December 26, 2003 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (a) to our annual report on Form 10-K and is herein incorporated by reference. The Eighth Amendment to the Receivables Sale Agreement dated as of January 30, 2004 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (b) to our annual report on Form 10-K and is herein incorporated by reference. The Ninth Amendment to the Receivables Sale Agreement dated as of January 28, 2005 was filed with the Commission on March 11, 2005 as Exhibit 10.12 to our annual report on Form 10-K and is herein incorporated by reference. The Tenth Amendment and the Eleventh Amendment to the Receivables Sale Agreement dated as of October 31, 2005 and November 10, 2005, respectively, were filed with the Commission on November 14, 2005 as Exhibits 10.1 and 10.2, respectively, to our quarterly report on Form 10-Q and are herein incorporated by reference. The Twelfth Amendment to the Receivables Sale Agreement dated as of January 27, 2006 was filed with the Commission on March 17, 2006 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference. The Thirteenth Amendment to the Receivables Sale Agreement dated as of January 26, 2007 is attached hereto as Exhibit 10.8.

10.9	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer (the “Purchase and Sale Agreement”), was filed with the Commission on March 28, 2002 as Exhibit 10.13 to our annual report on Form 10-K and is herein incorporated by reference. The First Amendment to the Purchase and Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.5 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Second Amendment to the Purchase and Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Third Amendment to the Purchase and Sale Agreement dated as of November 10, 2005 was filed with the Commission on November 14, 2005 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.10	PerkinElmer Inc.’s Amended and Restated Life Sciences Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.11	PerkinElmer, Inc.’s 1999 Vivid Technologies Equity Incentive Plan was filed with the Commission on March 18, 2003 as Exhibit 10.15 to our annual report on Form 10-K and is herein incorporated by reference.

*10.12	Amendment to Equity Awards.

(1) Amendment to Equity Awards between PerkinElmer, Inc. and Gregory L. Summe dated July 27, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.3(a) to our quarterly report on Form 10-Q and is herein incorporated by reference.

(2) Amendment to Equity Awards between PerkinElmer, Inc. and Robert F. Friel, dated as of June 23, 2004, was filed with the Commission on August 6, 2004 as Exhibit 10.3(b) to our quarterly report on Form 10-Q and is herein incorporated by reference, and is representative of the amendments to equity awards entered into between PerkinElmer, Inc. and each of the following executive officers: Jeffrey D. Capello dated as of June 11, 2004 and Richard F. Walsh dated as of June 1, 2004.

Exhibit No.	Exhibit Title
*10.13	Amendment to Vested Option Awards.

(1) Amendment to Vested Option Awards from PerkinElmer, Inc. to Gregory L. Summe dated July 27, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.4(a) to our quarterly report on Form 10-Q and is herein incorporated by reference.

(2) Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.4(b) to our quarterly report on Form 10-Q and is herein incorporated by reference and is representative of the Amendments to Vested Option Awards from PerkinElmer, Inc. to each of the following executive officers: Jeffrey D. Capello dated as of June 11, 2004 and Richard F. Walsh dated as of June 1, 2004.

*10.14	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2005 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.15	Form of Stock Option Agreement given by PerkinElmer, Inc. to its chairman and chief executive officer for use under the 2005 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.4 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.16	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards prior to January 2007 with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.5 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.17	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards with time-based vesting under the 2005 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.6 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.18	Form of Restricted Stock Unit Agreement given by PerkinElmer, Inc. to its executive officers under the 2005 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.7 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.19	Stock Purchase Agreement, dated as of July 27, 2006, by and between PerkinElmer Holdings, Inc. and James N. Macri was filed with the Commission on August 2, 2006 as Exhibit 99.1 to our current report on Form 8-K and is incorporated herein by reference.

10.20	Asset Purchase Agreement, dated as of July 27, 2006, by and among PerkinElmer Singapore Pte Ltd, J.N. Macri Technologies LLC and James N. Macri was filed with the Commission on August 2, 2006 as Exhibit 99.2 to our current report on Form 8-K and is incorporated herein by reference.

10.21	Stock Purchase Agreement, dated as of November 30, 2006, by and between PerkinElmer LAS GmbH and Evotec AG and Pfizer, Inc. was filed with the Commission on December 6, 2006 as Exhibit 99.1 to our current report on Form 8-K and is incorporated herein by reference.

10.22	Term sheet for consulting agreement with Peter B. Coggins dated January 27, 2006 filed with the Commission on January 30, 2006 as Exhibit 99.1 to our current report on Form 8-K and is incorporated herein by reference.

10.23	Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2005 Incentive Plan is attached hereto as Exhibit 10.23.

10.24	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards with performance-based vesting under the 2005 Incentive Plan is attached hereto as Exhibit 10.24.

12.1	Statement regarding computation of ratio of earnings to fixed charges is attached hereto as Exhibit 12.1.

Exhibit No.	Exhibit Title

21	Subsidiaries of PerkinElmer, Inc. is attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm is attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is attached hereto as Exhibit 31.2.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.1.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(a) of Form 10-K.

Exhibits incorporated herein by reference were filed under Commission File Number 001-05075.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2006

(In thousands)

Description	Balance at Beginning of Year	Provisions	Charges/ Writeoffs	Other(1)	Balance at End of Year
Reserve for Doubtful Accounts
Year Ended January 2, 2005	$19,137	$547	$(3,265)	$896	$17,315
Year Ended January 1, 2006	17,315	1,026	(5,598)	(1,018)	11,725
Year Ended December 31, 2006	$11,725	$1,697	$(4,779)	$3,569	$12,212

(1)	Unless otherwise described, other amounts primarily relate to the impact of acquisitions and foreign exchange movements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERKINELMER, INC.
	Signature	Title	Date

By:	/s/ GREGORY L. SUMME Gregory L. Summe	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 1, 2007

By:	/s/ JEFFREY D. CAPELLO Jeffrey D. Capello	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

By:	/s/ MICHAEL L. BATTLES Michael L. Battles	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

	Signature	Title	Date

By:	/s/ GREGORY L. SUMME Gregory L. Summe	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 1, 2007

By:	/s/ ROBERT F. FRIEL Robert F. Friel	Vice Chairman, President—Life and Analytical Sciences, and Director	March 1, 2007

By:	/s/ JEFFREY D. CAPELLO Jeffrey D. Capello	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

By:	/s/ TAMARA J. ERICKSON Tamara J. Erickson	Director	March 1, 2007

By:	/s/ NICHOLAS A. LOPARDO Nicholas A. Lopardo	Director	March 1, 2007

	Signature	Title	Date

By:	/s/ ALEXIS P. MICHAS Alexis P. Michas	Director	March 1, 2007

By:	/s/ JAMES C. MULLEN James C. Mullen	Director	March 1, 2007

By:	/s/ DR. VICKI L. SATO Dr. Vicki L. Sato	Director	March 1, 2007

By:	/s/ GABRIEL SCHMERGEL Gabriel Schmergel	Director	March 1, 2007

By:	/s/ KENTON J. SICCHITANO Kenton J. Sicchitano	Director	March 1, 2007

By:	/s/ G. ROBERT TOD G. Robert Tod	Director	March 1, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.1	PerkinElmer, Inc.’s Restated Articles of Organization were filed with the Commission on August 15, 2001 as Exhibit 3.1 to our quarterly report on Form 10-Q and are herein incorporated by reference.

3.2	PerkinElmer, Inc.’s Amended and Restated By-Laws were filed with the Commission on January 30, 2007 as Exhibit 3.1 to our current report on Form 8-K and are herein incorporated by reference.

4.1	Specimen Certificate of PerkinElmer Inc.’s Common Stock, $1 par value, was filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.1	PerkinElmer, Inc.’s Supplemental Executive Retirement Plan, as amended through July 23, 2004, was filed with the Commission on November 5, 2004 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.2	PerkinElmer, Inc.’s 1999 Incentive Plan was filed with the Commission on March 11, 2005 as Exhibit 10.2 to our annual report on Form 10-K and is herein incorporated by reference.

10.3	Credit Agreement dated as of October 31, 2005 among PerkinElmer, Inc. and Certain Subsidiaries, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., Canada Branch as Canada Paying Agent, Bank of America, N.A., Singapore Branch, as Singapore Paying Agent, and Bank of America, N.A., Tokyo Branch, as Yen Paying Agent and the Other Lenders party thereto, was filed with the Commission on November 4, 2005 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference.

10.4	Employment Contracts:

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

(5)    Employment Agreement between PerkinElmer, Inc. and John A. Roush dated November 5, 2004 was filed with the Commission on March 11, 2005 as Exhibit 10.5 to our annual report on Form 10-K and is herein incorporated by reference;

(6)    Employment Agreement between PerkinElmer, Inc. and Katherine A. O’Hara dated March 29, 2005 was filed with the Commission on May 13, 2005 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference; and

(7)    Employment Agreement between PerkinElmer, Inc. and Michael L. Battles effective November 1, 2006 was filed with the Commission on October 31, 2006 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference.

Exhibit No.	Exhibit Title
10.5	PerkinElmer’s 2005 Incentive Plan was filed with the Commission on March 11, 2005 as Appendix B to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.

10.6	PerkinElmer, Inc.’s 1998 Deferred Compensation Plan, 1999 Restatement, was filed with the Commission on March 12, 2004 as Exhibit 10.10 to our annual report on Form 10-K and is herein incorporated by reference.

10.7	PerkinElmer Inc.’s Amended and Restated 2001 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.8	Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sale Agreement”) was filed with the Commission on March 29, 2002 as Exhibit 10.12 to our Annual Report on Form 10-K and is herein incorporated by reference. The First Amendment to the Receivables Sale Agreement dated as of June 28, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(a) to our annual report on Form 10-K and is herein incorporated by reference. The Second Amendment to the Receivables Sale Agreement dated as of October 7, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(b) to our annual report on Form 10-K and is herein incorporated by reference. The Third Amendment to the Receivables Sale Agreement dated as of December 20, 2002 was filed with the Commission as Exhibit 10.12(c) to our annual report on Form 10-K on March 18, 2003 and is herein incorporated by reference. The Fourth Amendment to the Receivables Sale Agreement dated as of January 31, 2003 was filed with the Commission on March 18, 2003 as Exhibit 10.12(d) to our annual report on Form 10-K and is herein incorporated by reference. The Fifth Amendment to the Receivables Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.4 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Sixth Amendment to the Receivables Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Seventh Amendment to the Receivables Sale Agreement dated as of December 26, 2003 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (a) to our annual report on Form 10-K and is herein incorporated by reference. The Eighth Amendment to the Receivables Sale Agreement dated as of January 30, 2004 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (b) to our annual report on Form 10-K and is herein incorporated by reference. The Ninth Amendment to the Receivables Sale Agreement dated as of January 28, 2005 was filed with the Commission on March 11, 2005 as Exhibit 10.12 to our annual report on Form 10-K and is herein incorporated by reference. The Tenth Amendment and the Eleventh Amendment to the Receivables Sale Agreement dated as of October 31, 2005 and November 10, 2005, respectively, were filed with the Commission on November 14, 2005 as Exhibits 10.1 and 10.2, respectively, to our quarterly report on Form 10-Q and are herein incorporated by reference. The Twelfth Amendment to the Receivables Sale Agreement dated as of January 27, 2006 was filed with the Commission on March 17, 2006 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference. The Thirteenth Amendment to the Receivables Sale Agreement dated as of January 26, 2007 is attached hereto as Exhibit 10.8.

10.9	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer (the “Purchase and Sale Agreement”), was filed with the Commission on March 28, 2002 as Exhibit 10.13 to our annual report on Form 10-K and is herein incorporated by reference. The First Amendment to the Purchase and Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as

Exhibit No.	Exhibit Title
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

10.10	PerkinElmer Inc.’s Amended and Restated Life Sciences Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.11	PerkinElmer, Inc.’s 1999 Vivid Technologies Equity Incentive Plan was filed with the Commission on March 18, 2003 as Exhibit 10.15 to our annual report on Form 10-K and is herein incorporated by reference.

10.12	Amendment to Equity Awards.

(1)    Amendment to Equity Awards between PerkinElmer, Inc. and Gregory L. Summe dated July 27, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.3(a) to our quarterly report on Form 10-Q and is herein incorporated by reference.

(2)    Amendment to Equity Awards between PerkinElmer, Inc. and Robert F. Friel, dated as of June 23, 2004, was filed with the Commission on August 6, 2004 as Exhibit 10.3(b) to our quarterly report on Form 10-Q and is herein incorporated by reference, and is representative of the amendments to equity awards entered into between PerkinElmer, Inc. and each of the following executive officers: Jeffrey D. Capello dated as of June 11, 2004 and Richard F. Walsh dated as of June 1, 2004.

10.13	Amendment to Vested Option Awards.

(1)    Amendment to Vested Option Awards from PerkinElmer, Inc. to Gregory L. Summe dated July 27, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.4(a) to our quarterly report on Form 10-Q and is herein incorporated by reference.

(2)    Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004 was filed with the Commission on August 6, 2004 as Exhibit 10.4(b) to our quarterly report on Form 10-Q and is herein incorporated by reference and is representative of the Amendments to Vested Option Awards from PerkinElmer, Inc. to each of the following executive officers: Jeffrey D. Capello dated as of June 11, 2004 and Richard F. Walsh dated as of June 1, 2004.

10.14	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2005 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.15	Form of Stock Option Agreement given by PerkinElmer, Inc. to its chairman and chief executive officer for use under the 2005 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.4 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.16	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards prior to January 2007 with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.5 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.17	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards with time-based vesting under the 2005 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.6 to our quarterly report on Form 10-Q and is herein incorporated by reference.

Exhibit No.	Exhibit Title

10.18	Form of Restricted Stock Unit Agreement given by PerkinElmer, Inc. to its executive officers under the 2005 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.7 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.19	Stock Purchase Agreement, dated as of July 27, 2006, by and between PerkinElmer Holdings, Inc. and James N. Macri was filed with the Commission on August 2, 2006 as Exhibit 99.1 to our current report on Form 8-K and is incorporated herein by reference.

10.20	Asset Purchase Agreement, dated as of July 27, 2006, by and among PerkinElmer Singapore Pte Ltd, J.N. Macri Technologies LLC and James N. Macri was filed with the Commission on August 2, 2006 as Exhibit 99.2 to our current report on Form 8-K and is incorporated herein by reference.

10.21	Stock Purchase Agreement, dated as of November 30, 2006, by and between PerkinElmer LAS GmbH and Evotec AG and Pfizer, Inc. was filed with the Commission on December 6, 2006 as Exhibit 99.1 to our current report on Form 8-K and is incorporated herein by reference.

10.22	Term sheet for consulting agreement with Peter B. Coggins dated January 27, 2006 filed with the Commission on January 30, 2006 as Exhibit 99.1 to our current report on Form 8-K and is incorporated herein by reference.

10.23	Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2005 Incentive Plan is attached hereto as Exhibit 10.23.

10.24	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards with performance-based vesting under the 2005 Incentive Plan is attached hereto as Exhibit 10.24.

12.1	Statement regarding computation of ratio of earnings to fixed charges is attached hereto as Exhibit 12.1.

21	Subsidiaries of PerkinElmer, Inc. is attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm is attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is attached hereto as Exhibit 31.2.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.1.