Form 10-Q
period 2007-04-01
PERKINELMER INC
filed 2007-05-11
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-5075

PerkinElmer, Inc.

(Exact name of Registrant as specified in its Charter)

Massachusetts	04-2052042
(State of incorporation)	(I.R.S. Employer Identification No.)

940 Winter Street

Waltham, Massachusetts 02451

(Address of principal executive offices)

(781) 663-6900

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

As of May 10, 2007, there were outstanding 119,759,390 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands, except per share data)
Sales	$402,900	$355,454
Cost of sales:
Cost of sales	242,833	213,767
Amortization of acquired inventory revaluation	1,377	—

Total cost of sales	244,210	213,767
Selling, general and administrative expenses	101,765	89,853
Research and development expenses	27,841	22,842
Restructuring charges	4,438	—
In-process research and development charges	1,502	—

Operating income from continuing operations	23,144	28,992
Interest and other expense (income), net	2,766	(173)

Income from continuing operations before income taxes	20,378	29,165
Provision for income taxes	5,559	7,145

Income from continuing operations	14,819	22,020
Loss from discontinued operations, net of income taxes	—	(443)
(Loss) gain on disposition of discontinued operations, net of income taxes	(127)	2,040

Net income	$14,692	$23,617

Basic earnings (loss) per share:
Continuing operations	$0.12	$0.17
Loss from discontinued operations, net of income taxes	—	—
(Loss) gain on disposition of discontinued operations, net of income taxes	—	0.02

Net income	$0.12	$0.18

Diluted earnings (loss) per share:
Continuing operations	$0.12	$0.17
Loss from discontinued operations, net of income taxes	—	—
(Loss) gain on disposition of discontinued operations, net of income taxes	—	0.02

Net income	$0.12	$0.18

Weighted average shares of common stock outstanding:
Basic	121,685	127,918
Diluted	123,263	129,715
Cash dividends per common share	$0.07	$0.07

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 1, 2007	December 31, 2006
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$119,562	$191,059
Accounts receivable, net	267,628	268,459
Inventories, net	204,597	183,260
Other current assets	82,378	101,511
Current assets of discontinued operations	477	477

Total current assets	674,642	744,766

Property, plant and equipment, net:
At cost	532,510	525,134
Accumulated depreciation	(344,154)	(342,938)

Property, plant and equipment, net	188,356	182,196
Marketable securities and investments	4,589	7,508
Intangible assets, net	421,228	404,021
Goodwill	1,156,469	1,117,724
Other assets	51,129	52,502
Long-term assets of discontinued operations	1,557	1,605

Total assets	$2,497,970	$2,510,322

Current liabilities:
Short-term debt	$1,627	$1,153
Accounts payable	147,708	152,836
Accrued restructuring and integration costs	5,883	2,731
Accrued expenses	266,054	318,987
Current liabilities of discontinued operations	—	826

Total current liabilities	421,272	476,533

Long-term debt	178,119	151,781
Long-term liabilities	356,755	304,278

Total liabilities	956,146	932,592

Commitments and contingencies
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 121,302,000 and 123,255,000 at April 1, 2007 and December 31, 2006, respectively	121,302	123,255
Capital in excess of par value	359,050	407,345
Retained earnings	1,049,964	1,040,190
Accumulated other comprehensive income	11,508	6,940

Total stockholders’ equity	1,541,824	1,577,730

Total liabilities and stockholders’ equity	$2,497,970	$2,510,322

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
Operating activities:
Net income	$14,692	$23,617
Add: loss from discontinued operations, net of income taxes	—	443
Add: Loss (gain) on disposition of discontinued operations, net of income taxes	127	(2,040)

Net income from continuing operations	14,819	22,020
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operations:
Stock-based compensation	2,888	2,841
Restructuring charges, net	4,438	—
Amortization of deferred debt issuance costs	74	70
Depreciation and amortization	19,085	16,478
In-process research and development charges	1,502	—
Amortization of acquired inventory revaluation	1,377	—
Gains on dispositions, net	(401)	(266)
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable	12,459	18,224
Inventories	(8,901)	(7,373)
Accounts payable	(10,155)	(12,211)
Taxes paid on divestitures	—	(54,550)
Accrued expenses and other	(19,802)	(19,392)

Net cash provided by (used in) operating activities from continuing operations	17,383	(34,159)
Net cash used in discontinued operations	(131)	(580)

Net cash provided by (used in) operating activities	17,252	(34,739)
Investing activities:
Capital expenditures	(11,393)	(9,238)
(Payments for) proceeds from disposition of businesses and investments, net	(473)	21,201
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(39,995)	(8,696)

Net cash (used in) provided by investing activities	(51,861)	3,267
Financing activities:
Payments on debt	—	(39,734)
Proceeds from borrowing	25,450	—
Payment of debt issuance costs	—	(741)
Decrease in other credit facilities	(13)	(104)
Tax benefit from exercise of common stock options	703	3,785
Proceeds from issuance of common stock under stock plans	6,170	14,829
Purchases of common stock	(60,028)	(116,393)
Dividends paid	(8,630)	(9,116)

Net cash used in financing activities	(36,348)	(147,474)

Effect of exchange rate changes on cash and cash equivalents	(540)	(1,477)

Net decrease in cash and cash equivalents	(71,497)	(180,423)
Cash and cash equivalents at beginning of period	191,059	502,264

Cash and cash equivalents at end of period	$119,562	$321,841

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with the accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of these financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited financial statements in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the Company’s financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC (the “2006 Form 10-K”). The balance sheet amounts at December 31, 2006 in this report were derived from the Company’s audited 2006 financial statements included in the 2006 Form 10-K. The financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 1, 2007 and April 2, 2006 are not necessarily indicative of the results for the entire fiscal year or any future period.

Recently Adopted Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No. 48 effective January 1, 2007. In accordance with FIN No. 48 the Company has decided to continue to classify interest and penalties as a component of income tax expense. During the three months ended April 1, 2007 the Company recognized approximately $0.6 million in interest and penalties in its tax provision.

As a result of the adoption of FIN No. 48, the Company adjusted the estimated value of its uncertain tax positions and reduced its accrued liabilities by $3.6 million, which was accounted for as an increase to retained earnings as of January 1, 2007. As of the adoption date, the Company had gross tax effected unrecognized tax benefits of $159.6 million, of which $126.6 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect goodwill, equity and discontinued operations. The Company had accrued interest, net of tax benefits, and penalties expense related to the unrecognized tax benefits of $7.3 million, which is not included in the $159.6 million.

As of January 1, 2007 there were $8.8 million of FIN No. 48 accrued tax liabilities and $48.7 million of other unrecognized tax benefits which should be resolved within the next year as a result of the completion of audits that, depending on the ultimate resolution, could affect the continuing operations effective tax rate; however, quantification of an estimated range cannot be made at this time. The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. The U.S. federal income tax returns for 2003 through 2005 are currently under examination. In addition, tax years ranging from 1997 through 2006 remain open to examination by various state and foreign taxing jurisdictions.

Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, of its adoption on its consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF No. 06-10”). EITF No. 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the requirements of EITF No. 06-10 and has not yet determined the impact, if any, of its adoption on its consolidated financial statements.

Note 2: Acquisitions

Acquisition of Agilix Corporation. In February 2006, the Company acquired specified assets of Agilix Corporation (“Agilix”) for approximately $8.7 million in cash. Assets acquired primarily relate to Agilix’s core technology which centers around labeling technology using isobaric mass tags that allow for the simultaneous quantification of molecules, such as proteins, from multiple samples.

Acquisition of Spectral Genomics, Inc. In April 2006, the Company acquired specified assets and assumed specified liabilities of Spectral Genomics, Inc. (“Spectral”), a leader in molecular karyotyping technology used to evaluate chromosomal abnormalities. Consideration for the transaction was approximately $13.1 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company. The Company will make a $0.9 million payment in the second quarter of 2007, as well as royalty payments based on future sales, to license additional intellectual property rights from a third party.

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

Acquisition of J.N. Macri Technologies LLC and NTD Laboratories, Inc. In July 2006, the Company acquired specified assets and assumed specified liabilities of J.N. Macri Technologies LLC (“Macri”) and acquired the stock of NTD Laboratories, Inc. (“NTD”). The Company acquired Macri’s global patents related to free beta Human Chorionic Gonadotropin (“free Beta hCG”). Free Beta hCG is a peptide hormone produced in the early stage of pregnancy that is widely recognized as an important biomarker for first-trimester prenatal risk assessment. NTD is a laboratory specializing in prenatal risk assessment and offers laboratory-developed and validated testing under the brand name UltraScreen®, of which free Beta hCG is an important component. Aggregate consideration for these transactions was $55.2 million in cash, net of cash acquired.

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

Acquisition of Triton Technology Ltd. In December 2006, the Company acquired specified assets of Triton Technology Ltd (“Triton”). The Company acquired from Triton a line of Dynamic Mechanical Analysis (“DMA”) products. The DMA products offer a thermal analysis tool that is used by scientists in the polymers, pharmaceuticals and food industries for diverse applications ranging from simple quality control to advanced research. Consideration for this transaction was $2.3 million in cash at the closing, plus additional cash payments of $1.6 million payable in 2007. The Company paid $0.9 million of the additional cash payments in the first quarter of 2007.

Acquisition of Evotec Technologies GmbH. In January 2007, the Company acquired the stock of Evotec Technologies GmbH (“Evotec”). The acquisition is intended to allow the Company to provide its customers in the pharmaceutical, biotechnology and academic arenas with Evotec’s high content screening (“HCS”) instruments and software. These analysis tools determine the composition of cells and cell structure, a critical step in moving potential drug targets quickly through the discovery process. Consideration for this transaction was approximately $30.2 million in cash, net of cash acquired, which was paid in the fiscal year 2006.

Acquisition of Euroscreen Products S.A. In January 2007, the Company acquired the stock of Euroscreen Products S.A. (“Euroscreen”), a developer of the AequoScreen™ cellular assay platform. The AequoScreen™ platform from Euroscreen is based on an innovative luminescence technology that generates higher quality data, while reducing the number of false positives in G protein-coupled receptor (“GPCR”) screening applications. Consideration for this transaction was approximately $16.9 million in cash, net of cash acquired.

Acquisition of Improvision Ltd. In March 2007, the Company acquired the stock of Improvision Ltd. (“Improvision”), a leading provider of cellular imaging software and integrated hardware solutions used in life sciences research. The Company expects that the addition of Improvision’s imaging and analysis software to the Company’s high content screening systems will provide customers with powerful imaging solutions for analyzing cellular events from real-time imaging of live cells to rapid high content screening of multiple samples. Consideration for this transaction was approximately $22.7 million in cash, net of cash acquired, plus potential additional contingent consideration, which management expects to be immaterial to the Company.

The operations for each of these acquisitions are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date. The operations subsequent to the acquisitions, individually and in the aggregate, did not have a material effect on the Company’s financial position, results of operations or cash flows.

The acquisitions were accounted for in accordance with SFAS No. 141, “Business Combinations”, using the purchase method of accounting. Allocation of the purchase price for acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The excess purchase price over those assigned values was recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives, described in more detail in Note 12, below.

In-process research and development (“IPR&D”) charges represent incomplete acquired research and development projects that have not reached technological feasibility and have no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. At the time of the acquisitions of Evotec and Euroscreen, there were multiple IPR&D efforts under way at each company for certain current and future product lines. In determining the value of the in-process projects, the Company considers, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The Company utilized the discounted cash flow method to value the IPR&D, using a discount rate equivalent to the relative risk of the asset, including the uncertainty of technological feasibility and successful launch. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. At the time of acquisition, the Company estimated the fair value as of the valuation date to be $1.5 million and does believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

As of April 1, 2007 the purchase price allocation for Agilix has been finalized. The purchase prices and related allocations for the Spectral, C&A, Macri, NTD, Avalon, Triton, Evotec, Euroscreen and Improvision acquisitions have not been finalized. The Company is not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates, although the Company expects to complete any outstanding asset valuations no later than one year from the date of acquisition.

The components of the preliminary purchase prices and allocations for the acquisitions completed in 2007 are as follows:

	Evotec	Euroscreen	Improvision
	(In thousands)
Consideration and acquisition costs:
Cash payments, net of cash acquired	$30,162	$16,864	$22,672
Transaction costs	656	191	375

Total consideration and acquisition costs	$30,818	$17,055	$23,047

Allocation of purchase price
Current assets*	$14,510	$3,224	$3,933
Property, plant and equipment	2,622	61	330
Identifiable intangible assets	10,300	11,968	4,914
Goodwill	17,038	7,135	18,196
Deferred taxes	(4,096)	(4,029)	(1,502)
Liabilities assumed	(9,556)	(1,304)	(2,824)

Total	$30,818	$17,055	$23,047

*	Current assets includes $0.9 million and $1.3 million of purchase price accounting adjustments to record the inventory from the Evotec and Euroscreen acquisitions, respectively.

Note 3: Restructuring Charges

The Company has undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of its business units. Restructuring actions taken since 2002 were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). Details of these plans are discussed more fully in the 2006 Form 10-K.

The purpose of the 2006 through 2007 restructuring plans was principally to shift resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. The pre-tax restructuring activity associated with these plans has been reported as restructuring expenses as a component of operating expenses from continuing operations. The impact of immediate and future cost savings from these restructuring activities on operating results and cash flows is expected to be negligible as the Company has incurred and will incur offsetting costs.

A description of each of the restructuring plans and the activity recorded for the three months ended April 1, 2007 is as follows:

Q1 2007 Plan

During the first quarter of 2007, the Company’s management approved a plan to shift resources into product lines that are more consistent with the Company’s growth strategy. The Company completed notifying affected employees on March 30, 2007. As a result of this plan, the Company recognized a pre-tax restructuring charge of $4.4 million during the first quarter of 2007 (the “Q1 2007 Plan”). The actions within the Q1 2007 Plan related to a workforce reduction resulting from reorganization activities within the Life and Analytical Sciences segment.

The following table summarizes the components of the Q1 2007 Plan activity for the three months ended April 1, 2007:

	Headcount	Severance
		(Dollars in thousands)
Balance at December 31, 2006	—	$—
Provision	60	4,438
Amounts paid	(31)	(1,174)

Balance at April 1, 2007	29	$3,264

The Company anticipates that the remaining payments of $3.3 million will be completed by the end of the first quarter of 2008.

Q2 2006 Plan

During the second quarter of 2006, the Company recognized a pre-tax restructuring charge of $0.8 million in the Life and Analytical Sciences segment (the “Q2 2006 Plan”). The principal actions within the Q2 2006 Plan related to a workforce reduction in two locations in the United States as the Company shifted resources into product lines that are more consistent with the Company’s growth strategy.

The following table summarizes the components of the Q2 2006 Plan activity for the three months ended April 1, 2007:

Severance
(In thousands)
Balance at December 31, 2006	$106
Amounts paid	(79)

Balance at April 1, 2007	$27

All actions related to the Q2 2006 Plan have been completed and the Company anticipates that the remaining payments will be completed by the end of the second quarter of 2007.

2001 to 2005 Restructuring and Integration Plans:

The principal actions of these restructuring plans were workforce reductions related to the integration of the Company’s Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Life and Analytical Sciences and Optoelectronics segments to shift resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. As of April 1, 2007, the Company had approximately $2.5 million of remaining liabilities associated with 2001 to 2005 restructuring and integration plans, primarily relating to workforce severance benefits associated with the closure of the Company’s European manufacturing facility in the Life and Analytical Sciences segment and remaining lease obligations related to those closed facilities. The remaining terms of these leases vary in length and will be paid through 2014. The remaining severance payments will be completed by the end of 2008.

Note 4: Interest and Other Expense (Income), Net

Interest and other expense (income), net consisted of the following:

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
Interest income	$(1,211)	$(3,372)
Interest expense	2,255	2,305
Gains on disposition of investments, net	(401)	(266)
Other	2,123	1,160

Total interest and other expense (income), net	$2,766	$(173)

Note 5: Inventories

Inventories consisted of the following:

	April 1, 2007	December 31, 2006
	(In thousands)
Raw materials	$73,501	$67,014
Work in progress	15,012	10,077
Finished goods	116,084	106,169

Total inventories	$204,597	$183,260

Note 6: Debt

Senior Unsecured Credit Facility. On October 31, 2005, the Company entered into a $350.0 million five-year senior unsecured revolving credit facility. Letters of credit in the aggregate amount of approximately $15.0 million, originally issued under its previous credit agreement, are treated as issued under this facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of April 1, 2007 was 60 basis points. The weighted average Eurocurrency interest rate as of April 1, 2007 was 4.01%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 4.61%. There were approximately $177.9 million of borrowings under the facility as of April 1, 2007 with interest based on the above described Eurocurrency rate. The borrowings were undertaken by the Company and certain of its foreign subsidiaries and the funds were borrowed in US Dollars (USD) and the subsidiaries’ functional currencies of Euro (EUR), Canadian Dollars (CAD) and Japanese Yen (JPY). The effective rates of the borrowings as of April 1, 2007 were as follows: USD: 5.92%; EUR: 4.47%; CAD: 4.86% and JPY: 1.26%. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants include interest coverage and debt-to-EBITDA ratios. The Company was in compliance with all applicable covenants as of April 1, 2007.

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

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
Number of common shares—basic	121,685	127,918
Effect of dilutive securities:
Stock options	1,509	1,765
Restricted stock	69	32

Number of common shares—diluted	123,263	129,715

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	8,392	7,542

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of the Company’s common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8: Comprehensive Income

The components of other comprehensive income, net of income taxes, are the following:

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
Net income	$14,692	$23,617
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	4,737	6,266
Unrealized (losses) gains on securities, net of income taxes	(169)	150

	4,568	6,416

Comprehensive income, net of income taxes	$19,260	$30,033

The components of accumulated other comprehensive income, net of income taxes, consisted of the following:

	April 1, 2007	December 31, 2006
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$75,800	$71,063
Unrecognized losses and prior service costs, net of income taxes	(64,252)	(64,252)
Unrealized (losses) gains on securities, net of income taxes	(40)	129

Accumulated other comprehensive income, net of income taxes	$11,508	$6,940

Note 9: Industry Segment Information

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

•	Optoelectronics. The Company provides a broad range of digital imaging, sensor and specialty lighting components used in biomedical, consumer products and other specialty end markets.

Sales and operating profit by segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
Life & Analytical Sciences
Sales	$299,538	$261,929
Operating income from continuing operations	14,852	23,790
Optoelectronics
Sales	103,362	93,525
Operating income from continuing operations	16,269	12,747
Other
Operating loss from continuing operations	(7,977)	(7,545)
Continuing Operations
Sales	$402,900	$355,454
Operating income from continuing operations	23,144	28,992
Interest and other expense (income), net (Note 4)	2,766	(173)

Income from continuing operations before income taxes	20,378	29,165

Note 10: Discontinued Operations

As part of its continued efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of April 1, 2007 and December 31, 2006.

The Company recorded the following gains and losses, which have been reported as the gain (loss) on dispositions of discontinued operations:

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
Gain on the sale of Semiconductor business	$—	$3,473
Loss on the sale of Aerospace business	—	(659)
Loss on the sale of Fluid Testing business	—	(234)
Gain on contract settlements associated with the Technical Services business	50	386
Net loss on dispositions of other discontinued operations	(78)	(174)

Net (loss) gain on dispositions of discontinued operations before income taxes	(28)	2,792
Provision for income taxes	99	752

(Loss) gain on dispositions of discontinued operations, net of income taxes	$(127)	$2,040

In September 2005, the Company’s Board of Directors approved a plan to divest its Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In February 2006, the Company sold substantially all of the assets of its Semiconductor business for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. The Company recognized a pre-tax gain of $3.5 million, exclusive of additional contingent consideration, in the first quarter of 2006. During the first quarter of 2006, the Company finalized the net working capital adjustments associated with the sales of these businesses resulting in the recognition of losses of $0.7 million and $0.2 million relative to the Aerospace business and the Fluid Testing business, respectively.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
Sales	$—	$8,705
Costs and expenses	—	8,762

Operating loss from discontinued operations	—	(57)
Other expenses, net	—	559

Loss from discontinued operations before income taxes	—	(616)
Benefit from income taxes	—	(173)

Loss from discontinued operations, net of income taxes	$—	$(443)

Note 11: Stock Plans

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which was adopted January 2, 2006, using the modified prospective transition method. The Company has three stock-based compensation plans where the Company’s common stock has been made available for option grants, restricted stock awards and performance units as part of the Company’s compensation programs (the “Plans”). These Plans are described in more detail in the 2006 Form 10-K.

For the three months ended April 1, 2007 and April 2, 2006, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units and performance units was $4.2 million and $2.8 million, respectively. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $1.4 million and $0.9 million for the three months ended April 1, 2007 and April 2, 2006, respectively. Stock-based compensation costs capitalized as part of inventory were approximately $0.3 million as of April 1, 2007 and April 2, 2006.

Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	2007	2006
Risk-free interest rate	4.9%	4.4%
Expected dividend yield	1.2%	1.2%
Expected lives	4 years	4 years
Expected stock volatility	36%	35%

The following table summarizes stock option activity for the three months ended April 1, 2007:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
	(Shares in thousands)
Outstanding at December 31, 2006	12,578	$23.25
Granted	1,508	23.45
Exercised	(379)	16.27
Canceled	(222)	34.80
Forfeited	(68)	22.85

Outstanding at April 1, 2007	13,417	$23.27	3.9	$38.9

Exercisable at April 1, 2007	10,912	$23.55	3.2	$35.6

Vested and expected to vest in the future	11,499	$23.27	3.9	$33.3

The weighted-average grant-date fair values of options granted for the three months ended April 1, 2007 and April 2, 2006 were $7.45 and $6.86, respectively. The total intrinsic value of options exercised for the three months ended April 1, 2007 and April 2, 2006 was $2.8 million and $13.4 million, respectively. Cash received from option exercises for the three months ended April 1, 2007 and April 2, 2006 was $6.2 million and $14.8 million, respectively. The related tax benefit classified as a financing cash inflow was $0.7 million and $3.8 million for three months ended April 1, 2007 and April 2, 2006, respectively.

There was $17.5 million of total unrecognized compensation cost, net of forfeitures, related to nonvested stock options granted as of April 1, 2007. This cost is expected to be recognized over a weighted-average period of 2.2 fiscal years and will be adjusted for any future changes in estimated forfeitures.

The following table summarizes total compensation recognized related to the stock options, which is a function of current and prior year awards and net of estimated forfeitures, included in the Company’s consolidated statement of operations for the three months ended April 1, 2007 and April 2, 2006:

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
Cost of sales	$246	$—
Research and development expenses	185	182
Selling, general and administrative and other expenses	1,765	1,519

Compensation expense related to stock options	2,196	1,701
Less: income tax benefit	(717)	(522)

Net compensation expense related to stock options	$1,479	$1,179

Restricted Stock Awards: The following table summarizes the restricted stock activity for the three months ended April 1, 2007:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at December 31, 2006	417	$21.40
Granted	219	23.48
Vested	—	—
Forfeited	(42)	20.06

Nonvested at April 1, 2007	594	$22.26

The weighted-average grant-date fair value of restricted stock awards granted during the three months ended April 1, 2007 and April 2, 2006 was $23.48 and $22.86, respectively. The total compensation expense recognized related to the restricted stock awards, which is a function of current and prior year awards, was approximately $0.7 million and $0.6 million for the three months ended April 1, 2007 and April 2, 2006, respectively. There were no restricted stock awards that vested during the three months ended April 1, 2007. The fair value of restricted stock awards vested during the three months ended April 2, 2006 was $0.1 million.

As of April 1, 2007, there was $10.5 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.0 fiscal years.

Performance Units: The Company granted 209,326 and 208,328 performance units during the three months ended April 1, 2007 and April 2, 2006, respectively. The weighted-average grant-date fair values of performance units granted during the three months ended April 1, 2007 and April 2, 2006 were $23.48 and $22.74, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was approximately $1.3 million and $0.5 million for the three months ended April 1, 2007 and April 2, 2006, respectively. As of April 1, 2007, there were 615,321 performance units outstanding subject to forfeiture.

Stock Repurchase Program: On November 6, 2006, the Company announced that the Board of Directors (the “Board”) authorized the Company to repurchase up to 10.0 million additional shares of common stock under a new stock repurchase program (the “New Program”). The New Program will expire on October 25, 2010 unless this authorization is terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended April 1, 2007, the Company repurchased in the open market 2.5 million shares of common stock at an aggregate cost of $60.0 million, including commissions, under the New Program. From April 2, 2007 through May 10, 2007, the Company repurchased approximately 2.1 million shares of its common stock in the open market under the New Program at an aggregate cost of $52.6 million, including commissions.

Note 12: Goodwill and Intangible Assets

Goodwill is subject to annual impairment testing using the guidance and criteria described in SFAS No. 142, “Goodwill and Other Intangible Assets.” The impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the implied fair value of the reporting unit. The annual impairment assessment is performed by the Company on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. The Company completed the annual impairment test using a measurement date of January 1, 2007 and concluded based on the first step of the process that there was no goodwill impairment.

The changes in the carrying amount of goodwill for the period ended April 1, 2007 from December 31, 2006 are as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Balance, December 31, 2006	$1,070,143	$47,581	$1,117,724
Foreign currency translation	3,128	201	3,329
Acquisitions, earn-outs and other adjustments	35,416	—	35,416

Balance, April 1, 2007	$1,108,687	$47,782	$1,156,469

Identifiable intangible asset balances at April 1, 2007 and December 31, 2006 by category were as follows:

	April 1, 2007	December 31, 2006
	(In thousands)
Patents	$111,769	$110,847
Less: Accumulated amortization	(53,911)	(51,532)

Net patents	57,858	59,315

Licenses	60,158	59,978
Less: Accumulated amortization	(26,943)	(25,767)

Net licenses	33,215	34,211

Core technology	271,323	244,484
Less: Accumulated amortization	(100,332)	(93,153)

Net core technology	170,991	151,331

Net amortizable intangible assets	262,064	244,857
Non-amortizing intangible assets	159,164	159,164

Totals	$421,228	$404,021

Amortization expense related to identifiable intangible assets for the three months ended April 1, 2007 and April 2, 2006 was $10.4 million and $7.4 million, respectively.

Note 13: Warranty Reserves

The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the condensed consolidated balance sheets. A summary of warranty reserve activity for the three months ended April 1, 2007 and April 2, 2006 is as follows:

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
Balance beginning of period	$10,054	$9,207
Provision	3,747	3,544
Charges	(3,114)	(3,413)
Foreign currency	55	72

Balance end of period	$10,742	$9,410

Note 14: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and post-retirement plans for the three months ended April 1, 2007 and April 2, 2006:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
	(In thousands)
Service cost	$1,340	$1,370	$23	$24
Interest cost	6,090	5,433	60	63
Expected return on plan assets	(6,010)	(5,508)	(242)	(214)
Amortization of prior service	15	32	(79)	(118)
Recognition of actuarial losses (gains)	1,383	2,633	(96)	(97)

Net periodic benefit cost (credit)	$2,818	$3,960	$(334)	$(342)

Note 15: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party, or PRP, for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $3.8 million as of April 1, 2007, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against a subsidiary of the Company, alleging that the Company’s ViewLux™ and certain of its Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of the Company’s United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the Company’s same products infringe one corresponding Amersham patent in the United Kingdom, which was granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. The Company filed answers and counterclaims in both cases. On October 29, 2003, the Company filed a complaint, which was subsequently amended, against Amersham in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of the Company’s patents related to high-throughput screening (the “MA case”). The Company seeks injunctive and monetary relief. Amersham subsequently filed an answer and counterclaims. After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to the Company. Amersham initiated an appeal of the ruling in the UK case but withdrew that appeal in January 2007. In May 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. The Company’s motion asking the court to reconsider that decision was denied. Discovery has not yet been completed in either the NJ or MA case, nor has a trial date been set in either case. Mediations occurred in September 2006 and April 2007, but did not result in a resolution of these matters.

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

The Company expects to resolve the matter in 2007. Regardless of the outcome of the protest, the Company does not expect the final resolution to significantly impact its financial position, results of operations or cash flows.

The Company is under regular examination by tax authorities in the United States and other countries (such as Germany and the United Kingdom) in which the Company has significant business operations. The tax years under examination vary by jurisdiction. The Company regularly reviews its tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits as required by FIN No. 48. Adjustments are made to the Company’s unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is ultimately settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position. The resolution of tax positions is not expected to have a material adverse effect on the Company’s consolidated financial condition.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for potential losses that it believes are probable and reasonably estimable. In the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 1, 2007, should not have a material adverse effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following management’s discussion and analysis, contains forward-looking information that you should read in conjunction with the consolidated financial statements and notes to consolidated financial statements that we have included elsewhere in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “plans,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from the plans, intentions or expectations we disclose in the forward-looking statements we make. We have included important factors above under the heading “Risk Factors” in Item 1A. below that we believe could cause actual results to differ materially from the forward-looking statements we make. We are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recent Developments

As part of our strategy to grow our core businesses, we have taken the following actions in recent years:

Acquisitions:

Agilix Corporation. In February 2006, we acquired specified assets of Agilix Corporation (“Agilix”) for approximately $8.7 million in cash. Assets acquired primarily relate to Agilix’s core technology which centers around labeling technology using isobaric mass tags that allow for the simultaneous quantification of molecules, such as proteins, from multiple samples.

Spectral Genomics, Inc. In April 2006, we acquired specified assets and assumed specified liabilities of Spectral Genomics, Inc. (“Spectral”), a leader in molecular karyotyping technology used to evaluate chromosomal abnormalities. Consideration for the transaction was approximately $13.1 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us. We will make a $0.9 million payment in the second quarter of 2007, as well as royalty payments based on future sales, to license additional intellectual property rights from a third party.

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

J.N. Macri Technologies LLC and NTD Laboratories, Inc. In July 2006, we acquired specified assets and assumed specified liabilities of J.N. Macri Technologies LLC (“Macri”) and acquired the stock of NTD Laboratories, Inc. (“NTD”). We acquired Macri’s global patents related to free beta Human Chorionic Gonadotropin (“free Beta hCG”). Free Beta hCG is a peptide hormone produced in the early stage of pregnancy that is widely recognized as an important biomarker for first-trimester prenatal risk assessment. NTD is a laboratory specializing in prenatal risk assessment and offers laboratory-developed and validated testing under the brand name UltraScreen®, of which free Beta hCG is an important component. Aggregate consideration for these transactions was $55.2 million in cash, net of cash acquired.

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

Triton Technology Ltd. In December 2006, we acquired specified assets of Triton Technology Ltd (“Triton”). We acquired from Triton a line of Dynamic Mechanical Analysis (“DMA”) products. The DMA products offer a thermal analysis tool that is used by scientists in the polymers, pharmaceuticals and food industries for diverse applications ranging from simple quality control to advanced research. Consideration for this transaction was $2.3 million in cash at the closing, plus additional cash payments of $1.6 million payable in 2007. We paid $0.9 million of the additional cash payments in the first quarter of 2007.

Evotec Technologies GmbH. In January 2007, we acquired the stock of Evotec Technologies GmbH (“Evotec”). The acquisition is intended to allow us to provide our customers in the pharmaceutical, biotechnology and academic arenas with Evotec’s high content screening (“HCS”) instruments and software. These analysis tools determine the composition of cells and cell structure, a critical step in moving potential drug targets quickly through the discovery process. Consideration for this transaction was approximately $30.2 million in cash, net of cash acquired, which was paid in fiscal year 2006.

Euroscreen Products S.A. In January 2007, we acquired the stock of Euroscreen Products S.A. (“Euroscreen”), a developer of the AequoScreen™ cellular assay platform. The AequoScreen™ platform from Euroscreen is based on an innovative luminescence technology that generates higher quality data, while reducing the number of false positives in G protein-coupled receptor (“GPCR”) screening applications. Consideration for this transaction was approximately $16.9 million in cash, net of cash acquired.

Improvision Ltd. In March 2007, we acquired the stock of Improvision Ltd. (“Improvision”), a leading provider of cellular imaging software and integrated hardware solutions used in life sciences research. We expect that the addition of Improvision’s imaging and analysis software to our high content screening systems will provide customers with powerful imaging solutions for analyzing cellular events from real-time imaging of live cells to rapid high content screening of multiple samples. Consideration for this transaction was approximately $22.7 million in cash, net of cash acquired, plus potential additional contingent consideration, which we expect to be immaterial to us.

The operations for each of these acquisitions are reported within the results of our Life and Analytical Sciences segment from the acquisition date. The operations subsequent to the acquisitions, individually and in the aggregate, did not have a material effect on our financial position, results of operations or cash flows.

Research and Development Expenses:

Research and development expenses were $29.3 million for the three months ended April 1, 2007 and $22.8 million for the three months ended April 2, 2006, an increase of $6.5 million, or 28%, including in-process research and development (“IPR&D”) charges of $1.5 million related to the Evotec and Euroscreen acquisitions. We directed research and development efforts during 2007 and 2006 primarily toward genetic screening, biopharmaceutical, and environmental and chemical end markets within our Life and Analytical Sciences segment and medical digital imaging within our Optoelectronics segment in order to help accelerate our growth initiatives.

Share Repurchase Program:

On November 6, 2006, we announced that our Board of Directors (the “Board”) authorized us to repurchase up to 10.0 million additional shares of our common stock under a new stock repurchase program (the “New Program”). The New Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board and may be suspended or discontinued at any time. During the first quarter of 2007, we repurchased in the open market 2.5 million shares of our common stock at an aggregate cost of $60.0 million, including commissions, under the New Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. We are likely to make additional share repurchases given current cash and debt levels. From April 2, 2007 through May 10, 2007, we repurchased approximately 2.1 million shares of our common stock in the open market under the New Program at an aggregate cost of $52.6 million, including commissions.

We have also taken the following actions in recent years to further focus our core businesses:

Restructuring:

During the first quarter of 2007, our management approved a plan to shift resources into product lines that are more consistent with our growth strategy. We completed notifying affected employees on March 30, 2007. As a result of this plan, we recognized a pre-tax restructuring charge of $4.4 million during the first quarter of 2007. The actions within this plan related to a workforce reduction resulting from reorganization activities within the Life and Analytical Sciences segment.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits, stock-based compensation, warranty costs, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, allowances for doubtful accounts, inventory valuation, business combinations, value of long-lived assets, including intangibles, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) (the “2006 Form 10-K”).

Consolidated Results of Continuing Operations

Sales

Sales for the three months ended April 1, 2007 were $402.9 million, versus $355.5 million for the three months ended April 2, 2006, an increase of $47.4 million, or 13%. The effect of acquisitions and changes in foreign exchange increased our sales for the three months ended April 1, 2007, as compared to the three months ended April 2, 2006, by $15.9 million and $12.1 million, respectively. This total increase in sales reflects a $37.6 million, or 14%, increase in our Life and Analytical Sciences segment sales, which includes a $15.9 million increase from acquisitions and an approximately $9.3 million increase in sales attributable to favorable changes in foreign exchange rates compared to the three months ended April 2, 2006. Our Optoelectronics segment sales grew $9.8 million, or 11%, including an approximately $2.7 million increase in sales attributable to favorable changes in foreign exchange rates compared to the three months ended April 2, 2006.

Cost of Sales

Cost of sales for the three months ended April 1, 2007 was $244.2 million, versus $213.8 million for the three months ended April 2, 2006, an increase of $30.4 million, or 14%. As a percentage of sales, cost of sales increased to 60.6% in the three months ended April 1, 2007 from 60.1% in the three months ended April 2, 2006, resulting in a decrease in gross margin of 50 basis points to 39.4% in the three months ended April 1, 2007, from 39.9% in the three months ended April 2, 2006. Amortization of intangible assets increased due to the acquisitions completed in 2006 and 2007 and was $8.5 million for the three months ended April 1, 2007 as compared to $7.0 million for the three months ended April 2, 2006. The amortization of purchase accounting adjustments to record the inventory from the Evotec and Euroscreen acquisitions was $1.4 million for the three months ended April 1, 2007. Stock option expense was $0.2 million and zero for the three months ended April 1, 2007 and April 2, 2006, respectively. Apart from the amortization, inventory revaluation and stock option expenses, the gross margin decline was primarily attributable to product mix, investment costs associated with several large service programs and an increase in transportation costs within our Life and Analytical Sciences segment partially offset by increased performance within our Optoelectronics segment as capacity and productivity improvements were made within the amorphous silicon business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 1, 2007 were $101.8 million as compared to $89.9 million for the three months ended April 2, 2006, an increase of approximately $11.9 million. As a percentage of sales, selling, general and administrative expenses were 25.3% for the period ended April 1, 2007, which remained flat as compared to the three months ended April 2, 2006. The $11.9 million increase was primarily the result of increased headcount and employee related expenses to support our sales initiatives, business development activity, amortization expense related to the acquisitions completed in 2006 and 2007 and stock option expense. Amortization of intangible assets was $1.6 million for the three months ended April 1, 2007 as compared to $0.2 million for the three months ended April 2, 2006. Stock option expense was $1.8 million and $1.5 million for the three months ended April 1, 2007 and April 2, 2006, respectively.

Research and Development Expenses

Research and development expenses for the three months ended April 1, 2007 were $27.8 million versus $22.8 million for the three months ended April 2, 2006, an increase of $5.0 million, or 22%. As a percentage of sales, research and development expenses increased to 6.9% in the three months ended April 1, 2007, from 6.4% in the three months ended April 2, 2006. We directed research and development efforts during 2007 and 2006 primarily toward genetic screening, biopharmaceutical, and environmental and chemical end markets within our Life and Analytical Sciences segment and medical digital imaging within our Optoelectronics segment in order to help accelerate our growth initiatives. Amortization of intangible assets was $0.4 million for the three months ended April 1, 2007 as compared to $0.2 million for the three months ended April 2, 2006. Research and development expenses also included stock option expense of $0.2 million for each of the three months ended April 1, 2007 and April 2, 2006.

In-process Research and Development Charges

IPR&D charges for the three months ended April 1, 2007 were $1.5 million related to the acquisitions of Evotec and Euroscreen. In determining the value of the in-process projects, we considered, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. We utilized the discounted cash flow method to value the IPR&D, using a discount rate equivalent to the relative risk of the asset, including the uncertainty of technological feasibility and successful launch. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We do believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

Restructuring (Reversals) and Integration Charges, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of our business units. Restructuring actions taken since 2002 were recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). Details of these plans are discussed more fully in the 2006 Form 10-K.

The purpose of the 2006 through 2007 restructuring plans was principally to shift resources into geographic regions and product lines that are more consistent with our growth strategy. The pre-tax restructuring activity associated with these plans has been reported as restructuring expenses as a component of operating expenses from continuing operations. The impact of immediate and future cost savings from these restructuring activities on operating results and cash flows is expected to be negligible as we have incurred and will incur offsetting costs.

A description of each of the restructuring plans and the activity recorded for the three months ended April 1, 2007 is as follows:

Q1 2007 Plan

During the first quarter of 2007, we recognized a pre-tax restructuring charge of $4.4 million during the first quarter of 2007, which we refer to as the Q1 2007 Plan. The actions within the Q1 2007 Plan related to a workforce reduction resulting from reorganization activities within the Life and Analytical Sciences segment.

The following table summarizes the components of the Q1 2007 Plan activity for the three months ended April 1, 2007:

	Headcount	Severance
		(Dollars in thousands)
Balance at December 31, 2006	—	$—
Provision	60	4,438
Amounts paid	(31)	(1,174)

Balance at April 1, 2007	29	$3,264

We anticipate that the remaining payments of $3.3 million will be completed by the end of the first quarter of 2008.

Q2 2006 Plan

During the second quarter of 2006, we recognized a pre-tax restructuring charge of $0.8 million in the Life and Analytical Sciences segment, which we refer to as the Q2 2006 Plan. The principal actions within the Q2 2006 Plan related to a workforce reduction in two locations in the United States as we shifted resources into product lines that are more consistent with our growth strategy.

The following table summarizes the components of the Q2 2006 Plan activity for the three months ended April 1, 2007:

Severance
(In thousands)
Balance at December 31, 2006	$106
Amounts paid	(79)

Balance at April 1, 2007	$27

All actions related to the Q2 2006 Plan have been completed and we anticipate that the remaining payments will be completed by the end of the second quarter of 2007.

2001 to 2005 Restructuring and Integration Plans

The principal actions of these restructuring plans were workforce reductions related to the integration of our Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Life and Analytical Sciences and Optoelectronics segments to shift resources into geographic regions and product lines that are more consistent with our growth strategy. As of April 1, 2007, we had approximately $2.5 million of remaining liabilities associated with 2001 to 2005 restructuring and integration plans, primarily relating to workforce severance benefits associated with the closure of our European manufacturing facility in the Life and Analytical Sciences segment and remaining lease obligations related to those closed facilities. The remaining terms of these leases vary in length and will be paid through 2014. The remaining severance payments will be completed by the end of 2008.

Interest and Other Expense (Income), Net

Interest and other expense (income), net consisted of the following:

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
Interest income	$(1,211)	$(3,372)
Interest expense	2,255	2,305
Gains on dispositions of investments, net	(401)	(266)
Other	2,123	1,160

	$2,766	$(173)

For the three months ended April 1, 2007, interest and other expense (income), net was $2.8 million of expense versus $0.2 million of income for the comparable period in 2006, an increase of approximately $2.9 million. The increase in interest and other (income) expense, net, for the three months ended April 1, 2007 as compared to the three months ended April 2, 2006 was primarily due to the lower outstanding cash balances and higher borrowing costs on the outstanding debt. Interest income decreased $2.2 million due to lower overall cash balances. We also recognized a net gain on dispositions of investments of $0.4 million associated with the dissolution of certain investments. Other expenses for the three months ended April 1, 2007 and April 2, 2006 consisted primarily of expense related to foreign currency translation and business development related costs. A more complete discussion of our liquidity is set forth below under the heading, “Liquidity and Capital Resources.”

Provision/Benefit for Income Taxes

The provision for income taxes from continuing operations was $5.6 million for the three months end April 1, 2007, as compared to a provision of $7.1 million for the three months ended April 2, 2006. The effective tax rate from continuing operations was 27.3% for the three months ended April 1, 2007 as compared to 24.5% for the three months ended April 2, 2006. The higher effective tax rate in 2007 was primarily due to (i) the non-deductible IPR&D charges of $1.5 million recorded in the three months ended April 1, 2007; and (ii) the discrete accrual of interest expense as a result of the adoption of FASB Interpretation (“FIN”) No. 48 in the three months ended April 1, 2007.

Discontinued Operations

As part of our continued efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of April 1, 2007 and December 31, 2006.

We recorded the following gains and losses, which have been reported as the gain (loss) on dispositions of discontinued operations:

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
Gain on the sale of Semiconductor business	$—	$3,473
Loss on the sale of Aerospace business	—	(659)
Loss on the sale of Fluid Testing business	—	(234)
Gain on contract settlements associated with the Technical Services business	50	386
Net loss on dispositions of other discontinued operations	(78)	(174)

Net (loss) gain on dispositions of discontinued operations before income taxes	(28)	2,792
Provision for income taxes	99	752

(Loss) gain on dispositions of discontinued operations, net of income taxes	$(127)	$2,040

In September 2005, our Board of Directors approved a plan to divest our Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In February 2006, we sold substantially all of the assets of our Semiconductor business for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. We recognized a pre-tax gain of $3.5 million, exclusive of additional contingent consideration, in the first quarter of 2006. During the first quarter of 2006, we finalized the net working capital adjustments associated with the sales of these businesses resulting in the recognition of losses of $0.7 million and $0.2 million relative to the Aerospace business and the Fluid Testing business, respectively.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
Sales	$—	$8,705
Costs and expenses	—	8,762

Operating loss from discontinued operations	—	(57)
Other expenses, net	—	559

Loss from discontinued operations before income taxes	—	(616)
Benefit from income taxes	—	(173)

Loss from discontinued operations, net of income taxes	$—	$(443)

Contingencies

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party, or PRP, for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $3.8 million as of April 1, 2007, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against one of our subsidiaries, alleging that our ViewLux™ and certain of our Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of our United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that our same products infringe one corresponding Amersham patent in the United Kingdom, which was granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. We filed answers and counterclaims in both cases. On October 29, 2003, we filed a complaint, which was subsequently amended, against Amersham in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of our patents related to high-throughput screening (the “MA case”). We seek injunctive and monetary relief. Amersham subsequently filed an answer and counterclaims. After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to us. Amersham initiated an appeal of the ruling in the UK case but withdrew that appeal in January 2007. In May 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. Our motion asking the court to reconsider that decision was denied. Discovery has not yet been completed in either the NJ or MA case, nor has a trial date been set in either case. Mediations occurred in September 2006 and April 2007, but did not result in a resolution of these matters.

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

During 2005, the Internal Revenue Service concluded its audit of federal income taxes for the years 1999 through 2002. We have agreed to the conclusions of the Internal Revenue Service in all matters with the exception of one, and have filed a single issue protest with the Appeals Division of the Internal Revenue Service. We expect to resolve the matter in 2007. Regardless of the outcome of the protest, we do not expect the final resolution to significantly impact our financial position, results of operations or cash flows.

We are under regular examination by tax authorities in the United States and other countries (such as Germany and the United Kingdom) in which we have significant business operations. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits as required by FIN No. 48. Adjustments are made to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in our judgment regarding that tax position; (ii) a tax position is ultimately settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position. The resolution of tax positions is not expected to have a material adverse effect on our consolidated financial condition.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We have established accruals for potential losses that we believe are probable and reasonably estimable. In the opinion of our management, based on our review of the information available at this time, the total cost of resolving these other contingencies at April 1, 2007, should not have a material adverse effect on our consolidated financial statements.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

Sales for the three months ended April 1, 2007 were $299.5 million, versus $261.9 million for the three months ended April 2, 2006, an increase of $37.6 million, or 14%. The effect of acquisitions increased our sales for the three months ended April 1, 2007 by $15.9 million, as compared to the three months ended April 2, 2006. Changes in foreign exchange rates increased sales by approximately $9.3 million in the three months ended April 1, 2007, as compared to the three months ended April 2, 2006. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the three months ended April 1, 2007, as compared to the three months ended April 2, 2006, and includes the effect of foreign exchange rate fluctuations and acquisitions. Our laboratory service sales increased by $15.0 million, sales to genetic screening customers increased by $10.4 million, and sales to environmental and chemical analysis customers increased by $6.7 million. Sales by type of product included increases in sales of service of $15.0 million, instruments of $13.3 million and consumables and reagents of $9.3 million.

Operating profit for the three months ended April 1, 2007 was $14.9 million, as compared to $23.8 million for the three months ended April 2, 2006, a decrease of $8.9 million, or 38%. Operating profit in the three months ended April 1, 2007 as compared to the three months ended April 2, 2006 primarily declined due to an increase in amortization expense and purchase accounting adjustments. Amortization of intangible assets increased due to the acquisitions completed in 2006 and 2007 and was $9.8 million for the three months ended April 1, 2007 as compared to $6.8 million for the three months ended April 2, 2006. Amortization of purchase accounting adjustments to record the inventory and IPR&D from the Evotec and Euroscreen acquisitions was $1.4 million and $1.5 million for the three months ended April 1, 2007, respectively. Apart from the increase in amortization expense and the purchase accounting adjustments, the decrease in operating profit was also attributable to a decline in gross margin due to product mix, investment costs associated with several large service programs and an increase in transportation costs. Stock option expense was $0.7 million and $0.6 million for the three months ended April 1, 2007 and April 2, 2006, respectively.

Optoelectronics

Sales for the three months ended April 1, 2007 were $103.4 million, versus $93.5 million for the three months ended April 2, 2006, an increase of $9.8 million, or 11%. Changes in foreign exchange rates increased sales by approximately $2.7 million in the three months ended April 1, 2007, as compared to sales in the three months ended April 2, 2006. The analysis in the remainder of this paragraph compares selected sales by product type for the three months ended April 1, 2007, as compared to the three months ended April 2, 2006, and includes the effect of foreign exchange fluctuations. The increase in sales was primarily due to a $7.0 million increase in digital imaging products due to the performance of our Amorphous Silicon business and an increase in specialty lighting products of $2.0 million due to the performance of Elcos AG, or Elcos, a leading European designer and manufacturer of custom light emitting diode, or LED, solutions for biomedical and industrial applications that we acquired in 2005.

Operating profit for the three months ended April 1, 2007 was $16.3 million, versus $12.7 million for the three months ended April 2, 2006, an increase of $3.5 million, or 28%. The increase in operating profit in the three months ended April 1, 2007, as compared to the three months ended April 2, 2006, was primarily the result of a higher sales volume and higher gross margin. The increase in gross margin was driven by capacity and productivity improvements that were made within the amorphous silicon business. Amortization of intangible assets was $0.7 million for the three months ended April 1, 2007 as compared to $0.6 million for the three months ended April 2, 2006. Stock option expense was $0.4 million and $0.3 million for the three months ended April 1, 2007 and April 2, 2006, respectively.

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

On November 6, 2006, we announced that our Board of Directors authorized us to repurchase up to 10.0 million additional shares of our common stock under a new stock repurchase program (the “New Program”). The New Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board and may be suspended or discontinued at any time. During the first quarter of 2007, we repurchased in the open market 2.5 million shares of our common stock at an aggregate cost of $60.0 million, including commissions, under the New Program. From April 2, 2007 through May 10, 2007, we repurchased approximately 2.1 million shares of our common stock in the open market under the New Program at an aggregate cost of $52.6 million, including commissions. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. Any repurchased shares will be available for use in connection with corporate programs. If we continue to repurchase shares, the repurchase program will be funded using our existing financial resources, including cash and cash equivalents and our existing senior unsecured revolving credit facility. At April 1, 2007, we had cash and cash equivalents of approximately $119.6 million and a credit facility with $172.1 million available for additional borrowing.

Cash Flows

Operating Activities. Net cash generated by continuing operations operating activities was $17.4 million for the three months ended April 1, 2007, compared to net cash used in continuing operations operating activities of $34.2 million for the three months ended April 2, 2006, a difference of $51.6 million. Principal contributors to the generation of cash from operating activities for the three months ended April 1, 2007 were net income from continuing operations of $14.8 million and depreciation and amortization of $19.1 million. These amounts were offset in part by a net increase in working capital of $6.6 million. Contributing to the net increase in working capital for the three months ended April 1, 2007, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts payable of $10.2 million and an increase in inventory of $8.9 million, offset in part by a decrease in accounts receivable of $12.5 million. Strong performance in accounts receivable collections in the

Life and Analytical Sciences segment was partially offset by increased accounts payable disbursements in both the Life and Analytical Sciences and Optoelectronics segments. The increase in inventory was primarily the result of expanding the amount of inventory held at service locations within the Life and Analytical Sciences segment. There was no incremental use of our accounts receivable securitization facility for the three months ended April 1, 2007, which totaled $45.0 million at both April 1, 2007 and December 31, 2006. Changes in accrued expenses, other assets and liabilities and other items totaled $9.9 million for the three months ended April 1, 2007, and primarily related to timing of payments for tax, restructuring and salary and benefits. Included in the $9.9 million above are the in-process research and development costs of $1.5 million, revaluation of acquired inventory of $1.4 million and the net gain from settlement of investments of $0.4 million.

Investing Activities. Net cash used in continuing operations investing activities was $51.9 million for the three months ended April 1, 2007, compared to $3.3 million of cash generated by continuing operations investing activities for the three months ended April 2, 2006. Included for the three months ended April 1, 2007 was net payments of $0.5 million for the sale of investments and business development related costs. In addition, we used $36.7 million of net cash for acquisitions and used $3.3 million in related transaction costs, earn-out payments and other costs in connection with these and previous transactions. Capital expenditures for the three months ended April 1, 2007 were $11.4 million, mainly in the areas of tooling and other capital equipment purchases, in addition to facility improvements within our Optoelectronics segment.

Financing Activities. Net cash used in continuing operations financing activities was $36.3 million for the three months ended April 1, 2007, compared to $147.5 million for the three months ended April 2, 2006, a decrease of $111.2 million, or 75%. For the three months ended April 1, 2007, we repurchased in the open market 2.5 million shares of our common stock at a total cost of $60.0 million, including commissions. These uses of cash were offset in part by proceeds from common stock option exercises of $6.2 million and the related tax benefit of $0.7 million. Debt borrowings from our senior unsecured revolving credit facility for the three months ended April 1, 2007 totaled $25.4 million, compared to reductions for the three months ended April 2, 2006 of $39.7 million. In addition, we paid $8.6 million in dividends for the three months ended April 1, 2007.

Borrowing Arrangements

Senior Unsecured Credit Facility. On October 31, 2005, we entered into a $350.0 million five-year senior unsecured revolving credit facility. Letters of credit in the aggregate amount of approximately $15.0 million, originally issued under our previous credit agreement, are treated as issued under this facility. We use the senior unsecured revolving credit facility for general corporate purposes which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of April 1, 2007 was 60 basis points; the weighted average Eurocurrency rate was 4.01%. There were approximately $177.9 million of borrowings under the facility as of April 1, 2007 with interest based on the above described Eurocurrency rate. These borrowings were undertaken by us and certain of our foreign subsidiaries and the funds were borrowed in US Dollars (USD) and the subsidiaries’ functional currencies of Euro (EUR), Canadian Dollars (CAD) and Japanese Yen (JPY). The effective rates of the borrowings as of April 1, 2007 were as follows: USD: 5.92%; EUR: 4.47%; CAD: 4.86% and JPY: 1.26%.

Our senior unsecured revolving credit facility contains covenants that require us to maintain specific financial ratios, including:

•	A minimum interest coverage ratio, and

•	A maximum total leverage ratio.

We were in compliance with all applicable covenants as of April 1, 2007.

O ff-Balance Sheet Arrangements

Receivables Securitization Facility.

During 2001, we established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third party financial institution. Under this arrangement, we sold, on a revolving basis, certain of our accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third party financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. Our consolidated subsidiary retains the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts has been provided for on our balance sheet. The amount of receivables sold and outstanding with the third party financial institution may not exceed $65.0 million. Under the terms of this arrangement, our consolidated subsidiary retains collection and administrative responsibilities for the balances. The amount of receivables sold to the consolidated subsidiary was $66.7 million as of April 1, 2007 and $67.8 million as of December 31, 2006. At each of April 1, 2007 and December 31, 2006, an undivided interest of $45.0 million in the receivables had been sold to the third party financial institution under this arrangement. The remaining interest in receivables of $21.7 million and $22.8 million that were sold to and held by the consolidated subsidiary were included in accounts receivable in the consolidated financial statements at April 1, 2007 and December 31, 2006, respectively.

The agreement requires the third party financial institution to be paid interest during the period from the date the receivable is sold to its maturity date. At April 1, 2007, the effective interest rate was LIBOR plus approximately 50 basis points. The servicing fees received constitute adequate compensation for services performed. No servicing asset or liability is therefore recorded. The agreement also includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At April 1, 2007, we had a senior unsecured credit rating of BBB- with a stable outlook from Standard & Poor’s Rating Services, and of Baa3 with a stable outlook from Moody’s Investors Service. In January 2007, our consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization facility to January 25, 2008.

Dividends

Our Board of Directors declared regular quarterly cash dividends of seven cents per share in the first quarter of 2007 and in each quarter of 2006.

Contractual Obligations

The following table summarizes our contractual obligations as of April 1, 2007:

	Operating Leases	Sr. Unsecured Revolving Credit Facility Expiring 2010	8.875% Sr. Subordinated Notes due 2013	Other Revolving Credit Facilities	Employee Benefit Plans	FIN No. 48 Liability*	Total
	(In thousands)
2007	$24,416	$—	$—	$1,823	$16,706	$8,841	$51,786
2008	23,738	—	—	—	22,650	—	46,388
2009	18,600	—	—	—	23,166	—	41,766
2010	14,234	177,898	—	—	23,661	—	215,793
2011	11,596	—	—	—	24,435	—	36,031
Thereafter	119,592	—	25	—	135,405	—	255,022

Total	$212,176	$177,898	$25	$1,823	$246,023	$8,841	$646,786

*	We have excluded $39,658 thousand from the above table related to our uncertain tax positions as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

Because the credit facility borrowings carry variable interest rates, the above table does not contemplate interest obligations.

Effects of Recently Adopted Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN No. 48 effective January 1, 2007. In accordance with FIN No. 48 we have decided to continue to classify interest and penalties as a component of income tax expense. During the three months ended April 1, 2007 we recognized approximately $0.6 million in interest and penalties in our tax provision.

As a result of the adoption of FIN No. 48, we adjusted the estimated value of our uncertain tax positions and reduced our accrued liabilities by $3.6 million, which was accounted for as an increase to retained earnings as of January 1, 2007. As of the adoption date, we had gross tax effected unrecognized tax benefits of $159.6 million, of which $126.6 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect goodwill, equity and discontinued operations. We had accrued interest, net of tax benefits, and penalties expense related to the unrecognized tax benefits of $7.3 million, which is not included in the $159.6 million.

As of January 1, 2007, there were $8.8 million of FIN No. 48 accrued tax liabilities and $48.7 million of other unrecognized tax benefits which should be resolved within the next year as a result of the completion of audits that, depending on ultimate resolution, could affect the continuing operations effective tax rate; however, quantification of an estimated range cannot be made at this time. We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2002. The U.S. federal income tax returns for 2003 through 2005 are currently under examination. In addition, tax years ranging from 1997 through 2006 remain open to examination by various state and foreign taxing jurisdictions.

Effects of Recently Issued Accounting Pronouncements

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF No. 06-10”). EITF No. 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the requirements of EITF No. 06-10 and have not yet determined the impact, if any, of its adoption on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure supplements the disclosure provided under the heading, “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” in our 2006 Form 10-K.

Foreign Exchange Risk. The potential change in foreign currency exchange rates poses a substantial risk to us, as approximately 62% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain balance sheet foreign currency transaction exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. For the three months ended April 1, 2007, we did not engage in any designated cash flow hedges. Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $207.5 million as of April 1, 2007 and $167.7 million as of April 2, 2006. The approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days for both 2007 and 2006. However, we are able to partially mitigate the impact that fluctuations in currencies have on our net income as a result of our manufacturing facilities located in countries outside the U.S., material sourcing and other spending which occur in countries outside the U.S. resulting in a natural hedge. We do not enter into foreign currency derivative contracts for trading or other speculative purposes, nor do we use leveraged financial instruments.

Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact business, generally sales and net income will be positively but not proportionately impacted.

Foreign Currency Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in our 2006 Form 10-K. These measures continue to approximate our risks.

Interest Rate Risk. As described above, our debt portfolio includes variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings.

Interest Rate Risk—Sensitivity. Our annual report on Form 10-K for the fiscal year ended December 31, 2006 presents sensitivity measures for our interest rate risk. We refer to our 2006 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended April 1, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of our quarter ended April 1, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, against one of our subsidiaries, alleging that our ViewLux™ and certain of our Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of our United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that our same products infringe one corresponding Amersham patent in the United Kingdom, which was granted in August 2004 (the “UK case”). Amersham seeks injunctive and monetary relief in both cases. We filed answers and counterclaims in both cases. On October 29, 2003, we filed a complaint, which was subsequently amended, against Amersham in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of our patents related to high-throughput screening (the “MA case”). We seek injunctive and monetary relief. Amersham subsequently filed an answer and counterclaims. After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to us. Amersham initiated an appeal of the ruling in the UK case but withdrew that appeal in January 2007. In May 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. Our motion asking the court to reconsider that decision was denied. Discovery has not yet been completed in either the NJ or MA case, nor has a trial date been set in either case. Mediations occurred in September 2006 and April 2007, but did not result in a resolution of these matters.

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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We have established accruals for potential losses that we believe are probable and reasonably estimable. In the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 1, 2007 should not have a material adverse effect on our consolidated financial statements.

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

We have in the past, and may in the future, supplement our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as Evotec Technologies GmbH and Euroscreen Products S.A. acquired in January 2007 and Improvision Ltd. acquired in March 2007. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

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

To finance our acquisitions, we may have to raise additional funds, either through public or private financings. We may be unable to obtain such funds or may be able to do so only on terms unacceptable to us. We may also incur expenses in evaluating possible acquisitions that we ultimately do not acquire, which expenses then may adversely impact our profitability.

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

Given the nature of the markets in which we participate, we cannot reliably predict future sales and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. Thus, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	adverse changes in the level of economic activity in regions in which we do business,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	adverse changes in industries, such as pharmaceutical and biomedical, on which we are particularly dependent,

•	changes in the portions of our sales represented by our various products and customers,

•	delays or problems in the introduction of new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	increased costs of raw materials or supplies, and

•	changes in the volume or timing of product orders.

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

Some of the products produced by our Life and Analytical Sciences segment are subject to regulation by the United States Food and Drug Administration (“FDA”) and similar international agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales, resales and distribution. If we fail to comply with those regulations or those of similar international agencies, we may have to recall products, cease their manufacture and distribution, and may be subject to fines or criminal prosecution. Other aspects of our operations are subject to regulation by different government agencies in the United States and other countries. If we fail to comply with those regulations, we could be subject to fines, penalties, criminal prosecution or other sanctions.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the quarter ended April 1, 2007. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates,

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions,

•	trade protection measures and import or export licensing requirements,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	differing business practices associated with foreign operations,

•	difficulty in staffing and managing widespread operations,

•	differing labor laws and changes in those laws,

•	differing protection of intellectual property and changes in that protection, and

•	differing regulatory requirements and changes in those requirements.

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

As of April 1, 2007, our total assets included $1.6 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible.

Adverse changes in our business or the failure to grow our Life and Analytical Sciences segment may result in impairment of our intangible assets which could adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – February 4, 2007	1,070,600	$23.67	1,070,600	8,929,400
February 5, 2007 – March 4, 2007	1,429,400	24.22	1,429,400	7,500,000
March 5, 2007 – April 1, 2007	0	0.00	0	7,500,000

Activity for quarter ended April 1, 2007	2,500,000	$23.98	2,500,000	7,500,000

(1)	On November 6, 2006, we announced that our Board of Directors authorized us to repurchase up to 10.0 million additional shares of our common stock under a new stock repurchase program (the “New Program”). The New Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board and may be suspended or discontinued at any time. During the first quarter of 2007, we repurchased in the open market 2,500,000 shares of our common stock at an aggregate cost of $60.0 million, including commissions, under this New Program. From April 2, 2007 through May 10, 2007, we repurchased approximately 2.1 million shares of our common stock in the open market under the New Program at an aggregate cost of $52.6 million, including commissions.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended April 1, 2007. The following matters were submitted to a vote of the stockholders at our 2007 annual meeting of stockholders held on April 24, 2007: (1) a proposal to elect the nine nominees for director named below for terms of one year each; (2) a proposal to ratify the selection of Deloitte & Touche LLP as our independent auditors for the current fiscal year; (3) a proposal to approve amendments to the Company’s Articles of Organization and By-laws to require a majority vote for uncontested elections of directors; and (4) a shareholder proposal to request that the Company’s Board of Directors establish a pay-for-superior-performance standard in the Company’s executive compensation plan for senior executives. The number of shares of common stock outstanding and eligible to vote as of the record date of February 26, 2007 was 121,588,965. Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining, and if applicable the number of broker non-votes, for the other matters submitted to a vote of the shareholders at the meeting.

Proposal #1—To elect the following nominees as our directors for terms of one year each:

	For	Withheld
Friel, R.F.	103,262,294	1,409,336
Lopardo, N.A.	102,497,203	2,174,427
Michas, A.P.	102,486,955	2,184,675
Mullen, J.C.	102,315,693	2,355,937
Sato, V.L.	102,712,926	1,958,704
Schmergel, G.	103,140,139	1,531,491
Sicchitano, K.J.	102,648,673	2,022,957
Summe, G.L.	102,678,808	1,992,822
Tod, G.R.	96,819,793	7,851,837

Proposal #2—To ratify the selection of Deloitte & Touche LLP as our independent auditors for the current fiscal year.

For	Against	Abstain
102,663,005	1,847,523	161,102

Proposal #3—A proposal to approve amendments to the Company’s Articles of Organization and By-laws to require a majority vote for uncontested elections of directors.

For	Against	Abstain
104,199,107	306,847	165,676

Proposal #4—A shareholder proposal to request that the Company’s Board of Directors establish a pay-for-superior-performance standard in the Company’s executive compensation plan for senior executives.

For	Against	Abstaining	Broker Non-Votes
37,282,610	49,892,736	1,089,799	16,406,485

Item 6.	Exhibits

3.1	Restated Articles of Organization for the Company, as amended as of April 26, 2007.

3.2	By-laws of the Company, as amended as of April 26, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ JEFFREY D. CAPELLO
Jeffrey D. Capello Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 11, 2007

PERKINELMER, INC.

By:	/s/ MICHAEL L. BATTLES
Michael L. Battles Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

May 11, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Name
3.1	Restated Articles of Organization for the Company, as amended as of April 26, 2007.

3.2	By-laws of the Company, as amended as of April 26, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.