Form 10-Q
period 2007-07-01
PERKINELMER INC
filed 2007-08-10
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of August 9, 2007, there were outstanding 118,427,107 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item	1. Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands, except per share data)
Sales	$437,290	$377,001	$840,190	$732,455
Cost of sales:
Cost of sales	262,642	225,412	505,475	439,179
Amortization of acquired inventory revaluation	670	—	2,047	—
Total cost of sales	263,312	225,412	507,522	439,179
Selling, general and administrative expenses	109,357	92,655	211,122	182,508
Research and development expenses	27,316	25,036	55,157	47,878
Restructuring and lease charges (reversals), net	4,547	(290)	8,985	(290)
Gains on settlement of insurance claim	(15,346)	—	(15,346)	—
Gains on dispositions, net	—	(1,505)	—	(1,505)
In-process research and development charges	—	—	1,502	—

Operating income from continuing operations	48,104	35,693	71,248	64,685
Interest and other expense, net	3,430	1,814	6,196	1,641

Income from continuing operations before income taxes	44,674	33,879	65,052	63,044
Provision for income taxes	11,371	7,559	16,930	14,704

Income from continuing operations	33,303	26,320	48,122	48,340
Loss from discontinued operations, net of income taxes	—	(582)	—	(1,025)
Gain (loss) on disposition of discontinued operations, net of income taxes	384	(1,253)	257	787

Net income	$33,687	$24,485	$48,379	$48,102

Basic earnings (loss) per share:
Continuing operations	$0.28	$0.21	$0.40	$0.38
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
Gain (loss) on disposition of discontinued operations, net of income taxes	—	(0.01)	—	0.01

Net income	$0.28	$0.19	$0.40	$0.38

Diluted earnings (loss) per share:
Continuing operations	$0.28	$0.21	$0.39	$0.38
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
Gain (loss) on disposition of discontinued operations, net of income taxes	—	(0.01)	—	0.01

Net income	$0.28	$0.19	$0.40	$0.37

Weighted average shares of common stock outstanding:
Basic	118,911	126,119	120,298	127,018
Diluted	120,689	127,401	121,976	128,558
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 1, 2007	December 31, 2006
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$150,040	$191,059
Accounts receivable, net	271,470	268,459
Inventories, net	204,059	183,260
Other current assets	86,139	101,511
Current assets of discontinued operations	485	477

Total current assets	712,193	744,766

Property, plant and equipment, net:
At cost	544,064	525,134
Accumulated depreciation	(353,326)	(342,938)

Property, plant and equipment, net	190,738	182,196
Marketable securities and investments	4,485	7,508
Intangible assets, net	414,737	404,021
Goodwill	1,158,836	1,117,724
Other assets	49,971	52,502
Long-term assets of discontinued operations	1,509	1,605

Total assets	$2,532,469	$2,510,322

Current liabilities:
Short-term debt	$898	$1,153
Accounts payable	151,930	152,836
Accrued restructuring and integration costs	4,687	2,731
Accrued expenses	292,241	318,987
Current liabilities of discontinued operations	—	826

Total current liabilities	449,756	476,533

Long-term debt	234,504	151,781
Long-term liabilities	351,903	304,278

Total liabilities	1,036,163	932,592

Commitments and contingencies
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 118,299,000 and 123,255,000 at July 1, 2007 and December 31, 2006, respectively	118,299	123,255
Capital in excess of par value	286,657	407,345
Retained earnings	1,075,358	1,040,190
Accumulated other comprehensive income	15,992	6,940

Total stockholders’ equity	1,496,306	1,577,730

Total liabilities and stockholders’ equity	$2,532,469	$2,510,322

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 1, 2007	July 2, 2006
	(In thousands)
Operating activities:
Net income	$48,379	$48,102
Add: loss from discontinued operations, net of income taxes	—	1,025
Add: gain on disposition of discontinued operations, net of income taxes	(257)	(787)

Net income from continuing operations	48,122	48,340
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	7,506	7,316
Restructuring and lease charges (reversals), net	8,985	(290)
Amortization of deferred debt issuance costs	148	143
Depreciation and amortization	38,161	33,406
In-process research and development charges	1,502	—
Amortization of acquired inventory revaluation	2,047	—
Gains on settlement of insurance claim	(15,346)	—
Gains on dispositions, net	(536)	(3,837)
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable	9,457	27,842
Inventories	(6,456)	(6,519)
Accounts payable	(5,945)	(21,260)
Taxes paid on divestitures	(235)	(59,151)
Accrued expenses and other	(669)	(9,571)

Net cash provided by continuing operations operating activities	86,741	16,419
Net cash provided by (used in) discontinued operations operating activities	246	(871)

Net cash provided by operating activities	86,987	15,548
Investing activities:
Capital expenditures	(27,517)	(21,448)
Proceeds from dispositions of property, plant and equipment, net	10,787	7,085
Proceeds from surrender of life insurance policies	1,327	2,327
Payments for business development activity	(1,094)	(796)
Proceeds from disposition of businesses and investments, net	580	20,325
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(42,925)	(38,312)

Net cash used in continuing operations investing activities	(58,842)	(30,819)
Net cash provided by discontinued operations investing activities	800	—

Net cash used in investing activities	(58,042)	(30,819)
Financing activities:
Payments on debt	(49,694)	(56,565)
Proceeds from borrowing	129,462	—
Payment of debt issuance costs	—	(741)
Decrease in other credit facilities	(824)	(603)
Tax benefit from exercise of common stock options	1,435	3,631
Proceeds from issuance of common stock under stock plans	12,781	17,145
Purchases of common stock	(147,105)	(116,393)
Dividends paid	(17,123)	(17,974)

Net cash used in financing activities	(71,068)	(171,500)

Effect of exchange rate changes on cash and cash equivalents	1,104	8,262

Net decrease in cash and cash equivalents	(41,019)	(178,509)
Cash and cash equivalents at beginning of period	191,059	502,264

Cash and cash equivalents at end of period	$150,040	$323,755

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with the accounting principles generally accepted in the United States (the “U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of these financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited financial statements in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the Company’s financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC (the “2006 Form 10-K”). The balance sheet amounts at December 31, 2006 in this report were derived from the Company’s audited 2006 financial statements included in the 2006 Form 10-K. The financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended July 1, 2007 and July 2, 2006, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

Recently Adopted Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No. 48 effective January 1, 2007. In accordance with FIN No. 48, the Company will continue to classify interest and penalties as a component of income tax expense. During the three and six months ended July 1, 2007, the Company recognized approximately $0.5 million and $1.1 million, respectively, in interest and penalties in its tax provision.

As a result of the adoption of FIN No. 48, the Company adjusted the estimated value of its uncertain tax positions and reduced its accrued liabilities by $3.6 million, which was accounted for as an increase to retained earnings as of January 1, 2007. As of the adoption date, the Company had gross tax effected unrecognized tax benefits of $48.5 million and valuation allowances of $111.1 million, for a total of $159.6 million in tax benefits. $36.0 million of unrecognized tax benefits, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect goodwill and discontinued operations. The Company had accrued interest, net of tax benefits, and penalties expense related to the unrecognized tax benefits of $7.3 million, which is not included in the unrecognized tax benefits of $48.5 million.

As of July 1, 2007 the Company had $14.4 million of FIN No. 48 accrued tax liabilities, including accrued interest, net of tax benefits, and penalties, and $50.5 million of other tax benefits which should be resolved within the next year as a result of the completion of audits that, depending on the ultimate resolution, could affect the continuing operations effective tax rate; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. The U.S. federal income tax returns for 2003 through 2005 are currently under examination. In addition, tax years ranging from 1997 through 2006 remain open to examination by various state and foreign taxing jurisdictions.

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

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF No. 06-10”). EITF No. 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The Company will be required to adopt EITF No. 06-10 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of EITF No. 06-10 and has not yet determined the impact, if any, of its adoption on its consolidated financial statements.

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

Acquisition of Spectral Genomics, Inc. In April 2006, the Company acquired specified assets and assumed specified liabilities of Spectral Genomics, Inc. (“Spectral”), a leader in molecular karyotyping technology used to evaluate chromosomal abnormalities. Consideration for the transaction was approximately $14.0 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company. The Company will make royalty payments based on future sales, to license additional intellectual property rights from a third party.

Acquisition of Clinical & Analytical Service Solutions Ltd. In June 2006, the Company acquired the stock of Clinical & Analytical Service Solutions Ltd. (“C&A”), a scientific equipment asset and managed maintenance company serving the pharmaceutical, biotechnology and healthcare markets. Consideration for the transaction was approximately $16.0 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company.

Acquisition of J.N. Macri Technologies LLC and NTD Laboratories, Inc. In July 2006, the Company acquired specified assets and assumed specified liabilities of J.N. Macri Technologies LLC (“Macri”) and acquired the stock of NTD Laboratories, Inc. (“NTD”). The Company acquired Macri’s global patents related to free beta Human Chorionic Gonadotropin (“free Beta hCG”). Free Beta hCG is a peptide hormone produced in the early stage of pregnancy that is widely recognized as an important biomarker for first-trimester prenatal risk assessment. NTD is a laboratory specializing in prenatal risk assessment and offers laboratory-developed and validated testing under the brand name UltraScreen®, of which free Beta hCG is an important component. Aggregate consideration for these transactions was approximately $56.65 million in cash.

Acquisition of Avalon Instruments Limited. In September 2006, the Company acquired the stock of Avalon Instruments Limited (“Avalon”). The acquisition of Avalon expands and complements the Company’s molecular spectroscopy product portfolio by adding a family of innovative bench-top dispersive Raman spectrometers. Raman spectroscopy identifies and characterizes the composition of both organic and inorganic materials in a wide range of applications. Consideration for this transaction was approximately $5.3 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company.

Acquisition of Dynamic Mechanical Analysis Product Line from Triton Technology Ltd. In December 2006, the Company acquired specified assets and assumed specified liabilities of the Dynamic Mechanical Analysis (“DMA”) product line from Triton Technology Ltd. The DMA products offer a thermal analysis tool that is used by scientists in the polymers, pharmaceuticals and food industries for diverse applications ranging from simple quality control to advanced research. Consideration for this transaction was approximately $2.3 million in cash at the closing, plus additional cash payments of approximately $1.7 million that were paid during the first six months of 2007.

Acquisition of Evotec Technologies GmbH. In January 2007, the Company acquired the stock of Evotec Technologies GmbH (“Evotec”). The acquisition is intended to allow the Company to provide its customers in the pharmaceutical, biotechnology and academic arenas with Evotec’s high content screening (“HCS”) instruments and software. These analysis tools determine the composition of cells and cell structure, a critical step in moving potential drug targets quickly through the discovery process. Consideration for this transaction was approximately $33.0 million in cash, which was paid in fiscal year 2006.

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

Acquisition of Improvision Ltd. In March 2007, the Company acquired the stock of Improvision Ltd. (“Improvision”), a leading provider of cellular imaging software and integrated hardware solutions used in life sciences research. The Company expects that the addition of Improvision’s imaging and analysis software to the Company’s high content screening systems will provide customers with powerful imaging solutions for analyzing cellular events from real-time imaging of live cells to rapid high content screening of multiple samples. Consideration for this transaction was approximately $23.6 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company.

Acquisition of remaining minority interest of PerkinElmer India Pvt. Ltd. In June 2007, the Company acquired the remaining minority interest in PerkinElmer India Pvt. Ltd. (“PKI India”), a direct sales, service and marketing operation targeting India’s life science and analytical instrumentation markets, from Labindia Instruments Pvt. Ltd. The acquisition establishes PKI India as a wholly owned subsidiary of the Company. Consideration for this transaction was approximately $1.3 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company. As of July 1, 2007, the Company had accrued approximately $0.6 million of additional contingent consideration, which the Company expects to pay in quarterly installments through March 2008.

The operations for each of these acquisitions are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date. The operations subsequent to the acquisitions, individually and in the aggregate, did not have a material effect on the Company’s financial position, results of operations or cash flows.

The acquisitions were accounted for in accordance with SFAS No. 141, “Business Combinations”, using the purchase method of accounting. Allocation of the purchase price for the acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The excess purchase price over those assigned values was recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives, described in more detail in Note 12, below.

In-process research and development (“IPR&D”) charges represent incomplete acquired research and development projects that have not reached technological feasibility and have no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. On the date of the acquisitions of Evotec and Euroscreen, there were multiple IPR&D efforts under way at each company for certain current and future product lines. In determining the value of the in-process projects, the Company considers, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The Company utilized the discounted cash flow method to value the IPR&D, using a discount rate equivalent to the relative risk of the asset, including the uncertainty of technological feasibility and successful launch. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. For both acquisitions, the Company estimated the fair value as of the acquisition date to be $1.5 million and believes that the estimated purchased research and development amounts so determined represent the fair value at the date of the acquisitions of Evotec and Euroscreen and the amount represents management’s best estimate of the amount a third party would pay in the aggregate for the projects.

As of July 1, 2007 the purchase price allocations for the Agilix, Spectral and C&A acquisitions have been finalized. As of July 1, 2007 the purchase prices and related allocations for the Macri, NTD, Avalon, Triton, Evotec, Euroscreen, Improvision and PKI India acquisitions have not been finalized. The Company is not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates, although the Company expects to complete any outstanding asset valuations no later than one year from the date of acquisition.

The components of the preliminary purchase prices and allocations for the acquisitions completed in 2007 are as follows:

	Evotec	Euroscreen	Improvision	PKI India
	(In thousands)
Consideration and acquisition costs:
Cash payments	$32,952	$18,141	$23,573	$1,259
Cash acquired	(2,790)	(1,277)	(901)	—
Deferred consideration	—	—	—	646
Transaction costs	662	208	375	50

Total consideration and acquisition costs	$30,824	$17,072	$23,047	$1,955

Allocation of purchase price
Current assets*	$14,510	$3,224	$4,267	$—
Property, plant and equipment	2,622	61	330	—
Identifiable intangible assets	10,300	11,968	8,845	—
Goodwill	17,038	7,135	15,093	1,744
Minority interest	—	—	—	211
Deferred taxes	(4,096)	(4,029)	(2,726)	—
Liabilities assumed	(9,550)	(1,287)	(2,762)	—

Total	$30,824	$17,072	$23,047	$1,955

*	Current assets includes $0.9 million, $1.3 million and $0.2 million of purchase price accounting adjustments to record the inventory from the Evotec, Euroscreen and Improvision acquisitions, respectively.

Note 3: Restructuring and Lease Charges (Reversals), Net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of its business units. Restructuring actions taken since 2002 were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). Details of these plans are discussed more fully in the 2006 Form 10-K.

The purpose of the 2007 restructuring plan was principally to shift resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. The pre-tax restructuring activity associated with these plans has been reported as restructuring expenses as a component of operating expenses from continuing operations. The impact of immediate and future cost savings from these restructuring activities on operating results and cash flows is expected to be negligible as the Company has incurred and will incur offsetting costs.

A description of the restructuring plans and the activity recorded for the six months ended July 1, 2007 is as follows:

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

The following table summarizes the components of the Q1 2007 Plan activity for the six months ended July 1, 2007:

	Headcount	Severance
		(Dollars in thousands)
Balance at December 31, 2006	—	$—
Provision	60	4,438
Amounts paid	(45)	(2,293)

Balance at July 1, 2007	15	$2,145

The Company anticipates that the remaining payments of $2.1 million will be completed by the end of the first quarter of fiscal 2008.

2001 to 2006 Restructuring and Integration Plans

The principal actions of these restructuring plans were workforce reductions related to the integration of the Company’s Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Life and Analytical Sciences and Optoelectronics segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. For the six months ended July 1, 2007, the Company paid $0.2 million related to these plans. As of July 1, 2007, the Company had approximately $2.5 million of remaining liabilities associated with 2001 to 2006 restructuring and integration plans, primarily relating to workforce severance benefits associated with the closure of the Company’s European manufacturing facility in the Life and Analytical Sciences segment and remaining lease obligations related to those closed facilities. The remaining terms of these leases vary in length and will be paid through 2014. The remaining severance payments will be completed by the end of fiscal 2008.

Lease Costs

To facilitate the sale of a business in 2001, the Company was required to guarantee the obligations that the buyer of the business assumed related to the lease for the building in which the business operates. The lease obligations continue through March 2011. While the Company assigned its interest in the lease to the buyer at the time of the sale of the business, in the event the buyer defaults under the lease, the Company is responsible for all remaining lease payments and certain other building related expenses. As an additional measure to facilitate the sale of the business, the Company obtained a letter of credit as partial security for a loan to the buyer, which may be drawn upon by the buyer’s lender in the event the buyer is delinquent in repayment of the loan. During the second quarter of 2007, the lessor of the building began the process to evict the buyer as a result of unpaid lease payments and building expenses and sought reimbursement from the Company. As a result of this action, the Company recorded a charge of $4.5 million related to payments for this lease obligation and the potential drawdown of the letter of credit. This charge was calculated based on the remaining lease and building obligations, reduced by estimated sublease rentals that could be reasonably obtained for the property, plus the balance remaining on the letter of credit.

Note 4: Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)
Interest income	$(1,093)	$(2,363)	$(2,304)	$(5,735)
Interest expense	3,509	2,232	5,764	4,537
Gains on dispositions of investments, net	(135)	(667)	(536)	(933)
Other expense, net	1,149	2,612	3,272	3,772

Total interest and other expense, net	$3,430	$1,814	$6,196	$1,641

Note 5: Inventories, net

Inventories consisted of the following:

	July 1, 2007	December 31, 2006
	(In thousands)
Raw materials	$73,711	$67,014
Work in progress	15,252	10,077
Finished goods	115,096	106,169

Total inventories, net	$204,059	$183,260

Note 6: Debt

Senior Unsecured Credit Facility. On October 31, 2005, the Company entered into a $350.0 million five-year senior unsecured revolving credit facility. Letters of credit in the aggregate amount of approximately $15.0 million were issued under this facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of July 1, 2007 was 60 basis points. The weighted average Eurocurrency interest rate as of July 1, 2007 was 4.79%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 5.39%. There were approximately $234.4 million of borrowings under the facility as of July 1, 2007 with interest based on the above described Eurocurrency rate. The borrowings were undertaken by the Company and certain of its foreign subsidiaries and the funds were borrowed in U.S. Dollars (USD) and the subsidiaries’ functional currency of Euro (EUR). The effective rates of the borrowings as of July 1, 2007 were as follows: USD: 5.92% and EUR: 4.72%. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants include interest coverage and debt-to-EBITDA ratios. The Company was in compliance with all applicable covenants as of July 1, 2007.

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

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)
Number of common shares—basic	118,911	126,119	120,298	127,018
Effect of dilutive securities:
Stock options	1,716	1,250	1,612	1,508
Restricted stock	62	32	66	32

Number of common shares—diluted	120,689	127,401	121,976	128,558

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	6,991	8,223	7,692	7,882

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of the Company’s common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8: Comprehensive Income

The components of other comprehensive income, net of income taxes, are the following:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)		(In thousands)
Net income	$33,687	$24,485	$48,379	$48,102
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	3,866	11,239	8,603	17,505
Pension and other postretirement benefit liability adjustments, net of income taxes	548	—	548	—
Unrealized gains (losses) on securities, net of income taxes	70	(214)	(99)	(64)

	4,484	11,025	9,052	17,441

Comprehensive income, net of income taxes	$38,171	$35,510	$57,431	$65,543

The components of accumulated other comprehensive income, net of income taxes, consist of the following:

	July 1, 2007	December 31, 2006
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$79,666	$71,063
Pension and other postretirement benefit liability adjustments, net of income taxes	(63,704)	(64,252)
Unrealized gains on securities, net of income taxes	30	129

Accumulated other comprehensive income, net of income taxes	$15,992	$6,940

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

The assets and expenses for discontinued operations and the Company’s corporate headquarters, such as legal, tax, accounting and finance, human resources, property and insurance management, information technology, treasury and other management and compliance costs, have been included as “Corporate” below. The Company has a process to allocate and recharge expenses to the reportable segments when such costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in the Company’s calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of the Company’s operating segments.

Sales and operating profit by segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)
Life & Analytical Sciences
Sales	$326,284	$278,462	$625,822	$540,391
Operating income from continuing operations	44,617	25,305	59,469	49,095
Optoelectronics
Sales	111,006	98,539	214,368	192,064
Operating income from continuing operations	12,993	17,365	29,262	30,112
Corporate
Operating loss from continuing operations	(9,506)	(6,977)	(17,483)	(14,522)
Continuing Operations
Sales	$437,290	$377,001	$840,190	$732,455
Operating income from continuing operations	48,104	35,693	71,248	64,685
Interest and other expense, net (Note 4)	3,430	1,814	6,196	1,641

Income from continuing operations before income taxes	$44,674	$33,879	$65,052	$63,044

Note 10: Discontinued Operations

As part of its continued efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of July 1, 2007 and December 31, 2006.

The Company recorded the following gains and losses, which have been reported as the gain (loss) on dispositions of discontinued operations:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)
Gain on the sale of Semiconductor business	$89	$277	$86	$3,750
Gain (loss) on the sale of Aerospace business	267	(618)	267	(1,277)
Gain (loss) on the sale of Fluid Testing business	35	—	35	(234)
Gain on contract settlements associated with Technical Services business	834	—	884	386
Net loss on dispositions of other discontinued operations	(441)	(508)	(516)	(682)

Net gain (loss) on dispositions of discontinued operations before income taxes	784	(849)	756	1,943
Provision for income taxes	400	404	499	1,156

Gain (loss) on dispositions of discontinued operations, net of income taxes	$384	$(1,253)	$257	$787

In September 2005, the Company’s Board of Directors (the “Board”) approved a plan to divest its Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In February 2006, the Company sold substantially all of the assets of its Semiconductor business for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. The Company recognized a pre-tax gain of $3.7 million, exclusive of additional contingent consideration, in the first six months of 2006. During the first six months of 2006, the Company finalized the net working capital adjustments associated with the sales of these businesses resulting in the recognition of losses of $1.3 million and $0.2 million relative to the Aerospace business and the Fluid Testing business, respectively. During the second quarter of 2007, the Company settled various commitments related to the divestiture of the Fluid Sciences segment and recognized a pre-tax gain of $0.4 million.

During the second quarter of 2007, the Company settled a claim under a long-term contract with its Technical Services business, which was sold in August of 1999, resulting in recognition of a pre-tax gain of $0.8 million. In addition, the Company settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax loss of $0.4 million.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)
Sales	$—	$—	$—	$8,705
Costs and expenses	—	945	—	9,707

Operating loss from discontinued operations	—	(945)	—	(1,002)
Other (income) expenses, net	—	(163)	—	396

Loss from discontinued operations before income taxes	—	(782)	—	(1,398)
Benefit from income taxes	—	(200)	—	(373)

Loss from discontinued operations, net of income taxes	$—	$(582)	$—	$(1,025)

Note 11: Stock Plans

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which was adopted January 2, 2006, using the modified prospective transition method. The Company has three stock-based compensation plans where the Company’s common stock has been made available for stock option grants, restricted stock awards, performance units and stock grants as part of the Company’s compensation programs (the “Plans”). The Plans are described in more detail in the 2006 Form 10-K.

For the three and six months ended July 1, 2007, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $5.1 million and $9.3 million, respectively. For the three and six months ended July 2, 2006, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $4.0 million and $6.7 million, respectively. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $1.8 million and $3.3 million for the three and six months ended July 1, 2007, respectively. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $1.3 million and $2.3 million for the three and six months ended July 2, 2006, respectively. Stock-based compensation costs capitalized as part of inventory were approximately $0.4 million and $0.5 million as of July 1, 2007 and July 2, 2006, respectively.

Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three and Six Months Ended
	July 1, 2007	July 2, 2006
Risk-free interest rate	4.9%	4.4%
Expected dividend yield	1.2%	1.2%
Expected lives	4 years	4 years
Expected stock volatility	36%	35%

The following table summarizes stock option activity for the six months ended July 1, 2007:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
	(Shares in thousands)
Outstanding at December 31, 2006	12,578	$23.25
Granted	1,599	23.51
Exercised	(782)	16.30
Canceled	(405)	34.60
Forfeited	(229)	22.58

Outstanding at July 1, 2007	12,761	$23.36	3.7	$54.6

Exercisable at July 1, 2007	9,706	$23.60	3.0	$45.5

Vested and expected to vest in the future	10,936	$23.36	3.7	$46.8

The weighted-average grant-date fair values of options granted for the three and six months ended July 1, 2007 were $7.79 and $7.47, respectively. The weighted-average grant-date fair values of options granted for the three and six months ended July 2, 2006 were $6.90 and $6.86, respectively. The total intrinsic value of options exercised for the three and six months ended July 1, 2007 was $3.7 million and $6.5 million, respectively. The total intrinsic value of options exercised for the three and six months ended July 2, 2006 was $1.6 million and $15.0 million, respectively. Cash received from option exercises for the six months ended July 1, 2007 and July 2, 2006 was $12.8 million and $17.1 million, respectively. The related tax benefit classified as a financing cash inflow was $1.4 million and $3.6 million for six months ended July 1, 2007 and July 2, 2006, respectively.

There was $14.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of July 1, 2007. This cost is expected to be recognized over a weighted-average period of 2.0 fiscal years and will be adjusted for any future changes in estimated forfeitures.

The following table summarizes total compensation recognized related to the stock options, which is a function of current and prior year awards and net of estimated forfeitures, included in the Company’s consolidated statement of operations for the three and six months ended July 1, 2007 and July 2, 2006:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)
Cost of sales	$304	$302	$550	$302
Research and development expenses	110	197	295	379
Selling, general and administrative and other expenses	1,720	1,619	3,485	3,138

Compensation expense related to stock options	2,134	2,118	4,330	3,819
Less: income tax benefit	(697)	(653)	(1,414)	(1,175)

Net compensation expense related to stock options	$1,437	$1,465	$2,916	$2,644

Restricted Stock Awards: The following table summarizes the restricted stock award activity for the six months ended July 1, 2007:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at December 31, 2006	417	$21.40
Granted	264	23.61
Vested	(2)	20.65
Forfeited	(52)	20.82

Nonvested at July 1, 2007	627	$22.38

The weighted-average grant-date fair values of restricted stock awards granted during the three and six months ended July 1, 2007 were $24.27 and $23.61, respectively. The weighted-average grant-date fair values of restricted stock awards granted during the three and six months ended July 2, 2006 were $20.65 and $22.78, respectively. The fair value of restricted stock awards vested during the six months ended July 1, 2007 was $0.03 million and for the six months ended July 2, 2006 was $0.07 million. The total compensation expense recognized related to the restricted stock awards, which is a function of current and prior year awards, was approximately $0.7 million and $1.4 million for the three and six months ended July 1, 2007, respectively. The total compensation expense recognized related to the restricted stock awards, which is a function of current and prior year awards, was approximately $0.8 million and $1.4 million for the three and six months ended July 2, 2006, respectively.

As of July 1, 2007, there was $10.0 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.8 fiscal years.

Performance Units: The Company granted 209,326 and 208,328 performance units during the six months ended July 1, 2007 and July 2, 2006, respectively. The weighted-average grant-date fair value of performance units granted during the six months ended July 1, 2007 and July 2, 2006 was $23.48 and $22.74, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was approximately $1.6 million and $2.9 million for the three and six months ended July 1, 2007, respectively. As of July 1, 2007, there were 615,321 performance units outstanding subject to forfeiture.

Stock Awards: The Company’s stock award program provides non-employee directors an annual award of the number of shares of PerkinElmer common stock which has an aggregate fair market value of $100,000 on the date of the award for awards granted in 2007. Annual awards granted in 2006 were for an aggregate fair market value of $60,000. The stock award is prorated for non-employee directors who serve for only a portion of the year. The shares are granted following the annual shareholders meeting, on the third business day after the Company’s first quarter earnings release. Directors may defer the receipt of shares into the Company’s deferred compensation plan. The compensation expense associated with these stock awards is recognized when the stock award is granted. During the six months ended July 1, 2007 and July 2, 2006, each non-employee director was awarded 4,114 and 2,770 shares, respectively. The weighted-average grant-date fair value of stock awards granted during the six months ended July 1, 2007 and July 2, 2006 was $24.31 and $21.67, respectively. The total compensation expense recognized related to these stock awards was approximately $0.7 million and $0.5 million for the six months ended July 1, 2007 and July 2, 2006, respectively.

Employee Stock Purchase Plan: During the six months ended July 1, 2007, the Company issued 0.04 million shares under the Employee Stock Purchase Plan at a weighted-average price of $24.73 per share. There remain available for sale to employees an aggregate of 1.7 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Stock Repurchase Program: On November 6, 2006, the Company announced that the Board authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by the Board and may be suspended or discontinued at any time. During the six months ended July 1, 2007, the Company repurchased in the open market approximately 6.0 million shares of common stock at an aggregate cost of $147.1 million, including commissions, under the Repurchase Program. From July 2, 2007 through August 9, 2007, the Company repurchased approximately 0.6 million shares of its common stock in the open market under the Repurchase Program at an aggregate cost of $16.3 million, including commissions.

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

The changes in the carrying amount of goodwill for the period ended July 1, 2007 from December 31, 2006 are as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Balance, December 31, 2006	$1,070,143	$47,581	$1,117,724
Foreign currency translation	6,709	315	7,024
Acquisitions and earn-outs	34,088	—	34,088

Balance, July 1, 2007	$1,110,940	$47,896	$1,158,836

Identifiable intangible asset balances at July 1, 2007 and December 31, 2006 by category were as follows:

	July 1, 2007	December 31, 2006
	(In thousands)
Patents	$111,317	$110,847
Less: Accumulated amortization	(56,288)	(51,532)

Net patents	55,029	59,315

Licenses	61,015	59,978
Less: Accumulated amortization	(28,186)	(25,767)

Net licenses	32,829	34,211

Core technology	271,225	244,484
Less: Accumulated amortization	(103,510)	(93,153)

Net core technology	167,715	151,331

Net amortizable intangible assets	255,573	244,857

Non-amortizing intangible assets:
Trade names and trademarks	159,164	159,164

Totals	$414,737	$404,021

Amortization expense related to identifiable intangible assets for the six months ended July 1, 2007 and July 2, 2006 was $21.1 million and $15.2 million, respectively.

Note 13: Warranty Reserves

The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the condensed consolidated balance sheets. A summary of warranty reserve activity for the three and six months ended July 1, 2007 and July 2, 2006 is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)
Balance beginning of period	$10,742	$9,410	$10,054	$9,207
Provision charged to income	3,879	3,606	7,508	6,956
Payments	(3,795)	(3,554)	(7,619)	(6,967)
Adjustments to previously provided warranties, net	(334)	266	(216)	460
Foreign currency and acquisitions	73	155	838	227

Balance end of period	$10,565	$9,883	$10,565	$9,883

Note 14: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and post-retirement plans for the three and six months ended July 1, 2007 and July 2, 2006:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)
Service cost	$1,280	$1,239	$23	$24
Interest cost	6,288	5,506	60	63
Expected return on plan assets	(6,141)	(5,533)	(242)	(214)
Amortization of prior service	16	35	(79)	(118)
Recognition of actuarial losses (gains)	1,491	1,483	(96)	(97)

Net periodic benefit cost (credit)	$2,934	$2,730	$(334)	$(342)

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)
Service cost	$2,620	$2,610	$46	$48
Interest cost	12,378	10,951	120	126
Expected return on plan assets	(12,151)	(11,034)	(484)	(428)
Amortization of prior service	31	69	(158)	(236)
Recognition of actuarial losses (gains)	2,874	2,952	(192)	(194)

Net periodic benefit cost (credit)	$5,752	$5,548	$(668)	$(684)

Note 15: Settlement of Insurance Claim

During the three months ended July 1, 2007 the Company settled an insurance claim resulting from a fire that occurred within its Life and Analytical Sciences facility in Boston, Massachusetts in March 2005. As a result of that settlement, the Company recorded gains of $15.3 million during the three months ended July 1, 2007. The Company received the final settlement payment of $21.5 million in June 2007, and had previously received during 2005 and 2006 a total of $35.0 million in advance payments towards costs incurred and for building, inventory and equipment damages. Of the $56.5 million in total settlement proceeds received by the Company, $25.6 million related to reimbursement of costs incurred; $23.7 million related to damages to the building, inventory and equipment; and $7.2 million related to business interruption costs which were recorded as reductions to cost of sales and selling, general and administrative expenses.

The building that was damaged by the March 2005 fire is currently not being used for operations and the associated depreciation has ceased. The Company has accrued $9.7 million as of July 1, 2007, representing its management’s estimate of the total cost for decommissioning the building, including environmental matters.

Note 16: Subsequent Events

The Company announced on July 26, 2007 that its Board had approved a leadership succession plan. On July 25, 2007, the Board elected Robert F. Friel to the position of President and Chief Operating Officer of the Company, effective August 1, 2007. Mr. Friel had previously served as Vice Chairman of the Company and President of its Life and Analytical Sciences Strategic Business Unit and he remains a director of the Company. It is expected that the Board will elect Mr. Friel Chief Executive Officer in February 2008. Mr. Summe will remain Chief Executive Officer until Mr. Friel is appointed to that position, at which time Mr. Summe will be appointed Executive Chairman. As Executive Chairman, Mr. Summe will continue to work with the Company as directed by the Board at a reduced schedule until the earlier of April 21, 2009 or the date of the Company’s annual meeting of shareholders (the “2009 Meeting Date”). The Board intends that Mr. Summe will also remain a director of the Company until the 2009 Meeting Date, at which time Mr. Summe will step down as Chairman and a member of the Board.

Note 17: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party, or PRP, for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $4.0 million as of July 1, 2007, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-

8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that the Company has breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. The Company subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, the Company believes, excludes certain of the Company’s products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007 and a hearing with oral argument on those motions took place in July 2007, but a decision on those motions has not been rendered and a trial date has not been set.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, seeking injunctive and monetary relief against a subsidiary of the Company and alleging that the Company’s ViewLux™ and certain of its Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of the Company’s United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the Company’s same products infringe one corresponding Amersham patent in the United Kingdom, which was granted in August 2004 (the “UK case”). On October 29, 2003, the Company filed a complaint, which was subsequently amended, seeking injunctive and monetary relief against Amersham in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of the Company’s patents related to high-throughput screening (the “MA case”). After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to the Company. Amersham initiated an appeal of the ruling in the UK case but withdrew that appeal in January 2007. In May 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. Discovery has not yet been completed in either the NJ or MA case, nor has a trial date been set in either case. Mediations occurred in September 2006 and April 2007, but did not result in a resolution of these matters.

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

The Company is under regular examination by tax authorities in the United States and other countries (such as France, Germany and the United Kingdom) in which the Company has significant business operations. The tax years under examination vary by jurisdiction. The Company regularly reviews its tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits as required by FIN No. 48. Adjustments are made to the Company’s unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is ultimately settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for potential losses that it believes are probable and reasonably estimable. In the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at July 1, 2007, should not have a material adverse effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following management’s discussion and analysis, contains forward-looking information that you should read in conjunction with the consolidated financial statements and notes to consolidated financial statements that we have included elsewhere in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “plans,” “anticipates,” “intends,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from the plans, intentions or expectations we disclose in the forward-looking statements we make. We have included important factors below under the heading “Risk Factors” in Item 1A. that we believe could cause actual results to differ materially from the forward-looking statements we make. We are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recent Developments

Leadership Succession Plan:

We announced on July 26, 2007 that our Board of Directors (the “Board”) had approved a leadership succession plan. On July 25, 2007, the Board elected Robert F. Friel to the position of President and Chief Operating Officer of the Company, effective August 1, 2007. Mr. Friel had previously served as Vice Chairman of the Company and President of our Life and Analytical Sciences Strategic Business Unit and he remains a director of the Company. It is expected that the Board will elect Mr. Friel Chief Executive Officer in February 2008. Mr. Summe will remain Chief Executive Officer until Mr. Friel is appointed to that position, at which time Mr. Summe will be appointed Executive Chairman. As Executive Chairman, Mr. Summe will continue to work with the Company as directed by the Board at a reduced schedule until the earlier of April 21, 2009 or the date of the Company’s annual meeting of shareholders (the “2009 Meeting Date”). The Board intends that Mr. Summe will also remain a director of the Company until the 2009 Meeting Date, at which time Mr. Summe will step down as Chairman and a member of the Board.

Acquisitions:

Agilix Corporation. In February 2006, we acquired specified assets of Agilix Corporation (“Agilix”) for approximately $8.7 million in cash. Assets acquired primarily relate to Agilix’s core technology which centers around labeling technology using isobaric mass tags that allow for the simultaneous quantification of molecules, such as proteins, from multiple samples.

Spectral Genomics, Inc. In April 2006, we acquired specified assets and assumed specified liabilities of Spectral Genomics, Inc. (“Spectral”), a leader in molecular karyotyping technology used to evaluate chromosomal abnormalities. Consideration for the transaction was approximately $14.0 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us. We will make royalty payments based on future sales, to license additional intellectual property rights from a third party.

Clinical & Analytical Service Solutions Ltd. In June 2006, we acquired the stock of Clinical & Analytical Service Solutions Ltd. (“C&A”), a scientific equipment asset and managed maintenance company serving the pharmaceutical, biotechnology and healthcare markets. Consideration for the transaction was approximately $16.0 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us.

J.N. Macri Technologies LLC and NTD Laboratories, Inc. In July 2006, we acquired specified assets and assumed specified liabilities of J.N. Macri Technologies LLC (“Macri”) and acquired the stock of NTD Laboratories, Inc. (“NTD”). We acquired Macri’s global patents related to free beta Human Chorionic Gonadotropin (“free Beta hCG”). Free Beta hCG is a peptide hormone produced in the early stage of pregnancy that is widely recognized as an important biomarker for first-trimester prenatal risk assessment. NTD is a laboratory specializing in prenatal risk assessment and offers laboratory-developed and validated testing under the brand name UltraScreen®, of which free Beta hCG is an important component. Aggregate consideration for these transactions was approximately $56.65 million in cash.

Avalon Instruments Limited. In September 2006, we acquired the stock of Avalon Instruments Limited (“Avalon”). The acquisition of Avalon expands and complements our molecular spectroscopy product portfolio by adding a family of innovative bench-top dispersive Raman spectrometers. Raman spectroscopy identifies and characterizes the composition of both organic and inorganic materials in a wide range of applications. Consideration for this transaction was approximately $5.3 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us.

Dynamic Mechanical Analysis Product Line from Triton Technology Ltd. In December 2006, we acquired specified assets and assumed specified liabilities of the Dynamic Mechanical Analysis (“DMA”) product line from Triton Technology Ltd. The DMA products offer a thermal analysis tool that is used by scientists in the polymers, pharmaceuticals and food industries for diverse applications ranging from simple quality control to advanced research. Consideration for this transaction was approximately $2.3 million in cash at the closing, plus additional cash payments of approximately $1.7 million that were paid during the first six months of 2007.

Evotec Technologies GmbH. In January 2007, we acquired the stock of Evotec Technologies GmbH (“Evotec”). The acquisition is intended to allow us to provide our customers in the pharmaceutical, biotechnology and academic arenas with Evotec’s high content screening (“HCS”) instruments and software. These analysis tools determine the composition of cells and cell structure, a critical step in moving potential drug targets quickly through the discovery process. Consideration for this transaction was approximately $33.0 million in cash, which was paid in fiscal year 2006.

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

Improvision Ltd. In March 2007, we acquired the stock of Improvision Ltd. (“Improvision”), a leading provider of cellular imaging software and integrated hardware solutions used in life sciences research. We expect that the addition of Improvision’s imaging and analysis software to our high content screening systems will provide customers with powerful imaging solutions for analyzing cellular events from real-time imaging of live cells to rapid high content screening of multiple samples. Consideration for this transaction was approximately $23.6 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us.

Remaining minority interest of PerkinElmer India Pvt. Ltd. In June 2007, we acquired the remaining minority interest in PerkinElmer India Pvt. Ltd. (“PKI India”), a direct sales, service and marketing operation targeting India’s life science and analytical instrumentation markets, from Labindia Instruments Pvt. Ltd. The acquisition establishes PKI India as our wholly owned subsidiary. Consideration for this transaction was approximately $1.3 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us. As of July 1, 2007, we had accrued approximately $0.6 million of additional contingent consideration, which we expect to pay in quarterly installments through March 2008.

The operations for each of these acquisitions are reported within the results of our Life and Analytical Sciences segment from the acquisition date. The operations subsequent to the acquisitions, individually and in the aggregate, did not have a material effect on our financial position, results of operations or cash flows.

Research and Development Expenses:

Research and development expenses were $56.7 million for the six months ended July 1, 2007 and $47.9 million for the six months ended July 2, 2006, an increase of $8.8 million, or 18%, including an in-process research and development (“IPR&D”) charge of $1.5 million related to the Evotec and Euroscreen acquisitions. We directed research and development efforts during 2007 and 2006 primarily toward genetic screening, biopharmaceutical, and environmental and chemical end markets within our Life and Analytical Sciences segment and medical digital imaging and flash technology within our Optoelectronics segment in order to help accelerate our growth initiatives.

Share Repurchase Program:

On November 6, 2006, we announced that the Board authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board and may be suspended or discontinued at any time. During the first six months of 2007, we repurchased in the open market approximately 6.0 million shares of our common stock at an aggregate cost of $147.1 million, including commissions, under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. From July 2, 2007 through August 9, 2007, we repurchased approximately 0.6 million shares of our common stock in the open market under the Repurchase Program at an aggregate cost of $16.3 million, including commissions.

Restructuring Activities:

During the first quarter of 2007, our management approved a plan to shift resources into product lines that are more consistent with our growth strategy. We completed notifying affected employees on March 30, 2007 and expect payments to be completed in the first quarter of fiscal 2008. As a result of this plan, we recognized a pre-tax restructuring charge of $4.4 million during the first quarter of 2007. The actions within this plan related to a workforce reduction resulting from reorganization activities within our Life and Analytical Sciences segment.

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

Consolidated Results of Continuing Operations

Sales

Sales for the three months ended July 1, 2007 were $437.3 million, versus $377.0 million for the three months ended July 2, 2006, an increase of $60.3 million, or 16%. The effect of acquisitions and changes in foreign exchange increased our sales for the three months ended July 1, 2007, as compared to the three months ended July 2, 2006, by $15.3 million and $10.7 million, respectively. This total increase in sales reflects a $47.8 million, or 17%, increase in our Life and Analytical Sciences segment sales, which includes a $15.3 million increase from acquisitions and an approximate $8.8 million increase in sales attributable to favorable changes in foreign exchange rates compared to the three months ended July 2, 2006. Our Optoelectronics segment sales grew $12.5 million, or 13%, including an approximate $1.9 million increase in sales attributable to favorable changes in foreign exchange rates compared to the three months ended July 2, 2006.

Sales for the six months ended July 1, 2007 were $840.2 million, versus $732.5 million for the six months ended July 2, 2006, an increase of $107.7 million, or 15%. The effect of acquisitions increased our sales for the six months ended July 1, 2007 by $27.1 million. Changes in foreign exchange rates increased sales by approximately $23.4 million in the six months ended July 1, 2007, as compared to the six months ended July 2, 2006. This increase in sales reflects a $85.4 million, or 16%, increase in our Life and Analytical Sciences segment sales, which includes $27.1 million increase from acquisitions and an approximate $18.8 million increase in sales attributable to favorable changes in foreign exchange rates compared to the six months ended July 2, 2006. Our Optoelectronics segment sales grew $22.3 million, or 12%, including an approximate $4.6 million increase in sales attributable to favorable changes in foreign exchange rates compared to the six months ended July 2, 2006.

Cost of Sales

Cost of sales for the three months ended July 1, 2007 was $263.3 million, versus $225.4 million for the three months ended July 2, 2006, an increase of $37.9 million, or 17%. As a percentage of sales, cost of sales increased to 60.2% in the three months ended July 1, 2007 from 59.8% in the three months ended July 2, 2006, resulting in a decrease in gross margin of 40 basis points to 39.8% in the three months ended July 1, 2007, from 40.2% in the three months ended July 2, 2006. Amortization of intangible assets increased due to the acquisitions completed in 2006 and 2007 and was $8.6 million for the three months ended July 1, 2007 as compared to $7.2 million for the three months ended July 2, 2006. The amortization of purchase accounting adjustments to record the inventory from the Evotec, Euroscreen and Improvision acquisitions was $0.7 million for the three months ended July 1, 2007. Stock option expense was $0.3 million for each of the three months ended July 1, 2007 and July 2, 2006. Apart from the amortization, inventory revaluation and stock option expenses, the decrease in gross margin was primarily attributable to our Life and Analytical Sciences segment’s laboratory services business entering into several large new contracts requiring an increase in start-up investment, and a one-time charge related to flash module contracts in our Optoelectronics segment, partially offset by productivity and capacity improvements within both segments.

Cost of sales for the six months ended July 1, 2007 was $507.5 million, versus $439.2 million for the six months ended July 2, 2006, an increase of $68.3 million, or 16%. As a percentage of sales, cost of sales increased to 60.4% in the six months ended July 1, 2007 from 60.0% in the six months ended July 2, 2006, resulting in a decrease in gross margin of 40 basis points to 39.6% in the six months ended July 1, 2007, from 40.0% in the six months ended July 2, 2006. Amortization of intangible assets increased due to the acquisitions completed in 2006 and 2007 and was $17.1 million for the six months ended July 1, 2007 as compared to $14.2 million for the six months ended July 2, 2006. The amortization of purchase accounting adjustments to record the inventory from the Evotec, Euroscreen and Improvision acquisitions was $2.0 million for the six months ended July 1, 2007. Stock option expense was $0.5 million and $0.3 million for the six months ended July 1, 2007 and July 2, 2006, respectively. Apart from amortization, inventory revaluation and stock option expenses, the decrease in gross margin was primarily attributable to pressures in our laboratory services business as a result of entering into several large new contracts requiring an increase in start-up investment, as well as an increase in transportation costs within our Life and Analytical Sciences segment, and a one-time charge related to flash module contracts in our Optoelectronics segment, partially offset by productivity and capacity improvements within both segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended July 1, 2007 were $109.4 million as compared to $92.7 million for the three months ended July 2, 2006, an increase of approximately $16.7 million. As a percentage of sales, selling, general and administrative expenses were 25.0% for the period ended July 1, 2007, compared to 24.6% in the three months ended July 2, 2006. The $16.7 million increase was primarily the result of increased headcount and employee related expenses to support our sales initiatives, increased sales and marketing expenses to support recent acquisitions, business development expenses, amortization expense related to the acquisitions completed in 2006 and 2007 and stock option expense. Amortization of intangible assets was $1.7 million for the three months ended July 1, 2007 as compared to $0.3 million for the three months ended July 2, 2006. Stock option expense was $1.7 million and $1.6 million for the three months ended July 1, 2007 and July 2, 2006, respectively.

Selling, general and administrative expenses for the six months ended July 1, 2007 were $211.1 million as compared to $182.5 million for the six months ended July 2, 2006, an increase of approximately $28.6 million. As a percentage of sales, selling, general and administrative expenses were 25.1% for the period ended July 1, 2007, compared to 24.9% in the six months ended July 2, 2006. The $28.6 million increase was primarily the result of increased headcount and employee related expenses to support our sales initiatives, business development activity, amortization expense related to the acquisitions completed in 2006 and 2007 and stock option expense. Amortization of intangible assets was $3.3 million for the six months ended July 1, 2007 as compared to $0.5 million for the six months ended July 2, 2006. Stock option expense was $3.5 million and $3.1 million for the six months ended July 1, 2007 and July 2, 2006, respectively.

Research and Development Expenses

Research and development expenses for the three months ended July 1, 2007 were $27.3 million versus $25.0 million for the three months ended July 2, 2006, an increase of $2.3 million, or 9%. As a percentage of sales, research and development expenses decreased to 6.2% in the three months ended July 1, 2007, from 6.6% in the three months ended July 2, 2006. We directed research and development efforts similarly during 2007 and 2006, primarily toward genetic screening, biopharmaceutical, and environmental and chemical end markets within our Life and Analytical Sciences segment and medical digital imaging and flash technology within our Optoelectronics segment in order to help accelerate our growth initiatives. Amortization of intangible assets was $0.4 million for the three months ended July 1, 2007 as compared to $0.3 million for the three months ended July 2, 2006. Research and development expenses also included stock option expense of $0.1 million and $0.2 million for the three months ended July 1, 2007 and July 2, 2006, respectively.

Research and development expenses for the six months ended July 1, 2007 were $55.2 million versus $47.9 million for the six months ended July 2, 2006, an increase of $7.3 million, or 15%. As a percentage of sales, research and development expenses increased to 6.6% in the six months ended July 1, 2007, from 6.5% in the six months ended July 2, 2006. Research and development expenses also included stock option expense of $0.3 million and $0.4 million for the six months ended July 1, 2007 and July 2, 2006, respectively.

In-process Research and Development Charge

IPR&D charge for the six months ended July 1, 2007 was $1.5 million, which related to the acquisitions of Evotec and Euroscreen. In determining the value of the in-process projects, we considered, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. We utilized the discounted cash flow method to value the IPR&D, using a discount rate equivalent to the relative risk of the asset, including the uncertainty of technological feasibility and successful launch. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We believe that the estimated purchased research and development amounts so determined represent the fair value at the acquisition date and the amount represents management’s best estimate of the amount a third party would pay for the projects.

Gains on Settlement of Insurance Claim

During the three months ended July 1, 2007, we settled an insurance claim resulting from a fire that occurred within our Life and Analytical Sciences facility in Boston, Massachusetts in March 2005. As a result of that settlement, we recorded gains of $15.3 million during the three months ended July 1, 2007. We received the final settlement payment of $21.5 million in June 2007, and had previously received during 2005 and 2006 a total of $35.0 million in advance payments towards costs incurred and for building, inventory and equipment damages. Of the $56.5 million in total settlement proceeds received, $25.6 million related to reimbursement of costs incurred; $23.7 million related to damages to the building, inventory and equipment; and $7.2 million related to business interruption costs which were recorded as reductions to cost of sales and selling, general and administrative expenses.

The building that was damaged by the March 2005 fire is currently not being used for operations and the associated depreciation has ceased. We have accrued $9.7 million as of July 1, 2007, representing our management’s estimate of the total cost for decommissioning the building, including environmental matters.

Restructuring and Leasing Charges (Reversals), Net

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

The purpose of the 2007 restructuring plan was principally to shift resources into geographic regions and product lines that are more consistent with our growth strategy. The pre-tax restructuring activity associated with these plans has been reported as restructuring expenses as a component of operating expenses from continuing operations. The impact of immediate and future cost savings from these restructuring activities on operating results and cash flows is expected to be negligible as we have incurred and will incur offsetting costs.

A description of the restructuring plans and the activity recorded for the six months ended July 1, 2007 is as follows:

Q1 2007 Plan

During the first quarter of 2007, we recognized a pre-tax restructuring charge of $4.4 million during the first quarter of 2007, which we refer to as the Q1 2007 Plan. The actions within the Q1 2007 Plan related to a workforce reduction resulting from reorganization activities within the Life and Analytical Sciences segment.

The following table summarizes the components of the Q1 2007 Plan activity for the six months ended July 1, 2007:

	Headcount	Severance
		(Dollars in thousands)
Balance at December 31, 2006	—	$—
Provision	60	4,438
Amounts paid	(45)	(2,293)

Balance at July 1, 2007	15	$2,145

We anticipate that the remaining payments of $2.1 million will be completed by the end of the first quarter of fiscal 2008.

2001 to 2006 Restructuring and Integration Plans

The principal actions of these restructuring plans were workforce reductions related to the integration of our Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Life and Analytical Sciences and Optoelectronics segments to shift resources into geographic regions and product lines that are more consistent with our growth strategy. For the six months ended July 1, 2007, we paid $0.2 million related to these plans. As of July 1, 2007, we had approximately $2.5 million of remaining liabilities associated with 2001 to 2006 restructuring and integration plans, primarily relating to workforce severance benefits associated with the closure of our European manufacturing facility in the Life and Analytical Sciences segment and remaining lease obligations related to those closed facilities. The remaining terms of these leases vary in length and will be paid through 2014. The remaining severance payments will be completed by the end of fiscal 2008.

Lease Costs

To facilitate the sale of a business in 2001, we were required to guarantee the obligations that the buyer of the business assumed related to the lease for the building in which the business operates. The lease obligations continue through March 2011. While we assigned our interest in the lease to the buyer at the time of the sale of the business, in the event the buyer defaults under the lease, we are responsible for all remaining lease payments and certain other building related expenses. As an additional measure to facilitate the sale of the business, we obtained a letter of credit as partial security for a loan to the buyer, which may be drawn upon by the buyer’s lender in the event the buyer is delinquent in repayment of the loan. During the second quarter of 2007, the lessor of the building began the process to evict the buyer as a result of unpaid lease payments and building expenses and sought reimbursement from us. As a result of this action, we recorded a charge of $4.5 million related to payments for this lease obligation and the potential drawdown of the letter of credit. This charge was calculated based on the remaining lease and building obligations, reduced by estimated sublease rentals that could be reasonably obtained for the property, plus the balance remaining on the letter of credit.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)
Interest income	$(1,093)	$(2,363)	$(2,304)	$(5,735)
Interest expense	3,509	2,232	5,764	4,537
Gains on dispositions of investments, net	(135)	(667)	(536)	(933)
Other expense, net	1,149	2,612	3,272	3,772

Total interest and other expense, net	$3,430	$1,814	$6,196	$1,641

For the three months ended July 1, 2007, interest and other expense, net was $3.4 million of expense versus $1.8 million of expense for the comparable period in 2006, an increase in expense of approximately $1.6 million. The increase in interest and other expense, net, for the three months ended July 1, 2007 as compared to the three months ended July 2, 2006 was primarily due to lower outstanding cash balances and higher outstanding debt balances. Interest income decreased $1.3 million due to lower overall cash balances and interest expense increased $1.3 million due to higher outstanding debt balances, as well as increased borrowing rates. We also recognized a net gain on dispositions of investments of $0.1 million associated with the dissolution of certain investments. Other expenses for the three months ended July 1, 2007 as compared to the three months ended July 2, 2006 decreased by $1.5 million, and consisted primarily of expense related to foreign currency translation and business development related costs.

For the six months ended July 1, 2007, interest and other expense, net was $6.2 million versus $1.6 million for the comparable period in 2006, an increase of $4.6 million. The increase in interest and other expense, net, for the six months ended July 1, 2007 as compared to the six months ended July 2, 2006 was primarily due to the lower outstanding cash balances. Interest income decreased $3.4 million due to lower overall cash balances. We also recognized a net gain on dispositions of investments of $0.5 million associated with the dissolution of certain investments. Other expenses for the six months ended July 1, 2007 and July 2, 2006 consisted primarily of expense related to foreign currency translation and business development related costs. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

Provision/Benefit for Income Taxes

The provision for income taxes from continuing operations was $11.4 million for the three months ended July 1, 2007, as compared to a provision of $7.6 million for the three months ended July 2, 2006. The provision for income taxes from continuing operations was $16.9 million for the six months end July 1, 2007, as compared to a provision of $14.7 million for the six months ended July 2, 2006. The effective tax rate from continuing operations was 25.5% and 26.0% for the three and six months ended July 1, 2007, respectively, as compared to 22.3% and 23.3% for the three and six months ended July 2, 2006, respectively. The higher effective tax rate in 2007 was primarily due to (i) the non-deductible IPR&D charge of $1.5 million recorded in the six months ended July 1, 2007; (ii) the discrete accrual of interest expense as a result of the adoption of FASB Interpretation (“FIN”) No. 48 in the six months ended July 1, 2007; and (iii) the accrual of U.S. taxes on the $15.3 million gains on the settlement of an insurance claim for the three and six months ended July 1, 2007.

Discontinued Operations

As part of our continued efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of July 1, 2007 and December 31, 2006.

We recorded the following gains and losses, which have been reported as the gain (loss) on dispositions of discontinued operations:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)
Gain on the sale of Semiconductor business	$89	$277	$86	$3,750
Gain (loss) on the sale of Aerospace business	267	(618)	267	(1,277)
Gain (loss) on the sale of Fluid Testing business	35	—	35	(234)
Gain on contract settlements associated with Technical Services business	834	—	884	386
Net loss on dispositions of other discontinued operations	(441)	(508)	(516)	(682)

Net gain (loss) on dispositions of discontinued operations before income taxes	784	(849)	756	1,943
Provision for income taxes	400	404	499	1,156

Gain (loss) on dispositions of discontinued operations, net of income taxes	$384	$(1,253)	$257	$787

In September 2005, our Board approved a plan to divest our Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In February 2006, we sold substantially all of the assets of our Semiconductor business for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. We recognized a pre-tax gain of $3.7 million, exclusive of additional contingent consideration, in the first six months of 2006. During the first six months of 2006, we finalized the net working capital adjustments associated with the sales of these businesses resulting in the recognition of losses of $1.3 million and $0.2 million relative to the Aerospace business and the Fluid Testing business, respectively. During the second quarter of 2007, we settled various commitments related to the divestiture of the Fluid Sciences segment and recognized a pre-tax gain of $0.4 million.

During the second quarter of 2007, we settled a claim under a long-term contract with our Technical Services business, which was sold in August of 1999, resulting in recognition of a pre-tax gain of $0.8 million. In addition, we settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax loss of $0.4 million.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)
Sales	$—	$—	$—	$8,705
Costs and expenses	—	945	—	9,707

Operating loss from discontinued operations	—	(945)	—	(1,002)
Other (income) expenses, net	—	(163)	—	396

Loss from discontinued operations before income taxes	—	(782)	—	(1,398)
Benefit from income taxes	—	(200)	—	(373)

Loss from discontinued operations, net of income taxes	$—	$(582)	$—	$(1,025)

Contingencies

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party, or PRP, for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $4.0 million as of July 1, 2007, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect any recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007 and a hearing with oral argument on those motions took place in July 2007, but a decision on those motions has not been rendered and a trial date has not been set.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, seeking injunctive and monetary relief against one of our subsidiaries and alleging that our ViewLux™ and certain of our Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of our United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that our same products infringe one corresponding Amersham patent in the United Kingdom, which was granted in August 2004 (the “UK case”). On October 29, 2003, we filed a complaint, which was subsequently amended, seeking injunctive and monetary relief against Amersham in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of our patents related to high-throughput screening (the “MA case”). After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to us. Amersham initiated an appeal of the ruling in the UK case but withdrew that appeal in January 2007. In May 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. Discovery has not yet been completed in either the NJ or MA case, nor has a trial date been set in either case. Mediations occurred in September 2006 and April 2007, but did not result in a resolution of these matters.

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

We are under regular examination by tax authorities in the United States and other countries (such as France, Germany and the United Kingdom) in which we have significant business operations. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits as required by FIN No. 48. Adjustments are made to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in our judgment regarding that tax position; (ii) a tax position is ultimately settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We have established accruals for potential losses that we believe are probable and reasonably estimable. In the opinion of our management, based on our review of the information available at this time, the total cost of resolving these other contingencies at July 1, 2007, should not have a material adverse effect on our consolidated financial statements.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

Sales for the three months ended July 1, 2007 were $326.3 million, versus $278.5 million for the three months ended July 2, 2006, an increase of $47.8 million, or 17%. The effect of acquisitions increased our sales for the three months ended July 1, 2007 by $15.3 million, as compared to the three months ended July 2, 2006.

Changes in foreign exchange rates increased sales by approximately $8.8 million in the three months ended July 1, 2007, as compared to the three months ended July 2, 2006. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the three months ended July 1, 2007, as compared to the three months ended July 2, 2006, and includes the effect of foreign exchange rate fluctuations and acquisitions. Our sales to environmental and chemical analysis customers increased by $14.5 million, laboratory service sales increased by $12.0 million, and sales to genetic screening customers increased by $11.4 million. Sales by type of product included increases in instruments of $22.4 million, consumables and reagents of $13.4 million and sales of service of $12.0 million.

Sales for the six months ended July 1, 2007 were $625.8 million, versus $540.4 million for the six months ended July 2, 2006, an increase of $85.4 million, or 16%. The effect of acquisitions increased our sales for the six months ended July 1, 2007 by $27.1 million, as compared to the six months ended July 2, 2006. Changes in foreign exchange rates increased sales by approximately $18.8 million in the six months ended July 1, 2007, as compared to the six months ended July 2, 2006. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the six months ended July 1, 2007, as compared to the six months ended July 2, 2006, and includes the effect of foreign exchange rate fluctuations and acquisitions. Our laboratory service sales increased by $26.9 million, sales to genetic screening customers increased by $21.8 million, and sales to environmental and chemical analysis customers increased by $21.2 million. Sales by type of product included increases in instruments of $35.8 million, sales of service of $26.9 million and consumables and reagents of $22.7 million.

Operating profit for the three months ended July 1, 2007 was $44.6 million, as compared to $25.3 million for the three months ended July 2, 2006, an increase of $19.3 million, or 76%. Operating profit in the three months ended July 1, 2007 as compared to the three months ended July 2, 2006 increased as a result of gains on the settlement of an insurance claim, partially offset by an increase in amortization expense, purchase accounting adjustments and a decrease in gross margin. The gains on the settlement of the insurance claim for the chemical fire in our Boston, Massachusetts facility was $15.3 million for the three months ended July 1, 2007. Amortization of intangible assets increased due to the acquisitions completed in 2006 and 2007 and was $10.0 million for the three months ended July 1, 2007 as compared to $7.1 million for the three months ended July 2, 2006. Amortization of purchase accounting adjustments to record the inventory from the Evotec, Euroscreen and Improvision acquisitions was $0.7 million for the three months ended July 1, 2007. The decrease in gross margin was primarily in our laboratory services business as a result of its entering into several large new contracts requiring an increase in start-up investment, which was partially offset by productivity improvements. Stock option expense was $0.7 million for each of the three months ended July 1, 2007 and July 2, 2006.

Operating profit for the six months ended July 1, 2007 was $59.5 million, as compared to $49.1 million for the six months ended July 2, 2006, an increase of $10.4 million, or 21%. Operating profit in the six months ended July 1, 2007 as compared to the six months ended July 2, 2006 increased as a result of gains on the settlement of an insurance claim, partially offset by an increase in amortization expense, purchase accounting adjustments, restructuring and lease charges and a decrease in gross margin. The gains on the settlement of the insurance claim for the chemical fire in our Boston, Massachusetts facility was $15.3 million for the six months ended July 1, 2007. Amortization of intangible assets increased due to the acquisitions completed in 2006 and 2007 and was $19.8 million for the six months ended July 1, 2007 as compared to $13.9 million for the six months ended July 2, 2006. Amortization of purchase accounting adjustments to record the inventory and IPR&D from the Evotec, Euroscreen and Improvision acquisitions was $2.0 million and $1.5 million, respectively, for the six months ended July 1, 2007. Restructuring and lease charges were $4.4 million for the first six months ended July 1, 2007 as a result of our Q1 2007 Plan. The decrease in gross margin was primarily in our laboratory services business as a result of its entering into several large new contracts requiring an increase in start-up investment, as well as an increase in transportation costs, which was partially offset by productivity improvements. Stock option expense was $1.5 million and $1.4 million for the six months ended July 1, 2007 and July 2, 2006, respectively.

Optoelectronics

Sales for the three months ended July 1, 2007 were $111.0 million, versus $98.5 million for the three months ended July 2, 2006, an increase of $12.5 million, or 13%. Changes in foreign exchange rates increased sales by approximately $1.9 million in the three months ended July 1, 2007, as compared to sales in the three months ended July 2, 2006. The analysis in the remainder of this paragraph compares selected sales by product type for the three months ended July 1, 2007, as compared to the three months ended July 2, 2006, and includes the effect of foreign exchange fluctuations. The increase in sales was primarily due to a $8.5 million increase in digital imaging products due to the performance of our amorphous silicon business and an increase in specialty lighting products of $3.7 million due to the performance of photoflash products and products offered by Elcos AG, or Elcos, a leading European designer and manufacturer of custom light emitting diode, or LED, solutions for biomedical and industrial applications that we acquired in 2005.

Sales for the six months ended July 1, 2007 were $214.4 million, versus $192.1 million for the six months ended July 2, 2006, an increase of $22.3 million, or 12%. Changes in foreign exchange rates increased sales by approximately $4.6 million in the six months ended July 1, 2007, as compared to sales in the six months ended July 2, 2006. The analysis in the remainder of this paragraph compares selected sales by product type for the six months ended July 1, 2007, as compared to the six months ended July 2, 2006, and includes the effect of foreign exchange fluctuations. The increase in sales was primarily due to a $15.6 million increase in digital imaging products due to the performance of our amorphous silicon business and an increase in specialty lighting products of $5.6 million due to the performance of products offered by Elcos.

Operating profit for the three months ended July 1, 2007 was $13.0 million, versus $17.4 million for the three months ended July 2, 2006, a decrease of $4.4 million, or 25%. The decrease in operating profit in the three months ended July 1, 2007, as compared to the three months ended July 2, 2006, was primarily the result of restructuring and lease charges and a decrease in gross margin. Restructuring and lease charges were $4.5 million for the three months ended July 1, 2007 as a result of lease costs associated with the sale of a business from 2001. The decrease in gross margin was primarily attributable to a one-time charge related to flash module contracts, partially offset by capacity and productivity improvements made within the amorphous silicon business. Amortization of intangible assets was $0.7 million and $0.6 million for the three months ended July 1, 2007 and July 2, 2006, respectively. Stock option expense was $0.3 million and $0.4 million for the three months ended July 1, 2007 and July 2, 2006, respectively.

Operating profit for the six months ended July 1, 2007 was $29.3 million, versus $30.1 million for the six months ended July 2, 2006, a decrease of $0.9 million, or 3%. The decrease in operating profit in the six months ended July 1, 2007, as compared to the six months ended July 2, 2006, was primarily the result of restructuring and lease charges and a decrease in gross margin. Restructuring and lease charges were $4.5 million for the six months ended July 1, 2007 as a result of lease costs associated with the sale of a business from 2001. The decrease in gross margin was primarily attributable to a one-time charge related to flash module contracts, partially offset by capacity and productivity improvements made within the amorphous silicon business. Amortization of intangible assets was $1.3 million for each of the six months ended July 1, 2007 and July 2, 2006. Stock option expense was $0.8 million and $0.7 million for the six months ended July 1, 2007 and July 2, 2006, respectively.

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

On November 6, 2006, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board and may be suspended or discontinued at any time. During the first quarter of 2007, we repurchased in the open market 2.5 million shares of our common stock at an aggregate cost of $60.0 million, including commissions, under the Repurchase Program. During the second quarter of 2007, we repurchased in the open market approximately 3.5 million shares of our common stock at an aggregate cost of $87.1 million, including commissions, under the Repurchase Program. From July 2, 2007 through August 9, 2007, we repurchased approximately 0.6 million shares of our common stock in the open market under the Repurchase Program at an aggregate cost of $16.3 million, including commissions. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. Any repurchased shares will be available for use in connection with corporate programs. If we continue to repurchase shares, the repurchase program will be funded using our existing financial resources, including cash and cash equivalents and our existing senior unsecured revolving credit facility.

At July 1, 2007, we had cash and cash equivalents of approximately $150.0 million and a credit facility with $100.6 million available for additional borrowing.

In connection with the settlement of an insurance claim resulting from a fire that occurred within our Life and Analytical Sciences facility in Boston, Massachusetts in March 2005, we have accrued $9.7 million as of July 1, 2007, representing our management’s estimate of the total cost for decommissioning the building, including environmental matters that will be paid during 2007 and 2008.

Cash Flows

Operating Activities. Net cash generated by continuing operations operating activities was $86.7 million for the six months ended July 1, 2007, compared to net cash generated by continuing operations operating activities of $16.4 million for the six months ended July 2, 2006, an increase of $70.3 million driven primarily by the $0.2 million of divestiture tax payments that occurred in the six months ended July 1, 2007 as compared to the $59.2 million of payments in the six months ended July 2, 2006. Principal contributors to the generation of cash from operating activities for the six months ended July 1, 2007 were net income from continuing operations of $48.1 million, depreciation and amortization of $38.2 million and restructuring and lease charges of $9.0 million, offset by $15.3 million of gains from the settlement of an insurance claim. These amounts were offset in part by a net increase in working capital of $2.9 million. Contributing to the net increase in working capital for the six months ended July 1, 2007, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts payable of $5.9 million and an increase in inventory of $6.5 million, offset in part by a decrease in accounts receivable of $9.5 million. Strong performance in accounts receivable collections in the Life and Analytical Sciences segment was partially offset by increased accounts payable disbursements in both the Life and Analytical Sciences and Optoelectronics segments. Inventory increased to support revenue growth within both the Life and Analytical Sciences and Optoelectronics segments. There was no incremental use of our accounts receivable securitization facility for the six months ended July 1, 2007, which totaled $45.0 million at both July 1, 2007 and December 31, 2006. Changes in accrued expenses, other assets and liabilities and other items totaled $9.8 million for the six months ended July 1, 2007, and primarily related to timing of payments for tax, restructuring and salary and benefits. Included in this $9.8 million above are the revaluation of acquired inventory of $2.0 million, the IPR&D costs of $1.5 million and the net gain from settlement of investments of $0.5 million.

Investing Activities. Net cash used in continuing operations investing activities was $58.8 million for the six months ended July 1, 2007, compared to $30.8 million of cash used in continuing operations investing activities for the six months ended July 2, 2006. Included for the six months ended July 1, 2007 were payments of $1.1 million related to business development costs. In addition, we used $38.0 million of net cash for acquisitions and used $4.9 million in related transaction costs, earn-out payments and other costs in connection with these and previous transactions. Capital expenditures for the six months ended July 1, 2007 were $27.5 million, mainly in the areas of tooling and other capital equipment purchases, in addition to facility improvements within our Optoelectronics segment. These cash outflows were partially offset by $10.8 million received from the settlement of an insurance claim, $1.3 million from the surrender of life insurance policies and $0.6 million from the sale of investments.

Financing Activities. Net cash used in continuing operations financing activities was $71.1 million for the six months ended July 1, 2007, compared to $171.5 million for the six months ended July 2, 2006, a decrease of $100.4 million, or 59%. For the six months ended July 1, 2007, we repurchased in the open market approximately 6.0 million shares of our common stock at a total cost of $147.1 million, including commissions. These uses of cash were offset in part by proceeds from common stock option exercises of $12.8 million and the related tax benefit of $1.4 million. Debt borrowings from our senior unsecured revolving credit facility for the six months ended July 1, 2007 totaled $129.5 million, offset by debt reductions of $49.7 million. This compares to debt reductions for the six months ended July 2, 2006 of $56.6 million. In addition, we paid $17.1 million in dividends for the six months ended July 1, 2007.

Borrowing Arrangements

Senior Unsecured Credit Facility. On October 31, 2005, we entered into a $350.0 million five-year senior unsecured revolving credit facility. Letters of credit in the aggregate amount of approximately $15.0 million were issued under this facility. We use the senior unsecured revolving credit facility for general corporate purposes which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of July 1, 2007 was 60 basis points; the weighted average Eurocurrency rate was 4.79%. There were approximately $234.4 million of borrowings under the facility as of July 1, 2007 with interest based on the above described Eurocurrency rate. These borrowings were undertaken by us and certain of our foreign subsidiaries and the funds were borrowed in U.S. Dollars (USD) and the subsidiaries’ functional currency of Euro (EUR). The effective rates of the borrowings as of July 1, 2007 were as follows: USD: 5.92% and EUR: 4.72%.

Our senior unsecured revolving credit facility contains covenants that require us to maintain specific financial ratios, including:

•	A minimum interest coverage ratio, and

•	A maximum total leverage ratio.

We were in compliance with all applicable covenants as of July 1, 2007.

Off-Balance Sheet Arrangements

Receivables Securitization Facility.

During 2001, we established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third party financial institution. Under this arrangement, we sold, on a revolving basis, certain of our accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third party financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. Our consolidated subsidiary retains the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts has been provided for on our balance sheet. The amount of receivables sold and outstanding with the third party financial institution may not exceed $65.0 million. Under the terms of this arrangement, our consolidated subsidiary retains collection and administrative responsibilities for the balances. The amount of receivables sold to the consolidated subsidiary was $66.5 million as of July 1, 2007 and $67.8 million as of December 31, 2006. At each of July 1, 2007 and December 31, 2006, an undivided interest of $45.0 million in the receivables had been sold to the third party financial institution under this arrangement. The remaining interest in receivables of $21.5 million and $22.8 million that were sold to and held by the consolidated subsidiary were included in accounts receivable in the consolidated financial statements at July 1, 2007 and December 31, 2006, respectively.

The agreement requires the third party financial institution to be paid interest during the period from the date the receivable is sold to its maturity date. At July 1, 2007, the effective interest rate was LIBOR plus approximately 50 basis points. The servicing fees received constitute adequate compensation for services performed. No servicing asset or liability is therefore recorded. The agreement also includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At July 1, 2007, we had a senior unsecured credit rating of BBB- with a stable outlook from Standard & Poor’s Rating Services, and of Baa3 with a stable outlook from Moody’s Investors Service. In January 2007, our consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization facility to January 25, 2008.

Dividends

Our Board declared regular quarterly cash dividends of seven cents per share in the first two quarters of 2007 and in each quarter of 2006.

Contractual Obligations

The following table summarizes our contractual obligations as of July 1, 2007:

	Operating Leases	Sr. Unsecured Revolving Credit Facility Expiring 2010**	8.875% Sr. Subordinated Notes due 2013	Other Revolving Credit Facilities**	Employee Benefit Plans	FIN No. 48 Liability*	Total
	(In thousands)
2007	$20,491	$—	$—	$1,007	$10,812	$14,358	$46,668
2008	27,871	—	—	—	22,650	—	50,521
2009	20,158	—	—	—	23,166	—	43,324
2010	14,763	234,370	—	—	23,661	—	272,794
2011	11,587	—	—	—	24,435	—	36,022
Thereafter	119,762	—	25	—	135,405	—	255,192

Total	$214,632	$234,370	$25	$1,007	$240,129	$14,358	$704,521

*	The FIN No. 48 amount includes accrued interest, net of tax benefits, and penalties. We have excluded $42,883 thousand, including accrued interest, net of tax benefits, and penalties, from the amount related to our uncertain tax positions as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

**	The credit facility borrowings carry variable interest rates, the amounts do not contemplate interest obligations.

Effects of Recently Adopted Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN No. 48 effective January 1, 2007. In accordance with FIN No. 48, we will continue to classify interest and penalties as a component of income tax expense. During the three and six months ended July 1, 2007, we recognized approximately $0.5 million and $1.1 million, respectively, in interest and penalties in our tax provision.

As a result of the adoption of FIN No. 48, we adjusted the estimated value of our uncertain tax positions and reduced our accrued liabilities by $3.6 million, which was accounted for as an increase to retained earnings as of January 1, 2007. As of the adoption date, we had gross tax effected unrecognized tax benefits of $48.5 million and valuation allowances of $111.1 million, for a total of $159.6 million in tax benefits. $36.0 million of unrecognized tax benefits, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect goodwill and discontinued operations. We had accrued interest, net of tax benefits, and penalties expense related to the unrecognized tax benefits of $7.3 million, which is not included in the unrecognized tax benefits of $48.5 million.

As of July 1, 2007, we had $14.4 million of FIN No. 48 accrued tax liabilities, including interest, net of tax benefits, and penalties, and $50.5 million of other tax benefits which should be resolved within the next year as a result of the completion of audits that, depending on ultimate resolution, could affect the continuing operations effective tax rate; however, we cannot quantify an estimated range at this time. We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2002. The U.S. federal income tax returns for 2003 through 2005 are currently under examination. In addition, tax years ranging from 1997 through 2006 remain open to examination by various state and foreign taxing jurisdictions.

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

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF No. 06-10”). EITF No. 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. We will be required to adopt EITF No. 06-10 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of EITF No. 06-10 and have not yet determined the impact, if any, of its adoption on our consolidated financial statements.

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

Foreign Exchange Risk. The potential change in foreign currency exchange rates poses a substantial risk to us, as approximately 62% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain balance sheet foreign currency transaction exposures. We seek to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. For the six months ended July 1, 2007, we did not engage in any designated cash flow hedges. Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $183.4 million as of July 1, 2007 and $175.0 million as of July 2, 2006. The approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days for both 2007 and 2006. However, we are able to partially mitigate the impact that fluctuations in currencies have on our net income as a result of our manufacturing facilities located in countries outside the U.S., material sourcing and other spending which occur in countries outside the U.S. resulting in a natural hedge. We do not enter into foreign currency derivative contracts for trading or other speculative purposes, nor do we use leveraged financial instruments.

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

Interest Rate Risk—Sensitivity. Our 2006 Form 10-K presents sensitivity measures for our interest rate risk. We refer to our 2006 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended July 1, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of our quarter ended July 1, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007 and a hearing with oral argument on those motions took place in July 2007, but a decision on those motions has not been rendered and a trial date has not been set.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, seeking injunctive and monetary relief against one of our subsidiaries and alleging that our ViewLux™ and certain of our Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of our United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that our same products infringe one corresponding Amersham patent in the United Kingdom, which was granted in August 2004 (the “UK case”). On October 29, 2003, we filed a complaint, which was subsequently amended, seeking injunctive and monetary relief against Amersham in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of our patents related to high-throughput screening (the “MA case”). After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to us. Amersham initiated an appeal of the ruling in the UK case but withdrew that appeal in January 2007. In May 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. Discovery has not yet been completed in either the NJ or MA case, nor has a trial date been set in either case. Mediations occurred in September 2006 and April 2007, but did not result in a resolution of these matters.

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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We have established accruals for potential losses that we believe are probable and reasonably estimable. In the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at July 1, 2007 should not have a material adverse effect on our consolidated financial statements.

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

We have in the past, and may in the future, supplement our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as Evotec Technologies GmbH and Euroscreen Products S.A., acquired in January 2007, Improvision Ltd., acquired in March 2007 and the remaining minority interest of PerkinElmer India Pvt. Ltd., acquired in June 2007. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

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

Given the nature of the markets in which we participate, we cannot reliably predict future sales and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. Thus, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	adverse changes in the level of economic activity in regions in which we do business,

•	adverse income tax audit settlements,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	adverse changes in industries, such as pharmaceutical and biomedical, on which we are particularly dependent,

•	changes in the portions of our sales represented by our various products and customers,

•	delays or problems in the introduction of new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	increased costs of raw materials or supplies, and

•	changes in the volume or timing of product orders.

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

Economic, political and other risks associated with foreign operations could adversely affect our international sales and profitability.

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the quarter ended July 1, 2007. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates,

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions,

•	trade protection measures and import or export licensing requirements,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	adverse income tax audit settlements,

•	differing business practices associated with foreign operations,

•	difficulty in staffing and managing widespread operations,

•	differing labor laws and changes in those laws,

•	differing protection of intellectual property and changes in that protection, and

•	differing regulatory requirements and changes in those requirements.

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

Our success also depends on our ability to execute our leadership succession plan. The inability to successfully transition these and other key management roles could have a material adverse effect on our operating results.

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

As of July 1, 2007, our total assets included $1.6 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing” — at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible.

Adverse changes in our business or the failure to grow our Life and Analytical Sciences segment may result in impairment of our intangible assets which could adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2007 – April 29, 2007	10,000	$25.19	10,000	7,490,000
April 30, 2007 – May 27, 2007	3,380,300	25.05	3,380,300	4,109,700
May 28, 2007 – July 1, 2007	78,000	26.39	78,000	4,031,700

Activity for quarter ended July 1, 2007	3,468,300	$25.08	3,468,300	4,031,700

(1)	On November 6, 2006, we announced that our Board of Directors (the “Board”) authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board and may be suspended or discontinued at any time. During the first quarter of 2007, we repurchased in the open market 2,500,000 shares of our common stock at an aggregate cost of $60.0 million, including commissions, under the Repurchase Program. During the second quarter of 2007, we repurchased in the open market 3,468,300 shares of our common stock at an aggregate cost of $87.1 million, including commissions, under the Repurchase Program. From July 2, 2007 through August 9, 2007, we repurchased approximately 0.6 million shares of our common stock in the open market under the Repurchase Program at an aggregate cost of $16.3 million, including commissions.

Item 4.	Submission of Matters to a Vote of Security Holders

Information regarding matters submitted to a vote of security holders during the quarter ended July 1, 2007 at our annual meeting of shareholders held April 24, 2007 is set forth under the heading “Item 4. Submission of Matters to a Vote of Security Holders” in our quarterly report on Form 10-Q for the quarter ended April 1, 2007.

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

August 10, 2007

PERKINELMER, INC.

By:	/s/ MICHAEL L. BATTLES
Michael L. Battles Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

August 10, 2007

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