Form 10-Q
period 2007-09-30
PERKINELMER INC
filed 2007-11-08
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 7, 2007, there were outstanding 118,535,798 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands, except per share data)
Sales	$435,668	$386,917	$1,275,858	$1,119,372
Cost of sales	257,167	230,976	764,689	670,155
Selling, general and administrative expenses	106,406	94,664	317,528	277,172
Research and development expenses	27,691	24,762	82,848	72,640
Restructuring and lease (reversals) charges, net	(1,432)	—	7,553	(290)
Gains on settlement of insurance claim	—	—	(15,346)	—
Gains on dispositions, net	—	—	—	(1,505)
In-process research and development charges	—	—	1,502	—

Operating income from continuing operations	45,836	36,515	117,084	101,200
Interest and other expense (income), net	5,280	(223)	11,476	1,418

Income from continuing operations before income taxes	40,556	36,738	105,608	99,782
Provision for income taxes	9,454	7,823	26,384	22,527

Income from continuing operations	31,102	28,915	79,224	77,255
Loss from discontinued operations, net of income taxes	—	—	—	(1,025)
(Loss) gain on disposition of discontinued operations, net of income taxes	(357)	838	(100)	1,625

Net income	$30,745	$29,753	$79,124	$77,855

Basic earnings (loss) per share:
Continuing operations	$0.26	$0.23	$0.66	$0.61
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
(Loss) gain on disposition of discontinued operations, net of income taxes	—	0.01	—	0.01

Net income	$0.26	$0.24	$0.66	$0.62

Diluted earnings (loss) per share:
Continuing operations	$0.26	$0.23	$0.65	$0.61
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
(Loss) gain on disposition of discontinued operations, net of income taxes	—	0.01	—	0.01

Net income	$0.26	$0.24	$0.65	$0.61

Weighted average shares of common stock outstanding:
Basic	117,583	124,277	119,393	126,105
Diluted	119,453	125,171	121,135	127,429
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$160,901	$191,059
Accounts receivable, net	287,081	268,459
Inventories, net	210,560	183,260
Other current assets	95,980	101,511
Current assets of discontinued operations	487	477

Total current assets	755,009	744,766

Property, plant and equipment, net:
At cost	557,712	525,134
Accumulated depreciation	(363,095)	(342,938)

Property, plant and equipment, net	194,617	182,196
Marketable securities and investments	4,658	7,508
Intangible assets, net	406,589	404,021
Goodwill	1,178,008	1,117,724
Other assets, net	51,016	52,502
Long-term assets of discontinued operations	1,461	1,605

Total assets	$2,591,358	$2,510,322

Current liabilities:
Short-term debt	$935	$1,153
Accounts payable	158,636	152,836
Accrued restructuring and integration costs	3,921	2,731
Accrued expenses	281,800	318,987
Current liabilities of discontinued operations	—	826

Total current liabilities	445,292	476,533

Long-term debt	246,095	151,781
Long-term liabilities	363,734	304,278

Total liabilities	1,055,121	932,592

Commitments and contingencies (see Note 17)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 118,459,000 and 123,255,000 at September 30, 2007 and December 31, 2006, respectively	118,459	123,255
Capital in excess of par value	282,526	407,345
Retained earnings	1,097,817	1,040,190
Accumulated other comprehensive income	37,435	6,940

Total stockholders’ equity	1,536,237	1,577,730

Total liabilities and stockholders’ equity	$2,591,358	$2,510,322

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2007	October 1, 2006
	(In thousands)
Operating activities:
Net income	$79,124	$77,855
Add: loss from discontinued operations, net of income taxes	—	1,025
Add: loss (gain) on disposition of discontinued operations, net of income taxes	100	(1,625)

Net income from continuing operations	79,224	77,255
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	10,625	10,629
Restructuring and lease charges (reversals), net	7,553	(290)
Amortization of deferred debt issuance costs	221	218
Depreciation and amortization	57,144	50,937
In-process research and development charges	1,502	—
Amortization of acquired inventory revaluation	2,492	—
Gains on settlement of insurance claim	(15,346)	—
Gains on dispositions, net	(697)	(3,418)
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	2,308	12,972
Inventories, net	(8,861)	(13,264)
Accounts payable	(1,949)	(9,976)
Taxes paid on divestitures	(304)	(59,996)
Accrued expenses and other	(23,439)	(21,852)

Net cash provided by operating activities of continuing operations	110,473	43,215
Net cash used in operating activities of discontinued operations	(114)	(862)

Net cash provided by operating activities	110,359	42,353
Investing activities:
Capital expenditures	(37,988)	(30,999)
Proceeds from dispositions of property, plant and equipment, net	10,787	7,085
Proceeds from surrender of life insurance policies	1,601	3,753
Payments for business development activity	(1,140)	(796)
Proceeds from disposition of businesses and investments, net	1,029	24,039
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(44,016)	(97,576)

Net cash used in investing activities of continuing operations	(69,727)	(94,494)
Net cash provided by investing activities of discontinued operations	800	467

Net cash used in investing activities	(68,927)	(94,027)
Financing activities:
Payments on debt	(182,431)	(56,565)
Proceeds from borrowing	271,462	—
Payment of debt issuance costs	(415)	(741)
Decrease in other credit facilities	(861)	(812)
Tax benefit from exercise of common stock options	5,987	3,998
Proceeds from issuance of common stock under stock plans	30,223	17,385
Purchases of common stock	(176,031)	(190,121)
Dividends paid	(25,410)	(26,851)

Net cash used in financing activities	(77,476)	(253,707)

Effect of exchange rate changes on cash and cash equivalents	5,886	10,191

Net decrease in cash and cash equivalents	(30,158)	(295,190)
Cash and cash equivalents at beginning of period	191,059	502,264

Cash and cash equivalents at end of period	$160,901	$207,074

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with the accounting principles generally accepted in the United States (the “U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of these financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited financial statements in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the Company’s financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC (the “2006 Form 10-K”). The balance sheet amounts at December 31, 2006 in this report were derived from the Company’s audited 2006 financial statements included in the 2006 Form 10-K. The financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2007 and October 1, 2006, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

Recently Adopted Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No. 48 effective January 1, 2007. In accordance with FIN No. 48, the Company will continue to classify interest and penalties as a component of income tax expense. During the three and nine months ended September 30, 2007, the Company recognized approximately $1.3 million and $2.9 million, respectively, in interest and penalties in its total tax provision.

As a result of the adoption of FIN No. 48, the Company adjusted the estimated value of its uncertain tax positions and reduced its accrued liabilities by $3.6 million, which was accounted for as an increase to retained earnings as of January 1, 2007. As of the adoption date, the Company had gross tax effected unrecognized tax benefits of $48.5 million. $36.0 million of unrecognized tax benefits, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect goodwill and discontinued operations. The Company had accrued interest, net of tax benefits, and penalties related to the unrecognized tax benefits of $7.3 million, which is not included in the unrecognized tax benefits of $48.5 million.

As of September 30, 2007 the Company had $14.9 million of FIN No. 48 accrued tax liabilities, including accrued interest, net of tax benefits, and penalties, which should be resolved within the next year as a result of the completion of various income tax audits. The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. The U.S. federal income tax returns for 2003 through 2005 are currently under examination. In addition, tax years ranging from 1997 through 2006 remain open to examination by various state and foreign tax jurisdictions.

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

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF No. 06-10”). EITF No. 06-10 provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The Company will be required to adopt EITF No. 06-10 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of EITF No. 06-10 and has not yet determined the impact, if any, of its adoption on its consolidated financial statements.

Note 2: Acquisitions

Planned

Tender Offer to Acquire ViaCell, Inc. The Company and ViaCell, Inc. (ViaCell), a company specializing in the collection and preservation of umbilical cord blood stem cells, announced the signing of a definitive agreement on October 1, 2007 under which the Company plans to acquire ViaCell. On October 12, 2007, the Company commenced a tender offer to acquire all of the outstanding shares of common stock of ViaCell, par value $0.01 per share, at a price equal to $7.25 per share, net to the seller in cash, without interest and subject to any withholding of taxes. The tender offer is made upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 12, 2007, and in the related Letter of Transmittal. Aggregate consideration for this transaction is expected to be approximately $300.0 million in cash, and the transaction is expected to close in the fourth quarter of fiscal year 2007. The addition of ViaCell’s ViaCord product offering for the preservation of umbilical cord blood and its sales and marketing organization are expected to expand the Company’s offerings in neonatal and prenatal markets. ViaCell offers experience in the collection, testing, processing and preservation of umbilical cord blood stem cells.

In connection with the anticipated acquisition of ViaCell, the Company is currently in discussion with a potential lending group with respect to an unsecured interim credit facility, pursuant to which the Company would draw some or all of the funds needed to complete the anticipated acquisition of ViaCell. The Company expects that such an interim credit facility would mature on March 31, 2008, at which point all amounts outstanding would be due in full. The Company also expects that the agreement for this interim credit facility would contain affirmative, negative and financial covenants and events of default customary for financings of this type, and consistent with those contained in the credit agreement for the Company’s existing credit facility.

Completed

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

Acquisition of Evotec Technologies GmbH. In January 2007, the Company acquired the stock of Evotec Technologies GmbH (“Evotec”). The acquisition is intended to allow the Company to provide its customers in the pharmaceutical, biotechnology and academic arenas with Evotec’s high content screening (“HCS”) instruments and software. These analysis tools determine the composition of cells and cell structure, a critical step in moving potential drug targets quickly through the discovery process. Consideration for this transaction was approximately $33.0 million in cash, which was paid in fiscal year 2006. During the first nine months of fiscal year 2007, the Company received $1.2 million for net working capital adjustments.

Acquisition of Euroscreen Products S.A. In January 2007, the Company acquired the stock of Euroscreen Products S.A. (“Euroscreen”), a developer of the AequoScreen™ cellular assay platform. The AequoScreen™ platform from Euroscreen is based on an innovative luminescence technology that generates higher quality data, while reducing the number of false positives in G protein-coupled receptor screening applications. Consideration for this transaction was approximately $18.1 million in cash.

Acquisition of Improvision Ltd. In March 2007, the Company acquired the stock of Improvision Ltd. (“Improvision”), a leading provider of cellular imaging software and integrated hardware solutions used in life sciences research. The Company expects that the addition of Improvision’s imaging and analysis software to the Company’s high content screening systems will provide customers with powerful imaging solutions for analyzing cellular events from real-time imaging of live cells to rapid high content screening of multiple samples. Consideration for this transaction was approximately $23.6 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company. During the first nine months of fiscal year 2007, the Company paid $0.6 million for net working capital adjustments.

Acquisition of remaining minority interest of PerkinElmer India Pvt. Ltd. In June 2007, the Company acquired the remaining minority interest in PerkinElmer India Pvt. Ltd. (“PKI India”), a direct sales, service and marketing operation targeting India’s life science and analytical instrumentation markets, from Labindia Instruments Pvt. Ltd. The acquisition establishes PKI India as a wholly owned subsidiary of the Company. Consideration for this transaction was approximately $1.3 million in cash plus potential additional consideration, which management expects to be immaterial to the Company. The Company accrued approximately $0.7 million of additional consideration, of which the Company paid $0.2 million during the third quarter of 2007. The Company expects to pay the remaining $0.5 million in quarterly installments through March 2008.

The operations for each of these acquisitions are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date. These acquisitions, individually and in the aggregate, did not have a material effect on the Company’s financial position, results of operations or cash flows.

The acquisitions were accounted for in accordance with SFAS No. 141, “Business Combinations,” using the purchase method of accounting. Allocation of the purchase price for the acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The excess purchase price over those assigned values was recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives, described in more detail in Note 12.

In-process research and development (“IPR&D”) charges represent incomplete acquired research and development projects that have not reached technological feasibility and have no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. On the date of the acquisitions of Evotec and Euroscreen, there were multiple IPR&D efforts under way at each company for certain current and future product lines. In determining the value of in-process projects, the Company considers, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. For these acquisitions, the Company utilized the discounted cash flow method to value the IPR&D, using a discount rate equivalent to the relative risk of the asset, including the uncertainty of technological feasibility and successful launch. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. For both acquisitions, the Company estimated the fair value as of the acquisition date to be $1.5 million and believes that the estimated purchased research and development amounts so determined represent the fair value at the date of the acquisitions of Evotec and Euroscreen and the amount represents management’s best estimate of the amount a third party would pay in the aggregate for the projects.

As of September 30, 2007 the purchase price allocations for the Agilix, Spectral, C&A, Macri, NTD and Avalon acquisitions have been finalized. As of September 30, 2007, the purchase prices and related allocations for the DMA product line, Evotec, Euroscreen, Improvision and PKI India acquisitions have not been finalized. The Company is not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates, although the Company expects to complete any outstanding asset valuations no later than one year from the date of acquisition.

The components of the preliminary purchase prices and allocations for the acquisitions completed in 2007 are as follows:

	Evotec	Euroscreen	Improvision	PKI India
	(In thousands)
Consideration and acquisition costs:
Cash payments	$32,952	$18,141	$23,573	$1,259
Cash acquired	(2,790)	(1,277)	(901)	—
Deferred consideration	—	—	—	680
Working capital adjustments	(1,242)	—	613	—
Transaction costs	671	216	375	50

Total consideration and acquisition costs	$29,591	$17,080	$23,660	$1,989

Allocation of purchase price
Current assets*	$12,360	$3,224	$4,267	$—
Property, plant and equipment	2,622	61	330	—
IPR&D	200	1,302	—	—
Identifiable intangible assets	10,100	10,666	8,845	—
Goodwill	17,791	7,149	15,706	1,778
Minority interest	—	—	—	211
Deferred taxes	(4,352)	(4,029)	(2,726)	—
Liabilities assumed	(9,130)	(1,293)	(2,762)	—

Total	$29,591	$17,080	$23,660	$1,989

*	Current assets includes $0.7 million, $0.9 million and $0.2 million of purchase price accounting basis adjustments to inventory, net, to reflect the fair value-based valuation from the Evotec, Euroscreen and Improvision acquisitions, respectively.

Note 3: Restructuring and Lease Charges (Reversals), Net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of its business units. Restructuring actions taken since 2002 were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Details of these plans are discussed more fully in the 2006 Form 10-K.

The purpose of the restructuring plan approved in the first quarter of 2007, detailed below, was principally to shift resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. The pre-tax restructuring activity associated with these plans has been reported as restructuring expenses as a component of operating expenses from continuing operations. The Company expects the impact of immediate and future cost savings from these restructuring activities on operating results and cash flows to be negligible as the Company has incurred and will incur offsetting costs.

A description of the restructuring plans and the activity recorded for the nine months ended September 30, 2007 are as follows:

Q1 2007 Plan

During the first quarter of 2007, the Company’s management approved a plan to shift resources into product lines that are more consistent with the Company’s growth strategy. As a result of this plan, the Company recognized a pre-tax restructuring charge of $4.4 million during the first quarter of 2007 (the “Q1 2007 Plan”). The actions within the Q1 2007 Plan related to a workforce reduction resulting from reorganization activities within the Life and Analytical Sciences segment. The Company completed notifying affected employees on March 30, 2007.

The following table summarizes the components of the Q1 2007 Plan activity for the nine months ended September 30, 2007:

	Headcount	Severance
		(Dollars in thousands)
Balance at December 31, 2006	—	$—
Provision	60	4,438
Amounts paid	(48)	(3,075)

Balance at September 30, 2007	12	$1,363

The Company anticipates that the remaining payments of $1.4 million will be completed by the end of the first quarter of fiscal year 2008.

2001 to 2006 Restructuring and Integration Plans

The principal actions of these restructuring plans were workforce reductions related to the integration of the Company’s Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Life and Analytical Sciences and Optoelectronics segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. For the nine months ended September 30, 2007, the Company paid $0.2 million related to these plans. As of September 30, 2007, the Company had approximately $2.6 million of remaining liabilities associated with 2001 to 2006 restructuring and integration plans, primarily relating to workforce severance benefits associated with the closure of the Company’s European manufacturing facility in the Life and Analytical Sciences segment and remaining lease obligations related to those closed facilities. The remaining terms of these leases vary in length and will be paid through fiscal year 2014. The Company anticipates that the remaining severance payments will be completed by the end of fiscal year 2008.

Lease Costs

To facilitate the sale of a business in 2001, the Company was required to guarantee the obligations that the buyer of the business assumed related to the lease for the building in which the business operates. The lease obligations continue through March 2011. While the Company assigned its interest in the lease to the buyer at the time of the sale of the business, in the event the buyer defaults under the lease, the Company is responsible for all remaining lease payments and certain other building related expenses. As an additional measure to facilitate the sale of the business, the Company obtained a letter of credit as partial security for a loan to the buyer, which could have been drawn upon by the buyer’s lender in the event the buyer was delinquent in repayment of the loan. During the second quarter of 2007, the lessor of the building began the process to evict the buyer as a result of unpaid lease payments and building expenses and sought reimbursement from the Company. As a result of this action, the Company recorded a charge of $4.5 million related to payments for this lease obligation and the potential drawdown of the letter of credit. During the third quarter of 2007, the buyer completed a recapitalization of the business with another lender. The proceeds of the recapitalization were used to pay off the remaining balance on the original securitized loan, as well as to make certain payments to the landlord for back rent and other obligations arising under the lease. The Company was also released from its obligation under the letter of credit on the original securitized loan. As a result of these actions, the Company recorded a reversal of $1.4 million related to payments for this lease obligation and the release of the letter of credit. The remaining accrual of $3.1 million was calculated based on the remaining lease and building obligations, reduced by estimated sublease rentals reasonably expected to be obtained for the property.

Note 4: Interest and Other Expense (Income), Net

Interest and other expense (income), net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands)
Interest income	$(1,077)	$(1,919)	$(3,381)	$(7,654)
Interest expense	4,122	2,152	9,886	6,689
Gains on dispositions of investments, net	(161)	(980)	(697)	(1,913)
Other expense, net	2,396	524	5,668	4,296

Total interest and other expense (income), net	$5,280	$(223)	$11,476	$1,418

Note 5: Inventories, net

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Raw materials	$76,914	$67,014
Work in progress	15,758	10,077
Finished goods	117,888	106,169

Total inventories, net	$210,560	$183,260

Note 6: Debt

Amended Senior Unsecured Credit Facility. On August 13, 2007, the Company entered into an amended and restated senior unsecured revolving credit facility. The agreement for the facility provides for a $500.0 million committed unsecured revolving credit facility through August 13, 2012, and amends and restates in its entirety the senior credit agreement dated as of October 31, 2005. Letters of credit in the aggregate amount of approximately $15.0 million were issued under this previous facility, which are treated as issued under this amended facility. The Company uses the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of September 30, 2007 was 40 basis points. The weighted average Eurocurrency interest rate as of September 30, 2007 was 5.13%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 5.53%. The Company had drawn down approximately $246.0 million of borrowings in U.S. Dollars under the facility as of September 30, 2007 with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if the Company’s credit rating is down-graded below investment grade. The Company was in compliance with all applicable covenants as of September 30, 2007.

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

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands)
Number of common shares—basic	117,583	124,277	119,393	126,105
Effect of dilutive securities:
Stock options	1,816	867	1,680	1,294
Restricted stock	54	27	62	30

Number of common shares—diluted	119,453	125,171	121,135	127,429

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	5,422	9,966	6,935	8,577

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of the Company’s common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8: Comprehensive Income

The components of other comprehensive income, net of income taxes, are the following:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands)
Net income	$30,745	$29,753	$79,124	$77,855
Other comprehensive income (loss):
Foreign currency translation adjustments	22,090	3,877	30,693	21,382
Unrealized net losses on securities, net of income taxes	(9)	(42)	(108)	(106)

	22,081	3,835	30,585	21,276

Comprehensive income, net of income taxes	$52,826	$33,588	$109,709	$99,131

The components of accumulated other comprehensive income, net of income taxes, consist of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Foreign currency translation adjustments	$101,756	$71,063
Pension and other post-retirement benefit liability adjustments, net of income taxes	(64,342)	(64,252)
Unrealized net gains on securities, net of income taxes	21	129

Accumulated other comprehensive income, net of income taxes	$37,435	$6,940

Note 9: Industry Segment Information

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”).” SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on sales and operating profit. Intersegment sales and transfers are not significant. Based on the guidance in SFAS No. 131, the Company has two operating segments for financial reporting purposes. The operating segments and their principal products and services are:

•

Life and Analytical Sciences. The Company is a leading provider of drug discovery, genetic screening and environmental and chemical analysis tools, including instruments, reagents, consumables and services.

•	Optoelectronics. The Company provides a broad range of digital imaging, sensor and specialty lighting components used in biomedical, consumer products and other specialty end markets.

The assets and expenses for the Company’s corporate headquarters, such as legal, tax, accounting and finance, human resources, property and insurance management, information technology, treasury and other management and compliance costs, have been included as “Corporate” below. The Company has a process to allocate and recharge expenses to the reportable segments when such costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in the Company’s calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of the Company’s operating segments.

Sales and operating profit by segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands)
Life & Analytical Sciences
Sales	$319,341	$283,527	$945,163	$823,918
Operating income from continuing operations	29,312	25,334	88,781	74,429
Optoelectronics
Sales	116,327	103,390	330,695	295,454
Operating income from continuing operations	24,570	20,097	53,832	50,209
Corporate
Operating loss from continuing operations	(8,046)	(8,916)	(25,529)	(23,438)
Continuing Operations
Sales	$435,668	$386,917	$1,275,858	$1,119,372
Operating income from continuing operations	45,836	36,515	117,084	101,200
Interest and other expense (income), net (Note 4)	5,280	(223)	11,476	1,418

Income from continuing operations before income taxes	$40,556	$36,738	$105,608	$99,782

Note 10: Discontinued Operations

As part of its continued efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2006.

The Company recorded the following gains and losses, which have been reported as the gain (loss) on dispositions of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands)
Gain on the sale of Semiconductor business	$1	$—	$87	$3,750
(Loss) gain on the sale of Aerospace business	—	(11)	267	(1,288)
Gain (loss) on the sale of Fluid Testing business	—	—	35	(234)
Loss on the sale of Lithography business	(124)	(1,079)	(544)	(1,481)
Gain on contract settlements associated with Technical Services business	—	467	884	853
Net gain (loss) on dispositions of other discontinued operations	19	100	(77)	(180)

Net (loss) gain on dispositions of discontinued operations before income taxes	(104)	(523)	652	1,420
Provision for (benefit from) income taxes	253	(1,361)	752	(205)

(Loss) gain on dispositions of discontinued operations, net of income taxes	$(357)	$838	$(100)	$1,625

In September 2005, the Company’s Board of Directors (the “Board”) approved a plan to divest its Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In February 2006, the Company sold substantially all of the assets of its Semiconductor business for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. The Company recognized a pre-tax gain of $3.7 million, exclusive of additional contingent consideration, in the first nine months of 2006. The Company also finalized the net working capital adjustments associated with the sales of these businesses resulting in the recognition of losses of $1.3 million and $0.2 million relative to the Aerospace business and the Fluid Testing business, respectively, during the first nine months of 2006. During the first nine months of 2007, the Company settled various commitments related to the divestiture of the Fluid Sciences segment and recognized a pre-tax gain of $0.4 million.

During the first nine months of 2006, the Company substantially completed the remediation of an environmental matter within the Lithography business, resulting in recognition of a pre-tax loss of $1.5 million, with an additional loss of $0.5 million recognized in the first nine months of 2007.

The Company settled various claims under certain long-term contracts and transition services with its Technical Services business, which was sold in August 1999, resulting in recognition of a net pre-tax gain of gain of $0.9 million in each of the first nine months of 2006 and 2007.

During the first nine months of 2007, the Company settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax loss of $0.1 million.

During the third quarter of 2006 there was a $1.4 million tax benefit resulting from the inter-period allocation of income tax to the losses from the dispositions of discontinued operations.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands)
Sales	$—	$—	$—	$8,705
Costs and expenses	—	—	—	9,707

Operating loss from discontinued operations	—	—	—	(1,002)
Other expense, net	—	—	—	396

Loss from discontinued operations before income taxes	—	—	—	(1,398)
Benefit from income taxes	—	—	—	(373)

Loss from discontinued operations, net of income taxes	$—	$—	$—	$(1,025)

Note 11: Stock Plans

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which was adopted January 2, 2006, using the modified prospective transition method. The Company has three stock-based compensation plans where the Company’s common stock has been made available for stock option grants, restricted stock awards, performance units and stock grants as part of the Company’s compensation programs (the “Plans”). The Plans are described in more detail in the Company’s definitive proxy statement filed with the SEC on March 16, 2007 and Note 19 to the Company’s financial statements filed with the 2006 Form 10-K.

For the three and nine months ended September 30, 2007, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $5.2 million and $14.5 million, respectively. For the three and nine months ended October 1, 2006, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $4.5 million and $11.2 million, respectively. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $1.8 million and $5.1 million for the three and nine months ended September 30, 2007, respectively. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $1.4 million and $3.7 million for the three and nine months ended October 1, 2006, respectively. Stock-based compensation costs capitalized as part of inventory were approximately $0.3 million and $0.4 million as of September 30, 2007 and October 1, 2006, respectively.

Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three and Nine Months Ended
	September 30, 2007	October 1, 2006
Risk-free interest rate	4.9%	4.4%
Expected dividend yield	1.2%	1.2%
Expected lives	4 years	4 years
Expected stock volatility	36%	35%

The following table summarizes stock option activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
	(Shares in thousands)
Outstanding at December 31, 2006	12,578	$23.25
Granted	1,637	23.59
Exercised	(2,035)	14.83
Canceled	(525)	35.23
Forfeited	(280)	22.63

Outstanding at September 30, 2007	11,375	$24.26	3.8	$55.3

Exercisable at September 30, 2007	8,369	$24.84	3.1	$40.3

Vested and expected to vest in the future	9,748	$24.26	3.8	$47.4

The weighted-average grant-date fair values of options granted for the three and nine months ended September 30, 2007 were $8.57 and $7.50, respectively. The weighted-average grant-date fair values of options granted for the three and nine months ended October 1, 2006 were $6.33 and $6.85, respectively. The total intrinsic value of options exercised for the three and nine months ended September 30, 2007 was $17.0 million and $23.5 million, respectively. The total intrinsic value of options exercised for the three and nine months ended October 1, 2006 was $0.2 million and $15.2 million, respectively. Cash received from option exercises for the nine months ended September 30, 2007 and October 1, 2006 was $30.2 million and $17.4 million, respectively. The related tax benefit classified as a financing cash inflow was $6.0 million and $4.0 million for nine months ended September 30, 2007 and October 1, 2006, respectively.

There was $12.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of September 30, 2007. This cost is expected to be recognized over a weighted-average period of 1.9 fiscal years and will be adjusted for any future changes in estimated forfeitures.

The following table summarizes total compensation recognized related to the stock options, which is a function of current and prior year awards and net of estimated forfeitures, included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2007 and October 1, 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands)
Cost of sales	$378	$535	$928	$837
Research and development expenses	133	154	428	533
Selling, general and administrative and other expenses	1,877	2,406	5,362	5,544

Compensation expense related to stock options	2,388	3,095	6,718	6,914
Less: income tax benefit	(775)	(946)	(2,189)	(2,121)

Net compensation expense related to stock options	$1,613	$2,149	$4,529	$4,793

Restricted Stock Awards: The following table summarizes the restricted stock award activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at December 31, 2006	417	$21.40
Granted	274	23.78
Vested	(15)	19.75
Forfeited	(72)	21.10

Nonvested at September 30, 2007	604	$22.56

The weighted-average grant-date fair values of restricted stock awards granted during the three and nine months ended September 30, 2007 were $28.10 and $23.78, respectively. The weighted-average grant-date fair values of restricted stock awards granted during the three and nine months ended October 1, 2006 were $18.56 and $22.78, respectively. The fair value of restricted stock awards vested during the nine months ended September 30, 2007 was $0.3 million and for the nine months ended October 1, 2006 was $0.1 million. The total compensation expense recognized related to the restricted stock awards, which is a function of current and prior year awards, was approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2007, respectively. The total compensation expense recognized related to the restricted stock awards, which is a function of current and prior year awards, was approximately $0.8 million and $2.2 million for the three and nine months ended October 1, 2006, respectively.

As of September 30, 2007, there was $9.2 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.6 fiscal years.

Performance Units: The Company granted 209,326 and 208,328 performance units during the nine months ended September 30, 2007 and October 1, 2006, respectively. The weighted-average grant-date fair value of performance units granted during the nine months ended September 30, 2007 and October 1, 2006 was $23.48 and $22.74, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was approximately $2.1 million and $4.9 million for the three and nine months ended September 30, 2007, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was approximately $0.5 million and $1.6 million for the three and nine months ended October 1, 2006, respectively. As of September 30, 2007, there were 615,321 performance units outstanding subject to forfeiture.

Stock Awards: The Company’s stock award program provides non-employee directors an annual award of the number of shares of PerkinElmer common stock which has an aggregate fair market value of $100,000 on the date of the award for awards granted in 2007. Annual awards granted in 2006 were for an aggregate fair market value of $60,000. The stock award is prorated for non-employee directors who serve for only a portion of the year. The shares are granted following the annual shareholders meeting, on the third business day after the Company’s first quarter earnings release. Directors may defer the receipt of shares into the Company’s deferred compensation plan. The compensation expense associated with these stock awards is recognized when the stock award is granted. During the nine months ended September 30, 2007 and October 1, 2006, each non-employee director was awarded 4,114 shares and 2,770 shares, respectively. The weighted-average grant-date fair value of stock awards granted during the nine months ended September 30, 2007 and October 1, 2006 was $24.31 and $21.67, respectively. The total compensation expense recognized related to these stock awards was approximately $0.7 million and $0.5 million for the nine months ended September 30, 2007 and October 1, 2006, respectively.

Employee Stock Purchase Plan: During the nine months ended September 30, 2007, the Company issued 0.04 million shares of common stock under the Employee Stock Purchase Plan at a weighted-average price of $24.73 per share. There remain available for sale to employees an aggregate of 1.7 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Stock Repurchase Program: On November 6, 2006, the Company announced that the Board authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by the Board and may be suspended or discontinued at any time. During the nine months ended September 30, 2007, the Company repurchased in the open market approximately 7.1 million shares of common stock at an aggregate cost of $176.0 million, including commissions, under the Repurchase Program. From October 1, 2007 through November 7, 2007, the Company repurchased approximately 0.3 million shares of its common stock in the open market under the Repurchase Program at an aggregate cost of $7.9 million, including commissions.

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

The changes in the carrying amount of goodwill for the period ended September 30, 2007 from December 31, 2006 are as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Balance, December 31, 2006	$1,070,143	$47,581	$1,117,724
Foreign currency translation	23,624	1,183	24,807
Acquisitions and earn-outs	35,477	—	35,477

Balance, September 30, 2007	$1,129,244	$48,764	$1,178,008

Identifiable intangible asset balances at September 30, 2007 and December 31, 2006 by category were as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Patents	$112,622	$110,847
Less: Accumulated amortization	(58,931)	(51,532)

Net patents	53,691	59,315

Licenses	61,538	59,978
Less: Accumulated amortization	(29,454)	(25,767)

Net licenses	32,084	34,211

Core technology	272,998	244,484
Less: Accumulated amortization	(111,348)	(93,153)

Net core technology	161,650	151,331

Net amortizable intangible assets	247,425	244,857

Non-amortizing intangible assets:
Trade names and trademarks	159,164	159,164

Totals	$406,589	$404,021

Amortization expense related to identifiable intangible assets for the nine months ended September 30, 2007 and October 1, 2006 was $31.9 million and $24.2 million, respectively.

Note 13: Warranty Reserves

The Company provides warranty protection for certain products for periods ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the condensed consolidated balance sheets. A summary of warranty reserve activity for the three and nine months ended September 30, 2007 and October 1, 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands)
Balance beginning of period	$10,565	$9,883	$10,054	$9,207
Provision charged to income	3,539	3,587	11,048	10,543
Payments	(3,534)	(3,443)	(11,153)	(10,410)
Adjustments to previously provided warranties, net	(230)	(190)	(447)	270
Foreign currency and acquisitions	391	84	1,229	311

Balance end of period	$10,731	$9,921	$10,731	$9,921

Note 14: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and post-retirement plans for the three and nine months ended September 30, 2007 and October 1, 2006:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands)
Service cost	$1,222	$1,254	$25	$24
Interest cost	6,477	5,567	51	60
Expected return on plan assets	(6,273)	(5,576)	(244)	(214)
Amortization of prior service	15	36	(78)	(118)
Recognition of actuarial losses (gains)	1,590	1,492	(106)	(98)

Net periodic benefit cost (credit)	$3,031	$2,773	$(352)	$(346)

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands)
Service cost	$3,842	$3,864	$71	$72
Interest cost	18,855	16,518	171	180
Expected return on plan assets	(18,424)	(16,560)	(728)	(642)
Amortization of prior service	46	109	(236)	(355)
Recognition of actuarial losses (gains)	4,465	4,440	(298)	(293)

Net periodic benefit cost (credit)	$8,784	$8,371	$(1,020)	$(1,038)

Note 15: Settlement of Insurance Claim

During the second quarter of 2007 the Company settled an insurance claim resulting from a fire that occurred within its Life and Analytical Sciences facility in Boston, Massachusetts in March 2005. As a result of that settlement, the Company recorded gains of $15.3 million during the second quarter of 2007. The Company received the final settlement payment of $21.5 million in June 2007, and had previously received during 2005 and 2006 a total of $35.0 million in advance payments towards costs incurred and for building, inventory and equipment damages. Of the $56.5 million in total settlement proceeds received by the Company, $25.6 million related to reimbursement of costs incurred; $23.7 million related to damages to the building, inventory and equipment; and $7.2 million related to business interruption costs which were recorded as reductions to cost of sales and selling, general and administrative expenses.

The building that was damaged by the March 2005 fire is currently not being used for operations and the associated depreciation has ceased. During the second quarter of 2007, the Company accrued $9.7 million representing its management’s estimate of the total cost for decommissioning the building, including environmental matters. The Company paid $2.6 million during the third quarter of 2007 towards decommissioning the building, and anticipates that the remaining payments of $7.1 million will be completed by the end of fiscal year 2008.

Note 16: Leadership Succession Plan

The Company announced on July 26, 2007 that its Board had approved a leadership succession plan. On July 25, 2007, the Board elected Robert F. Friel to the position of President and Chief Operating Officer of the Company, effective August 1, 2007. Mr. Friel had previously served as Vice Chairman of the Company and President of its Life and Analytical Sciences Strategic Business Unit and he remains a director of the Company. It is expected that the Board will elect Mr. Friel Chief Executive Officer in February 2008. Mr. Summe will remain Chief Executive Officer until Mr. Friel is appointed to that position, at which time Mr. Summe will be appointed Executive Chairman. As Executive Chairman, Mr. Summe will continue to work with the Company as directed by the Board at a reduced schedule until the earlier of April 21, 2009 or the date of the Company’s 2009 annual meeting of shareholders (the “2009 Meeting Date”). The Board intends that Mr. Summe will also remain a director of the Company until the 2009 Meeting Date, at which time Mr. Summe will step down as Chairman and as a member of the Board.

Note 17: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party, or PRP, for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $4.1 million as of September 30, 2007, representing management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

The Company is under regular examination by tax authorities in the United States and other countries (such as France, Germany and the United Kingdom) in which the Company has significant business operations. The tax years under examination vary by jurisdiction. The Company regularly reviews its tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits as required by FIN No. 48. Adjustments are made to the Company’s unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is ultimately settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position. As of September 30, 2007, the Company had $14.9 million of FIN No. 48 accrued tax liabilities, including interest, net of tax benefits, and penalties, which could be resolved within the next year as a result of the completion of various income tax audits. Depending on the ultimate resolution, the Company estimates that the effect on the continuing operations effective tax rate could be a tax benefit.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for potential losses that it believes are probable and reasonably estimable. In the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at September 30, 2007, should not have a material adverse effect on the Company’s consolidated financial statements.

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

Recent Developments

Acquisitions:

Planned

Tender Offer to Acquire ViaCell, Inc. We and ViaCell, Inc. (ViaCell), a company specializing in the collection and preservation of umbilical cord blood stem cells, announced the signing of a definitive agreement on October 1, 2007 under which we plan to acquire ViaCell. On October 12, 2007, we commenced a tender offer to acquire all of the outstanding shares of common stock of ViaCell, par value $0.01 per share, at a price equal to $7.25 per share, net to the seller in cash, without interest and subject to any withholding of taxes. The tender offer is made upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 12, 2007, and in the related Letter of Transmittal. Aggregate consideration for this transaction is expected to be approximately $300.0 million in cash, and the transaction is expected to close in the fourth quarter of fiscal year 2007. The agreement includes customary representations, warranties and covenants by the parties, and is subject to customary closing conditions. Following the consummation of the cash tender offer, we expect to acquire the remaining outstanding shares of ViaCell by means of a merger of one of our wholly owned subsidiaries with and into ViaCell, as a result of which ViaCell will become a wholly owned subsidiary of ours. The addition of ViaCell’s ViaCord product offering for the preservation of umbilical cord blood and its sales and marketing organization are expected to expand our offerings in neonatal and prenatal markets. ViaCell offers experience in the collection, testing, processing and preservation of umbilical cord blood stem cells.

In connection with the anticipated acquisition of ViaCell, we are currently in discussion with a potential lending group with respect to an unsecured interim credit facility, pursuant to which we would draw some or all of the funds needed to complete the anticipated acquisition of ViaCell. We expect that such an interim credit facility would mature on March 31, 2008, at which point all amounts outstanding would be due in full. We also expect that the agreement for this interim credit facility would contain affirmative, negative and financial covenants and events of default customary for financings of this type, and consistent with those contained in the credit agreement for our existing credit facility.

Completed

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

Evotec Technologies GmbH. In January 2007, we acquired the stock of Evotec Technologies GmbH (“Evotec”). The acquisition is intended to allow us to provide our customers in the pharmaceutical, biotechnology and academic arenas with Evotec’s high content screening (“HCS”) instruments and software. These analysis tools determine the composition of cells and cell structure, a critical step in moving potential drug targets quickly through the discovery process. Consideration for this transaction was approximately $33.0 million in cash, which was paid in fiscal year 2006. During the first nine months of fiscal year 2007, we received $1.2 million for net working capital adjustments.

Euroscreen Products S.A. In January 2007, we acquired the stock of Euroscreen Products S.A. (“Euroscreen”), a developer of the AequoScreen™ cellular assay platform. The AequoScreen™ platform from Euroscreen is based on an innovative luminescence technology that generates higher quality data, while reducing the number of false positives in G protein-coupled receptor screening applications. Consideration for this transaction was approximately $18.1 million in cash.

Improvision Ltd. In March 2007, we acquired the stock of Improvision Ltd. (“Improvision”), a leading provider of cellular imaging software and integrated hardware solutions used in life sciences research. We expect that the addition of Improvision’s imaging and analysis software to our high content screening systems will provide customers with powerful imaging solutions for analyzing cellular events from real-time imaging of live cells to rapid high content screening of multiple samples. Consideration for this transaction was approximately $23.6 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us. During the first nine months of fiscal year 2007, we paid $0.6 million for net working capital adjustments.

Remaining minority interest of PerkinElmer India Pvt. Ltd. In June 2007, we acquired the remaining minority interest in PerkinElmer India Pvt. Ltd. (“PKI India”), a direct sales, service and marketing operation targeting India’s life science and analytical instrumentation markets, from Labindia Instruments Pvt. Ltd. The acquisition establishes PKI India as our wholly owned subsidiary. Consideration for this transaction was approximately $1.3 million in cash plus potential additional consideration, which we expect to be immaterial to us. We accrued approximately $0.7 million of additional consideration, of which we paid $0.2 million during the third quarter of 2007. We expect to pay the remaining $0.5 million in quarterly installments through March 2008.

The operations for each of these acquisitions are reported within the results of our Life and Analytical Sciences segment from the acquisition date. These acquisitions, individually and in the aggregate, did not have a material effect on our financial position, results of operations or cash flows.

Research and Development Expenses:

Research and development expenses were $84.3 million for the nine months ended September 30, 2007 and $72.6 million for the nine months ended October 1, 2006, an increase of $11.7 million, or 16%, including an in-process research and development (“IPR&D”) charge of $1.5 million related to the Evotec and Euroscreen acquisitions. We directed research and development efforts during 2007 and 2006 primarily toward genetic screening, biopharmaceutical, and environmental and chemical end markets within our Life and Analytical Sciences segment and medical digital imaging and flash technology within our Optoelectronics segment in order to help accelerate our growth initiatives.

Share Repurchase Program:

On November 6, 2006, we announced that our Board of Directors (the “Board”) authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board and may be suspended or discontinued at any time. During the first nine months of 2007, we repurchased in the open market approximately 7.1 million shares of our common stock at an aggregate cost of $176.0 million, including commissions, under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. From October 1, 2007 through November 7, 2007, we repurchased approximately 0.3 million shares of our common stock in the open market under the Repurchase Program at an aggregate cost of $7.9 million, including commissions.

Restructuring Activities:

During the first quarter of 2007, our management approved a plan to shift resources into product lines that are more consistent with our growth strategy. The actions within this plan related to a workforce reduction resulting from reorganization activities within our Life and Analytical Sciences segment. As a result of this plan, we recognized a pre-tax restructuring charge of $4.4 million during the first quarter of 2007. We completed notifying affected employees on March 30, 2007 and anticipate that the remaining payments of $1.4 million will be completed by the end of the first quarter of fiscal year 2008.

Leadership Succession Plan:

We announced on July 26, 2007 that the Board had approved a leadership succession plan. On July 25, 2007, the Board elected Robert F. Friel to the position of President and Chief Operating Officer of the Company, effective August 1, 2007. Mr. Friel had previously served as Vice Chairman of the Company and President of our Life and Analytical Sciences Strategic Business Unit and he remains a director of the Company. It is expected that the Board will elect Mr. Friel Chief Executive Officer in February 2008. Mr. Summe will remain Chief Executive Officer until Mr. Friel is appointed to that position, at which time Mr. Summe will be appointed Executive Chairman. As Executive Chairman, Mr. Summe will continue to work with the Company as directed by the Board at a reduced schedule until the earlier of April 21, 2009 or the date of the Company’s 2009 annual meeting of shareholders (the “2009 Meeting Date”). The Board intends that Mr. Summe will also remain a director of the Company until the 2009 Meeting Date, at which time Mr. Summe will step down as Chairman and as a member of the Board.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, allowances for doubtful accounts, inventory valuation, business combinations, value of long-lived assets, including intangibles, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) (the “2006 Form 10-K”).

Consolidated Results of Continuing Operations

Sales

Sales for the three months ended September 30, 2007 were $435.7 million, versus $386.9 million for the three months ended October 1, 2006, an increase of $48.8 million, or 13%. Changes in foreign exchange and acquisitions contributed approximately 4% and 3%, respectively, to the increase in revenue for the three months ended September 30, 2007, as compared to the three months ended October 1, 2006. This total increase in sales reflects a $35.8 million, or 13%, increase in our Life and Analytical Sciences segment sales, which includes an approximate 4% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 4% increase from acquisitions compared to the three months ended October 1, 2006. Our Optoelectronics segment sales grew $12.9 million, or 13%, including an approximate 3% increase in sales attributable to favorable changes in foreign exchange rates compared to the three months ended October 1, 2006.

Sales for the nine months ended September 30, 2007 were $1,275.9 million, versus $1,119.4 million for the nine months ended October 1, 2006, an increase of $156.5 million, or 14%. Changes in foreign exchange and acquisitions each contributed approximately 3% to the increase in revenue for the nine months ended September 30, 2007, as compared to the nine months ended October 1, 2006. This increase in sales reflects a $121.2 million, or 15%, increase in our Life and Analytical Sciences segment sales, which includes an approximate 5% increase from acquisitions and an approximate 4% increase in sales attributable to favorable changes in foreign exchange rates compared to the nine months ended October 1, 2006. Our Optoelectronics segment sales grew $35.2 million, or 12%, including an approximate 2% increase in sales attributable to favorable changes in foreign exchange rates compared to the nine months ended October 1, 2006.

Cost of Sales

Cost of sales for the three months ended September 30, 2007 was $257.2 million, versus $231.0 million for the three months ended October 1, 2006, an increase of approximately $26.2 million, or 11%. As a percentage of sales, cost of sales decreased to 59.0% in the three months ended September 30, 2007 from 59.7% in the three months ended October 1, 2006, resulting in an increase in gross margin of 70 basis points to 41.0% in the three months ended September 30, 2007, from 40.3% in the three months ended October 1, 2006. Amortization of intangible assets increased due to the acquisitions completed in 2006 and 2007 and was $8.5 million for the three months ended September 30, 2007 as compared to $7.4 million for the three months ended October 1, 2006. The amortization of purchase accounting adjustments to record the inventory from the Euroscreen acquisition was approximately $0.4 million for the three months ended September 30, 2007. Stock option expense was $0.4 million and $0.5 million for the three months ended September 30, 2007 and October 1, 2006, respectively. The increase in gross margin was primarily attributable to net productivity and capacity improvements within both segments, partially offset by an increase in amortization expense and purchase accounting adjustments. Movement in foreign exchange increased cost of sales, but had a minimal impact on gross margin.

Cost of sales for the nine months ended September 30, 2007 was $764.7 million, versus $670.2 million for the nine months ended October 1, 2006, an increase of approximately $94.5 million, or 14%. As a percentage of sales, cost of sales was 59.9% in each of the nine months ended September 30, 2007 and October 1, 2006, resulting in gross margin of 40.1% in each of the nine months ended September 30, 2007 and October 1, 2006. Amortization of intangible assets increased due to the acquisitions completed in 2006 and 2007 and was $25.6 million for the nine months ended September 30, 2007 as compared to $21.6 million for the nine months ended October 1, 2006. The amortization of purchase accounting adjustments to record the inventory from the Evotec, Euroscreen and Improvision acquisitions was approximately $2.5 million for the nine months ended September 30, 2007. Stock option expense was $0.9 million and $0.8 million for the nine months ended September 30, 2007 and October 1, 2006, respectively. Apart from an increase in amortization expense, purchase accounting adjustments and stock option expense, gross margin increased as a result of net productivity and capacity improvements within both segments, partially offset by pressures in our laboratory services business as a result of entering into several large new contracts requiring an increase in start-up investment in the first six months of 2007 and a one-time charge related to flash module contracts in our Optoelectronics segment. Movement in foreign exchange increased cost of sales, but had a minimal impact on gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2007 were $106.4 million as compared to $94.7 million for the three months ended October 1, 2006, an increase of approximately $11.7 million. As a percentage of sales, selling, general and administrative expenses were 24.4% for the period ended September 30, 2007, compared to 24.5% in the three months ended October 1, 2006. This $11.7 million increase was primarily the result of increased headcount and employee related expenses to support our sales initiatives, increased sales and marketing expenses to support recent acquisitions, business development expenses, amortization expense related to the acquisitions completed in 2006 and 2007 and foreign exchange, partially offset by a decrease in stock option expense. Amortization of intangible assets was $1.8 million for the three months ended September 30, 2007 as compared to $1.1 million for the three months ended October 1, 2006. Stock option expense was $1.9 million and $2.4 million for the three months ended September 30, 2007 and October 1, 2006, respectively.

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $317.5 million as compared to $277.2 million for the nine months ended October 1, 2006, an increase of approximately $40.4 million. As a percentage of sales, selling, general and administrative expenses were 24.9% for the period ended September 30, 2007, compared to 24.8% in the nine months ended October 1, 2006. This $40.4 million increase was primarily the result of increased headcount and employee related expenses to support our sales initiatives, increased sales and marketing expenses to support recent acquisitions, business development expenses, amortization expense related to the acquisitions completed in 2006 and 2007 and foreign exchange, slightly offset by a decrease in stock option expense. Amortization of intangible assets was $5.1 million for the nine months ended September 30, 2007 as compared to $1.6 million for the nine months ended October 1, 2006. Stock option expense was $5.4 million and $5.5 million for the nine months ended September 30, 2007 and October 1, 2006, respectively.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2007 were $27.7 million versus $24.8 million for the three months ended October 1, 2006, an increase of $2.9 million, or 12%. As a percentage of sales, research and development expenses were 6.4% in each of the three months ended September 30, 2007 and October 1, 2006. We directed research and development efforts similarly during 2007 and 2006, primarily toward genetic screening, biopharmaceutical, and environmental and chemical end markets within our Life and Analytical Sciences segment and medical digital imaging and flash technology within our Optoelectronics segment in order to help accelerate our growth initiatives. Amortization of intangible assets was $0.4 million for the three months ended September 30, 2007 as compared to $0.5 million for the three months ended October 1, 2006. Research and development expenses also included stock option expense of $0.1 million and $0.2 million for the three months ended September 30, 2007 and October 1, 2006, respectively.

Research and development expenses for the nine months ended September 30, 2007 were $82.8 million versus $72.6 million for the nine months ended October 1, 2006, an increase of $10.2 million, or 14%. As a percentage of sales, research and development expenses were 6.5% in each of the nine months ended September 30, 2007 and October 1, 2006. Amortization of intangible assets was $1.2 million for the nine months ended September 30, 2007 as compared to $1.0 million for the nine months ended October 1, 2006. Research and development expenses also included stock option expense of $0.4 million and $0.5 million for the nine months ended September 30, 2007 and October 1, 2006, respectively.

In-process Research and Development Charge

IPR&D charge for the nine months ended September 30, 2007 was $1.5 million, which related to the acquisitions of Evotec and Euroscreen. In determining the value of the in-process projects, we considered, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. We utilized the discounted cash flow method to value the IPR&D, using a discount rate equivalent to the relative risk of the asset, including the uncertainty of technological feasibility and successful launch. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We believe that the estimated purchased research and development amounts so determined represent the fair value at the acquisition date and the amount represents management’s best estimate of the amount a third party would pay for the projects.

Gains on Settlement of Insurance Claim

During the second quarter of 2007, we settled an insurance claim resulting from a fire that occurred within our Life and Analytical Sciences facility in Boston, Massachusetts in March 2005. As a result of that settlement, we recorded gains of $15.3 million during the second quarter of 2007. We received the final settlement payment of $21.5 million in June 2007, and had previously received, during 2005 and 2006, a total of $35.0 million in advance payments towards costs incurred and for building, inventory and equipment damages. Of the $56.5 million in total settlement proceeds received, $25.6 million related to reimbursement of costs incurred; $23.7 million related to damages to the building, inventory and equipment; and $7.2 million related to business interruption costs which were recorded as reductions to cost of sales and selling, general and administrative expenses.

The building that was damaged by the March 2005 fire is currently not being used for operations and the associated depreciation has ceased. During the second quarter of 2007, we accrued $9.7 million representing our management’s estimate of the total cost for decommissioning the building, including environmental matters. We paid $2.6 million during the third quarter of 2007 towards decommissioning the building, and we anticipate that the remaining payments of $7.1 million will be completed by the end of fiscal year 2008.

Restructuring and Leasing (Reversals) Charges, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of our business units. Restructuring actions taken since 2002 were recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Details of these plans are discussed more fully in the 2006 Form 10-K.

The purpose of the restructuring plan approved in the first quarter of 2007, detailed below, was principally to shift resources into geographic regions and product lines that are more consistent with our growth strategy. The pre-tax restructuring activity associated with these plans has been reported as restructuring expenses as a component of operating expenses from continuing operations. We expect the impact of immediate and future cost savings from these restructuring activities on operating results and cash flows to be negligible as we have incurred and will incur offsetting costs.

A description of the restructuring plans and the activity recorded for the nine months ended September 30, 2007 are as follows:

Q1 2007 Plan

During the first quarter of 2007 we recognized a pre-tax restructuring charge of $4.4 million, which we refer to as the Q1 2007 Plan. The actions within the Q1 2007 Plan related to a workforce reduction resulting from reorganization activities within the Life and Analytical Sciences segment. We completed notifying affected employees on March 30, 2007.

The following table summarizes the components of the Q1 2007 Plan activity for the nine months ended September 30, 2007:

	Headcount	Severance
		(Dollars in thousands)
Balance at December 31, 2006	—	$—
Provision	60	4,438
Amounts paid	(48)	(3,075)

Balance at September 30, 2007	12	$1,363

We anticipate that the remaining payments of $1.4 million will be completed by the end of the first quarter of fiscal year 2008.

2001 to 2006 Restructuring and Integration Plans

The principal actions of these restructuring plans were workforce reductions related to the integration of our Life Sciences and Analytical Instruments businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Life and Analytical Sciences and Optoelectronics segments to shift resources into geographic regions and product lines that are more consistent with our growth strategy. For the nine months ended September 30, 2007, we paid $0.2 million related to these plans. As of September 30, 2007, we had approximately $2.6 million of remaining liabilities associated with 2001 to 2006 restructuring and integration plans, primarily relating to workforce severance benefits associated with the closure of our European manufacturing facility in the Life and Analytical Sciences segment and remaining lease obligations related to those closed facilities. The remaining terms of these leases vary in length and will be paid through fiscal year 2014. We anticipate that the remaining severance payments will be completed by the end of fiscal year 2008.

Lease Costs

To facilitate the sale of a business in 2001, we were required to guarantee the obligations that the buyer of the business assumed related to the lease for the building in which the business operates. The lease obligations continue through March 2011. While we assigned our interest in the lease to the buyer at the time of the sale of the business, in the event the buyer defaults under the lease, we are responsible for all remaining lease payments and certain other building related expenses. As an additional measure to facilitate the sale of the business, we obtained a letter of credit as partial security for a loan to the buyer, which could have been drawn upon by the buyer’s lender in the event the buyer was delinquent in repayment of the loan. During the second quarter of 2007, the lessor of the building began the process to evict the buyer as a result of unpaid lease payments and building expenses and sought reimbursement from us. As a result of this action, we recorded a charge of $4.5 million related to payments for this lease obligation and the potential drawdown of the letter of credit. During the third quarter of 2007, the buyer completed a recapitalization of the business with another lender. The proceeds of the recapitalization were used to pay off the remaining balance on the original securitized loan, as well as to make certain payments to the landlord for back rent and other obligations arising under the lease. We were also released from our obligation under the letter of credit on the original securitized loan. As a result of these actions, we recorded a reversal of $1.4 million related to payments for this lease obligation and the release of the letter of credit. The remaining accrual of $3.1 million was calculated based on the remaining lease and building obligations, reduced by estimated sublease rentals reasonably expected to be obtained for the property.

Interest and Other Expense (Income), Net

Interest and other expense (income), net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands)
Interest income	$(1,077)	$(1,919)	$(3,381)	$(7,654)
Interest expense	4,122	2,152	9,886	6,689
Gains on dispositions of investments, net	(161)	(980)	(697)	(1,913)
Other expense, net	2,396	524	5,668	4,296

Total interest and other expense (income), net	$5,280	$(223)	$11,476	$1,418

For the three months ended September 30, 2007, interest and other expense (income), net was $5.3 million of expense versus $0.2 million of income for the three months ended October 1, 2006, an increase in expense of approximately $5.5 million. The increase in interest and other expense (income), net, for the three months ended September 30, 2007 as compared to the three months ended October 1, 2006 was primarily due to lower outstanding cash balances and higher outstanding debt balances. Interest income decreased $0.8 million due to lower overall cash balances and interest expense increased $2.0 million due to higher outstanding debt balances, as well as increased borrowing rates. We also recognized a net gain on dispositions of investments of $0.2 million associated with the dissolution of certain investments. Other expenses for the three months ended September 30, 2007 as compared to the three months ended October 1, 2006 increased by $1.9 million, and consisted primarily of expense related to foreign currency translation.

For the nine months ended September 30, 2007, interest and other expense, net was $11.5 million versus $1.4 million for the nine months ended October 1, 2006, an increase of $10.1 million. The increase in interest and other expense, net, for the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006 was primarily due to the lower outstanding cash balances. Interest income decreased $4.3 million due to lower overall cash balances and interest expense increased $3.2 million due to higher outstanding debt balances, as well as increased borrowing rates. We also recognized a net gain on dispositions of investments of $0.7 million associated with the dissolution of certain investments. Other expenses for the nine months ended September 30, 2007 and October 1, 2006 increased by $1.4 million, and consisted primarily of expense related to foreign currency translation and business development related costs. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

Provision for Income Taxes

The provision for income taxes from continuing operations was $9.5 million for the three months ended September 30, 2007, as compared to a provision of $7.8 million for the three months ended October 1, 2006. The provision for income taxes from continuing operations was $26.4 million for the nine months end September 30, 2007, as compared to a provision of $22.5 million for the nine months ended October 1, 2006. The effective tax rate from continuing operations was 23.3% and 25.0% for the three and nine months ended September 30, 2007, respectively, as compared to 21.3% and 22.6% for the three and nine months ended October 1, 2006, respectively. The higher effective tax rate in 2007 was primarily due to (i) the non-deductible IPR&D charge of $1.5 million recorded in the nine months ended September 30, 2007; (ii) the discrete accrual of interest expense as a result of the adoption of the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 in the nine months ended September 30, 2007; (iii) the accrual of U.S. taxes on the $15.3 million gains on the settlement of an insurance claim for the nine months ended September 30, 2007; and (iv) changes in our forecasted geographic distribution of earnings.

Discontinued Operations

As part of our continued efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2006.

We recorded the following gains and losses, which have been reported as the gain (loss) on dispositions of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands)
Gain on the sale of Semiconductor business	$1	$—	$87	$3,750
(Loss) gain on the sale of Aerospace business	—	(11)	267	(1,288)
Gain (loss) on the sale of Fluid Testing business	—	—	35	(234)
Loss on the sale of Lithography business	(124)	(1,079)	(544)	(1,481)
Gain on contract settlements associated with Technical Services business	—	467	884	853
Net gain (loss) on dispositions of other discontinued operations	19	100	(77)	(180)

Net (loss) gain on dispositions of discontinued operations before income taxes	(104)	(523)	652	1,420
Provision for (benefit from) income taxes	253	(1,361)	752	(205)

(Loss) gain on dispositions of discontinued operations, net of income taxes	$(357)	$838	$(100)	$1,625

In September 2005, our Board approved a plan to divest our Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In February 2006, we sold substantially all of the assets of our Semiconductor business for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. We recognized a pre-tax gain of $3.7 million, exclusive of additional contingent consideration, in the first nine months of 2006. We also finalized the net working capital adjustments associated with the sales of these businesses resulting in the recognition of losses of $1.3 million and $0.2 million relative to the Aerospace business and the Fluid Testing business, respectively, during the first nine months of 2006. During the first nine months of 2007, we settled various commitments related to the divestiture of the Fluid Sciences segment and recognized a pre-tax gain of $0.4 million.

During the first nine months of 2006, we substantially completed the remediation of an environmental matter within the Lithography business, resulting in recognition of a pre-tax loss of $1.5 million, with an additional loss of $0.5 million recognized in the first nine months of 2007.

We settled various claims under certain long-term contracts and transition services with our Technical Services business, which was sold in August 1999, resulting in recognition of a net pre-tax gain of gain of $0.9 million in each of the first nine months of 2006 and 2007.

During the first nine months of 2007, we settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax loss of $0.1 million.

During the third quarter of 2006 there was a $1.4 million tax benefit resulting from the inter-period allocation of income tax to the losses from the dispositions of discontinued operations.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands)
Sales	$—	$—	$—	$8,705
Costs and expenses	—	—	—	9,707

Operating loss from discontinued operations	—	—	—	(1,002)
Other expense, net	—	—	—	396

Loss from discontinued operations before income taxes	—	—	—	(1,398)
Benefit from income taxes	—	—	—	(373)

Loss from discontinued operations, net of income taxes	$—	$—	$—	$(1,025)

Contingencies

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party, or PRP, for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $4.1 million as of September 30, 2007, representing our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

We are under regular examination by tax authorities in the United States and other countries (such as France, Germany and the United Kingdom) in which we have significant business operations. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits as required by FIN No. 48. Adjustments are made to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in our judgment regarding that tax position; (ii) a tax position is ultimately settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position. As of September 30, 2007, we had $14.9 million of FIN No. 48 accrued tax liabilities, including interest, net of tax benefits, and penalties, which could be resolved within the next year as a result of the completion of various income tax audits. Depending on the ultimate resolution, we estimate that the effect on the continuing operations effective tax rate could be a tax benefit.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We have established accruals for potential losses that we believe are probable and reasonably estimable. In the opinion of our management, based on our review of the information available at this time, the total cost of resolving these other contingencies at September 30, 2007, should not have a material adverse effect on our consolidated financial statements.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

Sales for the three months ended September 30, 2007 were $319.3 million, versus $283.5 million for the three months ended October 1, 2006, an increase of $35.8 million, or 13%, which includes an approximate 4% increase from acquisitions and an approximate 4% increase in sales attributable to favorable changes in foreign exchange rates. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the three months ended September 30, 2007, as compared to the three months ended October 1, 2006, and includes the effect of foreign exchange rate fluctuations and acquisitions. Our laboratory service sales increased by $12.7 million, sales to genetic screening customers increased by $8.9 million, sales to biopharmaceutical customers increased by $8.9 million, and sales to environmental and chemical analysis customers increased by $5.3 million. Sales by type of product included increases in consumables and reagents of $15.4 million, sales of service of $12.7 million, and instruments of $7.8 million.

Sales for the nine months ended September 30, 2007 were $945.2 million, versus $823.9 million for the nine months ended October 1, 2006, an increase of $121.2 million, or 15%, which includes an approximate 5% increase from acquisitions and an approximate 4% increase in sales attributable to favorable changes in foreign exchange rates. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the nine months ended September 30, 2007, as compared to the nine months ended October 1, 2006, and includes the effect of foreign exchange rate fluctuations and acquisitions. Our laboratory service sales increased by $39.6 million, sales to genetic screening customers increased by $30.7 million, sales to environmental and chemical analysis customers increased by $26.5 million, and sales to biopharmaceutical customers increased by $24.4 million. Sales by type of product included increases in instruments of $43.6 million, sales of service of $39.6 million, and consumables and reagents of $38.1 million.

Operating profit for the three months ended September 30, 2007 was $29.3 million, as compared to $25.3 million for the three months ended October 1, 2006, an increase of $4.0 million, or 16%. Operating profit in the three months ended September 30, 2007, as compared to the three months ended October 1, 2006, increased as a result of increased sales volume and an increase in gross margin, partially offset by an increase in amortization expense and purchase accounting adjustments. Amortization of intangible assets increased due to the acquisitions completed in 2006 and 2007 and was $10.1 million for the three months ended September 30, 2007, as compared to $8.4 million for the three months ended October 1, 2006. Amortization of purchase accounting adjustments to record the inventory from the Euroscreen acquisition was $0.4 million for the three months ended September 30, 2007. The increase in gross margin was primarily a result of productivity and capacity improvements, partially offset by an increase in amortization expense and purchase accounting adjustments. Stock option expense was $0.8 million and $1.0 million for the three months ended September 30, 2007 and October 1, 2006, respectively.

Operating profit for the nine months ended September 30, 2007 was $88.8 million, as compared to $74.4 million for the nine months ended October 1, 2006, an increase of $14.4 million, or 19%. Operating profit in the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006 increased as a result of increased sales volume and gains on the settlement of an insurance claim, partially offset by an increase in amortization expense, purchase accounting adjustments and restructuring and lease charges. The gains on the settlement of the insurance claim for the March 2005 fire in our Boston, Massachusetts facility were $15.3 million for the nine months ended September 30, 2007. Amortization of intangible assets increased due to the acquisitions completed in 2006 and 2007 and was $29.9 million for the nine months ended September 30, 2007, as compared to $22.3 million for the nine months ended October 1, 2006. Amortization of purchase accounting adjustments to record the inventory and IPR&D from the Evotec, Euroscreen and Improvision acquisitions was $2.5 million and $1.5 million, respectively, for the nine months ended September 30, 2007. Restructuring and lease charges were $4.4 million for the first nine months ended September 30, 2007 as a result of our Q1 2007 Plan. Stock option expense was $2.3 million for each the nine months ended September 30, 2007 and October 1, 2006. Apart from an increase in amortization expense, purchase accounting adjustments and stock option expense, gross margin was unchanged as productivity and capacity improvements were offset by pressures in our laboratory services business as a result of entering into several large new contracts requiring an increase in start-up investment in the first six months of 2007.

Optoelectronics

Sales for the three months ended September 30, 2007 were $116.3 million, versus $103.4 million for the three months ended October 1, 2006, an increase of $12.9 million, or 13%, which includes an approximate 3% increase in sales attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected sales by product type for the three months ended September 30, 2007, as compared to the three months ended October 1, 2006, and includes the effect of foreign exchange fluctuations. The increase in sales was primarily due to a $6.8 million increase in digital imaging products due to the performance of our amorphous silicon business and an increase in specialty lighting products of $4.8 million primarily due to the performance of photoflash products.

Sales for the nine months ended September 30, 2007 were $330.7 million, versus $295.5 million for the nine months ended October 1, 2006, an increase of $35.2 million, or 12%, which includes an approximate 2% increase in sales attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected sales by product type for the nine months ended September 30, 2007, as compared to the nine months ended October 1, 2006, and includes the effect of foreign exchange fluctuations. The increase in sales was primarily due to a $22.4 million increase in digital imaging products due to the performance of our amorphous silicon business and an increase in specialty lighting products of $10.4 million primarily due to the performance of photoflash products.

Operating profit for the three months ended September 30, 2007 was $24.6 million, versus $20.1 million for the three months ended October 1, 2006, an increase of $4.5 million, or 22%. The increase in operating profit in the three months ended September 30, 2007, as compared to the three months ended October 1, 2006, was primarily the result of increased sales volume. Restructuring and lease reversals of $1.4 million for the three months ended September 30, 2007 also contributed to the increase in operating profit and were related to lease costs associated with the sale of a business from 2001. Amortization of intangible assets was $0.7 million and $0.6 million for the three months ended September 30, 2007 and October 1, 2006, respectively. Stock option expense was $0.4 million for each of the three months ended September 30, 2007 and October 1, 2006.

Operating profit for the nine months ended September 30, 2007 was $53.8 million, versus $50.2 million for the nine months ended October 1, 2006, an increase of $3.6 million, or 7%. The increase in operating profit in the nine months ended September 30, 2007, as compared to the nine months ended October 1, 2006, was primarily the result of increased sales volume and an increase in gross margin, partially offset by restructuring and lease charges. Restructuring and lease charges, net of reversals, were $3.1 million for the nine months ended September 30, 2007, as a result of lease costs associated with the sale of a business from 2001. The increase in gross margin was primarily attributable to capacity and productivity improvements made within the amorphous silicon business, partially offset by a one-time charge related to flash module contracts. Amortization of intangible assets was $2.0 million and $1.9 million for the nine months ended September 30, 2007 and October 1, 2006, respectively. Stock option expense was $1.1 million for each of the nine months ended September 30, 2007 and October 1, 2006.

Liquidity and Capital Resources

We require cash to complete our tender offer for shares of ViaCell, pay our operating expenses, make capital expenditures, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are from our operations and the capital markets, particularly the debt markets. In the near term, we anticipate that our operations will generate sufficient cash to fund our operating expenses, capital expenditures, interest payments on our debt and dividends on our common stock. In the long-term, we expect to use internally generated funds and external sources to satisfy our debt and other long-term liabilities.

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

On November 6, 2006, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board and may be suspended or discontinued at any time. During the first quarter of 2007, we repurchased in the open market 2.5 million shares of our common stock at an aggregate cost of $60.0 million, including commissions, under the Repurchase Program. During the second quarter of 2007, we repurchased in the open market approximately 3.5 million shares of our common stock at an aggregate cost of $87.1 million, including commissions, under the Repurchase Program. During the third quarter of 2007, we repurchased in the open market approximately 1.1 million shares of our common stock at an aggregate cost of $28.9 million, including commissions, under the Repurchase Program. From October 1, 2007 through November 7, 2007, we repurchased approximately 0.3 million shares of our common stock in the open market under the Repurchase Program at an aggregate cost of $7.9 million, including commissions. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. Any repurchased shares will be available for use in connection with corporate programs. If we continue to repurchase shares, the repurchase program will be funded using our existing financial resources, including cash and cash equivalents and our existing amended senior unsecured revolving credit facility.

At September 30, 2007, we had cash and cash equivalents of approximately $160.9 million and an amended credit facility with $239.0 million available for additional borrowing. In connection with the anticipated acquisition of ViaCell, we may enter into an unsecured interim credit facility. We will consider drawing on the unsecured interim credit facility in order to pay some or all of the consideration for the anticipated acquisition of ViaCell.

In connection with the settlement of an insurance claim resulting from a fire that occurred within our Life and Analytical Sciences facility in Boston, Massachusetts in March 2005, we have accrued $9.7 million during the second quarter of 2007, representing our management’s estimate of the total cost for decommissioning the building, including environmental matters. We paid $2.6 million during the third quarter of 2007 towards decommissioning the building, and we anticipate that the remaining payments of $7.1 million will be completed by the end of fiscal year 2008.

Cash Flows

Operating Activities. Net cash provided by continuing operations was $110.5 million for the nine months ended September 30, 2007, compared to net cash provided by continuing operations of $43.2 million for the nine months ended October 1, 2006, an increase of $67.3 million, driven primarily by the $0.3 million of divestiture tax payments that occurred in the nine months ended September 30, 2007 as compared to the $60.0 million of payments in the nine months ended October 1, 2006. The increase in cash provided by operating activities for the nine months ended September 30, 2007 was also driven by income from continuing operations of $79.2 million, depreciation and amortization of $57.1 million and restructuring and lease charges of $7.6 million. These amounts were partially offset by $15.3 million of gains from the settlement of an insurance claim and a net increase in working capital of $8.5 million. Contributing to the net increase in working capital for the nine months ended September 30, 2007, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts payable of $1.9 million and an increase in inventory of $8.9 million, offset by a decrease in accounts receivable of $2.3 million. Strong performance in accounts receivable collections in the Life and Analytical Sciences segment was offset by increased accounts payable disbursements in both the Life and Analytical Sciences and Optoelectronics segments. We increased inventory to support revenue growth within both the Life and Analytical Sciences and Optoelectronics segments. There was no incremental use of our accounts receivable securitization facility for the nine months ended September 30, 2007, which totaled $45.0 million at both September 30, 2007 and December 31, 2006. Changes in accrued expenses, other assets and liabilities and other items totaled $9.3 million for the nine months ended September 30, 2007, and primarily related to timing of payments for tax, restructuring and salary and benefits. Included in the $9.3 million change above are the revaluation of acquired inventory of $2.5 million, the IPR&D costs of $1.5 million and the net gain from settlement of investments of $0.7 million.

Investing Activities. Net cash used in continuing operations investing activities was $69.7 million for the nine months ended September 30, 2007, compared to $94.5 million of cash used in continuing operations investing activities for the nine months ended October 1, 2006. Included for the nine months ended September 30, 2007 were payments of $1.1 million related to business development costs. In addition, we used $38.0 million of net cash for acquisitions and used $6.0 million in related transaction costs, earn-out payments, acquired licenses and other costs in connection with these and other transactions. Capital expenditures for the nine months ended September 30, 2007 were $38.0 million, mainly in the areas of tooling and other capital equipment purchases, in addition to facility improvements within our Optoelectronics segment. These cash outflows were partially offset by $10.8 million received from the settlement of an insurance claim, $1.6 million from the surrender of life insurance policies and $1.0 million from the sale of investments.

Financing Activities. Net cash used in continuing operations financing activities was $77.5 million for the nine months ended September 30, 2007, compared to $253.7 million of cash used in continuing operations financing activities for the nine months ended October 1, 2006. For the nine months ended September 30, 2007, we repurchased in the open market approximately 7.1 million shares of our common stock at a total cost of $176.0 million, including commissions. This compares to repurchases for the nine months ended October 1, 2006 of $190.1 million. These uses of cash were offset in part by proceeds from common stock option exercises of $30.2 million and the related tax benefit of $6.0 million. Debt borrowings from our amended senior unsecured revolving credit facility for the nine months ended September 30, 2007 totaled $271.5 million, offset by debt reductions of $182.4 million. This compares to debt reductions for the nine months ended October 1, 2006 of $56.6 million. In addition, we paid $25.4 million in dividends for the nine months ended September 30, 2007.

Borrowing Arrangements

Amended Senior Unsecured Credit Facility. On August 13, 2007, we entered into an amended and restated senior unsecured revolving credit facility. The agreement for the facility provides for a $500.0 million committed unsecured revolving credit facility through August 13, 2012, and amends and restates in its entirety the senior credit agreement dated as of October 31, 2005. Letters of credit in the aggregate amount of approximately $15.0 million were issued under this previous facility, which are treated as issued under this amended facility. We use the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of September 30, 2007 was 40 basis points. The weighted average Eurocurrency interest rate as of September 30, 2007 was 5.13%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 5.53%. We had drawn down approximately $246.0 million of borrowings in U.S. Dollars under the facility as of September 30, 2007 with interest based on the above described Eurocurrency rate.

Our amended senior unsecured revolving credit facility contains covenants that require us to maintain specific financial ratios, including:

•	A maximum debt-to-capital ratio, and

•	A contingent maximum total leverage ratio, applicable if our credit rating is down-graded below investment grade.

We were in compliance with all applicable covenants as of September 30, 2007.

Off-Balance Sheet Arrangements

Receivables Securitization Facility

During 2001, we established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third party financial institution. Under this arrangement, we sold, on a revolving basis, certain of our accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third party financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. Our consolidated subsidiary retains the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts has been provided for on our balance sheet. The amount of receivables sold and outstanding with the third party financial institution may not exceed $65.0 million. Under the terms of this arrangement, our consolidated subsidiary retains collection and administrative responsibilities for the balances. The amount of receivables sold to the consolidated subsidiary was $73.5 million as of September 30, 2007 and $67.8 million as of December 31, 2006. At each of September 30, 2007 and December 31, 2006, an undivided interest of $45.0 million in the receivables had been sold to the third party financial institution under this arrangement. The remaining interest in receivables of $28.5 million and $22.8 million that were sold to and held by the consolidated subsidiary were included in accounts receivable in the consolidated financial statements at September 30, 2007 and December 31, 2006, respectively.

The agreement requires the third party financial institution to be paid interest during the period from the date the receivable is sold to its maturity date. At September 30, 2007, the effective interest rate was LIBOR plus approximately 90 basis points. The servicing fees received constitute adequate compensation for services performed. No servicing asset or liability is therefore recorded. The agreement also includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At September 30, 2007, we had a senior unsecured credit rating of BBB with a stable outlook from Standard & Poor’s Rating Services, and of Baa3 with a stable outlook from Moody’s Investors Service. In January 2007, our consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization facility to January 25, 2008.

Dividends

Our Board declared regular quarterly cash dividends of seven cents per share in the first three quarters of 2007 and in each quarter of 2006.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2007:

	Operating Leases	Amended Sr. Unsecured Revolving Credit Facility Expiring 2012*	Other Revolving Credit Facilities*	Employee Benefit Plans	FIN No. 48 Liability**	Total
	(In thousands)
2007	$11,046	$—	$942	$4,904	$14,889	$31,781
2008	29,632	—	—	22,650	—	52,282
2009	21,649	—	—	23,166	—	44,815
2010	15,999	—	88	23,661	—	39,748
2011	12,490	—	—	24,435	—	36,925
Thereafter	120,873	246,000	—	135,405	—	502,278

Total	$211,689	$246,000	$1,030	$234,221	$14,889	$707,829

*	The credit facility borrowings carry variable interest rates; the amounts do not contemplate interest obligations.

**	The FIN No. 48 amount includes accrued interest, net of tax benefits, and penalties. We have excluded $47.5 million, including accrued interest, net of tax benefits, and penalties, from the amount related to our uncertain tax positions as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

Effects of Recently Adopted Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN No. 48 effective January 1, 2007. In accordance with FIN No. 48, we will continue to classify interest and penalties as a component of income tax expense. During the three and nine months ended September 30, 2007, we recognized approximately $1.3 million and $2.9 million, respectively, in interest and penalties in our total tax provision.

As a result of the adoption of FIN No. 48, we adjusted the estimated value of our uncertain tax positions and reduced our accrued liabilities by $3.6 million, which was accounted for as an increase to retained earnings as of January 1, 2007. As of the adoption date, we had gross tax effected unrecognized tax benefits of $48.5 million. $36.0 million of unrecognized tax benefits, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect goodwill and discontinued operations. We had accrued interest, net of tax benefits, and penalties related to the unrecognized tax benefits of $7.3 million, which is not included in the unrecognized tax benefits of $48.5 million.

As of September 30, 2007, we had $14.9 million of FIN No. 48 accrued tax liabilities, including interest, net of tax benefits, and penalties, which should be resolved within the next year as a result of the completion of various income tax audits. We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2002. The U.S. federal income tax returns for 2003 through 2005 are currently under examination. In addition, tax years ranging from 1997 through 2006 remain open to examination by various state and foreign tax jurisdictions.

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

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF No. 06-10”). EITF No. 06-10 provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. We will be required to adopt EITF No. 06-10 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of EITF No. 06-10 and have not yet determined the impact, if any, of its adoption on our consolidated financial statements.

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

Foreign Exchange Risk. The potential change in foreign currency exchange rates poses a substantial risk to us, as approximately 62% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain balance sheet foreign currency transaction exposures. We seek to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. For the nine months ended September 30, 2007, we did not engage in any designated cash flow hedges. Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $156.5 million as of September 30, 2007 and $198.1 million as of October 1, 2006. The approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days for both 2007 and 2006. However, we are able to partially mitigate the impact that fluctuations in currencies have on our net income as a result of our manufacturing facilities located in countries outside the U.S., material sourcing and other spending which occur in countries outside the U.S. resulting in a natural hedge. We do not enter into foreign currency derivative contracts for trading or other speculative purposes, nor do we use leveraged financial instruments.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of our quarter ended September 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We have established accruals for potential losses that we believe are probable and reasonably estimable. In the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at September 30, 2007 should not have a material adverse effect on our consolidated financial statements.

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

We have in the past, and may in the future, supplement our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as Evotec Technologies GmbH and Euroscreen Products S.A., acquired in January 2007, Improvision Ltd., acquired in March 2007, the remaining minority interest of PerkinElmer India Pvt. Ltd., acquired in June 2007 and the anticipated acquisition of ViaCell, Inc. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

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

The health care industry is highly regulated and if we fail to comply with its extensive system of laws and regulations, we could suffer fines and penalties or be required to make significant changes to our operations which could have a significant adverse effect on the results of our business operations.

The health care industry, including our genetic screening business, is subject to extensive and frequently changing federal, state and local laws and regulations. In addition, legislative provisions relating to healthcare fraud and abuse provide federal enforcement personnel with substantial powers and remedies to pursue suspected fraud and abuse. We believe that our business will continue to be subject to increasing regulation as the federal government continues to strengthen its position on healthcare fraud, the scope and effect of which we cannot predict. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could have a significant adverse effect on our business, financial condition, cash flows, results of operations and the trading price of our common stock.

Economic, political and other risks associated with foreign operations could adversely affect our international sales and profitability.

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the quarter ended September 30, 2007. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

Restrictions in our credit facility may limit our activities.

Our amended senior unsecured revolving credit facility contains, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. Our amended senior unsecured revolving credit facility includes restrictions on our ability and the ability of our subsidiaries to:

•	pay dividends on, redeem or repurchase our capital stock,

•	sell assets,

•	incur obligations that restrict their ability to make dividend or other payments to us,

•	guarantee or secure indebtedness,

•	enter into transactions with affiliates, and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

We are also required to meet specified financial ratios under the terms of our amended senior unsecured revolving credit facility. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition.

Our failure to comply with any of these restrictions in our amended senior unsecured revolving credit facility may result in an event of default under that facility, which could permit acceleration of the debt under that facility, and require us to prepay that debt before its scheduled due date.

We will consider drawing on the potential unsecured interim credit facility in order to pay some or all of the consideration for the anticipated acquisition of ViaCell. This interim credit facility would mature on March 31, 2008, at which point all amounts outstanding are due in full. We may be unable to refinance this indebtedness on financially attractive terms, or at all. If we are unable to refinance this credit facility prior to its maturity on March 31, 2008, we may be unable to repay the outstanding balance due on the facility at that time, which could result in an event of default under that facility, and a cross-default under our senior unsecured revolving credit facility.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of September 30, 2007, our total assets included $1.6 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible.

Adverse changes in our business or the failure to grow our Life and Analytical Sciences segment may result in impairment of our intangible assets which could adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2007 – July 29, 2007	0	$0.00	0	4,031,700
July 30, 2007 – August 26, 2007	1,081,300	26.69	1,081,300	2,950,400
August 27, 2007 – September 30, 2007	1,192	27.93	1,192	2,949,208

Activity for quarter ended September 30, 2007	1,082,492	$26.69	1,082,492	2,949,208

(1)	On November 6, 2006, we announced that our Board of Directors (the “Board”) authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board and may be suspended or discontinued at any time. During the first quarter of 2007, we repurchased in the open market 2,500,000 shares of our common stock at an aggregate cost of $60.0 million, including commissions, under the Repurchase Program. During the second quarter of 2007, we repurchased in the open market 3,468,300 shares of our common stock at an aggregate cost of $87.1 million, including commissions, under the Repurchase Program. During the third quarter of 2007, we repurchased in the open market 1,082,492 shares of our common stock at an aggregate cost of $28.9 million, including commissions, under the Repurchase Program. From October 1, 2007 through November 7, 2007, we repurchased approximately 0.3 million shares of our common stock in the open market under the Repurchase Program at an aggregate cost of $7.9 million, including commissions.

Item 6.	Exhibits

10.1	Fourteenth Amendment, dated as of August 30, 2007, to the Receivables Sale Agreement, dated as of December 21, 2001, by and among PerkinElmer Receivables Company, as Seller, PerkinElmer, Inc., as Initial Collection Agent, the Committed Purchasers, Windmill Funding Corporation, and ABN AMRO Bank N.V., as agent for the Purchasers, is attached hereto as Exhibit 10.1.

10.2	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards with performance-based vesting under the 2005 Incentive Plan, is attached hereto as Exhibit 10.2.

10.3	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards with time-based vesting under the 2005 Incentive Plan, is attached hereto as Exhibit 10.3.

10.4	Form of Restricted Stock Unit Agreement given by PerkinElmer, Inc. to its executive officers under the 2005 Incentive Plan, is attached hereto as Exhibit 10.4.

10.5	Second Amended and Restated Employment Agreement between PerkinElmer, Inc. and Gregory L. Summe, dated as of July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.6	Credit Agreement, dated as of August 13, 2007, among PerkinElmer, Inc. and Wallac Oy as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc. and HSBC Bank USA, National Association, as Co-Syndication Agents, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Lenders party thereto, filed with the Securities and Exchange Commission on August 17, 2007 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.7	Agreement and Plan of Merger among PerkinElmer, Inc., Victor Acquisition Corp., and ViaCell, Inc., dated as of October 1, 2007, filed with the Securities and Exchange Commission on October 2, 2007 as Exhibit 2.1 to our current report on Form 8-K and herein incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ JEFFREY D. CAPELLO
Jeffrey D. Capello Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 8, 2007

PERKINELMER, INC.

By:	/s/ MICHAEL L. BATTLES
Michael L. Battles Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

November 8, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Name

10.1	Fourteenth Amendment, dated as of August 30, 2007, to the Receivables Sale Agreement, dated as of December 21, 2001, by and among PerkinElmer Receivables Company, as Seller, PerkinElmer, Inc., as Initial Collection Agent, the Committed Purchasers, Windmill Funding Corporation, and ABN AMRO Bank N.V., as agent for the Purchasers, is attached hereto as Exhibit 10.1.

10.2	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards with performance-based vesting under the 2005 Incentive Plan, is attached hereto as Exhibit 10.2.

10.3	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards with time-based vesting under the 2005 Incentive Plan, is attached hereto as Exhibit 10.3.

10.4	Form of Restricted Stock Unit Agreement given by PerkinElmer, Inc. to its executive officers under the 2005 Incentive Plan, is attached hereto as Exhibit 10.4.

10.5	Second Amended and Restated Employment Agreement between PerkinElmer, Inc. and Gregory L. Summe, dated as of July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.6	Credit Agreement, dated as of August 13, 2007, among PerkinElmer, Inc. and Wallac Oy as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc. and HSBC Bank USA, National Association, as Co-Syndication Agents, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Lenders party thereto, filed with the Securities and Exchange Commission on August 17, 2007 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.7	Agreement and Plan of Merger among PerkinElmer, Inc., Victor Acquisition Corp., and ViaCell, Inc., dated as of October 1, 2007, filed with the Securities and Exchange Commission on October 2, 2007 as Exhibit 2.1 to our current report on Form 8-K and herein incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.