Form 10-K
period 2007-12-30
PERKINELMER INC
filed 2008-02-28
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☑        No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        Yes ☐        No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐        No ☑

The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on June 29, 2007, was $3,037,209,217, based upon the last reported sale of $26.06 per share of common stock on June 29, 2007.

As of February 26, 2008, there were outstanding 117,625,212 shares of common stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business

Overview

We are a leading provider of technology, services and solutions to the diagnostics, detection and analysis and photonics markets. We design, manufacture, market and service components, systems and products in two reporting segments:

•

Life and Analytical Sciences. We are a leading provider of analysis tools, including instruments, reagents, software, and consumables, to the analytical sciences, genetic screening, BioDiscovery and laboratory services markets.

•	Optoelectronics. We provide a broad range of medical imaging, optical sensor and specialty lighting components used in medical, consumer products and other specialty end markets.

The health sciences markets include all of the businesses in our Life and Analytical Sciences segment and our medical imaging business, as well as elements of the medical sensors and lighting businesses in our Optoelectronics segment. The photonics markets include the remaining businesses in our Optoelectronics segment.

In fiscal 2007, we had $1,787.3 million in sales from continuing operations.

We are a Massachusetts corporation, founded in 1947. Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 150 countries. As of December 30, 2007, we had approximately 8,700 employees. Our common stock is listed on the New York Stock Exchange, and we are a component of the S&P 500 Index.

We maintain a website with the address http://www.perkinelmer.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission.

Our Strategy

Our strategy is focused on providing innovative products, applications, and services that drive productivity improvements in targeted high growth market segments and developing value-added applications and solutions to foster continued market development and expansion. For example, during 2007, we launched EcoAnalytix™, a global initiative to provide product, training, support and service offerings targeting food safety, water quality and biofuels development applications. To execute on our strategy and drive higher revenue growth, we focus on broadening our product and service offerings through the acquisition of innovative technology and expenditures for research and development. Our strategy includes:

•	Accelerating innovation through both internal research and development and the pursuit of third-party collaborations and alliances;

•	Achieving significant growth in both of our segments through strategic acquisitions and licensing;

•	Strengthening our position within key markets, by expanding our product and service offerings and maintaining superior product quality;

•	Utilizing our share repurchase programs to help drive shareholder value; and

•	Attracting, retaining and developing talented and motivated employees.

Recent Developments

As part of our strategy to grow our core businesses, we have taken the following actions in 2007:

Acquisitions:

Newborn Metabolic Screening Business from Pediatrix Medical Group, Inc. In December 2007, we entered into an agreement to acquire the outstanding stock of Pediatrix Screening, Inc., which constitutes the newborn metabolic screening (“NMS”) business of Pediatrix Medical Group, Inc. The NMS business provides neonatal screening and consultative services to hospitals, medical groups and various states. This acquisition is intended to expand our capabilities to supply state laboratories and other agencies with comprehensive newborn screening solutions. This transaction is expected to close during the first quarter of 2008.

ViaCell, Inc. In November 2007, our wholly owned subsidiary completed a tender offer for all of the outstanding shares of common stock of ViaCell, Inc. (“ViaCell”), at a price of $7.25 per share. ViaCell specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. Through the tender offer, our wholly owned subsidiary acquired more than 90% of the outstanding shares of common stock of ViaCell. We acquired the remaining outstanding shares of ViaCell by means of a merger of our wholly owned subsidiary with and into ViaCell, as a result of which ViaCell became our wholly owned subsidiary. The addition of ViaCell’s ViaCord® product offering for the preservation of umbilical cord blood, and its sales and marketing organization, is expected to facilitate the expansion of our neonatal and prenatal businesses. Aggregate consideration for this transaction was approximately $295.8 million in cash, which excludes $31.8 million in acquired cash. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Following the ViaCell acquisition, we committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions. As of December 30, 2007, we recorded $1.2 million of severance liabilities with a corresponding adjustment to goodwill in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). We had not finalized the preliminary integration plan as of December 30, 2007, but we expect to complete the plan no later than one year from the date of acquisition.

Following the ViaCell acquisition, our Board of Directors (the “Board”) approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focuses on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focuses on the development of therapeutic uses of unrestricted somatic stem cells derived from umbilical cord blood, including the areas of cancer, cardiac disease and diabetes. We have determined that both businesses do not strategically fit with the other products offered by the Life and Analytical Sciences segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete in the marketplace with larger companies which focus on the market for such products. We are actively marketing and are currently committed to a plan to sell both of these businesses. We have classified the results of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements.

Remaining minority interest of PerkinElmer India Pvt. Ltd. In June 2007, we acquired the remaining minority interest in PerkinElmer India Pvt. Ltd. (“PKI India”), a direct sales, service and marketing operation targeting India’s life science and analytical instrumentation markets, from Labindia Instruments Pvt. Ltd. The acquisition establishes PKI India as our wholly owned subsidiary. Consideration for this transaction was approximately $1.3 million in cash plus potential additional consideration of approximately $0.7 million, of which we paid $0.2 million during the fiscal year 2007. We expect to pay the remaining $0.5 million in quarterly installments through the first quarter of 2008. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Improvision Ltd. In March 2007, we acquired the stock of Improvision Ltd. (“Improvision”), a leading provider of cellular imaging software and integrated hardware solutions used in life sciences research. We expect that the addition of Improvision’s imaging and analysis software to our high content screening systems will provide customers with powerful imaging solutions for analyzing cellular events, from real-time imaging of live cells to rapid high content screening of multiple samples. Consideration for this transaction was approximately $23.6 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us. During 2007, we paid $0.6 million for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Euroscreen Products S.A. In January 2007, we acquired the stock of Euroscreen Products S.A. (“Euroscreen”), a developer of the AequoScreen™ cellular assay platform. The AequoScreen™ platform from Euroscreen is based on an innovative luminescence technology that generates higher quality data, while reducing the number of false positives in G protein-coupled receptor (“GPCR”) screening applications. Consideration for this transaction was approximately $18.1 million in cash. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Evotec Technologies GmbH. In January 2007, we acquired the stock of Evotec Technologies GmbH (“Evotec”). The acquisition is intended to allow us to provide our customers in the pharmaceutical, biotechnology and academic arenas with Evotec’s high content screening instruments and software. These analysis tools determine the composition of cells and cell structure, a critical step in moving potential drug targets quickly through the discovery process. Consideration for this transaction was approximately $33.0 million in cash, which was paid in fiscal year 2006. During 2007, we received $1.2 million for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

The operations for each of these acquisitions completed during fiscal 2007 have been reported within the results of our Life and Analytical Sciences segment from the acquisition date.

We took the following actions in 2007 to further focus our core businesses:

Share Repurchase Program:

On November 6, 2006, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal 2007, we repurchased in the open market approximately 8.1 million shares of our common stock at an aggregate cost of $203.0 million, including commissions, under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Restructuring:

During fiscal 2007, we incurred $14.4 million in pre-tax restructuring and lease charges. During the first and fourth quarters of 2007, our management approved separate plans for workforce reductions in several locations and partial closure of a facility. The purpose of the restructuring plans approved in the first and fourth quarters of 2007 was principally to shift resources into geographic regions and product lines that are more consistent with our growth strategy. The pre-tax restructuring activity associated with these plans has been reported as restructuring expenses as a component of operating expenses from continuing operations. We expect the impact of immediate and future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we have incurred and will incur offsetting costs.

Leadership Succession Plan:

We announced on July 26, 2007 that our Board had approved a leadership succession plan. On July 25, 2007, our Board elected Robert F. Friel to the position of President and Chief Operating Officer of the Company, effective August 1, 2007. Mr. Friel had previously served as Vice Chairman of the Company and President of our

Life and Analytical Sciences segment, and he remains a Director of the Company. On January 23, 2008, our Board elected Mr. Friel Chief Executive Officer and appointed Gregory L. Summe Executive Chairman of the Board, effective February 1, 2008. As Executive Chairman of the Board, Mr. Summe will continue to work for the Company at a reduced schedule until the earlier of April 21, 2009 or the date of our 2009 annual meeting of shareholders (the “2009 Meeting Date”). Our Board intends that Mr. Summe will remain a Director until the 2009 Meeting Date, at which time Mr. Summe will step down as Executive Chairman and as a member of the Board.

Life and Analytical Sciences

Our Life and Analytical Sciences segment is a leading provider of analytical sciences, genetic screening, BioDiscovery and laboratory services solutions, including instruments, reagents, software, and consumables. Our instruments are used in daily applications for scientific research and clinical applications. Our research products provide the fundamental tools necessary for a variety of applications that are critical to the development of many of our customers’ new products and academic projects. In fiscal 2007, our Life and Analytical Sciences segment generated sales of $1,327.2 million.

For analytical sciences solutions, we offer analytical tools employing technologies such as molecular and atomic spectroscopy, inductively coupled plasma, gas chromatography, liquid chromatography, and thermal analysis. During 2007, we launched EcoAnalytix™, a global initiative to provide product, training, support and service offerings targeting food safety, water quality and biofuels development applications. Our instruments and related application solutions measure a range of substances from biomolecular matter to organic and inorganic chemicals. We sell these products to customers in the forensics, environmental, food and beverage, consumer safety, sustainable energy, pharmaceutical, semiconductor and hydrocarbon processing/biofuels markets. These customers use our instruments in various applications to verify the identity, quality or composition of the materials they examine.

For genetic screening and clinical laboratories, we provide instrumentation, software, reagents and analytical tools to test for various inherited metabolic or endocrinological disorders in newborns and to assess risk during pregnancy. Our product range includes both screening and confirmatory diagnostic products. We sell our genetic screening solutions to public health authorities, private healthcare organizations and doctors around the world. With the addition of ViaCell, we also offer expectant families the opportunity to preserve their baby’s umbilical cord blood at the time of birth for potential medical use by the child or a related family member for a number of disorders, including some for which we have screening programs.

For BioDiscovery solutions, we offer a wide range of systems consisting of instrumentation, software and consumables, including reagents, based on our core expertise in cellular sciences, time-resolved fluorescence, chemiluminescence, radioactive labeling, and the detection of proteins and nucleic acids. We sell our biopharmaceutical solutions to pharmaceutical, biotechnology and academic research customers around the world.

For service and support, we offer customers a range of products including service plans, preventive maintenance, qualification, training, and upgrades. OneSource® , our maintenance management platform, helps customers consolidate the essential maintenance and asset management needs of their laboratory(s). Through acquisitions, our services have expanded to include a broad range of multi-vendor maintenance solutions.

Principal Products. The principal products of our Life and Analytical Sciences business include:

•

DELFIA® Xpress, a complete solution for prenatal screening, is a fast, continuous loading system supported by kits for both first and second trimester analyses, and clinically validated LifeCycle™ software.

•	The NeoGram™ MS/MS AAAC in vitro diagnostic kit, is used to support detection of metabolic disorders in newborns by tandem mass spectrometry.

•

Ultra-Screen® is a first trimester prenatal screening protocol combining ultrasound measurement of the fluid accumulation behind the neck of the fetus (nuchal translucency) with maternal serum markers. It is designed to assess patient-specific risk for Down Syndrome, trisomy 18 and other chromosomal abnormalities.

•	The Spectral Genomics Array Comparative Genomic Hybridization (“CGH”) platform provides tools for improving gene expression validation, molecular karyotyping and genome profiling.

•

The Clarus® series of Gas Chromatographs (“GC”) and Gas Chromatographs/Mass Spectrometers (“GC/MS”) and the TurboMatrix™ family of sample-handling equipment are instruments used for compound identification and quantization in the environmental, forensics, food and beverage, hydrocarbon processing/biofuels, materials testing, pharmaceutical and semiconductor industries.

•

The Series 200 family of high performance liquid chromatography (“HPLC”) systems is used to identify and quantify compounds for applications in the environmental, food and beverage, and pharmaceutical industries.

•

The PerkinElmer family of inorganic analysis instrumentation, including the AAnalyst™ series of atomic absorption spectrometers, the Optima™ family of inductively coupled plasma (“ICP”) spectrometers and the ELAN® family of ICP mass spectrometers are instruments used in the environmental and chemical industries, among others, to determine the elemental content of a sample.

•

A range of Raman spectroscopy instruments that provide laboratories with the ability to analyze solids, liquids, powders, gels, slurries and aqueous solutions in bulk or to address variations in sample distribution with imaging. The technology applies to a wide range of sectors including pharmaceuticals, industrial, forensics and academia.

•

The DMA 8000 is a thermal analysis system used by scientists in the polymers, composites, pharmaceutical, and food and beverage industries for applications ranging from simple quality control to advanced research.

•

Spectrum™ high performance Fourier Transform Infrared (“FT-IR”) and Fourier Transform Near-Infrared (“FT-NIR”) spectrometers provide a wide range of capabilities for infrared analysis in pharmaceuticals, fine chemicals, polymers, plastics, and many other industries.

•

The LABWORKS™ laboratory information management system (“LIMS”) is a robust information management system that enables scientists to store, share and create reports on laboratory data in both small and large laboratory environments.

•

Biochemical and cellular reagents, such as LANCE® and AlphaScreen® assay technologies, fluorescent labeled probes and GPCR cell lines and membranes, are used in and support a broad and flexible range of assays used for drug discovery, functional genomics, proteomics, and genotyping.

•

EnVision™, a multilabel reader used in a wide range of high-throughput screening applications, features two detectors enabling simultaneous dual wavelength reading, below emission reading, barcode readers, a high speed light source, and adjustment of measurement height function. The instrument is fully configurable, accepting microplates from 96 to 1,536 wells, and can be integrated into robotic systems.

•

The JANUS® Automated Workstation, an automation and liquid handling system consisting of a modular platform that enables one or two pipetting arms with different tip configurations as well as one-plate movement arm on a single workstation. JANUS is designed for the efficient automation of sample preparation procedures utilized in pharmaceutical, biotech, and research applications.

•	The UltraVIEW™ ERS Confocal Imaging System is a high-resolution, live cell imaging system that allows for the observation and measurement of cellular and molecular processes.

New Products. New products introduced or acquired in 2007 by our Life and Analytical Sciences business include:

•

ViaCord®, a product offering that provides expectant families the opportunity to preserve their baby’s umbilical cord blood at the time of birth for potential medical use by the child or a related family member.

•	EcoAnalytix™, a global initiative to provide product, training, support and service offerings targeting food safety, water quality and biofuels development applications.

•	The Clarus® 400 gas chromatograph and the Clarus® 560 D Gas Chromatograph/Mass Spectrometer (GC/MS), configured for lower-volume laboratories’ routine application needs.

•	The Melamine Analyzer, based on the Clarus® 600 T Gas Chromatograph/Mass Spectrometer that detects the presence of melamine—a nitrogen-rich industrial chemical—in protein-based foods.

•	The PAH Analyzer, based upon the Series 200 UV/VIS/Fluorescent HPLC for analysis of PAH, a family of organic pollutants widely distributed in the environment that can be carcinogenic.

•

AequoScreen™ is a comprehensive set of cell lines expressing photoproteins that can be used in high throughput screening for drug discovery in the pharmaceutical industry. This technology is focused on one of the major families of targets for new drugs, the G protein coupled receptors and ion channels.

•

The Volocity 3D Visualization Software is used for high resolution image rendering in confocal microscopy. This software is used in conjunction with our UltraVIEW VoX system that employs custom-designed optics, cameras and spinning disk confocal scanners. The system enables researchers to generate real-time multi-dimensional data in vivo of cellular events very rapidly.

•

The Opera™ and Opera LX HCS systems are confocal microplate imaging readers that provide solutions for fully automated simultaneous high speed and high resolution screening. In addition, the Acapella™ software is designed to process complex data at high speeds for on-line analysis in high content screening.

Brand Names. Our Life and Analytical Sciences segment offers additional products under various brand names, including Wallac®, Packard®, NEN®, OneSource®, AutoDELFIA®, HyperDSC®, LAMBDA™, EcoAnalytix™, Evolution™, Chromera™, MultiPROBE®, FlashBlue™, ScanArray™ , Victor™, Opera™ and ViaCord®.

Optoelectronics

Our Optoelectronics segment provides a broad range of medical imaging, optical sensor and specialty lighting components used in medical, consumer products, and other specialty end markets. For fiscal 2007, our Optoelectronics segment generated sales of $460.1 million.

We are a leading supplier of amorphous silicon flat panel detectors, a technology for diagnostic medical imaging and radiation therapy. Amorphous silicon flat panel detectors replace film and produce improved image resolution and diagnostic capability for use in radiography, angiography, cardiac and cancer treatment. The amorphous silicon technology is important to medical imaging applications as well as to industrial nondestructive testing for defect recognition within automated manufacturing lines.

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

Principal Products. The principal products of our Optoelectronics business include:

•

Amorphous silicon flat panel detectors, an enabling technology for digital x-ray imaging that replaces film and produces improved image resolution and diagnostic capability in applications such as radiography, cardiology, angiography and cancer treatments.

•	Xenon flashtubes and flash modules for use in mobile phone cameras, digital still cameras, 35mm compact cameras and single-use cameras.

•	Cermax® xenon short arc lamps and fiber optic light sources used in diagnostic and surgical endoscopes, surgical headlamps, microscopes and phototherapy systems.

•

Cermax® xenon lamps utilized in front projection applications for home theater, conference rooms and auditoriums which are able to deliver the required brightness while minimizing sacrifices in color performance.

•	Linear xenon and argon flashlamps used in solid-state lasers in machine tools and other industrial applications.

•

LED light sources coupled with photodiodes for signal detection, used in sensor modules for hand-held blood glucose meters. The sensing module works as the optical detection unit of the system and an LED-based reflective sensor is incorporated into the blood glucose meter to read out tracking information on the consumables.

•	Thermopile temperature sensors used in digital ear thermometers.

•

Avalanche photodiode detectors for molecular imaging instrumentation, including pre-clinical Positron Emission Tomography (“PET”) scanners used by the medical research community to image molecular biology activity in small animals.

•

Optical sensors used in a variety of safety and security applications, including x-ray luggage screening and smoke alarms, laser printers, copiers and other consumer applications, HVAC systems for monitoring of harmful gases in households, various automotive applications, and smart weaponry.

•	Charge-coupled device cameras, used to detect defects in manufacturing processes, pilot vision systems and document sorting.

•	A range of products used in military and aerospace applications including lighting, power supplies and other specialty components.

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

New Products. New products introduced in 2007 by our Optoelectronics business include:

•	New amorphous silicon flat panel detectors, which offer enhanced imaging modes for use in fluoroscopic diagnostic medical imaging applications.

•

New 8-inch and 16-inch amorphous silicon flat panel detectors, which offer enhanced speed and image quality for use in digital data acquisition of x-ray images for therapeutic radiation oncology treatment and industrial inspection applications.

•

Next-generation Cermax® xenon lamps and modules for applications including medical endoscopy, surgical headlamp illumination, biofluorescence, and dental curing. The new Cermax VQ™ models deliver improved reliability, longer lamp lifetime, easy lamp replacement, improved heat sink design, and quiet operation.

•

PAX family of precision-aligned xenon integrated light source for a variety of clinical diagnostics, life sciences, and analytical instrumentation applications, including the new PAX-10™ model, a fully integrated lamp module providing precision arc alignment, “plug and play” field replacement, and ease of installation.

•	ACULED® family of standard and custom high-power LED solutions. The ACULED® Very High Lumen™ (“VHL”) product line includes standard monochromatic and standard multi-colored four-chip combinations. The new ACULED® DYO™ product line provides customers with the capability to “design your own” custom four-chip LED configuration to suit specific lighting application needs.

•

DigiPyro® family of digital pyroelectric infrared sensors for motion detection applications. The expanded DigiPyro® family includes a new triple channel, quad-element detector as well as several new lower-cost, dual-element models. DigiPyro® products deliver performance advantages over analog pyrodetectors including significantly improved electromagnetic interference immunity and space and cost savings due to the smaller number of components.

•

Pulsed Multi EPI-Cavity Plastic Lasers which include both double and triple EPI-cavity structures in low-cost, plastic encapsulated packages. These plastic packages complement the existing EPI-Cavity product line based upon hermetic metal packages, and provide reliable, high output power in a small emitting area. The lasers are suitable for integrating into a variety of high volume range finding applications, laser-based speed enforcement, automotive blind spot detection, and adaptive cruise control.

•

IR-BLOC™ Ambient Light Sensor, offering a phototransistor-based light response adapted to that of the human eye, with an IR-blocking feature fully incorporated in a plastic epoxy package. Applications include street light switching, interior and exterior light control, and automotive headlight dimming.

•

TPS 23x Thermopile Sensor Family for low-cost temperature measurement applications, such as in ear or body thermometers. These feature the newest miniature thermopile chips and are available in a range of housing sizes.

•

Single Photon Counting Modules (“SPCM”) for molecular diagnostics applications, including the SPCM-AQRH series of photon-counting modules, which detect single photons of light over the 400-1060 nanometer wavelength range.

•

SmartBlue™ family of CCD cameras for applications including flat panel and web inspection, and machine vision. New models include the 512, 1,000, and 4,000 pixel linear array cameras, and incorporate high-end electronics, a digital communications interface and rugged industrial housing. PerkinElmer’s SmartBlue™ cameras incorporate Reticon® photodiode arrays.

Brand Names. Our Optoelectronics business offers its products under various brand names, including Cermax®, VQ™, Heimann™, Reticon®, SmartBlue™, MultiBlue™, DigiPyro®, ACULED®, Trim Xe™, AesthetiPak™, VIGI-Lux™, Power Systems, and Amorphous Silicon.

Marketing

All of our businesses market their products and services directly through their own specialized sales forces. As of December 30, 2007, we employed approximately 2,800 sales and service representatives operating in approximately 35 countries, and marketing products and services in more than 150 countries. In addition, in geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

Raw Materials and Supplies

Each of our businesses uses a wide variety of raw materials and supplies that are generally available from alternate sources of supply and in adequate quantities from domestic and foreign sources. We generally have multi-year contracts, with no minimum purchase requirements, with certain suppliers. For certain critical raw materials and supplies required for the production of some of our principal products, we have qualified only a limited or a single source of supply. We periodically purchase quantities of some of these critical raw materials in excess of current requirements, in anticipation of future manufacturing needs. With sufficient lead times, we believe we would be able to qualify alternative suppliers for each of these raw materials. See further description in the applicable risk factor under “Item 1A. Risk Factors.”

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

Backlog

We believe that backlog is not a meaningful indicator of future business prospects for either of our business segments due to the short lead time required on a majority of our sales. Therefore, we believe that backlog information is not material to an understanding of our business.

Competition

Due to the wide range of our products and services, we face many different types of competition and competitors. This affects our ability to sell our products and services and the prices at which these products and services are sold. Our competitors range from large foreign and domestic organizations, which produce a comprehensive array of goods and services and that may have greater financial and other resources, to small firms producing a limited number of goods or services for specialized market segments.

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

Research and Development

Research and development expenditures were approximately $113.1 million during fiscal 2007, approximately $99.7 million during fiscal 2006, and approximately $87.4 million during fiscal 2005. The fiscal year 2007 included an in-process research and development (“IPR&D”) charge of $1.5 million related to the Evotec and Euroscreen acquisitions.

We directed our research and development efforts in fiscal 2007, 2006 and 2005 primarily toward genetic screening, BioDiscovery, and analytical sciences markets within our Life and Analytical Sciences segment, and medical imaging and photonics within our Optoelectronics segment, in order to help accelerate our growth initiatives. We expect our research and development spending to increase on an absolute basis and in line with our growth in sales during fiscal 2008, and to continue to emphasize these same markets.

Environmental Matters

Our operations are subject to various foreign, federal, state and local environmental and safety laws and regulations. These requirements include those governing emissions and discharges of hazardous substances, the remediation of contaminated soil and groundwater, the regulation of radioactive materials, and the health and safety of our employees.

We may have liability under the Comprehensive Environmental Response Compensation and Liability Act and comparable state statutes that impose liability for investigation and remediation of contamination without regard to fault, in connection with materials that we or our former businesses sent to various third-party sites. We have incurred, and expect to incur, costs pursuant to these statutes.

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $4.2 million as of December 30, 2007, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations, or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

In addition, we accrued $9.7 million during the second quarter of 2007 for a fire that occurred within our Life and Analytical Sciences facility in Boston, Massachusetts in March 2005, representing our management’s estimate of the total cost for decommissioning the building, including environmental matters. We paid $3.9 million during fiscal year 2007 towards decommissioning the building. We anticipate that the remaining payments of $5.8 million will be completed by the end of fiscal year 2008.

We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Employees

As of December 30, 2007, we employed approximately 8,700 employees. Several of our subsidiaries are parties to contracts with labor unions and workers’ councils. As of December 30, 2007, we employed an aggregate of approximately 1,700 union and workers’ council employees. We consider our relations with employees to be satisfactory.

Financial Information About Reporting Segments

The assets and expenses for our corporate headquarters, such as legal, tax, accounting and finance, human resources, property and insurance management, information technology, treasury and other management and compliance costs, have been included as “Corporate” below. We have a process to allocate and recharge expenses to the reportable segments when such costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in our calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of our operating segments.

The table below sets forth sales and operating income (loss) by reporting segment for the 2007, 2006 and 2005 fiscal years:

	2007	2006	2005
	(In thousands)
Life & Analytical Sciences
Sales	$1,327,246	$1,144,562	$1,081,104
Operating income from continuing operations	128,779	115,372	110,228
Optoelectronics
Sales	460,085	401,796	392,727
Operating income from continuing operations	76,473	70,021	58,405
Corporate
Operating loss from continuing operations	(37,086)	(31,991)	(27,682)
Continuing Operations
Sales	$1,787,331	$1,546,358	$1,473,831
Operating income from continuing operations	168,166	153,402	140,951
Interest and other expense, net (see Note 5)	16,877	2,666	74,291

Income from continuing operations before income taxes	$151,289	$150,736	$66,660

Discontinued operations have not been included in the preceding table.

Additional information relating to our reporting segments for the 2007, 2006 and 2005 fiscal years is as follows:

	Depreciation and Amortization Expense			Capital Expenditures
	2007	2006	2005	2007	2006	2005
	(In thousands)
Life and Analytical Sciences	$61,739	$50,613	$46,217	$17,713	$25,973	$15,592
Optoelectronics	14,682	16,522	19,712	26,160	12,003	11,798
Corporate	1,576	2,049	1,069	3,105	6,497	603

Continuing operations	$77,997	$69,184	$66,998	$46,978	$44,473	$27,993

Discontinued operations	$82	$332	$7,272	$2	$109	$3,065

	Total Assets
	December 30, 2007	December 31, 2006
	(In thousands)
Life and Analytical Sciences	$2,596,873	$2,208,922
Optoelectronics	300,035	259,829
Corporate	46,411	39,489
Net current and long-term assets of discontinued operations	6,018	2,082

Total assets	$2,949,337	$2,510,322

Financial Information About Geographic Areas

Both of our reporting segments conduct business in, and derive substantial revenue from, various countries outside the United States. During fiscal 2007, we had $1,127.8 million in sales from our international operations, representing approximately 63% of our total sales. During fiscal 2007, we derived approximately 76% of our international sales from our Life and Analytical Sciences segment, and approximately 24% of our international sales from our Optoelectronics segment. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales in the future.

We are exposed to the risks associated with international operations, including exchange rate fluctuations, regional and country-specific political and economic conditions, foreign receivables collection concerns, trade protection measures and import or export licensing requirements, tax risks, staffing and labor law concerns, intellectual property protection risks, and differing regulatory requirements. Geographic information is discussed in Note 23 to our consolidated financial statements.

Item 1A.    Risk Factors

The following important factors affect our business and operations generally or affect multiple segments of our business and operations:

If we do not introduce new products in a timely manner, we may lose market share and be unable to achieve revenue growth targets.

We sell many of our products in industries characterized by rapid technological change, frequent new product and service introductions, and evolving customer needs and industry standards. Many of the businesses competing with us in these industries have significant financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities, and the distribution channels to deliver products to customers. Our products could become technologically obsolete over time, or we may invest in technology that does not lead to revenue growth, or continue to sell products for which the demand from our customers is declining, in which case we may lose market share or not achieve our revenue growth targets. The success of our new product offerings will depend upon several factors, including our ability to:

•	accurately anticipate customer needs,

•	innovate and develop new technologies and applications,

•	successfully commercialize new technologies in a timely manner,

•	price our products competitively, and manufacture and deliver our products in sufficient volumes and on time, and

•	differentiate our offerings from our competitors’ offerings.

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

We have in the past, and may in the future, supplement our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as Evotec Technologies GmbH and Euroscreen Products S.A., acquired in January 2007, Improvision Ltd., acquired in March 2007, the remaining minority interest of PerkinElmer India Pvt. Ltd., acquired in June 2007 and ViaCell, Inc., acquired in November 2007. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

•	competition among buyers and licensees,

•	the high valuations of businesses and technologies,

•	the need for regulatory and other approval, and

•	our inability to raise capital to fund these acquisitions.

Some of the businesses we may seek to acquire may be unprofitable or marginally profitable. Accordingly, the earnings or losses of acquired businesses may dilute our earnings. For these acquired businesses to achieve acceptable levels of profitability, we must improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations, such as incompatible management, information or other systems, cultural differences or difficulties in predicting financial results. As a result, our financial results may differ from our forecasts or the expectations of the investment community in a given quarter or over the long term.

To finance our acquisitions, we may have to raise additional funds, either through public or private financings. We may be unable to obtain such funds or may be able to do so only on terms unacceptable to us. We may also incur expenses in evaluating possible acquisitions that we ultimately do not acquire, which expenses then may adversely impact our profitability.

If the markets into which we sell our products decline, or do not grow as anticipated due to a decline in general economic conditions or uncertainties surrounding the approval of government or industrial funding proposals, we may see an adverse effect on the results of our business operations.

Our customers include pharmaceutical and biotechnology companies, laboratories, academic and research institutions, public health authorities, private healthcare organizations, doctors and government agencies. Our quarterly sales and results of operations are highly dependent on the volume and timing of orders received during the quarter. In addition, our revenues and earnings forecasts for future quarters are often based on the expected trends in our markets. However, the markets we serve do not always experience the trends that we may expect. Negative fluctuations in our customers’ markets, general economic conditions or cuts in government funding would likely result in a reduction in demand for our products and services. In addition, government funding is subject to the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if our customers delay or reduce purchases as a result of uncertainties surrounding the approval of government or industrial funding proposals. Such declines could harm our consolidated financial position, results of operations, cash flows and trading price of our common stock, and could limit our ability to sustain profitability.

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

Our licenses typically subject us to various economic and commercialization obligations. If we fail to comply with these obligations, we could lose important rights under a license, such as the right to exclusivity in a market. In some cases, we could lose all rights under the license. In addition, rights granted under the license could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent, or a third party could obtain a patent that curtails our freedom to operate under one or more licenses.

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

Our quarterly operating results could be subject to significant fluctuation, and we may not be able to adjust our operations to effectively address changes we do not anticipate, which could increase the volatility of our stock price and potentially cause losses to our shareholders.

Given the nature of the markets in which we participate, we cannot reliably predict future sales and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. Thus, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	adverse changes in the level of economic activity in regions in which we do business,

•	decline in general economic conditions or government funding,

•	adverse income tax audit settlements,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	adverse changes in industries, such as pharmaceutical and biomedical,

•	changes in the portions of our sales represented by our various products and customers,

•	delays or problems in the introduction of new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	increased costs of raw materials or supplies, and

•	changes in the volume or timing of product orders.

Disruptions in the supply of raw materials and supplies from our limited or single source suppliers could have an adverse effect on the results of our business operations, and could damage our relationships with customers.

The production of our products requires a wide variety of raw materials and supplies that are generally available from alternate sources of supply. However, certain critical raw materials and supplies required for the production of some of our principal products are available from limited or single sources of supply. We generally have multi-year contracts with no minimum purchase requirements with these suppliers, but those contracts may not fully protect us from a failure by certain suppliers to supply critical materials or from the delays inherent in being required to change suppliers and, in some cases, validate new raw materials. Such raw materials and supplies usually could be obtained from alternative sources with the potential for an increase in price, decline in quality or delay in delivery, but a prolonged inability to obtain certain raw materials or supplies is possible and could have an adverse effect on our business operations, and could damage our relationships with customers.

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

The manufacture and sale of products may expose us to product liability claims for which we could have substantial liability.

We face an inherent business risk of exposure to product liability claims if our products or product candidates are alleged or found to have caused injury, damage or loss. We believe that our current liability insurance coverage is adequate for our present clinical and commercial activities, however we may in the future be unable to obtain insurance with adequate levels of coverage for potential liability on acceptable terms or claims of this nature may be excluded from coverage under the terms of any insurance policy that we can obtain. If we are unable to obtain such insurance or the amounts of any claims successfully brought against us substantially exceed our coverage, then our business could be adversely impacted.

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

The healthcare industry is highly regulated and if we fail to comply with its extensive system of laws and regulations, we could suffer fines and penalties or be required to make significant changes to our operations which could have a significant adverse effect on the results of our business operations.

The healthcare industry, including our genetic screening business, is subject to extensive and frequently changing international and United States federal, state and local laws and regulations. In addition, legislative provisions relating to healthcare fraud and abuse, patient privacy violations and misconduct involving government insurance programs provide federal enforcement personnel with substantial powers and remedies to pursue suspected violations. We believe that our business will continue to be subject to increasing regulation as the federal government continues to strengthen its position on healthcare matters, the scope and effect of which we cannot predict. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs, and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could have a significant adverse effect on our business.

Economic, political and other risks associated with foreign operations could adversely affect our international sales and profitability.

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal year ended December 30, 2007. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates,

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions,

•	trade protection measures and import or export licensing requirements,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	adverse income tax audit settlements,

•	differing business practices associated with foreign operations,

•	difficulty in staffing and managing widespread operations,

•	differing labor laws and changes in those laws,

•	differing protection of intellectual property and changes in that protection, and

•	differing regulatory requirements and changes in those requirements.

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

Restrictions in our credit facilities may limit our activities.

Our amended senior unsecured revolving credit facility and our unsecured interim credit facility each contain, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. Our amended senior unsecured revolving credit facility and our unsecured interim credit facility each include restrictions on our ability and the ability of our subsidiaries to:

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

As of December 30, 2007, our total assets included $1.8 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible.

Adverse changes in our business or the failure to grow our Life and Analytical Sciences segment may result in impairment of our intangible assets which could adversely affect our results of operations.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

As of December 30, 2007, our continuing operations occupied approximately 2,575,000 square feet in over 90 locations. We own approximately 600,000 square feet of this space, and lease the balance. We conduct our operations in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 8 states and 35 foreign countries.

Facilities outside of the United States account for approximately 1,443,000 square feet of our owned and leased property, or approximately 56% of our total occupied space.

Our real property leases are both short-term and long-term. We believe that our properties are well-maintained and are adequate for our present requirements.

The following table indicates, as of December 30, 2007, the approximate square footage of real property owned and leased attributable to the continuing operations of both of our reporting segments:

	Owned	Leased	Total
	(In square feet)
Life and Analytical Sciences	281,000	1,370,500	1,651,500
Optoelectronics	319,000	576,000	895,000
Corporate offices	—	28,500	28,500

Continuing operations	600,000	1,975,000	2,575,000

Item 3.    Legal Proceedings

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007, but a decision on those motions has not been rendered, and a trial date has not been set.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, seeking injunctive and monetary relief against one of our subsidiaries and alleging that our ViewLux™ and certain of our Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of our United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that our same products infringe one corresponding Amersham patent in the United Kingdom, which was granted in August 2004 (the “UK case”). On October 29, 2003, we filed a complaint, which was subsequently amended, seeking injunctive and monetary relief against Amersham in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of our patents related to high-throughput screening (the “MA case”). After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to us. Amersham initiated an appeal of the ruling in the UK case but withdrew that appeal in January 2007. In May 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. The parties entered into a settlement agreement in November 2007 to resolve all of the foregoing matters.

In 2002, PharmaStem Therapeutics, Inc. (“PharmaStem”) filed suit against ViaCell, Inc., which is now our wholly owned subsidiary, and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem I”). After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that ViaCell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. PharmaStem had also filed a second complaint against ViaCell and other defendants in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem II”). We believe that the issues presented in PharmaStem II, which was subsequently consolidated in the District of Delaware with similar cases brought by PharmaStem against other family cord blood banks, are substantially the same as the issues presented in PharmaStem I, and that ViaCell does not infringe the patents at issue in the second case and that those patents are invalid for the same reasons as cited by the Court of Appeals in PharmaStem I. The Delaware court granted ViaCell’s motion in October 2005 to stay the proceedings in PharmaStem II pending the outcome of PharmaStem I and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues.

Although the U.S. PTO had previously issued notice of its intent to allow the remaining claims of all of the patents, the U.S. PTO subsequently decided to begin the process of re-examining each patent. ViaCell has informed the Delaware Court overseeing PharmaStem II of the status of the re-examinations and that the Federal Circuit had ruled in its favor in the PharmaStem I case. The Delaware Court has yet to take any action in response to these notices.

We believe we have meritorious defenses to these lawsuits and other proceedings, and we are contesting the actions vigorously in all of the above unresolved matters. We are currently unable, however, to reasonably estimate the amount of loss, if any, that may result from the resolution of these matters, or to determine whether resolution of any of these matters will have a material adverse impact on our consolidated financial statements included in this annual report on Form 10-K.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although, we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at December 30, 2007 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are our executive officers as of February 28, 2008. No family relationship exists between any one of these officers and any of the other executive officers or directors.

Name	Position	Age
Gregory L. Summe	Executive Chairman of the Board	51
Robert F. Friel	Chief Executive Officer, President, and Director	52
Jeffrey D. Capello	Senior Vice President and Chief Financial Officer	43
Katherine A. O’Hara	Senior Vice President, General Counsel, and Secretary	49
Richard F. Walsh	Senior Vice President and Chief Administrative Officer	55
John A. Roush	Senior Vice President and President—Optoelectronics	42
Michael L. Battles	Vice President, Corporate Controller, and Chief Accounting Officer	39

Gregory L. Summe, 51. Prior to being named Executive Chairman of the Board in February 2008, Mr. Summe had served as our Chief Executive Officer since January 1, 1999 and as Chairman of the Board since April 27, 1999. He was appointed President and Chief Operating Officer and elected to our Board of Directors at the beginning of 1998. He began serving as a Senior Advisor to Goldman Sachs Capital Partners in February 2008. From 1993 to 1998, Mr. Summe held several management positions with AlliedSignal, Inc., now Honeywell International: President of the Automotive Products Group, President of Aerospace Engines, and President of General Aviation Avionics. Prior to joining AlliedSignal, Inc., he worked at General Electric, and was a partner at McKinsey & Company, where he worked from 1983 to 1992. Mr. Summe is a Director of State Street Corporation and Automatic Data Processing, Inc. He holds a Bachelor of Science degree and a Master of Science degree in electrical engineering from the University of Kentucky and the University of Cincinnati, respectively, and a Master of Business Administration degree from the Wharton School at the University of Pennsylvania.

Robert F. Friel, 52. Mr. Friel was named our Chief Executive Officer effective February 1, 2008. Mr. Friel joined us in February 1999 as our Senior Vice President and Chief Financial Officer. In 2004, he was named Executive Vice President and Chief Financial Officer with responsibility for business development and information technology, in addition to his oversight of the finance functions. In January 2006, he was named our Vice Chairman, President of Life and Analytical Sciences and elected to our Board of Directors. In July 2007, he was named President and Chief Operating Officer of the Company, effective August 1, 2007. From 1980 to 1999, he held several positions at AlliedSignal, Inc., now Honeywell International, including Corporate Vice President and Treasurer from 1997 to 1999 and Vice President, Finance and Administration of Aerospace Engines from 1992 to 1996. He holds a Bachelor of Arts degree in economics from Lafayette College and a Master of Science degree in taxation from Fairleigh Dickinson University. Mr. Friel is a Director of Millennium Pharmaceuticals, Inc. and Fairchild Semiconductor, Inc.

Jeffrey D. Capello, 43. Mr. Capello joined us in June 2001 as our Vice President of Finance, Corporate Controller and Treasurer, and was named Chief Accounting Officer in April 2002. In January 2006, he was named Senior Vice President and Chief Financial Officer with responsibilities for Business Development, in addition to his oversight of the finance function. From 1991 to June 2001, he held various positions including that of partner from 1997 to 2001 at PricewaterhouseCoopers LLP, a public accounting firm, initially in the United States and later in the Netherlands. He holds a Bachelor of Science degree in business administration from the University of Vermont and a Master of Business Administration degree from the Harvard Business School and is also a certified public accountant. Mr. Capello is a Director of Sirtris Pharmaceuticals, Inc.

Katherine A. O’Hara, 49. Ms. O’Hara joined us in May 2005 as Senior Vice President, General Counsel and Secretary of PerkinElmer, Inc. Prior to joining PerkinElmer in May 2005, Ms. O’Hara served as Vice President and Associate General Counsel for Avon Products, Inc. During her 11 years with Avon, she held responsibilities in the areas of legal and regulatory compliance, corporate finance and corporate governance. Before joining Avon, Ms. O’Hara had been an associate at Davis Polk & Wardwell, focusing on capital markets transactions for global clients. Previously, she had been Assistant Vice President at Morgan Guaranty Trust Company of New York, responsible for the Argentine business unit. Ms. O’Hara holds a Bachelor of Arts degree from Duke University and a Juris Doctorate degree from the Columbia University School of Law.

Richard F. Walsh, 55. Mr. Walsh joined us in July 1998 as our Senior Vice President of Human Resources and, in January 2006, was also named our Chief Administrative Officer. From 1995 to 1998, he served as Senior Vice President of Human Resources of ABB Americas, Inc., the United States subsidiary of an international engineering company. Prior to that, Mr. Walsh held a number of managerial positions in human resources with ABB starting in 1989. His prior employment was with Unilever, where he spent nine years in human resource management. Mr. Walsh holds a Bachelor of Science degree in marketing and a Master of Business Administration degree from LaSalle University, and a Master of Arts in counseling from Villanova University.

John A. Roush, 42. Mr. Roush was named Vice President of PerkinElmer and President of our Optoelectronics business in November 2004. In January of 2006, Mr. Roush was named Senior Vice President of PerkinElmer, and remains President of our Optoelectronics business. Mr. Roush first joined us in 1999 as General Manager of a specialty lighting division within our Optoelectronics business, and subsequently held several additional roles within Optoelectronics. From 2001 to 2002, he served as Vice President & General Manager of the Sensors business, and from 2002 to 2004, he held the role of Vice President of Sales & Product Management. Before joining PerkinElmer, Mr. Roush held leadership positions with General Electric, AlliedSignal, Inc., now Honeywell International, and McKinsey & Company. Mr. Roush holds a Bachelor of Science degree in electrical engineering from Tufts University and a Master of Business Administration degree from the Harvard Business School.

Michael L. Battles, 39. Mr. Battles was named Chief Accounting Officer in November 2006. Mr. Battles joined PerkinElmer in November 2001 as Global Controller of our Analytical Instruments division. Beginning in 2003, he served as Director of Technical Accounting, Controls and Compliance, and in October 2005 was appointed Vice President, Corporate Controller, a position he continues to hold. Prior to joining PerkinElmer, Mr. Battles held several positions at Deloitte & Touche LLP from 1990 until 2001, including senior manager, accounting and auditing from 1998 to 2001. Mr. Battles holds a Bachelor of Science degree in business administration with a concentration in accounting from the University of Vermont. Mr. Battles is also a certified public accountant.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is listed and traded on the New York Stock Exchange. The following table sets forth the high and low per share sale prices for our common stock on that exchange for each fiscal quarter in 2007 and 2006.

	2007 Fiscal Quarters
	First	Second	Third	Fourth
High	$24.56	$26.91	$29.35	$29.86
Low	21.40	24.20	26.21	24.62

	2006 Fiscal Quarters
	First	Second	Third	Fourth
High	$24.08	$23.67	$21.31	$22.48
Low	21.80	20.10	17.89	18.83

As of February 26, 2008, we had approximately 7,278 holders of record of our common stock.

Stock Repurchase Program

On October 21, 2005 our Board reaffirmed our authority to repurchase up to 10.0 million shares of our common stock, which we publicly disclosed on November 14, 2005 (the “2005 Program”). During the first quarter of 2006, we repurchased 5,000,000 shares of our common stock in the open market under the 2005 Program at an aggregate cost of $116.4 million, including commissions. We did not repurchase any shares of our common stock in the second quarter of 2006. During the third quarter of 2006, we repurchased 3,904,000 shares of our common stock in the open market under the 2005 Program at an aggregate cost of $73.7 million, including commissions, completing the repurchase of 10,000,000 shares in the aggregate, the maximum authorized under the 2005 Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

On November 6, 2006, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board, and may be suspended or discontinued at any time. During the first quarter of 2007, we repurchased in the open market 2,500,000 shares of our common stock at an aggregate cost of $60.0 million, including commissions, under the Repurchase Program. During the second quarter of 2007, we repurchased in the open market 3,468,300 shares of our common stock at an aggregate cost of $87.1 million, including commissions, under the Repurchase Program. During the third quarter of 2007, we repurchased in the open market 1,082,492 shares of our common stock at an aggregate cost of $28.9 million, including commissions, under the Repurchase Program. During the fourth quarter of 2007, we repurchased in the open market 1,000,000 shares of our common stock at an aggregate cost of $26.9 million, including commissions, under the Repurchase Program.

Dividends

During the 2007 and 2006 fiscal years, we declared regular quarterly cash dividends on our common stock. The table below sets forth the cash dividends per share that we declared on our common stock during each of those fiscal years, by quarter.

	2007 Fiscal Quarters				2007 Total
	First	Second	Third	Fourth
Cash dividends per common share	$0.07	$0.07	$0.07	$0.07	$0.28

	2006 Fiscal Quarters				2006 Total
	First	Second	Third	Fourth
Cash dividends per common share	$0.07	$0.07	$0.07	$0.07	$0.28

While it is our current intention to pay regular quarterly cash dividends, any decision to pay future cash dividends will be made by our Board of Directors and will depend on our earnings, financial condition and other factors. For further information related to our stockholders’ equity, refer to Note 20 included in our notes to consolidated financial statements included in this annual report on Form 10-K.

Stock Performance Graphs

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and a Peer Group Index for the five fiscal years from December 29, 2002 to December 30, 2007. Our Peer Group Index comprises the following companies: Affymetrix, Inc., Applied Biosystems, Beckman Coulter, Inc., Invitrogen Corporation, Millipore Corporation, Thermo Fisher Scientific Inc. (formerly known as Thermo Electron Corporation), Varian, Inc. and Waters Corporation.

Comparison of Five-Year Cumulative Total Return

PerkinElmer, Inc. Common Stock, S&P Composite-500 and

Peer Group Indices

TOTAL RETURN TO SHAREHOLDERS

(Includes reinvestment of dividends)

	December 29, 2002	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007
PerkinElmer, Inc.	$100.00	$214.31	$290.82	$308.82	$295.20	$350.81
S&P 500 Index	$100.00	$127.47	$143.41	$150.45	$174.21	$185.05
Peer Group	$100.00	$140.61	$168.68	$174.04	$197.31	$250.34

Item 6.    Selected Financial Data

The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended December 30, 2007. We derived the selected historical financial information as of and for each of the fiscal years in the three-year period ended December 30, 2007 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information as of and for the fiscal years ended January 2, 2005 and December 28, 2003 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. As with our financial statements for the fiscal year ended January 1, 2006, we adjusted the information in the financial statements for the fiscal years ended January 2, 2005 and December 28, 2003, where appropriate, to account for our discontinued operations.

Our historical financial information may not be indicative of our results of operations or financial position in the future.

You should read the following selected historical financial information together with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the related notes, included elsewhere in this annual report on Form 10-K.

	Fiscal Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands, except per share data)
Income Statement Data:
Sales	$1,787,331	$1,546,358	$1,473,831	$1,429,089	$1,344,540
Operating income(1)(2)(3)	168,166	153,402	140,951	137,676	126,955
Other expense, net(4)	16,877	2,666	74,291	38,332	53,513
Income from continuing operations before taxes	151,289	150,736	66,660	99,344	73,442
Income from continuing operations, net of income taxes(5)(6)	133,834	118,324	66,532	75,879	50,755
(Loss) income from discontinued operations, net of income taxes(7)(8)	(916)	(1,174)	15,214	20,659	2,652
(Loss) gain on dispositions of discontinued operations, net of income taxes(7)(8)	(1,232)	2,433	186,362	(495)	(448)

Net income	$131,686	$119,583	$268,108	$96,043	$52,959

Basic earnings (loss) per share:
Continuing operations	$1.13	$0.95	$0.51	$0.60	$0.40
Discontinued operations	(0.02)	0.01	1.56	0.16	0.02

Net income	$1.11	$0.96	$2.07	$0.75	$0.42

Diluted earnings (loss) per share:
Continuing operations	$1.11	$0.94	$0.51	$0.59	$0.40
Discontinued operations	(0.02)	0.01	1.54	0.16	0.02

Net income	$1.09	$0.95	$2.04	$0.74	$0.41

Weighted-average common shares outstanding:
Basic:	118,916	125,203	129,267	127,345	126,363
Diluted:	120,605	126,512	131,140	129,429	127,741
Cash dividends per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of
	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Balance Sheet Data:
Total assets(9)	$2,949,337	$2,510,322	$2,693,461	$2,575,507	$2,607,727
Short-term debt(9)	562	1,153	1,131	9,714	5,167
Long-term debt(9)	516,078	151,781	243,282	364,874	544,307
Stockholders’ equity(10)(11)(12)	1,575,277	1,577,730	1,650,513	1,460,085	1,349,050
Common shares outstanding(12)	117,585	123,255	130,109	129,059	126,909

(1)	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (SFAS No. 123(R)”), on January 2, 2006. The total incremental pre-tax compensation related to stock options was $9.2 million in each of the fiscal years 2007 and 2006.
(2)	We incurred pre-tax restructuring and lease charges (reversals), net, of $14.4 million in fiscal year 2007, ($3.6) million in fiscal year 2006, $22.1 million in fiscal year 2005 and ($2.8) million in fiscal year 2003.
(3)	We settled an insurance claim resulting from a fire that occurred in one of our facilities in March 2005. As a result of that settlement, we recorded pre-tax gains of $15.3 million in fiscal year 2007.
(4)	In fiscal year 2005, we incurred $54.9 million in fees associated with the extinguishment of our senior subordinated 8 7/8% notes due 2013 offset by gains on the sales of investments of $5.8 million.
(5)	The fiscal year 2005 effective tax rate on continuing operations of 0.19% was largely due to a $27.5 million benefit related to the settlement of federal, state and foreign income tax audits and an additional accrual of $15.5 million related to the homeland investment provisions of the American Jobs Creation Act of 2004.
(6)	The fiscal year 2007 effective tax rate on continuing operations of 11.5% was largely due to a $18.6 million benefit related to the settlement of an income tax audit.
(7)	In fiscal year 2006, we sold substantially all of the assets of the Semiconductor business of our Fluid Sciences segment for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. We recognized a pre-tax gain of $3.8 million, exclusive of additional contingent consideration.
(8)	In fiscal year 2005, we sold the Aerospace and Fluid Testing businesses of our Fluid Sciences segment for a net pre-tax gain of $280.9 million. Net pre-tax losses of $8.5 million related to the sale of the Lithography Business and Fiber Optic Test Equipment Business, both included in our Optoelectronics segment, were partially offset by other pre-tax gains of $1.4 million that related to multiple discontinued operations.
(9)	In November 2007, we completed the tender offer for all of the outstanding shares of common stock of ViaCell. Aggregate consideration for this transaction was approximately $295.8 million in cash, which excludes $31.8 million in acquired cash. In connection with this acquisition, we entered into a $300.0 million unsecured interim credit facility to pay the purchase price and transactional expenses of this acquisition. This interim credit facility matures on March 31, 2008, at which point all amounts outstanding are due in full. Prior to February 28, 2008, we exercised the option to increase the senior unsecured revolving credit facility to $608.8 million. We anticipate using funds from the amended senior unsecured revolving credit facility to settle any outstanding amounts on the unsecured interim credit facility in March 2008, and have accordingly classified the $300.0 million of outstanding borrowings on the unsecured interim credit facility as long-term debt.
(10)	In fiscal year 2006, we adopted Statement of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). The impact of adopting SFAS No. 158 was a reduction to accumulated other comprehensive income of $32.7 million, a reduction to other assets of $26.6 million, an increase to current liabilities of $7.3 million, an increase to current assets of $0.7 million and a reduction to long-term liabilities of $0.4 million, with no impact to our consolidated statements of operations or consolidated statements of cash flows.

(11)	In fiscal year 2007, we adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). The impact of adopting FIN No. 48 was an increase to retained earnings of $3.6 million and a reduction to accrued liabilities of $3.6 million, with no impact to our consolidated statements of operations or statements of cash flows.
(12)	In fiscal year 2007, we repurchased in the open market approximately 8.1 million shares of our common stock at an aggregate cost of $203.0 million, including commissions. In fiscal year 2006, we repurchased in the open market approximately 8.9 million shares of our common stock at an aggregate cost of $190.1 million, including commissions. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. These repurchases were made pursuant to our stock repurchase programs announced in November 2006 and November 2005, respectively.

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

Overview

We are a leading provider of technology, services and solutions to the diagnostics, detection and analysis and photonics markets. We design, manufacture, market and service components, systems and products in two reporting segments:

•

Life and Analytical Sciences. We are a leading provider of analysis tools, including instruments, reagents, software, and consumables, to the analytical sciences, genetic screening, BioDiscovery and laboratory services markets.

•	Optoelectronics. We provide a broad range of medical imaging, optical sensor and specialty lighting components used in medical, consumer products and other specialty end markets.

The health sciences markets include all of the businesses in our Life and Analytical Sciences segment and the medical imaging business, as well as elements of the medical sensors and lighting businesses in our Optoelectronics segment. The photonics markets include the remaining businesses in our Optoelectronics segment.

Accounting Period

Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006 each included 52 weeks.

Consolidated Results of Continuing Operations

Sales

2007 Compared to 2006. Sales for 2007 were $1,787.3 million, versus $1,546.4 million for 2006, an increase of $241.0 million, or 16%. Changes in foreign exchange and acquisitions each contributed approximately 4% to the increase in revenue for 2007, as compared to 2006. The analysis in the remainder of this paragraph compares segment sales for 2007 as compared to 2006 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects a $182.7 million, or 16%, increase in our Life and Analytical Sciences segment sales, due to increases in sales of instruments of $84.5 million, service of $51.3 million, and consumables and reagents of $46.9 million. Our Optoelectronics segment sales grew $58.3 million, or 15%, primarily due to increases in our medical imaging products of $28.4 million, specialty lighting products of $24.8 million, and optical sensors of $4.8 million.

2006 Compared to 2005. Sales for 2006 were $1,546.4 million versus $1,473.8 million during 2005, an increase of $72.6 million, or 5%. Changes in foreign exchange and acquisitions each contributed approximately 1% to the increase in revenue for 2006, as compared to 2005. The analysis in the remainder of this paragraph compares segment sales for 2006 as compared to 2005 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales includes a $63.5 million, or 6%, increase in our Life and Analytical Sciences segment sales, which grew from $1,081.1 million in 2005 to $1,144.6 million in 2006 primarily due to increases in service of $31.8 million, instruments of $29.8 million and consumables and reagents of $1.9 million. Our Optoelectronics segment sales grew $9.1 million, or 2%, from $392.7 million in 2005 to $401.8 million in 2006 primarily due to sales of our medical imaging products increasing by $15.1 million, while sales within our optical sensors and specialty lighting product lines decreased $6.0 million.

Cost of Sales

2007 Compared to 2006. Cost of sales for 2007 was $1,062.6 million, versus $918.3 million for 2006, an increase of approximately $144.3 million, or 16%. As a percentage of sales, cost of sales increased to 59.5% in 2007 from 59.4% in 2006, resulting in a decrease in gross margin of 10 basis points to 40.5% in 2007 from 40.6% in 2006. Amortization of intangible assets increased due to the acquisitions completed in 2007 and 2006 and was $34.4 million for 2007 as compared to $29.2 million for 2006. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in 2007 was approximately $2.5 million for 2007. Stock option expense was $1.2 million and $1.3 million for 2007 and 2006, respectively. The combined impact of net productivity and capacity improvements within both segments increased gross margin, which was partially offset by pressures in our laboratory services business as a result of entering into several large new contracts requiring an increase in start-up investment in the first six months of 2007 and a one-time charge related to flash module contracts in our Optoelectronics segment.

2006 Compared to 2005. Cost of sales for 2006 was $918.3 million, versus $859.3 million for 2005, an increase of $59.0 million, or 7%. As a percentage of sales, cost of sales increased to 59.4% in 2006 from 58.3% in 2005, resulting in a decrease in gross margin of 110 basis points to 40.6% in 2006 from 41.7% in 2005. Amortization of intangible assets was $29.2 million in 2006 as compared to $27.8 million in 2005. With the adoption of SFAS No. 123(R), cost of sales for 2006 also included stock option expense of $1.3 million. No stock option expense was recorded in 2005. The remaining decrease in gross margin was primarily attributable to unfavorable product and geography mix of sales, pricing pressures and inflation, including commodity costs during 2006, partially offset by efficiencies gained through increased production volume and successful execution of productivity initiatives.

Selling, General and Administrative Expenses

2007 Compared to 2006. Selling, general and administrative expenses for 2007 were $444.4 million as compared to $376.8 million for 2006, an increase of approximately $67.6 million, or 18%. As a percentage of sales, selling, general and administrative expenses were 24.9% in 2007, compared to 24.4% in 2006. Amortization of intangible assets was $7.9 million for 2007 as compared to $3.0 million for 2006. Stock option expense was $7.3 million and $7.2 million for 2007 and 2006, respectively. This increase was primarily the result of increased headcount and employee-related expenses to support our sales initiatives, increased sales and marketing expenses to support recent acquisitions, business development expenses, amortization expense related to the acquisitions completed in 2007 and 2006, foreign exchange and stock option expense.

2006 Compared to 2005. Selling, general and administrative expenses for 2006 were $376.8 million, versus $365.5 million for 2005, an increase of $11.4 million, or 3%. As a percentage of sales, selling, general and administrative expenses decreased 40 basis points to 24.4% in 2006 from 24.8% in 2005. Amortization of intangible assets was $3.0 million in 2006 as compared to $0.8 million in 2005. With the adoption of SFAS No. 123(R), selling, general and administrative expenses for 2006 also included $7.2 million of stock option expense, whereas no stock option expense was recorded in 2005. This decrease was the result of increased fixed cost leverage and cost controls, offset in part by increased investment in business development activities, stock option expense and an increase in the number of sales employees in emerging markets and higher growth product lines.

Research and Development Expenses

2007 Compared to 2006. Research and development expenses for 2007 were $111.6 million versus $99.7 million for 2006, an increase of $11.9 million, or 12%. As a percentage of sales, research and development expenses decreased to 6.2% in 2007 from 6.4% in 2006. Amortization of intangible assets was $1.7 million for 2007 as compared to $1.6 million for 2006. Research and development expenses also included stock option expense of $0.6 million and $0.7 million for 2007 and 2006, respectively. We directed our research and development efforts similarly during 2007 and 2006, primarily toward genetic screening, BioDiscovery, and analytical sciences markets within our Life and Analytical Sciences segment, and medical imaging and photonics within our Optoelectronics segment, in order to help accelerate our growth initiatives.

2006 Compared to 2005. Research and development expenses for 2006 were $99.7 million versus $87.4 million in 2005, an increase of $12.3 million, or 14%. As a percentage of sales, research and development expenses increased to 6.4% in 2006 from 5.9% in 2005. Amortization of intangible assets was $1.6 million in 2006 as compared to $0.1 million in 2005. With the adoption of SFAS No. 123(R), research and development expenses for 2006 also included $0.7 million of stock option expense, whereas no stock option expense was recorded in 2005. We directed research and development efforts during 2006 and 2005 primarily toward genetic screening, BioDiscovery, and analytical sciences markets within our Life and Analytical Sciences segment, and medical imaging within our Optoelectronics segment in order to help accelerate our growth initiatives.

In-process Research and Development Charge

2007 Compared to 2006. In-process research and development (“IPR&D”) charge for 2007 was $1.5 million, which related to the acquisitions of Evotec and Euroscreen. In determining the value of the in-process projects, we considered, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date, and the estimated useful life of the technology. We utilized the discounted cash flow method to value the IPR&D, using a discount rate equivalent to the relative risk of the asset, including the uncertainty of technological feasibility and successful launch. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life, and then discounting these after-tax cash flows back to a present value. We believe that the estimated purchased research and development amounts so determined, represent the fair value of each project at the acquisition date, and the amount represents management’s best estimate of the amount a third party would pay for the projects.

2006 Compared to 2005. We did not take an IPR&D charge in either 2006 or 2005.

Gains on Settlement of Insurance Claim

2007 Compared to 2006. During the second quarter of 2007 we settled an insurance claim resulting from a fire that occurred within our Life and Analytical Sciences facility in Boston, Massachusetts in March 2005. As a result of that settlement, we recorded gains of $15.3 million during the second quarter of 2007. We received the final settlement payment of $21.5 million in June 2007, and had previously received during 2005 and 2006 a total of $35.0 million in advance payments towards costs incurred, and for building, inventory and equipment damages. Of the $56.5 million in total settlement proceeds received by us, $25.6 million related to reimbursement of costs incurred; $23.7 million related to damages to the building, inventory and equipment; and $7.2 million related to business interruption costs which were recorded as reductions to cost of sales and selling, general and administrative expenses.

During the second quarter of 2007, we accrued $9.7 million representing our management’s estimate of the total cost for decommissioning the building, including environmental matters. We paid $3.9 million during fiscal year 2007 towards decommissioning the building, and anticipate that the remaining payments of $5.8 million will be completed by the end of fiscal year 2008.

Restructuring and Lease Charges (Reversals), Net

2007 Compared to 2006. We have undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of our business units. Restructuring actions were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). Restructuring and lease charges (reversals), net, for 2007 were a $14.4 million charge versus a $3.6 million reversal for 2006.

The following table summarizes our restructuring accrual balances and related activity by restructuring plan during 2007, 2006 and 2005:

	Balance at 1/02/2005	2005 Charges	2005 Amounts paid and incurred	2005 Changes in Estimates	Balance at 1/1/2006	2006 Charges	2006 Amounts paid and incurred	2006 Changes in Estimates	Balance at 12/31/2006	2007 Charges	2007 EITF No. 95-3 Charges	2007 Amounts paid and incurred	2007 Changes in Estimates	Balance at 12/30/2007
Previous Plans	$3,045	$17,038	$(13,868)	$5,027	$11,242	$755	$(4,871)	$(4,395)	$2,731	$—	$—	$(150)	$(611)	$1,970
Q1 2007 Plan	—	—	—	—	—	—	—	—	—	4,438	—	(3,367)	—	1,071
Q4 2007 Plan	—	—	—	—	—	—	—	—	—	9,624	—	(1,028)	—	8,596
ViaCell Plan	—	—	—	—	—	—	—	—	—	—	1,184	—	—	1,184

Restructuring	3,045	17,038	(13,868)	5,027	11,242	755	(4,871)	(4,395)	2,731	14,062	1,184	(4,545)	(611)	12,821
Lease charges	—	—	—	—	—	—	—	—	—	3,115	—	—	—	3,115
Deferred Gain	—	—	—	—	—	—	—	—	—	(2,179)	—	—	—	(2,179)

Total restructuring and lease charges	$3,045	$17,038	$(13,868)	$5,027	$11,242	$755	$(4,871)	$(4,395)	$2,731	$14,998	$1,184	$(4,545)	$(611)	$13,757

The purpose of the Company restructuring plans approved in the first and fourth quarters of 2007, detailed below, was principally to shift resources into geographic regions and product lines that are more consistent with our growth strategy. The pre-tax restructuring activity associated with these plans has been reported as restructuring expenses as a component of operating expenses from continuing operations. We expect the impact of immediate and future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we have incurred and will incur offsetting costs.

Q4 2007 Plan

During the fourth quarter of 2007, our management approved a plan to shift resources into geographic regions and product lines that are more consistent with our growth strategy (the “Q4 2007 Plan”). As a result of the Q4 2007 Plan, we recognized a $4.8 million pre-tax restructuring charge in our Life and Analytical Sciences segment related to a workforce reduction from these reorganization activities. We also recognized a $4.8 million pre-tax restructuring charge in our Optoelectronics segment related to a workforce reduction and the partial closure of a facility, which was offset by the recognition of a $2.2 million deferred gain from the sales-leaseback of that facility during the fiscal year 2001.

As part of our Q4 2007 Plan, we reduced headcount by 90 employees. All actions related to the Q4 2007 Plan were completed by December 30, 2007, and we anticipate that the remaining payments of $4.3 million for workforce reductions will be completed by the end of the first quarter of fiscal year 2009, and the remaining payments of $4.3 million for the partial facility closure will be paid through fiscal year 2022, in accordance with the terms of the lease. The lease payments will be offset by the recognition of the amortization of the deferred gain from the sales-leaseback of that facility during the fiscal year 2001.

The following table summarizes the components of the Q4 2007 Plan activity recognized in 2007 by segment:

	Life and Analytical Sciences	Optoelectronics	Total
	(In thousands)
Severance	$4,846	$450	$5,296
Partial closure of excess facility	—	4,328	4,328

	4,846	$4,778	$9,624
Deferred gain on excess facility	—	(2,179)	(2,179)

Total	$4,846	$2,599	$7,445

Q1 2007 Plan

During the first quarter of 2007, our management approved a plan to shift resources into product lines that are more consistent with our growth strategy. As a result of this plan, we recognized a pre-tax restructuring charge of $4.4 million during the first quarter of 2007 (the “Q1 2007 Plan”). The actions within the Q1 2007 Plan related to a workforce reduction resulting from reorganization activities within our Life and Analytical Sciences segment.

As part of our Q1 2007 Plan, we reduced headcount by 60 employees. All actions related to the Q1 2007 Plan were completed by March 30, 2007, and we anticipate that the remaining payments of $1.1 million will be completed by the end of the fourth quarter of fiscal year 2008.

ViaCell Plan

Following the ViaCell acquisition, we committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions. As of December 30, 2007, we recorded $1.2 million of severance liabilities with a corresponding adjustment to goodwill in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). We had not finalized the preliminary integration plan as of December 30, 2007, but we expect to complete the plan no later than one year from the date of acquisition. As part of our ViaCell Plan, we reduced headcount by five employees, and we anticipate that the payments of $1.2 million will be completed by the end of the fourth quarter of fiscal year 2008.

Previous Restructuring and Integration Plans

The principal actions of these restructuring plans were workforce reductions related to the integration of our Life Sciences and Analytical Instruments businesses, which is now our Life and Analytical Sciences segment, in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Life and Analytical Sciences and Optoelectronics segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During 2007, we paid $0.2 million related to the 2001 to 2006 restructuring and integration plans and recorded a pre-tax restructuring reversal of $0.6 million relating to these plans, due to lower than expected employee separation costs associated with both the Life and Analytical Sciences and Optoelectronics segments. As of December 30, 2007, we had approximately $2.0 million of remaining liabilities associated with these plans, primarily relating to remaining lease obligations related to closed facilities in the Life and Analytical Sciences segment. The remaining terms of these leases vary in length and will be paid through fiscal year 2014. We anticipate that the remaining severance payments will be completed by the end of fiscal year 2008.

Lease Charges

To facilitate the sale of a business in 2001, we were required to guarantee the obligations that the buyer of the business assumed related to the lease for the building in which the business operates. The lease obligations continue through March 2011. While we assigned our interest in the lease to the buyer at the time of the sale of the business, in the event the buyer defaults under the lease, we are responsible for all remaining lease payments and certain other building related expenses. As an additional measure to facilitate the sale of the business, we obtained a letter of credit as partial security for a loan to the buyer, which could have been drawn upon by the buyer’s lender in the event the buyer was delinquent in repayment of the loan. During the second quarter of 2007, the lessor of the building began the process to evict the buyer as a result of unpaid lease payments and building expenses, and sought reimbursement from us. As a result of this action, we recorded a charge of $4.5 million related to payments for this lease obligation and the potential drawdown of the letter of credit. During the third quarter of 2007, the buyer completed a recapitalization of the business with another lender. The proceeds of the recapitalization were used to pay off the remaining balance on the original securitized loan, as well as to make certain payments to the landlord for back rent and other obligations arising under the lease. We were released from our obligation under the letter of credit on the original securitized loan. As a result of these actions, we recorded a reversal of $1.4 million related to payments for this lease obligation and the release of the letter of credit in the third quarter of 2007. We are still responsible for the remaining accrual of $3.1 million, which relates to the remaining lease and building obligations, reduced by estimated sublease rentals reasonably expected to be obtained for the property.

Impairment of Assets

2007 Compared to 2006. Impairment of assets was zero in 2007 and $3.2 million in 2006. The 2006 impairment was recorded within the Life and Analytical Sciences segment, which included a $2.8 million loss related to a manufacturing facility and a $0.4 million loss on impairment of a license agreement.

2006 Compared to 2005. Impairment of assets was $3.2 million in 2006 and zero in 2005. The 2006 impairment was recorded within the Life and Analytical Sciences segment, which included a $2.8 million loss related to a manufacturing facility and a $0.4 million loss on impairment of a license agreement.

Gains on Dispositions

2007 Compared to 2006. There were no dispositions in 2007 and dispositions resulted in a net gain of $1.5 million in 2006. Gain on dispositions in 2006 included a $0.6 million gain from an insurance reimbursement due to fire damage in a certain manufacturing facility and a $0.9 million gain on disposal of certain fixed assets.

2006 Compared to 2005. Dispositions resulted in a net gain of $1.5 million in 2006 and in 2005. Gain on dispositions in 2006 included a $0.6 million gain from an insurance reimbursement due to fire damage in a certain manufacturing facility and a $0.9 million gain on disposal of fixed assets. Gain on dispositions in 2005 included a $2.0 million gain from an insurance reimbursement due to fire damage in certain manufacturing facilities offset by a $0.5 million loss on disposal of certain fixed assets due to a facility upgrade.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	2007	2006	2005
	(In thousands)
Interest income	$(4,688)	$(9,390)	$(3,321)
Interest expense	15,325	9,157	27,291
Gains on disposition of investments, net	(697)	(2,296)	(5,844)
Extinguishment of debt	—	—	54,886
Other expense, net	6,937	5,195	1,279

Total interest and other expense, net	$16,877	$2,666	$74,291

2007 Compared to 2006. Interest and other expense, net for 2007 was $16.9 million versus $2.7 million for 2006, an increase of $14.2 million. The increase in interest and other expense, net, in 2007 as compared to 2006 was primarily due to the higher outstanding debt balances, as well as lower outstanding cash balances. Interest income decreased $4.7 million due to lower overall cash balances, and interest expense increased $6.2 million due to higher outstanding debt balances. We also recognized a net gain on dispositions of investments of $0.7 million associated with the dissolution of certain investments. Other expenses for 2007 and 2006 increased by $1.7 million, and consisted primarily of expenses related to foreign currency translation and business development related costs. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

2006 Compared to 2005. Interest and other expense, net for 2006 was $2.7 million versus $74.3 million for 2005, a decrease of $71.6 million or 96%. The decrease in interest and other expense, net in 2006 as compared to 2005, was due primarily to the overall reduction in outstanding debt, lower borrowing costs, an increase in outstanding cash balances and extinguishment of debt from 2005. Interest income increased $6.1 million due to higher cash balances and higher investment rates. In addition, interest expense decreased $18.1 million primarily due to the repurchase of our senior subordinated 8 7/8% notes due 2013, which we repurchased through a tender offer in the fourth quarter of 2005, and the repayment of the remainder of our term loan. The decrease in interest expense resulting from the debt reduction in 2005 was partially offset by interest on $151.5 million in funds drawn under our previous senior unsecured revolving credit facility as of December 31, 2006, which we entered into during the fourth quarter of 2005 and amended and restated in August 2007. We also recognized a net gain on dispositions of investments of $2.3 million associated with the dissolution of certain investments. We incurred a nonrecurring charge of $54.9 million in 2005 to repay our senior subordinated 8 7/8% notes due 2013. Other expenses in 2006 and 2005 consisted primarily of expense related to foreign currency translation.

Provision for Income Taxes

2007 Compared to 2006. The 2007 provision for income taxes from continuing operations was $17.5 million, as compared to a provision of $32.4 million for 2006. The effective tax rate from continuing operations was 11.5% for 2007 as compared to 21.5% for 2006. The lower effective tax rate in 2007 was primarily due to the favorable settlement of an income tax audit partially offset by (i) the non-deductible IPR&D charge of $1.5 million recorded in 2007; (ii) the discrete accrual of interest expense as a result of the adoption of the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 in 2007; (iii) the accrual of U.S. taxes on the $15.3 million gains on the settlement of an insurance claim for 2007; and (iv) changes in our forecasted geographic distribution of earnings.

2006 Compared to 2005. The 2006 provision for income taxes from continuing operations was $32.4 million, versus a provision of $0.1 million in 2005. The 2006 effective tax rate from continuing operations was 21.5% as compared to the 2005 effective tax rate of 0.2%. The lower effective tax rate in 2005 was primarily due to (i) a benefit from the settlement of income tax audits for prior years in 2005, offset by the tax cost of the domestic reinvestment plan repatriation calculated in accordance with the homeland investment provisions of the American Jobs Creation Act of 2004; and (ii) the use in 2005 of federal, state, and foreign tax attributes (current year state and foreign net operating losses, federal current year research and experimental credits, and state current year income tax credits) enabled by the sale of our Fluid Sciences segment.

In December 2006, the Tax Relief and Health Care Act of 2006 (the “Tax Act”) was enacted. The Tax Act retroactively restored the expired research and experimental tax credit provisions of the law from December 31, 2006, and extended the credit through December 31, 2007. As a result of the Tax Act, we recorded a benefit for the research and experimental tax credit in 2006 in the amount of $1.6 million.

Discontinued Operations

As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 30, 2007 and December 31, 2006.

We recorded the following gains and losses, which have been reported as the gain (loss) on dispositions of discontinued operations during the three years ended:

	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Gain on the sale of Semiconductor business	$87	$3,750	$—
(Loss) gain on the sale of Aerospace business	(1,250)	532	250,638
Gain (loss) on the sale of Fluid Testing business	35	(234)	30,281
Net gain (loss) on dispositions of other discontinued operations	177	(726)	(7,094)

Net (loss) gain on disposition of discontinued operations before income taxes	(951)	3,322	273,825
Provision for income taxes	281	889	87,463

(Loss) gain on disposition of discontinued operations, net of income taxes	$(1,232)	$2,433	$186,362

Following the ViaCell acquisition in November 2007, our Board approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyte SM business focuses on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focuses on the development of therapeutic uses of unrestricted somatic stem cells derived from umbilical cord blood, including the areas of cancer, cardiac disease and diabetes. We have determined that both businesses do not strategically fit with the other products offered by our Life and Analytical Sciences segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete in the marketplace with larger companies who focus on the market for such products. We are actively marketing and are currently committed to a plan to sell both of these businesses. We have classified the results of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements.

In September 2005, our Board approved a plan to divest our Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In November 2005, we sold the Fluid Testing division for approximately $34.5 million, resulting in a net pre-tax gain of $30.3 million. In December 2005, we sold the Aerospace business for approximately $333.0 million, resulting in a net pre-tax gain of $250.6 million. These gains were recognized during fiscal 2005 as gains on the dispositions of discontinued operations. We received total cash proceeds in these transactions of approximately $360.0 million. During 2006, we finalized the net working capital adjustments associated with the sales of these businesses, settled a claim related to an employee benefit program, and ceased future benefit accruals to a postretirement medical plan. In 2006, these actions resulted in the recognition of a gain of $0.5 million and a loss of $0.2 million relative to the Aerospace business and the Fluid Testing business, respectively. In February 2006, we sold substantially all of the assets of our Semiconductor business for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. A pre-tax gain of $3.8 million, exclusive of additional contingent consideration, was recognized in 2006. During 2007, we settled an additional commitment associated with a benefit program relating to the divestiture of the Fluid Sciences segment and recognized a pre-tax loss of $1.1 million.

During 2007, 2006 and 2005, we settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax gain of $0.2 million in 2007, a pre-tax loss of $0.7 million in 2006 and a pre-tax gain of $1.4 million in 2005. During 2007 and 2006, we substantially completed the remediation of an environmental matter within the Lithography business, resulting in recognition of pre-tax losses of $0.7 million in 2007 and $1.7 million in 2006. In addition, we received proceeds of $0.5 million upon the sale of the Lithography business and recognized a pre-tax loss of $3.3 million during fiscal year 2005. Also in fiscal year 2005, the completion of the shutdown of the Fiber Optics Test Equipment business resulted in a pre-tax loss of $5.2 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	2007	2006	2005
	(In thousands)
Sales	$—	$8,705	$223,997
Costs and expenses	945	9,706	200,156

Operating (loss) income from discontinued operations	(945)	(1,001)	23,841
Other expenses, net	—	397	1,314

(Loss) income from discontinued operations before income taxes	(945)	(1,398)	22,527
(Benefit from) provision for income taxes	(29)	(224)	7,313

(Loss) income from discontinued operations, net of income taxes	$(916)	$(1,174)	$15,214

Acquisitions

Newborn Metabolic Screening Business from Pediatrix Medical Group, Inc. In December 2007, we entered into an agreement to acquire the outstanding stock of Pediatrix Screening, Inc., which constitutes the newborn metabolic screening (“NMS”) business of Pediatrix Medical Group, Inc. The NMS business provides neonatal screening and consultative services to hospitals, medical groups and various states. This acquisition is intended to expand our capabilities to supply state laboratories and other agencies with comprehensive newborn screening solutions. This transaction is expected to close during the first quarter of 2008.

ViaCell, Inc. In November 2007, our wholly owned subsidiary completed a tender offer for all of the outstanding shares of common stock of ViaCell, at a price of $7.25 per share. ViaCell specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. Through the tender offer, our wholly owned subsidiary acquired more than 90% of the outstanding shares of common stock of ViaCell. We acquired the remaining outstanding shares of ViaCell by means of a merger of our wholly owned subsidiary with and into ViaCell, as a result of which ViaCell became our wholly owned subsidiary. The addition of ViaCell’s ViaCord® product offering for the preservation of umbilical cord blood, and its sales and marketing organization, is expected to facilitate the expansion of our neonatal and prenatal businesses. Aggregate consideration for this transaction was approximately $295.8 million in cash, which excludes $31.8 million in acquired cash. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Following the ViaCell acquisition, we committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions. As of December 30, 2007, we recorded $1.2 million of severance liabilities with a corresponding adjustment to goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). We had not finalized the preliminary integration plan as of December 30, 2007, but we expect to complete the plan no later than one year from the date of acquisition.

Following the ViaCell acquisition, our Board approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focuses on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focuses on the development of therapeutic uses of unrestricted somatic stem cells derived from umbilical cord blood, including the areas of cancer, cardiac disease and diabetes. We have determined that both businesses do not strategically fit with the other products offered by the Life and Analytical Sciences segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete in the marketplace with larger companies which focus on the market for such products. We are actively marketing and are currently committed to a plan to sell both of these businesses. We have classified the results of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements.

Various Intangible Assets and Investments. In 2007, we acquired various licenses, other intangible assets and investments for aggregate consideration of approximately $8.8 million in cash. Included in this amount are a customer list for reagents for approximately $4.8 million, and a call option to purchase the assets and liabilities of a company for approximately $1.2 million, each purchased during the fourth quarter of 2007. In addition, we entered into various long-term license agreements during 2007 for approximately $2.8 million. Purchased intangible assets are amortized over their estimated useful lives based upon the economic value. See Note 13 to our consolidated financial statements for additional details.

Remaining minority interest of PerkinElmer India Pvt. Ltd. In June 2007, we acquired the remaining minority interest in PerkinElmer India Pvt. Ltd. (“PKI India”), a direct sales, service and marketing operation targeting India’s life science and analytical instrumentation markets, from Labindia Instruments Pvt. Ltd. The acquisition establishes PKI India as our wholly owned subsidiary. Consideration for this transaction was approximately $1.3 million in cash plus potential additional consideration of approximately $0.7 million, of which we paid $0.2 million during the fiscal year 2007. We expect to pay the remaining $0.5 million in quarterly installments through the first quarter of 2008. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Improvision Ltd. In March 2007, we acquired the stock of Improvision Ltd. (“Improvision”), a leading provider of cellular imaging software and integrated hardware solutions used in life sciences research. We expect that the addition of Improvision’s imaging and analysis software to our high content screening systems will provide customers with powerful imaging solutions for analyzing cellular events, from real-time imaging of live cells to rapid high content screening of multiple samples. Consideration for this transaction was approximately $23.6 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us. During 2007, we paid $0.6 million for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Euroscreen Products S.A. In January 2007, we acquired the stock of Euroscreen Products S.A. (“Euroscreen”), a developer of the AequoScreen™ cellular assay platform. The AequoScreen™ platform from Euroscreen is based on an innovative luminescence technology that generates higher quality data, while reducing the number of false positives in G protein-coupled receptor (“GPCR”) screening applications. Consideration for this transaction was approximately $18.1 million in cash. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Evotec Technologies GmbH. In January 2007, we acquired the stock of Evotec Technologies GmbH (“Evotec”). The acquisition is intended to allow us to provide our customers in the pharmaceutical, biotechnology and academic arenas with Evotec’s high content screening instruments and software. These analysis tools determine the composition of cells and cell structure, a critical step in moving potential drug targets quickly through the discovery process. Consideration for this transaction was approximately $33.0 million in cash, which was paid in fiscal year 2006. During 2007, we received $1.2 million for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Dynamic Mechanical Analysis Product Line from Triton Technology Ltd. In December 2006, we acquired specified assets and assumed specified liabilities of the Dynamic Mechanical Analysis (“DMA”) product line from Triton Technology Ltd. The DMA products offer a thermal analysis tool that is used by scientists in the polymers, pharmaceuticals and food industries for diverse applications ranging from simple quality control to advanced research. Consideration for this transaction was approximately $2.3 million in cash at the closing, plus additional cash payments of approximately $1.6 million that were paid during the first six months of 2007. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible.

Avalon Instruments Limited. In September 2006, we acquired the stock of Avalon Instruments Limited (“Avalon”). The acquisition of Avalon expands and complements our molecular spectroscopy product portfolio by adding a family of innovative bench-top dispersive Raman spectrometers. Raman spectroscopy identifies and characterizes the composition of both organic and inorganic materials in a wide range of applications. Consideration for this transaction was approximately $5.3 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

J.N. Macri Technologies LLC and NTD Laboratories, Inc. In July 2006, we acquired specified assets and assumed specified liabilities of J.N. Macri Technologies LLC (“Macri”) and acquired the stock of NTD Laboratories, Inc. (“NTD”). We acquired Macri’s global patents related to free beta Human Chorionic Gonadotropin (“free Beta hCG”). Free Beta hCG is a peptide hormone produced in the early stage of pregnancy that is widely recognized as an important biomarker for first-trimester prenatal risk assessment. NTD is a laboratory specializing in prenatal risk assessment and offers laboratory-developed and validated testing under the brand name UltraScreen®, of which free Beta hCG is an important component. Aggregate consideration for these transactions was approximately $56.65 million in cash. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill. None of the goodwill related to the NTD acquisition is tax deductible and all of the goodwill related to the Macri acquisition is tax deductible.

Clinical & Analytical Service Solutions Ltd. In June 2006, we acquired the stock of Clinical & Analytical Service Solutions Ltd. (“C&A”), a scientific equipment asset and managed maintenance company serving the pharmaceutical, biotechnology and healthcare markets. Consideration for the transaction was approximately $16.0 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Spectral Genomics, Inc. In April 2006, we acquired specified assets and assumed specified liabilities of Spectral Genomics, Inc. (“Spectral”), a leader in molecular karyotyping technology used to evaluate chromosomal abnormalities. Consideration for the transaction was approximately $14.0 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us. We will make royalty payments based on future sales to license additional intellectual property rights from a third party. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible.

Agilix Corporation. In February 2006, we acquired specified assets of Agilix Corporation (“Agilix”) for approximately $8.7 million in cash. Assets acquired primarily relate to Agilix’s core technology which centers around labeling technology using isobaric mass tags that allow for the simultaneous quantification of molecules, such as proteins, from multiple samples. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible.

The operations for each of these acquisitions completed during 2007 and 2006 are reported within the results of our Life and Analytical Sciences segment from the acquisition date. The acquisitions were accounted for using the purchase method of accounting. Allocation of the purchase price for the acquisitions was based on estimates of the fair value of the net assets acquired, and is subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The excess purchase price over those assigned values was recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives.

IPR&D charges represent incomplete acquired research and development projects that have not reached technological feasibility and have no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. On the date of the acquisitions of Evotec and Euroscreen, there were multiple IPR&D efforts underway at each company for certain current and future product lines. In determining the value of in-process projects, we consider, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date, and the estimated useful life of the technology. For these acquisitions, we utilized the discounted cash flow method to value the IPR&D, using a discount rate equivalent to the relative risk of the asset, including the uncertainty of technological feasibility and successful launch. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life, and then discounting these after-tax cash flows back to a present value. For the acquisitions of Evotec and Euroscreen, we estimated the value of the IPR&D to be $0.2 million and $1.3 million, respectively. We believe that the estimated purchased research and development amounts so determined, represent the fair value at the date of the acquisitions, and the amount represents management’s best estimate of the amount a third party would pay in the aggregate for the projects. The fair value of acquired in-process research and development costs was expensed as of the acquisition date as the projects underway at Evotec and Euroscreen had not reached technological feasibility and were determined to have no alternative future use.

In connection with purchase price and related allocations, we estimate the fair value of deferred revenue assumed in connection with these acquisitions. The estimated fair value of deferred revenue is determined by the legal performance obligation at the date of acquisition, and is generally based on the nature of the activities to be performed and the related costs to be incurred after consummation. The fair value of an assumed liability related to deferred revenue is estimated based on the current market cost of fulfilling the obligation, plus a normal profit margin thereon. The estimated costs to fulfill the deferred revenue are based on the historical direct costs related to providing the services. We do not include any costs associated with selling efforts, research and development, or the related fulfillment margins on these costs. In most acquisitions, profit associated with selling effort is excluded because the acquired entities would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating income approximates, in theory, the amount that we would be required to pay a third party to assume the obligation. As a result of purchase accounting, we recognized the deferred revenue related to the ViaCell acquisition at fair value, and did not recognize $18.1 million of deferred revenue that would have been otherwise recorded in future periods. We would have recorded higher storage revenues in fiscal 2007 in the amount of $1.0 million, as well as significantly higher amounts in future periods, related to these contracts. ViaCell customers have historically renewed these contracts, although there can be no assurance that they will continue to do so in the future.

As of December 30, 2007, the purchase price allocations for the Agilix, Spectral, C&A, Macri, NTD, Avalon, the DMA product line, Evotec, Euroscreen, Improvision and PKI India acquisitions have been finalized. As of December 30, 2007, the purchase price and related allocations for the ViaCell acquisition were preliminary, and may be revised as a result of adjustments made to the purchase price, as well as additional information regarding liabilities assumed, including contingent liabilities, deferred taxes, employee severance and facility closure costs, and revisions of preliminary estimates of fair values made at the date of purchase. We are not aware of any information that indicates the final purchase price allocation will differ materially from the preliminary estimates, and we expect to complete any outstanding asset valuations no later than one year from the date of acquisition.

Contingencies, Including Tax Matters

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $4.2 million as of December 30, 2007, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations, or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc.,

Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007, but a decision on those motions has not been rendered, and a trial date has not been set.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, seeking injunctive and monetary relief against one of our subsidiaries and alleging that our ViewLux™ and certain of our Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of our United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that our same products infringe one corresponding Amersham patent in the United Kingdom, which was granted in August 2004 (the “UK case”). On October 29, 2003, we filed a complaint, which was subsequently amended, seeking injunctive and monetary relief against Amersham in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of our patents related to high-throughput screening (the “MA case”). After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United Kingdom and awarded costs to us. Amersham initiated an appeal of the ruling in the UK case but withdrew that appeal in January 2007. In May 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. The parties entered into a settlement agreement in November 2007 to resolve all of the foregoing matters.

In 2002, PharmaStem Therapeutics, Inc. (“PharmaStem”) filed suit against ViaCell, Inc., which is now our wholly owned subsidiary, and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem I”). After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that ViaCell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. PharmaStem had also filed a second complaint against ViaCell and other defendants in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem II”). We believe that the issues presented in PharmaStem II, which was subsequently consolidated in the District of Delaware with similar cases brought by PharmaStem against other family cord blood banks, are substantially the same as the issues presented in PharmaStem I, and that ViaCell does not infringe the patents at issue in the second case and that those patents are invalid for the same reasons as cited by the Court of Appeals in PharmaStem I. The Delaware court granted ViaCell’s motion in October 2005 to stay the proceedings in PharmaStem II pending the outcome of PharmaStem I and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. Although the U.S. PTO had previously issued notice of its intent to allow the remaining claims of all of the patents, the U.S. PTO subsequently decided to begin the process of re-examining each patent. ViaCell has informed the Delaware Court overseeing PharmaStem II of the status of the re-examinations and that the Federal Circuit had ruled in its favor in the PharmaStem I case. The Delaware Court has yet to take any action in response to these notices.

We believe we have meritorious defenses to these lawsuits and other proceedings, and we are contesting the actions vigorously in all of the above unresolved matters. We are currently unable, however, to reasonably estimate the amount of loss, if any, that may result from the resolution of these matters, or to determine whether resolution of any of these matters will have a material adverse impact on our consolidated financial statements included in this annual report on Form 10-K.

During 2005, the Internal Revenue Service concluded its audit of federal income taxes for the years 1999 through 2002. There was a single open issue related to this audit which we favorably resolved during the fourth quarter of 2007. We are under regular examination by tax authorities in the United States and other countries (such as China, Indonesia, Philippines and the United Kingdom) in which we have significant business operations. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits as required by FIN No. 48. Adjustments are made to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is ultimately settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although, we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at December 30, 2007 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

2007 Compared to 2006. Sales for 2007 were $1,327.2 million, versus $1,144.6 million for 2006, an increase of $182.7 million, or 16%, which includes an approximate 5% increase from acquisitions and an approximate 4% increase in sales attributable to favorable changes in foreign exchange rates. The following analysis in the remainder of this paragraph compares selected sales by market and product type for 2007, as compared to 2006, and includes the effect of foreign exchange rate fluctuations and acquisitions. Our laboratory service sales increased by $51.3 million, sales to genetic screening customers increased by $49.1 million, sales to BioDiscovery customers increased by $41.6 million, and sales to analytical sciences customers increased by $40.7 million. Sales by type of product included increases in instruments of $84.5 million, service of $51.3 million, and consumables and reagents of $46.9 million.

Operating income for 2007 was $128.8 million, as compared to $115.4 million for 2006, an increase of $13.4 million, or 12%. Amortization of intangible assets increased due to the acquisitions completed in 2007 and 2006 and was $41.4 million for 2007, as compared to $31.3 million for 2006. Restructuring and lease charges were $8.7 million for 2007 as a result of our Q1 2007 and Q4 2007 Plans, as compared to reversals of $1.7 million in 2006. Amortization of purchase accounting adjustments to record the inventory and IPR&D from certain acquisitions completed in 2007 were $2.5 million and $1.5 million, respectively, for 2007. Stock option expense was $3.4 million and $3.2 million for 2007 and 2006, respectively. Gains on the settlement of the insurance claim for the March 2005 fire in our Boston, Massachusetts facility were $15.3 million for 2007. Increased sales volume and higher net productivity increased operating income, partially offset by pressures in our laboratory services business as a result of entering into several large new contracts requiring an increase in start-up investment in the first six months of 2007.

2006 Compared to 2005. Sales for 2006 were $1,144.6 million, versus $1,081.1 million in 2005, an increase of $63.5 million, or 6%. Changes in foreign exchange and acquisitions each contributed approximately 1% to the increase in revenue for 2006, as compared to 2005. The following analysis in the remainder of this paragraph compares selected sales by market and product type for 2006, as compared to 2005, and includes the effect of foreign exchange rate fluctuations and acquisitions. Our laboratory service sales increased by $31.8 million, sales to genetic screening customers increased by $24.8 million, and sales to analytical sciences customers increased by $16.7 million, while sales to BioDiscovery customers decreased by $9.9 million. Sales by type of product included increases in service of $31.8 million, instruments of $29.8 million, and consumables and reagents of $1.9 million.

Operating income for 2006 was $115.4 million, versus $110.2 million for 2005, an increase of $5.2 million, or 5%. Amortization of intangible assets increased due to the acquisitions completed in 2006 and was $31.3 million for 2006, as compared to $26.2 million for 2005. Operating income for 2006 includes stock option expense of $3.2 million, whereas no stock option expense was recorded in 2005. Restructuring reversals were $1.7 million for 2006 as compared to a charge of $12.9 million for 2005. Increased sales volume and successful execution of productivity initiatives also increased operating income, which were more than offset by unfavorable product and geography mix of sales, pricing pressures, and inflation, including commodity costs during 2006.

Optoelectronics

2007 Compared to 2006. Sales for 2007 were $460.1 million, versus $401.8 million for 2006, an increase of $58.3 million, or 15%, which includes an approximate 3% increase in sales attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected sales by product type for 2007, as compared to 2006, and includes the effect of foreign exchange fluctuations. The increase in sales was a result of an increase of $28.4 million in our medical imaging products due to the performance of our amorphous silicon business, an increase in our specialty lighting products of $24.8 million primarily due to the performance of photoflash products, specifically in the mobile phone camera modules, and an increase in optical sensors of $4.8 million.

Operating income for 2007 was $76.5 million, versus $70.0 million for 2006, an increase of $6.5 million, or 9%. Restructuring and lease charges, net of reversals, were $5.7 million for 2007, as a result of our Q4 2007 restructuring plan and lease costs associated with the sale of a business from 2001. Restructuring reversals were $1.9 million for 2006. Amortization of intangible assets was $2.7 million and $2.5 million for 2007 and 2006, respectively. Stock option expense was $1.4 million and $1.6 million for 2007 and 2006, respectively. Increased sales volume and capacity and productivity improvements made within the amorphous silicon business also increased operating income, which was partially offset by a one-time charge related to flash module investments.

2006 Compared to 2005. Sales for 2006 were $401.8 million, versus $392.7 million for 2005, an increase of $9.1 million, or 2%. Changes in foreign exchange rates had minimal impact on the increase in revenue for 2006, as compared to 2005. The analysis in the remainder of this paragraph compares selected sales by product type for 2006, as compared to 2005, and includes the effect of foreign exchange fluctuations and acquisitions. Sales of our medical imaging products increased by $15.1 million while sales within our optical sensors and specialty lighting product lines decreased $6.0 million due to a decrease in Cermax® video and specific military platforms.

Operating income for 2006 was $70.0 million, versus $58.4 million for 2005, an increase of $11.6 million, or 20%. Amortization of intangible assets was $2.5 million for 2006 and $2.6 million for 2005. Operating income for 2006 includes stock option expense of $1.6 million, whereas no stock option expense was recorded in 2005. Restructuring reversals were $1.9 million for 2006 as compared to a charge of $9.2 million for 2005. In addition, 2005 included a $0.2 million charge for in-process research and development related to the acquisition of the capital stock of Elcos AG, a leading European designer and manufacturer of custom light emitting diode (“LED”) solutions for biomedical and industrial applications. Successful execution of productivity initiatives also increased operating income, which was partially offset by unfavorable product mix, pricing pressures and inflation including commodity costs during 2006, as well as capacity issues within the amorphous silicon business.

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

Cash Flows

Fiscal Year 2007

Operating Activities. Net cash provided by continuing operations was $207.1 million in 2007, compared to net cash provided by continuing operations of $127.0 million in 2006, an increase of $80.1 million, driven primarily by the $1.3 million of divestiture tax refunds that occurred in 2007 as compared to the $60.3 million of taxes paid on divestitures in 2006. The increase in cash provided by operating activities in 2007 was also driven by income from continuing operations of $133.8 million, depreciation and amortization of $78.0 million and restructuring and lease charges of $14.4 million. These amounts were partially offset by $15.3 million from the settlement of an insurance claim and a net increase in working capital of $5.0 million. Contributing to the net increase in working capital in 2007, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $29.7 million, offset by an increase in accounts payable of $24.4 million, and a decrease in inventory of $0.3 million. In both the Life and Analytical Sciences and Optoelectronics segments the timing of strong revenue performance in the fourth quarter of fiscal year 2007 increased the accounts receivable balance, which was offset by the timing of accounts payable disbursements in the same quarter. There was no incremental use of our accounts receivable securitization facility in 2007, which totaled $45.0 million at both December 30, 2007 and December 31, 2006. Changes in accrued expenses, other assets and liabilities and other items, net, totaled $0.1 million in 2007, and primarily related to timing of payments for tax, restructuring, and salary and benefits.

Investing Activities. Net cash used in continuing operations investing activities was $350.1 million in 2007, compared to $140.0 million of cash used in continuing operations investing activities in 2006. Included in 2007 were payments of $1.0 million related to business development costs. In addition, we used $312.7 million of net cash for acquisitions and used $3.2 million in related transaction costs, earn-out payments, acquired licenses and other costs in connection with these and other transactions. Capital expenditures in 2007 were $47.0 million, mainly in the areas of tooling and other capital equipment purchases, in addition to the improvements in our amorphous silicon facility within our Optoelectronics segment. These cash outflows were partially offset by $10.8 million received from the settlement of an insurance claim, $1.6 million from the surrender of life insurance policies, and $1.4 million from the sale of investments.

Financing Activities. Net cash provided by continuing operations financing activities was $148.9 million in 2007, compared to $313.5 million of cash used in continuing operations financing activities in 2006. In 2007, we repurchased in the open market approximately 8.1 million shares of our common stock at a total cost of $203.0 million, including commissions. This compares to repurchases in 2006 of $190.1 million. We also paid $4.2 million to settle forward interest rate contracts, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%, and $0.8 million for debt issuance costs. These uses of cash were offset in part by $32.8 million of proceeds from common stock option exercises and the related tax benefit. Debt borrowings from our amended senior unsecured revolving credit facility and interim unsecured credit facility in 2007 totaled $271.5 million and $300.0 million, respectively, offset by debt reductions to our amended senior unsecured revolving credit facility of $212.4 million and other credit facilities of $1.3 million. This compares to debt reductions in 2006 of $110.7 million. In addition, we paid $33.7 million in dividends in 2007.

Fiscal Year 2006

Operating Activities. Net cash generated by continuing operations operating activities was $127.0 million in 2006, compared to net cash generated by continuing operations operating activities of $192.9 million in 2005. Principal contributors to the generation of cash from operating activities during 2006 were net income from continuing operations of $118.3 million, and depreciation and amortization of $69.2 million. These amounts were offset in part by taxes paid on divestitures of $60.3 million, net gain from dispositions of property, plant and equipment of $1.5 million, net gain from settlement of investments of $2.3 million, and a net increase in working capital of $9.4 million. Contributing to the net increase in working capital in 2006, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $11.1 million and a decrease in accounts payable of $1.7 million, offset in part by a decrease in accounts receivable of $3.3 million. Strong performance in accounts receivable collections in the Life and Analytical Sciences segment was partially offset by increased accounts payable disbursements in both the Life and Analytical Sciences and Optoelectronics segments. The increase in inventory was primarily the result of expanding the amount of inventory held at service locations within the Life and Analytical Sciences segment. There was no incremental use of our accounts receivable securitization facility during 2006, which totaled $45.0 million at both December 31, 2006 and January 1, 2006. Changes in accrued expenses, other assets and liabilities, and other items totaled $13.0 million during 2006, and primarily relates to timing of payments for tax, restructuring, and salary and benefits.

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

Current Borrowing Arrangements

Amended Senior Unsecured Credit Facility. On August 13, 2007, we entered into an amended and restated senior unsecured revolving credit facility. The agreement for the facility provides for a $500.0 million committed unsecured revolving credit facility through August 13, 2012, and amends and restates in its entirety the senior credit agreement dated as of October 31, 2005. The agreement contains an option to increase the facility up to $650.0 million. Letters of credit in the aggregate amount of approximately $15.0 million were issued under our previous facility, which are treated as issued under our amended facility. We use the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of its indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of December 30, 2007 was 40 basis points. The weighted average Eurocurrency interest rate as of December 30, 2007 was 4.86%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 5.26%. We had drawn down approximately $216.0 million of borrowings in U.S. Dollars under the facility as of December 30, 2007, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and those contained in our previous senior revolving credit agreement. The financial covenants in our amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if our credit rating is down-graded below investment grade. The financial covenants in our previous senior revolving credit agreement included interest coverage and debt-to-EBITDA ratios. At all times during 2007, we were in compliance with all applicable covenants.

Prior to February 28, 2008, we exercised the option to increase the amended senior unsecured revolving credit facility to $608.8 million. We had borrowed approximately $216.0 million in U.S. Dollars under the facility as of February 28, 2008, with interest based on the above described Eurocurrency rate.

Unsecured Interim Credit Facility. On November 14, 2007, we entered into a $300.0 million unsecured interim credit facility. We entered into this unsecured interim credit facility in order to pay the purchase price and transactional expenses of the ViaCell acquisition. This interim credit facility matures on March 31, 2008, at which point all amounts outstanding are due in full. The interest rates for this interim credit facility are based on either the Eurocurrency rate at the time of borrowing plus a margin, or on the base rate as in effect from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of its indebtedness under this interim credit facility to interest based upon either the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin for this interim credit facility as of December 30, 2007 was 62.5 basis points. The applicable Eurocurrency margin will increase by 12.5 basis points from and after January 1, 2008 for all outstanding borrowings. The weighted average Eurocurrency interest rate as of December 30, 2007 was 5.03%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 5.65%. We had drawn down approximately $300.0 million of borrowings in U.S. Dollars under the facility as of December 30, 2007, with interest based on the above described Eurocurrency rate. The agreement for this facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, and are consistent with those contained in the agreement for our amended unsecured revolving credit facility, which is described above.

We anticipate using the amended senior unsecured revolving credit facility to settle any outstanding amounts on the unsecured interim credit facility in March 2008, and have accordingly classified the $300.0 million of outstanding borrowings on the unsecured interim credit facility as long-term debt.

Off-Balance Sheet Arrangements

Receivables Securitization Facility. During 2001, we established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third party financial institution. Under this arrangement, we sold, on a revolving basis, certain of our accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third party financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. Our consolidated subsidiary retains the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts has been provided for on our balance sheet. The amount of receivables sold and outstanding with the third party financial institution may not exceed $65.0 million. Under the terms of this arrangement, our consolidated subsidiary retains collection and administrative responsibilities for the balances. The amount of receivables sold to the consolidated subsidiary was $79.0 million as of December 30, 2007 and $67.8 million as of December 31, 2006. At each of December 30, 2007 and December 31, 2006, an undivided interest of $45.0 million in the receivables had been sold to the third party financial institution under this arrangement. The remaining interest in receivables of $34.0 million and $22.8 million that were sold to and held by the consolidated subsidiary were included in accounts receivable in the consolidated financial statements at December 30, 2007 and December 31, 2006, respectively.

The agreement requires the third party financial institution to be paid interest during the period from the date the receivable is sold to its maturity date. At December 30, 2007, the effective interest rate was LIBOR plus approximately 80 basis points. The servicing fees received constitute adequate compensation for services performed. No servicing asset or liability is therefore recorded. The agreement also includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At December 30, 2007, we had a senior unsecured credit rating of BBB, with a stable outlook from Standard & Poor’s Rating Services, and of Baa3, with a stable outlook from Moody’s Investors Service. In January 2008, our consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization facility to January 23, 2009.

Dividends

Our Board declared regular quarterly cash dividends of seven cents per share in each quarter of 2007 and 2006, resulting in an annual dividend rate of 28 cents per share.

Contractual Obligations

The following table summarizes our contractual obligations at December 30, 2007:

	Operating Leases	Amended Sr. Unsecured Revolving Credit Facility Maturing 2012*	Interim Unsecured Credit Facility Maturing 2008***	Other Revolving Debt Facilities*	Employee Benefit Plans	FIN No. 48 Liability**	Total
	(In thousands)
2008	$38,307	$—	$—	$562	$24,428	$25,041	$88,338
2009	28,570	—	—	—	24,907	—	53,477
2010	20,730	—	—	78	25,156	—	45,964
2011	15,827	—	—	—	25,678	—	41,505
2012	15,249	216,000	300,000	—	26,388	—	557,637
Thereafter	119,796	—	—	—	146,854	—	266,650

Total	$238,479	$216,000	$300,000	$640	$273,411	$25,041	$1,053,571

*	The credit facility borrowings carry variable interest rates; the amounts do not contemplate interest obligations.
**

The FIN No. 48 amount includes accrued interest, net of tax benefits, and penalties. We have excluded $36.2 million, including accrued interest, net of tax benefits, and penalties, from the amount related to our uncertain tax positions as we cannot make a reasonably reliable estimate of the amount and period of related future payments.
***	The credit facility borrowings carry variable interest rates; the amounts do not contemplate interest obligations. Prior to February 28, 2008, we exercised the option to increase the senior unsecured revolving credit facility to $608.8 million. We anticipate using funds from the amended senior unsecured revolving credit facility to settle any outstanding amounts on the unsecured interim credit facility in March 2008, and have accordingly classified the $300.0 million of outstanding borrowings on the unsecured interim credit facility as long-term debt.

Capital Expenditures

During 2008, we expect to invest an amount for capital expenditures similar to that in 2007, primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, to increase capacity in the amorphous silicon business, and to develop information technology. We expect to use our available cash and internally generated funds to fund these expenditures.

Other Potential Liquidity Considerations

On November 6, 2006, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board, and may be suspended or discontinued at any time. During 2007, we repurchased in the open market approximately 8.1 million shares of our common stock at an aggregate cost of $203.0 million, including commissions, under the Repurchase Program.

During 2006, we repurchased in the open market 8.9 million shares of our common stock at an aggregate cost of $190.1 million, including commissions. These repurchases were made pursuant to our stock repurchase program announced in November 2005.

The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. Any repurchased shares will be available for use in connection with corporate programs. If we continue to repurchase shares, the repurchase program will be funded using our existing financial resources, including cash and cash equivalents, and our existing amended senior unsecured revolving credit facility.

In connection with the settlement of an insurance claim resulting from a fire that occurred within our Life and Analytical Sciences facility in Boston, Massachusetts in March 2005, we accrued $9.7 million during the second quarter of 2007, representing our management’s estimate of the total cost for decommissioning the building, including environmental matters. We paid $3.9 million during fiscal year 2007 towards decommissioning the building. We anticipate that the remaining payments of $5.8 million will be completed by the end of fiscal year 2008.

Our businesses are not materially affected by conditions in the global financial markets and economic conditions generally. However, increasing or high interest rates and/or widening credit spreads, especially if such changes are rapid, may create a less favorable environment for certain of our businesses, and may affect the fair value of financial instruments that we issue or hold. For example, beginning in the second half of 2007, difficulties in the mortgage and broader credit markets in the United States and elsewhere resulted in a relatively sudden and substantial decrease in the availability of credit and a corresponding increase in funding costs. Credit spreads widened significantly, affecting volatility and liquidity in the debt and equity markets. These conditions have persisted through the end of 2007 and we cannot predict how long these conditions will exist or how our businesses may be affected. Increases in interest rates or credit spreads, as well as limitations on the availability of credit, can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. In difficult credit markets, we may be forced to fund our operations at a higher cost, or we may be unable to raise as much funding as we need to support our business activities. This could cause us to curtail our business activities and could increase our cost of funding, both of which could reduce our profitability.

Effects of Recently Adopted Accounting Pronouncement

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We classify interest and penalties as a component of income tax expense.

As a result of the adoption of FIN No. 48 on January 1, 2007, we adjusted the carrying value of our uncertain tax positions and reduced our accrued liabilities by $3.6 million, which was accounted for as an increase to retained earnings as of January 1, 2007. As of the adoption date, we had gross tax effected unrecognized tax benefits of $48.5 million, of which $36.0 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect goodwill and discontinued operations. However, upon the adoption of SFAS No. 141(R), changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will effect income tax expense, including those associated with acquisitions that closed prior to the effective date of SFAS No. 141(R). We had accrued interest, net of tax benefits, and penalties related to the unrecognized tax benefits of $7.3 million, which is not included in the unrecognized tax benefits of $48.5 million.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments, and the volatility in earnings caused by measuring related assets and liabilities differently. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We have evaluated the requirements of SFAS No. 159 and have determined the impact of its adoption on our consolidated financial statements to be immaterial.

In March 2007, the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF No. 06-10”). EITF No. 06-10 provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. We will be required to adopt EITF No. 06-10 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of EITF No. 06-10 and have not yet determined the impact, if any, of its adoption on our consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred, capitalized and recognized as an expense as the goods are delivered or the related services are performed. We will be required to adopt EITF No. 07-3, on a prospective basis, in the first quarter of fiscal year 2008. We are currently evaluating the requirements of EITF No. 07-3 and have not yet determined the impact, if any, of its adoption on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009. We are currently evaluating the requirements of SFAS No. 141(R) and have not yet determined the impact of its adoption on our consolidated financial statements.

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

Revenue recognition. We record product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. For products that include installation, if the installation meets the criteria to be considered a separate element, we recognize product revenue upon delivery, and we delay recognition of installation revenue until the installation is complete. For sales that include customer-specified acceptance criteria, we recognize revenue only after the acceptance criteria have been met. We defer revenue from services and recognize it over the contractual period, or as we render services and the customer accepts them. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element, all in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Because the majority of our sales relate to specific manufactured products or units rather than long-term customized projects, we generally do not experience significant changes in original estimates. Further, we have not experienced any significant refunds or promotional allowances that require significant estimation.

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

Inventory valuation. We initially value inventory at actual cost to purchase and/or manufacture. We periodically review these values to ascertain that market value of the inventory continues to exceed its recorded cost. Generally, reductions in value of inventory below cost are caused by our maintenance of stocks of products in excess of demand, or technological obsolescence of the inventory. We regularly review inventory quantities on hand and, when necessary, record provisions for excess and obsolete inventory based on either our estimated forecast of product demand and production requirements, or historical trailing usage of the product. If our sales do not materialize as planned or at historic levels, we may have to increase our reserve for excess and obsolete inventory. This would reduce our earnings. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower costs of sales and higher income from operations than expected in that period.

Business Combinations. The allocation of purchase price for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for purchase price allocation purposes. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

Value of long-lived assets, including intangibles. We carry a variety of long-lived assets on our balance sheet including property and equipment, investments, identifiable intangible assets, and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review (1) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (2) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows emanating from those assets may be diminished. Any impairment charge that we record reduces our earnings. The impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the implied fair value of the reporting unit. We perform the annual impairment assessment on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, we currently evaluate the remaining useful life of our non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment in accordance with SFAS No. 142. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. We completed the annual impairment test using a measurement date of December 31, 2007 and January 1, 2007, and concluded based on the first step of the process that there was no goodwill impairment. While we believe that our estimates of current value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets.

Employee compensation and benefits. Retirement and postretirement benefit plans are a significant cost of doing business, and represent obligations that will be ultimately settled far in the future, and therefore are subject to estimation. Retirement and postretirement benefit plan expenses are allocated to cost of sales, research and development, and selling, general and administrative expenses, in our consolidated statement of operations. We incurred expenses of $12.5 million in 2007, $10.2 million in 2006 and $11.9 million in 2005 for our retirement and postretirement plans. We expect expenses of approximately $8.2 million in 2008 for our retirement and postretirement plans. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied, to determine service cost and interest cost, in order to arrive at pension income or expense for the year. As of December 30, 2007, we estimated the expected long-term rate of return of assets in our pension portfolios in the United States was 8.5% and was 7.6% for all plans outside the United States. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets, as well as our current expectations for long-term rates of returns for our pension assets. Our management will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions, and will make adjustments to the assumptions as appropriate. Discount rate assumptions have been, and continue to be, based on the prevailing market long-term interest rates at the measurement date. If any of our assumptions were to change, our pension plan expenses would also change. A one-quarter percent increase in the discount rate would decrease our net periodic benefit cost by $0.6 million for 2008 in the United States and by $0.5 million for 2008 for all plans outside the United States. A one percent decrease in the estimated return on plan assets would increase our pre-tax pension expense by $2.4 million for 2008 in the United States and by $1.1 million for 2008 for all plans outside the United States. We have reduced the volatility in our healthcare costs provided to our retirees by adopting a defined dollar plan feature in fiscal 2001. Under the defined dollar plan feature, our total annual liability for healthcare costs to any one retiree is limited to a fixed dollar amount, regardless of the nature or cost of the healthcare needs of that retiree. Our maximum future liability, therefore, cannot be increased by future changes in the cost of healthcare.

Restructuring activities. Our financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Our pre-tax restructuring charges are estimates based on our preliminary assessments of (1) severance benefits to be granted to employees, based on known benefit formulas and identified job grades, (2) costs to abandon certain facilities based on known lease costs of sub-rental income and (3) asset impairments as discussed above under “Value of long-lived assets, including intangibles.” Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. For example, actual severance costs may be less than anticipated if employees voluntarily leave prior to the time at which they would be entitled to severance, or if anticipated legal hurdles in foreign jurisdictions prove to be less onerous than expected. In addition, unanticipated successes or difficulties in terminating leases and other contractual obligations may lead to changes in estimates. When such changes in estimates occur, they are reflected in our financial statements on the income statement line entitled “restructuring and lease charges (reversals), net.”

Gains or losses on dispositions. When we record the disposition of an asset or discontinuance of an operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets, and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. During the year ended December 30, 2007, we did not recognize any gains or losses from disposition of fixed assets. We recorded $1.2 million in losses from the disposition of discontinued operations. Any such changes decrease or increase current earnings, and are recorded either against the “gains on disposition” or “discontinued operations” line items appearing in our income statement.

Income taxes. Our business operations are global in nature, and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions, and are subject to change given the political and economic climate in those countries. We report and pay income tax based on operational results and applicable law. Our tax provision contemplates tax rates currently in effect to determine both our current and deferred tax provisions. Any significant fluctuation in rates or changes in tax laws could cause our estimates of taxes we anticipate either paying or recovering in the future to change. Such changes could lead to either increases or decreases in our effective tax rate.

Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are operational decisions, transactions, facts and circumstances, and calculations for which the ultimate tax determination is not certain. Furthermore, our tax positions are periodically subject to challenge by taxing authorities throughout the world. Every quarter we review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits as required by FIN No. 48. Adjustments are made to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in our judgment regarding that tax position; (ii) a tax position is ultimately settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position. Any significant impact as a result of changes in underlying facts, law, tax rates, tax audit, or review could lead to adjustments to our income tax expense, our effective tax rate, or our cash flow.

Additionally, in accordance with SFAS No. 109, we have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, foreign tax credits, other income tax credits and certain pension accruals. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Improvements or other changes in our operations, domestically and internationally, could increase our ability to utilize these tax attributes in the future. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Financial Instruments

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of December 30, 2007.

In the ordinary course of business, we enter into foreign exchange contracts for periods consistent with our committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the consolidated balance sheet. Credit risk and market risk are insignificant as the foreign exchange instruments are contracted with major banking institutions. Unrealized gains and losses on our foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive income in the accompanying consolidated balance sheet. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs and impacts earnings. Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $105.2 million at December 30, 2007 and $174.8 million as of December 31, 2006, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts entered into in 2007 was generally 30 days.

In addition, during the fourth quarter of 2007, we entered into forward interest rate contracts, with notional amounts totaling $300.0 million, a weighted average interest rate of 4.25%, and a future dated settlement to coincide with our highly probable debt issuance in 2008. These contracts are intended to hedge movements in interest rates prior to our highly probable debt issuance in 2008. We had accumulated net derivative losses of $5.3 million, net of taxes, in other comprehensive income as of December 30, 2007, related to these cash flow hedges. The net derivative losses will be reclassified into net earnings when the hedged exposure affects net earnings. No cash flow hedges were discontinued and no ineffectiveness was recognized during 2007.

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

Foreign Exchange Risk. The potential change in foreign currency exchange rates offers a substantial risk to us, as approximately 63% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain balance sheet foreign currency transaction exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. Moreover, we are able to partially mitigate the impact that fluctuations in currencies have on our net income as a result of our manufacturing facilities located in countries outside the United States, material sourcing and other spending which occur in countries outside the United States, resulting in a natural hedge.

Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact business, generally sales and net income will be positively but not proportionately impacted.

Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of December 30, 2007, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.1 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal 2007, the Value-At-Risk ranged between zero and $0.2 million, with an average of approximately $0.1 million.

Interest Rate Risk. As described above, our debt portfolio includes variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures.

Interest Rate Risk—Sensitivity. As of December 30, 2007, our debt portfolio consisted of $516.0 million of variable rate debt. In addition, our cash and cash equivalents, for which we receive interest at variable rates, were $203.3 million at December 30, 2007. Our current earnings exposure for changes in interest rates can be summarized as follows:

(1) Changes in interest rates can cause interest charges on our variable rate debt, consisting of $516.0 million of revolving and interim debt facilities, to fluctuate. An increase of 10%, or approximately 55 basis points, in current interest rates would cause an additional pre-tax charge to our earnings of $2.8 million for fiscal year 2008.

(2) Changes in interest rates can cause our cash flows relative to interest payments on variable rate debt to fluctuate. As described above, an increase of 10%, or approximately 55 basis points, in current interest rates would cause our cash outflows to increase by $2.8 million for fiscal year 2008.

(3) Changes in interest rates can cause our cash flows relative to interest received to fluctuate.

Item 8.    Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). Also, as discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 28, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended

	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands, except per share data)
Sales	$1,787,331	$1,546,358	$1,473,831
Cost of sales	1,062,591	918,287	859,295
Selling, general and administrative expenses	444,412	376,849	365,457
Research and development expenses	111,619	99,719	87,371
Restructuring and lease charges (reversals), net	14,387	(3,640)	22,065
Gains on settlement of insurance claim	(15,346)	—	—
Impairment of assets	—	3,246	—
Gains on dispositions, net	—	(1,505)	(1,502)
In-process research and development charges	1,502	—	194

Operating income from continuing operations	168,166	153,402	140,951
Interest and other expense, net	16,877	2,666	74,291

Income from continuing operations before income taxes	151,289	150,736	66,660
Provision for income taxes	17,455	32,412	128

Income from continuing operations	133,834	118,324	66,532
(Loss) income from discontinued operations, net of income taxes	(916)	(1,174)	15,214
(Loss) gain on disposition of discontinued operations, net of income taxes	(1,232)	2,433	186,362

Net income	$131,686	$119,583	$268,108

Basic earnings (loss) per share:
Continuing operations	$1.13	$0.95	$0.51
Discontinued operations	(0.02)	0.01	1.56

Net income	$1.11	$0.96	$2.07

Diluted earnings (loss) per share:
Continued operations	$1.11	$0.94	$0.51
Discontinued operations	(0.02)	0.01	1.54

Net income	$1.09	$0.95	$2.04

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of the Years Ended

	December 30, 2007	December 31, 2006
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$203,348	$191,059
Accounts receivable, net	337,659	268,459
Inventories, net	202,394	183,260
Other current assets	98,797	101,511
Current assets of discontinued operations	750	477

Total current assets	842,948	744,766

Property, plant and equipment, net	200,886	182,196
Marketable securities and investments	5,919	7,508
Intangible assets, net	479,209	404,021
Goodwill	1,355,656	1,117,724
Other assets, net	59,451	52,502
Long-term assets of discontinued operations	5,268	1,605

Total assets	$2,949,337	$2,510,322

Current liabilities:
Short-term debt	$562	$1,153
Accounts payable	186,388	152,836
Accrued restructuring and integration costs	12,821	2,731
Accrued expenses	346,778	318,987
Current liabilities of discontinued operations	1,049	826

Total current liabilities	547,598	476,533
Long-term debt	516,078	151,781
Long-term liabilities	310,384	304,278

Total liabilities	1,374,060	932,592
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock — $1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value per share, authorized 300,000,000 shares; issued and outstanding 117,585,000 and 123,255,000 shares at December 30, 2007 and December 31, 2006, respectively	117,585	123,255
Capital in excess of par value	257,850	407,345
Retained earnings	1,142,135	1,040,190
Accumulated other comprehensive income	57,707	6,940

Total stockholders’ equity	1,575,277	1,577,730

Total liabilities and stockholders’ equity	$2,949,337	$2,510,322

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the Three Years Ended December 30, 2007

	Comprehensive Income	Common Stock Amount	Capital in Excess of Par	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 2, 2005		$129,059	$545,000	$(4,202)	$732,878	$57,350	$1,460,085

Comprehensive income:
Net income	$268,108	—	—	—	268,108	—	268,108
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(44,626)	—	—	—	—	(44,626)	(44,626)
Change in minimum liability of pension, net of tax	(7,376)	—	—	—	—	(7,376)	(7,376)
Unrealized gains on securities arising during the period, net of tax	10	—	—	—	—	10	10

Other comprehensive loss	(51,992)	—	—	—	—	—	—

Comprehensive income	$216,116	—	—	—	—	—	—

Dividends	—	—	—	—	(36,296)	—	(36,296)
Exercise of employee stock options and related income tax benefits	—	1,533	23,198	—	—	—	24,731
Issuance of common stock for employee benefit plans	—	308	4,267	101	—	—	4,676
Buyback and cancellation of common stock		(1,096)	(23,301)	—	—	—	(24,397)
Issuance (cancellation) of common stock for long-term incentive program	—	305	7,564	(2,271)	—	—	5,598

Balance, January 1, 2006		$130,109	$556,728	$(6,372)	$964,690	$5,358	$1,650,513

Reclassification of unearned compensation to capital in excess of par upon the adoption of SFAS No. 123(R)—See Note 20	—	—	(6,372)	6,372	—	—	—
Comprehensive income:
Net income	$119,583	—	—	—	119,583	—	119,583
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	33,431	—	—	—	—	33,431	33,431
Change in minimum liability of pension, net of tax	895	—	—	—	—	895	895
Unrealized gains on securities arising during the period, net of tax	2	—	—	—	—	2	2

Other comprehensive income	34,328	—	—	—	—	—	—

Comprehensive income	$153,911	—	—	—	—	—	—

Adjustment to initially adopt SFAS No. 158, net of tax	—	—	—	—	—	(32,746)	(32,746)
Dividends	—	—	—	—	(44,083)	—	(44,083)
Exercise of employee stock options and related income tax benefits	—	1,663	22,061	—	—	—	23,724
Issuance of common stock for employee benefit plans	—	113	2,l83	—	—	—	2,296
Buyback and cancellation of common stock		(8,904)	(181,217)	—	—	—	(190,121)
Issuance (cancellation) of common stock for long-term incentive program	—	274	4,572	—	—	—	4,846
Stock option compensation under SFAS No. 123(R)	—	—	9,390	—	—	—	9,390

Balance, December 31, 2006		$123,255	$407,345	$—	$1,040,190	$6,940	$1,577,730

The accompanying notes are an integral part of these consolidated financial statements.

	Comprehensive Income	Common Stock Amount	Capital in Excess of Par	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2006		$123,255	$407,345	$—	$1,040,190	$6,940	$1,577,730

Comprehensive income:
Net income	$131,686	—	—	—	131,686	—	131,686
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	41,109	—	—	—	—	41,109	41,109
Unrecognized losses and prior service costs, net	15,172	—	—	—	—	15,172	15,172
Unrealized and realized losses on derivatives, net of tax	(5,338)	—	—	—	—	(5,338)	(5,338)
Unrealized losses on securities arising during the period, net of tax	(176)	—	—	—	—	(176)	(176)

Other comprehensive income	50,767	—	—	—	—	—	—

Comprehensive income	$182,453	—	—	—	—	—	—

Adjustment to initially adopt FIN No. 48	—	—	—	—	3,583	—	3,583
Dividends	—	—	—	—	(33,324)	—	(33,324)
Exercise of employee stock options and related income tax benefits	—	2,176	30,615	—	—	—	32,791
Issuance of common stock for employee benefit plans	—	44	1,034	—	—	—	1,078
Buyback and cancellation of common stock		(8,051)	(194,920)	—	—	—	(202,971)
Issuance (cancellation) of common stock for long-term incentive program	—	161	4,963	—	—	—	5,124
Stock option compensation under SFAS No. 123(R)	—	—	8,813	—	—	—	8,813

Balance, December 30, 2007		$117,585	$257,850	$—	$1,142,135	$57,707	$1,575,277

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended

	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Operating activities:
Net income	$131,686	$119,583	$268,108
Add net loss (income) from discontinued operations, net of income taxes	916	1,174	(15,214)
Add net loss (gain) on disposition of discontinued operations, net of income taxes	1,232	(2,433)	(186,362)

Net income from continuing operations	133,834	118,324	66,532
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and lease charges (reversals), net	14,387	(3,640)	22,065
Depreciation and amortization	77,997	69,184	66,998
Stock-based compensation	15,804	16,144	9,824
Deferred taxes	(21,821)	(10,007)	1,421
Contingencies and prior year tax matters	(9,929)	(1,322)	(27,772)
Amortization of deferred debt issuance costs, accretion of discounts and extinguishment of debt	343	292	57,385
Gains on dispositions, net	(697)	(3,801)	(7,346)
Amortization of acquired inventory revaluation	2,492	—	—
In-process research and development charges	1,502	—	194
Asset impairments	—	3,246	—
Gains on settlement of insurance claim	(15,346)	—	—
Changes in assets and liabilities which (used) provided cash, excluding effects from companies purchased and divested:
Accounts receivable, net	(29,654)	3,315	(10,434)
Inventories, net	341	(11,067)	(323)
Accounts payable	24,350	(1,671)	23,242
Tax benefit from exercise of common stock options	—	—	5,343
Taxes refunded (paid) on divestitures	1,300	(60,297)	—
Accrued expenses and other	12,175	8,321	(14,193)

Net cash provided by operating activities of continuing operations	207,078	127,021	192,936
Net cash (used in) provided by operating activities of discontinued operations	(1,951)	419	15,157

Net cash provided by operating activities	205,127	127,440	208,093

Investing activities:
Capital expenditures	(46,978)	(44,473)	(27,993)
Proceeds from dispositions of property, plant and equipment, net	10,787	10,185	12,335
Proceeds from surrender of life insurance policies	1,601	3,826	—
Payments for business development activity	(1,040)	(796)	—
Proceeds from dispositions of businesses and investments, net	1,365	24,423	366,578
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(315,872)	(133,128)	(17,571)

Net cash (used in) provided by investing activities of continuing operations	(350,137)	(139,963)	333,349
Net cash provided by (used in) investing activities of discontinued operations	798	467	(10,060)

Net cash (used in) provided by investing activities	(349,339)	(139,496)	323,289

Financing activities:
Payments on debt	(212,431)	(110,748)	(410,977)
Proceeds from borrowings	571,462	—	244,253
Payment of debt issuance costs	(765)	(741)	(1,133)
Settlement of cash flow hedges	(4,232)	—	(8,480)
(Decrease) increase in other credit facilities	(1,263)	(164)	24
Tax benefit from exercise of common stock options	414	2,203	—
Proceeds from issuance of common stock under stock plans	32,377	21,520	19,388
Purchases of common stock	(202,971)	(190,121)	(24,397)
Dividends paid	(33,704)	(35,455)	(36,296)

Net cash provided by (used in) financing activities of continuing operations	148,887	(313,506)	(217,618)
Net cash used in financing activities of discontinued operations	—	—	(233)

Net cash provided by (used in) financing activities	148,887	(313,506)	(217,851)

Effect of exchange rate changes on cash and cash equivalents	7,614	14,357	(8,780)

Net increase (decrease) in cash and cash equivalents	12,289	(311,205)	304,751
Cash and cash equivalents at beginning of year	191,059	502,264	197,513

Cash and cash equivalents at end of year	$203,348	$191,059	$502,264

Supplemental disclosures of cash flow information (see Note 2):
Cash paid during the year for:
Interest	$13,776	$7,368	$37,361
Income taxes	$40,693	$91,394	$44,008

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Accounting Policies

Nature of Operations:    PerkinElmer, Inc. is a global high technology company which designs, manufactures, markets and services components, systems and products within two reporting segments: Life and Analytical Sciences and Optoelectronics.

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

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006 included 52 weeks.

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

Revenue Recognition:    The Company’s product sales are recorded when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. For products that include installation, and if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Certain of the Company’s products require specialized installation. Revenue for these products is deferred until installation is completed. Revenue from services is deferred and recognized over the contractual period, or as services are rendered and accepted by the customer. When arrangements include multiple elements, the Company uses objective evidence of fair value to allocate revenue to the elements, and recognizes revenue when the criteria for revenue recognition have been met for each element, in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Warranty Costs:    The Company provides for estimated warranty costs for products at the time of their sale. Warranty liabilities are based on estimated future repair costs using historical labor and material costs incurred in the warranty period.

Shipping and Handling Costs:    The Company reports shipping and handling costs in both sales and the related costs as cost of goods sold to the extent they are billed to customers. In all other instances, they are reflected as a component of cost of goods sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to January 1, 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of such loss was reasonably determinable. As of January 1, 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). As a result, reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. See Note 6, below, for additional details.

Property, Plant and Equipment:    The Company depreciates plant and equipment using the straight-line method over their estimated useful lives, which generally fall within the following ranges: buildings—10 to 40 years; leasehold improvements—estimated useful life or remaining term of lease, whichever is shorter; machinery and equipment—3 to 7 years. Certain tooling costs are capitalized and amortized over a 3-year life, while repairs and maintenance costs are expensed.

Asset Retirement Obligations:    The Company records obligations associated with its lease obligations, the retirement of tangible long-lived assets and the associated asset-retirement costs in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143”. The Company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as an operating expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The impact of adopting SFAS No. 158 was a reduction to accumulated other comprehensive income of $32.7 million, a reduction to other assets of $26.6 million, an increase to current liabilities of $7.3 million, an increase to current assets of $0.7 million and a reduction to long-term liabilities of $0.4 million, with no impact to the Company’s consolidated statements of operations or statements of cash flows. There was also no impact from the adoption of SFAS No. 158 on the Company’s compliance with the financial covenants contained in its previous senior revolving credit agreement, described in more detail in Note 14, below.

Translation of Foreign Currencies:    For foreign operations, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in accumulated other comprehensive income, a separate component of stockholders’ equity.

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

Goodwill is subject to annual impairment testing using the guidance and criteria described in SFAS No. 142, “Goodwill and Other Intangible Assets.” The impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the implied fair value of the reporting unit. This annual impairment assessment is performed by the Company on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year, should an event occur which suggests that the recoverability of goodwill should be reconsidered. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Amortizing intangibles are evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. See Note 13, below, for additional details.

Stock-Based Compensation:    The Company has three stock-based compensation plans from which it makes grants, which are described more fully in Note 20. Effective January 2, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires compensation costs related to stock-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“SFAS No. 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Prior to January 2, 2006, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25, as permitted by SFAS No. 123, in accounting for employee stock-based compensation. The Company generally did not recognize compensation expense in connection with the grant of stock options because the options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

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

The FASB Staff Position (“FSP”) No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” required an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R) or the alternative transition method described in FSP No. 123R-3. The Company adopted the alternative transition method provided in the FSP No. 123R-3 for calculating the tax effects of stock-based compensation under SFAS No. 123(R).

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

Marketable Securities and Investments:    Marketable Securities and Investments, whether debt or equity, are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The cost of securities sold is based on the specific identification method. If securities are classified as available for sale, the Company records these investments at their fair values with unrealized gains and losses included in accumulated other comprehensive income (loss). Under the cost method of accounting, equity investments in private companies are carried at cost and are adjusted for other-than-temporary declines in fair value, additional investments or distributions.

Cash Flows:    For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid unrestricted instruments with a purchased maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short maturities of these instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Matters:    The Company accrues for costs associated with the remediation of environmental pollution when it is probable that a liability has been incurred and the Company’s proportionate share of the amount can be reasonably estimated. The recorded liabilities have not been discounted.

Research and Development:    Research and development costs are expensed as incurred. The fair value of acquired in-process research and development costs is expensed as of the acquisition date if the related projects have not reached technological feasibility and were determined to have no alternative future use.

Restructuring charges:    Restructuring actions are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). In recent fiscal years, the Company has undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of its business units. In connection with these initiatives, the Company has recorded restructuring charges, as more fully described in Note 3. Generally, costs associated with an exit or disposal activity are recognized when the liability is incurred. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are recognized over the service period.

Comprehensive Income (Loss):    Comprehensive income (loss) is defined as net income or loss and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. Comprehensive income (loss) is reflected in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Derivative Instruments and Hedging:    The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, which requires that all derivatives be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into net earnings when the hedged exposure affects net earnings. Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items. Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into net earnings on the consolidated financial statements. Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. The Company also has entered into foreign currency forward contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized into net earnings on the consolidated financial statements.

Recent Issued Accounting Pronouncements:    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, of its adoption on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments, and the volatility in earnings caused by measuring related assets and liabilities differently. The Company will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. The Company has evaluated the requirements of SFAS No. 159 and has determined the impact of its adoption on its consolidated financial statements to be immaterial.

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

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred, capitalized and recognized as an expense as the goods are delivered or the related services are performed. The Company will be required to adopt EITF No. 07-3, on a prospective basis, in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of EITF No. 07-3 and has not yet determined the impact, if any, of its adoption on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009. The Company is currently evaluating the requirements of SFAS No. 141(R) and has not yet determined the impact of its adoption on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company will be required to adopt SFAS No. 160 in the first quarter of fiscal year 2009. The Company is currently evaluating the requirements of SFAS No. 160 and has not yet determined the impact, if any, of its adoption on its consolidated financial statements.

Note 2:	Acquisitions

Acquisition of Newborn Metabolic Screening Business from Pediatrix Medical Group, Inc.    In December 2007, the Company entered into an agreement to acquire the outstanding stock of Pediatrix Screening, Inc., which constitutes the newborn metabolic screening (“NMS”) business of Pediatrix Medical Group, Inc. The NMS business provides neonatal screening and consultative services to hospitals, medical groups and various states. This acquisition is intended to expand the Company’s capabilities to supply state laboratories and other agencies with comprehensive newborn screening solutions. This transaction is expected to close during the first quarter of 2008.

Acquisition of ViaCell, Inc.    In November 2007, the Company’s wholly owned subsidiary completed a tender offer for all of the outstanding shares of common stock of ViaCell, Inc. (“ViaCell”), at a price of $7.25 per share. ViaCell specializes in the collection, testing, processing and preservation of umbilical cord blood stem

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cells. Through the tender offer, the Company’s wholly owned subsidiary acquired more than 90% of the outstanding shares of common stock of ViaCell. The Company acquired the remaining outstanding shares of ViaCell by means of a merger of its wholly owned subsidiary with and into ViaCell, as a result of which ViaCell became the Company’s wholly owned subsidiary. The addition of ViaCell’s ViaCord® product offering for the preservation of umbilical cord blood, and its sales and marketing organization, is expected to facilitate the expansion of the Company’s neonatal and prenatal businesses. Aggregate consideration for this transaction was approximately $295.8 million in cash, which excludes $31.8 million in acquired cash. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Following the ViaCell acquisition, the Company committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions. As of December 30, 2007, the Company recorded $1.2 million of severance liabilities with a corresponding adjustment to goodwill in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The Company had not finalized the preliminary integration plan as of December 30, 2007, but expects to complete the plan no later than one year from the date of acquisition. The following table is a summary of these liabilities:

	Headcount	Severance
	(Dollars in thousands)
Balance at December 31, 2006	—	$—
Provision	5	1,184
Amounts paid	—	—

Balance at December 30, 2007	5	$1,184

Following the ViaCell acquisition, the Company’s Board approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focuses on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focuses on the development of therapeutic uses of unrestricted somatic stem cells derived from umbilical cord blood, including the areas of cancer, cardiac disease and diabetes. The Company has determined that both businesses do not strategically fit with the other products offered by the Life and Analytical Sciences segment. The Company also determined that without investing capital into the operations of both businesses, it could not effectively compete in the marketplace with larger companies which focus on the market for such products. The Company is actively marketing and is currently committed to a plan to sell both of these businesses. The Company has classified the results of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements. Summary operating results of the discontinued operations were as follows:

2007
(In thousands)
Sales	$—
Costs and expenses	945

Operating loss from discontinued operations	(945)
Other expenses, net	—

Loss from discontinued operations before income taxes	(945)
Benefit from income taxes	(29)

Loss from discontinued operations, net of income taxes	$(916)

Acquisition of Various Intangible Assets and Investments.    In 2007, the Company acquired various licenses, other intangible assets and investments for aggregate consideration of approximately $8.8 million in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash. Included in this amount are a customer list for reagents for approximately $4.8 million, and a call option to purchase the assets and liabilities of a company for approximately $1.2 million, each purchased during the fourth quarter of 2007. In addition, the Company entered into various long-term license agreements during 2007 for approximately $2.8 million. Purchased intangible assets are amortized over their estimated useful lives based upon the economic value. See Note 13, below, for additional details.

Acquisition of remaining minority interest of PerkinElmer India Pvt. Ltd.    In June 2007, the Company acquired the remaining minority interest in PerkinElmer India Pvt. Ltd. (“PKI India”), a direct sales, service and marketing operation targeting India’s life science and analytical instrumentation markets, from Labindia Instruments Pvt. Ltd. The acquisition establishes PKI India as a wholly owned subsidiary of the Company. Consideration for this transaction was approximately $1.3 million in cash plus potential additional consideration of approximately $0.7 million, of which the Company paid $0.2 million during the fiscal year 2007. The Company expects to pay the remaining $0.5 million in quarterly installments through the first quarter of 2008. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Acquisition of Improvision Ltd.    In March 2007, the Company acquired the stock of Improvision Ltd. (“Improvision”), a leading provider of cellular imaging software and integrated hardware solutions used in life sciences research. The Company expects that the addition of Improvision’s imaging and analysis software to the Company’s high content screening systems will provide customers with powerful imaging solutions for analyzing cellular events, from real-time imaging of live cells to rapid high content screening of multiple samples. Consideration for this transaction was approximately $23.6 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company. During 2007, the Company paid $0.6 million for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Acquisition of Euroscreen Products S.A.    In January 2007, the Company acquired the stock of Euroscreen Products S.A. (“Euroscreen”), a developer of the AequoScreen™ cellular assay platform. The AequoScreen™ platform from Euroscreen is based on an innovative luminescence technology that generates higher quality data, while reducing the number of false positives in G protein-coupled receptor (“GPCR”) screening applications. Consideration for this transaction was approximately $18.1 million in cash. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Acquisition of Evotec Technologies GmbH.    In January 2007, the Company acquired the stock of Evotec Technologies GmbH (“Evotec”). The acquisition is intended to allow the Company to provide its customers in the pharmaceutical, biotechnology and academic arenas with Evotec’s high content screening instruments and software. These analysis tools determine the composition of cells and cell structure, a critical step in moving potential drug targets quickly through the discovery process. Consideration for this transaction was approximately $33.0 million in cash, which was paid in fiscal year 2006. During 2007, the Company received $1.2 million for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Acquisition of Dynamic Mechanical Analysis Product Line from Triton Technology Ltd.    In December 2006, the Company acquired specified assets and assumed specified liabilities of the Dynamic Mechanical Analysis (“DMA”) product line from Triton Technology Ltd. The DMA products offer a thermal analysis tool that is used by scientists in the polymers, pharmaceuticals and food industries for diverse applications ranging from simple quality control to advanced research. Consideration for this transaction was approximately $2.3 million in cash at the closing, plus additional cash payments of approximately $1.6 million that were paid during the first six months of 2007. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Avalon Instruments Limited.    In September 2006, the Company acquired the stock of Avalon Instruments Limited (“Avalon”). The acquisition of Avalon expands and complements the Company’s molecular spectroscopy product portfolio by adding a family of innovative bench-top dispersive Raman spectrometers. Raman spectroscopy identifies and characterizes the composition of both organic and inorganic materials in a wide range of applications. Consideration for this transaction was approximately $5.3 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Acquisition of J.N. Macri Technologies LLC and NTD Laboratories, Inc.    In July 2006, the Company acquired specified assets and assumed specified liabilities of J.N. Macri Technologies LLC (“Macri”) and acquired the stock of NTD Laboratories, Inc. (“NTD”). The Company acquired Macri’s global patents related to free beta Human Chorionic Gonadotropin (“free Beta hCG”). Free Beta hCG is a peptide hormone produced in the early stage of pregnancy that is widely recognized as an important biomarker for first-trimester prenatal risk assessment. NTD is a laboratory specializing in prenatal risk assessment and offers laboratory-developed and validated testing under the brand name UltraScreen®, of which free Beta hCG is an important component. Aggregate consideration for these transactions was approximately $56.65 million in cash. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill. None of the goodwill related to the NTD acquisition is tax deductible and all of the goodwill related to the Macri acquisition is tax deductible.

Acquisition of Clinical & Analytical Service Solutions Ltd.    In June 2006, the Company acquired the stock of Clinical & Analytical Service Solutions Ltd. (“C&A”), a scientific equipment asset and managed maintenance company serving the pharmaceutical, biotechnology and healthcare markets. Consideration for the transaction was approximately $16.0 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible.

Acquisition of Spectral Genomics, Inc.    In April 2006, the Company acquired specified assets and assumed specified liabilities of Spectral Genomics, Inc. (“Spectral”), a leader in molecular karyotyping technology used to evaluate chromosomal abnormalities. Consideration for the transaction was approximately $14.0 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company. The Company will make royalty payments based on future sales to license additional intellectual property rights from a third party. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible.

Acquisition of Agilix Corporation.    In February 2006, the Company acquired specified assets of Agilix Corporation (“Agilix”) for approximately $8.7 million in cash. Assets acquired primarily relate to Agilix’s core technology which centers around labeling technology using isobaric mass tags that allow for the simultaneous quantification of molecules, such as proteins, from multiple samples. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible.

The operations for each of these acquisitions completed during 2007 and 2006 are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date. The acquisitions were accounted for using the purchase method of accounting. Allocation of the purchase price for the acquisitions was based on estimates of the fair value of the net assets acquired, and is subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The excess purchase price over those assigned values was recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be reviewed at least annually for impairment. Purchased

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives, described in more detail in Note 13.

In-process research and development (“IPR&D”) charges represent incomplete acquired research and development projects that have not reached technological feasibility and have no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. On the date of the acquisitions of Evotec and Euroscreen there were multiple IPR&D efforts underway at each company for certain current and future product lines. In determining the value of in-process projects, the Company considers, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date, and the estimated useful life of the technology. For these acquisitions, the Company utilized the discounted cash flow method to value the IPR&D, using a discount rate equivalent to the relative risk of the asset, including the uncertainty of technological feasibility and successful launch. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life, and then discounting these after-tax cash flows back to a present value. For the acquisitions of Evotec and Euroscreen, the Company estimated the value of the IPR&D to be $0.2 million and $1.3 million, respectively. The Company believes that the estimated purchased research and development amounts so determined, represent the fair value at the date of the acquisitions, and the amount represents management’s best estimate of the amount a third party would pay in the aggregate for the projects. The fair value of acquired in-process research and development costs was expensed as of the acquisition date as the projects underway at Evotec and Euroscreen had not reached technological feasibility and were determined to have no alternative future use.

In connection with purchase price and related allocations, the Company estimates the fair value of deferred revenue assumed in connection with these acquisitions. The estimated fair value of deferred revenue is determined by the legal performance obligation at the date of acquisition, and is generally based on the nature of the activities to be performed and the related costs to be incurred after consummation. The fair value of an assumed liability related to deferred revenue is estimated based on the current market cost of fulfilling the obligation, plus a normal profit margin thereon. The estimated costs to fulfill the deferred revenue are based on the historical direct costs related to providing the services. The Company does not include any costs associated with selling efforts, research and development, or the related fulfillment margins on these costs. In most acquisitions, profit associated with selling effort is excluded because the acquired entities would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating income approximates, in theory, the amount that the Company would be required to pay a third party to assume the obligation. As a result of purchase accounting, the Company recognized the deferred revenue related to the ViaCell acquisition at fair value, and did not recognize $18.1 million of deferred revenue that would have been otherwise recorded in future periods.

As of December 30, 2007, the purchase price allocations for the Agilix, Spectral, C&A, Macri, NTD, Avalon, the DMA product line, Evotec, Euroscreen, Improvision and PKI India acquisitions have been finalized. As of December 30, 2007, the purchase price and related allocations for the ViaCell acquisition were preliminary, and may be revised as a result of adjustments made to the purchase price, as well as additional information regarding liabilities assumed, including contingent liabilities, deferred taxes, employee severance and facility closure costs, and revisions of preliminary estimates of fair values made at the date of purchase. The Company is not aware of any information that indicates the final purchase price allocation will differ materially from the preliminary estimates, and the Company expects to complete any outstanding asset valuations no later than one year from the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the purchase prices and allocations for the acquisitions completed in 2007 are as follows:

	Evotec	Euroscreen	Improvision	PKI India	ViaCell (Preliminary)
	(In thousands)
Consideration and acquisition costs:
Cash payments	$32,952	$18,141	$23,573	$1,259	$295,758
Cash acquired	(2,790)	(1,277)	(901)	—	(31,850)
Deferred consideration	—	—	—	680	—
Working capital adjustments	(1,242)	—	613	—	—
Transaction costs	671	216	375	50	4,630

Total consideration and acquisition costs	$29,591	$17,080	$23,660	$1,989	$268,538

Allocation of purchase price
Current assets*	$10,864	$3,266	$4,206	$—	$37,911
Property, plant and equipment	2,622	61	439	—	7,813
IPR&D	200	1,302	—	—	—
Identifiable intangible assets	10,100	10,600	8,845	—	78,800
Goodwill	15,706	7,173	15,738	1,778	173,686
Minority interest	—	—	—	211	—
Deferred taxes	(771)	(4,029)	(2,726)	—	17,615
Liabilities assumed	(9,130)	(1,293)	(2,842)	—	(47,287)

Total	$29,591	$17,080	$23,660	$1,989	$268,538

*	Current assets include $0.7 million, $0.9 million and $0.2 million of purchase price accounting basis adjustments to inventory, net, to reflect the fair value-based valuation from the Evotec, Euroscreen and Improvision acquisitions, respectively.

The components of the purchase prices and allocations for the acquisitions completed in 2006 are as follows:

	Agilix	Spectral	C&A	Macri/ NTD	Avalon	Triton
	(In thousands)
Consideration and acquisition costs:
Cash payments, net of cash acquired	$8,696	$12,100	$16,000	$56,650	$5,334	$2,343
Cash acquired	—	—	(3,667)	(1,428)	(94)	—
Deferred consideration	—	1,900	—	—	—	1,564
Working capital adjustments	—	—	44	—	113	—
Transaction costs	68	69	440	408	167	91

Total consideration and acquisition costs	$8,764	$14,069	$12,817	$55,630	$5,520	$3,998

Allocation of purchase price
Current assets	$—	$468	$2,468	$3,044	$512	$—
Property, plant and equipment	646	388	533	384	8	—
Identifiable intangible assets	7,300	9,900	4,186	32,600	1,600	770
Goodwill	818	5,427	10,753	31,757	4,113	3,253
Other assets	—	—	184	40	—	—
Deferred taxes	—	—	(1,280)	(8,388)	(480)	—
Liabilities assumed	—	(2,114)	(4,027)	(3,807)	(233)	(25)

Total	$8,764	$14,069	$12,817	$55,630	$5,520	$3,998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:	Restructuring Charges

The Company has undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of its business units. Restructuring actions were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).

A description of the restructuring plans and the activity recorded are as follows:

The purpose of the restructuring plans approved in the first and fourth quarters of 2007, detailed below, was principally to shift resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. The pre-tax restructuring activity associated with these plans has been reported as restructuring expenses as a component of operating expenses from continuing operations. The Company expects the impact of immediate and future cost savings from these restructuring activities on operating results and cash flows to be negligible, as the Company has incurred and will incur offsetting costs.

Q4 2007 Plan

During the fourth quarter of 2007, the Company’s management approved a plan to shift resources into geographic regions and product lines that are more consistent with the Company’s growth strategy (the “Q4 2007 Plan”). As a result of the Q4 2007 Plan, the Company recognized a $4.8 million pre-tax restructuring charge in the Life and Analytical Sciences segment related to a workforce reduction from reorganization activities. The Company also recognized a $4.8 million pre-tax restructuring charge in the Optoelectronics segment related to a workforce reduction and the partial closure of a facility, which was offset by the recognition of a $2.2 million deferred gain from the sales-leaseback of that facility during the fiscal year 2001. All actions related to the Q4 2007 Plan were completed by December 30, 2007.

The following table summarizes the components of the Q4 2007 Plan recognized by segment:

	Life and Analytical Sciences	Optoelectronics	Total
	(In thousands)
Severance	$4,846	$450	$5,296
Partial closure of excess facility	—	4,328	4,328

	4,846	$4,778	$9,624
Deferred gain on excess facility	—	(2,179)	(2,179)

Total	$4,846	$2,599	$7,445

The following table summarizes the Q4 2007 Plan activity for 2007:

	Headcount	Severance	Partial Closure of Excess Facility	Total
	(Dollars in thousands)
Balance at December 31, 2006	—	$—	$—	$—
Provision	90	5,296	4,328	9,624
Amounts paid	(31)	(1,028)	—	(1,028)

Balance at December 30, 2007	59	$4,268	$4,328	$8,596

All actions related to the Q4 2007 Plan have been completed and the Company anticipates that the remaining payments of $4.3 million for workforce reductions will be completed by the end of the first quarter of fiscal year 2009, and the remaining payments of $4.3 million for the partial facility closure will be paid through fiscal year 2022, in accordance with the terms of the lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q1 2007 Plan

During the first quarter of 2007, the Company’s management approved a plan to shift resources into product lines that are more consistent with the Company’s growth strategy. As a result of this plan, the Company recognized a pre-tax restructuring charge of $4.4 million during the first quarter of 2007 (the “Q1 2007 Plan”). The actions within the Q1 2007 Plan related to a workforce reduction resulting from reorganization activities within the Life and Analytical Sciences segment. All actions related to the Q1 2007 Plan were completed by March 30, 2007.

The following table summarizes the Q1 2007 Plan activity:

	Headcount	Severance
	(Dollars in thousands)
Balance at December 31, 2006	—	$—
Provision	60	4,438
Amounts paid	(50)	(3,367)

Balance at December 30, 2007	10	$1,071

All actions related to the Q1 2007 Plan have been completed, and the Company anticipates that the remaining payments of $1.1 million will be completed by the end of the fourth quarter of fiscal year 2008.

ViaCell Plan

Following the ViaCell acquisition, the Company committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions. As of December 30, 2007, the Company recorded $1.2 million of severance liabilities with a corresponding adjustment to goodwill in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The Company had not finalized the preliminary integration plan as of December 30, 2007, but expects to complete the plan no later than one year from the date of acquisition. The Company anticipates that the payments of $1.2 million will be completed by the end of the fourth quarter of fiscal year 2008.

The following table summarizes the components of the ViaCell Plan activity:

	Headcount	Severance
	(Dollars in thousands)
Balance at December 31, 2006	—	$—
Provision	5	1,184
Amounts paid	—	—

Balance at December 30, 2007	5	$1,184

Previous Restructuring and Integration Plans

The principal actions of these restructuring plans were workforce reductions related to the integration of the Company’s Life Sciences and Analytical Instruments businesses, which is now the Company’s Life and Analytical Sciences segment, in order to reduce costs and achieve operational efficiencies as well as workforce

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reductions in both the Life and Analytical Sciences and Optoelectronics segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During 2007, the Company paid $0.2 million related to these plans and recorded a pre-tax restructuring reversal of $0.6 million relating to these plans, due to lower than expected employee separation costs associated with both the Life and Analytical Sciences and Optoelectronics segments. As of December 30, 2007, the Company had approximately $2.0 million of remaining liabilities associated with 2001 to 2006 restructuring and integration plans, primarily relating to remaining lease obligations related to closed facilities in the Life and Analytical Sciences segment. The remaining terms of these leases vary in length and will be paid through fiscal year 2014. The Company anticipates that the remaining severance payments will be completed by the end of fiscal year 2008.

Lease Charges

To facilitate the sale of a business in 2001, the Company was required to guarantee the obligations that the buyer of the business assumed related to the lease for the building in which the business operates. The lease obligations continue through March 2011. While the Company assigned its interest in the lease to the buyer at the time of the sale of the business, in the event the buyer defaults under the lease, the Company is responsible for all remaining lease payments and certain other building related expenses. As an additional measure to facilitate the sale of the business, the Company obtained a letter of credit as partial security for a loan to the buyer, which could have been drawn upon by the buyer’s lender in the event the buyer was delinquent in repayment of the loan. During the second quarter of 2007, the lessor of the building began the process to evict the buyer as a result of unpaid lease payments and building expenses, and sought reimbursement from the Company. As a result of this action, the Company recorded a charge of $4.5 million related to payments for this lease obligation and the potential drawdown of the letter of credit. During the third quarter of 2007, the buyer completed a recapitalization of the business with another lender. The proceeds of the recapitalization were used to pay off the remaining balance on the original securitized loan, as well as to make certain payments to the landlord for back rent and other obligations arising under the lease. The Company was released from its obligation under the letter of credit on the original securitized loan. As a result of these actions, the Company recorded a reversal of $1.4 million related to payments for this lease obligation and the release of the letter of credit in the third quarter of 2007. The Company is still responsible for the remaining accrual of $3.1 million, which relates to the remaining lease and building obligations, reduced by estimated sublease rentals reasonably expected to be obtained for the property.

Note 4:	Impairment of Assets

The Company recorded a charge of $3.2 million for the impairment of assets during 2006 within the Life and Analytical Sciences segment. This impairment included a $2.8 million loss related to a manufacturing facility, and a $0.4 million loss on impairment of a license agreement.

Note 5:	Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	2007	2006	2005
	(In thousands)
Interest income	$(4,688)	$(9,390)	$(3,321)
Interest expense	15,325	9,157	27,291
Gains on disposition of investments, net	(697)	(2,296)	(5,844)
Extinguishment of debt	—	—	54,886
Other expense, net	6,937	5,195	1,279

Total interest and other expense, net	$16,877	$2,666	$74,291

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:	Income Taxes

The Company adopted FIN No. 48 effective January 1, 2007. As a result of the adoption of FIN No. 48, the Company adjusted the carrying value of its uncertain tax positions and reduced its accrued liabilities by $3.6 million, which was accounted for as an increase to retained earnings as of January 1, 2007. As of the adoption date, the Company had gross tax effected unrecognized tax benefits of $48.5 million, of which $36.0 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect goodwill and discontinued operations. However, upon the adoption of SFAS No. 141(R), changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will effect income tax expense, including those associated with acquisitions that closed prior to the effective date of SFAS No. 141(R). The Company had accrued interest, net of tax benefits, and penalties related to the unrecognized tax benefits of $7.3 million, which is not included in the unrecognized tax benefits of $48.5 million.

The Company regularly reviews its tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits as required by FIN No. 48. Adjustments are made to the Company’s unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows:

2007
(In thousands)
Unrecognized tax benefits, January 1, 2007	$48,500
Gross increases—tax positions in prior period	5,261
Gross decreases—tax positions in prior period	(2,063)
Gross increases—current-period tax positions	6,005
Gross increases—related to acquisitions	1,800
Settlements	(12,123)
Lapse of statute of limitations	(44)
Foreign currency translation adjustments	1,311

Unrecognized tax benefits, December 30, 2007	$48,647

In accordance with FIN No. 48, the Company will continue to classify interest and penalties as a component of income tax expense. At December 30, 2007, the Company had accrued approximately $5.0 million and $7.8 million in interest and penalties, respectively. During 2007, the Company recognized approximately $2.1 million and $3.4 million in interest and penalties, respectively, in its total tax provision. At December 30, 2007, the Company had gross tax effected unrecognized tax benefits of $48.6 million, of which $34.2 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect goodwill and discontinued operations. However, upon the adoption of SFAS No. 141(R), changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will effect income tax expense, including those associated with acquisitions that closed prior to the effective date of SFAS No. 141(R).

At December 30, 2007, the Company had $25.0 million of FIN No. 48 accrued tax liabilities, including accrued interest, net of tax benefits, and penalties, which should be resolved within the next year as a result of the completion of audits that, depending on the ultimate resolution, could affect the continuing operations effective tax rate; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially concluded all U.S. federal income tax matters for years through 2002. The U.S. federal income tax returns for 2003 through 2005 are currently under examination by the Internal Revenue Service, and are anticipated to be completed during fiscal year 2008. In addition, tax years ranging from 1997 through 2006 remain open to examination by various state and foreign tax jurisdictions.

The components of income (loss) from continuing operations before income taxes were as follows:

	2007	2006	2005
	(In thousands)
U.S.	$(11,730)	$10,295	$(51,609)
Non-U.S.	163,019	140,441	118,269

	$151,289	$150,736	$66,660

The components of the provision for (benefit from) income taxes for continuing operations were as follows:

	Current	Deferred Expense (Benefit)	Total
	(In thousands)
2007
Federal	$1,860	$(8,634)	$(6,774)
State	2,403	(922)	1,481
Non-U.S.	35,013	(12,265)	22,748

	$39,276	$(21,821)	$17,455

2006
Federal	$3,113	$(10,941)	$(7,828)
State	2,583	(1,366)	1,217
Non-U.S.	36,723	2,300	39,023

	$42,419	$(10,007)	$32,412

2005
Federal	$(36,893)	$4,381	$(32,512)
State	(662)	511	(151)
Non-U.S.	36,262	(3,471)	32,791

	$(1,293)	$1,421	$128

The total provision for income taxes included in the consolidated financial statements was as follows:

	2007	2006	2005
	(In thousands)
Continuing operations	$17,455	$32,412	$128
Discontinued operations	252	665	94,776

	$17,707	$33,077	$94,904

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision (benefit) is as follows:

	2007	2006	2005
	(In thousands)
Tax at statutory rate	$52,951	$52,758	$23,331
Non-U.S. rate differential, net	(16,623)	(13,124)	(10,272)
U.S. taxation of multinational operations	3,809	2,816	5,566
State income taxes, net	1,253	551	(2,102)
Extra-territorial income and qualified production activities income	(665)	(2,315)	(2,078)
Repatriation pursuant to AJCA* and APB Opinion No. 23	—	—	15,475
Prior year tax matters	(9,093)	(2,565)	(27,772)
Use of research and experimental credits	(1,000)	(1,573)	(2,233)
Change in valuation allowance	(16,079)	(4,177)	(1,417)
Other, net	2,902	41	1,630

	$17,455	$32,412	$128

*	The homeland investment provisions of the American Jobs Creation Act.

The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities as of December 30, 2007 and December 31, 2006 were as follows:

	2007	2006
	(In thousands)
Deferred tax assets:
Inventory	$9,365	$9,349
Reserves and accruals	22,740	13,421
Accrued compensation	19,614	19,257
Net operating loss and credit carryforwards	104,271	93,581
Accrued pension	853	83
Restructuring reserve	1,383	664
All other, net	6,153	498

Total deferred tax assets	164,379	136,853
Deferred tax liabilities:
Postretirement health benefits	(39)	(564)
Depreciation and amortization	(122,170)	(82,158)
All other, net	(6,607)	(9,457)

Total deferred tax liabilities	(128,816)	(92,179)
Valuation allowance	(60,819)	(105,821)

Net deferred liabilities	$(25,256)	$(61,147)

At December 30, 2007, the Company had state net operating loss carryforwards of $229.6 million, foreign net operating loss carryforwards of $167.9 million, state tax credit carryforwards of $3.6 million and foreign tax credit carryforwards of $13.4 million—subject to expiration in years ranging from 2008 to 2026, and without expiration for certain foreign net operating loss carryforwards and certain state credit carryforwards. At December 30, 2007, the Company also had U.S. federal net operating loss carryforwards of approximately $112.5 million and federal credit carryforwards of approximately $3.6 million as a result of acquisitions made during 2006 and 2007. The utilization of these losses and credits is subject to annual limitations based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Section 382 of the Internal Revenue Code of 1986, as amended. These losses and credits will expire in 2008 through 2026. Valuation allowances generally take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. Based on the judgment of the Company, and consistent with prior years, full valuation allowances have been established against these tax attributes with the exception of the acquired federal net operating loss carryforwards, certain foreign net operating loss carryforwards and the federal research and experimental tax credit carryforwards that have been determined to be more likely than not to be realized. The tax benefit of the reversal of the valuation allowance associated with the Company’s research and experimental credits was reported as part of the gain on disposal of discontinued operations in 2005. Included in the foreign tax credit carryforwards and corresponding valuation allowance of $13.4 million are $8.3 million of credits which, if utilized, will result in a credit to equity rather than a reduction of the income tax provision.

Current deferred tax assets of $45.9 million and $32.1 million were included in other current assets at December 30, 2007 and December 31, 2006, respectively. Long-term deferred tax assets of $7.2 million and $3.0 million were included in other assets at December 30, 2007 and December 31, 2006, respectively. Long-term deferred tax liabilities of $67.6 million and $82.8 million were included in other long-term liabilities at December 30, 2007 and December 31, 2006, respectively. Additionally, $10.8 million of net deferred tax liabilities are recorded through other comprehensive income, primarily as a result of the adoption of FASB Statement No. 158 in 2006.

The Company generally considers all earnings generated outside of the United States to be permanently reinvested offshore. Pursuant to APB Opinion No. 23 and related interpretations with respect to corporate earnings permanently reinvested offshore, the Company therefore does not accrue U.S. tax for the repatriation of its foreign earnings it considers to be permanently reinvested outside the United States. However, the Company regularly reviews its global cash needs and may repatriate foreign earnings when necessary, and when these earnings can be distributed in cash and in a tax efficient manner. As of December 30, 2007, the amount of foreign earnings for which no U.S. tax cost has been provided was approximately $342.0 million. The U.S. tax cost has not been determined due to the fact that it is not practicable to do so at this time.

During 2005, the Internal Revenue Service concluded its audit of federal income taxes for the years 1999 through 2002. There was a single open issue related to this audit which the Company favorably resolved during the fourth quarter of 2007. The Company is also under regular examination by tax authorities in the United States and other countries (such as China, Indonesia, Philippines and the United Kingdom) in which the Company has significant business operations. The tax years under examination vary by jurisdiction.

Note 7:	Discontinued Operations

As part of its continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 30, 2007 and December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded the following gains and losses, which have been reported as the gain (loss) on dispositions of discontinued operations during the three years ended:

	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Gain on the sale of Semiconductor business	$87	$3,750	$—
(Loss) gain on the sale of Aerospace business	(1,250)	532	250,638
Gain (loss) on the sale of Fluid Testing business	35	(234)	30,281
Net gain (loss) on dispositions of other discontinued operations	177	(726)	(7,094)

Net (loss) gain on disposition of discontinued operations before income taxes	(951)	3,322	273,825
Provision for income taxes	281	889	87,463

(Loss) gain on disposition of discontinued operations, net of income taxes	$(1,232)	$2,433	$186,362

Following the ViaCell acquisition in November 2007, the Company’s Board approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focuses on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focuses on the development of therapeutic uses of unrestricted somatic stem cells derived from umbilical cord blood, including the areas of cancer, cardiac disease and diabetes. The Company has determined that both businesses do not strategically fit with the other products offered by the Life and Analytical Sciences segment. The Company also determined that without investing capital into the operations of both businesses, it could not effectively compete in the marketplace with larger companies who focus on the market for such products. The Company is actively marketing and is currently committed to a plan to sell both of these businesses. The Company has classified the results of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements.

In September 2005, the Company’s Board approved a plan to divest its Fluid Sciences segment. The Fluid Sciences segment consisted of three businesses—Aerospace, Fluid Testing and Semiconductor. In November 2005, the Company sold the Fluid Testing division for approximately $34.5 million, resulting in a net pre-tax gain of $30.3 million. In December 2005, the Company sold the Aerospace business for approximately $333.0 million, resulting in a net pre-tax gain of $250.6 million. These gains were recognized during fiscal 2005 as gains on the dispositions of discontinued operations. The Company received total cash proceeds in these transactions of approximately $360.0 million. During 2006, the Company finalized the net working capital adjustments associated with the sales of these businesses, settled a claim related to an employee benefit program, and ceased future benefit accruals to a postretirement medical plan. In 2006, these actions resulted in the recognition of a gain of $0.5 million and a loss of $0.2 million relative to the Aerospace business and the Fluid Testing business, respectively. In February 2006, the Company sold substantially all of the assets of its Semiconductor business for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. A pre-tax gain of $3.8 million, exclusive of additional contingent consideration, was recognized in 2006. During 2007, the Company settled an additional commitment associated with a benefit program relating to the divestiture of the Fluid Sciences segment and recognized a pre-tax loss of $1.1 million.

During 2007, 2006 and 2005, the Company settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax gain of $0.2 million in 2007, a pre-tax loss of $0.7 million in 2006, and a pre-tax gain of $1.4 million in 2005. During 2007 and 2006, the Company substantially completed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the remediation of an environmental matter within the Lithography business, resulting in recognition of pre-tax losses of $0.7 million in 2007 and $1.7 million in 2006. In addition, the Company received proceeds of $0.5 million upon the sale of the Lithography business, and recognized a pre-tax loss of $3.3 million during fiscal 2005. Also in fiscal year 2005, the completion of the shutdown of the Fiber Optics Test Equipment business resulted in a pre-tax loss of $5.2 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	2007	2006	2005
	(In thousands)
Sales	$—	$8,705	$223,997
Costs and expenses	945	9,706	200,156

Operating (loss) income from discontinued operations	(945)	(1,001)	23,841
Other expenses, net	—	397	1,314

(Loss) income from discontinued operations before income taxes	(945)	(1,398)	22,527
(Benefit from) provision for income taxes	(29)	(224)	7,313

(Loss) income from discontinued operations, net of income taxes	$(916)	$(1,174)	$15,214

Note 8:	Earnings per Share

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

	2007	2006	2005
	(In thousands)
Number of common shares — basic	118,916	125,203	129,267
Effect of dilutive securities:
Stock options and restricted stock	1,689	1,309	1,873

Number of common shares — diluted	120,605	126,512	131,140

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	6,571	8,297	4,989

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9:	Accounts Receivable

Accounts receivable were net of reserves for doubtful accounts of $16.2 million and $12.2 million as of December 30, 2007 and December 31, 2006, respectively.

During 2001, the Company established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third party financial institution. Under this arrangement, the Company sold, on a revolving basis, certain of the Company’s accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third-party financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. The Company’s consolidated subsidiary retains the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts has been provided for on the Company’s balance sheet. The amount of receivables sold and outstanding with the third party financial institution may not exceed $65.0 million. Under the terms of this arrangement, the Company’s consolidated subsidiary retains collection and administrative responsibilities for the balances. The amount of receivables sold to the consolidated subsidiary was $79.0 million as of December 30, 2007 and $67.8 million as of December 31, 2006. At each of December 30, 2007 and December 31, 2006, an undivided interest of $45.0 million in the receivables had been sold to the third party financial institution under this arrangement. The remaining interest in receivables of $34.0 million and $22.8 million that were sold to and held by the consolidated subsidiary were included in accounts receivable in the consolidated financial statements at December 30, 2007 and December 31, 2006, respectively.

The agreement requires the third-party financial institution to be paid interest during the period from the date the receivable is sold to its maturity date. At December 30, 2007, the effective interest rate was LIBOR plus approximately 80 basis points. The servicing fees received constitute adequate compensation for services performed. No servicing asset or liability is therefore recorded. The agreement also includes conditions that require the Company to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At December 30, 2007, the Company had a senior unsecured credit rating of BBB, with a stable outlook from Standard & Poor’s Rating Services, and of Baa3, with a stable outlook from Moody’s Investors Service. In January 2008, the Company’s consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization facility to January 23, 2009.

Note 10:	Inventories, net

Inventories as of December 30, 2007 and December 31, 2006 consisted of the following:

	2007	2006
	(In thousands)
Raw materials	$75,196	$67,014
Work in progress	14,125	10,077
Finished goods	113,073	106,169

Total inventories, net	$202,394	$183,260

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:	Property, Plant and Equipment, net

Property, plant and equipment, at cost, as of December 30, 2007 and December 31, 2006, consisted of the following:

	2007	2006
	(In thousands)
Land	$18,558	$18,780
Building and leasehold improvements	156,791	160,697
Machinery and equipment	404,422	345,657

Total property, plant and equipment	579,771	525,134
Accumulated depreciation	(378,885)	(342,938)

Total property, plant and equipment, net	$200,886	$182,196

Depreciation expense on property, plant and equipment for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 was $33.9 million, $35.4 million and $38.4 million, respectively.

Note 12:	Marketable Securities and Investments

Investments as of December 30, 2007 and December 31, 2006 consisted of the following:

	2007	2006
	(In thousands)
Marketable securities	$3,451	$6,374
Joint venture and other investments	2,468	1,134

	$5,919	$7,508

Marketable securities include equity and fixed-income securities held to meet obligations associated with the supplemental executive retirement plan and other deferred compensation plans. The Company has, accordingly, classified these securities as long-term.

The net unrealized holding loss and gain on marketable securities, net of deferred income taxes, reported as a component of accumulated other comprehensive income in stockholders’ equity, was a $0.2 million loss at December 30, 2007 and $0.1 million gain at December 31, 2006. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable securities classified as available for sale as of December 30, 2007 and December 31, 2006 consisted of the following:

	Market Value	Gross Unrealized Holding
		Cost	Gains	(Losses)
	(In thousands)
2007
Equity securities	$2,114	$2,105	$41	$(32)
Fixed-income securities	1,168	1,168	—	—
Other	169	254	—	(85)

	$3,451	$3,527	$41	$(117)

2006
Equity securities	$4,141	$3,841	$309	$(9)
Fixed-income securities	2,086	2,088	—	(2)
Other	147	231	—	(84)

	$6,374	$6,160	$309	$(95)

Note 13:	Goodwill and Intangible Assets

Goodwill is subject to annual impairment testing using the guidance and criteria described in SFAS No. 142, “Goodwill and Other Intangible Assets.” The impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the implied fair value of the reporting unit. The annual impairment assessment is performed by the Company on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. The Company completed the annual impairment test using a measurement date of December 31, 2007 and January 1, 2007, and concluded based on the first step of the process that there was no goodwill impairment.

The changes in the carrying amount of goodwill for fiscal 2007 and 2006 are as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Balance, January 1, 2006	$982,260	$43,941	$1,026,201
Foreign currency translation	32,183	2,384	34,567
Acquisition and earn-out adjustments	55,700	1,256	56,956

Balance, December 31, 2006	1,070,143	47,581	1,117,724
Foreign currency translation	28,744	1,583	30,327
Acquisition and earn-out adjustments	208,196	(591)	207,605

Balance, December 30, 2007	$1,307,083	$48,573	$1,355,656

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at December 30, 2007 by category and by business segment were as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Patents	$101,944	$11,800	$113,744
Less: Accumulated amortization	(50,749)	(10,672)	(61,421)

Net patents	51,195	1,128	52,323

Licenses	61,115	534	61,649
Less: Accumulated amortization	(30,175)	(534)	(30,709)

Net licenses	30,940	—	30,940

Core technology	346,716	10,350	357,066
Less: Accumulated amortization	(115,385)	(4,900)	(120,285)

Net core technology	231,331	5,450	236,781

Net amortizable intangible assets	313,466	6,578	320,044

Non-amortizable intangible assets:
Trade names and trademarks	159,034	131	159,165

Totals	$472,500	$6,709	$479,209

Identifiable intangible asset balances at December 31, 2006 by category and business segment were as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Patents	$99,047	$11,800	$110,847
Less: Accumulated amortization	(42,040)	(9,492)	(51,532)

Net patents	57,007	2,308	59,315

Licenses	59,444	534	59,978
Less: Accumulated amortization	(25,233)	(534)	(25,767)

Net licenses	34,211	—	34,211

Core technology	234,989	9,495	244,484
Less: Accumulated amortization	(90,082)	(3,071)	(93,153)

Net core technology	144,907	6,424	151,331

Net amortizable intangible assets	236,125	8,732	244,857

Non-amortizable intangible assets:
Trade names and trademarks	159,033	131	159,164

Totals	$395,158	$8,863	$404,021

Total amortization expense for finite-lived intangible assets was $44.1 million in 2007, $33.8 million in 2006 and $28.6 million in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14:	Debt

Amended Senior Unsecured Credit Facility.    On August 13, 2007, the Company entered into an amended and restated senior unsecured revolving credit facility. The agreement for the facility provides for a $500.0 million committed unsecured revolving credit facility through August 13, 2012, and amends and restates in its entirety the senior credit agreement dated as of October 31, 2005. The agreement contains an option to increase the facility up to $650.0 million. Letters of credit in the aggregate amount of approximately $15.0 million were issued under the previous facility, which are treated as issued under the amended facility. The Company uses the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of December 30, 2007 was 40 basis points. The weighted average Eurocurrency interest rate as of December 30, 2007 was 4.86%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 5.26%. The Company had drawn down approximately $216.0 million of borrowings in U.S. Dollars under the facility as of December 30, 2007, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and those contained in the Company’s previous senior revolving credit agreement. The financial covenants in its amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if the Company’s credit rating is down-graded below investment grade. The financial covenants in its previous senior revolving credit agreement included interest coverage and debt-to-EBITDA ratios. At all times during 2007, the Company was in compliance with all applicable covenants.

Prior to February 28, 2008, the Company exercised the option to increase the amended senior unsecured revolving credit facility to $608.8 million. The Company had borrowed approximately $216.0 million in U.S. Dollars under the facility as of February 28, 2008, with interest based on the above described Eurocurrency rate.

Unsecured Interim Credit Facility. On November 14, 2007, the Company entered into a $300.0 million unsecured interim credit facility. The Company entered into this unsecured interim credit facility in order to pay the purchase price and transactional expenses of the ViaCell acquisition. This interim credit facility matures on March 31, 2008, at which point all amounts outstanding are due in full. The interest rates for this interim credit facility are based on either the Eurocurrency rate at the time of borrowing plus a margin, or on the base rate as in effect from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under this interim credit facility to interest based upon either the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin for this interim credit facility as of December 30, 2007 was 62.5 basis points. The applicable Eurocurrency margin will increase by 12.5 basis points from and after January 1, 2008 for all outstanding borrowings. The weighted average Eurocurrency interest rate as of December 30, 2007 was 5.03%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 5.65%. The Company had drawn down approximately $300.0 million of borrowings in U.S. Dollars under the facility as of December 30, 2007, with interest based on the above described Eurocurrency rate. The agreement for this facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, and are consistent with those contained in the agreement for the Company’s amended unsecured revolving credit facility, which is described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company anticipates using the amended senior unsecured revolving credit facility to settle any outstanding amounts on the unsecured interim credit facility in March 2008, and have accordingly classified the $300.0 million of outstanding borrowings on the unsecured interim credit facility as long-term debt.

The following table summarizes the maturities of the Company’s indebtedness at December 30, 2007:

	Amended Sr. Unsecured Revolving Credit Facility Maturing 2012	Interim Unsecured Credit Facility Maturing 2008*	Other Revolving Debt Facilities	Total
	(In thousands)
2008	$—	$—	$562	$562
2009	—	—	—	—
2010	—	—	78	78
2011	—	—	—	—
2012	216,000	300,000	—	516,000
Thereafter	—	—	—	—

Total	$216,000	$300,000	$640	$516,640

*	Prior to February 28, 2008, the Company exercised the option to increase the senior unsecured revolving credit facility to $608.8 million. The Company anticipates using funds from the amended senior unsecured revolving credit facility, including the option exercised during the first quarter of 2008 to increase the facility to $608.8 million, to settle any outstanding amounts on the unsecured interim credit facility in March 2008, and have accordingly classified the $300.0 million of outstanding borrowings on the unsecured interim credit facility as long-term debt.

Note 15:	Accrued Expenses

Accrued expenses as of December 30, 2007 and December 31, 2006 consisted of the following:

	2007	2006
	(In thousands)
Payroll and incentives	$39,887	$29,977
Employee benefits	54,623	43,868
Deferred revenue	83,180	72,921
Federal, non-U.S. and state income taxes	40,638	73,208
Other accrued operating expenses	128,450	99,013

Total accrued operating expenses	$346,778	$318,987

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:	Employee Benefit Plans

The Company adopted the balance sheet recognition requirements of SFAS No. 158 on December 31, 2006, which required the Company to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The incremental effect of adopting SFAS No. 158 on individual line items in the consolidated financial statements at December 31, 2006 is shown below:

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

Savings Plan:    The Company has a savings plan for the benefit of qualified United States (U.S.) employees. Under this plan, for Life and Analytical Sciences and corporate employees, the Company contributes an amount equal to the lesser of 100% of the employee’s voluntary contribution or 5.0% of the employee’s annual compensation up to applicable Internal Revenue Service limits. For Optoelectronics employees, the Company contributes an amount equal to the lesser of 55% of the amount of the employee’s voluntary contribution or 3.3% of the employee’s annual compensation up to applicable Internal Revenue Service limits. Savings plan expense was $7.8 million in 2007, $7.6 million in 2006 and $8.3 million in 2005.

Pension Plans:    The Company has a defined benefit pension plan covering some U.S. employees and non-U.S. pension plans for some non-U.S. employees. The principal U.S. defined benefit pension plan was closed to new hires effective January 31, 2001, and benefits for those employed by the Company’s former Life Sciences businesses within the Company’s Life and Analytical Sciences segment were frozen as of that date. Plan benefits were frozen as of March 2003 for those employed by the Company’s former Analytical Instruments business within its Life and Analytical Sciences segment and corporate employees. The plans provide benefits that are based on an employee’s years of service and compensation near retirement. During 2007, the Company merged a de minimus U.S. plan into the principal U.S. defined benefit pension plan, and accordingly the disclosure for 2007 and 2006, below, has been updated to include the benefit obligations and plan assets of this de minimus U.S. plan.

Net periodic pension cost included the following components:

	2007	2006	2005
	(In thousands)
Service cost	$5,164	$5,156	$6,301
Interest cost	25,300	22,188	22,673
Expected return on plan assets	(24,618)	(22,260)	(22,468)
Settlement loss	78	67	—
Net amortization and deferral	6,029	6,091	4,543

Net periodic pension cost	$11,953	$11,242	$11,049

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of December 30, 2007 and December 31, 2006.

	2007		2006
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$240,757	$221,992	$242,181	$209,230

Change in benefit obligations:
Projected benefit obligations at beginning of year	$255,124	$221,328	$222,397	$223,930
Service cost	3,456	1,708	3,282	1,874
Interest cost	12,297	13,002	10,166	12,022
Benefits paid and plan expenses	(12,274)	(13,576)	(10,804)	(12,806)
Participants’ contributions	555	—	441	—
Actuarial (gain) loss	(15,911)	3,834	1,950	(3,692)
Effect of exchange rate changes	12,351	—	27,692	—

Projected benefit obligations at the end of year	$255,598	$226,296	$255,124	$221,328

Change in plan assets:
Fair value of plan assets at beginning of year	$95,312	$234,765	$76,891	$220,240
Actual (loss) return on plan assets	6,409	14,452	7,786	27,331
Benefits paid and plan expenses	(12,274)	(13,576)	(10,804)	(12,806)
Employer contribution	12,250	—	10,348	—
Participant contribution	555	—	441	—
Effect of exchange rate changes	1,664	—	10,650	—

Fair value of plan assets at end of year	103,916	235,641	95,312	234,765

Net amount recognized in the consolidated balance sheets	$151,682	$(9,345)	$159,812	$(13,437)

Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$—	$(9,345)	$—	$(13,437)
Current liabilities	6,439	—	5,721	—
Noncurrent liabilities	145,243	—	154,091	—

Net amounts recognized in the consolidated balance sheets	$151,682	$(9,345)	$159,812	$(13,437)

Net amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$30,650	$38,479	$44,951	$35,192
Prior service cost	120	14	147	20

Net amounts recognized in accumulated other comprehensive income	$30,770	$38,493	$45,098	$35,212

Actuarial assumptions as of the year-end measurement date:
Discount rate	5.52%	6.00%	4.73%	6.00%
Rate of compensation increase	3.74%	3.50%	3.35%	3.50%

	2007		2006		2005
	Non-U.S.	Non-U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Actuarial assumptions used to determine net periodic pension cost during the year:
Discount rate	4.73%	6.00%	4.33%	5.75%	4.94%	6.00%
Rate of compensation increase	3.35%	3.50%	2.99%	3.50%	2.96%	3.50%
Expected rate of return on assets	7.60%	8.50%	7.60%	8.50%	7.00%	8.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At December 30, 2007 and December 31, 2006, the projected benefit obligations were $19.2 million and $19.7 million, respectively. Assets with a fair value of $0.2 million and $0.7 million, segregated in a trust (which is included in marketable securities and investments on the consolidated balance sheets), were available to meet this obligation as of December 30, 2007 and December 31, 2006, respectively. Pension expense for this plan was approximately $1.9 million in 2007, $2.0 million in 2006 and $1.8 million in 2005.

Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocation at December 30, 2007 and December 31, 2006, and target asset allocations for fiscal 2008, are as follows:

	Target Allocation		Percentage of Plan Assets at
	December 28, 2008		December 30, 2007		December 31, 2006
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	65-75%	60-70%	70%	72%	71%	67%
Debt securities	25-35%	25-40%	29%	25%	28%	22%
Other	0%	0-13%	1%	3%	1%	11%

Total	100%	100%	100%	100%	100%	100%

The Company maintains target allocation percentages among various asset classes based on investment policies established for the pension plans which are designed to maximize the total rate of return (income and appreciation) after inflation within the limits of prudent risk taking, while providing for adequate near-term liquidity for benefit payments. The Company’s expected returns on assets assumptions are derived from management’s estimates, as well as other information compiled by management, including studies that utilize customary procedures and techniques. The studies include a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plans to determine the average rate of earnings expected on the funds invested to provide for the pension plans benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

The Company does not expect to make any contributions to the U.S. pension plan during fiscal 2008. With respect to non-U.S. plans, the Company expects to contribute approximately $12.2 million in 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2008	$10,524	$15,115
2009	10,937	15,147
2010	10,871	15,428
2011	11,219	15,561
2012	11,649	15,800
2013-2017	67,059	84,245

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 is as follows:

2008
(In thousands)
Net actuarial loss	$3,217
Prior service cost	(199)

$3,018

Postretirement Medical Plans:    The Company provides healthcare benefits for eligible retired U.S. employees under a comprehensive major medical plan or under health maintenance organizations where available. The majority of the Company’s U.S. employees become eligible for retiree health benefits if they retire directly from the Company and have at least ten years of service. Generally, the major medical plan pays stated percentages of covered expenses after a deductible is met and takes into consideration payments by other group coverage and by Medicare. The plan requires retiree contributions under most circumstances and has provisions for cost-sharing charges. Effective January 1, 2000, this plan was closed to new hires. For employees retiring after 1991, the Company has capped its medical premium contribution based on employees’ years of service. The Company funds the amount allowable under a 401(h) provision in the Company’s defined benefit pension plan. Assets of the plan are primarily equity and debt securities.

Net periodic postretirement medical benefit credit included the following components:

	2007	2006	2005
	(In thousands)
Service cost	$94	$93	$129
Interest cost	228	237	383
Expected return on plan assets	(971)	(858)	(801)
Net amortization and deferral	(713)	(637)	(654)
Curtailment gain*	—	(1,842)	—

Net periodic postretirement medical benefit credit	$(1,362)	$(3,007)	$(943)

*	The Company ceased future benefit accruals to its existing postretirement medical plan as part of the divesture of its Fluid Sciences segment, which was completed in February 2006. In connection with this action, the Company recorded curtailment gains of approximately $1.8 million during fiscal year 2006 to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets at December 30, 2007 and December 31, 2006.

	2007	2006
	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$2,324	$3,840
Active employees eligible to retire	343	615
Other active employees	1,539	2,319

Accumulated benefit obligations at beginning of year	4,206	6,774

Service cost	94	93
Interest cost	227	237
Benefits paid	(316)	(360)
Actuarial gain	(256)	(1,628)
Plan amendments	—	(910)

Change in accumulated benefit obligations during the year	(251)	(2,568)

Retirees	2,094	2,324
Active employees eligible to retire	400	343
Other active employees	1,461	1,539

Accumulated benefit obligations at end of year	3,955	4,206

Change in plan assets:
Fair value of plan assets at beginning of year	11,582	10,266
Actual return on plan assets	730	1,316
Benefits paid and plan expenses	—	—

Fair value of plan assets at end of year	12,312	11,582

Net amount recognized in the consolidated balance sheets	$(8,357)	$(7,376)

Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$(8,357)	$(7,376)

Net amount recognized in the consolidated balance sheets	$(8,357)	$(7,376)

Net amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(5,331)	$(5,398)
Prior service cost	(1,261)	(1,576)

Net amounts recognized in accumulated other comprehensive income	$(6,592)	$(6,974)

Actuarial assumptions as of the year-end measurement date:
Discount rate	6.00%	6.00%

	2007	2006	2005
Actuarial assumptions used to determine net cost during the year:
Discount rate	6.00%	5.75%	6.00%
Expected rate of return on assets	8.50%	8.50%	8.50%

The consolidated financial statements included $8.4 million of net long-term assets and $7.4 million of net long-term assets as of December 30, 2007 and December 31, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains a Master Trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

The Company does not expect to make any contributions to the postretirement medical plan during 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Postretirement Medical Plan
(In thousands)
2008	$306
2009	305
2010	302
2011	301
2012	299
2013-2017	1,572

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 is as follows:

2008
(In thousands)
Net actuarial gain	$(363)
Prior service cost	(315)

$(678)

Deferred Compensation Plans:    During 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. Benefit payments under the plan are funded by contributions from participants, and for certain participants, contributions are funded by the Company. The obligations related to the deferred compensation plan totaled $3.1 million and $5.4 million at December 30, 2007 and December 31, 2006, respectively.

Note 17:	Settlement of Insurance Claim

During the second quarter of 2007, the Company settled an insurance claim resulting from a fire that occurred within its Life and Analytical Sciences facility in Boston, Massachusetts in March 2005. As a result of that settlement, the Company recorded gains of $15.3 million during the second quarter of 2007. The Company received the final settlement payment of $21.5 million in June 2007, and had previously received during 2005 and 2006 a total of $35.0 million in advance payments towards costs incurred and for building, inventory and equipment damages. Of the $56.5 million in total settlement proceeds received by the Company, $25.6 million related to reimbursement of costs incurred; $23.7 million related to damages to the building, inventory and equipment; and $7.2 million related to business interruption costs which were recorded as reductions to cost of sales and selling, general and administrative expenses.

During the second quarter of 2007, the Company accrued $9.7 million representing its management’s estimate of the total cost for decommissioning the building, including environmental matters. The Company paid $3.9 million during fiscal year 2007 towards decommissioning the building, and anticipates that the remaining payments of $5.8 million will be completed by the end of fiscal year 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18:	Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $4.2 million as of December 30, 2007, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

In papers dated October 23, 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that the Company has breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. The Company subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, the Company believes, excludes certain of the Company’s products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007, but a decision on those motions has not been rendered, and a trial date has not been set.

On October 17, 2003, Amersham Biosciences Corp. filed a complaint, which was subsequently amended, in the United States District Court for New Jersey, Civil Action No. 03-4901, seeking injunctive and monetary relief against a subsidiary of the Company and alleging that the Company’s ViewLux™ and certain of its Image FlashPlate™ products infringe three of Amersham’s patents related to high-throughput screening (the “NJ case”). On August 18, 2004, Amersham plc filed a complaint against two of the Company’s United Kingdom-based subsidiaries in the Patent Court of the English High Court of Justice, Case No. 04C02688, alleging that the Company’s same products infringe one corresponding Amersham patent in the United Kingdom, which was granted in August 2004 (the “UK case”). On October 29, 2003, the Company filed a complaint, which was subsequently amended, seeking injunctive and monetary relief against Amersham in the United States District Court for Massachusetts, Civil Action No. 03-12098, alleging that Amersham’s IN Cell Analyzer, and LEADseeker™ Multimodality Imaging system and certain Cyclic AMP and IP3 assays infringe two of the Company’s patents related to high-throughput screening (the “MA case”). After a trial in the UK case in December 2005, the court ruled in February 2006 that Amersham’s patent in question was invalid in the United

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Kingdom and awarded costs to the Company. Amersham initiated an appeal of the ruling in the UK case but withdrew that appeal in January 2007. In May 2006, the court in the NJ case issued a decision regarding the construction of the claims in Amersham’s patents that adopted many of Amersham’s claim construction positions. The parties entered into a settlement agreement in November 2007 to resolve all of the foregoing matters.

In 2002, PharmaStem Therapeutics, Inc. (“PharmaStem”) filed suit against ViaCell, Inc., which is now a wholly owned subsidiary of the Company, and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem I”). After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that ViaCell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. PharmaStem had also filed a second complaint against ViaCell and other defendants in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem II”). The Company believes that the issues presented in PharmaStem II, which was subsequently consolidated in the District of Delaware with similar cases brought by PharmaStem against other family cord blood banks, are substantially the same as the issues presented in PharmaStem I, and that ViaCell does not infringe the patents at issue in the second case and that those patents are invalid for the same reasons as cited by the Court of Appeals in PharmaStem I. The Delaware court granted ViaCell’s motion in October 2005 to stay the proceedings in PharmaStem II pending the outcome of PharmaStem I and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. Although the U.S. PTO had previously issued notice of its intent to allow the remaining claims of all of the patents, the U.S. PTO subsequently decided to begin the process of re-examining each patent. ViaCell has informed the Delaware Court overseeing PharmaStem II of the status of the re-examinations and that the Federal Circuit had ruled in its favor in the PharmaStem I case. The Delaware Court has yet to take any action in response to these notices.

The Company believes it has meritorious defenses to these lawsuits and other proceedings, and it is contesting the actions vigorously in all of the above unresolved matters. The Company is currently unable, however, to reasonably estimate the amount of loss, if any, that may result from the resolution of these matters, or to determine whether resolution of any of these matters will have a material adverse impact on its consolidated financial statements.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although, the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at December 30, 2007, should not have a material adverse effect on the Company’s consolidated financial statements. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

Note 19:	Warranty Reserves

The Company provides warranty protection for certain products for periods usually ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the consolidated balance sheets. A summary of warranty reserve activity for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 is as follows:

(In thousands)
Balance at January 2, 2005	$9,601
Provision charged to income	12,688
Payments	(13,516)
Adjustments to previously provided warranties, net	769
Foreign currency and acquisitions	(335)

Balance at January 1, 2006	9,207
Provision charged to income	14,507
Payments	(14,141)
Adjustments to previously provided warranties, net	(10)
Foreign currency and acquisitions	491

Balance at December 31, 2006	10,054
Provision charged to income	15,164
Payments	(15,316)
Adjustments to previously provided warranties, net	(790)
Foreign currency and acquisitions	1,859

Balance at December 30, 2007	$10,971

Note 20:	Stockholders’ Equity

Stock-Based Compensation:

The Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) on January 2, 2006. Prior to January 2, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Under APB Opinion No. 25, the Company was generally not required to recognize compensation expense for the cost of stock options, when such options had an exercise price equal to the market price at the date of grant, or shares issued under the Company’s Employee Stock Purchase Plan. If the fair value based method as prescribed by SFAS No. 123 had been applied by the Company, the effect on net income and earnings per share for 2005 would have been as follows:

January 1, 2006
(In thousands, except per share data)
Net income	$268,108
Add: Stock-based employee compensation expense included in net income, net of related tax effects	3,408
Deduct: Total stock-based employee compensation expense determined under fair market value method for all awards, net of related tax effects	(12,801)

Pro forma net income	$258,715

Earnings per share:
Basic — as reported	$2.07
Basic — pro forma	$2.00
Diluted — as reported	$2.04
Diluted — pro forma	$1.97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 30, 2007, the Company had three stock-based compensation plans. Under the 2005 Incentive Plan, 5.4 million shares of the Company’s common stock were made available for stock option grants, restricted stock awards and performance units. Under the 2001 Incentive Plan, 8.8 million shares of the Company’s common stock were made available for stock option grants, restricted stock awards and performance units. Under the Life Sciences Plan, 2.3 million shares of the Company’s common stock were made available for stock option grants.

For fiscal years 2007 and 2006, the Company recorded incremental pre-tax compensation related to the stock options of $9.2 million in each fiscal year. The total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $22.2 million in 2007 and $18.0 million for 2006. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $8.0 million in 2007 and $6.3 million in 2006. Stock-based compensation costs capitalized as part of inventory were approximately $0.1 million and $0.2 million as of December 30, 2007 and December 31, 2006, respectively.

Stock Options:    The Company has granted options to purchase common shares at prices equal to the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Options are generally exercisable in equal annual installments over a period of three years, and will generally expire seven years after the date of grant. Options assumed as part of business combination transactions retain all the rights, terms and conditions of the respective plans under which they were originally issued.

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated primarily based on the historical volatility of the Company’s stock. The average expected life was based on the contractual term of the option and historic exercise experience. The risk-free interest rate is based on United States Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	2007	2006	2005
Risk-free interest rate	4.8%	4.4%	3.5%
Expected dividend yield	1.2%	1.2%	1.3%
Expected lives	4.0 years	4.0 years	4.0 years
Expected stock volatility	36%	35%	48%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the three years ended December 30, 2007:

	2007		2006		2005
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price
	(Shares in thousands)
Outstanding at beginning of year	12,578	$23.25	13,541	$22.44	14,031	$21.47
Granted	1,756	23.85	1,787	22.46	1,755	21.97
Exercised	(2,177)	14.86	(1,650)	13.04	(1,525)	12.72
Canceled/Forfeited	(911)	30.00	(1,100)	27.36	(720)	22.97

Outstanding at end of year	11,246	$24.41	12,578	$23.25	13,541	$22.44

Exercisable at end of year	8,351	$24.85	9,702	$23.74	10,648	$23.41

The weighted-average grant-date fair values of options granted during 2007, 2006 and 2005 were $7.45, $6.83 and $8.36, respectively. The total intrinsic value of options exercised during 2007, 2006 and 2005 were $25.3 million, $16.2 million and $13.7 million, respectively. Cash received from option exercises for 2007, 2006 and 2005 was $32.4 million, $21.5 million and $19.4 million, respectively. The related tax benefit classified as a financing cash inflow was $0.4 million for 2007 and $2.2 million for 2006. The related tax benefit classified as an operating cash inflow was $5.3 million for 2005.

The aggregate intrinsic value for stock options outstanding at December 30, 2007 was $50.7 million with a weighted-average remaining contractual term of 3.6 years. The aggregate intrinsic value for stock options exercisable at December 30, 2007 was $38.6 million with a weighted-average remaining contractual term of 2.9 years. At December 30, 2007, there are 9.6 million stock options that are vested and expected to vest, in the future, with an aggregate intrinsic value of $43.4 million and a weighted-average remaining contractual term of 3.6 years.

There was $10.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of December 30, 2007. This cost is expected to be recognized over a weighted-average period of 1.9 fiscal years, and will be adjusted for any future changes in estimated forfeitures.

The following table summarizes total compensation expense recognized related to the stock options, which is a function of current and prior year awards and net of estimated forfeitures, included in the Company’s consolidated statement of operations during the years ended:

	December 30, 2007	December 31, 2006
	(In thousands)
Cost of sales	$1,233	$1,251
Selling, general and administrative expenses and other expenses	7,459	7,208
Research and development expenses	554	708

Compensation expense related to stock options	9,246	9,167
Less: income tax benefit	(3,014)	(3,025)

Net compensation expense related to stock options	$6,232	$6,142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 30, 2007:

	Options Outstanding			Options Exercisable
Prices	Number Outstanding at December 30, 2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 30, 2007	Weighted- Average Exercise Price
	(Shares in thousands)
$4.89 – 5.70	44	1.7	$4.92	44	$4.92
8.16 – 9.54	263	2.1	8.43	263	8.43
10.77 – 19.69	1,046	4.1	15.41	1,021	15.32
19.83 – 24.85	5,757	4.2	21.73	3,052	20.67
25.24 – 37.17	3,821	3.0	30.54	3,656	30.69
39.18 – 49.22	305	0.2	44.56	305	44.56
50.28 – 57.27	10	2.6	56.37	10	56.37

$4.89 – 57.27	11,246	3.6	$24.41	8,351	$24.85

Restricted Stock Awards:    The Company has awarded shares of restricted stock and restricted stock units that contain time-based vesting provisions and shares of restricted stock that contain performance-based vesting provisions to certain employees at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. These awards were granted under the Company’s 2005 Incentive Plan and 2001 Incentive Plan. All restrictions on the awards will lapse upon certain situations including death or disability of the employee and a change in control of the Company. Recipients of the restricted stock have the right to vote such shares and receive dividends.

Restricted Stock Awards (Time-based Vesting)—Grants of restricted stock and restricted stock units that vest through the passage of time, assuming continued employment. The fair value of the award at the time of the grant is expensed on a straight line basis primarily in selling, general and administrative expenses over the vesting period, which is generally three years.

Restricted Stock Awards (Performance-based Vesting)—Grants of restricted stock that vest based on certain specified performance criteria, assuming employment at the time the performance criteria are met. The fair value of the shares is expensed over the period of performance primarily in selling, general and administrative expenses, once achievement of criteria is deemed probable.

The following table summarizes the restricted stock activity for the three years ended December 30, 2007:

	2007		2006		2005
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at beginning of year	417	$21.40	331	$20.59	363	$23.37
Granted	284	23.90	291	22.32	401	20.76
Vested	(228)	22.15	(157)	21.62	(360)	23.14
Forfeited	(96)	21.35	(48)	20.72	(73)	22.79

Nonvested at end of year	377	$22.84	417	$21.40	331	$20.59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair value of restricted stock awards granted was $23.90 per share in 2007, $22.32 per share in 2006 and $20.76 per share in 2005. The fair value of restricted stock awards vested was $5.0 million in 2007, $3.4 million in 2006 and $8.3 million in 2005. The total compensation recognized related to the restricted stock awards, which is a function of current and prior year awards, was approximately $4.9 million in 2007, $4.4 million in 2006 and $5.2 million in 2005.

As of December 30, 2007, there was $6.1 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.6 fiscal years.

Prior to the adoption of SFAS No. 123(R), unearned compensation was recorded in a contra-equity account and established at the date restricted stock was granted, representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized. Under the provisions of SFAS No. 123(R), the recognition of unearned compensation at the date restricted stock is granted is no longer required. Therefore, in the first quarter of 2006, the $6.4 million of unrecognized restricted stock that had been in “Unearned compensation” in the consolidated balance sheet as of January 1, 2006 was reclassified to “Capital in excess of par value.”

Performance Units:    The Company’s performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three- year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period, and are paid in cash. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. The Company granted 209,326 performance units, 208,328 performance units and 247,197 performance units during 2007, 2006 and 2005, respectively. The weighted-average grant-date fair values of performance units granted during 2007, 2006 and 2005 were $23.48, $22.74 and $21.02, respectively. The total compensation related to these performance units, which is a function of current and prior year awards, was approximately $7.4 million, $4.0 million and $6.2 million for 2007, 2006 and 2005, respectively. As of December 30, 2007, there were 615,321 performance units outstanding subject to forfeiture.

Stock Awards:    The Company’s stock award program provides non-employee Directors an annual award of the number of shares of the Company’s common stock which has an aggregate fair market value of $100,000 on the date of the award for awards granted in 2007. Annual awards granted in 2006 and 2005 were equal to an aggregate fair market value of $60,000. The stock award is prorated for non-employee directors who serve for only a portion of the year. The shares are granted following the annual shareholders meeting, on the third business day after the Company’s first quarter earnings release. Directors may defer the receipt of shares into the Company’s deferred compensation plan. The compensation expense associated with these stock awards is recognized when the stock award is granted. During 2007, 2006 and 2005, each non-employee Director was awarded 4,114 shares, 2,770 shares and 3,014 shares, respectively. The weighted-average grant-date fair value of stock awards granted during 2007, 2006 and 2005 was $24.31, $21.67 and $19.72, respectively. The total compensation expense recognized related to these stock awards was approximately $0.7 million, $0.5 million and $0.5 million for 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan:    In April 1999, the Company’s stockholders approved the 1998 Employee Stock Purchase Plan, whereby participating employees had the right to purchase common stock at a price equal to 85% of the lower of the closing price on the first day or the last day of the six-month offering period. In April 2005, the Compensation and Benefits Committee of the Company’s Board voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

voluntary contribution, which may not exceed 10% of the employee’s base compensation. During 2007, the Company issued 0.04 million shares under this plan at a weighted-average price of $24.73 per share. During 2006, the Company issued 0.1 million shares under this plan at a weighted-average price of $20.43 per share. During 2005, the Company issued 0.3 million shares under this plan at a weighted-average price of $17.52 per share. At December 30, 2007 there remains available for sale to employees an aggregate of 1.7 million shares of the Company’s stock out of the 5.0 million shares authorized by shareholders.

Comprehensive Income:

The components of accumulated other comprehensive income (loss), net of tax were as follows:

	Foreign Currency Translation Adjustment	Change in Minimum Liability of Pension	Unrecognized Losses and Prior Service Costs, net	Unrealized Gains (Losses) on Securities	Unrealized and Realized Losses on Derivatives, net	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, January 2, 2005	$82,258	$(25,025)	$—	$117	$—	$57,350
Current year change	(44,626)	(7,376)	—	10	—	(51,992)

Balance, January 1, 2006	37,632	(32,401)	—	127	—	5,358
Current year change	33,431	895	—	2	—	34,328
Adoption of SFAS No. 158	—	31,506	(64,252)	—	—	(32,746)

Balance, December 31, 2006	71,063	—	(64,252)	129	—	6,940
Current year change	41,109	—	15,172	(176)	(5,338)	50,767

Balance, December 30, 2007	$112,172	$—	$(49,080)	$(47)	$(5,338)	$57,707

The tax effects on the components of other comprehensive income (loss) are minimal due to the Company’s position under APB Opinion No. 23. The components of other comprehensive income (loss) were as follows:

After-Tax Amount
(In thousands)
2007
Foreign currency translation adjustments	$41,109
Unrecognized gains and prior service costs, net	15,172
Unrealized losses on securities	(176)
Unrealized and realized losses on derivatives	(5,338)

Other comprehensive income	$50,767

2006
Foreign currency translation adjustments	$33,431
Change in minimum liability of pension	895
Unrealized gains on securities	2

Other comprehensive income	$34,328

2005
Foreign currency translation adjustments	$(44,626)
Change in minimum liability of pension	(7,376)
Unrealized gains on securities	10

Other comprehensive loss	$(51,992)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program:

On November 6, 2006, the Company announced that the Board authorized the Company to repurchase up to 10.0 million shares of the common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by the Board, and may be suspended or discontinued at any time. During 2007, the Company repurchased in the open market approximately 8.1 million shares of common stock at an aggregate cost of $203.0 million, including commissions, under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

During 2006, the Company repurchased in the open market 8.9 million shares of common stock at an aggregate cost of $190.1 million, including commissions. These repurchases were made pursuant to the stock repurchase program announced in November 2005. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Note 21:	Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of December 30, 2007.

In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the consolidated balance sheet. Credit risk and market risk are insignificant as the foreign exchange instruments are contracted with major banking institutions. Unrealized gains and losses on the Company’s foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive income in the accompanying consolidated balance sheet. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs and impacts earnings. Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $105.2 million at December 30, 2007 and $174.8 million as of December 31, 2006, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts entered into in 2007 was generally 30 days.

In addition, during the fourth quarter of 2007, the Company entered into forward interest rate contracts, with notional amounts totaling $300.0 million, a weighted average interest rate of 4.25%, and a future dated settlement to coincide with the Company’s highly probable debt issuance in 2008. These contracts are intended to hedge movements in interest rates prior to the Company’s highly probable debt issuance in 2008. The Company had accumulated net derivative losses of $5.3 million, net of taxes, in other comprehensive income as of December 30, 2007, related to these cash flow hedges. The net derivative losses will be reclassified into net earnings when the hedged exposure affects net earnings. No cash flow hedges were discontinued and no ineffectiveness was recognized during 2007.

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

The Company’s $500.0 million amended senior unsecured revolving credit facility, and a $300.0 million unsecured interim credit facility, had outstanding balances as of December 30, 2007 of $216.0 million and $300.0 million, respectively. The Company’s previous $350.0 million senior unsecured revolving credit facility had an outstanding balance as of December 31, 2006 of $151.5 million. The interest rate on the Company’s amended senior unsecured revolving credit facility, previous senior secured credit facility, and unsecured interim credit facility are reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value.

Note 22:	Leases

The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for fiscal years 2007, 2006 and 2005 amounted to $36.1 million, $37.7 million and $30.6 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $38.3 million in 2008, $28.6 million in 2009, $20.7 million in 2010, $15.8 million in 2011, $15.2 million in 2012 and $119.8 million in 2013 and thereafter.

Note 23:	Industry Segment and Geographic Area Information

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on sales and operating income. Intersegment sales and transfers are not significant. Based on the guidance in SFAS No. 131, the Company has two operating segments for financial reporting purposes. The accounting policies of the operating segments are the same as those described in Note 1. The operating segments and their principal products and services are:

•

Life and Analytical Sciences.    The Company is a leading provider of analysis tools, including instruments, reagents, software, and consumables, to the analytical sciences, genetic screening, and BioDiscovery and laboratory markets.

•	Optoelectronics. The Company provides a broad range of medical imaging, optical sensor and specialty lighting components used in medical, consumer products and other specialty end markets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Sales and operating income by segment for the three years ended December 30, 2007, excluding discontinued operations, are shown in the table below:

	2007	2006	2005
	(In thousands)
Life & Analytical Sciences
Sales	$1,327,246	$1,144,562	$1,081,104
Operating income from continuing operations	128,779	115,372	110,228
Optoelectronics
Sales	460,085	401,796	392,727
Operating income from continuing operations	76,473	70,021	58,405
Corporate
Operating loss from continuing operations	(37,086)	(31,991)	(27,682)
Continuing Operations
Sales	$1,787,331	$1,546,358	$1,473,831
Operating income from continuing operations	168,166	153,402	140,951
Interest and other expense, net (see Note 5)	16,877	2,666	74,291

Income from continuing operations before income taxes	$151,289	$150,736	$66,660

Additional information relating to the Company’s operating segments is as follows:

	Depreciation and Amortization Expense			Capital Expenditures
	(In thousands)			(In thousands)
	2007	2006	2005	2007	2006	2005
Life and Analytical Sciences	$61,739	$50,613	$46,217	$17,713	$25,973	$15,592
Optoelectronics	14,682	16,522	19,712	26,160	12,003	11,798
Corporate	1,576	2,049	1,069	3,105	6,497	603

Continuing operations	$77,997	$69,184	$66,998	$46,978	$44,473	$27,993

Discontinued operations	$82	$332	$7,272	$2	$109	$3,065

	Total Assets
	December 30, 2007	December 31, 2006
	(In thousands)
Life and Analytical Sciences	$2,596,873	$2,208,922
Optoelectronics	300,035	259,829
Corporate	46,411	39,489
Net current and long-term assets of discontinued operations	6,018	2,082

Total assets	$2,949,337	$2,510,322

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following geographic area information for continuing operations includes sales based on location of external customer and net long-lived assets based on physical location:

	Sales
	2007	2006	2005
	(In thousands)
U.S.	$659,503	$590,388	$569,906
International:
United Kingdom	123,671	107,563	98,419
Germany	158,474	114,516	95,279
China	96,709	60,071	45,703
Japan	73,193	76,586	81,568
France	79,612	75,923	71,154
Italy	78,602	71,332	66,065
Other international	517,567	449,979	445,737

Total international	1,127,828	955,970	903,925

	$1,787,331	$1,546,358	$1,473,831

	Net Long-Lived Assets
	December 30, 2007	December 31, 2006
	(In thousands)
U.S.	$1,549,240	$1,324,540
International:
Singapore	185,265	173,985
Germany	138,716	101,286
Netherlands	43,642	40,162
United Kingdom	81,031	58,720
Canada	22,978	21,012
Finland	32,643	27,023
Belgium	21,324	2,346
Other international	19,188	12,394

Total international	544,787	436,928

	$2,094,027	$1,761,468

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24:	Quarterly Financial Information (Unaudited)

Selected quarterly financial information follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share data)
2007
Sales	$402,900	$437,290	$435,668	$511,473	$1,787,331
Gross profit	158,690	173,978	178,501	213,571	724,740
Operating income from continuing operations	23,144	48,104	45,836	51,082	168,166
Income from continuing operations before income taxes	20,378	44,674	40,556	45,681	151,289
Income from continuing operations	14,819	33,303	31,102	54,610	133,834
Net income	14,692	33,687	30,745	52,562	131,686
Basic earnings per share:
Continuing operations	$0.12	$0.28	$0.26	$0.46	$1.13
Net income	0.12	0.28	0.26	0.45	1.11
Diluted earnings per share:
Continuing operations	$0.12	$0.28	$0.26	$0.46	$1.11
Net income	0.12	0.28	0.26	0.44	1.09
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28

2006
Sales	$355,454	$377,001	$386,917	$426,986	$1,546,358
Gross profit	141,687	151,589	155,941	178,854	628,071
Operating income from continuing operations	28,992	35,693	36,515	52,202	153,402
Income from continuing operations before income taxes	29,165	33,879	36,738	50,954	150,736
Income from continuing operations	22,020	26,320	28,915	41,069	118,324
Net income	23,617	24,485	29,753	41,728	119,583
Basic earnings per share:
Continuing operations	$0.17	$0.21	$0.23	$0.34	$0.95
Net income	0.18	0.19	0.24	0.34	0.96
Diluted earnings per share:
Continuing operations	$0.17	$0.21	$0.23	$0.33	$0.94
Net income	0.18	0.19	0.24	0.34	0.95
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2007. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, our management believes that, as of December 30, 2007, our internal control over financial reporting was effective based on those criteria.

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.

Waltham, Massachusetts

We have audited the internal control over financial reporting of PerkinElmer, Inc. and subsidiaries (the “Company”) as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the Company’s adoption of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”(“FIN No. 48”) on January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 28, 2008

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2008 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2008 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

We have adopted a code of ethics, our Standards of Business Conduct, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Standards of Business Conduct, as well as our corporate governance guidelines and the charters for the audit, compensation and benefits, nominating and corporate governance, executive and finance committees of our Board of Directors, are each accessible under the “Corporate Governance” heading of the “Investors” section of our website, http://www.perkinelmer.com. This information is also available in print to any stockholder who requests it, by writing to PerkinElmer, Inc., 940 Winter Street, Waltham, Massachusetts 02451, Attention: Investor Relations. We also intend to disclose in the same location on our website, any amendments to, or waivers from, our Standards of Business Conduct that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11.	Executive Compensation

The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2008 under the captions “Information Relating to Our Board of Directors and Its Committees—Director Compensation” and “—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2008 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2008 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2008 under the caption “Information Relating to our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2008 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2008 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Auditors Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for each of the Three Years in the Period Ended December 30, 2007

Consolidated Balance Sheets at December 30, 2007 and December 31, 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the Three Years in the Period Ended December 30, 2007

Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 30, 2007

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts

We have omitted financial statement schedules, other than those we note above, because of the absence of conditions under which they are required, or because the required information is given in the financial statements or notes thereto.

3. EXHIBITS

Exhibit No.	Exhibit Title
3.1	PerkinElmer, Inc.’s Restated Articles of Organization were filed with the Commission on May 11, 2007 as Exhibit 3.1 to our quarterly report on Form 10-Q and are herein incorporated by reference.

3.2	PerkinElmer, Inc.’s Amended and Restated By-Laws were filed with the Commission on May 11, 2007 as Exhibit 3.2 to our quarterly report on Form 10-Q and are herein incorporated by reference.

4.1	Specimen Certificate of PerkinElmer Inc.’s Common Stock, $1 par value, was filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.1	PerkinElmer, Inc.’s Supplemental Executive Retirement Plan, as amended through July 23, 2004, was filed with the Commission on November 5, 2004 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.2	PerkinElmer, Inc.’s 1999 Incentive Plan was filed with the Commission on March 11, 2005 as Exhibit 10.2 to our annual report on Form 10-K and is herein incorporated by reference.

10.3	Credit Agreement, dated as of August 13, 2007, among PerkinElmer, Inc. and Wallac Oy as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc. and HSBC Bank USA, National Association, as Co-Syndication Agents, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Lenders party thereto, filed with the Commission on August 17, 2007 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference.

Exhibit No.	Exhibit Title
10.4	Interim Credit Agreement, dated as of November 14, 2007 among PerkinElmer, Inc., Bank of America, N.A., as Administrative Agent, the Other Lenders party thereto, CitiBank, N.A. as Syndication Agent and Banc of America Securities, LLC and Citigroup Global Markets, Inc. as Joint Lead Arrangers and Joint Book Managers, filed with the Commission on November 20, 2007 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference.

*10.5	Employment Contracts:

(1) Second Amended and Restated Employment Agreement between PerkinElmer, Inc. and Gregory L. Summe, dated as of July 25, 2007, filed with the Commission on July 31, 2007 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference;

(2) Second Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert F. Friel effective as of February 1, 2008, filed with the Commission on January 25, 2008 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference;

(3) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Richard F. Walsh dated June 1, 2004, the form of which was filed with the Commission on August 6, 2004 as Exhibit 10.2(b) to our quarterly report on Form 10-Q and is herein incorporated by reference;

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

*10.6	PerkinElmer’s 2005 Incentive Plan was filed with the Commission on March 18, 2005 as Appendix A to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.

*10.7	PerkinElmer, Inc.’s 1998 Deferred Compensation Plan, 1999 Restatement, was filed with the Commission on March 12, 2004 as Exhibit 10.10 to our annual report on Form 10-K and is herein incorporated by reference.

*10.8	PerkinElmer Inc.’s Amended and Restated 2001 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.9	Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sale Agreement”) was filed with the Commission on March 29, 2002 as Exhibit 10.12 to our Annual Report on Form 10-K and is herein incorporated by reference. The First Amendment to the Receivables Sale Agreement dated as of June 28, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(a) to our annual report on Form 10-K and is herein incorporated by reference. The Second Amendment to the Receivables Sale Agreement dated as of October 7, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(b) to our annual report on Form 10-K and is herein incorporated by reference. The Third Amendment to the Receivables Sale Agreement dated as of December 20, 2002 was filed with the Commission as Exhibit 10.12(c) to our annual report on Form 10-K

Exhibit No.	Exhibit Title
on March 18, 2003 and is herein incorporated by reference. The Fourth Amendment to the Receivables Sale Agreement dated as of January 31, 2003 was filed with the Commission on March 18, 2003 as Exhibit 10.12(d) to our annual report on Form 10-K and is herein incorporated by reference. The Fifth Amendment to the Receivables Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.4 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Sixth Amendment to the Receivables Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Seventh Amendment to the Receivables Sale Agreement dated as of December 26, 2003 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (a) to our annual report on Form 10-K and is herein incorporated by reference. The Eighth Amendment to the Receivables Sale Agreement dated as of January 30, 2004 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (b) to our annual report on Form 10-K and is herein incorporated by reference. The Ninth Amendment to the Receivables Sale Agreement dated as of January 28, 2005 was filed with the Commission on March 11, 2005 as Exhibit 10.12 to our annual report on Form 10-K and is herein incorporated by reference. The Tenth Amendment and the Eleventh Amendment to the Receivables Sale Agreement dated as of October 31, 2005 and November 10, 2005, respectively, were filed with the Commission on November 14, 2005 as Exhibits 10.1 and 10.2, respectively, to our quarterly report on Form 10-Q and are herein incorporated by reference. The Twelfth Amendment to the Receivables Sale Agreement dated as of January 27, 2006 was filed with the Commission on March 17, 2006 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference. The Thirteenth Amendment to the Receivables Sale Agreement dated as of January 26, 2007 was filed with the Commission on March 1, 2007 as Exhibit 10.8 to our annual report on Form 10-K and is herein incorporated by reference. The Fourteenth Amendment to the Receivables Sale Agreement dated as of August 30, 2007 was filed with the Commission on November 8, 2007 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Fifteenth Amendment to the Receivables Sale Agreement dated as of January 25, 2008 is attached hereto as Exhibit 10.9.

10.10	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer (the “Purchase and Sale Agreement”), was filed with the Commission on March 28, 2002 as Exhibit 10.13 to our annual report on Form 10-K and is herein incorporated by reference. The First Amendment to the Purchase and Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.5 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Second Amendment to the Purchase and Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Third Amendment to the Purchase and Sale Agreement dated as of November 10, 2005 was filed with the Commission on November 14, 2005 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.11	PerkinElmer Inc.’s Amended and Restated Life Sciences Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.12	PerkinElmer, Inc.’s 1999 Vivid Technologies Equity Incentive Plan was filed with the Commission on March 18, 2003 as Exhibit 10.15 to our annual report on Form 10-K and is herein incorporated by reference.

Exhibit No.	Exhibit Title
*10.13	Amendment to Equity Awards.

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

*10.14	Amendment to Vested Option Awards.

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

*10.15	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2005 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.16	Form of Stock Option Agreement given by PerkinElmer, Inc. to its chairman and chief executive officer for use under the 2005 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.4 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.17	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards prior to January 2007 with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.5 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.18	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards prior to November 2007 with time-based vesting under the 2005 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.6 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.19	Form of Restricted Stock Unit Agreement given by PerkinElmer, Inc. to its executive officers prior to November 2007 under the 2005 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.7 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.20	Stock Purchase Agreement, dated as of July 27, 2006, by and between PerkinElmer Holdings, Inc. and James N. Macri was filed with the Commission on August 2, 2006 as Exhibit 99.1 to our current report on Form 8-K and is incorporated herein by reference.

10.21	Asset Purchase Agreement, dated as of July 27, 2006, by and among PerkinElmer Singapore Pte Ltd, J.N. Macri Technologies LLC and James N. Macri was filed with the Commission on August 2, 2006 as Exhibit 99.2 to our current report on Form 8-K and is incorporated herein by reference.

Exhibit No.	Exhibit Title
10.22	Sale and Purchase Agreement, dated as of November 30, 2006, by and among PerkinElmer LAS GmbH, PerkinElmer Instruments International Ltd. & Co. KG, PerkinElmer, Inc., Evotec AG and Pfizer, Inc. was filed with the Commission on December 6, 2006 as Exhibit 99.1 to our current report on Form 8-K and is incorporated herein by reference.

10.23	Stock Purchase Agreement dated as of December 18, 2007 by and between PerkinElmer Holdings, Inc. and Pediatrix Medical Group, Inc. is attached hereto as Exhibit 10.23.

*10.24	Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2005 Incentive Plan was filed with the Commission on March 1, 2007 as Exhibit 10.23 to our annual report on Form 10-K and is herein incorporated by reference.

*10.25	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards with performance-based vesting under the 2005 Incentive Plan was filed with the Commission on March 1, 2007 as Exhibit 10.24 to our annual report on Form 10-K and is herein incorporated by reference.

10.26	Agreement and Plan of Merger among PerkinElmer, Inc., Victor Acquisition Corp., and ViaCell, Inc., dated as of October 1, 2007, filed with the Commission on October 2, 2007 as Exhibit 2.1 to our current report on Form 8-K and herein incorporated by reference.

*10.27	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards with performance-based vesting under the 2005 Incentive Plan was filed with the Commission on November 8, 2007 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.28	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards with time-based vesting under the 2005 Incentive Plan was filed with the Commission on November 8, 2007 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.29	Form of Restricted Stock Unit Agreement given by PerkinElmer, Inc. to its executive officers under the 2005 Incentive Plan was filed with the Commission on November 8, 2007 as Exhibit 10.4 to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.30	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards with performance-based vesting under the 2005 Incentive Plan is attached hereto as Exhibit 10.30.

12.1	Statement regarding computation of ratio of earnings to fixed charges is attached hereto as Exhibit 12.1.

21	Subsidiaries of PerkinElmer, Inc. is attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm is attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is attached hereto as Exhibit 31.2.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.1.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(a) of Form 10-K.

Exhibits incorporated herein by reference were filed under Commission File Number 001-05075.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 30, 2007

Description	Balance at Beginning of Year	Provisions	Charges/ Write-offs	Other(1)	Balance at End of Year
	(In thousands)
Reserve for doubtful accounts
Year ended January 1, 2006	$17,315	$1,026	$(5,598)	$(1,018)	$11,725
Year ended December 31, 2006	11,725	1,697	(4,779)	3,569	12,212
Year ended December 30, 2007	$12,212	$4,057	$(3,893)	$3,867	$16,243

(1)	Other amounts primarily relate to the impact of acquisitions and foreign exchange movements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERKINELMER, INC.
	Signature	Title	Date

By:	/s/ ROBERT F. FRIEL Robert F. Friel	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 28, 2008

By:	/s/ JEFFREY D. CAPELLO Jeffrey D. Capello	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

By:	/s/ MICHAEL L. BATTLES Michael L. Battles	Vice President, Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of PerkinElmer, Inc., hereby severally constitute Robert F. Friel and Jeffrey D. Capello, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names, in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our name and behalf in our capacities as officers and directors to enable PerkinElmer, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby rectifying and confirming signed by our said attorneys, and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

	Signature	Title	Date

By:	/s/ ROBERT F. FRIEL Robert F. Friel	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 28, 2008

By:	/s/ JEFFREY D. CAPELLO Jeffrey D. Capello	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

By:	/s/ GREGORY L. SUMME Gregory L. Summe	Executive Chairman of the Board	February 28, 2008

By:	/s/ NICHOLAS A. LOPARDO Nicholas A. Lopardo	Director	February 28, 2008

	Signature	Title	Date

By:	/s/ ALEXIS P. MICHAS Alexis P. Michas	Director	February 28, 2008

By:	/s/ JAMES C. MULLEN James C. Mullen	Director	February 28, 2008

By:	/s/ DR. VICKI L. SATO Dr. Vicki L. Sato	Director	February 28, 2008

By:	/s/ GABRIEL SCHMERGEL Gabriel Schmergel	Director	February 28, 2008

By:	/s/ KENTON J. SICCHITANO Kenton J. Sicchitano	Director	February 28, 2008

By:	/s/ PATRICK J. SULLIVAN Patrick J. Sullivan	Director	February 28, 2008

By:	/s/ G. ROBERT TOD G. Robert Tod	Director	February 28, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1	PerkinElmer, Inc.’s Restated Articles of Organization were filed with the Commission on May 11, 2007 as Exhibit 3.1 to our quarterly report on Form 10-Q and are herein incorporated by reference.

3.2	PerkinElmer, Inc.’s Amended By-Laws were filed with the Commission on May 11, 2007 as Exhibit 3.2 to our quarterly report on Form 10-Q and are herein incorporated by reference.

4.1	Specimen Certificate of PerkinElmer Inc.’s Common Stock, $1 par value, was filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.1	PerkinElmer, Inc.’s Supplemental Executive Retirement Plan, as amended through July 23, 2004, was filed with the Commission on November 5, 2004 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.2	PerkinElmer, Inc.’s 1999 Incentive Plan was filed with the Commission on March 11, 2005 as Exhibit 10.2 to our annual report on Form 10-K and is herein incorporated by reference.

10.3	Credit Agreement, dated as of August 13, 2007, among PerkinElmer, Inc. and Wallac Oy as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc. and HSBC Bank USA, National Association, as Co-Syndication Agents, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Lenders party thereto, filed with the Commission on August 17, 2007 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference.

10.4	Interim Credit Agreement, dated as of November 14, 2007 among PerkinElmer, Inc., Bank of America, N.A., as Administrative Agent, the Other Lenders party thereto, CitiBank, N.A. as Syndication Agent and Banc of America Securities, LLC and Citigroup Global Markets, Inc. as Joint Lead Arrangers and Joint Book Managers, filed with the Commission on November 20, 2007 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference.

10.5	Employment Contracts:

(1)    Second Amended and Restated Employment Agreement between PerkinElmer, Inc. and Gregory L. Summe, dated as of July 25, 2007, filed with the Commission on July 31, 2007 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference;

(2)    Second Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert F. Friel effective as of February 1, 2008, filed with the Commission on January 25, 2008 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference;

(3)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Richard F. Walsh dated June 1, 2004, the form of which was filed with the Commission on August 6, 2004 as Exhibit 10.2(b) to our quarterly report on Form 10-Q and is herein incorporated by reference;

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

Exhibit No.	Exhibit Title

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

10.6	PerkinElmer’s 2005 Incentive Plan was filed with the Commission on March 18, 2005 as Appendix A to our definitive proxy statement on Schedule 14A and is herein incorporated by reference.

10.7	PerkinElmer, Inc.’s 1998 Deferred Compensation Plan, 1999 Restatement, was filed with the Commission on March 12, 2004 as Exhibit 10.10 to our annual report on Form 10-K and is herein incorporated by reference.

10.8	PerkinElmer Inc.’s Amended and Restated 2001 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.9	Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sale Agreement”) was filed with the Commission on March 29, 2002 as Exhibit 10.12 to our Annual Report on Form 10-K and is herein incorporated by reference. The First Amendment to the Receivables Sale Agreement dated as of June 28, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(a) to our annual report on Form 10-K and is herein incorporated by reference. The Second Amendment to the Receivables Sale Agreement dated as of October 7, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(b) to our annual report on Form 10-K and is herein incorporated by reference. The Third Amendment to the Receivables Sale Agreement dated as of December 20, 2002 was filed with the Commission as Exhibit 10.12(c) to our annual report on Form 10-K on March 18, 2003 and is herein incorporated by reference. The Fourth Amendment to the Receivables Sale Agreement dated as of January 31, 2003 was filed with the Commission on March 18, 2003 as Exhibit 10.12(d) to our annual report on Form 10-K and is herein incorporated by reference. The Fifth Amendment to the Receivables Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.4 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Sixth Amendment to the Receivables Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Seventh Amendment to the Receivables Sale Agreement dated as of December 26, 2003 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (a) to our annual report on Form 10-K and is herein incorporated by reference. The Eighth Amendment to the Receivables Sale Agreement dated as of January 30, 2004 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (b) to our annual report on Form 10-K and is herein incorporated by reference. The Ninth Amendment to the Receivables Sale Agreement dated as of January 28, 2005 was filed with the Commission on March 11, 2005 as Exhibit 10.12 to our annual report on Form 10-K and is herein incorporated by reference. The Tenth Amendment and the Eleventh Amendment to the Receivables Sale Agreement dated as of October 31, 2005 and November 10, 2005, respectively, were filed with the Commission on November 14, 2005 as Exhibits 10.1 and 10.2, respectively, to our quarterly report on Form 10-Q and are herein incorporated by reference. The Twelfth Amendment to the Receivables Sale Agreement dated as of January 27, 2006 was filed with the Commission on March 17, 2006 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference. The Thirteenth Amendment to the Receivables Sale Agreement dated as of January 26, 2007 was filed with the Commission on March 1, 2007 as

Exhibit No.	Exhibit Title
Exhibit 10.8 to our annual report on Form 10-K and is herein incorporated by reference. The Fourteenth Amendment to the Receivables Sale Agreement dated as of August 30, 2007 was filed with the Commission on November 8, 2007 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Fifteenth Amendment to the Receivables Sale Agreement dated as of January 25, 2008 is attached hereto as Exhibit 10.9.

10.10	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer (the “Purchase and Sale Agreement”), was filed with the Commission on March 28, 2002 as Exhibit 10.13 to our annual report on Form 10-K and is herein incorporated by reference. The First Amendment to the Purchase and Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.5 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Second Amendment to the Purchase and Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Third Amendment to the Purchase and Sale Agreement dated as of November 10, 2005 was filed with the Commission on November 14, 2005 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.11	PerkinElmer Inc.’s Amended and Restated Life Sciences Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.12	PerkinElmer, Inc.’s 1999 Vivid Technologies Equity Incentive Plan was filed with the Commission on March 18, 2003 as Exhibit 10.15 to our annual report on Form 10-K and is herein incorporated by reference.

10.13	Amendment to Equity Awards.

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

10.14	Amendment to Vested Option Awards.

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

Exhibit No.	Exhibit Title
10.15	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2005 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.16	Form of Stock Option Agreement given by PerkinElmer, Inc. to its chairman and chief executive officer for use under the 2005 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.4 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.17	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards prior to January 2007 with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.5 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.18	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards prior to November 2007 with time-based vesting under the 2005 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.6 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.19	Form of Restricted Stock Unit Agreement given by PerkinElmer, Inc. to its executive officers prior to November 2007 under the 2005 Incentive Plan was filed with the Commission on November 13, 2006 as Exhibit 10.7 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.20	Stock Purchase Agreement, dated as of July 27, 2006, by and between PerkinElmer Holdings, Inc. and James N. Macri was filed with the Commission on August 2, 2006 as Exhibit 99.1 to our current report on Form 8-K and is incorporated herein by reference.

10.21	Asset Purchase Agreement, dated as of July 27, 2006, by and among PerkinElmer Singapore Pte Ltd, J.N. Macri Technologies LLC and James N. Macri was filed with the Commission on August 2, 2006 as Exhibit 99.2 to our current report on Form 8-K and is incorporated herein by reference.

10.22	Sale and Purchase Agreement, dated as of November 30, 2006, by and among PerkinElmer LAS GmbH, PerkinElmer Instruments International Ltd. & Co. KG, PerkinElmer, Inc., Evotec AG and Pfizer, Inc. was filed with the Commission on December 6, 2006 as Exhibit 99.1 to our current report on Form 8-K and is incorporated herein by reference.

10.23	Stock Purchase Agreement dated as of December 18, 2007 by and between PerkinElmer Holdings, Inc. and Pediatrix Medical Group, Inc. is attached hereto as Exhibit 10.23.

10.24	Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2005 Incentive Plan was filed with the Commission on March 1, 2007 as Exhibit 10.23 to our annual report on Form 10-K and is herein incorporated by reference.

10.25	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards with performance-based vesting under the 2005 Incentive Plan was filed with the Commission on March 1, 2007 as Exhibit 10.24 to our annual report on Form 10-K and is herein incorporated by reference.

10.26	Agreement and Plan of Merger among PerkinElmer, Inc., Victor Acquisition Corp., and ViaCell, Inc., dated as of October 1, 2007, filed with the Commission on October 2, 2007 as Exhibit 2.1 to our current report on Form 8-K and herein incorporated by reference.

10.27	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards with performance-based vesting under the 2005 Incentive Plan was filed with the Commission on November 8, 2007 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference.

Exhibit No.	Exhibit Title
10.28	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards with time-based vesting under the 2005 Incentive Plan was filed with the Commission on November 8, 2007 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.29	Form of Restricted Stock Unit Agreement given by PerkinElmer, Inc. to its executive officers under the 2005 Incentive Plan was filed with the Commission on November 8, 2007 as Exhibit 10.4 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.30	Form of Restricted Stock Agreement given by PerkinElmer, Inc. to its executive officers for awards with performance-based vesting under the 2005 Incentive Plan is attached hereto as Exhibit 10.30.

12.1	Statement regarding computation of ratio of earnings to fixed charges is attached hereto as Exhibit 12.1.

21	Subsidiaries of PerkinElmer, Inc. is attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm is attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is attached hereto as Exhibit 31.2.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.1.