Form 10-Q
period 2008-03-30
PERKINELMER INC
filed 2008-05-09
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of May 6, 2008, there were outstanding 118,393,678 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands, except per share data)
Sales	$482,343	$402,900
Cost of sales	284,766	244,210
Selling, general and administrative expenses	132,077	101,765
Research and development expenses	29,118	27,841
Restructuring and lease charges, net	—	4,438
In-process research and development charges	—	1,502

Operating income from continuing operations	36,382	23,144
Interest and other expense, net	5,310	2,766

Income from continuing operations before income taxes	31,072	20,378
Provision for income taxes	7,649	5,559

Income from continuing operations	23,423	14,819
Loss from discontinued operations, net of income taxes	(2,916)	—
Loss on disposition of discontinued operations, net of income taxes	(369)	(127)

Net income	$20,138	$14,692

Basic earnings (loss) per share:
Continuing operations	$0.20	$0.12
Loss from discontinued operations, net of income taxes	(0.02)	—
Loss on disposition of discontinued operations, net of income taxes	—	—

Net income	$0.17	$0.12

Diluted earnings (loss) per share:
Continuing operations	$0.20	$0.12
Loss from discontinued operations, net of income taxes	(0.02)	—
Loss on disposition of discontinued operations, net of income taxes	—	—

Net income	$0.17	$0.12

Weighted average shares of common stock outstanding:
Basic	117,305	121,685
Diluted	118,459	123,263
Cash dividends per common share	$0.07	$0.07

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 30, 2008	December 30, 2007
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$185,262	$203,348
Accounts receivable, net	353,487	337,659
Inventories, net	223,465	202,394
Other current assets	113,306	98,797
Current assets of discontinued operations	628	750

Total current assets	876,148	842,948

Property, plant and equipment, net:
At cost	598,717	579,771
Accumulated depreciation	(395,219)	(378,885)

Property, plant and equipment, net	203,498	200,886
Marketable securities and investments	4,985	5,919
Intangible assets, net	493,976	479,209
Goodwill	1,437,817	1,355,656
Other assets, net	56,985	59,451
Long-term assets of discontinued operations	5,194	5,268

Total assets	$3,078,603	$2,949,337

Current liabilities:
Short-term debt	$549	$562
Accounts payable	189,800	186,388
Accrued restructuring and integration costs	10,371	12,821
Accrued expenses	355,666	346,778
Current liabilities of discontinued operations	1,338	1,049

Total current liabilities	557,724	547,598

Long-term debt	566,068	516,078
Long-term liabilities	336,892	310,384

Total liabilities	1,460,684	1,374,060

Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 117,847,000 and 117,585,000 at March 30, 2008 and December 30, 2007, respectively	117,847	117,585
Capital in excess of par value	262,913	257,850
Retained earnings	1,154,023	1,142,135
Accumulated other comprehensive income	83,136	57,707

Total stockholders’ equity	1,617,919	1,575,277

Total liabilities and stockholders’ equity	$3,078,603	$2,949,337

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Operating activities:
Net income	$20,138	$14,692
Add: loss from discontinued operations, net of income taxes	2,916	—
Add: loss on disposition of discontinued operations, net of income taxes	369	127

Net income from continuing operations	23,423	14,819
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Restructuring and lease charges, net	—	4,438
Depreciation and amortization	21,992	19,085
Stock-based compensation	5,242	2,888
Amortization of deferred debt issuance costs	381	74
Gains on dispositions, net	(889)	(401)
In-process research and development charges	—	1,502
Amortization of acquired inventory revaluation	—	1,377
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	4,634	12,459
Inventories, net	(12,216)	(8,901)
Accounts payable	(2,046)	(10,155)
Accrued expenses and other	(22,145)	(19,802)

Net cash provided by operating activities of continuing operations	18,376	17,383
Net cash used in operating activities of discontinued operations	(2,771)	(131)

Net cash provided by operating activities	15,605	17,252
Investing activities:
Capital expenditures	(7,256)	(11,393)
Payments for business development activity	(144)	(918)
Proceeds from disposition of investments, net	889	445
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(76,232)	(39,995)

Net cash used in investing activities of continuing operations	(82,743)	(51,861)
Net cash used in investing activities of discontinued operations	(68)	—

Net cash used in investing activities	(82,811)	(51,861)
Financing activities:
Payments on debt	(305,000)	—
Proceeds from borrowing	355,000	25,450
Payment of debt issuance costs	(585)	—
Decrease in other credit facilities	(16)	(13)
Tax benefit from exercise of common stock options	4	703
Proceeds from issuance of common stock under stock plans	646	6,170
Purchases of common stock	(408)	(60,028)
Dividends paid	(8,236)	(8,630)

Net cash provided by (used in) financing activities	41,405	(36,348)

Effect of exchange rate changes on cash and cash equivalents	7,715	(540)

Net decrease in cash and cash equivalents	(18,086)	(71,497)
Cash and cash equivalents at beginning of period	203,348	191,059

Cash and cash equivalents at end of period	$185,262	$119,562

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with the accounting principles generally accepted in the United States (the “U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of these financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited financial statements in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the Company’s financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2007, filed with the SEC (the “2007 Form 10-K”). The balance sheet amounts at December 30, 2007 in this report were derived from the Company’s audited 2007 financial statements included in the 2007 Form 10-K. The financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 30, 2008 and April 1, 2007, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, and expands the related disclosure requirements. Under the standard, fair value measurements are to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines fair value based upon an exit price model. The FASB also issued FASB Staff Position (“FSP”) 157-2 in February 2008. FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 as of December 31, 2007, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. See Note 17, below, for additional details.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments, and the volatility in earnings caused by measuring related financial assets and liabilities differently. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted SFAS No. 159 as of December 31, 2007, and has elected not to measure any additional financial instruments and other items at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s short-term and long-term debt obligations and trade accounts receivable and accounts payable, are still reported at their carrying values. Any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159.

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF No. 06-10”). EITF No. 06-10 provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The Company adopted EITF No. 06-10 as of December 31, 2007 and the adoption did not have an impact on its consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred, capitalized and recognized as an expense as the goods are delivered or the related services are performed. The Company adopted EITF No. 07-3, on a prospective basis, as of December 31, 2007 and the adoption did not have an impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under SFAS No. 141(R), acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Early adoption is not permitted. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The Company will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009. The Company is currently evaluating the requirements of SFAS No. 141(R) and has not yet determined the impact of its adoption on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, financial performance, and cash flows. SFAS No. 161 also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and cross-referencing within footnotes. The Company will be required to adopt SFAS No. 161 in the first quarter of fiscal year 2009. The Company is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact of its adoption on its consolidated financial statements.

Note 2: Acquisitions

Acquisition of VaConics Lighting, Inc. In the second quarter of 2008, the Company acquired specified assets and assumed specified liabilities of VaConics Lighting, Inc. (“VaConics”), a leading provider of custom and standard ceramic Xenon arc lamps. This acquisition is expected to expand the Company’s Xenon lighting technology with lamp operations that include mobile phone cameras, medical endoscopes, surgical headlamps, forensic analyses, video projectors, searchlights, and infrared lighting. Consideration for this transaction was approximately $3.9 million in cash. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible. The operations for this acquisition will be reported within the results of the Company’s Optoelectronics segment from the acquisition date.

Acquisition of LabMetrix Technologies SA. In the second quarter of 2008, the Company acquired all of the stock of LabMetrix Technologies SA (“LabMetrix”) and acquired specified assets and assumed specified liabilities of Labmetrix Technologies Ltd. and LabMetrix Technologies, Inc., a provider of metrology-based multi-vendor analytical instrument qualification solutions. This acquisition is expected to add technology, tools, processes and compliance expertise to the Company’s suite of OneSource® laboratory services, strengthening its support of customers in a wide range of industries including the pharmaceutical, medical device, food, toy and other consumer goods industries. Consideration for this transaction was approximately $4.3 million in cash plus potential additional contingent consideration, which management expects to be immaterial to the Company. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill. None of the goodwill related to the LabMetrix acquisition is tax deductible and all of the goodwill related to the LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc. acquisitions is tax deductible. The operations for this acquisition will be reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

Newborn Metabolic Screening Business from Pediatrix Medical Group, Inc. In February 2008, the Company acquired the outstanding stock of Pediatrix Screening, Inc., which constituted the newborn metabolic screening business of Pediatrix Medical Group, Inc., and is now known as PerkinElmer Genetics, Inc. (“PKI Genetics”). PKI Genetics provides neonatal screening and consultative services to hospitals, medical groups and various states. This acquisition is expected to expand the Company’s capabilities to supply state laboratories and other agencies with comprehensive newborn screening solutions. Consideration for this transaction was approximately $66.3 million in cash. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, which may be tax deductible if elected by the Company. The operations for this acquisition are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

Acquisition of ViaCell, Inc. In November 2007, the Company completed a tender offer for all of the outstanding shares of common stock of ViaCell, Inc. (“ViaCell”), at a price of $7.25 per share. ViaCell specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. The addition of ViaCell’s ViaCord® product offering for the preservation of umbilical cord blood, and its sales and marketing organization, is expected to facilitate the expansion of the Company’s neonatal and prenatal businesses. Aggregate consideration for this transaction was approximately $295.8 million in cash, which excludes $31.8 million in acquired cash. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The operations for this acquisition are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

Following the ViaCell acquisition, the Company committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions. As of March 30, 2008, the Company recorded $1.6 million of severance liabilities with a corresponding adjustment to goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF No. 95-3”). The Company had not completed the preliminary integration plan as of the acquisition date and is still finalizing employee severance and facility closure costs, but expects to complete the plan no later than one year from the date of acquisition.

Following the ViaCell acquisition, the Company’s Board of Directors (the “Board”) approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focuses on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focuses on the development of therapeutic uses of unrestricted somatic stem cells derived from umbilical cord blood, including the areas of cancer, cardiac disease and diabetes. The Company has determined that both businesses do not strategically fit with the other products offered by the Life and Analytical Sciences segment. The Company also determined that without investing capital into the operations of both businesses, it could not effectively compete in the marketplace with larger companies which focus on the market for such products. The Company is actively marketing and is currently committed to a plan to sell both of these businesses. The Company has classified the results of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements.

The acquisitions were accounted for using the purchase method of accounting. Allocation of the purchase price for the acquisitions was based on estimates of the fair value of the net assets acquired, and is subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The excess purchase price over those assigned values was recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. See Note 13, below, for additional details.

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

As of March 30, 2008, the purchase price and related allocations for the ViaCell and PKI Genetics acquisitions were preliminary, and may be revised as a result of adjustments made to the purchase price, as well as additional information regarding assets and liabilities assumed, including contingent liabilities, deferred taxes, employee severance and facility closure costs, and revisions of preliminary estimates of fair values made at the date of purchase. The Company is not aware of any information that indicates the final purchase price allocation will differ materially from the preliminary estimates, and the Company expects to complete any outstanding asset valuations no later than one year from the date of acquisition.

The components of the preliminary purchase price and allocation for the acquisition completed during the first quarter of 2008 are as follows:

PKI Genetics
(In thousands)
Consideration and acquisition costs:
Cash payments	$66,264
Cash acquired	(70)
Transaction costs	800

Total consideration and acquisition costs	$66,994

Allocation of purchase price
Current assets	$2,735
Property, plant and equipment	553
Other assets	43
Identifiable intangible assets	22,300
Goodwill	52,736
Deferred taxes	(10,589)
Liabilities assumed	(784)

Total	$66,994

Note 3: Restructuring and Lease Charges, net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of its business units. Restructuring actions were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

A description of the restructuring plans and the activity recorded for the three months ended March 30, 2008 are listed below. Details of these plans are discussed more fully in Note 3 to the financial statements in the 2007 Form 10-K.

The purpose of the restructuring plans approved in the fourth quarter of 2007, detailed below, was principally to shift resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. The pre-tax restructuring activity associated with these plans has been reported as restructuring expenses as a component of operating expenses from continuing operations. The Company expects the impact of immediate and future cost savings from these restructuring activities on operating results and cash flows to be negligible, as the Company has incurred and will incur offsetting costs.

Q4 2007 Plan

During the fourth quarter of 2007, the Company’s management approved a plan to shift resources into geographic regions and product lines that are more consistent with the Company’s growth strategy (the “Q4 2007 Plan”). As a result of the Q4 2007 Plan, the Company recognized a $4.8 million pre-tax restructuring charge in the Life and Analytical Sciences segment related to a workforce reduction from reorganization activities. The Company also recognized a $4.8 million pre-tax restructuring charge in the Optoelectronics segment related to a workforce reduction and the partial closure of a facility, which was offset by the recognition of a $2.2 million deferred gain from the sale-leaseback of that facility during the fiscal year 2001. All actions related to the Q4 2007 Plan were completed by December 30, 2007.

The following table summarizes the components of the Q4 2007 Plan recognized by segment:

	Life and Analytical Sciences	Optoelectronics	Total
	(In thousands)
Severance	$4,846	$450	$5,296
Partial closure of excess facility	—	4,328	4,328

	4,846	4,778	9,624
Deferred gain on excess facility	—	(2,179)	(2,179)

Total	$4,846	$2,599	$7,445

The following table summarizes the Q4 2007 Plan activity for the three months ended March 30, 2008:

	Headcount	Severance	Partial Closure of Excess Facility	Total
	(Dollars in thousands)
Balance at December 30, 2007	59	$4,268	$4,328	$8,596
Amounts paid	(41)	(2,085)	(184)	(2,269)

Balance at March 30, 2008	18	$2,183	$4,144	$6,327

The Company anticipates that the remaining payments of $2.2 million for workforce reductions will be completed by the end of the first quarter of fiscal year 2009, and the remaining payments of $4.1 million for the partial closure of the excess facility will be paid through fiscal year 2022, in accordance with the terms of the lease.

ViaCell Plan

Following the ViaCell acquisition, the Company committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions. As of March 30, 2008, the Company recorded $1.6 million of severance liabilities with a corresponding adjustment to goodwill in accordance with EITF No. 95-3. The Company had not completed the preliminary integration plan as of the date of acquisition and is still finalizing employee severance and facility closure costs, but expects to complete the plan no later than one year from the date of acquisition.

The following table summarizes the ViaCell Plan activity for the three months ended March 30, 2008:

	Headcount	Severance
	(Dollars in thousands)
Balance at December 30, 2007	5	$1,184
Provision	6	419
Amounts paid	(5)	(546)

Balance at March 30, 2008	6	$1,057

The Company anticipates that the remaining payments of $1.1 million will be completed by the end of the fourth quarter of fiscal year 2008.

Previous Restructuring and Integration Plans

The principal actions of these restructuring plans were workforce reductions related to the integration of the Company’s Life Sciences and Analytical Instruments businesses, which is now the Company’s Life and Analytical Sciences segment, in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Life and Analytical Sciences and Optoelectronics segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During the three months ended March 30, 2008, the Company paid $0.1 million related to these plans. As of March 30, 2008, the Company had approximately $3.0 million of remaining liabilities associated with restructuring and integration plans from the fiscal years 2001 through the first quarter of 2007, primarily relating to remaining lease obligations related to those closed facilities in the Life and Analytical Sciences segment. The remaining terms of these leases vary in length and will be paid through fiscal year 2011. The Company anticipates that the remaining severance payments will be completed by the end of fiscal year 2008.

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

Note 4: Interest and Other Expense, net

Interest and other expense, net consisted of the following:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Interest income	$(1,358)	$(1,211)
Interest expense	6,318	2,255
Gains on dispositions of investments, net	(889)	(401)
Other expense, net	1,239	2,123

Total interest and other expense, net	$5,310	$2,766

Note 5: Inventories, net

Inventories consisted of the following:

	March 30, 2008	December 30, 2007
	(In thousands)
Raw materials	$82,397	$75,196
Work in progress	16,483	14,125
Finished goods	124,585	113,073

Total inventories, net	$223,465	$202,394

Note 6: Income Taxes

The Company regularly reviews its tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits as required by FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). Adjustments are made to the Company’s unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

At March 30, 2008, the Company had gross tax effected unrecognized tax benefits of $50.6 million, of which $36.2 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect goodwill and discontinued operations. However, upon the adoption of SFAS No. 141(R), changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense, including those associated with acquisitions that closed prior to the effective date of SFAS No. 141(R).

At March 30, 2008, the Company had $25.7 million of FIN No. 48 accrued tax liabilities, including accrued interest, net of tax benefits, and penalties, which should be resolved within the next year as a result of the completion of various audits. A portion of the FIN No. 48 accrued tax liabilities could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.

During 2005, the Internal Revenue Service concluded its audit of federal income taxes for the years 1999 through 2002. There was a single open issue related to this audit which the Company favorably resolved during the fourth quarter of 2007. The U.S. federal income tax returns for 2003 through 2005 are currently under examination by the Internal Revenue Service, and are anticipated to be completed during fiscal year 2008. In addition, tax years ranging from 1997 through 2007 remain open to examination by various state and foreign tax jurisdictions (such as China, Indonesia, the Philippines and the United Kingdom) in which the Company has significant business operations. The tax years under examination vary by jurisdiction.

Note 7: Debt

Amended Senior Unsecured Credit Facility. On August 13, 2007, the Company entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety the senior credit agreement dated as of October 31, 2005. During the first quarter of 2008, the Company exercised its option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $15.0 million were issued under the previous facility, which are treated as issued under the amended facility. The Company uses the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of March 30, 2008 was 40 basis points. The weighted average Eurocurrency interest rate as of March 30, 2008 was 2.68%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 3.08%. The Company had drawn down approximately $566.0 million of borrowings in U.S. Dollars under the facility as of March 30, 2008, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and those contained in the Company’s previous senior revolving credit agreement. The financial covenants in the Company’s amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if the Company’s credit rating is down-graded below investment grade. The Company was in compliance with all applicable covenants as of March 30, 2008.

Unsecured Interim Credit Facility. On November 14, 2007, the Company entered into a $300.0 million unsecured interim credit facility. The Company entered into this unsecured interim credit facility in order to pay the purchase price and transactional expenses of the ViaCell acquisition. This interim credit facility matured on March 31, 2008, at which point all amounts outstanding were due in full. The interest rates for this interim credit facility were based on either the Eurocurrency rate at the time of borrowing plus a margin, or on the base rate as in effect from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The agreement for this facility contained affirmative, negative and financial covenants and events of default customary for financings of this type, and were consistent with those contained in the agreement for the Company’s amended unsecured revolving credit facility, which is described above. On March 28, 2008, the Company paid in full the outstanding balance on the unsecured interim credit facility of $300.0 million. The source of funds for the repayment was comprised of cash and cash equivalents held by the Company, and borrowings under the Company’s amended and restated senior unsecured revolving credit facility.

Potential Private Placement Debt Issuance. The Company is in the process of finalizing a private placement debt issuance that is scheduled to close on May 30, 2008. During the fourth quarter of 2007, the Company entered into forward interest rate contracts, with notional amounts totaling $300.0 million, a weighted average interest rate of 4.25%, and a future dated settlement to coincide with the Company’s potential debt issuance in 2008. These contracts are intended to hedge movements in interest rates prior to the Company’s potential debt issuance in 2008. The Company had accumulated net derivative losses of $18.7 million, net of taxes of $12.2 million, in other comprehensive income as of March 30, 2008 and $5.3 million, net of taxes of $3.5 million, as of December 30, 2007, related to these cash flow hedges. The net derivative losses will be reclassified into net earnings when the hedged exposure affects net earnings. Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into net earnings on the consolidated financial statements. During the three months ended March 30, 2008, there were no cash flow hedges that were discontinued or dedesignated, and no ineffectiveness was recognized.

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

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Number of common shares—basic	117,305	121,685
Effect of dilutive securities:
Stock options	1,098	1,509
Restricted stock	56	69

Number of common shares—diluted	118,459	123,263

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	7,933	8,392

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of the Company’s common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 9: Comprehensive Income

The components of comprehensive income, net of income taxes, consist of the following:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Net income	$20,138	$14,692
Other comprehensive income:
Foreign currency translation adjustments	38,844	4,737
Unrealized net losses on securities, net of income taxes	(53)	(169)
Unrealized and realized losses on derivatives, net of income taxes	(13,362)	—

	25,429	4,568

Comprehensive income, net of income taxes	$45,567	$19,260

The components of accumulated other comprehensive income, net of income taxes, consist of the following:

	March 30, 2008	December 30, 2007
	(In thousands)
Foreign currency translation adjustments	$151,016	$112,172
Unrecognized losses and prior service costs, net of income taxes	(49,080)	(49,080)
Unrealized net losses on securities, net of income taxes	(100)	(47)
Unrealized and realized losses on derivatives, net of income taxes	(18,700)	(5,338)

Accumulated other comprehensive income, net of income taxes	$83,136	$57,707

Note 10: Industry Segment Information

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”).” SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on sales and operating income. Intersegment sales and transfers are not significant. Based on the guidance in SFAS No. 131, the Company has two operating segments for financial reporting purposes. The operating segments and their principal products and services are:

•

Life and Analytical Sciences. The Company is a leading provider of analysis tools, including instruments, reagents, software, and consumables, to the analytical sciences, genetic screening, bio-discovery and laboratory services markets.

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

Sales and operating profit by segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Life & Analytical Sciences
Sales	$356,614	$299,538
Operating income from continuing operations	23,363	14,852
Optoelectronics
Sales	125,729	103,362
Operating income from continuing operations	23,331	16,269
Corporate
Operating loss from continuing operations	(10,312)	(7,977)
Continuing Operations
Sales	$482,343	$402,900
Operating income from continuing operations	36,382	23,144
Interest and other expense, net (see Note 4)	(5,310)	(2,766)

Income from continuing operations before income taxes	$31,072	$20,378

Note 11: Discontinued Operations

As part of its continued efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 30, 2008 and December 30, 2007.

The Company recorded the following gains and losses, which have been reported as loss on dispositions of discontinued operations:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Net loss on dispositions of discontinued operations	$(237)	$(28)

Net loss on dispositions of discontinued operations before income taxes	(237)	(28)
Provision for income taxes	132	99

Loss on dispositions of discontinued operations, net of income taxes	$(369)	$(127)

During the first three months of 2008 and 2007, the Company settled various commitments related to the divestiture of discontinued operations and recognized a pre-tax loss of $0.2 million in 2008, and a pre-tax loss of $28.1 thousand in 2007.

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

Summary operating results of the discontinued operations for the periods prior to the planned disposition were as follows:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Sales	$—	$—
Costs and expenses	(2,980)	—

Operating loss from discontinued operations	(2,980)	—
Other expense, net	—	—

Loss from discontinued operations before income taxes	(2,980)	—
Benefit from income taxes	(64)	—

Loss from discontinued operations, net of income taxes	$(2,916)	$—

Note 12: Stock Plans

The Company has three stock-based compensation plans where the Company’s common stock has been made available for stock option grants, restricted stock awards, performance units and stock grants as part of the Company’s compensation programs (the “Plans”). The Plans are described in more detail in the Company’s definitive proxy statement filed with the SEC on March 14, 2008 and Note 20 to the Company’s financial statements filed with the 2007 Form 10-K.

For the three months ended March 30, 2008 and April 1, 2007, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $4.7 million and $4.2 million, respectively. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $1.6 million and $1.4 million for the three months ended March 30, 2008 and April 1, 2007, respectively. Stock-based compensation costs capitalized as part of inventory were approximately $0.3 million as of March 30, 2008 and April 1, 2007.

Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended
	March 30, 2008	April 1, 2007
Risk-free interest rate	2.6%	4.9%
Expected dividend yield	1.2%	1.2%
Expected lives	4 years	4 years
Expected stock volatility	28%	36%

The following table summarizes stock option activity for the three months ended March 30, 2008:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
	(Shares in thousands)
Outstanding at December 30, 2007	11,246	$24.41
Granted	1,530	25.02
Exercised	(37)	17.26
Canceled	(307)	43.86
Forfeited	(66)	24.50

Outstanding at March 30, 2008	12,366	$24.02	3.9	$31.9

Exercisable at March 30, 2008	9,181	$23.98	3.1	$29.2

Vested and expected to vest in the future	10,466	$24.02	3.9	$27.0

The weighted-average grant-date fair values of options granted for the three months ended March 30, 2008 and April 1, 2007 were $5.84 and $7.45, respectively. The total intrinsic value of options exercised for the three months ended March 30, 2008 and April 1, 2007 were $0.3 million and $2.8 million, respectively. Cash received from option exercises for the three months ended March 30, 2008 and April 1, 2007 was $0.6 million and $6.2 million, respectively. The related tax benefit classified as a financing cash inflow was $4.0 thousand and $0.7 million for three months ended March 30, 2008 and April 1, 2007, respectively.

There was $15.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of March 30, 2008. This cost is expected to be recognized over a weighted-average period of 2.2 fiscal years and will be adjusted for any future changes in estimated forfeitures.

The following table summarizes total compensation recognized related to the stock options, which is a function of current and prior year awards and net of estimated forfeitures, included in the Company’s consolidated statement of operations for the three months ended March 30, 2008 and April 1, 2007:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Cost of sales	$316	$246
Research and development expenses	110	185
Selling, general and administrative and other expenses	1,557	1,765

Compensation expense related to stock options	1,983	2,196
Less: income tax benefit	(624)	(717)

Net compensation expense related to stock options	$1,359	$1,479

Restricted Stock Awards: The following table summarizes the restricted stock award activity for the three months ended March 30, 2008:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at December 30, 2007	377	$22.84
Granted	232	25.20
Vested	—	—
Forfeited	(10)	23.99

Nonvested at March 30, 2008	599	$23.74

The weighted-average grant-date fair values of restricted stock awards granted during the three months ended March 30, 2008 and April 1, 2007 were $25.20 and $23.48, respectively. There were no restricted stock awards that vested during the three months ended March 30, 2008 nor the three months ended April 1, 2007. The total compensation expense recognized related to the restricted stock awards, which is a function of current and prior year awards, was approximately $2.2 million and $0.7 million for the three months ended March 30, 2008 and April 1, 2007, respectively.

As of March 30, 2008, there was $9.1 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.9 fiscal years.

Performance Units: The Company granted 127,151 and 209,326 performance units during the three months ended March 30, 2008 and April 1, 2007, respectively. The weighted-average grant-date fair values of performance units granted during the three months ended March 30, 2008 and April 1, 2007 were $24.86 and $23.48, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was approximately $0.6 million and $1.3 million for the three months ended March 30, 2008 and April 1, 2007, respectively. As of March 30, 2008, there were 544,805 performance units outstanding subject to forfeiture.

Stock Awards: The Company’s stock award program provides non-employee Directors an annual equity award. For awards granted for 2008 and 2007, the award equaled the number of shares of the Company’s common stock which has an aggregate fair market value of $100,000 on the date of the award. The stock award is prorated for non-employee Directors who serve for only a portion of the year. The shares are granted following the annual shareholders meeting, on the third business day after the Company’s first quarter earnings release. Directors may defer the receipt of shares into the Company’s deferred compensation plan. The compensation expense associated with these stock awards is recognized when the stock award is granted. During the three months ended March 30, 2008, a new non-employee Director was awarded 667 shares. The weighted-average grant-date fair value of stock awards granted during the three months ended March 30, 2008 was $25.00. The total compensation expense recognized related to these stock awards was approximately $16.7 thousand for the three months ended March 30, 2008. There were no stock awards granted to non-employee Directors during the three months ended April 1, 2007.

Employee Stock Purchase Plan: During the three months ended March 30, 2008, the Company issued 44.0 thousand shares of common stock under the Employee Stock Purchase Plan at a weighted-average price of $24.72 per share. There remain available for sale to employees an aggregate of 1.7 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Stock Repurchase Program: On November 6, 2006, the Company announced that the Board authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by the Board and may be suspended or discontinued at any time. The Company did not repurchase any shares of the Company’s common stock under the Repurchase Program during the first quarter of 2008. A total of 17,549 shares of the Company’s common stock was repurchased during the first quarter of 2008 to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. Approximately 1.9 million shares of the Company’s common stock remain available for repurchase from the 10.0 million shares authorized by the Board under the Repurchase Program.

Note 13: Goodwill and Intangible Assets

Goodwill is subject to annual impairment testing using the guidance and criteria described in SFAS No. 142. The impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the implied fair value of the reporting unit. The annual impairment assessment is performed by the Company on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. The Company completed the annual impairment test using a measurement date of January 1, 2008 and concluded based on the first step of the process that there was no goodwill impairment.

The changes in the carrying amount of goodwill for the period ended March 30, 2008 from December 30, 2007 are as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Balance, December 30, 2007	$1,307,083	$48,573	$1,355,656
Foreign currency translation	27,349	1,581	28,930
Acquisitions and earn-out adjustments	53,231	—	53,231

Balance, March 30, 2008	$1,387,663	$50,154	$1,437,817

Identifiable intangible asset balances at March 30, 2008 and December 30, 2007 by category were as follows:

	March 30, 2008	December 30, 2007
	(In thousands)
Patents	$127,551	$113,744
Less: Accumulated amortization	(64,082)	(61,421)

Net patents	63,469	52,323

Licenses	63,524	61,649
Less: Accumulated amortization	(31,612)	(30,709)

Net licenses	31,912	30,940

Core technology	370,564	357,066
Less: Accumulated amortization	(131,134)	(120,285)

Net core technology	239,430	236,781

Net amortizable intangible assets	334,811	320,044

Non-amortizing intangible assets:
Trade names and trademarks	159,165	159,165

Totals	$493,976	$479,209

Total amortization expense related to finite-lived intangible assets for the three months ended March 30, 2008 and April 1, 2007 was $13.6 million and $10.4 million, respectively.

Note 14: Warranty Reserves

The Company provides warranty protection for certain products for periods usually ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the condensed consolidated balance sheets. A summary of warranty reserve activity for the three months ended March 30, 2008 and April 1, 2007 is as follows:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Balance beginning of period	$10,971	$10,054
Provision charged to income	3,506	3,630
Payments	(3,623)	(3,824)
Adjustments to previously provided warranties, net	(761)	117
Foreign currency translation and acquisitions	581	765

Balance end of period	$10,674	$10,742

Note 15: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and post-retirement plans for the three months ended March 30, 2008 and April 1, 2007:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
	(In thousands)
Service cost	$1,249	$1,340	$25	$23
Interest cost	6,788	6,090	57	60
Expected return on plan assets	(6,760)	(6,010)	(258)	(242)
Amortization of prior service	(51)	15	(79)	(79)
Recognition of actuarial losses (gains)	761	1,383	(91)	(96)

Net periodic benefit cost (credit)	$1,987	$2,818	$(346)	$(334)

Note 16: Settlement of Insurance Claim

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

The Company accrued $9.7 million representing its management’s estimate of the total cost for decommissioning the building, including environmental matters, that was damaged in the fire. The Company paid $0.5 million during the first quarter of 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building, and anticipates that the remaining payments of $5.3 million will be completed by the end of fiscal year 2008.

Note 17: Fair Value Measurements

The Company adopted SFAS No. 157 as of December 31, 2007, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities that was delayed by FSP 157-2. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill and indefinite lived intangible assets for impairment testing, those initially measured at fair value in a business combination, and asset retirement obligations initially measured at fair value.

Valuation Hierarchy: SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard to measure fair value: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable prices that are based on inputs not quoted on active markets, but corroborated by market data; and Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities based on the Company’s assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

The following table shows the assets and liabilities carried at fair value measured on a recurring basis at March 30, 2008 classified in one of the three classifications described above:

	Fair Value Measurements at March 30, 2008 Using:
	Total Carrying Value at March 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Marketable securities	$2,530	$2,530	$—	$—
Foreign exchange derivative liabilities	(30)	—	(30)	—
Interest rate derivative liabilities	(26,625)	—	(26,625)	—

Valuation Techniques: The Company’s Level 1 and Level 2 assets and liabilities are comprised of investments in equity and fixed-income securities as well as derivative contracts. For financial assets and liabilities that utilize Level 1 and Level 2 inputs the Company utilizes both direct and indirect observable price quotes, including common stock price quotes, foreign exchange forward prices, and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities.

Marketable securities	Include equity and fixed-income securities measured at fair value using the quoted market prices at the reporting date.

Foreign exchange derivative liabilities	Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date.

Interest rate derivative liabilities	Include interest rate derivative contracts that are valued at the quoted market price from a third party bank rate at the reporting date.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $4.3 million as of March 30, 2008, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. Such amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that the Company has breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. The Company subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, the Company believes, excludes certain of the Company’s products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007, but a decision on those motions has not been rendered, and a trial date has not been set.

PharmaStem Therapeutics, Inc. (“PharmaStem”) filed a complaint dated February 22, 2002 against ViaCell, Inc., which is now a wholly owned subsidiary of the Company, and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem I”). After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that ViaCell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. However, the United States Supreme Court denied certiorari in March 2008, so the decision by the United States Court of Appeals for the Federal Circuit in favor of ViaCell is final and non-appealable. PharmaStem had also filed a second complaint against ViaCell and other defendants in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem II”). The Company believes that the issues presented in PharmaStem II, which was subsequently consolidated in the District of Delaware with similar cases brought by PharmaStem against other family cord blood banks, are substantially the same as the issues presented in PharmaStem I, and that ViaCell does not infringe the patents at issue in the second case and that those patents are invalid for the same reasons as cited by the Court of Appeals in PharmaStem I. The Delaware court granted ViaCell’s motion in October 2005 to stay the proceedings in PharmaStem II pending the outcome of PharmaStem I and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. Although the U.S. PTO had previously issued notice of its intent to allow the remaining claims of all of the patents, the U.S. PTO subsequently decided to begin the process of re-examining each patent. ViaCell has informed the Delaware Court overseeing PharmaStem II of the status of the re-examinations, that the Federal Circuit had ruled in its favor in the PharmaStem I case, and that the Federal Circuit’s decision in the PharmaStem I case is final and non-appealable given the denial of certiorari by the United States Supreme Court. The Delaware Court has yet to take any action in response to these notices.

The Company believes it has meritorious defenses to these lawsuits and other proceedings, and it is contesting the actions vigorously in all of the above unresolved matters. The Company is currently unable, however, to determine whether resolution of any of these matters will have a material adverse impact on its consolidated financial statements.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at March 30, 2008, should not have a material adverse effect on the Company’s consolidated financial statements. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following management’s discussion and analysis, contains forward-looking information that you should read in conjunction with the consolidated financial statements and notes to consolidated financial statements that we have included elsewhere in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “plans,” “anticipates,” “intends,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from the plans, intentions or expectations we disclose in the forward-looking statements we make. We have included important factors below under the heading “Risk Factors” in Part II, Item 1A. that we believe could cause actual results to differ materially from the forward-looking statements we make. We are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of technology, services and solutions to the diagnostics, detection and analysis and photonics markets. We design, manufacture, market and service components, systems and products in two reporting segments:

•

Life and Analytical Sciences. We are a leading provider of analysis tools, including instruments, reagents, software, and consumables, to the analytical sciences, genetic screening, bio-discovery and laboratory services markets.

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

Recent Developments

Acquisitions:

Acquisition of VaConics Lighting, Inc. In the second quarter of 2008, we acquired specified assets and assumed specified liabilities of VaConics Lighting, Inc. (“VaConics”), a leading provider of custom and standard ceramic Xenon arc lamps. This acquisition is expected to expand our Xenon lighting technology with lamp operations that include mobile phone cameras, medical endoscopes, surgical headlamps, forensic analyses, video projectors, searchlights, and infrared lighting. Consideration for this transaction was approximately $3.9 million in cash. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible. The operations for this acquisition will be reported within the results of our Optoelectronics segment from the acquisition date.

Acquisition of LabMetrix Technologies SA. In the second quarter of 2008, we acquired all of the stock of LabMetrix Technologies SA (“LabMetrix”) and acquired specified assets and assumed specified liabilities of Labmetrix Technologies Ltd. and LabMetrix Technologies, Inc., a provider of metrology-based multi-vendor analytical instrument qualification solutions. This acquisition is expected to add technology, tools, processes and compliance expertise to our suite of OneSource® laboratory services, strengthening our support of customers in a wide range of industries including the pharmaceutical, medical device, food, toy and other consumer goods industries. Consideration for this transaction was approximately $4.3 million in cash plus potential additional contingent consideration, which we expect to be immaterial to us. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill. None of the goodwill related to the LabMetrix acquisition is tax deductible and all of the goodwill related to the LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc. acquisitions is tax deductible. The operations for this acquisition will be reported within the results of our Life and Analytical Sciences segment from the acquisition date.

Newborn Metabolic Screening Business from Pediatrix Medical Group, Inc. In February 2008, we acquired the outstanding stock of Pediatrix Screening, Inc., which constituted the newborn metabolic screening business of Pediatrix Medical Group, Inc., and is now known as PerkinElmer Genetics, Inc. (“PKI Genetics”). PKI Genetics provides neonatal screening and consultative services to hospitals, medical groups and various states. This acquisition is expected to expand our capabilities to supply state laboratories and other agencies with comprehensive newborn screening solutions. Consideration for this transaction was approximately $66.3 million in cash. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, which may be tax deductible if elected by us. The operations for this acquisition are reported within the results of our Life and Analytical Sciences segment from the acquisition date.

Acquisition of ViaCell, Inc. In November 2007, we completed a tender offer for all of the outstanding shares of common stock of ViaCell, Inc. (“ViaCell”), at a price of $7.25 per share. ViaCell specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. The addition of ViaCell’s ViaCord® product offering for the preservation of umbilical cord blood, and its sales and marketing organization, is expected to facilitate the expansion of our neonatal and prenatal businesses. Aggregate consideration for this transaction was approximately $295.8 million in cash, which excludes $31.8 million in acquired cash. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The operations for this acquisition are reported within the results of our Life and Analytical Sciences segment from the acquisition date.

Following the ViaCell acquisition, we committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions. As of March 30, 2008, we recorded $1.6 million of severance liabilities with a corresponding adjustment to goodwill in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF No. 95-3”). We had not completed the preliminary integration plan as of the date of acquisition and are still finalizing employee severance and facility closure costs, but expect to complete the plan no later than one year from the date of acquisition.

Following the ViaCell acquisition, our Board of Directors (our “Board”) approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focuses on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focuses on the development of therapeutic uses of unrestricted somatic stem cells derived from umbilical cord blood, including the areas of cancer, cardiac disease and diabetes. We have determined that both businesses do not strategically fit with the other products offered by the Life and Analytical Sciences segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete in the marketplace with larger companies which focus on the market for such products. We are actively marketing and are currently committed to a plan to sell both of these businesses. We have classified the results of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, allowances for doubtful accounts, inventory valuation, business combinations, value of long-lived assets, including intangibles, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, as filed with the Securities and Exchange Commission (the “SEC”) (the “2007 Form 10-K”).

Consolidated Results of Continuing Operations

Sales

Sales for the three months ended March 30, 2008 were $482.3 million, versus $402.9 million for the three months ended April 1, 2007, an increase of $79.4 million, or 20%, which includes an approximate 6% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 4% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects a $57.1 million, or 19%, increase in our Life and Analytical Sciences segment sales, due to increases in sales of consumables and reagents of $25.5 million, instruments of $21.3 million, and laboratory service of $10.3 million. Our Optoelectronics segment sales grew $22.4 million, or 22%, primarily due to increases in sales of our specialty lighting products of $11.1 million, medical imaging products of $9.8 million, and optical sensors of $1.5 million.

Cost of Sales

Cost of sales for the three months ended March 30, 2008 was $284.8 million, versus $244.2 million for the three months ended April 1, 2007, an increase of approximately $40.6 million, or 17%. As a percentage of sales, cost of sales decreased to 59.0% in the three months ended March 30, 2008 from 60.6% in the three months ended April 1, 2007, resulting in an increase in gross margin of 160 basis points to 41.0% in the three months ended March 30, 2008, from 39.4% in the three months ended April 1, 2007. Amortization of intangible assets increased due to the acquisitions completed in 2008 and 2007 and was $9.2 million for the three months ended March 30, 2008 as compared to $8.5 million for the three months ended April 1, 2007. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in 2007 was approximately $1.4 million for the three months ended April 1, 2007. Stock option expense was $0.3 million and $0.2 million for the three months ended March 30, 2008 and April 1, 2007, respectively. The combined favorable impact of productivity improvements, increased sales volume, and growth in higher gross margin products such as ViaCord® increased gross margin, which was partially offset by inflation, increased freight costs and growth in lower gross margin products such as laboratory service and specialty lighting.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 30, 2008 were $132.1 million as compared to $101.8 million for the three months ended April 1, 2007, an increase of approximately $30.3 million, or 30%. As a percentage of sales, selling, general and administrative expenses were 27.4% for the period ended March 30, 2008, compared to 25.3% in the three months ended April 1, 2007. Amortization of intangible assets was $3.9 million for the three months ended March 30, 2008 as compared to $1.6 million for the three months ended April 1, 2007. Stock option expense was $1.6 million and $1.8 million for the three months ended March 30, 2008 and April 1, 2007, respectively. Increased sales and marketing expenses to support recent acquisitions, particularly the acquisition of ViaCell, also increased selling, general and administrative expenses.

Research and Development Expenses

Research and development expenses for the three months ended March 30, 2008 were $29.1 million versus $27.8 million for the three months ended April 1, 2007, an increase of $1.3 million, or 5%. As a percentage of sales, research and development expenses decreased to 6.0% in the three months ended March 30, 2008, from

6.9% in the three months ended April 1, 2007. Amortization of intangible assets was $0.5 million for the three months ended March 30, 2008 as compared to $0.4 million for the three months ended April 1, 2007. Research and development expenses also included stock option expense of $0.1 million and $0.2 million for the three months ended March 30, 2008 and April 1, 2007, respectively. We directed research and development efforts similarly during 2008 and 2007, primarily toward genetic screening, bio-discovery, and analytical sciences markets within our Life and Analytical Sciences segment, and medical imaging and photonics within our Optoelectronics segment, in order to help accelerate our growth initiatives.

Restructuring and Lease Charges, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of our business units. Restructuring actions were recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

A description of the restructuring plans and the activity recorded for the three months ended March 30, 2008 are listed below. Details of these plans are discussed more fully in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Form 10-K.

The purpose of the restructuring plans approved in the fourth quarter of 2007, detailed below, was principally to shift resources into geographic regions and product lines that are more consistent with our growth strategy. The pre-tax restructuring activity associated with these plans has been reported as restructuring expenses as a component of operating expenses from continuing operations. We expect the impact of immediate and future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we have incurred and will incur offsetting costs.

Q4 2007 Plan

During the fourth quarter of 2007, our management approved a plan to shift resources into geographic regions and product lines that are more consistent with our growth strategy (the “Q4 2007 Plan”). As a result of the Q4 2007 Plan, we recognized a $4.8 million pre-tax restructuring charge in the Life and Analytical Sciences segment related to a workforce reduction from reorganization activities. We also recognized a $4.8 million pre-tax restructuring charge in the Optoelectronics segment related to a workforce reduction and the partial closure of a facility, which was offset by the recognition of a $2.2 million deferred gain from the sale-leaseback of that facility during the fiscal year 2001. All actions related to the Q4 2007 Plan were completed by December 30, 2007.

The following table summarizes the components of the Q4 2007 Plan recognized by segment:

	Life and Analytical Sciences	Optoelectronics	Total
	(In thousands)
Severance	$4,846	$450	$5,296
Partial closure of excess facility	—	4,328	4,328

	4,846	4,778	9,624
Deferred gain on excess facility	—	(2,179)	(2,179)

Total	$4,846	$2,599	$7,445

The following table summarizes the Q4 2007 Plan activity for the three months ended March 30, 2008:

	Headcount	Severance	Partial Closure of Excess Facility	Total
	(Dollars in thousands)
Balance at December 30, 2007	59	$4,268	$4,328	$8,596
Amounts paid	(41)	(2,085)	(184)	(2,269)

Balance at March 30, 2008	18	$2,183	$4,144	$6,327

We anticipate that the remaining payments of $2.2 million for workforce reductions will be completed by the end of the first quarter of fiscal year 2009, and the remaining payments of $4.1 million for the partial closure of the excess facility will be paid through fiscal year 2022, in accordance with the terms of the lease.

ViaCell Plan

Following the ViaCell acquisition, we committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions. As of March 30, 2008, we recorded $1.6 million of severance liabilities with a corresponding adjustment to goodwill in accordance with EITF No. 95-3. We had not completed the preliminary integration plan as of the date of acquisition and are still finalizing employee severance and facility closure costs, but expect to complete the plan no later than one year from the date of acquisition.

The following table summarizes the ViaCell Plan activity for the three months ended March 30, 2008:

	Headcount	Severance
	(Dollars in thousands)
Balance at December 30, 2007	5	$1,184
Provision	6	419
Amounts paid	(5)	(546)

Balance at March 30, 2008	6	$1,057

We anticipate that the remaining payments of $1.1 million will be completed by the end of the fourth quarter of fiscal year 2008.

Previous Restructuring and Integration Plans

The principal actions of these restructuring plans were workforce reductions related to the integration of our Life Sciences and Analytical Instruments businesses, which is now our Life and Analytical Sciences segment, in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Life and Analytical Sciences and Optoelectronics segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During the three months ended March 30, 2008, we paid $0.1 million related to these plans. As of March 30, 2008, we had approximately $3.0 million of remaining liabilities associated with restructuring and integration plans from the fiscal years 2001 through the first quarter of 2007, primarily relating to remaining lease obligations related to those closed facilities in the Life and Analytical Sciences segment. The remaining terms of these leases vary in length and will be paid through fiscal year 2011. We anticipate that the remaining severance payments will be completed by the end of fiscal year 2008.

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

In-process Research and Development Charge

There was no in-process research and development (“IPR&D”) charge for the three months ended March 30, 2008. The IPR&D charge for the three months ended April 1, 2007 was $1.5 million, which related to the acquisitions of Evotec Technologies GmbH and Euroscreen Products S.A. We believe that the estimated purchased research and development amounts so determined represent the fair value of each project at the acquisition date, and the amount represents our management’s best estimate of the amount a third party would pay for the projects.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Interest income	$(1,358)	$(1,211)
Interest expense	6,318	2,255
Gains on dispositions of investments, net	(889)	(401)
Other expense, net	1,239	2,123

Total interest and other expense, net	$5,310	$2,766

Interest and other expense, net for the three months ended March 30, 2008 was $5.3 million versus $2.8 million for the three months ended April 1, 2007, an increase of $2.5 million. The increase in interest and other expense, net, in the three months ended March 30, 2008 as compared to the three months ended April 1, 2007 was primarily due to higher outstanding debt balances. Interest income increased $0.1 million due to higher overall cash balances, and interest expense increased $4.1 million due to higher outstanding debt balances. We also recognized a net gain on dispositions of investments of $0.9 million associated with the dissolution of certain investments. Other expenses for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007 decreased by $0.9 million, and consisted primarily of expenses related to foreign currency translation and business development related costs. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

Provision for Income Taxes

The three months ended March 30, 2008 provision for income taxes from continuing operations was $7.6 million, as compared to a provision of $5.6 million for the three months ended April 1, 2007. The effective tax rate from continuing operations was 24.6% for the three months ended March 30, 2008 as compared to 27.3% for the three months ended April 1, 2007. The lower effective tax rate in 2008 was primarily due to the non-deductible IPR&D charge of $1.5 million recorded in the three months ended April 1, 2007.

Discontinued Operations

As part of our continued efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 30, 2008 and December 30, 2007.

We recorded the following gains and losses, which have been reported as loss on dispositions of discontinued operations:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Net loss on dispositions of discontinued operations	$(237)	$(28)

Net loss on dispositions of discontinued operations before income taxes	(237)	(28)
Provision for income taxes	132	99

Loss on dispositions of discontinued operations, net of income taxes	$(369)	$(127)

During the first three months of 2008 and 2007, we settled various commitments related to the divestiture of discontinued operations and recognized a pre-tax loss of $0.2 million in 2008, and a pre-tax loss of $28.1 thousand in 2007.

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

Summary operating results of the discontinued operations for the periods prior to the planned disposition were as follows:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Sales	$—	$—
Costs and expenses	(2,980)	—

Operating loss from discontinued operations	(2,980)	—
Other expense, net	—	—

Loss from discontinued operations before income taxes	(2,980)	—
Benefit from income taxes	(64)	—

Loss from discontinued operations, net of income taxes	$(2,916)	$—

Contingencies, Including Tax Matters

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $4.3 million as of March 30, 2008, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations, or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007, but a decision on those motions has not been rendered, and a trial date has not been set.

PharmaStem Therapeutics, Inc. (“PharmaStem”) filed a complaint dated February 22, 2002 against ViaCell, Inc., which is now our wholly owned subsidiary, and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem I”). After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that ViaCell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. However, the United States Supreme Court denied certiorari in March 2008, so the decision by the United States Court of Appeals for the Federal Circuit in favor of ViaCell is final and non-appealable. PharmaStem had also filed a second complaint against ViaCell and other defendants in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem II”). We believe that the issues presented in PharmaStem II, which was subsequently consolidated in the District of Delaware with similar cases brought by PharmaStem against other family cord blood banks, are substantially the same as the issues presented in PharmaStem I, and that ViaCell does not infringe the patents at issue in the second case and that those patents are invalid for the same reasons as cited by the Court of Appeals in PharmaStem I. The Delaware court granted ViaCell’s motion in October 2005 to stay the proceedings in PharmaStem II pending the outcome of PharmaStem I and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. Although the U.S. PTO had previously issued notice of its intent to allow the remaining claims of all of the patents, the U.S. PTO subsequently decided to begin the process of re-examining each patent. ViaCell has informed the Delaware Court overseeing PharmaStem II of the status of the re-examinations, that the Federal Circuit had ruled in its favor in the PharmaStem I case, and that the Federal Circuit’s decision in the PharmaStem I case is final and non-appealable given the denial of certiorari by the United States Supreme Court. The Delaware Court has yet to take any action in response to these notices.

We believe we have meritorious defenses to these lawsuits and other proceedings, and we are contesting the actions vigorously in all of the above unresolved matters. We are currently unable, however, to determine whether resolution of any of these matters will have a material adverse impact on our consolidated financial statements.

During 2005, the Internal Revenue Service concluded its audit of federal income taxes for the years 1999 through 2002. There was a single open issue related to this audit which we favorably resolved during the fourth quarter of 2007. The U.S. federal income tax returns for 2003 through 2005 are currently under examination by the Internal Revenue Service, and are anticipated to be completed during fiscal year 2008. In addition, tax years ranging from 1997 through 2007 remain open to examination by various state and foreign tax jurisdictions (such as China, Indonesia, the Philippines and the United Kingdom) in which we have significant business operations. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits as required by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which we adopted as of January 1, 2007. Adjustments are made to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is ultimately settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at March 30, 2008 should not have a material adverse effect on our consolidated financial statements. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

Sales for the three months ended March 30, 2008 were $356.6 million, versus $299.5 million for the three months ended April 1, 2007, an increase of $57.1 million, or 19%, which includes an approximate 6% increase from acquisitions and an approximate 6% increase in sales attributable to favorable changes in foreign exchange rates. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the three months ended March 30, 2008, as compared to the three months ended April 1, 2007, and includes the effect of acquisitions and foreign exchange rate fluctuations. Sales to genetic screening customers increased by $26.5 million, sales to analytical sciences customers increased by $16.7 million, our laboratory service sales increased by $10.3 million, and sales to bio-discovery customers increased by $3.6 million. Sales by type of product included increases in consumables and reagents of $25.5 million, instruments of $21.3 million, and laboratory service of $10.3 million.

Operating income for the three months ended March 30, 2008 was $23.4 million, as compared to $14.9 million for the three months ended April 1, 2007, an increase of $8.5 million, or 57%. Amortization of intangible assets increased due to the acquisitions completed in 2008 and 2007 and was $12.8 million for the three months ended March 30, 2008, as compared to $9.8 million for the three months ended April 1, 2007. Restructuring and lease charges were $4.4 million for the three months ended April 1, 2007 as a result of our restructuring plan from the first quarter of fiscal year 2007. Amortization of purchase accounting adjustments to record inventory and the IPR&D charge from certain acquisitions completed in the three months ending April 1, 2007 were $1.4 million and $1.5 million, respectively. Stock option expense was $0.8 million and $0.7 million for the three months ended March 30, 2008 and April 1, 2007, respectively. The combined favorable impact of productivity improvements and increased sales volume, increased operating income, which was partially offset by inflation, increased freight costs, and increased sales and marketing expenses to support recent acquisitions, particularly the acquisition of ViaCell.

Optoelectronics

Sales for the three months ended March 30, 2008 were $125.7 million, versus $103.4 million for the three months ended April 1, 2007, an increase of $22.4 million, or 22%, which includes an approximate 3% increase in sales attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected sales by product type for the three months ended March 30, 2008, as compared to the three months ended April 1, 2007, and includes the effect of foreign exchange fluctuations. The increase in sales was primarily a result of an increase in sales of our specialty lighting products of $11.1 million, primarily due to the performance of photoflash products, specifically in the mobile phone camera modules, an increase of $9.8 million in sales of our medical imaging products due to the performance of our amorphous silicon business, and an increase in sales of our optical sensors of $1.5 million.

Operating income for the three months ended March 30, 2008 was $23.3 million, versus $16.3 million for the three months ended April 1, 2007, an increase of $7.1 million, or 43%. Amortization of intangible assets was $0.8 million and $0.7 million for the three months ended March 30, 2008 and April 1, 2007, respectively. Stock option expense was $0.3 million and $0.4 million for the three months ended March 30, 2008 and April 1, 2007, respectively. Increased sales volume and capacity and productivity improvements made within the amorphous silicon business increased operating income, which was partially offset by inflation.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are from our operations and the capital markets, particularly the debt markets. In the near term, we anticipate that our operations will generate sufficient cash to fund our operating expenses, capital expenditures, interest payments on our debt and dividends on our common stock. In the long term, we expect to use internally generated funds and external sources to satisfy our debt and other long-term liabilities.

Principal factors that could affect the availability of our internally generated funds include:

•	deterioration of sales due to weakness in markets in which we sell our products and services, and

•	changes in our working capital requirements.

Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in the financial instruments controlling our borrowings that limit our total borrowing capacity,

•	increases in interest rates applicable to our outstanding variable rate debt,

•	a ratings downgrade that would limit our ability to borrow under our accounts receivable and senior credit facility and our overall access to the corporate debt market,

•	volatility in the markets for corporate debt,

•	a decrease in the market price for our common stock, and

•	volatility in the public equity markets.

On November 6, 2006, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board, and may be suspended or discontinued at any time. We did not repurchase any shares of our common stock under the Repurchase Program during the first quarter of 2008. A total of 17,549 shares of our common stock was repurchased during the first quarter of 2008 to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. Approximately 1.9 million shares of our common stock remain available for repurchase from the 10.0 million shares authorized by our Board under the Repurchase Program. Any repurchased shares will be available for use in connection with corporate programs. If we continue to repurchase shares, the repurchase program will be funded using our existing financial resources, including cash and cash equivalents, and our existing amended senior unsecured revolving credit facility.

At March 30, 2008, we had cash and cash equivalents of approximately $185.3 million and an amended senior unsecured revolving credit facility with $69.0 million available for additional borrowing. In addition, we are in the process of finalizing a private placement debt issuance that is scheduled to close on May 30, 2008. The proceeds from this debt issuance will be used to partially repay the existing $566.0 million of borrowings under our amended senior unsecured revolving credit facility.

In connection with the settlement of an insurance claim resulting from a fire that occurred within our Life and Analytical Sciences facility in Boston, Massachusetts in March 2005, we accrued $9.7 million during the second quarter of 2007, representing our management’s estimate of the total cost for decommissioning the building, including environmental matters, that was damaged in the fire. We paid $0.5 million during the first quarter of 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building, and we anticipate that the remaining payments of $5.3 million will be completed by the end of fiscal year 2008.

Our businesses are not materially affected by conditions in the global financial markets and economic conditions generally. However, increasing or high interest rates and/or widening credit spreads, especially if such changes are rapid, may create a less favorable environment for certain of our businesses, and may affect the fair value of financial instruments that we issue or hold. For example, beginning in the second half of 2007, difficulties in the mortgage and broader credit markets in the United States and elsewhere resulted in a relatively sudden and substantial decrease in the availability of credit and a corresponding increase in funding costs. Credit spreads widened significantly, affecting volatility and liquidity in the debt and equity markets. These conditions have persisted through the end of the first quarter of 2008, and we cannot predict how long these conditions will exist or how our businesses may be affected. Increases in interest rates or credit spreads, as well as limitations on the availability of credit, can affect our ability to borrow under future potential facilities on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. In difficult credit markets, we may be forced to fund our operations at a higher cost, or we may be unable to raise as much funding as we need to support our business activities.

Cash Flows

Operating Activities. Net cash provided by continuing operations was $18.4 million for the three months ended March 30, 2008, compared to net cash provided by continuing operations of $17.4 million for the three months ended April 1, 2007, an increase of $1.0 million. The increase in cash provided by operating activities for the three months ended March 30, 2008 was driven by income from continuing operations of $23.4 million and depreciation and amortization of $22.0 million. These amounts were partially offset by a net increase in working capital of $9.6 million. Contributing to the net increase in working capital for the three months ended March 30, 2008, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $12.2 million and a decrease in accounts payable of $2.0 million, partially offset by a decrease in accounts receivable of $4.6 million. In both the Life and Analytical Sciences and Optoelectronics segments the timing of revenue performance in the first quarter of fiscal year 2008 as compared to the fourth quarter of fiscal year 2007 decreased the accounts receivable balance, which was partially offset by the timing of accounts payable disbursements during the first quarter of fiscal year 2008. The increase in inventory was primarily the result of expanding the amount of inventory held at sales locations within the Life and Analytical Sciences segment to improve timing of sales. There was no incremental use of our accounts receivable securitization facility during fiscal 2007 or the first quarter of fiscal 2008, which totaled $45.0 million at both March 30, 2008 and April 1, 2007. Changes in accrued expenses, other assets and liabilities and other items, net, totaled $17.4 million in the three months ended March 30, 2008, and primarily related to timing of payments for tax, restructuring, and salary and benefits.

Investing Activities. Net cash used in continuing operations investing activities was $82.7 million for the three months ended March 30, 2008, compared to $51.9 million of cash used in continuing operations investing activities for the three months ended April 1, 2007. For the three months ended March 30, 2008, we used $66.2 million of net cash for acquisitions and used $10.0 million in related transaction costs, earn-out payments, acquired licenses and other costs in connection with these and other transactions. Capital expenditures for the three months ended March 30, 2008 were $7.3 million, mainly in the areas of tooling and other capital equipment purchases, in addition to improvements in our amorphous silicon facility within our Optoelectronics segment. Also included were payments of $0.1 million related to business development costs. These cash outflows were partially offset by $0.9 million from the sale of investments.

Financing Activities. Net cash provided by continuing operations financing activities was $41.4 million for the three months ended March 30, 2008, as compared to $36.3 million of cash used in continuing operations financing activities for the three months ended April 1, 2007. In the three months ended March 30, 2008, we repurchased approximately 17.5 thousand shares of our common stock at a total cost of $0.4 million to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards. This compares to repurchases of approximately 2.5 million shares of our common stock in the open market for the three months ended April 1, 2007 of $60.0 million, including commissions. This use of cash was offset by proceeds from common stock option exercises of $0.6 million and the related tax benefit. Debt borrowings from our amended senior unsecured revolving credit facility for the three months ended March 30, 2008 totaled $355.0 million, offset by debt reductions to our credit facilities, with aggregate payments of $305.0 million. This compares to debt reductions in the three months ended April 1, 2007 of $25.4 million. We paid $0.6 million for debt issuance costs during the three months ended March 30, 2008. In addition, we paid $8.2 million in dividends for the three months ended March 30, 2008.

Borrowing Arrangements

Amended Senior Unsecured Credit Facility. On August 13, 2007, we entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety the senior credit agreement dated as of October 31, 2005. During the first quarter of 2008, we exercised our option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $15.0 million were issued under the previous facility, which are treated as issued under the amended facility. We use the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of March 30, 2008 was 40 basis points. The weighted average Eurocurrency interest rate as of March 30, 2008 was 2.68%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 3.08%. We had drawn down approximately $566.0 million of borrowings in U.S. Dollars under the facility as of March 30, 2008, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and those contained in our previous senior revolving credit agreement. The financial covenants in our amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if our credit rating is down-graded below investment grade. We were in compliance with all applicable covenants as of March 30, 2008.

Unsecured Interim Credit Facility. On November 14, 2007, we entered into a $300.0 million unsecured interim credit facility. We entered into this unsecured interim credit facility in order to pay the purchase price and transactional expenses of the ViaCell acquisition. This interim credit facility matured on March 31, 2008, at which point all amounts outstanding were due in full. The interest rates for this interim credit facility were based on either the Eurocurrency rate at the time of borrowing plus a margin, or on the base rate as in effect from time to time. The base rate is the higher of (1) the corporate base rate announced from time to time by Bank of America, N.A. and (2) the Federal Funds rate plus 50 basis points. The agreement for this facility contained affirmative, negative and financial covenants and events of default customary for financings of this type, and were consistent with those contained in the agreement for our amended unsecured revolving credit facility, which is described above. On March 28, 2008, we paid in full the outstanding balance on the unsecured interim credit facility of $300.0 million. The source of funds for the repayment was comprised of our cash and cash equivalents, and borrowings under our amended and restated senior unsecured revolving credit facility.

Potential Private Placement Debt Issuance. We are in the process of finalizing a private placement debt issuance that is scheduled to close on May 30, 2008. During the fourth quarter of 2007, we entered into forward interest rate contracts, with notional amounts totaling $300.0 million, a weighted average interest rate of 4.25%, and a future dated settlement to coincide with our potential debt issuance in 2008. These contracts are intended to hedge movements in interest rates prior to our potential debt issuance in 2008. We had accumulated net derivative losses of $18.7 million, net of taxes of $12.2 million, in other comprehensive income as of March 30, 2008 and $5.3 million, net of taxes of $3.5 million, as of December 30, 2007, related to these cash flow hedges. The net derivative losses will be reclassified into net earnings when the hedged exposure affects net earnings. Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into net earnings on the consolidated financial statements. During the three months ended March 30, 2008, there were no cash flow hedges that were discontinued or dedesignated, and no ineffectiveness was recognized.

Off-Balance Sheet Arrangements

Receivables Securitization Facility

During 2001, we established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third party financial institution. Under this arrangement, we sold, on a revolving basis, certain of our accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third party financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. Our consolidated subsidiary retains the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts has been provided for on our balance sheet. The amount of receivables sold and outstanding with the third party financial institution may not exceed $65.0 million. Under the terms of this arrangement, our consolidated subsidiary retains collection and administrative responsibilities for the balances. The aggregate amount of receivables sold to the consolidated subsidiary was $78.6 million as of March 30, 2008 and $79.0 million as of December 30, 2007. At each of March 30, 2008 and December 30, 2007, an undivided interest of $45.0 million in the receivables had been sold to the third party financial institution under this arrangement. The remaining interest in receivables of $33.6 million and $34.0 million that were sold to and held by the consolidated subsidiary were included in accounts receivable in the consolidated financial statements at March 30, 2008 and December 30, 2007, respectively.

The agreement requires the third party financial institution to be paid interest during the period from the date the receivable is sold to its maturity date. At March 30, 2008, the effective interest rate was LIBOR plus approximately 101 basis points. The servicing fees received constitute adequate compensation for services performed. No servicing asset or liability is therefore recorded. The agreement also includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At March 30, 2008, we had a senior unsecured credit rating of BBB, with a stable outlook from Standard & Poor’s Rating Services, and of Baa3, with a stable outlook from Moody’s Investors Service. In January 2008, our consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization facility to January 23, 2009.

Dividends

Our Board declared regular quarterly cash dividends of seven cents per share in the first quarter of 2008 and in each quarter of 2007.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K. There were no material changes to our contractual obligations during the first quarter of 2008.

Effects of Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, and expands the related disclosure requirements. Under the standard, fair value measurements are to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines fair value based upon an exit price model. The FASB also issued FASB Staff Position (“FSP”) 157-2 in February 2008. FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. We adopted SFAS No. 157 as of December 31, 2007, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. See Note 17 to our financial statements for additional details.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments, and the volatility in earnings caused by measuring related financial assets and liabilities differently. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We adopted SFAS No. 159 as of December 31, 2007, and have elected not to measure any additional financial instruments and other items at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as our short-term and long-term debt obligations and trade accounts receivable and accounts payable, are still reported at their carrying values. Any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159.

In March 2007, the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF No. 06-10”). EITF No. 06-10 provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. We adopted EITF No. 06-10 as of December 31, 2007 and the adoption did not have an impact on our consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred, capitalized and recognized as an expense as the goods are delivered or the related services are performed. We adopted EITF No. 07-3, on a prospective basis, as of December 31, 2007 and the adoption did not have an impact on our consolidated financial statements.

Effects of Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under SFAS No. 141(R), acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Early adoption is not permitted. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. We will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009. We are currently evaluating the requirements of SFAS No. 141(R) and have not yet determined the impact of its adoption on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We will be required to adopt SFAS No. 160 in the first quarter of fiscal year 2009. We are currently evaluating the requirements of SFAS No. 160 and have not yet determined the impact, if any, of its adoption on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, financial performance, and cash flows. SFAS No. 161 also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and cross-referencing within footnotes. We will be required to adopt SFAS No. 161 in the first quarter of fiscal year 2009. We are currently evaluating the requirements of SFAS No. 161 and have not yet determined the impact of its adoption on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure supplements the disclosure provided under the heading, “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” in our 2007 Form 10-K.

Foreign Exchange Risk. The potential change in foreign currency exchange rates poses a substantial risk to us, as approximately 63% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain balance sheet foreign currency transaction exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. In addition, we are able to partially mitigate the impact that fluctuations in currencies have on our net income as a result of our manufacturing facilities located in countries outside the United States, material sourcing and other spending which occur in countries outside the United States, resulting in a natural hedge.

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $123.0 million as of March 30, 2008 and $207.5 million as of April 1, 2007. The approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days during both 2008 and 2007.

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

Foreign Currency Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in our 2007 Form 10-K. These measures continue to approximate our risks.

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

We are in the process of finalizing a private placement debt issuance that is scheduled to close on May 30, 2008. During the fourth quarter of 2007, we entered into forward interest rate contracts, with notional amounts totaling $300.0 million, a weighted average interest rate of 4.25%, and a future dated settlement to coincide with our potential debt issuance in 2008. These contracts are intended to hedge movements in interest rates prior to our potential debt issuance in 2008. We had accumulated net derivative losses of $18.7 million, net of taxes of $12.2 million, in other comprehensive income as of March 30, 2008 and $5.3 million, net of taxes of $3.5 million, as of December 30, 2007, related to these cash flow hedges. The net derivative losses will be reclassified into net earnings when the hedged exposure affects net earnings. Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into net earnings on the consolidated financial statements. During the three months ended March 30, 2008, there were no cash flow hedges that were discontinued or dedesignated, and no ineffectiveness was recognized.

Interest Rate Risk—Sensitivity. Our 2007 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. We refer to our 2007 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended March 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of our quarter ended March 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007, but a decision on those motions has not been rendered, and a trial date has not been set.

PharmaStem Therapeutics, Inc. (“PharmaStem”) filed a complaint dated February 22, 2002 against ViaCell, Inc., which is now our wholly owned subsidiary, and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem I”). After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that ViaCell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. However, the United States Supreme Court denied certiorari in March 2008, so the decision by the United States Court of Appeals for the Federal Circuit in favor of ViaCell is final and non-appealable. PharmaStem had also filed a second complaint against ViaCell and other defendants in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem II”). We believe that the issues presented in PharmaStem II, which was subsequently consolidated in the District of Delaware with similar cases brought by PharmaStem against other family cord blood banks, are substantially the same as the issues presented in PharmaStem I, and that ViaCell does not infringe the patents at issue in the second case and that those patents are invalid for the same reasons as cited by the Court of Appeals in PharmaStem I. The Delaware court granted ViaCell’s motion in October 2005 to stay the proceedings in PharmaStem II pending the outcome of PharmaStem I and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. Although the U.S. PTO had previously issued notice of its intent to allow the remaining claims of all of the patents, the U.S. PTO subsequently decided to begin the process of re-examining each patent. ViaCell has informed the Delaware Court overseeing PharmaStem II of the status of the re-examinations, that the Federal Circuit had ruled in its favor in the PharmaStem I case, and that the Federal Circuit’s decision in the PharmaStem I case is final and non-appealable given the denial of certiorari by the United States Supreme Court. The Delaware Court has yet to take any action in response to these notices.

We believe we have meritorious defenses to these lawsuits and other proceedings, and we are contesting the actions vigorously in all of the above unresolved matters. We are currently unable, however, to determine whether resolution of any of these matters will have a material adverse impact on our consolidated financial statements.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at March 30, 2008 should not have a material adverse effect on our consolidated financial statements. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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

We have in the past, and may in the future, supplement our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as ViaCell, Inc., acquired in November 2007 and the Newborn Metabolic Screening Business from Pediatrix Medical Group, Inc., acquired in February 2008. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

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

The production of our products requires a wide variety of raw materials and supplies that are generally available from alternate sources of supply. However, certain critical raw materials and supplies required for the production of some of our principal products are available from limited or single sources of supply. We generally have multi-year contracts with no minimum purchase requirements with these suppliers, but those contracts may not fully protect us from a failure by certain suppliers to supply critical materials or from the delays inherent in being required to change suppliers and, in some cases, validate new raw materials. Such raw materials and supplies could usually be obtained from alternative sources with the potential for an increase in price, decline in quality or delay in delivery, but a prolonged inability to obtain certain raw materials or supplies is possible and could have an adverse effect on our business operations, and could damage our relationships with customers.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal quarter ended March 30, 2008. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

Our success depends to a significant extent upon the continued service of our executive officers and key management and technical personnel, particularly our experienced engineers, and on our ability to continue to attract, retain, and motivate qualified personnel. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results. In addition, there could be a material adverse effect on us should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract qualified personnel. We do not maintain any key person life insurance policies on any of our officers or employees.

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

As of March 30, 2008, our total assets included $1.9 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

Adverse changes in our business or the failure to grow our Life and Analytical Sciences segment may result in impairment of our intangible assets which could adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2007 – February 3, 2008	17,549	$23.27	0	1,949,208
February 4, 2008 – March 2, 2008	0	$0.00	0	1,949,208
March 3, 2008 – March 30, 2008	0	$0.00	0	1,949,208

Activity for quarter ended March 30, 2008	17,549	$23.37	0	1,949,208

(1)	On November 6, 2006, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by the Board and may be suspended or discontinued at any time. We did not repurchase any shares of our common stock under the Repurchase Program during the first quarter of 2008. Approximately 1.9 million shares of our common stock remain available for repurchase from the 10.0 million shares authorized by our Board under the Repurchase Program.

(2)	During the first quarter of 2008, 17,549 shares of our common stock were repurchased to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 30, 2008. The following matters were submitted to a vote of the stock holders at our 2008 annual meeting of stockholders held on April 22, 2008: (1) a proposal to elect the ten nominees for Director named below for terms of one year each; and (2) a proposal to ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the current fiscal year. The number of shares of common stock outstanding and eligible to vote as of the record date of February 25, 2008 was 117,634,879. Set forth below is the number of votes cast for or against or abstaining with respect to each nominee for Director and the number of votes cast for or against or abstaining on the proposal to ratify Deloitte & Touche LLP as our independent registered public accounting firm.

Proposal #1—To elect the following nominees as our Directors for terms of one year each:

	For	Against	Abstain
Friel, R.F.	94,360,315	7,826,813	869,740
Lopardo, N.A.	94,119,959	8,044,744	892,165
Michas, A.P.	94,367,780	7,752,215	936,873
Mullen, J.C.	94,596,322	7,584,190	876,356
Sato, V.L.	94,588,059	7,603,162	865,647
Schmergel, G.	94,492,063	7,700,297	864,508
Sicchitano, K.J.	94,499,900	7,680,006	876,962
Sullivan, P.J.	95,512,259	6,675,090	869,519
Summe, G.L.	94,311,305	7,817,428	928,135
Tod, G.R.	90,862,460	11,313,516	880,892

Proposal #2—To ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the current fiscal year.

For	Against	Abstain
101,252,803	896,224	907,841

Item 6.	Exhibits

3.2	PerkinElmer, Inc.’s Amended and Restated By-Laws were filed with the Commission on April 28, 2008 as Exhibit 3.1 to our current report on Form 8-K and are herein incorporated by reference.

10.1	Second Amended and Restated Employment Agreement by and between Robert F. Friel and PerkinElmer, Inc., effective as of February 1, 2008, was filed with the Commission on January 25, 2008 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ JEFFREY D. CAPELLO
Jeffrey D. Capello Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 9, 2008

PERKINELMER, INC.

By:	/s/ MICHAEL L. BATTLES
Michael L. Battles Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

May 9, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Name

3.2	PerkinElmer, Inc.’s Amended and Restated By-Laws were filed with the Commission on April 28, 2008 as Exhibit 3.1 to our current report on Form 8-K and are herein incorporated by reference.

10.1	Second Amended and Restated Employment Agreement by and between Robert F. Friel and PerkinElmer, Inc., effective as of February 1, 2008, was filed with the Commission on January 25, 2008 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.