Form 10-Q
period 2008-06-29
PERKINELMER INC
filed 2008-08-08
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of July 31, 2008, there were outstanding 119,507,758 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands, except per share data)
Sales	$528,636	$437,290	$1,010,979	$840,190
Cost of sales	308,996	263,312	593,762	507,522
Selling, general and administrative expenses	143,022	109,357	275,099	211,122
Research and development expenses	29,890	27,316	59,008	55,157
Restructuring and lease (reversals) charges, net	(305)	4,547	(305)	8,985
Gains on settlement of insurance claim	—	(15,346)	—	(15,346)
In-process research and development charges	—	—	—	1,502

Operating income from continuing operations	47,033	48,104	83,415	71,248
Interest and other expense, net	4,948	3,430	10,258	6,196

Income from continuing operations before income taxes	42,085	44,674	73,157	65,052
Provision for income taxes	10,339	11,371	17,988	16,930

Income from continuing operations	31,746	33,303	55,169	48,122
Loss from discontinued operations, net of income taxes	(1,250)	—	(4,166)	—
(Loss) gain on disposition of discontinued operations, net of income taxes	(6,790)	384	(7,159)	257

Net income	$23,706	$33,687	$43,844	$48,379

Basic earnings (loss) per share:
Continuing operations	$0.27	$0.28	$0.47	$0.40
Loss from discontinued operations, net of income taxes	(0.01)	—	(0.04)	—
(Loss) gain on disposition of discontinued operations, net of income taxes	(0.06)	—	(0.06)	—

Net income	$0.20	$0.28	$0.37	$0.40

Diluted earnings (loss) per share:
Continuing operations	$0.27	$0.28	$0.46	$0.39
Loss from discontinued operations, net of income taxes	(0.01)	—	(0.04)	—
(Loss) gain on disposition of discontinued operations, net of income taxes	(0.06)	—	(0.06)	—

Net income	$0.20	$0.28	$0.37	$0.40

Weighted average shares of common stock outstanding:
Basic	117,811	118,911	117,558	120,298
Diluted	119,263	120,689	118,861	121,976
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 29, 2008	December 30, 2007
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$193,451	$203,348
Accounts receivable, net	349,688	337,659
Inventories, net	222,636	202,394
Other current assets	116,283	98,797
Current assets of discontinued operations	633	750

Total current assets	882,691	842,948

Property, plant and equipment, net:
At cost	610,296	579,771
Accumulated depreciation	(403,265)	(378,885)

Property, plant and equipment, net	207,031	200,886
Marketable securities and investments	4,254	5,919
Intangible assets, net	483,582	479,209
Goodwill	1,442,487	1,355,656
Other assets, net	55,013	59,451
Long-term assets of discontinued operations	1,410	5,268

Total assets	$3,076,468	$2,949,337

Current liabilities:
Short-term debt	$43	$562
Accounts payable	194,699	186,388
Accrued restructuring and integration costs	8,734	12,821
Accrued expenses	361,025	346,778
Current liabilities of discontinued operations	6,084	1,049

Total current liabilities	570,585	547,598

Long-term debt	521,059	516,078
Long-term liabilities	329,324	310,384

Total liabilities	1,420,968	1,374,060

Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 118,735,000 and 117,585,000 shares at June 29, 2008 and December 30, 2007, respectively	118,735	117,585
Capital in excess of par value	282,903	257,850
Retained earnings	1,169,391	1,142,135
Accumulated other comprehensive income	84,471	57,707

Total stockholders’ equity	1,655,500	1,575,277

Total liabilities and stockholders’ equity	$3,076,468	$2,949,337

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 29, 2008	July 1, 2007
	(In thousands)
Operating activities:
Net income	$43,844	$48,379
Add: loss from discontinued operations, net of income taxes	4,166	—
Add: loss (gain) on disposition of discontinued operations, net of income taxes	7,159	(257)

Net income from continuing operations	55,169	48,122
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Restructuring and lease (reversals) charges, net	(305)	8,985
Depreciation and amortization	44,706	38,161
Stock-based compensation	8,331	7,506
Amortization of deferred debt issuance costs	797	148
Gains on settlement of insurance claim	—	(15,346)
Gains on dispositions, net	(1,158)	(536)
In-process research and development charges	—	1,502
Amortization of acquired inventory revaluation	—	2,047
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	7,793	9,457
Inventories, net	(11,429)	(6,456)
Accounts payable	893	(5,945)
Accrued expenses and other	(7,610)	(904)

Net cash provided by operating activities of continuing operations	97,187	86,741
Net cash (used in) provided by operating activities of discontinued operations	(2,325)	246

Net cash provided by operating activities	94,862	86,987
Investing activities:
Capital expenditures	(19,401)	(27,517)
Proceeds from dispositions of property, plant and equipment, net	—	10,787
Proceeds from surrender of life insurance policies	—	1,327
Payments for business development activity	(148)	(1,094)
Proceeds from disposition of investments, net	1,158	580
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(86,358)	(42,925)

Net cash used in investing activities of continuing operations	(104,749)	(58,842)
Net cash (used in) provided by investing activities of discontinued operations	(68)	800

Net cash used in investing activities	(104,817)	(58,042)
Financing activities:
Payments on debt	(510,500)	(49,694)
Proceeds from borrowing	365,500	129,462
Proceeds from the sale of senior subordinated debt	150,000	—
Payment of debt issuance costs	(1,841)	—
Settlement of cash flow hedges	(11,702)	—
Decrease in other credit facilities	(499)	(824)
Tax benefit from exercise of common stock options	108	1,435
Proceeds from issuance of common stock under stock plans	18,368	12,781
Purchases of common stock	(408)	(147,105)
Dividends paid	(16,487)	(17,123)

Net cash used in financing activities	(7,461)	(71,068)

Effect of exchange rate changes on cash and cash equivalents	7,519	1,104

Net decrease in cash and cash equivalents	(9,897)	(41,019)
Cash and cash equivalents at beginning of period	203,348	191,059

Cash and cash equivalents at end of period	$193,451	$150,040

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with the accounting principles generally accepted in the United States (the “U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of these financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited financial statements in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the Company’s financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2007, filed with the SEC (the “2007 Form 10-K”). The balance sheet amounts at December 30, 2007 in this report were derived from the Company’s audited 2007 financial statements included in the 2007 Form 10-K. The financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the six months ended June 29, 2008 and July 1, 2007, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, and expands the related disclosure requirements. Under the standard, fair value measurements are to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines fair value based upon an exit price model. The FASB also issued FASB Staff Position (“FSP”) No. 157-2 in February 2008 (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 as of December 31, 2007, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. See Note 17, below, for additional details.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has evaluated the requirements of SFAS No. 162 and has determined that it will not have a significant impact on its determination or reporting of financial results.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, financial performance, and cash flows. SFAS No. 161 also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and cross-referencing within footnotes. The Company will be required to adopt SFAS No. 161 in the first quarter of fiscal year 2009. The Company is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact of its adoption on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other accounting principles. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. The Company will be required to adopt FSP No. 142-3 in the first quarter of fiscal year 2009. The Company is currently evaluating the requirements of FSP No. 142-3 and has not yet determined the impact of its adoption on its consolidated financial statements.

Note 2: Acquisitions

Acquisition of VaConics Lighting, Inc. In May 2008, the Company acquired specified assets and assumed specified liabilities of VaConics Lighting, Inc. (“VaConics”), a leading provider of custom and standard ceramic Xenon arc lamps. This acquisition is expected to expand the Company’s Xenon lighting technology by increasing the Company’s offerings of lamp operations that include mobile phone cameras, medical endoscopes, surgical headlamps, forensic analyses, video projectors, searchlights, and infrared lighting. Consideration for this transaction was approximately $3.9 million in cash. During the second quarter of 2008, the Company paid VaConics approximately $0.1 million for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible. The operations for this acquisition are reported within the results of the Company’s Optoelectronics segment from the acquisition date.

Acquisition of LabMetrix Technologies S.A. In March 2008, the Company acquired all of the stock of LabMetrix Technologies S.A. (“LabMetrix”) and acquired specified assets and assumed specified liabilities of Labmetrix Technologies Ltd. and LabMetrix Technologies, Inc., a provider of metrology-based multi-vendor analytical instrument qualification solutions. This acquisition is expected to add technology, tools, processes and compliance expertise to the Company’s suite of OneSource® laboratory services by strengthening its support of customers in a wide range of industries including the pharmaceutical, medical device, food, toy and other consumer goods industries. Consideration for this transaction was approximately $4.3 million in cash plus potential additional contingent consideration. The Company determined that $1.9 million of the contingent consideration was probable and recorded the accrual at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill. None of the goodwill related to the LabMetrix acquisition is tax deductible and all of the goodwill related to the LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc. acquisitions is tax deductible. The operations for this acquisition are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

Acquisition of Newborn Metabolic Screening Business from Pediatrix Medical Group, Inc. In February 2008, the Company acquired the outstanding stock of Pediatrix Screening, Inc., which constituted the newborn metabolic screening business of Pediatrix Medical Group, Inc., and is now known as PerkinElmer Genetics, Inc. (“PKI Genetics”). PKI Genetics provides neonatal screening and consultative services to hospitals, medical groups and various states. This acquisition is expected to expand the Company’s capabilities to supply state laboratories and other agencies with comprehensive newborn screening solutions. Consideration for this transaction was approximately $66.3 million in cash. During the second quarter of 2008, the Company received approximately $0.3 million from Pediatrix Medical Group, Inc. for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, which may be tax deductible if elected by the Company. The operations for this acquisition are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

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

Following the ViaCell acquisition, the Company committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions and the partial closure of an excess facility. As of June 29, 2008, the Company recorded a $2.4 million liability for severance and the partial closure of an excess facility with a corresponding adjustment to goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF No. 95-3”). The Company finalized the integration plan and all actions related to this plan as of June 29, 2008.

Following the ViaCell acquisition, the Company’s Board of Directors (the “Board”) approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focuses on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focuses on the development and sale of unrestricted somatic stem cell products that are derived from umbilical cord blood. The Company determined that both businesses do not strategically fit with the other products offered by the Life and Analytical Sciences segment. The Company also determined that without investing capital into the operations of both businesses, the Company could not effectively compete in the marketplace with larger companies which focus on the market for such products. After careful consideration, the Company decided in the second quarter of 2008 to close the ViaCyteSM and Cellular Therapy Technology businesses, recording a pre-tax loss of $8.5 million for severance and facility closure costs. The Company has classified the results and closure of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements. See Note 11, below, for additional details.

The acquisitions were accounted for using the purchase method of accounting. Allocation of the purchase price for the acquisitions was based on estimates of the fair value of the net assets acquired, and is subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The excess purchase price over those assigned values was recorded as goodwill. In accordance with SFAS No. 142, goodwill will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized over their respective estimated useful lives. See Note 13, below, for additional details.

In connection with purchase price and related allocations, the Company estimates the fair value of deferred revenue assumed in connection with these acquisitions. The estimated fair value of deferred revenue is determined by the legal performance obligation at the date of acquisition, and is generally based on the nature of the activities to be performed and the related costs to be incurred after consummation. The fair value of an assumed liability related to deferred revenue is estimated based on the current market cost of fulfilling the obligation, plus a normal profit margin thereon. The estimated costs to fulfill the deferred revenue are based on the historical direct costs related to providing the services. The Company does not include any costs associated with selling efforts, research and development, or the related fulfillment margins on these costs. In most acquisitions, profit associated with selling efforts is excluded because the acquired entities would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating income approximates, in theory, the amount that the Company would be required to pay a third party to assume the obligation. As a result of purchase accounting, the Company recognized the deferred revenue related to the ViaCell acquisition at fair value, and did not recognize $18.1 million of deferred revenue that would have been otherwise recognized in future periods.

As of June 29, 2008, the purchase price and related allocations for the ViaCell, PKI Genetics, LabMetrix and VaConics acquisitions were preliminary, and may be revised as a result of adjustments made to the purchase price, as well as additional information regarding assets and liabilities assumed, including contingent liabilities, deferred taxes, and revisions of preliminary estimates of fair values made at the date of purchase. The Company is not aware of any information that indicates the final purchase price allocation will differ materially from the preliminary estimates, and the Company expects to complete any outstanding asset valuations no later than one year from the date of acquisition.

The components of the preliminary purchase price and allocation for the acquisitions completed during the first two quarters of fiscal year 2008 are as follows:

	PKI Genetics	LabMetrix	VaConics
	(In thousands)
Consideration and acquisition costs:
Cash payments	$66,264	$4,277	$3,882
Cash acquired	(70)	(245)	—
Deferred consideration	—	1,850	—
Working capital adjustments	(285)	—	66
Transaction costs	741	421	184

Total consideration and acquisition costs	$66,650	$6,303	$4,132

Allocation of purchase price:
Current assets	$2,735	$1,951	$623
Property, plant and equipment	553	437	255
Other assets	43	—	—
Identifiable intangible assets	22,300	1,800	810
Goodwill	52,392	6,132	3,001
Deferred taxes	(10,589)	(600)	—
Liabilities assumed	(784)	(3,417)	(557)

Total	$66,650	$6,303	$4,132

Note 3: Restructuring and Lease (Reversals) Charges, net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of its business units. Restructuring actions were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

A description of the restructuring plans and the activity recorded for the six months ended June 29, 2008 are listed below. Details of these plans, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 3 to the financial statements in the 2007 Form 10-K.

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

The following table summarizes the Q4 2007 Plan activity for the six months ended June 29, 2008:

	Headcount	Severance	Partial Closure of Excess Facility	Total
		(Dollars in thousands)
Balance at December 30, 2007	59	$4,268	$4,328	$8,596
Amounts paid, amortization of deferred gain and foreign currency	(47)	(3,042)	(358)	(3,400)

Balance at June 29, 2008	12	$1,226	$3,970	$5,196

The Company anticipates that the remaining payments of $1.2 million for workforce reductions will be completed by the end of the first quarter of fiscal year 2009, and the remaining payments of $4.0 million for the partial closure of the excess facility will be paid through fiscal year 2022, in accordance with the terms of the lease.

ViaCell Plan

Following the ViaCell acquisition, the Company committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions and the partial closure of an excess facility (the “ViaCell Plan”). As of June 29, 2008, the Company recorded a $2.4 million liability for severance and the partial closure of an excess facility with a corresponding adjustment to goodwill in accordance with EITF No. 95-3. The Company finalized the integration plan and all actions related to this plan as of June 29, 2008.

The following table summarizes the ViaCell Plan activity for the six months ended June 29, 2008:

	Headcount	Severance	Partial Closure of Excess Facility	Total
	(Dollars in thousands)
Balance at December 30, 2007	5	$1,184	$—	$1,184
Provision	6	419	810	1,229
Amounts paid	(8)	(870)	(117)	(987)

Balance at June 29, 2008	3	$733	$693	$1,426

The Company anticipates that the remaining payments of approximately $0.7 million for workforce reductions will be completed by the end of the third quarter of fiscal year 2009, and the remaining payments of $0.7 million for the partial closure of the excess facility will be paid through fiscal year 2014 in accordance with the terms of the lease.

Previous Restructuring and Integration Plans

The principal actions of these restructuring plans were workforce reductions related to the integration of the Company’s Life Sciences and Analytical Instruments businesses, which is now the Company’s Life and Analytical Sciences segment, in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Life and Analytical Sciences and Optoelectronics segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During the six months ended June 29, 2008, the Company paid $0.5 million related to these plans. During the second quarter of fiscal year 2008, the Company recorded an additional charge of $0.1 million related to higher than expected costs associated with severance of one of these plans. As of June 29, 2008, the Company had approximately $2.6 million of remaining liabilities associated with restructuring and integration plans from the fiscal years 2001 through the first quarter of 2007, primarily relating to remaining lease obligations related to those closed facilities in the Life and Analytical Sciences segment. The remaining terms of these leases vary in length and will be paid through fiscal year 2011. The Company anticipates that the remaining severance payments will be completed by the end of fiscal year 2008.

Lease Charges

To facilitate the sale of a business in 2001, the Company was required to guarantee the obligations that the buyer of the business assumed related to the lease for the building in which the business operates. The lease obligations continue through March 2011. While the Company assigned its interest in the lease to the buyer at the time of the sale of the business, in the event the buyer defaults under the lease, the Company is responsible for all remaining lease payments and certain other building related expenses. As an additional measure to facilitate the sale of the business, the Company obtained a letter of credit as partial security for a loan to the buyer, which could have been drawn upon by the buyer’s lender in the event the buyer was delinquent in repayment of the loan. During the second quarter of 2007, the lessor of the building began the process to evict the buyer as a result of unpaid lease payments and building expenses and sought reimbursement from the Company. As a result of this action, the Company recorded a charge of $4.5 million related to payments for this lease obligation and the potential drawdown of the letter of credit. During the third quarter of 2007, the buyer completed a recapitalization of the business with another lender. The proceeds of the recapitalization were used to pay off the remaining balance on the original securitized loan, as well as to make certain payments to the landlord for back rent and other obligations arising under the lease. The Company was also released from its obligation under the letter of credit on the original securitized loan. As a result of these actions, the Company recorded a reversal of $1.4 million related to payments for this lease obligation and the release of the letter of credit in the third quarter of 2007. During the second quarter of 2008, the buyer paid all delinquent lease payments and building expenses and as a result, the Company recorded an additional reversal of $0.4 million. The Company is still responsible for the remaining accrual of $2.7 million, which relates to the remaining lease and building obligations through March 2011, reduced by estimated sublease rentals reasonably expected to be obtained for the property.

Note 4: Interest and Other Expense, net

Interest and other expense, net consisted of the following:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Interest income	$(827)	$(1,093)	$(2,185)	$(2,304)
Interest expense	5,746	3,509	12,064	5,764
Gains on dispositions of investments, net	(269)	(135)	(1,158)	(536)
Other expense, net	298	1,149	1,537	3,272

Total interest and other expense, net	$4,948	$3,430	$10,258	$6,196

Note 5: Inventories, net

Inventories consisted of the following:

	June 29, 2008	December 30, 2007
	(In thousands)
Raw materials	$81,965	$75,196
Work in progress	17,729	14,125
Finished goods	122,942	113,073

Total inventories, net	$222,636	$202,394

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

At June 29, 2008, the Company had gross tax effected unrecognized tax benefits of $52.1 million, of which $37.7 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect goodwill and discontinued operations. However, upon the Company’s adoption of SFAS No. 141(R) in the first quarter of fiscal year 2009, changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense, including those associated with acquisitions that closed prior to the effective date of SFAS No. 141(R).

At June 29, 2008, the Company had $26.6 million of FIN No. 48 accrued tax liabilities, including accrued interest, net of tax benefits, and penalties, which should be resolved within the next year as a result of the completion of various audits. A portion of the FIN No. 48 accrued tax liabilities could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as to income tax of multiple state and foreign jurisdictions.

During 2005, the Internal Revenue Service concluded its audit of the Company’s federal income taxes for the years 1999 through 2002. There was a single open issue related to this audit which the Company favorably resolved during the fourth quarter of 2007. The U.S. federal income tax returns for 2003 through 2005 are currently under examination by the Internal Revenue Service, and are anticipated to be completed during fiscal year 2008. In addition, tax years ranging from 1997 through 2007 remain open to examination by various state and foreign tax jurisdictions (such as China, Indonesia, the Philippines and the United Kingdom) in which the Company has significant business operations. The tax years under examination vary by jurisdiction.

Note 7: Debt

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, the Company entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety the Company’s previous senior revolving credit agreement dated as of October 31, 2005. During the first quarter of 2008, the Company exercised its option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $14.0 million were issued under the previous facility, which are treated as issued under the amended facility. The Company uses the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of June 29, 2008 was 40 basis points. The weighted average Eurocurrency interest rate as of June 29, 2008 was 2.48%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 2.88%. The Company had drawn down approximately $371.0 million of borrowings in U.S. Dollars under the facility as of June 29, 2008, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, and which are consistent with those financial covenants contained in the Company’s previous senior revolving credit agreement. The financial covenants in the Company’s amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if the Company’s credit rating is down-graded below investment grade. The Company was in compliance with all applicable covenants as of June 29, 2008.

Unsecured Interim Credit Facility. On November 14, 2007, the Company entered into a $300.0 million unsecured interim credit facility. The Company entered into this unsecured interim credit facility in order to pay the purchase price and transactional expenses of the ViaCell acquisition. This unsecured interim credit facility matured on March 31, 2008, at which point all amounts outstanding were due in full. On March 28, 2008, the Company paid in full the outstanding balance on the unsecured interim credit facility of $300.0 million. The source of funds for the repayment was comprised of cash and cash equivalents held by the Company, and borrowings under the Company’s amended and restated senior unsecured revolving credit facility.

6% Senior Unsecured Subordinated Notes. On May 30, 2008, the Company issued and sold seven-year senior subordinated notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior subordinated notes is payable semi-annually on May 30th and November 30th. The Company may redeem some or all of its 6% senior subordinated notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The debt is subordinated to the Company’s amended and restated senior unsecured revolving credit facility and other existing and future senior indebtedness. The financial covenants in the Company’s 6% senior subordinated notes include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if the Company’s credit rating is down-graded below investment grade. The Company was in compliance with all applicable covenants as of June 29, 2008.

During the fourth quarter of 2007, the Company entered into forward interest rate contracts, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%. These contracts are intended to hedge movements in interest rates prior to the Company’s forecasted debt issuance in 2008. The Company had accumulated net derivative losses of $13.5 million, net of taxes of $8.7 million, in other comprehensive income as of June 29, 2008 and $5.3 million, net of taxes of $3.5 million, as of December 30, 2007, related to these cash flow hedges. The net derivative losses will be amortized into interest expense when the hedged exposure affects interest expense. The Company settled half of the forward interest rate contracts, with notional amounts totaling $150.0 million, upon the issuance of the 6% senior subordinated notes in May 2008, for a loss of $8.4 million, net of taxes of $5.4 million. As of June 29, 2008, $0.2 million of these derivative losses were amortized into interest expense to coincide with the issuance of the 6% senior subordinated notes in May 2008. The remaining forward interest rate contracts, with notional amounts totaling $150.0 million, have a future dated settlement to coincide with the Company’s additional forecasted debt issuance in 2008.

Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into interest expense on the consolidated financial statements. During the six months ended June 29, 2008, there were no cash flow hedges that were discontinued or dedesignated, and the Company did not recognize any ineffectiveness.

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

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Number of common shares—basic	117,811	118,911	117,558	120,298
Effect of dilutive securities:
Stock options	1,380	1,716	1,239	1,612
Restricted stock	72	62	64	66

Number of common shares—diluted	119,263	120,689	118,861	121,976

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	6,042	6,991	6,987	7,692

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of the Company’s common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 9: Comprehensive Income

The components of comprehensive income, net of income taxes, consist of the following:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Net income	$23,706	$33,687	$43,844	$48,379
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,054)	3,866	34,789	8,603
Pension and other postretirement benefit liability adjustments, net of income taxes	—	548	—	548
Unrealized net gains (losses) on securities, net of income taxes	41	70	(12)	(99)
Unrealized and realized gains (losses) on derivatives, net of amortization and income taxes	5,348	—	(8,013)	—

	1,335	4,484	26,764	9,052

Comprehensive income, net of income taxes	$25,041	$38,171	$70,608	$57,431

The components of accumulated other comprehensive income, net of income taxes, consist of the following:

	June 29, 2008	December 30, 2007
	(In thousands)
Foreign currency translation adjustments	$146,961	$112,172
Unrecognized losses and prior service costs, net of income taxes	(49,080)	(49,080)
Unrealized net losses on securities, net of income taxes	(59)	(47)
Unrealized and realized losses on derivatives, net of amortization and income taxes	(13,351)	(5,338)

Accumulated other comprehensive income, net of income taxes	$84,471	$57,707

Note 10: Industry Segment Information

The Company evaluates the performance of its operating segments based on sales and operating income. Intersegment sales and transfers are not significant. Based on the guidance in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has two operating segments for financial reporting purposes. The operating segments and their principal products and services are:

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

Sales and operating profit by segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Life & Analytical Sciences
Sales	$397,050	$326,284	$753,664	$625,822
Operating income from continuing operations	35,541	44,617	58,904	59,469
Optoelectronics
Sales	131,586	111,006	257,315	214,368
Operating income from continuing operations	23,733	12,993	47,064	29,262
Corporate
Operating loss from continuing operations	(12,241)	(9,506)	(22,553)	(17,483)
Continuing Operations
Sales	$528,636	$437,290	$1,010,979	$840,190
Operating income from continuing operations	47,033	48,104	83,415	71,248
Interest and other expense, net (see Note 4)	4,948	3,430	10,258	6,196

Income from continuing operations before income taxes	$42,085	$44,674	$73,157	$65,052

Note 11: Discontinued Operations

As part of its continued efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of June 29, 2008 and December 30, 2007.

The Company recorded the following gains and losses, which have been reported as (loss) gain on dispositions of discontinued operations:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Net loss on dispositions of ViaCyteSM and Cellular Therapy Technology businesses	$(8,451)	$—	$(8,451)	$—
Net gain on dispositions of other discontinued operations	283	784	46	756

Net (loss) gain on dispositions of discontinued operations before income taxes	(8,168)	784	(8,405)	756
(Benefit from) provision for income taxes	(1,378)	400	(1,246)	499

(Loss) gain on dispositions of discontinued operations, net of income taxes	$(6,790)	$384	$(7,159)	$257

Following the ViaCell acquisition, the Board approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focuses on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focuses on the development and sale of unrestricted somatic stem cell products that are derived from umbilical cord blood. The Company determined that both businesses do not strategically fit with the other products offered by the Life and Analytical Sciences segment. The Company also determined that without investing capital into the operations of both businesses, the Company could not effectively compete in the marketplace with larger companies which focus on the market for such products. After careful consideration, the Company decided in the second quarter of 2008 to close the ViaCyteSM and Cellular Therapy Technology businesses, recording a pre-tax loss of $8.5 million for severance and facility closure costs. The Company has classified the results and closure of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements.

During each of the first six months of fiscal year 2008 and fiscal year 2007, the Company settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax gain of $0.05 million in 2008 and a pre-tax gain of $0.8 million in 2007.

Summary operating results of the discontinued operations for the periods prior to the planned disposition were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Sales	$—	$—	$—	$—
Costs and expenses	(1,290)	—	(4,270)	—

Operating loss from discontinued operations	(1,290)	—	(4,270)	—
Other expense, net	—	—	—	—

Loss from discontinued operations before income taxes	(1,290)	—	(4,270)	—
Benefit from income taxes	(40)	—	(104)	—

Loss from discontinued operations, net of income taxes	$(1,250)	$—	$(4,166)	$—

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

For the three and six months ended June 29, 2008, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $6.1 million and $10.9 million, respectively. For the three and six months ended July 1, 2007, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $5.1 million and $9.3 million, respectively. The total income tax benefit recognized in the consolidated income statements for stock-based compensation was $2.1 million and $3.6 million for the three and six months ended June 29, 2008, respectively. The total income tax benefit recognized in the consolidated income statements for stock-based compensation was $1.8 million and $3.3 million for the three and six months ended July 1, 2007, respectively. Stock-based compensation costs capitalized as part of inventory were approximately $0.4 million as of both June 29, 2008 and July 1, 2007.

Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three and Six Months Ended
	June 29, 2008	July 1, 2007
Risk-free interest rate	2.6%	4.9%
Expected dividend yield	1.2%	1.2%
Expected lives	4 years	4 years
Expected stock volatility	28%	36%

The following table summarizes stock option activity for the six months ended June 29, 2008:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares in thousands)		(In years)	(In millions)
Outstanding at December 30, 2007	11,246	$24.41
Granted	1,625	25.09
Exercised	(965)	19.03
Canceled	(706)	36.32
Forfeited	(337)	24.31

Outstanding at June 29, 2008	10,863	$24.22	3.7	$43.6

Exercisable at June 29, 2008	7,942	$24.20	2.9	$35.3

Vested and expected to vest in the future	9,194	$24.22	3.7	$36.9

The weighted-average grant-date fair values of options granted for the three and six months ended June 29, 2008 were $6.14 and $5.86, respectively. The weighted-average grant-date fair values of options granted for the three and six months ended July 1, 2007 were $7.79 and $7.47, respectively. The total intrinsic value of options exercised for the three and six months ended June 29, 2008 were $7.7 million and $8.0 million, respectively. The total intrinsic value of options exercised for the three and six months ended July 1, 2007 was $3.7 million and $6.5 million, respectively. Cash received from option exercises for the six months ended June 29, 2008 and July 1, 2007 was $18.4 million and $12.8 million, respectively. The related tax benefit classified as a financing cash inflow was $0.1 million and $1.4 million for the six months ended June 29, 2008 and July 1, 2007, respectively.

There was $12.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of June 29, 2008. This cost is expected to be recognized over a weighted-average period of 2.0 fiscal years and will be adjusted for any future changes in estimated forfeitures.

The following table summarizes total compensation recognized related to the stock options, which is a function of current and prior year awards and net of estimated forfeitures, included in the Company’s consolidated income statements for the three and six months ended June 29, 2008 and July 1, 2007:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Cost of sales	$273	$304	$589	$550
Research and development expenses	123	110	233	295
Selling, general and administrative and other expenses	1,369	1,720	2,925	3,485

Compensation expense related to stock options	1,765	2,134	3,747	4,330
Less: income tax benefit	(534)	(697)	(1,157)	(1,414)

Net compensation expense related to stock options	$1,231	$1,437	$2,590	$2,916

Restricted Stock Awards: The following table summarizes the restricted stock award activity for the six months ended June 29, 2008:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at December 30, 2007	377	$22.84
Granted	237	25.27
Vested	(2)	20.65
Forfeited	(84)	24.25

Nonvested at June 29, 2008	528	$23.72

The weighted-average grant-date fair values of restricted stock awards granted during the three and six months ended June 29, 2008 were $28.46 and $25.27, respectively. The weighted-average grant-date fair values of restricted stock awards granted during the three and six months ended July 1, 2007 were $24.27 and $23.61, respectively. The fair value of restricted stock awards vested was $0.03 million for each of the six months ended June 29, 2008 and July 1, 2007. The total compensation expense recognized related to the restricted stock awards, which is a function of current and prior year awards, was approximately $0.5 million and $2.7 million for the three and six months ended June 29, 2008, respectively. The total compensation expense recognized related to the restricted stock awards, which is a function of current and prior year awards, was approximately $0.7 million and $1.4 million for the three and six months ended July 1, 2007, respectively.

As of June 29, 2008, there was $7.0 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.6 fiscal years.

Performance Units: The Company granted 127,151 and 209,326 performance units during the six months ended June 29, 2008 and July 1, 2007, respectively. The weighted-average grant-date fair values of performance units granted during the six months ended June 29, 2008 and July 1, 2007 were $24.86 and $23.48, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was approximately $3.0 million and $3.6 million for the three and six months ended June 29, 2008, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was approximately $1.6 million and $2.9 million for the three and six months ended July 1, 2007, respectively. As of June 29, 2008, there were 439,853 performance units outstanding subject to forfeiture.

Stock Awards: The Company’s stock award program provides non-employee Directors an annual equity award. For awards granted for 2008 and 2007, the award equaled the number of shares of the Company’s common stock which has an aggregate fair market value of $100,000 on the date of the award. The stock award is prorated for non-employee Directors who serve for only a portion of the year. The shares are granted in April following the annual meeting of shareholders, and on the third business day after the Company’s first quarter earnings release. Directors may defer the receipt of shares into the Company’s deferred compensation plan. The compensation expense associated with these stock awards is recognized when the stock award is granted. During the first quarter of 2008, a new non-employee Director was awarded 667 shares. During the six months ended June 29, 2008 and July 1, 2007, each non-employee director was awarded 3,740 and 4,114 shares, respectively. The weighted-average grant-date fair values of stock awards granted during the six months ended June 29, 2008 and July 1, 2007 was $26.70 and $24.31, respectively. The total compensation expense recognized related to these stock awards was approximately $0.8 million and $0.7 million for the six months ended June 29, 2008 and July 1, 2007, respectively.

Employee Stock Purchase Plan: During the six months ended June 29, 2008, the Company issued 44,005 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $24.72 per share. There remains available for sale to employees an aggregate of 1.7 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Stock Repurchase Program: On November 6, 2006, the Company announced that the Board authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by the Board and may be suspended or discontinued at any time. The Company did not repurchase any shares of the Company’s common stock under the Repurchase Program during the first six months of fiscal year 2008. A total of 17,549 shares of the Company’s common stock was repurchased during the first quarter of 2008 to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. Approximately 1.9 million shares of the Company’s common stock remain available for repurchase from the 10.0 million shares authorized by the Board under the Repurchase Program.

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

The changes in the carrying amount of goodwill for the period ended June 29, 2008 from December 30, 2007 are as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Balance, December 30, 2007	$1,307,083	$48,573	$1,355,656
Foreign currency translation	24,030	1,405	25,435
Acquisitions and earn-out adjustments	58,395	3,001	61,396

Balance, June 29, 2008	$1,389,508	$52,979	$1,442,487

Identifiable intangible asset balances at June 29, 2008 and December 30, 2007 by category were as follows:

	June 29, 2008	December 30, 2007
	(In thousands)
Patents	$127,666	$113,744
Less: Accumulated amortization	(66,341)	(61,421)

Net patents	61,325	52,323

Licenses	64,301	61,649
Less: Accumulated amortization	(32,956)	(30,709)

Net licenses	31,345	30,940

Core technology	373,164	357,066
Less: Accumulated amortization	(141,417)	(120,285)

Net core technology	231,747	236,781

Net amortizable intangible assets	324,417	320,044

Non-amortizing intangible assets:
Trade names and trademarks	159,165	159,165

Totals	$483,582	$479,209

Total amortization expense related to finite-lived intangible assets for the six months ended June 29, 2008 and July 1, 2007 was $27.9 million and $21.1 million, respectively.

Note 14: Warranty Reserves

The Company provides warranty protection for certain products for periods usually ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the condensed consolidated balance sheets. A summary of warranty reserve activity for the three and six months ended June 29, 2008 and July 1, 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Balance beginning of period	$10,674	$10,742	$10,971	$10,054
Provision charged to income	3,859	3,879	7,365	7,508
Payments	(4,428)	(3,795)	(8,051)	(7,619)
Adjustments to previously provided warranties, net	(516)	(334)	(1,277)	(216)
Foreign currency and acquisitions	385	73	966	838

Balance end of period	$9,974	$10,565	$9,974	$10,565

Note 15: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and post-retirement plans for the three and six months ended June 29, 2008 and July 1, 2007:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Service cost	$1,259	$1,280	$25	$23
Interest cost	6,857	6,288	57	60
Expected return on plan assets	(6,746)	(6,141)	(258)	(242)
Amortization of prior service	(49)	16	(79)	(79)
Recognition of actuarial losses (gains)	759	1,491	(91)	(96)

Net periodic benefit cost (credit)	$2,080	$2,934	$(346)	$(334)

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Service cost	$2,508	$2,620	$50	$46
Interest cost	13,645	12,378	114	120
Expected return on plan assets	(13,506)	(12,151)	(517)	(484)
Amortization of prior service	(101)	31	(158)	(158)
Recognition of actuarial losses (gains)	1,521	2,874	(181)	(192)

Net periodic benefit cost (credit)	$4,067	$5,752	$(692)	$(668)

Note 16: Settlement of Insurance Claim

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

The Company accrued $9.7 million representing its management’s estimate of the total cost for decommissioning the building, including environmental matters, that was damaged in the fire. The Company paid $0.7 million during the first six months of fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building, and anticipates that the remaining payments of $5.1 million will be completed by the first quarter of fiscal year 2009.

Note 17: Fair Value Measurements

The Company adopted SFAS No. 157 as of December 31, 2007, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities that was delayed by FSP No. 157-2. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill and indefinite lived intangible assets for impairment testing, those initially measured at fair value in a business combination, and asset retirement obligations initially measured at fair value.

Valuation Hierarchy: SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard to measure fair value: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable prices that are based on inputs not quoted on active markets, but corroborated by market data; and Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities based on the Company’s assumptions. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

The following table shows the assets and liabilities carried at fair value measured on a recurring basis at June 29, 2008 classified in one of the three classifications described above:

	Fair Value Measurements at June 29, 2008 Using:
	Total Carrying Value at June 29, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Marketable securities	$1,795	$1,795	$—	$—
Foreign exchange derivative assets	9	—	9	—
Interest rate derivative liabilities	(6,262)	—	(6,262)	—

Valuation Techniques: The Company’s Level 1 and Level 2 assets and liabilities are comprised of investments in equity and fixed-income securities as well as derivative contracts. For financial assets and liabilities that utilize Level 1 and Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including common stock price quotes, foreign exchange forward prices, and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities.

Marketable securities	Include equity and fixed-income securities measured at fair value using the quoted market prices at the reporting date.

Foreign exchange derivative assets	Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date.

Interest rate derivative liabilities	Include interest rate derivative contracts that are valued at the quoted market price from a third party bank rate at the reporting date.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $4.1 million as of June 29, 2008, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

PharmaStem Therapeutics, Inc. (“PharmaStem”) filed a complaint dated February 22, 2002 against ViaCell, Inc., which is now a wholly owned subsidiary of the Company, and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem I”). After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that ViaCell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. However, the United States Supreme Court denied certiorari in March 2008, so the decision by the United States Court of Appeals for the Federal Circuit in favor of ViaCell is final and non-appealable. PharmaStem had also filed a second complaint against ViaCell and other defendants in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem II”). The Company believes that the issues presented in PharmaStem II, which was subsequently consolidated in the District of Delaware with similar cases brought by PharmaStem against other family cord blood banks, are substantially the same as the issues presented in PharmaStem I, and that ViaCell does not infringe the patents at issue in the second case and that those patents are invalid for the same reasons as cited by the Court of Appeals in PharmaStem I. The Delaware court granted ViaCell’s motion in October 2005 to stay the proceedings in PharmaStem II pending the outcome of PharmaStem I and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. Following reexamination of United States Patents No. 5,004,681, 6,461,645 and

6,569,427, the U.S. PTO issued notices stating that all claims of these three United States Patents have been cancelled. Reexamination of United States Patent No. 5,192,553 by the U.S. PTO is ongoing. ViaCell has informed the Delaware Court overseeing PharmaStem II that the Federal Circuit had ruled in its favor in the PharmaStem I case, and that the Federal Circuit’s decision in the PharmaStem I case is final and non-appealable given the denial of certiorari by the United States Supreme Court. The Delaware Court has yet to take any action in response to these notices.

The Company believes it has meritorious defenses to these lawsuits and other proceedings, and it is contesting the actions vigorously in all of the above unresolved matters. The Company is currently unable, however, to determine whether resolution of any of these matters will have a material adverse impact on its consolidated financial statements.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at June 29, 2008, should not have a material adverse effect on the Company’s consolidated financial statements. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Recent Developments

Acquisitions:

Acquisition of VaConics Lighting, Inc. In May 2008, we acquired specified assets and assumed specified liabilities of VaConics Lighting, Inc. (“VaConics”), a leading provider of custom and standard ceramic Xenon arc lamps. This acquisition is expected to expand our Xenon lighting technology by increasing our offerings of lamp operations that include mobile phone cameras, medical endoscopes, surgical headlamps, forensic analyses, video projectors, searchlights, and infrared lighting. Consideration for this transaction was approximately $3.9 million in cash. During the second quarter of 2008, we paid VaConics approximately $0.1 million for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible. The operations for this acquisition are reported within the results of our Optoelectronics segment from the acquisition date.

Acquisition of LabMetrix Technologies S.A. In March 2008, we acquired all of the stock of LabMetrix Technologies S.A. (“LabMetrix”) and acquired specified assets and assumed specified liabilities of Labmetrix Technologies Ltd. and LabMetrix Technologies, Inc., a provider of metrology-based multi-vendor analytical instrument qualification solutions. This acquisition is expected to add technology, tools, processes and compliance expertise to our suite of OneSource® laboratory services by strengthening our support of customers in a wide range of industries including the pharmaceutical, medical device, food, toy and other consumer goods industries. Consideration for this transaction was approximately $4.3 million in cash plus potential additional contingent consideration. We determined that $1.9 million of the contingent consideration was probable and recorded the accrual at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill. None of the goodwill related to the LabMetrix acquisition is tax deductible and all of the goodwill related to the LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc. acquisitions is tax deductible. The operations for this acquisition are reported within the results of our Life and Analytical Sciences segment from the acquisition date.

Acquisition of Newborn Metabolic Screening Business from Pediatrix Medical Group, Inc. In February 2008, we acquired the outstanding stock of Pediatrix Screening, Inc., which constituted the newborn metabolic screening business of Pediatrix Medical Group, Inc., and is now known as PerkinElmer Genetics, Inc. (“PKI Genetics”). PKI Genetics provides neonatal screening and consultative services to hospitals, medical groups and various states. This acquisition is expected to expand our capabilities to supply state laboratories and other agencies with comprehensive newborn screening solutions. Consideration for this transaction was approximately $66.3 million in cash. During the second quarter of 2008, we received approximately $0.3 million from Pediatrix Medical Group, Inc. for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, which may be tax deductible if elected by us. The operations for this acquisition are reported within the results of our Life and Analytical Sciences segment from the acquisition date.

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

Following the ViaCell acquisition, we committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions and the partial closure of an excess facility. As of June 29, 2008, we recorded a $2.4 million liability for severance and the partial closure of an excess facility with a corresponding adjustment to goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF No. 95-3”). We finalized the integration plan and all actions related to this plan as of June 29, 2008.

Following the ViaCell acquisition, our Board of Directors (the “Board”) approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focuses on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focuses on the development and sale of unrestricted somatic stem cell products that are derived from umbilical cord blood. We determined that both businesses do not strategically fit with the other products offered by the Life and Analytical Sciences segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete in the marketplace with larger companies which focus on the market for such products. After careful consideration, we decided in the second quarter of 2008 to close the ViaCyteSM and Cellular Therapy Technology businesses, recording a pre-tax loss of $8.5 million for severance and facility closure costs. We have classified the results and closure of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements. See Note 11 to our financial statements included in this quarterly report for additional details.

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

Consolidated Results of Continuing Operations

Sales

Sales for the three months ended June 29, 2008 were $528.6 million, versus $437.3 million for the three months ended July 1, 2007, an increase of $91.3 million, or 21%, which includes an approximate 5% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 5% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for the three months ended June 29, 2008 as compared to the three months ended July 1, 2007 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects a $70.8 million, or 22%, increase in our Life and Analytical Sciences segment sales, due to increases in sales to genetic screening customers of $31.4 million, sales to laboratory service customers of $16.2 million, sales to analytical sciences customers of $13.9 million, and sales to bio-discovery customers of $9.3 million. Our Optoelectronics segment sales grew $20.6 million, or 19%, primarily due to increases in sales of our specialty lighting products of $9.9 million, medical imaging products of $8.9 million, and optical sensors of $1.8 million.

Sales for the six months ended June 29, 2008 were $1,011.0 million, versus $840.2 million for the six months ended July 1, 2007, an increase of $170.8 million, or 20%, which includes an approximate 5% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 5% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for the six months ended June 29, 2008 as compared to the six months ended July 1, 2007 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects a $127.8 million, or 20%, increase in our Life and Analytical Sciences segment sales, due to increases in sales to genetic screening customers of $57.9 million, sales to analytical sciences customers of $30.5 million, sales to laboratory service customers of $26.5 million, and sales to bio-discovery customers of $12.9 million. Our Optoelectronics segment sales grew $42.9 million, or 20%, primarily due to increases in sales of our specialty lighting products of $21.0 million, medical imaging products of $18.6 million, and optical sensors of $3.3 million.

Cost of Sales

Cost of sales for the three months ended June 29, 2008 was $309.0 million, versus $263.3 million for the three months ended July 1, 2007, an increase of approximately $45.7 million, or 17%. As a percentage of sales, cost of sales decreased to 58.5% in the three months ended June 29, 2008 from 60.2% in the three months ended July 1, 2007, resulting in an increase in gross margin of 176 basis points to 41.5% in the three months ended June 29, 2008, from 39.8% in the three months ended July 1, 2007. Amortization of intangible assets increased due to the acquisitions completed in 2008 and 2007 and was $9.6 million for the three months ended June 29, 2008 as compared to $8.6 million for the three months ended July 1, 2007. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in 2007 was approximately $0.7 million for the three months ended July 1, 2007. Stock option expense was $0.3 million for each of the three months ended June 29, 2008 and July 1, 2007. The combined favorable impact of productivity improvements, increased sales volume, and growth in higher gross margin products such as ViaCord® increased gross margin; however, this increase was partially offset by inflation and increased freight costs.

Cost of sales for the six months ended June 29, 2008 was $593.8 million, versus $507.5 million for the six months ended July 1, 2007, an increase of approximately $86.2 million, or 17%. As a percentage of sales, cost of sales decreased to 58.7% in the six months ended June 29, 2008 from 60.4% in the six months ended July 1, 2007, resulting in an increase in gross margin of 167 basis points to 41.3% in the six months ended June 29, 2008, from 39.6% in the six months ended July 1, 2007. Amortization of intangible assets increased due to the acquisitions completed in 2008 and 2007 and was $18.8 million for the six months ended June 29, 2008 as compared to $17.1 million for the six months ended July 1, 2007. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in 2007 was approximately $2.0 million for the six months ended July 1, 2007. Stock option expense was $0.6 million and $0.5 million for the six months ended June 29, 2008 and July 1, 2007, respectively. The combined favorable impact of productivity improvements, increased sales volume, and growth in higher gross margin products such as ViaCord® increased gross margin; however, this increase was partially offset by inflation, increased freight costs and growth in lower gross margin products such as laboratory service and specialty lighting.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 29, 2008 were $143.0 million as compared to $109.4 million for the three months ended July 1, 2007, an increase of approximately $33.7 million, or 31%. As a percentage of sales, selling, general and administrative expenses were 27.1% for the three months ended June 29, 2008, compared to 25.0% in the three months ended July 1, 2007. Amortization of intangible assets was $4.2 million for the three months ended June 29, 2008 as compared to $1.7 million for the three months ended July 1, 2007. Stock option expense was $1.4 million and $1.7 million for the three months ended June 29, 2008 and July 1, 2007, respectively. Increased sales and marketing expenses to support recent acquisitions, particularly the acquisition of ViaCell, also increased selling, general and administrative expenses.

Selling, general and administrative expenses for the six months ended June 29, 2008 were $275.1 million as compared to $211.1 million for the six months ended July 1, 2007, an increase of approximately $64.0 million, or 30%. As a percentage of sales, selling, general and administrative expenses were 27.2% for the six months ended June 29, 2008, compared to 25.1% in the six months ended July 1, 2007. Amortization of intangible assets was $8.0 million for the six months ended June 29, 2008 as compared to $3.3 million for the six months ended July 1, 2007. Stock option expense was $2.9 million and $3.5 million for the six months ended June 29, 2008 and July 1, 2007, respectively. Increased sales and marketing expenses to support recent acquisitions, particularly the acquisition of ViaCell, also increased selling, general and administrative expenses.

Research and Development Expenses

Research and development expenses for the three months ended June 29, 2008 were $29.9 million versus $27.3 million for the three months ended July 1, 2007, an increase of $2.6 million, or 9%. As a percentage of sales, research and development expenses decreased to 5.7% in the three months ended June 29, 2008, from 6.2% in the three months ended July 1, 2007. Amortization of intangible assets was $0.6 million for the three months ended June 29, 2008 as compared to $0.4 million for the three months ended July 1, 2007. Research and development expenses also included stock option expense of $0.1 million in each of the three months ended June 29, 2008 and July 1, 2007. We directed research and development efforts similarly during 2008 and 2007, primarily toward genetic screening, bio-discovery, and analytical sciences markets within our Life and Analytical Sciences segment, and medical imaging and photonics within our Optoelectronics segment, in order to help accelerate our growth initiatives.

Research and development expenses for the six months ended June 29, 2008 were $59.0 million versus $55.2 million for the six months ended July 1, 2007, an increase of $3.9 million, or 7%. As a percentage of sales, research and development expenses decreased to 5.8% in the six months ended June 29, 2008, from 6.6% in the six months ended July 1, 2007. Amortization of intangible assets was $1.1 million for the six months ended June 29, 2008 as compared to $0.8 million for the six months ended July 1, 2007. Research and development expenses also included stock option expense of $0.2 million and $0.3 million for the six months ended June 29, 2008 and July 1, 2007, respectively.

Restructuring and Lease (Reversals) Charges, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of our business units. Restructuring actions were recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

A description of the restructuring plans and the activity recorded for the six months ended June 29, 2008 are listed below. Details of these plans, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Form 10-K.

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

The following table summarizes the Q4 2007 Plan activity for the six months ended June 29, 2008:

	Headcount	Severance	Partial Closure of Excess Facility	Total
		(Dollars in thousands)
Balance at December 30, 2007	59	$4,268	$4,328	$8,596
Amounts paid, amortization of deferred gain and foreign currency	(47)	(3,042)	(358)	(3,400)

Balance at June 29, 2008	12	$1,226	$3,970	$5,196

We anticipate that the remaining payments of $1.2 million for workforce reductions will be completed by the end of the first quarter of fiscal year 2009, and the remaining payments of $4.0 million for the partial closure of the excess facility will be paid through fiscal year 2022, in accordance with the terms of the lease.

ViaCell Plan

Following the ViaCell acquisition, we committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions and the partial closure of an excess facility (the “ViaCell Plan”). As of June 29, 2008, we recorded a $2.4 million liability for severance and the partial closure of an excess facility with a corresponding adjustment to goodwill in accordance with EITF No. 95-3. We finalized the integration plan and all actions related to this plan as of June 29, 2008.

The following table summarizes the ViaCell Plan activity for the six months ended June 29, 2008:

	Headcount	Severance	Partial Closure of Excess Facility	Total
	(Dollars in thousands)
Balance at December 30, 2007	5	$1,184	$—	$1,184
Provision	6	419	810	1,229
Amounts paid	(8)	(870)	(117)	(987)

Balance at June 29, 2008	3	$733	$693	$1,426

We anticipate that the remaining payments of approximately $0.7 million for workforce reductions will be completed by the end of the third quarter of fiscal year 2009, and the remaining payments of $0.7 million for the partial closure of the excess facility will be paid through fiscal year 2014 in accordance with the terms of the lease.

Previous Restructuring and Integration Plans

The principal actions of these restructuring plans were workforce reductions related to the integration of our Life Sciences and Analytical Instruments businesses, which is now our Life and Analytical Sciences segment, in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Life and Analytical Sciences and Optoelectronics segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During the six months ended June 29, 2008, we paid $0.5 million related to these plans. During the second quarter of fiscal year 2008, we recorded an additional charge of $0.1 million related to higher than expected costs associated with severance of one of these plans. As of June 29, 2008, we had approximately $2.6 million of remaining liabilities associated with restructuring and integration plans from the fiscal years 2001 through the first quarter of 2007, primarily relating to remaining lease obligations related to those closed facilities in the Life and Analytical Sciences segment. The remaining terms of these leases vary in length and will be paid through fiscal year 2011. We anticipate that the remaining severance payments will be completed by the end of fiscal year 2008.

Lease Charges

To facilitate the sale of a business in 2001, we were required to guarantee the obligations that the buyer of the business assumed related to the lease for the building in which the business operates. The lease obligations continue through March 2011. While we assigned our interest in the lease to the buyer at the time of the sale of the business, in the event the buyer defaults under the lease, we are responsible for all remaining lease payments and certain other building related expenses. As an additional measure to facilitate the sale of the business, we obtained a letter of credit as partial security for a loan to the buyer, which could have been drawn upon by the buyer’s lender in the event the buyer was delinquent in repayment of the loan. During the second quarter of 2007, the lessor of the building began the process to evict the buyer as a result of unpaid lease payments and building expenses and sought reimbursement from us. As a result of this action, we recorded a charge of $4.5 million related to payments for this lease obligation and the potential drawdown of the letter of credit. During the third quarter of 2007, the buyer completed a recapitalization of the business with another lender. The proceeds of the recapitalization were used to pay off the remaining balance on the original securitized loan, as well as to make certain payments to the landlord for back rent and other obligations arising under the lease. We were also released from our obligation under the letter of credit on the original securitized loan. As a result of these actions, we recorded a reversal of $1.4 million related to payments for this lease obligation and the release of the letter of credit in the third quarter of 2007. During the second quarter of 2008, the buyer paid all delinquent lease payments and building expenses and as a result, we recorded an additional reversal of $0.4 million. We are still responsible for the remaining accrual of $2.7 million, which relates to the remaining lease and building obligations through March 2011, reduced by estimated sublease rentals reasonably expected to be obtained for the property.

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

The building that was damaged by the March 2005 fire is currently not being used for operations and the associated depreciation has ceased. During the second quarter of 2007, we accrued $9.7 million representing our management’s estimate of the total cost for decommissioning the building, including environmental matters. We paid $0.7 million during the first six months of fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building, and we anticipate that the remaining payments of $5.1 million will be completed by the first quarter of fiscal year 2009.

In-process Research and Development Charge

There was no in-process research and development (“IPR&D”) charge for each of the three months ended June 29, 2008 and July 1, 2007.

There was no IPR&D charge for the six months ended June 29, 2008. The IPR&D charge for the six months ended July 1, 2007 was $1.5 million, which related to the acquisitions of Evotec Technologies GmbH and Euroscreen Products S.A. in January 2007. We believe that the estimated purchased research and development amounts represent the fair value of each project at the acquisition date, and the amount represents our management’s best estimate of the amount a third party would pay for the projects.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Interest income	$(827)	$(1,093)	$(2,185)	$(2,304)
Interest expense	5,746	3,509	12,064	5,764
Gains on dispositions of investments, net	(269)	(135)	(1,158)	(536)
Other expense, net	298	1,149	1,537	3,272

Total interest and other expense, net	$4,948	$3,430	$10,258	$6,196

Interest and other expense, net for the three months ended June 29, 2008 was $4.9 million versus $3.4 million for the three months ended July 1, 2007, an increase of $1.5 million. The increase in interest and other expense, net, in the three months ended June 29, 2008 as compared to the three months ended July 1, 2007 was primarily due to higher outstanding debt balances. Interest income decreased $0.3 million due to lower interest rates, and interest expense increased $2.2 million due to higher outstanding debt balances. We also recognized a net gain on dispositions of investments of $0.3 million associated with the dissolution of certain investments. Other expenses for the three months ended June 29, 2008 as compared to the three months ended July 1, 2007 decreased by $0.9 million, and consisted primarily of expenses related to foreign currency translation.

Interest and other expense, net for the six months ended June 29, 2008 was $10.3 million versus $6.2 million for the six months ended July 1, 2007, an increase of $4.1 million. The increase in interest and other expense, net, in the six months ended June 29, 2008 as compared to the six months ended July 1, 2007 was primarily due to higher outstanding debt balances. Interest income decreased $0.1 million due to lower interest rates, and interest expense increased $6.3 million due to higher outstanding debt balances. We also recognized a net gain on dispositions of investments of $1.2 million associated with the dissolution of certain investments. Other expenses for the six months ended June 29, 2008 as compared to the six months ended July 1, 2007 decreased by $1.7 million, and consisted primarily of expenses related to foreign currency translation. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

Provision for Income Taxes

For the three months ended June 29, 2008, the provision for income taxes from continuing operations was $10.3 million, as compared to a provision of $11.4 million for the three months ended July 1, 2007. The provision for income taxes from continuing operations was $18.0 million for the six months ended June 29, 2008, as compared to a provision of $16.9 million for the six months ended July 1, 2007. The effective tax rate from continuing operations was 24.6% for each of the three and six months ended June 29, 2008, as compared to 25.5% and 26.0% for the three and six months ended July 1, 2007, respectively. The lower effective tax rate in 2008 was primarily due to (i) the non-deductible IPR&D charge of $1.5 million recorded in the six months ended July 1, 2007; and (ii) the accrual of U.S. taxes on the $15.3 million gains on the settlement of an insurance claim in the three and six months ended July 1, 2007.

Discontinued Operations

As part of our continued efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of June 29, 2008 and December 30, 2007.

We recorded the following gains and losses, which have been reported as (loss) gain on dispositions of discontinued operations:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Net loss on dispositions of ViaCyteSM and Cellular Therapy Technology businesses	$(8,451)	$—	$(8,451)	$—
Net gain on dispositions of other discontinued operations	283	784	46	756

Net (loss) gain on dispositions of discontinued operations before income taxes	(8,168)	784	(8,405)	756
(Benefit from) provision for income taxes	(1,378)	400	(1,246)	499

(Loss) gain on dispositions of discontinued operations, net of income taxes	$(6,790)	$384	$(7,159)	$257

Following the ViaCell acquisition, our Board approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focuses on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focuses on the development and sale of unrestricted somatic stem cell products that are derived from umbilical cord blood. We determined that both businesses do not strategically fit with the other products offered by the Life and Analytical Sciences segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete in the marketplace with larger companies which focus on the market for such products. After careful consideration, we decided in the second quarter of 2008 to close the ViaCyteSM and Cellular Therapy Technology businesses, recording a pre-tax loss of $8.5 million for severance and facility closure costs. We have classified the results and closure of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements.

During each of the first six months of fiscal year 2008 and fiscal year 2007, we settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax gain of $0.05 million in 2008 and a pre-tax gain of $0.8 million in 2007.

Summary operating results of the discontinued operations for the periods prior to the planned disposition were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Sales	$—	$—	$—	$—
Costs and expenses	(1,290)	—	(4,270)	—

Operating loss from discontinued operations	(1,290)	—	(4,270)	—
Other expense, net	—	—	—	—

Loss from discontinued operations before income taxes	(1,290)	—	(4,270)	—
Benefit from income taxes	(40)	—	(104)	—

Loss from discontinued operations, net of income taxes	$(1,250)	$—	$(4,166)	$—

Contingencies, Including Tax Matters

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $4.1 million as of June 29, 2008, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations, or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

PharmaStem Therapeutics, Inc. (“PharmaStem”) filed a complaint dated February 22, 2002 against ViaCell, Inc., which is now our wholly owned subsidiary, and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem I”). After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that ViaCell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. However, the United States Supreme Court denied certiorari in March 2008, so the decision by the United States Court of Appeals for the Federal Circuit in favor of ViaCell is final and non-appealable. PharmaStem had also filed a second complaint against ViaCell and other defendants in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem II”). We believe that the issues presented in PharmaStem II, which was subsequently consolidated in the District of Delaware with similar cases brought by PharmaStem against other family cord blood banks, are substantially the same as the issues presented in PharmaStem I, and that ViaCell does not infringe the patents at issue in the second case and that those patents are invalid for the same reasons as cited by the Court of Appeals in PharmaStem I. The Delaware court granted ViaCell’s motion in October 2005 to stay the proceedings in PharmaStem II pending the outcome of PharmaStem I and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. Following reexamination of United States Patents No. 5,004,681, 6,461,645 and 6,569,427, the U.S. PTO issued notices stating that all claims of these three United States Patents have been cancelled. Reexamination of United States Patent No. 5,192,553 by the U.S. PTO is ongoing. ViaCell has informed the Delaware Court overseeing PharmaStem II that the Federal Circuit had ruled in its favor in the PharmaStem I case, and that the Federal Circuit’s decision in the PharmaStem I case is final and non-appealable given the denial of certiorari by the United States Supreme Court. The Delaware Court has yet to take any action in response to these notices.

We believe we have meritorious defenses to these lawsuits and other proceedings, and we are contesting the actions vigorously in all of the above unresolved matters. We are currently unable, however, to determine whether resolution of any of these matters will have a material adverse impact on our consolidated financial statements.

During 2005, the Internal Revenue Service concluded its audit of our federal income taxes for the years 1999 through 2002. There was a single open issue related to this audit which we favorably resolved during the fourth quarter of 2007. The U.S. federal income tax returns for 2003 through 2005 are currently under examination by the Internal Revenue Service, and are anticipated to be completed during fiscal year 2008. In addition, tax years ranging from 1997 through 2007 remain open to examination by various state and foreign tax jurisdictions (such as China, Indonesia, the Philippines and the United Kingdom) in which we have significant business operations. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits as required by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which we adopted as of January 1, 2007. Adjustments are made to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is ultimately settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at June 29, 2008 should not have a material adverse effect on our consolidated financial statements. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

Sales for the three months ended June 29, 2008 were $397.1 million, versus $326.3 million for the three months ended July 1, 2007, an increase of $70.8 million, or 22%, which includes an approximate 6% increase from acquisitions and an approximate 6% increase in sales attributable to favorable changes in foreign exchange rates. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the three months ended June 29, 2008, as compared to the three months ended July 1, 2007, and includes the effect of acquisitions and foreign exchange rate fluctuations. Sales to genetic screening customers increased by $31.4 million, sales to laboratory service customers increased by $16.2 million, sales to analytical sciences customers increased by $13.9 million, and sales to bio-discovery customers increased by $9.3 million.

Sales for the six months ended June 29, 2008 were $753.7 million, versus $625.8 million for the six months ended July 1, 2007, an increase of $127.8 million, or 20%, which includes an approximate 6% increase from acquisitions and an approximate 6% increase in sales attributable to favorable changes in foreign exchange rates. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the six months ended June 29, 2008, as compared to the six months ended July 1, 2007, and includes the effect of acquisitions and foreign exchange rate fluctuations. Sales to genetic screening customers increased by $57.9 million, sales to analytical sciences customers increased by $30.5 million, sales to laboratory service customers increased by $26.5 million, and sales to bio-discovery customers increased by $12.9 million.

Operating income for the three months ended June 29, 2008 was $35.5 million, as compared to $44.6 million for the three months ended July 1, 2007, a decrease of $9.1 million, or 20%. Amortization of intangible assets increased due to the acquisitions completed in 2008 and 2007 and was $13.5 million for the three months ended June 29, 2008, as compared to $10.0 million for the three months ended July 1, 2007. The gains on the settlement of the insurance claim for the fire in our Boston, Massachusetts facility in March 2005 was $15.3 million for the three months ended July 1, 2007. Amortization of purchase accounting adjustments to record inventory and the IPR&D charge from certain acquisitions completed in the three months ended July 1, 2007 was $0.7 million. Stock option expense was $0.7 million for each of the three months ended June 29, 2008 and July 1, 2007. The combined favorable impact of productivity improvements and increased sales volume increased operating income, which was partially offset by inflation, increased freight costs, and increased sales and marketing expenses to support recent acquisitions, particularly the acquisition of ViaCell.

Operating income for the six months ended June 29, 2008 was $58.9 million, as compared to $59.5 million for the six months ended July 1, 2007, a decrease of $0.6 million, or 1%. Amortization of intangible assets increased due to the acquisitions completed in 2008 and 2007 and was $26.4 million for the six months ended June 29, 2008, as compared to $19.8 million for the six months ended July 1, 2007. The gains on the settlement of the insurance claim for the fire in our Boston, Massachusetts facility in March 2005 was $15.3 million for the three months ended July 1, 2007. Restructuring and lease charges were $4.4 million for the six months ended July 1, 2007 as a result of our restructuring plan from the first quarter of fiscal year 2007. Amortization of purchase accounting adjustments to record inventory and the IPR&D charge from certain acquisitions completed in the six months ended July 1, 2007 was $2.0 million and $1.5 million, respectively. Stock option expense was $1.6 million and $1.5 million for the six months ended June 29, 2008 and July 1, 2007, respectively. The combined favorable impact of productivity improvements and increased sales volume increased operating income, which was partially offset by inflation, increased freight costs, and increased sales and marketing expenses to support recent acquisitions, particularly the acquisition of ViaCell.

Optoelectronics

Sales for the three months ended June 29, 2008 were $131.6 million, versus $111.0 million for the three months ended July 1, 2007, an increase of $20.6 million, or 19%, which includes an approximate 4% increase in sales attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected sales by product type for the three months ended June 29, 2008, as compared to the three months ended July 1, 2007, and includes the effect of acquisitions and foreign exchange fluctuations. The increase in sales was primarily a result of an increase in sales of our specialty lighting products of $9.9 million, primarily due to the performance of photoflash products, particularly in the mobile phone camera modules, an increase of $8.9 million in sales of our medical imaging products due to the performance of our amorphous silicon business, and an increase in sales of our optical sensors of $1.8 million.

Sales for the six months ended June 29, 2008 were $257.3 million, versus $214.4 million for the six months ended July 1, 2007, an increase of $42.9 million, or 20%, which includes an approximate 4% increase in sales attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected sales by product type for the six months ended June 29, 2008, as compared to the six months ended July 1, 2007, and includes the effect of acquisitions and foreign exchange fluctuations. The increase in sales was primarily a result of an increase in sales of our specialty lighting products of $21.0 million, primarily due to the performance of photoflash products, particularly in the mobile phone camera modules, an increase of $18.6 million in sales of our medical imaging products due to the performance of our amorphous silicon business, and an increase in sales of our optical sensors of $3.3 million.

Operating income for the three months ended June 29, 2008 was $23.7 million, versus $13.0 million for the three months ended July 1, 2007, an increase of $10.7 million, or 83%. Restructuring and lease reversals were $0.4 million for the three months ended June 29, 2008 and restructuring and lease charges were $4.5 million for the three months ended July 1, 2007, as a result of lease costs associated with the sale of a business from 2001. Amortization of intangible assets was $0.8 million and $0.7 million for the three months ended June 29, 2008 and July 1, 2007, respectively. Stock option expense was $0.3 million for each of the three months ended June 29, 2008 and July 1, 2007. Increased sales volume and capacity and productivity improvements made within the amorphous silicon business increased operating income, which was partially offset by inflation.

Operating income for the six months ended June 29, 2008 was $47.1 million, versus $29.3 million for the six months ended July 1, 2007, an increase of $17.8 million, or 61%. Restructuring and lease reversals were $0.4 million for the six months ended June 29, 2008 and restructuring and lease charges were $4.5 million for the six months ended July 1, 2007, as a result of lease costs associated with the sale of a business from 2001. Amortization of intangible assets was $1.6 million and $1.3 million for the six months ended June 29, 2008 and July 1, 2007, respectively. Stock option expense was $0.6 million and $0.8 million for the six months ended June 29, 2008 and July 1, 2007, respectively. Increased sales volume and capacity and productivity improvements made within the amorphous silicon business increased operating income, which was partially offset by inflation.

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

Principal factors that could affect the availability of our internally generated funds include:

•	deterioration of sales due to weakness in markets in which we sell our products and services, and

•	changes in our working capital requirements.

Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in the financial instruments controlling our borrowings that limit our total borrowing capacity,

•	increases in interest rates applicable to our outstanding variable rate debt,

•	a ratings downgrade that would limit our ability to borrow under our accounts receivable and amended and restated senior credit facility and our overall access to the corporate debt market,

•	volatility in the markets for corporate debt,

•	a decrease in the market price for our common stock, and

•	volatility in the public equity markets.

On November 6, 2006, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board, and may be suspended or discontinued at any time. We did not repurchase any shares of our common stock under the Repurchase Program during the first six months of fiscal 2008. A total of 17,549 shares of our common stock was repurchased during the first quarter of 2008 to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. Approximately 1.9 million shares of our common stock remain available for repurchase from the 10.0 million shares authorized by our Board under the Repurchase Program. Any repurchased shares will be available for use in connection with corporate programs. If we continue to repurchase shares, the repurchase program will be funded using our existing financial resources, including cash and cash equivalents, and our existing amended senior unsecured revolving credit facility.

At June 29, 2008, we had cash and cash equivalents of approximately $193.5 million and an amended senior unsecured revolving credit facility with $265.0 million available for additional borrowing. In addition, we finalized an issuance of 6% senior subordinated notes that closed in May 2008 with proceeds of approximately $150.0 million. The proceeds from this debt issuance were used to repay existing borrowings under our amended senior unsecured revolving credit facility.

In connection with the settlement of an insurance claim resulting from a fire that occurred within our Life and Analytical Sciences facility in Boston, Massachusetts in March 2005, we accrued $9.7 million during the second quarter of 2007, representing our management’s estimate of the total cost for decommissioning the building, including environmental matters, that was damaged in the fire. We paid $0.7 million during the first six months of fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building, and we anticipate that the remaining payments of $5.1 million will be completed by the first quarter of fiscal year 2009.

Our businesses have not been materially affected by conditions in the global financial markets and economic conditions generally. However, increasing or high interest rates and/or widening credit spreads, especially if such changes are rapid, may create a less favorable environment for certain of our businesses, and may affect the fair value of financial instruments that we issue or hold. For example, beginning in the second half of 2007, difficulties in the mortgage and broader credit markets in the United States and elsewhere resulted in a relatively sudden and substantial decrease in the availability of credit and a corresponding increase in funding costs. Credit spreads widened significantly, affecting volatility and liquidity in the debt and equity markets. These conditions have persisted through the end of the second quarter of 2008, and we cannot predict how long these conditions will exist or how our businesses may be affected. Increases in interest rates or credit spreads, as well as limitations on the availability of credit, can affect our ability to borrow under future potential facilities on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. In difficult credit markets, we may be forced to fund our operations at a higher cost, or we may be unable to raise as much funding as we need to support our business activities.

Cash Flows

Operating Activities. Net cash provided by continuing operations was $97.2 million for the six months ended June 29, 2008, compared to net cash provided by continuing operations of $86.7 million for the six months ended July 1, 2007, an increase of $10.4 million. The increase in cash provided by operating activities for the six months ended June 29, 2008 was driven by income from continuing operations of $55.2 million and depreciation and amortization of $44.7 million. These amounts were partially offset by a net increase in working capital of $2.7 million. Contributing to the net increase in working capital for the six months ended June 29, 2008, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $11.4 million, partially offset by a decrease in accounts receivable of $7.8 million and a decrease in accounts payable of $0.9 million. In both the Life and Analytical Sciences and Optoelectronics segments the timing of revenue performance in the second quarter of fiscal year 2008 as compared to the fourth quarter of fiscal year 2007 decreased the accounts receivable balance. The increase in inventory was primarily the result of expanding the amount of inventory held at sales locations within the Life and Analytical Sciences segment to improve timing of sales, which was partially offset by the timing of accounts payable disbursements during the second quarter of fiscal year 2008. There was no incremental use of our accounts receivable securitization facility during fiscal 2007 or the first six months in fiscal 2008, which totaled $45.0 million at both June 29, 2008 and July 1, 2007. Changes in accrued expenses, other assets and liabilities and other items, net, totaled $0.06 million in the six months ended June 29, 2008, and primarily related to timing of payments for tax, restructuring, and salary and benefits.

Investing Activities. Net cash used in continuing operations investing activities was $104.7 million for the six months ended June 29, 2008, compared to $58.8 million of cash used in continuing operations investing activities for the six months ended July 1, 2007. For the six months ended June 29, 2008, we used $74.8 million of net cash for acquisitions and used $11.6 million in related transaction costs, earn-out payments, acquired licenses and other costs in connection with these and other transactions. Capital expenditures for the six months ended June 29, 2008 were $19.4 million, mainly in the areas of tooling and other capital equipment purchases, in addition to improvements in our amorphous silicon facility within our Optoelectronics segment. Also included were payments of $0.1 million related to business development costs. These cash outflows were partially offset by $1.2 million from the sale of investments.

Financing Activities. Net cash used in continuing operations financing activities was $7.5 million for the six months ended June 29, 2008, as compared to $71.1 million of cash used in continuing operations financing activities for the six months ended July 1, 2007. In the six months ended June 29, 2008, we repurchased approximately 17.5 thousand shares of our common stock at a total cost of $0.4 million to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards. This compares to repurchases of approximately 6.0 million shares of our common stock in the open market for the six months ended July 1, 2007 for an aggregate of $147.1 million, including commissions. This use of cash was offset by proceeds from common stock option exercises of $18.4 million and the related tax benefit. During the six months ended June 29, 2008, debt borrowings from our amended senior unsecured revolving credit facility totaled $365.5 million, proceeds from the issuance of our seven-year senior subordinated notes at a rate of 6% totaled $150.0 million, which was offset by debt reductions to our credit facilities, with aggregate payments of $510.5 million. This compares to debt reductions in the six months ended July 1, 2007 of $49.7 million. We also paid $11.7 million to settle forward interest rate contracts, with notional amounts totaling $150.0 million and a weighted average interest rate of 4.25% and $1.8 million for debt issuance costs during the six months ended June 29, 2008. In addition, we paid $16.5 million in dividends for the six months ended June 29, 2008.

Borrowing Arrangements

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, we entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety our previous senior revolving credit agreement dated as of October 31, 2005. During the first quarter of 2008, we exercised our option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $14.0 million were issued under the previous facility, which are treated as issued under the amended facility. We use the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of June 29 2008 was 40 basis points. The weighted average Eurocurrency interest rate as of June 29, 2008 was 2.48%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 2.88%. We had drawn down approximately $371.0 million of borrowings in U.S. Dollars under the facility as of June 29, 2008, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, and which are consistent with those financial covenants contained in our previous senior revolving credit agreement. The financial covenants in our amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if our credit rating is down-graded below investment grade. We were in compliance with all applicable covenants as of June 29, 2008.

Unsecured Interim Credit Facility. On November 14, 2007, we entered into a $300.0 million unsecured interim credit facility. We entered into this unsecured interim credit facility in order to pay the purchase price and transactional expenses of the ViaCell acquisition. This unsecured interim credit facility matured on March 31, 2008, at which point all amounts outstanding were due in full. On March 28, 2008, we paid in full the outstanding balance on the unsecured interim credit facility of $300.0 million. The source of funds for the repayment was comprised of our cash and cash equivalents, and borrowings under our amended and restated senior unsecured revolving credit facility.

6% Senior Unsecured Subordinated Notes. On May 30, 2008, we issued and sold seven-year senior subordinated notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior subordinated notes is payable semi-annually on May 30th and November 30th. We may redeem some or all of our 6% senior subordinated notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The debt is subordinated to our amended and restated senior unsecured revolving credit facility and other existing and future senior indebtedness. The financial covenants in our 6% senior subordinated notes include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if our credit rating is down-graded below investment grade. We were in compliance with all applicable covenants as of June 29, 2008.

During the fourth quarter of 2007, we entered into forward interest rate contracts, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%. These contracts are intended to hedge movements in interest rates prior to our forecasted debt issuance in 2008. We had accumulated net derivative losses of $13.5 million, net of taxes of 8.7 million, in other comprehensive income as of June 29, 2008 and $5.3 million, net of taxes of $3.5 million, as of December 30, 2007, related to these cash flow hedges. The net derivative losses will be amortized into interest expense when the hedged exposure affects interest expense. We settled half of the forward interest rate contracts, with notional amounts totaling $150.0 million, upon the issuance of our 6% senior subordinated notes in May 2008, for a loss of $8.4 million, net of taxes of $5.4 million. As of June 29, 2008, $0.2 million of these derivative losses were amortized into interest expense to coincide with the issuance of the 6% senior subordinated notes in May 2008. The remaining forward interest rate contracts, with notional amounts totaling $150.0 million, have a future dated settlement to coincide with our additional forecasted debt issuance in 2008.

Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into interest expense on the consolidated financial statements. During the six months ended June  29, 2008, there were no cash flow hedges that were discontinued or dedesignated, and we did not recognize any ineffectiveness.

Off-Balance Sheet Arrangements

Receivables Securitization Facility

During 2001, we established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third party financial institution. Under this arrangement, we sold, on a revolving basis, certain of our accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third party financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. Our consolidated subsidiary retains the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts has been provided for on our balance sheet. The amount of receivables sold and outstanding with the third party financial institution may not exceed $65.0 million. Under the terms of this arrangement, our consolidated subsidiary retains collection and administrative responsibilities for the balances. The aggregate amount of receivables sold to the consolidated subsidiary was $71.6 million as of June 29, 2008 and $79.0 million as of December 30, 2007. At each of June 29, 2008 and December 30, 2007, an undivided interest of $45.0 million in the receivables had been sold to the third party financial institution under this arrangement. The remaining interest in receivables of $26.6 million and $34.0 million that were sold to and held by the consolidated subsidiary were included in accounts receivable in the consolidated financial statements at June 29, 2008 and December 30, 2007, respectively.

The agreement requires the third party financial institution to be paid interest during the period from the date the receivable is sold to its maturity date. At June 29, 2008, the effective interest rate was LIBOR plus approximately 65 basis points. The servicing fees received constitute adequate compensation for services performed. No servicing asset or liability is therefore recorded. The agreement also includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At June 29, 2008, we had a senior unsecured credit rating of BBB, with a stable outlook from Standard & Poor’s Rating Services, and of Baa3, with a stable outlook from Moody’s Investors Service. In January 2008, our consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization facility to January  23, 2009.

Dividends

Our Board declared regular quarterly cash dividends of seven cents per share in the first two quarters of 2008 and in each quarter of 2007.

Contractual Obligations

The following table summarizes our contractual obligations as of June 29, 2008, including the addition of our 6% senior unsecured subordinated notes:

	Operating Leases	Amended Sr. Unsecured Revolving Credit Facility Maturing 2012(1)	6.0% Sr. Subordinated Notes Maturing 2015(2)	Other Revolving Debt Facilities(1)	Employee Benefit Plans	FIN No. 48 Liability(3)	Total
	(In thousands)
2008	$23,369	$—	$—	$43	$12,768	$26,592	$62,772
2009	34,813	—	—	—	26,390	—	61,203
2010	26,135	—	—	59	26,601	—	52,795
2011	20,168	—	—	—	27,081	—	47,249
2012	18,696	371,000	—	—	27,747	—	417,443
Thereafter	120,034	—	150,000	—	152,875	—	422,909

Total	$243,215	$371,000	$150,000	$102	$273,462	$26,592	$1,064,371

(1)	The credit facility borrowings carry variable interest rates; the amounts do not contemplate interest obligations.
(2)	For the purposes of this table, the obligation has been calculated without interest obligations.
(3)	The FIN No. 48 amount includes accrued interest, net of tax benefits, and penalties. We have excluded $35.1 million, including accrued interest, net of tax benefits, and penalties, from the amount related to our uncertain tax positions as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

Effects of Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, and expands the related disclosure requirements. Under the standard, fair value measurements are to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines fair value based upon an exit price model. The FASB also issued FASB Staff Position (“FSP”) No. 157-2 in February 2008 (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. We adopted SFAS No. 157 as of December 31, 2007, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. See Note 17 to our financial statements included in this quarterly report for additional details.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the U.S. Generally Accepted Accounting Principles (“GAAP”) hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the requirements of SFAS No. 162 and have determined that it will not have a significant impact on our determination or reporting of financial results.

Effects of Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under SFAS No. 141(R), acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; IPR&D will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Early adoption is not permitted. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. We will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009. We are currently evaluating the requirements of SFAS No. 141(R) and have not yet determined the impact of its adoption on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, financial performance, and cash flows. SFAS No. 161 also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and cross-referencing within footnotes. We will be required to adopt SFAS No. 161 in the first quarter of fiscal year 2009. We are currently evaluating the requirements of SFAS No. 161 and have not yet determined the impact of its adoption on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other accounting principles. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. We will be required to adopt FSP No. 142-3 in the first quarter of fiscal year 2009. We are currently evaluating the requirements of FSP No. 142-3 and have not yet determined the impact of its adoption on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure is not materially different from the disclosure provided under the heading, “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” in our 2007 Form 10-K.

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

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $115.6 million and $183.4 million as of June 29, 2008 and July 1, 2007, respectively. The approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days during both 2008 and 2007.

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

Foreign Currency Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” of our 2007 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.

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

During the fourth quarter of 2007, we entered into forward interest rate contracts, with notional amounts totaling $300.0 million, and a weighted average interest rate of 4.25%. These contracts are intended to hedge movements in interest rates prior to our forecasted debt issuance in 2008. We had accumulated net derivative losses of $13.5 million, net of taxes of $8.7 million, in other comprehensive income as of June 29, 2008 and $5.3 million, net of taxes of $3.5 million, as of December 30, 2007, related to these cash flow hedges. The net derivative losses will be amortized into interest expense when the hedged exposure affects interest expense. We settled half of the forward interest rate contracts, with notional amounts totaling $150.0 million, upon the issuance of our 6% senior subordinated notes in May 2008, for a loss of $8.4 million, net of taxes of $5.4 million. As of June 29, 2008, $0.2 million of these derivative losses were amortized into interest expense to coincide with the issuance of our 6% senior subordinated notes in May 2008. The remaining forward interest rate contracts, with notional amounts totaling $150.0 million, have a future dated settlement to coincide with our additional forecasted debt issuance in 2008.

Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into interest expense on the consolidated financial statements. During the six months ended June 29, 2008, there were no cash flow hedges that were discontinued or dedesignated, and no ineffectiveness was recognized.

Interest Rate Risk—Sensitivity. Our 2007 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. We refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” in our 2007 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended June 29, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of our quarter ended June 29, 2008, our Chief Executive Officer and our Acting Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PharmaStem Therapeutics, Inc. (“PharmaStem”) filed a complaint dated February 22, 2002 against ViaCell, Inc., which is now our wholly owned subsidiary, and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem I”). After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that ViaCell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. However, the United States Supreme Court denied certiorari in March 2008, so the decision by the United States Court of Appeals for the Federal Circuit in favor of ViaCell is final and non-appealable. PharmaStem had also filed a second complaint against ViaCell and other defendants in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem II”). We believe that the issues presented in PharmaStem II, which was subsequently consolidated in the District of Delaware with similar cases brought by PharmaStem against other family cord blood banks, are substantially the same as the issues presented in PharmaStem I, and that ViaCell does not infringe the patents at issue in the second case and that those patents are invalid for the same reasons as cited by the Court of Appeals in PharmaStem I. The Delaware court granted ViaCell’s motion in October 2005 to stay the proceedings in PharmaStem II pending the outcome of PharmaStem I and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. Following reexamination of United States Patents No. 5,004,681, 6,461,645 and 6,569,427, the U.S. PTO issued notices stating that all claims of these three United States Patents have been cancelled. Reexamination of United States Patent No. 5,192,553 by the U.S. PTO is ongoing. ViaCell has informed the Delaware Court overseeing PharmaStem II that the Federal Circuit had ruled in its favor in the PharmaStem I case, and that the Federal Circuit’s decision in the PharmaStem I case is final and non-appealable given the denial of certiorari by the United States Supreme Court. The Delaware Court has yet to take any action in response to these notices.

We believe we have meritorious defenses to these lawsuits and other proceedings, and we are contesting the actions vigorously in all of the above unresolved matters. We are currently unable, however, to determine whether resolution of any of these matters will have a material adverse impact on our consolidated financial statements.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at June 29, 2008 should not have a material adverse effect on our consolidated financial statements. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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

We have in the past, and may in the future, supplement our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as ViaCell, Inc., acquired in November 2007, the Newborn Metabolic Screening Business from Pediatrix Medical Group, Inc., acquired in

February 2008, LabMetrix Technologies S.A., acquired in March 2008, and VaConics Lighting, Inc., acquired in May 2008. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

•	competition among buyers and licensees,

•	the high valuations of businesses and technologies,

•	the need for regulatory and other approval, and

•	our inability to raise capital to fund these acquisitions.

Some of the businesses we may seek to acquire may be unprofitable or marginally profitable. Accordingly, the earnings or losses of acquired businesses may dilute our earnings. For these acquired businesses to achieve acceptable levels of profitability, we would have to improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations, such as incompatible management, information or other systems, cultural differences or difficulties in predicting financial results. As a result, our financial results may differ from our forecasts or the expectations of the investment community in a given quarter or over the long term.

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

Given the nature of the markets in which we participate, we cannot reliably predict future sales and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. Thus, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	adverse changes in the level of economic activity in regions in which we do business,

•	decline in general economic conditions or government funding,

•	adverse income tax audit settlements,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	adverse changes in industries, such as pharmaceutical and biomedical,

•	changes in the portions of our sales represented by our various products and customers,

•	delays or problems in the introduction of new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	increased costs of raw materials, energy or supplies, and

•	changes in the volume or timing of product orders.

A significant disruption in third-party package delivery and import/export services, or significant increases in prices for those services, could interfere with our ability to ship products, increase our costs and lower our profitability.

We ship a significant portion of our products to our customers through independent package delivery and import/export companies, including UPS and Federal Express in the United States, UPS and DHL in Europe and UPS in Asia. We also ship our products through other carriers, including national trucking firms, overnight carrier services and the U.S. Postal Service. If one or more of the package delivery or import/export providers experiences a significant disruption in services or institutes a significant price increase, the delivery of our products could be prevented or delayed. Such events could cause us to incur increased shipping costs that could not be passed on to our customers, negatively impacting our profitability and our relationships with certain of our customers.

Disruptions in the supply of raw materials and supplies from our limited or single source suppliers could have an adverse effect on the results of our business operations, and could damage our relationships with customers.

The production of our products requires a wide variety of raw materials and supplies that are generally available from alternate sources of supply. However, certain critical raw materials and supplies required for the production of some of our principal products are available from limited or single sources of supply. We generally have multi-year contracts with no minimum purchase requirements with these suppliers, but those contracts may not fully protect us from a failure by certain suppliers to supply critical materials or from the delays inherent in being required to change suppliers and, in some cases, validate new raw materials. Such raw materials and supplies could usually be obtained from alternative sources with the potential for an increase in price, decline in quality or delay in delivery. A prolonged inability to obtain certain raw materials or supplies is possible and could have an adverse effect on our business operations, and could damage our relationships with customers.

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

Some of the products produced by our Life and Analytical Sciences segment are subject to regulation by the United States Food and Drug Administration and similar agencies internationally. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales, resales and distribution. If we fail to comply with those regulations or those of similar international agencies, we may have to recall products, cease their manufacture and distribution, and may be subject to fines or criminal prosecution. Other aspects of our operations are subject to regulation by different government agencies in the United States and other countries. If we fail to comply with those regulations, we could be subject to fines, penalties, criminal prosecution or other sanctions.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal quarter ended June 29, 2008. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

Our amended senior unsecured revolving credit facility and 6% senior unsecured subordinated notes contain, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These debt instruments include restrictions on our ability and the ability of our subsidiaries to:

•	pay dividends on, redeem or repurchase our capital stock,

•	sell assets,

•	incur obligations that restrict their ability to make dividend or other payments to us,

•	guarantee or secure indebtedness,

•	enter into transactions with affiliates, and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

We are also required to meet specified financial ratios under the terms of our debt instruments. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition.

Our failure to comply with any of these restrictions in our amended senior unsecured revolving credit facility and 6% senior unsecured subordinated notes may result in an event of default under either or both of these debt instruments, which could permit acceleration of the debt under either or both debt instruments, and require us to prepay that debt before its scheduled due date.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of June 29, 2008, our total assets included $1.9 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

Adverse changes in our business or the failure to grow our Life and Analytical Sciences segment may result in impairment of our intangible assets, which could adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2008 – April 27, 2008	0	$0.00	0	1,949,208
April 28, 2008 – May 25, 2008	0	$0.00	0	1,949,208
May 26, 2008 – June 29, 2008	0	$0.00	0	1,949,208

Activity for quarter ended June 29, 2008	0	$0.00	0	1,949,208

(1)	On November 6, 2006, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 25, 2010 unless this authorization is terminated earlier by our Board and may be suspended or discontinued at any time. We did not repurchase any shares of our common stock under the Repurchase Program during the first six months of fiscal 2008. Approximately 1.9 million shares of our common stock remain available for repurchase from the 10.0 million shares authorized by our Board under the Repurchase Program.

Item 4.	Submission of Matters to a Vote of Security Holders

Information regarding matters submitted to a vote of security holders during the quarter ended June 29, 2008 at our annual meeting of shareholders held April 22, 2008 is set forth under the heading “Item 4. Submission of Matters to a Vote of Security Holders” in our quarterly report on Form 10-Q for the quarter ended March 30, 2008.

Item 6.	Exhibits

10.1	Employment Agreement by and between Joel S. Goldberg and PerkinElmer, Inc. dated as of July 21, 2008 is attached hereto as Exhibit 10.1.

10.2	The First Amendment to the Credit Agreement, dated as of May 30, 2008, among PerkinElmer, Inc. and Wallac Oy as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc. and HSBC Bank USA, National Association, as Co-Syndication Agents, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Lenders party thereto, is attached hereto as Exhibit 10.2.

10.3	Note Purchase Agreement dated as of May 30, 2008 by and among PerkinElmer, Inc. and the Northwestern Mutual Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, Aviva Life and Annuity Company, American Investors Life Insurance Company, the Lincoln National Life Insurance Company, Physicians Life Insurance Company, Hartford Life and Accident Insurance Company, Allianz Life Insurance Company of North America, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Hakone Fund II LLC, Great-West Life & Annuity Insurance Company, Knights of Columbus, the Ohio National Life Insurance Company and Ohio National Life Assurance Corporation was filed with the Commission on June 4, 2008 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/s/ MICHAEL L. BATTLES
Michael L. Battles Acting Chief Financial Officer (Principal Financial Officer) Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

August 8, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Name

10.1	Employment Agreement by and between Joel S. Goldberg and PerkinElmer, Inc. dated as of July 21, 2008 is attached hereto as Exhibit 10.1.

10.2	The First Amendment to the Credit Agreement, dated as of May 30, 2008, among PerkinElmer, Inc. and Wallac Oy as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc. and HSBC Bank USA, National Association, as Co-Syndication Agents, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Lenders party thereto, is attached hereto as Exhibit 10.2.

10.3	Note Purchase Agreement dated as of May 30, 2008 by and among PerkinElmer, Inc. and the Northwestern Mutual Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, Aviva Life and Annuity Company, American Investors Life Insurance Company, the Lincoln National Life Insurance Company, Physicians Life Insurance Company, Hartford Life and Accident Insurance Company, Allianz Life Insurance Company of North America, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Hakone Fund II LLC, Great-West Life & Annuity Insurance Company, Knights of Columbus, the Ohio National Life Insurance Company and Ohio National Life Assurance Corporation was filed with the Commission on June 4, 2008 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.