Form 10-Q
period 2008-09-28
PERKINELMER INC
filed 2008-11-07
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☑

As of November 4, 2008, there were outstanding 118,107,311 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands, except per share data)
Sales	$505,117	$435,668	$1,516,096	$1,275,858
Cost of sales	293,957	257,167	887,719	764,689
Selling, general and administrative expenses	131,118	106,406	406,217	317,528
Research and development expenses	27,526	27,691	86,534	82,848
Restructuring and lease charges (reversals), net	7,214	(1,432)	6,909	7,553
Gains on settlement of insurance claim	—	—	—	(15,346)
In-process research and development charges	—	—	—	1,502

Operating income from continuing operations	45,302	45,836	128,717	117,084
Interest and other expense, net	6,050	5,280	16,308	11,476

Income from continuing operations before income taxes	39,252	40,556	112,409	105,608
(Benefit from) provision for income taxes	(4,506)	9,454	13,482	26,384

Net income from continuing operations	43,758	31,102	98,927	79,224
Loss from discontinued operations, net of income taxes	—	—	(4,166)	—
Gain (loss) on disposition of discontinued operations, net of income taxes	8,144	(357)	985	(100)

Net income	$51,902	$30,745	$95,746	$79,124

Basic earnings (loss) per share:
Continuing operations	$0.37	$0.26	$0.84	$0.66
Loss from discontinued operations, net of income taxes	—	—	(0.04)	—
Gain (loss) on disposition of discontinued operations, net of income taxes	0.07	—	0.01	—

Net income	$0.44	$0.26	$0.81	$0.66

Diluted earnings (loss) per share:
Continuing operations	$0.37	$0.26	$0.83	$0.65
Loss from discontinued operations, net of income taxes	—	—	(0.03)	—
Gain (loss) on disposition of discontinued operations, net of income taxes	0.07	—	0.01	—

Net income	$0.43	$0.26	$0.80	$0.65

Weighted average shares of common stock outstanding:
Basic	118,347	117,583	117,821	119,393
Diluted	119,609	119,453	119,029	121,135
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 28, 2008	December 30, 2007
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$188,808	$203,348
Accounts receivable, net	345,251	337,659
Inventories, net	218,868	202,394
Other current assets	111,480	98,797
Current assets of discontinued operations	664	750

Total current assets	865,071	842,948

Property, plant and equipment, net:
At cost	610,034	579,771
Accumulated depreciation	(400,919)	(378,885)

Property, plant and equipment, net	209,115	200,886
Marketable securities and investments	4,141	5,919
Intangible assets, net	466,821	479,209
Goodwill	1,419,010	1,355,656
Other assets, net	55,757	59,451
Long-term assets of discontinued operations	1,343	5,268

Total assets	$3,021,258	$2,949,337

Current liabilities:
Short-term debt	$40	$562
Accounts payable	184,857	186,388
Accrued restructuring and integration costs	13,416	12,821
Accrued expenses	317,434	346,778
Current liabilities of discontinued operations	5,222	1,049

Total current liabilities	520,969	547,598

Long-term debt	544,050	516,078
Long-term liabilities	321,155	310,384

Total liabilities	1,386,174	1,374,060

Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 118,084,000 and 117,585,000 shares at September 28, 2008 and December 30, 2007, respectively	118,084	117,585
Capital in excess of par value	256,819	257,850
Retained earnings	1,213,052	1,142,135
Accumulated other comprehensive income	47,129	57,707

Total stockholders’ equity	1,635,084	1,575,277

Total liabilities and stockholders’ equity	$3,021,258	$2,949,337

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(In thousands)
Operating activities:
Net income	$95,746	$79,124
Add: loss from discontinued operations, net of income taxes	4,166	—
Add: (gain) loss on disposition of discontinued operations, net of income taxes	(985)	100

Net income from continuing operations	98,927	79,224
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Restructuring and lease charges, net	6,909	7,553
Depreciation and amortization	67,641	57,144
Stock-based compensation	13,758	10,625
Amortization of deferred debt issuance costs	1,431	221
Gains on settlement of insurance claim	—	(15,346)
Gains on dispositions, net	(1,158)	(697)
In-process research and development charges	—	1,502
Amortization of acquired inventory revaluation	—	2,492
Changes in operating assets and liabilities which (used) provided cash, excluding effects from companies purchased and divested:
Accounts receivable, net	(440)	2,308
Inventories, net	(15,284)	(8,861)
Accounts payable	(5,003)	(1,949)
Accrued expenses and other	(35,965)	(23,743)

Net cash provided by operating activities of continuing operations	130,816	110,473
Net cash used in operating activities of discontinued operations	(3,547)	(114)

Net cash provided by operating activities	127,269	110,359
Investing activities:
Capital expenditures	(33,418)	(37,988)
Proceeds from dispositions of property, plant and equipment, net	—	10,787
Proceeds from surrender of life insurance policies	—	1,601
Changes in restricted cash balances	334	—
Payments for business development activity	(160)	(1,140)
Proceeds from disposition of investments, net	1,158	1,029
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(87,252)	(44,016)

Net cash used in investing activities of continuing operations	(119,338)	(69,727)
Net cash (used in) provided by investing activities of discontinued operations	(68)	800

Net cash used in investing activities	(119,406)	(68,927)
Financing activities:
Payments on debt	(531,500)	(182,431)
Proceeds from borrowing	409,500	271,462
Proceeds from sale of senior debt	150,000	—
Payment of debt issuance costs	(1,969)	(415)
Settlement of cash flow hedges	(11,702)	—
Decrease in other credit facilities	(511)	(861)
Tax benefit from exercise of common stock options	359	5,987
Proceeds from issuance of common stock under stock plans	43,435	30,223
Purchases of common stock	(57,139)	(176,031)
Dividends paid	(24,805)	(25,410)

Net cash used in financing activities	(24,332)	(77,476)

Effect of exchange rate changes on cash and cash equivalents	1,929	5,886

Net decrease in cash and cash equivalents	(14,540)	(30,158)
Cash and cash equivalents at beginning of period	203,348	191,059

Cash and cash equivalents at end of period	$188,808	$160,901

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with the accounting principles generally accepted in the United States (the “U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of these financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited financial statements in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the Company’s financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2007, filed with the SEC (the “2007 Form 10-K”). The balance sheet amounts at December 30, 2007 in this report were derived from the Company’s audited 2007 financial statements included in the 2007 Form 10-K. The financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the nine months ended September 28, 2008 and September 30, 2007, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments, and the volatility in earnings caused by measuring related financial assets and liabilities differently. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted SFAS No. 159 as of December 31, 2007, and to date has not elected to measure any additional financial instruments and other items at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s short-term and long-term debt obligations and trade accounts receivable and accounts payable, are still reported at their carrying values. Any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159.

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF No. 06-10”). EITF No. 06-10 provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The Company adopted EITF No. 06-10 as of December 31, 2007 and the adoption did not have an impact on its consolidated financial statements.

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

Note 2: Acquisitions

Acquisition of VaConics Lighting, Inc. In May 2008, the Company acquired specified assets and assumed specified liabilities of VaConics Lighting, Inc. (“VaConics”), a leading provider of custom and standard ceramic Xenon arc lamps. This acquisition is expected to expand the Company’s Xenon lighting technology by increasing the Company’s offerings of lamp operations that include mobile phone cameras, medical endoscopes, surgical headlamps, forensic analyses, video projectors, searchlights, and infrared lighting. Consideration for this transaction was approximately $3.9 million in cash. During the second quarter of fiscal year 2008, the Company paid VaConics approximately $0.1 million for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible. The operations for this acquisition are reported within the results of the Company’s Optoelectronics segment from the acquisition date.

Acquisition of LabMetrix Technologies S.A. In March 2008, the Company acquired all of the stock of LabMetrix Technologies S.A. (“LabMetrix”) and acquired specified assets and assumed specified liabilities of LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc., a provider of metrology-based multi-vendor analytical instrument qualification solutions. This acquisition is expected to add technology, tools, processes and compliance expertise to the Company’s suite of OneSource® laboratory services by strengthening its support of customers in a wide range of industries including the pharmaceutical, medical device, food, toy and other consumer goods industries. Consideration for this transaction was approximately $4.3 million in cash plus potential additional contingent consideration. The Company determined that $1.9 million of the contingent consideration was probable and recorded the accrual at the date of acquisition. During the third quarter of fiscal year 2008, the Company received approximately $0.1 million from the former shareholders of LabMetrix for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill. None of the goodwill related to the LabMetrix acquisition is tax deductible and all of the goodwill related to the LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc. acquisitions is tax deductible. The operations for this acquisition are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

Acquisition of Newborn Metabolic Screening Business from Pediatrix Medical Group, Inc. In February 2008, the Company acquired the outstanding stock of Pediatrix Screening, Inc., which constituted the newborn metabolic screening business of Pediatrix Medical Group, Inc., and is now known as PerkinElmer Genetics, Inc. (“PKI Genetics”). PKI Genetics provides neonatal screening and consultative services to hospitals, medical groups and various states. This acquisition is expected to expand the Company’s capabilities to supply state laboratories and other agencies with comprehensive newborn screening solutions. Consideration for this transaction was approximately $66.3 million in cash. During the second quarter of fiscal year 2008, the Company received approximately $0.3 million from Pediatrix Medical Group, Inc. for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, which may be tax deductible if elected by the Company. The operations for this acquisition are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

Acquisition of ViaCell, Inc. In November 2007, the Company completed a tender offer for all of the outstanding shares of common stock of ViaCell, Inc. (“ViaCell”), at a price of $7.25 per share. ViaCell specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. The addition of ViaCell’s ViaCord® product offering for the preservation of umbilical cord blood, and its sales and marketing organization, has facilitated the expansion of the Company’s neonatal and prenatal businesses. Aggregate consideration for this transaction was approximately $295.8 million in cash, which excludes $31.8 million in acquired cash. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The operations for this acquisition are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

Following the ViaCell acquisition, the Company committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions and the partial closure of an excess facility. Through the second quarter of fiscal year 2008, the Company recorded a $2.4 million liability for severance and the partial closure of an excess facility with a corresponding adjustment to goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF No. 95-3”). The Company finalized the integration plan and all actions related to this plan as of June 29, 2008.

Following the ViaCell acquisition, the Company’s Board of Directors (the “Board”) approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focused on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focused on the development and sale of unrestricted somatic stem cell products which are derived from umbilical cord blood. The Company determined that both businesses do not strategically fit with the other products offered by the Life and Analytical Sciences segment. The Company also determined that without investing capital into the operations of both businesses, the Company could not effectively compete with larger companies that focus on the market for such products. After careful consideration, the Company decided in the second quarter of fiscal year 2008 to close the ViaCyteSM and Cellular Therapy Technology businesses, recording a pre-tax loss of $8.3 million for severance and facility closure costs. The Company has classified the results and closure of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements. See Note 11, below, for additional details.

The acquisitions were accounted for using the purchase method of accounting. Allocation of the purchase price for the acquisitions was based on estimates of the fair value of the net assets acquired, and is subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The excess purchase price over those assigned values was recorded as goodwill. In accordance with SFAS No. 142, goodwill is reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized over their respective estimated useful lives. See Note 13, below, for additional details.

In connection with the purchase price and related allocations, the Company estimates the fair value of deferred revenue assumed in connection with these acquisitions. The estimated fair value of deferred revenue is determined by the legal performance obligation at the date of acquisition, and is generally based on the nature of the activities to be performed and the related costs to be incurred after consummation. The fair value of an assumed liability related to deferred revenue is estimated based on the current market cost of fulfilling the obligation, plus a normal profit margin thereon. The estimated costs to fulfill the deferred revenue are based on the historical direct costs related to providing the services. The Company does not include any costs associated with selling efforts, research and development, or the related fulfillment margins on these costs. In most acquisitions, profit associated with selling efforts is excluded because the acquired entities would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating income approximates, in theory, the amount that the Company would be required to pay a third-party to assume the obligation. As a result of purchase accounting, the Company recognized the deferred revenue related to the ViaCell acquisition at fair value, and did not recognize $18.1 million of deferred revenue that would have been otherwise recognized in future periods.

As of September 28, 2008, the purchase price and related allocations for the ViaCell, PKI Genetics, LabMetrix and VaConics acquisitions were preliminary, and may be revised as a result of adjustments made to the purchase price, as well as additional information regarding assets and liabilities assumed, including contingent liabilities, deferred taxes, and revisions of preliminary estimates of fair values made at the date of purchase. The Company is not aware of any information that indicates the final purchase price allocation will differ materially from the preliminary estimates, and the Company expects to complete any outstanding asset valuations no later than one year from the date of acquisition.

As of September 28, 2008, the components of the preliminary purchase price and allocation for the acquisitions completed in fiscal year 2008 were as follows:

	PKI Genetics	LabMetrix	VaConics
	(In thousands)
Consideration and acquisition costs:
Cash payments	$66,264	$4,277	$3,882
Cash acquired	(70)	(245)	—
Deferred consideration	—	1,850	—
Working capital adjustments	(285)	(61)	66
Transaction costs	741	421	184

Total consideration and acquisition costs	$66,650	$6,242	$4,132

Allocation of purchase price:
Current assets	$2,735	$1,951	$623
Property, plant and equipment	553	437	255
Other assets	43	—	—
Identifiable intangible assets	22,300	1,800	810
Goodwill	52,392	6,071	3,001
Deferred taxes	(10,589)	(600)	—
Liabilities assumed	(784)	(3,417)	(557)

Total	$66,650	$6,242	$4,132

Note 3: Restructuring and Lease Charges (Reversals), net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of its business units. Restructuring actions were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

A description of the restructuring plans and the activity recorded for the nine months ended September 28, 2008 is listed below. Details of these plans, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 3 to the financial statements in the 2007 Form 10-K.

The purpose of the restructuring plans approved in the third quarter of fiscal year 2008 and fourth quarter of fiscal year 2007, detailed below, was principally to shift resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. The pre-tax restructuring activities associated with these plans have been reported as restructuring expenses as a component of operating expenses from continuing operations. The Company expects the impact of immediate and future cost savings from these restructuring activities on operating results and cash flows to be negligible, as the Company has incurred and will incur offsetting costs.

Q3 2008 Plan

During the third quarter of fiscal year 2008, the Company’s management approved a plan to shift resources into product lines that are more consistent with the Company’s growth strategy (the “Q3 2008 Plan”). As a result of the Q3 2008 Plan, the Company recognized a $7.5 million pre-tax restructuring charge in the Life and Analytical Sciences segment related to a workforce reduction from reorganization activities and the closure of excess facilities. The Company also recognized a $0.3 million pre-tax restructuring charge in the Optoelectronics segment related to a workforce reduction from reorganization activities. All actions related to the Q3 2008 Plan were completed by September 28, 2008.

The following table summarizes the Q3 2008 Plan activity for the nine months ended September 28, 2008:

	Headcount	Severance	Closure of Excess Facilities	Total
		(Dollars in thousands)
Balance at December 30, 2007	—	$—	$—	$—
Provision	107	6,506	1,334	7,840
Amounts paid and foreign currency translation	(55)	(1,100)	—	(1,100)

Balance at September 28, 2008	52	$5,406	$1,334	$6,740

The Company anticipates that the remaining payments of $5.4 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010, and the remaining payments of $1.3 million for the closure of the excess facilities will be paid through fiscal year 2011, in accordance with the terms of the applicable leases.

Q4 2007 Plan

During the fourth quarter of fiscal year 2007, the Company’s management approved a plan to shift resources into geographic regions and product lines that are more consistent with the Company’s growth strategy (the “Q4 2007 Plan”). As a result of the Q4 2007 Plan, the Company recognized a $4.8 million pre-tax restructuring charge in the Life and Analytical Sciences segment related to a workforce reduction from reorganization activities. The Company also recognized a $4.8 million pre-tax restructuring charge in the Optoelectronics segment related to a workforce reduction and the partial closure of a facility, which was offset by the recognition of a $2.2 million deferred gain from the sale-leaseback of that facility during the fiscal year 2001. All actions related to the Q4 2007 Plan were completed by December 30, 2007.

The following table summarizes the Q4 2007 Plan activity for the nine months ended September 28, 2008:

	Headcount	Severance	Partial Closure of Excess Facility	Total
		(Dollars in thousands)
Balance at December 30, 2007	59	$4,268	$4,328	$8,596
Amounts paid, amortization of deferred gain and foreign currency translation	(59)	(3,251)	(910)	(4,161)
Changes in estimates	—	(279)	699	420

Balance at September 28, 2008	—	$738	$4,117	$4,855

During the third quarter of fiscal year 2008, the Company recorded a reversal of $0.3 million primarily due to lower than expected employee separation costs associated with the Company’s Life and Analytical Sciences segment. The Company also recorded an additional charge of $0.7 million due to higher than expected costs associated with the partial closure of a facility within the Company’s Optoelectronics segment. The Company anticipates that the remaining payments of $0.7 million for workforce reductions will be completed by the end of the first quarter of fiscal year 2009, and the remaining payments of $4.1 million for the partial closure of the excess facility will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

ViaCell Plan

Following the ViaCell acquisition, the Company committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions and the partial closure of an excess facility (the “ViaCell Plan”). Through the second quarter of fiscal year 2008, the Company recorded a $2.4 million liability for severance and the partial closure of an excess facility with a corresponding adjustment to goodwill in accordance with EITF No. 95-3. The Company finalized the integration plan and all actions related to this plan as of June 29, 2008.

The following table summarizes the ViaCell Plan activity for the nine months ended September 28, 2008:

	Headcount	Severance	Partial Closure of Excess Facility	Total
		(Dollars in thousands)
Balance at December 30, 2007	5	$1,184	$—	$1,184
Provision	6	419	810	1,229
Amounts paid	(8)	(1,157)	(339)	(1,496)

Balance at September 28, 2008	3	$446	$471	$917

The Company anticipates that the remaining payments of approximately $0.4 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2009, and the remaining payments of $0.5 million for the partial closure of the excess facility will be paid through fiscal year 2014, in accordance with the terms of the applicable lease.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from the fiscal years 2001 through the first quarter of fiscal year 2007 were workforce reductions related to the integration of the Company’s Life Sciences and Analytical Instruments businesses, which is now the Company’s Life and Analytical Sciences segment, in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Life and Analytical Sciences and Optoelectronics segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During the nine months ended September 28, 2008, the Company paid $0.7 million related to these plans. During the third quarter of fiscal year 2008, the Company recorded a reversal of $1.0 million related to lower than expected costs associated with severance of several of these plans. As of September 28, 2008, the Company had approximately $1.3 million of remaining liabilities associated with restructuring and integration plans from the fiscal years 2001 through the first quarter of fiscal year 2007, primarily relating to remaining lease obligations related to those closed facilities in the Life and Analytical Sciences segment. The remaining terms of these leases vary in length and will be paid through fiscal year 2011. The Company anticipates that the remaining severance payments will be completed by the end of fiscal year 2009.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, the Company was required to guarantee the obligations that the buyer of the business assumed related to the lease for the building in which the business operates. The lease obligations continue through March 2011. While the Company assigned its interest in the lease to the buyer at the time of the sale of the business, in the event the buyer defaults under the lease, the Company is responsible for all remaining lease payments and certain other building related expenses. As an additional measure to facilitate the sale of the business, the Company obtained a letter of credit as partial security for a loan to the buyer, which could have been drawn upon by the buyer’s lender in the event the buyer was delinquent in repayment of the loan. During the second quarter of fiscal year 2007, the lessor of the building began the process to evict the buyer as a result of unpaid lease payments and building expenses and sought reimbursement from the Company. As a result of this action, the Company recorded a charge of $4.5 million related to payments for this lease obligation and the potential drawdown of the letter of credit. During the third quarter of fiscal year 2007, the buyer completed a recapitalization of the business with another lender. The proceeds of the recapitalization were used to pay off the remaining balance on the original securitized loan, as well as to make certain payments to the landlord for back rent and other obligations arising under the lease. The Company was also released from its obligation under the letter of credit on the original securitized loan. As a result of these actions, the Company recorded a reversal of $1.4 million related to payments for this lease obligation and the release of the letter of credit in the third quarter of fiscal year 2007. During the second quarter of fiscal year 2008, the buyer paid all delinquent lease payments and building expenses and as a result, the

Company recorded an additional reversal of $0.4 million. As of September 28, 2008, the Company was still responsible for the remaining accrual of $2.7 million, which relates to the remaining lease and building obligations through March 2011, reduced by estimated sublease rentals reasonably expected to be obtained for the property. Beginning in the third quarter of fiscal year 2008, the buyer was delinquent in making both its lease payments and payments for certain building expenses, requiring the Company to make minimum payments to date in the fourth quarter of fiscal year 2008 of $0.4 million. As a result, the remaining accrual is currently $2.3 million. The buyer also filed for bankruptcy protection on October 27, 2008.

Note 4: Interest and Other Expense, net

Interest and other expense, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Interest income	$(1,064)	$(1,077)	$(3,249)	$(3,381)
Interest expense	6,371	4,122	18,435	9,886
Gains on dispositions of investments, net	—	(161)	(1,158)	(697)
Other expense, net	743	2,396	2,280	5,668

Total interest and other expense, net	$6,050	$5,280	$16,308	$11,476

Note 5: Inventories, net

Inventories consisted of the following:

	September 28, 2008	December 30, 2007
	(In thousands)
Raw materials	$80,068	$75,196
Work in progress	19,796	14,125
Finished goods	119,004	113,073

Total inventories, net	$218,868	$202,394

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

At September 28, 2008, the Company had gross tax effected unrecognized tax benefits of $34.8 million, of which $29.2 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect goodwill and discontinued operations. However, upon the Company’s adoption of SFAS No. 141(R) in the first quarter of fiscal year 2009, changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense, including those associated with acquisitions that closed prior to the effective date of SFAS No. 141(R).

At September 28, 2008, the Company had $5.6 million of FIN No. 48 accrued tax liabilities, including accrued interest, net of tax benefits, and penalties, which should be resolved within the next year as a result of the completion of various audits. A portion of the FIN No. 48 accrued tax liabilities could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as to income tax of numerous state and foreign jurisdictions.

During 2005, the U.S. Internal Revenue Service concluded its audit of the Company’s federal income taxes for the years 1999 through 2002. There was a single open issue related to this audit which the Company favorably resolved during the fourth quarter of 2007. During the third quarter of fiscal year 2008, the Company effectively settled several income tax audits worldwide, including Canada, the Netherlands, the U.K. and the U.S. covering various years ranging from 1998 through 2005. The closing of these audits resulted in the recognition of $15.6 million of income tax benefits in continuing operations and $8.5 million of income tax benefits in discontinued operations. In addition, tax years ranging from 1997 through 2007 remain open to examination by various state and foreign tax jurisdictions (such as China, Indonesia, the Philippines and the United Kingdom) in which the Company has significant business operations. The tax years under examination vary by jurisdiction.

Note 7: Debt

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, the Company entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety the Company’s previous senior revolving credit agreement dated as of October 31, 2005. During the first quarter of fiscal year 2008, the Company exercised its option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $14.0 million were issued under the previous facility, which are treated as issued under the amended facility. The Company uses the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of September 28, 2008 was 40 basis points. The weighted average Eurocurrency interest rate as of September 28, 2008 was 3.43%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 3.83%. The Company had drawn down approximately $394.0 million of borrowings in U.S. Dollars under the facility as of September 28, 2008, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, and which are consistent with those financial covenants contained in the Company’s previous senior revolving credit agreement. The financial covenants in the Company’s amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if the Company’s credit rating is down-graded below investment grade. The Company was in compliance with all applicable covenants as of September 28, 2008.

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

6% Senior Unsecured Notes. On May 30, 2008, the Company issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance.

The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on May 30th and November 30th. The Company may redeem some or all of its 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in the Company’s 6% senior notes include debt-to-capital ratios which, if the Company’s credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. The Company was in compliance with all applicable covenants as of September 28, 2008.

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate contracts, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%. These contracts are intended to hedge movements in interest rates prior to the Company’s forecasted debt issuance, which will need to be completed by the end of fiscal year 2008. The Company had accumulated net derivative losses of $15.1 million, net of taxes of $9.9 million, in other comprehensive income as of September 28, 2008 and $5.3 million, net of taxes of $3.5 million, as of December 30, 2007, related to these cash flow hedges. The net derivative losses will be amortized into interest expense when the hedged exposure affects interest expense. The Company settled forward interest rate contracts, with notional amounts totaling $150.0 million, upon the issuance of the 6% senior unsecured notes in May 2008, for a loss of $8.4 million, net of taxes of $5.4 million. As of September 28, 2008, $0.4 million, net of taxes of $0.3 million, of these derivative losses were amortized into interest expense to coincide with the issuance of the 6% senior unsecured notes in May 2008. The remaining forward interest rate contracts, with notional amounts totaling $150.0 million, have a future dated settlement to coincide with the Company’s additional forecasted debt issuance in fiscal year 2008.

Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into interest expense on the condensed consolidated financial statements. During the nine months ended September 28, 2008, there were no cash flow hedges that were discontinued or dedesignated, and the Company did not recognize any ineffectiveness.

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

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Number of common shares—basic	118,347	117,583	117,821	119,393
Effect of dilutive securities:
Stock options	1,182	1,816	1,140	1,680
Restricted stock	80	54	68	62

Number of common shares—diluted	119,609	119,453	119,029	121,135

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	4,846	5,422	6,274	6,935

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of the Company’s common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 9: Comprehensive Income

The components of comprehensive income, net of income taxes, consist of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Net income	$51,902	$30,745	$95,746	$79,124
Other comprehensive (loss) income:
Foreign currency translation adjustments	(35,884)	22,090	(1,096)	30,693
Pension and other postretirement benefit liability adjustments, net of income taxes	—	—	—	—
Unrealized net losses on securities, net of income taxes	(60)	(9)	(72)	(108)
Unrealized and realized losses on derivatives, net of amortization and income taxes	(1,397)	—	(9,410)	—

	(37,341)	22,081	(10,578)	30,585

Comprehensive income, net of income taxes	$14,561	$52,826	$85,168	$109,709

The components of accumulated other comprehensive income, net of income taxes, consist of the following:

	September 28, 2008	December 30, 2007
	(In thousands)
Foreign currency translation adjustments	$111,076	$112,172
Unrecognized losses and prior service costs, net of income taxes	(49,080)	(49,080)
Unrealized net losses on securities, net of income taxes	(119)	(47)
Unrealized and realized losses on derivatives, net of amortization and income taxes	(14,748)	(5,338)

Accumulated other comprehensive income, net of income taxes	$47,129	$57,707

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

Sales and operating profit by segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Life & Analytical Sciences
Sales	$373,418	$319,341	$1,127,082	$945,163
Operating income from continuing operations	29,610	29,312	88,514	88,781
Optoelectronics
Sales	131,699	116,327	389,014	330,695
Operating income from continuing operations	25,547	24,570	72,611	53,832
Corporate
Operating loss from continuing operations	(9,855)	(8,046)	(32,408)	(25,529)
Continuing Operations
Sales	$505,117	$435,668	$1,516,096	$1,275,858
Operating income from continuing operations	45,302	45,836	128,717	117,084
Interest and other expense, net (see Note 4)	6,050	5,280	16,308	11,476

Income from continuing operations before income taxes	$39,252	$40,556	$112,409	$105,608

Note 11: Discontinued Operations

As part of its continued efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 28, 2008 and December 30, 2007.

The Company recorded the following gains and losses, which have been reported as gain (loss) on disposition of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Net income (loss) on disposition of ViaCyteSM and Cellular Therapy Technology businesses	$113	$—	$(8,338)	$—
Net (loss) gain on disposition of other discontinued operations	(300)	(104)	(254)	652

Net (loss) gain on disposition of discontinued operations before income taxes	(187)	(104)	(8,592)	652
(Benefit from) provision for income taxes	(8,331)	253	(9,577)	752

Gain (loss) on disposition of discontinued operations, net of income taxes	$8,144	$(357)	$985	$(100)

Following the ViaCell acquisition, the Board approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focused on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focused on the development and sale of unrestricted somatic stem cell products which are derived from umbilical cord blood. The Company determined that both businesses do not strategically fit with the other products offered by the Life and Analytical Sciences segment. The Company also determined that without investing capital into the operations of both businesses, the Company could not effectively compete with larger companies that focus on the market for such products. After careful consideration, the Company decided in the second quarter of fiscal year 2008 to close the ViaCyteSM and Cellular Therapy Technology businesses, recording a pre-tax loss of $8.3 million for severance and facility closure costs. The Company has classified the results and closure of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements.

During each of the first nine months of fiscal years 2008 and 2007, the Company settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax loss of $0.3 million in fiscal year 2008 and a pre-tax gain of $0.7 million in fiscal year 2007. The benefit from income taxes of $9.6 million in the third quarter of fiscal year 2008 includes $8.5 million of income tax benefits related to the effective settlement of income tax audits during the quarter ended September 28, 2008.

Summary operating results of the discontinued operations for the periods prior to the planned disposition were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Sales	$—	$—	$—	$—
Costs and expenses	—	—	(4,270)	—

Operating loss from discontinued operations	—	—	(4,270)	—
Other expense, net	—	—	—	—

Loss from discontinued operations before income taxes	—	—	(4,270)	—
Benefit from income taxes	—	—	(104)	—

Loss from discontinued operations, net of income taxes	$—	$—	$(4,166)	$—

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

For the three and nine months ended September 28, 2008, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $5.5 million and $16.4 million, respectively. For the three and nine months ended September 30, 2007, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $5.2 million and $14.5 million, respectively. The total income tax benefit recognized in the condensed consolidated income statements for stock-based compensation was $1.8 million and $5.4 million for the three and nine months ended September 28, 2008, respectively. The total income tax benefit recognized in the condensed consolidated income statements for stock-based compensation was $1.8 million and $5.1 million for the three and nine months ended September 30, 2007, respectively. Stock-based compensation costs capitalized as part of inventory were approximately $0.2 million and $0.3 million as of September 28, 2008 and September 30, 2007, respectively.

Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three and Nine Months Ended
	September 28, 2008	September 30, 2007
Risk-free interest rate	2.6%	4.9%
Expected dividend yield	1.2%	1.2%
Expected lives	4 years	4 years
Expected stock volatility	28%	36%

The following table summarizes stock option activity for the nine months ended September 28, 2008:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares in thousands)		(In years)	(In millions)
Outstanding at December 30, 2007	11,246	$24.41
Granted	1,662	25.16
Exercised	(2,216)	19.60
Canceled	(726)	36.15
Forfeited	(390)	24.28

Outstanding at September 28, 2008	9,576	$24.77	3.7	$39.5

Exercisable at September 28, 2008	6,707	$24.94	2.9	$29.4

Vested and expected to vest in the future	8,105	$24.77	3.7	$33.4

The weighted-average grant-date fair value of options granted for the three and nine months ended September 28, 2008 were $6.59 and $5.88, respectively. The weighted-average grant-date fair value of options granted for the three and nine months ended September 30, 2007 were $8.57 and $7.50, respectively. The total intrinsic value of options exercised for the three and nine months ended September 28, 2008 was $11.1 million and $19.1 million, respectively. The total intrinsic value of options exercised for the three and nine months ended September 30, 2007 was $17.0 million and $23.5 million, respectively. Cash received from option exercises for the nine months ended September 28, 2008 and September 30, 2007 was $43.4 million and $30.2 million, respectively. The related tax benefit classified as a financing cash inflow was $0.4 million and $6.0 million for the nine months ended September 28, 2008 and September 30, 2007, respectively.

There was $10.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of September 28, 2008. This cost is expected to be recognized over a weighted-average period of 1.8 fiscal years and will be adjusted for any future changes in estimated forfeitures.

The following table summarizes total compensation recognized related to the stock options, which is a function of current and prior year awards and net of estimated forfeitures, included in the Company’s condensed consolidated income statements for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Cost of sales	$359	$378	$948	$928
Research and development expenses	32	133	265	428
Selling, general and administrative and other expenses	2,085	1,877	5,010	5,362

Compensation expense related to stock options	2,476	2,388	6,223	6,718
Less: income tax benefit	(764)	(775)	(1,922)	(2,189)

Net compensation expense related to stock options	$1,712	$1,613	$4,301	$4,529

Restricted Stock Awards: The following table summarizes restricted stock award activity for the nine months ended September 28, 2008:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at December 30, 2007	377	$22.84
Granted	246	25.38
Vested	(12)	20.18
Forfeited	(84)	24.25

Nonvested at September 28, 2008	527	$23.86

The weighted-average grant-date fair value of restricted stock awards granted during the three and nine months ended September 28, 2008 were $28.23 and $25.38, respectively. The weighted-average grant-date fair value of restricted stock awards granted during the three and nine months ended September 30, 2007 were $28.10 and $23.78, respectively. The fair value of restricted stock awards vested was $0.2 million and $0.3 million for the nine months ended September 28, 2008 and September 30, 2007, respectively. The total compensation expense recognized related to the restricted stock awards, which is a function of current and prior year awards, was approximately $1.9 million and $4.5 million for the three and nine months ended September 28, 2008, respectively. The total compensation expense recognized related to the restricted stock awards, which is a function of current and prior year awards, was approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2007, respectively.

As of September 28, 2008, there was $5.5 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.4 fiscal years.

Performance Units: The Company granted 131,151 and 209,326 performance units during the nine months ended September 28, 2008 and September 30, 2007, respectively. The weighted-average grant-date fair value of performance units granted during the nine months ended September 28, 2008 and September 30, 2007 were $24.95 and $23.48, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was approximately $1.2 million and $4.8 million for the three and nine months ended September 28, 2008, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was approximately $2.1 million and $4.9 million for the three and nine months ended September 30, 2007, respectively. As of September 28, 2008, there were 353,884 performance units outstanding subject to forfeiture.

Stock Awards: The Company’s stock award program provides non-employee Directors an annual equity award. For awards granted for fiscal years 2008 and 2007, the award equaled the number of shares of the Company’s common stock which has an aggregate fair market value of $100,000 on the date of the award. The stock award is prorated for non-employee Directors who serve for only a portion of the year. The shares are granted in April following the annual meeting of shareholders, and on the third business day after the Company’s first quarter earnings release. Directors may defer the receipt of shares into the Company’s deferred compensation plan. The compensation expense associated with these stock awards is recognized when the stock award is granted. During the first quarter of fiscal year 2008, a new non-employee Director was awarded 667 shares. During the second quarter of fiscal years 2008 and 2007, each non-employee director was awarded 3,740 and 4,114 shares, respectively. The weighted-average grant-date fair value of stock awards granted during the nine months ended September 28, 2008 and September 30, 2007 was $26.70 and $24.31, respectively. The total compensation expense recognized related to these stock awards was approximately $0.8 million and $0.7 million for the nine months ended September 28, 2008 and September 30, 2007, respectively.

Employee Stock Purchase Plan: During the nine months ended September 28, 2008, the Company issued 85,259 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $25.56 per share. There remains available for sale to employees an aggregate of 1.6 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Stock Repurchase Program: On November 6, 2006, the Company announced that the Board authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). During the third quarter of fiscal year 2008, the Company repurchased 1.9 million shares of common stock in the open market at an aggregate cost of $56.6 million, including commissions. This activity completed the repurchase of the 10.0 million shares in the aggregate authorized under the Repurchase Program. During the first nine months of fiscal year 2008, the Company repurchased 20,903 shares of common stock in the aggregate to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. On October 23, 2008, the Company announced that the Board has authorized the Company to repurchase up to 10.0 million additional shares of common stock under a new stock repurchase program (the “New Repurchase Program”). The New Repurchase Program will expire on October 22, 2012 unless this authorization is terminated earlier by the Board, and may be suspended or discontinued at any time. Approximately 10.0 million shares of common stock remain available for repurchase under the New Repurchase Program.

Note 13: Goodwill and Intangible Assets

Goodwill is subject to annual impairment testing using the guidance and criteria described in SFAS No. 142. The impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the implied fair value of the reporting unit. The annual impairment assessment is performed by the Company on the later of January 1 or the first day of each fiscal year. This same impairment test is performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. The Company completed the annual impairment test using a measurement date of January 1, 2008 and concluded based on the first step of the process that there was no goodwill impairment.

The changes in the carrying amount of goodwill for the period ended September 28, 2008 from December 30, 2007 are as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Balance at December 30, 2007	$1,307,083	$48,573	$1,355,656
Foreign currency translation	(367)	144	(223)
Acquisitions and earn-out adjustments	60,576	3,001	63,577

Balance at September 28, 2008	$1,367,292	$51,718	$1,419,010

Identifiable intangible asset balances at September 28, 2008 and December 30, 2007 by category were as follows:

	September 28, 2008	December 30, 2007
	(In thousands)
Patents	$125,939	$113,744
Less: Accumulated amortization	(71,895)	(61,421)

Net patents	54,044	52,323

Licenses	64,445	61,649
Less: Accumulated amortization	(34,170)	(30,709)

Net licenses	30,275	30,940

Core technology	370,003	357,066
Less: Accumulated amortization	(146,666)	(120,285)

Net core technology	223,337	236,781

Net amortizable intangible assets	307,656	320,044

Non-amortizing intangible assets:
Trade names and trademarks	159,165	159,165

Totals	$466,821	$479,209

Total amortization expense related to finite-lived intangible assets for the nine months ended September 28, 2008 and September 30, 2007 was $42.0 million and $31.9 million, respectively.

Note 14: Warranty Reserves

The Company provides warranty protection for certain products for periods usually ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the condensed consolidated balance sheets. A summary of warranty reserve activity for the three and nine months ended September 28, 2008 and September 30, 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Balance at beginning of period	$9,974	$10,565	$10,971	$10,054
Provision charged to income	3,474	3,539	10,839	11,048
Payments	(3,035)	(3,534)	(11,086)	(11,153)
Adjustments to previously provided warranties, net	330	(230)	(947)	(447)
Foreign currency translation and acquisitions	(381)	391	585	1,229

Balance at end of period	$10,362	$10,731	$10,362	$10,731

Note 15: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and post-retirement plans for the three and nine months ended September 28, 2008 and September 30, 2007:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Service cost	$1,295	$1,222	$22	$25
Interest cost	6,878	6,477	54	51
Expected return on plan assets	(6,602)	(6,273)	(259)	(244)
Amortization of prior service	(48)	15	(78)	(78)
Recognition of actuarial losses (gains)	955	1,590	(109)	(106)

Net periodic benefit cost (credit)	$2,478	$3,031	$(370)	$(352)

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Service cost	$3,802	$3,842	$72	$71
Interest cost	20,524	18,855	168	171
Expected return on plan assets	(20,108)	(18,424)	(776)	(728)
Amortization of prior service	(149)	46	(236)	(236)
Recognition of actuarial losses (gains)	2,475	4,465	(290)	(298)

Net periodic benefit cost (credit)	$6,544	$8,784	$(1,062)	$(1,020)

Note 16: Settlement of Insurance Claim

During the second quarter of fiscal year 2007, the Company settled an insurance claim resulting from a fire that occurred within its Life and Analytical Sciences facility in Boston, Massachusetts in March 2005. As a result of that settlement, the Company recorded gains of $15.3 million during the second quarter of fiscal year 2007. The Company received the final settlement payment of $21.5 million in June 2007, and had previously received during fiscal years 2005 and 2006 a total of $35.0 million in advance payments towards costs incurred and for building, inventory and equipment damages. Of the $56.5 million in total settlement proceeds received by the Company, $25.6 million related to reimbursement of costs incurred; $23.7 million related to damages to the building, inventory and equipment; and $7.2 million related to business interruption costs which were recorded as reductions to cost of sales and selling, general and administrative expenses.

The Company accrued $9.7 million representing its management’s estimate of the total cost for decommissioning the building, including environmental matters, that was damaged in the fire. The Company paid $1.0 million during the first nine months of fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building, and anticipates that the remaining payments of $4.8 million will be completed by the third quarter of fiscal year 2009.

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

Valuation Hierarchy: SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard to measure fair value: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable prices that are based on inputs not quoted on active markets, but corroborated by market data; and Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities based on the Company’s assumptions. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs to the extent possible.

The following table shows the assets and liabilities carried at fair value measured on a recurring basis at September 28, 2008 classified in one of the three classifications described above:

	Fair Value Measurements at September 28, 2008 Using:
	Total Carrying Value at September 28, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Marketable securities	$1,706	$1,706	$—	$—
Foreign exchange derivative liabilities	(46)	—	(46)	—
Interest rate derivative liabilities	(9,063)	—	(9,063)	—

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

Marketable securities	Include equity and fixed-income securities measured at fair value using the quoted market prices at the reporting date.

Foreign exchange derivative assets	Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date.

Interest rate derivative liabilities	Include interest rate derivative contracts that are valued based on a quotation from a third-party bank utilizing observable inputs at the reporting date.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $4.0 million as of September 28, 2008, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

PharmaStem Therapeutics, Inc. (“PharmaStem”) filed a complaint dated February 22, 2002 against ViaCell, Inc., which is now a wholly owned subsidiary of the Company, and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and

No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem I”). After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that ViaCell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. However, the United States Supreme Court denied certiorari in March 2008, so the decision by the United States Court of Appeals for the Federal Circuit in favor of ViaCell is final and non-appealable. PharmaStem had also filed a second complaint against ViaCell and other defendants in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem II”). The Delaware court granted ViaCell’s motion in October 2005 to stay the proceedings in PharmaStem II pending the outcome of PharmaStem I and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. On September 2, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,461,645, and on September 16, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,569,427. As a result of the cancellation of all patent claims involved in PharmaStem II by the U.S. PTO, the Company will seek a dismissal of all claims for relief set forth by PharmaStem in PharmaStem II.

The Company believes it has meritorious defenses to these lawsuits and other proceedings, and it is contesting the actions vigorously in all of the above unresolved matters. However, each of these matters is subject to uncertainty, and it is not possible to determine whether or not the resolution of some of these matters could have a material adverse impact on the Company’s condensed consolidated financial statements.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at September 28, 2008 should not have a material adverse effect on the Company’s condensed consolidated financial statements. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following management’s discussion and analysis, contains forward-looking information that you should read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements that we have included elsewhere in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “plans,” “anticipates,” “intends,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from the plans, intentions or expectations we disclose in the forward-looking statements we make. We have included important factors below under the heading “Risk Factors” in Part II, Item 1A. that we believe could cause actual results to differ materially from the forward-looking statements we make. We are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recent Developments

Acquisitions:

Acquisition of VaConics Lighting, Inc. In May 2008, we acquired specified assets and assumed specified liabilities of VaConics Lighting, Inc. (“VaConics”), a leading provider of custom and standard ceramic Xenon arc lamps. This acquisition is expected to expand our Xenon lighting technology by increasing our offerings of lamp operations that include mobile phone cameras, medical endoscopes, surgical headlamps, forensic analyses, video projectors, searchlights, and infrared lighting. Consideration for this transaction was approximately $3.9 million in cash. During the second quarter of fiscal year 2008, we paid VaConics approximately $0.1 million for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible. The operations for this acquisition are reported within the results of our Optoelectronics segment from the acquisition date.

Acquisition of LabMetrix Technologies S.A. In March 2008, we acquired all of the stock of LabMetrix Technologies S.A. (“LabMetrix”) and acquired specified assets and assumed specified liabilities of LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc., a provider of metrology-based multi-vendor analytical instrument qualification solutions. This acquisition is expected to add technology, tools, processes and compliance expertise to our suite of OneSource® laboratory services by strengthening our support of customers in a wide range of industries including the pharmaceutical, medical device, food, toy and other consumer goods industries. Consideration for this transaction was approximately $4.3 million in cash plus potential additional contingent consideration. We determined that $1.9 million of the contingent consideration was probable and recorded the accrual at the date of acquisition. During the third quarter of fiscal year 2008, we received approximately $0.1 million from the former shareholders of LabMetrix for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill. None of the goodwill related to the LabMetrix acquisition is tax deductible and all of the goodwill related to the LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc. acquisitions is tax deductible. The operations for this acquisition are reported within the results of our Life and Analytical Sciences segment from the acquisition date.

Acquisition of Newborn Metabolic Screening Business from Pediatrix Medical Group, Inc. In February 2008, we acquired the outstanding stock of Pediatrix Screening, Inc., which constituted the newborn metabolic screening business of Pediatrix Medical Group, Inc., and is now known as PerkinElmer Genetics, Inc. (“PKI Genetics”). PKI Genetics provides neonatal screening and consultative services to hospitals, medical groups and various states. This acquisition is expected to expand our capabilities to supply state laboratories and other agencies with comprehensive newborn screening solutions. Consideration for this transaction was approximately $66.3 million in cash. During the second quarter of fiscal year 2008, we received approximately $0.3 million from Pediatrix Medical Group, Inc. for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, which may be tax deductible if elected by us. The operations for this acquisition are reported within the results of our Life and Analytical Sciences segment from the acquisition date.

Acquisition of ViaCell, Inc. In November 2007, we completed a tender offer for all of the outstanding shares of common stock of ViaCell, Inc. (“ViaCell”), at a price of $7.25 per share. ViaCell specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. The addition of ViaCell’s ViaCord® product offering for the preservation of umbilical cord blood, and its sales and marketing organization, has facilitated the expansion of our neonatal and prenatal businesses. Aggregate consideration for this transaction was approximately $295.8 million in cash, which excludes $31.8 million in acquired cash. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The operations for this acquisition are reported within the results of our Life and Analytical Sciences segment from the acquisition date.

Following the ViaCell acquisition, we committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions and the partial closure of an excess facility. Through the second quarter of fiscal year 2008, we recorded a $2.4 million liability for severance and the partial closure of an excess facility with a corresponding adjustment to goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF No. 95-3”). We finalized the integration plan and all actions related to this plan as of June 29, 2008.

Following the ViaCell acquisition, our Board of Directors (the “Board”) approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focused on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focused on the development and sale of unrestricted somatic stem cell products which are derived from umbilical cord blood. We determined that both businesses do not strategically fit with the other products offered by our Life and Analytical Sciences segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete with larger companies that focus on the market for such products. After careful consideration, we decided in the second quarter of fiscal year 2008 to close the ViaCyteSM and Cellular Therapy Technology businesses, recording a pre-tax loss of $8.3 million for severance and facility closure costs. We have classified the results and closure of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements. See Note 11 to our financial statements included in this quarterly report for additional details.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits, stock-based compensation, warranty costs, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, allowances for doubtful accounts, inventory valuation, business combinations, value of long-lived assets, including intangibles, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, as filed with the Securities and Exchange Commission (the “SEC”) (the “2007 Form 10-K”).

Consolidated Results of Continuing Operations

Sales

Sales for the three months ended September 28, 2008 were $505.1 million, versus $435.7 million for the three months ended September 30, 2007, an increase of $69.4 million, or 16%, which includes an approximate 2% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 5% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for the three months ended September 28, 2008 as compared to the three months ended September 30, 2007 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects a $54.1 million, or 17%, increase in our Life and Analytical Sciences segment sales, due to increases in sales to genetic screening customers of $24.4 million, sales to bio-discovery customers of $10.8 million, sales to laboratory service customers of $10.4 million, and sales to analytical sciences customers of $8.5 million. Our Optoelectronics segment sales grew $15.4 million, or 13%, primarily due to increases in sales of our specialty lighting products of $9.2 million and sales of our medical imaging products of $6.2 million. Sales of our optical sensors were flat for the three months ended September 28, 2008 as compared to the three months ended September 30, 2007.

Sales for the nine months ended September 28, 2008 were $1,516.1 million, versus $1,275.9 million for the nine months ended September 30, 2007, an increase of $240.2 million, or 19%, which includes an approximate 4% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 5% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects a $181.9 million, or 19%, increase in our Life and Analytical Sciences segment sales, due to increases in sales to genetic screening customers of $82.2 million, sales to analytical sciences customers of $39.0 million, sales to laboratory service customers of $36.9 million, and sales to bio-discovery customers of $23.7 million. Our Optoelectronics segment sales grew $58.3 million, or 18%, primarily due to increases in sales of our specialty lighting products of $30.2 million, medical imaging products of $24.8 million, and optical sensors of $3.2 million.

Cost of Sales

Cost of sales for the three months ended September 28, 2008 was $294.0 million, versus $257.2 million for the three months ended September 30, 2007, an increase of approximately $36.8 million, or 14%. As a percentage of sales, cost of sales decreased to 58.2% in the three months ended September 28, 2008 from 59.0%

in the three months ended September 30, 2007, resulting in an increase in gross margin of 83 basis points to 41.8% in the three months ended September 28, 2008, from 41.0% in the three months ended September 30, 2007. Amortization of intangible assets increased due to the acquisitions completed in fiscal years 2008 and 2007 and was $9.5 million for the three months ended September 28, 2008 as compared to $8.5 million for the three months ended September 30, 2007. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2007 was approximately $0.4 million for the three months ended September 30, 2007. Stock option expense was $0.4 million for each of the three months ended September 28, 2008 and September 30, 2007. The combined favorable impact of productivity improvements, increased sales volume, and growth in higher gross margin products such as ViaCord® increased gross margin; however, this increase was partially offset by inflation and increased freight costs.

Cost of sales for the nine months ended September 28, 2008 was $887.7 million, versus $764.7 million for the nine months ended September 30, 2007, an increase of approximately $123.0 million, or 16%. As a percentage of sales, cost of sales decreased to 58.6% in the nine months ended September 28, 2008 from 59.9% in the nine months ended September 30, 2007, resulting in an increase in gross margin of 138 basis points to 41.4% in the nine months ended September 28, 2008, from 40.1% in the nine months ended September 30, 2007. Amortization of intangible assets increased due to the acquisitions completed in fiscal years 2008 and 2007 and was $28.3 million for the nine months ended September 28, 2008 as compared to $25.6 million for the nine months ended September 30, 2007. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2007 was approximately $2.5 million for the nine months ended September 30, 2007. Stock option expense was $0.9 million for each of the nine months ended September 28, 2008 and September 30, 2007. The combined favorable impact of productivity improvements, increased sales volume, and growth in higher gross margin products such as ViaCord® increased gross margin; however, this increase was partially offset by inflation, increased freight costs and growth in lower gross margin products such as laboratory service and specialty lighting.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 28, 2008 were $131.1 million as compared to $106.4 million for the three months ended September 30, 2007, an increase of approximately $24.7 million, or 23%. As a percentage of sales, selling, general and administrative expenses were 26.0% for the three months ended September 28, 2008, compared to 24.4% in the three months ended September 30, 2007. Amortization of intangible assets was $4.1 million for the three months ended September 28, 2008 as compared to $1.8 million for the three months ended September 30, 2007. Stock option expense was $2.1 million and $1.9 million for the three months ended September 28, 2008 and September 30, 2007, respectively. Increased sales and marketing expenses to support recent acquisitions, particularly the acquisition of ViaCell, also increased selling, general and administrative expenses.

Selling, general and administrative expenses for the nine months ended September 28, 2008 were $406.2 million as compared to $317.5 million for the nine months ended September 30, 2007, an increase of approximately $88.7 million, or 28%. As a percentage of sales, selling, general and administrative expenses were 26.8% for the nine months ended September 28, 2008, compared to 24.9% in the nine months ended September 30, 2007. Amortization of intangible assets was $12.1 million for the nine months ended September 28, 2008 as compared to $5.1 million for the nine months ended September 30, 2007. Stock option expense was $5.0 million and $5.4 million for the nine months ended September 28, 2008 and September 30, 2007, respectively. Increased sales and marketing expenses to support recent acquisitions, particularly the acquisition of ViaCell, also increased selling, general and administrative expenses.

Research and Development Expenses

Research and development expenses for the three months ended September 28, 2008 were $27.5 million versus $27.7 million for the three months ended September 30, 2007, a decrease of $0.2 million, or 1%. As a percentage of sales, research and development expenses decreased to 5.4% in the three months ended September 28, 2008, from 6.4% in the three months ended September 30, 2007. Amortization of intangible assets was $0.5 million for the three months ended September 28, 2008 as compared to $0.4 million for the three months ended September 30, 2007. Research and development expenses also included stock option expense of $0.03 million and $0.1 million for the three months ended September 28, 2008 and September 30, 2007, respectively. We directed research and development efforts similarly during fiscal years 2008 and 2007, primarily toward genetic screening, bio-discovery, and analytical sciences markets within our Life and Analytical Sciences segment, and medical imaging and photonics within our Optoelectronics segment, in order to help accelerate our growth initiatives.

Research and development expenses for the nine months ended September 28, 2008 were $86.5 million versus $82.8 million for the nine months ended September 30, 2007, an increase of $3.7 million, or 4%. As a percentage of sales, research and development expenses decreased to 5.7% in the nine months ended September 28, 2008, from 6.5% in the nine months ended September 30, 2007. Amortization of intangible assets was $1.6 million for the nine months ended September 28, 2008 as compared to $1.2 million for the nine months ended September 30, 2007. Research and development expenses also included stock option expense of $0.3 million and $0.4 million for the nine months ended September 28, 2008 and September 30, 2007, respectively.

Restructuring and Lease Charges (Reversals), Net

We have undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of our business units. Restructuring actions were recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

A description of the restructuring plans and the activity recorded for the nine months ended September 28, 2008 is listed below. Details of these plans, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Form 10-K.

The purpose of the restructuring plans approved in the third quarter of fiscal year 2008 and fourth quarter of fiscal year 2007, detailed below, was principally to shift resources into geographic regions and product lines that are more consistent with our growth strategy. The pre-tax restructuring activities associated with these plans have been reported as restructuring expenses as a component of operating expenses from continuing operations. We expect the impact of immediate and future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we have incurred and will incur offsetting costs.

Q3 2008 Plan

During the third quarter of fiscal year 2008, our management approved a plan to shift resources into product lines that are more consistent with our growth strategy (the “Q3 2008 Plan”). As a result of the Q3 2008 Plan, we recognized a $7.5 million pre-tax restructuring charge in our Life and Analytical Sciences segment related to a workforce reduction from reorganization activities and the closure of excess facilities. We also recognized a $0.3 million pre-tax restructuring charge in our Optoelectronics segment related to a workforce reduction from reorganization activities. All actions related to the Q3 2008 Plan were completed by September 28, 2008.

The following table summarizes the Q3 2008 Plan activity for the nine months ended September 28, 2008:

	Headcount	Severance	Closure of Excess Facilities	Total
		(Dollars in thousands)
Balance at December 30, 2007	—	$—	$—	$—
Provision	107	6,506	1,334	7,840
Amounts paid and foreign currency translation	(55)	(1,100)	—	(1,100)

Balance at September 28, 2008	52	$5,406	$1,334	$6,740

We anticipate that the remaining payments of $5.4 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010, and the remaining payments of $1.3 million for the closure of the excess facilities will be paid through fiscal year 2011, in accordance with the terms of the applicable leases.

Q4 2007 Plan

During the fourth quarter of fiscal year 2007, our management approved a plan to shift resources into geographic regions and product lines that are more consistent with our growth strategy (the “Q4 2007 Plan”). As a result of the Q4 2007 Plan, we recognized a $4.8 million pre-tax restructuring charge in our Life and Analytical Sciences segment related to a workforce reduction from reorganization activities. We also recognized a $4.8 million pre-tax restructuring charge in our Optoelectronics segment related to a workforce reduction and the partial closure of a facility, which was offset by the recognition of a $2.2 million deferred gain from the sale-leaseback of that facility during the fiscal year 2001. All actions related to the Q4 2007 Plan were completed by December 30, 2007.

The following table summarizes the Q4 2007 Plan activity for the nine months ended September 28, 2008:

	Headcount	Severance	Partial Closure of Excess Facility	Total
		(Dollars in thousands)
Balance at December 30, 2007	59	$4,268	$4,328	$8,596
Amounts paid, amortization of deferred gain and foreign currency translation	(59)	(3,251)	(910)	(4,161)
Changes in estimates	—	(279)	699	420

Balance at September 28, 2008	—	$738	$4,117	$4,855

During the third quarter of fiscal year 2008, we recorded a reversal of $0.3 million primarily due to lower than expected employee separation costs associated with our Life and Analytical Sciences segment. We also recorded an additional charge of $0.7 million due to higher than expected costs associated with the partial closure of a facility within our Optoelectronics segment. We anticipate that the remaining payments of $0.7 million for workforce reductions will be completed by the end of the first quarter of fiscal year 2009, and the remaining payments of $4.1 million for the partial closure of the excess facility will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

ViaCell Plan

Following the ViaCell acquisition, we committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions and the partial closure of an excess facility (the “ViaCell Plan”). Through the second quarter of fiscal year 2008, we recorded a $2.4 million liability for severance and the partial closure of an excess facility with a corresponding adjustment to goodwill in accordance with EITF No. 95-3. We finalized the integration plan and all actions related to this plan as of June 29, 2008.

The following table summarizes the ViaCell Plan activity for the nine months ended September 28, 2008:

	Headcount	Severance	Partial Closure of Excess Facility	Total
		(Dollars in thousands)
Balance at December 30, 2007	5	$1,184	$—	$1,184
Provision	6	419	810	1,229
Amounts paid	(8)	(1,157)	(339)	(1,496)

Balance at September 28, 2008	3	$446	$471	$917

We anticipate that the remaining payments of approximately $0.4 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2009, and the remaining payments of $0.5 million for the partial closure of the excess facility will be paid through fiscal year 2014, in accordance with the terms of the applicable lease.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from the fiscal years 2001 through the first quarter of fiscal year 2007 were workforce reductions related to the integration of our Life Sciences and Analytical Instruments businesses, which is now our Life and Analytical Sciences segment, in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both our Life and Analytical Sciences and Optoelectronics segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During the nine months ended September 28, 2008, we paid $0.7 million related to these plans. During the third quarter of fiscal year 2008, we recorded a reversal of $1.0 million related to lower than expected costs associated with severance of several of these plans. As of September 28, 2008, we had approximately $1.3 million of remaining liabilities associated with restructuring and integration plans from the fiscal years 2001 through the first quarter of fiscal year 2007, primarily relating to remaining lease obligations related to those closed facilities in our Life and Analytical Sciences segment. The remaining terms of these leases vary in length and will be paid through fiscal year 2011. We anticipate that the remaining severance payments will be completed by the end of fiscal year 2009.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, we were required to guarantee the obligations that the buyer of the business assumed related to the lease for the building in which the business operates. The lease obligations continue through March 2011. While we assigned our interest in the lease to the buyer at the time of the sale of the business, in the event the buyer defaults under the lease, we are responsible for all remaining lease payments and certain other building related expenses. As an additional measure to facilitate the sale of the business, we obtained a letter of credit as partial security for a loan to the buyer, which could have been drawn upon by the buyer’s lender in the event the buyer was delinquent in repayment of the loan. During the second quarter of fiscal year 2007, the lessor of the building began the process to evict the buyer as a result of unpaid lease payments and building expenses and sought reimbursement from us. As a result of this action, we recorded a charge of $4.5 million related to payments for this lease obligation and the potential drawdown of the letter of credit. During the third quarter of fiscal year 2007, the buyer completed a recapitalization of the business with another lender. The proceeds of the recapitalization were used to pay off the remaining balance on the original securitized loan, as well as to make certain payments to the landlord for back rent and other obligations arising under the lease. We were also released from our obligation under the letter of credit on the original securitized loan. As a result of these actions, we recorded a reversal of $1.4 million related to payments for this lease obligation and the release of the letter of credit in the third quarter of fiscal year 2007. During the second quarter of fiscal year 2008, the buyer paid all delinquent lease payments and building expenses and as a result, we recorded an additional reversal of $0.4 million. As of September 28, 2008, we were still responsible for the remaining accrual of $2.7 million, which relates to the remaining lease and building obligations through March

2011, reduced by estimated sublease rentals reasonably expected to be obtained for the property. Beginning in the third quarter of fiscal year 2008, the buyer was delinquent in making both its lease payments and payments for certain building expenses, requiring us to make minimum payments to date in the fourth quarter of fiscal year 2008 of $0.4 million. As a result, the remaining accrual is currently $2.3 million. The buyer also filed for bankruptcy protection on October 27, 2008.

Gains on Settlement of Insurance Claim

During the second quarter of fiscal year 2007, we settled an insurance claim resulting from a fire that occurred within our Life and Analytical Sciences facility in Boston, Massachusetts in March 2005. As a result of that settlement, we recorded gains of $15.3 million during the second quarter of fiscal year 2007. We received the final settlement payment of $21.5 million in June 2007, and had previously received, during fiscal years 2005 and 2006, a total of $35.0 million in advance payments towards costs incurred and for building, inventory and equipment damages. Of the $56.5 million in total settlement proceeds received, $25.6 million related to reimbursement of costs incurred; $23.7 million related to damages to the building, inventory and equipment; and $7.2 million related to business interruption costs which were recorded as reductions to cost of sales and selling, general and administrative expenses.

The building that was damaged by the March 2005 fire is currently not being used for operations and the associated depreciation has ceased. During the second quarter of fiscal year 2007, we accrued $9.7 million representing our management’s estimate of the total cost for decommissioning the building, including environmental matters. We paid $1.0 million during the first nine months of fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building, and we anticipate that the remaining payments of $4.8 million will be completed by the third quarter of fiscal year 2009.

In-process Research and Development Charge

There was no in-process research and development (“IPR&D”) charge for each of the three months ended September 28, 2008 and September 30, 2007.

There was no IPR&D charge for the nine months ended September 28, 2008. The IPR&D charge for the nine months ended September 30, 2007 was $1.5 million, which related to the acquisitions of Evotec Technologies GmbH and Euroscreen Products S.A. in January 2007. We believe that the estimated purchased research and development amounts represent the fair value of each project at the acquisition date, and the amount represents our management’s best estimate of the amount a third-party would pay for the projects.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Interest income	$(1,064)	$(1,077)	$(3,249)	$(3,381)
Interest expense	6,371	4,122	18,435	9,886
Gains on dispositions of investments, net	—	(161)	(1,158)	(697)
Other expense, net	743	2,396	2,280	5,668

Total interest and other expense, net	$6,050	$5,280	$16,308	$11,476

Interest and other expense, net for the three months ended September 28, 2008 was $6.1 million versus $5.3 million for the three months ended September 30, 2007, an increase of $0.8 million. The increase in interest and other expense, net, in the three months ended September 28, 2008 as compared to the three months ended September 30, 2007 was primarily due to higher outstanding debt balances, which was partially offset by lower interest rates. Interest income was flat as a result of lower interest rates, which were offset by higher cash balances. Interest expense increased $2.2 million due to higher outstanding debt balances. Other expenses for the three months ended September 28, 2008 as compared to the three months ended September 30, 2007 decreased by $1.7 million, and consisted primarily of expenses related to foreign currency translation.

Interest and other expense, net for the nine months ended September 28, 2008 was $16.3 million versus $11.5 million for the nine months ended September 30, 2007, an increase of $4.8 million. The increase in interest and other expense, net, in the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007 was primarily due to higher outstanding debt balances, which was partially offset by lower interest rates. Interest income decreased $0.1 million as a result of lower interest rates, which were partially offset by higher cash balances. Interest expense increased $8.5 million due to higher outstanding debt balances. During the nine months ended September 28, 2008, we also recognized a net gain on dispositions of investments of $1.2 million associated with the dissolution of certain investments, as compared to the $0.7 million recognized during the nine months ended September 30, 2007. Other expenses for the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007 decreased by $3.4 million, and consisted primarily of expenses related to foreign currency translation. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

(Benefit from) Provision for Income Taxes

For the three months ended September 28, 2008, the benefit from income taxes from continuing operations was $4.5 million, as compared to a provision of $9.5 million for the three months ended September 30, 2007. The provision for income taxes from continuing operations was $13.5 million for the nine months ended September 28, 2008, as compared to a provision of $26.4 million for the nine months ended September 30, 2007. The effective tax rate from continuing operations was a benefit of 11.5% for the three months ended September 28, 2008 and a provision of 12.0% for the nine months ended September 28, 2008, as compared to a provision of 23.3% and 25.0% for the three and nine months ended September 30, 2007, respectively. The lower effective tax rate in fiscal year 2008 was primarily due to (i) the recognition of $15.6 million of income tax benefits related to the settlement of several income tax audits worldwide, including Canada, the Netherlands, the U.K. and the U.S. covering various years ranging from 1998 through 2005 during the quarter ended September 28, 2008; (ii) the non-deductible IPR&D charge of $1.5 million recorded in the nine months ended September 30, 2007; and (iii) the accrual of U.S. taxes on the $15.3 million gains on the settlement of an insurance claim in the nine months ended September 30, 2007.

Discontinued Operations

As part of our continued efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 28, 2008 and December 30, 2007.

We recorded the following gains and losses, which have been reported as gain (loss) on disposition of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Net income (loss) on disposition of ViaCyteSM and Cellular Therapy Technology businesses	$113	$—	$(8,338)	$—
Net (loss) gain on disposition of other discontinued operations	(300)	(104)	(254)	652

Net (loss) gain on disposition of discontinued operations before income taxes	(187)	(104)	(8,592)	652
(Benefit from) provision for income taxes	(8,331)	253	(9,577)	752

Gain (loss) on disposition of discontinued operations, net of income taxes	$8,144	$(357)	$985	$(100)

Following the ViaCell acquisition, our Board approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focused on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focused on the development and sale of unrestricted somatic stem cell products which are derived from umbilical cord blood. We determined that both businesses do not strategically fit with the other products offered by our Life and Analytical Sciences segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete with larger companies that focus on the market for such products. After careful consideration, we decided in the second quarter of fiscal year 2008 to close the ViaCyteSM and Cellular Therapy Technology businesses, recording a pre-tax loss of $8.3 million for severance and facility closure costs. We have classified the results and closure of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements.

During each of the first nine months of fiscal years 2008 and 2007, we settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax loss of $0.3 million in fiscal year 2008 and a pre-tax gain of $0.7 million in fiscal year 2007. The benefit from income taxes of $9.6 million in the third quarter of fiscal year 2008 includes $8.5 million of income tax benefits related to the effective settlement of income tax audits during the quarter ended September 28, 2008.

Summary operating results of the discontinued operations for the periods prior to the planned disposition were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Sales	$—	$—	$—	$—
Costs and expenses	—	—	(4,270)	—

Operating loss from discontinued operations	—	—	(4,270)	—
Other expense, net	—	—	—	—

Loss from discontinued operations before income taxes	—	—	(4,270)	—
Benefit from income taxes	—	—	(104)	—

Loss from discontinued operations, net of income taxes	$—	$—	$(4,166)	$—

Contingencies, Including Tax Matters

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $4.0 million as of September 28, 2008, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations, or cash flows. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

PharmaStem Therapeutics, Inc. (“PharmaStem”) filed a complaint dated February 22, 2002 against ViaCell, Inc., which is now our wholly owned subsidiary, and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem I”). After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that ViaCell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. However, the United States Supreme Court denied certiorari in March 2008, so the decision by the United States Court of Appeals for the Federal Circuit in favor of ViaCell is final and non-appealable. PharmaStem had also filed a second complaint against ViaCell and other defendants in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem II”). The Delaware court granted ViaCell’s motion in October 2005 to stay the proceedings in PharmaStem II pending the outcome of PharmaStem I and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. On September 2, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,461,645, and on September 16, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,569,427. As a result of the cancellation of all patent claims involved in PharmaStem II by the U.S. PTO, we will seek a dismissal of all claims for relief set forth by PharmaStem in PharmaStem II.

We believe we have meritorious defenses to these lawsuits and other proceedings, and we are contesting the actions vigorously in all of the above unresolved matters. However, each of these matters is subject to uncertainty, and it is not possible to determine whether or not the resolution of some of these matters could have a material adverse impact on our condensed consolidated financial statements.

During 2005, the U.S. Internal Revenue Service concluded its audit of our federal income taxes for the years 1999 through 2002. There was a single open issue related to this audit which we favorably resolved during the fourth quarter of fiscal year 2007. In addition, tax years ranging from 1997 through 2007 remain open to examination by various state and foreign tax jurisdictions (such as China, Indonesia, the Philippines and the United Kingdom) in which we have significant business operations. The tax years under examination vary by jurisdiction. During the third quarter of fiscal year 2008, we effectively settled several income tax audits worldwide, including Canada, the Netherlands, the U.K. and the U.S. covering various years ranging from 1998 through 2005. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which we adopted as of January 1, 2007. Adjustments are made to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at September 28, 2008 should not have a material adverse effect on our condensed consolidated financial statements. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

Sales for the three months ended September 28, 2008 were $373.4 million, versus $319.3 million for the three months ended September 30, 2007, an increase of $54.1 million, or 17%, which includes an approximate 7% increase from acquisitions and an approximate 2% increase in sales attributable to favorable changes in foreign exchange rates. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the three months ended September 28, 2008, as compared to the three months ended September 30, 2007, and includes the effect of acquisitions and foreign exchange rate fluctuations. Sales to genetic screening customers increased by $24.4 million, sales to bio-discovery customers increased by $10.8 million, sales to laboratory service customers increased by $10.4 million, and sales to analytical sciences customers increased by $8.5 million.

Sales for the nine months ended September 28, 2008 were $1,127.1 million, versus $945.2 million for the nine months ended September 30, 2007, an increase of $181.9 million, or 19%, which includes an approximate 6% increase from acquisitions and an approximate 5% increase in sales attributable to favorable changes in foreign exchange rates. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the nine months ended September 28, 2008, as compared to the nine months ended September 30, 2007, and includes the effect of acquisitions and foreign exchange rate fluctuations. Sales to genetic screening customers increased by $82.2 million, sales to analytical sciences customers increased by $39.0 million, sales to laboratory service customers increased by $36.9 million, and sales to bio-discovery customers increased by $23.7 million.

Operating income for the three months ended September 28, 2008 was $29.6 million, as compared to $29.3 million for the three months ended September 30, 2007, a increase of $0.3 million, or 1%. Amortization of intangible assets increased due to the acquisitions completed in 2008 and 2007 and was $13.3 million for the three months ended September 28, 2008, as compared to $10.1 million for the three months ended September 30, 2007. Restructuring and lease charges were $6.5 million for the three months ended September 28, 2008 as a result of our Q3 2008 Plan. Amortization of purchase accounting adjustments to record inventory and the IPR&D charge from certain acquisitions completed in the three months ended September 30, 2007 was $0.4 million. Stock option expense was $0.8 million for each of the three months ended September 28, 2008 and September 30, 2007. The combined favorable impact of productivity improvements and increased sales volume increased operating income, which was partially offset by inflation, increased freight costs, and increased sales and marketing expenses to support recent acquisitions, particularly the acquisition of ViaCell.

Operating income for the nine months ended September 28, 2008 was $88.5 million, as compared to $88.8 million for the nine months ended September 30, 2007, a decrease of $0.3 million, or 0.3%. Amortization of intangible assets increased due to the acquisitions completed in 2008 and 2007 and was $39.6 million for the nine months ended September 28, 2008, as compared to $29.9 million for the nine months ended September 30, 2007. The gains on the settlement of the insurance claim for the fire in our Boston, Massachusetts facility in March 2005 was $15.3 million for the three months ended September 30, 2007. Restructuring and lease charges were $6.6 million for the nine months ended September 28, 2008 as a result of our Q3 2008 Plan, and restructuring and lease charges were $4.4 million for the nine months ended September 30, 2007 as a result of our Q1 2007 Plan. Amortization of purchase accounting adjustments to record inventory and the IPR&D charge from certain acquisitions completed in the nine months ended September 30, 2007 was $2.5 million and $1.5 million, respectively. Stock option expense was $2.4 million and $2.3 million for the nine months ended September 28, 2008 and September 30, 2007, respectively. The combined favorable impact of productivity improvements and increased sales volume increased operating income, which was partially offset by inflation, increased freight costs, and increased sales and marketing expenses to support recent acquisitions, particularly the acquisition of ViaCell.

Optoelectronics

Sales for the three months ended September 28, 2008 were $131.7 million, versus $116.3 million for the three months ended September 30, 2007, an increase of $15.4 million, or 13%, which includes an approximate 1% increase from acquisitions and an approximate 2% increase in sales attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected sales by product type for the three months ended September 28, 2008, as compared to the three months ended September 30, 2007, and includes the effect of acquisitions and foreign exchange fluctuations. The increase in sales was primarily a result of an increase in sales of our specialty lighting products of $9.2 million, primarily due to the performance of photoflash products, particularly in our mobile phone camera modules, and an increase of $6.2 million in sales of our medical imaging products due to the performance of our amorphous silicon business. Sales of our optical sensors were flat for the three months ended September 28, 2008 as compared to the three months ended September 30, 2007.

Sales for the nine months ended September 28, 2008 were $389.0 million, versus $330.7 million for the nine months ended September 30, 2007, an increase of $58.3 million, or 18%, which includes an approximate 3% increase in sales attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected sales by product type for the nine months ended September 28, 2008, as compared to the nine months ended September 30, 2007, and includes the effect of acquisitions and foreign exchange fluctuations. The increase in sales was primarily a result of an increase in sales of our specialty lighting products of $30.2 million, primarily due to the performance of photoflash products, particularly in our mobile phone camera modules, an increase of $24.8 million in sales of our medical imaging products due to the performance of our amorphous silicon business, and an increase in sales of our optical sensors of $3.2 million.

Operating income for the three months ended September 28, 2008 was $25.5 million, versus $24.6 million for the three months ended September 30, 2007, an increase of $1.0 million, or 4%. Restructuring and lease charges were $0.7 million for the three months ended September 28, 2008 as a result of our Q3 2008 Plan, and restructuring and lease reversals were $1.4 million for the three months ended September 30, 2007 as a result of lease costs associated with the sale of a business from 2001. Amortization of intangible assets was $0.8 million and $0.7 million for the three months ended September 28, 2008 and September 30, 2007, respectively. Stock option expense was $0.4 million for each of the three months ended September 28, 2008 and September 30, 2007. Increased sales volume and capacity and productivity improvements made within our amorphous silicon business increased operating income, which was partially offset by inflation.

Operating income for the nine months ended September 28, 2008 was $72.6 million, versus $53.8 million for the nine months ended September 30, 2007, an increase of $18.8 million, or 35%. Restructuring and lease reversals were $0.3 million for the nine months ended September 28, 2008 as a result of our Q3 2008 Plan, and restructuring and lease charges were $3.1 million for the nine months ended September 30, 2007 as a result of lease costs associated with the sale of a business from 2001. Amortization of intangible assets was $2.4 million and $2.0 million for the nine months ended September 28, 2008 and September 30, 2007, respectively. Stock option expense was $1.0 million and $1.1 million for the nine months ended September 28, 2008 and September 30, 2007, respectively. Increased sales volume and capacity and productivity improvements made within our amorphous silicon business increased operating income, which was partially offset by inflation.

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

•

a ratings downgrade that would limit our ability to borrow under our accounts receivable and amended and restated senior unsecured revolving credit facility and our overall access to the corporate debt market,

•

increases in interest rates or credit spreads, as well as limitations on the availability of credit, that affect our ability to borrow under future potential facilities on a secured or unsecured basis,

•	a decrease in the market price for our common stock, and

•	volatility in the public debt and equity markets.

On November 6, 2006, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). During the third quarter of fiscal year 2008, we repurchased 1.9 million shares of our common stock in the open market at an aggregate cost of $56.6 million, including commissions. This activity completed our repurchase of the 10.0 million shares in the aggregate authorized under the Repurchase Program. During the first nine months of fiscal year 2008, we repurchased 20,903 shares of our common stock in the aggregate to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. On October 23, 2008, we announced that our Board has authorized us to repurchase up to 10.0 million additional shares of our common stock under a new stock repurchase program (the “New Repurchase Program”). The New Repurchase Program will expire on October 22, 2012 unless this authorization is terminated earlier by our Board, and may be suspended or discontinued at any time. The timing and amount of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Approximately 10.0 million shares of our common stock remain available for repurchase under the New Repurchase Program. Any repurchased shares will be available for use in connection with corporate programs. If we continue to repurchase shares, the repurchase program will be funded using our existing financial resources, including cash and cash equivalents, and our existing amended senior unsecured revolving credit facility.

At September 28, 2008, we had cash and cash equivalents of approximately $188.8 million and an amended senior unsecured revolving credit facility with $242.0 million available for additional borrowing. In May 2008, we finalized an issuance of 6% seven-year senior unsecured notes with proceeds of approximately $150.0 million. The proceeds from this debt issuance were used to repay existing borrowings under our amended senior unsecured revolving credit facility.

In connection with the settlement of an insurance claim resulting from a fire that occurred within our Life and Analytical Sciences facility in Boston, Massachusetts in March 2005, we accrued $9.7 million during the second quarter of fiscal year 2007, representing our management’s estimate of the total cost for decommissioning the building, including environmental matters, that was damaged in the fire. We paid $1.0 million during the first nine months of fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building, and we anticipate that the remaining payments of $4.8 million will be completed by the third quarter of fiscal year 2009.

Our businesses have not been materially affected by conditions in the global financial markets and the economy in general. However, recent distress in these markets has adversely impacted a number of financial conditions by severely diminishing liquidity and credit availability, creating extreme volatility in security prices, increasing interest rates and/or widening credit spreads, and decreasing valuations of certain investments. The increasing or high interest rates and/or widening credit spreads may create a less favorable environment for certain of our businesses and may affect the fair value of financial instruments that we issue or hold. Increases in interest rates or credit spreads, as well as limitations on the availability of credit, could affect our ability to borrow under future potential facilities on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets; however, as a result of losses experienced in global equity markets, our pension funds are likely to have a negative return for fiscal year 2008, which in turn would create increased pension costs in fiscal year 2009 and potentially in additional future periods. We cannot predict how long these conditions will exist or how our businesses may be affected. In difficult global financial markets, we may be forced to fund our operations at a higher cost, or we may be unable to raise as much funding as we need to support our business activities.

Cash Flows

Operating Activities. Net cash provided by continuing operations was $130.8 million for the nine months ended September 28, 2008, compared to net cash provided by continuing operations of $110.5 million for the nine months ended September 30, 2007, an increase of $20.3 million. The increase in cash provided by operating activities for the nine months ended September 28, 2008 was driven by income from continuing operations of $98.9 million, depreciation and amortization of $67.6 million and restructuring and lease charges of $6.9 million. These amounts were partially offset by a net increase in working capital of $20.7 million. Contributing to the net increase in working capital for the nine months ended September 28, 2008, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $15.3 million, an increase in accounts payable of $5.0 million and an increase in accounts receivable of $0.4 million. The increase in inventory was primarily the result of expanding the amount of inventory held at sales locations within our Life and Analytical Sciences segment to improve timing of sales. The increase in accounts payable was a result of the timing of disbursements during the third quarter of fiscal year 2008. There was no incremental use of our accounts receivable securitization facility during fiscal year 2007 or the first nine months in fiscal year 2008, which totaled $45.0 million at both September 28, 2008 and September 30, 2007. Changes in accrued expenses, other assets and liabilities and other items, net, totaled $21.9 million in the nine months ended September 28, 2008, and primarily related to tax audit settlements and the timing of payments for tax, restructuring, and salary and benefits.

Investing Activities. Net cash used in continuing operations investing activities was $119.3 million for the nine months ended September 28, 2008, compared to $69.7 million of cash used in continuing operations investing activities for the nine months ended September 30, 2007. For the nine months ended September 28, 2008, we used $74.8 million of net cash for acquisitions and used $12.5 million in related transaction costs, earn-out payments, acquired licenses and other costs in connection with these and other transactions. Capital expenditures for the nine months ended September 28, 2008 were $33.4 million, mainly in the areas of tooling and other capital equipment purchases, in addition to improvements in our amorphous silicon facility within our Optoelectronics segment. Also included were payments of $0.2 million related to business development costs. These cash outflows were partially offset by $1.2 million from the sale of investments and $0.3 million related to the release of restricted cash balances.

Financing Activities. Net cash used in continuing operations financing activities was $24.3 million for the nine months ended September 28, 2008, as compared to $77.5 million of cash used in continuing operations financing activities for the nine months ended September 30, 2007. In the nine months ended September 28, 2008, we repurchased approximately 2.0 million shares of our common stock, including $0.4 million shares to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $57.1 million. This compares to repurchases of approximately 7.1 million shares of our common stock in the open market for the nine months ended September 30, 2007 for an aggregate of $176.0 million, including commissions. This use of cash was offset by proceeds from common stock option exercises of $43.4 million and the related tax benefit of $0.4 million for the nine months ended September 28, 2008. During the nine months ended September 28, 2008, debt borrowings from our amended senior unsecured revolving credit facility totaled $409.5 million, proceeds from the issuance of our seven-year senior notes at a rate of 6% totaled $150.0 million, which was offset by debt reductions to our credit facilities, with aggregate payments of $531.5 million. This compares to debt reductions in the nine months ended September 30, 2007 of $182.4 million. We also paid $11.7 million to settle forward interest rate contracts, with notional amounts totaling $150.0 million and a weighted average interest rate of 4.25% and $2.0 million for debt issuance costs during the nine months ended September 28, 2008. In addition, we paid $24.8 million in dividends for the nine months ended September 28, 2008.

Borrowing Arrangements

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, we entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety our previous senior revolving credit agreement dated as of October 31, 2005.

During the first quarter of fiscal year 2008, we exercised our option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $14.0 million were issued under the previous facility, which are treated as issued under the amended facility. We use the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of September 28, 2008 was 40 basis points. The weighted average Eurocurrency interest rate as of September 28, 2008 was 3.43%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 3.83%. We had drawn down approximately $394.0 million of borrowings in U.S. Dollars under the facility as of September 28, 2008, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, and which are consistent with those financial covenants contained in our previous senior revolving credit agreement. The financial covenants in our amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if our credit rating is down-graded below investment grade. We were in compliance with all applicable covenants as of September 28, 2008.

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

6% Senior Unsecured Notes. On May 30, 2008, we issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on May 30th and November 30th. We may redeem some or all of our 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in our 6% senior notes include debt-to-capital ratios which, if our credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. We were in compliance with all applicable covenants as of September 28, 2008.

During the fourth quarter of fiscal year 2007, we entered into forward interest rate contracts, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%. These contracts are intended to hedge movements in interest rates prior to our forecasted debt issuance, which will need to be completed by the end of fiscal year 2008. We had accumulated net derivative losses of $15.1 million, net of taxes of $9.9 million, in other comprehensive income as of September 28, 2008 and $5.3 million, net of taxes of $3.5 million, as of December 30, 2007, related to these cash flow hedges. The net derivative losses will be amortized into interest expense when the hedged exposure affects interest expense. We settled forward interest rate contracts, with notional amounts totaling $150.0 million, upon the issuance of our 6% senior unsecured notes in May 2008, for a loss of $8.4 million, net of taxes of $5.4 million. As of September 28, 2008, $0.4 million, net of taxes of $0.3 million, of these derivative losses were amortized into interest expense to coincide with the issuance of the 6% senior unsecured notes in May 2008. The remaining forward interest rate contracts, with notional amounts totaling $150.0 million, have a future dated settlement to coincide with our additional forecasted debt issuance in fiscal year 2008.

Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into interest expense on the condensed consolidated financial statements. During the nine months ended September 28, 2008, there were no cash flow hedges that were discontinued or dedesignated, and we did not recognize any ineffectiveness.

Off-Balance Sheet Arrangements

Receivables Securitization Facility

During fiscal year 2001, we established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third-party financial institution. Under this arrangement, we sold, on a revolving basis, certain of our accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third-party financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. Our consolidated subsidiary retains the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts has been provided for on our balance sheet. The amount of receivables sold and outstanding with the third-party financial institution may not exceed $65.0 million. Under the terms of this arrangement, our consolidated subsidiary retains collection and administrative responsibilities for the balances. The aggregate amount of receivables sold to the consolidated subsidiary was $70.9 million as of September 28, 2008 and $79.0 million as of December 30, 2007. At each of September 28, 2008 and December 30, 2007, an undivided interest of $45.0 million in the receivables had been sold to the third-party financial institution under this arrangement. The remaining interest in receivables of $25.9 million and $34.0 million that were sold to and held by the consolidated subsidiary were included in accounts receivable in the condensed consolidated financial statements at September 28, 2008 and December 30, 2007, respectively.

The agreement requires the third-party financial institution to be paid interest during the period from the date the receivable is sold to its maturity date. At September 28, 2008, the effective interest rate was LIBOR plus approximately 40 basis points. The servicing fees received constitute adequate compensation for services performed. No servicing asset or liability is therefore recorded. The agreement also includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At September 28, 2008, we had a senior unsecured credit rating of BBB, with a stable outlook from Standard & Poor’s Rating Services, and of Baa3, with a stable outlook from Moody’s Investors Service. In January 2008, our consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization facility to January 23, 2009.

Dividends

Our Board declared regular quarterly cash dividends of seven cents per share in the first three quarters of fiscal year 2008 and in each quarter of fiscal year 2007.

Contractual Obligations

The following table summarizes our contractual obligations as of September 28, 2008:

	Operating Leases	Amended Sr. Unsecured Revolving Credit Facility Maturing 2012(1)	6.0% Sr. Notes Maturing 2015(2)	Other Revolving Debt Facilities(1)	Employee Benefit Plans	FIN No. 48 Liability(3)	Total
	(In thousands)
2008	$11,409	$—	$—	$40	$6,190	$5,622	$23,261
2009	34,175	—	—	—	26,390	—	60,565
2010	26,783	—	—	50	26,601	—	53,434
2011	20,560	—	—	—	27,081	—	47,641
2012	17,770	394,000	—	—	27,747	—	439,517
Thereafter	115,458	—	150,000	—	152,875	—	418,333

Total	$226,155	$394,000	$150,000	$90	$266,884	$5,622	$1,042,751

(1)	The credit facility borrowings carry variable interest rates; the amounts do not contemplate interest obligations.
(2)	For the purposes of this table, the obligation has been calculated without interest obligations.
(3)	The FIN No. 48 amount includes accrued interest, net of tax benefits, and penalties. We have excluded $34.7 million, including accrued interest, net of tax benefits, and penalties, from the amount related to our uncertain tax positions as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments, and the volatility in earnings caused by measuring related financial assets and liabilities differently. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We adopted SFAS No. 159 as of December 31, 2007, and to date have not elected to measure any additional financial instruments and other items at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as our short-term and long-term debt obligations and trade accounts receivable and accounts payable, are still reported at their carrying values. Any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159.

In March 2007, the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF No. 06-10”). EITF No. 06-10 provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. We adopted EITF No. 06-10 as of December 31, 2007 and the adoption did not have an impact on our consolidated financial statements.

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

equivalent notional amounts totaling $107.8 million and $156.5 million as of September 28, 2008 and September 30, 2007, respectively. The approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days during both fiscal years 2008 and 2007.

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

During the fourth quarter of fiscal year 2007, we entered into forward interest rate contracts, with notional amounts totaling $300.0 million, and a weighted average interest rate of 4.25%. These contracts are intended to hedge movements in interest rates prior to our forecasted debt issuance, which will need to be completed by the end of fiscal year 2008. We had accumulated net derivative losses of $15.1 million, net of taxes of $9.9 million, in other comprehensive income as of September 28, 2008 and $5.3 million, net of taxes of $3.5 million, as of December 30, 2007, related to these cash flow hedges. The net derivative losses will be amortized into interest expense when the hedged exposure affects interest expense. We settled forward interest rate contracts, with notional amounts totaling $150.0 million, upon the issuance of our 6% senior unsecured notes in May 2008, for a loss of $8.4 million, net of taxes of $5.4 million. As of September 28, 2008, $0.4 million, net of taxes of $0.3 million, of these derivative losses were amortized into interest expense to coincide with the issuance of our 6% senior unsecured notes in May 2008. The remaining forward interest rate contracts, with notional amounts totaling $150.0 million, have a future dated settlement to coincide with our additional forecasted debt issuance in fiscal year 2008.

Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into interest expense on the condensed consolidated financial statements. During the nine months ended September 28, 2008, there were no cash flow hedges that were discontinued or dedesignated, and no ineffectiveness was recognized.

Interest Rate Risk—Sensitivity. Our 2007 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. We refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” in our 2007 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended September 28, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of our quarter ended September 28, 2008, our Chief Executive Officer and our Acting Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

PharmaStem Therapeutics, Inc. (“PharmaStem”) filed a complaint dated February 22, 2002 against ViaCell, Inc., which is now our wholly owned subsidiary, and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem I”). After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that ViaCell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. However, the United States Supreme Court denied certiorari in March 2008, so the decision by the United States Court of Appeals for the Federal Circuit in favor of ViaCell is final and non-appealable. PharmaStem had also filed a second complaint against ViaCell and other defendants in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem II”). The Delaware court granted ViaCell’s motion in October 2005 to stay the proceedings in PharmaStem II pending the outcome of PharmaStem I and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. On September 2, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,461,645, and on September 16, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,569,427. As a result of the cancellation of all patent claims involved in PharmaStem II by the U.S. PTO, we will seek a dismissal of all claims for relief set forth by PharmaStem in PharmaStem II.

We believe we have meritorious defenses to these lawsuits and other proceedings, and we are contesting the actions vigorously in all of the above unresolved matters. However, each of these matters is subject to uncertainty, and it is not possible to determine whether or not the resolution of some of these matters could have a material adverse impact on our condensed consolidated financial statements.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at September 28, 2008 should not have a material adverse effect on our condensed consolidated financial statements. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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

Our customers include pharmaceutical and biotechnology companies, laboratories, academic and research institutions, public health authorities, private healthcare organizations, doctors and government agencies. Our quarterly sales and results of operations are highly dependent on the volume and timing of orders received during the quarter. In addition, our revenues and earnings forecasts for future quarters are often based on the expected trends in our markets. However, the markets we serve do not always experience the trends that we may expect. Negative fluctuations in our customers’ markets, the inability of our customers to secure credit or funding, general economic conditions or cuts in government funding would likely result in a reduction in demand for our products and services. In addition, government funding is subject to economic conditions and the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if our customers delay or reduce purchases as a result of uncertainties surrounding the approval of government or industrial funding proposals. Such declines could harm our consolidated financial position, results of operations, cash flows and trading price of our common stock, and could limit our ability to sustain profitability.

Our growth is subject to global economic and political risks.

We have operations in many parts of the world. The health of the global economy has a significant impact on our business. For example, the current tightening of credit in the financial markets may make it more difficult for customers to obtain financing for their operations, resulting in a material decrease in the orders we receive. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility. Political changes, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location. While some of these risks can be hedged using financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful. In addition, our ability to engage in such mitigation has decreased or become even more costly as a result of recent market developments.

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

Our licenses typically subject us to various economic and commercialization obligations. If we fail to comply with these obligations, we could lose important rights under a license, such as the right to exclusivity in a market. In some cases, we could lose all rights under the license. In addition, rights granted under the license could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent, or a third-party could obtain a patent that curtails our freedom to operate under one or more licenses.

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

We ship a significant portion of our products to our customers through independent package delivery and import/export companies, including UPS and Federal Express in the United States, TNT, UPS and DHL in Europe and UPS in Asia. We also ship our products through other carriers, including national trucking firms, overnight carrier services and the U.S. Postal Service. If one or more of the package delivery or import/export providers experiences a significant disruption in services or institutes a significant price increase, the delivery of our products could be prevented or delayed. Such events could cause us to incur increased shipping costs that could not be passed on to our customers, negatively impacting our profitability and our relationships with certain of our customers.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal quarter ended September 28, 2008. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

Our success also depends on our ability to execute leadership succession plans. The inability to successfully transition key management roles could have a material adverse effect on our operating results.

Restrictions in our credit facility may limit our activities.

Our amended senior unsecured revolving credit facility and 6% senior unsecured notes contain, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These debt instruments include restrictions on our ability and the ability of our subsidiaries to:

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

Our failure to comply with any of these restrictions in our amended senior unsecured revolving credit facility and 6% senior unsecured notes may result in an event of default under either or both of these debt instruments, which could permit acceleration of the debt under either or both debt instruments, and require us to prepay that debt before its scheduled due date.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of September 28, 2008, our total assets included $1.9 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

Adverse changes in our business or the failure to grow our Life and Analytical Sciences segment may result in impairment of our intangible assets, which could adversely affect our results of operations.

Our share price will fluctuate.

Over the last several quarters, stock markets in general and our common stock in particular have experienced significant price and volume volatility. Both the market price and the daily trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations and business prospects. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by:

•	operating results that vary from the expectations of securities analysts and investors;

•	the financial performance of the major end markets that we target;

•	the operating and securities price performance of companies that investors consider to be comparable to us;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors; and

•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, commodity and equity prices and the value of financial assets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2008 – July 27, 2008	0	$0.00	0	1,949,208
July 28, 2008 – August 24, 2008	1,000,000	$29.34	1,000,000	949,208
August 25, 2008 – September 28, 2008	952,562	$28.71	949,208	0

Activity for quarter ended September 28, 2008	1,952,562	$29.03	1,949,208	0

(1)	On November 6, 2006, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). During the third quarter of fiscal year 2008, we repurchased 1.9 million shares of our common stock in the open market at an aggregate cost of $56.6 million, including commissions. This activity completed our repurchase of the 10.0 million shares in the aggregate authorized under the Repurchase Program. On October 23, 2008, we announced that our Board has authorized us to repurchase up to 10.0 million additional shares of our common stock under a new stock repurchase program (the “New Repurchase Program”). The New Repurchase Program will expire on October 22, 2012 unless this authorization is terminated earlier by our Board, and may be suspended or discontinued at any time. Approximately 10.0 million shares of our common stock remain available for repurchase under the New Repurchase Program.
(2)	We repurchased 17,549 shares of our common stock during the first quarter of fiscal year 2008 and 3,354 shares of our common stock during the second quarter of fiscal year 2008 to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans.

Item 6.	Exhibits

10.1	The Omnibus Assignment and Assumption Agreement, dated as of October 1, 2008, to the Receivables Sale Agreement, dated as of December 21, 2001, by and among PerkinElmer Receivables Company, as Seller, PerkinElmer, Inc., as Initial Collection Agent, the Committed Purchasers, Windmill Funding Corporation, and Royal Bank of Scotland, PLC, as agent for the Purchasers.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

November 7, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Name

10.1	The Omnibus Assignment and Assumption Agreement, dated as of October 1, 2008, to the Receivables Sale Agreement, dated as of December 21, 2001, by and among PerkinElmer Receivables Company, as Seller, PerkinElmer, Inc., as Initial Collection Agent, the Committed Purchasers, Windmill Funding Corporation, and Royal Bank of Scotland, PLC, as agent for the Purchasers.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.