Form 10-K
period 2008-12-28
PERKINELMER INC
filed 2009-02-26
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐        No ☑

The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on June 27, 2008, was $3,252,103,791, based upon the last reported sale of $27.71 per share of common stock on June 27, 2008.

As of February 20, 2009, there were outstanding 116,175,740 shares of common stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 2009 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business

Overview

We are a leading provider of technology, services and solutions to the diagnostics, academic research, environmental monitoring and safety and security markets. We design, manufacture, market and service components, systems and products in two reporting segments:

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

We recently announced a new alignment of our businesses effective for fiscal year 2009 that will allow us to prioritize our capabilities on two key strategic areas – Human Health and Environmental Health. Our new Human Health segment concentrates on developing diagnostics, tools and applications to detect disease earlier and more accurately and to accelerate the discovery and development of critical new therapies. The Human Health segment includes our products and services that address the genetic screening and bio-discovery markets, formerly in our Life and Analytical Sciences segment, and our technology serving the medical imaging market, formerly in our Optoelectronics segment. Our new Environmental Health segment provides technologies and applications to facilitate the creation of safer products, more secure surroundings and efficient energy resources. The Environmental Health segment includes our products and services that address the analytical sciences and laboratory service and support markets, formerly in our Life and Analytical Sciences segment, and our technology designed for the sensors and lighting markets, formerly in our Optoelectronics segment.

In fiscal year 2008, we had $1,937.5 million in sales from continuing operations.

We are a Massachusetts corporation, founded in 1947. Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 150 countries. As of December 28, 2008, we employed approximately 7,900 employees in continuing operations. Our common stock is listed on the New York Stock Exchange, and we are a component of the S&P 500 Index.

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

Our Strategy

Our strategy is focused on providing innovative products, applications, and services that drive productivity improvements in targeted high growth market segments and developing value-added applications and solutions to foster continued market development and expansion. For example, we launched EcoAnalytix™, a global initiative to provide product, training, support and service offerings targeting food safety, water quality and biofuels development applications. To execute on our strategy and drive higher revenue growth, we focus on broadening our product and service offerings through the acquisition of innovative technology and expenditures for research and development. Our strategy includes:

•	Accelerating innovation through both internal research and development and the pursuit of third-party collaborations and alliances;

•	Achieving significant growth in both of our focus areas through strategic acquisitions and licensing;

•	Strengthening our position within key markets, by expanding our product and service offerings and maintaining superior product quality;

•	Utilizing our share repurchase programs to help drive shareholder value; and

•	Attracting, retaining and developing talented and motivated employees.

Recent Developments

As part of our strategy to grow our core businesses, we have taken the following actions:

Strategic Business Re-Alignment:

In November 2008, we announced a new alignment of our businesses effective for fiscal year 2009 that will allow us to prioritize our capabilities on two key strategic areas – Human Health and Environmental Health. Our new Human Health segment concentrates on developing diagnostics, tools and applications to detect disease earlier and more accurately and to accelerate the discovery and development of critical new therapies. Our new Environmental Health segment provides technologies and applications to facilitate the creation of safer products, more secure surroundings and efficient energy resources. As part of this new alignment we placed our Photonics and Photoflash businesses from our Optoelectronics segment under strategic review and created separate plans to divest these businesses.

We reported our financial results through fiscal year 2008 using the two reporting segments of Life and Analytical Sciences and Optoelectronics. Beginning in fiscal year 2009, we will report our financial results under the Human Health and Environmental Health segments to reflect our new business alignment.

Acquisitions:

Acquisition of Opto Technology Inc. In January 2009, we acquired Opto Technology Inc. (“Opto Technology”), a supplier of light-emitting diode based lighting components and subsystems. We expect this acquisition to expand our portfolio of high brightness LED components by adding optical subsystems to provide energy efficient solid state lighting solutions to original equipment manufacturers. We paid the shareholders of Opto Technology approximately $21.0 million in cash plus a potential of $8.0 million in additional contingent consideration.

Acquisition of Arnel, Inc. In December 2008, we acquired Arnel, Inc. (“Arnel”), a provider of custom engineered solutions for gas chromatography applications in the petrochemical, food and beverage, and industrial hygiene markets. We expect this acquisition to expand our chromatography portfolio and strengthen our application-focused products to better serve the biofuels and hydrocarbon processing industries. We paid the shareholders of Arnel approximately $2.0 million in cash plus potential additional contingent consideration.

Acquisition of VaConics Lighting, Inc. In May 2008, we acquired VaConics Lighting, Inc. (“VaConics”), a leading provider of custom and standard ceramic Xenon arc lamps. We expect this acquisition to expand our Xenon lighting technology by increasing our offerings of lamp products that include medical endoscopes, surgical headlamps, forensic analyses, video projectors, searchlights, and infrared lighting. We paid approximately $3.9 million in cash for VaConics’ assets.

Acquisition of LabMetrix Technologies S.A. In March 2008, we acquired LabMetrix Technologies S.A. (“LabMetrix”), LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc., a provider of metrology-based multi-vendor analytical instrument qualification solutions. We expect this acquisition to add technology, tools, processes and compliance expertise to our suite of OneSource® laboratory services by strengthening our support of customers in a wide range of industries including the pharmaceutical, medical device, food, toy and other consumer goods industries. We paid the shareholders of LabMetrix approximately $4.3 million in cash plus potential additional contingent consideration.

Acquisition of Newborn Metabolic Screening Business from Pediatrix Medical Group, Inc. In February 2008, we acquired Pediatrix Screening, Inc., which constituted the newborn metabolic screening business of Pediatrix Medical Group, Inc., and is now known as PerkinElmer Genetics, Inc. (“PKI Genetics”). PKI Genetics provides neonatal screening and consultative services to hospitals, medical groups and various states. We expect this acquisition to expand our capabilities to supply state laboratories and other agencies with comprehensive newborn screening solutions. We initially paid Pediatrix Medical Group, Inc. approximately $66.3 million in cash. During the second quarter of fiscal year 2008, we received approximately $0.3 million, from Pediatrix Medical Group, Inc. for net working capital adjustments. During the fourth quarter of fiscal year 2008, we paid approximately $2.3 million to Pediatrix Medical Group, Inc. as additional purchase price for the election to treat the acquisition as a deemed asset sale.

We took the following actions to further strengthen our core businesses:

Restructuring:

During fiscal year 2008, we incurred $6.6 million pre-tax restructuring charge in the Life and Analytical Sciences segment related to a workforce reduction from reorganization activities and the closure of excess facilities. We also recognized a $0.4 million pre-tax restructuring reversal in the Optoelectronics segment related to a workforce reduction from reorganization activities. Our management approved a plan to shift resources into product lines that are more consistent with our growth strategy. The pre-tax restructuring activity associated with these plans has been reported as restructuring expenses as a component of operating expenses from continuing operations. We expect the impact of immediate and future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we have incurred and will incur offsetting costs.

Discontinued Operations:

Photonics and Photoflash Businesses Divesture. In December 2008, as part of our new strategic business alignment into the Human Health and Environmental Health segments and our continued efforts to focus on higher growth opportunities, our management approved separate plans to sell our Photonics and Photoflash businesses within our Optoelectronics segment. Our Photonics and Photoflash products and technologies include xenon flashtubes and intense pulsed light. These products are used in a variety of applications including mobile phones and laser machine tools. We have reflected these businesses as discontinued operations for all periods presented in this annual report on Form 10-K. We are actively marketing and are currently committed to a plan to sell both of these businesses.

Certain Instrument Businesses Shut down. In December 2008, as part of our continued efforts to focus on higher growth opportunities, our management approved the shut down of certain instrument businesses within our Life and Analytical Sciences segment: Cellular Screening Fluorescence and Luminescence workstations Analytical Proteomics Instruments, and Proteomics and Genomics Instruments. We have reflected these businesses as discontinued operations for all periods presented in this annual report on Form 10-K. The Cellular Fluorescence and Luminescence workstations business included products focused on cellular imaging for kinetic and glow luminescence assays. The Analytical Proteomics Instruments business and the Proteomics and Genomics Instruments businesses included products for bioimaging, mass spectrometers for protein identification, high resolution multi-color fluorescence gel imagers, spot detection and spot excision instruments, as well as laser scanners for slide based microarray image analysis. We continue to serve the Cellular Screening, Proteomics and Genomics consumable and reagents markets. The shut down of the Cellular Screening Fluorescence and Luminescence workstations business, Analytical Proteomics Instruments business, and Proteomics and Genomics Instruments business in December 2008 resulted in a $4.8 million loss related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value.

ViaCyteSM and Cellular Therapy Technology Businesses Shut down. Following the ViaCell acquisition, our Board of Directors (the “Board”) approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with our acquisition of ViaCell, Inc., in November 2007. The ViaCyteSM business focused on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focused on the development and sale of unrestricted somatic stem cell products which are derived from umbilical cord blood. We determined that both businesses do not strategically fit with the other products offered by our Life and Analytical Sciences segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete with larger companies that focus on the market for such products. After careful consideration, we decided in the second quarter of fiscal year 2008 to shut down the ViaCyteSM and Cellular Therapy Technology businesses, recording a pre-tax loss of $8.0 million for severance and facility closure costs. We have classified the results and shut down of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements. See Note 7 to our consolidated financial statements included in this annual report on Form 10-K for additional details.

As part of our strategy, we also took the following actions:

Share Repurchase Program:

On November 6, 2006, we announced that our Board authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). During the third quarter of fiscal year 2008, we repurchased 1.9 million shares of common stock in the open market at an aggregate cost of $56.6 million, including commissions, under the Repurchase Program. These repurchases completed the repurchase of the 10.0 million shares in the aggregate authorized under the Repurchase Program. On October 23, 2008, we announced that our Board has authorized us to repurchase up to 10.0 million additional shares of common stock under a new stock repurchase program (the “New Repurchase Program”). The New Repurchase Program will expire on October 22, 2012 unless this authorization is terminated earlier by the Board, and may be suspended or discontinued at any time. During fiscal year 2008, we repurchased approximately 1.0 million shares of our common stock in the open market at an aggregate cost of $18.0 million, including commissions, under the New Repurchase Program. From December 29, 2008 through February 20, 2009, we repurchased approximately 1.0 million shares of our common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the New Repurchase Program.

Life and Analytical Sciences

Our Life and Analytical Sciences segment is a leading provider of analytical sciences, genetic screening, bio-discovery and laboratory services solutions, including instruments, reagents, software, and consumables. Our instruments are used in daily applications for scientific research and clinical applications. Our research products provide the fundamental tools necessary for a variety of applications that are critical to the development of many of our customers’ new products and academic projects. In fiscal year 2008, our Life and Analytical Sciences segment generated sales of $1,512.6 million.

Our new Human Health segment concentrates on developing diagnostics, tools and applications to detect disease earlier and more accurately and to accelerate the discovery and development of critical new therapies and includes our products and services that address the genetic screening and bio-discovery markets, formerly in our Life and Analytical Sciences segment. Our new Environmental Health segment provides technologies and applications to facilitate the creation of safer products, more secure surroundings and efficient energy resources and includes our products and services that address the analytical sciences and laboratory service and support markets, formerly in our Life and Analytical Sciences segment.

Human Health

For genetic screening and clinical laboratories, we provide instrumentation, software, reagents and analytical tools to test for various inherited metabolic or endocrinological disorders in newborns and to assess risk during pregnancy. Our products include both screening and confirmatory diagnostic products. We sell our genetic screening solutions to public health authorities, private healthcare organizations and doctors around the world. With the addition of ViaCell, we also offer expectant families the opportunity to preserve their baby’s umbilical cord blood at the time of birth for potential medical use by the child or a related family member for a number of disorders, including some for which we have screening programs.

For bio-discovery solutions, we offer a wide range of systems comprising instrumentation, software, consumables and reagents, supporting biochemical and cell based assays. Such products and application solutions build on our core expertise in cellular sciences, multi-label detection, time-resolved fluorescence, chemiluminescence, radioactive labeling, and the detection of proteins and nucleic acids. We sell our comprehensive solutions to pharmaceutical, biotechnology, clinical and academic research customers throughout the world.

Principal Products. Our principal products for Human Health applications include:

•

Liquid Scintillation Analyzers such as Tri-carb® family of liquid scintillation counters offering a range of computer-controlled bench top counters capable of detecting small amounts of alpha, beta and gamma radioactivity utilized in research, environmental or drug discovery applications.

•	MicroBeta™ and TopCount® offer low and medium throughput detection for gamma, beta and luminescence counting in microplate formats.

•

DELFIA® Xpress, a complete solution for prenatal screening, is a fast, continuous loading system supported by kits for both first and second trimester analyses, and clinically validated LifeCycle™ software.

•	The NeoGram™ MS/MS AAAC in vitro diagnostic kit is used to support detection of metabolic disorders in newborns by tandem mass spectrometry.

•

Ultra-Screen® is a first trimester prenatal screening protocol combining ultrasound measurement of the fluid accumulation behind the neck of the fetus (“nuchal translucency”) with maternal serum markers. It is designed to assess patient-specific risk for Down Syndrome, trisomy 18 and other chromosomal abnormalities.

•

EnVision™, a multi-label reader used in a wide range of high-throughput screening applications, features two detectors enabling simultaneous dual wavelength reading, below emission reading, barcode readers, a high speed light source, and adjustment of measurement height function. The instrument is fully configurable, accepting microplates from 96 to 1,536 wells, and can be integrated into robotic systems.

•

The JANUS® Automated Workstation, an automation and liquid handling system consisting of a modular platform that enables one or two pipetting arms with different tip configurations as well as one-plate movement arm on a single workstation. JANUS is designed for the efficient automation of sample preparation procedures utilized in pharmaceutical, biotech, and research applications.

•	The UltraVIEW™ VoX Confocal Imaging System is a high-resolution, live cell imaging system that allows for the observation and measurement of cellular and molecular processes.

•	The Spectral Genomics Array Comparative Genomic Hybridization (“CGH”) platform provides tools for improving gene expression validation, molecular karyotyping and genome profiling.

•

Biochemical and cellular reagents, such as radioisotopes, radiochemicals, LANCE® and AlphaScreen® assay technologies, fluorescent labeled probes and GPCR cell lines and membranes, are used in and support a broad and flexible range of assays used for drug discovery, functional genomics, proteomics, and genotyping, as well as a range of other research areas.

New Products. New products introduced or acquired for Human Health applications in fiscal year 2008 include:

•	20 new AlphaScreen® SureFire® assay kits used for the detection of full-length kinase activation in cell lysates.

•

Expansion of the AlphaLISA® “No Wash” assay line to 14 stand-alone reagents and 28 kits—including kits for detecting key biomarkers associated with inflammation, cancer, neurodegeneration, metabolic disorders and angiogenesis.

•

Volocity® 5 high performance imaging software suite, a solution for 3D and 4D image acquisition, allowing data visualization, deconvolution, publication, object measurement, tracking and charting. Using Volocity, cell images can either be directly acquired or the data seamlessly imported from a diverse range of fluorescence microscopy systems.

•

The Columbus™ high content screening (“HCS”) data management system, a platform for archiving, managing, retrieving and protecting images and analyzed results. The Columbus software is a flexible, convenient solution for high-volume image storage and management.

•

Good Manufacturing Practice (“GMP”) Services for radiosynthesis of compounds for Absorption, Distribution, Metabolism and Excretion (“ADME”) research studies. Our GMP Radiosynthesis Services provide advanced expertise for the manufacturing of radiolabeled compounds to help pharmaceutical, biotechnology and contract research organizations (“CROs”) accelerate drug development outcomes.

•

The VICTOR™ X multi-label plate reader platform which offers customers increased flexibility while its enhanced versatility enables support of new applications beyond primary screening, including quality control and therapeutic research.

•

Enhanced version of market leading EnVision multi-mode detection system offering a new monochromator option enabling enhanced flexibility and optimal signal to noise detection through quad monochromator based wavelength scanning.

•

The JANUS Oil Diluter Workstation automates sample preparation of lubricants for wear metals analysis. The 8-tip, high-throughput workstation enables laboratories to replace manual or single-tip sample preparation methods with an automated system to accelerate testing for wear in large capital equipment.

•

Wizard[2] family of automated gamma counters is the next generation of gamma counters offering high throughput detection for all types of samples and compatible with any gamma application in research or clinical marketplaces.

•	Enhanced models of Tri-carb liquid scintillation counters providing updated software, positive identification capabilities and enhanced performance.

Environmental Health

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

For service and support, we offer customers a range of products including service plans, preventive maintenance, qualification, training, and upgrades. OneSource®, our maintenance management platform, helps customers consolidate the essential maintenance and asset management needs of their laboratory(ies). Through our recent acquisitions, the services we provide have expanded to include a broad range of multi-vendor maintenance solutions.

Principal Products. Our principal products for Environmental Health applications include:

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

•

Our family of inorganic analysis instrumentation, including the AAnalyst™ series of atomic absorption spectrometers, the Optima™ family of inductively coupled plasma (“ICP”) spectrometers and the ELAN® family of ICP mass spectrometers are instruments used in the environmental and chemical industries, among others, to determine the elemental content of a sample.

•

Our Raman spectroscopy instruments provide laboratories with the ability to analyze solids, liquids, powders, gels, slurries and aqueous solutions in bulk or to address variations in sample distribution with imaging. The technology applies to a wide range of sectors including pharmaceuticals, industrial, forensics and academia.

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

New Products. New products introduced or acquired for Environmental Health applications in fiscal year 2008 include:

•

LABWORKS™ Laboratory Information Management System (“LIMS”), a collaboration with Labtronics Inc. (“Labtronics”), offers laboratories more choice for connecting laboratory instruments with Labtronics providing a flexible toolkit approach enabling users to adapt their interfaces to meet changing requirements in-house, thereby reducing the need for outside assistance.

•

The Spectrum™ 400 FT-IR/FT-FIR, a research spectrometer for the characterization of materials including inorganics, novel materials and semiconductors and combines mid-infrared (“IR”) and far-infrared (“FIR”) spectroscopy in a single instrument. With automatic beamsplitter changeover, it offers flexible performance for advanced research and industrial laboratories.

•

Three market-specific LABWORKS™ LIMS packages that address increasing regulatory and compliance pressures: LABWORKS foodLIMS™ is designed to integrate with tracing software to support compliance with regulatory requirements, LABWORKS waterLIMS™ interfaces with Environmental Enforcement Data Management Systems (“EEDMS”) to help ensure compliance with environmental regulations and LABWORKS process LIMS™ interfaces with refineries’ Plant Information Management Systems (“PIMS”) to ensure optimal efficiency in data reporting.

•

The Spectrum™ 100 Optica, the only commercially available FT-IR spectrometer developed specifically for the optical filters and coatings industry. The instrument provides improved ordinate accuracy for the measurement of optical filters and high refractive index materials.

•

Raman IdentiCheck™ portable spectrometer delivers unambiguous identification of pharmaceutical raw materials directly at goods-in or in the warehouse facility. The Raman IdentiCheck™ combines the high spectral performance of a laboratory-based instrument with a portable, hand-held trigger probe system.

•

The LAMBDA™ XLS, a UV/Vis spectrophotometer for Quality Assurance/Quality Control (“QA/QC”) and teaching laboratories; and the LAMBDA™ Bio, a UV/Vis spectrophotometer designed specifically for biological science laboratories; are designed as low-cost, routine platforms with a number of pre-configured standard methods and the capability to add customized methods, addressing a wide range of applications.

•

The Optima 7000 Series of Inductively Coupled Plasma-Optical Emission Spectrometers (“ICP-OES”) supports a variety of markets including environmental, geochemical, clinical, product testing and forensic. Its Universal Data Acquisition mode records all of the spectral data for each sample, enabling users to retrieve data that was not initially reported without needing to run the sample again, saving time and increasing productivity.

•

The Series 275 HRes Liquid Chromatography System is a dedicated liquid chromatography system, providing increased throughput with greater speed, resolution and performance to support quality assurance/quality control in the pharmaceutical, food and beverage, environmental and materials testing markets.

•

The Series 225 LC Autosampler, fully integrated into our Series 200 family of liquid chromatography autosamplers, supports pharmaceutical, food and beverage, environmental, materials characterization and chemical industry research and testing. It eliminates the manual steps in the critical injection phase to ensure greater reliability of operations for more accurate results.

•

The new LAMBDA™ 1050 spectrophotometer is intended to help material scientists in a diverse range of industries accelerate the development of engineered materials, including those designed to improve energy conservation or harness renewable energy sources.

•

Food and Consumer Safety Solutions: EcoAnalytix Melamine Analyzer, an analytical solution based on the Clarus® 600 T Gas Chromatograph/Mass Spectrometer designed to determine melamine adulteration in protein-based foods and the EcoAnalytix PlaySafe™ Analyzer, which verifies the amount of heavy metals in a particular consumer product.

•

Water Analysis Solutions: EcoAnalytix PAH Analyzer, a preconfigured system for the analysis of polycyclic aromatic hydrocarbons (“PAH”), organic pollutants widely distributed in the environment that can be carcinogenic; an EcoAnalytix Trace Metal Water Analyzer utilizing Inductively Coupled Plasma-Mass Spectrometry (“ICP-MS”) to rapidly screen for commonly regulated elements in drinking water; and, the LAMBDA™ XLS for determination of total nitrogen and phosphates.

•

Biodiesel analysis platforms: EcoAnalytix Biodiesel Glycerin & Methanol Analyzer based on the Clarus 500 Gas Chromatograph for the analysis of glycerin and residual alcohol in biodiesel; the EcoAnalytix Biodiesel Trace Metals Analyzer based on the Optima™ 7000 ICP-Optical Emission Spectroscopy for testing Group I and Group II metals and phosphorus; the EcoAnalytix Biodiesel FAME Analyzer (“ASTM only”) based on the Spectrum™ 100 FT-IR System for analyzing the properties of biodiesel fuel that are determined by structure of its fatty acid methyl esters; and LABWORKS™ Green, a pre-configured software application for the biodiesel industry.

•

Through the acquisition of Arnel, we continue our ability to provide standard and custom petroleum tailored solutions based upon our gas chromatography platform. These analyzers include the widest range of refinery/light hydrocarbon gas analyzers (“RGA”) and natural gas analyzers (“NGA”) in the industry.

Brand Names

Our Life and Analytical Sciences segment offers additional products under various brand names, including AlphaLISA®, AlphaScreen®, Wallac®, Packard®, NEN®, OneSource®, AutoDELFIA®, HyperDSC®, LAMBDA™, LABWORKS™, EcoAnalytix™, Evolution™, Chromera™, MultiPROBE®, FlashBlue™, ScanArray™, Victor™, Opera™ and ViaCord®.

Optoelectronics

Our Optoelectronics segment provides a broad range of medical imaging, optical sensor and specialty lighting components used in medical, consumer products, and other specialty end markets. For fiscal year 2008, our Optoelectronics segment generated sales of $424.9 million.

Our new Human Health segment concentrates on developing diagnostics, tools and applications to detect disease earlier and more accurately and to accelerate the discovery and development of critical new therapies and includes our technology serving the medical imaging market formerly in our Optoelectronics segment. Our Environmental Health segment provides technologies and applications to facilitate the creation of safer products, more secure surroundings and efficient energy resources and includes our technology designed for the sensors and lighting markets formerly in our Optoelectronics segment.

Human Health

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

Principal Products. Our principal products for Human Health applications include:

•

Amorphous silicon flat panel detectors, containing an enabling technology for digital x-ray imaging that replaces film and produces improved image resolution and diagnostic capability in applications such as radiography, cardiology, angiography and cancer treatments.

New Products. New products introduced for Human Health applications in fiscal year 2008 include:

•

New 8-inch and 16-inch amorphous silicon flat panel detectors in its XRD N ES detector series, offering twice the speed of previous designs, with output of up to 30 frames per second (“fps”) and the ability to provide real-time images. The detectors are radiation-hardened and designed to withstand demanding, high energy test environments for industrial nondestructive testing applications including metal casting inspection, composite materials inspection, PCB testing, pipeline inspection, and various types of in-line manufacturing inspections.

Environmental Health

Our specialty lighting technologies include ceramic xenon light sources and LEDs. These products are used in a variety of applications including medical endoscopy equipment, blood glucose equipment, operating room lighting and light sources for analytical instruments.

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

Principal Products. Our principal products for Environmental Health applications include:

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

•

A wide range of optical detectors and light sources used in analytical instruments, drug discovery tools and clinical diagnostic systems. The detectors include charge coupled devices, avalanche photodiodes, photodiode arrays, channel photo multipliers, and our unique single photon counting module. The light sources include our Cermax® xenon short arc lamps described above. We also produce ultraviolet-visible range spectrometer sub-systems based on the above components.

New Products. New products introduced for Environmental Health applications in fiscal year 2008 include:

•

Next-generation Cermax® xenon lamps and modules for applications including medical endoscopy, surgical headlamp illumination, biofluorescence, and dental curing. The new Cermax VQ™ models deliver improved reliability, longer lamp lifetime, easy lamp replacement, improved heat sink design, and quiet operation.

•

White LED product offerings in the ACULED® family of high-power LED solutions. The ACULED® Very High Lumen™ (“VHL”) product line now includes a full-line of all-white LEDs and multi-color/white LEDs and provides superior color mixing, four separately addressable chips, adjustable color temperatures and low thermal resistance. Custom lighting combinations that include white chips are available under the ACULED® DYO™ product line, providing customers with the capability to “design your own” custom four-chip LED configuration to suit specific lighting application needs.

•

New Thermopile Sensors in surface mount device (“SMD”) housings for applications involving remote temperature sensing including ear thermometers and other consumer/office applications including printers and photocopiers. The new thermopile product lines feature improved thermal properties as well as new thermopile chip and packaging options.

•

New Family of Avalanche Photodiodes (“APDs”) in plastic packaging, including lower-cost devices based on multiple size and wavelength-adapted EPI APD chips with varied packaging options. The new APDs, an alternative to metal-packaged APD devices, are suited to commercial and recreational range-finding markets, high volume optical distance measurement, and security and presence detection applications.

•	New short wavelength-enhanced silicon APDs for nuclear medicine, PET imaging applications and high-energy physics.

•	TPS 73x Thermopile Sensor Family for gas sensing applications, delivering enhanced performance based on their high sensitivity and low noise.

Brand Names

Our Optoelectronics business offers its products under various brand names, including Cermax®, VQ™, Heimann™, Reticon®, SmartBlue™, MultiBlue™, DigiPyro®, ACULED®, Trim Xe™, AesthetiPak™, VIGI-Lux™, Power Systems, and Amorphous Silicon.

Marketing

All of our businesses market their products and services directly through their own specialized sales forces. As of December 28, 2008, we employed approximately 2,600 sales and service representatives operating in approximately 35 countries, and marketing products and services in more than 150 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

Raw Materials and Supplies

Each of our businesses uses a wide variety of raw materials and supplies that are generally available from alternate sources of supply and in adequate quantities from domestic and foreign sources. We generally have multi-year contracts, with no minimum purchase requirements, with certain of our suppliers. For certain critical raw materials and supplies required for the production of some of our principal products, we have qualified only a limited or a single source of supply. We periodically purchase quantities of some of these critical raw materials in excess of current requirements, in anticipation of future manufacturing needs. With sufficient lead times, we believe we would be able to qualify alternative suppliers for each of these raw materials. See further description in the applicable risk factor under “Item 1A. Risk Factors.”

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

We do not believe any single competitor competes directly with our Optoelectronics segment across its full product range. However, we do compete with specialized manufacturing companies in the manufacturing and sale of specialty flashtubes for industrial applications and ultra specialty lighting sources, photo detectors and photodiodes, and switched power supplies. Competition is based on price, technological innovation, operational efficiency, and product reliability and quality.

We believe we compete effectively in each of the areas in which our businesses experience competition.

Research and Development

Research and development expenditures were approximately $108.1 million during fiscal year 2008, approximately $105.5 million during fiscal year 2007, and approximately $93.4 million during fiscal year 2006. The fiscal year 2007 amount included an in-process research and development (“IPR&D”) charge of $1.5 million related to the acquisitions of Evotec Technologies GmbH and Euroscreen Products, S.A. in January 2007.

We directed our research and development efforts in fiscal years 2008, 2007 and 2006 primarily toward genetic screening, bio-discovery, and analytical sciences markets within our Life and Analytical Sciences segment, and medical imaging and photonics markets within our Optoelectronics segment, in order to help accelerate our growth initiatives. We expect to continue our strong investments in research and development to drive growth during fiscal year 2009, and to continue to emphasize the genetic screening, bio-discovery, and medical imaging markets within our Human Health segment, and the analytical sciences market within our Environmental Health segment.

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

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $4.0 million as of December 28, 2008, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations, or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

In addition, we accrued $9.7 million during fiscal year 2007 for a fire that occurred within our Life and Analytical Sciences facility in Boston, Massachusetts in March 2005, representing our management’s estimate of the total cost for decommissioning the building, including environmental matters. We paid $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building. We anticipate that the remaining payments of $4.2 million will be completed by the third quarter of fiscal year 2009.

We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Employees

As of December 28, 2008, we employed approximately 7,900 employees in continuing operations. Several of our subsidiaries are parties to contracts with labor unions and workers’ councils. As of December 28, 2008, we employed an aggregate of approximately 1,000 union and workers’ council employees. We consider our relations with employees to be satisfactory.

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

The table below sets forth sales and operating income (loss) by reporting segment for the 2008, 2007 and 2006 fiscal years:

	2008	2007	2006
	(In thousands)
Life & Analytical Sciences
Sales	$1,512,556	$1,315,591	$1,129,182
Operating income from continuing operations	138,627	129,558	112,655
Optoelectronics
Sales	424,909	386,783	348,503
Operating income from continuing operations	91,164	71,381	66,063
Corporate
Operating loss from continuing operations	(36,821)	(37,086)	(31,991)
Continuing Operations
Sales	$1,937,465	$1,702,374	$1,477,685
Operating income from continuing operations	192,970	163,853	146,727
Interest and other expense, net (see Note 5)	45,609	16,877	2,666

Income from continuing operations before income taxes	$147,361	$146,976	$144,061

Discontinued operations have not been included in the preceding table.

Additional information relating to our reporting segments for the 2008, 2007 and 2006 fiscal years is as follows:

	Depreciation and Amortization Expense			Capital Expenditures
	2008	2007	2006	2008	2007	2006
	(In thousands)
Life and Analytical Sciences	$72,534	$61,689	$50,575	$25,019	$17,575	$25,973
Optoelectronics	14,223	13,246	15,097	15,105	23,834	11,122
Corporate	1,550	1,576	2,049	3,201	3,105	6,497

Continuing operations	$88,307	$76,511	$67,721	$43,325	$44,514	$43,592

Discontinued operations	$5,450	$1,568	$1,795	$2,079	$2,466	$881

	Total Assets
	December 28, 2008	December 30, 2007
	(In thousands)
Life and Analytical Sciences	$2,608,731	$2,589,439
Optoelectronics	281,034	269,485
Corporate	21,433	46,409
Net current and long-term assets of discontinued operations	20,569	44,004

Total assets	$2,931,767	$2,949,337

Financial Information About Geographic Areas

Both of our reporting segments conduct business in, and derive substantial revenue from, various countries outside the United States. During fiscal year 2008, we had $1,185.1 million in sales from our international operations, representing approximately 60% of our total sales. During fiscal year 2008, we derived approximately 80% of our international sales from our Life and Analytical Sciences segment, and approximately 20% of our international sales from our Optoelectronics segment. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales in the future.

We are exposed to the risks associated with international operations, including exchange rate fluctuations, regional and country-specific political and economic conditions, foreign receivables collection concerns, trade protection measures and import or export licensing requirements, tax risks, staffing and labor law concerns, intellectual property protection risks, and differing regulatory requirements. Additional geographic information is discussed in Note 23 to our consolidated financial statements included in this annual report on Form 10-K.

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

Our growth is subject to global economic, political and other risks.

We have operations in many parts of the world. The health of the global economy has a significant impact on our business. For example, the current tightening of credit in the financial markets may make it more difficult for customers to obtain financing for their operations, resulting in a material decrease in the orders we receive. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Political changes, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location. In addition, our global manufacturing facilities face risks to their production capacity that may relate to natural disasters, labor relations or regulatory compliance. While some of these risks can be hedged using financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful. In addition, our ability to engage in such mitigation has decreased or become even more costly as a result of recent market developments.

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

We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as ViaCell, Inc., acquired in November 2007, the Newborn Metabolic Screening Business from Pediatrix Medical Group, Inc., acquired in February 2008, LabMetrix Technologies S.A., acquired in March 2008, VaConics Lighting, Inc., acquired in May 2008, and Arnel, Inc., acquired in December 2008. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

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

Disruptions in the supply of raw materials, certain key components, and supplies from our limited or single source suppliers could have an adverse effect on the results of our business operations, and could damage our relationships with customers.

The production of our products requires a wide variety of raw materials, key components and supplies that are generally available from alternate sources of supply. However, certain critical raw materials, key components and supplies required for the production of some of our principal products are available from limited or single sources of supply. We generally have multi-year contracts with no minimum purchase requirements with these suppliers, but those contracts may not fully protect us from a failure by certain suppliers to supply critical materials or from the delays inherent in being required to change suppliers and, in some cases, validate new raw materials. Such raw materials, key components and supplies could usually be obtained from alternative sources with the potential for an increase in price, decline in quality or delay in delivery. A prolonged inability to obtain certain raw materials, key components or supplies is possible and could have an adverse effect on our business operations, and could damage our relationships with customers.

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

The healthcare industry, including the genetic screening market, is subject to extensive and frequently changing international and United States federal, state and local laws and regulations. In addition, legislative provisions relating to healthcare fraud and abuse, patient privacy violations and misconduct involving government insurance programs provide federal enforcement personnel with substantial powers and remedies to pursue suspected violations. We believe that our business will continue to be subject to increasing regulation as the federal government continues to strengthen its position on healthcare matters, the scope and effect of which we cannot predict. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs, and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could have a significant adverse effect on our business.

Economic, political and other risks associated with foreign operations could adversely affect our international sales and profitability.

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal year ended December 28, 2008. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates,

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions,

•	trade protection measures and import or export licensing requirements,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	adverse income tax audit settlements or loss of previously negotiated tax incentives,

•	differing business practices associated with foreign operations,

•	difficulty in staffing and managing widespread operations,

•	differing labor laws and changes in those laws,

•	differing protection of intellectual property and changes in that protection, and

•	differing regulatory requirements and changes in those requirements.

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

If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.

We rely on several centralized information systems throughout our company to keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers and suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.

Restrictions in our credit facility and outstanding debt instruments may limit our activities.

Our amended senior unsecured revolving credit facility and our 6% senior unsecured notes contain, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These debt instruments include restrictions on our ability and the ability of our subsidiaries to:

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

Our failure to comply with any of these restrictions in our amended senior unsecured revolving credit facility and our 6% senior unsecured notes may result in an event of default under either or both of these debt instruments, which could permit acceleration of the debt under either or both debt instruments, and require us to prepay that debt before its scheduled due date.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of December 28, 2008, our total assets included $1.8 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

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

Dividends on our common stock could be reduced or eliminated in the future.

On January 28, 2009, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2009. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

As of December 28, 2008, our continuing operations occupied approximately 2,643,000 square feet in over 110 locations. We own approximately 615,000 square feet of this space, and lease the balance. We conduct our operations in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 11 states and 34 foreign countries.

Facilities outside of the United States account for approximately 1,312,000 square feet of our owned and leased property, or approximately 50% of our total occupied space.

Our real property leases are both short-term and long-term. We believe that our properties are well-maintained and are adequate for our present requirements.

The following table indicates, as of December 28, 2008, the approximate square footage of real property owned and leased attributable to the continuing operations of both of our reporting segments:

	Owned	Leased	Total
	(In square feet)
Life and Analytical Sciences	280,000	1,416,200	1,696,200
Optoelectronics	335,000	584,000	919,000
Corporate offices	—	27,800	27,800

Continuing operations	615,000	2,028,000	2,643,000

Item 3.    Legal Proceedings

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

We believe we have meritorious defenses to these lawsuits and other proceedings, and we are contesting the actions vigorously in all of the above unresolved matters. While each these matters is subject to uncertainty, in the opinion of our management, based on its review of the information available at this time, the resolution of these matters will not have a material adverse impact on our consolidated financial statements included in this annual report on Form 10-K.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although, we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at December 28, 2008 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are our executive officers as of February 26, 2009. No family relationship exists between any one of these officers and any of the other executive officers or directors.

Name	Position	Age
Gregory L. Summe	Executive Chairman of the Board	52
Robert F. Friel	Chief Executive Officer, President, and Director	53
Joel S. Goldberg	Senior Vice President, General Counsel, and Secretary	40
Richard F. Walsh	Senior Vice President and Chief Administrative Officer	56
John A. Roush	Senior Vice President and President—Environmental Health	43
Daniel R. Marshak	Senior Vice President, Chief Scientific Officer, and President—Greater China	51
Michael L. Battles	Vice President, Chief Accounting Officer, Acting Chief Financial Officer, and Chief Financial Officer—Human Health	40

Gregory L. Summe, 52. Prior to being named Executive Chairman of the Board in February 2008, Mr. Summe had served as our Chief Executive Officer since January 1, 1999 and as Chairman of the Board since April 27, 1999. He was appointed President and Chief Operating Officer and elected to our Board of Directors in early 1998. He began serving as a Senior Advisor to Goldman Sachs Capital Partners in February 2008. From 1993 to 1998, Mr. Summe held several management positions with AlliedSignal, Inc., now Honeywell International: President of the Automotive Products Group, President of Aerospace Engines, and President of General Aviation Avionics. Prior to joining AlliedSignal, Inc., he worked at General Electric, and was a partner at McKinsey & Company, where he worked from 1983 to 1992. Mr. Summe is the lead Director of State Street Corporation and a member of the Board of Directors at ADP, Inc. He holds a Bachelor of Science degree and a Master of Science degree in electrical engineering from the University of Kentucky and the University of Cincinnati, respectively, and a Master of Business Administration degree from the Wharton School at the University of Pennsylvania.

Robert F. Friel, 53. Mr. Friel was named our Chief Executive Officer effective February 1, 2008. Mr. Friel joined us in February 1999 as our Senior Vice President and Chief Financial Officer. In 2004, he was named Executive Vice President and Chief Financial Officer with responsibility for business development and information technology, in addition to his oversight of the finance function. In January 2006, he was named our Vice Chairman, President of Life and Analytical Sciences and elected to our Board of Directors. In July 2007, he was named President and Chief Operating Officer of the Company, effective August 1, 2007. From 1980 to 1999, he held several senior management positions with AlliedSignal, Inc., now Honeywell International. He holds a Bachelor of Arts degree in economics from Lafayette College and a Master of Science degree in taxation from Fairleigh Dickinson University. Mr. Friel is a Director of Fairchild Semiconductor, Inc. and serves on the Board of Trustees for the March of Dimes Foundation.

Joel S. Goldberg, 40. Mr. Goldberg joined us in July 2008 as our Senior Vice President, General Counsel and Secretary. Prior to joining us in July 2008, Mr. Goldberg served as Vice President, Chief Compliance Officer and Secretary for Millennium Pharmaceuticals, Inc. During his seven years with Millennium, he focused in the areas of mergers and acquisitions, strategic alliances, investment and financing transactions, securities and healthcare related compliance, and employment law. Before joining Millennium, Mr. Goldberg was an associate at the law firm of Edwards & Angell, LLP, focusing on emerging companies, venture capital, securities and merger-related work. Mr. Goldberg graduated from the Northeastern University School of Law and also holds a Masters in Business Administration from Northeastern. He completed his undergraduate degree at the University of Wisconsin-Madison.

Richard F. Walsh, 56. Mr. Walsh joined us in July 1998 as our Senior Vice President of Human Resources and, in January 2006, was also named our Chief Administrative Officer. From 1995 to 1998, he served as Senior Vice President of Human Resources of ABB Americas, Inc., the United States subsidiary of an international engineering company. Prior to that, Mr. Walsh held a number of managerial positions in human resources with ABB starting in 1989. His prior employment was with Unilever, where he spent nine years in human resource management. Mr. Walsh holds a Bachelor of Science degree in marketing and a Master of Business Administration degree from LaSalle University, and a Master of Arts in counseling from Villanova University.

John A. Roush, 43. Mr. Roush has served as our Senior Vice President since 2006 and was named President of our Environmental Health segment in January 2009 after serving as Vice President and President of our Optoelectronics segment since 2004. Mr. Roush first joined us in 1999 as General Manager of a specialty lighting division within our Optoelectronics business, and subsequently held several additional roles within Optoelectronics. From 2001 to 2002, he served as Vice President & General Manager of the Sensors business, and from 2002 to 2004, he held the role of Vice President of Sales & Product Management. Before joining us, Mr. Roush held leadership positions with General Electric, AlliedSignal, Inc., now Honeywell International, and McKinsey & Company. Mr. Roush holds a Bachelor of Science degree in electrical engineering from Tufts University and a Master of Business Administration degree from the Harvard Business School.

Daniel R. Marshak, 51. Dr. Marshak was appointed our Senior Vice President in April 2008, and joined us as our Chief Scientific Officer in May 2006. In addition to these responsibilities, in May 2008, Dr. Marshak was appointed our President of Greater China. Prior to joining us, Dr. Marshak was with Cambrex Corporation since 2000, most recently as Vice President and Chief Technology Officer for Biotechnology. Dr. Marshak also previously held the positions of Senior Vice President and Chief Scientific Officer for Osiris Therapeutics, Inc. and Senior Staff Investigator, Cold Spring Harbor Laboratory. Dr. Marshak received his Bachelor of Arts degree in biochemistry and molecular biology from Harvard University, and his doctorate in biochemistry and cell biology from The Rockefeller University. Dr. Marshak performed postdoctoral research in pharmacology at Vanderbilt University and the National Institute of Health. Dr. Marshak is the author of more than 100 scientific publications and an inventor on six U.S. patents.

Michael L. Battles, 40. Mr. Battles has served as our Acting Chief Financial Officer since June 2008 and was named Chief Financial Officer of our Human Health segment in January 2009. Mr. Battles also continues to serve as our Vice President and Chief Accounting Officer. Mr. Battles joined us in November 2001 as Global Controller of our Analytical Instruments division, and in 2003 was named our Director of Technical Accounting, Controls and Compliance. In October 2005 he was appointed Vice President and Corporate Controller and in November 2006 he was also named Chief Accounting Officer. Prior to joining us, Mr. Battles held several positions at Deloitte & Touche LLP from 1990 until 2001, including senior manager, accounting and auditing from 1998 to 2001. Mr. Battles holds a Bachelor of Science degree in business administration with a concentration in accounting from the University of Vermont. Mr. Battles is also a Certified Public Accountant.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is listed and traded on the New York Stock Exchange. The following table sets forth the high and low per share sale prices for our common stock on that exchange for each quarter in fiscal years 2008 and 2007.

	2008 Fiscal Quarters
	First	Second	Third	Fourth
High	$26.68	$29.15	$29.69	$24.97
Low	22.70	24.09	24.54	13.14

	2007 Fiscal Quarters
	First	Second	Third	Fourth
High	$24.56	$26.91	$29.35	$29.86
Low	21.40	24.20	26.21	24.62

As of February 20, 2009, we had approximately 6,988 holders of record of our common stock.

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2008 – October 26, 2008	16,618	$20.69	0	10,000,000
October 27, 2008 – November 23, 2008	1,000,000	18.01	1,000,000	9,000,000
November 24, 2008 – December 28, 2008	0	0.00	0	9,000,000

Activity for quarter ended December 28, 2008	1,016,618	$18.05	1,000,000	9,000,000

(1)

On November 6, 2006, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program would expire on October 25, 2010 unless this authorization was terminated earlier by our Board, and could be suspended or discontinued at any time. During the first quarter of fiscal year 2007, we repurchased in the open market 2,500,000 shares of our common stock at an aggregate cost of $60.0 million, including commissions, under the Repurchase Program. During the second quarter of fiscal year 2007, we repurchased in the open market 3,468,300 shares of our common stock at an aggregate cost of $87.1 million, including commissions, under the Repurchase Program. During the third quarter of fiscal year 2007, we repurchased in the open market 1,082,492 shares of our common stock at an aggregate cost of $28.9 million, including commissions, under the Repurchase Program. During the fourth quarter of fiscal year 2007, we repurchased in the open market 1,000,000 shares of our common stock at an aggregate cost of $26.9 million, including commissions, under the Repurchase Program. During the third quarter of fiscal year 2008, we repurchased 1,949,208 shares of our common stock in the open market at an aggregate cost of $56.6 million, including commissions, under the Repurchase Program. These repurchases completed our repurchase of the

10.0 million shares in the aggregate authorized under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

(2)	On October 23, 2008, we announced that our Board has authorized us to repurchase up to 10.0 million additional shares of our common stock under a new stock repurchase program (the “New Repurchase Program”). The New Repurchase Program will expire on October 22, 2012 unless this authorization is terminated earlier by our Board, and may be suspended or discontinued at any time. During the fourth quarter of fiscal year 2008, we repurchased 1,000,000 shares of our common stock in the open market at an aggregate cost of $18.0 million, including commissions, under the New Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. From December 29, 2008 through February 20, 2009, we repurchased approximately 1,000,000 shares of our common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the New Repurchase Program.
(3)	Our Board has authorized us to repurchase shares of our common stock in the aggregate to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first quarter of fiscal year 2008, we repurchased 17,549 shares of our common stock. During the third quarter of fiscal year 2008, we repurchased 3,354 shares of our common stock. During the fourth quarter of fiscal year 2008, we repurchased 16,618 shares of our common stock. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends

During the 2008 and 2007 fiscal years, we declared regular quarterly cash dividends on our common stock. The table below sets forth the cash dividends per share that we declared on our common stock during each of those fiscal years, by quarter.

	2008 Fiscal Quarters				2008 Total
	First	Second	Third	Fourth
Cash dividends per common share	$0.07	$0.07	$0.07	$0.07	$0.28

	2007 Fiscal Quarters				2007 Total
	First	Second	Third	Fourth
Cash dividends per common share	$0.07	$0.07	$0.07	$0.07	$0.28

While it is our current intention to pay regular quarterly cash dividends, any decision to pay future cash dividends will be made by our Board and will depend on our earnings, financial condition and other factors. For further information related to our stockholders’ equity, refer to Note 20 included in our consolidated financial statements included in this annual report on Form 10-K.

Stock Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and a Peer Group Index for the five fiscal years from December 28, 2003 to December 28, 2008. Our Peer Group Index comprises the following companies: Affymetrix, Inc., Beckman Coulter, Inc., Millipore Corporation, Thermo Fisher Scientific Inc. (formerly known as Thermo Electron Corporation), Varian, Inc. and Waters Corporation. Previous peer group members Invitrogen Corporation, and Applied Biosystems Inc. are not included in the index this year due to their merger on November 21, 2008 to form Life Technologies Corporation, a new company which we intend to include in next year’s peer group transition chart.

Comparison of Five-Year Cumulative Total Return

PerkinElmer, Inc. Common Stock, S&P Composite-500 and

Peer Group Indices

TOTAL RETURN TO SHAREHOLDERS

(Includes reinvestment of dividends)

	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007	December 28, 2008
PerkinElmer, Inc.	$100.00	$133.79	$142.07	$135.81	$160.71	$86.91
S&P 500 Index	$100.00	$110.88	$116.33	$134.70	$142.10	$89.53
Peer Group	$100.00	$127.75	$126.47	$141.69	$183.55	$102.79

Item 6.    Selected Financial Data

The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended December 28, 2008. We derived the selected historical financial information as of and for each of the fiscal years in the three-year period ended December 28, 2008 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information as of and for the fiscal years ended January 1, 2006 and January 2, 2005 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. As with our financial statements for the fiscal years ended December 30, 2007 and December 31, 2006, we adjusted the information in the financial statements for the fiscal years ended January 1, 2006 and January 2, 2005, where appropriate, to account for our discontinued operations.

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

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands, except per share data)
Income Statement Data:
Sales	$1,937,465	$1,702,374	$1,477,685	$1,404,757	$1,349,384
Operating income from continuing operations(1)(2)(3)	192,970	163,853	146,727	133,046	131,739
Interest and other expense, net(4)(5)(6)	45,609	16,877	2,666	74,291	38,330
Income from continuing operations before taxes	147,361	146,976	144,061	58,755	93,409
Income from continuing operations, net of income taxes(7)(8)(9)	126,145	130,719	113,892	61,289	70,176
Income from discontinued operations, net of income taxes(10)(11)(12)	2,261	2,199	3,258	20,457	26,362
(Loss) gain on disposition of discontinued operations, net of income taxes(10)(11)(12)	(1,997)	(1,232)	2,433	186,362	(495)

Net income	$126,409	$131,686	$119,583	$268,108	$96,043

Basic earnings (loss) per share:
Continuing operations	$1.07	$1.10	$0.91	$0.47	$0.55
Discontinued operations	0.00	0.01	0.05	1.60	0.20

Net income	$1.07	$1.11	$0.96	$2.07	$0.75

Diluted earnings (loss) per share:
Continuing operations	$1.06	$1.08	$0.90	$0.47	$0.54
Discontinued operations	0.00	0.01	0.04	1.58	0.20

Net income	$1.07	$1.09	$0.95	$2.04	$0.74

Weighted-average common shares outstanding:
Basic:	117,659	118,916	125,203	129,267	127,345
Diluted:	118,687	120,605	126,512	131,140	129,429
Cash dividends per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of
	December 28, 2008	December 30, 2007	December 31, 2006	January 1, 2006		January 2, 2005
	(In thousands)
Balance Sheet Data:
Total assets(13)	$2,931,767	$2,949,337	$2,510,322	`$	2,693,461	$2,575,507
Short-term debt(13)	40	562	1,153		1,131	9,714
Long-term debt(13)(14)	509,040	516,078	151,781		243,282	364,874
Stockholders’ equity(15)(16)(17)	1,567,943	1,575,277	1,577,730		1,650,513	1,460,085
Common shares outstanding(17)	117,112	117,585	123,255		130,109	129,059

(1)	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), on January 2, 2006. The total incremental pre-tax compensation expense related to stock options was $10.4 million in fiscal year 2008 and $9.2 million in each of the fiscal years 2007 and 2006.
(2)	We incurred pre-tax restructuring and lease charges (reversals), net, of $6.2 million in fiscal year 2008, $12.2 million in fiscal year 2007, ($3.6) million in fiscal year 2006, and $22.1 million in fiscal year 2005.
(3)	We settled an insurance claim resulting from a fire that occurred in one of our facilities in March 2005. As a result of that settlement, we recorded pre-tax gains of $15.3 million in fiscal year 2007.
(4)	In fiscal year 2005, we incurred $54.9 million in fees associated with the extinguishment of our senior subordinated 8 7/8% notes due 2013 offset by gains on the sales of investments of $5.8 million.
(5)	In fiscal year 2007, we entered into forward interest rate contracts with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%. These contracts were intended to hedge movements in interest rates prior to our expected debt issuance. Before amortization expense, we had accumulated derivative losses in other comprehensive (loss) income of $8.4 million, net of taxes of $5.4 million, as of December 28, 2008 and $5.3 million, net of taxes of $3.5 million, as of December 30, 2007, related to these cash flow hedges. During fiscal year 2008, we discontinued forward interest rate contracts with notional amounts totaling $150.0 million. The discontinued cash flow hedges were immediately settled with counterparties, and the $17.5 million of accumulated derivative losses were recognized as interest and other expense, net.
(6)	In fiscal year 2008, interest expense was $25.2 million due to higher outstanding debt balances with the issuance of our 6% senior unsecured notes that primarily related to the purchase of ViaCell, which was partially offset by lower interest rates on our amended senior unsecured revolving credit facility.
(7)	The fiscal year 2008 effective tax rate on continuing operations of 14.4% was largely due to a $15.6 million benefit related to the settlement of various income tax audits.
(8)	The fiscal year 2007 effective tax rate on continuing operations of 11.1% was largely due to a $18.6 million benefit related to the settlement of an income tax audit.
(9)	The fiscal year 2005 effective tax rate on continuing operations of (4.3%) was largely due to a $27.5 million benefit related to the settlement of federal, state and foreign income tax audits and an additional accrual of $15.5 million related to the homeland investment provisions of the American Jobs Creation Act of 2004.
(10)	In fiscal year 2008, our Board approved separate plans to sell our Photonics and Photoflash businesses and shut down our ViaCyte and Cellular Therapy Technology businesses, Cellular Screening Products, Proteomics and Genomics Instruments businesses. We recognized a pre-tax loss of $12.8 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value.
(11)	In fiscal year 2006, we sold substantially all of the assets of the Semiconductor business of our Fluid Sciences segment for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. We recognized a pre-tax gain of $3.8 million, exclusive of additional contingent consideration.
(12)	In fiscal year 2005, we sold the Aerospace and Fluid Testing businesses of our Fluid Sciences segment for a net pre-tax gain of $280.9 million. Net pre-tax losses of $8.5 million related to the sale of the Lithography Business and Fiber Optic Test Equipment Business, both included in our Optoelectronics segment, were partially offset by other pre-tax gains of $1.4 million that related to multiple discontinued operations.

(13)	In fiscal year 2007, we completed the tender offer for all of the outstanding shares of common stock of ViaCell. Aggregate consideration for this transaction was approximately $295.8 million in cash, which excludes $31.8 million in acquired cash. In connection with this acquisition, we entered into a $300.0 million unsecured interim credit facility to pay the purchase price and transactional expenses of this acquisition. This unsecured interim credit facility matured on March 31, 2008, at which point we paid in full the outstanding balance on the unsecured interim credit facility. The source of funds for the repayment was comprised of our on-hand cash and cash equivalents, and borrowings under our amended and restated senior unsecured revolving credit facility. We classified the $300.0 million of outstanding borrowings on the unsecured interim credit facility as long-term debt in fiscal year 2007.
(14)	In May 2008, we issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured.
(15)	In fiscal year 2006, we adopted Statement of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). The impact of adopting SFAS No. 158 was a reduction to accumulated other comprehensive (loss) income of $32.7 million, a reduction to other assets of $26.6 million, an increase to current liabilities of $7.3 million, an increase to current assets of $0.7 million and a reduction to long-term liabilities of $0.4 million, with no impact to our consolidated statements of operations or consolidated statements of cash flows.
(16)	In fiscal year 2007, we adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). The impact of adopting FIN No. 48 was an increase to retained earnings of $3.6 million and a reduction to accrued liabilities of $3.6 million, with no impact to our consolidated statements of operations or statements of cash flows.
(17)	In fiscal year 2008, we repurchased in the open market approximately 3.0 million shares of our common stock at an aggregate cost of $75.5 million, including commissions. In fiscal year 2007, we repurchased in the open market approximately 8.1 million shares of our common stock at an aggregate cost of $203.0 million, including commissions. In fiscal year 2006, we repurchased in the open market approximately 8.9 million shares of our common stock at an aggregate cost of $190.1 million, including commissions. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. These repurchases were made pursuant to our stock repurchase programs announced in October 2008, November 2006 and November 2005.

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

Overview

We are a leading provider of technology, services and solutions to the diagnostics, academic research, environmental monitoring and safety and security markets. We design, manufacture, market and service components, systems and products in two reporting segments:

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

We recently announced a new alignment of our businesses effective for fiscal year 2009 that will allow us to prioritize our capabilities on two key strategic areas – Human Health and Environmental Health. Our new Human Health segment concentrates on developing diagnostics, tools and applications to detect disease earlier and more accurately and to accelerate the discovery and development of critical new therapies. The Human Health segment includes our products and services that address the genetic screening and bio-discovery markets, formerly in our Life and Analytical Sciences segment, and our technology serving the medical imaging market, formerly in our Optoelectronics segment. Our new Environmental Health segment provides technologies and applications to facilitate the creation of safer products, more secure surroundings and efficient energy resources. The Environmental Health segment includes our products and services that address the analytical sciences and laboratory service and support markets, formerly in our Life and Analytical Sciences segment, and our technology designed for the sensors and lighting markets, formerly in our Optoelectronics segment.

Accounting Period

Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006 each included 52 weeks. The fiscal year ended January 3, 2010 will include 53 weeks.

Consolidated Results of Continuing Operations

Sales

2008 Compared to 2007. Sales for fiscal year 2008 were $1,937.5 million, as compared to $1,702.4 million for fiscal year 2007, an increase of $235.1 million, or 14%, which includes an approximate 2% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 4% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for fiscal year 2008 as compared to fiscal year 2007 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects a $197.0 million, or 15%, increase in our Life and Analytical Sciences segment sales, due to increases in sales to genetic screening customers of $91.0 million, sales to analytical sciences customers of $36.9 million, sales to laboratory service customers of $36.8 million, and sales to bio-discovery customers of $32.5 million. Our Optoelectronics segment sales grew $38.1 million, or 10%, primarily due to increases in sales of our medical imaging products of $24.6 million, specialty lighting products of $7.2 million, and optical sensors of $5.4 million.

2007 Compared to 2006. Sales for fiscal year 2007 were $1,702.4 million, as compared to $1,477.7 million for fiscal year 2006, an increase of $224.7 million, or 15%. Changes in foreign exchange and acquisitions each contributed approximately 4% to the increase in revenue for fiscal year 2007, as compared to fiscal year 2006. The analysis in the remainder of this paragraph compares segment sales for fiscal year 2007 as compared to fiscal year 2006 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects a $186.4 million, or 17%, increase in our Life and Analytical Sciences segment sales, due to increases in sales to laboratory service customers of $51.3 million, sales to analytical sciences customers of $51.2 million, sales to genetic screening customers of $49.1 million, and sales to bio-discovery customers of $34.9 million. Our Optoelectronics segment sales grew $38.3 million, or 11%, primarily due to increases in sales of our medical imaging products of $29.3 million, specialty lighting products of $4.1 million, and optical sensors of $4.8 million.

Cost of Sales

2008 Compared to 2007. Cost of sales for fiscal year 2008 was $1,107.4 million, as compared to $996.4 million for fiscal year 2007, an increase of approximately $111.0 million, or 11%. As a percentage of sales, cost of sales decreased to 57.2% in fiscal year 2008 from 58.5% in fiscal year 2007, resulting in an increase in gross margin of 137 basis points to 42.8% in fiscal year 2008 from 41.5% in fiscal year 2007. Amortization of intangible assets increased due to the acquisitions completed in fiscal years 2008 and 2007 and was $37.4 million for fiscal year 2008 as compared to $34.4 million for fiscal year 2007. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2007 was approximately $2.5 million for fiscal year 2007. Stock option expense was $1.7 million and $1.2 million for fiscal years 2008 and 2007, respectively. The combined favorable impact of increased sales volume, productivity improvements, and growth in higher gross margin products such as ViaCord® increased gross margin; however, this increase was partially offset by increased freight costs.

2007 Compared to 2006. Cost of sales for fiscal year 2007 was $996.4 million, as compared to $868.9 million for fiscal year 2006, an increase of approximately $127.4 million, or 15%. As a percentage of sales, cost of sales decreased to 58.5% in fiscal year 2007 from 58.8% in fiscal year 2006, resulting in an increase in gross margin of 27 basis points to 41.5% in fiscal year 2007 from 41.2% in fiscal year 2006. Amortization of intangible assets increased due to the acquisitions completed in fiscal years 2007 and 2006 and was $34.4 million for fiscal year 2007 as compared to $29.2 million for fiscal year 2006. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2007 was approximately $2.5 million for fiscal year 2007. Stock option expense was $1.2 million and $1.3 million for fiscal years 2007 and 2006, respectively. The combined impact of net productivity and capacity improvements within both segments increased gross margin, which was partially offset by pressures in our laboratory services business as a result of entering into several large new contracts requiring an increase in start-up investment in the first six months of fiscal year 2007.

Selling, General and Administrative Expenses

2008 Compared to 2007. Selling, general and administrative expenses for fiscal year 2008 were $522.9 million as compared to $439.8 million for fiscal year 2007, an increase of approximately $83.1 million, or 19%. As a percentage of sales, selling, general and administrative expenses were 27.0% in fiscal year 2008, compared to 25.8% in fiscal year 2007, an increase of 1.2%. Amortization of intangible assets was $16.1 million for fiscal year 2008 as compared to $7.9 million for fiscal year 2007. Stock option expense was $8.2 million and $7.3 million for fiscal years 2008 and 2007, respectively. This increase was primarily the result of increased sales and marketing expenses to support recent acquisitions, particularly the acquisition of ViaCell, increased employee-related expenses to support our sales initiatives, and foreign exchange.

2007 Compared to 2006. Selling, general and administrative expenses for fiscal year 2007 were $439.8 million as compared to $370.5 million for fiscal year 2006, an increase of approximately $69.3 million, or 19%. As a percentage of sales, selling, general and administrative expenses were 25.8% in fiscal year 2007, compared to 25.1% in fiscal year 2006, an increase of 0.7%. Amortization of intangible assets was $7.9 million for fiscal year 2007 as compared to $3.0 million for fiscal year 2006. Stock option expense was $7.3 million and $7.2 million for fiscal years 2007 and 2006, respectively. This increase was primarily the result of increased headcount and employee-related expenses to support our sales initiatives, increased sales and marketing expenses to support recent acquisitions, business development expenses, and foreign exchange.

Research and Development Expenses

2008 Compared to 2007. Research and development expenses for fiscal year 2008 were $108.1 million, as compared to $104.0 million for fiscal year 2007, an increase of $4.1 million, or 4%. As a percentage of sales, research and development expenses decreased to 5.6% in fiscal year 2008 from 6.1% in fiscal year 2007. Amortization of intangible assets was $2.1 million for fiscal year 2008 as compared to $1.7 million for fiscal year 2007. Research and development expenses also included stock option expense of $0.6 million each for fiscal years 2008 and 2007. We directed research and development efforts similarly during fiscal years 2008 and 2007, primarily toward genetic screening, bio-discovery, and analytical sciences markets within our Life and Analytical Sciences segment, and medical imaging and photonics markets within our Optoelectronics segment, in order to help accelerate our growth initiatives.

2007 Compared to 2006. Research and development expenses for fiscal year 2007 were $104.0 million, as compared to $93.4 million for fiscal year 2006, an increase of $10.5 million, or 11%. As a percentage of sales, research and development expenses decreased to 6.1% in fiscal year 2007 from 6.3% in fiscal year 2006. Amortization of intangible assets was $1.7 million for fiscal year 2007 as compared to $1.6 million for fiscal year 2006. Research and development expenses also included stock option expense of $0.6 million and $0.7 million for fiscal years 2007 and 2006, respectively. We directed our research and development efforts similarly during fiscal years 2007 and 2006, primarily toward genetic screening, bio-discovery, and analytical sciences markets within our Life and Analytical Sciences segment, and medical imaging and photonics markets within our Optoelectronics segment, in order to help accelerate our growth initiatives.

Restructuring and Lease Charges (Reversals), Net

We have undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of our business units. Restructuring actions were recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). Restructuring and lease charges, net, for fiscal year 2008 were a $6.2 million charge, as compared to a $12.2 million charge for fiscal year 2007.

The following table summarizes our restructuring accrual balances and related activity by restructuring plan during fiscal years 2008, 2007 and 2006:

	Balance at 1/1/2006	2006 Charges and Changes in Estimates, net	2006 Amounts paid and incurred	Balance at 12/31/2006	2007 Charges	2007 Amounts paid and incurred	2007 Changes in Estimates	Balance at 12/30/2007	2008 Charges	2008 Amounts paid and incurred	2008 Changes in Estimates	Balance at 12/28/2008
Previous Plans	$11,242	$(3,640)	$(4,871)	$2,731	$4,438	$(3,517)	$(611)	$3,041	$—	$(794)	$(967)	$1,280
Q4 2007 Plan	—	—	—	—	5,296	(1,028)	—	4,268	—	(3,366)	(279)	623
Q3 2008 Plan	—	—	—	—	—	—	—	—	7,840	(4,029)	—	3,811
ViaCell Plan (EITF 95-3 Charge)	—	—	—	—	1,184	—	—	1,184	710	(1,704)	—	190

Restructuring	11,242	(3,640)	(4,871)	2,731	10,918	(4,545)	(611)	8,493	8,550	(9,893)	(1,246)	5,904
Lease charges	—	—	—	—	3,115	—	—	3,115	—	(377)	(383)	2,355

Total restructuring and lease charges	$11,242	$(3,640)	$(4,871)	$2,731	$14,033	$(4,545)	$(611)	$11,608	$8,550	$(10,270)	$(1,629)	$8,259

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

As part of our Q3 2008 Plan, we reduced headcount by 107 employees. All actions related to the Q3 2008 Plan were completed by September 28, 2008. All employees have been severed and we anticipate that the remaining payments of $2.7 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. We also anticipate that the remaining payments of $1.2 million for the closure of the excess facilities will be paid through fiscal year 2011, in accordance with the terms of the applicable leases.

The following table summarizes the components of the Q3 2008 Plan activity recognized by segment:

	Life and Analytical Sciences	Optoelectronics	Total
	(In thousands)
Severance	$6,215	$291	$6,506
Closure of excess facility	1,334	—	1,334

Total	$7,549	$291	$7,840

Q4 2007 Plan

During the fourth quarter of fiscal year 2007, our management approved a plan to shift resources into geographic regions and product lines that are more consistent with our growth strategy (the “Q4 2007 Plan”). As a result of the Q4 2007 Plan, we recognized a $4.8 million pre-tax restructuring charge in our Life and Analytical Sciences segment related to a workforce reduction from these reorganization activities. We also recognized a $0.5 million pre-tax restructuring charge in our Optoelectronics segment related to a workforce reduction.

As part of our Q4 2007 Plan, we reduced headcount by 90 employees. All actions related to the Q4 2007 Plan were completed by December 30, 2007. During fiscal year 2008, we recorded a reversal of $0.3 million primarily due to lower than expected employee separation costs associated with our Life and Analytical Sciences segment. All employees have been severed and we anticipate that the remaining payments of $0.6 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2009.

The following table summarizes the components of the Q4 2007 Plan activity recognized by segment:

	Life and Analytical Sciences	Optoelectronics	Total
	(In thousands)
Severance	$4,567	$450	$5,017

ViaCell Plan

Following the ViaCell acquisition, we committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions and the partial closure of an excess facility (the “ViaCell Plan”). We finalized the integration plan and all actions related to this plan as of June 29, 2008, through which we recorded a $1.9 million liability for severance and the partial closure of an excess facility with a corresponding adjustment to goodwill in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). As part of our ViaCell Plan, we reduced headcount by 11 employees. All employees have been severed and we anticipate that the remaining payments of approximately $0.2 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2009.

	Life and Analytical Sciences	Optoelectronics	Total
	(In thousands)
Severance	$1,603	$—	$1,603
Partial closure of excess facility	291	—	291

Total	$1,894	$—	$1,894

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from the fiscal years 2001 through the first quarter of fiscal year 2007 were workforce reductions related to the integration of our Life Sciences and Analytical Instruments businesses, which is now our Life and Analytical Sciences segment, in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both our Life and Analytical Sciences and Optoelectronics segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During fiscal year 2008, we paid $0.8 million related to these plans and recorded a reversal of $1.0 million related to lower than expected costs associated with severance for several of these plans. As of December 28, 2008, we had approximately $1.3 million of remaining liabilities associated with restructuring and integration plans, primarily relating to remaining lease obligations related to those closed facilities in our Life and Analytical Sciences segment. The remaining terms of these leases vary in length and will be paid through fiscal year 2011.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, we were required to guarantee the obligations that the buyer of the business assumed related to the lease for the building in which the business operates. The lease obligations continue through March 2011. While we assigned our interest in the lease to the buyer at the time of the sale of the business, in the event the buyer defaults under the lease, we are responsible for all remaining lease payments and certain other building related expenses. As an additional measure to facilitate the sale of the business, we obtained a letter of credit as partial security for a loan to the buyer, which could have been drawn upon by the buyer’s lender in the event the buyer was delinquent in repayment of the loan. During the second quarter of fiscal year 2007, the lessor of the building began the process to evict the buyer as a result of unpaid lease payments and building expenses and sought reimbursement from us. As a result of this action, we recorded a charge of $4.5 million related to payments for this lease obligation and the potential drawdown of the letter of credit. During the third quarter of fiscal year 2007, the buyer completed a recapitalization of the business with another lender. The proceeds of the recapitalization were used to pay off the remaining balance on the original securitized loan, as well as to make certain payments to the landlord for back rent and other obligations arising under the lease. We were also released from our obligation under the letter of credit on the original securitized loan. As a result of these actions, we recorded a reversal of $1.4 million related to payments for this lease obligation and the release of the letter of credit in the third quarter of fiscal year 2007. The buyer made its required payments for lease obligations and building expenses through June 2008 and as a result, we recorded an additional reversal of $0.4 million.

The buyer filed for bankruptcy protection on October 27, 2008 and was delinquent in making both its lease payments and payments for certain building expenses in the third and fourth quarters of fiscal year 2008, requiring us to make payments of $0.4 million during fiscal year 2008 and $0.4 million to date in fiscal year 2009. As of December 28, 2008, we are still responsible for the remaining accrual of $2.4 million, which relates to the remaining lease and building obligations through March 2011, reduced by estimated sublease rentals reasonably expected to be obtained for the property.

Gains on Settlement of Insurance Claim

2008 Compared to 2007. During the second quarter of fiscal year 2007 we settled an insurance claim resulting from a fire that occurred within our Life and Analytical Sciences facility in Boston, Massachusetts in March 2005. As a result of that settlement, we recorded gains of $15.3 million during the second quarter of fiscal year 2007. We received the final settlement payment of $21.5 million in June 2007, and had previously received during fiscal years 2005 and 2006 a total of $35.0 million in advance payments towards costs incurred, and for building, inventory and equipment damages. Of the $56.5 million in total settlement proceeds received by us, $25.6 million related to reimbursement of costs incurred; $23.7 million related to damages to the building, inventory and equipment; and $7.2 million related to business interruption costs which were recorded as reductions to cost of sales and selling, general and administrative expenses. We accrued $9.7 million representing our management’s estimate of the total cost for decommissioning the building, including environmental matters. We paid $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building. We anticipate that the remaining payments of $4.2 million will be completed by the third quarter of fiscal year 2009.

2007 Compared to 2006. There were no gains on settlement of insurance claim in fiscal year 2006.

Impairment of Assets

2008 Compared to 2007. Impairment of assets was zero in fiscal years 2008 and 2007.

2007 Compared to 2006. Impairment of assets was zero in fiscal year 2007 and $3.2 million in fiscal year 2006. The fiscal year 2006 impairment was recorded within the Life and Analytical Sciences segment, which included a $2.8 million loss related to a manufacturing facility and a $0.4 million loss on impairment of a license agreement.

Gains on Dispositions

2008 Compared to 2007. There were no dispositions in fiscal years 2008 and 2007.

2007 Compared to 2006. There were no dispositions in fiscal year 2007 and dispositions resulted in a gain of $1.5 million in fiscal year 2006. Gains on dispositions in fiscal year 2006 included a $0.6 million gain from an insurance reimbursement due to fire damage in a certain manufacturing facility and a $0.9 million gain on disposal of certain fixed assets.

In-process Research and Development Charge

2008 Compared to 2007. We did not have an in-process research and development (“IPR&D”) charge in fiscal year 2008. The IPR&D charge for fiscal year 2007 was $1.5 million, which related to the acquisitions of Evotec Technologies GmbH and Euroscreen Products S.A. in January 2007. In determining the value of the in-process projects, we considered, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date, and the estimated useful life of the technology. We utilized the discounted cash flow method to value the IPR&D, using a discount rate equivalent to the relative risk of the asset, including the uncertainty of technological feasibility and successful launch. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life, and then discounting these after-tax cash flows back to a present value. We believe that the estimated purchased research and development amounts so determined, represent the fair value of each project at the acquisition date, and the amount represents management’s best estimate of the amount a third party would pay for the projects.

2007 Compared to 2006. We did not have an IPR&D charge in fiscal year 2006.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	2008	2007	2006
	(In thousands)
Interest income	$(4,023)	$(4,688)	$(9,390)
Interest expense	25,222	15,325	9,157
Discontinuance and settlement of cash flow hedge	17,478	—	—
Gains on disposition of investments, net	(1,158)	(697)	(2,296)
Other expense, net	8,090	6,937	5,195

Total interest and other expense, net	$45,609	$16,877	$2,666

2008 Compared to 2007. Interest and other expense, net for fiscal year 2008 was $45.6 million, as compared to $16.9 million for fiscal year 2007, an increase of $28.7 million. The increase in interest and other expense, net, in fiscal year 2008 as compared to fiscal year 2007 was primarily due to the discontinuance and settlement of forward interest rate contracts with $17.5 million of accumulated derivative losses which were recognized into interest expense and higher outstanding debt balances, primarily related to the purchase of ViaCell, which was partially offset by lower interest rates on those outstanding debt balances. Interest income decreased $0.7 million as a result of lower interest rates, which were partially offset by higher cash balances. Other expenses for fiscal year 2008 as compared to fiscal year 2007 increased by $1.2 million, and consisted primarily of expenses related to foreign currency translation. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

2007 Compared to 2006. Interest and other expense, net for fiscal year 2007 was $16.9 million, as compared to $2.7 million for fiscal year 2006, an increase of $14.2 million. The increase in interest and other expense, net, in fiscal year 2007 as compared to fiscal year 2006 was primarily due to the higher outstanding debt balances, as well as lower outstanding cash balances. Interest income decreased $4.7 million due to lower overall cash balances, and interest expense increased $6.2 million due to higher outstanding debt balances. We also recognized a net gain on dispositions of investments of $0.7 million associated with the dissolution of certain investments. Other expenses for fiscal years 2007 and 2006 increased by $1.7 million, and consisted primarily of expenses related to foreign currency translation and business development related costs.

Provision for Income Taxes

2008 Compared to 2007. The fiscal year 2008 provision for income taxes from continuing operations was $21.2 million, as compared to a provision of $16.3 million for fiscal year 2007. The effective tax rate from continuing operations was 14.4% for fiscal year 2008 as compared to 11.1% for fiscal year 2007. The higher effective tax rate in fiscal year 2008 was primarily due to the favorable settlement of an income tax audit in fiscal year 2007.

In October 2008, the Tax Relief and Health Care Act of 2008 (the “2008 Tax Act”) was enacted. The 2008 Tax Act retroactively restored the expired research and experimental tax credit provisions of the law from December 31, 2007, and extended the credit through December 31, 2009. As a result of the 2008 Tax Act, we recorded a benefit for the research and experimental tax credit in fiscal year 2008 in the amount of $0.8 million.

2007 Compared to 2006. The fiscal year 2007 provision for income taxes from continuing operations was $16.3 million, as compared to a provision of $30.2 million for fiscal year 2006. The effective tax rate from continuing operations was 11.1% for fiscal year 2007 as compared to 20.9% for fiscal year 2006. The lower effective tax rate in fiscal year 2007 was primarily due to the favorable settlement of an income tax audit partially offset by (i) the non-deductible IPR&D charge of $1.5 million recorded in fiscal year 2007; (ii) the discrete accrual of interest expense as a result of the adoption of the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 in fiscal year 2007; (iii) the accrual of U.S. taxes on the $15.3 million gains on the settlement of an insurance claim for fiscal year 2007; and (iv) changes in our forecasted geographic distribution of earnings.

In December 2006, the Tax Relief and Health Care Act of 2006 (the “2006 Tax Act”) was enacted. The 2006 Tax Act retroactively restored the expired research and experimental tax credit provisions of the law from December 31, 2006, and extended the credit through December 31, 2007. As a result of the 2006 Tax Act, we recorded a benefit for the research and experimental tax credit in fiscal year 2006 in the amount of $1.6 million.

Discontinued Operations

As part of our continued efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 28, 2008 and December 30, 2007.

We recorded the following gains and losses, which have been reported as the (loss) gain on disposition of discontinued operations during the three years ended:

	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Loss on disposition of certain instrument businesses	$(4,831)	$—	$—
Loss on disposition of ViaCyteSM and Cellular Therapy Technology businesses	(8,010)	—	—
Net (loss) gain on disposition of other discontinued operations	(431)	(951)	3,322

Net (loss) gain on disposition of discontinued operations before income taxes	(13,272)	(951)	3,322
(Benefit from) provision for income taxes	(11,275)	281	889

(Loss) gain on disposition of discontinued operations, net of income taxes	$(1,997)	$(1,232)	$2,433

As part of the new strategic business alignment into the Human Health and Environmental Health segments and our continued efforts to focus on higher growth opportunities, in December 2008 our management approved separate plans to divest our Photonics and Photoflash businesses within our Optoelectronics segment. Our Photonics and Photoflash products and technologies include xenon flashtubes and intense pulsed light. These products are used in a variety of applications including mobile phones and laser machine tools. We are actively marketing and are currently committed to a plan to sell both of these businesses.

In addition, during December 2008, our management approved the shut down of certain instrument businesses within our Life and Analytical Sciences segment: Cellular Screening Fluorescence and Luminescence workstations, Analytical Proteomics Instruments, and Proteomics and Genomics Instruments. The Cellular Fluorescence and Luminescence workstations business included products focused on cellular imaging for kinetic and glow luminescence assays. The Analytical Proteomics Instruments business and the Proteomics and Genomics Instruments businesses included products for bioimaging, mass spectrometers for protein identification, high resolution multi-color fluorescence gel imagers, spot detection and spot excision instruments, as well as laser scanners for slide based microarray image analysis. We continue to serve the Cellular Screening, Proteomics and Genomics consumable and reagents markets. The shut down of the Cellular Screening Fluorescence and Luminescence workstations business, Analytical Proteomics Instruments business, and Proteomics and Genomics Instruments business in December 2008 resulted in a $4.8 million loss related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value.

Following the ViaCell acquisition, our Board approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focused on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focused on the development and sale of unrestricted somatic stem cell products which are derived from umbilical cord blood. We determined that both businesses do not strategically fit with the other products offered by our Life and Analytical Sciences segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete with larger companies that focus on the market for such products. After careful consideration, we decided in the second quarter of fiscal year 2008 to shut down the ViaCyteSM and Cellular Therapy Technology businesses, recording a pre-tax loss of $8.0 million for severance and facility closure costs.

During the third quarter of fiscal year 2008, we settled various income tax audits worldwide for years ranging from 1998 through 2005 as discussed in Note 6 to our consolidated financial statements included in this annual report on Form 10-K. The closing of these audits resulted in the recognition of $8.5 million of income tax benefits in discontinued operations.

During fiscal years 2008, 2007 and 2006, we settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax loss of $0.4 million in fiscal year 2008, a pre-tax loss of $1.0 million in fiscal year 2007 and a pre-tax gain of $3.3 million in fiscal year 2006. During fiscal years 2007 and 2006, we substantially completed the remediation of an environmental matter within the Lithography business, resulting in recognition of pre-tax losses of $0.7 million in fiscal year 2007 and $1.7 million in fiscal year 2006. In February 2006, we sold substantially all of the assets of our Semiconductor business for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. A pre-tax gain of $3.8 million, exclusive of additional contingent consideration, was recognized in fiscal year 2006.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	2008	2007	2006
	(In thousands)
Sales	$85,409	$84,957	$77,378
Costs and expenses	82,515	81,589	71,704

Operating income from discontinued operations	2,894	3,368	5,674
Other expenses, net	—	—	397

Income from discontinued operations before income taxes	2,894	3,368	5,277
Provision for income taxes	633	1,169	2,019

Income from discontinued operations, net of income taxes	$2,261	$2,199	$3,258

Acquisitions

Acquisition of Opto Technology Inc. In January 2009, we acquired the outstanding stock of Opto Technology Inc. (“Opto Technology”). Opto Technology is a supplier of light-emitting diode based lighting components and subsystems. We expect this acquisition to expand our portfolio of high brightness LED components by adding optical subsystems to provide energy efficient solid state lighting solutions to original equipment manufacturers. We paid the shareholders of Opto Technology approximately $21.0 million in cash for this transaction plus a potential of $8.0 million in additional contingent consideration. The excess of the purchase price over the fair value of the acquired net assets will be allocated to goodwill, none of which will be tax deductible. We expect to report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of Arnel, Inc. In December 2008, we acquired the outstanding stock of Arnel, Inc. (“Arnel”). Arnel provides custom engineered solutions for gas chromatography applications in the petrochemical, food and beverage, and industrial hygiene markets. We expect this acquisition to expand our chromatography portfolio and strengthen our application-focused products to better serve the biofuels and hydrocarbon processing industries. We paid the shareholders of Arnel approximately $2.0 million in cash for this transaction plus potential additional contingent consideration, which we expect to be immaterial to us. We determined that $0.5 million of the contingent consideration was probable and recorded the accrual at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. We report the operations for this acquisition within the results of our Life and Analytical Sciences segment from the acquisition date.

Acquisition of VaConics Lighting, Inc. In May 2008, we acquired specified assets and assumed specified liabilities of VaConics Lighting, Inc. (“VaConics”), a leading provider of custom and standard ceramic Xenon arc lamps. We expect this acquisition to expand our Xenon lighting technology by increasing our offerings of lamp products that include medical endoscopes, surgical headlamps, forensic analyses, video projectors, searchlights, and infrared lighting. We paid approximately $3.9 million in cash for this transaction. During the second quarter of fiscal year 2008, we paid VaConics approximately $0.1 million of additional consideration for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible. We report the operations for this acquisition within the results of our Optoelectronics segment from the acquisition date.

Acquisition of LabMetrix Technologies S.A. In March 2008, we acquired all of the stock of LabMetrix Technologies S.A. (“LabMetrix”) and acquired specified assets and assumed specified liabilities of LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc., a provider of metrology-based multi-vendor analytical instrument qualification solutions. We expect this acquisition to add technology, tools, processes and compliance expertise to our suite of OneSource® laboratory services by strengthening our support of customers in a wide range of industries including the pharmaceutical, medical device, food, toy and other consumer goods industries. We paid the shareholders of LabMetrix approximately $4.3 million in cash for this transaction plus potential additional contingent consideration. We determined that $1.9 million of the contingent consideration was probable and recorded the accrual at the date of acquisition. During the third quarter of fiscal year 2008, we received approximately $0.1 million from the former shareholders of LabMetrix for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill. None of the goodwill related to the LabMetrix acquisition is tax deductible and all of the goodwill related to the LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc. acquisitions is tax deductible. We report the operations for this acquisition within the results of our Life and Analytical Sciences segment from the acquisition date.

Acquisition of Newborn Metabolic Screening Business from Pediatrix Medical Group, Inc. In February 2008, we acquired the outstanding stock of Pediatrix Screening, Inc., which constituted the newborn metabolic screening business of Pediatrix Medical Group, Inc., and is now known as PerkinElmer Genetics, Inc. (“PKI Genetics”). PKI Genetics provides neonatal screening and consultative services to hospitals, medical groups and various states. We expect this acquisition to expand our capabilities to supply state laboratories and other agencies with comprehensive newborn screening solutions. We initially paid Pediatrix Medical Group, Inc. approximately $66.3 million in cash for this transaction. During the second quarter of fiscal year 2008, we received approximately $0.3 million from Pediatrix Medical Group, Inc. for net working capital adjustments. During the fourth quarter of fiscal year 2008, we paid approximately $2.3 million to Pediatrix Medical Group, Inc. as additional purchase price for the election to treat the acquisition as a deemed asset sale. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible. We report the operations for this acquisition within the results of our Life and Analytical Sciences segment from the acquisition date.

Acquisition of ViaCell, Inc. In November 2007, we completed a tender offer for all of the outstanding shares of common stock of ViaCell, Inc. (“ViaCell”), at a price of $7.25 per share. ViaCell specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. The addition of ViaCell’s ViaCord® product offering for the preservation of umbilical cord blood, and its sales and marketing organization, has facilitated the expansion of our neonatal and prenatal businesses. We paid approximately $295.8 million in cash in the aggregate for this transaction, which excludes $31.8 million in acquired cash. In January 2009, we received approximately $1.8 million for the majority of the unclaimed shares of ViaCell. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. We report the operations for this acquisition within the results of our Life and Analytical Sciences segment from the acquisition date.

Following the ViaCell acquisition, we committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions and the partial closure of an excess facility. We finalized the integration plan and all actions related to this plan as of June 29, 2008, through which we recorded a $1.9 million liability for severance and the partial closure of an excess facility with a corresponding adjustment to goodwill in accordance with EITF No. 95-3.

Following the ViaCell acquisition, our Board approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focused on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focused on the development and sale of unrestricted somatic stem cell products which are derived from umbilical cord blood. We determined that both businesses did not strategically fit with the other products offered by our Life and Analytical Sciences segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete with larger companies that focus on the market for such products. After careful consideration, we decided in the second quarter of fiscal year 2008 to close the ViaCyteSM and Cellular Therapy Technology businesses, recording a pre-tax loss of $8.0 million for severance and facility closure costs. We have classified the results and closure of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements. See Note 7 to our consolidated financial statements included in this annual report on Form 10-K for additional details.

Various Intangible Assets and Investments. In fiscal year 2007, we acquired various licenses, other intangible assets and investments for aggregate consideration of approximately $8.8 million in cash. Included in this amount are a customer list for reagents for approximately $4.8 million and a call option for approximately $1.2 million to purchase the assets and liabilities of a company, each purchased during the fourth quarter of fiscal year 2007. In addition, we entered into various long-term license agreements during fiscal year 2007 for approximately $2.8 million. Purchased intangible assets are amortized over their estimated useful lives based upon the economic value. See Note 13 to our consolidated financial statements included in this annual report on Form 10-K for additional details.

Remaining minority interest of PerkinElmer India Pvt. Ltd. In June 2007, we acquired the remaining minority interest in PerkinElmer India Pvt. Ltd. (“PKI India”), a direct sales, service and marketing operation targeting India’s life science and analytical instrumentation markets, from Labindia Instruments Pvt. Ltd. The acquisition establishes PKI India as our wholly owned subsidiary. We paid approximately $1.3 million in cash for this transaction plus potential additional consideration of approximately $0.7 million, of which we paid $0.2 million during the fiscal year 2007. We paid the remaining $0.5 million during the first quarter of fiscal year 2008. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. We report the operations for this acquisition within the results of our Life and Analytical Sciences segment from the acquisition date.

Improvision Ltd. In March 2007, we acquired the stock of Improvision Ltd. (“Improvision”), a leading provider of cellular imaging software and integrated hardware solutions used in life sciences research. We expect that the addition of Improvision’s imaging and analysis software to our high content screening systems will provide customers with powerful imaging solutions for analyzing cellular events, from real-time imaging of live cells to rapid high content screening of multiple samples. We paid approximately $23.6 million in cash for this transaction plus potential additional contingent consideration, which we expect to be immaterial to us. During fiscal year 2007, we paid $0.6 million for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. We report the operations for this acquisition within the results of our Life and Analytical Sciences segment from the acquisition date.

Euroscreen Products S.A. In January 2007, we acquired the stock of Euroscreen Products S.A. (“Euroscreen”), a developer of the AequoScreen™ cellular assay platform. The AequoScreen™ platform from Euroscreen is based on an innovative luminescence technology that generates higher quality data, while reducing the number of false positives in G protein-coupled receptor (“GPCR”) screening applications. We paid approximately $18.1 million in cash for this transaction. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. We report the operations for this acquisition within the results of our Life and Analytical Sciences segment from the acquisition date.

Evotec Technologies GmbH. In January 2007, we acquired the stock of Evotec Technologies GmbH (“Evotec”). The acquisition is intended to allow us to provide our customers in the pharmaceutical, biotechnology and academic arenas with Evotec’s high content screening instruments and software. These analysis tools determine the composition of cells and cell structure, a critical step in moving potential drug targets quickly through the discovery process. We paid approximately $33.0 million in cash for this transaction, which was paid in fiscal year 2006. During fiscal year 2007, we received $1.2 million for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. We report the operations for this acquisition within the results of our Life and Analytical Sciences segment from the acquisition date.

The acquisitions were accounted for using the purchase method of accounting. Allocation of the purchase price for the acquisitions was based on estimates of the fair value of the net assets acquired, and is subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. We record the excess purchase price over those assigned values as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized over their respective estimated useful lives. See Note 13 to our consolidated financial statements included in this annual report on Form 10-K for additional details.

IPR&D charges represent incomplete acquired research and development projects that have not reached technological feasibility and have no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. On the date of the acquisitions of Evotec and Euroscreen, there were multiple IPR&D efforts underway at each company for certain current and future product lines. In determining the value of in-process projects, we consider, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date, and the estimated useful life of the technology. For these acquisitions, we utilized the discounted cash flow method to value the IPR&D, using a discount rate equivalent to the relative risk of the asset, including the uncertainty of technological feasibility and successful launch. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life, and then discounting these after-tax cash flows back to a present value. For the acquisitions of Evotec and Euroscreen, we estimated the value of the IPR&D to be $0.2 million and $1.3 million, respectively. We believe that the estimated purchased research and development amounts so determined, represent the fair value at the date of the acquisitions, and the amount represents management’s best estimate of the amount a third party would pay in the aggregate for the projects. The fair value of acquired IPR&D costs was expensed as of the acquisition date as the projects underway at Evotec and Euroscreen had not reached technological feasibility and were determined to have no alternative future use.

In connection with the purchase price and related allocations for acquisitions, we estimate the fair value of deferred revenue assumed with our acquisitions. The estimated fair value of deferred revenue is determined by the legal performance obligation at the date of acquisition, and is generally based on the nature of the activities to be performed and the related costs to be incurred after consummation. The fair value of an assumed liability related to deferred revenue is estimated based on the current market cost of fulfilling the obligation, plus a normal profit margin thereon. The estimated costs to fulfill the deferred revenue are based on the historical direct costs related to providing the services. We do not include any costs associated with selling efforts, research and development, or the related fulfillment margins on these costs. In most acquisitions, profit associated with selling effort is excluded because the acquired entities would have concluded the selling efforts on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating income approximates, in theory, the amount that we would be required to pay a third-party to assume the obligation. As a result of purchase accounting, we recognized the deferred revenue related to the ViaCell acquisition at fair value, and did not recognize $18.1 million of deferred revenue that would have been otherwise recognized in future periods.

As of December 28, 2008, all purchase price and related allocations are final with the exception of the Arnel acquisition which was preliminary as of December 28, 2008. The Arnel purchase price and related allocations may be revised as a result of adjustments made to the purchase price, as well as additional information regarding assets and liabilities assumed, including contingent liabilities, deferred taxes, and revisions of preliminary estimates of fair values made at the date of purchase. We are not aware of any information that indicates the final purchase price allocation will differ materially from the preliminary estimates, and we expect to complete any outstanding asset valuations no later than one year from the date of acquisition.

Contingencies, Including Tax Matters

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $4.0 million as of December 28, 2008, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations, or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

We believe we have meritorious defenses to these lawsuits and other proceedings, and we are contesting the actions vigorously in all of the above unresolved matters. While each of these matters is subject to uncertainty, in the opinion of our management, based on its review of the information available at this time, the resolution of these matters will not have a material adverse impact on our consolidated financial statements included in this annual report on Form 10-K.

During fiscal year 2005, the U.S. Internal Revenue Service concluded its audit of our federal income taxes for the years 1999 through 2002. There was a single open issue related to this audit which we favorably resolved during the fourth quarter of fiscal year 2007. In addition, tax years ranging from 1998 through 2008 remain open to examination by various state and foreign tax jurisdictions (such as China, Indonesia, the Philippines and the United Kingdom) in which we have significant business operations. The tax years under examination vary by jurisdiction. During the third quarter of fiscal year 2008, we effectively settled several income tax audits worldwide, including in Canada, the Netherlands, the United Kingdom and the United States covering various years ranging from 1998 through 2005. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits as required by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which we adopted as of January 1, 2007. Adjustments are made to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at December 28, 2008 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations

Life and Analytical Sciences

2008 Compared to 2007. Sales for fiscal year 2008 were $1,512.6 million, as compared to $1,315.6 million for fiscal year 2007, an increase of $197.0 million, or 15%, which includes an approximate 6% increase from acquisitions and an approximate 2% increase in sales attributable to favorable changes in foreign exchange rates. The following analysis in the remainder of this paragraph compares selected sales by market and product type for fiscal year 2008, as compared to fiscal year 2007, and includes the effect of acquisitions and foreign exchange rate fluctuations. Sales to genetic screening customers increased by $91.0 million, sales to analytical sciences customers increased by $36.9 million, sales to laboratory service customers increased by $36.8 million, and sales to bio-discovery customers increased by $32.5 million.

Operating income for fiscal year 2008 was $138.6 million, as compared to $129.6 million for fiscal year 2007, an increase of $9.1 million, or 7%. Amortization of intangible assets increased due to acquisitions completed in fiscal years 2008 and 2007 and was $52.5 million for fiscal year 2008, as compared to $41.4 million for fiscal year 2007. The gains on the settlement of the insurance claim for the fire in our Boston, Massachusetts facility in March 2005 was $15.3 million for fiscal year 2007. Restructuring and lease charges were $6.6 million for fiscal year 2008 as a result of our Q3 2008 Plan, and restructuring and lease charges were $8.7 million for fiscal year 2007 as a result of our restructuring plans. Amortization of purchase accounting adjustments to record inventory and the IPR&D charge from certain acquisitions completed in fiscal year 2007 was $2.5 million and $1.5 million, respectively. Stock option expense was $4.1 million and $3.4 million for fiscal years 2008 and 2007, respectively. The combined favorable impact of increased sales volume and productivity improvements increased operating income, which was partially offset by inflation, increased freight costs, and increased sales and marketing expenses to support recent acquisitions, particularly the acquisition of ViaCell.

2007 Compared to 2006. Sales for fiscal year 2007 were $1,315.6 million, as compared to $1,129.2 million for fiscal year 2006, an increase of $186.4 million, or 17%, which includes an approximate 6% increase from acquisitions and an approximate 4% increase in sales attributable to favorable changes in foreign exchange rates.

The following analysis in the remainder of this paragraph compares selected sales by market and product type for fiscal year 2007, as compared to fiscal year 2006, and includes the effect of acquisitions and foreign exchange rate fluctuations. Sales to genetic screening customers increased by $49.1 million, sales to analytical sciences customers increased by $51.2 million, sales to laboratory service customers increased by $51.3 million, and sales to bio-discovery customers increased by $34.9 million.

Operating income for fiscal year 2007 was $129.6 million, as compared to $112.7 million for fiscal year 2006, an increase of $16.9 million, or 15%. Amortization of intangible assets increased due to acquisitions completed in fiscal years 2007 and 2006 and was $41.4 million for fiscal year 2007, as compared to $31.3 million for fiscal year 2006. Restructuring and lease charges were $8.7 million for fiscal year 2007 as a result of our restructuring plans, as compared to reversals of $1.7 million in fiscal year 2006. Amortization of purchase accounting adjustments to record the inventory and IPR&D from certain acquisitions completed in fiscal year 2007 were $2.5 million and $1.5 million, respectively. Stock option expense was $3.4 million and $3.2 million for fiscal years 2007 and 2006, respectively. Gains on the settlement of the insurance claim for the March 2005 fire in our Boston, Massachusetts facility were $15.3 million for fiscal year 2007. Increased sales volume and higher net productivity increased operating income, partially offset by pressures in our laboratory services business as a result of entering into several large new contracts requiring an increase in start-up investment in the first six months of fiscal year 2007.

Optoelectronics

2008 Compared to 2007. Sales for fiscal year 2008 were $424.9 million, as compared to $386.8 million for fiscal year 2007, an increase of $38.1 million, or 10%, which includes an approximate 1% increase from acquisitions and an approximate 2% increase in sales attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected sales by product type for fiscal year 2008, as compared to fiscal year 2007, and includes the effect of acquisitions and foreign exchange fluctuations. The increase in sales was primarily a result of an increase of $24.6 million in sales of our medical imaging products due to the performance of our amorphous silicon business, an increase in sales of our specialty lighting products of $7.2 million, and an increase in sales of our optical sensors of $5.4 million.

Operating income for fiscal year 2008 was $91.2 million, as compared to $71.4 million for fiscal year 2007, an increase of $19.8 million, or 28%. Restructuring and lease reversals were $0.4 million for fiscal year 2008 as a result of changes in estimates for lease costs associated with the sale of a business from 2001 and restructuring and lease charges were $3.6 million for fiscal year 2007 as a result of our Q4 2007 Plan and lease costs associated with the sale of a business from 2001. Amortization of intangible assets was $3.1 million and $2.7 million for fiscal years 2008 and 2007, respectively. Stock option expense was $1.8 million and $1.3 million for fiscal years 2008 and 2007, respectively. Increased sales volume and capacity and productivity improvements made within our amorphous silicon business increased operating income.

2007 Compared to 2006. Sales for fiscal year 2007 were $386.8 million, as compared to $348.5 million for fiscal year 2006, an increase of $38.3 million, or 11%, which includes an approximate 3% increase in sales attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected sales by product type for fiscal year 2007, as compared to fiscal year 2006, and includes the effect of acquisitions and foreign exchange fluctuations. The increase in sales was primarily a result of an increase of $29.3 million in sales of our medical imaging products due to the performance of our amorphous silicon business, an increase in sales of our specialty lighting products of $4.1 million, and an increase in sales of our optical sensors of $4.8 million.

Operating income for fiscal year 2007 was $71.4 million, as compared to $66.1 million for fiscal year 2006, an increase of $5.3 million, or 8%. Restructuring and lease charges, net of reversals, were $3.6 million for fiscal year 2007, as a result of our Q4 2007 Plan and lease costs associated with the sale of a business from 2001. Restructuring reversals were $1.9 million for fiscal year 2006. Amortization of intangible assets was $2.7 million and $2.5 million for fiscal years 2007 and 2006, respectively. Stock option expense was $1.3 million and $1.6 million for fiscal years 2007 and 2006, respectively. Increased sales volume and capacity and productivity improvements made within the amorphous silicon business also increased operating income.

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

Cash Flows

Fiscal Year 2008

Operating Activities. Net cash provided by continuing operations was $212.7 million for fiscal year 2008, compared to net cash provided by continuing operations of $188.9 million for fiscal year 2007, an increase of $23.8 million. The increase in cash provided by operating activities for fiscal year 2008 was driven by income from continuing operations of $126.1 million, depreciation and amortization of $88.3 million and restructuring and lease charges of $6.2 million. These amounts were partially offset by a net increase in working capital of $17.0 million. Contributing to the net increase in working capital in fiscal year 2008, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $12.2 million and an increase in inventory of $10.4 million, offset by an increase in accounts payable of $5.6 million. The increase in inventory was primarily the result of expanding the amount of inventory held at sales locations within our Life and Analytical Sciences segment to improve timing of sales. In both the Life and Analytical Sciences and Optoelectronics segments the timing of revenue during the fourth quarter of fiscal year 2008 increased the accounts receivable balance, which was offset by the timing of disbursements in accounts payable during the fourth quarter of fiscal year 2008. There was a decrease of $5.0 million in our accounts receivable securitization facility during fiscal year 2008, which totaled $40.0 million and $45.0 million at December 28, 2008 and December 30, 2007, respectively. Changes in accrued expenses, other assets and liabilities and other items, net, totaled $9.1 million in fiscal year 2008, and primarily related to tax audit settlements and the timing of payments for tax, restructuring, and salary and benefits.

Investing Activities. Net cash used in continuing operations investing activities was $133.6 million for fiscal year 2008, compared to $347.7 million of cash used in continuing operations investing activities for fiscal year 2007. For fiscal year 2008, we used $76.7 million of net cash for acquisitions and used $14.9 million in related transaction costs, earn-out payments, acquired licenses and other costs in connection with these and other transactions. Capital expenditures for fiscal year 2008 were $43.3 million, mainly in the areas of tooling and other capital equipment purchases, in addition to improvements in our amorphous silicon facility within our Optoelectronics segment and payments of $0.2 million related to business development costs. These cash outflows were partially offset by $1.2 million from the sale of investments and $0.4 million related to the release of restricted cash balances.

Financing Activities. Net cash used in continuing operations financing activities was $101.1 million for fiscal year 2008, as compared to $148.9 million of cash provided by continuing operations financing activities for fiscal year 2007. In fiscal year 2008, we repurchased approximately 3.0 million shares of our common stock, including 37,521 shares to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $75.5 million. This compares to repurchases of approximately 8.1 million shares of our common stock in the open market for fiscal year 2007 for an aggregate of $203.0 million, including commissions. This use of cash was offset by proceeds from common stock option exercises of $43.7 million and the related tax benefit of $0.3 million for fiscal year 2008. During fiscal year 2008, debt borrowings from our amended senior unsecured revolving credit facility totaled $476.0 million, proceeds from the issuance of our seven-year senior unsecured notes at a rate of 6% totaled $150.0 million, which was offset by debt reductions to our credit facilities, with aggregate payments of $633.0 million. This compares to debt reductions in fiscal year 2007 of $212.4 million. In fiscal year 2008, we also paid $27.1 million to settle forward interest rate contracts with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25% and $2.0 million for debt issuance costs during fiscal year 2008. In addition, we paid $33.1 million in dividends for fiscal year 2008.

Fiscal Year 2007

Operating Activities. Net cash provided by continuing operations was $188.9 million in fiscal year 2007, compared to net cash provided by continuing operations of $124.7 million in fiscal year 2006, an increase of $64.2 million, driven primarily by the $1.3 million of divestiture tax refunds that occurred in fiscal year 2007 as compared to the $60.3 million of taxes paid on divestitures in fiscal year 2006. The increase in cash provided by operating activities in fiscal year 2007 was also driven by income from continuing operations of $130.7 million, depreciation and amortization of $76.5 million and restructuring and lease charges of $12.2 million. These amounts were partially offset by $15.3 million from the settlement of an insurance claim and a net increase in working capital of $10.9 million. Contributing to the net increase in working capital in fiscal year 2007, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $19.6 million and an increase in inventory of $2.4 million, offset by an increase in accounts payable of $11.1 million. In both the Life and Analytical Sciences and Optoelectronics segments the timing of strong revenue performance in the fourth quarter of fiscal year 2007 increased the accounts receivable balance, which was offset by the timing of accounts payable disbursements in the same quarter. There was no incremental use of our accounts receivable securitization facility in fiscal year 2007, which totaled $45.0 million at both December 30, 2007 and December 31, 2006. Changes in accrued expenses, other assets and liabilities and other items, net, totaled $5.6 million in fiscal year 2007, and primarily related to timing of payments for tax, restructuring, and salary and benefits.

Investing Activities. Net cash used in continuing operations investing activities was $347.7 million in fiscal year 2007, compared to $139.1 million of cash used in continuing operations investing activities in fiscal year 2006. Included in fiscal year 2007 were payments of $1.0 million related to business development costs. In addition, we used $312.7 million of net cash for acquisitions and used $3.2 million in related transaction costs, earn-out payments, acquired licenses and other costs in connection with these and other transactions. Capital expenditures in fiscal year 2007 were $44.5 million, mainly in the areas of tooling and other capital equipment purchases, in addition to the improvements in our amorphous silicon facility within our Optoelectronics segment. These cash outflows were partially offset by $10.8 million received from the settlement of an insurance claim, $1.6 million from the surrender of life insurance policies, and $1.4 million from the sale of investments.

Financing Activities. Net cash provided by continuing operations financing activities was $148.9 million in fiscal year 2007, compared to $313.5 million of cash used in continuing operations financing activities in fiscal year 2006. In fiscal year 2007, we repurchased in the open market approximately 8.1 million shares of our common stock at a total cost of $203.0 million, including commissions. This compares to repurchases in fiscal year 2006 of $190.1 million. We also paid $4.2 million to settle forward interest rate contracts with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%, and $0.8 million for debt issuance costs. These uses of cash were offset in part by $32.8 million of proceeds from common stock option exercises and the related tax benefit. Debt borrowings from our amended senior unsecured revolving credit facility and interim unsecured credit facility in fiscal year 2007 totaled $271.5 million and $300.0 million, respectively, offset by debt reductions to our amended senior unsecured revolving credit facility of $212.4 million and other credit facilities of $1.3 million. This compares to debt reductions in fiscal year 2006 of $110.7 million. In addition, we paid $33.7 million in dividends in fiscal year 2007.

Current Borrowing Arrangements

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, we entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety our previous senior revolving credit agreement dated as of October 31, 2005. During the first quarter of fiscal year 2008, we exercised our option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $14.0 million were issued under the previous facility, which are treated as issued under the amended facility. We use the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of December 28, 2008 was 40 basis points. The weighted average Eurocurrency interest rate as of December 28, 2008 was 0.63%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.03%. We had drawn down approximately $359.0 million of borrowings in U.S. Dollars under the facility as of December 28, 2008, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, and which are consistent with those financial covenants contained in our previous senior revolving credit agreement. The financial covenants in our amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if our credit rating is down-graded below investment grade. At all times during fiscal year 2008, we were in compliance with all applicable covenants, and anticipate being in compliance for the duration of the term of the credit facility.

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

6% Senior Unsecured Notes. On May 30, 2008, we issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on May 30th and November 30th. We may redeem some or all of our 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in our 6% senior notes include debt-to-capital ratios which, if our credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. At all times during fiscal year 2008, we were in compliance with all applicable covenants, and anticipate being in compliance for the duration of the term of the notes.

During the fourth quarter of fiscal year 2007, we entered into forward interest rate contracts with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%. These contracts were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million, upon the issuance of our 6% senior unsecured notes. During the fourth quarter of fiscal year 2008, we concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, we discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized derivative losses of $17.5 million, in interest and other expense.

Before amortization expense, we had accumulated derivative losses of $8.4 million, net of taxes of $5.4 million, in other comprehensive (loss) income as of December 28, 2008 and $5.3 million, net of taxes of $3.5 million, as of December 30, 2007, related to these cash flow hedges. The derivative losses are amortized into interest expense when the hedged exposure affects interest expense. During fiscal year 2008, $1.2 million of these derivative losses were amortized into interest expense.

Once established, cash flow hedges are generally recorded in other comprehensive (loss) income until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into interest expense on the consolidated financial statements. We did not recognize any ineffectiveness during fiscal year 2008 or fiscal year 2007.

Off-Balance Sheet Arrangements

Receivables Securitization Facility. During fiscal year 2001, we established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third party financial institution. Under this arrangement, we sold, on a revolving basis, certain of our accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third party financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. Our consolidated subsidiary retains the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts has been provided for on our balance sheets. The amount of receivables sold and outstanding with the third party financial institution may not exceed $65.0 million. Under the terms of this arrangement, our consolidated subsidiary retains collection and administrative responsibilities for the balances. The aggregate amount of receivables sold to the consolidated subsidiary was $72.8 million as of December 28, 2008 and $79.0 million as of December 30, 2007. At December 28, 2008 and December 30, 2007, an undivided interest of $40.0 million and $45.0 million, respectively, in the receivables had been sold to the third party financial institution under this arrangement. The remaining interest in receivables of $32.8 million and $34.0 million that were sold to and held by the consolidated subsidiary were included in accounts receivable in the consolidated financial statements at December 28, 2008 and December 30, 2007, respectively.

The agreement requires the third party financial institution to be paid interest during the period from the date the receivable is sold to its maturity date. At December 28, 2008, the effective interest rate was LIBOR plus approximately 220 basis points. The servicing fees received constitute adequate compensation for services performed. No servicing asset or liability is therefore recorded. The agreement also includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At December 28, 2008, we had a senior unsecured credit rating of BBB, with a stable outlook from Standard & Poor’s Rating Services, and of Baa3, with a stable outlook from Moody’s Investors Service. In January 2009, our consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization facility to February 27, 2009 in order to conclude the audit of the receivables purchase agreement. We anticipate an additional extension of the facility.

Dividends

Our Board declared regular quarterly cash dividends of seven cents per share in each quarter of fiscal years 2008 and 2007, resulting in an annual dividend rate of 28 cents per share.

Contractual Obligations

The following table summarizes our contractual obligations at December 28, 2008 for continuing and discontinuing operations:

	Operating Leases	Amended Sr. Unsecured Revolving Credit Facility Maturing 2012(1)	6.0% Sr. Notes Maturing 2015(2)	Other Debt Facilities(2)	Employee Benefit Plans	FIN No. 48 Liability(3)	Total
	(In thousands)
2009	$41,956	$—	$—	$40	$24,803	$10,384	$77,183
2010	36,694	—	—	40	24,872	—	61,606
2011	28,286	—	—	—	25,212	—	53,498
2012	20,527	359,000	—	—	25,768	—	405,295
2013	19,191	—	—	—	27,110	—	46,301
Thereafter	99,501	—	150,000	—	144,457	—	393,958

Total	$246,155	$359,000	$150,000	$80	$272,222	$10,384	$1,037,841

(1)	The credit facility borrowings carry variable interest rates; the amounts included in this table do not contemplate interest obligations.
(2)	For the purposes of this table, the obligation has been calculated without interest obligations.
(3)	The FIN No. 48 amount includes accrued interest, net of tax benefits, and penalties. We have excluded $36.2 million, including accrued interest, net of tax benefits, and penalties, from the amount related to our uncertain tax positions as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

Capital Expenditures

During fiscal year 2009, we expect to invest an amount for capital expenditures similar to that in fiscal year 2008, primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, and to develop information technology. We expect to use our available cash and internally generated funds to fund these expenditures.

Other Potential Liquidity Considerations

On November 6, 2006, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program would expire on October 25, 2010 unless this authorization was terminated earlier by our Board, and could be suspended or discontinued at any time. During the first quarter of 2007, we repurchased in the open market 2,500,000 shares of our common stock at an aggregate cost of $60.0 million, including commissions, under the Repurchase Program. During the second quarter of fiscal year 2007, we repurchased in the open market 3,468,300 shares of our common stock at an aggregate cost of $87.1 million, including commissions, under the Repurchase Program. During the third quarter of fiscal year 2007, we repurchased in the open market 1,082,492 shares of our common stock at an aggregate cost of $28.9 million, including commissions, under the Repurchase Program. During the fourth quarter of fiscal year 2007, we repurchased in the open market 1,000,000 shares of our common stock at an aggregate cost of $26.9 million, including commissions, under the Repurchase Program. During the third quarter of fiscal year 2008, we repurchased 1,949,208 shares of our common stock in the open market at an aggregate cost of $56.6 million, including commissions, under the Repurchase Program. These repurchases completed our repurchase of the 10.0 million shares in the aggregate authorized under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

On October 23, 2008, we announced that our Board has authorized us to repurchase up to 10.0 million additional shares of our common stock under a new stock repurchase program (the “New Repurchase Program”). The New Repurchase Program will expire on October 22, 2012 unless this authorization is terminated earlier by our Board, and may be suspended or discontinued at any time. During the fourth quarter of fiscal year 2008, we repurchased 1,000,000 shares of our common stock in the open market at an aggregate cost of $18.0 million, including commissions, under the New Repurchase Program. From December 29, 2008 through February 20, 2009, we repurchased approximately 1,000,000 shares of our common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the New Repurchase Program.

Our Board has authorized us to repurchase shares of our common stock in the aggregate to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first quarter of fiscal year 2008, we repurchased 17,549 shares of our common stock. During the third quarter of fiscal year 2008, we repurchased 3,354 shares of our common stock. During the fourth quarter of fiscal year 2008, we repurchased 16,618 shares of our common stock. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

At December 28, 2008, we had cash and cash equivalents of approximately $179.1 million and an amended senior unsecured revolving credit facility with $277.0 million available for additional borrowing. In May 2008, we finalized an issuance of 6% seven-year senior unsecured notes with proceeds of approximately $150.0 million. The proceeds from this debt issuance were used to repay existing borrowings under our amended senior unsecured revolving credit facility.

In connection with the settlement of an insurance claim resulting from a fire that occurred within our Life and Analytical Sciences facility in Boston, Massachusetts in March 2005, we accrued $9.7 million during the second quarter of fiscal year 2007, representing our management’s estimate of the total cost for decommissioning the building, including environmental matters, that was damaged in the fire. We paid $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building, and we anticipate that the remaining payments of $4.2 million will be completed by the third quarter of fiscal year 2009.

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

Our pension plans have not experienced any material impact on liquidity or counterparty exposure due to the volatility in the credit markets; however, as a result of losses experienced in global equity markets, our pension funds had a negative return for fiscal year 2008, which in turn created increased pension costs in fiscal year 2009 and potentially in additional future periods. In addition, we may be required to fund our pension plans for approximately $18.0 million by fiscal year 2010, and we could potentially have to make additional funding payments in future periods. We cannot predict how long these conditions will exist or how our businesses may be affected. In difficult global financial markets, we may be forced to fund our operations at a higher cost, or we may be unable to raise as much funding as we need to support our business activities.

Effects of Recently Adopted Accounting Pronouncement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, and expands the related disclosure requirements. Under the standard, fair value measurements are to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines fair value based upon an exit price model. The FASB also issued FASB Staff Position (“FSP”) No. 157-2 in February 2008 (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. We adopted SFAS No. 157 as of December 31, 2007, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. See Note 21 to our consolidated financial statements included in this annual report on Form 10-K for additional details.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with Generally Accepted Accounting Principles (“GAAP”). With the issuance of this statement, the FASB concluded that the U.S. GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the requirements of SFAS No. 162 and have determined that it will not have a significant impact on our determination or reporting of financial results.

Effects of Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under SFAS No. 141(R), acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; IPR&D will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Early adoption is not permitted. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. We will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009. We are currently evaluating the requirements of SFAS No. 141(R) and have not yet determined the impact of its adoption on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, financial performance, and cash flows. SFAS No. 161 also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and cross-referencing within footnotes. We will be required to adopt SFAS No. 161 in the first quarter of fiscal year 2009. SFAS No. 161 provides only disclosure requirements; the adoption of this standard will not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other accounting principles. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. We will be required to adopt FSP No. 142-3 in the first quarter of fiscal year 2009. We are currently evaluating the requirements of FSP No. 142-3 and have not yet determined the impact of its adoption on our consolidated financial statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. Pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157. FSP No. 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, including the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. We will be required to adopt FSP No. 132(R)-1 as of December 31, 2009. FSP No. 132(R)-1 provides only disclosure requirements; the adoption of this standard will not have a material impact on our consolidated financial statements.

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

Revenue recognition. We record product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. For products that include installation, if the installation meets the criteria to be considered a separate element, we recognize product revenue upon delivery, and we delay recognition of installation revenue until the installation is complete. For sales that include customer-specified acceptance criteria, we recognize revenue only after the acceptance criteria have been met. We defer revenue from services and recognize it over the contractual period, or as we render services and the customer accepts them. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element, all in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Because the majority of our sales relate to specific manufactured products or units rather than long-term customized projects, we generally do not experience significant changes in original estimates. Further, we have not experienced any significant refunds or promotional allowances that require significant estimation.

Warranty Costs. We provide for estimated warranty costs for products at the time of their sale. Warranty liabilities are based on estimated future repair costs using historical labor and material incurred in the warranty period.

Allowances for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We generally compute our allowance for doubtful accounts by (i) applying specific percentage reserves on accounts that are past due and deemed uncollectible; and (ii) specifically reserving for customers known to be in financial difficulty. Therefore, if the financial condition of our customers were to deteriorate beyond our estimates, we may have to increase our allowance for doubtful accounts. This would reduce our earnings.

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

Value of long-lived assets, including intangibles. We carry a variety of long-lived assets on our balance sheet including property and equipment, investments, identifiable intangible assets, and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review (i) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (ii) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows emanating from those assets may be diminished. Any impairment charge that we record reduces our earnings. The impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. We perform the annual impairment assessment on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, we currently evaluate the remaining useful life of our non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment in accordance with SFAS No. 142. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Through fiscal year 2008, we assessed the annual impairment testing using the Life and Analytical Sciences and Optoelectronics reporting units. We completed the annual impairment test using a measurement date of December 28, 2008 and January 1, 2008, and concluded based on the first step of the process that there was no goodwill impairment. While we believe that our estimates of current value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets.

Employee compensation and benefits. Retirement and postretirement benefit plans are a significant cost of doing business, and represent obligations that will be ultimately settled far in the future, and therefore are subject to estimation. Retirement and postretirement benefit plan expenses are allocated to cost of sales, research and development, and selling, general and administrative expenses, in our consolidated statements of operations. We incurred expenses of $8.3 million in fiscal year 2008, $12.5 million in fiscal year 2007, and $10.2 million in fiscal year 2006 for our retirement and postretirement plans. We expect expenses of approximately $13.2 million in fiscal year 2009 for our retirement and postretirement plans. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied, to determine service cost and interest cost, in order to arrive at pension income or expense for the year. As of December 28, 2008, we estimated the expected long-term rate of return of assets in our pension portfolios in the United States was 8.5% and was 6.5% for all plans outside the United States. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets, as well as our current expectations for long-term rates of returns for our pension assets. Our management will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions, and will make adjustments to the assumptions as appropriate. Discount rate assumptions have been, and continue to be, based on the prevailing market long-term interest rates at the measurement date. If any of our assumptions were to change, our pension plan expenses would also change. A one-quarter percent increase in the discount rate would decrease our net periodic benefit cost by $0.5 million for fiscal year 2009 in the United States and by $0.4 million for fiscal year 2009 for all plans outside the United States. A one percent decrease in the estimated return on plan assets would increase our pre-tax pension expense by $2.2 million for fiscal year 2009 in the United States and by $0.7 million for fiscal year 2009 for all plans outside the United States. We have reduced the volatility in our healthcare costs provided to our retirees by adopting a defined dollar plan feature in fiscal year 2001. Under the defined dollar plan feature, our total annual liability for healthcare costs to any one retiree is limited to a fixed dollar amount, regardless of the nature or cost of the healthcare needs of that retiree. Our maximum future liability, therefore, cannot be increased by future changes in the cost of healthcare.

Restructuring activities. Our consolidated financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Our pre-tax restructuring charges are estimates based on our preliminary assessments of (i) severance benefits to be granted to employees, based on known benefit formulas and identified job grades, (ii) costs to abandon certain facilities based on known lease costs of sub-rental income and (iii) asset impairments as discussed above under “Value of long-lived assets, including intangibles.” Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. For example, actual severance costs may be less than anticipated if employees voluntarily leave prior to the time at which they would be entitled to severance, or if anticipated legal hurdles in foreign jurisdictions prove to be less onerous than expected. In addition, unanticipated successes or difficulties in terminating leases and other contractual obligations may lead to changes in estimates. When such changes in estimates occur, they are reflected in our consolidated financial statements on our consolidated statement of operations line entitled “restructuring and lease charges (reversals), net.”

Gains or losses on dispositions. When we record the disposition of an asset or discontinuance of an operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets, and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. During the fiscal year ended December 28, 2008, we did not recognize any gains or losses from disposition of fixed assets. We recorded $2.0 million in losses from the disposition of discontinued operations. Any such changes decrease or increase current earnings, and are recorded either against the “gains on disposition” or “discontinued operations” line items appearing in our consolidated statement of operations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Financial Instruments

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of December 28, 2008.

In the ordinary course of business, we enter into foreign exchange contracts for periods consistent with our committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the consolidated balance sheet. Credit risk and market risk are insignificant as the foreign exchange instruments are contracted with major banking institutions. Unrealized gains and losses on our foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive (loss) income in the accompanying consolidated balance sheets. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs and impacts earnings. Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $160.8 million at December 28, 2008 and $105.2 million as of December 30, 2007, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts entered into in fiscal year 2008 was generally 30 days.

During the fourth quarter of fiscal year 2007, we entered into forward interest rate contracts with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%. These contracts were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million, upon the issuance of our 6% senior unsecured notes. During the fourth quarter of fiscal year 2008, we concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, we discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized derivative losses of $17.5 million, in interest and other expense.

Before amortization expense, we had accumulated derivative losses of $8.4 million, net of taxes of $5.4 million, in other comprehensive (loss) income as of December 28, 2008 and $5.3 million, net of taxes of $3.5 million, as of December 30, 2007, related to these cash flow hedges. The derivative losses are amortized into interest expense when the hedged exposure affects interest expense. During fiscal year 2008, $1.2 million of these derivative losses were amortized into interest expense.

Once established, cash flow hedges are generally recorded in other comprehensive (loss) income until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into interest expense on the consolidated financial statements. We did not recognize any ineffectiveness during fiscal year 2008 or fiscal year 2007.

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

Foreign Exchange Risk. The potential change in foreign currency exchange rates offers a substantial risk to us, as approximately 60% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain balance sheet foreign currency transaction exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. Moreover, we are able to partially mitigate the impact that fluctuations in currencies have on our net income as a result of our manufacturing facilities located in countries outside the United States, material sourcing and other spending which occur in countries outside the United States, resulting in a natural hedge.

Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact business, generally sales and net income will be positively but not proportionately impacted.

Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of December 28, 2008, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.1 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal year 2008, the Value-At-Risk ranged between $0.3 million and $0.8 million, with an average of approximately $0.5 million.

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

During the fourth quarter of fiscal year 2007, we entered into forward interest rate contracts with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%. These contracts were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million, upon the issuance of our 6% senior unsecured notes. During the fourth quarter of fiscal year 2008, we concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, we discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized derivative losses of $17.5 million, in interest and other expense.

Before amortization expense, we had accumulated derivative losses of $8.4 million, net of taxes of $5.4 million, in other comprehensive (loss) income as of December 28, 2008 and $5.3 million, net of taxes of $3.5 million, as of December 30, 2007, related to these cash flow hedges. The derivative losses are amortized into interest expense when the hedged exposure affects interest expense. During fiscal year 2008, $1.2 million of these derivative losses were amortized into interest expense.

Once established, cash flow hedges are generally recorded in other comprehensive (loss) income until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into interest expense on the consolidated financial statements. We did not recognize any ineffectiveness during fiscal year 2008 or fiscal year 2007.

Interest Rate Risk—Sensitivity. As of December 28, 2008, our debt portfolio consisted of $359.0 million of variable rate debt. In addition, our cash and cash equivalents, for which we receive interest at variable rates, were $179.1 million at December 28, 2008. Our current earnings exposure for changes in interest rates can be summarized as follows:

(i) Changes in interest rates can cause interest charges on our variable rate debt, consisting of $359.0 million of revolving and interim debt facilities, to fluctuate. An increase of 10%, or approximately 10 basis points, in current interest rates would cause an additional pre-tax charge to our earnings of $0.4 million for fiscal year 2009.

(ii) Changes in interest rates can cause our cash flows relative to interest payments on variable rate debt to fluctuate. As described above, an increase of 10%, or approximately 10 basis points, in current interest rates would cause our cash outflows to increase by $0.4 million for fiscal year 2009.

(iii) Changes in interest rates can cause our interest income and cash flows to fluctuate.

Item 8.    Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 28, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 26, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended

	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands, except per share data)
Sales	$1,937,465	$1,702,374	$1,477,685
Cost of sales	1,107,360	996,372	868,925
Selling, general and administrative expenses	522,883	439,777	370,484
Research and development expenses	108,062	103,978	93,448
Restructuring and lease charges (reversals), net	6,190	12,238	(3,640)
Gains on settlement of insurance claim	—	(15,346)	—
Impairment of assets	—	—	3,246
Gains on dispositions	—	—	(1,505)
In-process research and development charges	—	1,502	—

Operating income from continuing operations	192,970	163,853	146,727
Interest and other expense, net	45,609	16,877	2,666

Income from continuing operations before income taxes	147,361	146,976	144,061
Provision for income taxes	21,216	16,257	30,169

Income from continuing operations	126,145	130,719	113,892
Income from discontinued operations, net of income taxes	2,261	2,199	3,258
(Loss) gain on disposition of discontinued operations, net of income taxes	(1,997)	(1,232)	2,433

Net income	$126,409	$131,686	$119,583

Basic earnings (loss) per share:
Continuing operations	$1.07	$1.10	$0.91
Discontinued operations	0.00	0.01	0.05

Net income	$1.07	$1.11	$0.96

Diluted earnings (loss) per share:
Continuing operations	$1.06	$1.08	$0.90
Discontinued operations	0.00	0.01	0.04

Net income	$1.07	$1.09	$0.95

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of the Years Ended

	December 28, 2008	December 30, 2007
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$179,110	$203,348
Accounts receivable, net	327,636	314,425
Inventories, net	197,967	192,708
Other current assets	111,087	98,120
Current assets of discontinued operations	14,947	34,347

Total current assets	830,747	842,948

Property, plant and equipment, net	204,414	196,535
Marketable securities and investments	3,459	5,919
Intangible assets, net	452,473	479,209
Goodwill	1,396,292	1,355,656
Other assets, net	38,760	59,413
Long-term assets of discontinued operations	5,622	9,657

Total assets	$2,931,767	$2,949,337

Current liabilities:
Short-term debt	$40	$562
Accounts payable	169,447	164,806
Accrued restructuring and integration costs	5,904	8,493
Accrued expenses	323,815	344,362
Current liabilities of discontinued operations	17,036	29,375

Total current liabilities	516,242	547,598
Long-term debt	509,040	516,078
Long-term liabilities	335,354	305,950
Long-term liabilities of discontinued operations	3,188	4,434

Total liabilities	1,363,824	1,374,060
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock — $1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock — $1 par value per share, authorized 300,000,000 shares; issued and outstanding 117,112,000 and 117,585,000 shares at December 28, 2008 and December 30, 2007, respectively	117,112	117,585
Capital in excess of par value	246,549	257,850
Retained earnings	1,235,521	1,142,135
Accumulated other comprehensive (loss) income	(31,239)	57,707

Total stockholders’ equity	1,567,943	1,575,277

Total liabilities and stockholders’ equity	$2,931,767	$2,949,337

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the Three Years Ended December 28, 2008

	Comprehensive Income	Common Stock Amount	Capital in Excess of Par	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2006		$130,109	$556,728	$(6,372)	$964,690	$5,358	$1,650,513

Reclassification of unearned compensation to capital in excess of par upon the adoption of SFAS No. 123(R)—See Note 20		—	(6,372)	6,372	—	—	—
Comprehensive income:
Net income	$119,583	—	—	—	119,583	—	119,583
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	33,431	—	—	—	—	33,431	33,431
Change in minimum liability of pension, net of tax	895	—	—	—	—	895	895
Unrealized gains on securities arising during the period, net of tax	2	—	—	—	—	2	2

Other comprehensive income	34,328

Comprehensive income	$153,911

Adjustment to initially adopt SFAS No. 158, net of tax		—	—	—	—	(32,746)	(32,746)
Dividends		—	—	—	(44,083)	—	(44,083)
Exercise of employee stock options and related income tax benefits		1,663	22,061	—	—	—	23,724
Issuance of common stock for employee benefit plans		113	2,183	—	—	—	2,296
Buyback and cancellation of common stock		(8,904)	(181,217)	—	—	—	(190,121)
Issuance of common stock for long-term incentive program		274	4,572	—	—	—	4,846
Stock compensation		—	9,390	—	—	—	9,390

Balance, December 31, 2006		$123,255	$407,345	$—	$1,040,190	$6,940	$1,577,730

Comprehensive income:
Net income	$131,686	—	—	—	131,686	—	131,686
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	41,109	—	—	—	—	41,109	41,109
Unrecognized gains and prior service costs, net of taxes	15,172	—	—	—	—	15,172	15,172
Unrealized and realized losses on derivatives, net of tax	(5,338)	—	—	—	—	(5,338)	(5,338)
Unrealized losses on securities arising during the period, net of tax	(176)	—	—	—	—	(176)	(176)

Other comprehensive income	50,767

Comprehensive income	$182,453

Adjustment to initially adopt FIN No. 48		—	—	—	3,583	—	3,583
Dividends		—	—	—	(33,324)	—	(33,324)
Exercise of employee stock options and related income tax benefits		2,176	30,615	—	—	—	32,791
Issuance of common stock for employee benefit plans		44	1,034	—	—	—	1,078
Buyback and cancellation of common stock		(8,051)	(194,920)	—	—	—	(202,971)
Issuance of common stock for long-term incentive program		161	4,963	—	—	—	5,124
Stock compensation		—	8,813	—	—	—	8,813

Balance, December 30, 2007		$117,585	$257,850	$—	$1,142,135	$57,707	$1,575,277

The accompanying notes are an integral part of these consolidated financial statements.

	Comprehensive Income	Common Stock Amount	Capital in Excess of Par	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 30, 2007		$117,585	$257,850	$—	$1,142,135	$57,707	$1,575,277

Comprehensive income:
Net income	$126,409	—	—	—	126,409	—	126,409
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(29,067)	—	—	—	—	(29,067)	(29,067)
Unrecognized losses and prior service costs, net of taxes	(57,220)	—	—	—	—	(57,220)	(57,220)
Unrealized and realized losses on derivatives, net of tax	(2,338)	—	—	—	—	(2,338)	(2,338)
Unrealized losses on securities arising during the period, net of tax	(321)	—	—	—	—	(321)	(321)

Other comprehensive loss	(88,946)

Comprehensive income	$37,463

Dividends		—	—	—	(33,023)	—	(33,023)
Exercise of employee stock options and related income tax benefits		2,251	41,832	—	—	—	44,083
Issuance of common stock for employee benefit plans		85	2,095	—	—	—	2,180
Buyback and cancellation of common stock		(2,997)	(72,517)	—	—	—	(75,514)
Issuance of common stock for long-term incentive program		188	6,730	—	—	—	6,918
Stock compensation		—	10,559	—	—	—	10,559

Balance, December 28, 2008		$117,112	$246,549	$—	$1,235,521	$(31,239)	$1,567,943

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended

	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Operating activities:
Net income	$126,409	$131,686	$119,583
Add: income from discontinued operations, net of income taxes	(2,261)	(2,199)	(3,258)
Add: loss (gain) on disposition of discontinued operations, net of income taxes	1,997	1,232	(2,433)

Income from continuing operations	126,145	130,719	113,892
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and lease charges (reversals), net	6,190	12,238	(3,640)
Depreciation and amortization	88,307	76,511	67,721
Stock-based compensation	19,327	15,711	16,048
Deferred taxes	(12,074)	(21,821)	(10,007)
Contingencies and prior year tax matters	(7,257)	(9,929)	(1,322)
Amortization of deferred debt issuance costs, interest rate hedge and accretion of discounts	2,239	343	292
Gains on dispositions, net	(1,158)	(697)	(3,801)
Amortization of acquired inventory revaluation	—	2,492	—
In-process research and development charges	—	1,502	—
Asset impairments	—	—	3,246
Gains on settlement of insurance claim	—	(15,346)	—
Changes in assets and liabilities which (used) provided cash, excluding effects from companies purchased and divested:
Accounts receivable, net	(12,227)	(19,594)	3,775
Inventories, net	(10,390)	(2,393)	(12,742)
Accounts payable	5,630	11,097	(419)
Taxes refunded (paid) on divestitures	—	1,300	(60,297)
Accrued expenses and other	8,009	6,771	11,993

Net cash provided by operating activities of continuing operations	212,741	188,904	124,739
Net cash provided by operating activities of discontinued operations	5,103	16,223	2,701

Net cash provided by operating activities	217,844	205,127	127,440

Investing activities:
Capital expenditures	(43,325)	(44,514)	(43,592)
Proceeds from dispositions of property, plant and equipment, net	—	10,787	10,185
Proceeds from surrender of life insurance policies	—	1,601	3,826
Changes in restricted cash balances	384	—	—
Payments for business development activity	(167)	(1,040)	(796)
Proceeds from dispositions of businesses and investments, net	1,158	1,365	24,423
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(91,649)	(315,872)	(133,128)

Net cash used in investing activities of continuing operations	(133,599)	(347,673)	(139,082)
Net cash used in investing activities of discontinued operations	(2,079)	(1,666)	(414)

Net cash used in investing activities	(135,678)	(349,339)	(139,496)

Financing activities:
Payments on debt	(633,000)	(212,431)	(110,748)
Proceeds from borrowings	476,000	571,462	—
Proceeds from sale of senior debt	150,000	—	—
Payment of debt issuance costs	(1,997)	(765)	(741)
Settlement of cash flow hedges	(27,064)	(4,232)	—
Decrease in other credit facilities	(521)	(1,263)	(164)
Tax benefit from exercise of common stock options	342	414	2,203
Proceeds from issuance of common stock under stock plans	43,741	32,377	21,520
Purchases of common stock	(75,514)	(202,971)	(190,121)
Dividends paid	(33,072)	(33,704)	(35,455)

Net cash (used in) provided by financing activities	(101,085)	148,887	(313,506)

Effect of exchange rate changes on cash and cash equivalents	(5,319)	7,614	14,357

Net (decrease) increase in cash and cash equivalents	(24,238)	12,289	(311,205)
Cash and cash equivalents at beginning of year	203,348	191,059	502,264

Cash and cash equivalents at end of year	$179,110	$203,348	$191,059

Supplemental disclosures of cash flow information (see Note 2)
Cash paid during the year for:
Interest	$20,157	$13,776	$7,368
Income taxes	$38,357	$40,693	$91,394

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Accounting Policies

Nature of Operations:    PerkinElmer, Inc. is a global high technology company which designs, manufactures, markets and services components, systems and products within two reporting segments: Life and Analytical Sciences and Optoelectronics.

The Company recently announced a new alignment of its businesses effective for fiscal year 2009 that will allow the Company to prioritize its capabilities on two key strategic areas – Human Health and Environmental Health. The Company’s new Human Health segment concentrates on developing diagnostics, tools and applications to detect disease earlier and more accurately and to accelerate the discovery and development of critical new therapies. The Human Health segment includes the Company’s products and services that address the genetic screening and bio-discovery markets, formerly in the Life and Analytical Sciences segment, and the Company’s technology serving the medical imaging market, formerly in the Optoelectronics segment. The Company’s new Environmental Health segment provides technologies and applications to facilitate the creation of safer products, more secure surroundings and efficient energy resources. The Environmental Health segment includes the Company’s products and services that address the analytical sciences and laboratory service and support markets, formerly in the Life and Analytical Sciences segment, and the Company’s technology designed for the sensors and lighting markets, formerly in the Optoelectronics segment.

The consolidated financial statements include the accounts of PerkinElmer, Inc. and its subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method.

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006 included 52 weeks.

Accounting Policies and Estimates:    The preparation of consolidated financial statements in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue Recognition:    The Company’s product sales are recorded when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. For products that include installation, and if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Certain of the Company’s products require specialized installation. Revenue for these products is deferred until installation is completed. Revenue from services is deferred and recognized over the contractual period, or as services are rendered and accepted by the customer. When arrangements include multiple elements, the Company uses objective evidence of fair value to allocate revenue to the elements, and recognizes revenue when the criteria for revenue recognition have been met for each element, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Warranty Costs:    The Company provides for estimated warranty costs for products at the time of their sale. Warranty liabilities are based on estimated future repair costs using historical labor and material costs incurred in the warranty period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes:    The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not. With respect to corporate earnings permanently reinvested offshore, the Company does not accrue tax for the repatriation of such foreign earnings.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to January 1, 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of such loss was reasonably determinable. As of January 1, 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). As a result, reserves are subsequently based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. See Note 6, below, for additional details.

Property, Plant and Equipment:    The Company depreciates plant and equipment using the straight-line method over its estimated useful lives, which generally fall within the following ranges: buildings—10 to 40 years; leasehold improvements—estimated useful life or remaining term of lease, whichever is shorter; machinery and equipment—3 to 7 years. Certain tooling costs are capitalized and amortized over a 3-year life, while repairs and maintenance costs are expensed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-U.S. plans are accrued for, but generally not fully funded, and benefits are paid from operating funds. The difference between actual amounts and estimates based on actuarial assumptions will be recognized in other comprehensive (loss) income in the period in which they occur. In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”) the Company recognizes a net liability or asset and an offsetting adjustment, net of taxes, to accumulated other comprehensive (loss) income to report the funded status of defined benefit pension and other postretirement benefit plans, and measures plan assets and obligations at their year-end balance sheet date.

Translation of Foreign Currencies:    For foreign operations, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments, as well as translation gains and losses from certain intercompany transactions, are reported in accumulated other comprehensive (loss) income, a separate component of stockholders’ equity.

Intangible Assets:    The Company’s intangible assets consist of (i) goodwill, which is not being amortized; (ii) indefinite lived intangibles, which consist of certain trademarks and trade names that are not subject to amortization; and (iii) amortizing intangibles, which consist of patents and purchased technologies, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on an annual or periodic basis.

Goodwill is subject to annual impairment testing using the guidance and criteria described in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. This annual impairment assessment is performed by the Company on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year, should an event occur which suggests that the recoverability of goodwill should be reconsidered. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Amortizing intangibles are evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. See Note 13, below, for additional details.

Stock-Based Compensation:    The Company has three stock-based compensation plans from which it makes grants, which are described more fully in Note 20. Effective January 2, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires compensation costs related to stock-based transactions, including employee stock options, to be recognized in the consolidated financial statements based on fair value. Compensation cost recognized in periods after adoption includes (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, as amended, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), less estimated forfeitures, and (ii) compensation cost for all stock-based payments granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), less estimated forfeitures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The FASB Staff Position (“FSP”) No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP No. 123R-3”) required an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R) or the alternative transition method described in FSP No. 123R-3. The Company adopted the alternative transition method provided in the FSP No. 123R-3 for calculating the tax effects of stock-based compensation under SFAS No. 123(R).

Marketable Securities and Investments:    Marketable securities and investments, whether debt or equity, are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The cost of securities sold is based on the specific identification method. If securities are classified as available for sale, the Company records these investments at their fair values with unrealized gains and losses included in accumulated other comprehensive (loss) income. Under the cost method of accounting, equity investments in private companies are carried at cost and are adjusted for other-than-temporary declines in fair value, additional investments or distributions.

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

Comprehensive (Loss) Income:    Comprehensive (loss) income is defined as net income or loss and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. Comprehensive (loss) income is reflected in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Derivative Instruments and Hedging:    The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, which requires that all derivatives be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive (loss) income and subsequently amortized into net earnings when the hedged exposure affects net earnings. Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items. Once established, cash flow hedges are generally recorded in other comprehensive (loss) income until maturity, unless an anticipated transaction is no longer likely to occur, and subsequently amortized into net earnings when the hedged exposure affects net earnings. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into net earnings on the consolidated financial statements. Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. The Company also has entered into foreign currency forward contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized into net earnings on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, financial performance, and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 161 also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and cross-referencing within footnotes. The Company will be required to adopt SFAS No. 161 in the first quarter of fiscal year 2009. SFAS No. 161 provides only disclosure requirements; the adoption of this standard will not have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other accounting principles. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. The Company will be required to adopt FSP No. 142-3 in the first quarter of fiscal year 2009. The Company is currently evaluating the requirements of FSP No. 142-3 and has not yet determined the impact of its adoption on its consolidated financial statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. Pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). FSP No. 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, including the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. The Company will be required to adopt FSP No. 132(R)-1 as of December 31, 2009. FSP No. 132(R)-1 provides only disclosure requirements; the adoption of this standard will not have a material impact on its consolidated financial statements.

Note 2:	Acquisitions

Acquisition of Opto Technology Inc.    In January 2009, the Company acquired the outstanding stock of Opto Technology Inc. (“Opto Technology”). Opto Technology is a supplier of light-emitting diode based lighting components and subsystems. The Company expects this acquisition to expand the Company’s portfolio of high brightness LED components by adding optical subsystems to provide energy efficient solid state lighting solutions to original equipment manufacturers. The Company paid the shareholders of Opto Technology approximately $21.0 million in cash for this transaction plus a potential of $8.0 million in additional contingent consideration. The excess of the purchase price over the fair value of the acquired net assets will be allocated to goodwill, none of which will be tax deductible. The Company expects the operations for this acquisition to be reported within the results of the Company’s Environmental Health segment from the acquisition date.

Acquisition of Arnel, Inc.    In December 2008, the Company acquired the outstanding stock of Arnel, Inc. (“Arnel”). Arnel provides custom engineered solutions for gas chromatography applications in the petrochemical, food and beverage, and industrial hygiene markets. The Company expects this acquisition to expand the Company’s chromatography portfolio and strengthen the Company’s application-focused products to better serve the biofuels and hydrocarbon processing industries. The Company paid the shareholders of Arnel approximately $2.0 million in cash for this transaction plus potential additional contingent consideration, which management expects to be immaterial to the Company. The Company determined that $0.5 million of the contingent consideration was probable and recorded the accrual at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company reports the operations for this acquisition within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

Acquisition of VaConics Lighting, Inc.    In May 2008, the Company acquired specified assets and assumed specified liabilities of VaConics Lighting, Inc. (“VaConics”), a leading provider of custom and standard ceramic Xenon arc lamps. The Company expects this acquisition to expand the Company’s Xenon lighting technology by increasing the Company’s offerings of lamp products that include medical endoscopes, surgical headlamps, forensic analyses, video projectors, searchlights, and infrared lighting. The Company paid $3.9 million in cash for this transaction. During the second quarter of fiscal year 2008, the Company paid VaConics approximately $0.1 million of additional consideration for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Optoelectronics segment from the acquisition date.

Acquisition of LabMetrix Technologies S.A.    In March 2008, the Company acquired all of the stock of LabMetrix Technologies S.A. (“LabMetrix”) and acquired specified assets and assumed specified liabilities of LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc., a provider of metrology-based multi-vendor analytical instrument qualification solutions. The Company expects this acquisition to add technology, tools, processes and compliance expertise to the Company’s suite of OneSource® laboratory services by strengthening its support of customers in a wide range of industries including the pharmaceutical, medical device, food, toy and other consumer goods industries. The Company paid the shareholders of LabMetrix approximately $4.3 million in cash for this transaction plus potential additional contingent consideration. The Company determined that $1.9 million of the contingent consideration was probable and recorded the accrual at the date of acquisition. During the third quarter of fiscal year 2008, the Company received approximately $0.1 million from the former shareholders of LabMetrix for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill. None of the goodwill related to the LabMetrix acquisition is tax deductible and all of the goodwill related to the LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc. acquisitions is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

Acquisition of Newborn Metabolic Screening Business from Pediatrix Medical Group, Inc.    In February 2008, the Company acquired the outstanding stock of Pediatrix Screening, Inc., which constituted the newborn metabolic screening business of Pediatrix Medical Group, Inc., and is now known as PerkinElmer Genetics, Inc. (“PKI Genetics”). PKI Genetics provides neonatal screening and consultative services to hospitals, medical groups and various states. The Company expects this acquisition to expand the Company’s capabilities to supply state laboratories and other agencies with comprehensive newborn screening solutions. The Company initially paid Pediatrix Medical Group, Inc. approximately $66.3 million in cash for this transaction. During the second quarter of fiscal year 2008, the Company received approximately $0.3 million from Pediatrix Medical Group, Inc. for net working capital adjustments. During the fourth quarter of fiscal year 2008, the Company paid approximately $2.3 million to Pediatrix Medical Group, Inc. as additional purchase price for the election to treat the acquisition as a deemed asset sale. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

Acquisition of ViaCell, Inc.    In November 2007, the Company completed a tender offer for all of the outstanding shares of common stock of ViaCell, Inc. (“ViaCell”), at a price of $7.25 per share. ViaCell specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. The addition of ViaCell’s ViaCord® product offering for the preservation of umbilical cord blood, and its sales and marketing organization, has facilitated the expansion of the Company’s neonatal and prenatal businesses. The Company paid approximately $295.8 million in cash in the aggregate for this transaction, which excludes $31.8 million in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired cash. In January 2009, the Company received approximately $1.8 million for the majority of the unclaimed shares of ViaCell. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

Following the ViaCell acquisition, the Company committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions and the partial closure of an excess facility. Through the second quarter of fiscal year 2008, the Company recorded a $1.9 million liability for severance and the partial closure of an excess facility with a corresponding adjustment to goodwill in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF No. 95-3”). The Company finalized the integration plan and all actions related to this plan as of June 29, 2008.

	Headcount	Severance	Partial Closure of Excess Facility	Total
	(Dollars in thousands)
Balance at December 30, 2007	5	$1,184	$—	$1,184
Provision	6	419	291	710
Amounts paid	(11)	(1,391)	(313)	(1,704)

Balance at December 28, 2008	—	$212	$(22)	$190

Following the ViaCell acquisition, the Company’s Board of Directors (the “Board”) approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focused on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focused on the development and sale of unrestricted somatic stem cell products which are derived from umbilical cord blood. The Company determined that both businesses did not strategically fit with the other products offered by the Life and Analytical Sciences segment. The Company also determined that without investing capital into the operations of both businesses, the Company could not effectively compete with larger companies that focus on the market for such products. After careful consideration, the Company decided in the second quarter of fiscal year 2008 to close the ViaCyteSM and Cellular Therapy Technology businesses, recording a pre-tax loss of $8.0 million for severance and facility closure costs. The Company has classified the results and closure of the ViaCyteSM and Cellular Therapy Technology businesses as discontinued operations in the accompanying financial statements. See Note 7, below, for additional details.

	2008	2007
	(In thousands)
Sales	$—	$—
Costs and expenses	4,270	945

Operating loss from discontinued operations	(4,270)	(945)
Other expenses, net	—	—

Loss from discontinued operations before income taxes	(4,270)	(945)
Benefit from income taxes	(104)	(29)

Loss from discontinued operations, net of income taxes	$(4,166)	$(916)

Acquisition of Various Intangible Assets and Investments.    In fiscal year 2007, the Company acquired various licenses, other intangible assets and investments for aggregate consideration of approximately $8.8 million in cash. Included in this amount are a customer list for reagents for approximately $4.8 million and a call option for approximately $1.2 million to purchase the assets and liabilities of a company, each purchased

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the fourth quarter of fiscal year 2007. In addition, the Company entered into various long-term license agreements during fiscal year 2007 for approximately $2.8 million. The operations for these acquired intangible assets and investments are reported within the results of the Company’s Life and Analytical Sciences segment from the acquisition date. Purchased intangible assets are amortized over their estimated useful lives based upon the economic value. See Note 13, below, for additional details.

Acquisition of remaining minority interest of PerkinElmer India Pvt. Ltd.    In June 2007, the Company acquired the remaining minority interest in PerkinElmer India Pvt. Ltd. (“PKI India”), a direct sales, service and marketing operation targeting India’s life science and analytical instrumentation markets, from Labindia Instruments Pvt. Ltd. The acquisition establishes PKI India as a wholly owned subsidiary of the Company. The Company paid approximately $1.3 million in cash for this transaction plus potential additional consideration of approximately $0.7 million, of which the Company paid $0.2 million during the fiscal year 2007. The Company paid the remaining $0.5 million in the first quarter of fiscal year 2008. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

Acquisition of Improvision Ltd.    In March 2007, the Company acquired the stock of Improvision Ltd. (“Improvision”), a leading provider of cellular imaging software and integrated hardware solutions used in life sciences research. The Company expects that the addition of Improvision’s imaging and analysis software to the Company’s high content screening systems will provide customers with powerful imaging solutions for analyzing cellular events, from real-time imaging of live cells to rapid high content screening of multiple samples. The Company paid approximately $23.6 million in cash for this transaction plus potential additional contingent consideration, which management expects to be immaterial to the Company. During fiscal year 2007, the Company paid $0.6 million for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

Acquisition of Euroscreen Products S.A.    In January 2007, the Company acquired the stock of Euroscreen Products S.A. (“Euroscreen”), a developer of the AequoScreen™ cellular assay platform. The AequoScreen™ platform from Euroscreen is based on an innovative luminescence technology that generates higher quality data, while reducing the number of false positives in G protein-coupled receptor (“GPCR”) screening applications. The Company paid approximately $18.1 million in cash for this transaction. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

Acquisition of Evotec Technologies GmbH.    In January 2007, the Company acquired the stock of Evotec Technologies GmbH (“Evotec”). The acquisition is intended to allow the Company to provide its customers in the pharmaceutical, biotechnology and academic arenas with Evotec’s high content screening instruments and software. These analysis tools determine the composition of cells and cell structure, a critical step in moving potential drug targets quickly through the discovery process. The Company paid approximately $33.0 million in cash for this transaction, which was paid in fiscal year 2006. During fiscal year 2007, the Company received $1.2 million for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Life and Analytical Sciences segment from the acquisition date.

The acquisitions were accounted for using the purchase method of accounting. Allocation of the purchase price for the acquisitions was based on estimates of the fair value of the net assets acquired, and is subject to adjustment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon finalization of the purchase price allocation. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The Company records the excess purchase price over those assigned values as goodwill. In accordance with SFAS No. 142, goodwill is reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized over their respective estimated useful lives. See Note 13, below, for additional details.

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

In connection with the purchase price and related allocations for acquisitions, the Company estimates the fair value of deferred revenue assumed with its acquisitions. The estimated fair value of deferred revenue is determined by the legal performance obligation at the date of acquisition, and is generally based on the nature of the activities to be performed and the related costs to be incurred after consummation. The fair value of an assumed liability related to deferred revenue is estimated based on the current market cost of fulfilling the obligation, plus a normal profit margin thereon. The estimated costs to fulfill the deferred revenue are based on the historical direct costs related to providing the services. The Company does not include any costs associated with selling effort, research and development, or the related fulfillment margins on these costs. In most acquisitions, profit associated with selling effort is excluded because the acquired entities would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating income approximates, in theory, the amount that the Company would be required to pay a third-party to assume the obligation.

As of December 28, 2008, all purchase price and related allocations are final with the exception of the Arnel acquisition which was preliminary as of December 28, 2008. The Arnel purchase price and related allocations may be revised as a result of adjustments made to the purchase price, as well as additional information regarding assets and liabilities assumed, including contingent liabilities, deferred taxes, and revisions of preliminary estimates of fair values made at the date of purchase. The Company is not aware of any information that indicates the final purchase price allocation will differ materially from the preliminary estimates, and the Company expects to complete any outstanding asset valuations no later than one year from the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the purchase prices and allocations for the acquisitions completed in fiscal year 2008 are as follows:

	PKI Genetics	LabMetrix	VaConics	Arnel (Preliminary)
	(In thousands)
Consideration and acquisition costs:
Cash payments	$68,564	$4,277	$3,882	$2,000
Cash acquired	(70)	(245)	—	(63)
Deferred consideration	—	1,850	—	500
Working capital adjustments	(285)	(61)	66	—
Transaction costs	741	471	184	201

Total consideration and acquisition costs	$68,950	$6,292	$4,132	$2,638

Allocation of purchase price:
Current assets	$2,735	$1,951	$623	$676
Property, plant and equipment	553	437	255	14
Other assets	43	—	—	—
Identifiable intangible assets	22,300	1,800	810	1,850
Goodwill	44,103	6,121	3,001	1,775
Deferred taxes	—	(600)	—	(686)
Liabilities assumed	(784)	(3,417)	(557)	(991)

Total	$68,950	$6,292	$4,132	$2,638

The components of the purchase prices and allocations for the acquisitions completed in fiscal year 2007 are as follows:

	Evotec	Euroscreen	Improvision	PKI India	ViaCell
	(In thousands)
Consideration and acquisition costs:
Cash payments	$32,952	$18,141	$23,573	$1,259	$294,007
Cash acquired	(2,790)	(1,277)	(901)	—	(31,850)
Deferred consideration	—	—	—	680	—
Working capital adjustments	(1,242)	—	613	—	—
Transaction costs	671	216	375	50	5,068

Total consideration and acquisition costs	$29,591	$17,080	$23,660	$1,989	$267,225

Allocation of purchase price:
Current assets*	$10,864	$3,266	$4,206	$—	$18,666
Property, plant and equipment	2,622	61	439	—	7,813
IPR&D	200	1,302	—	—	—
Identifiable intangible assets	10,100	10,600	8,845	—	78,800
Goodwill	15,706	7,173	15,738	1,778	175,391
Minority interest	—	—	—	211	—
Deferred taxes	(771)	(4,029)	(2,726)	—	15,780
Liabilities assumed	(9,130)	(1,293)	(2,842)	—	(29,225)

Total	$29,591	$17,080	$23,660	$1,989	$267,225

*	Current assets include $0.7 million, $0.9 million and $0.2 million of purchase price accounting basis adjustments to inventory, net, to reflect the fair value-based valuation from the Evotec, Euroscreen and Improvision acquisitions, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:	Restructuring and Lease Charges (Reversals), net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of its business units. Restructuring actions were recorded in accordance with SFAS No. 146.

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

The following table summarizes the Q3 2008 Plan activity:

	Headcount	Severance	Closure of Excess Facilities	Total
	(Dollars in thousands)
Balance at December 30, 2007	—	$—	$—	$—
Provision	107	6,506	1,334	7,840
Amounts paid and foreign currency translation	(107)	(3,847)	(182)	(4,029)

Balance at December 28, 2008	—	$2,659	$1,152	$3,811

All employees have been severed and the Company anticipates that the remaining payments of $2.7 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. The Company also anticipates that the remaining payments of $1.2 million for the closure of the excess facilities will be paid through fiscal year 2011, in accordance with the terms of the applicable leases.

Q4 2007 Plan

During the fourth quarter of fiscal year 2007, the Company’s management approved a plan to shift resources into geographic regions and product lines that are more consistent with the Company’s growth strategy (the “Q4 2007 Plan”). As a result of the Q4 2007 Plan, the Company recognized a $4.8 million pre-tax restructuring charge in the Life and Analytical Sciences segment related to a workforce reduction from reorganization activities. The Company also recognized a $0.5 million pre-tax restructuring charge in the Optoelectronics segment related to a workforce reduction. All actions related to the Q4 2007 Plan were completed by December 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Q4 2007 Plan activity:

	Headcount	Severance
	(Dollars in thousands)
Balance at December 31, 2006	—	$—
Provision	90	5,296
Amounts paid and foreign currency translation	(34)	(1,028)

Balance at December 30, 2007	56	4,268
Amounts paid and foreign currency translation	(56)	(3,366)
Changes in estimates	—	(279)

Balance at December 28, 2008	—	$623

During fiscal year 2008, the Company recorded a reversal of $0.3 million primarily due to lower than expected employee separation costs associated with the Company’s Life and Analytical Sciences segment. All employees have been severed and the Company anticipates that the remaining payments of $0.6 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2009.

ViaCell Plan

Following the ViaCell acquisition, the Company committed to a preliminary plan of integration of certain ViaCell activities that included workforce reductions and the partial closure of an excess facility (the “ViaCell Plan”). The Company finalized the integration plan and all actions related to this plan as of June 29, 2008, through which the Company recorded a $1.9 million liability for severance and the partial closure of an excess facility with a corresponding adjustment to goodwill in accordance with EITF No. 95-3.

The following table summarizes the ViaCell Plan activity:

	Headcount	Severance	Partial Closure of Excess Facility	Total
	(Dollars in thousands)
Balance at December 31, 2006	—	$—	$—	$—
Provision	5	1,184	—	1,184
Amounts paid	—	—	—	—

Balance at December 30, 2007	5	1,184	—	1,184
Provision	6	419	291	710
Amounts paid	(11)	(1,391)	(313)	(1,704)

Balance at December 28, 2008	—	$212	$(22)	$190

All employees have been severed and the Company anticipates that the remaining payments of approximately $0.2 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2009.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from the fiscal years 2001 through the first quarter of fiscal year 2007 were workforce reductions related to the integration of the Company’s Life Sciences and Analytical Instruments businesses, which is now the Company’s Life and Analytical Sciences segment, in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Life and Analytical Sciences and Optoelectronics segments by shifting resources into geographic regions and product

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lines that are more consistent with the Company’s growth strategy. During fiscal year 2008, the Company paid $0.8 million related to these plans and recorded a reversal of $1.0 million related to lower than expected costs associated with severance for several of these plans. As of December 28, 2008, the Company had approximately $1.3 million of remaining liabilities associated with restructuring and integration plans, primarily relating to remaining lease obligations related to those closed facilities in the Life and Analytical Sciences segment. The remaining terms of these leases vary in length and will be paid through fiscal year 2011.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, the Company was required to guarantee the obligations that the buyer of the business assumed related to the lease for the building in which the business operates. The lease obligations continue through March 2011. While the Company assigned its interest in the lease to the buyer at the time of the sale of the business, in the event the buyer defaults under the lease, the Company is responsible for all remaining lease payments and certain other building related expenses. As an additional measure to facilitate the sale of the business, the Company obtained a letter of credit as partial security for a loan to the buyer, which could have been drawn upon by the buyer’s lender in the event the buyer was delinquent in repayment of the loan. During the second quarter of fiscal year 2007, the lessor of the building began the process to evict the buyer as a result of unpaid lease payments and building expenses and sought reimbursement from the Company. As a result of this action, the Company recorded a charge of $4.5 million related to payments for this lease obligation and the potential drawdown of the letter of credit. During the third quarter of fiscal year 2007, the buyer completed a recapitalization of the business with another lender. The proceeds of the recapitalization were used to pay off the remaining balance on the original securitized loan, as well as to make certain payments to the landlord for back rent and other obligations arising under the lease. The Company was also released from its obligation under the letter of credit on the original securitized loan. As a result of these actions, the Company recorded a reversal of $1.4 million related to payments for this lease obligation and the release of the letter of credit in the third quarter of fiscal year 2007. The buyer made its required payments for lease obligations and building expenses through June 2008 and as a result, the Company recorded an additional reversal of $0.4 million.

The buyer filed for bankruptcy protection on October 27, 2008 and was delinquent in making both its lease payments and payments for certain building expenses in the third and fourth quarters of fiscal year 2008, requiring the Company to make payments of $0.4 million during fiscal year 2008 and $0.4 million to date in fiscal year 2009. As of December 28, 2008, the Company is still responsible for the remaining accrual of $2.4 million, which relates to the remaining lease and building obligations through March 2011, reduced by estimated sublease rentals reasonably expected to be obtained for the property.

Note 4:	Impairment of Assets

The Company recorded a charge of $3.2 million for the impairment of assets during fiscal year 2006 within the Life and Analytical Sciences segment. This impairment included a $2.8 million loss related to a manufacturing facility, and a $0.4 million loss on impairment of a license agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	2008	2007	2006
	(In thousands)
Interest income	$(4,023)	$(4,688)	$(9,390)
Interest expense	25,222	15,325	9,157
Discontinuance and settlement of cash flow hedge	17,478	—	—
Gains on disposition of investments, net	(1,158)	(697)	(2,296)
Other expense, net	8,090	6,937	5,195

Total interest and other expense, net	$45,609	$16,877	$2,666

Note 6:	Income Taxes

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

The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows:

	2008	2007
	(In thousands)
Unrecognized tax benefits, beginning of period	$48,647	$48,500
Gross increases—tax positions in prior period	8,652	5,261
Gross decreases—tax positions in prior period	(18,956)	(11,207)
Gross increases—current-period tax positions	4,108	6,005
Gross increases—related to acquisitions	1,642	1,800
Settlements	(2,673)	(2,979)
Lapse of statute of limitations	(207)	(44)
Foreign currency translation adjustments	(230)	1,311

Unrecognized tax benefits, end of period	$40,983	$48,647

In accordance with FIN No. 48, the Company will continue to classify interest and penalties as a component of income tax expense. At December 28, 2008, the Company had accrued approximately $4.5 million and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.4 million in interest and penalties, respectively. During fiscal year 2008, the Company recognized approximately $0.1 million in interest and a reversal of $0.5 million in penalties in its total tax provision. During fiscal year 2007, the Company recognized approximately $2.1 million and $3.4 million in interest and penalties, respectively, in its total tax provision. At December 28, 2008, the Company had gross tax effected unrecognized tax benefits of $41.0 million, of which $33.8 million, if recognized, would affect the continuing operations effective tax rate. Of the remaining amount, if recognized, $1.9 million would affect discontinued operations and $5.3 million would relate to acquisitions. However, upon the Company’s adoption of SFAS No. 141(R) in the first quarter of fiscal year 2009, changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense, including those associated with acquisitions that closed prior to the effective date of SFAS No. 141(R).

At December 28, 2008, the Company had $10.4 million of FIN No. 48 accrued tax liabilities, including accrued interest, net of tax benefits, and penalties, which should be resolved within the next year as a result of the completion of various audits. A portion of the FIN No. 48 accrued tax liabilities could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as to income tax of numerous state and foreign jurisdictions.

During fiscal year 2005, the U.S. Internal Revenue Service concluded its audit of the Company’s federal income taxes for the years 1999 through 2002. There was a single open issue related to this audit which the Company favorably resolved during the fourth quarter of fiscal year 2007. During the third quarter of fiscal year 2008, the Company effectively settled several income tax audits worldwide, including in Canada, the Netherlands, the United Kingdom and the United States covering various years ranging from 1998 through 2005. The closing of these audits resulted in the recognition of $15.6 million of income tax benefits in continuing operations and $8.5 million of income tax benefits in discontinued operations. In addition, tax years ranging from 1998 through 2008 remain open to examination by various state and foreign tax jurisdictions (such as China, Indonesia, the Philippines and the United Kingdom) in which the Company has significant business operations. The tax years under examination vary by jurisdiction.

The components of income (loss) from continuing operations before income taxes were as follows:

	2008	2007	2006
	(In thousands)
U.S.	$(45,585)	$(14,666)	$6,470
Non-U.S.	192,946	161,642	137,591

	$147,361	$146,976	$144,061

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for (benefit from) income taxes for continuing operations were as follows:

	Current	Deferred Expense (Benefit)	Total
	(In thousands)
2008
Federal	$(5,955)	$(14,255)	$(20,210)
State	2,979	(625)	2,354
Non-U.S.	36,266	2,806	39,072

	$33,290	$(12,074)	$21,216

2007
Federal	$1,860	$(8,634)	$(6,774)
State	2,335	(922)	1,413
Non-U.S.	33,883	(12,265)	21,618

	$38,078	$(21,821)	$16,257

2006
Federal	$1,828	$(10,941)	$(9,113)
State	2,454	(1,366)	1,088
Non-U.S.	35,894	2,300	38,194

	$40,176	$(10,007)	$30,169

The total provision for income taxes included in the consolidated financial statements was as follows:

	2008	2007	2006
	(In thousands)
Continuing operations	$21,216	$16,257	$30,169
Discontinued operations	(10,647)	1,450	2,908

	$10,569	$17,707	$33,077

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision (benefit) is as follows:

	2008	2007	2006
	(In thousands)
Tax at statutory rate	$51,578	$51,442	$50,421
Non-U.S. rate differential, net	(12,513)	(17,230)	(12,956)
U.S. taxation of multinational operations	5,339	3,809	2,816
State income taxes, net	1,336	1,209	467
Extra-territorial income and qualified production activities income	(840)	(665)	(2,315)
Prior year tax matters	(12,521)	(9,093)	(2,565)
Federal tax credits	(3,122)	(1,000)	(1,573)
Change in valuation allowance	(11,800)	(15,075)	(4,177)
Other, net	3,759	2,860	51

	$21,216	$16,257	$30,169

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities as of December 28, 2008 and December 30, 2007 were as follows:

	2008	2007
	(In thousands)
Deferred tax assets:
Inventory	$11,459	$9,365
Reserves and accruals	22,070	22,740
Accrued compensation	15,875	19,614
Net operating loss and credit carryforwards	91,124	104,271
Accrued pension	31,566	853
Restructuring reserve	4,294	1,383
All other, net	7,345	6,153

Total deferred tax assets	183,733	164,379
Deferred tax liabilities:
Postretirement health benefits	(1,497)	(39)
Depreciation and amortization	(106,738)	(122,170)
All other, net	(3,724)	(6,607)

Total deferred tax liabilities	(111,959)	(128,816)
Valuation allowance	(49,019)	(60,819)

Net deferred tax assets (liabilities)	$22,755	$(25,256)

At December 28, 2008, the Company had state net operating loss carryforwards of $279.3 million, foreign net operating loss carryforwards of $152.2 million, state tax credit carryforwards of $3.8 million general business tax credit carryforwards of $1.9 million, and foreign tax credit carryforwards of $21.9 million—subject to expiration in years ranging from 2009 to 2028, and without expiration for certain foreign net operating loss carryforwards and certain state credit carryforwards. At December 28, 2008, the Company also had U.S. federal net operating loss carryforwards of approximately $88.9 million and federal credit carryforwards of approximately $3.4 million as a result of acquisitions made during fiscal years 2007 and 2008. The utilization of these losses and credits is subject to annual limitations based on Section 382 of the Internal Revenue Code of 1986, as amended. These losses and credits will expire in fiscal years 2009 through 2026. Valuation allowances generally take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. Based on the judgment of the Company, and consistent with prior years, full valuation allowances have been established against these tax attributes with the exception of the acquired federal net operating loss carryforwards, certain foreign net operating loss carryforwards and the federal research and experimental tax credit carryforwards that have been determined to be more likely than not to be realized. The tax benefit of the reversal of the valuation allowance associated with the Company’s research and experimental credits was reported as part of the gain on disposal of discontinued operations in fiscal year 2005. Included in the foreign tax credit carryforwards and corresponding valuation allowance are $15.2 million of credits which, if utilized, will result in a credit to equity and discontinued operations rather than a reduction of the income tax provision.

Current deferred tax assets of $44.7 million and $45.9 million were included in other current assets at December 28, 2008 and December 30, 2007, respectively. Long-term deferred tax assets of $6.0 million and $7.2 million were included in other assets at December 28, 2008 and December 30, 2007, respectively. Long-term deferred tax liabilities of $17.7 million and $67.6 million were included in other long-term liabilities at December 28, 2008 and December 30, 2007, respectively. Additionally, $10.2 million and $10.8 million of net deferred tax liabilities were recorded through other comprehensive (loss) income as of December 28, 2008 and December 30, 2007, respectively, primarily as a result of the adoption of SFAS No. 158 in fiscal year 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company generally considers all earnings generated outside of the United States to be permanently reinvested offshore. Pursuant to APB Opinion No. 23 and related interpretations with respect to corporate earnings permanently reinvested offshore, the Company therefore does not accrue U.S. tax for the repatriation of its foreign earnings it considers to be permanently reinvested outside the United States. However, the Company regularly reviews its global cash needs and may repatriate foreign earnings when necessary, and when these earnings can be distributed in cash and in a tax efficient manner. As of December 28, 2008, the amount of foreign earnings for which no U.S. tax cost has been provided was approximately $493.0 million. The U.S. tax cost has not been determined due to the fact that it is not practicable to do so at this time.

Note 7:	Discontinued Operations

As part of its continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144 and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 28, 2008 and December 30, 2007.

The Company recorded the following gains and losses, which have been reported as the (loss) gain on disposition of discontinued operations during the three years ended:

	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Loss on disposition of certain instrument businesses	$(4,831)	$—	$—
Loss on disposition of ViaCyteSM and Cellular Therapy Technology businesses	(8,010)	—	—
Net (loss) gain on disposition of other discontinued operations	(431)	(951)	3,322

Net (loss) gain on disposition of discontinued operations before income taxes	(13,272)	(951)	3,322
(Benefit from) provision for income taxes	(11,275)	281	889

(Loss) gain on disposition of discontinued operations, net of income taxes	$(1,997)	$(1,232)	$2,433

As part of the new strategic business alignment into the Human Health and Environmental Health segments and the Company’s continued efforts to focus on higher growth opportunities, in December 2008 the Company’s management approved separate plans to divest its Photonics and Photoflash businesses within the Optoelectronics segment. The Company’s Photonics and Photoflash products and technologies include xenon flashtubes and intense pulsed light. These products are used in a variety of applications including mobile phones and laser machine tools. The Company is actively marketing and is currently committed to a plan to sell both of these businesses.

In addition, during December 2008, the Company’s management approved the shut down of certain instrument businesses within the Life and Analytical Sciences segment: Cellular Screening Fluorescence and Luminescence workstations, Analytical Proteomics Instruments and Proteomics and Genomics Instruments. The Cellular Fluorescence and Luminescence workstations business included products focused on cellular imaging for kinetic and glow luminescence assays. The Analytical Proteomics Instruments business and the Proteomics and Genomics Instruments businesses included products for bioimaging, mass spectrometers for protein

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identification, high resolution multi-color fluorescence gel imagers, spot detection and spot excision instruments, as well as laser scanners for slide based microarray image analysis. The Company continues to serve the Cellular Screening, Proteomics and Genomics consumable and reagents markets. The shut down of the Cellular Screening Fluorescence and Luminescence workstations business, Analytical Proteomics Instruments business, and Proteomics and Genomics Instruments business in December 2008 resulted in a $4.8 million loss related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value.

Following the ViaCell acquisition, the Board approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The ViaCyteSM business focused on the development of a proprietary media intended for the cryopreservation of human unfertilized oocytes. The Cellular Therapy Technology business focused on the development and sale of unrestricted somatic stem cell products which are derived from umbilical cord blood. The Company determined that both businesses do not strategically fit with the other products offered by the Life and Analytical Sciences segment. The Company also determined that without investing capital into the operations of both businesses, the Company could not effectively compete with larger companies that focus on the market for such products. After careful consideration, the Company decided in the second quarter of fiscal year 2008 to shut down the ViaCyteSM and Cellular Therapy Technology businesses, recording a pre-tax loss of $8.0 million for severance and facility closure costs.

During the third quarter of fiscal year 2008, the Company settled various income tax audits worldwide for years ranging from 1998 through 2005 as discussed in Note 6. The closing of these audits resulted in the recognition of $8.5 million of income tax benefits in discontinued operations.

During fiscal years 2008, 2007 and 2006, the Company settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax loss of $0.4 million in fiscal year 2008, a pre-tax loss of $1.0 million in fiscal year 2007 and a pre-tax gain of $3.3 million in fiscal year 2006. During fiscal years 2007 and 2006, the Company substantially completed the remediation of an environmental matter within the Lithography business, resulting in recognition of pre-tax losses of $0.7 million in fiscal year 2007 and $1.7 million in fiscal year 2006. In February 2006, the Company sold substantially all of the assets of its Semiconductor business for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. A pre-tax gain of $3.8 million, exclusive of additional contingent consideration, was recognized in fiscal year 2006.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	2008	2007	2006
	(In thousands)
Sales	$85,409	$84,957	$77,378
Costs and expenses	82,515	81,589	71,704

Operating income from discontinued operations	2,894	3,368	5,674
Other expenses, net	—	—	397

Income from discontinued operations before income taxes	2,894	3,368	5,277
Provision for income taxes	633	1,169	2,019

Income from discontinued operations, net of income taxes	$2,261	$2,199	$3,258

Note 8:	Earnings per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding during the period less restricted unvested shares. Diluted earnings per share was computed by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividing net income by the weighted-average number of common shares outstanding plus all potentially dilutive common stock equivalents, primarily shares issuable upon the exercise of stock options using the treasury stock method. The following table reconciles the number of shares utilized in the earnings per share calculations:

	2008	2007	2006
	(In thousands)
Number of common shares — basic	117,659	118,916	125,203
Effect of dilutive securities:
Stock options and restricted stock	1,028	1,689	1,309

Number of common shares — diluted	118,687	120,605	126,512

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	6,889	6,571	8,297

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 9:	Accounts Receivable, net

Accounts receivable were net of reserves for doubtful accounts of $23.5 million and $16.2 million as of December 28, 2008 and December 30, 2007, respectively.

During fiscal year 2001, the Company established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third party financial institution. Under this arrangement, the Company sold, on a revolving basis, certain of the Company’s accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third party financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. The Company’s consolidated subsidiary retains the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts has been provided for on the Company’s balance sheets. The aggregate amount of receivables sold and outstanding with the third party financial institution may not exceed $65.0 million. Under the terms of this arrangement, the Company’s consolidated subsidiary retains collection and administrative responsibilities for the balances. The amount of receivables sold to the consolidated subsidiary was $72.8 million as of December 28, 2008 and $79.0 million as of December 30, 2007. At December 28, 2008 and December 30, 2007, an undivided interest of $40.0 million and $45.0 million, respectively, in the receivables had been sold to the third party financial institution under this arrangement. The remaining interest in receivables of $32.8 million and $34.0 million that were sold to and held by the consolidated subsidiary were included in accounts receivable in the consolidated financial statements at December 28, 2008 and December 30, 2007, respectively.

The agreement requires the third party financial institution to be paid interest during the period from the date the receivable is sold to its maturity date. At December 28, 2008, the effective interest rate was LIBOR plus approximately 220 basis points. The servicing fees received constitute adequate compensation for services performed. No servicing asset or liability is therefore recorded. The agreement also includes conditions that require the Company to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At December 28, 2008, the Company had a senior unsecured credit rating of BBB, with a stable outlook from Standard & Poor’s Rating Services, and of Baa3, with a stable outlook from Moody’s Investors Service. In January 2009, the Company’s consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility to February 27, 2009 in order to conclude the audit of the receivables purchase agreement. The Company anticipates an additional extension of the facility.

Note 10:	Inventories, net

Inventories as of December 28, 2008 and December 30, 2007 consisted of the following:

	2008	2007
	(In thousands)
Raw materials	$78,097	$72,804
Work in progress	16,191	14,232
Finished goods	103,679	105,672

Total inventories, net	$197,967	$192,708

Note 11:	Property, Plant and Equipment, net

Property, plant and equipment, at cost, as of December 28, 2008 and December 30, 2007, consisted of the following:

	2008	2007
	(In thousands)
Land	$18,419	$18,558
Building and leasehold improvements	182,014	156,287
Machinery and equipment	369,824	384,452

Total property, plant and equipment	570,257	559,297
Accumulated depreciation	(365,843)	(362,762)

Total property, plant and equipment, net	$204,414	$196,535

Depreciation expense on property, plant and equipment for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 was $32.7 million, $32.4 million and $33.9 million, respectively.

Note 12:	Marketable Securities and Investments

Investments as of December 28, 2008 and December 30, 2007 consisted of the following:

	2008	2007
	(In thousands)
Marketable securities	$1,177	$3,451
Joint venture and other investments	2,282	2,468

	$3,459	$5,919

Marketable securities include equity and fixed-income securities held to meet obligations associated with the supplemental executive retirement plan and other deferred compensation plans. The Company has, accordingly, classified these securities as long-term.

The net unrealized holding loss and gain on marketable securities, net of deferred income taxes, reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity, was a $0.3 million loss at December 28, 2008 and $0.2 million loss at December 30, 2007. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable securities classified as available for sale as of December 28, 2008 and December 30, 2007 consisted of the following:

	Market Value	Gross Unrealized Holding
		Cost	Gains	(Losses)
	(In thousands)
2008
Equity securities	$784	$1,301	$—	$(517)
Fixed-income securities	234	234	—	—
Other	159	246	—	(87)

	$1,177	$1,781	$—	$(604)

2007
Equity securities	$2,114	$2,105	$41	$(32)
Fixed-income securities	1,168	1,168	—	—
Other	169	254	—	(85)

	$3,451	$3,527	$41	$(117)

Note 13:	Goodwill and Intangible Assets

Goodwill is subject to annual impairment testing using the guidance and criteria described in SFAS No. 142. The impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The annual impairment assessment is performed by the Company on the later of January 1 or the first day of each fiscal year. This same impairment test is performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. Through fiscal year 2008, the Company assessed the annual impairment testing using the Life and Analytical Sciences and Optoelectronics reporting units. The Company completed the annual impairment test for these reporting units using a measurement date of December 28, 2008 and January 1, 2008, and concluded based on the first step of the process that there was no goodwill impairment.

The changes in the carrying amount of goodwill for fiscal years 2008 and 2007 are as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Balance, December 31, 2006	$1,070,143	$47,581	$1,117,724
Foreign currency translation	28,744	1,583	30,327
Acquisition and earn-out adjustments	208,196	(591)	207,605

Balance, December 30, 2007	$1,307,083	$48,573	$1,355,656
Foreign currency translation	(20,871)	(724)	(21,595)
Acquisition and earn-out adjustments	59,230	3,001	62,231

Balance, December 28, 2008	$1,345,442	$50,850	$1,396,292

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at December 28, 2008 by category and by business segment were as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Patents	$112,893	$11,800	$124,693
Less: Accumulated amortization	(61,383)	(11,800)	(73,183)

Net patents	51,510	—	51,510

Licenses	62,113	1,850	63,963
Less: Accumulated amortization	(35,065)	(173)	(35,238)

Net licenses	27,048	1,677	28,725

Core technology	361,741	11,120	372,861
Less: Accumulated amortization	(153,203)	(6,585)	(159,788)

Net core technology	208,538	4,535	213,073

Net amortizable intangible assets	287,096	6,212	293,308

Non-amortizable intangible assets:
Trade names and trademarks	159,034	131	159,165

Totals	$446,130	$6,343	$452,473

Identifiable intangible asset balances at December 30, 2007 by category and business segment were as follows:

	Life and Analytical Sciences	Optoelectronics	Consolidated
	(In thousands)
Patents	$101,944	$11,800	$113,744
Less: Accumulated amortization	(50,749)	(10,672)	(61,421)

Net patents	51,195	1,128	52,323

Licenses	61,115	534	61,649
Less: Accumulated amortization	(30,175)	(534)	(30,709)

Net licenses	30,940	—	30,940

Core technology	350,647	10,350	360,997
Less: Accumulated amortization	(119,316)	(4,900)	(124,216)

Net core technology	231,331	5,450	236,781

Net amortizable intangible assets	313,466	6,578	320,044

Non-amortizable intangible assets:
Trade names and trademarks	159,034	131	159,165

Totals	$472,500	$6,709	$479,209

Total amortization expense for finite-lived intangible assets was $55.6 million in fiscal year 2008, $44.1 million in fiscal year 2007 and $33.8 million in fiscal year 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14:	Debt

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, the Company entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety the Company’s previous senior revolving credit agreement dated as of October 31, 2005. During the first quarter of fiscal year 2008, the Company exercised its option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $14.0 million were issued under the previous facility, which are treated as issued under the amended facility. The Company uses the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of December 28, 2008 was 40 basis points. The weighted average Eurocurrency interest rate as of December 28, 2008 was 0.63%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.03%. The Company had drawn down approximately $359.0 million of borrowings in U.S. Dollars under the facility as of December 28, 2008, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, and which are consistent with those financial covenants contained in the Company’s previous senior revolving credit agreement. The financial covenants in the Company’s amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if the Company’s credit rating is down-graded below investment grade. At all times during fiscal year 2008, the Company was in compliance with all applicable covenants, and anticipate being in compliance for the duration of the term of the credit facility.

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

6% Senior Unsecured Notes. On May 30, 2008, the Company issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on May 30th and November 30th. The Company may redeem some or all of its 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in the Company’s 6% senior notes include debt-to-capital ratios which, if the Company’s credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. At all times during fiscal year 2008, the Company was in compliance with all applicable covenants, and anticipate being in compliance for the duration of the term of the notes.

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate contracts with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%. These contracts were intended to hedge movements in interest rates prior to the Company’s expected debt issuance. In May 2008, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company settled forward interest rate contracts with notional amounts totaling $150.0 million, upon the issuance of the Company’s 6% senior unsecured notes. During the fourth quarter of fiscal year 2008, the Company concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, the Company discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized derivative losses of $17.5 million, in interest and other expense.

Before amortization expense, the Company had accumulated derivative losses of $8.4 million, net of taxes of $5.4 million, in other comprehensive (loss) income as of December 28, 2008 and $5.3 million, net of taxes of $3.5 million, as of December 30, 2007, related to these cash flow hedges. The derivative losses are amortized into interest expense when the hedged exposure affects interest expense. During fiscal year 2008, $1.2 million of these derivative losses were amortized into interest expense.

Once established, cash flow hedges are generally recorded in other comprehensive (loss) income until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into interest expense on the consolidated financial statements. The Company did not recognize any ineffectiveness during fiscal year 2008 or fiscal year 2007.

The following table summarizes the maturities of the Company’s indebtedness at December 28, 2008:

	Amended Sr. Unsecured Revolving Credit Facility Maturing 2012(1)	6.0% Sr. Notes Maturing 2015(2)	Other Debt Facilities(2)	Total
	(In thousands)
2009	$—	$—	$40	$40
2010	—	—	40	40
2011	—	—	—	—
2012	359,000	—	—	359,000
2013	—	—	—	—
Thereafter	—	150,000	—	150,000

Total	$359,000	$150,000	$80	$509,080

(1)	The credit facility borrowings carry variable interest rates; the amounts included in this table do not contemplate interest obligations.
(2)	For the purposes of this table, the obligation has been calculated without interest obligations.

Note 15:	Accrued Expenses

Accrued expenses as of December 28, 2008 and December 30, 2007 consisted of the following:

	2008	2007
	(In thousands)
Payroll and incentives	$45,790	$39,351
Employee benefits	48,141	54,159
Deferred revenue	85,224	83,180
Federal, non-U.S. and state income taxes	28,085	40,638
Other accrued operating expenses	116,575	127,034

Total accrued operating expenses	$323,815	$344,362

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:	Employee Benefit Plans

The Company adopted the balance sheet recognition requirements of SFAS No. 158 on December 31, 2006, which required the Company to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive (loss) income to report the funded status of defined benefit pension and other postretirement benefit plans.

Savings Plan:    The Company has a 401k Savings Plan for the benefit of all qualified U.S. employees. Under this plan, the Company’s Life and Analytical Sciences and Corporate Headquarters employees receive matching contributions in the amount equal to 100% of the first 5% of compensation up to applicable Internal Revenue Service limits. For Optoelectronics employees, matching contributions are made in the amount equal to 55% of the first 6% of compensation up to applicable Internal Revenue Service limits. The 401k Savings Plan was amended as of January 1, 2009 so that Optoelectronics employees, other than those eligible for the defined benefit plan, will receive matching contributions of 100% of the first 5% of compensation up to applicable Internal Revenue Service limits. Optoelectronics employees eligible for the defined benefit plan will continue to receive matching contributions of 55% of the first 6% of compensation. Savings plan expense was $9.7 million in fiscal year 2008, $7.8 million in fiscal year 2007 and $7.6 million in fiscal year 2006.

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

Net periodic pension cost for U.S. and non-U.S. plans included the following components:

	2008	2007	2006
	(In thousands)
Service cost	$4,969	$5,164	$5,156
Interest cost	26,752	25,300	22,188
Expected return on plan assets	(26,381)	(24,618)	(22,260)
Settlement loss	—	78	67
Net amortization and deferral	3,060	6,029	6,091

Net periodic pension cost	$8,400	$11,953	$11,242

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of December 28, 2008 and December 30, 2007.

	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$201,431	$231,003	$240,757	$221,992

Change in benefit obligations:
Projected benefit obligations at beginning of year	$255,598	$226,296	$255,124	$221,328
Service cost	3,044	1,925	3,456	1,708
Interest cost	13,467	13,285	12,297	13,002
Benefits paid and plan expenses	(10,580)	(13,969)	(12,274)	(13,576)
Participants’ contributions	576	—	555	—
Plan Amendments	(3,236)	—	—	—
Actuarial (gain) loss	(18,067)	8,544	(15,911)	3,834
Effect of exchange rate changes	(28,034)	—	12,351	—

Projected benefit obligations at end of year	$212,768	$236,081	$255,598	$226,296

Change in plan assets:
Fair value of plan assets at beginning of year	$103,916	$235,641	$95,312	$234,765
Actual (loss) return on plan assets	(18,145)	(59,789)	6,409	14,452
Benefits paid and plan expenses	(10,580)	(13,969)	(12,274)	(13,576)
Employer’s contributions	11,856	—	12,250	—
Participants’ contributions	576	—	555	—
Effect of exchange rate changes	(20,943)	—	1,664	—

Fair value of plan assets at end of year	66,680	161,883	103,916	235,641

Net amount recognized in the consolidated balance sheets	$146,088	$74,198	$151,682	$(9,345)

Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$—	$—	$—	$(9,345)
Current liabilities	6,907	—	6,439	—
Noncurrent liabilities	139,181	$74,198	145,243	—

Net amounts recognized in the consolidated balance sheets	$146,088	$74,198	$151,682	$(9,345)

Net amounts recognized in accumulated other comprehensive (loss) income consist of:
Net actuarial loss	$30,228	$123,435	$30,650	$38,479
Prior service cost	(2,528)	8	120	14

Net amounts recognized in accumulated other comprehensive (loss) income	$27,700	$123,443	$30,770	$38,493

Actuarial assumptions as of the year-end measurement date:
Discount rate	5.77%	5.75%	5.52%	6.00%
Rate of compensation increase	3.14%	3.50%	3.74%	3.50%

	2008		2007		2006
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Actuarial assumptions used to determine net periodic pension cost during the year:
Discount rate	5.52%	6.00%	4.73%	6.00%	4.33%	5.75%
Rate of compensation increase	3.74%	3.50%	3.35%	3.50%	2.99%	3.50%
Expected rate of return on assets	7.60%	8.50%	7.60%	8.50%	7.60%	8.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocation at December 28, 2008 and December 30, 2007, and target asset allocations for fiscal year 2009, are as follows:

	Target Allocation		Percentage of Plan Assets at
	January 3, 2010		December 28, 2008		December 30, 2007
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	65-75%	60-70%	70%	63%	70%	72%
Debt securities	25-35%	25-40%	30%	34%	29%	25%
Other	0%	0-13%	0%	3%	1%	3%

Total	100%	100%	100%	100%	100%	100%

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

The Company does not expect to make any contributions to the U.S. pension plan during fiscal year 2009. With respect to non-U.S. plans, the Company expects to contribute approximately $11.4 million in fiscal year 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2009	$10,340	$14,168
2010	10,152	14,427
2011	10,410	14,512
2012	10,719	14,759
2013	11,640	15,178
2014-2018	62,173	80,718

The estimated amount that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in fiscal year 2009 is as follows:

2009
(In thousands)
Net actuarial loss	$5,574
Prior service cost	(161)

$5,413

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 28, 2008 and December 30, 2007, the projected benefit obligations were $16.6 million and $19.2 million, respectively. Assets with a fair value of $0.2 million, segregated in a trust (which is included in marketable securities and investments on the consolidated balance sheets), were available to meet this obligation as of both December 28, 2008 and December 30, 2007. Pension expense for this plan was approximately $1.3 million in fiscal year 2008, $1.9 million in fiscal year 2007 and $2.0 million in fiscal year 2006.

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

Net periodic postretirement medical benefit credit included the following components:

	2008	2007	2006
	(In thousands)
Service cost	$95	$94	$93
Interest cost	224	228	237
Expected return on plan assets	(1,034)	(971)	(858)
Net amortization and deferral	(702)	(713)	(637)
Curtailment gain*	—	—	(1,842)

Net periodic postretirement medical benefit credit	$(1,417)	$(1,362)	$(3,007)

*	The Company ceased future benefit accruals to its existing postretirement medical plan as part of the divesture of its Fluid Sciences segment, which was completed in February 2006. In connection with this action, the Company recorded curtailment gains of approximately $1.8 million during fiscal year 2006 to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets at December 28, 2008 and December 30, 2007.

	2008	2007
	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$2,094	$2,324
Active employees eligible to retire	400	343
Other active employees	1,461	1,539

Accumulated benefit obligations at beginning of year	3,955	4,206

Service cost	95	94
Interest cost	224	227
Benefits paid	(295)	(316)
Actuarial loss (gain)	28	(256)

Change in accumulated benefit obligations during the year	52	(251)

Retirees	1,945	2,094
Active employees eligible to retire	486	400
Other active employees	1,576	1,461

Accumulated benefit obligations at end of year	4,007	3,955

Change in plan assets:
Fair value of plan assets at beginning of year	12,312	11,582
Actual (loss) return on plan assets	(3,249)	730

Fair value of plan assets at end of year	9,063	12,312

Net amounts recognized in the consolidated balance sheets	$(5,056)	$(8,357)

Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$(5,056)	$(8,357)

Net amounts recognized in the consolidated balance sheets	$(5,056)	$(8,357)

Net amounts recognized in accumulated other comprehensive (loss) income consist of:
Net actuarial gain	$(930)	$(5,331)
Prior service cost	(945)	(1,261)

Net amounts recognized in accumulated other comprehensive (loss) income	$(1,875)	$(6,592)

Actuarial assumptions as of the year-end measurement date:
Discount rate	5.75%	6.00%

	2008	2007	2006
Actuarial assumptions used to determine net cost during the year:
Discount rate	6.00%	6.00%	5.75%
Expected rate of return on assets	8.50%	8.50%	8.50%

The consolidated financial statements included $5.1 million and $8.4 million of net long-term assets as of December 28, 2008 and December 30, 2007, respectively.

The Company maintains a Master Trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not expect to make any contributions to the postretirement medical plan during fiscal year 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Postretirement Medical Plan
(In thousands)
2009	$295
2010	293
2011	290
2012	290
2013	292
2014-2018	1,566

The estimated amount that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in fiscal year 2009 is as follows:

2009
(In thousands)
Net actuarial gain	$(2)
Prior service cost	(315)

$(317)

Deferred Compensation Plans: During fiscal year 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. Benefit payments under the plan are funded by contributions from participants, and for certain participants, contributions are funded by the Company. The obligations related to the deferred compensation plan totaled $1.3 million and $3.1 million at December 28, 2008 and December 30, 2007, respectively.

Note 17:	Settlement of Insurance Claim

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

The Company accrued $9.7 million representing its management’s estimate of the total cost for decommissioning the building, including environmental matters, that was damaged in the fire. The Company paid $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building, and anticipates that the remaining payments of $4.2 million will be completed by the third quarter of fiscal year 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18:	Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $4.0 million as of December 28, 2008, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company believes it has meritorious defenses to these lawsuits and other proceedings, and it is contesting the actions vigorously in all of the above unresolved matters. While each of these matters is subject to uncertainty, in the opinion of the Company’s management, based on its review of the information available at this time, the resolution of these matters will not have a material adverse impact on the Company’s consolidated financial statements.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at December 28, 2008 should not have a material adverse effect on the Company’s consolidated financial statements. Each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

Note 19:	Warranty Reserves

The Company provides warranty protection for certain products for periods usually ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the consolidated balance sheets. A summary of warranty reserve activity for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 is as follows:

(In thousands)
Balance at January 1, 2006	$8,610
Provision charged to income	11,935
Payments	(13,202)
Adjustments to previously provided warranties, net	1,614
Foreign currency and acquisitions	491

Balance at December 31, 2006	9,448
Provision charged to income	12,552
Payments	(13,175)
Adjustments to previously provided warranties, net	(322)
Foreign currency and acquisitions	1,859

Balance at December 30, 2007	10,362
Provision charged to income	13,439
Payments	(14,032)
Adjustments to previously provided warranties, net	(158)
Foreign currency and acquisitions	(178)

Balance at December 28, 2008	$9,433

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20: Stockholders’ Equity

Stock-Based Compensation:

As of December 28, 2008, the Company had three stock-based compensation plans. Under the 2005 Incentive Plan, 5.4 million shares of the Company’s common stock were made available for stock option grants, restricted stock awards and performance units. Under the 2001 Incentive Plan, 8.8 million shares of the Company’s common stock were made available for stock option grants, restricted stock awards and performance units. Under the Life Sciences Plan, 2.3 million shares of the Company’s common stock were made available for stock option grants.

For fiscal years 2008, 2007 and 2006, the Company recorded incremental pre-tax compensation expense related to the stock options of $10.4 million, $9.2 million, and $9.2 million, respectively. The total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $17.8 million in fiscal year 2008, $22.2 million in fiscal year 2007 and $18.0 million in fiscal year 2006. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $5.1 million in fiscal year 2008, $8.0 million in fiscal year 2007 and $6.3 million in fiscal year 2006. Stock-based compensation costs capitalized as part of inventory were approximately $0.3 million as of both December 28, 2008 and December 30, 2007.

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

	2008	2007	2006
Risk-free interest rate	2.6%	4.8%	4.4%
Expected dividend yield	1.2%	1.2%	1.2%
Expected lives	4.0 years	4.0 years	4.0 years
Expected stock volatility	28%	36%	35%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the three years ended December 28, 2008:

	2008		2007		2006
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price
	(Shares in thousands)
Outstanding at beginning of year	11,246	$24.41	12,578	$23.25	13,541	$22.44
Granted	1,676	25.05	1,756	23.85	1,787	22.46
Exercised	(2,251)	19.43	(2,177)	14.86	(1,650)	13.04
Canceled	(794)	35.20	(555)	34.81	(687)	32.24
Forfeited	(453)	24.24	(356)	22.70	(413)	19.74

Outstanding at end of year	9,424	$24.81	11,246	$24.41	12,578	$23.25

Exercisable at end of year	6,639	$25.03	8,351	$24.85	9,702	$23.74

The weighted-average grant-date fair values of options granted during fiscal years 2008, 2007 and 2006 were $5.85, $7.45, and $6.83, respectively. The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 were $19.4 million, $25.3 million, and $16.2 million, respectively. Cash received from option exercises for fiscal years 2008, 2007 and 2006 was $43.7 million, $32.4 million, and $21.5 million, respectively. The related tax benefit classified as a financing cash inflow was $0.3 million for fiscal year 2008, $0.4 million for fiscal year 2007, and $2.2 million for fiscal year 2006.

The aggregate intrinsic value for stock options outstanding at December 28, 2008 was $3.8 million with a weighted-average remaining contractual term of 3.5 years. The aggregate intrinsic value for stock options exercisable at December 28, 2008 was $3.8 million with a weighted-average remaining contractual term of 2.6 years. At December 28, 2008, there are 8.0 million stock options that are vested and expected to vest, in the future, with an aggregate intrinsic value of $3.2 million and a weighted-average remaining contractual term of 3.5 years.

There was $8.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of December 28, 2008. This cost is expected to be recognized over a weighted-average period of 1.7 years, and will be adjusted for any future changes in estimated forfeitures.

The following table summarizes total compensation expense recognized related to the stock options, which is a function of current and prior year awards and net of estimated forfeitures, included in the Company’s consolidated statements of operations during the years ended:

	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Cost of sales	$1,660	$1,233	$1,251
Selling, general and administrative expenses and other expenses	8,164	7,459	7,208
Research and development expenses	558	554	708

Compensation expense related to stock options	10,382	9,246	9,167
Less: income tax benefit	(3,285)	(3,014)	(3,025)

Net compensation expense related to stock options	$7,097	$6,232	$6,142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about outstanding stock options at December 28, 2008:

	Options Outstanding			Options Exercisable
Prices	Number Outstanding at December 28, 2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 28, 2008	Weighted- Average Exercise Price
	(Shares in thousands)
$ 4.89 – 5.70	31	0.8	$4.93	31	$4.93
8.16 – 9.46	184	1.1	8.47	184	8.47
10.77 – 19.69	534	2.9	15.17	515	15.08
19.83 – 22.58	2,766	2.9	21.41	2,383	21.25
22.68 – 29.97	2,869	5.6	24.57	486	24.16
30.28 – 30.86	2,951	2.3	30.86	2,951	30.86
32.40 – 57.27	89	0.3	36.45	89	36.45

$ 4.89 – 57.27	9,424	3.5	$24.81	6,639	$25.03

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

The following table summarizes the restricted stock activity for the three years ended December 28, 2008:

	2008		2007		2006
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at beginning of year	377	$22.84	417	$21.40	331	$20.59
Granted	246	25.38	284	23.90	291	22.32
Vested	(208)	22.65	(228)	22.15	(157)	21.62
Forfeited	(94)	24.11	(96)	21.35	(48)	20.72

Nonvested at end of year	321	$24.54	377	$22.84	417	$21.40

The weighted-average grant-date fair value of restricted stock awards granted was $25.38 per share in fiscal year 2008, $23.90 per share in fiscal year 2007, and $22.32 per share in fiscal year 2006. The fair value of restricted stock awards vested was $4.7 million in fiscal year 2008, $5.0 million in fiscal year 2007, and $3.4 million in fiscal year 2006. The total compensation expense recognized related to the restricted stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards, which is a function of current and prior year awards, was approximately $6.0 million in fiscal year 2008, $4.9 million in fiscal year 2007, and $4.4 million in fiscal year 2006.

As of December 28, 2008, there was $4.0 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.6 fiscal years.

Prior to the adoption of SFAS No. 123(R), unearned compensation was recorded in a contra-equity account and established at the date restricted stock was granted, representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized. Under the provisions of SFAS No. 123(R), the recognition of unearned compensation at the date restricted stock is granted is no longer required. Therefore, in the first quarter of fiscal year 2006, the $6.4 million of unrecognized restricted stock that had been in “Unearned compensation” in the consolidated balance sheet as of January 1, 2006 was reclassified to “Capital in excess of par value.”

Performance Units:    The Company’s performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period, and are paid in cash and accounted for as a liability based award. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. The Company granted 131,151 performance units, 209,326 performance units, and 208,328 performance units during fiscal years 2008, 2007, and 2006, respectively. The weighted-average grant-date fair values of performance units granted during fiscal years 2008, 2007, and 2006 were $24.95, $23.48, and $22.74, respectively. The total compensation expense related to these performance units, which is a function of current and prior year awards, was approximately $0.6 million, $7.4 million, and $4.0 million for fiscal years 2008, 2007, and 2006, respectively. As of December 28, 2008, there were 353,884 performance units outstanding subject to forfeiture.

Stock Awards:    The Company’s stock award program provides non-employee Directors an annual equity award. For fiscal years 2008 and 2007, the award equaled the number of shares of the Company’s common stock which has an aggregate fair market value of $100,000 on the date of the award. Annual awards granted in fiscal year 2006 were equal to an aggregate fair market value of $60,000. The stock award is prorated for non-employee directors who serve for only a portion of the year. The shares are granted in April following the annual meeting of shareholders, on the third business day after the Company’s first quarter earnings release. Directors may defer the receipt of shares into the Company’s deferred compensation plan. The compensation expense associated with these stock awards is recognized when the stock award is granted. During the first quarter of fiscal year 2008, a new non-employee Director was awarded 667 shares as a prorated award for serving a portion of the fiscal year 2007. During fiscal years 2008, 2007, and 2006, each non-employee Director was awarded 3,740 shares, 4,114 shares, and 2,770 shares, respectively. The weighted-average grant-date fair value of stock awards granted during fiscal years 2008, 2007, and 2006 was $26.70, $24.31, and $21.67, respectively. The total compensation expense recognized related to these stock awards was approximately $0.8 million, $0.7 million, and $0.5 million for fiscal years 2008, 2007, and 2006, respectively.

Employee Stock Purchase Plan:    In April 1999, the Company’s stockholders approved the 1998 Employee Stock Purchase Plan, whereby participating employees had the right to purchase common stock at a price equal to 85% of the lower of the closing price on the first day or the last day of the six-month offering period. In April 2005, the Compensation and Benefits Committee of the Board voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During fiscal year 2008, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company issued 0.1 million shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $25.56 per share. During fiscal year 2007, the Company issued 0.04 million shares under this plan at a weighted-average price of $24.73 per share. During fiscal year 2006, the Company issued 0.1 million shares under this plan at a weighted-average price of $20.43 per share. At December 28, 2008 there remains available for sale to employees an aggregate of 1.6 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Comprehensive (Loss) Income:

The components of accumulated other comprehensive (loss) income, net of income taxes, consist of the following:

	Foreign Currency Translation Adjustment	Change in Minimum Liability of Pension	Unrecognized Losses and Prior Service Costs, net	Unrealized (Losses) Gains on Securities, net	Unrealized and Realized Losses on Derivatives, net	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance, January 1, 2006	$37,632	$(32,401)	$—	$127	$—	$5,358
Current year change	33,431	895	—	2	—	34,328
Adoption of SFAS No. 158	—	31,506	(64,252)	—	—	(32,746)

Balance, December 31, 2006	71,063	—	(64,252)	129	—	6,940
Current year change	41,109	—	15,172	(176)	(5,338)	50,767

Balance, December 30, 2007	112,172	—	(49,080)	(47)	(5,338)	57,707
Current year change	(29,067)	—	(57,220)	(321)	(2,338)	(88,946)

Balance, December 28, 2008	$83,105	$—	$(106,300)	$(368)	$(7,676)	$(31,239)

The tax effects on the components of other comprehensive (loss) income are minimal due to the Company’s position under APB Opinion No. 23. The components of other comprehensive (loss) income were as follows:

After-Tax Amount
(In thousands)
2008
Foreign currency translation adjustments	$(29,067)
Unrecognized losses and prior service costs, net	(57,220)
Unrealized net losses on securities	(321)
Reclassification adjustments for losses on derivatives included in net income	3,268
Unrealized and realized losses on derivatives	(5,606)

Other comprehensive loss	$(88,946)

2007
Foreign currency translation adjustments	$41,109
Unrecognized gains and prior service costs, net	15,172
Unrealized net losses on securities	(176)
Unrealized and realized losses on derivatives	(5,338)

Other comprehensive income	$50,767

2006
Foreign currency translation adjustments	$33,431
Change in minimum liability of pension	895
Unrealized net gains on securities	2

Other comprehensive income	$34,328

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program:

On November 6, 2006, the Company announced that the Board authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program would expire on October 25, 2010 unless this authorization was terminated earlier by the Board, and could be suspended or discontinued at any time. During fiscal year 2007, the Company repurchased in the open market approximately 8.1 million shares of common stock at an aggregate cost of $203.0 million, including commissions, under the Repurchase Program. During the third quarter of fiscal year 2008, the Company repurchased 1.9 million shares of common stock in the open market at an aggregate cost of $56.6 million, including commissions, under the Repurchase Program. These repurchases completed the Company’s repurchase of the 10.0 million shares in the aggregate authorized under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

On October 23, 2008, the Company announced that the Board has authorized the Company to repurchase up to 10.0 million additional shares of common stock under a new stock repurchase program (the “New Repurchase Program”). The New Repurchase Program will expire on October 22, 2012 unless this authorization is terminated earlier by the Board, and may be suspended or discontinued at any time. During fiscal year 2008, the Company repurchased 1.0 million shares of common stock in the open market at an aggregate cost of $18.0 million, including commissions, under the New Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. From December 29, 2008 through February 20, 2009, the Company repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the New Repurchase Program.

The Board has authorized the Company to repurchase shares of the Company’s common stock in the aggregate to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During fiscal year 2008, the Company repurchased 37,521 shares of common stock. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

During fiscal year 2006, the Company repurchased in the open market 8.9 million shares of common stock at an aggregate cost of $190.1 million, including commissions. These repurchases were made pursuant to the stock repurchase program announced in November 2005. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Note 21:	Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of December 28, 2008.

In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the consolidated balance sheets. Credit risk and market risk are insignificant as the foreign exchange instruments are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracted with major banking institutions. Unrealized gains and losses on the Company’s foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive (loss) income in the accompanying consolidated balance sheets. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs and impacts earnings. Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $160.8 million at December 28, 2008 and $105.2 million as of December 30, 2007, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts entered into during fiscal year 2008 was generally 30 days.

In addition, during the fourth quarter of fiscal year 2007, the Company entered into forward interest rate contracts with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%. These contracts were intended to hedge movements in interest rates prior to the Company’s expected debt issuance. In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million, upon the issuance of the Company’s 6% senior unsecured notes. During the fourth quarter of fiscal year 2008, the Company concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, the Company discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized derivative losses of $17.5 million, in interest and other expense.

Before amortization expense, the Company had accumulated derivative losses of $8.4 million, net of taxes of $5.4 million, in other comprehensive (loss) income as of December 28, 2008 and $5.3 million, net of taxes of $3.5 million, as of December 30, 2007, related to these cash flow hedges. The derivative losses are amortized into interest expense when the hedged exposure affects interest expense. During fiscal year 2008, $1.2 million of these derivative losses were amortized into interest expense.

Once established, cash flow hedges are generally recorded in other comprehensive (loss) income until maturity unless an anticipated transaction is no longer likely to occur. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into interest expense on the consolidated financial statements. The Company did not recognize any ineffectiveness during fiscal year 2008 or fiscal year 2007.

The Company does not enter into derivatives for trading or other speculative purposes, nor does the Company use leveraged financial instruments.

Fair Value of Financial Instruments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table shows the assets and liabilities carried at fair value measured on a recurring basis at December 28, 2008 classified in one of the three classifications described above:

	Fair Value Measurements at December 28, 2008 Using:
	Total Carrying Value at December 28, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Marketable securities	$1,177	$1,177	$—	$—
Foreign exchange derivative assets	4	—	4	—

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

The Company’s amended senior unsecured revolving credit facility, with a maximum of $650.0 million available limit, and 6% senior unsecured notes, with a face value of $150.0 million, had outstanding balances as of December 28, 2008 of $359.0 million and $150.0 million, respectively. The Company’s amended senior unsecured revolving credit facility, with a maximum of $500.0 million available limit, and a $300.0 million unsecured interim credit facility, had outstanding balances as of December 30, 2007 of $216.0 million and $300.0 million, respectively. The interest rate on the Company’s amended senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during fiscal year 2008. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value.

Note 22:	Leases

The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for fiscal years 2008, 2007, and 2006 amounted to $40.4 million, $35.2 million, and $36.8 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $42.0 million in fiscal year 2009, $36.7 million in fiscal year 2010, $28.3 million in fiscal year 2011, $20.5 million in fiscal year 2012, $19.2 million in fiscal year 2013 and $99.5 million in fiscal year 2014 and thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23:	Industry Segment and Geographic Area Information

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on sales and operating income. Intersegment sales and transfers are not significant. Based on the guidance in SFAS No. 131, the Company has two operating segments for financial reporting purposes. The accounting policies of the operating segments are the same as those described in Note 1. The operating segments and their principal products and services are:

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

Sales and operating income (loss) by segment for the three years ended December 28, 2008, excluding discontinued operations, are shown in the table below:

	2008	2007	2006
	(In thousands)
Life & Analytical Sciences
Sales	$1,512,556	$1,315,591	$1,129,182
Operating income from continuing operations	138,627	129,558	112,655
Optoelectronics
Sales	424,909	386,783	348,503
Operating income from continuing operations	91,164	71,381	66,063
Corporate
Operating loss from continuing operations	(36,821)	(37,086)	(31,991)
Continuing Operations
Sales	$1,937,465	$1,702,374	$1,477,685
Operating income from continuing operations	192,970	163,853	146,727
Interest and other expense, net (see Note 5)	45,609	16,877	2,666

Income from continuing operations before income taxes	$147,361	$146,976	$144,061

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information relating to the Company’s operating segments is as follows:

	Depreciation and Amortization Expense			Capital Expenditures
	(In thousands)			(In thousands)
	2008	2007	2006	2008	2007	2006
Life and Analytical Sciences	$72,534	$61,689	$50,575	$25,019	$17,575	$25,973
Optoelectronics	14,223	13,246	15,097	15,105	23,834	11,122
Corporate	1,550	1,576	2,049	3,201	3,105	6,497

Continuing operations	$88,307	$76,511	$67,721	$43,325	$44,514	$43,592

Discontinued operations	$5,450	$1,568	$1,795	$2,079	$2,466	$881

	Total Assets
	December 28, 2008	December 30, 2007
	(In thousands)
Life and Analytical Sciences	$2,608,731	$2,589,439
Optoelectronics	281,034	269,485
Corporate	21,433	46,409
Net current and long-term assets of discontinued operations	20,569	44,004

Total assets	$2,931,767	$2,949,337

The following geographic area information for continuing operations includes sales based on location of external customer and net long-lived assets based on physical location:

	Sales
	2008	2007	2006
	(In thousands)
U.S.	$752,404	$643,348	$564,443
International:
Germany	175,017	155,447	108,570
United Kingdom	127,864	118,641	99,931
China	91,384	69,107	57,132
France	86,123	79,310	72,692
Italy	85,941	76,650	69,796
Japan	79,174	69,061	72,056
Other international	539,558	490,810	433,065

Total international	1,185,061	1,059,026	913,242

	$1,937,465	$1,702,374	$1,477,685

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net Long-Lived Assets
	December 28, 2008	December 30, 2007
	(In thousands)
U.S.	$1,583,933	$1,549,240
International:
Singapore	177,460	182,066
Germany	132,422	138,716
United Kingdom	64,208	79,989
Netherlands	43,602	43,642
Finland	33,665	32,643
Canada	19,777	22,978
Belgium	19,427	21,324
Other international	14,673	19,040

Total international	505,234	540,398

	$2,089,167	$2,089,638

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24:	Quarterly Financial Information (Unaudited)

Selected quarterly financial information follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share data)
2008
Sales	$458,720	$504,965	$478,747	$495,033	$1,937,465
Gross profit	192,114	215,030	205,623	217,338	830,105
Restructuring and lease (reversals) charges, net	—	(305)	6,495	—	6,190
Operating income from continuing operations	33,433	44,661	43,136	71,740	192,970
Income from continuing operations before income taxes	28,123	39,712	37,087	42,439	147,361
Income from continuing operations	20,739	29,592	41,683	34,131	126,145
Net income	20,138	23,706	51,902	30,663	126,409
Basic earnings per share:
Continuing operations	$0.18	$0.25	$0.35	$0.29	$1.07
Net income	0.17	0.20	0.44	0.26	1.07
Diluted earnings per share:
Continuing operations	$0.18	$0.25	$0.35	$0.29	$1.06
Net income	0.17	0.20	0.43	0.26	1.07
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28
2007
Sales	$387,855	$419,009	$414,815	$480,695	$1,702,374
Gross profit	155,169	171,556	172,551	206,726	706,002
Restructuring and lease charges (reversals), net	4,438	4,547	(1,432)	4,685	12,238
Operating income from continuing operations	22,588	48,772	43,046	49,447	163,853
Income from continuing operations before income taxes	19,822	45,342	37,766	44,046	146,976
Income from continuing operations	14,674	34,122	28,999	52,924	130,719
Net income	14,692	33,687	30,745	52,562	131,686
Basic earnings per share:
Continuing operations	$0.12	$0.29	$0.25	$0.45	$1.10
Net income	0.12	0.28	0.26	0.45	1.11
Diluted earnings per share:
Continuing operations	$0.12	$0.28	$0.24	$0.44	$1.08
Net income	0.12	0.28	0.26	0.44	1.09
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2008. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange

Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 28, 2008, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, our management believes that, as of December 28, 2008, our internal control over financial reporting was effective based on those criteria.

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.

Waltham, Massachusetts

We have audited the internal control over financial reporting of PerkinElmer, Inc. and subsidiaries (the “Company”) as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 26, 2009

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2009 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2009 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

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

The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2009 under the captions “Information Relating to Our Board of Directors and Its Committees—Director Compensation,” “—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2009 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2009 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2009 under the caption “Information Relating to Our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2009 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2009 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Auditors Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for each of the Three Years in the Period Ended December 28, 2008

Consolidated Balance Sheets at December 28, 2008 and December 30, 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the Three Years in the Period Ended December 28, 2008

Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 28, 2008

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts

We have omitted financial statement schedules, other than those we note above, because of the absence of conditions under which they are required, or because the required information is given in the financial statements or notes thereto.

3. EXHIBITS

Exhibit No.	Exhibit Title

3.1	PerkinElmer, Inc.’s Restated Articles of Organization, filed with the Commission on May 11, 2007 as Exhibit 3.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

3.2	PerkinElmer, Inc.’s Amended and Restated By-Laws , filed with the Commission on April 28, 2008 as Exhibit 3.1 to our current report on Form 8-K and herein incorporated by reference.

4.1	Specimen Certificate of PerkinElmer, Inc.’s Common Stock, $1 par value, filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.1	Amended and Restated Credit Agreement, dated as of August 13, 2007, among PerkinElmer, Inc. and Wallac Oy as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc. and HSBC Bank USA, National Association, as Co-Syndication Agents, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Lenders party thereto, filed with the Commission on August 17, 2007 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference.

10.2

First Amendment to the Amended and Restated Credit Agreement dated as of May 30, 2008 was filed with the Commission on August 8, 2008 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference.

Exhibit No.	Exhibit Title

10.3	Note Purchase Agreement, dated as of May 30, 2008 by and among PerkinElmer, Inc. and the Northwestern Mutual Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, Aviva Life and Annuity Company, American Investors Life Insurance Company, the Lincoln National Life Insurance Company, Physicians Life Insurance Company, Hartford Life and Accident Insurance Company, Allianz Life Insurance Company of North America, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Hakone Fund II LLC, Great-West Life & Annuity Insurance Company, Knights of Columbus, the Ohio National Life Insurance Company and Ohio National Life Assurance Corporation, filed with the Commission on June 4, 2008 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

*10.4	Employment Contracts:

(1) Second Amended and Restated Employment Agreement between PerkinElmer, Inc. and Gregory L. Summe, dated as of July 25, 2007, filed with the Commission on July 31, 2007 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference;

(2) Third Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert F. Friel, dated as of December 16, 2008, attached hereto as Exhibit 10.4(2).;

(3) Second Amended and Restated Employment Agreement between PerkinElmer, Inc. and Richard F. Walsh, dated as of December 15, 2008, attached hereto as Exhibit 10.4(3);

(4) Amended and Restated Employment Agreement between PerkinElmer, Inc. and John A. Roush, dated as of December 17, 2008, attached hereto as Exhibit 10.4(4);

(5) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Daniel R. Marshak, dated as of December 15, 2008, attached hereto as Exhibit 10.4(5);

(6) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Michael L. Battles, dated as of December 17, 2008, attached hereto as Exhibit 10.4(6);

(7) Employment Agreement by and between Joel S. Goldberg and PerkinElmer, Inc. dated as of July 21, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference; and

(8) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Jeffrey D. Capello dated as of June 11, 2004, filed with the Commission on August 6, 2004 as Exhibit 10.2(c) to our quarterly report on Form 10-Q and is herein incorporated by reference.

*10.5	PerkinElmer, Inc.’s 1999 Incentive Plan, filed with the Commission on March 11, 2005 as Exhibit 10.2 to our annual report on Form 10-K and herein incorporated by reference.

*10.6	PerkinElmer, Inc.’s 2005 Incentive Plan, filed with the Commission on March 18, 2005 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

*10.7	PerkinElmer, Inc.’s Amended and Restated 2001 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.
*10.8	PerkinElmer, Inc.’s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

*10.9	PerkinElmer, Inc.’s 2008 Supplemental Executive Retirement Plan, filed with the Commission on December 12, 2008 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

Exhibit No.	Exhibit Title

*10.10	PerkinElmer, Inc.’s Performance Unit Program Description, attached hereto as Exhibit 10.10.

*10.11	PerkinElmer, Inc.’s Performance Incentive Plan (Executive Officers), attached hereto as Exhibit 10.11.

*10.12	PerkinElmer, Inc.’s Amended and Restated Life Sciences Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.2 to our quarterly report on Form 10-Q and herein incorporated by reference.

*10.13	PerkinElmer, Inc.’s 1999 Vivid Technologies Equity Incentive Plan, filed with the Commission on March 18, 2003 as Exhibit 10.15 to our annual report on Form 10-K and herein incorporated by reference.

10.14	Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sale Agreement”), filed with the Commission on March 29, 2002 as Exhibit 10.12 to our Annual Report on Form 10-K and herein incorporated by reference. The First Amendment to the Receivables Sale Agreement dated as of June 28, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(a) to our annual report on Form 10-K and is herein incorporated by reference. The Second Amendment to the Receivables Sale Agreement dated as of October 7, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(b) to our annual report on Form 10-K and is herein incorporated by reference. The Third Amendment to the Receivables Sale Agreement dated as of December 20, 2002 was filed with the Commission as Exhibit 10.12(c) to our annual report on Form 10-K on March 18, 2003 and is herein incorporated by reference. The Fourth Amendment to the Receivables Sale Agreement dated as of January 31, 2003 was filed with the Commission on March 18, 2003 as Exhibit 10.12(d) to our annual report on Form 10-K and is herein incorporated by reference. The Fifth Amendment to the Receivables Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.4 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Sixth Amendment to the Receivables Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Seventh Amendment to the Receivables Sale Agreement dated as of December 26, 2003 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (a) to our annual report on Form 10-K and is herein incorporated by reference. The Eighth Amendment to the Receivables Sale Agreement dated as of January 30, 2004 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (b) to our annual report on Form 10-K and is herein incorporated by reference. The Ninth Amendment to the Receivables Sale Agreement dated as of January 28, 2005 was filed with the Commission on March 11, 2005 as Exhibit 10.12 to our annual report on Form 10-K and is herein incorporated by reference. The Tenth Amendment and the Eleventh Amendment to the Receivables Sale Agreement dated as of October 31, 2005 and November 10, 2005, respectively, were filed with the Commission on November 14, 2005 as Exhibits 10.1 and 10.2, respectively, to our quarterly report on Form 10-Q and are herein incorporated by reference. The Twelfth Amendment to the Receivables Sale Agreement dated as of January 27, 2006 was filed with the Commission on March 17, 2006 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference. The Thirteenth Amendment to the Receivables Sale Agreement dated as of January 26, 2007 was filed with the Commission on March 1, 2007 as Exhibit 10.8 to our annual report on Form 10-K and is herein incorporated by reference. The Fourteenth Amendment to the Receivables Sale Agreement dated as of August 30, 2007 was filed with the Commission on November 8, 2007 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Fifteenth Amendment to the Receivables Sale Agreement dated as of January 25, 2008 was filed with the Commission on February 28, 2008 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference. The Sixteenth Amendment to the Receivables Sale Agreement dated as of January 23, 2009, attached hereto as Exhibit 10.14.

Exhibit No.	Exhibit Title

10.15	The Omnibus Assignment and Assumption Agreement, dated as of October 1, 2008, to the Receivables Sale Agreement, dated as of December 21, 2001, by and among PerkinElmer Receivables Company, as Seller, PerkinElmer, Inc., as Initial Collection Agent, the Committed Purchasers, Windmill Funding Corporation, and Royal Bank of Scotland, PLC, as agent for the Purchasers, filed with the Commission on November 7, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.16	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer (the “Purchase and Sale Agreement”), filed with the Commission on March 28, 2002 as Exhibit 10.13 to our annual report on Form 10-K and herein incorporated by reference. The First Amendment to the Purchase and Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.5 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Second Amendment to the Purchase and Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Third Amendment to the Purchase and Sale Agreement dated as of November 10, 2005 was filed with the Commission on November 14, 2005 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.17	Stock Purchase Agreement dated as of December 18, 2007 by and between PerkinElmer Holdings, Inc. and Pediatrix Medical Group, Inc. , filed with the Commission on February 28, 2008 as Exhibit 10.23 to our annual report on Form 10-K and incorporated herein by reference.

*10.18	Amendments to Vested Option Awards:

(1) Amendment to Vested Option Awards from PerkinElmer, Inc. to Gregory L. Summe dated July 27, 2004, filed with the Commission on August 6, 2004 as Exhibit 10.4(a) to our quarterly report on Form 10-Q and herein incorporated by reference.

(2) Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004, filed with the Commission on August 6, 2004 as Exhibit 10.4(b) to our quarterly report on Form 10-Q and herein incorporated by reference, is representative of the Amendment to Vested Option Awards from PerkinElmer, Inc. to the following executive officer: Richard F. Walsh dated as of June 1, 2004.

*10.19	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.3 to our quarterly report on Form 10-Q and herein incorporated by reference.

*10.20	Form of Stock Option Agreement given by PerkinElmer, Inc. to its chairman and chief executive officer for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.4 to our quarterly report on Form 10-Q and herein incorporated by reference.

*10.21	Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2005 Incentive Plan, filed with the Commission on March 1, 2007 as Exhibit 10.23 to our annual report on Form 10-K and herein incorporated by reference.

*10.22	PerkinElmer, Inc.’s Form of Restricted Stock Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.3 to our current report on Form 8-K and herein incorporated by reference.

Exhibit No.	Exhibit Title

*10.23	PerkinElmer, Inc.’s Form of Restricted Stock Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.4 to our current report on Form 8-K and herein incorporated by reference.

*10.24	PerkinElmer, Inc.’s Form of Restricted Stock Unit Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.5 to our current report on Form 8-K and herein incorporated by reference.

*10.25	PerkinElmer, Inc.’s Form of Restricted Stock Unit Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.6 to our current report on Form 8-K and herein incorporated by reference.

12.1	Statement regarding computation of ratio of earnings to fixed charges, attached hereto as Exhibit 12.1.

21	Subsidiaries of PerkinElmer, Inc., attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm, attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.2.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 32.1.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(a) of Form 10-K.

Exhibits incorporated herein by reference were filed under Commission File Number 001-05075.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 28, 2008

Description	Balance at Beginning of Year	Provisions	Charges/ Write- offs	Other(1)	Balance at End of Year
	(In thousands)
Reserve for doubtful accounts
Year ended December 31, 2006	$11,725	$1,697	$(4,779)	$3,569	$12,212
Year ended December 30, 2007	12,212	4,057	(3,893)	3,867	16,243
Year ended December 28, 2008	$16,243	$9,951	$(3,122)	$470	$23,542

(1)	Other amounts primarily relate to the impact of acquisitions and foreign exchange movements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERKINELMER, INC.
	Signature	Title	Date

By:	/S/ ROBERT F. FRIEL Robert F. Friel	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 26, 2009

By:	/S/ MICHAEL L. BATTLES Michael L. Battles	Acting Chief Financial Officer, Vice President, Chief Financial Officer—Human Health, and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2009

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of PerkinElmer, Inc., hereby severally constitute Robert F. Friel and Michael L. Battles, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names, in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our name and behalf in our capacities as officers and directors to enable PerkinElmer, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby rectifying and confirming signed by our said attorneys, and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

	Signature	Title	Date

By:	/S/ ROBERT F. FRIEL Robert F. Friel	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 26, 2009

By:	/S/ MICHAEL L. BATTLES Michael L. Battles	Acting Chief Financial Officer, Vice President, Chief Financial Officer—Human Health, and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2009

By:	/S/ GREGORY L. SUMME Gregory L. Summe	Executive Chairman of the Board	February 26, 2009

By:	/S/ NICHOLAS A. LOPARDO Nicholas A. Lopardo	Director	February 26, 2009

	Signature	Title	Date

By:	/S/ ALEXIS P. MICHAS Alexis P. Michas	Director	February 26, 2009

By:	/S/ JAMES C. MULLEN James C. Mullen	Director	February 26, 2009

By:	/S/ DR. VICKI L. SATO Dr. Vicki L. Sato	Director	February 26, 2009

By:	/S/ GABRIEL SCHMERGEL Gabriel Schmergel	Director	February 26, 2009

By:	/S/ KENTON J. SICCHITANO Kenton J. Sicchitano	Director	February 26, 2009

By:	/S/ PATRICK J. SULLIVAN Patrick J. Sullivan	Director	February 26, 2009

By:	/S/ G. ROBERT TOD G. Robert Tod	Director	February 26, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1	PerkinElmer, Inc.’s Restated Articles of Organization, filed with the Commission on May 11, 2007 as Exhibit 3.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

3.2	PerkinElmer, Inc.’s Amended and Restated By-Laws , filed with the Commission on April 28, 2008 as Exhibit 3.1 to our current report on Form 8-K and herein incorporated by reference.

4.1	Specimen Certificate of PerkinElmer, Inc.’s Common Stock, $1 par value, filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.1	Amended and Restated Credit Agreement, dated as of August 13, 2007, among PerkinElmer, Inc. and Wallac Oy as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc. and HSBC Bank USA, National Association, as Co-Syndication Agents, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Lenders party thereto, filed with the Commission on August 17, 2007 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference.

10.2

First Amendment to the Amended and Restated Credit Agreement dated as of May 30, 2008 was filed with the Commission on August 8, 2008 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.3	Note Purchase Agreement, dated as of May 30, 2008 by and among PerkinElmer, Inc. and the Northwestern Mutual Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, Aviva Life and Annuity Company, American Investors Life Insurance Company, the Lincoln National Life Insurance Company, Physicians Life Insurance Company, Hartford Life and Accident Insurance Company, Allianz Life Insurance Company of North America, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Hakone Fund II LLC, Great-West Life & Annuity Insurance Company, Knights of Columbus, the Ohio National Life Insurance Company and Ohio National Life Assurance Corporation, filed with the Commission on June 4, 2008 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.4	Employment Contracts:

(1)    Second Amended and Restated Employment Agreement between PerkinElmer, Inc. and Gregory L. Summe, dated as of July 25, 2007, filed with the Commission on July 31, 2007 as Exhibit 10.1 to our current report on Form 8-K and is herein incorporated by reference;

(2) Third Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert F. Friel, dated as of December 16, 2008, attached hereto as Exhibit 10.4(2).;

(3) Second Amended and Restated Employment Agreement between PerkinElmer, Inc. and Richard F. Walsh, dated as of December 15, 2008, attached hereto as Exhibit 10.4(3);

(4) Amended and Restated Employment Agreement between PerkinElmer, Inc. and John A. Roush, dated as of December 17, 2008, attached hereto as Exhibit 10.4(4);
(5) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Daniel R. Marshak, dated as of December 15, 2008, attached hereto as Exhibit 10.4(5);

(6) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Michael L. Battles, dated as of December 17, 2008, attached hereto as Exhibit 10.4(6);

Exhibit No.	Exhibit Title

(7)    Employment Agreement by and between Joel S. Goldberg and PerkinElmer, Inc. dated as of July 21, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference; and

(8)    Amended and Restated Employment Agreement between PerkinElmer, Inc. and Jeffrey D. Capello dated as of June 11, 2004, filed with the Commission on August 6, 2004 as Exhibit 10.2(c) to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.5	PerkinElmer, Inc.’s 1999 Incentive Plan, filed with the Commission on March 11, 2005 as Exhibit 10.2 to our annual report on Form 10-K and herein incorporated by reference.

10.6	PerkinElmer, Inc.’s 2005 Incentive Plan, filed with the Commission on March 18, 2005 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.7	PerkinElmer, Inc.’s Amended and Restated 2001 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.8	PerkinElmer, Inc.’s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.9	PerkinElmer, Inc.’s 2008 Supplemental Executive Retirement Plan, filed with the Commission on December 12, 2008 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

10.10	PerkinElmer, Inc.’s Performance Unit Program Description, attached hereto as Exhibit 10.10.

10.11	PerkinElmer, Inc.’s Performance Incentive Plan (Executive Officers), attached hereto as Exhibit 10.11.

10.12	PerkinElmer, Inc.’s Amended and Restated Life Sciences Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.2 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.13	PerkinElmer, Inc.’s 1999 Vivid Technologies Equity Incentive Plan, filed with the Commission on March 18, 2003 as Exhibit 10.15 to our annual report on Form 10-K and herein incorporated by reference.

10.14	Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sale Agreement”), filed with the Commission on March 29, 2002 as Exhibit 10.12 to our Annual Report on Form 10-K and herein incorporated by reference. The First Amendment to the Receivables Sale Agreement dated as of June 28, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(a) to our annual report on Form 10-K and is herein incorporated by reference. The Second Amendment to the Receivables Sale Agreement dated as of October 7, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(b) to our annual report on Form 10-K and is herein incorporated by reference. The Third Amendment to the Receivables Sale Agreement dated as of December 20, 2002 was filed with the Commission as Exhibit 10.12(c) to our annual report on Form 10-K on March 18, 2003 and is herein incorporated by reference. The Fourth Amendment to the Receivables Sale Agreement dated as of January 31, 2003 was filed with the Commission on March 18, 2003 as Exhibit 10.12(d) to our annual report on Form 10-K and is herein incorporated by reference. The Fifth Amendment to the Receivables Sale

Exhibit No.	Exhibit Title
Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.4 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Sixth Amendment to the Receivables Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Seventh Amendment to the Receivables Sale Agreement dated as of December 26, 2003 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (a) to our annual report on Form 10-K and is herein incorporated by reference. The Eighth Amendment to the Receivables Sale Agreement dated as of January 30, 2004 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (b) to our annual report on Form 10-K and is herein incorporated by reference. The Ninth Amendment to the Receivables Sale Agreement dated as of January 28, 2005 was filed with the Commission on March 11, 2005 as Exhibit 10.12 to our annual report on Form 10-K and is herein incorporated by reference. The Tenth Amendment and the Eleventh Amendment to the Receivables Sale Agreement dated as of October 31, 2005 and November 10, 2005, respectively, were filed with the Commission on November 14, 2005 as Exhibits 10.1 and 10.2, respectively, to our quarterly report on Form 10-Q and are herein incorporated by reference. The Twelfth Amendment to the Receivables Sale Agreement dated as of January 27, 2006 was filed with the Commission on March 17, 2006 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference. The Thirteenth Amendment to the Receivables Sale Agreement dated as of January 26, 2007 was filed with the Commission on March 1, 2007 as Exhibit 10.8 to our annual report on Form 10-K and is herein incorporated by reference. The Fourteenth Amendment to the Receivables Sale Agreement dated as of August 30, 2007 was filed with the Commission on November 8, 2007 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Fifteenth Amendment to the Receivables Sale Agreement dated as of January 25, 2008 was filed with the Commission on February 28, 2008 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference. The Sixteenth Amendment to the Receivables Sale Agreement dated as of January 23, 2009, attached hereto as Exhibit 10.14.

10.15	The Omnibus Assignment and Assumption Agreement, dated as of October 1, 2008, to the Receivables Sale Agreement, dated as of December 21, 2001, by and among PerkinElmer Receivables Company, as Seller, PerkinElmer, Inc., as Initial Collection Agent, the Committed Purchasers, Windmill Funding Corporation, and Royal Bank of Scotland, PLC, as agent for the Purchasers, filed with the Commission on November 7, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.16	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer (the “Purchase and Sale Agreement”), filed with the Commission on March 28, 2002 as Exhibit 10.13 to our annual report on Form 10-K and herein incorporated by reference. The First Amendment to the Purchase and Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.5 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Second Amendment to the Purchase and Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Third Amendment to the Purchase and Sale Agreement dated as of November 10, 2005 was filed with the Commission on November 14, 2005 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.17	Stock Purchase Agreement dated as of December 18, 2007 by and between PerkinElmer Holdings, Inc. and Pediatrix Medical Group, Inc. , filed with the Commission on February 28, 2008 as Exhibit 10.23 to our annual report on Form 10-K and incorporated herein by reference.

Exhibit No.	Exhibit Title
10.18	Amendments to Vested Option Awards:

(1)    Amendment to Vested Option Awards from PerkinElmer, Inc. to Gregory L. Summe dated July 27, 2004, filed with the Commission on August 6, 2004 as Exhibit 10.4(a) to our quarterly report on Form 10-Q and herein incorporated by reference.

(2)    Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004, filed with the Commission on August 6, 2004 as Exhibit 10.4(b) to our quarterly report on Form 10-Q and herein incorporated by reference, is representative of the Amendment to Vested Option Awards from PerkinElmer, Inc. to the following executive officer: Richard F. Walsh dated as of June 1, 2004.

10.19	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.3 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.20	Form of Stock Option Agreement given by PerkinElmer, Inc. to its chairman and chief executive officer for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.4 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.21	Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2005 Incentive Plan, filed with the Commission on March 1, 2007 as Exhibit 10.23 to our annual report on Form 10-K and herein incorporated by reference.

10.22	PerkinElmer, Inc.’s Form of Restricted Stock Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.3 to our current report on Form 8-K and herein incorporated by reference.

10.23	PerkinElmer, Inc.’s Form of Restricted Stock Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.4 to our current report on Form 8-K and herein incorporated by reference.

10.24	PerkinElmer, Inc.’s Form of Restricted Stock Unit Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.5 to our current report on Form 8-K and herein incorporated by reference.

10.25	PerkinElmer, Inc.’s Form of Restricted Stock Unit Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.6 to our current report on Form 8-K and herein incorporated by reference.

12.1	Statement regarding computation of ratio of earnings to fixed charges, attached hereto as Exhibit 12.1.

21	Subsidiaries of PerkinElmer, Inc., attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm, attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.2.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 32.1.