Form 10-Q
period 2009-04-05
PERKINELMER INC
filed 2009-05-15
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of May 11, 2009, there were outstanding 116,577,630 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands, except per share data)
Sales	$431,574	$458,720
Cost of sales	243,619	266,606
Selling, general and administrative expenses	128,414	130,834
Research and development expenses	25,973	27,847
Restructuring and lease charges, net	7,823	—

Operating income from continuing operations	25,745	33,433
Interest and other expense, net	4,837	5,310

Income from continuing operations before income taxes	20,908	28,123
Provision for income taxes	5,847	7,384

Net income from continuing operations	15,061	20,739
Loss from discontinued operations, net of income taxes	(2,913)	(232)
Loss on disposition of discontinued operations, net of income taxes	(1,589)	(369)

Net income	$10,559	$20,138

Basic earnings (loss) per share:
Continuing operations	$0.13	$0.18
Loss from discontinued operations, net of income taxes	(0.03)	(0.00)
Loss on disposition of discontinued operations, net of income taxes	(0.01)	(0.00)

Net income	$0.09	$0.17

Diluted earnings (loss) per share:
Continuing operations	$0.13	$0.18
Loss from discontinued operations, net of income taxes	(0.02)	(0.00)
Loss on disposition of discontinued operations, net of income taxes	(0.01)	(0.00)

Net income	$0.09	$0.17

Weighted average shares of common stock outstanding:
Basic	116,408	117,305
Diluted	116,552	118,459
Cash dividends per common share	$0.07	$0.07

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 5, 2009	December 28, 2008
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$162,049	$179,110
Accounts receivable, net	292,105	327,636
Inventories, net	204,172	197,967
Other current assets	107,817	111,087
Current assets of discontinued operations	14,382	14,947

Total current assets	780,525	830,747

Property, plant and equipment, net:
At cost	560,549	570,257
Accumulated depreciation	(362,205)	(365,843)

Property, plant and equipment, net	198,344	204,414
Marketable securities and investments	3,078	3,459
Intangible assets, net	449,493	452,473
Goodwill	1,385,268	1,396,292
Other assets, net	36,286	38,760
Long-term assets of discontinued operations	5,499	5,622

Total assets	$2,858,493	$2,931,767

Current liabilities:
Short-term debt	$40	$40
Accounts payable	143,347	169,447
Accrued restructuring and integration costs	10,845	5,904
Accrued expenses	297,954	323,815
Current liabilities of discontinued operations	16,659	17,036

Total current liabilities	468,845	516,242

Long-term debt	544,030	509,040
Long-term liabilities	330,317	335,354
Long-term liabilities of discontinued operations	2,900	3,188

Total liabilities	1,346,092	1,363,824

Commitments and contingencies (see Note 19)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 116,451,000 and 117,112,000 shares at April 5, 2009 and December 28, 2008, respectively	116,451	117,112
Capital in excess of par value	237,143	246,549
Retained earnings	1,237,915	1,235,521
Accumulated other comprehensive loss	(79,108)	(31,239)

Total stockholders’ equity	1,512,401	1,567,943

Total liabilities and stockholders’ equity	$2,858,493	$2,931,767

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Operating activities:
Net income	$10,559	$20,138
Add: loss from discontinued operations, net of income taxes	2,913	232
Add: loss on disposition of discontinued operations, net of income taxes	1,589	369

Net income from continuing operations	15,061	20,739
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Restructuring and lease charges, net	7,823	—
Depreciation and amortization	21,601	21,597
Stock-based compensation	3,806	5,209
Amortization of deferred debt issuance costs	635	381
Gains on dispositions, net	—	(889)
Amortization of acquired inventory revaluation	215	—
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	20,406	6,953
Inventories, net	(12,527)	(11,427)
Accounts payable	(20,784)	3,957
Accrued expenses and other	(17,409)	(21,658)

Net cash provided by operating activities of continuing operations	18,827	24,862
Net cash used in operating activities of discontinued operations	(3,882)	(9,257)

Net cash provided by operating activities	14,945	15,605
Investing activities:
Capital expenditures	(5,632)	(6,703)
Changes in restricted cash balances	1,412	—
Payments for business development activity	—	(144)
Proceeds from disposition of investments, net	—	889
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(28,311)	(76,232)

Net cash used in investing activities of continuing operations	(32,531)	(82,190)
Net cash used in investing activities of discontinued operations	—	(621)

Net cash used in investing activities	(32,531)	(82,811)
Financing activities:
Payments on debt	(71,564)	(305,000)
Proceeds from borrowings	105,000	355,000
Payment of debt issuance costs	(7)	(585)
Payments on other credit facilities	(10)	(16)
Tax (expense) benefit from exercise of common stock options	(76)	4
Proceeds from issuance of common stock under stock plans	304	646
Purchases of common stock	(14,577)	(408)
Dividends paid	(8,205)	(8,236)

Net cash provided by financing activities	10,865	41,405

Effect of exchange rate changes on cash and cash equivalents	(10,340)	7,715

Net decrease in cash and cash equivalents	(17,061)	(18,086)
Cash and cash equivalents at beginning of period	179,110	203,348

Cash and cash equivalents at end of period	$162,049	$185,262

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with the accounting principles generally accepted in the United States (the “U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of these financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited financial statements in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2008, filed with the SEC (the “2008 Form 10-K”). The balance sheet amounts at December 28, 2008 in this report were derived from the Company’s audited 2008 consolidated financial statements included in the 2008 Form 10-K. The financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 5, 2009 and March 30, 2008, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under SFAS No. 141(R), acquisition costs are generally expensed as incurred; noncontrolling interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect income tax expense. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The Company adopted SFAS No. 141(R) in the first quarter of fiscal year 2009. The adoption of SFAS No. 141(R) did not have a significant impact on the Company’s acquisition activity in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted SFAS No. 160 in the first quarter of fiscal year 2009. The adoption of SFAS No. 160 did not have a significant impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, financial performance, and cash flows. SFAS No. 161 also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and cross-referencing within footnotes. The Company adopted SFAS No. 161 in the first quarter of fiscal year 2009 and has evaluated the requirements of SFAS No. 161, which provides for additional disclosure on the Company’s derivative instruments. The adoption of SFAS No. 161 did not have a significant impact on the Company’s condensed consolidated financial statements. See Notes 17 and 18 for the Company’s disclosure on derivative instruments and hedging activities.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other accounting principles. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. The Company adopted FSP No. 142-3 in the first quarter of fiscal year 2009. The adoption of FSP No. 142-3 did not have a significant impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. 141(R)-1”), which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). FSP No. 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after December 15, 2008. The Company adopted FSP No. 141(R)-1 in the first quarter of fiscal year 2009 in conjunction with the adoption of SFAS No. 141(R). The adoption of FSP No. 141(R)-1 did not have a significant impact on the Company’s acquisition activity in the first quarter of fiscal year 2009.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. Pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). FSP No. 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, including the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP No. 132(R)-1 will be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of FSP No. 132(R)-1 are not required for earlier periods that are presented for comparative purposes. The Company will be required to adopt FSP No. 132(R)-1 in the fourth quarter of fiscal year 2009. FSP No. 132(R)-1 provides only disclosure requirements; the adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. 157-4 amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP No. 157-4 will be applied prospectively with retrospective application not permitted, and will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP No. 157-4 must also early adopt FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and 124-2”). Additionally, if an entity elects to early adopt either FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”) or FSP No. 115-2 and 124-2, it must also elect to early adopt FSP No. 157-4. The Company will be required to adopt FSP No. 157-4 in the second quarter of fiscal year 2009. The Company is currently evaluating the requirements of FSP No. 157-4 and does not believe that it will have a significant impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 115-2 and 124-2. FSP No. 115-2 and 124-2 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance found therein more operational and to improve the presentation of other-than-temporary impairments in financial statements. FSP No. 115-2 and 124-2 will replace the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis. FSP No. 115-2 and 124-2 provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although FSP No. 115-2 and 124-2 does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. FSP No. 115-2 and 124-2 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP No. 115-2 and 124-2 only if it also elects to early adopt FSP No. 157-4. Also, if an entity elects to early adopt either FSP No. 157-4 or FSP No. 107-1 and APB 28-1, the entity also is required to early adopt FSP No. 115-2 and 124-2. The Company will be required to adopt FSP No. 115-2 and 124-2 in the second quarter of fiscal year 2009. The Company is currently evaluating the requirements of FSP No. 115-2 and 124-2 and does not believe that it will have a significant impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1. FSP No. 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to FSP No. 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed annually. FSP No. 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP No. 107-1 and APB 28-1 will be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP No. 107-1 and APB 28-1 only if it also elects to early adopt FSP No. 157-4 and FSP No. 115-2 and 124-2. FSP No. 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP No. 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The Company will be required to adopt FSP No. 107-1 and APB 28-1 in the second quarter of fiscal year 2009. The Company is currently evaluating the requirements of FSP No. 107-1 and APB 28-1 and does not believe that it will have a significant impact on the Company’s condensed consolidated financial statements.

Note 2: Acquisitions

Acquisition of Analytica of Branford, Inc. In May 2009, the Company acquired the outstanding stock of Analytica of Branford, Inc. (“Analytica”). Analytica is a leading developer of mass spectrometry and ion source technology. The Company expects this acquisition to allow the Company to offer its customers access to critical technologies such as time-of-flight and quadrupole mass spectrometers and new ion sources that provide more complete information as well as better throughput. The Company will also gain significant intellectual property in the field of mass spectrometry and ion source technology. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the employee workforce acquired. The Company paid the shareholders of Analytica approximately $24.0 million in cash for this acquisition. The excess of the purchase price over the fair value of the acquired net assets will be allocated to goodwill, which may be tax deductible if elected by the Company. The Company expects to report the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Acquisition of Opto Technology Inc. In January 2009, the Company acquired the outstanding stock of Opto Technology Inc. (“Opto Technology”). Opto Technology is a supplier of light-emitting diode based lighting components and subsystems. The Company expects this acquisition to expand its portfolio of high brightness LED components by adding optical subsystems to provide energy efficient solid state lighting solutions to original equipment manufacturers. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the customer base acquired. The Company paid the shareholders of Opto Technology approximately $20.6 million in cash for this acquisition plus $8.0 million in potential additional contingent consideration, of which the Company recorded $4.9 million as the fair value at the acquisition date. During the first quarter of fiscal year 2009, the Company received approximately $0.2 million from the former shareholders of Opto Technology for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

The Opto Technology acquisition was accounted for using the acquisition method of accounting. Allocation of the purchase price for the acquisition was based on estimates of the fair value of the net assets acquired, and is subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to contingent consideration, tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration has been measured at fair value at the acquisition date with changes in the fair value after the acquisition date affecting earnings. The excess purchase price over those assigned values was recorded as goodwill. In accordance with SFAS No. 142, goodwill is reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized over their respective estimated useful lives. See Note 13 below for additional details.

As of April 5, 2009, the purchase price and related allocation for the Opto Technology acquisition was preliminary. The preliminary allocation may be revised as a result of adjustments made to the purchase price, as well as additional information regarding assets and liabilities assumed, including contingent liabilities, deferred taxes and revisions of preliminary estimates of fair values made at the date of purchase. For acquisitions subject to SFAS No. 141(R), during the measurement period, the Company will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The Company expects to finalize any outstanding information no later than one year from the date of acquisition.

The components of the preliminary purchase price and allocation for the Opto Technology acquisition were as follows:

Opto Technology (Preliminary)
(In thousands)
Consideration:
Cash payments	$20,604
Deferred consideration	4,857
Working capital adjustments	(180)

Total consideration	$25,281

Allocation of purchase price:
Current assets	$2,155
Property, plant and equipment	828
Identifiable intangible assets	13,100
Goodwill	16,299
Deferred taxes	(4,031)
Liabilities assumed	(3,070)

Total	$25,281

Note 3: Restructuring and Lease Charges, net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of its business units. Restructuring actions were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

A description of the restructuring plans and the activity recorded for the three months ended April 5, 2009 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 3 to the consolidated financial statements in the 2008 Form 10-K.

The restructuring plan for the first quarter of fiscal year 2009 was principally to reduce resources in anticipation of decreasing demand in certain end markets. The restructuring plan for the third quarter of fiscal year 2008 was principally to shift resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. The activities associated with these plans have been reported as restructuring expenses as a component of operating expenses from continuing operations. The Company expects the impact of immediate cost savings from the first quarter of fiscal year 2009 restructuring plan on operating results and cash flows to approximately offset the decline in revenue. The Company expects the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as the Company will incur offsetting costs.

Q1 2009 Plan

During the first quarter of fiscal year 2009, the Company’s management approved a plan to reduce resources in anticipation of decreasing demand in certain end markets (the “Q1 2009 Plan”). As a result of the Q1 2009

Plan, the Company recognized a $3.0 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. The Company also recognized a $4.8 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. All actions related to the Q1 2009 Plan were completed by April 5, 2009.

The following table summarizes the Q1 2009 Plan activity for the three months ended April 5, 2009:

	Headcount	Severance	Closure of Excess Facility	Total
		(Dollars in thousands)
Provision	166	$7,365	$458	$7,823
Amounts paid and foreign currency translation	(79)	(1,283)	(83)	(1,366)

Balance at April 5, 2009	87	$6,082	$375	$6,457

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $6.1 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. The Company also anticipates that the remaining payments of $0.4 million for the closure of the excess facility will be paid through fiscal year 2012, in accordance with the terms of the applicable leases.

Q3 2008 Plan

During the third quarter of fiscal year 2008, the Company’s management approved a plan to shift resources into product lines that are more consistent with the Company’s growth strategy (the “Q3 2008 Plan”). As a result of the Q3 2008 Plan, the Company recognized a $3.3 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities. The Company also recognized a $4.5 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities. All actions related to the Q3 2008 Plan were completed by September 28, 2008.

The following table summarizes the Q3 2008 Plan activity for the three months ended April 5, 2009:

	Headcount	Severance	Closure of Excess Facilities	Total
		(Dollars in thousands)
Balance at December 28, 2008	—	$2,659	$1,152	$3,811
Amounts paid and foreign currency translation	—	(1,005)	(163)	(1,168)

Balance at April 5, 2009	—	$1,654	$989	$2,643

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $1.7 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. The Company also anticipates that the remaining payments of $1.0 million for the closure of the excess facilities will be paid through fiscal year 2011, in accordance with the terms of the applicable leases.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from the fiscal years 2001 through 2007 were workforce reductions related to the integration of the Company’s businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Environmental Health and Human Health segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During the three months ended April 5, 2009, the Company paid $0.2 million related to these plans. As of April 5, 2009, the Company had approximately $1.7 million of remaining liabilities associated with these restructuring and integration plans, primarily relating to remaining lease obligations related to those closed facilities in both the Environmental Health and Human Health segments. The remaining terms of these leases vary in length and will be paid through fiscal year 2011.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, the Company was required to guarantee the obligations that the buyer of the business assumed related to the lease for the building in which the business operates. The lease obligations continue through March 2011. While the Company assigned its interest in the lease to the buyer at the time of the sale of the business, in the event the buyer defaults under the lease, the Company is responsible for all remaining lease payments and certain other building related expenses. During fiscal year 2007, the lessor of the building began the process to evict the buyer as a result of unpaid lease payments and building expenses and sought reimbursement from the Company. The Company recorded a charge of $2.7 million related to payments for this lease obligation. The buyer filed for bankruptcy protection on October 27, 2008 and was delinquent in making both its lease payments and payments for certain building expenses, requiring the Company to make payments of $0.4 million during fiscal year 2008. In addition, the Company made payments of $0.3 million during the first quarter of fiscal year 2009. As of April 5, 2009, the Company is still responsible for the remaining accrual of $2.0 million, which relates to the remaining lease and building obligations through March 2011, reduced by estimated sublease rentals reasonably expected to be obtained for the property.

Note 4: Interest and Other Expense, net

Interest and other expense, net consisted of the following:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Interest income	$(477)	$(1,358)
Interest expense	4,588	6,318
Gains on dispositions of investments, net	—	(889)
Other expense, net	726	1,239

Total interest and other expense, net	$4,837	$5,310

Note 5: Inventories, net

Inventories consisted of the following:

	April 5, 2009	December 28, 2008
	(In thousands)
Raw materials	$79,363	$78,097
Work in progress	18,730	16,191
Finished goods	106,079	103,679

Total inventories, net	$204,172	$197,967

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

At April 5, 2009, the Company had gross tax effected unrecognized tax benefits of $43.1 million, of which $38.6 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations. With the Company’s adoption of SFAS No. 141(R) in the first quarter of fiscal year 2009, changes in deferred tax asset valuation allowances and income tax uncertainties, after the acquisition date, will affect income tax expense, including those associated with acquisitions that closed prior to the effective date of SFAS No. 141(R).

At April 5, 2009, the Company had $11.2 million of accrued FIN No. 48 liabilities, including accrued interest, net of tax benefits, and penalties, which should be resolved within the next year as a result of the completion of various audits. A portion of the FIN No. 48 accrued tax liabilities could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as to income tax of numerous state and foreign jurisdictions.

Tax years ranging from 1998 through 2008 remain open to examination by various state and foreign tax jurisdictions (such as China, Indonesia, the Philippines and the United Kingdom) in which the Company has significant business operations. The tax years under examination vary by jurisdiction.

Note 7: Debt

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, the Company entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety the Company’s previous senior revolving credit agreement dated as of October 31, 2005. During the first quarter of fiscal year 2008, the Company exercised its option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $14.0 million were issued under the previous facility, which are treated as issued under the amended facility. The Company uses the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of April 5, 2009 was 40 basis points. The weighted average Eurocurrency interest rate as of April 5, 2009 was 0.51%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.91%. The Company had drawn down approximately $394.0 million of borrowings in U.S. Dollars under the facility as of April 5, 2009, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, which are consistent with those financial covenants contained in the Company’s previous senior revolving credit agreement. The financial covenants in the Company’s amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if the Company’s credit rating is down-graded below investment grade. The Company was in compliance with all applicable covenants as of April 5, 2009.

6% Senior Unsecured Notes. On May 30, 2008, the Company issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on

May 30th and November 30th. The Company may redeem some or all of its 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in the Company’s 6% senior notes include debt-to-capital ratios which, if the Company’s credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. The Company was in compliance with all applicable covenants as of April 5, 2009.

The Company entered into forward interest rate contracts that were intended to hedge movements in interest rates prior to the Company’s expected debt issuance. In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of the Company’s 6% senior unsecured notes. The Company did not recognize any ineffectiveness related to these cash flow hedges. The Company recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss related to these cash flow hedges. As of April 5, 2009, the balance remaining in other comprehensive loss related to these cash flow hedges was $7.4 million, net of taxes of $4.8 million. The derivative losses are amortized into interest expense when the hedged exposure affects interest expense. The Company amortized into interest expense $0.5 million during the first three months of fiscal year 2009 and $1.2 million during fiscal year 2008 for these derivative losses.

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

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Number of common shares—basic	116,408	117,305
Effect of dilutive securities:
Stock options	108	1,098
Restricted stock	36	56

Number of common shares—diluted	116,552	118,459

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	10,987	7,933

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of the Company’s common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 9: Comprehensive Income

The components of comprehensive (loss) income, net of income taxes, consist of the following:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Net income	$10,559	$20,138
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(48,272)	38,844
Unrealized net gains (losses) on securities	103	(53)
Realized net losses on cash flow hedges reclassified to earnings	300	—
Unrealized and realized net losses on cash flow hedges	—	(13,362)

	(47,869)	25,429

Comprehensive (loss) income, net of income taxes	$(37,310)	$45,567

The components of accumulated other comprehensive loss, net of income taxes, consist of the following:

	April 5, 2009	December 28, 2008
	(In thousands)
Foreign currency translation adjustments	$34,833	$83,105
Unrecognized losses and prior service costs	(106,300)	(106,300)
Unrealized net losses on securities	(265)	(368)
Net losses on cash flow hedges	(7,376)	(7,676)

Accumulated other comprehensive loss, net of income taxes	$(79,108)	$(31,239)

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

Beginning with fiscal year 2009, the Company has realigned its businesses in a manner intended to allow the Company to prioritize its capabilities on two key strategic operating areas – Human Health and Environmental Health. The Company realigned into these two new operating segments to align its resources to meet the demands of the markets the Company serves and to focus on the important outcomes enabled by its technologies. The Company evaluates the performance of its operating segments based on sales and operating income. Intersegment sales and transfers are not significant. The Company’s management reviews the results of the operations by these two new operating segments. The accounting policies of the operating segments are the same as those described in Note 1 to the consolidated financial statements in the 2008 Form 10-K. The results reported for this quarter reflect this new alignment of the Company’s operating segments. Financial information in this report relating to the first quarter of fiscal year 2008 has been retrospectively adjusted to reflect the changes in the Company’s operating segments. The principal products and services of these operating segments are:

•

Human Health. Develops diagnostics, tools and applications to help detect disease earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within the Human Health segment, the Company serves both the diagnostics and research markets. Specifically, the Human Health segment includes the Company’s products and services that address the genetic screening and bio-discovery markets, formerly in its Life and Analytical Sciences segment, and its technology serving the medical imaging market, formerly in its Optoelectronics segment.

•

Environmental Health. Provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental, safety and security, industrial and laboratory services markets. Specifically, the Environmental Health segment includes the Company’s products and services that address the analytical sciences and laboratory service and support markets, formerly in its Life and Analytical Sciences segment, and its technology designed for the sensors and specialty lighting markets, formerly in its Optoelectronics segment.

The assets and expenses for the Company’s corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, have been included as “Corporate” below. The Company has a process to allocate and recharge expenses to the reportable segments when such costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in the Company’s calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of the Company’s operating segments.

Sales and operating profit by segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Human Health
Sales	$177,264	$180,089
Operating income from continuing operations	12,687	11,833
Environmental Health
Sales	254,310	278,631
Operating income from continuing operations	20,631	31,636
Corporate
Operating loss from continuing operations	(7,573)	(10,036)
Continuing Operations
Sales	$431,574	$458,720
Operating income from continuing operations	25,745	33,433
Interest and other expense, net (see Note 4)	(4,837)	(5,310)

Income from continuing operations before income taxes	$20,908	$28,123

Note 11: Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of April 5, 2009 and December 28, 2008.

The Company recorded the following gains and losses, which have been reported as loss on disposition of discontinued operations:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Loss on disposition of ViaCyteSM and Cellular Therapy Technology businesses	$(2,431)	$—
Net loss on disposition of other discontinued operations	(117)	(237)

Net loss on disposition of discontinued operations before income taxes	(2,548)	(237)
(Benefit from) provision for income taxes	(959)	132

Loss on disposition of discontinued operations, net of income taxes	$(1,589)	$(369)

As part of the Company’s new strategic business alignment into the Human Health and Environmental Health segments and the Company’s continuing efforts to focus on higher growth opportunities, in December 2008, the Company’s management approved separate plans to divest its Photonics and Photoflash businesses within the Environmental Health segment. Photonics and Photoflash products and technologies include xenon flashtubes and modules. These products are used in a variety of applications including mobile phones and laser machine tools. The Company is actively marketing and is currently committed to a plan to sell both of these businesses.

In addition, during December 2008, the Company’s management approved the shut down of certain instrument businesses within the Human Health segment: Cellular Screening Fluorescence and Luminescence workstations, Analytical Proteomics Instruments and Proteomics and Genomics Instruments. The shut down of the Cellular Screening Fluorescence and Luminescence workstations business, the Analytical Proteomics Instruments business, and the Proteomics and Genomics Instruments business resulted in a pre-tax loss of $4.8 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value during fiscal year 2008.

In November 2007, the Company acquired ViaCell, Inc. (“ViaCell”), which specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. Following the ViaCell acquisition, the Board of Directors (the “Board”) approved a plan to sell the ViaCyte SM and Cellular Therapy Technology businesses that were acquired with ViaCell. The Company determined that both businesses do not strategically fit with the other products offered by the Human Health segment. The Company also determined that without investing capital into the operations of both businesses, the Company could not effectively compete with larger companies that focus on the market for such products. After careful consideration, the Company decided in the second quarter of fiscal year 2008 to shut down the ViaCyteSM and Cellular Therapy Technology businesses. The Company recorded a pre-tax loss of $8.0 million for severance and facility closure costs during fiscal year 2008 and recorded an additional pre-tax loss of $2.4 million related to facility closure costs during the first quarter of fiscal year 2009.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Sales	$7,732	$23,623
Costs and expenses	(10,849)	(23,654)

Operating loss from discontinued operations	(3,117)	(31)
Other expense, net	—	—

Loss from discontinued operations before income taxes	(3,117)	(31)
(Benefit from) provision for income taxes	(204)	201

Loss from discontinued operations, net of income taxes	$(2,913)	$(232)

Note 12: Stock Plans

In addition to the Company’s Employee Stock Purchase Plan, the Company formerly had three stock-based compensation plans under which the Company’s common stock was made available for stock option grants, restricted stock awards, and stock grants as part of the Company’s compensation programs (the “Prior Plans”). The Prior Plans are described in more detail in the Company’s definitive proxy statement filed with the SEC on March 20, 2009 and Note 20 to the Company’s consolidated financial statements included in the Company’s 2008 Form 10-K filed with the SEC on February 26, 2009. On April 28, 2009, the Company’s shareholders approved the 2009 Incentive Plan (the “2009 Plan”), which is described in more detail in the Company’s definitive proxy statement filed with the SEC on March 20, 2009. Under the 2009 Plan, 10.0 million shares of the Company’s common stock are authorized for stock option grants, restricted stock awards, and stock grants as part of the Company’s compensation programs. The 2009 Plan replaced the Amended and Restated 2001 Incentive Plan and the 2005 Incentive Plan. In addition, upon shareholder approval of the 2009 Plan, the Company will no longer grant awards under its Amended and Restated Life Sciences Incentive Plan. Awards granted under these prior plans, prior to the approval of the 2009 Plan, remain outstanding.

For the three months ended April 5, 2009 and March 30, 2008, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $3.4 million and $4.7 million, respectively. The total income tax benefit recognized in the condensed consolidated income statements for stock-based compensation was $0.9 million and $1.6 million for the three months ended April 5, 2009 and March 30, 2008, respectively. Stock-based compensation costs capitalized as part of inventory were approximately $0.3 million as of both April 5, 2009 and March 30, 2008.

Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended
	April 5, 2009	March 30, 2008
Risk-free interest rate	1.6%	2.6%
Expected dividend yield	1.9%	1.2%
Expected lives	4 years	4 years
Expected stock volatility	35%	28%

The following table summarizes stock option activity for the three months ended April 5, 2009:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares in thousands)		(In years)	(In millions)
Outstanding at December 28, 2008	9,424	$24.81
Granted	2,084	12.94
Exercised	(26)	11.61
Canceled	(111)	30.42
Forfeited	(26)	24.28

Outstanding at April 5, 2009	11,345	$22.61	3.9	$2.0

Exercisable at April 5, 2009	7,688	$24.80	2.7	$1.3

Vested and expected to vest in the future	10,204	$22.61	3.9	$1.8

The weighted-average grant-date fair value of options granted for the three months ended April 5, 2009 and March 30, 2008 were $3.25 and $5.84, respectively. The total intrinsic value of options exercised for the three months ended April 5, 2009 and March 30, 2008 was $0.04 million and $0.3 million, respectively. Cash received from option exercises for the three months ended April 5, 2009 and March 30, 2008 was $0.3 million and $0.6 million, respectively. The related tax (expense) benefit, classified as a financing cash activity, was a tax expense of $0.1 million and a tax benefit of $0.04 million for the three months ended April 5, 2009 and March 30, 2008, respectively.

There was $13.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of April 5, 2009. This cost is expected to be recognized over a weighted-average period of 2.1 fiscal years and will be adjusted for any future changes in estimated forfeitures.

The following table summarizes total compensation expense recognized related to the stock options, which is a function of current and prior year awards, net of estimated forfeitures, included in the Company’s condensed consolidated income statements for the three months ended April 5, 2009 and March 30, 2008:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Cost of sales	$301	$316
Research and development expenses	125	110
Selling, general and administrative and other expenses	1,631	1,557

Compensation expense related to stock options	2,057	1,983
Less: income tax benefit	(647)	(624)

Net compensation expense related to stock options	$1,410	$1,359

Restricted Stock Awards: The following table summarizes restricted stock award activity for the three months ended April 5, 2009:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at December 28, 2008	321	$24.54
Granted	269	13.04
Vested	(15)	23.50
Forfeited	—	—

Nonvested at April 5, 2009	575	$19.19

The weighted-average grant-date fair values of restricted stock awards granted during the three months ended April 5, 2009 and March 30, 2008 were $13.04 and $25.20, respectively. The fair value of restricted stock awards vested was $0.3 million for the three months ended April 5, 2009. No restricted stock awards vested during the three months ended March 30, 2008. The total compensation expense recognized related to the restricted stock awards, which is a function of current and prior year awards, was approximately $0.7 million and $2.2 million for the three months ended April 5, 2009 and March 30, 2008, respectively.

As of April 5, 2009, there was $6.8 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.0 fiscal years.

Performance Units: The Company granted 197,725 performance units and 127,151 performance units during the three months ended April 5, 2009 and March 30, 2008, respectively. The weighted-average grant-date fair value of performance units granted during the three months ended April 5, 2009 and March 30, 2008 were $13.04 and $24.86, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was approximately $0.6 million for both the three months ended April 5, 2009 and March 30, 2008. As of April 5, 2009, there were 379,688 performance units outstanding subject to forfeiture.

Stock Awards: The Company did not grant any stock awards to non-employee Directors during the three months ended April 5, 2009. During the three months ended March 30, 2008, a new non-employee Director was awarded 667 shares as a prorated award for serving a portion of fiscal year 2007. The weighted-average grant-date fair value of stock awards granted during the three months ended March 30, 2008 was $25.00. The total compensation expense recognized related to these stock awards was approximately $16.7 thousand for the three months ended March 30, 2008.

Employee Stock Purchase Plan: During the three months ended April 5, 2009, the Company issued 80,101 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $13.22 per share. At April 5, 2009 there remained available for sale to employees an aggregate of 1.5 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Stock Repurchase Program: On October 23, 2008, the Company announced that the Board has authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 22, 2012 unless this authorization is terminated earlier by the Board, and may be suspended or discontinued at any time. During the first quarter of fiscal year 2009, the Company repurchased 1,000,000 shares of its common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the Repurchase Program. Approximately 8.0 million shares of the Company’s common stock remain available for repurchase from the 10.0 million shares authorized by the Board under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During the first quarter of fiscal year 2009, the Company repurchased 27,102 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Note 13: Goodwill and Intangible Assets

SFAS No. 142 requires that the Company test goodwill and non-amortizing intangible assets, at least annually, for possible impairment. Accordingly, the Company completes the annual testing of impairment for goodwill and non-amortizing intangible assets on the later of January 1 or the first day of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill or non-amortizing intangible assets.

As discussed in Note 10, the Company realigned its organization into two new operating segments at the beginning of fiscal year 2009. In conjunction with the realignment of its operating segments, the Company also redefined its reporting units based on the new alignment of its operating segments. Financial information in this report relating to the first quarter of fiscal year 2008 has been retrospectively adjusted to reflect the changes in the Company’s operating segments. The Company’s segment management reviews the results of the operations one level below its operating segments. The Company has determined that the reporting units that should be used to test goodwill for impairment are the analytical sciences and laboratory services business, illumination and detection solutions business, genetic screening business, bio-discovery business and medical imaging business. The discounted cash flow model (the “DCF model”) was used to determine the fair values of each of the reporting units in order to allocate goodwill on a relative fair value basis in accordance with SFAS No. 142.

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of January 1, 2009, its annual impairment date, and concluded based on the first step of the process that there was no goodwill impairment.

The Company has consistently employed the DCF model to estimate the current fair value when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate, and working capital changes. Cash flow forecasts are based on approved business unit operating plans for the early years’ cash flows and historical relationships in later years. The DCF model is sensitive to changes in long-term terminal growth rates and the discount rate. The long-term terminal growth rates are consistent with the Company’s historical long-term terminal growth rates, as the current economic trends are not expected to affect the long-term terminal growth rates of the Company. In fiscal year 2009, the terminal growth rate for the Company’s reporting units was between 5.0% to 7.5%. The range for the discount rate for the reporting units was 10.5% to 11.5%. Keeping all other variables constant, a 5.0% to 10.0% change in any one of the input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.

The Company has consistently employed the Relief from Royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company currently evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment in accordance with SFAS No. 142. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2009, its annual impairment date, and concluded that there was no impairment of non-amortizing intangible assets.

The changes in the carrying amount of goodwill for the period ended April 5, 2009 from December 28, 2008 are as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at December 28, 2008	$888,172	$508,120	$1,396,292
Foreign currency translation	(18,017)	(10,422)	(28,439)
Acquisitions and earn-out adjustments	—	17,415	17,415

Balance at April 5, 2009	$870,155	$515,113	$1,385,268

Identifiable intangible asset balances at April 5, 2009 and December 28, 2008 by category were as follows:

	April 5, 2009	December 28, 2008
	(In thousands)
Patents	$122,083	$124,693
Less: Accumulated amortization	(73,687)	(73,183)

Net patents	48,396	51,510

Licenses	64,135	63,963
Less: Accumulated amortization	(35,920)	(35,238)

Net licenses	28,215	28,725

Core technology	382,445	372,861
Less: Accumulated amortization	(168,728)	(159,788)

Net core technology	213,717	213,073

Net amortizable intangible assets	290,328	293,308

Non-amortizing intangible assets:
Trade names and trademarks	159,165	159,165

Totals	$449,493	$452,473

Total amortization expense related to finite-lived intangible assets for the three months ended April 5, 2009 and March 30, 2008 was $13.4 million and $13.6 million, respectively.

Note 14: Warranty Reserves

The Company provides warranty protection for certain products for periods usually ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time of service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the condensed consolidated balance sheets. A summary of warranty reserve activity for the three months ended April 5, 2009 and March 30, 2008 is as follows:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Balance at beginning of period	$9,433	$10,362
Provision charged to income	3,058	3,208
Payments	(3,835)	(3,289)
Adjustments to previously provided warranties, net	903	(556)
Foreign currency and acquisitions	(427)	431

Balance at end of period	$9,132	$10,156

Note 15: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and post-retirement plans for the three months ended April 5, 2009 and March 30, 2008:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	April 5, 2009	March 30, 2008	April 5, 2009	March 30, 2008
	(In thousands)
Service cost	$1,214	$1,249	$26	$25
Interest cost	6,112	6,788	56	57
Expected return on plan assets	(5,563)	(6,760)	(189)	(258)
Amortization of prior service	(38)	(51)	(79)	(79)
Recognition of actuarial losses (gains)	1,372	761	(1)	(91)

Net periodic benefit cost (credit)	$3,097	$1,987	$(187)	$(346)

Note 16: Settlement of Insurance Claim

During fiscal year 2007, the Company settled an insurance claim resulting from a fire that occurred at its facility in Boston, Massachusetts in March 2005. In connection with the settlement, the Company accrued $9.7 million representing its management’s estimate of the total cost for decommissioning the building, including environmental matters, that was damaged in the fire. The Company paid $1.6 million during the first three months of fiscal year 2009, $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building. The Company anticipates that the remaining payments of $2.6 million will be completed by the end of fiscal year 2009.

Note 17: Fair Value Measurements

The Company adopted SFAS No. 157 as of December 31, 2007, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities that was delayed by FSP No. 157-2, “Effective Date of FASB Statement No. 157,” to fiscal years beginning after November 15, 2008, which the

Company adopted as of December 29, 2008. As of April 5, 2009, the Company does not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities. The Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) as of December 31, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has not elected to measure any additional financial instruments and other items at fair value.

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

The following table shows the assets and liabilities carried at fair value measured on a recurring basis at April 5, 2009 classified in one of the three classifications described above:

	Fair Value Measurements at April 5, 2009 Using:
	Total Carrying Value at April 5, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Marketable securities	$1,273	$1,273	$—	$—
Foreign exchange derivative assets, net	22	—	22	—

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

As of April 5, 2009, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Derivatives and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, which requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The Company adopted SFAS No. 161 during the first quarter of fiscal year 2009.

The Company uses derivative instruments as part of its risk management strategy only, and includes derivatives utilized as economic hedges that are not designated as hedging instruments under SFAS No. 133. The Company does not enter into derivative contracts for trading or other speculative purposes, nor does the Company use leveraged financial instruments. Approximately 60% of the Company’s business is conducted outside of the United States, generally in foreign currencies. The fluctuations in foreign currency can increase the costs of financing, investing and operating the business. The intent of these economic hedges is to offset gains and losses that occur on the underlying exposures from these currencies, with gains and losses resulting from the forward contracts that hedge these exposures.

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $108.5 million and $123.0 million as of April 5, 2009 and March 30, 2008, respectively. The fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days during both fiscal years 2009 and 2008.

By nature, all financial instruments involve market and credit risks. The Company enters into derivative instruments with major investment grade financial institutions and has policies to monitor the credit risk of those counterparties.

Note 19: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $4.4 million as of April 5, 2009, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that the Company has breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. The Company subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, the Company believes, excludes certain of the Company’s products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. On March 16, 2009, the summary judgment motions were denied without prejudice and the case was stayed until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc., which involves a number of the same patents.

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

The Company believes it has meritorious defenses to these lawsuits and other proceedings, and it is contesting the actions vigorously in all of the above unresolved matters. While each of these matters is subject to uncertainty, in the opinion of the Company’s management, based on its review of the information available at this time, the resolution of these matters will not have a material adverse impact on the Company’s condensed consolidated financial statements.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 5, 2009 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview

We are a leading provider of technology, services and solutions to the diagnostics, research, environmental monitoring, safety and security, and laboratory services markets. Through our advanced technologies, applications, and services, we address critical issues that help to improve the health and safety of people and their environment.

We announced a new alignment of our businesses to allow us to prioritize our capabilities on two key strategic operating areas – Human Health and Environmental Health. We reorganized into these two new operating segments to align our resources to meet the demands of the markets we serve and to focus on the important outcomes enabled by our technologies. This new alignment became effective at the start of our fiscal year 2009. The results reported for this quarter reflect this new alignment of our operating segments. Financial information in this report relating to the first quarter of fiscal year 2008 has been retrospectively adjusted to reflect the changes in our operating segments. In conjunction with the realignment of our operating segments, we also redefined the reporting units we use to test for the impairment of goodwill related to our businesses. We performed our annual impairment testing as of January 1, 2009, our annual impairment date for our reporting units, and based on the first step of the process we concluded that there was no goodwill impairment.

Human Health

Our new Human Health segment concentrates on developing diagnostics, tools and applications to help detect disease earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within the Human Health segment, we serve both the diagnostics and research markets. The Human Health segment includes our products and services that address the genetic screening and bio-discovery markets, formerly in our Life and Analytical Sciences segment, and our technology serving the medical imaging market, formerly in our Optoelectronics segment. In the first quarter of fiscal year 2009, our Human Health segment generated sales of $177.3 million.

Diagnostics Market:

We provide early detection for genetic disorders from pre-conception to early childhood as well as medical imaging for the diagnostics market. We provide early and accurate insights into the health of expectant mothers during pregnancy and their newborns. Our instruments, reagents and software test and screen for disorders and diseases, including Down syndrome, infertility, anemia and diabetes. Our medical imaging detectors are used to enable doctors to make faster and more accurate diagnosis of conditions ranging from broken bones to reduced blood flow in vascular systems. In addition, our detectors improve oncology treatments by focusing radiation directly at the tumors.

Research Market:

In the research market we provide a broad suite of solutions including reagents, liquid handling and detection technologies that enable researchers to improve the drug discovery process. These applications, solutions and services, enable pharmaceutical companies to create better therapeutics while helping to bring these therapeutics to market faster and more efficiently. The portfolio includes a wide range of systems consisting of instrumentation for automation and detection solutions, cellular imaging and analysis hardware and software, and a portfolio of consumables products, including drug discovery and research reagents. We sell our research solutions to pharmaceutical, biotechnology and academic research customers globally.

Environmental Health

Our new Environmental Health segment provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental, safety and security, industrial and laboratory services markets. The Environmental Health segment includes our products and services that address the analytical sciences and laboratory service and support markets, formerly in our Life and Analytical Sciences segment, and our technology designed for the sensors and specialty lighting markets, formerly in our Optoelectronics segment. In the first quarter of fiscal year 2009, our Environmental Health segment generated sales of $254.3 million.

Environmental and Safety and Security Markets:

For the environmental and safety and security markets, we provide analytical technologies that address the quality of our environment, sustainable energy development, and ensure safer food and consumer products as well as sensor and detection solutions that contribute to safer homes, offices and buildings.

We take an active part in minimizing the impact of products and industrial processes on our environment, including our water quality solutions to detect harmful substances, such as trace metal, organic, pesticide, chemical and radioactive contaminants, in the world’s water supply. Through our EcoAnalytixTM initiative, we deliver systems that combine applications, methodologies, standard operating procedures and training required for the specific analyses required.

We also develop the sensors and detectors that maintain safe and sustainable environments. To ensure safety, our motion detectors automatically turn on and shut off lights and our gas sensors detect carbon dioxide in the air and then introduce oxygen to maintain optimal air quality. In addition, our sensors are integral to security systems, ensuring the safety of an environment from intruders.

Industrial Market:

We provide analytical instrumentation, detectors, and sensors for the industrial market which includes the semiconductor, chemical, lubricants, construction, office equipment and quality assurance industries.

Laboratory Services Market:

We have over 1,500 service engineers to support our customers throughout the world and to help them improve the productivity of their labs. Our OneSource service business strategy is aligned with customer needs to consolidate laboratory services and improve efficiencies within their labs.

Overview of the First Quarter of Fiscal Year 2009

Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format, and as a result certain fiscal years will contain 53 weeks. Our 2009 fiscal year will include 53 weeks, whereas our 2008 fiscal year included 52 weeks. This additional week has been reflected in the first quarter of fiscal year 2009, which had 14 weeks compared to 13 weeks in the first quarter of fiscal year 2008.

The widespread nature of the current global economic contraction has continued the deterioration for a few of our end markets during the first quarter of fiscal year 2009; however several of our end markets performed better than we anticipated. Our overall sales in the first quarter of fiscal year 2009 declined $27.1 million, or 6%, as compared to the first quarter of fiscal year 2008, reflecting a decline of $2.8 million, or 2%, in our Human Health segment sales and a decline of $24.3 million, or 9%, in our Environmental Health segment sales. The decline in our Human Health segment sales is due primarily to the decreased demand for our medical imaging products, which has resulted from constraints on medical providers’ capital budgets and a lack of financing availability. The decline in our Environmental Health segment sales is due primarily to private testing labs reducing capital purchases in response to lower demand and tight credit markets.

However, these declines have been offset in part by certain of our businesses operating in markets which are more isolated from current economic trends, or where our businesses have benefited from a push for more efficient spending, new opportunities from government regulations or possible future research spending. In our Human Health segment, we experienced strong growth in sales to the research market, including sales of our products to academic and clinical labs, during the first quarter of fiscal year 2009 as compared to that market in the first quarter of fiscal year 2008. We believe that, unlike the overall economy, the research market has stabilized and may potentially provide the opportunity for increased growth later in this fiscal year as funding from various government stimulus packages are directed towards specific areas of research. We also saw an increase in sales to the diagnostics market related to our genetic screening business during the first quarter of fiscal year 2009 as compared to that market in the first quarter of fiscal year 2008. As the rising cost of healthcare continues to be one of the critical issues contributing to the economic downturn, we anticipate that while there is continued pressure on lab budgets, we may see growth in our newborn screening business later this fiscal year as the benefits of providing earlier detection of disease, which can result in savings of long-term health care cost as well as creating better outcomes for patients, are increasingly valued.

In our Environmental Health segment, our laboratory services business enables our customers to drive efficiencies, increase production time and reduce maintenance costs, all of which are increasingly critical in this weakened economic environment. During the first quarter of fiscal year 2009, we added a number of new customers to our OneSource multivendor service and continued to gain good momentum for that program in markets beyond our traditional customer base. In addition, the strong growth from OneSource more than offset the opposing trend we have seen of customers deferring maintenance spending for analytical instruments. The increase in sales to the laboratory service market partially offset decreased sales to the environmental, safety and security and industrial markets. While overall sales to the safety and security market was driven down by the decline in spending in the pharmaceutical market, sales of consumer and food testing products grew in the first quarter of fiscal year 2009 due to increased demand for mercury, lead and pesticide testing as well as to new testing requirements for consumer product safety applications.

We experienced 167 basis points of expansion in gross margins for the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008. This expansion was driven primarily by productivity improvements and product mix, especially growth in higher gross margin product offerings. However, our consolidated operating profit declined approximately 23% in the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008, primarily related to the adverse impact of the $7.8 million of restructuring charges, primarily in headcount, taken during the first quarter of fiscal year 2009 in anticipation of decreasing demand in certain end markets.

We believe we are well positioned to continue to take advantage of our end markets where spending trends have countered the prevailing downturn, and to promote our efficiencies in markets where current conditions may increase demand for certain services. Overall, we believe that our strategic focus on Human Health and Environmental Health coupled with our breadth of end markets, deep portfolio of technologies and applications, leading market positions, global scale and financial strength will provide us with a strong foundation to weather the current economic climate.

Recent Developments

Acquisitions:

Acquisition of Analytica of Branford, Inc. In May 2009, we acquired the outstanding stock of Analytica of Branford, Inc. (“Analytica”). Analytica is a leading developer of mass spectrometry and ion source technology. We expect this acquisition to allow us to offer our customers access to critical technologies such as time-of-flight and quadrupole mass spectrometers and new ion sources that provide more complete information as well as better throughput. We will also gain significant intellectual property in the field of mass spectrometry and ion source technology. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the employee workforce acquired. We paid the shareholders of Analytica approximately $24.0 million in cash for this acquisition. The excess of the purchase price over the fair value of the acquired net assets will be allocated to goodwill, which may be tax deductible if elected by us. We expect to report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of Opto Technology Inc. In January 2009, we acquired the outstanding stock of Opto Technology Inc. (“Opto Technology”). Opto Technology is a supplier of light-emitting diode based lighting components and subsystems. We expect this acquisition to expand our portfolio of high brightness LED components by adding optical subsystems to provide energy efficient solid state lighting solutions to original equipment manufacturers. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the customer base acquired. We paid the shareholders of Opto Technology approximately $20.6 million in cash for this acquisition plus $8.0 million in potential additional contingent consideration, of which we recorded $4.9 million as the fair value at the acquisition date. During the first quarter of fiscal year 2009, we received approximately $0.2 million from the former shareholders of Opto Technology for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. We report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Leadership transition:

On April 28, 2009, our Board of Directors (our “Board”) elected Frank Anders Wilson to serve as our Chief Financial Officer, Chief Accounting Officer, and Senior Vice President, effective as of Mr. Wilson’s assumption of his responsibilities and commencement of his employment in May 2009. Mr. Wilson joins us after 12 years at Danaher Corporation (“Danaher”), a leading industrial company, where he served as Corporate Vice President of Investor Relations since 2003. From 1997 to 2003, Mr. Wilson also held several other senior management positions with Danaher. Prior to joining Danaher, Mr. Wilson worked for AlliedSignal Inc. from 1994 to 1997 where he last served as Vice President of Finance and Chief Financial Officer of Commercial Aviations Systems. Mr. Wilson holds a Bachelor of Arts degree in accounting from Baylor University. Mr. Wilson is also a Certified Public Accountant.

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

For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, as filed with the Securities and Exchange Commission (the “SEC”) (the “2008 Form 10-K”).

Consolidated Results of Continuing Operations

Sales

Sales for the three months ended April 5, 2009 were $431.6 million, as compared to $458.7 million for the three months ended March 30, 2008, a decrease of $27.1 million, or 6%, which includes an approximate 7% decrease in sales attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The three months ended April 5, 2009 had 14 weeks compared to 13 weeks for the three months ended March 30, 2008. The analysis in the remainder of this paragraph compares segment sales for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total decrease in sales reflects a $2.8 million, or 2%, decrease in our Human Health segment sales, due to a decrease in diagnostics market sales of $5.9 million, which was partially offset by an increase in research market sales of $3.1 million. Our Environmental Health segment sales decreased $24.3 million, or 9%, primarily due to decreases in environmental, safety and security and industrial markets sales of $26.5 million, which was partially offset by an increase in laboratory services market sales of $2.2 million.

Cost of Sales

Cost of sales for the three months ended April 5, 2009 was $243.6 million, as compared to $266.6 million for the three months ended March 30, 2008, a decrease of approximately $23.0 million, or 9%. As a percentage of sales, cost of sales decreased to 56.4% for the three months ended April 5, 2009, from 58.1% for the three months ended March 30, 2008, resulting in an increase in gross margin of 167 basis points to 43.6% for the three months ended April 5, 2009, from 41.9% for the three months ended March 30, 2008. Amortization of intangible assets decreased and was $8.8 million for the three months ended April 5, 2009 as compared to $9.2 million for the three months ended March 30, 2008. Stock option expense was $0.3 million for both the three months ended April 5, 2009 and March 30, 2008. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2009 was approximately $0.2 million for the three months ended April 5, 2009. The increase in gross margin was primarily the result of the combined favorable impact of productivity improvements and product mix, especially growth in higher gross margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 5, 2009 were $128.4 million as compared to $130.8 million for the three months ended March 30, 2008, a decrease of approximately $2.4 million, or 2%. As a percentage of sales, selling, general and administrative expenses were 29.8% for the three months ended April 5, 2009 as compared to 28.5% for the three months ended March 30, 2008. Amortization of intangible assets was $4.2 million for the three months ended April 5, 2009 as compared to $3.9 million for the three months ended March 30, 2008. Stock option expense was $1.6 million for both the three months ended April 5, 2009 and March 30, 2008. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions completed in fiscal year 2009 were approximately $1.0 million for the three months ended April 5, 2009. The decrease in selling, general and administrative expenses was primarily the result of increased sales and marketing expenses, particularly in emerging territories, and increased pension expenses, offset by foreign exchange.

Research and Development Expenses

Research and development expenses for the three months ended April 5, 2009 were $26.0 million as compared to $27.8 million for the three months ended March 30, 2008, a decrease of $1.9 million, or 7%. As a percentage of sales, research and development expenses were flat for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008. Amortization of intangible assets was $0.5 million for both the three months ended April 5, 2009 and March 30, 2008. Research and development expenses also included stock option expense of $0.1 million for both the three months ended April 5, 2009 and March 30, 2008. We directed research and development efforts similarly during fiscal years 2009 and 2008, primarily toward the diagnostics and research markets within our Human Health segment, and the environmental and safety and security markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

Restructuring and Lease Charges, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of our business units. Restructuring actions were recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

A description of the restructuring plans and the activity recorded for the three months ended April 5, 2009 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K.

The restructuring plan for the first quarter of fiscal year 2009 was principally to reduce resources in anticipation of decreasing demand in certain end markets. The restructuring plan for the third quarter of fiscal year 2008 was principally to shift resources into geographic regions and product lines that are more consistent with our growth strategy. The activities associated with these plans have been reported as restructuring expenses as a component of operating expenses from continuing operations. We expect the impact of immediate cost savings from the first quarter of fiscal year 2009 restructuring plan on operating results and cash flows to approximately offset the decline in revenue. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we will incur offsetting costs.

Q1 2009 Plan

During the first quarter of fiscal year 2009, our management approved a plan to reduce resources in anticipation of decreasing demand in certain end markets (the “Q1 2009 Plan”). As a result of the Q1 2009 Plan, we recognized a $3.0 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. We also recognized a $4.8 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. All actions related to the Q1 2009 Plan were completed by April 5, 2009.

The following table summarizes the Q1 2009 Plan activity for the three months ended April 5, 2009:

	Headcount	Severance	Closure of Excess Facility	Total
		(Dollars in thousands)
Provision	166	$7,365	$458	$7,823
Amounts paid and foreign currency translation	(79)	(1,283)	(83)	(1,366)

Balance at April 5, 2009	87	$6,082	$375	$6,457

All employee relationships have been severed and we anticipate that the remaining severance payments of $6.1 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. We also anticipate that the remaining payments of $0.4 million for the closure of the excess facility will be paid through fiscal year 2012, in accordance with the terms of the applicable leases.

Q3 2008 Plan

During the third quarter of fiscal year 2008, our management approved a plan to shift resources into product lines that are more consistent with our growth strategy (the “Q3 2008 Plan”). As a result of the Q3 2008 Plan, we recognized a $3.3 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities. We also recognized a $4.5 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities. All actions related to the Q3 2008 Plan were completed by September 28, 2008.

The following table summarizes the Q3 2008 Plan activity for the three months ended April 5, 2009:

	Severance	Closure of Excess Facilities	Total
	(Dollars in thousands)
Balance at December 28, 2008	$2,659	$1,152	$3,811
Amounts paid and foreign currency translation	(1,005)	(163)	(1,168)

Balance at April 5, 2009	$1,654	$989	$2,643

All employee relationships have been severed and we anticipate that the remaining severance payments of $1.7 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. We also anticipate that the remaining payments of $1.0 million for the closure of the excess facilities will be paid through fiscal year 2011, in accordance with the terms of the applicable leases.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2007 were workforce reductions related to the integration of our businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Environmental Health and Human Health segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During the three months ended April 5, 2009, we paid $0.2 million related to these plans. As of April 5, 2009, we had approximately $1.7 million of remaining liabilities associated with these restructuring and integration plans, primarily relating to remaining lease obligations related to those closed facilities in both the Environmental Health and Human Health segments. The remaining terms of these leases vary in length and will be paid through fiscal year 2011.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, we were required to guarantee the obligations that the buyer of the business assumed related to the lease for the building in which the business operates. The lease obligations continue through March 2011. While we assigned our interest in the lease to the buyer at the time of the sale of the business, in the event the buyer defaults under the lease, we are responsible for all remaining lease payments and certain other building related expenses. During fiscal year 2007, the lessor of the building began the process to evict the buyer as a result of unpaid lease payments and building expenses and sought reimbursement from us. We recorded a charge of $2.7 million related to payments for this lease obligation. The buyer filed for bankruptcy protection on October 27, 2008 and was delinquent in making both its lease payments and payments for certain building expenses, requiring us to make payments of $0.4 million during fiscal year 2008. In addition, we made payments of $0.3 million during the first quarter of fiscal year 2009. As of April 5, 2009, we are still responsible for the remaining accrual of $2.0 million, which relates to the remaining lease and building obligations through March 2011, reduced by estimated sublease rentals reasonably expected to be obtained for the property.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Interest income	$(477)	$(1,358)
Interest expense	4,588	6,318
Gains on dispositions of investments, net	—	(889)
Other expense, net	726	1,239

Total interest and other expense, net	$4,837	$5,310

Interest and other expense, net for the three months ended April 5, 2009 was $4.8 million as compared to $5.3 million for the three months ended March 30, 2008, a decrease of $0.5 million. The decrease in interest and other expense, net, for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008 was primarily due to lower interest rates on outstanding debt balances, which was partially offset by the increase in the amount of fixed rate debt and lower interest rates on cash balances. Interest expense decreased $1.7 million and interest income decreased $0.9 million for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008. Other expenses for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008 decreased by $0.5 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

Provision for Income Taxes

For the three months ended April 5, 2009, the provision for income taxes from continuing operations was $5.8 million, as compared to a provision of $7.4 million for the three months ended March 30, 2008. The effective tax rate from continuing operations was 28.0% for the three months ended April 5, 2009 as compared to 26.3% for the three months ended March 30, 2008. The higher effective tax rate in fiscal year 2009 was primarily due to an increase in the expected mix of profits from higher tax rate jurisdictions as compared to the three months ended March 30, 2008.

Discontinued Operations

As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of April 5, 2009 and December 28, 2008.

We recorded the following gains and losses, which have been reported as loss on disposition of discontinued operations:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Loss on disposition of ViaCyteSM and Cellular Therapy Technology businesses	$(2,431)	$—
Net loss on disposition of other discontinued operations	(117)	(237)

Net loss on disposition of discontinued operations before income taxes	(2,548)	(237)
(Benefit from) provision for income taxes	(959)	132

Loss on disposition of discontinued operations, net of income taxes	$(1,589)	$(369)

As part of our new strategic business alignment into the Human Health and Environmental Health segments and our continuing efforts to focus on higher growth opportunities, in December 2008, our management approved separate plans to divest our Photonics and Photoflash businesses within the Environmental Health segment. Photonics and Photoflash products and technologies include xenon flashtubes and modules. These products are used in a variety of applications including mobile phones and laser machine tools. We are actively marketing and are currently committed to a plan to sell both of these businesses.

In addition, during December 2008, our management approved the shut down of certain instrument businesses within the Human Health segment: Cellular Screening Fluorescence and Luminescence workstations, Analytical Proteomics Instruments and Proteomics and Genomics Instruments. The shut down of the Cellular Screening Fluorescence and Luminescence workstations business, the Analytical Proteomics Instruments business, and the Proteomics and Genomics Instruments business resulted in a pre-tax loss of $4.8 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value during fiscal year 2008.

In November 2007, we acquired ViaCell, Inc. (“ViaCell”), which specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. Following the ViaCell acquisition, our Board approved a plan to sell the ViaCyte SM and Cellular Therapy Technology businesses that were acquired with ViaCell. We determined that both businesses do not strategically fit with the other products offered by the Human Health segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete with larger companies that focus on the market for such products. After careful consideration, we decided in the second quarter of fiscal year 2008 to shut down the ViaCyteSM and Cellular Therapy Technology businesses. We recorded a pre-tax loss of $8.0 million for severance and facility closure costs during fiscal year 2008 and recorded an additional pre-tax loss of $2.4 million related to facility closure costs during the first three months of fiscal year 2009.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Sales	$7,732	$23,623
Costs and expenses	(10,849)	(23,654)

Operating loss from discontinued operations	(3,117)	(31)
Other expense, net	—	—

Loss from discontinued operations before income taxes	(3,117)	(31)
(Benefit from) provision for income taxes	(204)	201

Loss from discontinued operations, net of income taxes	$(2,913)	$(232)

Contingencies, Including Tax Matters

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $4.4 million as of April 5, 2009, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations, or cash flows. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. On March 16, 2009, the summary judgment motions were denied without prejudice and the case was stayed until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc., which involves a number of the same patents.

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

We believe we have meritorious defenses to these lawsuits and other proceedings, and we are contesting the actions vigorously in all of the above unresolved matters. While each of these matters is subject to uncertainty, in the opinion of our management, based on its review of the information available at this time, the resolution of these matters will not have a material adverse impact on our condensed consolidated financial statements.

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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 5, 2009 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations

Human Health

Sales for the three months ended April 5, 2009 were $177.3 million, as compared to $180.1 million for the three months ended March 30, 2008, a decrease of $2.8 million, or 2%, which includes an approximate 7% decrease in sales attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by product type for the three months ended April 5, 2009, as compared to the three months ended March 30, 2008, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in sales was primarily a result of a decrease in diagnostics market sales of $5.9 million, which was partially offset by an increase in research market sales of $3.1 million. The decline in our Human Health segment sales is due primarily to the decreased demand for our medical imaging products, which has resulted from constraints on medical providers’ capital budgets and a lack of financing availability.

Operating income for the three months ended April 5, 2009 was $12.7 million, as compared to $11.8 million for the three months ended March 30, 2008, an increase of $0.9 million, or 7%. Amortization of intangible assets was $9.8 million and $9.9 million for the three months ended April 5, 2009 and March 30, 2008, respectively. Restructuring and lease charges were $4.8 million for the three months ended April 5, 2009 as a result of our Q1 2009 Plan. The favorable impact of productivity improvements and product mix, especially growth in higher gross margin products, increased operating income, which was partially offset by increased sales and marketing expenses, particularly in emerging territories, and increased pension expenses.

Environmental Health

Sales for the three months ended April 5, 2009 were $254.3 million, as compared to $278.6 million for the three months ended March 30, 2008, a decrease of $24.3 million, or 9%, which includes an approximate 7% decrease in sales attributable to unfavorable changes in foreign exchange rates and an approximate 2% increase from acquisitions. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the three months ended April 5, 2009, as compared to the three months ended March 30, 2008, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in sales was primarily a result of a decrease in environmental, safety and security and industrial markets sales of $26.5 million, which was partially offset by an increase in laboratory services market sales of $2.2 million. The decline in our Environmental Health segment sales is due primarily to private testing labs reducing capital purchases in response to lower demand and tight credit markets.

Operating income for the three months ended April 5, 2009 was $20.6 million, as compared to $31.6 million for the three months ended March 30, 2008, a decrease of $11.0 million, or 35%. Amortization of intangible assets was $3.6 million for the three months ended April 5, 2009, as compared to $3.7 million for the three months ended March 30, 2008. Restructuring and lease charges were $3.0 million for the three months ended April 5, 2009 as a result of our Q1 2009 Plan. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions completed in fiscal year 2009 were approximately $1.0 million for the three months ended April 5, 2009. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2009 was approximately $0.2 million for the three months ended April 5, 2009. The combined unfavorable impact of decreased sales volume, increased sales and marketing expenses, particularly in emerging territories, and increased pension expenses decreased operating income, which was partially offset by productivity improvements.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures, make acquisitions, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are from our operations and the capital markets, particularly the debt markets. In the near term, we anticipate that our operations will generate sufficient cash to fund our operating expenses, capital expenditures, interest payments on our debt and dividends on our common stock. In the long term, we expect to use internally generated funds and external sources to satisfy our debt and other long-term liabilities.

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

On October 23, 2008, we announced that our Board has authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 22, 2012 unless this authorization is terminated earlier by our Board, and may be suspended or discontinued at any time. During the first quarter of fiscal year 2009, we repurchased 1,000,000 shares of our common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Our Board has authorized us to repurchase shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first quarter of fiscal year 2009, we repurchased 27,102 shares of our common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

At April 5, 2009, we had cash and cash equivalents of approximately $162.0 million and an amended senior unsecured revolving credit facility with $242.0 million available for additional borrowing.

In connection with the settlement of an insurance claim resulting from a fire that occurred at our facility in Boston, Massachusetts in March 2005, we accrued $9.7 million during fiscal year 2007, representing our management’s estimate of the total cost for decommissioning the building, including environmental matters, that was damaged in the fire. We paid $1.6 million during the first three months of fiscal year 2009, $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building. We anticipate that the remaining payments of $2.6 million will be completed by the end of fiscal year 2009.

Our businesses have not been materially affected by weakening economic conditions in the global financial markets and the economy in general. However, recent distress in these markets has adversely impacted financial markets by severely diminishing liquidity and credit availability, creating extreme volatility in security prices, widening credit spreads, and decreasing valuations of certain investments. The widening credit spreads may create a less favorable environment for certain of our businesses and may affect the fair value of financial instruments that we issue or hold. Increases in credit spreads, as well as limitations on the availability of credit at rates we consider to be reasonable, could affect our ability to borrow under future potential facilities on a secured or unsecured basis, which may adversely affect our liquidity and results of operations.

Our pension plans have not experienced any material impact on liquidity or counterparty exposure due to the volatility in the credit markets; however, as a result of losses experienced in global equity markets, our pension funds had a negative return for fiscal year 2008 and first quarter of fiscal year 2009, which in turn created increased pension costs in fiscal year 2009 and potentially in additional future periods. In addition, we may be required to fund our pension plans with a contribution of approximately $18.0 million by fiscal year 2010, and we could potentially have to make additional funding payments in future periods. We cannot predict how long these conditions will exist or how our businesses may be affected. In difficult global financial markets, we may be forced to fund our operations at a higher cost, or we may be unable to raise as much funding as we need to support our business activities.

Cash Flows

Operating Activities. Net cash provided by continuing operations was $18.8 million for the three months ended April 5, 2009, as compared to net cash provided by continuing operations of $24.9 million for the three months ended March 30, 2008, a decrease of $6.0 million. The decrease in cash provided by operating activities for the three months ended April 5, 2009 was driven by a decrease of $10.0 million in our accounts receivable securitization facility during the first three months ended April 5, 2009, which totaled $30.0 million and $40.0 million at April 5, 2009 and December 28, 2008, respectively. Depreciation and amortization was $21.6 million, income from continuing operations was $15.1 million, and restructuring and lease charges were $7.8 million. These amounts were partially offset by a net increase in working capital of $12.9 million. Contributing to the net increase in working capital for the three months ended April 5, 2009, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts payable of $20.8 million and an increase in inventory of $12.5 million, which was offset by a decrease in accounts receivable of $20.4 million, which included the reduction in the accounts receivable securitization of $10.0 million. The increase in inventory was primarily the result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve timing of sales. The decrease in accounts payable was a result of the timing of disbursements during the first three months of fiscal year 2009. The decrease in accounts receivable was a result of lower sales volume, as well as strong performance in accounts receivable collections during the first three months of fiscal year 2009. Changes in accrued expenses, other assets and liabilities and other items, net, totaled $12.8 million for the three months ended April 5, 2009, and primarily related to the timing of payments for tax, restructuring and salary and benefits.

Investing Activities. Net cash used in continuing operations investing activities was $32.5 million for the three months ended April 5, 2009, as compared to $82.2 million of cash used in continuing operations investing activities for the three months ended March 30, 2008. For the three months ended April 5, 2009, we used $20.6 million of net cash for acquisitions and we used $7.7 million in related transaction costs, earn-out payments, acquired licenses and other costs in connection with these and other transactions. Capital expenditures for the three months ended April 5, 2009 were $5.6 million, mainly in the areas of tooling and other capital equipment purchases. These cash outflows were partially offset by $1.4 million related to the release of restricted cash balances.

Financing Activities. Net cash provided by continuing operations financing activities was $10.9 million for the three months ended April 5, 2009, as compared to $41.4 million provided by continuing operations financing activities for the three months ended March 30, 2008. For the three months ended April 5, 2009, we repurchased approximately 1.0 million shares of our common stock, including 27,102 shares to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $14.6 million. This compares to repurchases of 17,549 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $0.4 million for the three months ended March 30, 2008. This use of cash was offset by proceeds from common stock option exercises of $0.3 million, offset by the related tax expense of $0.1 million for the three months ended April 5, 2009. During the three months ended April 5, 2009, debt borrowings from our amended senior unsecured revolving credit facility totaled $105.0 million, which was offset by debt reductions of $71.6 million. This compares to debt borrowings from our amended senior unsecured revolving credit facility of $355.0 million, which was offset by debt reductions of $305.0 million for the three months ended March 30, 2008. We also paid $8.2 million in dividends during the three months ended April 5, 2009.

Borrowing Arrangements

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, we entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety our previous senior revolving credit agreement dated as of October 31, 2005. During the first quarter of fiscal year 2008, we exercised our option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $14.0 million were issued under the previous facility, which are treated as issued under the amended facility. We use the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin or the base rate. The Eurocurrency margin as of April 5, 2009 was 40 basis points. The weighted average Eurocurrency interest rate as of April 5, 2009 was 0.51%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.91%. We had drawn down approximately $394.0 million of borrowings in U.S. Dollars under the facility as of April 5, 2009, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, which are consistent with those financial covenants contained in our previous senior revolving credit agreement. The financial covenants in our amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if our credit rating is down-graded below investment grade. We were in compliance with all applicable covenants as of April 5, 2009, and anticipate being in compliance for the duration of the term of the credit facility.

6% Senior Unsecured Notes. On May 30, 2008, we issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on May 30th and November 30th. We may redeem some or all of our 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in our 6% senior notes include debt-to-capital ratios which, if our credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. We were in compliance with all applicable covenants as of April 5, 2009, and anticipate being in compliance for the duration of the term of the notes.

We entered into forward interest rate contracts that were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes. We did not recognize any ineffectiveness related to these cash flow hedges. We recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss related to these cash flow hedges. As of April 5, 2009, the balance remaining in other comprehensive loss related to these cash flow hedges was $7.4 million, net of taxes of $4.8 million. The derivative losses are amortized into interest expense when the hedged exposure affects interest expense. We amortized into interest expense $0.5 million during the first three months of fiscal year 2009 and $1.2 million during fiscal year 2008 for these derivative losses.

Off-Balance Sheet Arrangements

Receivables Securitization Facility

During fiscal year 2001, we established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third-party financial institution. Under this arrangement, we sold, on a revolving basis, certain of our accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third-party financial institution. As collections reduce the balance of sold accounts receivable, new receivables are sold. Our consolidated subsidiary retains the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts has been provided for on our balance sheets. The amount of receivables sold and outstanding with the third-party financial institution may not exceed $50.0 million. Under the terms of this arrangement, our consolidated subsidiary retains collection and administrative responsibilities for the balances. The aggregate amount of receivables sold to the consolidated subsidiary was $47.6 million as of April 5, 2009 and $72.8 million as of December 28 2008. At April 5, 2009 and December 28, 2008, an undivided interest of $30.0 million and $40.0 million, respectively, in the receivables had been sold to the third-party financial institution under this agreement. The remaining interest in receivables of $17.6 million and $32.8 million that were sold to and held by the consolidated subsidiary were included in accounts receivable in the condensed consolidated financial statements at April 5, 2009 and December 28, 2008, respectively. In the future we may reduce the balance of the receivables that are sold to the third-party financial institution under this agreement.

The agreement requires the third-party financial institution to be paid interest during the period from the date the receivable is sold to its maturity date. At April 5, 2009, the effective interest rate was LIBOR plus approximately 250 basis points. The servicing fees received constitute adequate compensation for services performed. No servicing asset or liability is therefore recorded. The agreement also includes conditions that require us to maintain a senior unsecured credit rating of BB or above, as defined by Standard & Poor’s Rating Services, and Ba2 or above, as defined by Moody’s Investors Service. At April 5, 2009, we had a senior unsecured credit rating of BBB, with a stable outlook from Standard & Poor’s Rating Services, and of Baa3, with a stable outlook from Moody’s Investors Service. In March 2009, our consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization facility to December  30, 2009.

Dividends

Our Board declared regular quarterly cash dividends of seven cents per share in the first quarter of fiscal year 2009 and in each quarter of fiscal year 2008. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under SFAS No. 141(R), acquisition costs are generally expensed as incurred; noncontrolling interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect income tax expense. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. We adopted SFAS No. 141(R) in the first quarter of fiscal year 2009. The adoption of SFAS No. 141(R) did not have a significant impact on our acquisition activity in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted SFAS No. 160 in the first quarter of fiscal year 2009. The adoption of SFAS No. 160 did not have a significant impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, financial performance, and cash flows. SFAS No. 161 also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and cross-referencing within footnotes. We adopted SFAS No. 161 in the first quarter of fiscal year 2009 and have evaluated the requirements of SFAS No. 161, which provides for additional disclosure on our derivative instruments. The adoption of SFAS No. 161 did not have a significant impact on our condensed consolidated financial statements. See Notes 17 and 18 to our condensed consolidated financial statements for our disclosure on derivative instruments and hedging activities.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other accounting principles. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. We adopted FSP No. 142-3 in the first quarter of fiscal year 2009. The adoption of FSP No. 142-3 did not have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. 141(R)-1”), which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). FSP No. 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after December 15, 2008. We adopted FSP No. 141(R)-1 in the first quarter of fiscal year 2009 in conjunction with the adoption of SFAS No. 141(R). The adoption of FSP No. 141(R)-1 did not have a significant impact on our acquisition activity in the first quarter of fiscal year 2009.

Effects of Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. Pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). FSP No. 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, including the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP No. 132(R)-1 will be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of FSP No. 132(R)-1 are not required for earlier periods that are presented for comparative purposes. We will be required to adopt FSP No. 132(R)-1 in the fourth quarter of fiscal year 2009. FSP No. 132(R)-1 provides only disclosure requirements; the adoption of this standard will not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. 157-4 amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP No. 157-4 will be applied prospectively with retrospective application not permitted, and will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP No. 157-4 must also early adopt FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and 124-2”). Additionally, if an entity elects to early adopt either FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”) or FSP No. 115-2 and 124-2, it must also elect to early adopt FSP No. 157-4. We will be required to adopt FSP No. 157-4 in the second quarter of fiscal year 2009. We are currently evaluating the requirements of FSP No. 157-4 and do not believe that it will have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 115-2 and 124-2. FSP No. 115-2 and 124-2 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance found therein more operational and to improve the presentation of other-than-temporary impairments in financial statements. FSP No. 115-2 and 124-2 will replace the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis. FSP No. 115-2 and 124-2 provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although FSP No. 115-2 and 124-2 does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. FSP No. 115-2 and 124-2 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP No. 115-2 and 124-2 only if it also elects to early adopt FSP No. 157-4. Also, if an entity elects to early adopt either FSP No. 157-4 or FSP No. 107-1 and APB 28-1, the entity also is required to early adopt FSP No. 115-2 and 124-2. We will be required to adopt FSP No. 115-2 and 124-2 in the second quarter of fiscal year 2009. We are currently evaluating the requirements of FSP No. 115-2 and 124-2 and do not believe that it will have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1. FSP No. 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to FSP No. 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed annually. FSP No. 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP No. 107-1 and APB 28-1 will be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP No. 107-1 and APB 28-1 only if it also elects to early adopt FSP No. 157-4 and FSP No. 115-2 and 124-2. FSP No. 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP No. 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. We will be required to adopt FSP No. 107-1 and APB 28-1 in the second quarter of fiscal year 2009. We are currently evaluating the requirements of FSP No. 107-1 and APB 28-1 and do not believe that it will have a significant impact on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure is not materially different from the disclosure provided under the heading, “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” in our 2008 Form 10-K.

Foreign Exchange Risk. The potential change in foreign currency exchange rates poses a substantial risk to us, as approximately 60% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain balance sheet foreign currency transaction exposures. The intent is to offset gains and losses that occur on the underlying exposures from these currencies, with gains and losses resulting from the forward contracts that hedge these exposures. In addition, we are able to partially mitigate the impact that fluctuations in currencies have on our net income as a result of our manufacturing facilities located in countries outside the United States, material sourcing and other spending which occur in countries outside the United States, resulting in natural hedges.

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $108.5 million and $123.0 million as of April 5, 2009 and March 30, 2008, respectively. The fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days during both fiscal years 2009 and 2008.

We do not enter into foreign currency derivative contracts for trading or other speculative purposes, nor do we use leveraged financial instruments. Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. Dollar weakens against other currencies in which we transact business, generally sales and net income will be positively, but not proportionately impacted.

Foreign Currency Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” of our 2008 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.

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

We entered into forward interest rate contracts that were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million, upon the issuance of our 6% senior unsecured notes. We did not recognize any ineffectiveness related to these cash flow hedges. We recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss related to these cash flow hedges. As of April 5, 2009, the balance remaining in other comprehensive loss related to these cash flow hedges was $7.4 million, net of taxes of $4.8 million. The derivative losses are amortized into interest expense when the hedged exposure affects interest expense. We amortized into interest expense $0.5 million during the first three months of fiscal year 2009 and $1.2 million during fiscal year 2008 for these derivative losses.

Interest Rate Risk—Sensitivity. Our 2008 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. We refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” in our 2008 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended April 5, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of our quarter ended April 5, 2009, our Chief Executive Officer and our Acting Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 5, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. On March 16, 2009, the summary judgment motions were denied without prejudice and the case was stayed until the federal appellant court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc., which involves a number of the same patents.

PharmaStem Therapeutics, Inc. (“PharmaStem”) filed a complaint dated February 22, 2002 against ViaCell, Inc. (“ViaCell”), which is now our wholly owned subsidiary, and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem I”). After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that ViaCell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. However, the United States Supreme Court denied certiorari in March 2008, so the decision by the United States Court of Appeals for the Federal Circuit in favor of ViaCell is final and non-appealable. PharmaStem had also filed a second complaint against ViaCell and other defendants in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem II”). The Delaware court granted ViaCell’s motion in October 2005 to stay the proceedings in PharmaStem II pending the outcome of PharmaStem I and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. On September 2, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,461,645, and on September 16, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,569,427. As a result of the cancellation of all patent claims involved in PharmaStem II by the U.S. PTO, we will seek a dismissal of all claims for relief set forth by PharmaStem in PharmaStem II.

We believe we have meritorious defenses to these lawsuits and other proceedings, and we are contesting the actions vigorously in all of the above unresolved matters. While each of these matters is subject to uncertainty, in the opinion of our management, based on its review of the information available at this time, the resolution of these matters will not have a material adverse impact on our condensed consolidated financial statements.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 5, 2009 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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

We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as Opto Technology Inc., acquired in January 2009. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

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

To finance our acquisitions, we may have to raise additional funds, either through public or private financings. We may be unable to obtain such funds or may be able to do so only on terms unacceptable to us. We may also incur expenses related to completing acquisitions or licensing technologies, or in evaluating potential acquisitions or technologies, which expenses may adversely impact our profitability.

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

Given the nature of the markets in which we participate, we cannot reliably predict future sales and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. Thus, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	adverse changes in the level of economic activity in regions in which we do business,

•	decline in general economic conditions or government funding,

•	adverse income tax audit settlements,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	adverse changes in industries, such as pharmaceutical and biomedical,

•	changes in the portions of our sales represented by our various products and customers,

•	delays or problems in the introduction of new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	increased costs of raw materials, energy or supplies,

•	changes in the volume or timing of product orders, and

•	changes in assumptions used to determine contingent consideration in acquisitions.

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

Some of the products produced by our Human Health segment are subject to regulation by the United States Food and Drug Administration and similar agencies internationally. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales, resales and distribution. If we fail to comply with those regulations or those of similar international agencies, we may have to recall products, cease their manufacture and distribution, and may be subject to fines or criminal prosecution. Other aspects of our operations are subject to regulation by different government agencies in the United States and other countries. If we fail to comply with those regulations, we could be subject to fines, penalties, criminal prosecution or other sanctions.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal quarter ended April 5, 2009. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

As of April 5, 2009, our total assets included $1.8 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

Adverse changes in our business, adverse changes in the assumptions used to determine the fair value of our reporting units, or the failure to grow our Human Health and Environmental Health segments may result in impairment of our intangible assets, which could adversely affect our results of operations.

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

On January 28, 2009, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2009 that was paid in May 2009. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2008 – February 1, 2009	27,102	$13.85	0	9,000,000
February 2, 2009 – March 1, 2009	1,000,000	$14.17	1,000,000	8,000,000
March 2, 2009 – April 5, 2009	0	$0.00	0	8,000,000

Activity for quarter ended April 5, 2009	1,027,102	$13.43	1,000,000	8,000,000

(1)	On October 23, 2008, we announced that our Board has authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 22, 2012 unless this authorization is terminated earlier by our Board, and may be suspended or discontinued at any time. During the first quarter of fiscal year 2009, we repurchased 1,000,000 shares of our common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
(2)	Our Board has authorized us to repurchase shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first quarter of fiscal year 2009, we repurchased 27,102 shares of our common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended April 5, 2009. The following matters were submitted to a vote of the stockholders at our 2009 annual meeting of stockholders held on April 28, 2009: (i) a proposal to elect the nine nominees for director named below for terms of one year each; (ii) a proposal to ratify the selection of Deloitte & Touche LLP as our independent auditors for the current fiscal year; and (iii) a proposal to approve the PerkinElmer, Inc., 2009 Incentive Plan. The number of shares of common stock outstanding and eligible to vote as of the record date of March 2, 2009 was 116,177,940. Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining, and if applicable, the number of broker non-votes, for the other matters submitted to a vote of the shareholders at the meeting.

Proposal #1 – To elect the following nominees as our directors for terms of one year each:

	For	Against	Abstain
Friel, Robert F.	102,513,708	2,670,282	950,284
Lopardo, Nicholas A.	101,466,827	3,705,317	962,130
Michas, Alexis P.	101,776,840	3,401,655	955,779
Mullen, James C.	101,943,740	3,233,967	956,567
Sato, Vicki L.	101,863,416	3,255,564	1,015,294
Schmergel, Gabriel	101,928,723	3,253,062	952,489
Sicchitano, Kenton J.	101,963,945	3,213,528	956,801
Sullivan, Patrick J.	102,540,125	2,640,208	953,941
Tod, G. Robert	95,255,322	9,855,382	1,023,570

Proposal #2 – To ratify the selection of Deloitte & Touche LLP as our independent auditors for the current fiscal year.

For	Against	Abstain
103,431,638	1,641,405	1,061,231

Proposal #3 – To approve the PerkinElmer, Inc., 2009 Incentive Plan.

For	Against	Abstain	Broker Non-votes
80,797,876	13,037,104	1,120,895	11,178,399

Item 6.	Exhibits

Exhibit Number	Exhibit Name

3.1	Amended and Restated By-laws of PerkinElmer, Inc., filed with the SEC on April 28, 2009 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference.

10.1	Employee Agreement by and between Frank Anders Wilson and PerkinElmer, Inc. dated as of April 28, 2009 and filed with the SEC on April 30, 2009 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference.

10.2	2009 Incentive Plan, filed as Appendix A to PerkinElmer’s Proxy Statement on Schedule 14A filed with the SEC on March 20, 2009 and incorporated herein by reference.

10.3	Form of Stock Option Agreement given by PerkinElmer, Inc. to its chief executive officer for use under the 2009 Incentive Plan, filed with the SEC on April 28, 2009 as Exhibit 10.2 to our Current Report on Form 8-K and incorporated herein by reference.

10.4	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2009 Incentive Plan, filed with the SEC on April 28, 2009 as Exhibit 10.3 to our Current Report on Form 8-K and incorporated herein by reference.

10.5	Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2009 Incentive Plan, filed with the SEC on April 28, 2009 as Exhibit 10.4 to our Current Report on Form 8-K and incorporated herein by reference.

10.6	Form of Restricted Stock Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the SEC on April 28, 2009 as Exhibit 10.5 to our Current Report on Form 8-K and incorporated herein by reference.

Exhibit Number	Exhibit Name

10.7	Form of Restricted Stock Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the SEC on April 28, 2009 as Exhibit 10.6 to our Current Report on Form 8-K and incorporated herein by reference.

10.8	Form of Restricted Stock Unit Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the SEC on April 28, 2009 as Exhibit 10.7 to our Current Report on Form 8-K and incorporated herein by reference.

10.9	Form of Restricted Stock Unit Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the SEC on April 28, 2009 as Exhibit 10.8 to our Current Report on Form 8-K and incorporated herein by reference.

10.10	Amended and Restated Receivables Sale Agreement dated as of March 20, 2009 among PerkinElmer Receivables Company, PerkinElmer, Inc., ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Amended and Restated Receivables Sale Agreement”).

10.11	The Fourth Amendment, dated as of March 20, 2009, to the Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc. and certain subsidiaries of PerkinElmer, Inc. as Originators, and PerkinElmer Receivables Company as Buyer.

10.12*	Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc., ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sales Agreement”).

10.13*	The Fourth Amendment to the Receivables Sale Agreement dated as of January 31, 2003.

10.14*	The Fifth Amendment to the Receivables Sale Agreement dated as of March 26, 2003.

10.15*	The Eleventh Amendment to the Receivables Sale Agreement dated as of November 10, 2005.

10.16	The Seventeenth Amendment to the Receivables Sale Agreement dated as of February 27, 2009.

10.17*	Amended and Restated Credit Agreement, dated as of August 13, 2007, among PerkinElmer, Inc. and Wallac Oy as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc. and HSBC Bank USA, National Association, as Co-Syndication Agents, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Lenders party thereto.

10.18*	Note Purchase Agreement, dated as of May 30, 2008 by and among PerkinElmer, Inc. and the Northwestern Mutual Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, Aviva Life and Annuity Company, American Investors Life Insurance Company, the Lincoln National Life Insurance Company, Physicians Life Insurance Company, Hartford Life and Accident Insurance Company, Allianz Life Insurance Company of North America, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Hakone Fund II LLC, Great-West Life & Annuity Insurance Company, Knights of Columbus, the Ohio National Life Insurance Company and Ohio National Life Assurance Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Refiled to include schedules and/or exhibits inadvertently omitted from prior filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/S/ MICHAEL L. BATTLES
Michael L. Battles Acting Chief Financial Officer, Vice President, Chief Financial Officer—Human Health, and Chief Accounting Officer

May 15, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Name

3.1	Amended and Restated By-laws of PerkinElmer, Inc., filed with the SEC on April 28, 2009 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference.

10.1	Employee Agreement by and between Frank Anders Wilson and PerkinElmer, Inc. dated as of April 28, 2009 and filed with the SEC on April 30, 2009 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference.

10.2	2009 Incentive Plan, filed as Appendix A to PerkinElmer’s Proxy Statement on Schedule 14A filed with the SEC on March 20, 2009 and incorporated herein by reference.

10.3	Form of Stock Option Agreement given by PerkinElmer, Inc. to its chief executive officer for use under the 2009 Incentive Plan, filed with the SEC on April 28, 2009 as Exhibit 10.2 to our Current Report on Form 8-K and incorporated herein by reference.

10.4	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2009 Incentive Plan, filed with the SEC on April 28, 2009 as Exhibit 10.3 to our Current Report on Form 8-K and incorporated herein by reference.

10.5	Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2009 Incentive Plan, filed with the SEC on April 28, 2009 as Exhibit 10.4 to our Current Report on Form 8-K and incorporated herein by reference.

10.6	Form of Restricted Stock Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the SEC on April 28, 2009 as Exhibit 10.5 to our Current Report on Form 8-K and incorporated herein by reference.

10.7	Form of Restricted Stock Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the SEC on April 28, 2009 as Exhibit 10.6 to our Current Report on Form 8-K and incorporated herein by reference.

10.8	Form of Restricted Stock Unit Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the SEC on April 28, 2009 as Exhibit 10.7 to our Current Report on Form 8-K and incorporated herein by reference.

10.9	Form of Restricted Stock Unit Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the SEC on April 28, 2009 as Exhibit 10.8 to our Current Report on Form 8-K and incorporated herein by reference.

10.10	Amended and Restated Receivables Sale Agreement dated as of March 20, 2009 among PerkinElmer Receivables Company, PerkinElmer, Inc., ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Amended and Restated Receivables Sale Agreement”).

10.11	The Fourth Amendment, dated as of March 20, 2009, to the Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc. and certain subsidiaries of PerkinElmer, Inc. as Originators, and PerkinElmer Receivables Company as Buyer.

10.12*	Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc., ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sales Agreement”).

10.13*	The Fourth Amendment to the Receivables Sale Agreement dated as of January 31, 2003.

10.14*	The Fifth Amendment to the Receivables Sale Agreement dated as of March 26, 2003.

10.15*	The Eleventh Amendment to the Receivables Sale Agreement dated as of November 10, 2005.

Exhibit Number	Exhibit Name

10.16	The Seventeenth Amendment to the Receivables Sale Agreement dated as of February 27, 2009.

10.17*	Amended and Restated Credit Agreement, dated as of August 13, 2007, among PerkinElmer, Inc. and Wallac Oy as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc. and HSBC Bank USA, National Association, as
Co-Syndication Agents, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as
Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Lenders party thereto.

10.18*	Note Purchase Agreement, dated as of May 30, 2008 by and among PerkinElmer, Inc. and the Northwestern Mutual Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, Aviva Life and Annuity Company, American Investors Life Insurance Company, the Lincoln National Life Insurance Company, Physicians Life Insurance Company, Hartford Life and Accident Insurance Company, Allianz Life Insurance Company of North America, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Hakone Fund II LLC, Great-West Life & Annuity Insurance Company, Knights of Columbus, the Ohio National Life Insurance Company and Ohio National Life Assurance Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Refiled to include schedules and/or exhibits inadvertently omitted from prior filings.