Form 10-Q
period 2009-07-05
PERKINELMER INC
filed 2009-08-14
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-5075

PerkinElmer, Inc.

(Exact name of Registrant as specified in its Charter)

Massachusetts	04-2052042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

940 Winter Street

Waltham, Massachusetts 02451

(Address of principal executive offices) (Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No ☑

As of August 7, 2009, there were outstanding 116,703,357 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands, except per share data)
Sales	$434,575	$504,965	$866,149	$963,685
Cost of sales	247,102	289,935	490,721	556,541
Selling, general and administrative expenses	123,962	141,750	252,376	272,584
Research and development expenses	25,568	28,924	51,541	56,771
Restructuring and lease (reversals) charges, net	—	(305)	7,823	(305)

Operating income from continuing operations	37,943	44,661	63,688	78,094
Interest and other expense, net	4,181	4,949	9,018	10,259

Income from continuing operations before income taxes	33,762	39,712	54,670	67,835
Provision for income taxes	10,807	10,120	16,654	17,504

Net income from continuing operations	22,955	29,592	38,016	50,331
(Loss) income from discontinued operations, net of income taxes	(1,051)	904	(3,964)	672
Loss on disposition of discontinued operations, net of income taxes	(399)	(6,790)	(1,988)	(7,159)

Net income	$21,505	$23,706	$32,064	$43,844

Basic earnings (loss) per share:
Continuing operations	$0.20	$0.25	$0.33	$0.43
(Loss) income from discontinued operations, net of income taxes	(0.01)	0.01	(0.03)	0.01
Loss on disposition of discontinued operations, net of income taxes	(0.00)	(0.06)	(0.02)	(0.06)

Net income	$0.19	$0.20	$0.28	$0.37

Diluted earnings (loss) per share:
Continuing operations	$0.20	$0.25	$0.33	$0.42
(Loss) income from discontinued operations, net of income taxes	(0.01)	0.01	(0.03)	0.01
Loss on disposition of discontinued operations, net of income taxes	(0.00)	(0.06)	(0.02)	(0.06)

Net income	$0.18	$0.20	$0.28	$0.37

Weighted average shares of common stock outstanding:
Basic	116,063	117,811	116,235	117,558
Diluted	116,268	119,263	116,410	118,861
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 5, 2009	December 28, 2008
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$151,339	$179,110
Accounts receivable, net	328,228	327,636
Inventories, net	216,320	197,967
Other current assets	107,447	111,087
Current assets of discontinued operations	16,620	14,947

Total current assets	819,954	830,747

Property, plant and equipment, net:
At cost	581,471	570,257
Accumulated depreciation	(380,601)	(365,843)

Property, plant and equipment, net	200,870	204,414
Marketable securities and investments	2,031	3,459
Intangible assets, net	456,363	452,473
Goodwill	1,425,437	1,396,292
Other assets, net	35,747	38,760
Long-term assets of discontinued operations	5,471	5,622

Total assets	$2,945,873	$2,931,767

Current liabilities:
Short-term debt	$—	$40
Accounts payable	153,905	169,447
Accrued restructuring and integration costs	9,017	5,904
Accrued expenses	317,197	323,815
Current liabilities of discontinued operations	16,689	17,036

Total current liabilities	496,808	516,242

Long-term debt	524,000	509,040
Long-term liabilities	347,472	335,354
Long-term liabilities of discontinued operations	3,261	3,188

Total liabilities	1,371,541	1,363,824

Commitments and contingencies (see Note 19)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 116,703,000 and 117,112,000 shares at July 5, 2009 and December 28, 2008, respectively	116,703	117,112
Capital in excess of par value	242,984	246,549
Retained earnings	1,251,276	1,235,521
Accumulated other comprehensive loss	(36,631)	(31,239)

Total stockholders’ equity	1,574,332	1,567,943

Total liabilities and stockholders’ equity	$2,945,873	$2,931,767

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 5, 2009	June 29, 2008
	(In thousands)
Operating activities:
Net income	$32,064	$43,844
Add: loss (income) from discontinued operations, net of income taxes	3,964	(672)
Add: loss on disposition of discontinued operations, net of income taxes	1,988	7,159

Net income from continuing operations	38,016	50,331
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Restructuring and lease charges (reversals), net	7,823	(305)
Depreciation and amortization	43,879	43,916
Stock-based compensation	8,165	8,272
Amortization of deferred debt issuance costs	1,270	797
Gains on dispositions, net	—	(1,158)
Amortization of acquired inventory revaluation	215	—
Changes in operating assets and liabilities which (used) provided cash, excluding effects from companies purchased and divested:
Accounts receivable, net	(2,760)	7,199
Inventories, net	(14,116)	(11,761)
Accounts payable	(14,723)	6,317
Accrued expenses and other	(9,559)	(6,862)

Net cash provided by operating activities of continuing operations	58,210	96,746
Net cash used in operating activities of discontinued operations	(6,990)	(1,884)

Net cash provided by operating activities	51,220	94,862
Investing activities:
Capital expenditures	(13,047)	(17,896)
Changes in restricted cash balances	1,412	—
Payments for business development activity	—	(148)
Proceeds from disposition of investments, net	—	1,158
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(49,222)	(86,358)

Net cash used in investing activities of continuing operations	(60,857)	(103,244)
Net cash used in investing activities of discontinued operations	(175)	(1,573)

Net cash used in investing activities	(61,032)	(104,817)
Financing activities:
Payments on debt	(185,611)	(510,500)
Proceeds from borrowings	197,000	365,500
Proceeds from the sale of senior subordinated debt	—	150,000
Payment of debt issuance costs	(7)	(1,841)
Settlement of cash flow hedges	—	(11,702)
Payments on other credit facilities	(81)	(499)
Tax benefit from exercise of common stock options	25	108
Proceeds from issuance of common stock under stock plans	2,079	18,368
Purchases of common stock	(14,587)	(408)
Dividends paid	(16,358)	(16,487)

Net cash used in financing activities	(17,540)	(7,461)

Effect of exchange rate changes on cash and cash equivalents	(419)	7,519

Net decrease in cash and cash equivalents	(27,771)	(9,897)
Cash and cash equivalents at beginning of period	179,110	203,348

Cash and cash equivalents at end of period	$151,339	$193,451

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with the accounting principles generally accepted in the United States (the “U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of these financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2008, filed with the SEC (the “2008 Form 10-K”). The balance sheet amounts at December 28, 2008 in this report were derived from the Company’s audited 2008 consolidated financial statements included in the 2008 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended July 5, 2009 and June 29, 2008, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under SFAS No. 141(R), acquisition costs are generally expensed as incurred; noncontrolling interests are valued at fair value at the acquisition date; in-process research and development (“IPR&D”) is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period will affect income tax expense. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The Company adopted SFAS No. 141(R) in the first quarter of fiscal year 2009. The adoption of SFAS No. 141(R) did not have a significant impact on the Company’s acquisition activity or condensed consolidated financial statements in the six months ended July 5, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, financial performance, and cash flows. SFAS No. 161 also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and that cross-referencing be included within footnotes. The Company adopted SFAS No. 161 in the first quarter of fiscal year 2009 and has evaluated the requirements of SFAS No. 161, which provides for additional disclosure on the Company’s derivative instruments. See Notes 17 and 18 for the Company’s disclosure on derivative instruments and hedging activities.

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

In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. 141(R)-1”), which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). FSP No. 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. The Company adopted FSP No. 141(R)-1 in the first quarter of fiscal year 2009 in conjunction with the adoption of SFAS No. 141(R). The adoption of FSP No. 141(R)-1 did not have a significant impact on the Company’s acquisition activity or condensed consolidated financial statements in the six months ended July 5, 2009.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. 157-4 amends SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP No. 157-4 is applied prospectively with retrospective application not permitted, and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP No. 157-4 must also early adopt FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and 124-2”). Additionally, if an entity elects to early adopt either FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”) or FSP No. 115-2 and 124-2, it must also elect to early adopt FSP No. 157-4. The Company adopted FSP No. 157-4 in the second quarter of fiscal year 2009. The adoption of FSP No. 157-4 did not have a significant impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 115-2 and 124-2, which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance found therein more operational and to improve the presentation of other-than-temporary impairments in financial statements. FSP No. 115-2 and 124-2 replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of the security’s cost basis. FSP No. 115-2 and 124-2 provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and aging of securities with unrealized losses. Although FSP No. 115-2 and 124-2 does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. FSP No. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP No. 115-2 and 124-2 only if it also elects to early adopt FSP No. 157-4. Also, if an entity elects to early adopt either FSP No. 157-4 or FSP No. 107-1 and APB 28-1, the entity also is required to early adopt FSP No. 115-2 and 124-2. The Company adopted FSP No. 115-2 and 124-2 in the second quarter of fiscal year 2009. The adoption of FSP No. 115-2 and 124-2 did not have a significant impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to FSP No. 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed annually. FSP No. 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP No. 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP No. 107-1 and APB 28-1 only if it also elects to early adopt FSP No. 157-4 and FSP No. 115-2 and 124-2. FSP No. 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP No. 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP No. 107-1 and APB 28-1 in the second quarter of fiscal year 2009. The adoption of FSP No. 107-1 and APB 28-1 did not have a significant impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards for the accounting and disclosure of events or transactions that occur during the period after the balance sheet date that management will need to evaluate for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 in the second quarter of fiscal year 2009. The adoption of SFAS No. 165 did not have a significant impact on the Company’s condensed consolidated financial statements and the Company has evaluated subsequent events through August 14, 2009.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. Pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157. FSP No. 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, including the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP No. 132(R)-1 will be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of FSP No. 132(R)-1 are not required for earlier periods that are presented for comparative purposes. The Company will be required to adopt FSP No. 132(R)-1 in the fourth quarter of fiscal year 2009. FSP No. 132(R)-1 provides only disclosure requirements; the Company expects the adoption of this standard will not have a significant impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 is intended to improve practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), that are not consistent with the original intent and key requirements of SFAS No. 140, including establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, and changing the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. SFAS No. 166 also requires enhanced disclosures to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company will be required to adopt SFAS No. 166 in the first quarter of fiscal year 2010. The Company expects the adoption of SFAS No. 166 will not have a significant impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No.167”). SFAS No. 167 amends FASB Interpretation (“FIN”) No. 46 (revised 2003), “Consolidation of Variable Interest Entities” to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Also, SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a variable interest entity. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a variable interest entity. The Company will be required to adopt SFAS No. 167 in the first quarter of fiscal year 2010. The Company expects the adoption of SFAS No. 167 will not have a significant impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No.168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and requires that the FASB Accounting Standards CodificationTM (the “Codification”) will now be the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Company will be required to adopt SFAS No. 168 in the third quarter of fiscal year 2009. SFAS No. 168 provides only disclosure requirements; the Company expects the adoption of this statement will not have a significant impact on the Company’s condensed consolidated financial statements.

Note 2: Acquisitions

Acquisition of Analytica of Branford, Inc. In May 2009, the Company acquired the outstanding stock of Analytica of Branford, Inc. (“Analytica”). Analytica is a leading developer of mass spectrometry and ion source technology. The Company expects this acquisition to allow the Company to offer its customers access to critical technologies such as time-of-flight and quadrupole mass spectrometers and new ion sources that provide more complete information as well as better throughput. The Company will also gain significant intellectual property in the field of mass spectrometry and ion source technology. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the employee workforce acquired. The Company paid the shareholders of Analytica approximately $21.7 million in cash for this acquisition plus up to $1.3 million in additional consideration, which the Company expects to pay during fiscal year 2009. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, which may be tax deductible if elected by the Company. The Company reports the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Acquisition of Opto Technology Inc. In January 2009, the Company acquired the outstanding stock of Opto Technology Inc. (“Opto Technology”). Opto Technology is a supplier of light-emitting diode (“LED”) based lighting components and subsystems. The Company expects this acquisition to expand its portfolio of high brightness LED components by adding optical subsystems to provide energy efficient solid state lighting solutions to original equipment manufacturers. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the customer base acquired. The Company paid the shareholders of Opto Technology approximately $20.6 million in cash for this acquisition plus up to $8.0 million in potential additional contingent consideration, of which the Company recorded $4.9 million as the fair value at the acquisition date. During the first six months of fiscal year 2009, the Company recorded a decrease of $0.3 million to the potential additional contingent consideration as a fair value adjustment. During the first six months of fiscal year 2009, the Company received approximately $0.2 million from the former shareholders of Opto Technology for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

The Analytica and Opto Technology acquisitions were accounted for using the acquisition method of accounting. Allocations of the purchase price for these acquisitions were based on estimates of the fair value of the net assets acquired, and are subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to contingent consideration, tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration has been measured at fair value at the acquisition date with changes in the fair value after the acquisition date affecting earnings. The excess purchase price over those assigned values was recorded as goodwill. Goodwill is reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized over their respective estimated useful lives. See Note 13 below for additional details.

As of July 5, 2009, the purchase price and related allocations for the Analytica and Opto Technology acquisitions were preliminary. The preliminary allocations may be revised as a result of adjustments made to the purchase price, as well as additional information regarding assets acquired and liabilities assumed, including contingent liabilities, tax elections, deferred taxes and revisions of preliminary estimates of fair values made at the date of purchase. For acquisitions completed subsequent to fiscal year 2008, during the measurement period, the Company will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The Company expects to finalize any outstanding information no later than one year from the date of acquisition. Adjustments to the initial allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings.

The components of the preliminary purchase price and allocations for the Analytica and Opto Technology acquisitions were as follows:

	Analytica	Opto Technology
	(In thousands)
Consideration and acquisition costs:
Cash payments	$21,730	$20,604
Less: cash acquired	(293)	—
Deferred consideration	1,309	4,857
Working capital adjustments	—	(180)

Total consideration	$22,746	$25,281

Allocation of purchase price:
Current assets	$2,448	$2,155
Property, plant and equipment	91	828
Identifiable intangible assets	17,600	13,100
Goodwill	14,680	16,299
Deferred taxes	(6,530)	(4,031)
Liabilities assumed	(5,543)	(3,070)

Total	$22,746	$25,281

Note 3: Restructuring and Lease (Reversals) Charges, net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of its business units.

A description of the restructuring plans and the activity recorded for the six months ended July 5, 2009 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 3 to the consolidated financial statements in the 2008 Form 10-K.

The restructuring plan for the first quarter of fiscal year 2009 was principally to reduce resources in anticipation of decreasing demand in certain end markets. The restructuring plan for the third quarter of fiscal year 2008 was principally to shift resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. The activities associated with these plans have been reported as restructuring expenses as a component of operating expenses from continuing operations. The Company expects the impact of immediate cost savings from the restructuring plan in the first quarter of fiscal year 2009 on operating results and cash flows to approximately offset the decline in revenue. The Company expects the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as the Company will incur offsetting costs.

Q1 2009 Plan

During the first quarter of fiscal year 2009, the Company’s management approved a plan to reduce resources in anticipation of decreasing demand in certain end markets (the “Q1 2009 Plan”). As a result of the Q1 2009 Plan, the Company recognized a $4.8 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. The Company also recognized a $3.0 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. All notifications and actions related to the Q1 2009 Plan were completed by April 5, 2009.

The following table summarizes the Q1 2009 Plan activity for the six months ended July 5, 2009:

	Headcount	Severance	Closure of Excess Facility	Total
		(Dollars in thousands)
Provision	166	$7,365	$458	$7,823
Amounts paid and foreign currency translation	(157)	(2,563)	(95)	(2,658)

Balance at July 5, 2009	9	$4,802	$363	$5,165

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $4.8 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. The Company also anticipates that the remaining payments of $0.4 million for the closure of the excess facility will be paid through fiscal year 2012, in accordance with the terms of the applicable lease.

Q3 2008 Plan

During the third quarter of fiscal year 2008, the Company’s management approved a plan to shift resources into product lines that are more consistent with the Company’s growth strategy (the “Q3 2008 Plan”). As a result of the Q3 2008 Plan, the Company recognized a $4.5 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities. The Company also recognized a $3.3 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities. All notifications and actions related to the Q3 2008 Plan were completed by September 28, 2008.

The following table summarizes the Q3 2008 Plan activity for the six months ended July 5, 2009:

	Severance	Closure of Excess Facilities	Total
	(In thousands)
Balance at December 28, 2008	$2,659	$1,152	$3,811
Amounts paid and foreign currency translation	(1,421)	(230)	(1,651)

Balance at July 5, 2009	$1,238	$922	$2,160

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $1.2 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. The Company also anticipates that the remaining payments of $0.9 million for the closure of the excess facilities will be paid through fiscal year 2011, in accordance with the terms of the applicable leases.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2007 were workforce reductions related to the integration of the Company’s businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During the six months ended July 5, 2009, the Company paid $0.4 million related to these plans. As of July 5, 2009, the Company had approximately $1.7 million of remaining liabilities associated with these restructuring and integration plans, primarily relating to remaining lease obligations related to those closed facilities in both the Human Health and Environmental Health segments. The remaining terms of these leases vary in length and will be paid through fiscal year 2011.

Q3 2009 Plan

During July 2009, the Company’s management approved a plan principally intended to reduce resources in anticipation of decreasing demand in certain end markets (the “Q3 2009 Plan”). The Company expects the impact of immediate cost savings from the Q3 2009 Plan on operating results and cash flows to approximately offset the decline in revenue. The Company expects the impact of future cost savings from this restructuring activity on operating results and cash flows to be negligible, as the Company will incur offsetting costs. The activities associated with the Q3 2009 Plan will be reported as restructuring expenses as a component of operating expenses from continuing operations during the third quarter of fiscal year 2009.

As of August 7, 2009 and as a result of the Q3 2009 Plan, the Company anticipates recognizing an initial $1.1 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an additional excess facility. The Company also anticipates recognizing an initial $3.3 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, the Company was required to guarantee the obligations that the buyer of the business assumed related to the lease for the building in which the business operates. The lease obligations continue through March 2011. While the Company assigned its interest in the lease to the buyer at the time of the sale of the business, in the event the buyer defaults under the lease, the Company is responsible for all remaining lease payments and certain other building related expenses. During fiscal year 2007, the lessor of the building began the process to evict the buyer as a result of unpaid lease payments and building expenses and sought reimbursement from the Company. The Company recorded a charge of $2.7 million related to payments for this lease obligation. The buyer filed for bankruptcy protection on October 27, 2008 and was delinquent in making both its lease payments and payments for certain building expenses, requiring the Company to make payments of $0.4 million during fiscal year 2008. In addition, the Company made payments of $0.4 million during the first six months of fiscal year 2009. As of July 5, 2009, the Company is still responsible for the remaining accrual of $1.9 million, which relates to the remaining lease and building obligations through March 2011, reduced by estimated sublease rentals reasonably expected to be obtained for the property.

Note 4: Interest and Other Expense, net

Interest and other expense, net consisted of the following:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)
Interest income	$(176)	$(827)	$(653)	$(2,185)
Interest expense	4,229	5,746	8,817	12,064
Gains on dispositions of investments, net	—	(269)	—	(1,158)
Other expense, net	128	299	854	1,538

Total interest and other expense, net	$4,181	$4,949	$9,018	$10,259

Note 5: Inventories, net

Inventories consisted of the following:

	July 5, 2009	December 28, 2008
	(In thousands)
Raw materials	$83,056	$78,097
Work in progress	20,473	16,191
Finished goods	112,791	103,679

Total inventories, net	$216,320	$197,967

Note 6: Income Taxes

The Company regularly reviews its tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits. Adjustments are made to the Company’s unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

At July 5, 2009, the Company had gross tax effected unrecognized tax benefits of $42.7 million, of which $39.6 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations. With the Company’s adoption of SFAS No. 141(R) in the first quarter of fiscal year 2009, changes in deferred tax asset valuation allowances and income tax uncertainties, after the acquisition date, will affect income tax expense, including those associated with acquisitions that closed prior to the effective date of SFAS No. 141(R).

At July 5, 2009, the Company had $9.0 million of accrued liabilities for uncertain tax positions, including accrued interest, net of tax benefits, and penalties, which should be resolved within the next year as a result of the completion of various audits. A portion of the accrued liabilities for uncertain tax positions could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as to income tax of numerous state and foreign jurisdictions.

During the third quarter of fiscal year 2009, the Company has or expects to effectively settle several income tax audits worldwide, including Hong Kong, the United Kingdom and the United States, covering various years ranging from 2006 through 2007. Settling these audits will result in the recognition of income tax benefits in an estimated amount up to $3.0 million. Tax years ranging from 1998 through 2008 remain open to examination by various state and foreign tax jurisdictions (such as Singapore, Canada, Germany, the United Kingdom and the United States) in which the Company has significant business operations. The tax years under examination vary by jurisdiction.

Note 7: Debt

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, the Company entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety the Company’s previous senior revolving credit agreement dated as of October 31, 2005. During the first quarter of fiscal year 2008, the Company exercised its option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $14.0 million were issued under the previous facility, which are treated as issued under the amended facility. The Company uses the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin, or the base rate. The Eurocurrency margin as of July 5, 2009 was 40 basis points. The weighted average Eurocurrency interest rate as of July 5, 2009 was 0.31%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.71%. The Company had drawn down approximately $374.0 million of borrowings in U.S. Dollars under the facility as of July 5, 2009, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, which are consistent with those financial covenants contained in the Company’s previous senior revolving credit agreement. The financial covenants in the Company’s amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if the Company’s credit rating is down-graded below investment grade. The Company was in compliance with all applicable covenants as of July 5, 2009.

6% Senior Unsecured Notes. On May 30, 2008, the Company issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on May 30th and November 30th. The Company may redeem some or all of its 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in the Company’s 6% senior notes include debt-to-capital ratios which, if the Company’s credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. The Company was in compliance with all applicable covenants as of July 5, 2009.

The Company entered into forward interest rate contracts in October 2007 that were intended to hedge movements in interest rates prior to the Company’s expected debt issuance. In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of the Company’s 6% senior unsecured notes. The Company did not recognize any ineffectiveness related to these cash flow hedges. The Company recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss related to these cash flow hedges. As of July 5, 2009, the balance remaining in accumulated other comprehensive loss related to these cash flow hedges, net of taxes of $4.6 million, was $7.1 million. The derivative losses are amortized into interest expense when the hedged exposure affects interest expense. The Company amortized into interest expense $1.0 million during the first six months of fiscal year 2009 and $1.2 million during fiscal year 2008 for these derivative losses.

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

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)
Number of common shares—basic	116,063	117,811	116,235	117,558
Effect of dilutive securities:
Stock options	117	1,380	113	1,239
Restricted stock	88	72	62	64

Number of common shares—diluted	116,268	119,263	116,410	118,861

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	8,882	6,042	9,935	6,987

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of the Company’s common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 9: Comprehensive Income

The components of comprehensive income, net of income taxes, consist of the following:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)
Net income	$21,505	$23,706	$32,064	$43,844
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	42,131	(4,054)	(6,141)	34,789
Unrealized net gains (losses) on securities	47	41	150	(12)
Realized net losses on cash flow hedges reclassified to earnings	299	—	599	—
Unrealized and realized net gains (losses) on cash flow hedges	—	5,348	—	(8,013)

	42,477	1,335	(5,392)	26,764

Comprehensive income, net of income taxes	$63,982	$25,041	$26,672	$70,608

The components of accumulated other comprehensive loss, net of income taxes, consist of the following:

	July 5, 2009	December 28, 2008
	(In thousands)
Foreign currency translation adjustments	$76,964	$83,105
Unrecognized losses and prior service costs	(106,300)	(106,300)
Unrealized net losses on securities	(218)	(368)
Net losses on cash flow hedges	(7,077)	(7,676)

Accumulated other comprehensive loss, net of income taxes	$(36,631)	$(31,239)

Note 10: Industry Segment Information

The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

Beginning with fiscal year 2009, the Company has realigned its businesses in a manner intended to allow the Company to prioritize its capabilities on two key strategic operating areas – Human Health and Environmental Health. The Company realigned into these two new operating segments to align its resources to meet the demands of the markets the Company serves and to focus on the important outcomes enabled by its technologies. The Company evaluates the performance of its operating segments based on sales and operating income. Intersegment sales and transfers are not significant. The Company’s management reviews the results of the operations by these two new operating segments. The accounting policies of the operating segments are the same as those described in Note 1 to the consolidated financial statements in the 2008 Form 10-K. The results reported for the three and six months ended July 5, 2009 reflect this new alignment of the Company’s operating segments. Financial information in this report relating to the three and six months ended June 29, 2008 has been retrospectively adjusted to reflect the changes in the Company’s operating segments. The principal products and services of these operating segments are:

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

Sales and operating profit by segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)
Human Health
Sales	$184,850	$203,913	$362,114	$384,002
Operating income from continuing operations	24,069	19,629	36,756	31,462
Environmental Health
Sales	249,725	301,052	504,035	579,683
Operating income from continuing operations	22,486	36,320	43,117	67,956
Corporate
Operating loss from continuing operations	(8,612)	(11,288)	(16,185)	(21,324)
Continuing Operations
Sales	$434,575	$504,965	$866,149	$963,685
Operating income from continuing operations	37,943	44,661	63,688	78,094
Interest and other expense, net (see Note 4)	4,181	4,949	9,018	10,259

Income from continuing operations before income taxes	$33,762	$39,712	$54,670	$67,835

Note 11: Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of July 5, 2009 and December 28, 2008.

The Company recorded the following gains and losses, which have been reported as loss on disposition of discontinued operations:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)
Net gain (loss) on disposition of ViaCyteSM and Cellular Therapy Technology businesses	$45	$(8,451)	$(2,386)	$(8,451)
Net gain (loss) on disposition of other discontinued operations	111	283	(6)	46

Net gain (loss) on disposition of discontinued operations before income taxes	156	(8,168)	(2,392)	(8,405)
Provision for (benefit from) income taxes	555	(1,378)	(404)	(1,246)

Loss on disposition of discontinued operations, net of income taxes	$(399)	$(6,790)	$(1,988)	$(7,159)

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

In November 2007, the Company acquired ViaCell, Inc. (“ViaCell”), which specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. Following the ViaCell acquisition, the Board of Directors of the Company (the “Board”) approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The Company determined that both businesses did not strategically fit with the other products offered by the Human Health segment. The Company also determined that without investing capital into the operations of both businesses, the Company could not effectively compete with larger companies that focus on the market for such products. After careful consideration, the Company decided in the second quarter of fiscal year 2008 to shut down the ViaCyteSM and Cellular Therapy Technology businesses. The Company recorded a pre-tax loss of $8.0 million for severance and facility closure costs during fiscal year 2008 and recorded an additional pre-tax loss of $2.4 million related to facility closure costs during the first six months of fiscal year 2009.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)
Sales	$9,198	$23,671	$16,930	$47,294
Costs and expenses	10,241	22,590	21,090	48,344

Operating (loss) income from discontinued operations	(1,043)	1,081	(4,160)	(1,050)
Other expense, net	—	—	—	—

(Loss) income from discontinued operations before income taxes	(1,043)	1,081	(4,160)	(1,050)
Provision for (benefit from) income taxes	8	177	(196)	(378)

(Loss) income from discontinued operations, net of income taxes	$(1,051)	$904	$(3,964)	$(672)

Note 12: Stock Plans

In addition to the Company’s Employee Stock Purchase Plan, the Company formerly had three stock-based compensation plans, the Amended and Restated 2001 Incentive Plan, the 2005 Incentive Plan and the Amended and Restated Life Sciences Incentive Plan (collectively the “Prior Plans”), under which the Company’s common stock was made available for stock option grants, restricted stock awards, and stock grants as part of the Company’s compensation programs. The Prior Plans are described in more detail in the Company’s definitive proxy statement filed with the SEC on March 20, 2009 and Note 20 to the Company’s consolidated financial statements included in the Company’s 2008 Form 10-K filed with the SEC on February 26, 2009. On April 28,

2009, the Company’s shareholders approved the 2009 Incentive Plan (the “2009 Plan”), which is described in more detail in the Company’s definitive proxy statement filed with the SEC on March 20, 2009. Under the 2009 Plan, 10.0 million shares of the Company’s common stock, as well as shares of the Company’s common stock previously granted under the Amended and Restated 2001 Incentive Plan and the 2005 Incentive Plan that were cancelled or forfeited without the shares being issued, are authorized for stock option grants, restricted stock awards, and stock grants as part of the Company’s compensation programs. The 2009 Plan replaced the Prior Plans. Awards granted under the Prior Plans, prior to the approval of the 2009 Plan, remain outstanding.

For the three and six months ended July 5, 2009, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $4.7 million and $8.1 million, respectively. For the three and six months ended June 29, 2008, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $6.1 million and $10.9 million, respectively. The total income tax benefit recognized in the condensed consolidated income statements for stock-based compensation was $1.8 million and $2.7 million for the three and six months ended July 5, 2009, respectively. The total income tax benefit recognized in the condensed consolidated income statements for stock-based compensation was $2.1 million and $3.6 million for the three and six months ended June 29, 2008, respectively. Stock-based compensation costs capitalized as part of inventory were approximately $0.3 million as of both July 5, 2009 and June 29, 2008.

Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three and Six Months Ended
	July 5, 2009	June 29, 2008
Risk-free interest rate	1.6%	2.6%
Expected dividend yield	1.9%	1.2%
Expected lives	4 years	4 years
Expected stock volatility	35%	28%

The following table summarizes stock option activity for the six months ended July 5, 2009:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares in thousands)		(In years)	(In millions)
Outstanding at December 28, 2008	9,424	$24.81
Granted	2,231	13.21
Exercised	(190)	10.92
Canceled	(165)	24.87
Forfeited	(111)	23.39

Outstanding at July 5, 2009	11,189	$22.75	3.3	$7.6

Exercisable at July 5, 2009	7,547	$25.18	1.9	$1.3

Vested and expected to vest in the future	10,063	$22.75	3.3	$6.8

The weighted-average grant-date fair value of options granted for the three and six months ended July 5, 2009 were $4.25 and $3.32, respectively. The weighted-average grant-date fair value of options granted for the three and six months ended June 29, 2008 were $6.14 and $5.86, respectively. The total intrinsic value of options exercised for both the three and six months ended July 5, 2009 was $0.8 million. The total intrinsic value of options exercised for the three and six months ended June 29, 2008 were $7.7 million and $8.0 million, respectively. Cash received from option exercises for the six months ended July 5, 2009 and June 29, 2008 was $2.1 million and $18.4 million, respectively. The related tax benefit, classified as a financing cash activity, was $0.03 million and $0.1 million for the six months ended July 5, 2009 and June 29, 2008, respectively.

There was $11.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of July 5, 2009. This cost is expected to be recognized over a weighted-average period of 2.0 fiscal years and will be adjusted for any future changes in estimated forfeitures.

The following table summarizes total compensation expense recognized related to the Company’s outstanding stock options, which is a function of current and prior year awards, net of estimated forfeitures, included in the Company’s condensed consolidated income statements for the three and six months ended July 5, 2009 and June 29, 2008:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)
Cost of sales	$301	$273	$599	$589
Research and development expenses	113	123	242	233
Selling, general and administrative and other expenses	1,336	1,369	2,967	2,925

Compensation expense related to stock options	1,750	1,765	3,808	3,747
Less: income tax benefit	(550)	(534)	(1,197)	(1,157)

Net compensation expense related to stock options	$1,200	$1,231	$2,611	$2,590

Restricted Stock Awards: The following table summarizes restricted stock award activity for the six months ended July 5, 2009:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at December 28, 2008	321	$24.54
Granted	282	13.21
Vested	(17)	23.21
Forfeited	(30)	23.48

Nonvested at July 5, 2009	556	$18.90

The weighted-average grant-date fair values of restricted stock awards granted during the three and six months ended July 5, 2009 were $16.67 and $13.21, respectively. The weighted-average grant-date fair values of restricted stock awards granted during the three and six months ended June 29, 2008 were $28.46 and $25.27, respectively. The fair value of restricted stock awards vested were $0.4 million and $0.03 million for the six months ended July 5, 2009 and June 29, 2008, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards, which is a function of current and prior year awards, was approximately $0.9 million and $1.6 million for the three and six months ended July 5, 2009, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards, which is a function of current and prior year awards, was approximately $0.5 million and $2.7 million for the three and six months ended June 29, 2008, respectively.

As of July 5, 2009, there was $5.5 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.9 fiscal years.

Performance Units: The Company granted 205,900 performance units and 127,151 performance units during the six months ended July 5, 2009 and June 29, 2008, respectively. The weighted-average grant-date fair value of performance units granted during the six months ended July 5, 2009 and June 29, 2008 were $13.17 and $24.86, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was approximately $1.3 million and $1.9 million for the three and six months ended July 5, 2009, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was approximately $3.0 million and $3.6 million for the three and six months ended June 29, 2008, respectively. As of July 5, 2009, there were 387,863 performance units outstanding subject to forfeiture.

Stock Awards: The Company granted 5,790 shares and 3,740 shares to each non-employee Director during the six months ended July 5, 2009 and June 29, 2008, respectively. During the first quarter of 2008, a new non-employee Director was granted 667 shares. The weighted-average grant-date fair value of stock awards granted during the six months ended July 5, 2009 and June 29, 2008 was $17.27 and $26.70, respectively. The total compensation expense recognized related to these stock awards was approximately $0.8 million for each of the six months ended July 5, 2009 and June 29, 2008.

Employee Stock Purchase Plan: During the six months ended July 5, 2009, the Company issued 138,691 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $14.62 per share. At July 5, 2009, there remained available for sale to employees an aggregate of 1.5 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Stock Repurchase Program: On October 23, 2008, the Company announced that the Board authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 22, 2012 unless this authorization is terminated earlier by the Board, and may be suspended or discontinued at any time. During the first six months of fiscal year 2009, the Company repurchased 1,000,833 shares of its common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the Repurchase Program. Approximately 8.0 million shares of the Company’s common stock remain available for repurchase from the 10.0 million shares authorized by the Board under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During the first six months of fiscal year 2009, the Company repurchased 27,102 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Note 13: Goodwill and Intangible Assets

The Company tests goodwill and non-amortizing intangible assets at least annually for possible impairment. Accordingly, the Company completes the annual testing of impairment for goodwill and non-amortizing intangible assets on the later of January 1 or the first day of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill or non-amortizing intangible assets.

As discussed in Note 10, the Company realigned its organization into two new operating segments at the beginning of fiscal year 2009. In conjunction with the realignment of its operating segments, the Company also redefined its reporting units based on the new alignment of its operating segments. Financial information in this report relating to the first six months of fiscal year 2008 has been retrospectively adjusted to reflect the changes in the Company’s operating segments. The Company’s segment management reviews the results of the operations one level below its operating segments. The Company has determined that the reporting units that should be used to test goodwill for impairment are the analytical sciences and laboratory services business, illumination and detection solutions business, genetic screening business, bio-discovery business and medical imaging business. The income approach, specifically the discounted cash flow model (the “DCF model”), was used to determine the fair values of each of the reporting units in order to allocate goodwill on a relative fair value basis.

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

The Company has consistently employed the income approach to estimate the current fair value when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate, and working capital changes. Cash flow forecasts are based on approved business unit operating plans for the early years’ cash flows and historical relationships in later years. The income approach is sensitive to changes in long-term terminal growth rates and the discount rate. The long-term terminal growth rates are consistent with the Company’s historical long-term terminal growth rates, as the current economic trends are not expected to affect the long-term terminal growth rates of the Company. In fiscal year 2009, the long-term terminal growth rates for the Company’s reporting units ranged from 5.0% to 7.5%. The range for the discount rates for the reporting units was 10.5% to 11.5%. Keeping all other variables constant, a 5.0% to 10.0% change in any one of the input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.

The Company has consistently employed the Relief from Royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company currently evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2009, its annual impairment date, and concluded that there was no impairment of non-amortizing intangible assets.

The changes in the carrying amount of goodwill for the period ended July 5, 2009 from December 28, 2008 are as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at December 28, 2008	$888,172	$508,120	$1,396,292
Foreign currency translation	(2,014)	(923)	(2,937)
Acquisitions and earn-out adjustments	—	32,082	32,082

Balance at July 5, 2009	$886,158	$539,279	$1,425,437

Identifiable intangible asset balances at July 5, 2009 and December 28, 2008 by category were as follows:

	July 5, 2009	December 28, 2008
	(In thousands)
Patents	$124,264	$124,693
Less: Accumulated amortization	(77,035)	(73,183)

Net patents	47,229	51,510

Licenses	72,325	63,963
Less: Accumulated amortization	(37,706)	(35,238)

Net licenses	34,619	28,725

Core technology	392,580	372,861
Less: Accumulated amortization	(180,530)	(159,788)

Net core technology	212,050	213,073

IPR&D	3,300	—
Less: Accumulated amortization	—	—

Net IPR&D	3,300	—

Net amortizable intangible assets	297,198	293,308

Non-amortizing intangible assets:
Trade names and trademarks	159,165	159,165

Totals	$456,363	$452,473

Total amortization expense related to finite-lived intangible assets for the six months ended July 5, 2009 and June 29, 2008 was $27.4 million and $27.9 million, respectively.

Note 14: Warranty Reserves

The Company provides warranty protection for certain products for periods usually ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time for service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the condensed consolidated balance sheets. A summary of warranty reserve activity for the three and six months ended July 5, 2009 and June 29, 2008 is as follows:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)
Balance beginning of period	$9,132	$10,156	$9,433	$10,362
Provision charged to income	3,227	3,715	6,285	6,923
Payments	(3,241)	(3,752)	(7,076)	(7,041)
Adjustments to previously provided warranties, net	8	(457)	911	(1,013)
Foreign currency and acquisitions	645	(52)	218	379

Balance end of period	$9,771	$9,610	$9,771	$9,610

Note 15: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and post-retirement plans for the three and six months ended July 5, 2009 and June 29, 2008:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)
Service cost	$1,219	$1,259	$26	$25
Interest cost	6,179	6,857	56	57
Expected return on plan assets	(5,603)	(6,746)	(189)	(258)
Amortization of prior service	(42)	(49)	(79)	(79)
Recognition of actuarial losses (gains)	1,384	759	(1)	(91)

Net periodic benefit cost (credit)	$3,137	$2,080	$(187)	$(346)

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)
Service cost	$2,433	$2,508	$52	$50
Interest cost	12,291	13,645	112	114
Expected return on plan assets	(11,166)	(13,506)	(378)	(517)
Amortization of prior service	(80)	(101)	(158)	(158)
Recognition of actuarial losses (gains)	2,756	1,521	(2)	(181)

Net periodic benefit cost (credit)	$6,234	$4,067	$(374)	$(692)

Note 16: Settlement of Insurance Claim

During fiscal year 2007, the Company settled an insurance claim resulting from a fire that occurred at its facility in Boston, Massachusetts in March 2005. In connection with the settlement, the Company accrued $9.7 million representing management’s estimate of the total cost for decommissioning the building, including environmental matters, that was damaged in the fire. The Company paid $2.5 million during the first six months of fiscal year 2009, $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building. The Company anticipates that the remaining payments of $1.7 million will be completed by the end of fiscal year 2009.

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

The Company uses derivative instruments as part of its risk management strategy only, and includes derivatives utilized as economic hedges that are not designated as hedging instruments. The Company does not enter into derivative contracts for trading or other speculative purposes, nor does the Company use leveraged financial instruments. Approximately 60% of the Company’s business is conducted outside of the United States, generally in foreign currencies. The fluctuations in foreign currency can increase the costs of financing, investing and operating the business. The intent of these economic hedges is to offset gains and losses that occur on the underlying exposures from these currencies, with gains and losses resulting from the forward currency contracts that hedge these exposures.

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $151.5 million and $115.6 million as of July 5, 2009 and June 29, 2008, respectively. The fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days during both fiscal years 2009 and 2008.

By nature, all financial instruments involve market and credit risks. The Company enters into derivative instruments with major investment grade financial institutions and has policies to monitor the credit risk of those counterparties.

Note 18: Fair Value Measurements

The Company adopted SFAS No. 157 and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” as of December 31, 2007, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities that was delayed by FSP No. 157-2, “Effective Date of FASB Statement No. 157,” to fiscal years beginning after November 15, 2008, which the Company adopted as of December 29, 2008. The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended July 5, 2009. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities and derivative contracts used to hedge the Company’s currency risk. The Company has not elected to measure any additional financial instruments or other items at fair value.

Valuation Hierarchy: The following summarizes the three levels of inputs required by the standard to measure fair value: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable prices that are based on inputs not quoted on active markets, but corroborated by market data; and Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities based on the Company’s assumptions. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

The following table shows the assets and liabilities carried at fair value measured on a recurring basis at July 5, 2009 classified in one of the three classifications described above:

	Fair Value Measurements at July 5, 2009 Using:
	Total Carrying Value at July 5, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,270	$1,270	$—	$—
Foreign exchange derivative liabilities, net	(40)	—	(40)	—

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

Marketable securities	Include equity and fixed-income securities measured at fair value using the quoted market prices at the reporting date.

Foreign exchange derivative assets and liabilities	Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities.

The Company’s amended senior unsecured revolving credit facility, with a $650.0 million available limit, and the Company’s 6% senior unsecured notes, with a face value of $150.0 million, had outstanding balances as of July 5, 2009 of $374.0 million and $150.0 million, respectively, and as of December 28, 2008 of $359.0 million and $150.0 million, respectively. The interest rate on the Company’s amended senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first six months of fiscal year 2009. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value. The fair value of the 6.0% senior unsecured notes is estimated using market quotes from brokers or is based on current rates offered for similar debt. At July 5, 2009, the 6.0% senior unsecured notes had an aggregate carrying value and a fair value of $150.0 million. At December 28, 2008, the 6.0% senior unsecured notes had an aggregate carrying value of $150.0 million and a fair value of $146.3 million.

As of July 5, 2009, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 19: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $4.5 million as of July 5, 2009, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at July 5, 2009 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

We announced a new alignment of our businesses to allow us to prioritize our capabilities on two key strategic operating areas – Human Health and Environmental Health. We reorganized into these two new operating segments to align our resources to meet the demands of the markets we serve and to focus on the important outcomes enabled by our technologies. This new alignment became effective at the start of our fiscal year 2009. The results reported for the three and six months ended July 5, 2009 reflect this new alignment of our operating segments. Financial information in this report relating to the three and six months ended June 29, 2008 has been retrospectively adjusted to reflect the changes in our operating segments. In conjunction with the realignment of our operating segments, we also redefined the reporting units we use to test for the impairment of goodwill related to our businesses. We performed our annual impairment testing as of January 1, 2009, our annual impairment date for our reporting units, and based on the first step of the process we concluded that there was no goodwill impairment.

Human Health

Our new Human Health segment concentrates on developing diagnostics, tools and applications to help detect disease earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within the Human Health segment, we serve both the diagnostics and research markets. The Human Health segment includes our products and services that address the genetic screening and bio-discovery markets, formerly in our Life and Analytical Sciences segment, and our technology serving the medical imaging market, formerly in our Optoelectronics segment. Our Human Health segment generated sales of $184.9 million in the second quarter of fiscal year 2009 and $362.1 million in the first six months of fiscal year 2009.

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

Research Market:

In the research market, we provide a broad suite of solutions including reagents, liquid handling and detection technologies that enable researchers to improve the drug discovery process. These applications, solutions and services enable pharmaceutical companies to create better therapeutics by helping to bring such therapeutics to market faster and more efficiently. The portfolio includes a wide range of systems consisting of instrumentation for automation and detection solutions, cellular imaging and analysis hardware and software, and a portfolio of consumables products, including drug discovery and research reagents. We sell our research solutions to pharmaceutical, biotechnology and academic research customers globally.

Environmental Health

Our new Environmental Health segment provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental, safety and security, industrial and laboratory services markets. The Environmental Health segment includes our products and services that address the analytical sciences and laboratory service and support markets, formerly in our Life and Analytical Sciences segment, and our technology designed for the sensors and specialty lighting markets, formerly in our Optoelectronics segment. Our Environmental Health segment generated sales of $249.7 million in the second quarter of fiscal year 2009 and $504.0 million in the first six months of fiscal year 2009.

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

We also develop the sensors and detectors that maintain safe and sustainable environments. To help ensure safety, our motion detectors turn lights on and off automatically and our gas sensors detect harmful levels of carbon dioxide in the air to help maintain optimal air quality. In addition, our sensors are integral to security systems, helping to ensure the safety of an environment from intruders.

Industrial Market:

We provide analytical instrumentation, detectors, and sensors for the industrial market which includes the semiconductor, chemical, lubricants, construction, office equipment and quality assurance industries.

Laboratory Services Market:

We have over 1,300 service engineers to support our customers throughout the world and to help them improve the productivity of their labs. Our OneSource service business strategy is aligned with customer needs to consolidate laboratory services and improve efficiencies within their labs.

Overview of the Second Quarter of Fiscal Year 2009

Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format, and as a result certain fiscal years will contain 53 weeks. Our 2009 fiscal year will include 53 weeks, whereas our 2008 fiscal year included 52 weeks. This additional week has been reflected in the first quarter of fiscal year 2009.

The widespread nature of the current global economic contraction has continued the deterioration for a few of our end markets during the second quarter of fiscal year 2009; however, several of our end markets performed better than we anticipated. Our overall sales in the second quarter of fiscal year 2009 declined $70.4 million, or 14%, as compared to the second quarter of fiscal year 2008, reflecting a decline of $19.1 million, or 9%, in our Human Health segment sales and a decline of $51.3 million, or 17%, in our Environmental Health segment sales. The decline in our Human Health segment sales during the three months ended July 5, 2009 was due primarily to the decreased demand for our medical imaging products, which has resulted from constraints on medical providers’ capital budgets and a lack of financing availability, as well as government stimulus related order delays in the academic research market as many of our academic customers are redirecting their budgets in hopes of obtaining grants for larger instrument purchases. The decline in our Environmental Health segment sales during the three months ended July 5, 2009 was due primarily to private testing labs and traditional chemical and semiconductor markets reducing capital purchases in response to tight capital budgets and difficulty accessing credit markets.

These declines have been offset in part by certain of our businesses operating in markets which are more isolated from current economic trends, or where our businesses have benefited from a push for more efficient spending, new opportunities from government regulations or possible future research spending. In our Human Health segment, we experienced strong growth in sales to the diagnostics market related to our genetic screening business during the second quarter of fiscal year 2009 as compared to that market in the second quarter of fiscal year 2008. The genetic screening business was driven by continued expansion of neonatal screening, particularly in Asia, as well as strong growth in prenatal screening. Our cord blood business also contributed to the growth of our genetic screening business during the second quarter of fiscal year 2009. As the rising cost of healthcare continues to be one of the critical issues contributing to the economic downturn, we anticipate that while there is continued pressure on lab budgets, we may continue to see growth in our newborn screening business later this fiscal year as the benefits of providing earlier detection of disease, which can result in savings of long-term health care cost as well as creating better outcomes for patients, are increasingly valued.

In our Environmental Health segment, our laboratory services business enables our customers to drive efficiencies, increase production time and reduce maintenance costs, all of which are increasingly critical in this weakened economic environment. During the second quarter of fiscal year 2009, we added a number of new customers to our OneSource multivendor service and continued to gain good momentum for that program in markets beyond our traditional customer base. The growth from OneSource was partially offset by maintenance deferrals and lower pull-through services related to instrument sales, such as qualification and training. The increase in sales to the laboratory service market partially offset decreased sales to the environmental, safety and security and industrial markets. While overall sales to the safety and security market was driven down by the decline in spending in the pharmaceutical market, sales of consumer and food testing products grew in the second quarter of fiscal year 2009 due to increased demand for the production and analysis of renewable energy development and new testing requirements for consumer product safety applications.

Our gross margins increased by 50 basis points in the second quarter of fiscal year 2009 as compared to the second quarter of fiscal year 2008. This increase was driven primarily by productivity improvements and product mix, especially growth in higher gross margin product offerings. However, our consolidated operating margin declined approximately 10 basis points in the second quarter of fiscal year 2009 as compared to the second quarter of fiscal year 2008, primarily the result of increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange, partially offset by cost saving initiatives.

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

Recent Developments

Acquisitions:

Acquisition of Analytica of Branford, Inc. In May 2009, we acquired the outstanding stock of Analytica of Branford, Inc. (“Analytica”). Analytica is a leading developer of mass spectrometry and ion source technology. We expect this acquisition to allow us to offer our customers access to critical technologies such as time-of-flight and quadrupole mass spectrometers and new ion sources that provide more complete information as well as better throughput. We will also gain significant intellectual property in the field of mass spectrometry and ion source technology. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the employee workforce acquired. We paid the shareholders of Analytica approximately $21.7 million in cash for this acquisition plus up to $1.3 million in additional consideration, which we expect to pay during fiscal year 2009. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, which may be tax deductible if elected by us. We report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of Opto Technology Inc. In January 2009, we acquired the outstanding stock of Opto Technology Inc. (“Opto Technology”). Opto Technology is a supplier of light-emitting diode (“LED”) based lighting components and subsystems. We expect this acquisition to expand our portfolio of high brightness LED components by adding optical subsystems to provide energy efficient solid state lighting solutions to original equipment manufacturers. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the customer base acquired. We paid the shareholders of Opto Technology approximately $20.6 million in cash for this acquisition plus up to $8.0 million in potential additional contingent consideration, of which we recorded $4.9 million as the fair value at the acquisition date. During the first six months of fiscal year 2009, we recorded a decrease of $0.3 million to the potential additional contingent consideration as a fair value adjustment. During the first six months of fiscal year 2009, we received approximately $0.2 million from the former shareholders of Opto Technology for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. We report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

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

Consolidated Results of Continuing Operations

Sales

Sales for the three months ended July 5, 2009 were $434.6 million, as compared to $505.0 million for the three months ended June 29, 2008, a decrease of $70.4 million, or 14%, which includes an approximate 6% decrease in sales attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for the three months ended July 5, 2009 as compared to the three months ended June 29, 2008 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total decrease in sales reflects a $19.1 million, or 9%, decrease in our Human Health segment sales, due to a decrease in research market sales of $9.7 million and a decrease in diagnostics market sales of $9.4 million. Our Environmental Health segment sales decreased $51.3 million, or 17%, due to decreases in environmental, safety and security and industrial markets sales of $46.6 million and a decrease in laboratory services market sales of $4.7 million.

Sales for the six months ended July 5, 2009 were $866.1 million, as compared to $963.7 million for the six months ended June 29, 2008, a decrease of $97.5 million, or 10%, which includes an approximate 6% decrease in sales attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for the six months ended July 5, 2009 as compared to the six months ended June 29, 2008 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total decrease in sales reflects a $21.9 million, or 6%, decrease in our Human Health segment sales, due to a decrease in diagnostics market sales of $15.3 million and a decrease in research market sales of $6.6 million. Our Environmental Health segment sales decreased $75.6 million, or 13%, due to decreases in the environmental, safety and security and industrial markets sales of $73.0 million and a decrease in laboratory services market sales of $2.6 million.

Cost of Sales

Cost of sales for the three months ended July 5, 2009 was $247.1 million, as compared to $289.9 million for the three months ended June 29, 2008, a decrease of approximately $42.8 million, or 15%. As a percentage of sales, cost of sales decreased to 56.9% for the three months ended July 5, 2009, from 57.4% for the three months ended June 29, 2008, resulting in an increase in gross margin of 50 basis points to 43.1% for the three months ended July 5, 2009, from 42.6% for the three months ended June 29, 2008. Amortization of intangible assets decreased and was $9.2 million for the three months ended July 5, 2009, as compared to $9.6 million for the three months ended June 29, 2008. Stock option expense was $0.3 million for each of the three month periods ended July 5, 2009 and June 29, 2008. The increase in gross margin was primarily the result of the combined favorable impact of productivity improvements and product mix, especially growth in higher gross margin products.

Cost of sales for the six months ended July 5, 2009 was $490.7 million, as compared to $556.5 million for the six months ended June 29, 2008, a decrease of approximately $65.8 million, or 12%. As a percentage of sales, cost of sales decreased to 56.7% for the six months ended July 5, 2009, from 57.8% for the six months ended June 29, 2008, resulting in an increase in gross margin of 110 basis points to 43.3% for the six months ended July 5, 2009, from 42.2% for the six months ended June 29, 2008. Amortization of intangible assets decreased and was $17.9 million for the six months ended July 5, 2009, as compared to $18.8 million for the six months ended June 29, 2008. Stock option expense was $0.6 million for each of the six month periods ended July 5, 2009 and June 29, 2008. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2009 was approximately $0.2 million for the six months ended July 5, 2009. The increase in gross margin was primarily the result of the combined favorable impact of productivity improvements and product mix, especially growth in higher gross margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended July 5, 2009 were $124.0 million, as compared to $141.8 million for the three months ended June 29, 2008, a decrease of approximately $17.8 million, or 13%. As a percentage of sales, selling, general and administrative expenses were 28.5% for the three months ended July 5, 2009 as compared to 28.1% for the three months ended June 29, 2008. Amortization of intangible assets increased and was $4.3 million for the three months ended July 5, 2009, as compared to $4.2 million for the three months ended June 29, 2008. Stock option expense decreased and was $1.3 million for the three months ended July 5, 2009, as compared to $1.4 million for the three months ended June 29, 2008. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions completed in fiscal year 2009 were an expense of approximately $0.1 million for the three months ended July 5, 2009. The decrease in selling, general and administrative expenses was primarily the result of cost saving initiatives, partially offset by increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange.

Selling, general and administrative expenses for the six months ended July 5, 2009 were $252.4 million, as compared to $272.6 million for the six months ended June 29, 2008, a decrease of approximately $20.2 million, or 7%. As a percentage of sales, selling, general and administrative expenses were 29.1% for the six months ended July 5, 2009, as compared to 28.3% for the six months ended June 29, 2008. Amortization of intangible assets increased and was $8.5 million for the six months ended July 5, 2009, as compared to $8.0 million for the six months ended June 29, 2008. Stock option expense increased and was $3.0 million for the six months ended July 5, 2009, as compared to $2.9 million for the six months ended June 29, 2008. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions completed in fiscal year 2009 were an expense of approximately $1.1 million for the six months ended July 5, 2009. The decrease in selling, general and administrative expenses was primarily the result of cost saving initiatives, partially offset by increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange.

Research and Development Expenses

Research and development expenses for the three months ended July 5, 2009 were $25.6 million, as compared to $28.9 million for the three months ended June 29, 2008, a decrease of $3.4 million, or 12%. As a percentage of sales, research and development expenses increased to 5.9% for the three months ended July 5, 2009, as compared to 5.7% for the three months ended June 29, 2008. Amortization of intangible assets decreased and was $0.5 million for the three months ended July 5, 2009, as compared to $0.6 million for the three months ended June 29, 2008. Research and development expenses also included stock option expense of $0.1 million for each of the three month periods ended July 5, 2009 and June 29, 2008. We directed research and development efforts similarly during fiscal years 2009 and 2008, primarily toward the diagnostics and research markets within our Human Health segment, and the environmental and safety and security markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

Research and development expenses for the six months ended July 5, 2009 were $51.5 million, as compared to $56.8 million for the six months ended June 29, 2008, a decrease of $5.2 million, or 9%. As a percentage of sales, research and development expenses increased to 6.0% for the six months ended July 5, 2009, as compared to 5.9% for the six months ended June 29, 2008. Amortization of intangible assets decreased and was $1.0 million for the six months ended July 5, 2009, as compared to $1.1 million for the six months ended June 29, 2008. Research and development expenses also included stock option expense of $0.2 million for each of the six month periods ended July 5, 2009 and June 29, 2008.

Restructuring and Lease (Reversals) Charges, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions, divestitures and the integration of our business units.

A description of the restructuring plans and the activity recorded for the six months ended July 5, 2009 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K.

The restructuring plan for the first quarter of fiscal year 2009 was principally to reduce resources in anticipation of decreasing demand in certain end markets. The restructuring plan for the third quarter of fiscal year 2008 was principally to shift resources into geographic regions and product lines that are more consistent with our growth strategy. The activities associated with these plans have been reported as restructuring expenses as a component of operating expenses from continuing operations. We expect the impact of immediate cost savings from the restructuring plan in the first quarter of fiscal year 2009 on operating results and cash flows to approximately offset the decline in revenue. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we will incur offsetting costs.

Q1 2009 Plan

During the first quarter of fiscal year 2009, our management approved a plan to reduce resources in anticipation of decreasing demand in certain end markets (the “Q1 2009 Plan”). As a result of the Q1 2009 Plan, we recognized a $4.8 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. We also recognized a $3.0 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. All notifications and actions related to the Q1 2009 Plan were completed by April 5, 2009.

The following table summarizes the Q1 2009 Plan activity for the six months ended July 5, 2009:

	Headcount	Severance	Closure of Excess Facility	Total
	(Dollars in thousands)
Provision	166	$7,365	$458	$7,823
Amounts paid and foreign currency translation	(157)	(2,563)	(95)	(2,658)

Balance at July 5, 2009	9	$4,802	$363	$5,165

All employee relationships have been severed and we anticipate that the remaining severance payments of $4.8 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. We also anticipate that the remaining payments of $0.4 million for the closure of the excess facility will be paid through fiscal year 2012, in accordance with the terms of the applicable lease.

Q3 2008 Plan

During the third quarter of fiscal year 2008, our management approved a plan to shift resources into product lines that are more consistent with our growth strategy (the “Q3 2008 Plan”). As a result of the Q3 2008 Plan, we recognized a $4.5 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities. We also recognized a $3.3 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities. All notifications and actions related to the Q3 2008 Plan were completed by September 28, 2008.

The following table summarizes the Q3 2008 Plan activity for the six months ended July 5, 2009:

	Severance	Closure of Excess Facilities	Total
	(In thousands)
Balance at December 28, 2008	$2,659	$1,152	$3,811
Amounts paid and foreign currency translation	(1,421)	(230)	(1,651)

Balance at July 5, 2009	$1,238	$922	$2,160

All employee relationships have been severed and we anticipate that the remaining severance payments of $1.2 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. We also anticipate that the remaining payments of $0.9 million for the closure of the excess facilities will be paid through fiscal year 2011, in accordance with the terms of the applicable leases.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2007 were workforce reductions related to the integration of our businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During the six months ended July 5, 2009, we paid $0.4 million related to these plans. As of July 5, 2009, we had approximately $1.7 million of remaining liabilities associated with these restructuring and integration plans, primarily relating to remaining lease obligations related to those closed facilities in both the Human Health and Environmental Health segments. The remaining terms of these leases vary in length and will be paid through fiscal year 2011.

Q3 2009 Plan

During July 2009, our management approved a plan principally intended to reduce resources in anticipation of decreasing demand in certain end markets (the “Q3 2009 Plan”). We expect the impact of immediate cost savings from the Q3 2009 Plan on operating results and cash flows to approximately offset the decline in revenue. We expect the impact of future cost savings from this restructuring activity on operating results and cash flows to be negligible, as we will incur offsetting costs. The activities associated with the Q3 2009 Plan will be reported as restructuring expenses as a component of operating expenses from continuing operations during the third quarter of fiscal year 2009.

As of August 7, 2009 and as a result of the Q3 2009 Plan, we anticipate recognizing an initial $1.1 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an additional excess facility. We also anticipate recognizing an initial $3.3 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. All actions related to the Q3 2009 Plan are expected to be completed by October 4, 2009 and we anticipate that the total remaining activities will not exceed $4.5 million.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, we were required to guarantee the obligations that the buyer of the business assumed related to the lease for the building in which the business operates. The lease obligations continue through March 2011. While we assigned our interest in the lease to the buyer at the time of the sale of the business, in the event the buyer defaults under the lease, we are responsible for all remaining lease payments and certain other building related expenses. During fiscal year 2007, the lessor of the building began the process to evict the buyer as a result of unpaid lease payments and building expenses and sought reimbursement from us. We recorded a charge of $2.7 million related to payments for this lease obligation. The buyer filed for bankruptcy protection on October 27, 2008 and was delinquent in making both its lease payments and payments for certain building expenses, requiring us to make payments of $0.4 million during fiscal year 2008. In addition, we made payments of $0.4 million during the first six months of fiscal year 2009. As of July 5, 2009, we are still responsible for the remaining accrual of $1.9 million, which relates to the remaining lease and building obligations through March 2011, reduced by estimated sublease rentals reasonably expected to be obtained for the property.

Interest and Other Expense, Net

Interest and other expense, net consisted of the following:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)
Interest income	$(176)	$(827)	$(653)	$(2,185)
Interest expense	4,229	5,746	8,817	12,064
Gains on dispositions of investments, net	—	(269)	—	(1,158)
Other expense, net	128	299	854	1,538

Total interest and other expense, net	$4,181	$4,949	$9,018	$10,259

Interest and other expense, net for the three months ended July 5, 2009 was $4.2 million, as compared to $4.9 million for the three months ended June 29, 2008, a decrease of $0.8 million. The decrease in interest and other expense, net, for the three months ended July 5, 2009 as compared to the three months ended June 29, 2008 was primarily due to lower interest rates on outstanding debt balances, which was partially offset by lower interest rates on cash balances. Interest expense decreased $1.5 million and interest income decreased $0.7 million for the three months ended July 5, 2009, as compared to the three months ended June 29, 2008. Other expenses for the three months ended July 5, 2009 as compared to the three months ended June 29, 2008 decreased by $0.2 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

Interest and other expense, net for the six months ended July 5, 2009 was $9.0 million, as compared to $10.3 million for the six months ended June 29, 2008, a decrease of $1.2 million. The decrease in interest and other expense, net, for the six months ended July 5, 2009 as compared to the six months ended June 29, 2008 was primarily due to lower interest rates on outstanding debt balances, which was partially offset by an increase in the amount of fixed rate debt and lower interest rates on cash balances. Interest expense decreased $3.2 million and interest income decreased $1.5 million for the six months ended July 5, 2009, as compared to the six months ended June 29, 2008. Other expenses for the six months ended July 5, 2009 as compared to the six months ended June 29, 2008 decreased by $0.7 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation.

Provision for Income Taxes

For the three months ended July 5, 2009, the provision for income taxes from continuing operations was $10.8 million, as compared to a provision of $10.1 million for the three months ended June 29, 2008. The provision for income taxes from continuing operations was $16.7 million for the six months ended July 5, 2009, as compared to a provision of $17.5 million for the six months ended June 29, 2008. The effective tax rate from continuing operations was 32.0% and 30.5% for the three and six months ended July 5, 2009, respectively, as compared to 25.5% and 25.8% for the three and six months ended June 29, 2008, respectively. The higher effective tax rate in fiscal year 2009 was primarily due to an increase in the expected mix of profits from higher tax rate jurisdictions as compared to the three and six months ended June 29, 2008.

Discontinued Operations

As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of July 5, 2009 and December 28, 2008.

We recorded the following gains and losses, which have been reported as loss on disposition of discontinued operations:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)
Net gain (loss) on disposition of ViaCyteSM and Cellular Therapy Technology businesses	$45	$(8,451)	$(2,386)	$(8,451)
Net gain (loss) on disposition of other discontinued operations	111	283	(6)	46

Net gain (loss) on disposition of discontinued operations before income taxes	156	(8,168)	(2,392)	(8,405)
Provision for (benefit from) income taxes	555	(1,378)	(404)	(1,246)

Loss on disposition of discontinued operations, net of income taxes	$(399)	$(6,790)	$(1,988)	$(7,159)

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

In November 2007, we acquired ViaCell, Inc. (“ViaCell”), which specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. Following the ViaCell acquisition, our Board of Directors (our “Board”) approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. We determined that both businesses did not strategically fit with the other products offered by the Human Health segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete with larger companies that focus on the market for such products. After careful consideration, we decided in the second quarter of fiscal year 2008 to shut down the ViaCyteSM and Cellular Therapy Technology businesses. We recorded a pre-tax loss of $8.0 million for severance and facility closure costs during fiscal year 2008 and recorded an additional pre-tax loss of $2.4 million related to facility closure costs during the first six months of fiscal year 2009.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)
Sales	$9,198	$23,671	$16,930	$47,294
Costs and expenses	10,241	22,590	21,090	48,344

Operating (loss) income from discontinued operations	(1,043)	1,081	(4,160)	(1,050)
Other expense, net	—	—	—	—

(Loss) income from discontinued operations before income taxes	(1,043)	1,081	(4,160)	(1,050)
Provision for (benefit from) income taxes	8	177	(196)	(378)

(Loss) income from discontinued operations, net of income taxes	$(1,051)	$904	$(3,964)	$(672)

Contingencies, Including Tax Matters

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $4.5 million as of July 5, 2009, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our financial position, results of operations, or cash flows. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

During the third quarter of fiscal year 2009, we have or expect to effectively settle several income tax audits worldwide, including Hong Kong, the United Kingdom and the United States, covering various years ranging from 2006 through 2007. Settling these audits will result in the recognition of income tax benefits in an estimated amount up to $3.0 million. Tax years ranging from 1998 through 2008 remain open to examination by various state and foreign tax jurisdictions (such as Singapore, Canada, Germany, the United Kingdom and the United States (“U.S.”)) in which we have significant business operations. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. Adjustments are made to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at July 5, 2009 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations

Human Health

Sales for the three months ended July 5, 2009 were $184.9 million, as compared to $203.9 million for the three months ended June 29, 2008, a decrease of $19.1 million, or 9%, which includes an approximate 6% decrease in sales attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected sales by product type for the three months ended July 5, 2009, as compared to the three months ended June 29, 2008, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in sales was primarily a result of a decrease in research market sales of $9.7 million and a decrease in diagnostics market sales of $9.4 million. The decline in our Human Health segment sales during the three months ended July 5, 2009 was due primarily to the decreased demand for our medical imaging products, which has resulted from constraints on medical providers’ capital budgets and a lack of financing availability, as well as government stimulus related order delays in the academic research market as many of our academic customers are redirecting their budgets in hopes of obtaining grants for larger instrument purchases.

Sales for the six months ended July 5, 2009 were $362.1 million, as compared to $384.0 million for the six months ended June 29, 2008, a decrease of $21.9 million, or 6%, which includes an approximate 6% decrease in sales attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by product type for the six months ended July 5, 2009, as compared to the six months ended June 29, 2008, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in sales was primarily a result of a decrease in diagnostics market sales of $15.3 million and a decrease in research market sales of $6.6 million. The decline in our Human Health segment sales during the six months ended July 5, 2009 was due primarily to the decreased demand for our medical imaging products, which has resulted from constraints on medical providers’ capital budgets and a lack of financing availability.

Operating income from continuing operations for the three months ended July 5, 2009 was $24.1 million, as compared to $19.6 million for the three months ended June 29, 2008, an increase of $4.4 million, or 23%. Amortization of intangible assets was $10.2 million and $10.5 million for the three months ended July 5, 2009 and June 29, 2008, respectively. Purchase accounting adjustments for other acquisition costs related to certain acquisitions completed in fiscal year 2009 were an expense of approximately $0.5 million for the three months ended July 5, 2009. The favorable impact of productivity improvements and product mix, especially growth in higher gross margin products, increased operating income, which was partially offset by increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange.

Operating income from continuing operations for the six months ended July 5, 2009 was $36.8 million, as compared to $31.5 million for the six months ended June 29, 2008, an increase of $5.3 million, or 17%. Amortization of intangible assets was $20.0 million and $20.4 million for the six months ended July 5, 2009 and June 29, 2008, respectively. Restructuring and lease charges were $4.8 million for the six months ended July 5, 2009 as a result of our Q1 2009 Plan. Purchase accounting adjustments for other acquisition costs related to certain acquisitions completed in fiscal year 2009 were an expense of approximately $0.7 million for the six months ended July 5, 2009. The favorable impact of productivity improvements and product mix, especially growth in higher gross margin products, increased operating income, which was partially offset by increased sales and marketing expenses, particularly in emerging territories, and increased pension expenses.

Environmental Health

Sales for the three months ended July 5, 2009 were $249.7 million, as compared to $301.1 million for the three months ended June 29, 2008, a decrease of $51.3 million, or 17%, which includes an approximate 6% decrease in sales attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the three months ended July 5, 2009, as compared to the three months ended June 29, 2008, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in sales was a result of decreases in environmental, safety and security and industrial markets sales of $46.6 million and a decrease in laboratory services market sales of $4.7 million. The decline in our Environmental Health segment sales during the three months ended July 5, 2009 was due primarily to private testing labs and traditional chemical and semiconductor markets reducing capital purchases in response to tight capital budgets and difficulty accessing credit markets.

Sales for the six months ended July 5, 2009 were $504.0 million, as compared to $579.7 million for the six months ended June 29, 2008, a decrease of $75.6 million, or 13%, which includes an approximate 6% decrease in sales attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the six months ended July 5, 2009, as compared to the six months ended June 29, 2008, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in sales was a result of decreases in environmental, safety and security and industrial markets sales of $73.0 million and a decrease in laboratory services market sales of $2.6 million. The decline in our Environmental Health segment sales during the six months ended July 5, 2009 was due primarily to private testing labs and traditional chemical and semiconductor markets reducing capital purchases in response to tight capital budgets and difficulty accessing credit markets.

Operating income from continuing operations for the three months ended July 5, 2009 was $22.5 million, as compared to $36.3 million for the three months ended June 29, 2008, a decrease of $13.8 million, or 38%. Amortization of intangible assets was $3.8 million for each of the three month periods ended July 5, 2009 and June 29, 2008. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions completed in fiscal year 2009 were a credit of approximately $0.5 million for the three months ended July 5, 2009. Restructuring and lease reversals were $0.3 million for the three months ended June 29, 2008 as a result of lease costs associated with the sale of a business from 2001. The combined unfavorable impact of decreased sales volume, increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange decreased operating income, which was partially offset by productivity improvements.

Operating income from continuing operations for the six months ended July 5, 2009 was $43.1 million, as compared to $68.0 million for the six months ended June 29, 2008, a decrease of $24.8 million, or 37%. Amortization of intangible assets was $7.4 million for the six months ended July 5, 2009, as compared to $7.5 million for the six months ended June 29, 2008. Restructuring and lease charges were $3.0 million for the six months ended July 5, 2009 as a result of our Q1 2009 Plan. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions completed in fiscal year 2009 were an expense of approximately $0.4 million for the six months ended July 5, 2009. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2009 was approximately $0.2 million for the six months ended July 5, 2009. The combined unfavorable impact of decreased sales volume, increased sales and marketing expenses, particularly in emerging territories, and increased pension expenses decreased operating income, which was partially offset by productivity improvements.

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

Principal factors that could affect the availability of our internally generated funds include:

•	deterioration of sales due to weakness in markets in which we sell our products and services, and

•	changes in our working capital requirements.

Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in the financial instruments controlling our borrowings that limit our total borrowing capacity,

•	increases in interest rates applicable to our outstanding variable rate debt,

•	a ratings downgrade that would limit our ability to borrow under our amended and restated senior unsecured revolving credit facility and our overall access to the corporate debt market,

•

increases in interest rates or credit spreads, as well as limitations on the availability of credit, that affect our ability to borrow under future potential facilities on a secured or unsecured basis,

•	a decrease in the market price for our common stock, and

•	volatility in the public debt and equity markets.

On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 22, 2012 unless this authorization is terminated earlier by our Board, and may be suspended or discontinued at any time. During the first six months of fiscal year 2009, we repurchased 1,000,833 shares of our common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Our Board has authorized us to repurchase shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first six months of fiscal year 2009, we repurchased 27,102 shares of our common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

At July 5, 2009, we had cash and cash equivalents of approximately $151.3 million and an amended senior unsecured revolving credit facility with $262.0 million available for additional borrowing.

In connection with the settlement of an insurance claim resulting from a fire that occurred at our facility in Boston, Massachusetts in March 2005, we accrued $9.7 million during fiscal year 2007, representing management’s estimate of the total cost for decommissioning the building, including environmental matters, that was damaged in the fire. We paid $2.5 million during the first six months of fiscal year 2009, $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building. We anticipate that the remaining payments of $1.7 million will be completed by the end of fiscal year 2009.

Recent distress in the global financial markets has adversely impacted general economic conditions by severely diminishing liquidity and credit availability, creating extreme volatility in security prices, widening credit spreads, and decreasing valuations of certain investments. The widening of credit spreads may create a less favorable environment for certain of our businesses and may affect the fair value of financial instruments that we issue or hold. Increases in credit spreads, as well as limitations on the availability of credit at rates we consider to be reasonable, could affect our ability to borrow under future potential facilities on a secured or unsecured basis, which may adversely affect our liquidity and results of operations.

Our pension plans have not experienced any material impact on liquidity or counterparty exposure due to the volatility in the credit markets; however, as a result of losses experienced in global equity markets, our pension funds had a negative return for fiscal year 2008, offset by only modest gains for the first six months of fiscal year 2009, which in turn created increased pension costs in fiscal year 2009 and potentially in additional future periods. In addition, we may be required to fund our pension plans with a contribution of approximately $18.0 million by fiscal year 2010, and we could potentially have to make additional funding payments in future periods. We cannot predict how long these conditions will exist or how our businesses may be affected. In difficult global financial markets, we may be forced to fund our operations at a higher cost, or we may be unable to raise as much funding as we need to support our business activities.

Cash Flows

Operating Activities. Net cash provided by continuing operations was $58.2 million for the six months ended July 5, 2009, as compared to net cash provided by continuing operations of $96.7 million for the six months ended June 29, 2008, a decrease of $38.5 million. The decrease in cash provided by operating activities for the six months ended July 5, 2009 was driven by the repayment and termination of our accounts receivable securitization facility for $40.0 million. The accounts receivable securitization facility totaled $40.0 million at December 28, 2008. Depreciation and amortization was $43.9 million, income from continuing operations was $38.0 million, and restructuring and lease charges were $7.8 million. These amounts were partially offset by a net decrease in working capital of $31.6 million. Contributing to the net decrease in working capital for the six months ended July 5, 2009, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts payable of $14.7 million, an increase in inventory of $14.1 million and an increase in accounts receivable of $2.8 million, which included the repayment and termination of our accounts receivable securitization for $40.0 million. The increase in inventory was primarily the result of lower sales volume and expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve timing of sales. The decrease in accounts payable was a result of the timing of disbursements during the first six months of fiscal year 2009. The increase in accounts receivable was a result of lower sales volume and strong performance in accounts receivable collections during the first six months of fiscal year 2009, offset by the repayment and termination of our accounts receivable securitization for $40.0 million. Changes in accrued expenses, other assets and liabilities and other items, net, totaled $0.1 million for the six months ended July 5, 2009, and primarily related to the timing of payments for tax, restructuring and salary and benefits.

Investing Activities. Net cash used in continuing operations investing activities was $60.9 million for the six months ended July 5, 2009, as compared to $103.2 million of cash used in continuing operations investing activities for the six months ended June 29, 2008. For the six months ended July 5, 2009, we used $40.8 million of net cash for acquisitions and we used $8.4 million in related transaction costs for acquisitions completed prior to fiscal year 2009, earn-out payments, acquired licenses and other costs in connection with these and other transactions. Capital expenditures for the six months ended July 5, 2009 were $13.0 million, primarily in the areas of tooling and other capital equipment purchases. These cash outflows were partially offset by $1.4 million related to the release of restricted cash balances.

Financing Activities. Net cash used in continuing operations financing activities was $17.5 million for the six months ended July 5, 2009, as compared to $7.5 million used in continuing operations financing activities for the six months ended June 29, 2008. For the six months ended July 5, 2009, we repurchased approximately 1.0 million shares of our common stock, including 27,102 shares to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $14.6 million. This compares to repurchases of 17,549 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $0.4 million for the six months ended June 29, 2008. This use of cash was offset by proceeds from common stock option exercises of $2.1 million, including the related tax benefit, for the six months ended July 5, 2009. This compares to the proceeds from common stock option exercises of $18.5 million, including the related tax benefit, for the six months ended June 29, 2008. During the six months ended July 5, 2009, debt borrowings from our amended senior unsecured revolving credit facility totaled $197.0 million, which was offset by debt reductions of $185.6 million. This compares to debt borrowings from our amended senior unsecured revolving credit facility of $365.5 million, which was offset by debt reductions of $510.5 million during the six months ended June 29, 2008. We also paid $16.4 million in dividends during the six months ended July 5, 2009.

Borrowing Arrangements

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, we entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety our previous senior revolving credit agreement dated as of October 31, 2005. During the first quarter of fiscal year 2008, we exercised our option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $14.0 million were issued under the previous facility, which are treated as issued under the amended facility. We use the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin, or the base rate. The Eurocurrency margin as of July 5, 2009 was 40 basis points. The weighted average Eurocurrency interest rate as of July 5, 2009 was 0.31%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.71%. We had drawn down approximately $374.0 million of borrowings in U.S. Dollars under the facility as of July 5, 2009, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, which are consistent with those financial covenants contained in our previous senior revolving credit agreement. The financial covenants in our amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if our credit rating is down-graded below investment grade. We were in compliance with all applicable covenants as of July 5, 2009, and anticipate being in compliance for the duration of the term of the credit facility.

6% Senior Unsecured Notes. On May 30, 2008, we issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on May 30th and November 30th. We may redeem some or all of our 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in our 6% senior notes include debt-to-capital ratios which, if our credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. We were in compliance with all applicable covenants as of July 5, 2009, and anticipate being in compliance for the duration of the term of the notes.

We entered into forward interest rate contracts in October 2007 that were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes. We did not recognize any ineffectiveness related to these cash flow hedges. We recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss related to these cash flow hedges. As of July 5, 2009, the balance remaining in accumulated other comprehensive loss related to these cash flow hedges, net of taxes of $4.6 million, was $7.1 million. The derivative losses are amortized into interest expense when the hedged exposure affects interest expense. We amortized into interest expense $1.0 million during the first six months of fiscal year 2009 and $1.2 million during fiscal year 2008 for these derivative losses.

Off-Balance Sheet Arrangements

Receivables Securitization Facility

During fiscal year 2001, we established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third-party financial institution. Under this arrangement, we sold, on a revolving basis, certain of our accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third-party financial institution. As collections reduced the balance of sold accounts receivable, new receivables were sold. Our consolidated subsidiary retained the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts had been provided for on our balance sheets. The amount of receivables sold and outstanding with the third-party financial institution was not to exceed $50.0 million. Under the terms of this agreement, our consolidated subsidiary retained collection and administrative responsibilities for the balances. The agreement required the third-party financial institution to be paid interest during the period from the date the receivable was sold to its maturity date.

In March 2009, our consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization facility to December 30, 2009. On June 30 2009, our consolidated subsidiary exercised the right to terminate the receivables purchase agreement with a third-party financial institution releasing both parties of their rights, liabilities and obligations under this agreement. The aggregate amount of receivables sold to the consolidated subsidiary was $58.7 million as of June 30, 2009 and $72.8 million as of December 28, 2008. At December 28, 2008, an undivided interest of $40.0 million in the receivables had been sold to the third-party financial institution under this agreement. The remaining interest in receivables of $32.8 million that was sold to and held by the consolidated subsidiary was included in accounts receivable in the condensed consolidated financial statements at December 28, 2008.

Dividends

Our Board declared regular quarterly cash dividends of seven cents per share in the first two quarters of fiscal year 2009 and in each quarter of fiscal year 2008. On July 21, 2009, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2009 that will be paid in November 2009. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations

The following table summarizes our contractual obligations as of July 5, 2009:

	Operating Leases	Amended Sr. Unsecured Revolving Credit Facility Maturing 2012(1)	6.0% Sr. Notes Maturing 2015(2)	Employee Benefit Plans	Uncertain Tax Positions(3)	Total
	(In thousands)
2009	$22,408	$—	$—	$12,373	$9,030	$43,811
2010	31,204	—	—	24,872	—	56,076
2011	25,165	—	—	25,212	—	50,377
2012	22,018	374,000	—	25,768	—	421,786
2013	19,051	—	—	27,110	—	46,161
Thereafter	104,349	—	150,000	144,457	—	398,806

Total	$224,195	$374,000	$150,000	$259,792	$9,030	$1,017,017

(1)	The credit facility borrowings carry variable interest rates; the amounts included in this table do not contemplate interest obligations.

(2)	For the purposes of this table, the obligation has been calculated without interest obligations.
(3)	The amount includes accrued interest, net of tax benefits, and penalties. We have excluded $38.3 million, including accrued interest, net of tax benefits, and penalties, from the amount related to our uncertain tax positions as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

Effects of Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under SFAS No. 141(R), acquisition costs are generally expensed as incurred; noncontrolling interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period will affect income tax expense. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. We adopted SFAS No. 141(R) in the first quarter of fiscal year 2009. The adoption of SFAS No. 141(R) did not have a significant impact on our acquisition activity or our condensed consolidated financial statements in the six months ended July 5, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, financial performance, and cash flows. SFAS No. 161 also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and that cross-referencing be included within footnotes. We adopted SFAS No. 161 in the first quarter of fiscal year 2009 and have evaluated the requirements of SFAS No. 161, which provides for additional disclosure on our derivative instruments. See Notes 17 and 18 to our condensed consolidated financial statements for our disclosure on derivative instruments and hedging activities.

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

In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. 141(R)-1”), which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). FSP No. 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. We adopted FSP No. 141(R)-1 in the first quarter of fiscal year 2009 in conjunction with the adoption of SFAS No. 141(R). The adoption of FSP No. 141(R)-1 did not have a significant impact on our acquisition activity or our condensed consolidated financial statements in the six months ended July 5, 2009.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. 157-4 amends SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP No. 157-4 is applied prospectively with retrospective application not permitted, and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP No. 157-4 must also early adopt FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and 124-2”). Additionally, if an entity elects to early adopt either FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”) or FSP No. 115-2 and 124-2, it must also elect to early adopt FSP No. 157-4. We adopted FSP No. 157-4 in the second quarter of fiscal year 2009. The adoption of FSP No. 157-4 did not have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 115-2 and 124-2, which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance found therein more operational and to improve the presentation of other-than-temporary impairments in financial statements. FSP No. 115-2 and 124-2 replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of the security’s cost basis. FSP No. 115-2 and 124-2 provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and aging of securities with unrealized losses. Although FSP No. 115-2 and 124-2 does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. FSP No. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP No. 115-2 and 124-2 only if it also elects to early adopt FSP No. 157-4. Also, if an entity elects to early adopt either FSP No. 157-4 or FSP No. 107-1 and APB 28-1, the entity also is required to early adopt FSP No. 115-2 and 124-2. We adopted FSP No. 115-2 and 124-2 in the second quarter of fiscal year 2009. The adoption of FSP No. 115-2 and 124-2 did not have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to FSP No. 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed annually. FSP No. 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP No. 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP No. 107-1 and APB 28-1 only if it also elects to early adopt FSP No. 157-4 and FSP No. 115-2 and 124-2. FSP No. 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP No. 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. We adopted FSP No. 107-1 and APB 28-1 in the second quarter of fiscal year 2009. The adoption of FSP No. 107-1 and APB 28-1 did not have a significant impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards for the accounting and disclosure of events or transactions that occur during the period after the balance sheet date that management will need to evaluate for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. We adopted SFAS No. 165 in the second quarter of fiscal year 2009. The adoption of SFAS No. 165 did not have a significant impact on our condensed consolidated financial statements and we have evaluated subsequent events through August  14, 2009.

Effects of Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. Pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157. FSP No. 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, including the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP No. 132(R)-1 will be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of FSP No. 132(R)-1 are not required for earlier periods that are presented for comparative purposes. We will be required to adopt FSP No. 132(R)-1 in the fourth quarter of fiscal year 2009. FSP No. 132(R)-1 provides only disclosure requirements; we expect the adoption of this standard will not have a significant impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No.166”). SFAS No. 166 is intended to improve practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), that are not consistent with the original intent and key requirements of SFAS No. 140, including establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, and changing the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. SFAS No. 166 also requires enhanced disclosures to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. We will be required to adopt SFAS No. 166 in the first quarter of fiscal year 2010. We expect the adoption of SFAS No. 166 will not have a significant impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS No.167”). SFAS No. 167 amends FASB Interpretation (“FIN”) No. 46 (revised 2003), “Consolidation of Variable Interest Entities” to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Also, SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a variable interest entity. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a variable interest entity. We will be required to adopt SFAS No. 167 in the first quarter of fiscal year 2010. We expect the adoption of SFAS No. 167 will not have a significant impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No.168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and requires that the FASB Accounting Standards CodificationTM (the “Codification”) will now be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. We will be required to adopt SFAS No. 168 in the third quarter of fiscal year 2009. SFAS No. 168 provides only disclosure requirements; we expect the adoption of this statement will not have a significant impact on our condensed consolidated financial statements.

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

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $151.5 million and $115.6 million as of July 5, 2009 and June 29, 2008, respectively. The fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days during both fiscal years 2009 and 2008.

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

We entered into forward interest rate contracts in October 2007 that were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million, upon the issuance of our 6% senior unsecured notes. We did not recognize any ineffectiveness related to these cash flow hedges. We recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss related to these cash flow hedges. As of July 5, 2009, the balance remaining in accumulated other comprehensive loss related to these cash flow hedges, net of taxes of $4.6 million, was $7.1 million. The derivative losses are amortized into interest expense when the hedged exposure affects interest expense. We amortized into interest expense $1.0 million during the first six months of fiscal year 2009 and $1.2 million during fiscal year 2008 for these derivative losses.

Interest Rate Risk—Sensitivity. Our 2008 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. We refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” in our 2008 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended July 5, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of our quarter ended July 5, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 5, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at July 5, 2009 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 1A.	Risk Factors

The following important factors affect our business and operations generally or affect multiple segments of our business and operations and are not materially different from those factors reported in our Quarterly Report on Form 10-Q for the period ended April 5, 2009:

If the markets into which we sell our products decline, or do not grow as anticipated due to a decline in general economic conditions or uncertainties surrounding the approval of government or industrial funding proposals, we may see an adverse effect on the results of our business operations.

Our customers include pharmaceutical and biotechnology companies, laboratories, academic and research institutions, public health authorities, private healthcare organizations, doctors and government agencies. Our quarterly sales and results of operations are highly dependent on the volume and timing of orders received during the quarter. In addition, our revenues and earnings forecasts for future quarters are often based on the expected trends in our markets. However, the markets we serve do not always experience the trends that we may expect. Negative fluctuations in our customers’ markets, the inability of our customers to secure credit or funding, restrictions in capital expenditures, general economic conditions or cuts in government funding would likely result in a reduction in demand for our products and services. In addition, government funding is subject to economic conditions and the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if our customers delay or reduce purchases as a result of uncertainties surrounding the approval of government or industrial funding proposals. Such declines could harm our consolidated financial position, results of operations, cash flows and trading price of our common stock, and could limit our ability to sustain profitability.

Our growth is subject to global economic, political and other risks.

We have operations in many parts of the world. The health of the global economy has a significant impact on our business. Since 2008, worldwide economic conditions have experienced a severe downturn due to the sequential effects of the credit market crisis and the resulting impact on the finance and banking industries, volatile currency exchange rates and energy costs, inflation concerns, decreased consumer confidence, reduced corporate profits and capital expenditures, and liquidity concerns. For example, the current tightening of credit in the financial markets may make it more difficult for customers to obtain financing for their operations, resulting in a material decrease in the orders we receive. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Political changes, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location. In addition, our global manufacturing facilities face risks to their production capacity that may relate to natural disasters, labor relations or regulatory compliance. While some of these risks can be hedged using financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful. In addition, our ability to engage in such mitigation has decreased or become even more costly as a result of recent market developments.

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

We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as Opto Technology Inc., acquired in January 2009, and Analytica of Branford, Inc., acquired in May 2009. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

•	competition among buyers and licensees,

•	the high valuations of businesses and technologies,

•	the need for regulatory and other approval, and

•	our inability to raise capital to fund these acquisitions.

Some of the businesses we acquire may be unprofitable or marginally profitable. Accordingly, the earnings or losses of acquired businesses may dilute our earnings. For these acquired businesses to achieve acceptable levels of profitability, we would have to improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations, such as incompatible management, information or other systems, cultural differences, unforeseen regulatory requirements, previously undisclosed liabilities or difficulties in predicting financial results. As a result, our financial results may differ from our forecasts or the expectations of the investment community in a given quarter or over the long term.

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

Given the nature of the markets in which we participate, we cannot reliably predict future sales and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. Thus, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	adverse changes in the level of economic activity in regions in which we do business,

•	decline in general economic conditions or government funding,

•	adverse income tax audit settlements,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	fluctuations in our effective tax rate,

•	adverse changes in industries, such as pharmaceutical and biomedical,

•	changes in the portions of our sales represented by our various products and customers,

•	delays or problems in the introduction of new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	increased costs of raw materials, energy or supplies,

•	changes in the volume or timing of product orders, and

•	changes in assumptions used to determine contingent consideration in acquisitions.

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

Some of the products produced by our Human Health segment are subject to regulation by the United States Food and Drug Administration and similar agencies internationally. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales, resales and distribution. If we fail to comply with those regulations or those of similar international agencies, we may have to recall products, cease their manufacture and distribution, and may be subject to fines or criminal prosecution. Our operations are subject to regulation by different state and federal government agencies in the United States and other countries. If we fail to comply with those regulations, we could be subject to fines, penalties, criminal prosecution or other sanctions.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal quarter ended July 5, 2009. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

As of July 5, 2009, our total assets included $1.9 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

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

On June 12, 2009, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2009 that was paid in August 2009. On July 21, 2009, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2009 that is payable in November 2009. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 6, 2009 – May 3, 2009	833	$12.23	833	7,999,167
May 4, 2009 – May 31, 2009	0	$0.00	0	7,999,167
June 1, 2009 – July 5, 2009	0	$0.00	0	7,999,167

Activity for quarter ended July 5, 2009	833	$12.23	833	7,999,167

(1)	On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless this authorization is terminated earlier by our Board, and may be suspended or discontinued at any time. During the first quarter of fiscal year 2009, we repurchased 1,000,000 shares of our common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the Repurchase Program. During the second quarter of fiscal year 2009, we repurchased 833 shares of our common stock in the open market at an aggregate cost of $0.01 million, including commissions, under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
(2)	Our Board has authorized us to repurchase shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first quarter of fiscal year 2009, we repurchased 27,102 shares of our common stock for this purpose. During the second quarter of fiscal year 2009 we did not repurchase any of our common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Item 4.	Submission of Matters to a Vote of Security Holders

Information regarding matters submitted to a vote of security holders during the quarter ended July 5, 2009 at our annual meeting of shareholders held April 28, 2009 is set forth under the heading “Item 4. Submission of Matters to a Vote of Security Holders” in our quarterly report on Form 10-Q for the quarter ended April 5, 2009 and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

10.1	The Termination and Release Agreement dated as of June 30, 2009 to the Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc., ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/S/ FRANK A. WILSON
Frank A. Wilson Senior Vice President, Chief Financial Officer, and Chief Accounting Officer

August 14, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Name

10.1	The Termination and Release Agreement dated as of June 30, 2009 to the Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc., ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.