Form 10-Q
period 2009-10-04
PERKINELMER INC
filed 2009-11-12
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of November 6, 2009, there were outstanding 116,764,074 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands, except per share data)

Sales	$437,065	$478,747	$1,303,214	$1,442,432
Cost of sales	249,495	273,124	740,216	829,665
Selling, general and administrative expenses	121,431	129,800	373,807	402,384
Research and development expenses	27,336	26,192	78,877	82,963
Restructuring and lease charges, net	12,383	6,495	20,206	6,190

Operating income from continuing operations	26,420	43,136	90,108	121,230
Interest and other expense, net	4,821	6,049	13,839	16,308

Income from continuing operations before income taxes	21,599	37,087	76,269	104,922
Provision for (benefit from) income taxes	5,578	(4,596)	22,232	12,908

Net income from continuing operations	16,021	41,683	54,037	92,014
(Loss) income from discontinued operations, net of income taxes	(864)	2,075	(4,828)	2,747
(Loss) gain on disposition of discontinued operations, net of income taxes	(1,568)	8,144	(3,556)	985

Net income	$13,589	$51,902	$45,653	$95,746

Basic earnings (loss) per share:
Continuing operations	$0.14	$0.35	$0.46	$0.78
(Loss) income from discontinued operations, net of income taxes	(0.01)	0.02	(0.04)	0.02
(Loss) gain on disposition of discontinued operations, net of income taxes	(0.01)	0.07	(0.03)	0.01

Net income	$0.12	$0.44	$0.39	$0.81

Diluted earnings (loss) per share:
Continuing operations	$0.14	$0.35	$0.46	$0.77
(Loss) income from discontinued operations, net of income taxes	(0.01)	0.02	(0.04)	0.02
(Loss) gain on disposition of discontinued operations, net of income taxes	(0.01)	0.07	(0.03)	0.01

Net income	$0.12	$0.43	$0.39	$0.80

Weighted average shares of common stock outstanding:
Basic	116,211	118,347	116,227	117,821
Diluted	116,641	119,609	116,487	119,029
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 4, 2009	December 28, 2008
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$150,586	$179,110
Accounts receivable, net	348,399	327,636
Inventories, net	224,427	197,967
Other current assets	110,489	111,087
Current assets of discontinued operations	17,363	14,947

Total current assets	851,264	830,747

Property, plant and equipment, net:
At cost	608,858	570,257
Accumulated depreciation	(397,503)	(365,843)

Property, plant and equipment, net	211,355	204,414
Marketable securities and investments	2,190	3,459
Intangible assets, net	474,614	452,473
Goodwill	1,473,547	1,396,292
Other assets, net	41,370	38,760
Long-term assets of discontinued operations	4,446	5,622

Total assets	$3,058,786	$2,931,767

Current liabilities:
Short-term debt	$146	$40
Accounts payable	158,957	169,447
Accrued restructuring and integration costs	17,585	5,904
Accrued expenses	318,952	323,815
Current liabilities of discontinued operations	17,288	17,036

Total current liabilities	512,928	516,242

Long-term debt	576,734	509,040
Long-term liabilities	364,267	335,354
Long-term liabilities of discontinued operations	3,099	3,188

Total liabilities	1,457,028	1,363,824

Commitments and contingencies (see Note 19)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 116,720,000 shares and 117,112,000 shares at October 4, 2009 and at December 28, 2008, respectively	116,720	117,112
Capital in excess of par value	244,671	246,549
Retained earnings	1,256,850	1,235,521
Accumulated other comprehensive loss	(16,483)	(31,239)

Total stockholders’ equity	1,601,758	1,567,943

Total liabilities and stockholders’ equity	$3,058,786	$2,931,767

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 4, 2009	September 28, 2008
	(In thousands)
Operating activities:
Net income	$45,653	$95,746
Add: loss (income) from discontinued operations, net of income taxes	4,828	(2,747)
Add: loss (gain) on disposition of discontinued operations, net of income taxes	3,556	(985)

Net income from continuing operations	54,037	92,014
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Restructuring and lease charges, net	20,206	6,190
Depreciation and amortization	67,075	66,433
Stock-based compensation	10,806	13,671
Amortization of deferred debt issuance costs	1,905	1,431
Gains on dispositions, net	—	(1,158)
Amortization of acquired inventory revaluation	500	—
Changes in operating assets and liabilities which used cash, excluding effects from companies purchased and divested:
Accounts receivable, net	(11,733)	(6,898)
Inventories, net	(16,326)	(16,113)
Accounts payable	(12,543)	(1,136)
Accrued expenses and other	(20,063)	(35,412)

Net cash provided by operating activities of continuing operations	93,864	119,022
Net cash (used in) provided by operating activities of discontinued operations	(8,242)	8,247

Net cash provided by operating activities	85,622	127,269
Investing activities:
Capital expenditures	(20,839)	(31,622)
Changes in restricted cash balances	1,412	334
Payments for business development activity	—	(160)
Proceeds from disposition of investments, net	—	1,158
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(122,690)	(87,252)

Net cash used in investing activities of continuing operations	(142,117)	(117,542)
Net cash used in investing activities of discontinued operations	(1,015)	(1,864)

Net cash used in investing activities	(143,132)	(119,406)
Financing activities:
Payments on debt	(277,611)	(531,500)
Proceeds from borrowings	339,500	409,500
Proceeds from the sale of senior subordinated debt	—	150,000
Payments of debt issuance costs	(7)	(1,969)
Settlement of cash flow hedges	—	(11,702)
Payments on other credit facilities	(79)	(511)
Excess tax benefit from exercise of common stock options	30	359
Proceeds from issuance of common stock under stock plans	2,262	43,435
Purchases of common stock	(14,619)	(57,139)
Dividends paid	(24,528)	(24,805)

Net cash provided by (used in) financing activities	24,948	(24,332)

Effect of exchange rate changes on cash and cash equivalents	4,038	1,929

Net decrease in cash and cash equivalents	(28,524)	(14,540)
Cash and cash equivalents at beginning of period	179,110	203,348

Cash and cash equivalents at end of period	$150,586	$188,808

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States (the “U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2008, filed with the SEC (the “2008 Form 10-K”). The balance sheet amounts at December 28, 2008 in this report were derived from the Company’s audited 2008 consolidated financial statements included in the 2008 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended October 4, 2009 and September 28, 2008, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on business combinations. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under this guidance, acquisition costs are generally expensed as incurred; noncontrolling interests are reflected at fair value at the acquisition date; in-process research and development (“IPR&D”) is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed rather than capitalized; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period will affect income tax expense. This guidance amends the accounting for income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this guidance would also apply the provisions of this guidance. This guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The Company adopted this authoritative guidance on business combinations in the first quarter of fiscal year 2009. The adoption of this guidance did not have a significant impact on the Company’s acquisition activity in the nine months ended October 4, 2009. See Note 2 for the impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted this authoritative guidance on noncontrolling interests in the first quarter of fiscal year 2009. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities. This guidance is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, results of operations and cash flows. This guidance establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, results of operations and cash flows. This guidance also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and that cross-referencing be included within footnotes. The Company adopted this authoritative guidance on disclosures about derivative instruments and hedging activities in the first quarter of fiscal year 2009 and has evaluated the requirements, which provide for additional disclosure on the Company’s derivative instruments. See Notes 17 and 18 for the Company’s disclosure on derivative instruments and hedging activities.

In April 2008, the FASB issued authoritative guidance on determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under the new authoritative guidance on business combinations, and other accounting principles. This guidance applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. The Company adopted this authoritative guidance on determination of the useful life of intangible assets in the first quarter of fiscal year 2009. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. The Company adopted this authoritative guidance in the first quarter of fiscal year 2009 in conjunction with the adoption of the new authoritative guidance on business combinations. The adoption of this guidance did not have a significant impact on the Company’s acquisition activity in the nine months ended October 4, 2009. See Note 2 for the impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on disclosures about fair value of financial instruments, which requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this guidance, fair values for these assets and liabilities were only disclosed annually. This guidance requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The Company adopted this authoritative guidance in the second quarter of fiscal year 2009. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued authoritative guidance on subsequent events, which establishes general standards for the accounting and disclosure of events or transactions that occur during the period after the balance sheet date that management will need to evaluate for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company adopted this authoritative guidance on subsequent events in the second quarter of fiscal year 2009. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements. The Company has evaluated subsequent events through November 12, 2009, which is the date the condensed consolidated financial statements were issued.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and the hierarchy of U.S. GAAP. The Codification will now be the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. As of the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Company adopted this authoritative guidance in the third quarter of fiscal year 2009. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued authoritative guidance on employers’ disclosures about postretirement benefit plan assets, which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. Pension and other postretirement benefit plan assets were not included within the scope of the guidance on fair value measurements. This guidance requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under the fair value measurement guidance, including the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. This guidance will be effective for fiscal years ending after December 15, 2009, with earlier adoption permitted. Upon initial adoption, the provisions of this guidance are not required for earlier periods that are presented for comparative purposes. The Company will be required to adopt this authoritative guidance in the fourth quarter of fiscal year 2009. This guidance affects only disclosure requirements; the Company expects the adoption of this guidance will have no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the accounting for transfers of financial assets. This guidance is intended to improve practices that have developed that are not consistent with the original intent and key requirements of the original disclosure requirements, including establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, and changing the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. This guidance also requires enhanced disclosures to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company will be required to adopt this authoritative guidance on the accounting for transfers of financial assets in the first quarter of fiscal year 2010. The Company expects the adoption of this guidance will not have a significant impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. This guidance requires an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Also, this guidance requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a variable interest entity. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a variable interest entity. The Company will be required to adopt this authoritative guidance on the consolidation of variable interest entities in the first quarter of fiscal year 2010. The Company expects the adoption of this guidance will not have a significant impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This guidance establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating and measuring deliverables and allocating arrangement consideration to one or more units of accounting. The amendments in this guidance also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of significant deliverables, and a vendor’s performance within those arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The Company will be required to adopt this authoritative guidance on multiple-deliverable revenue arrangements in the first quarter of fiscal year 2011. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on certain revenue arrangements that include software elements. This guidance changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” of the product and excludes these products from current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” Once adopted the amendments will subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The Company will be required to adopt this authoritative guidance on certain revenue arrangements that include software elements in the first quarter of fiscal year 2011. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s condensed consolidated financial statements.

Note 2: Acquisitions and Asset Purchases

Purchase of Intangible Assets from GE Healthcare. In September 2009, the Company purchased the core technology and patents of GE Healthcare’s 3H and 14C Catalog Radiochemicals, Scintillation Proximity Assay (“SPA”) reagents and Cytostar-T plate portfolios for aggregate consideration of $12.0 million in cash. The Catalog Radiochemical products are used for a variety of research applications, including screening of potential drug candidates through binding assays. The SPA bead-based light-emitting assay and Cytostar-T plate technologies are offerings that enable the automation of High Throughput Screening (“HTS”) processes to help drug discovery researchers determine if potential new drug compounds are effective against their intended disease targets. The Company expects that incorporation of these technologies will strengthen its G-protein-coupled receptor and Kinase research product lines and complement its HTS and research reagent solutions. The purchased core technology and patents do not meet the definition of a business as the purchased assets were not accompanied by any associated processes. Purchased intangible assets are amortized over their estimated useful lives. The Company reports the amortization of these intangible assets within the results of the Company’s Human Health segment from the purchase date. The Company periodically reviews the carrying value of these assets based, in part, upon current estimated market values and the Company’s projections of anticipated future cash flows. The Company undertakes this review on a periodic basis for long-lived assets when facts and circumstances suggest that cash flows emanating from those assets may be diminished. See Note 13 below for additional details.

Acquisition of Sym-Bio LifeScience Co., Ltd. In August 2009, the Company acquired the outstanding equity interests of Sym-Bio LifeScience Co., Ltd. (“Sym-Bio”). Sym-Bio is a major supplier of diagnostics instruments and related reagents to hospitals in China, particularly in the area of infectious diseases. The Company expects this acquisition to expand the Company’s access to the hospital market segment in China, offering a larger base from which to expand its prenatal and newborn screening business in the country and providing the Company with a significant diagnostics manufacturing and research and development base within China. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the employee workforce acquired. The Company paid the shareholders of Sym-Bio approximately $51.2 million in cash for this acquisition plus an additional amount of $12.5 million held in an escrow account for contingencies, of which $7.3 million is for potential additional contingent consideration with a fair value of $6.9 million at the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of Analytica of Branford, Inc. In May 2009, the Company acquired the outstanding stock of Analytica of Branford, Inc. (“Analytica”). Analytica is a leading developer of mass spectrometry and ion source technology. The Company expects this acquisition to allow the Company to offer its customers access to critical technologies such as time-of-flight and quadrupole mass spectrometers and new ion sources that provide more complete information as well as better throughput. The Company will also gain significant intellectual property in the field of mass spectrometry and ion source technology. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the employee workforce acquired. The Company paid the shareholders of Analytica approximately $21.7 million in cash for this acquisition plus up to $1.3 million in additional consideration, which the Company expects to pay during the fourth quarter of fiscal year 2009. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, which may be tax deductible if elected by the Company and approved by the shareholders of Analytica. The Company reports the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Acquisition of Opto Technology Inc. In January 2009, the Company acquired the outstanding stock of Opto Technology Inc. (“Opto Technology”). Opto Technology is a supplier of light-emitting diode (“LED”) based lighting components and subsystems. The Company expects this acquisition to expand its portfolio of high brightness LED components by adding optical subsystems to provide energy efficient solid state lighting solutions to original equipment manufacturers. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the customer base acquired. The Company paid the shareholders of Opto Technology approximately $20.6 million in cash for this acquisition plus up to $8.0 million in potential additional contingent consideration, of which the Company recorded $4.9 million as the fair value at the acquisition date. During the first nine months of fiscal year 2009, the Company recorded a decrease of $0.3 million to the potential additional contingent consideration as a fair value adjustment through current period earnings. During the first nine months of fiscal year 2009, the Company received approximately $0.2 million from the former shareholders of Opto Technology for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

The Sym-Bio, Analytica and Opto Technology acquisitions were accounted for using the acquisition method of accounting. Allocations of the purchase price for these acquisitions were based on estimates of the fair value of the net assets acquired, and are subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to contingent consideration, tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration has been measured at fair value at the acquisition date with changes in the fair value after the acquisition date affecting earnings. The excess purchase price over those assigned values was recorded as goodwill. Goodwill is reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized over their respective estimated useful lives. See Note 13 below for additional details.

As of October 4, 2009, the purchase price and related allocations for the Sym-Bio, Analytica and Opto Technology acquisitions were preliminary. The preliminary allocations may be revised as a result of additional information regarding assets acquired and liabilities assumed, including tax elections, deferred taxes and revisions of preliminary estimates of fair values made to intangible assets at the date of purchase. For acquisitions completed subsequent to fiscal year 2008, during the measurement period, the Company will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The Company expects to finalize any outstanding information no later than one year from the date of acquisition. Adjustments to the initial allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings.

The components of the preliminary purchase price and related allocations for the Sym-Bio, Analytica and Opto Technology acquisitions were as follows:

	Sym-Bio	Analytica	Opto Technology
	(In thousands)
Consideration and acquisition costs:
Cash payments	$63,675	$21,730	$20,604
Less: cash acquired	(2,887)	(293)	—
Deferred consideration	(420)	1,309	4,857
Working capital adjustments	—	—	(180)

Total consideration	$60,368	$22,746	$25,281

Allocation of purchase price:
Current assets	$4,562	$2,448	$2,155
Property, plant and equipment	10,862	91	828
Identifiable intangible assets	18,697	17,600	13,100
Goodwill	36,485	14,680	16,299
Other long-term assets	2,647	—	—
Deferred taxes	(5,264)	(6,530)	(4,031)
Liabilities assumed	(7,621)	(5,543)	(3,070)

Total	$60,368	$22,746	$25,281

Note 3: Restructuring and Lease Charges, net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with the Company’s growth strategy and the integration of its business units.

A description of the restructuring plans and the activity recorded for the nine months ended October 4, 2009 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 3 to the audited consolidated financial statements in the 2008 Form 10-K.

The restructuring plan for the third quarter of fiscal year 2009 was intended principally to reduce resources in anticipation of continued decreasing demand in certain end markets and to shift resources to higher growth geographic regions and end markets. The restructuring plan for the first quarter of fiscal year 2009 was intended principally to reduce resources in anticipation of decreasing demand in certain end markets. The restructuring plan for the third quarter of fiscal year 2008 was intended principally to shift resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. The activities associated with these plans have been reported as restructuring expenses as a component of operating expenses from continuing operations. The Company expects the impact of immediate cost savings from the restructuring plans on operating results and cash flows to approximately offset the decline in revenue. The Company expects the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as the Company will incur offsetting costs.

Q3 2009 Plan

During the third quarter of fiscal year 2009, the Company’s management approved a plan to reduce resources in anticipation of continued decreasing demand in certain end markets and to shift resources to higher growth geographic regions and end markets (the “Q3 2009 Plan”). As a result of the Q3 2009 Plan, the Company recognized a $4.9 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. The Company also recognized a $7.3 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. As part of the Q3 2009 Plan, the Company reduced headcount by 171 employees. All notifications and actions related to the Q3 2009 Plan were completed by October 4, 2009.

The following table summarizes the Q3 2009 Plan activity for the nine months ended October 4, 2009:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Provision	$11,753	$440	$12,193
Amounts paid and foreign currency translation	(1,526)	(55)	(1,581)

Balance at October 4, 2009	$10,227	$385	$10,612

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $10.2 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2011. The Company also anticipates that the remaining payments of $0.4 million for the closure of the excess facility will be paid through fiscal year 2011, in accordance with the terms of the applicable lease.

Q1 2009 Plan

During the first quarter of fiscal year 2009, the Company’s management approved a plan to reduce resources in anticipation of decreasing demand in certain end markets (the “Q1 2009 Plan”). As a result of the Q1 2009 Plan, the Company recognized a $4.8 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. The Company also recognized a $3.0 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. As part of the Q1 2009 Plan, the Company reduced headcount by 166 employees. All notifications and actions related to the Q1 2009 Plan were completed by April 5, 2009.

The following table summarizes the Q1 2009 Plan activity for the nine months ended October 4, 2009:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Provision	$7,365	$458	$7,823
Amounts paid and foreign currency translation	(3,672)	(126)	(3,798)

Balance at October 4, 2009	$3,693	$332	$4,025

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $3.7 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. The Company also anticipates that the remaining payments of $0.3 million for the closure of the excess facility will be paid through fiscal year 2012, in accordance with the terms of the applicable lease.

Q3 2008 Plan

During the third quarter of fiscal year 2008, the Company’s management approved a plan to shift resources into product lines that are more consistent with the Company’s growth strategy (the “Q3 2008 Plan”). As a result of the Q3 2008 Plan, the Company recognized a $4.5 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities. The Company also recognized a $3.3 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities. As part of the Q3 2008 Plan, the Company reduced headcount by 107 employees. All notifications and actions related to the Q3 2008 Plan were completed by September 28, 2008.

The following table summarizes the Q3 2008 Plan activity for the nine months ended October 4, 2009:

	Severance	Closure of Excess Facilities	Total
	(In thousands)
Balance at December 28, 2008	$2,659	$1,152	$3,811
Amounts paid and foreign currency translation	(1,581)	(295)	(1,876)

Balance at October 4, 2009	$1,078	$857	$1,935

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $1.1 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. The Company also anticipates that the remaining payments of $0.9 million for the closure of excess facilities will be paid through fiscal year 2011, in accordance with the terms of the applicable leases.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2007 were workforce reductions related to the integration of the Company’s businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During the nine months ended October 4, 2009, the Company paid $0.4 million related to these plans and recorded a reversal of $0.7 million related to lower than expected severance costs for several of these plans. As of October 4, 2009, the Company had approximately $1.0 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities in both the Human Health and Environmental Health segments. Payments for these leases, the terms of which vary in length, will be made through fiscal year 2011.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, the Company was required to guarantee the lease obligations that the buyer assumed related to the lease for the building in which the business operated. The lease obligations continue through March 2011. While the Company assigned its interest in the lease to the buyer at the time of the sale of the business, the buyer subsequently defaulted under the lease, and the lessor sought reimbursement from the Company. The Company recorded a charge of $2.7 million in fiscal year 2007 related to payments for this lease obligation. The buyer filed for bankruptcy protection during the third quarter of fiscal year 2008 and was delinquent in making both its lease payments and payments for certain building expenses, requiring the Company to make payments of $0.4 million during fiscal year 2008 and $0.5 million during the first nine months of fiscal year 2009. The buyer ceased operations in the third quarter of fiscal year 2009 and vacated the property. As of October 4, 2009, the Company recorded an additional charge of $0.9 million related to waste removal and restoration costs, and reduced the estimated sublease rental payments reasonably expected to be obtained for the property.

Note 4: Interest and Other Expense, net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands)
Interest income	$(124)	$(1,064)	$(777)	$(3,249)
Interest expense	4,147	6,371	12,964	18,435
Gains on dispositions of investments, net	—	—	—	(1,158)
Other expense, net	798	742	1,652	2,280

Total interest and other expense, net	$4,821	$6,049	$13,839	$16,308

Note 5: Inventories, net

Inventories consisted of the following:

	October 4, 2009	December 28, 2008
	(In thousands)
Raw materials	$84,614	$78,097
Work in progress	21,550	16,191
Finished goods	118,263	103,679

Total inventories, net	$224,427	$197,967

Note 6: Income Taxes

The Company regularly reviews its tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits. The Company makes adjustments to its unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

At October 4, 2009, the Company had gross tax effected unrecognized tax benefits of $40.4 million, of which $37.4 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations. With the Company’s adoption of the new authoritative guidance on business combinations in the first quarter of fiscal year 2009, changes in deferred tax asset valuation allowances and income tax uncertainties, after the acquisition date, will affect income tax expense, including those associated with acquisitions that closed prior to the effective date of the new authoritative guidance on business combinations.

At October 4, 2009, the Company had $5.6 million of accrued liabilities for uncertain tax positions, including accrued interest, net of tax benefits, and penalties, which should be resolved within the next year. A portion of the accrued liabilities for uncertain tax positions could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as to income tax of numerous state and foreign jurisdictions.

The Company re-measured several of its uncertain tax positions related to fiscal years 2006 and 2007 during the third quarter of fiscal year 2009 based on new information arising from events during the quarter that affected positions for those years. The Company also effectively settled several income tax audits worldwide. The re-measurements and closure of audits included positions in Hong Kong, the United Kingdom and the United States. The re-measurements and closure of audits, as well as other discrete items, resulted in the recognition of $1.7 million of income tax benefits in continuing operations during the third quarter of fiscal year 2009. Tax years ranging from 1998 through 2008 remain open to examination by various state and foreign tax jurisdictions in which the Company has significant business operations, such as Singapore, Canada, Germany, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.

Note 7: Debt

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, the Company entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety the Company’s previous senior revolving credit agreement dated as of October 31, 2005. During the first quarter of fiscal year 2008, the Company exercised its option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $13.0 million were issued under the previous facility, which are treated as issued under the amended facility. The Company uses the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin, or the base rate. The Eurocurrency margin as of October 4, 2009 was 40 basis points. The weighted average Eurocurrency interest rate as of October 4, 2009 was 0.24%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.64%. The Company had drawn down approximately $424.5 million of borrowings in U.S. Dollars under the facility as of October 4, 2009, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, which are consistent with those financial covenants contained in the Company’s previous senior revolving credit agreement. The financial covenants in the Company’s amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if the Company’s credit rating is down-graded below investment grade. The Company was in compliance with all applicable covenants as of October 4, 2009.

6% Senior Unsecured Notes. On May 30, 2008, the Company issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance.

The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on May 30th and November 30th. The Company may redeem some or all of its 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in the Company’s 6% senior notes include debt-to-capital ratios which, if the Company’s credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. The Company was in compliance with all applicable covenants as of October 4, 2009.

The Company entered into forward interest rate contracts in October 2007 that were intended to hedge movements in interest rates prior to the Company’s expected debt issuance. In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of the Company’s 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss. The Company did not recognize any ineffectiveness related to these cash flow hedges. As of October 4, 2009, the balance remaining in accumulated other comprehensive loss related to these cash flow hedges, net of taxes of $4.4 million, was $6.8 million. The derivative losses are amortized into interest expense when the hedged exposure affects interest expense. The Company amortized into interest expense $1.5 million during the first nine months of fiscal year 2009 and $1.2 million during fiscal year 2008 for these derivative losses.

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

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands)
Number of common shares—basic	116,211	118,347	116,227	117,821
Effect of dilutive securities:
Stock options	332	1,182	186	1,140
Restricted stock	98	80	74	68

Number of common shares—diluted	116,641	119,609	116,487	119,029

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	6,252	4,846	8,707	6,274

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of the Company’s common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 9: Comprehensive Income

The components of comprehensive income, net of income taxes, consist of the following:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands)
Net income	$13,589	$51,902	$45,653	$95,746
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	19,808	(35,884)	13,667	(1,096)
Unrealized net gains (losses) on securities	42	(60)	192	(72)
Losses on effective cash flow hedges reclassified to earnings	299	299	897	399
Unrealized and realized net losses on effective cash flow hedges	—	(1,696)	—	(9,809)

	20,149	(37,341)	14,756	(10,578)

Comprehensive income, net of income taxes	$33,738	$14,561	$60,409	$85,168

The components of accumulated other comprehensive loss, net of income taxes, consist of the following:

	October 4, 2009	December 28, 2008
	(In thousands)
Foreign currency translation adjustments	$96,772	$83,105
Unrecognized losses and prior service costs	(106,300)	(106,300)
Unrealized net losses on securities	(176)	(368)
Net losses on cash flow hedges	(6,779)	(7,676)

Accumulated other comprehensive loss, net of income taxes	$(16,483)	$(31,239)

Note 10: Industry Segment Information

The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

Beginning with fiscal year 2009, the Company has realigned its businesses in a manner intended to allow the Company to prioritize its capabilities on two key strategic operating areas – Human Health and Environmental Health. The Company realigned into these two new operating segments to align its resources to meet the demands of the markets the Company serves and to focus on the important outcomes enabled by its technologies. The Company evaluates the performance of its operating segments based on sales and operating income. Intersegment sales and transfers are not significant. The Company’s management reviews the results of the operations by these two new operating segments. The accounting policies of the operating segments are the same as those described in Note 1 to the audited consolidated financial statements in the 2008 Form 10-K. The results reported for the three and nine months ended October 4, 2009 reflect this new alignment of the Company’s operating segments. Financial information in this report relating to the three and nine months ended September 28, 2008 has been retrospectively adjusted to reflect the changes in the Company’s operating segments. The principal products and services of these operating segments are:

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

Sales and operating profit by segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands)
Human Health
Sales	$180,197	$196,697	$542,311	$580,699
Operating income from continuing operations	18,890	21,392	55,646	52,854
Environmental Health
Sales	256,868	282,050	760,903	861,733
Operating income from continuing operations	15,505	30,512	58,622	98,468
Corporate
Operating loss from continuing operations	(7,975)	(8,768)	(24,160)	(30,092)
Continuing Operations
Sales	$437,065	$478,747	$1,303,214	$1,442,432
Operating income from continuing operations	26,420	43,136	90,108	121,230
Interest and other expense, net (see Note 4)	4,821	6,049	13,839	16,308

Income from continuing operations before income taxes	$21,599	$37,087	$76,269	$104,922

Note 11: Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of October 4, 2009 and December 28, 2008.

The Company recorded the following gains and losses, which have been reported as (loss) gain on disposition of discontinued operations:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands)
Net gain (loss) on disposition of ViaCyteSM and Cellular Therapy Technology businesses	$85	$113	$(2,301)	$(8,338)
Net loss on disposition of other discontinued operations	(1,365)	(300)	(1,371)	(254)

Net loss on disposition of discontinued operations before income taxes	(1,280)	(187)	(3,672)	(8,592)
Provision for (benefit from) income taxes	288	(8,331)	(116)	(9,577)

(Loss) gain on disposition of discontinued operations, net of income taxes	$(1,568)	$8,144	$(3,556)	$985

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

In November 2007, the Company acquired ViaCell, Inc. (“ViaCell”), which specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. Following the ViaCell acquisition, the Board of Directors of the Company (the “Board”) approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The Company determined that both businesses did not strategically fit with the other products offered by the Human Health segment. The Company also determined that without investing capital into the operations of both businesses, the Company could not effectively compete with larger companies that focus on the market for such products. After careful consideration, the Company decided in the second quarter of fiscal year 2008 to shut down the ViaCyteSM and Cellular Therapy Technology businesses. The Company recorded a pre-tax loss of $8.0 million for severance and facility closure costs during fiscal year 2008 and recorded an additional pre-tax loss of $2.3 million related to facility closure costs during the first nine months of fiscal year 2009.

During the first nine months of both fiscal years 2009 and 2008, the Company settled various commitments related to the divestiture of other discontinued operations. The Company recognized a pre-tax loss of $1.4 million in the first nine months of fiscal year 2009 in connection with the closure of a facility and a pre-tax loss of $0.3 million in the first nine months of fiscal year 2008 in connection with other various commitments. The benefit from income taxes of $9.6 million recorded in discontinued operations in the first nine months of fiscal year 2008 includes $8.5 million of income tax benefits related to the favorable settlement of several income tax audits worldwide during the fiscal quarter ended September 28, 2008.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands)
Sales	$11,485	$26,370	$28,415	$73,664
Costs and expenses	12,255	24,204	33,345	70,447

Operating (loss) income from discontinued operations	(770)	2,166	(4,930)	3,217
Other expense, net	—	—	—	—

(Loss) income from discontinued operations before income taxes	(770)	2,166	(4,930)	3,217
Provision for (benefit from) income taxes	94	91	(102)	470

(Loss) income from discontinued operations, net of income taxes	$(864)	$2,075	$(4,828)	$2,747

Note 12: Stock Plans

In addition to the Company’s Employee Stock Purchase Plan, the Company formerly had three stock-based compensation plans, the Amended and Restated 2001 Incentive Plan, the 2005 Incentive Plan and the Amended and Restated Life Sciences Incentive Plan (collectively the “Prior Plans”), under which the Company’s common stock was made available for stock option grants, restricted stock awards, and stock grants as part of the Company’s compensation programs. The Prior Plans are described in more detail in the Company’s definitive proxy statement filed with the SEC on March 20, 2009 and Note 20 to the Company’s audited consolidated financial statements included in the Company’s 2008 Form 10-K filed with the SEC on February 26, 2009. On April 28, 2009, the Company’s shareholders approved the 2009 Incentive Plan (the “2009 Plan”), which is described in more detail in the Company’s definitive proxy statement filed with the SEC on March 20, 2009. Under the 2009 Plan, 10.0 million shares of the Company’s common stock, as well as shares of the Company’s common stock previously granted under the Amended and Restated 2001 Incentive Plan and the 2005 Incentive Plan that were cancelled or forfeited without the shares being issued, are authorized for stock option grants, restricted stock awards, and stock grants as part of the Company’s compensation programs. The 2009 Plan replaced the Prior Plans. Awards granted under the Prior Plans prior to the approval of the 2009 Plan remain outstanding.

For the three and nine months ended October 4, 2009, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $3.8 million and $11.9 million, respectively. For the three and nine months ended September 28, 2008, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $5.5 million and $16.4 million, respectively. The total income tax benefit recognized in the condensed consolidated income statements for stock-based compensation was $1.4 million and $4.0 million for the three and nine months ended October 4, 2009, respectively. The total income tax benefit recognized in the condensed consolidated income statements for stock-based compensation was $1.8 million and $5.4 million for the three and nine months ended September 28, 2008, respectively. Stock-based compensation costs capitalized as part of inventory were approximately $0.2 million as of both October 4, 2009 and September 28, 2008.

Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Nine Months Ended
	October 4, 2009	September 28, 2008
Risk-free interest rate	1.6%	2.6%
Expected dividend yield	1.9%	1.2%
Expected lives	4 years	4 years
Expected stock volatility	35%	28%

The following table summarizes stock option activity for the nine months ended October 4, 2009:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(Shares in thousands)		(In years)	(In millions)
Outstanding at December 28, 2008	9,424	$24.81
Granted	2,250	13.24
Exercised	(212)	10.65
Canceled	(2,552)	28.61
Forfeited	(175)	21.65

Outstanding at October 4, 2009	8,735	$21.13	3.9	$12.7

Exercisable at October 4, 2009	5,170	$23.56	2.5	$1.9

Vested and expected to vest in the future	7,856	$21.13	3.9	$11.4

The weighted-average grant-date fair value of options granted for the three and nine months ended October 4, 2009 were $4.43 and $3.32, respectively. The weighted-average grant-date fair value of options granted for the three and nine months ended September 28, 2008 were $6.59 and $5.88, respectively. The total intrinsic value of options exercised for the three and nine months ended October 4, 2009 were $0.2 million and $1.0 million, respectively. The total intrinsic value of options exercised for the three and nine months ended September 28, 2008 were $11.1 million and $19.1 million, respectively. Cash received from option exercises for the nine months ended October 4, 2009 and September 28, 2008 was $2.3 million and $43.4 million, respectively. The related excess tax benefit, classified as a financing cash activity, was $0.03 million and $0.4 million for the nine months ended October 4, 2009 and September 28, 2008, respectively.

There was $9.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of October 4, 2009. This cost is expected to be recognized over a weighted-average period of 1.8 fiscal years and will be adjusted for any future changes in estimated forfeitures.

The following table summarizes total compensation expense recognized related to the Company’s outstanding stock options, which is a function of current and prior year awards, net of estimated forfeitures, included in the Company’s condensed consolidated income statements for the three and nine months ended October 4, 2009 and September 28, 2008:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands)
Cost of sales	$288	$359	$887	$948
Research and development expenses	110	32	352	265
Selling, general and administrative and other expenses	1,381	2,085	4,348	5,010

Compensation expense related to stock options	1,779	2,476	5,587	6,223
Less: income tax benefit	(722)	(764)	(1,919)	(1,922)

Net compensation expense related to stock options	$1,057	$1,712	$3,668	$4,301

Restricted Stock Awards: The following table summarizes restricted stock award activity for the nine months ended October 4, 2009:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at December 28, 2008	321	$24.54
Granted	283	13.24
Vested	(31)	20.85
Forfeited	(35)	23.80

Nonvested at October 4, 2009	538	$18.85

The weighted-average grant-date fair value of restricted stock awards granted during the three and nine months ended October 4, 2009 were $18.25 and $13.24, respectively. The weighted-average grant-date fair value of restricted stock awards granted during the three and nine months ended September 28, 2008 were $28.23 and $25.38, respectively. The fair value of restricted stock awards vested were $0.7 million and $0.2 million for the nine months ended October 4, 2009 and September 28, 2008, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards, which is a function of current and prior year awards, was approximately $0.9 million and $2.5 million for the three and nine months ended October 4, 2009, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards, which is a function of current and prior year awards, was approximately $1.9 million and $4.5 million for the three and nine months ended September 28, 2008, respectively.

As of October 4, 2009, there was $4.6 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.8 fiscal years.

Performance Units: The Company granted 205,900 performance units and 131,151 performance units during the nine months ended October 4, 2009 and September 28, 2008, respectively. The weighted-average grant-date fair value of performance units granted during the nine months ended October 4, 2009 and September 28, 2008 were $13.17 and $24.95, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was approximately $1.1 million and $3.0 million for the three and nine months ended October 4, 2009, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was approximately $1.2 million and $4.8 million for the three and nine months ended September 28, 2008, respectively. As of October 4, 2009, there were 387,863 performance units outstanding subject to forfeiture.

Stock Awards: The Company granted 5,790 shares and 3,740 shares to each non-employee Director during the nine months ended October 4, 2009 and September 28, 2008, respectively. During the first quarter of fiscal year 2008, a new non-employee Director was granted 667 shares. The weighted-average grant-date fair value of stock awards granted during the nine months ended October 4, 2009 and September 28, 2008 was $17.27 and $26.70, respectively. The total compensation expense recognized related to these stock awards was approximately $0.8 million for each of the nine months ended October 4, 2009 and September 28, 2008.

Employee Stock Purchase Plan: During the nine months ended October 4, 2009, the Company issued 138,691 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $14.62 per share. At October 4, 2009, there remained available for sale to employees an aggregate of 1.5 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Stock Repurchase Program: On October 23, 2008, the Company announced that the Board authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 22, 2012 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the first nine months of fiscal year 2009, the Company repurchased 1,000,833 shares of its common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the Repurchase Program. Approximately 8.0 million shares of the Company’s common stock remain available for repurchase from the 10.0 million shares authorized by the Board under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During the first nine months of fiscal year 2009, the Company repurchased 28,890 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Note 13: Goodwill and Intangible Assets, net

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

As discussed in Note 10, the Company realigned its organization into two new operating segments at the beginning of fiscal year 2009. In conjunction with the realignment of its operating segments, the Company also redefined its reporting units based on the new alignment of its operating segments. Financial information in this report relating to the first nine months of fiscal year 2008 has been retrospectively adjusted to reflect the changes in the Company’s operating segments. The Company’s segment management reviews the results of the operations one level below its operating segments. The Company has determined that the reporting units that should be used to test goodwill for impairment are the analytical sciences and laboratory services business, illumination and detection solutions business, genetic screening business, bio-discovery business and medical imaging business. The income approach, specifically the discounted cash flow model, was used to determine the fair values of each of the reporting units in order to allocate goodwill on a relative fair value basis.

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

The changes in the carrying amount of goodwill for the period ended October 4, 2009 from December 28, 2008 were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at December 28, 2008	$888,172	$508,120	$1,396,292
Foreign currency translation	4,535	3,403	7,938
Acquisitions and earn-out adjustments	37,235	32,082	69,317

Balance at October 4, 2009	$929,942	$543,605	$1,473,547

Identifiable intangible asset balances at October 4, 2009 and December 28, 2008 by category were as follows:

	October 4, 2009	December 28, 2008
	(In thousands)
Patents	$138,420	$124,693
Less: Accumulated amortization	(79,981)	(73,183)

Net patents	58,439	51,510

Licenses	73,359	63,963
Less: Accumulated amortization	(39,588)	(35,238)

Net licenses	33,771	28,725

Core technology	410,443	372,861
Less: Accumulated amortization	(191,553)	(159,788)

Net core technology	218,890	213,073

IPR&D	4,349	—
Less: Accumulated amortization	—	—

Net IPR&D	4,349	—

Net amortizable intangible assets	315,449	293,308

Non-amortizing intangible assets:
Trade names and trademarks	159,165	159,165

Totals	$474,614	$452,473

Total amortization expense related to finite-lived intangible assets was $42.0 million for both the nine months ended October 4, 2009 and September 28, 2008.

Note 14: Warranty Reserves

The Company provides warranty protection for certain products for periods usually ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time for service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the condensed consolidated balance sheets. A summary of warranty reserve activity for the three and nine months ended October 4, 2009 and September 28, 2008 is as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands)
Balance beginning of period	$9,771	$9,610	$9,433	$10,362
Provision charged to income	3,271	3,283	9,554	9,964
Payments	(3,655)	(3,495)	(10,731)	(10,536)
Adjustments to previously provided warranties, net	88	185	1,001	(586)
Foreign currency and acquisitions	285	(381)	503	(2)

Balance end of period	$9,760	$9,202	$9,760	$9,202

Note 15: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and post-retirement plans for the three and nine months ended October 4, 2009 and September 28, 2008:

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Three Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands)
Service cost	$991	$1,295	$21	$22
Interest cost	6,149	6,878	48	54
Expected return on plan assets	(5,636)	(6,602)	(190)	(259)
Amortization of prior service	(43)	(48)	(79)	(78)
Recognition of actuarial losses (gains)	1,284	955	(14)	(109)

Net periodic benefit cost (credit)	$2,745	$2,478	$(214)	$(370)

	Defined Benefit Pension Benefits		Post-Retirement Medical Benefits
	Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands)
Service cost	$3,424	$3,802	$73	$72
Interest cost	18,440	20,524	160	168
Expected return on plan assets	(16,802)	(20,108)	(568)	(776)
Amortization of prior service	(123)	(149)	(237)	(236)
Recognition of actuarial losses (gains)	4,040	2,475	(16)	(290)

Net periodic benefit cost (credit)	$8,979	$6,544	$(588)	$(1,062)

Note 16: Settlement of Insurance Claim

During fiscal year 2007, the Company settled an insurance claim resulting from a fire that occurred at its facility in Boston, Massachusetts in March 2005. In connection with the settlement, the Company accrued $9.7 million representing management’s estimate of the total cost for decommissioning the building, including environmental matters, that was damaged in the fire. The Company paid $2.5 million during the first nine months of fiscal year 2009, $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building. The Company anticipates that the remaining payments of $1.7 million will be completed by the end of the second quarter of fiscal year 2010.

Note 17: Derivatives and Hedging Activities

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities, which requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the Company’s financial position, results of operations and cash flows. The Company adopted this new authoritative guidance on disclosures about derivative instruments and hedging activities during the first quarter of fiscal year 2009.

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

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $173.8 million and $107.8 million as of October 4, 2009 and September 28, 2008, respectively. The fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days during both fiscal years 2009 and 2008.

By nature, all financial instruments involve market and credit risks. The Company enters into derivative instruments with major investment grade financial institutions and has policies to monitor the credit risk of those counterparties.

Note 18: Fair Value Measurements

The Company adopted FASB’s authoritative guidance on fair value measurements as of December 31, 2007, with the exception of the application of the guidance on non-recurring nonfinancial assets and nonfinancial liabilities that was delayed to fiscal years beginning after November 15, 2008, which the Company adopted as of December 29, 2008. The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended October 4, 2009. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities and derivative contracts used to hedge the Company’s currency risk. The Company has not elected to measure any additional financial instruments or other items at fair value.

Valuation Hierarchy: The following summarizes the three levels of inputs required by the guidance to measure fair value: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable prices that are based on inputs not quoted on active markets, but corroborated by market data; and Level 3 inputs are unobservable estimates that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities based on the Company’s assumptions. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

The following table shows the assets and liabilities carried at fair value measured on a recurring basis at October 4, 2009 classified in one of the three classifications described above:

	Fair Value Measurements at October 4, 2009 Using:
	Total Carrying Value at October 4, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,280	$992	$—	$—
Foreign exchange derivative liabilities, net	(44)	—	(44)	—
Contingent consideration	(4,105)	—	—	(4,105)

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

For the nine months ended October 4, 2009, the Company has classified its net liabilities for contingent consideration relating to its acquisitions of Opto Technology and Sym-Bio within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. A description of these acquisitions and determination of fair value for the contingent consideration is included within Note 2. A reconciliation of the beginning and ending Level 3 net liabilities for the nine months ended October 4, 2009 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)
Beginning balance	$—
Transfers into Level 3	(4,437)
Change in fair value (included within selling, general and administrative expenses)	332

Ending balance	$(4,105)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities.

The Company’s amended senior unsecured revolving credit facility, with a $650.0 million available limit, and the Company’s 6% senior unsecured notes, with a face value of $150.0 million, had outstanding balances as of October 4, 2009 of $424.5 million and $150.0 million, respectively, and as of December 28, 2008 of $359.0 million and $150.0 million, respectively. The interest rate on the Company’s amended senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first nine months of fiscal year 2009. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value. The fair value of the 6.0% senior unsecured notes is estimated using market quotes from brokers or is based on current rates offered for similar debt. At October 4, 2009, the 6.0% senior unsecured notes had an aggregate carrying value of $150.0 million and a fair value of $160.3 million. At December 28, 2008, the 6.0% senior unsecured notes had an aggregate carrying value of $150.0 million and a fair value of $146.3 million.

As of October 4, 2009, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 19: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $4.7 million as of October 4, 2009, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that the Company has breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. The Company subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, the Company believes, excludes certain of the Company’s products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. In January 2009, the case was assigned to a new district court judge. On March 16, 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc., which involves a number of the same patents and which could materially affect the scope of Enzo’s case against the Company.

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

The Company believes it has meritorious defenses to these lawsuits and other proceedings, and it is contesting the actions vigorously in all of the above unresolved matters. While each of these matters is subject to uncertainty, in the opinion of the Company’s management, based on its review of the information available at this time, the resolution of these matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at October 4, 2009 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

We announced a new alignment of our businesses to allow us to prioritize our capabilities on two key strategic operating areas – Human Health and Environmental Health. We reorganized into these two new operating segments to align our resources to meet the demands of the markets we serve and to focus on the important outcomes enabled by our technologies. This new alignment became effective at the start of our fiscal year 2009. The results reported for the three and nine months ended October 4, 2009 reflect this new alignment of our operating segments. Financial information in this report relating to the three and nine months ended September 28, 2008 has been retrospectively adjusted to reflect the changes in our operating segments. In conjunction with the realignment of our operating segments, we also redefined the reporting units we use to test for the impairment of goodwill related to our businesses. We performed our annual impairment testing as of January 1, 2009, our annual impairment date for our reporting units, and based on the first step of the impairment process, the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value, we concluded that there was no goodwill impairment.

Human Health

Our new Human Health segment concentrates on developing diagnostics, tools and applications to help detect disease earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within the Human Health segment, we serve both the diagnostics and research markets. The Human Health segment includes our products and services that address the genetic screening and bio-discovery markets, formerly in our Life and Analytical Sciences segment, and our technology serving the medical imaging market, formerly in our Optoelectronics segment. Our Human Health segment generated sales of $180.2 million in the third quarter of fiscal year 2009 and $542.3 million in the first nine months of fiscal year 2009.

Diagnostics Market:

We provide early detection for genetic disorders from pre-conception to early childhood as well as medical imaging for the diagnostics market. We provide early and accurate insights into the health of expectant mothers during pregnancy and their newborns. Our instruments, reagents and software test and screen for disorders and diseases, including Down syndrome, infertility, anemia and diabetes. Our medical imaging detectors are used to enable doctors to make faster and more accurate diagnoses of conditions ranging from broken bones to reduced blood flow in vascular systems. In addition, our detectors improve oncology treatments by focusing radiation directly at tumors.

Research Market:

In the research market, we provide a broad suite of solutions including reagents, liquid handling and detection technologies that enable researchers to improve the drug discovery process. These applications, solutions and services enable pharmaceutical companies to create better therapeutics by helping to bring such therapeutics to market faster and more efficiently. The portfolio of liquid handling and detection technologies includes a wide range of systems consisting of instrumentation for automation and detection solutions, cellular imaging and analysis hardware and software, and a portfolio of consumables products, including drug discovery and research reagents. We sell our research solutions to pharmaceutical, biotechnology and academic research customers globally.

Environmental Health

Our new Environmental Health segment provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental, safety and security, industrial and laboratory services markets. The Environmental Health segment includes our products and services that address the analytical sciences and laboratory service and support markets, formerly in our Life and Analytical Sciences segment, and our technology designed for the sensors and specialty lighting markets, formerly in our Optoelectronics segment. Our Environmental Health segment generated sales of $256.9 million in the third quarter of fiscal year 2009 and $760.9 million in the first nine months of fiscal year 2009.

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

Overview of the Third Quarter of Fiscal Year 2009

Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format, and as a result certain fiscal years will contain 53 weeks. Our 2009 fiscal year will include 53 weeks, while our 2008 fiscal year included 52 weeks. This additional week has been reflected in the first quarter of fiscal year 2009.

The distressed global economy has continued to negatively impact certain of our end markets during the third quarter of fiscal year 2009; however, several of our other end markets continued to perform better than we anticipated. Our overall sales in the third quarter of fiscal year 2009 declined $41.7 million, or 9%, as compared to the third quarter of fiscal year 2008, reflecting a decline of $16.5 million, or 8%, in our Human Health segment sales and a decline of $25.2 million, or 9%, in our Environmental Health segment sales. This decline in our Human Health segment sales during the three months ended October 4, 2009 was due primarily to decreased demand for our medical imaging products in the diagnostics market, as well as government stimulus related order delays in the research market. The decreased demand for our medical imaging products resulted from continued constraints on medical providers’ capital budgets, and a lack of financing availability. The government stimulus related order delays in the research market resulted from many of our customers continuing to redirect their budgets in hopes of obtaining grants for larger instrument purchases. The decline in our Environmental Health segment sales during the three months ended October 4, 2009 was due primarily to the decline in spending by private testing labs, and continued weak demand in fire detection and intrusion alarm sensors in the environmental and safety and security markets, as well as traditional chemical and semiconductor markets reducing capital purchases in response to continued tight capital budgets and difficulty accessing credit markets.

These declines have been offset in part by certain of our businesses operating in markets which are more isolated from current economic trends, or where our businesses have benefited from a push for more efficient spending. In our Human Health segment, we experienced strong growth in sales in the diagnostics market related to our genetic screening business during the third quarter of fiscal year 2009 as compared to that market in the third quarter of fiscal year 2008. The genetic screening business was driven by continued expansion of neonatal and prenatal screening platforms, with broad-based growth experienced across all major geographies. Our cord blood business also contributed to the growth of our genetic screening business during the third quarter of fiscal year 2009. In the research market, demand for our broad suite of reagents and low-end instruments was encouraging as customers continued to spend on basic research. As the rising cost of healthcare continues to be one of the critical issues contributing to the economic downturn, we anticipate that while there is continued pressure on lab budgets and credit availability, we may continue to see growth in our newborn screening business during the fourth quarter of fiscal year 2009 as the benefits of providing earlier detection of disease, which can result in savings of long-term health care cost as well as creating better outcomes for patients, are increasingly valued.

In our Environmental Health segment, our laboratory services business enables our customers to drive efficiencies, increase production time and reduce maintenance costs, all of which are increasingly critical in this distressed economic environment. During the third quarter of fiscal year 2009, we continued to grow by adding new customers to our OneSource multivendor service and we continued to expand in markets beyond our traditional customer base and services. The increase in sales in the laboratory service market partially offset decreased sales in the environmental, safety and security and industrial markets. While overall sales in the environmental and safety and security markets were driven down by the decline in spending by private testing labs in the pharmaceutical market and the decline in spending for fire detection and intrusion alarm sensors, sales of consumer safety and food testing products grew in the third quarter of fiscal year 2009 due to increased demand for the production and analysis of renewable energy sources and new testing requirements for consumer product safety applications. We believe that the need for increased inspection, testing and tracking of contaminants will drive increased demand for our products during the fourth quarter of fiscal year 2009.

Our gross margins declined approximately 10 basis points in the third quarter of fiscal year 2009 as compared to the third quarter of fiscal year 2008 due to lower demand, partially offset by changes in product mix, especially growth in sales of higher gross margin product offerings, and cost containment initiatives. In addition, our consolidated operating margin declined approximately 300 basis points in the third quarter of fiscal year 2009 as compared to the third quarter of fiscal year 2008, primarily as a result of lower demand, additional restructuring activities and increased pension expenses, partially offset by cost containment initiatives.

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

Recent Developments

Acquisitions and Asset Purchases

Purchase of Intangible Assets from GE Healthcare. In September 2009, we purchased the core technology and patents of GE Healthcare’s 3H and 14C Catalog Radiochemicals, Scintillation Proximity Assay (“SPA”) reagents and Cytostar-T plate portfolios for aggregate consideration of $12.0 million in cash. The Catalog Radiochemical products are used for a variety of research applications, including screening of potential drug candidates through binding assays. The SPA bead-based light-emitting assay and Cytostar-T plate technologies are offerings that enable the automation of High Throughput Screening (“HTS”) processes to help drug discovery researchers determine if potential new drug compounds are effective against their intended disease targets. We expect that incorporation of these technologies will strengthen our G-protein-coupled receptor and Kinase research product lines and complement our HTS and research reagent solutions. The purchased core technology and patents do not meet the definition of a business as the purchased assets were not accompanied by any associated processes. Purchased intangible assets are amortized over their estimated useful lives. We report the amortization of these intangible assets within the results of our Human Health segment from the purchase date. We periodically review the carrying value of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review on a periodic basis for long-lived assets when facts and circumstances suggest that cash flows emanating from those assets may be diminished.

Acquisition of Sym-Bio LifeScience Co., Ltd. In August 2009, we acquired the outstanding equity interests of Sym-Bio LifeScience Co., Ltd. (“Sym-Bio”). Sym-Bio is a major supplier of diagnostics instruments and related reagents to hospitals in China, particularly in the area of infectious diseases. We expect this acquisition to expand our access to the hospital market segment in China, offering a larger base from which to expand our prenatal and newborn screening business in the country and providing us with a significant diagnostics manufacturing and research and development base within China. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the employee workforce acquired. We paid the shareholders of Sym-Bio approximately $51.2 million in cash for this acquisition plus an additional amount of $12.5 million held in an escrow account for contingencies, of which $7.3 million is for potential additional contingent consideration with a fair value of $6.9 million at the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. We report the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Analytica of Branford, Inc. In May 2009, we acquired the outstanding stock of Analytica of Branford, Inc. (“Analytica”). Analytica is a leading developer of mass spectrometry and ion source technology. We expect this acquisition to allow us to offer our customers access to critical technologies such as time-of-flight and quadrupole mass spectrometers and new ion sources that provide more complete information as well as better throughput. We will also gain significant intellectual property in the field of mass spectrometry and ion source technology. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the employee workforce acquired. We paid the shareholders of Analytica approximately $21.7 million in cash for this acquisition plus up to $1.3 million in additional consideration, which we expect to pay during the fourth quarter of fiscal year 2009. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, which may be tax deductible if elected by us and approved by the shareholders of Analytica. We report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of Opto Technology Inc. In January 2009, we acquired the outstanding stock of Opto Technology Inc. (“Opto Technology”). Opto Technology is a supplier of light-emitting diode (“LED”) based lighting components and subsystems. We expect this acquisition to expand our portfolio of high brightness LED components by adding optical subsystems to provide energy efficient solid state lighting solutions to original equipment manufacturers. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the customer base acquired. We paid the shareholders of Opto Technology approximately $20.6 million in cash for this acquisition plus up to $8.0 million in potential additional contingent consideration, of which we recorded $4.9 million as the fair value at the acquisition date. During the first nine months of fiscal year 2009, we recorded a decrease of $0.3 million to the potential additional contingent consideration as a fair value adjustment through current period earnings. During the first nine months of fiscal year 2009, we received approximately $0.2 million from the former shareholders of Opto Technology for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. We report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

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

For a more detailed discussion of our critical accounting policies, please refer to the Notes to our Audited Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, as filed with the Securities and Exchange Commission (the “SEC”) (the “2008 Form 10-K”).

Consolidated Results of Continuing Operations

Sales

Sales for the three months ended October 4, 2009 were $437.1 million, as compared to $478.7 million for the three months ended September 28, 2008, a decrease of $41.7 million, or 9%, which includes an approximate 2% decrease in sales attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for the three months ended October 4, 2009 as compared to the three months ended September 28, 2008 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total decrease in sales reflects a $16.5 million, or 8%, decrease in our Human Health segment sales, due to a decrease in diagnostics market sales of $8.5 million and a decrease in research market sales of $8.0 million. Our Environmental Health segment sales decreased $25.2 million, or 9%, due to decreases in environmental, safety and security and industrial markets sales of $26.6 million, partially offset by an increase in laboratory services market sales of $1.4 million.

Sales for the nine months ended October 4, 2009 were $1,303.2 million, as compared to $1,442.4 million for the nine months ended September 28, 2008, a decrease of $139.2 million, or 10%, which includes an approximate 5% decrease in sales attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for the nine months ended October 4, 2009 as compared to the nine months ended September 28, 2008 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total decrease in sales reflects a $38.4 million, or 7%, decrease in our Human Health segment sales, due to a decrease in diagnostics market sales of $23.8 million and a decrease in research market sales of $14.6 million. Our Environmental Health segment sales decreased $100.8 million, or 12%, due to decreases in the environmental, safety and security and industrial markets sales of $99.6 million and a decrease in laboratory services market sales of $1.2 million.

Cost of Sales

Cost of sales for the three months ended October 4, 2009 was $249.5 million, as compared to $273.1 million for the three months ended September 28, 2008, a decrease of approximately $23.6 million, or 9%. As a percentage of sales, cost of sales increased to 57.1% for the three months ended October 4, 2009, from 57.0% for the three months ended September 28, 2008, resulting in a decrease in gross margin of approximately 10 basis points to 42.9% for the three months ended October 4, 2009, from 43.0% for the three months ended September 28, 2008. Amortization of intangible assets was $9.5 million for each of the three month periods ended October 4, 2009 and September 28, 2008. Stock option expense decreased and was $0.3 million for the three months ended October 4, 2009, as compared to $0.4 million for the three months ended September 28, 2008. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed to date in fiscal year 2009 added an expense of approximately $0.3 million for the three months ended October 4, 2009. The decrease in gross margin was primarily the result of lower demand, partially offset by changes in product mix, especially growth in sales of higher gross margin product offerings, and cost containment initiatives.

Cost of sales for the nine months ended October 4, 2009 was $740.2 million, as compared to $829.7 million for the nine months ended September 28, 2008, a decrease of approximately $89.4 million, or 11%. As a percentage of sales, cost of sales decreased to 56.8% for the nine months ended October 4, 2009, from 57.5% for the nine months ended September 28, 2008, resulting in an increase in gross margin of approximately 70 basis points to 43.2% for the nine months ended October 4, 2009, from 42.5% for the nine months ended September 28, 2008. Amortization of intangible assets decreased and was $27.4 million for the nine months ended October 4, 2009, as compared to $28.3 million for the nine months ended September 28, 2008. Stock option expense was $0.9 million for each of the nine month periods ended October 4, 2009 and September 28, 2008. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed to date in fiscal year 2009 added an expense of approximately $0.5 million for the nine months ended October 4, 2009. The increase in gross margin was primarily the result of the combined favorable impact of changes in product mix, especially growth in sales of higher gross margin product offerings, productivity improvements and cost containment initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended October 4, 2009 were $121.4 million, as compared to $129.8 million for the three months ended September 28, 2008, a decrease of approximately $8.4 million, or 6%. As a percentage of sales, selling, general and administrative expenses were 27.8% for the three months ended October 4, 2009, as compared to 27.1% for the three months ended September 28, 2008. Amortization of intangible assets increased and was $4.5 million for the three months ended October 4, 2009, as compared to $4.1 million for the three months ended September 28, 2008. Stock option expense decreased and was $1.4 million for the three months ended October 4, 2009, as compared to $2.1 million for the three months ended September 28, 2008. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions completed to date in fiscal year 2009 added an expense of approximately $0.7 million for the three months ended October 4, 2009. The decrease in selling, general and administrative expenses was primarily the result of cost containment initiatives, partially offset by increased pension expenses.

Selling, general and administrative expenses for the nine months ended October 4, 2009 were $373.8 million, as compared to $402.4 million for the nine months ended September 28, 2008, a decrease of approximately $28.6 million, or 7%. As a percentage of sales, selling, general and administrative expenses were 28.7% for the nine months ended October 4, 2009, as compared to 27.9% for the nine months ended September 28, 2008. Amortization of intangible assets increased and was $13.1 million for the nine months ended October 4, 2009, as compared to $12.1 million for the nine months ended September 28, 2008. Stock option expense decreased and was $4.3 million for the nine months ended October 4, 2009, as compared to $5.0 million for the nine months ended September 28, 2008. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions completed to date in fiscal year 2009 added an expense of approximately $1.8 million for the nine months ended October 4, 2009. The decrease in selling, general and administrative expenses was primarily the result of cost containment initiatives, partially offset by increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange.

Research and Development Expenses

Research and development expenses for the three months ended October 4, 2009 were $27.3 million, as compared to $26.2 million for the three months ended September 28, 2008, an increase of $1.1 million, or 4%. As a percentage of sales, research and development expenses increased to 6.3% for the three months ended October 4, 2009, as compared to 5.5% for the three months ended September 28, 2008. Amortization of intangible assets was $0.5 million for each of the three month periods ended October 4, 2009 and September 28, 2008. Research and development expenses also included stock option expense of $0.1 million for the three months ended October 4, 2009, as compared to $0.03 million for the three months ended September 28, 2008. We directed research and development efforts similarly during fiscal years 2009 and 2008, primarily toward the diagnostics and research markets within our Human Health segment, and the environmental and safety and security markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

Research and development expenses for the nine months ended October 4, 2009 were $78.9 million, as compared to $83.0 million for the nine months ended September 28, 2008, a decrease of $4.1 million, or 5%. As a percentage of sales, research and development expenses increased to 6.1% for the nine months ended October 4, 2009, as compared to 5.8% for the nine months ended September 28, 2008. Amortization of intangible assets decreased and was $1.5 million for the nine months ended October 4, 2009, as compared to $1.6 million for the nine months ended September 28, 2008. Research and development expenses also included stock option expense of $0.4 million for the nine months ended October 4, 2009, as compared to $0.3 million for the nine months ended September 28, 2008.

Restructuring and Lease Charges, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with our growth strategy and the integration of our business units.

A description of the restructuring plans and the activity recorded for the nine months ended October 4, 2009 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K.

The restructuring plan for the third quarter of fiscal year 2009 was intended principally to reduce resources in anticipation of continued decreasing demand in certain end markets and to shift resources to higher growth geographic regions and end markets. The restructuring plan for the first quarter of fiscal year 2009 was intended principally to reduce resources in anticipation of decreasing demand in certain end markets. The restructuring plan for the third quarter of fiscal year 2008 was intended principally to shift resources into geographic regions and product lines that are more consistent with our growth strategy. The activities associated with these plans have been reported as restructuring expenses as a component of operating expenses from continuing operations. We expect the impact of immediate cost savings from the restructuring plans on operating results and cash flows to approximately offset the decline in revenue. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we will incur offsetting costs.

Q3 2009 Plan

During the third quarter of fiscal year 2009, our management approved a plan to reduce resources in anticipation of continued decreasing demand in certain end markets and to shift resources to higher growth geographic regions and end markets (the “Q3 2009 Plan”). As a result of the Q3 2009 Plan, we recognized a $4.9 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. We also recognized a $7.3 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities. As part of our Q3 2009 Plan, we reduced headcount by 171 employees. All notifications and actions related to the Q3 2009 Plan were completed by October 4, 2009.

The following table summarizes the Q3 2009 Plan activity for the nine months ended October 4, 2009:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Provision	$11,753	$440	$12,193
Amounts paid and foreign currency translation	(1,526)	(55)	(1,581)

Balance at October 4, 2009	$10,227	$385	$10,612

All employee relationships have been severed and we anticipate that the remaining severance payments of $10.2 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2011. We also anticipate that the remaining payments of $0.4 million for the closure of the excess facility will be paid through fiscal year 2011, in accordance with the terms of the applicable lease.

Q1 2009 Plan

During the first quarter of fiscal year 2009, our management approved a plan to reduce resources in anticipation of decreasing demand in certain end markets (the “Q1 2009 Plan”). As a result of the Q1 2009 Plan, we recognized a $4.8 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. We also recognized a $3.0 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. As part of our Q1 2009 Plan, we reduced headcount by 166 employees. All notifications and actions related to the Q1 2009 Plan were completed by April 5, 2009.

The following table summarizes the Q1 2009 Plan activity for the nine months ended October 4, 2009:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Provision	$7,365	$458	$7,823
Amounts paid and foreign currency translation	(3,672)	(126)	(3,798)

Balance at October 4, 2009	$3,693	$332	$4,025

All employee relationships have been severed and we anticipate that the remaining severance payments of $3.7 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. We also anticipate that the remaining payments of $0.3 million for the closure of the excess facility will be paid through fiscal year 2012, in accordance with the terms of the applicable lease.

Q3 2008 Plan

During the third quarter of fiscal year 2008, our management approved a plan to shift resources into product lines that are more consistent with our growth strategy (the “Q3 2008 Plan”). As a result of the Q3 2008 Plan, we recognized a $4.5 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities. We also recognized a $3.3 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities. As part of our Q3 2008 Plan, we reduced headcount by 107 employees. All notifications and actions related to the Q3 2008 Plan were completed by September 28, 2008.

The following table summarizes the Q3 2008 Plan activity for the nine months ended October 4, 2009:

	Severance	Closure of Excess Facilities	Total
	(In thousands)
Balance at December 28, 2008	$2,659	$1,152	$3,811
Amounts paid and foreign currency translation	(1,581)	(295)	(1,876)

Balance at October 4, 2009	$1,078	$857	$1,935

All employee relationships have been severed and we anticipate that the remaining severance payments of $1.1 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. We also anticipate that the remaining payments of $0.9 million for the closure of excess facilities will be paid through fiscal year 2011, in accordance with the terms of the applicable leases.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2007 were workforce reductions related to the integration of our businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both our Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During the nine months ended October 4, 2009, we paid $0.4 million related to these plans and recorded a reversal of $0.7 million related to lower than expected severance costs for several of these plans. As of October 4, 2009, we had approximately $1.0 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities in both our Human Health and Environmental Health segments. Payments for these leases, the terms of which vary in length, will be made through fiscal year 2011.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, we were required to guarantee the lease obligations that the buyer assumed related to the lease for the building in which the business operated. The lease obligations continue through March 2011. While we assigned our interest in the lease to the buyer at the time of the sale of the business, the buyer subsequently defaulted under the lease, and the lessor sought reimbursement from us. We recorded a charge of $2.7 million in fiscal year 2007 related to payments for this lease obligation. The buyer filed for bankruptcy protection during the third quarter of fiscal year 2008 and was delinquent in making both its lease payments and payments for certain building expenses, requiring us to make payments of $0.4 million during fiscal year 2008 and $0.5 million during the first nine months of fiscal year 2009. The buyer ceased operations in the third quarter of fiscal year 2009 and vacated the property. As of October 4, 2009, we recorded an additional charge of $0.9 million related to waste removal and restoration costs, and reduced the estimated sublease rental payments reasonably expected to be obtained for the property.

Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands)
Interest income	$(124)	$(1,064)	$(777)	$(3,249)
Interest expense	4,147	6,371	12,964	18,435
Gains on dispositions of investments, net	—	—	—	(1,158)
Other expense, net	798	742	1,652	2,280

Total interest and other expense, net	$4,821	$6,049	$13,839	$16,308

Interest and other expense, net, for the three months ended October 4, 2009 was $4.8 million, as compared to $6.1 million for the three months ended September 28, 2008, a decrease of $1.2 million. The decrease in interest and other expense, net, for the three months ended October 4, 2009 as compared to the three months ended September 28, 2008 was primarily due to lower interest rates on outstanding debt balances, which was partially offset by higher outstanding debt balances. Interest expense decreased by $2.2 million and interest income decreased by $0.9 million for the three months ended October 4, 2009, as compared to the three months ended September 28, 2008. Other expenses for the three months ended October 4, 2009 as compared to the three months ended September 28, 2008 increased by $0.1 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

Interest and other expense, net, for the nine months ended October 4, 2009 was $13.8 million, as compared to $16.3 million for the nine months ended September 28, 2008, a decrease of $2.5 million. The decrease in interest and other expense, net, for the nine months ended October 4, 2009 as compared to the nine months ended September 28, 2008 was primarily due to lower interest rates on outstanding debt balances, which was partially offset by higher outstanding debt balances and lower interest rates on cash balances. Interest expense decreased by $5.5 million and interest income decreased by $2.5 million for the nine months ended October 4, 2009, as compared to the nine months ended September 28, 2008. Other expenses for the nine months ended October 4, 2009 as compared to the nine months ended September 28, 2008 decreased by $0.6 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation.

Provision for (Benefit from) Income Taxes

For the three months ended October 4, 2009, the provision for income taxes from continuing operations was $5.6 million, as compared to a benefit of $4.6 million for the three months ended September 28, 2008. The provision for income taxes from continuing operations was $22.2 million for the nine months ended October 4, 2009, as compared to a provision of $12.9 million for the nine months ended September 28, 2008. The effective tax rate from continuing operations was a provision of 25.8% and 29.1% for the three and nine months ended October 4, 2009, respectively, as compared to a benefit of 12.4% for the three months ended September 28, 2008 and a provision of 12.3% for the nine months ended September 28, 2008. The higher effective tax rate in fiscal year 2009 was primarily due to an increase in the expected mix of profits from higher tax rate jurisdictions in 2009 as compared to the three and nine months ended September 28, 2008 and reflects the favorable settlement of several income tax audits worldwide during the fiscal quarter ended September 28, 2008.

Discontinued Operations

As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of October 4, 2009 and December 28, 2008.

We recorded the following gains and losses, which have been reported as (loss) gain on disposition of discontinued operations:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands)
Net gain (loss) on disposition of ViaCyteSM and Cellular Therapy Technology businesses	$85	$113	$(2,301)	$(8,338)
Net loss on disposition of other discontinued operations	(1,365)	(300)	(1,371)	(254)

Net loss on disposition of discontinued operations before income taxes	(1,280)	(187)	(3,672)	(8,592)
Provision for (benefit from) income taxes	288	(8,331)	(116)	(9,577)

(Loss) gain on disposition of discontinued operations, net of income taxes	$(1,568)	$8,144	$(3,556)	$985

As part of our new strategic business alignment into our Human Health and Environmental Health segments and our continuing efforts to focus on higher growth opportunities, in December 2008, our management approved separate plans to divest our Photonics and Photoflash businesses within our Environmental Health segment. Photonics and Photoflash products and technologies include xenon flashtubes and modules. These products are used in a variety of applications including mobile phones and laser machine tools. We are actively marketing and are currently committed to a plan to sell both of these businesses.

In addition, during December 2008, our management approved the shut down of certain instrument businesses within our Human Health segment: Cellular Screening Fluorescence and Luminescence workstations, Analytical Proteomics Instruments and Proteomics and Genomics Instruments. The shut down of the Cellular Screening Fluorescence and Luminescence workstations business, the Analytical Proteomics Instruments business, and the Proteomics and Genomics Instruments business resulted in a pre-tax loss of $4.8 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value during fiscal year 2008.

In November 2007, we acquired ViaCell, Inc. (“ViaCell”), which specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. Following the ViaCell acquisition, our Board of Directors (our “Board”) approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. We determined that both businesses did not strategically fit with the other products offered by our Human Health segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete with larger companies that focus on the market for such products. After careful consideration, we decided in the second quarter of fiscal year 2008 to shut down the ViaCyteSM and Cellular Therapy Technology businesses. We recorded a pre-tax loss of $8.0 million for severance and facility closure costs during fiscal year 2008 and recorded an additional pre-tax loss of $2.3 million related to facility closure costs during the first nine months of fiscal year 2009.

During the first nine months of both fiscal years 2009 and 2008, we settled various commitments related to the divestiture of other discontinued operations. We recognized a pre-tax loss of $1.4 million in the first nine months of fiscal year 2009 in connection with the closure of a facility and a pre-tax loss of $0.3 million in the first nine months of fiscal year 2008 in connection with other various commitments. The benefit from income taxes of $9.6 million recorded in discontinued operations in the first nine months of fiscal year 2008 includes $8.5 million of income tax benefits related to the favorable settlement of several income tax audits worldwide during the fiscal quarter ended September 28, 2008.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands)
Sales	$11,485	$26,370	$28,415	$73,664
Costs and expenses	12,255	24,204	33,345	70,447

Operating (loss) income from discontinued operations	(770)	2,166	(4,930)	3,217
Other expense, net	—	—	—	—

(Loss) income from discontinued operations before income taxes	(770)	2,166	(4,930)	3,217
Provision for (benefit from) income taxes	94	91	(102)	470

(Loss) income from discontinued operations, net of income taxes	$(864)	$2,075	$(4,828)	$2,747

Contingencies, Including Tax Matters

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $4.7 million as of October 4, 2009, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. In January 2009, the case was assigned to a new district court judge. On March 16, 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc., which involves a number of the same patents and which could materially affect the scope of Enzo’s case against us.

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

We believe we have meritorious defenses to these lawsuits and other proceedings, and we are contesting the actions vigorously in all of the above unresolved matters. While each of these matters is subject to uncertainty, in the opinion of our management, based on its review of the information available at this time, the resolution of these matters will not have a material adverse effect on our condensed consolidated financial statements.

We re-measured several of our uncertain tax positions related to fiscal years 2006 and 2007 during the third quarter of fiscal year 2009 based on new information arising from events during the quarter that affected positions for those years. We also effectively settled several income tax audits worldwide. The re-measurements and closure of audits included positions in Hong Kong, the United Kingdom and the United States. The re-measurements and closure of audits, as well as other discrete items, resulted in the recognition of $1.7 million of income tax benefits in continuing operations during the third quarter of fiscal year 2009. Tax years ranging from 1998 through 2008 remain open to examination by various state and foreign tax jurisdictions in which we have significant business operations, such as Singapore, Canada, Germany, the United Kingdom and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at

October 4, 2009 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations

Human Health

Sales for the three months ended October 4, 2009 were $180.2 million, as compared to $196.7 million for the three months ended September 28, 2008, a decrease of $16.5 million, or 8%, which includes an approximate 2% decrease in sales attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected sales by product type for the three months ended October 4, 2009, as compared to the three months ended September 28, 2008, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in sales in our Human Health segment was primarily a result of a decrease in diagnostics market sales of $8.5 million and a decrease in research market sales of $8.0 million. This decline in our Human Health segment sales during the three months ended October 4, 2009 was due primarily to the decreased demand for our medical imaging products in the diagnostics market, which has resulted from constraints on medical providers’ capital budgets, and a lack of financing availability, as well as government stimulus related order delays in the research market, as many of our customers are redirecting their budgets in hopes of obtaining grants for larger instrument purchases.

Sales for the nine months ended October 4, 2009 were $542.3 million, as compared to $580.7 million for the nine months ended September 28, 2008, a decrease of $38.4 million, or 7%, which includes an approximate 5% decrease in sales attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by product type for the nine months ended October 4, 2009, as compared to the nine months ended September 28, 2008, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in sales in our Human Health segment was primarily a result of a decrease in diagnostics market sales of $23.8 million and a decrease in research market sales of $14.6 million. This decline in our Human Health segment sales during the nine months ended October 4, 2009 was due primarily to the decreased demand for our medical imaging products in the diagnostics market, which has resulted from constraints on medical providers’ capital budgets, and a lack of financing availability, as well as government stimulus related order delays in the research market, as many of our customers are redirecting their budgets in hopes of obtaining grants for larger instrument purchases.

Operating income from continuing operations for the three months ended October 4, 2009 was $18.9 million, as compared to $21.4 million for the three months ended September 28, 2008, a decrease of $2.5 million, or 12%. Amortization of intangible assets was $10.0 million and $10.3 million for the three months ended October 4, 2009 and September 28, 2008, respectively. Restructuring and lease charges were $4.4 million for the three months ended October 4, 2009 as a result of our Q3 2009 Plan. Restructuring and lease charges were $3.7 million for the three months ended September 28, 2008 as a result of our Q3 2008 Plan. Purchase accounting adjustments for other acquisition costs related to certain acquisitions completed to date in fiscal year 2009 added an expense of approximately $0.5 million for the three months ended October 4, 2009. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed to date in fiscal year 2009 added an expense of approximately $0.3 million for the three months ended October 4, 2009. Lower demand and increased pension expenses decreased operating income, which was partially offset by changes in product mix, especially growth in sales of higher gross margin product offerings, and cost containment initiatives.

Operating income from continuing operations for the nine months ended October 4, 2009 was $55.6 million, as compared to $52.9 million for the nine months ended September 28, 2008, an increase of $2.8 million, or 5%. Amortization of intangible assets was $30.0 million and $30.7 million for the nine months ended October 4, 2009 and September 28, 2008, respectively. Restructuring and lease charges were $9.2 million for the nine months ended October 4, 2009 as a result of our Q1 2009 and Q3 2009 Plans. Restructuring and lease charges were

$3.7 million for the nine months ended September 28, 2008 as a result of our Q3 2008 Plan. Purchase accounting adjustments for other acquisition costs related to certain acquisitions completed to date in fiscal year 2009 added an expense of approximately $1.2 million for the nine months ended October 4, 2009. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed to date in fiscal year 2009 added an expense of approximately $0.3 million for the nine months ended October 4, 2009. The favorable impact of changes in product mix, especially growth in sales of higher gross margin products, productivity improvements and cost containment initiatives increased operating income, which was partially offset by increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange.

Environmental Health

Sales for the three months ended October 4, 2009 were $256.9 million, as compared to $282.1 million for the three months ended September 28, 2008, a decrease of $25.2 million, or 9%, which includes an approximate 2% decrease in sales attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the three months ended October 4, 2009, as compared to the three months ended September 28, 2008, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in sales was a result of decreases in environmental, safety and security and industrial markets sales of $26.6 million, partially offset by an increase in laboratory services market sales of $1.4 million. This decline in our Environmental Health segment sales during the three months ended October 4, 2009 was due primarily to private testing labs and traditional chemical and semiconductor markets reducing capital purchases in response to tight capital budgets and difficulty accessing credit markets, as well as continued weak demand in fire detection and intrusion alarm sensors, partially offset by sales of consumer safety and food testing products.

Sales for the nine months ended October 4, 2009 were $760.9 million, as compared to $861.7 million for the nine months ended September 28, 2008, a decrease of $100.8 million, or 12%, which includes an approximate 5% decrease in sales attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the nine months ended October 4, 2009, as compared to the nine months ended September 28, 2008, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in sales was a result of decreases in the environmental, safety and security and industrial markets sales of $99.6 million and a decrease in laboratory services market sales of $1.2 million. This decline in our Environmental Health segment sales during the nine months ended October 4, 2009 was due primarily to private testing labs and traditional chemical and semiconductor markets reducing capital purchases in response to tight capital budgets and difficulty accessing credit markets, as well as continued weak demand in fire detection and intrusion alarm sensors, partially offset by sales of consumer safety and food testing products.

Operating income from continuing operations for the three months ended October 4, 2009 was $15.5 million, as compared to $30.5 million for the three months ended September 28, 2008, a decrease of $15.0 million, or 49%. Amortization of intangible assets was $4.6 million and $3.8 million for the three months ended October 4, 2009 and September 28, 2008, respectively. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions completed to date in fiscal year 2009 added an expense of approximately $0.2 million for the three months ended October 4, 2009. Restructuring and lease charges were $8.0 million for the three months ended October 4, 2009 as a result of our Q3 2009 Plan. Restructuring and lease charges were $2.8 million for the three months ended September 28, 2008 as a result of our Q3 2008 Plan. The combined unfavorable impact of decreased sales volume and increased pension expenses decreased operating income for the three months ended October 4, 2009, which was partially offset by cost containment initiatives.

Operating income from continuing operations for the nine months ended October 4, 2009 was $58.6 million, as compared to $98.5 million for the nine months ended September 28, 2008, a decrease of $39.8 million, or

40%. Amortization of intangible assets was $12.0 million for the nine months ended October 4, 2009, as compared to $11.3 million for the nine months ended September 28, 2008. Restructuring and lease charges were $11.0 million for the nine months ended October 4, 2009 as a result of our Q1 2009 and Q3 2009 Plans. Restructuring and lease charges were $2.5 million for the nine months ended September 28, 2008 as a result of our Q3 2008 Plan. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions completed to date in fiscal year 2009 added an expense of approximately $0.6 million for the nine months ended October 4, 2009. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed to date in fiscal year 2009 added an expense of approximately $0.2 million for the nine months ended October 4, 2009. The combined unfavorable impact of decreased sales volume, increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange decreased operating income for the nine months ended October  4, 2009, which was partially offset by productivity improvements and cost containment initiatives.

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

On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first nine months of fiscal year 2009, we repurchased 1,000,833 shares of our common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Our Board has authorized us to repurchase shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first nine months of fiscal year 2009, we repurchased

28,890 shares of our common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

At October 4, 2009, we had cash and cash equivalents of approximately $150.6 million and an amended senior unsecured revolving credit facility with $212.5 million available for additional borrowing.

In connection with the settlement of an insurance claim resulting from a fire that occurred at our facility in Boston, Massachusetts in March 2005, we accrued $9.7 million during fiscal year 2007, representing management’s estimate of the total cost for decommissioning the building, including environmental matters, that was damaged in the fire. We paid $2.5 million during the first nine months of fiscal year 2009, $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building. We anticipate that the remaining payments of $1.7 million will be completed by the end of the second quarter of fiscal year 2010.

Distressed global financial markets have adversely impacted general economic conditions by reducing liquidity and credit availability, creating increased volatility in security prices, widening credit spreads, and decreasing valuations of certain investments. The widening of credit spreads may create a less favorable environment for certain of our businesses and may affect the fair value of financial instruments that we issue or hold. Increases in credit spreads, as well as limitations on the availability of credit at rates we consider to be reasonable, could affect our ability to borrow under future potential facilities on a secured or unsecured basis, which may adversely affect our liquidity and results of operations.

Our pension plans have not experienced any material impact on liquidity or counterparty exposure due to the volatility in the credit markets; however, as a result of losses experienced in global equity markets, our pension funds had a negative return for fiscal year 2008, offset by modest gains for the first nine months of fiscal year 2009, which in turn created increased pension costs in fiscal year 2009 and potentially in additional future periods. In addition, we may be required to fund our pension plans with a contribution of up to $18.0 million by the end of fiscal year 2010, and we could potentially have to make additional funding payments in future periods. We cannot predict how long these conditions will exist or how our businesses may be affected. In difficult global financial markets, we may be forced to fund our operations at a higher cost, or we may be unable to raise as much funding as we need to support our business activities.

Cash Flows

Operating Activities. Net cash provided by continuing operations was $93.9 million for the nine months ended October 4, 2009, as compared to net cash provided by continuing operations of $119.0 million for the nine months ended September 28, 2008, a decrease of $25.2 million. The decrease in cash provided by operating activities for the nine months ended October 4, 2009 was driven by the repayment and termination of our accounts receivable securitization facility for $40.0 million. The accounts receivable securitization facility totaled $40.0 million at December 28, 2008. Depreciation and amortization was $67.1 million, income from continuing operations was $54.0 million, and restructuring and lease charges were $20.2 million. These amounts were partially offset by a net decrease in working capital of $40.6 million. Contributing to the net decrease in working capital for the nine months ended October 4, 2009, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $16.3 million, a decrease in accounts payable of $12.5 million and an increase in accounts receivable of $11.7 million, which included the repayment and termination of our accounts receivable securitization for $40.0 million. The increase in inventory was primarily the result of lower sales volume and expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve timing of sales. The decrease in accounts payable was a result of the timing of disbursements during the first nine months of fiscal year 2009. The increase in accounts receivable was a result of lower sales volume and strong performance in accounts receivable collections during the first nine months of fiscal year 2009, offset by the repayment and termination of our accounts receivable securitization for $40.0 million. Changes in accrued expenses, other assets and liabilities and other items, net, totaled $6.9 million for the nine months ended October 4, 2009, and primarily related to the timing of payments for tax, restructuring and salary and benefits.

Investing Activities. Net cash used in continuing operations investing activities was $142.1 million for the nine months ended October 4, 2009, as compared to $117.5 million of cash used in continuing operations investing activities for the nine months ended September 28, 2008. For the nine months ended October 4, 2009, we used $114.2 million of net cash for acquisitions and core technology purchases and $8.5 million for earn-out payments, acquired licenses, related transaction costs for acquisitions completed prior to fiscal year 2009 and other costs in connection with these and other transactions. Capital expenditures for the nine months ended October 4, 2009 were $20.8 million, primarily in the areas of tooling and other capital equipment purchases. These cash outflows were partially offset by $1.4 million related to the release of restricted cash balances.

Financing Activities. Net cash provided by continuing operations financing activities was $24.9 million for the nine months ended October 4, 2009, as compared to $24.3 million of net cash used in continuing operations financing activities for the nine months ended September 28, 2008. For the nine months ended October 4, 2009, we repurchased approximately 1.0 million shares of our common stock, including 28,890 shares to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $14.6 million. This compares to repurchases of approximately 2.0 million shares of our common stock, including 20,903 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $57.1 million for the nine months ended September 28, 2008. This use of cash was offset by proceeds from common stock option exercises of $2.3 million, including the related excess tax benefit, for the nine months ended October 4, 2009. This compares to the proceeds from common stock option exercises of $43.8 million, including the related excess tax benefit, for the nine months ended September 28, 2008. During the nine months ended October 4, 2009, debt borrowings from our amended senior unsecured revolving credit facility totaled $339.5 million, which was offset by debt reductions of $277.6 million. This compares to debt borrowings from our amended senior unsecured revolving credit facility of $409.5 million and proceeds of $150.0 million from the issuance of our seven-year senior unsecured notes at a rate of 6%, which were offset by debt reductions of $531.5 million during the nine months ended September 28, 2008. We also paid $11.7 million to settle forward interest rate contracts, with notional amounts totaling $150.0 million and a weighted average interest rate of 4.25%, and $2.0 million for debt issuance costs during the nine months ended September 28, 2008. In addition, we paid $24.5 million and $24.8 million in dividends during the nine months ended October 4, 2009 and September 28, 2008, respectively.

Borrowing Arrangements

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, we entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety our previous senior revolving credit agreement dated as of October 31, 2005. During the first quarter of fiscal year 2008, we exercised our option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $13.0 million were issued under the previous facility, which are treated as issued under the amended facility. We use the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin, or the base rate. The Eurocurrency margin as of October 4, 2009 was 40 basis points. The weighted average Eurocurrency interest rate as of October 4, 2009 was 0.24%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.64%. We had drawn down approximately $424.5 million of borrowings in U.S. Dollars under the facility as of October 4, 2009, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, which are consistent with those financial covenants contained in our previous senior revolving credit agreement. The financial covenants in our amended and restated

senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if our credit rating is down-graded below investment grade. We were in compliance with all applicable covenants as of October 4, 2009, and anticipate being in compliance for the duration of the term of the credit facility.

6% Senior Unsecured Notes. On May 30, 2008, we issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on May 30th and November 30th. We may redeem some or all of our 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in our 6% senior notes include debt-to-capital ratios which, if our credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. We were in compliance with all applicable covenants as of October 4, 2009, and anticipate being in compliance for the duration of the term of the notes.

We entered into forward interest rate contracts in October 2007 that were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss. We did not recognize any ineffectiveness related to these cash flow hedges. As of October 4, 2009, the balance remaining in accumulated other comprehensive loss related to these cash flow hedges, net of taxes of $4.4 million, was $6.8 million. The derivative losses are amortized into interest expense when the hedged exposure affects interest expense. We amortized into interest expense $1.5 million during the first nine months of fiscal year 2009 and $1.2 million during fiscal year 2008 for these derivative losses.

Off-Balance Sheet Arrangements

Receivables Securitization Facility

During fiscal year 2001, we established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third-party financial institution. Under this arrangement, we sold, on a revolving basis, certain of our accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third-party financial institution. As collections reduced the balance of sold accounts receivable, new receivables were sold. Our consolidated subsidiary retained the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts had been provided for on our balance sheets. The amount of receivables sold and outstanding with the third-party financial institution was not to exceed $65.0 million, reduced to $50.0 million in March 2009. Under the terms of this agreement, our consolidated subsidiary retained collection and administrative responsibilities for the balances. The agreement required the third-party financial institution to be paid interest during the period from the date the receivable was sold to its maturity date.

In March 2009, our consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization facility to December 30, 2009. On June 30, 2009, our consolidated subsidiary exercised the right to terminate the receivables purchase agreement with a third-party financial institution releasing both parties of their rights, liabilities and obligations under this agreement.

The aggregate amount of receivables sold to the consolidated subsidiary was $72.8 million as of December 28, 2008. At December 28, 2008, an undivided interest of $40.0 million in the receivables had been sold to the third-party financial institution under this agreement. The remaining interest in receivables of $32.8 million that was sold to and held by the consolidated subsidiary was included in accounts receivable in the condensed consolidated financial statements at December 28, 2008.

Dividends

Our Board declared regular quarterly cash dividends of $0.07 per share in the first three quarters of fiscal year 2009 and in each quarter of fiscal year 2008. On October 21, 2009, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2009 that will be paid in February 2010. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations

The following table summarizes our contractual obligations as of October 4, 2009:

	Operating Leases	Amended Sr. Unsecured Revolving Credit Facility Maturing 2012(1)	6.0% Sr. Notes Maturing 2015(2)	Other Debt Facilities(1)	Employee Benefit Plans	Uncertain Tax Positions(3)	Total
	(In thousands)
2009	$10,416	$—	$—	$36	$6,079	$5,585	$22,116
2010	33,451	—	—	146	24,872	—	58,469
2011	26,895	—	—	2,198	25,212	—	54,305
2012	22,605	424,500	—	—	25,768	—	472,873
2013	19,041	—	—	—	27,110	—	46,151
Thereafter	105,634	—	150,000	—	144,457	—	400,091

Total	$218,042	$424,500	$150,000	$2,380	$253,498	$5,585	$1,054,005

(1)	The credit facilities borrowings carry variable interest rates; the amounts included in this table do not contemplate interest obligations.
(2)	For the purposes of this table, the obligation has been calculated without interest obligations.
(3)	The amount includes accrued interest, net of tax benefits, and penalties. We have excluded $40.0 million, including accrued interest, net of tax benefits, and penalties, from the amount related to our uncertain tax positions as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

Effects of Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on business combinations. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under this guidance, acquisition costs are generally expensed as incurred; noncontrolling interests are reflected at fair value at the acquisition date; in-process research and development (“IPR&D”) is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed rather than capitalized; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period will affect income tax expense. This guidance amends the accounting for income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this guidance would also apply the provisions of this guidance. This guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. We adopted this authoritative guidance on business combinations in the first quarter of fiscal year 2009. The adoption of this guidance did not have a significant impact on our acquisition activity in the nine months ended October 4, 2009. See Note 2 for the impact on our condensed consolidated financial statements.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted this authoritative guidance on noncontrolling interests in the first quarter of fiscal year 2009. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities. This guidance is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, results of operations and cash flows. This guidance establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, results of operations and cash flows. This guidance also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and that cross-referencing be included within footnotes. We adopted this authoritative guidance on disclosures about derivative instruments and hedging activities in the first quarter of fiscal year 2009 and have evaluated the requirements, which provide for additional disclosure on our derivative instruments. See Notes 17 and 18 for our disclosure on derivative instruments and hedging activities.

In April 2008, the FASB issued authoritative guidance on determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under the new authoritative guidance on business combinations, and other accounting principles. This guidance applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. We adopted this authoritative guidance on determination of the useful life of intangible assets in the first quarter of fiscal year 2009. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. We adopted this authoritative guidance in the first quarter of fiscal year 2009 in conjunction with the adoption of the new authoritative guidance on business combinations. The adoption of this guidance did not have a significant impact on our acquisition activity in the nine months ended October 4, 2009. See Note 2 for the impact on our condensed consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on disclosures about fair value of financial instruments, which requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this guidance, fair values for these assets and liabilities were only disclosed annually. This guidance requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. We adopted this authoritative guidance in the second quarter of fiscal year 2009. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.

In May 2009, the FASB issued authoritative guidance on subsequent events, which establishes general standards for the accounting and disclosure of events or transactions that occur during the period after the balance sheet date that management will need to evaluate for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. We adopted this authoritative guidance on subsequent events in the second quarter of fiscal year 2009. The adoption of this guidance had no impact on our condensed consolidated financial statements. We have evaluated subsequent events through November 12, 2009, which is the date our condensed consolidated financial statements were issued.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and the hierarchy of U.S. Generally Accepted Accounting Principles (“GAAP”). The Codification will now be the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. As of the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. We adopted this authoritative guidance in the third quarter of fiscal year 2009. The adoption of this guidance had no impact on our condensed consolidated financial statements.

Effects of Recently Issued Accounting Pronouncements

In December 2008, the FASB issued authoritative guidance on employers’ disclosures about postretirement benefit plan assets, which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. Pension and other postretirement benefit plan assets were not included within the scope of the guidance on fair value measurements. This guidance requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under the fair value measurement guidance, including the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. This guidance will be effective for fiscal years ending after December 15, 2009, with earlier adoption permitted. Upon initial adoption, the provisions of this guidance are not required for earlier periods that are presented for comparative purposes. We will be required to adopt this authoritative guidance in the fourth quarter of fiscal year 2009. This guidance affects only disclosure requirements; we expect the adoption of this guidance will have no impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the accounting for transfers of financial assets. This guidance is intended to improve practices that have developed that are not consistent with the original intent and key requirements of the original disclosure requirements, including establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, and changing the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. This guidance also requires enhanced disclosures to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. We will be required to adopt this authoritative guidance on the accounting for transfers of financial assets in the first quarter of fiscal year 2010. We expect the adoption of this guidance will not have a significant impact on our condensed consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. This guidance requires an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Also, this guidance requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a variable interest entity. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a variable interest entity. We will be required to adopt this authoritative guidance on the consolidation of variable interest entities in the first quarter of fiscal year 2010. We expect the adoption of this guidance will not have a significant impact on our condensed consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This guidance establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating and measuring deliverables and allocating arrangement consideration to one or more units of accounting. The amendments in this guidance also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of significant deliverables, and a vendor’s performance within those arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. We will be required to adopt this authoritative guidance on multiple-deliverable revenue arrangements in the first quarter of fiscal year 2011. We are currently evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our condensed consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on certain revenue arrangements that include software elements. This guidance changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” of the product and excludes these products from current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” Once adopted the amendments will subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. We will be required to adopt this authoritative guidance on certain revenue arrangements that include software elements in the first quarter of fiscal year 2011. We are currently evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure is not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2008 Form 10-K.

Foreign Exchange Risk. The potential change in foreign currency exchange rates poses a substantial risk to us, as approximately 60% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain balance sheet foreign currency transaction exposures. The intent is to offset gains and losses that occur on the underlying exposures from these currencies, with gains and losses resulting from the forward contracts that hedge these exposures. In addition, we are able to partially mitigate the impact that fluctuations in currencies have on our net income as a result of our manufacturing facilities located in countries outside the United States, material sourcing and other spending which occurs in countries outside the United States, resulting in natural hedges.

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $173.8 million and $107.8 million as of October 4, 2009 and September 28,

2008, respectively. The fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days during both fiscal years 2009 and 2008.

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

Foreign Currency Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “ Quantitative and Qualitative Disclosure About Market Risk,” of our 2008 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.

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

We entered into forward interest rate contracts in October 2007 that were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss. We did not recognize any ineffectiveness related to these cash flow hedges. As of October 4, 2009, the balance remaining in accumulated other comprehensive loss related to these cash flow hedges, net of taxes of $4.4 million, was $6.8 million. The derivative losses are amortized into interest expense when the hedged exposure affects interest expense. We amortized into interest expense $1.5 million during the first nine months of fiscal year 2009 and $1.2 million during fiscal year 2008 for these derivative losses.

Interest Rate Risk—Sensitivity. Our 2008 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. We refer to Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2008 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended October 4, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended October 4, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. In January 2009, the case was assigned to a new district court judge. On March 16, 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc., which involves a number of the same patents and which could materially affect the scope of Enzo’s case against us.

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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at October 4, 2009 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 1A.	Risk Factors

The following important factors affect our business and operations generally or affect multiple segments of our business and operations and are not materially different from those factors reported in our Quarterly Report on Form 10-Q for the period ended July 5, 2009:

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

We may not be able to successfully execute acquisitions or license technologies, integrate acquired businesses or licensed technologies into our existing businesses, make acquired businesses or licensed technologies profitable, or successfully divest businesses.

We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as Opto Technology Inc., acquired in January 2009, Analytica of Branford, Inc., acquired in May 2009 and Sym-Bio LifeScience Co., Ltd., acquired in August 2009. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

•	competition among buyers and licensees,

•	the high valuations of businesses and technologies,

•	the need for regulatory and other approval, and

•	our inability to raise capital to fund these acquisitions.

Some of the businesses we acquire may be unprofitable or marginally profitable. Accordingly, the earnings or losses of acquired businesses may dilute our earnings. For these acquired businesses to achieve acceptable levels of profitability, we would have to improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations, such as incompatible management, information or other systems, cultural differences, unforeseen regulatory requirements, previously undisclosed liabilities or difficulties in predicting financial results. Additionally, if we are not successful in selling businesses we seek to divest, the activity of such businesses may dilute our earnings. As a result, our financial results may differ from our forecasts or the expectations of the investment community in a given quarter or over the long term.

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

We ship a significant portion of our products to our customers through independent package delivery and import/export companies, including UPS and Federal Express in the United States, TNT, UPS and DHL in Europe and UPS in Asia. We also ship our products through other carriers, including national trucking firms, overnight carrier services and the United States Postal Service. If one or more of the package delivery or import/export providers experiences a significant disruption in services or institutes a significant price increase, the delivery of our products could be prevented or delayed. Such events could cause us to incur increased shipping costs that could not be passed on to our customers, negatively impacting our profitability and our relationships with certain of our customers.

Disruptions in the supply of raw materials, certain key components, certain analytical instrumentation and other goods from our limited or single source suppliers could have an adverse effect on the results of our business operations, and could damage our relationships with customers.

The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components, analytical instrumentation and other goods required for the production and sale of some of our principal products are available from limited or single sources of supply. We generally have multi-year contracts with no minimum purchase requirements with these suppliers, but those contracts may not fully protect us from a failure by certain suppliers or strategic relationships to supply critical materials and analytical instrumentation or from the delays inherent in being required to change suppliers and, in some cases, validate new raw materials. Such raw materials, key components, analytical instrumentation and other goods could usually be obtained from alternative sources with the potential for an increase in price, decline in quality or delay in delivery. A prolonged inability to obtain certain raw materials, key components, analytical instrumentation or other goods is possible and could have an adverse effect on our business operations, and could damage our relationships with customers.

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

Our operations are subject to regulation by different state and federal government agencies in the United States and other countries. If we fail to comply with those regulations, we could be subject to fines, penalties, criminal prosecution or other sanctions. Some of the products produced by our Human Health segment are subject to regulation by the United States Food and Drug Administration and similar foreign and domestic agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales, resales and distribution. If we fail to comply with those regulations or those of similar foreign and domestic agencies, we may have to recall products, cease their manufacture and distribution, and may be subject to fines or criminal prosecution.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal quarter ended October 4, 2009. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

As of October 4, 2009, our total assets included $1.9 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

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

Over the last several quarters, stock markets in general and our common stock in particular have experienced significant price and volume volatility. Both the market price and the daily trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations and business prospects. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by:

•	operating results that vary from the expectations of securities analysts and investors,

•	the financial performance of the major end markets that we target,

•	the operating and securities price performance of companies that investors consider to be comparable to us,

•	announcements of strategic developments, acquisitions and other material events by us or our competitors, and

•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, commodity and equity prices and the value of financial assets.

Dividends on our common stock could be reduced or eliminated in the future.

On July 21, 2009, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2009 that was paid in November 2009. On October 21, 2009, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2009 that is payable in February 2010. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 6, 2009 – August 2, 2009	1,788	$17.63	0	7,999,167
August 3, 2009 – August 30, 2009	0	$0.00	0	7,999,167
August 31, 2009 – October 4, 2009	0	$0.00	0	7,999,167

Activity for quarter ended October 4, 2009	1,788	$17.63	0	7,999,167

(1)	On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million shares of our common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first quarter of fiscal year 2009, we repurchased 1,000,000 shares of our common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the Repurchase Program. During the second quarter of fiscal year 2009, we repurchased 833 shares of our common stock in the open market at an aggregate cost of $0.01 million, including commissions, under the Repurchase Program. We did not repurchase any shares of our common stock in the open market under the Repurchase Program during the third quarter of fiscal year 2009. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
(2)	Our Board has authorized us to repurchase shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first quarter of fiscal year 2009, we repurchased 27,102 shares of our common stock for this purpose. During the second quarter of fiscal year 2009 we did not repurchase any of our common stock for this purpose. During the third quarter of fiscal year 2009, we repurchased 1,788 shares of our common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

10.1	Equity Transfer Agreement, dated as of June 12, 2009, by and among The Sellers (as defined therein) and PerkinElmer IVD Pte. Ltd. (as Buyer).(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. PerkinElmer, Inc. agrees to furnish a supplemental copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/S/ FRANK A. WILSON
Frank A. Wilson Senior Vice President, Chief Financial Officer, and Chief Accounting Officer

November 12, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Name

10.1	Equity Transfer Agreement, dated as of June 12, 2009, by and among The Sellers (as defined therein) and PerkinElmer IVD Pte. Ltd. (as Buyer).(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. PerkinElmer, Inc. agrees to furnish a supplemental copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.