Form 10-K
period 2010-01-03
PERKINELMER INC
filed 2010-03-01
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐        No ☑

The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on July 3, 2009, was $1,940,674,411, based upon the last reported sale of $16.80 per share of common stock on July 3, 2009.

As of February 19, 2010, there were outstanding 117,574,429 shares of common stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2010 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business

Overview

We are a leading provider of technology, services and solutions to the diagnostics, research, environmental, safety and security, industrial and laboratory services markets. Through our advanced technologies, applications, and services, we address critical issues that help to improve the health and safety of people and their environment.

We are a Massachusetts corporation, founded in 1947. Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 150 countries. As of January 3, 2010, we employed approximately 8,200 employees in continuing operations. Our common stock is listed on the New York Stock Exchange under the symbol “PKI” and we are a component of the S&P 500 Index.

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

Our Strategy

Our strategy is focused on providing innovative products, applications, and services that drive productivity improvements in targeted high growth market segments and developing value-added applications and solutions to foster continued market development and expansion. For example, we launched EcoAnalytix™, a global initiative to provide product, training, support and service offerings targeting food safety, water quality and biofuels development applications. To execute on our strategy and drive higher revenue growth, we focus on broadening our product and service offerings through the acquisition of innovative technology and expenditures for research and development. Our strategy includes:

•	Accelerating innovation through both internal research and development and third-party collaborations and alliances;

•	Achieving significant growth in both of our focus areas through strategic acquisitions and licensing;

•	Strengthening our position within key markets, by expanding our product and service offerings and maintaining superior product quality;

•	Utilizing our share repurchase programs to help drive shareholder value; and

•	Attracting, retaining and developing talented and motivated employees.

Recent Developments

As part of our strategy to grow our core businesses, we have recently taken the following actions:

Business Combinations and Asset Purchases:

Acquisition of Remaining Interest in the Inductively Coupled Plasma Mass Spectrometry Joint Venture. In January 2010, we entered into a binding letter agreement with DH Technologies Development Pte Ltd., a subsidiary of Danaher Corporation, to purchase the remaining interest in our joint venture with MDS, Inc. for the development and manufacturing of our Inductively Coupled Plasma Mass Spectrometry (“ICPMS”) product line. We expect this acquisition will help ensure the continued success of the premier ICPMS product line through a dedicated and consistent approach. We anticipate that the transfer of the interest will be completed by the end of the first quarter of fiscal year 2010. We expect to pay approximately $35.0 million in cash for this acquisition, and to record a gain on our previously held interest. We expect to report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Purchase of Intangible Assets from GE Healthcare. In September 2009, we purchased the core technology and patents of GE Healthcare’s 3H and 14C Catalog Radiochemicals, Scintillation Proximity Assay (“SPA”) reagents and Cytostar-T plate portfolios for aggregate consideration of $12.0 million in cash. The Catalog Radiochemical products are used for a variety of research applications, including screening of potential drug candidates through binding assays. The SPA bead-based light-emitting assay and Cytostar-T plate technologies are offerings that enable the automation of High Throughput Screening (“HTS”) processes to help drug discovery researchers determine if potential new drug compounds are effective against their intended disease targets. We expect that incorporation of these technologies will strengthen our G-protein-coupled receptor and Kinase research product lines and complement our HTS and research reagent solutions. The core technology and patents that we purchased do not meet the definition of a business, as the purchased assets were not accompanied by any associated processes. Purchased intangible assets are amortized over their estimated useful lives. We report the amortization of these intangible assets within the results of our Human Health segment from the purchase date.

Acquisition of Sym-Bio LifeScience Co., Ltd. In August 2009, we acquired the outstanding equity interests of Sym-Bio LifeScience Co., Ltd. (“Sym-Bio”). Sym-Bio is a major supplier of diagnostics instruments and related reagents, particularly in the area of infectious diseases, to hospitals in China. We expect this acquisition to expand our access to the hospital market segment in China, offering a larger base from which to expand our prenatal and newborn screening business in the country and providing us with a significant diagnostics manufacturing and research and development base within China. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the employee workforce acquired. We paid the shareholders of Sym-Bio approximately $51.2 million in cash for this acquisition plus an additional amount of $12.5 million held in an escrow account for contingencies, of which $7.3 million is for potential additional contingent consideration with a fair value of $6.9 million at the acquisition date. We report the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Analytica of Branford, Inc. In May 2009, we acquired the outstanding stock of Analytica of Branford, Inc. (“Analytica”). Analytica is a leading developer of mass spectrometry and ion source technology. We expect this acquisition to allow us to offer our customers access to critical technologies such as time-of-flight and quadrupole mass spectrometers and new ion sources that provide more complete information as well as better throughput. We also gained significant intellectual property in the field of mass spectrometry and ion source technology. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the employee workforce acquired. We paid the shareholders of Analytica approximately $21.7 million in cash for this acquisition plus up to $1.3 million in additional consideration, which we expect to pay during the first quarter of fiscal year 2010. We report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of Opto Technology Inc. In January 2009, we acquired the outstanding stock of Opto Technology Inc. (“Opto Technology”). Opto Technology is a supplier of light-emitting diode (“LED”) based lighting components and subsystems. We expect this acquisition to expand our portfolio of high brightness LED components by adding optical subsystems to provide energy efficient solid state lighting solutions to original equipment manufacturers. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the customer base acquired. We paid the shareholders of Opto Technology approximately $20.6 million in cash for this acquisition plus up to $8.0 million in potential additional contingent consideration, of which we recorded $4.9 million as the fair value at the acquisition date. During fiscal year 2009, we recorded a decrease of $0.2 million to the potential additional contingent consideration as a fair value adjustment through current period earnings. During fiscal year 2009, we received approximately $0.2 million from the former shareholders of Opto Technology for net working capital adjustments. We report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

We recently took the following actions to further strengthen our core businesses:

Restructuring:

During fiscal year 2009, we incurred $9.2 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities. We also recognized an $11.0 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. Our management approved these plans principally to reduce resources in anticipation of the economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets. The pre-tax restructuring activity associated with these plans has been reported as restructuring expenses as a component of operating expenses from continuing operations. We expect the impact of immediate cost savings from the restructuring plans on operating results and cash flows to approximately offset the decline in revenue. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we will incur offsetting costs.

Discontinued Operations:

Photonics and Photoflash Businesses Divesture. In December 2008, as part of our new strategic business alignment into the Human Health and Environmental Health segments and our continued efforts to focus on higher growth opportunities, our management approved separate plans to divest our Photonics and Photoflash businesses within our Environmental Health segment. Our Photonics and Photoflash products and technologies include xenon flashtubes and modules. These products are used in a variety of applications including mobile phones and laser machine tools. The distressed economic conditions during fiscal year 2009 adversely impacted our plan to market and sell the Photonics and Photoflash businesses. We initiated necessary actions during fiscal year 2009 to respond to these changing circumstances and continued to actively market these businesses. In the fourth quarter of fiscal year 2009, we determined that we could not effectively market and sell the Photonics business given the changed circumstances and, after careful consideration, we decided to cease our plan to actively market and sell the Photonics business. The Photonics business is no longer reflected as discontinued operations. However, we remain committed to a plan to actively market and sell the Photoflash business. This business continues to be reflected as discontinued operations for all periods presented in this annual report on Form 10-K. See Note 6 to our consolidated financial statements included in this annual report on Form 10-K for additional details.

As part of our ongoing business strategy, we also took the following action:

Share Repurchase Program:

On October 23, 2008, we announced that our Board of Directors (our “Board”) authorized us to repurchase up to 10.0 million additional shares of common stock under a stock repurchase program (the “New Repurchase Program”). The New Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal year 2008, we repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $18.0 million, including commissions, under the New Repurchase Program. During fiscal year 2009, we repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the New Repurchase Program.

Business Segments and Products

We report our business in two segments: Human Health and Environmental Health. We announced a new alignment of our businesses effective at the start of fiscal year 2009 that allows us to prioritize our capabilities in two key strategic operating areas. We reorganized into these two new operating segments to align our resources to meet the demands of the markets we serve and to focus on the important outcomes enabled by our technologies. The results reported for fiscal year 2009 reflect this new alignment of our operating segments. Financial information in this report relating to fiscal years 2008 and 2007 has been retrospectively adjusted to reflect the changes in our operating segments. In conjunction with the realignment of our operating segments, we also redefined the reporting units we use to test for the impairment of goodwill related to our businesses. We performed our annual impairment testing as of January 1, 2009, our annual impairment date for our reporting units, and based on the first step of the impairment process (the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value) we concluded that there was no goodwill impairment.

Human Health Segment

Our new Human Health segment concentrates on developing diagnostics, tools and applications to help detect disease earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within the Human Health segment, we serve both the diagnostics and research markets. The Human Health segment includes our products and services that address the genetic screening and bio-discovery markets, formerly in our Life and Analytical Sciences segment, and our technology serving the medical imaging market, formerly in our Optoelectronics segment. Our Human Health segment generated sales of $736.5 million in fiscal year 2009.

Diagnostics Market:

We provide early detection for genetic disorders from pre-conception to early childhood as well as medical imaging for the diagnostics market. Our products are designed to provide early and accurate insights into the health of expectant mothers during pregnancy and their newborns. Our instruments, reagents and software test and screen for disorders and diseases, including Down syndrome, infertility, anemia and diabetes. Our medical imaging detectors are used to enable doctors to make faster and more accurate diagnoses of conditions ranging from broken bones to reduced blood flow in vascular systems. In addition, our detectors improve oncology treatments by focusing radiation directly at tumors.

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

Principal Products. Our principal products for Human Health applications include:

•	The Opera™ and Operetta™ confocal microplate imaging reader that provides high throughput and high content screening, and quickly generates high quality results.

•

Radiometric detection solutions including over 1,000 NEN radiochemicals, the Tri-carb® and TopCount families of liquid scintillation counters (“LSC”) and MicroBeta2™ used for gamma, beta and luminescence counting in microplate formats utilized in research, environmental or drug discovery applications.

•

DELFIA® Xpress, a complete solution for prenatal screening, including a fast, continuous loading system supported by kits for both first and second trimester analyses, and clinically validated LifeCycle™ software.

•	The NeoGram™ MS/MS AAAC in vitro diagnostic kit, used to support detection of metabolic disorders in newborns by tandem mass spectrometry.

•

Ultra-Screen®, a first trimester prenatal screening protocol combining ultrasound measurement of the fluid accumulation behind the neck of the fetus with maternal serum markers. It is designed to assess patient-specific risk for Down Syndrome, trisomy 18 and other chromosomal abnormalities.

•

EnVision™, a multi-label reader used in a wide range of high-throughput screening applications, which features two detectors enabling simultaneous dual wavelength reading, below emission reading, barcode readers, a high speed light source, and adjustment of measurement height function. The instrument is fully configurable and can be integrated into robotic systems.

•

The JANUS® Automated Workstation, an automation and liquid handling system consisting of a modular platform that enables one or two pipetting arms with different tip configurations as well as a one-plate movement arm on a single workstation. JANUS® is designed for the efficient automation of sample preparation procedures utilized in pharmaceutical, biotech, and research applications.

•

Volocity® high performance imaging software suite, a solution for 3D and 4D image acquisition, allowing data visualization, deconvolution, publication, object measurement, tracking and charting. Using Volocity®, cell images can be directly acquired or the data can be seamlessly imported from a diverse range of fluorescence microscopy systems.

•

The Columbus™ high content screening (“HCS”) data management system, a platform for archiving, managing, retrieving and protecting images and analyzed results. The Columbus™ software is a flexible, convenient solution for high-volume image storage and management.

•	The UltraVIEW™ VoX Confocal Imaging System, a high-resolution, live cell imaging system that allows for the observation and measurement of cellular and molecular processes.

•	The Spectral Genomics Array Comparative Genomic Hybridization (“CGH”) platform, which provides tools for improving gene expression validation, molecular karyotyping and genome profiling.

•

The patented no-wash Alpha technology high-sensitivity assay kits for the detection of a broad range of biomolecules, from hormones to large complexes in a variety of sample types including serum, plasma, cell lysates and cell supernatants. This includes both cell-based AlphaScreen® SureFire® assays for kinase and protein interactions and AlphaLISA® kits which are designed specifically for studying biomarker interactions.

•

Biochemical and cellular reagents, such as LANCE® Ultra and britelite plus assay technologies, fluorescent labeled probes and G-protein-coupled receptor (“GPCR”) cell lines and membranes, used in and supporting a broad and flexible range of assays used for drug discovery and basic biological research.

•

Amorphous silicon flat panel detectors, containing an enabling technology for digital x-ray imaging that replaces film and produces improved image resolution and diagnostic capability in applications such as radiography, cardiology, angiography and cancer treatments.

New Products. New products introduced or acquired for Human Health applications in fiscal year 2009 include:

•

80 new AlphaScreen® SureFire® and AlphaLISA® assay kits, comprising 32 AlphaScreen® SureFire® and 48 AlphaLISA® “No Wash” immunoassay kits, bringing the combined number of ALPHA-based kits to 143 assays (68 AlphaScreen® SureFire® and 75 AlphaLISA® assays).

•	7 new LANCE® Ultra TR-FRET assay products, increasing the number of kinases that can be tested to over 300.

•	Neolite™ reporter gene assay, providing increased sensitivity and extended luminescence read time.

•	TSA™ Plus biotin kits, increasing sensitivity of histochemistry and cytochemistry as much as 10 to 20 times.

•

Volocity® 5.3 3D imaging software, offering real time 3D imaging that displays fully rendered 3D results as they are acquired. Volocity® Acquisition has improved hardware control and increased options for experimental design, increasing its power and flexibility.

•

EnSpire™ Multilabel Plate Reader with ultra-sensitive luminescence and temperature control, delivering high performance detection and easy-to-use software in an affordable platform designed to be adaptable for any size laboratory.

•

EnSpire™, EnSpire Alpha™ and EnSpire Alpha PLUS™ Multilabel Detection Platforms, flexible plate readers providing access to our ALPHA (Amplified Luminescent Proximity Homogenous Assay) technology to deliver high performance detection, easy-to-use software, and affordable configurations adaptable for any size lab.

•	63 new GPCR and Ion Channel cell lines, expanding GPCR portfolio with new cell lines targeted at a range of key disease states now over 300 cell lines and frozen cells available.

•	18 new GPCR ready-to-use frozen cell lines, expanding our portfolio to more than 64 validated cell lines targeted at a wide range of key disease states.

•

MicroBeta2™ and MicroBeta2 LumiJET™ Luminescence Reader and Scintillation Counters, offering new and improved capabilities for researchers engaged in all major radiometric and luminescence applications. By combining LSC reliability with plate reader simplicity, these counters allow savings in time, consumables and waste.

•	Western BLAST™ Kits, a novel approach to chromogenic Western Blotting that amplifies signal and yields sensitivity comparable to chemiluminescent techniques.

•	Operetta™ Bench-top High Content Screening solution, a benchtop instrument that provides HCS and High Content Analysis capabilities to drug discovery and cellular science research laboratories.

•

Genetic Screening Processor (“GSP”), used by public health laboratories worldwide as part of newborn screening programs which received 510K clearance from the United States Food and Drug Administration.

•	GSP Neonatal hTSH Kit for screening congenital neonatal hypothyroidism via a blood drop test.

•	NeoBase Non-derivatized MSMS Kit for analyzing newborn blood samples for measurement of amino acids and analytes for specific disease states.

•	Columbus™ 2.0 image data management software platform, the newest edition of our flagship HCS data management software for cellular imaging and analysis.

•

Child Health System (“CHS”) Steroid Profiling Kit and Data Suite software. The kit is the first commercial clinical endocrinology assay that can simultaneously measure ten different steroids in biological samples.

•	BACs on Beads™ technology for the rapid and cost effective detection of chromosomal abnormalities.

•

3H and 14C Catalog Radiochemicals, Scintillation Proximity Assay reagents and CytoStar-T plate technologies purchased from GE Healthcare. This purchase plus launching 12 novel 3H and 125I radioligands, increasing our portfolio to over 1,000 NEN® radiochemicals.

Brand Names

Our Human Health segment offers additional products under various brand names, including AlphaLISA®, AlphaScreen®, Wallac®, Packard®, NEN®, AutoDELFIA®, HyperDSC®, Evolution™, Chromera™, MultiPROBE®, FlashBlue™, ScanArray™, Victor™, Opera™, ViaCord®, and Amorphous Silicon.

Environmental Health Segment

Our new Environmental Health segment provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental, safety and security, industrial and laboratory services markets. The Environmental Health segment includes our products and services that address the analytical sciences and laboratory service and support markets, formerly in our Life and Analytical Sciences segment, and our technology designed for the sensors and specialty lighting markets, formerly in our Optoelectronics segment. Our Environmental Health segment generated sales of $1,075.7 million in fiscal year 2009.

Environmental and Safety and Security Markets:

For the environmental and safety and security markets, we provide analytical technologies that address the quality of our environment, sustainable energy development, and ensure safer food and consumer products. In addition, our suite of sensor and detection solutions contribute to safer and more energy efficient homes, offices and buildings.

Environmental Market:

Our technologies are used to detect and help reduce the impact products and industrial processes may have on our environment. For example, our water quality solutions help purify the world’s water supply by detecting harmful substances, such as trace metal, organic, pesticide, chemical and radioactive contaminants. Through the products, training, support and service offerings of our EcoAnalytix™ initiative, we deliver systems that combine applications, methodologies, standard operating procedures and training for the specific analyses required.

Safety & Security Market:

We provide a variety of solutions that detect the presence of potentially dangerous materials, including lead and phthalates, in toys and other consumer products in order to ensure their safety for use or consumption. Our solutions are also used to identify and prevent counterfeiting of medicine and other goods. Our methods and analyses are transferable throughout the supply chain so our customers keep pace with industry and international regulations and certifications.

We also develop the sensors and detectors that maintain safe and sustainable environments. For example, our motion detectors turn lights on and off automatically and our gas sensors detect harmful levels of carbon dioxide in the air. In addition, our sensors are integral to security systems throughout the world.

Industrial Market:

We provide analytical instrumentation, detectors, and sensors for the industrial market which includes the semiconductor, chemical, lubricants, construction, office equipment and quality assurance industries.

Laboratory Services Market:

We have over 1,300 service engineers to support our customers throughout the world and to help them improve the productivity of their labs. Our OneSource® service business strategy is aligned with customer needs to consolidate laboratory services and improve efficiencies within their labs.

Principal Products. Our principal products for Environmental Health applications include:

•	The Clarus® series of Gas Chromatographs (“GC”), Gas Chromatographs/Mass Spectrometers (“GC/MS”) and the TurboMatrix™ family of sample-handling equipment, are instruments used for compound identification and quantization in the environmental, forensics, food and beverage, hydrocarbon processing/biofuels, materials testing, pharmaceutical and semiconductor industries.

•

The Series 200 family of high performance liquid chromatography (“HPLC”) systems, used to identify and quantify compounds for applications in the environmental, food and beverage, and pharmaceutical industries.

•

Our family of inorganic analysis instrumentation, including the AAnalyst™ series of atomic absorption spectrometers, the Optima™ family of inductively coupled plasma (“ICP”) spectrometers and the ELAN® family of ICP mass spectrometers, instruments used in the environmental and chemical industries, among others, to determine the elemental content of a sample.

•

The Raman spectroscopy instruments, providing laboratories with the ability to analyze solids, liquids, powders, gels, slurries and aqueous solutions in bulk or to address variations in sample distribution with imaging. The technology applies to a wide range of sectors including pharmaceuticals, industrial, forensics and academia.

•

The DMA 8000, a thermal analysis system used by scientists in the polymers, composites, pharmaceutical, and food and beverage industries for applications ranging from simple quality control to advanced research.

•

Spectrum™ high performance Fourier Transform Infrared (“FT-IR”) and Fourier Transform Near-Infrared (“FT-NIR”) spectrometers, providing a wide range of capabilities for infrared analysis in pharmaceuticals, fine chemicals, polymers, plastics, and many other industries.

•

LABWORKS™ Laboratory Information Management System (“LIMS”), a collaboration with Labtronics Inc. (“Labtronics”) offering laboratories more choice for connecting laboratory instruments by providing a flexible toolkit approach, enabling users to adapt their interfaces to meet changing requirements in-house, thereby reducing the need for outside assistance.

•	Cermax® xenon short arc lamps and fiber optic light sources are used in diagnostic and surgical endoscopes, surgical headlamps, microscopes and phototherapy systems.

•

Cermax® xenon lamps, which are able to deliver the required brightness while minimizing sacrifices in color performance, utilized in front projection applications for home theater, conference rooms and auditoriums.

•

LED light sources coupled with photodiodes for signal detection, used in sensor modules for hand-held blood glucose meters. The sensing module works as the optical detection unit of the system and a LED-based reflective sensor is incorporated into the blood glucose meter to read out tracking information on the consumables.

•	Thermopile temperature sensors, used in digital ear thermometers.

•

Avalanche photodiode detectors for molecular imaging instrumentation, including pre-clinical Positron Emission Tomography (“PET”) scanners, used by the medical research community to image molecular biology activity in small animals.

•

Optical sensors, used in a variety of safety and security applications, including x-ray luggage screening and smoke alarms, laser printers, copiers and other consumer applications, HVAC systems for monitoring of harmful gases in households, various automotive applications, and smart weaponry.

•

A wide range of optical detectors and light sources used in military and defense applications, analytical instruments, drug discovery tools and clinical diagnostic systems. The detectors include charge coupled devices, avalanche photodiodes, photodiode arrays, channel photo multipliers, and our unique single photon counting module. The light sources include our Cermax® xenon short arc lamps described above. We also produce ultraviolet-visible range spectrometer sub-systems based on the above components.

New Products. New products introduced or acquired for Environmental Health applications in fiscal year 2009 include:

•

Flexar™ liquid chromatography platform, which will be controlled by the new Chromera® Chromatography Data System, incorporates a new ergonomic industrial design to deliver a wide range of pressure options to address the application needs of high pressure liquid chromatography laboratories.

•

Differential Scanning Calorimetry (“DSC”) family of products including the DSC 4000, 6000, 8000 and 8500. The DSC 8000 and 8500 feature a second generation, power controlled double furnace designed to provide the fast heating and cooling rates required to accurately understand how materials behave under different conditions.

•

LABWORKS 6.1 delivers a laboratory information management system with a zero footprint Web client, which can be effectively deployed with minimal user training and is designed to consistently perform on a wide variety of Web browsers.

•	SMS 100, which is a new analyzer designed to improve the detection and measurement of mercury in solids and liquids and helps to minimize the need for complex sample preparation.

•	LED fiber optic illuminator that exceeds the brightness levels of 150-watt halogen technology while using fifty percent less power.

•

Expansion of our EcoAnalytix™ biofuels analytical solutions portfolio to include nine analyzers and systems, crossing six technologies: ICP-optical emission spectroscopy, gas chromatography, liquid chromatography, infrared, differential scanning calorimetry, and liquid scintillation counters.

•

Cool Eye™ Thermopile Line Array, designed for energy conservation and indoor climate control in current appliances. The new thermopile line array detector utilizes our infrared sensing technology and is designed to provide energy savings of up to 30 percent for current HVAC applications.

•	“Smart” DigiPyro®, PYD 1096, designed for safety and security applications, is a dual-element pyrodetector offering enhanced signal processing functionalities to streamline OEMs’ integration.

•	“Mini” DigiPyro®, PYD 5731, a miniaturized version of the first digital pyrodetector, designed for space-constrained safety and security applications.

•	Gigahertz Photon Detection Module, designed for analytical and clinical diagnostic applications under low light level conditions with very low noise.

•

Spectrum 100S spectrometer used to analyze materials in applications that previously required a specialized detector and it can also increase productivity by reducing analysis time by up to 50% for most routine applications.

Brand Names

Our Environmental Health segment offers additional products under various brand names, including OneSource®, LAMBDA™, LABWORKS™, EcoAnalytix™, Cermax®, VQ™, Heimann™, Reticon® , SmartBlue™, MultiBlue™, DigiPyro®, ACULED®, Trim Xe™, AesthetiPak™, VIGI-Lux™, and Power Systems.

Marketing

All of our businesses market their products and services directly through their own specialized sales forces. As of January 3, 2010, we employed approximately 2,800 sales and service representatives operating in approximately 35 countries, and marketing products and services in more than 150 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

Raw Materials, Key Components and Supplies

Each of our businesses uses a wide variety of raw materials, key components and supplies that are generally available from alternate sources of supply and in adequate quantities from domestic and foreign sources. We generally have multi-year contracts, with no minimum purchase requirements, with certain of our suppliers. For certain critical raw materials, key components and supplies required for the production of some of our principal products, we have qualified only a limited or a single source of supply. We periodically purchase quantities of some of these critical raw materials in excess of current requirements, in anticipation of future manufacturing needs. With sufficient lead times, we believe we would be able to qualify alternative suppliers for each of these raw materials and key components. See further description in the applicable risk factor under “Item 1A. Risk Factors.”

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

We compete on the basis of service level, price, technological innovation, operational efficiency, product differentiation, product availability, quality and reliability. Competitors range from multinational organizations with a wide range of products to specialized firms that in some cases have well-established market niches. We do compete with specialized manufacturing companies in the manufacturing and sale of specialty flashtubes for industrial applications and ultra specialty lighting sources, photo detectors and photodiodes, and switched power supplies. We expect the proportion of large competitors to increase through the continued consolidation of competitors.

We believe we compete effectively in each of the areas in which our businesses experience competition.

Research and Development

Research and development expenditures were approximately $107.3 million during fiscal year 2009, approximately $108.9 million during fiscal year 2008, and approximately $106.4 million during fiscal year 2007. The fiscal year 2007 amount included an in-process research and development (“IPR&D”) charge of $1.5 million related to the acquisitions of Evotec Technologies GmbH and Euroscreen Products, S.A. in January 2007.

We directed our research and development efforts in fiscal years 2009, 2008 and 2007 primarily toward the diagnostics and research markets within our Human Health segment, and the environmental and safety and security markets within our Environmental Health segment, in order to help accelerate our growth initiatives. We expect to continue our strong investments in research and development to drive growth during fiscal year 2010, and to continue to emphasize the diagnostics and research markets within our Human Health segment, and the environmental and safety and security markets within our Environmental Health segment.

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

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $4.6 million as of January 3, 2010, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

In addition, during the second quarter of fiscal year 2007, we settled an insurance claim resulting from a fire that occurred at our facility in Boston, Massachusetts in March 2005. We accrued $9.7 million representing management’s estimate of the total cost for decommissioning the building, including environmental matters, which was damaged in the fire. We paid $2.5 million during fiscal year 2009, $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building. We anticipate that the remaining accrual of $1.7 million will be settled by the end of the second quarter of fiscal year 2010. We are actively marketing and have a plan to sell the building.

We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Employees

As of January 3, 2010, we employed approximately 8,200 employees in continuing operations. Several of our subsidiaries are parties to contracts with labor unions and workers’ councils. As of January 3, 2010, we employed an aggregate of approximately 1,200 union and workers’ council employees. We consider our relations with employees to be satisfactory.

Financial Information About Reporting Segments

The assets and expenses for our corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, have been included as “Corporate” below. We have a process to allocate and recharge expenses to the reportable segments when such costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in our calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of our operating segments.

The table below sets forth sales and operating income (loss) by reporting segment for fiscal years 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands)
Human Health
Sales	$736,497	$774,602	$631,553
Operating income from continuing operations	79,942	79,123	72,347
Environmental Health
Sales	1,075,705	1,185,389	1,097,324
Operating income from continuing operations	98,425	149,263	131,349
Corporate
Operating loss from continuing operations	(30,754)	(33,964)	(37,794)
Continuing Operations
Sales	$1,812,202	$1,959,991	$1,728,877
Operating income from continuing operations	147,613	194,422	165,902
Interest and other expense, net (see Note 4)	16,936	45,609	16,877

Income from continuing operations before income taxes	$130,677	$148,813	$149,025

Discontinued operations have not been included in the preceding table.

Additional information relating to our reporting segments for fiscal years 2009, 2008 and 2007 is as follows:

	Depreciation and Amortization Expense			Capital Expenditures
	2009	2008	2007	2009	2008	2007
	(In thousands)			(In thousands)
Human Health	$54,287	$52,614	$41,333	$17,945	$20,313	$21,117
Environmental Health	35,353	34,449	33,942	11,854	19,883	20,670
Corporate	2,203	1,550	1,575	1,887	3,201	3,105

Continuing operations	$91,843	$88,613	$76,850	$31,686	$43,397	$44,892

Discontinued operations	$1,296	$5,144	$1,229	$903	$2,007	$2,088

	Total Assets
	January 3, 2010	December 28, 2008
	(In thousands)
Human Health	$1,656,462	$1,604,672
Environmental Health	1,366,028	1,283,174
Corporate	27,516	29,728
Net current and long-term assets of discontinued operations	14,236	14,193

Total assets	$3,064,242	$2,931,767

Financial Information About Geographic Areas

Both of our reporting segments conduct business in, and derive substantial revenue from, various countries outside the United States. During fiscal year 2009, we had $1,079.3 million in sales from our international operations, representing approximately 60% of our total sales. During fiscal year 2009, we derived approximately 32% of our international sales from our Human Health segment, and approximately 68% of our international sales from our Environmental Health segment. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales in the future.

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

Item 1A.    Risk Factors

The following important factors affect our business and operations generally or affect multiple segments of our business and operations:

If the markets into which we sell our products decline or do not grow as anticipated due to a decline in general economic conditions, or there are uncertainties surrounding the approval of government or industrial funding proposals, or there are unfavorable changes in government regulations, we may see an adverse effect on the results of our business operations.

Our customers include pharmaceutical and biotechnology companies, laboratories, academic and research institutions, public health authorities, private healthcare organizations, doctors and government agencies. Our quarterly sales and results of operations are highly dependent on the volume and timing of orders received during the quarter. In addition, our revenues and earnings forecasts for future quarters are often based on the expected trends in our markets. However, the markets we serve do not always experience the trends that we may expect. Negative fluctuations in our customers’ markets, the inability of our customers to secure credit or funding, restrictions in capital expenditures, general economic conditions, cuts in government funding or unfavorable changes in government regulations would likely result in a reduction in demand for our products and services. In addition, government funding is subject to economic conditions and the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if our customers delay or reduce purchases as a result of uncertainties surrounding the approval of government or industrial funding proposals. Such declines could harm our consolidated financial position, results of operations, cash flows and trading price of our common stock, and could limit our ability to sustain profitability. For example, revenues and profits declined in fiscal year 2009 as compared to fiscal year 2008, at least partially, as a result of these factors.

Our growth is subject to global economic, political and other risks.

We have operations in many parts of the world. The health of the global economy has a significant impact on our business. Since 2008, worldwide economic conditions have experienced a severe downturn due to the sequential effects of the credit market crisis and the resulting impact on the finance and banking industries, volatile currency exchange rates and energy costs, inflation concerns, decreased consumer confidence, reduced corporate profits and capital expenditures, and liquidity concerns. For example, the continuing tightening of credit in the financial markets may make it more difficult for customers to obtain financing for their operations, resulting in a material decrease in the orders we receive. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Political changes, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location. In addition, our global manufacturing facilities face risks to their production capacity that may relate to natural disasters, labor relations or regulatory compliance. While certain of these risks can be hedged in a limited way using financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful. In addition, our ability to engage in such mitigation has decreased or become even more costly as a result of recent market developments.

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

We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as Opto Technology Inc., acquired in January 2009, Analytica of Branford, Inc., acquired in May 2009, and Sym-Bio LifeScience Co., Ltd., acquired in August 2009. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

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

The production of our products requires a wide variety of raw materials, key components, analytical instrumentation and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components, analytical instrumentation and other goods required for the production and sale of some of our principal products are available from limited or single sources of supply. We generally have multi-year contracts with no minimum purchase requirements with these suppliers, but those contracts may not fully protect us from a failure by certain suppliers or strategic relationships to supply critical materials and analytical instrumentation or from the delays inherent in being required to change suppliers and, in some cases, validate new raw materials. Such raw materials, key components, analytical instrumentation and other goods could usually be obtained from alternative sources with the potential for an increase in price, decline in quality or delay in delivery. A prolonged inability to obtain certain raw materials, key components, analytical instrumentation or other goods is possible and could have an adverse effect on our business operations, and could damage our relationships with customers.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal year ended January 3, 2010. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates,

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions,

•	trade protection measures and import or export licensing requirements,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	adverse income tax audit settlements or loss of previously negotiated tax incentives,

•	differing business practices associated with foreign operations,

•	difficulty in transferring cash between international operations and the United States,

•	difficulty in staffing and managing widespread operations,

•	differing labor laws and changes in those laws,

•	differing protection of intellectual property and changes in that protection, and

•	differing regulatory requirements and changes in those requirements.

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

As of January 3, 2010, our total assets included $1.9 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

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

On October 21, 2009, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2009, which was paid in January 2010. On January 25, 2010, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2010 that is payable in May 2010. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

As of January 3, 2010, our continuing operations occupied approximately 2,862,000 square feet in over 110 locations. We own approximately 866,000 square feet of this space, and lease the balance. We conduct our operations in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 9 states and 33 foreign countries.

Facilities outside of the United States account for approximately 1,720,000 square feet of our owned and leased property, or approximately 60% of our total occupied space.

Our real property leases are both short-term and long-term. We believe that our properties are well-maintained and are adequate for our present requirements.

The following table indicates, as of January 3, 2010, the approximate square footage of real property owned and leased attributable to the continuing operations of both of our reporting segments:

	Owned	Leased	Total
	(In square feet)
Human Health	552,654	927,262	1,479,916
Environmental Health	313,000	1,019,206	1,332,206
Corporate offices	—	49,467	49,467

Continuing operations	865,654	1,995,935	2,861,589

Item 3.    Legal Proceedings

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. In January 2009, the case was assigned to a new district court judge and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc., which involves a number of the same patents and which could materially affect the scope of Enzo’s case against us.

PharmaStem Therapeutics, Inc. (“PharmaStem”) filed a complaint dated February 22, 2002 against ViaCell, Inc. (“ViaCell”), which is now our wholly owned subsidiary, and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem I”). After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that ViaCell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. However, the United States Supreme Court denied certiorari in March 2008, so the decision by the United States Court of Appeals for the Federal Circuit in favor of ViaCell is final and non-appealable. PharmaStem had also filed a second complaint against ViaCell and other defendants in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem II”). The Delaware court granted ViaCell’s motion in October 2005 to stay the proceedings in PharmaStem II pending the outcome of PharmaStem I and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. On September 2, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,461,645, and on September 16, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,569,427. As a result of the cancellation of all patent claims involved in PharmaStem II by the U.S. PTO, we sought and in December 2009 the court entered a Stipulation of Dismissal, dismissing all claims between the parties with prejudice.

We believe we have meritorious defenses to these open lawsuits described above and other proceedings, and we are contesting the actions vigorously in all of the above unresolved matters. While each of these matters is subject to uncertainty, in the opinion of our management, based on its review of the information available at this time, the resolution of these matters will not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although, we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at January 3, 2010 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.    Reserved

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are our executive officers as of March 1, 2010. No family relationship exists between any one of these officers and any of the other executive officers or directors.

Name	Position	Age
Robert F. Friel	Chief Executive Officer, President, and Director	54
Frank A. Wilson	Senior Vice President, Chief Financial Officer, and Chief Accounting Officer	51
Joel S. Goldberg	Senior Vice President, General Counsel, and Secretary	41
Richard F. Walsh	Senior Vice President and Chief Administrative Officer	57
John A. Roush	Senior Vice President and President—Environmental Health	44
Daniel R. Marshak	Senior Vice President, Chief Scientific Officer, and President—Greater China	52
John R. Letcher	Senior Vice President, Human Resources	48

Robert F. Friel, 54. Mr. Friel was named our Chief Executive Officer effective February 1, 2008. Mr. Friel joined us in February 1999 as our Senior Vice President and Chief Financial Officer. In 2004, he was named Executive Vice President and Chief Financial Officer with responsibility for business development and information technology, in addition to his oversight of the finance function. In January 2006, he was named our Vice Chairman, President of Life and Analytical Sciences and elected to our Board. In July 2007, he was named President and Chief Operating Officer, effective August 1, 2007. From 1980 to 1999, he held several senior management positions with AlliedSignal, Inc., now Honeywell International. He holds a Bachelor of Arts degree in economics from Lafayette College and a Master of Science degree in taxation from Fairleigh Dickinson University. Mr. Friel is a Director of CareFusion Corporation and serves on the Board of Trustees for the March of Dimes Foundation.

Frank A. Wilson, 51. Mr. Wilson joined us in May 2009 as Senior Vice President, Chief Financial Officer and Chief Accounting Officer. Prior to joining us in May 2009, Mr. Wilson held key financial and business management roles over 12 years at the Danaher Corporation, including Corporate Vice President of Investor Relations; Group Vice President of Business Development; Group Vice President of Finance for Danaher Motion Group; President of Gems Sensors; and Group Vice President of Finance for the Industrial Controls Group. Before joining Danaher, Mr. Wilson worked for several years at AlliedSignal Inc., now Honeywell International, where he last served as Vice President of Finance and Chief Financial Officer for Commercial Aviations Systems. Prior to joining AlliedSignal Inc., he worked at PepsiCo Inc. in financial and controllership positions of increasing responsibility, E.F. Hutton and Company, and KPMG Peat Marwick. Mr. Wilson received a Bachelor’s degree in business administration from Baylor University and is also a Certified Public Accountant.

Joel S. Goldberg, 41. Mr. Goldberg joined us in July 2008 as our Senior Vice President, General Counsel and Secretary. Prior to joining us in July 2008, Mr. Goldberg served as Vice President, Chief Compliance Officer and Secretary for Millennium Pharmaceuticals, Inc. During his seven years with Millennium, he focused in the areas of mergers and acquisitions, strategic alliances, investment and financing transactions, securities and healthcare related compliance, and employment law. Before joining Millennium, Mr. Goldberg was an associate at the law firm of Edwards & Angell, LLP, focusing on emerging companies, venture capital, securities and merger-related work. Mr. Goldberg graduated from the Northeastern University School of Law and also holds a Masters in Business Administration from Northeastern University. He completed his undergraduate degree at the University of Wisconsin-Madison.

Richard F. Walsh, 57. Mr. Walsh joined us in July 1998 as our Senior Vice President of Human Resources and, in January 2006, was also named our Chief Administrative Officer. From 1995 to 1998, he served as Senior Vice President of Human Resources of ABB Americas, Inc., the United States subsidiary of an international engineering company. Prior to that, Mr. Walsh held a number of managerial positions in human resources with ABB starting in 1989. His prior employment was with Unilever, where he spent nine years in human resource management. Mr. Walsh holds a Bachelor of Science degree in marketing and a Master of Business Administration degree from LaSalle University, and a Master of Arts in counseling from Villanova University. In January 2010, Mr. Walsh announced his retirement, effective March 31, 2010.

John A. Roush, 44. Mr. Roush has served as our Senior Vice President since 2006 and was named President of our Environmental Health segment in January 2009 after serving as Vice President and President of our Optoelectronics segment since 2004. Mr. Roush first joined us in 1999 as General Manager of a specialty lighting division within our Optoelectronics business, and subsequently held several additional roles within Optoelectronics. From 2001 to 2002, he served as Vice President & General Manager of the Sensors business, and from 2002 to 2004, he held the role of Vice President of Sales & Product Management. Before joining us, Mr. Roush held leadership positions with General Electric, AlliedSignal, Inc., now Honeywell International, and McKinsey & Company. Mr. Roush holds a Bachelor of Science degree in electrical engineering from Tufts University and a Master of Business Administration degree from the Harvard Business School.

Daniel R. Marshak, 52. Dr. Marshak was appointed our Senior Vice President in April 2008, and joined us as our Chief Scientific Officer in May 2006. In addition to these responsibilities, in May 2008, Dr. Marshak was appointed our President of Greater China. Prior to joining us, Dr. Marshak was with Cambrex Corporation since 2000, most recently as Vice President and Chief Technology Officer for Biotechnology. Dr. Marshak also previously held the positions of Senior Vice President and Chief Scientific Officer for Osiris Therapeutics, Inc. and Senior Staff Investigator, Cold Spring Harbor Laboratory. Dr. Marshak received his Bachelor of Arts degree in biochemistry and molecular biology from Harvard University, and his doctorate in biochemistry and cell biology from The Rockefeller University. Dr. Marshak performed postdoctoral research in pharmacology at Vanderbilt University and the National Institute of Health. Dr. Marshak is the author of more than 100 scientific publications and an inventor on six U.S. patents.

John R. Letcher, 48. Mr. Letcher was appointed our Senior Vice President of Human Resources, effective February 1, 2010. He joined us in 1999 as our Vice President of Human Resources for the Optoelectronics business unit and, in 2003 was named Vice President of Human Resources for the Life and Analytical Sciences business unit. In 2008, Mr. Letcher was named our Vice President Human Resources for all of our business units. Previously, he served as Director of Human Resources of ABB Americas, Inc., the United States subsidiary of an international engineering company. Prior to that, Mr. Letcher held the positions of Business Controller in ABB Americas, Inc.’s US Power Generation Gas Turbine Power business; Vice President of Finance for General Ship Corporation and Senior Auditor for Arthur Anderson. Mr. Letcher holds a Bachelor of Science degree in accounting and information technology from Boston College.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is listed and traded on the New York Stock Exchange. The following table sets forth the high and low per share sale prices for our common stock on that exchange for each quarter in fiscal years 2009 and 2008.

	2009 Fiscal Quarters
	First	Second	Third	Fourth
High	$15.02	$17.99	$20.15	$20.99
Low	11.00	13.02	15.97	18.45

	2008 Fiscal Quarters
	First	Second	Third	Fourth
High	$26.68	$29.15	$29.69	$24.97
Low	22.70	24.09	24.54	13.14

As of February 19, 2010, we had approximately 6,708 holders of record of our common stock.

Stock Repurchase Program

On November 6, 2006, we announced that our Board authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program would have expired on October 25, 2010, unless terminated earlier by our Board, and could have been suspended or discontinued at any time. During fiscal year 2007, we repurchased in the open market approximately 8.1 million shares of common stock at an aggregate cost of $203.0 million, including commissions, under the Repurchase Program. During the third quarter of fiscal year 2008, we repurchased 1.9 million shares of common stock in the open market at an aggregate cost of $56.6 million, including commissions, under the Repurchase Program. These repurchases completed our repurchase of the 10.0 million shares in the aggregate authorized under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million additional shares of common stock under a stock repurchase program (the “New Repurchase Program”). The New Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal year 2008, we repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $18.0 million, including commissions, under the New Repurchase Program. During fiscal year 2009, we repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the New Repurchase Program. We did not repurchase any shares of common stock under the New Repurchase Program in the fourth quarter of fiscal year 2009. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During fiscal year 2009, we repurchased 28,890 shares of common stock for this purpose. During fiscal year 2008, we repurchased 37,521 shares of common stock. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends

During fiscal years 2009 and 2008, we declared regular quarterly cash dividends on our common stock. The table below sets forth the cash dividends per share that we declared on our common stock during each of those fiscal years, by quarter.

	2009 Fiscal Quarters				2009 Total
	First	Second	Third	Fourth
Cash dividends per common share	$0.07	$0.07	$0.07	$0.07	$0.28

	2008 Fiscal Quarters				2008 Total
	First	Second	Third	Fourth
Cash dividends per common share	$0.07	$0.07	$0.07	$0.07	$0.28

While it is our current intention to pay regular quarterly cash dividends, any decision to pay future cash dividends will be made by our Board and will depend on our earnings, financial condition and other factors. Our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources. For further information related to our stockholders’ equity, refer to Note 19 to our consolidated financial statements included in this annual report on Form 10-K.

Stock Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and a Peer Group Index for the five fiscal years from January 2, 2005 to January 3, 2010. Our Peer Group Index comprises the following companies: Affymetrix, Inc., Beckman Coulter, Inc., Millipore Corporation, Thermo Fisher Scientific Inc. (formerly known as Thermo Electron Corporation), Varian, Inc. and Waters Corporation.

Comparison of Five-Year Cumulative Total Return

PerkinElmer, Inc. Common Stock, S&P Composite-500 and

Peer Group Indices

TOTAL RETURN TO SHAREHOLDERS

(Includes reinvestment of dividends)

	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010
PerkinElmer, Inc.	$100.00	$106.19	$101.50	$120.63	$62.43	$97.87
S&P 500 Index	$100.00	$104.91	$121.48	$128.16	$80.74	$102.11
Peer Group	$100.00	$99.00	$110.94	$144.87	$77.96	$117.88

Item 6.    Selected Financial Data

The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended January 3, 2010. We derived the selected historical financial information as of and for each of the fiscal years in the three-year period ended January 3, 2010 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information as of and for the fiscal years ended December 31, 2006 and January 1, 2006 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. As with our consolidated financial statements for the fiscal years ended December 28, 2008 and December 30, 2007, we adjusted the information in the consolidated financial statements for the fiscal years ended December 31, 2006 and January 1, 2006, where appropriate, to account for our discontinued operations.

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

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands, except per share data)
Income Statement Data:
Sales	$1,812,202	$1,959,991	$1,728,877	$1,508,673	$1,436,452
Operating income from continuing operations(1)(2)(3)	147,613	194,422	165,902	151,990	139,952
Interest and other expense, net(4)(5)(6)	16,936	45,609	16,877	2,666	74,291
Income from continuing operations before income taxes	130,677	148,813	149,025	149,324	65,661
Income from continuing operations, net of income taxes(7)(8)(9)	92,744	127,773	132,548	117,492	65,863
(Loss) income from discontinued operations, net of income taxes(10)(11)(12)	(5,049)	633	370	(342)	15,883
(Loss) gain on disposition of discontinued operations, net of income taxes(10)(11)(12)	(2,096)	(1,997)	(1,232)	2,433	186,362

Net income	$85,599	$126,409	$131,686	$119,583	$268,108

Basic earnings (loss) per share:
Continuing operations	$0.80	$1.09	$1.11	$0.94	$0.51
Discontinued operations	(0.06)	(0.01)	(0.01)	0.02	1.56

Net income	$0.74	$1.07	$1.11	$0.96	$2.07

Diluted earnings (loss) per share:
Continuing operations	$0.80	$1.08	$1.09	$0.93	$0.50
Discontinued operations	(0.06)	(0.01)	(0.01)	0.02	1.54

Net income	$0.73	$1.07	$1.09	$0.95	$2.04

Weighted-average common shares outstanding:
Basic:	116,250	117,659	118,916	125,203	129,267
Diluted:	116,590	118,687	120,605	126,512	131,140
Cash dividends per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of
	January 3, 2010	December 28, 2008	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Balance Sheet Data:
Total assets(13)	$3,064,242	$2,931,767	$2,949,337	$2,510,322	$2,693,461
Short-term debt(13)	146	40	562	1,153	1,131
Long-term debt(13)(14)(15)	558,197	509,040	516,078	151,781	243,282
Stockholders’ equity(16)(17)(18)	1,628,957	1,567,943	1,575,277	1,577,730	1,650,513
Common shares outstanding(18)	117,023	117,112	117,585	123,255	130,109

(1)	We adopted the authoritative guidance for stock compensation on January 2, 2006. The total incremental pre-tax compensation expense related to stock options was $8.7 million in fiscal year 2009, $10.4 million in fiscal year 2008 and $9.2 million in both fiscal years 2007 and 2006.
(2)	We incurred pre-tax restructuring and lease charges (reversals), net, of $20.2 million in fiscal year 2009, $6.9 million in fiscal year 2008, $14.4 million in fiscal year 2007, ($3.6) million in fiscal year 2006, and $22.1 million in fiscal year 2005.
(3)	We settled an insurance claim resulting from a fire that occurred in one of our facilities in March 2005. As a result of that settlement, we recorded pre-tax gains of $15.3 million in fiscal year 2007.
(4)	In fiscal year 2005, we incurred $54.9 million in fees associated with the extinguishment of our senior subordinated 8 7/8% notes due 2013, offset by gains on the sales of investments of $5.8 million.
(5)	In fiscal year 2007, we entered into forward interest rate contracts with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%. These contracts were intended to hedge movements in interest rates prior to our expected debt issuance. During fiscal year 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. We also discontinued forward interest rate contracts with notional amounts totaling $150.0 million during fiscal year 2008. The discontinued cash flow hedges were immediately settled with counterparties, and the $17.5 million loss was recognized as interest and other expense, net.
(6)	In fiscal year 2008, interest expense was $25.2 million due to higher outstanding debt balances with the issuance of our 6% senior unsecured notes that primarily related to the purchase of ViaCell, which was partially offset by lower interest rates on our amended senior unsecured revolving credit facility.
(7)	The fiscal year 2008 effective tax rate on continuing operations of 14.1% was largely due to a $15.6 million benefit related to the settlement of various income tax audits.
(8)	The fiscal year 2007 effective tax rate on continuing operations of 11.1% was largely due to a $18.6 million benefit related to the settlement of an income tax audit.
(9)	The fiscal year 2005 effective tax rate on continuing operations of (0.3%) was largely due to a $27.5 million benefit related to the settlement of federal, state and foreign income tax audits and an additional accrual of $15.5 million related to the homeland investment provisions of the American Jobs Creation Act of 2004.
(10)	In fiscal year 2008, our Board approved separate plans to shut down our ViaCyte and Cellular Therapy Technology businesses, and our Cellular Screening Fluorescence and Luminescence workstations, Analytical Proteomics Instruments and Proteomics and Genomics Instruments businesses. We recognized a pre-tax loss of $12.8 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value.
(11)	In fiscal year 2006, we sold substantially all of the assets of the Semiconductor business of our historic Fluid Sciences segment for approximately $26.5 million, subject to a net working capital adjustment, plus potential additional contingent consideration. We recognized a pre-tax gain of $3.8 million, exclusive of additional contingent consideration.
(12)	In fiscal year 2005, we sold the Aerospace and Fluid Testing businesses of our historic Fluid Sciences segment for a net pre-tax gain of $280.9 million. Net pre-tax losses of $8.5 million related to the sale of the Lithography Business and Fiber Optic Test Equipment Business, both included in our historic Optoelectronics segment, were partially offset by other pre-tax gains of $1.4 million that related to multiple discontinued operations.

(13)	In fiscal year 2007, we completed the tender offer for all of the outstanding shares of common stock of ViaCell. Aggregate consideration for this transaction was approximately $295.8 million in cash, which excludes $31.8 million in acquired cash. In connection with this acquisition, we entered into a $300.0 million unsecured interim credit facility to pay the purchase price and transactional expenses of this acquisition. This unsecured interim credit facility matured on March 31, 2008, at which point we paid in full the outstanding balance on the unsecured interim credit facility. The source of funds for the repayment was comprised of our on-hand cash and cash equivalents, and borrowings under our amended and restated senior unsecured revolving credit facility. We classified the $300.0 million of outstanding borrowings on the unsecured interim credit facility as long-term debt in fiscal year 2007.
(14)	In May 2008, we issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured.
(15)	In June 2009, our consolidated subsidiary exercised the right to terminate the receivables purchase agreement with a third-party financial institution releasing both parties of their rights, liabilities and obligations under this agreement. We had an undivided interest in the receivables that had been sold to the third-party financial institution under this agreement of $40.0 million as of December 28, 2008 and $45.0 million as of each December 30, 2007, December 31, 2006 and January 1, 2006.
(16)	In fiscal year 2006, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the balance sheet recognition requirements for employee benefit plans. The impact of this adoption was a reduction to accumulated other comprehensive (loss) income of $32.7 million, a reduction to other assets of $26.6 million, an increase to current liabilities of $7.3 million, an increase to current assets of $0.7 million and a reduction to long-term liabilities of $0.4 million, with no impact to our consolidated statements of operations or consolidated statements of cash flows.
(17)	In fiscal year 2007, we adopted the authoritative guidance issued by the FASB on accounting for uncertainty in income taxes. The impact of this adoption was an increase to retained earnings of $3.6 million and a reduction to accrued liabilities of $3.6 million, with no impact to our consolidated statements of operations or consolidated statements of cash flows.
(18)	In fiscal year 2009, we repurchased in the open market approximately 1.0 million shares of our common stock at an aggregate cost of $14.2 million, including commissions. In fiscal year 2008, we repurchased in the open market approximately 3.0 million shares of our common stock at an aggregate cost of $75.5 million, including commissions. In fiscal year 2007, we repurchased in the open market approximately 8.1 million shares of our common stock at an aggregate cost of $203.0 million, including commissions. In fiscal year 2006, we repurchased in the open market approximately 8.9 million shares of our common stock at an aggregate cost of $190.1 million, including commissions. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. These repurchases were made pursuant to our stock repurchase programs announced in October 2008, November 2006 and November 2005.

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

Accounting Period

Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal year ended January 3, 2010, included 53 weeks. This additional week was reflected in the first quarter of fiscal year 2009. The fiscal years ended December 28, 2008 and December 30, 2007 each included 52 weeks. The fiscal year ended January 2, 2011 will include 52 weeks.

Overview of Fiscal Year 2009

The global economic contraction negatively affected certain of our end markets during fiscal year 2009; however, several of our other end markets performed better than we anticipated. Our overall sales in fiscal year 2009 declined $147.8 million, or 8%, as compared to fiscal year 2008, reflecting a decline of $38.1 million, or 5%, in our Human Health segment sales and a decline of $109.7 million, or 9%, in our Environmental Health segment sales. This decline in our Human Health segment sales during fiscal year 2009 was due primarily to decreased demand for our medical imaging products in the diagnostics market, as well as order deferrals related to fiscal year 2009 delays in government stimulus monies in the research market. The decreased demand for our medical imaging products resulted from continued constraints on medical providers’ capital budgets, and a lack of financing availability for our customers. The government stimulus related order delays in the research market resulted from many of our customers continuing to defer instrument purchases in hopes of obtaining grants for larger instrument purchases. The decline in our Environmental Health segment sales during fiscal year 2009 was due primarily to the decline in spending by private and public testing labs, and continued weak demand in detection and intrusion sensors in the environmental and safety and security markets, as well as traditional chemical and semiconductor markets reducing capital purchases in response to continued tight capital budgets and difficulty accessing credit markets.

These declines have been offset in part by certain of our businesses operating in markets which are more isolated from current economic trends, or where our businesses have benefited from a push for more efficient spending. In our Human Health segment, we experienced strong growth in sales in the diagnostics market related to our genetic screening business during fiscal year 2009 as compared to that market in fiscal year 2008. The genetic screening business was driven by continued expansion of neonatal and prenatal screening platforms, with broad-based growth experienced across all major geographies. We expanded newborn screening in China through our recent Sym-Bio acquisition and also advanced adoption and capacity of first trimester prenatal screening, setting up national labs in New Zealand, the Philippines, Vietnam and Malaysia. Our cord blood business also contributed to the growth of our genetic screening business during fiscal year 2009. In the research market, demand for our reagents and low-end instrumentation was encouraging as customers continued to spend on basic research. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that while there is continued pressure on lab budgets and credit availability, the benefits of providing earlier detection of disease, which can result in savings of long-term health care cost as well as creating better outcomes for patients, are increasingly valued and we will continue to see growth in these markets.

In our Environmental Health segment, our laboratory services business enables our customers to drive efficiencies, increase production time and reduce maintenance costs, all of which are increasingly critical in this distressed economic environment. During fiscal year 2009, we continued to grow by adding new customers to our OneSource multivendor service and expanding in markets beyond our traditional customer base and services. We were also encouraged by improving demand trends in our traditional service offerings which we believe are indicative of improving economic confidence. While overall sales in the environmental and safety and security markets were driven down by the decline in spending by private and public testing labs and the decline in spending for detection and intrusion sensors, sales of environmental, food and consumer safety testing products grew in fiscal year 2009 due to increased demand for the production and analysis of renewable energy technologies and new testing requirements for consumer product safety applications as a result of new regulations. We experienced increased demand from government agencies in China for products with food safety and consumer safety applications to comply with recently adopted regulatory requirements in the United States. We believe that the need for increased inspection, testing and tracking of contaminants will continue to drive increased demand for our products.

Our gross margins increased approximately 42 basis points in fiscal year 2009 as compared to fiscal year 2008 due to changes in product mix, especially growth in sales of higher gross margin product offerings, and cost containment initiatives, partially offset by lower demand. However, our consolidated operating margin declined approximately 177 basis points in fiscal year 2009 as compared to fiscal year 2008, primarily as a result of lower demand, additional restructuring activities, increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange, partially offset by cost containment initiatives.

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

Consolidated Results of Continuing Operations

Sales

2009 Compared to 2008. Sales for fiscal year 2009 were $1,812.2 million, as compared to $1,960.0 million for fiscal year 2008, a decrease of $147.8 million, or 8%, which includes an approximate 3% decrease in sales attributable to unfavorable changes in foreign exchange rates, partially offset by an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for fiscal year 2009 as compared to fiscal year 2008 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total decrease in sales reflects a $38.1 million, or 5%, decrease in our Human Health segment sales, due to a decrease in diagnostics market sales of $23.9 million and a decrease in research market sales of $14.2 million. Our Environmental Health segment sales decreased $109.7 million, or 9%, due to decreases in environmental, safety and security and industrial markets sales of $119.5 million, partially offset by an increase in laboratory services market sales of $9.8 million.

2008 Compared to 2007. Sales for fiscal year 2008 were $1,960.0 million, as compared to $1,728.9 million for fiscal year 2007, an increase of $231.1 million, or 13%, which includes an approximate 2% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 4% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for fiscal year 2008 as compared to fiscal year 2007 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects a $143.0 million, or 23%, increase in our Human Health segment sales, due to an increase in diagnostics market sales of $110.5 million and an increase in research market sales of $32.5 million. Our Environmental Health segment sales increased $88.1 million, or 8%, due to increases in environmental, safety and security and industrial markets sales of $51.3 million and an increase in laboratory services market sales of $36.8 million.

Cost of Sales

2009 Compared to 2008. Cost of sales for fiscal year 2009 was $1,032.4 million, as compared to $1,124.9 million for fiscal year 2008, a decrease of approximately $92.5 million, or 8%. As a percentage of sales, cost of sales decreased to 57.0% in fiscal year 2009 from 57.4% in fiscal year 2008, resulting in an increase in gross margin of 42 basis points to 43.0% in fiscal year 2009 from 42.6% in fiscal year 2008. Amortization of intangible assets increased and was $37.5 million for fiscal year 2009, as compared to $37.4 million for fiscal year 2008. Stock option expense decreased and was $1.3 million for fiscal year 2009, as compared to $1.7 million for fiscal year 2008. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2009 added an expense of approximately $1.4 million for fiscal year 2009. The increase in gross margin was primarily the result of the combined favorable impact of changes in product mix, especially growth in sales of higher gross margin product offerings, productivity improvements and cost containment initiatives, partially offset by lower demand.

2008 Compared to 2007. Cost of sales for fiscal year 2008 was $1,124.9 million, as compared to $1,016.4 million for fiscal year 2007, an increase of approximately $108.6 million, or 11%. As a percentage of sales, cost of sales decreased to 57.4% in fiscal year 2008 from 58.8% in fiscal year 2007, resulting in an increase in gross margin of 140 basis points to 42.6% in fiscal year 2008 from 41.2% in fiscal year 2007. Amortization of intangible assets increased and was $37.4 million for fiscal year 2008, as compared to $34.4 million for fiscal year 2007. Stock option expense increased and was $1.7 million for fiscal year 2008, as compared to $1.2 million for fiscal year 2007. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2007 added an expense of approximately $2.5 million for fiscal year 2007. The increase in gross margin was primarily the result of the combined favorable impact of increased sales volume, productivity improvements, and growth in higher gross margin products such as ViaCord®, partially offset by increased freight costs.

Selling, General and Administrative Expenses

2009 Compared to 2008. Selling, general and administrative expenses for fiscal year 2009 were $504.7 million, as compared to $524.8 million for fiscal year 2008, a decrease of approximately $20.1 million, or 4%. As a percentage of sales, selling, general and administrative expenses were 27.9% in fiscal year 2009, compared to 26.8% in fiscal year 2008. Amortization of intangible assets increased and was $18.0 million for fiscal year 2009, as compared to $16.1 million for fiscal year 2008. Stock option expense decreased and was $6.8 million for fiscal year 2009, as compared to $8.2 million for fiscal year 2008. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions completed in fiscal year 2009 added an expense of approximately $2.0 million for fiscal year 2009. The decrease in selling, general and administrative expenses was primarily the result of cost containment initiatives, partially offset by increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange.

2008 Compared to 2007. Selling, general and administrative expenses for fiscal year 2008 were $524.8 million, as compared to $441.2 million for fiscal year 2007, an increase of approximately $83.6 million, or 19%. As a percentage of sales, selling, general and administrative expenses were 26.8% in fiscal year 2008, compared to 25.5% in fiscal year 2007. Amortization of intangible assets increased and was $16.1 million for fiscal year 2008, as compared to $7.9 million for fiscal year 2007. Stock option expense increased and was $8.2 million for fiscal year 2008, as compared to $7.3 million for fiscal year 2007. This increase was primarily the result of increased sales and marketing expenses to support recent acquisitions, particularly the acquisition of ViaCell, increased employee-related expenses to support our sales initiatives, and foreign exchange.

Research and Development Expenses

2009 Compared to 2008. Research and development expenses for fiscal year 2009 were $107.3 million, as compared to $108.9 million for fiscal year 2008, a decrease of $1.7 million, or 2%. As a percentage of sales, research and development expenses increased to 5.9% in fiscal year 2009, as compared to 5.6% in fiscal year 2008. Amortization of intangible assets was $2.1 million for both fiscal years 2009 and 2008. Stock option expense decreased and was $0.5 million for fiscal year 2009, as compared to $0.6 million for fiscal year 2008. We directed research and development efforts similarly during fiscal years 2009 and 2008, primarily toward the diagnostics and research markets within our Human Health segment, and the environmental and safety and security markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

2008 Compared to 2007. Research and development expenses for fiscal year 2008 were $108.9 million, as compared to $104.9 million for fiscal year 2007, an increase of $4.1 million, or 4%. As a percentage of sales, research and development expenses decreased to 5.6% in fiscal year 2008, as compared to 6.1% in fiscal year

2007. Amortization of intangible assets was $2.1 million for fiscal year 2008, as compared to $1.7 million for fiscal year 2007. Research and development expenses also included stock option expense of $0.6 million for both fiscal years 2008 and 2007. We directed research and development efforts similarly during fiscal years 2008 and 2007, primarily toward the diagnostics and research markets within our Human Health segment, and the environmental and safety and security markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

Restructuring and Lease Charges, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with our growth strategy and the integration of our business units. Restructuring and lease charges, net, for fiscal year 2009 were a $20.2 million charge, as compared to a $6.9 million charge for fiscal year 2008 and a $14.4 million charge for fiscal year 2007.

The following table summarizes our restructuring accrual balances and related activity by restructuring plan during fiscal years 2009, 2008 and 2007:

	Balance at 12/31/2006	2007 Charges and Changes in Estimates, net	2007 Reclass of Deferred Gain	2007 Amounts paid	Balance at 12/30/2007	2008 Charges and Changes in Estimates, net	2008 Amounts paid	Balance at 12/28/2008	2009 Charges	2009 Amounts paid	2009 Changes in Estimates	Balance at 01/03/2010
Previous Plans	$2,731	$12,456	$2,179	$(4,545)	$12,821	$163	$(7,578)	$5,406	$—	$(766)	$(684)	$3,956
Q3 2008 Plan	—	—	—	—	—	7,840	(4,029)	3,811	—	(1,991)	—	1,820
Q1 2009 Plan	—	—	—	—	—	—	—	—	7,848	(4,616)	—	3,232
Q3 2009 Plan	—	—	—	—	—	—	—	—	12,193	(6,014)	—	6,179

Restructuring	2,731	12,456	2,179	(4,545)	12,821	8,003	(11,607)	9,217	20,041	(13,387)	(684)	15,187
Lease charges	—	3,115	—	—	3,115	(383)	(377)	2,355	—	(1,147)	874	2,082

Total restructuring and lease charges	$2,731	$15,571	$2,179	$(4,545)	$15,936	$7,620	$(11,984)	$11,572	$20,041	$(14,534)	$190	$17,269

The restructuring plan for the third quarter of fiscal year 2009 was intended principally to reduce resources in anticipation of the economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets. The restructuring plan for the first quarter of fiscal year 2009 was intended principally to reduce resources in anticipation of the economic downturn and its impact on demand in certain end markets. The restructuring plan for the third quarter of fiscal year 2008 was intended principally to shift resources into geographic regions and product lines that are more consistent with our growth strategy. The activities associated with these plans have been reported as restructuring expenses as a component of operating expenses from continuing operations. We expect the impact of immediate cost savings from the restructuring plans on operating results and cash flows to approximately offset the decline in revenue. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we will incur offsetting costs.

Q3 2009 Plan

During the third quarter of fiscal year 2009, our management approved a plan to reduce resources in anticipation of the economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets (the “Q3 2009 Plan”). As a result of the Q3 2009 Plan, we recognized a $4.9 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. We also recognized a $7.3 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities.

As part of our Q3 2009 Plan, we reduced headcount by 171 employees. All notifications and actions related to the Q3 2009 Plan were completed by October 4, 2009. All employee relationships have been severed and we anticipate that the remaining severance payments of $5.8 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2011. We also anticipate that the remaining payments of $0.3 million for the closure of the excess facility will be paid through fiscal year 2011, in accordance with the terms of the applicable lease.

The following table summarizes the components of the Q3 2009 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$4,503	$7,250	$11,753
Closure of excess facility	440	—	440

Total	$4,943	$7,250	$12,193

Q1 2009 Plan

During the first quarter of fiscal year 2009, our management approved a plan to reduce resources in anticipation of the economic downturn and its impact on demand in certain end markets (the “Q1 2009 Plan”). As a result of the Q1 2009 Plan, we recognized a $4.8 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. We also recognized a $3.1 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility.

As part of our Q1 2009 Plan, we reduced headcount by 166 employees. All notifications and actions related to the Q1 2009 Plan were completed by April 5, 2009. All employee relationships have been severed and we anticipate that the remaining severance payments of $2.9 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. We also anticipate that the remaining payments of $0.3 million for the closure of the excess facility will be paid through fiscal year 2012, in accordance with the terms of the applicable lease.

The following table summarizes the components of the Q1 2009 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$4,551	$2,839	$7,390
Closure of excess facility	224	234	458

Total	$4,775	$3,073	$7,848

Q3 2008 Plan

During the third quarter of fiscal year 2008, our management approved a plan to shift resources into product lines that are more consistent with our growth strategy (the “Q3 2008 Plan”). As a result of the Q3 2008 Plan, we recognized a $4.5 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities. We also recognized a $3.4 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities.

As part of our Q3 2008 Plan, we reduced headcount by 107 employees. All notifications and actions related to the Q3 2008 Plan were completed by September 28, 2008. All employee relationships have been severed and we anticipate that the remaining severance payments of $1.0 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. We also anticipate that the remaining payments of $0.8 million for the closure of the excess facilities will be paid through fiscal year 2011, in accordance with the terms of the applicable leases.

The following table summarizes the components of the Q3 2008 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$4,296	$2,210	$6,506
Closure of excess facilities	191	1,143	1,334

Total	$4,487	$3,353	$7,840

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2007 were workforce reductions related to the integration of our businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both our Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During fiscal year 2009, we paid $0.8 million related to these plans and recorded a reversal of $0.7 million related to lower than expected severance costs for several of these plans. As of January 3, 2010, we had approximately $4.0 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities in both our Human Health and Environmental Health segments. Payments for these leases, the terms of which vary in length, will be made through fiscal year 2011.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, we were required to guarantee the lease obligations that the buyer assumed related to the lease for the building in which the business operated. The lease obligations continue through March 2011. While we assigned our interest in the lease to the buyer at the time of the sale of the business, the buyer subsequently defaulted under the lease, and the lessor sought reimbursement from us. We recorded a charge of $2.7 million in fiscal year 2007 related to payments for this lease obligation. The buyer filed for bankruptcy protection during the third quarter of fiscal year 2008 and was delinquent in making both its lease payments and payments for certain building expenses. The buyer ceased operations in the third quarter of fiscal year 2009 and vacated the property. We recorded an additional charge of $0.9 million during the third quarter of fiscal year 2009 related to waste removal and restoration costs, and reduced the estimated sublease rental payments reasonably expected to be obtained for the property. We were required to make payments for these obligations of $0.4 million during fiscal year 2008 and $1.1 million during fiscal year 2009.

Gains on Settlement of Insurance Claim

2009 Compared to 2008. There were no gains on settlement of insurance claim in fiscal years 2009 and 2008.

2008 Compared to 2007. During the second quarter of fiscal year 2007, we settled an insurance claim resulting from a fire that occurred at our facility in Boston, Massachusetts in March 2005. As a result of that settlement, we recorded gains of $15.3 million during the second quarter of fiscal year 2007. We received the final settlement payment of $21.5 million in June 2007, and had previously received during fiscal years 2005 and 2006 a total of $35.0 million in advance payments towards costs incurred and for building, inventory and equipment damages. Of the $56.5 million in total settlement proceeds received by us, $25.6 million related to reimbursement of costs incurred; $23.7 million related to damages to the building, inventory and equipment; and

$7.2 million related to business interruption costs which were recorded as reductions to cost of sales and selling, general and administrative expenses. We accrued $9.7 million representing our management’s estimate of the total cost for decommissioning the building, including environmental matters, which was damaged in the fire. We paid $2.5 million during fiscal year 2009, $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building. We anticipate that the remaining accrual of $1.7 million will be settled by the end of the second quarter of fiscal year 2010. We are actively marketing and have a plan to sell the building.

In-process Research and Development Charge

2009 Compared to 2008. In December 2007, the FASB issued authoritative guidance on business combinations. Under this guidance, IPR&D is recorded at fair value as an intangible asset at the acquisition date and amortized once the product is ready for sale. We did not have an IPR&D charge in fiscal years 2009 and 2008.

2008 Compared to 2007. We did not have an IPR&D charge in fiscal year 2008. The IPR&D charge for fiscal year 2007 was $1.5 million, which related to the acquisitions of Evotec Technologies GmbH and Euroscreen Products S.A. in January 2007. In determining the value of the in-process projects, we considered, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date, and the estimated useful life of the technology. We utilized the discounted cash flow method to value the IPR&D, using a discount rate equivalent to the relative risk of the asset, including the uncertainty of technological feasibility and successful launch. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life, and then discounting these after-tax cash flows back to a present value. We believe that the estimated purchased research and development amounts so determined, represent the fair value of each project at the acquisition date, and the amount represents management’s best estimate of the amount a third party would pay for the projects.

Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	2009	2008	2007
	(In thousands)
Interest income	$(1,035)	$(4,023)	$(4,688)
Interest expense	17,156	25,222	15,325
Discontinuance and settlement of forward interest rate contracts	—	17,478	—
Gains on disposition of investments, net	—	(1,158)	(697)
Other expense, net	815	8,090	6,937

Total interest and other expense, net	$16,936	$45,609	$16,877

2009 Compared to 2008. Interest and other expense, net for fiscal year 2009 was $16.9 million, as compared to $45.6 million for fiscal year 2008, a decrease of $28.7 million. The decrease in interest and other expense, net, in fiscal year 2009 as compared to fiscal year 2008 was primarily due to the discontinuance and settlement of forward interest rate contracts, with a $17.5 million loss that was recognized into interest expense during fiscal year 2008, as well as lower interest rates on outstanding debt balances, partially offset by the increase in the mix of fixed rate versus variable rate debt. Interest income decreased $3.0 million as a result of lower interest rates on lower cash balances. Other expenses for fiscal year 2009 as compared to fiscal year 2008 decreased by $7.3 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

2008 Compared to 2007. Interest and other expense, net for fiscal year 2008 was $45.6 million, as compared to $16.9 million for fiscal year 2007, an increase of $28.7 million. The increase in interest and other expense, net, in fiscal year 2008 as compared to fiscal year 2007 was primarily due to the discontinuance and settlement of forward interest rate contracts with a $17.5 million loss that was recognized into interest expense during fiscal year 2008, and higher outstanding debt balances, primarily related to our purchase of ViaCell in fiscal year 2007, which was partially offset by lower interest rates on those outstanding debt balances. Interest income decreased $0.7 million as a result of lower interest rates, which were partially offset by higher cash balances. Other expenses for fiscal year 2008 as compared to fiscal year 2007 increased by $1.2 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation.

Provision for Income Taxes

2009 Compared to 2008. The fiscal year 2009 provision for income taxes from continuing operations was $37.9 million, as compared to a provision of $21.0 million for fiscal year 2008. The effective tax rate from continuing operations was 29.0% for fiscal year 2009 as compared to 14.1% for fiscal year 2008. The higher effective tax rate in fiscal year 2009 was primarily due to an increase in the expected mix of profits from higher tax rate jurisdictions in 2009 as compared to fiscal year 2008 and reflects the favorable settlement of several income tax audits worldwide in fiscal year 2008.

In October 2008, the Tax Relief and Health Care Act of 2008 (the “2008 Tax Act”) was enacted. The 2008 Tax Act retroactively restored expired research and experimental tax credit provisions and extended the credit through December 31, 2009. As a result of the 2008 Tax Act, we recorded a benefit for the research and experimental tax credit in fiscal years 2009 and 2008 in the amount of $0.8 million for each year.

2008 Compared to 2007. The fiscal year 2008 provision for income taxes from continuing operations was $21.0 million, as compared to a provision of $16.5 million for fiscal year 2007. The effective tax rate from continuing operations was 14.1% for fiscal year 2008 as compared to 11.1% for fiscal year 2007. The higher effective tax rate in fiscal year 2008 was primarily due to the favorable settlement of an income tax audit in fiscal year 2007.

Discontinued Operations

As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of January 3, 2010 and December 28, 2008.

We recorded the following gains and losses, which have been reported as loss on disposition of discontinued operations during the three years ended:

	January 3, 2010	December 28, 2008	December 30, 2007
	(In thousands)
Gain (loss) on disposition of certain instrument businesses	$398	$(4,831)	$—
Loss on disposition of ViaCyteSM and Cellular Therapy Technology businesses	(1,309)	(8,010)	—
Net loss on disposition of other discontinued operations	(2,080)	(431)	(951)

Net loss on disposition of discontinued operations before income taxes	(2,991)	(13,272)	(951)
(Benefit from) provision for income taxes	(895)	(11,275)	281

Loss on disposition of discontinued operations, net of income taxes	$(2,096)	$(1,997)	$(1,232)

As part of our new strategic business alignment into our Human Health and Environmental Health segments and our continuing efforts to focus on higher growth opportunities, in December 2008, our management approved separate plans to divest our Photonics and Photoflash businesses within our Environmental Health segment. Photonics and Photoflash products and technologies include xenon flashtubes and modules. These products are used in a variety of applications including mobile phones and laser machine tools. The distressed economic conditions during fiscal year 2009 adversely impacted our plan to market and sell the Photonics and Photoflash businesses. We initiated necessary actions during fiscal year 2009 to respond to these changing circumstances and continued to actively market these businesses. In the fourth quarter of fiscal year 2009, we determined that we could not effectively market and sell the Photonics business given the changed circumstances and, after careful consideration, we decided to cease our plan to actively market and sell the Photonics business. The Photonics business is no longer reflected as discontinued operations. However, we remain committed to a plan to actively market and sell the Photoflash business. This business continues to be reflected as discontinued operations for all periods presented in this annual report on Form 10-K.

In addition, during December 2008, our management approved the shut down of certain instrument businesses within our Human Health segment: Cellular Screening Fluorescence and Luminescence workstations, Analytical Proteomics Instruments and Proteomics and Genomics Instruments. The shut down of the Cellular Screening Fluorescence and Luminescence workstations business, the Analytical Proteomics Instruments business, and the Proteomics and Genomics Instruments business resulted in a pre-tax gain of $0.4 million and a pre-tax loss of $4.8 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value during fiscal years 2009 and 2008, respectively.

In November 2007, we acquired ViaCell, which specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. Following the ViaCell acquisition, our Board approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. We determined that both businesses did not strategically fit with the other products offered by our Human Health segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete with larger companies that focus on the market for such products. After careful consideration, we decided in the second quarter of fiscal year 2008 to shut down the ViaCyteSM and Cellular Therapy Technology businesses. We recorded a pre-tax loss of $8.0 million for severance and facility closure costs during fiscal year 2008 and recorded an additional pre-tax loss of $1.3 million related to facility closure costs during fiscal year 2009.

During fiscal years 2009, 2008 and 2007, we settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax loss of $2.1 million in fiscal year 2009, a pre-tax loss of $0.4 million in fiscal year 2008 and a pre-tax loss of $1.0 million in fiscal year 2007. During fiscal year 2009, we reached a settlement with the landlord of a closed facility and recognized a pre-tax loss of $1.4 million. During fiscal year 2007, we substantially completed the remediation of an environmental matter within the Lithography business and recognized a pre-tax loss of $0.7 million. The benefit from income taxes of $11.3 million recorded in discontinued operations in fiscal year 2008 includes $8.5 million of income tax benefits related to the favorable settlement of several income tax audits worldwide during the third quarter of fiscal year 2008 as discussed in Note 5 to our consolidated financial statements included in this annual report on Form 10-K.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	2009	2008	2007
	(In thousands)
Sales	$23,099	$62,883	$58,454
Costs and expenses	28,758	61,438	57,135

Operating (loss) income from discontinued operations	(5,659)	1,445	1,319
Other expenses, net	—	—	—

(Loss) income from discontinued operations before income taxes	(5,659)	1,445	1,319
(Benefit from) provision for income taxes	(610)	812	949

(Loss) income from discontinued operations, net of income taxes	$(5,049)	$633	$370

Business Combinations and Asset Purchases

Acquisition of Remaining Interest in the Inductively Coupled Plasma Mass Spectrometry Joint Venture. In January 2010, we entered into a binding letter agreement with DH Technologies Development Pte Ltd., a subsidiary of Danaher Corporation, to purchase the remaining interest in our joint venture with MDS, Inc. for the development and manufacturing of our Inductively Coupled Plasma Mass Spectrometry (“ICPMS”) product line. We expect this acquisition will help ensure the continued success of the premier ICPMS product line through a dedicated and consistent approach. We anticipate that the transfer of the interest will be completed by the end of the first quarter of fiscal year 2010. We expect to pay approximately $35.0 million in cash for this acquisition, and to record a gain on our previously held interest. We expect to report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Purchase of Intangible Assets from GE Healthcare. In September 2009, we purchased the core technology and patents of GE Healthcare’s 3H and 14C Catalog Radiochemicals, Scintillation Proximity Assay (“SPA”) reagents and Cytostar-T plate portfolios for aggregate consideration of $12.0 million in cash. The Catalog Radiochemical products are used for a variety of research applications, including screening of potential drug candidates through binding assays. The SPA bead-based light-emitting assay and Cytostar-T plate technologies are offerings that enable the automation of High Throughput Screening (“HTS”) processes to help drug discovery researchers determine if potential new drug compounds are effective against their intended disease targets. We expect that incorporation of these technologies will strengthen our G-protein-coupled receptor and Kinase research product lines and complement our HTS and research reagent solutions. The core technology and patents that we purchased do not meet the definition of a business, as the purchased assets were not accompanied by any associated processes. Purchased intangible assets are amortized over their estimated useful lives. We report the amortization of these intangible assets within the results of our Human Health segment from the purchase date. We periodically review the carrying value of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review on a periodic basis for long-lived assets when facts and circumstances suggest that cash flows related to those assets may be diminished. See Note 12 to our consolidated financial statements for additional details.

Acquisition of Sym-Bio LifeScience Co., Ltd. In August 2009, we acquired the outstanding equity interests of Sym-Bio LifeScience Co., Ltd. (“Sym-Bio”). Sym-Bio is a major supplier of diagnostics instruments and related reagents, particularly in the area of infectious diseases, to hospitals in China. We expect this acquisition to expand our access to the hospital market segment in China, offering a larger base from which to expand our prenatal and newborn screening business in the country and providing us with a significant diagnostics manufacturing and research and development base within China. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the employee workforce acquired. We paid the shareholders of Sym-Bio approximately

$51.2 million in cash for this acquisition plus an additional amount of $12.5 million held in an escrow account for contingencies, of which $7.3 million is for potential additional contingent consideration with a fair value of $6.9 million at the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. We report the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Analytica of Branford, Inc. In May 2009, we acquired the outstanding stock of Analytica of Branford, Inc. (“Analytica”). Analytica is a leading developer of mass spectrometry and ion source technology. We expect this acquisition to allow us to offer our customers access to critical technologies such as time-of-flight and quadrupole mass spectrometers and new ion sources that provide more complete information as well as better throughput. We also gained significant intellectual property in the field of mass spectrometry and ion source technology. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the employee workforce acquired. We paid the shareholders of Analytica approximately $21.7 million in cash for this acquisition plus up to $1.3 million in additional consideration, which we expect to pay during the first quarter of fiscal year 2010. During the first quarter of fiscal year 2010, we expect to pay approximately $1.1 million to the shareholders of Analytica as additional purchase price for the election to treat the acquisition as a deemed asset sale. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible. We report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of Opto Technology Inc. In January 2009, we acquired the outstanding stock of Opto Technology Inc. (“Opto Technology”). Opto Technology is a supplier of light-emitting diode (“LED”) based lighting components and subsystems. We expect this acquisition to expand our portfolio of high brightness LED components by adding optical subsystems to provide energy efficient solid state lighting solutions to original equipment manufacturers. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the customer base acquired. We paid the shareholders of Opto Technology approximately $20.6 million in cash for this acquisition plus up to $8.0 million in potential additional contingent consideration, of which we recorded $4.9 million as the fair value at the acquisition date. During fiscal year 2009, we recorded a decrease of $0.2 million to the potential additional contingent consideration as a fair value adjustment through current period earnings. During fiscal year 2009, we received approximately $0.2 million from the former shareholders of Opto Technology for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. We report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of Arnel, Inc. In December 2008, we acquired the outstanding stock of Arnel, Inc. (“Arnel”). Arnel provides custom engineered solutions for gas chromatography applications in the petrochemical, food and beverage, and industrial hygiene markets. We expect this acquisition to expand our chromatography portfolio and strengthen our application-focused products to better serve the biofuels and hydrocarbon processing industries. We paid the shareholders of Arnel approximately $2.0 million in cash for this transaction plus potential additional contingent consideration, which we expect to be immaterial to us. We determined that $0.5 million of the contingent consideration was probable, recorded the accrual at the date of acquisition and paid that amount to the shareholders of Arnel during the third quarter of fiscal year 2009. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. We report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

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

Acquisition of LabMetrix Technologies S.A. In March 2008, we acquired all of the stock of LabMetrix Technologies S.A. (“LabMetrix”) and acquired specified assets and assumed specified liabilities of LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc., a provider of metrology-based multi-vendor analytical instrument qualification solutions. We expect this acquisition to add technology, tools, processes and compliance expertise to our suite of OneSource® laboratory services by strengthening our support of customers in a wide range of industries including the pharmaceutical, medical device, food, toy and other consumer goods industries. We paid the shareholders of LabMetrix approximately $4.3 million in cash for this transaction plus potential additional contingent consideration. We determined that $1.9 million of the contingent consideration was probable and recorded the accrual at the date of acquisition. During the third quarter of fiscal year 2008, we received approximately $0.1 million from the former shareholders of LabMetrix for net working capital adjustments. During the first quarter of fiscal year 2009, we paid approximately $0.1 million to the former shareholders of LabMetrix for net working capital adjustments. We determined that an additional $1.7 million of the contingent consideration was probable and recorded the accrual during fiscal year 2009, of which we paid $0.8 million during the first quarter of fiscal year 2009. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill. None of the goodwill related to the LabMetrix acquisition is tax deductible and all of the goodwill related to the LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc. acquisitions is tax deductible. We report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

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

The fiscal year 2009 acquisitions of Sym-Bio, Analytica and Opto Technology were accounted for using the acquisition method of accounting. Allocations of the purchase price for these acquisitions were based on estimates of the fair value of the net assets acquired, and are subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to contingent consideration, tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration has been measured at fair value at the acquisition date with changes in the fair value after the acquisition date affecting earnings. The acquisitions completed prior to fiscal year 2009 were accounted for using the purchase method of accounting. Allocation of the purchase price for the acquisitions was based on estimates of the fair value of the net assets acquired, and is subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The excess purchase price over those assigned values was recorded as goodwill.

As of January 3, 2010, the purchase price and related allocations for the Sym-Bio acquisition was preliminary. The preliminary allocation may be revised as a result of additional information regarding taxes. For acquisitions completed subsequent to fiscal year 2008, during the measurement period, we will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings.

Contingencies, Including Tax Matters

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $4.6 million as of January 3, 2010, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. In January 2009, the case was assigned to a new district court judge and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc., which involves a number of the same patents and which could materially affect the scope of Enzo’s case against us.

PharmaStem Therapeutics, Inc. (“PharmaStem”) filed a complaint dated February 22, 2002 against ViaCell, which is now our wholly owned subsidiary, and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem I”). After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that ViaCell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. However, the United States Supreme Court denied certiorari in March 2008, so the decision by the United States Court of Appeals for the Federal Circuit in favor of ViaCell is final and non-appealable. PharmaStem had also filed a second complaint against ViaCell and other defendants in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem II”). The Delaware court granted ViaCell’s motion in October 2005 to stay the proceedings in PharmaStem II pending the outcome of PharmaStem I and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. On September 2, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,461,645, and on September 16, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,569,427. As a result of the cancellation of all patent claims involved in PharmaStem II by the U.S. PTO, we sought and in December 2009 the court entered a Stipulation of Dismissal, dismissing all claims between the parties with prejudice.

We believe we have meritorious defenses to these lawsuits and other proceedings, and we are contesting the actions vigorously in all of the above unresolved matters. While each of these matters is subject to uncertainty, in the opinion of our management, based on its review of the information available at this time, the resolution of these matters will not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K.

We re-measured several of our uncertain tax positions related to fiscal years 2006 through 2008 during fiscal year 2009 based on new information arising from events during the year that affected positions for those years. We also effectively settled several income tax audits worldwide. The re-measurements and closure of audits included positions in Hong Kong, the United Kingdom, Australia and the United States. During fiscal year 2008, we effectively settled several income tax audits worldwide, including in Canada, the Netherlands, the United Kingdom and the United States covering various years ranging from 1998 through 2005. During fiscal year 2005, the U.S. Internal Revenue Service concluded its audit of our federal income taxes for fiscal years 1999 through 2002. There was a single open issue related to this audit which we favorably resolved during the fourth quarter of fiscal year 2007. Tax years ranging from 1999 through 2009 remain open to examination by various state and foreign tax jurisdictions in which we have significant business operations, such as Singapore, Canada, Germany, Italy, the United Kingdom and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at January 3, 2010 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations

Human Health

2009 Compared to 2008. Sales for fiscal year 2009 were $736.5 million, as compared to $774.6 million for fiscal year 2008, a decrease of $38.1 million, or 5%, which includes an approximate 3% decrease in sales attributable to unfavorable changes in foreign exchange rates, partially offset by an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by product type for fiscal year 2009, as compared to fiscal year 2008, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in sales in our Human Health segment reflects a decrease in diagnostics market sales of $23.9 million and a decrease in research market sales of $14.2 million. This decline in our Human Health segment sales during fiscal year 2009 was due primarily to the decreased demand for our medical imaging products in the diagnostics market, which has resulted from constraints on medical providers’ capital budgets and a lack of financing availability, as well as government stimulus related order delays in the research market, as many of our customers are redirecting their budgets in hopes of obtaining grants for larger instrument purchases.

Operating income from continuing operations for fiscal year 2009 was $79.9 million, as compared to $79.1 million for fiscal year 2008, an increase of $0.8 million, or 1%. Amortization of intangible assets was $41.3 million and $40.7 million for fiscal year 2009 and fiscal year 2008, respectively. Restructuring and lease charges were $9.2 million for fiscal year 2009 as a result of our Q1 2009 and Q3 2009 Plans. Restructuring and lease charges were $3.7 million for fiscal year 2008 as a result of our Q3 2008 Plan. Purchase accounting adjustments for other acquisition costs related to certain acquisitions completed to date in fiscal year 2009 added an expense of approximately $1.3 million for fiscal year 2009. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed to date in fiscal year 2009 added an expense of approximately $1.2 million for fiscal year 2009. The favorable impact of changes in product mix, especially growth in sales of higher gross margin products, productivity improvements and cost containment initiatives increased operating income, which was partially offset by lower demand, increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange.

2008 Compared to 2007. Sales for fiscal year 2008 were $774.6 million, as compared to $631.6 million for fiscal year 2007, an increase of $143.0 million, or 22.7%, which includes an approximate 3% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 11% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by product type for fiscal year 2008, as compared to fiscal year 2007, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Human Health segment was primarily a result of an increase in diagnostics market sales of $110.5 million and an increase in research market sales of $32.5 million. This increase in our Human Health segment sales during fiscal year 2008 was due primarily to the increased sales volume in both the diagnostics and research markets, which resulted from capacity improvements with our medical imaging products, continued expansion of neonatal and prenatal screening platforms, the addition of our cord blood business with the acquisition of ViaCell, as well as sales of higher end instrumentation in the research market.

Operating income from continuing operations for fiscal year 2008 was $79.1 million, as compared to $72.3 million for fiscal year 2007, an increase of $6.8 million, or 9%. Amortization of intangible assets was $40.7 million and $29.9 million for fiscal year 2008 and fiscal year 2007, respectively. The gains on the settlement of the insurance claim for the fire in our Boston, Massachusetts facility in March 2005 were $15.3 million for fiscal year 2007. Restructuring and lease charges were $3.7 million for fiscal year 2008 as a result of our Q3 2008 Plan. Restructuring and lease charges were $5.4 million for fiscal year 2007 as a result of our Q1 2007 and Q4 2007 Plans. Amortization of purchase accounting adjustments to record inventory and the IPR&D charge from certain acquisitions completed in fiscal year 2007 was $2.5 million and $1.5 million, respectively. The combined favorable impact of increased sales volume and capacity and productivity improvements increased operating income, which was partially offset by inflation and increased sales and marketing expenses to support recent acquisitions, particularly the acquisition of ViaCell.

Environmental Health

2009 Compared to 2008. Sales for fiscal year 2009 were $1,075.7 million, as compared to $1,185.4 million for fiscal year 2008, a decrease of $109.7 million, or 9%, which includes an approximate 3% decrease in sales attributable to unfavorable changes in foreign exchange rates, partially offset by an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by product type for fiscal year 2009, as compared to fiscal year 2008, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in sales in our Environmental Health segment reflects decreases in environmental, safety and security and industrial markets sales of $119.5 million, partially offset by an increase in laboratory services market sales of $9.8 million. This decline in our Environmental Health segment sales during fiscal year 2009 was due primarily to private and public testing labs and traditional chemical and semiconductor markets reducing capital purchases in response to tight capital budgets and difficulty accessing credit markets, as well as continued weak demand in detection and intrusion sensor markets, partially offset by an increase in sales in laboratory services and consumer safety and food testing products.

Operating income from continuing operations for fiscal year 2009 was $98.4 million, as compared to $149.3 million for fiscal year 2008, a decrease of $50.8 million, or 34%. Amortization of intangible assets was $16.2 million and $14.9 million for fiscal year 2009 and fiscal year 2008, respectively. Restructuring and lease charges were $11.0 million for fiscal year 2009 as a result of our Q1 2009 and Q3 2009 Plans. Restructuring and lease charges were $3.2 million for fiscal year 2008 as a result of our Q3 2008 Plan. Purchase accounting adjustments for other acquisition costs related to certain acquisitions completed to date in fiscal year 2009 added an expense of approximately $0.7 million for fiscal year 2009. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed to date in fiscal year 2009 added an expense of approximately $0.2 million for fiscal year 2009. The combined unfavorable impact of decreased sales volume, increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange decreased operating income for fiscal year 2009, which was partially offset by productivity improvements and cost containment initiatives.

2008 Compared to 2007. Sales for fiscal year 2008 were $1,185.4 million, as compared to $1,097.3 million for fiscal year 2007, an increase of $88.1 million, or 8%, which includes an approximate 2% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by product type for fiscal year 2008, as compared to fiscal year 2007, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Environmental Health segment was primarily a result of increases in environmental, safety and security and industrial markets sales of $51.3 million and an increase in laboratory services market sales of $36.8 million. This increase in our Environmental Health segment sales during fiscal year 2008 was due primarily to private testing labs increasing capital purchases and an increase in sales in laboratory services.

Operating income from continuing operations for fiscal year 2008 was $149.3 million, as compared to $131.3 million for fiscal year 2007, an increase of $17.9 million, or 14%. Amortization of intangible assets was $14.9 million and $14.2 million for fiscal year 2008 and fiscal year 2007, respectively. Restructuring and lease charges were $3.2 million for fiscal year 2008 as a result of our Q3 2008 Plan. Restructuring and lease charges were $9.0 million for fiscal year 2007 as a result of our Q1 2007 and Q4 2007 Plans. The combined favorable impact of increased sales volume and productivity improvements increased operating income, which was partially offset by inflation, and increased freight costs.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures, make strategic acquisitions, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are from our operations and the capital markets, particularly the debt markets. We anticipate that our internal operations will generate sufficient cash to fund our operating expenses, capital expenditures, smaller acquisitions, interest payments on our debt and dividends on our common stock. However, we expect to use external sources to satisfy the balance of our debt when due, any larger acquisitions and other long-term liabilities.

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

Cash Flows

Fiscal Year 2009

Operating Activities. Net cash provided by continuing operations was $158.3 million for fiscal year 2009, compared to net cash provided by continuing operations of $214.5 million for fiscal year 2008, a decrease of $56.3 million. The decrease in cash provided by operating activities for fiscal year 2009 was a result of lower income from continuing operations of $92.7 million, partially offset by depreciation and amortization of $91.8 million and restructuring and lease charges of $20.2 million. Also contributing to this decrease was a net increase in working capital of $48.1 million. Contributing to the net increase in working capital in fiscal year 2009, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $28.1 million, which included the repayment and termination of our accounts receivable securitization facility for $40.0 million, a decrease in accounts payable of $14.1 million and an increase in inventory of $5.8 million. The increase in inventory was primarily the result of lower sales volume and expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements. The decrease in accounts payable was a result of the timing of disbursements during the fourth quarter of fiscal year 2009. The increase in accounts receivable was a result of the repayment and termination of our accounts receivable securitization facility for $40.0 million, partially offset by lower sales volume and strong performance in accounts receivable collections during the fourth quarter of fiscal year 2009. Changes in accrued expenses, other assets and liabilities and other items, net, totaled $1.5 million in fiscal year 2009, and primarily related to tax audit settlements and the timing of payments for tax, restructuring, and salary and benefits.

Investing Activities. Net cash used in continuing operations investing activities was $153.0 million for fiscal year 2009, compared to $133.7 million of cash used in continuing operations investing activities for fiscal year

2008. For fiscal year 2009, we used $114.2 million of net cash for acquisitions and core technology purchases and used $8.5 million for earn-out payments, acquired licenses, related transaction costs for acquisitions completed prior to fiscal year 2009 and other costs in connection with these and other transactions. Capital expenditures for fiscal year 2009 were $31.7 million, primarily in the areas of tooling and other capital equipment purchases. These cash outflows were partially offset by $1.4 million related to the release of restricted cash balances.

Financing Activities. Net cash provided by continuing operations financing activities was $2.4 million for fiscal year 2009, as compared to $101.1 million of cash used in continuing operations financing activities for fiscal year 2008. In fiscal year 2009, we repurchased approximately 1.0 million shares of our common stock, including 28,890 shares to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $14.6 million, including commissions. This compares to repurchases of approximately 3.0 million shares of our common stock, including 37,521 shares to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for fiscal year 2008 for an aggregate of $75.5 million, including commissions. This use of cash was offset by proceeds from common stock option exercises of $6.5 million, including the related excess tax benefit, for fiscal year 2009. This compares to the proceeds from common stock option exercises of $44.1 million, including the related excess tax benefit, for fiscal year 2008. During fiscal year 2009, debt borrowings from our amended senior unsecured revolving credit facility totaled $406.5 million, which was offset by debt reductions of $363.1 million. This compares to debt borrowings from our amended senior unsecured revolving credit facility of $476.0 million and proceeds of $150.0 million from the issuance of our seven-year senior unsecured notes at a rate of 6%, which were offset by debt reductions of $633.0 million during fiscal year 2008. In fiscal year 2008, we also paid $27.1 million to settle forward interest rate contracts with notional amounts totaling $300.0 million at a weighted average interest rate of 4.25% and $2.0 million for debt issuance costs. In addition, we paid $32.7 million in dividends during fiscal year 2009.

Fiscal Year 2008

Operating Activities. Net cash provided by continuing operations was $214.5 million for fiscal year 2008, compared to net cash provided by continuing operations of $198.8 million for fiscal year 2007, an increase of $15.8 million. The increase in cash provided by operating activities for fiscal year 2008 was driven by income from continuing operations of $127.8 million, depreciation and amortization of $88.6 million and restructuring and lease charges of $6.9 million. These amounts were partially offset by a net increase in working capital of $17.0 million. Contributing to the net increase in working capital in fiscal year 2008, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $11.7 million and an increase in inventory of $10.2 million, offset by an increase in accounts payable of $4.8 million. The increase in inventory was primarily the result of expanding the amount of inventory held at sales locations to improve responsiveness to customer requirements. In both the Environmental Health and Human Health segments, the timing of revenue during the fourth quarter of fiscal year 2008 increased the accounts receivable balance, which was offset by the timing of disbursements in accounts payable during the fourth quarter of fiscal year 2008. There was a decrease of $5.0 million in our accounts receivable securitization facility during fiscal year 2008, which totaled $40.0 million and $45.0 million at December 28, 2008 and December 30, 2007, respectively. Changes in accrued expenses, other assets and liabilities and other items, net, totaled $8.3 million in fiscal year 2008, and primarily related to tax audit settlements and the timing of payments for tax, restructuring, and salary and benefits.

Investing Activities. Net cash used in continuing operations investing activities was $133.7 million for fiscal year 2008, compared to $348.1 million of cash used in continuing operations investing activities for fiscal year 2007. For fiscal year 2008, we used $76.7 million of net cash for acquisitions and core technology purchases and used $14.9 million for earn-out payments, acquired licenses, related transaction costs for acquisitions completed prior to fiscal year 2008 and other costs in connection with these and other transactions. Capital expenditures for fiscal year 2008 were $43.4 million, primarily in the areas of tooling and other capital equipment purchases. These cash outflows were partially offset by $0.4 million related to the release of restricted cash balances.

Financing Activities. Net cash used in continuing operations financing activities was $101.1 million for fiscal year 2008, as compared to $148.9 million of cash provided by continuing operations financing activities for fiscal year 2007. In fiscal year 2008, we repurchased approximately 3.0 million shares of our common stock, including 37,521 shares to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $75.5 million, including commissions. This compares to repurchases of approximately 8.1 million shares of our common stock in the open market for fiscal year 2007 for an aggregate of $203.0 million, including commissions. This use of cash was offset by proceeds from common stock option exercises of $44.1 million, including the related excess tax benefit for fiscal year 2008. During fiscal year 2008, debt borrowings from our amended senior unsecured revolving credit facility totaled $476.0 million, proceeds from the issuance of our seven-year senior unsecured notes at a rate of 6% totaled $150.0 million, which was offset by debt reductions to our credit facilities, with aggregate payments of $633.0 million. This compares to debt reductions in fiscal year 2007 of $212.4 million. In fiscal year 2008, we also paid $27.1 million to settle forward interest rate contracts with notional amounts totaling $300.0 million at a weighted average interest rate of 4.25% and $2.0 million for debt issuance costs. In addition, we paid $33.1 million in dividends for fiscal year 2008.

Current Borrowing Arrangements

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, we entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety our previous senior revolving credit agreement dated as of October 31, 2005. During the first quarter of fiscal year 2008, we exercised our option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $13.0 million were issued under the previous facility, which are treated as issued under the amended facility. We use the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin, or the base rate. The Eurocurrency margin as of January 3, 2010 was 40 basis points. The weighted average Eurocurrency interest rate as of January 3, 2010 was 0.23%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.63%. We had drawn down approximately $406.0 million of borrowings in U.S. Dollars under the facility as of January 3, 2010, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, which are consistent with those financial covenants contained in our previous senior revolving credit agreement. The financial covenants in our amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if our credit rating is down-graded below investment grade. We were in compliance with all applicable covenants as of January 3, 2010.

6% Senior Unsecured Notes. On May 30, 2008, we issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on May 30th and November 30th. We may redeem some or all of our 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in our 6% senior notes include debt-to-capital ratios which, if our credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. We were in compliance with all applicable covenants as of January 3, 2010.

We entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%, that were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. During the fourth quarter of fiscal year 2008, we concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, we discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million, in interest and other expense, net. As of January 3, 2010, the balance remaining in accumulated other comprehensive (loss) income related to the effective cash flow hedges was $6.5 million, net of taxes of $4.2 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. We amortized into interest expense $2.0 million during fiscal year 2009 and $1.2 million during fiscal year 2008 for these derivative losses.

Off-Balance Sheet Arrangements

Receivables Securitization Facility. During fiscal year 2001, we established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third-party financial institution. Under this arrangement, we sold, on a revolving basis, certain of our accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third-party financial institution. As collections reduced the balance of sold accounts receivable, new receivables were sold. Our consolidated subsidiary retained the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts had been provided for on our balance sheets. The amount of receivables sold and outstanding with the third-party financial institution was not to exceed $65.0 million, reduced to $50.0 million in March 2009. Under the terms of this agreement, our consolidated subsidiary retained collection and administrative responsibilities for the balances. The agreement required the third-party financial institution to be paid interest during the period from the date the receivable was sold to its maturity date. The servicing fees received constituted adequate compensation for services performed. No servicing asset or liability was therefore recorded.

In March 2009, our consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization facility to December 30, 2009. On June 30, 2009, our consolidated subsidiary exercised the right to terminate the receivables purchase agreement with a third-party financial institution, releasing both parties of their rights, liabilities and obligations under this agreement.

The aggregate amount of receivables sold to the consolidated subsidiary was $72.8 million as of December 28, 2008. At December 28, 2008, an undivided interest of $40.0 million in the receivables had been sold to the third-party financial institution under this agreement. The remaining interest in receivables of $32.8 million that was sold to and held by the consolidated subsidiary was included in accounts receivable in the consolidated financial statements at December 28, 2008.

Dividends

Our Board declared regular quarterly cash dividends of $0.07 per share in each quarter of fiscal years 2009 and 2008, resulting in an annual dividend rate of $0.28 per share. On January 25, 2010, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2010 that is payable in May 2010. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations

The following table summarizes our contractual obligations at January 3, 2010 for continuing and discontinued operations:

	Operating Leases	Amended Sr. Unsecured Revolving Credit Facility Maturing 2012(1)	6.0% Sr. Notes Maturing 2015(2)	Other Debt Facilities(2)	Employee Benefit Plans	Uncertain Tax Positions(3)	Total
	(In thousands)
2010	$38,744	$—	$—	$146	$25,804	$7,292	$71,986
2011	31,038	—	—	2,197	25,959	—	59,194
2012	25,895	406,000	—	—	26,384	—	458,279
2013	20,668	—	—	—	27,005	—	47,673
2014	17,913	—	—	—	28,224	—	46,137
Thereafter	104,632	—	150,000	—	146,855	—	401,487

Total	$238,890	$406,000	$150,000	$2,343	$280,231	$7,292	$1,084,756

(1)	The credit facility borrowings carry variable interest rates; the amounts included in this table do not contemplate interest obligations.
(2)	For the purposes of this table, the obligation has been calculated without interest obligations.
(3)	The amount includes accrued interest, net of tax benefits, and penalties. We have excluded $43.6 million, including accrued interest, net of tax benefits, and penalties, from the amount related to our uncertain tax positions as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

Capital Expenditures

During fiscal year 2010, we expect to invest an amount for capital expenditures similar to that in fiscal year 2009, primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, and to develop information technology. We expect to use our available cash and internally generated funds to fund these expenditures.

Other Potential Liquidity Considerations

At January 3, 2010, we had cash and cash equivalents of approximately $179.7 million and an amended senior unsecured revolving credit facility with $231.0 million available for additional borrowing. In May 2008, we finalized an issuance of 6% seven-year senior unsecured notes with proceeds of approximately $150.0 million. The proceeds from this debt issuance were used to repay existing borrowings under our amended senior unsecured revolving credit facility. Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.

On November 6, 2006, we announced that our Board authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program would have expired on October 25, 2010, unless terminated earlier by our Board, and could have been suspended or discontinued at any time. During fiscal year 2007, we repurchased in the open market approximately 8.1 million shares of common stock at an aggregate cost of $203.0 million, including commissions, under the Repurchase Program. During the third quarter of fiscal year 2008, we repurchased 1.9 million shares of common stock in the open market at an aggregate cost of $56.6 million, including commissions, under the Repurchase Program. These repurchases completed our repurchase of the 10.0 million shares in the aggregate authorized under the Repurchase Program.

On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million additional shares of common stock under a stock repurchase program (the “New Repurchase Program”). The New Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal year 2008, we repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $18.0 million, including commissions, under the New Repurchase Program. During fiscal year 2009, we repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the New Repurchase Program.

Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During fiscal year 2009, we repurchased 28,890 shares of common stock for this purpose. During fiscal year 2008, we repurchased 37,521 shares of common stock. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

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

On November 5, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted and allows businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. We expect to carry back losses of up to $80.0 million from fiscal year 2009 to fiscal year 2005. We expect this carryback will result in a federal income tax refund of up to $28.0 million in fiscal year 2010.

In connection with the settlement of an insurance claim resulting from a fire that occurred at our facility in Boston, Massachusetts in March 2005, we accrued $9.7 million during the second quarter of fiscal year 2007, representing our management’s estimate of the total cost for decommissioning the building, including environmental matters, which was damaged in the fire. We paid $2.5 million during fiscal year 2009, $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building. We anticipate that the remaining accrual of $1.7 million will be settled by the end of the second quarter of fiscal year 2010. We are actively marketing and have a plan to sell the building.

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

Our pension plans have not experienced any material impact on liquidity or counterparty exposure due to the volatility in the credit markets; however, as a result of losses experienced in global equity markets, our pension funds had a negative return for fiscal year 2008, offset by modest gains for fiscal year 2009, which in turn created increased pension costs in fiscal year 2009 and potentially in additional future periods for all pension plans. We may be required to fund our pension plans outside the United States with a contribution of up to $11.5 million by the end of fiscal year 2010, and we could potentially have to make additional funding payments in future periods for all pension plans. Additionally, we expect to contribute up to $20.0 million to the pension plan in the United States during fiscal year 2010 for the 2009 plan year in connection with the Worker, Homeownership, and Business Assistance Act of 2009, as described above.

Effects of Recently Adopted Accounting Pronouncement

In December 2007, the FASB issued authoritative guidance on business combinations. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under this guidance, acquisition costs are generally expensed as incurred; noncontrolling interests are reflected at fair value at the acquisition date; IPR&D is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed rather than capitalized; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period will affect income tax expense. This guidance amends the accounting for income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this guidance would also apply the provisions of this guidance. This guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This guidance was effective on a prospective basis for all business combinations for which the acquisition date was on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. We adopted this authoritative guidance on business combinations in the first quarter of fiscal year 2009. The adoption of this guidance did not have a significant impact on our acquisition activity in fiscal year 2009. See Note 2 to our consolidated financial statements included in this annual report on Form 10-K for the impact of this guidance on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted this authoritative guidance on noncontrolling interests in the first quarter of fiscal year 2009. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities. This guidance is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, results of operations and cash flows. This guidance establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, results of operations and cash flows. This guidance also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and that cross-referencing be included within footnotes. We adopted this authoritative guidance on disclosures about derivative instruments and hedging activities in the first quarter of fiscal year 2009 and have evaluated the requirements, which provide for additional disclosure on our derivative instruments. See Notes 20 and 21 to our consolidated financial statements included in this annual report on Form 10-K for our disclosure on derivative instruments and hedging activities.

In April 2008, the FASB issued authoritative guidance on determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under the new authoritative guidance on business combinations, and other accounting principles. This guidance applies to all intangible assets, whether acquired in a business combination or otherwise. We adopted this authoritative guidance on determination of the useful life of intangible assets in the first quarter of fiscal year 2009. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In December 2008, the FASB issued authoritative guidance on employers’ disclosures about postretirement benefit plan assets, which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. Pension and other postretirement benefit plan assets were not included within the scope of the guidance on fair value measurements. This guidance requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under the fair value measurement guidance, including the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. This guidance is effective for fiscal years ending after December 15, 2009, with earlier adoption permitted. We adopted this authoritative guidance about postretirement benefit plan assets in the fourth quarter of fiscal year 2009 and have evaluated the requirements, which provide for additional disclosure on our postretirement benefit plan assets. See Note 15 to our consolidated financial statements included in this annual report on Form 10-K for our disclosure on postretirement benefit plan assets.

In April 2009, the FASB issued authoritative guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. We adopted this authoritative guidance in the first quarter of fiscal year 2009 in conjunction with the adoption of the new authoritative guidance on business combinations. The adoption of this guidance did not have a significant impact on our acquisition activity in fiscal year 2009. See Note 2 to our consolidated financial statements included in this annual report on Form 10-K for the impact of this guidance on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on disclosures about fair value of financial instruments, which requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this guidance, fair values for these assets and liabilities were only disclosed annually. This guidance requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. We adopted this authoritative guidance in the second quarter of fiscal year 2009. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued authoritative guidance on subsequent events, which establishes general standards for the accounting and disclosure of events or transactions that occur during the period after the balance sheet date that management will need to evaluate for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. We adopted this authoritative guidance on subsequent events in the second quarter of fiscal year 2009. The adoption of this guidance had no impact on our consolidated financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and the hierarchy of U.S. Generally Accepted Accounting Principles (“GAAP”). The Codification will now be the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. As of the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. We adopted this authoritative guidance in the third quarter of fiscal year 2009. The adoption of this guidance had no impact on our consolidated financial statements.

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

Business combinations. Business combinations are accounted for at fair value. Acquisition costs are generally expensed as incurred and recorded in selling, general and administrative expenses; noncontrolling interests are valued at fair value at the acquisition date; IPR&D is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. All changes that do not qualify as measurement period adjustments are included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

Value of long-lived assets, including intangibles. We carry a variety of long-lived assets on our balance sheet including property and equipment, investments, identifiable intangible assets, and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review (i) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (ii) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows related to those assets may be diminished. Any impairment charge that we record reduces our earnings. The goodwill impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. We perform the annual impairment assessment on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, we currently evaluate the remaining useful life of our non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Through fiscal year 2009, we assessed the annual impairment testing using the analytical sciences and laboratory services, illumination and detection solutions, genetic screening, bio-discovery and medical imaging reporting units. We completed the annual impairment test using a measurement date of January 3, 2010 and December 28, 2008, and concluded based on the first step of the process that there was no goodwill impairment. While we believe that our estimates of current value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets.

Employee compensation and benefits. Retirement and postretirement benefit plans are a significant cost of doing business, and represent obligations that will be ultimately settled far in the future, and therefore are subject to estimation. Retirement and postretirement benefit plan expenses are allocated to cost of sales, research and development, and selling, general and administrative expenses, in our consolidated statements of operations. We incurred expenses of $13.0 million in fiscal year 2009, $8.3 million in fiscal year 2008 and $12.5 million in fiscal year 2007 for our retirement and postretirement plans. We expect expenses of approximately $15.5 million in fiscal year 2010 for our retirement and postretirement plans. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied, to determine service cost and interest cost, in order to arrive at pension income or expense for the year. As of January 3, 2010, we estimated the expected long-term rate of return of assets in our pension portfolios in the United States was 8.5% and was 7.2% for all plans outside the United States. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets, as well as our current expectations for long-term rates of returns for our pension assets. Our management will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions, and will make adjustments to the assumptions as appropriate. Discount rate assumptions have been, and continue to be, based on the prevailing market long-term interest rates at the measurement date. If any of our assumptions were to change, our pension plan expenses would also change. A one-quarter percent increase in the discount rate would decrease our net periodic benefit cost by $0.5 million for fiscal year 2010 in the United States and by $0.6 million for fiscal year 2010 for all plans outside the United States. A one percent decrease in the estimated return on plan assets would increase our pre-tax pension expense by $2.4 million for fiscal year 2010 in the United States and by $0.9 million for fiscal year 2010 for all plans outside the United States. We have reduced the volatility in our healthcare costs provided to our retirees by adopting a defined dollar plan feature in fiscal year 2001. Under the defined dollar plan feature, our total annual liability for healthcare costs to any one retiree is limited to a fixed dollar amount, regardless of the nature or cost of the healthcare needs of that retiree. Our maximum future liability, therefore, cannot be increased by future changes in the cost of healthcare.

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

Gains or losses on dispositions. When we record the disposition of an asset or discontinuance of an operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets, and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. During the fiscal year ended January 3, 2010, we did not recognize any gains or losses from disposition of fixed assets. We recorded $2.1 million in losses from the disposition of discontinued operations. Any such changes decrease or increase current earnings, and are recorded either against the “gains on disposition” or “discontinued operations” line items appearing in our consolidated statement of operations.

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

Additionally, we have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, foreign tax credits, other income tax credits and certain pension accruals. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Improvements or other changes in our operations, domestically and internationally, could increase our ability to utilize these tax attributes in the future. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Financial Instruments

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of January 3, 2010.

We use derivative instruments as part of our risk management strategy only, and include derivatives utilized as economic hedges that are not designated as hedging instruments. By nature, all financial instruments involve market and credit risks. We enter into derivative instruments with major investment grade financial institutions and have policies to monitor the credit risk of those counterparties. We do not enter into derivative contracts for trading or other speculative purposes, nor do we use leveraged financial instruments. Approximately 60% of our business is conducted outside of the United States, generally in foreign currencies. The fluctuations in foreign currency can increase the costs of financing, investing and operating the business. The intent of these economic hedges is to offset gains and losses that occur on the underlying exposures from these currencies, with gains and losses resulting from the forward currency contracts that hedge these exposures.

In the ordinary course of business, we enter into foreign exchange contracts for periods consistent with our committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the consolidated balance sheets. Unrealized gains and losses on our foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive (loss) income in the accompanying consolidated balance sheets. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs and impacts earnings. We did not have any outstanding cash flow hedges during fiscal year 2009.

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $168.5 million at January 3, 2010 and $160.8 million at December 28, 2008, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days during fiscal years 2009, 2008 and 2007.

We entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%, that were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. During the fourth quarter of fiscal year 2008, we concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, we discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million, in interest and other expense, net. As of January 3, 2010, the balance remaining in accumulated other comprehensive (loss) income related to the effective cash flow hedges was $6.5 million, net of taxes of $4.2 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. We amortized into interest expense $2.0 million during fiscal year 2009 and $1.2 million during fiscal year 2008 for these derivative losses.

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

Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of January 3, 2010, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.4 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal year 2009, the Value-At-Risk ranged between $0.4 million and $0.9 million, with an average of approximately $0.5 million.

Interest Rate Risk. As described above, our debt portfolio includes variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures.

We entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%, that were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. During the fourth quarter of fiscal year 2008, we concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, we discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million, in interest and other expense, net. As of January 3, 2010, the balance remaining in accumulated other comprehensive (loss) income related to the effective cash flow hedges was $6.5 million, net of taxes of $4.2 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. We amortized into interest expense $2.0 million during fiscal year 2009 and $1.2 million during fiscal year 2008 for these derivative losses.

Interest Rate Risk—Sensitivity. As of January 3, 2010, our debt portfolio consisted of $406.0 million of variable rate debt. In addition, our cash and cash equivalents, for which we receive interest at variable rates, were $179.7 million at January 3, 2010. Our current earnings exposure for changes in interest rates can be summarized as follows:

(i) Changes in interest rates can cause interest charges on our variable rate debt, consisting of $406.0 million of revolving debt facilities, to fluctuate. An increase of 10%, or approximately 7 basis points, in current interest rates would cause an additional pre-tax charge to our earnings of $0.3 million for fiscal year 2010.

(ii) Changes in interest rates can cause our cash flows relative to interest payments on variable rate debt to fluctuate. As described above, an increase of 10%, or approximately 7 basis points, in current interest rates would cause our cash outflows to increase by $0.3 million for fiscal year 2010.

(iii) Changes in interest rates can cause our interest income and cash flows to fluctuate.

Item 8.    Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 3, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of January 3, 2010 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The Company changed its method of accounting for income tax contingencies on January 1, 2007 and for business combinations on December 29, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 1, 2010

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended

	January 3, 2010	December 28, 2008	December 30, 2007
	(In thousands, except per share data)
Sales	$1,812,202	$1,959,991	$1,728,877
Cost of sales	1,032,408	1,124,921	1,016,364
Selling, general and administrative expenses	504,699	524,816	441,177
Research and development expenses	107,251	108,943	104,891
Restructuring and lease charges, net	20,231	6,889	14,387
Gains on settlement of insurance claim	—	—	(15,346)
In-process research and development charges	—	—	1,502

Operating income from continuing operations	147,613	194,422	165,902
Interest and other expense, net	16,936	45,609	16,877

Income from continuing operations before income taxes	130,677	148,813	149,025
Provision for income taxes	37,933	21,040	16,477

Income from continuing operations	92,744	127,773	132,548
(Loss) income from discontinued operations, net of income taxes	(5,049)	633	370
Loss on disposition of discontinued operations, net of income taxes	(2,096)	(1,997)	(1,232)

Net income	$85,599	$126,409	$131,686

Basic earnings (loss) per share:
Continuing operations	$0.80	$1.09	$1.11
Discontinued operations	(0.06)	(0.01)	(0.01)

Net income	$0.74	$1.07	$1.11

Diluted earnings (loss) per share:
Continuing operations	$0.80	$1.08	$1.09
Discontinued operations	(0.06)	(0.01)	(0.01)

Net income	$0.73	$1.07	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of the Years Ended

	January 3, 2010	December 28, 2008
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$179,707	$179,110
Accounts receivable, net	365,629	330,915
Inventories, net	215,074	200,187
Other current assets	112,495	111,330
Current assets of discontinued operations	10,885	9,205

Total current assets	883,790	830,747

Property, plant and equipment, net	203,448	205,047
Marketable securities and investments	2,287	3,459
Intangible assets, net	459,055	452,473
Goodwill	1,468,254	1,396,292
Other assets, net	44,057	38,760
Long-term assets of discontinued operations	3,351	4,989

Total assets	$3,064,242	$2,931,767

Current liabilities:
Short-term debt	$146	$40
Accounts payable	158,673	171,211
Accrued restructuring and integration costs	15,187	9,217
Accrued expenses	313,894	324,504
Current liabilities of discontinued operations	8,170	11,270

Total current liabilities	496,070	516,242
Long-term debt	558,197	509,040
Long-term liabilities	381,018	338,541
Long-term liabilities of discontinued operations	—	1

Total liabilities	1,435,285	1,363,824
Commitments and contingencies (see Note 17)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 117,023,000 and 117,112,000 shares at January 3, 2010 and December 28, 2008, respectively	117,023	117,112
Capital in excess of par value	250,599	246,549
Retained earnings	1,288,586	1,235,521
Accumulated other comprehensive loss	(27,251)	(31,239)

Total stockholders’ equity	1,628,957	1,567,943

Total liabilities and stockholders’ equity	$3,064,242	$2,931,767

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the Three Years Ended January 3, 2010

	Comprehensive Income	Common Stock Amount	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2006		$123,255	$407,345	$1,040,190	$6,940	$1,577,730

Comprehensive income:
Net income	$131,686	—	—	131,686	—	131,686
Other comprehensive income (loss)
Foreign currency translation adjustments	41,109	—	—	—	41,109	41,109
Unrecognized gains and prior service costs, net of tax	15,172	—	—	—	15,172	15,172
Unrealized and realized losses on derivatives, net of tax	(5,338)	—	—	—	(5,338)	(5,338)
Unrealized losses on securities arising during the period, net of tax	(176)	—	—	—	(176)	(176)

Other comprehensive income	50,767

Comprehensive income	$182,453

Adjustment to initially adopt FIN No. 48		—	—	3,583	—	3,583
Dividends		—	—	(33,324)	—	(33,324)
Exercise of employee stock options and related income tax benefits		2,176	30,615	—	—	32,791
Issuance of common stock for employee benefit plans		44	1,034	—	—	1,078
Purchases of common stock		(8,051)	(194,920)	—	—	(202,971)
Issuance of common stock for long-term incentive program		161	4,963	—	—	5,124
Stock compensation		—	8,813	—	—	8,813

Balance, December 30, 2007		$117,585	$257,850	$1,142,135	$57,707	$1,575,277

Comprehensive income:
Net income	$126,409	—	—	126,409	—	126,409
Other comprehensive loss
Foreign currency translation adjustments	(29,067)	—	—	—	(29,067)	(29,067)
Unrecognized losses and prior service costs, net of tax	(57,220)	—	—	—	(57,220)	(57,220)
Unrealized and realized losses on derivatives, net of tax	(2,338)	—	—	—	(2,338)	(2,338)
Unrealized losses on securities arising during the period, net of tax	(321)	—	—	—	(321)	(321)

Other comprehensive loss	(88,946)

Comprehensive income	$37,463

Dividends		—	—	(33,023)	—	(33,023)
Exercise of employee stock options and related income tax benefits		2,251	41,832	—	—	44,083
Issuance of common stock for employee benefit plans		85	2,095	—	—	2,180
Purchases of common stock		(2,997)	(72,517)	—	—	(75,514)
Issuance of common stock for long-term incentive program		188	6,730	—	—	6,918
Stock compensation		—	10,559	—	—	10,559

Balance, December 28, 2008		$117,112	$246,549	$1,235,521	$(31,239)	$1,567,943

The accompanying notes are an integral part of these consolidated financial statements.

	Comprehensive Income	Common Stock Amount	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 28, 2008		$117,112	$246,549	$1,235,521	$(31,239)	$1,567,943

Comprehensive income:
Net income	$85,599	—	—	85,599	—	85,599
Other comprehensive income (loss)
Foreign currency translation adjustments	4,937	—	—	—	4,937	4,937
Unrecognized losses and prior service costs, net of tax	(2,349)	—	—	—	(2,349)	(2,349)
Reclassification adjustments for losses on derivatives included in net income, net of tax	1,196	—	—	—	1,196	1,196
Unrealized losses on securities arising during the period, net of tax	204	—	—	—	204	204

Other comprehensive income	3,988

Comprehensive income	$89,587

Dividends		—	—	(32,534)	—	(32,534)
Exercise of employee stock options and related income tax benefits		460	2,875	—	—	3,335
Issuance of common stock for employee benefit plans		195	2,941	—	—	3,136
Purchases of common stock		(1,030)	(13,589)	—	—	(14,619)
Issuance of common stock for long-term incentive program		286	3,245	—	—	3,531
Stock compensation		—	8,578	—	—	8,578

Balance, January 3, 2010		$117,023	$250,599	$1,288,586	$(27,251)	$1,628,957

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended

	January 3, 2010	December 28, 2008	December 30, 2007
	(In thousands)
Operating activities:
Net income	$85,599	$126,409	$131,686
Add: loss (income) from discontinued operations, net of income taxes	5,049	(633)	(370)
Add: loss on disposition of discontinued operations, net of income taxes	2,096	1,997	1,232

Income from continuing operations	92,744	127,773	132,548
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and lease charges, net	20,231	6,889	14,387
Depreciation and amortization	91,843	88,613	76,850
Stock-based compensation	14,830	19,339	15,758
Deferred taxes	27,723	(12,074)	(21,821)
Contingencies and prior year tax matters	577	(7,257)	(9,929)
Amortization of deferred debt issuance costs, interest rate hedge and accretion of discounts	2,540	2,239	343
Gains on dispositions, net	—	(1,158)	(697)
Amortization of acquired inventory revaluation	1,356	—	2,492
In-process research and development charges	—	—	1,502
Gains on settlement of insurance claim	—	—	(15,346)
Changes in assets and liabilities which (used) provided cash, excluding effects from companies purchased and divested:
Accounts receivable, net	(28,142)	(11,692)	(18,793)
Inventories, net	(5,810)	(10,173)	(2,256)
Accounts payable	(14,119)	4,817	11,362
Accrued expenses and other	(45,500)	7,217	12,353

Net cash provided by operating activities of continuing operations	158,273	214,533	198,753
Net cash (used in) provided by operating activities of discontinued operations	(9,551)	3,311	6,374

Net cash provided by operating activities	148,722	217,844	205,127

Investing activities:
Capital expenditures	(31,686)	(43,397)	(44,892)
Proceeds from dispositions of property, plant and equipment, net	—	—	10,787
Proceeds from surrender of life insurance policies	—	—	1,601
Changes in restricted cash balances	1,412	384	—
Payments for business development activity	—	(167)	(1,040)
Proceeds from dispositions of businesses and investments, net	—	1,158	1,365
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(122,690)	(91,649)	(315,872)

Net cash used in investing activities of continuing operations	(152,964)	(133,671)	(348,051)
Net cash used in investing activities of discontinued operations	(903)	(2,007)	(1,288)

Net cash used in investing activities	(153,867)	(135,678)	(349,339)

Financing activities:
Payments on debt	(363,111)	(633,000)	(212,431)
Proceeds from borrowings	406,500	476,000	571,462
Proceeds from sale of senior debt	—	150,000	—
Payment of debt issuance costs	(7)	(1,997)	(765)
Settlement of cash flow hedges	—	(27,064)	(4,232)
Payments on other credit facilities	(116)	(521)	(1,263)
Tax benefit from exercise of common stock options	222	342	414
Proceeds from issuance of common stock under stock plans	6,244	43,741	32,377
Purchases of common stock	(14,619)	(75,514)	(202,971)
Dividends paid	(32,701)	(33,072)	(33,704)

Net cash provided by (used in) financing activities	2,412	(101,085)	148,887

Effect of exchange rate changes on cash and cash equivalents	3,330	(5,319)	7,614

Net increase (decrease) in cash and cash equivalents	597	(24,238)	12,289
Cash and cash equivalents at beginning of year	179,110	203,348	191,059

Cash and cash equivalents at end of year	$179,707	$179,110	$203,348

Supplemental disclosures of cash flow information (see Note 2)
Cash paid during the year for:
Interest	$12,410	$20,157	$13,776
Income taxes	$35,381	$38,357	$40,693

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Accounting Policies

Nature of Operations:    PerkinElmer, Inc. is a leading provider of technology, services and solutions to the diagnostics, research, environmental, safety and security, industrial and laboratory services markets. Through its technologies, applications, and services critical issues are addressed that help to improve the health and safety of people and their environment, and are reported within two reporting segments: Human Health and Environmental Health.

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

The Company announced a new alignment of its businesses that allows the Company to prioritize its capabilities on two key strategic areas—Human Health and Environmental Health. The Company reorganized into these two new operating segments to align its resources to meet the demands of the markets it serves and to focus on the important outcomes enabled by its technologies. This new alignment became effective at the start of its fiscal year 2009. The Company’s new Human Health segment concentrates on developing diagnostics, tools and applications to detect disease earlier and more accurately and to accelerate the discovery and development of critical new therapies. The Human Health segment includes the Company’s products and services that address the genetic screening and bio-discovery markets, formerly in the Life and Analytical Sciences segment, and the Company’s technology serving the medical imaging market, formerly in the Optoelectronics segment. The Company’s new Environmental Health segment provides technologies and applications to facilitate the creation of safer products, more secure surroundings and efficient energy resources. The Environmental Health segment includes the Company’s products and services that address the analytical sciences and laboratory service and support markets, formerly in the Life and Analytical Sciences segment, and the Company’s technology designed for the sensors and lighting markets, formerly in the Optoelectronics segment.

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal year ended January 3, 2010 included 53 weeks. The fiscal years ended December 28, 2008 and December 30, 2007 each included 52 weeks. The fiscal year ended January 2, 2011 will include 52 weeks.

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

Revenue Recognition:    The Company’s product sales are recorded when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. For products that include installation, and if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Certain of the Company’s products require specialized installation. Revenue for these products is deferred until installation is completed. Revenue from services is deferred and recognized over the contractual period, or as services are rendered and accepted by the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer. When arrangements include multiple elements, the Company uses objective evidence of fair value to allocate revenue to the elements, and recognizes revenue when the criteria for revenue recognition have been met for each element, in accordance with authoritative guidance on multiple-element arrangements.

The Company sells products and accessories predominantly through its direct sales force. As a result, the use of distributors is generally limited to geographic regions where the Company has no direct sales force. The Company does not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers, including its distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. Sales incentives related to distributor sales are also the same as those for end-user customers.

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

Inventories:    Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. Inventories are accounted for using the first-in, first-out method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on the Company’s estimated forecast of product demand and production requirements.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. See Note 5, below, for additional details.

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

Asset Retirement Obligations:    The Company records obligations associated with its lease obligations, the retirement of tangible long-lived assets and the associated asset-retirement costs in accordance with authoritative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance on asset retirement obligations. The Company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as an operating expense.

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

Translation of Foreign Currencies:    For foreign operations, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments, as well as translation gains and losses from certain intercompany transactions, are reported in accumulated other comprehensive (loss) income, a separate component of stockholders’ equity. Gains and losses arising from transactions and translation of period-end balances denominated in currencies other than the functional currency are included in earnings.

Business Combinations:    Business combinations are accounted for at fair value. Acquisition costs are generally expensed as incurred and recorded in selling, general and administrative expenses; noncontrolling interests are valued at fair value at the acquisition date; in-process research and development (“IPR&D”) is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. These changes are effective on a prospective basis for all of the Company’s business combinations for which the acquisition date is on or after December 28, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to December 28, 2008 would also apply the revised accounting. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. This annual impairment assessment is performed by the Company on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year, should an event occur which suggests that the recoverability of goodwill should be reconsidered. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company currently evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Recoverability of amortizing intangible assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. See Note 12, below, for additional details.

Stock-Based Compensation:    The Company accounts for stock-based compensation expense based on estimated grant date fair value, generally using the Black-Scholes option-pricing model. The fair value is recognized, net of estimated forfeitures, as expense in the consolidated financial statements over the requisite service period. The determination of fair value and the timing of expense using option pricing models such as the Black-Scholes model require the input of highly subjective assumptions, including the expected forfeiture rate and life of the option and the expected price volatility of the underlying stock. The Company estimates the expected forfeiture and expected life assumptions based on historical experience. In determining the Company’s expected stock price volatility assumption, the Company reviews both the historical and implied volatility of the Company’s common stock, with implied volatility based on the implied volatility of publicly traded options on the Company’s common stock. The Company elected to use the practical transition option to calculate its historical pool of windfall tax benefits. The practical transition option allows the use of a simplified method to establish the beginning balance of the additional paid-in capital pool, which is available to absorb shortfalls when actual tax deductions are less than the related book share-based compensation cost recognized. The Company has three stock-based compensation plans from which it makes grants, which are described more fully in Note 19.

Marketable Securities and Investments:    The cost of securities sold is based on the specific identification method. If securities are classified as available for sale, the Company records these investments at their fair values with unrealized gains and losses included in accumulated other comprehensive (loss) income. Under the cost method of accounting, equity investments in private companies are carried at cost and are adjusted for other-than-temporary declines in fair value, additional investments or distributions.

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

Research and Development:    Research and development costs are expensed as incurred. The fair value of acquired IPR&D costs is recorded at fair value as an intangible asset at the acquisition date and amortized once the product is ready for sale.

Restructuring Charges:    In recent fiscal years, the Company has undertaken a series of restructuring actions related to the alignment with the Company’s growth strategy, the impact of acquisitions, divestitures and the integration of its business units. In connection with these initiatives, the Company has recorded restructuring charges, as more fully described in Note 3. Generally, costs associated with an exit or disposal activity are recognized when the liability is incurred. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are recognized over the service period.

Comprehensive (Loss) Income:    Comprehensive (loss) income is defined as net income or loss and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. Comprehensive (loss) income is reflected in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Derivative Instruments and Hedging:    Derivatives are recorded on the consolidated balance sheets at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive (loss) income and subsequently amortized into net earnings when the hedged exposure affects net earnings. Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items. Once established, cash flow hedges are generally recorded in other comprehensive (loss) income, unless an anticipated transaction is no longer likely to occur, and subsequently amortized into net earnings when the hedged exposure affects net earnings. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into net earnings on the consolidated financial statements. Settled cash flow hedges related to forecasted transactions that remain probable are recorded as a component of other comprehensive (loss) income and are subsequently amortized into net earnings when the hedged exposure affects net earnings. Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. The Company also has entered into foreign currency forward contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized into net earnings on the consolidated financial statements.

Recent Issued Accounting Pronouncements:    In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the accounting for transfers of financial assets. This guidance is intended to improve practices that have developed that are not consistent with the original intent and key requirements of the original disclosure requirements, including establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, and changing the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. This guidance also requires enhanced disclosures to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company will be required to adopt this authoritative guidance on the accounting for transfers of financial assets in the first quarter of fiscal year 2010. The Company expects the adoption of this guidance will not have a significant impact on the Company’s condensed consolidated financial statements.

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

Note 2:	Business Combinations and Asset Purchases

Acquisition of Remaining Interest in the Inductively Coupled Plasma Mass Spectrometry Joint Venture.    In January 2010, the Company entered into a binding letter agreement with DH Technologies Development Pte Ltd., a subsidiary of Danaher Corporation, to purchase the remaining interest in the Company’s joint venture with MDS, Inc. for the development and manufacturing of its Inductively Coupled Plasma Mass Spectrometry (“ICPMS”) product line. The Company expects this acquisition will help ensure the continued success of the premier ICPMS product line through a dedicated and consistent approach. The Company anticipates that the transfer of the interest will be completed by the end of the first quarter of fiscal year 2010. The Company expects

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to pay approximately $35.0 million in cash for this acquisition, and to record a gain on its previously held interest. The Company expects to report the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Purchase of Intangible Assets from GE Healthcare.    In September 2009, the Company purchased the core technology and patents of GE Healthcare’s 3H and 14C Catalog Radiochemicals, Scintillation Proximity Assay (“SPA”) reagents and Cytostar-T plate portfolios for aggregate consideration of $12.0 million in cash. The Catalog Radiochemical products are used for a variety of research applications, including screening of potential drug candidates through binding assays. The SPA bead-based light-emitting assay and Cytostar-T plate technologies are offerings that enable the automation of High Throughput Screening (“HTS”) processes to help drug discovery researchers determine if potential new drug compounds are effective against their intended disease targets. The Company expects that incorporation of these technologies will strengthen its G-protein-coupled receptor and Kinase research product lines and complement its HTS and research reagent solutions. The core technology and patents that the Company purchased do not meet the definition of a business, as the purchased assets were not accompanied by any associated processes. Purchased intangible assets are amortized over their estimated useful lives. The Company reports the amortization of these intangible assets within the results of the Company’s Human Health segment from the purchase date. The Company periodically reviews the carrying value of these assets based, in part, upon current estimated market values and the Company’s projections of anticipated future cash flows. The Company undertakes this review on a periodic basis for long-lived assets when facts and circumstances suggest that cash flows related to those assets may be diminished. See Note 12 below for additional details.

Acquisition of Sym-Bio LifeScience Co., Ltd.    In August 2009, the Company acquired the outstanding equity interests of Sym-Bio LifeScience Co., Ltd. (“Sym-Bio”). Sym-Bio is a major supplier of diagnostics instruments and related reagents, particularly in the area of infectious diseases, to hospitals in China. The Company expects this acquisition to expand the Company’s access to the hospital market segment in China, offering a larger base from which to expand its prenatal and newborn screening business in the country and providing the Company with a significant diagnostics manufacturing and research and development base within China. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the employee workforce acquired. The Company paid the shareholders of Sym-Bio approximately $51.2 million in cash for this acquisition plus an additional amount of $12.5 million held in an escrow account for contingencies, of which $7.3 million is for potential additional contingent consideration with a fair value of $6.9 million at the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of Analytica of Branford, Inc.    In May 2009, the Company acquired the outstanding stock of Analytica of Branford, Inc. (“Analytica”). Analytica is a leading developer of mass spectrometry and ion source technology. The Company expects this acquisition to allow the Company to offer its customers access to critical technologies such as time-of-flight and quadrupole mass spectrometers and new ion sources that provide more complete information as well as better throughput. The Company also gained significant intellectual property in the field of mass spectrometry and ion source technology. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the employee workforce acquired. The Company paid the shareholders of Analytica approximately $21.7 million in cash for this acquisition plus up to $1.3 million in additional consideration, which the Company expects to pay during the first quarter of fiscal year 2010. During the first quarter of fiscal year 2010, the Company expects to pay approximately $1.1 million to the shareholders of Analytica as additional purchase price for the election to treat the acquisition as a deemed asset sale. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Opto Technology Inc.    In January 2009, the Company acquired the outstanding stock of Opto Technology Inc. (“Opto Technology”). Opto Technology is a supplier of light-emitting diode (“LED”) based lighting components and subsystems. The Company expects this acquisition to expand its portfolio of high brightness LED components by adding optical subsystems to provide energy efficient solid state lighting solutions to original equipment manufacturers. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the customer base acquired. The Company paid the shareholders of Opto Technology approximately $20.6 million in cash for this acquisition plus up to $8.0 million in potential additional contingent consideration, of which the Company recorded $4.9 million as the fair value at the acquisition date. During fiscal year 2009, the Company recorded a decrease of $0.2 million to the potential additional contingent consideration as a fair value adjustment through current period earnings. During fiscal year 2009, the Company received approximately $0.2 million from the former shareholders of Opto Technology for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Acquisition of Arnel, Inc.    In December 2008, the Company acquired the outstanding stock of Arnel, Inc. (“Arnel”). Arnel provides custom engineered solutions for gas chromatography applications in the petrochemical, food and beverage, and industrial hygiene markets. The Company expects this acquisition to expand the Company’s chromatography portfolio and strengthen the Company’s application-focused products to better serve the biofuels and hydrocarbon processing industries. The Company paid the shareholders of Arnel approximately $2.0 million in cash for this transaction plus potential additional contingent consideration, which management expects to be immaterial to the Company. The Company determined that $0.5 million of the contingent consideration was probable, recorded the accrual at the date of acquisition and paid that amount to the shareholders of Arnel during the third quarter of fiscal year 2009. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Acquisition of VaConics Lighting, Inc.    In May 2008, the Company acquired specified assets and assumed specified liabilities of VaConics Lighting, Inc. (“VaConics”), a leading provider of custom and standard ceramic xenon arc lamps. The Company expects this acquisition to expand the Company’s xenon lighting technology by increasing the Company’s offerings of lamp products that include medical endoscopes, surgical headlamps, forensic analyses, video projectors, searchlights, and infrared lighting. The Company paid approximately $3.9 million in cash for this transaction. During the second quarter of fiscal year 2008, the Company paid VaConics approximately $0.1 million of additional consideration for net working capital adjustments. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Acquisition of LabMetrix Technologies S.A.    In March 2008, the Company acquired all of the stock of LabMetrix Technologies S.A. (“LabMetrix”) and acquired specified assets and assumed specified liabilities of LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc., a provider of metrology-based multi-vendor analytical instrument qualification solutions. The Company expects this acquisition to add technology, tools, processes and compliance expertise to the Company’s suite of OneSource® laboratory services by strengthening its support of customers in a wide range of industries including the pharmaceutical, medical device, food, toy and other consumer goods industries. The Company paid the shareholders of LabMetrix approximately $4.3 million in cash for this transaction plus potential additional contingent consideration. The Company determined that $1.9 million of the contingent consideration was probable and recorded the accrual at the date of acquisition. During

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the third quarter of fiscal year 2008, the Company received approximately $0.1 million from the former shareholders of LabMetrix for net working capital adjustments. During the first quarter of fiscal year 2009, the Company paid approximately $0.1 million to the former shareholders of LabMetrix for net working capital adjustments. The Company determined that an additional $1.7 million of the contingent consideration was probable and recorded the accrual during fiscal year 2009, of which the Company paid $0.8 million during the first quarter of fiscal year 2009. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill. None of the goodwill related to the LabMetrix acquisition is tax deductible and all of the goodwill related to the LabMetrix Technologies Ltd. and LabMetrix Technologies, Inc. acquisitions is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

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

The fiscal year 2009 acquisitions of Sym-Bio, Analytica and Opto Technology were accounted for using the acquisition method of accounting. Allocations of the purchase price for these acquisitions were based on estimates of the fair value of the net assets acquired, and are subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to contingent consideration, tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration has been measured at fair value at the acquisition date with changes in the fair value after the acquisition date affecting earnings. The acquisitions completed prior to fiscal year 2009 were accounted for using the purchase method of accounting. Allocation of the purchase price for the acquisitions was based on estimates of the fair value of the net assets acquired, and is subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

As of January 3, 2010, the purchase price and related allocations for the Sym-Bio acquisition was preliminary. The preliminary allocation may be revised as a result of additional information regarding taxes. For acquisitions completed subsequent to fiscal year 2008, during the measurement period, the Company will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not consider these acquisitions to be material to its results of operations and is therefore not presenting pro forma financial information of operations for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007. The Company has also determined that the presentation of the results of operations for each of these acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

The components of the purchase prices and allocations for the acquisitions completed in fiscal year 2009 are as follows:

	Sym-Bio (Preliminary)	Analytica	Opto Technology
	(In thousands)
Consideration:
Cash payments	$63,675	$21,730	$20,604
Less: cash acquired	(2,887)	(293)	—
Deferred consideration	(420)	1,309	4,857
Working capital adjustments	—	—	(180)

Fair value of total consideration	$60,368	$22,746	$25,281

Identifiable assets acquired and liabilities assumed:
Current assets	$4,429	$2,448	$2,155
Property, plant and equipment	9,108	91	828
Identifiable intangible assets	18,697	17,600	13,100
Goodwill	36,485	14,680	16,299
Other long-term assets	4,401	—	—
Deferred taxes	(5,131)	(6,530)	(4,031)
Liabilities assumed	(7,621)	(5,543)	(3,070)

Total	$60,368	$22,746	$25,281

The components of the purchase price and allocations for the acquisitions completed in fiscal year 2008 are as follows:

	PKI Genetics	LabMetrix	VaConics	Arnel
	(In thousands)
Consideration and acquisition costs:
Cash payments	$68,564	$4,277	$3,882	$2,000
Cash acquired	(70)	(245)	—	(63)
Deferred consideration	—	3,584	—	500
Working capital adjustments	(285)	26	66	—
Transaction costs	741	471	184	186

Total consideration and acquisition costs	$68,950	$8,113	$4,132	$2,623

Identifiable assets acquired and liabilities assumed:
Current assets	$2,735	$1,974	$623	$657
Property, plant and equipment	553	437	255	15
Other assets	43	—	—	—
Identifiable intangible assets	22,300	1,800	810	1,850
Goodwill	44,103	7,919	3,001	1,833
Deferred taxes	—	(600)	—	(686)
Liabilities assumed	(784)	(3,417)	(557)	(1,046)

Total	$68,950	$8,113	$4,132	$2,623

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:	Restructuring and Lease Charges, Net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with the Company’s growth strategy and the integration of its business units.

A description of the restructuring plans and the activity recorded are as follows:

The restructuring plan for the third quarter of fiscal year 2009 was intended principally to reduce resources in anticipation of the economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets. The restructuring plan for the first quarter of fiscal year 2009 was intended principally to reduce resources in anticipation of the economic downturn and its impact on demand in certain end markets. The restructuring plan for the third quarter of fiscal year 2008 was intended principally to shift resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. The activities associated with these plans have been reported as restructuring expenses as a component of operating expenses from continuing operations. The Company expects the impact of immediate cost savings from the restructuring plans on operating results and cash flows to approximately offset the decline in revenue. The Company expects the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as the Company will incur offsetting costs.

Q3 2009 Plan

During the third quarter of fiscal year 2009, the Company’s management approved a plan to reduce resources in anticipation of the economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets (the “Q3 2009 Plan”). As a result of the Q3 2009 Plan, the Company recognized a $4.9 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. The Company also recognized a $7.3 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. As part of the Q3 2009 Plan, the Company reduced headcount by 171 employees. All notifications and actions related to the Q3 2009 Plan were completed by October 4, 2009.

The following table summarizes the Q3 2009 Plan activity:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Provision	$11,753	$440	$12,193
Amounts paid and foreign currency translation	(5,915)	(99)	(6,014)

Balance at January 3, 2010	$5,838	$341	$6,179

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $5.8 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2011. The Company also anticipates that the remaining payments of $0.3 million for the closure of the excess facility will be paid through fiscal year 2011, in accordance with the terms of the applicable lease.

Q1 2009 Plan

During the first quarter of fiscal year 2009, the Company’s management approved a plan to reduce resources in anticipation of the economic downturn and its impact on demand in certain end markets (the “Q1 2009 Plan”). As a result of the Q1 2009 Plan, the Company recognized a $4.8 million pre-tax restructuring charge in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. The Company also recognized a $3.1 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. As part of the Q1 2009 Plan, the Company reduced headcount by 166 employees. All notifications and actions related to the Q1 2009 Plan were completed by April 5, 2009.

The following table summarizes the Q1 2009 Plan activity:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Provision	$7,390	$458	$7,848
Amounts paid and foreign currency translation	(4,466)	(150)	(4,616)

Balance at January 3, 2010	$2,924	$308	$3,232

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $2.9 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. The Company also anticipates that the remaining payments of $0.3 million for the closure of the excess facility will be paid through fiscal year 2012, in accordance with the terms of the applicable lease.

Q3 2008 Plan

During the third quarter of fiscal year 2008, the Company’s management approved a plan to shift resources into product lines that are more consistent with the Company’s growth strategy (the “Q3 2008 Plan”). As a result of the Q3 2008 Plan, the Company recognized a $4.5 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities. The Company also recognized a $3.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facilities. As part of the Q3 2008 Plan, the Company reduced headcount by 107 employees. All notifications and actions related to the Q3 2008 Plan were completed by September 28, 2008.

The following table summarizes the Q3 2008 Plan activity:

	Severance	Closure of Excess Facilities	Total
	(In thousands)
Balance at December 30, 2007	$—	$—	$—
Provision	6,506	1,334	7,840
Amounts paid and foreign currency translation	(3,847)	(182)	(4,029)

Balance at December 28, 2008	2,659	1,152	3,811
Amounts paid and foreign currency translation	(1,650)	(341)	(1,991)

Balance at January 3, 2010	$1,009	$811	$1,820

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $1.0 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. The Company also anticipates that the remaining payments of $0.8 million for the closure of excess facilities will be paid through fiscal year 2011, in accordance with the terms of the applicable leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2007 were workforce reductions related to the integration of the Company’s businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During fiscal year 2009, the Company paid $0.8 million related to these plans and recorded a reversal of $0.7 million related to lower than expected severance costs for several of these plans. As of January 3, 2010, the Company had approximately $4.0 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities in both the Human Health and Environmental Health segments. Payments for these leases, the terms of which vary in length, will be made through fiscal year 2011.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, the Company was required to guarantee the lease obligations that the buyer assumed related to the lease for the building in which the business operated. The lease obligations continue through March 2011. While the Company assigned its interest in the lease to the buyer at the time of the sale of the business, the buyer subsequently defaulted under the lease, and the lessor sought reimbursement from the Company. The Company recorded a charge of $2.7 million in fiscal year 2007 related to payments for this lease obligation. The buyer filed for bankruptcy protection during the third quarter of fiscal year 2008 and was delinquent in making both its lease payments and payments for certain building expenses. The buyer ceased operations in the third quarter of fiscal year 2009 and vacated the property. The Company recorded an additional charge of $0.9 million during the third quarter of fiscal year 2009 related to waste removal and restoration costs, and reduced the estimated sublease rental payments reasonably expected to be obtained for the property. The Company was required to make payments for these obligations of $0.4 million during fiscal year 2008 and $1.1 million during fiscal year 2009.

Note 4:	Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	2009	2008	2007
	(In thousands)
Interest income	$(1,035)	$(4,023)	$(4,688)
Interest expense	17,156	25,222	15,325
Discontinuance and settlement of cash flow hedge	—	17,478	—
Gains on disposition of investments, net	—	(1,158)	(697)
Other expense, net	815	8,090	6,937

Total interest and other expense, net	$16,936	$45,609	$16,877

Note 5:	Income Taxes

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows:

	2009	2008	2007
	(In thousands)
Unrecognized tax benefits, beginning of period	$40,983	$48,647	$48,500
Gross increases—tax positions in prior period	6,603	8,652	5,261
Gross decreases—tax positions in prior period	(5,949)	(18,956)	(11,207)
Gross increases—current-period tax positions	2,457	4,108	6,005
Gross increases—related to acquisitions	88	1,642	1,800
Settlements	(3,126)	(2,673)	(2,979)
Lapse of statute of limitations	(2,087)	(207)	(44)
Foreign currency translation adjustments	462	(230)	1,311

Unrecognized tax benefits, end of period	$39,431	$40,983	$48,647

The Company continues to classify interest and penalties as a component of income tax expense. At January 3, 2010, the Company had accrued approximately $5.3 million and $5.9 million in interest and penalties, respectively. During fiscal year 2009, the Company recognized approximately $1.1 million in interest and a reversal of $0.5 million in penalties in its total tax provision. During fiscal year 2008, the Company recognized approximately $0.1 million in interest and a reversal of $0.5 million in penalties in its total tax provision. At January 3, 2010, the Company had gross tax effected unrecognized tax benefits of $39.4 million, of which $36.4 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations. With the Company’s adoption of the new authoritative guidance on business combinations in the first quarter of fiscal year 2009, changes in deferred tax asset valuation allowances and income tax uncertainties, after the acquisition date, will affect income tax expense, including those associated with acquisitions that closed prior to the effective date of the new authoritative guidance on business combinations.

At January 3, 2010, the Company had $7.3 million of accrued liabilities for uncertain tax positions, including accrued interest, net of tax benefits, and penalties, which are expected to be resolved within the next year. A portion of the accrued liabilities for uncertain tax positions could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as to income tax of numerous state and foreign jurisdictions.

The Company re-measured several of its uncertain tax positions related to fiscal years 2006 through 2008 during fiscal year 2009 based on new information arising from events during the year that affected positions for those years. The Company also effectively settled several income tax audits worldwide. The re-measurements and closure of audits included positions in Hong Kong, the United Kingdom, Australia and the United States. The net effect of re-measurements and closure of audits, statute of limitations lapses, provision to return adjustments, interest expense accruals, as well as other discrete items, resulted in the recognition of $2.1 million of income tax benefits in continuing operations during fiscal year 2009. During fiscal year 2008, the Company effectively settled several income tax audits worldwide, including in Canada, the Netherlands, the United Kingdom and the United States covering various years ranging from 1998 through 2005. The closing of these audits resulted in the recognition of $15.6 million of income tax benefits in continuing operations and $8.5 million of income tax benefits in discontinued operations. During fiscal year 2005, the U.S. Internal Revenue Service concluded its audit of the Company’s federal income taxes for fiscal years 1999 through 2002. There was a single open issue related to this audit which the Company favorably resolved during the fourth quarter of fiscal year 2007. Tax years ranging from 1999 through 2009 remain open to examination by various state and foreign tax jurisdictions in which the Company has significant business operations, such as Singapore, Canada, Germany, Italy, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of (loss) income from continuing operations before income taxes were as follows:

	2009	2008	2007
	(In thousands)
U.S.	$(20,744)	$(43,844)	$(10,984)
Non-U.S.	151,421	192,657	160,009

	$130,677	$148,813	$149,025

The components of the (benefit from) provision for income taxes for continuing operations were as follows:

	Current	Deferred Expense (Benefit)	Total
	(In thousands)
2009
Federal	$(26,345)	$13,165	$(13,180)
State	1,832	2,850	4,682
Non-U.S.	34,724	11,707	46,431

	$10,211	$27,722	$37,933

2008
Federal	$(5,955)	$(14,255)	$(20,210)
State	3,022	(625)	2,397
Non-U.S.	36,047	2,806	38,853

	$33,114	$(12,074)	$21,040

2007
Federal	$1,860	$(8,634)	$(6,774)
State	2,471	(922)	1,549
Non-U.S.	33,967	(12,265)	21,702

	$38,298	$(21,821)	$16,477

The total provision for income taxes included in the consolidated financial statements was as follows:

	2009	2008	2007
	(In thousands)
Continuing operations	$37,933	$21,040	$16,477
Discontinued operations	(1,505)	(10,463)	1,230

	$36,428	$10,577	$17,707

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision (benefit) is as follows:

	2009	2008	2007
	(In thousands)
Tax at statutory rate	$45,739	$52,087	$52,160
Non-U.S. rate differential, net	(14,908)	(12,630)	(16,574)
U.S. taxation of multinational operations	8,842	4,730	3,809
State income taxes, net	7,606	1,379	1,345
Prior year tax matters	(2,103)	(12,521)	(9,093)
Federal tax credits	(5,760)	(3,122)	(1,000)
Change in valuation allowance	(2,178)	(11,800)	(16,366)
Other, net	695	2,917	2,196

	$37,933	$21,040	$16,477

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities as of January 3, 2010 and December 28, 2008 were as follows:

	2009	2008
	(In thousands)
Deferred tax assets:
Inventory	$7,256	$11,459
Reserves and accruals	18,060	22,070
Accrued compensation	15,813	15,875
Net operating loss and credit carryforwards	88,210	94,597
Accrued pension	40,470	31,566
Restructuring reserve	3,981	4,294
All other, net	12,398	7,345

Total deferred tax assets	186,188	187,206
Deferred tax liabilities:
Postretirement health benefits	(2,307)	(1,497)
Depreciation and amortization	(146,939)	(106,738)
All other, net	—	(3,724)

Total deferred tax liabilities	(149,246)	(111,959)
Valuation allowance	(50,315)	(52,492)

Net deferred tax (liabilities) assets	$(13,373)	$22,755

At January 3, 2010, the Company had state net operating loss carryforwards of $239.2 million, foreign net operating loss carryforwards of $132.2 million, state tax credit carryforwards of $2.9 million, general business tax credit carryforwards of $2.9 million, and foreign tax credit carryforwards of $21.9 million—subject to expiration in years ranging from 2009 to 2028, and without expiration for certain foreign net operating loss carryforwards and certain state credit carryforwards. At January 3, 2010, the Company also had U.S. federal net operating loss carryforwards of approximately $90.5 million and federal credit carryforwards of approximately $3.4 million as a result of acquisitions made during fiscal years 2007, 2008 and 2009. The utilization of these losses and credits is subject to annual limitations based on Section 382 of the Internal Revenue Code of 1986, as amended. These losses and credits will expire in fiscal years 2010 through 2026.

Valuation allowances generally take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. Based on the judgment of the Company, and consistent with prior years, full valuation allowances have been established against these tax attributes with the exception of the acquired federal net operating loss carryforwards, certain foreign net operating loss carryforwards and the federal research and experimental tax credit carryforwards that have been determined to be more likely than not to be realized. The tax benefit of the reversal of the valuation allowance associated with the Company’s research and experimental credits was reported as part of the gain on disposal of discontinued operations in fiscal year 2005. Included in the foreign tax credit carryforwards are $15.2 million of credits which, if utilized, will result in a credit to equity of $11.7 million and a credit to discontinued operations of $3.5 million, rather than a reduction of the income tax provision from continuing operations.

On November 5, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted and allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. The Company expects to carry back losses of up to $80.0 million from fiscal year 2009 to fiscal year 2005, and has recorded the related receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current deferred tax assets of $28.8 million and $44.7 million were included in other current assets at January 3, 2010 and December 28, 2008, respectively. Long-term deferred tax assets of zero and $6.0 million were included in other assets at January 3, 2010 and December 28, 2008, respectively. Long-term deferred tax liabilities of $42.2 million and $17.7 million were included in other long-term liabilities at January 3, 2010 and December 28, 2008, respectively.

Because the Company generally considers all earnings generated outside of the United States to be permanently reinvested offshore, the Company therefore does not accrue U.S. tax for the repatriation of its foreign earnings. As of January 3, 2010, the amount of foreign earnings for which no U.S. tax cost has been provided was approximately $581.0 million. The U.S. tax cost has not been determined due to the fact that it is not practicable to do so at this time.

Note 6:	Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of January 3, 2010 and December 28, 2008.

The Company recorded the following gains and losses, which have been reported as loss on disposition of discontinued operations during the three years ended:

	January 3, 2010	December 28, 2008	December 30, 2007
	(In thousands)
Gain (loss) on disposition of certain instrument businesses	$398	$(4,831)	$—
Loss on disposition of ViaCyteSM and Cellular Therapy Technology businesses	(1,309)	(8,010)	—
Net loss on disposition of other discontinued operations	(2,080)	(431)	(951)

Net loss on disposition of discontinued operations before income taxes	(2,991)	(13,272)	(951)
(Benefit from) provision for income taxes	(895)	(11,275)	281

Loss on disposition of discontinued operations, net of income taxes	$(2,096)	$(1,997)	$(1,232)

As part of the Company’s new strategic business alignment into the Human Health and Environmental Health segments and the Company’s continuing efforts to focus on higher growth opportunities, in December 2008, the Company’s management approved separate plans to divest its Photonics and Photoflash businesses within the Environmental Health segment. Photonics and Photoflash products and technologies include xenon flashtubes and modules. These products are used in a variety of applications including mobile phones and laser machine tools. The distressed economic conditions during fiscal year 2009 adversely impacted the Company’s plan to market and sell the Photonics and Photoflash businesses. The Company initiated necessary actions during fiscal year 2009 to respond to these changing circumstances and continued to actively market these businesses. In the fourth quarter of fiscal year 2009, the Company determined that it could not effectively market and sell the Photonics business given the changed circumstances and, after careful consideration, the Company decided to cease its plan to actively market and sell the Photonics business. The Photonics business is no longer reflected as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations. However, the Company remains committed to a plan to actively market and sell the Photoflash business. This business continues to be reflected as discontinued operations for all periods presented.

In addition, during December 2008, the Company’s management approved the shut down of certain instrument businesses within the Human Health segment: Cellular Screening Fluorescence and Luminescence workstations, Analytical Proteomics Instruments and Proteomics and Genomics Instruments. The shut down of the Cellular Screening Fluorescence and Luminescence workstations business, the Analytical Proteomics Instruments business, and the Proteomics and Genomics Instruments business resulted in a pre-tax gain of $0.4 million and a pre-tax loss of $4.8 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value during fiscal years 2009 and 2008, respectively.

In November 2007, the Company acquired ViaCell, Inc. (“ViaCell”), which specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. Following the ViaCell acquisition, the Board of Directors (the “Board”) approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The Company determined that both businesses did not strategically fit with the other products offered by the Human Health segment. The Company also determined that without investing capital into the operations of both businesses, the Company could not effectively compete with larger companies that focus on the market for such products. After careful consideration, the Company decided in the second quarter of fiscal year 2008 to shut down the ViaCyteSM and Cellular Therapy Technology businesses. The Company recorded a pre-tax loss of $8.0 million for severance and facility closure costs during fiscal year 2008 and recorded an additional pre-tax loss of $1.3 million related to facility closure costs during fiscal year 2009.

During fiscal years 2009, 2008 and 2007, the Company settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax loss of $2.1 million in fiscal year 2009, a pre-tax loss of $0.4 million in fiscal year 2008 and a pre-tax loss of $1.0 million in fiscal year 2007. During fiscal year 2009, the Company reached a settlement with the landlord of a closed facility and recognized a pre-tax loss of $1.4 million. During fiscal year 2007, the Company substantially completed the remediation of an environmental matter within the Lithography business and recognized a pre-tax loss of $0.7 million. The benefit from income taxes of $11.3 million recorded in discontinued operations in fiscal year 2008 includes $8.5 million of income tax benefits related to the favorable settlement of several income tax audits worldwide during the third quarter of fiscal year 2008 as discussed in Note 5.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	2009	2008	2007
	(In thousands)
Sales	$23,099	$62,883	$58,454
Costs and expenses	28,758	61,438	57,135

Operating (loss) income from discontinued operations	(5,659)	1,445	1,319
Other expenses, net	—	—	—

(Loss) income from discontinued operations before income taxes	(5,659)	1,445	1,319
(Benefit from) provision for income taxes	(610)	812	949

(Loss) income from discontinued operations, net of income taxes	$(5,049)	$633	$370

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7:	Earnings per Share

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

	2009	2008	2007
	(In thousands)
Number of common shares—basic	116,250	117,659	118,916
Effect of dilutive securities:
Stock options	255	969	1,630
Restricted stock	85	59	59

Number of common shares—diluted	116,590	118,687	120,605

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	8,019	6,889	6,571

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8:	Accounts Receivable, Net

Accounts receivable were net of reserves for doubtful accounts of $22.6 million and $23.8 million as of January 3, 2010 and December 28, 2008, respectively.

During fiscal year 2001, the Company established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third-party financial institution. Under this arrangement, the Company sold, on a revolving basis, certain of the Company’s accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third-party financial institution. As collections reduced the balance of sold accounts receivable, new receivables were sold. The Company’s consolidated subsidiary retained the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts had been provided for on the Company’s balance sheets. The amount of receivables sold and outstanding with the third-party financial institution was not to exceed $65.0 million, reduced to $50.0 million in March 2009. Under the terms of this agreement, the Company’s consolidated subsidiary retained collection and administrative responsibilities for the balances. The agreement required the third-party financial institution to be paid interest during the period from the date the receivable was sold to its maturity date.

In March 2009, the Company’s consolidated subsidiary entered into an agreement to extend the term of the accounts receivable securitization facility to December 30, 2009. On June 30, 2009, the Company’s consolidated subsidiary exercised the right to terminate the receivables purchase agreement with a third-party financial institution, releasing both parties of their rights, liabilities and obligations under this agreement.

The aggregate amount of receivables sold to the consolidated subsidiary was $72.8 million as of December 28, 2008. At December 28, 2008, an undivided interest of $40.0 million in the receivables had been sold to the third-party financial institution under this agreement. The remaining interest in receivables of $32.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million that was sold to and held by the consolidated subsidiary was included in accounts receivable in the consolidated financial statements at December 28, 2008.

Note 9:	Inventories, Net

Inventories as of January 3, 2010 and December 28, 2008 consisted of the following:

	2009	2008
	(In thousands)
Raw materials	$82,901	$79,128
Work in progress	18,119	16,403
Finished goods	114,054	104,656

Total inventories, net	$215,074	$200,187

Note 10:	Property, Plant and Equipment, Net

Property, plant and equipment, at cost, as of January 3, 2010 and December 28, 2008, consisted of the following:

	2009	2008
	(In thousands)
Land	$13,803	$18,412
Building and leasehold improvements	193,212	182,349
Machinery and equipment	387,711	373,585

Total property, plant and equipment	594,726	574,346
Accumulated depreciation	(391,278)	(369,299)

Total property, plant and equipment, net	$203,448	$205,047

Depreciation expense on property, plant and equipment for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 was $34.6 million, $33.0 million and $32.8 million, respectively.

Note 11:	Marketable Securities and Investments

Investments as of January 3, 2010 and December 28, 2008 consisted of the following:

	2009	2008
	(In thousands)
Marketable securities	$1,066	$1,177
Joint venture and other investments	1,221	2,282

	$2,287	$3,459

Marketable securities include equity and fixed-income securities held to meet obligations associated with the supplemental executive retirement plan and other deferred compensation plans. The Company has, accordingly, classified these securities as long-term.

The net unrealized holding gain and loss on marketable securities, net of deferred income taxes, reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity, was a $0.2 million gain at January 3, 2010 and $0.3 million loss at December 28, 2008. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable securities classified as available for sale as of January 3, 2010 and December 28, 2008 consisted of the following:

	Market Value	Gross Unrealized Holding
		Cost	Gains	(Losses)
	(In thousands)
2009
Equity securities	$701	$885	$—	$(184)
Fixed-income securities	230	229	1	—
Other	135	221	—	(86)

	$1,066	$1,335	$1	$(270)

2008
Equity securities	$784	$1,301	$—	$(517)
Fixed-income securities	234	234	—	—
Other	159	246	—	(87)

	$1,177	$1,781	$—	$(604)

Note 12:	Goodwill and Intangible Assets

The Company tests goodwill and non-amortizing intangible assets at least annually for possible impairment. Accordingly, the Company completes the annual testing of impairment for goodwill and non-amortizing intangible assets on the later of January 1 or the first day of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events or circumstances have occurred that may indicate a potential impairment of goodwill or non-amortizing intangible assets.

As discussed in Note 23, the Company realigned its organization into two new operating segments at the beginning of fiscal year 2009. In conjunction with the realignment of its operating segments, the Company also redefined its reporting units based on the new alignment of its operating segments. Financial information in this report relating to fiscal year 2008 has been retrospectively adjusted to reflect the changes in the Company’s operating segments. The Company’s segment management reviews the results of the operations one level below its operating segments. The Company has determined that the reporting units that should be used to test goodwill for impairment are the analytical sciences and laboratory services, illumination and detection solutions, genetic screening, bio-discovery and medical imaging. The income approach, specifically the discounted cash flow model, was used to determine the fair values of each of the reporting units in order to allocate goodwill on a relative fair value basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has consistently employed the Relief from Royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company currently evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2009, its annual impairment date, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place only when events have occurred that may give rise to an impairment. No such events occurred during fiscal year 2009.

The changes in the carrying amount of goodwill for fiscal years 2009 and 2008 are as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance, December 30, 2007	$862,459	$493,197	$1,355,656
Foreign currency translation	(13,747)	(7,848)	(21,595)
Acquisition and earn-out adjustments	39,460	22,771	62,231

Balance, December 28, 2008	888,172	508,120	1,396,292
Foreign currency translation	499	736	1,235
Acquisition and earn-out adjustments	37,336	33,391	70,727

Balance, January 3, 2010	$926,007	$542,247	$1,468,254

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at January 3, 2010 by category and by business segment were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Patents	$90,974	$27,860	$118,834
Less: Accumulated amortization	(56,247)	(24,055)	(80,302)

Net patents	34,727	3,805	38,532

Trade names and trademarks	15,629	926	16,555
Less: Accumulated amortization	(6,876)	(710)	(7,586)

Net trade names and trademarks	8,753	216	8,969

Licenses	63,040	2,455	65,495
Less: Accumulated amortization	(33,294)	(486)	(33,780)

Net licenses	29,746	1,969	31,715

Core technology	141,254	148,513	289,767
Less: Accumulated amortization	(84,353)	(78,247)	(162,600)

Net core technology	56,901	70,266	127,167

Customer relationships	118,967	24,354	143,321
Less: Accumulated amortization	(33,115)	(8,834)	(41,949)

Net customer relationships	85,852	15,520	101,372

IPR&D	1,049	3,300	4,349
Less: Accumulated amortization	—	(83)	(83)

Net IPR&D	1,049	3,217	4,266

Net amortizable intangible assets	217,028	94,993	312,021

Non-amortizable intangible assets:
Trade names and trademarks	57,338	89,696	147,034

Totals	$274,366	$184,689	$459,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at December 28, 2008 by category and business segment were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Patents	$90,984	$27,860	$118,844
Less: Accumulated amortization	(47,753)	(22,589)	(70,342)

Net patents	43,231	5,271	48,502

Trade names and trademarks	14,618	929	15,547
Less: Accumulated amortization	(5,813)	(613)	(6,426)

Net trade names and trademarks	8,805	316	9,121

Licenses	61,326	2,113	63,439
Less: Accumulated amortization	(28,182)	(233)	(28,415)

Net licenses	33,144	1,880	35,024

Core technology	121,528	130,737	252,265
Less: Accumulated amortization	(70,354)	(67,326)	(137,680)

Net core technology	51,174	63,411	114,585

Customer relationships	109,563	13,937	123,500
Less: Accumulated amortization	(19,836)	(5,457)	(25,293)

Net customer relationships	89,727	8,480	98,207

IPR&D	—	—	—
Less: Accumulated amortization	—	—	—

Net IPR&D	—	—	—

Net amortizable intangible assets	226,081	79,358	305,439

Non-amortizable intangible assets:
Trade names and trademarks	57,338	89,696	147,034

Totals	$283,419	$169,054	$452,473

Total amortization expense for finite-lived intangible assets was $57.5 million in fiscal year 2009, $55.6 million in fiscal year 2008 and $44.1 million in fiscal year 2007.

Note 13:	Debt

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, the Company entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety the Company’s previous senior revolving credit agreement dated as of October 31, 2005. During the first quarter of fiscal year 2008, the Company exercised its option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $13.0 million were issued under the previous facility, which are treated as issued under the amended facility. The Company uses the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin, or the base rate. The Eurocurrency margin as of January 3, 2010 was 40 basis points. The weighted average Eurocurrency interest rate as of January 3, 2010 was 0.23%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.63%. The Company had drawn down approximately $406.0 million of borrowings in U.S. Dollars under the facility as of January 3, 2010, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, which are consistent with those financial covenants contained in the Company’s previous senior revolving credit agreement. The financial covenants in the Company’s amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if the Company’s credit rating is down-graded below investment grade. The Company was in compliance with all applicable covenants as of January 3, 2010.

6% Senior Unsecured Notes. On May 30, 2008, the Company issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on May 30th and November 30th. The Company may redeem some or all of its 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in the Company’s 6% senior notes include debt-to-capital ratios which, if the Company’s credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. The Company was in compliance with all applicable covenants as of January 3, 2010.

The Company entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%, that were intended to hedge movements in interest rates prior to the Company’s expected debt issuance. In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. During the fourth quarter of fiscal year 2008, the Company concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, the Company discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million, in interest and other expense, net. As of January 3, 2010, the balance remaining in accumulated other comprehensive (loss) income related to the effective cash flow hedges was $6.5 million, net of taxes of $4.2 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. The Company amortized into interest expense $2.0 million during fiscal year 2009 and $1.2 million during fiscal year 2008 for these derivative losses.

The following table summarizes the maturities of the Company’s indebtedness at January 3, 2010:

	Amended Sr. Unsecured Revolving Credit Facility Maturing 2012(1)	6.0% Sr. Notes Maturing 2015(2)	Other Debt Facilities(2)	Total
	(In thousands)
2010	$—	$—	$146	$146
2011	—	—	2,197	2,197
2012	406,000	—	—	406,000
2013	—	—	—	—
2014	—	—	—	—
Thereafter	—	150,000	—	150,000

Total	$406,000	$150,000	$2,343	$558,343

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The credit facility borrowings carry variable interest rates; the amounts included in this table do not contemplate interest obligations.
(2)	For the purposes of this table, the obligation has been calculated without interest obligations.

Note 14:	Accrued Expenses

Accrued expenses as of January 3, 2010 and December 28, 2008 consisted of the following:

	2009	2008
	(In thousands)
Payroll and incentives	$42,080	$45,954
Employee benefits	44,251	48,380
Deferred revenue	94,349	85,224
Federal, non-U.S. and state income taxes	20,660	28,084
Other accrued operating expenses	112,554	116,862

Total accrued operating expenses	$313,894	$324,504

Note 15:	Employee Benefit Plans

Savings Plan:    The Company has a 401k Savings Plan for the benefit of all qualified U.S. employees. Under this plan, the Company’s employees, other than those eligible for the defined benefit plan, receive matching contributions in the amount equal to 100% of the first 5% of compensation up to applicable Internal Revenue Service limits. Employees eligible for the defined benefit plan will continue to receive matching contributions of 55% of the first 6% of compensation. Savings plan expense was $10.6 million in fiscal year 2009, $9.7 million in fiscal year 2008 and $7.8 million in fiscal year 2007.

Pension Plans:    The Company has a defined benefit pension plan covering some U.S. employees and non-U.S. pension plans for some non-U.S. employees. The principal U.S. defined benefit pension plan was closed to new hires effective January 31, 2001, and benefits for those employed by the Company’s former Life Sciences businesses were frozen as of that date. Plan benefits were frozen as of March 2003 for those employed by the Company’s former Analytical Instruments business and corporate employees. The plans provide benefits that are based on an employee’s years of service and compensation near retirement.

Net periodic pension cost for U.S. and non-U.S. plans included the following components:

	2009	2008	2007
	(In thousands)
Service cost	$4,607	$4,969	$5,164
Interest cost	25,012	26,752	25,300
Expected return on plan assets	(22,588)	(26,381)	(24,618)
Settlement loss	—	—	78
Net amortization and deferral	5,266	3,060	6,029

Net periodic pension cost	$12,297	$8,400	$11,953

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of January 3, 2010 and December 28, 2008.

	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$224,637	$242,867	$201,431	$231,003

Change in benefit obligations:
Projected benefit obligations at beginning of year	$212,768	$236,081	$255,598	$226,296
Service cost	2,358	2,249	3,044	1,925
Interest cost	11,952	13,060	13,467	13,285
Benefits paid and plan expenses	(10,761)	(14,412)	(10,580)	(13,969)
Participants’ contributions	513	—	576	—
Plan Amendments	(150)	—	(3,236)	—
Actuarial loss (gain)	15,843	12,107	(18,067)	8,544
Effect of exchange rate changes	2,704	—	(28,034)	—

Projected benefit obligations at end of year	$235,227	$249,085	$212,768	$236,081

Change in plan assets:
Fair value of plan assets at beginning of year	$66,680	$161,883	$103,916	$235,641
Actual return (loss) on plan assets	15,900	22,034	(18,145)	(59,789)
Benefits paid and plan expenses	(10,761)	(14,412)	(10,580)	(13,969)
Employer’s contributions	11,382	—	11,856	—
Participants’ contributions	513	—	576	—
Effect of exchange rate changes	2,373	—	(20,943)	—

Fair value of plan assets at end of year	86,087	169,505	66,680	161,883

Net amount recognized in the consolidated balance sheets	$149,140	$79,580	$146,088	$74,198

Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$—	$—	$—	$—
Current liabilities	6,872	—	6,907	—
Noncurrent liabilities	142,268	79,580	139,181	$74,198

Net amounts recognized in the consolidated balance sheets	$149,140	$79,580	$146,088	$74,198

Net amounts recognized in accumulated other comprehensive (loss) income consist of:
Net actuarial loss	$34,184	$127,510	$30,228	$123,435
Prior service cost	(2,557)	4	(2,528)	8

Net amounts recognized in accumulated other comprehensive (loss) income	$31,627	$127,514	$27,700	$123,443

Actuarial assumptions as of the year-end measurement date:
Discount rate	5.29%	5.50%	5.77%	5.75%
Rate of compensation increase	3.39%	3.50%	3.14%	3.50%

	2009		2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Actuarial assumptions used to determine net periodic pension cost during the year:
Discount rate	5.77%	5.75%	5.52%	6.00%	4.73%	6.00%
Rate of compensation increase	3.14%	3.50%	3.74%	3.50%	3.35%	3.50%
Expected rate of return on assets	6.50%	8.50%	7.60%	8.50%	7.60%	8.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocation at January 3, 2010 and December 28, 2008, and target asset allocations for fiscal year 2010 are as follows:

	Target Allocation		Percentage of Plan Assets at
	January 2, 2011		January 3, 2010			December 28, 2008
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.		Non-U.S.	U.S.
Equity securities	65-75%	55-65%	72%	51%		70%	63	%(1)
Debt securities	25-35%	35-45%	27%	36%		30%	34%
Other	0%	0-5%	1%	13	%(1)	0%	3%

Total	100%	100%	100%	100%		100%	100%

(1)	Blackstone Park Avenue Non-Taxable Fund L.P. was redeemed for cash as of December 31, 2009. This amount has been included in the “Other” asset category as of January 3, 2010 and “Equity securities” asset category as of December 28, 2008. The Company expects to reinvest this cash into equity securities during the first quarter of fiscal year 2010.

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

The target allocations for plan assets are listed in the above table. Equity securities primarily include investments in large-cap and mid-cap companies primarily located in the United States. Debt securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. government securities. Other types of investments include investments in mutual funds, common collective trusts and venture capital funds that follow several different strategies.

The fair values of the Company’s pension plan assets at January 3, 2010 by asset category, classified in the three levels of inputs described in Note 21, are as follows:

	Fair Value Measurements at January 3, 2010 Using:
	Total Carrying Value at January 3, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$22,021	$22,021	$—	$—
Common stock	62,920	453	62,467	—
U.S. government securities	13,630	9,023	4,607	—
Mutual funds	74,327	74,327	—	—
Corporate bonds and other fixed income securities	67,315	—	67,315	—
Common collective trusts	14,282	—	2,183	12,099
Venture capital funds	87	—	—	87

Total assets measured at fair value	$254,582	$105,824	$136,572	$12,186

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Techniques:    For Level 1 inputs, the Company utilizes quoted market prices as these instruments have active markets. For Level 2 inputs, the Company utilizes quoted market prices in markets that are not active, broker or dealer quotations, or utilizes alternative pricing sources with reasonable levels of price transparency. For Level 3 inputs, the Company utilizes unobservable inputs based on the best information available, including estimates by management primarily based on information provided by third-party fund mangers, independent brokerage firms and insurance companies.

The summary of changes in the fair values of the Company’s Level 3 assets for fiscal year 2009 are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Common Collective Trusts	Venture Capital Funds	Total
	(In thousands)
Balance at December 28, 2008	$42,396	$23,523	$65,919
Realized losses	(7,982)	(2,116)	(10,098)
Unrealized gains	15,009	5	15,014
Purchases, issuances, and settlements	(36,409)	(21)	(36,430)
Transfers out of Level 3	(915)	(21,304)	(22,219)

Balance at January 3, 2010	$12,099	$87	$12,186

The Company expects to make contributions of $20.0 million to the U.S. pension plan during fiscal year 2010. With respect to non-U.S. plans, the Company expects to contribute approximately $11.5 million in fiscal year 2010.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2010	$10,991	$14,537
2011	11,061	14,624
2012	11,233	14,876
2013	11,400	15,327
2014	12,256	15,680
2015-2019	61,941	83,375

The estimated amount that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in fiscal year 2010 is as follows:

2010
(In thousands)
Net actuarial loss	$8,162
Prior service cost	(182)

$7,980

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 3, 2010 and December 28, 2008, the projected benefit obligations were $18.0 million and $16.6 million, respectively. Assets with a fair value of $0.1 million and $0.2 million, segregated in a trust (which is included in marketable securities and investments on the consolidated balance sheets), were available to meet this obligation as of January 3, 2010 and December 28, 2008, respectively. Pension expense for this plan was approximately $1.5 million in fiscal year 2009, $1.3 million in fiscal year 2008 and $1.9 million in fiscal year 2007.

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

Net periodic postretirement medical benefit credit included the following components:

	2009	2008	2007
	(In thousands)
Service cost	$98	$95	$94
Interest cost	211	224	228
Expected return on plan assets	(759)	(1,034)	(972)
Net amortization and deferral	(335)	(702)	(713)

Net periodic postretirement medical benefit credit	$(785)	$(1,417)	$(1,363)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets at January 3, 2010 and December 28, 2008.

	2009	2008
	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$1,945	$2,094
Active employees eligible to retire	486	400
Other active employees	1,576	1,461

Accumulated benefit obligations at beginning of year	4,007	3,955

Service cost	98	95
Interest cost	211	224
Benefits paid	(484)	(295)
Actuarial loss	232	28

Change in accumulated benefit obligations during the year	57	52

Retirees	1,833	1,945
Active employees eligible to retire	453	486
Other active employees	1,778	1,576

Accumulated benefit obligations at end of year	4,064	4,007

Change in plan assets:
Fair value of plan assets at beginning of year	9,063	12,312
Actual return (loss) on plan assets	1,339	(3,249)
Benefits paid	(484)	—

Fair value of plan assets at end of year	9,918	9,063

Net amounts recognized in the consolidated balance sheets	$(5,854)	$(5,056)

Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$(5,854)	$(5,056)

Net amounts recognized in the consolidated balance sheets	$(5,854)	$(5,056)

Net amounts recognized in accumulated other comprehensive (loss) income consist of:
Net actuarial gain	$(1,258)	$(930)
Prior service cost	(630)	(945)

Net amounts recognized in accumulated other comprehensive (loss) income	$(1,888)	$(1,875)

Actuarial assumptions as of the year-end measurement date:
Discount rate	5.50%	5.75%

	2009	2008	2007
Actuarial assumptions used to determine net cost during the year:
Discount rate	5.75%	6.00%	6.00%
Expected rate of return on assets	8.50%	8.50%	8.50%

The consolidated financial statements included $5.9 million and $5.1 million of net long-term assets as of January 3, 2010 and December 28, 2008, respectively.

The Company maintains a Master Trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s plan assets at January 3, 2010 by asset category, classified in the three levels of inputs described in Note 21, are as follows:

	Fair Value Measurements at January 3, 2010 Using:
	Total Carrying Value at January 3, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$1,246	$1,246	$—	$—
Common stock	27	27	—	—
U.S. government securities	797	528	269	—
Mutual funds	4,349	4,349	—	—
Corporate bonds and other fixed income securities	2,599	—	2,599	—
Common collective trusts	836	—	128	708
Venture capital funds	5	—	—	5

Total assets measured at fair value	$9,859	$6,150	$2,996	$713

Valuation Techniques:    Valuation techniques are the same as those disclosed for the U.S. defined benefit plans.

The summary of changes in the fair values of the Company’s Level 3 assets for fiscal year 2009 are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Common Collective Trusts	Venture Capital Funds	Total
	(In thousands)
Balance at December 28, 2008	$2,481	$1,376	$3,857
Realized losses	(467)	(124)	(591)
Unrealized gains	878	—	878
Purchases, issuances, and settlements	(2,130)	(1)	(2,131)
Transfers out of Level 3	(54)	(1,246)	(1,300)

Balance at January 3, 2010	$708	$5	$713

The Company does not expect to make any contributions to the postretirement medical plan during fiscal year 2010.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Postretirement Medical Plan
(In thousands)
2010	$276
2011	274
2012	275
2013	278
2014	288
2015-2019	1,539

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amount that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in fiscal year 2010 is as follows:

2010
(In thousands)
Net actuarial gain	$(25)
Prior service cost	(315)

$(340)

Deferred Compensation Plans:    During fiscal year 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. Benefit payments under the plan are funded by contributions from participants, and for certain participants, contributions are funded by the Company. The obligations related to the deferred compensation plan totaled $0.9 million and $1.3 million at January 3, 2010 and December 28, 2008, respectively.

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

The Company accrued $9.7 million representing its management’s estimate of the total cost for decommissioning the building, including environmental matters, which was damaged in the fire. The Company paid $2.5 million during fiscal year 2009, $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building. The Company anticipates that the remaining accrual of $1.7 million will be settled by the end of the second quarter of fiscal year 2010. The Company is actively marketing and has a plan to sell the building.

Note 17:	Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $4.6 million as of January 3, 2010, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had or are expected to have a material adverse effect on the Company’s consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that the Company has breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. The Company subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, the Company believes, excludes certain of the Company’s products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. In January 2009, the case was assigned to a new district court judge and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc., which involves a number of the same patents and which could materially affect the scope of Enzo’s case against the Company.

PharmaStem Therapeutics, Inc. (“PharmaStem”) filed a complaint dated February 22, 2002 against ViaCell, which is now a wholly owned subsidiary of the Company, and several other defendants in the United States District Court for the District of Delaware, alleging infringement of United States Patents No. 5,004,681 and No. 5,192,553, relating to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem I”). After several years of proceedings at the District Court level, the United States Court of Appeals for the Federal Circuit issued a decision in July 2007 that ViaCell did not infringe these two patents and that the two patents are invalid. PharmaStem filed a certiorari petition in January 2008 seeking to have the United States Supreme Court review the appellate court’s decision as to the invalidity of the patents, but did not seek any further review of the non-infringement decision. However, the United States Supreme Court denied certiorari in March 2008, so the decision by the United States Court of Appeals for the Federal Circuit in favor of ViaCell is final and non-appealable. PharmaStem had also filed a second complaint against ViaCell and other defendants in July 2004 in the United States District Court for the District of Massachusetts, alleging infringement of United States Patents No. 6,461,645 and 6,569,427, which also relate to certain aspects of the collection, cryopreservation and storage of hematopoietic stem cells and progenitor cells from umbilical cord blood (“PharmaStem II”). The Delaware court granted ViaCell’s motion in October 2005 to stay the proceedings in PharmaStem II pending the outcome of PharmaStem I and a decision from the United States Patent and Trademark Office (“U.S. PTO”) on certain patent re-examination issues. On September 2, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,461,645, and on September 16, 2008, the U.S. PTO issued a Re-examination Certificate cancelling all claims of United States Patent No. 6,569,427. As a result of the cancellation of all patent claims involved in PharmaStem II by the U.S. PTO, the Company sought and in December 2009 the court entered a Stipulation of Dismissal, dismissing all claims between the parties with prejudice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes it has meritorious defenses to these open lawsuits described above and other proceedings, and it is contesting the actions vigorously in all of the above unresolved matters. While each of these matters is subject to uncertainty, in the opinion of the Company’s management, based on its review of the information available at this time, the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at January 3, 2010 should not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

Note 18:	Warranty Reserves

The Company provides warranty protection for certain products for periods usually ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time for service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the consolidated balance sheets. A summary of warranty reserve activity for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 is as follows:

(In thousands)
Balance at December 31, 2006	$9,848
Provision charged to income	14,336
Payments	(14,444)
Adjustments to previously provided warranties, net	(514)
Foreign currency and acquisitions	1,272

Balance at December 30, 2007	10,498
Provision charged to income	14,773
Payments	(14,407)
Adjustments to previously provided warranties, net	(1,152)
Foreign currency and acquisitions	(184)

Balance at December 28, 2008	9,528
Provision charged to income	15,180
Payments	(14,833)
Adjustments to previously provided warranties, net	366
Foreign currency and acquisitions	225

Balance at January 3, 2010	$10,466

Note 19:	Stockholders’ Equity

Stock-Based Compensation:

In addition to the Company’s Employee Stock Purchase Plan, the Company formerly had three stock-based compensation plans, the Amended and Restated 2001 Incentive Plan, the 2005 Incentive Plan and the Amended and Restated Life Sciences Incentive Plan (collectively the “Prior Plans”), under which the Company’s common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock was made available for stock option grants, restricted stock awards, and stock grants as part of the Company’s compensation programs. Under the 2005 Incentive Plan, 5.4 million shares of the Company’s common stock were made available for stock option grants, restricted stock awards and performance units. Under the 2001 Incentive Plan, 8.8 million shares of the Company’s common stock were made available for stock option grants, restricted stock awards and performance units. Under the Life Sciences Plan, 2.3 million shares of the Company’s common stock were made available for stock option grants. On April 28, 2009, the Company’s shareholders approved the 2009 Incentive Plan (the “2009 Plan”), which is described in more detail in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 20, 2009. Under the 2009 Plan, 10.0 million shares of the Company’s common stock, as well as shares of the Company’s common stock previously granted under the Amended and Restated 2001 Incentive Plan and the 2005 Incentive Plan that were cancelled or forfeited without the shares being issued, are authorized for stock option grants, restricted stock awards, and stock grants as part of the Company’s compensation programs. The 2009 Plan replaced the Prior Plans. Awards granted under the Prior Plans prior to the approval of the 2009 Plan remain outstanding.

For fiscal years 2009, 2008 and 2007, the Company recorded incremental pre-tax compensation expense related to the stock options of $8.7 million, $10.4 million, and $9.2 million, respectively. The total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $13.8 million in fiscal year 2009, $17.8 million in fiscal year 2008 and $22.2 million in fiscal year 2007. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $9.0 million in fiscal year 2009, $5.1 million in fiscal year 2008 and $8.0 million in fiscal year 2007. Stock-based compensation costs capitalized as part of inventory were approximately $0.2 million and $0.3 million as of January 3, 2010 and December 28, 2008, respectively.

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

	2009	2008	2007
Risk-free interest rate	1.6%	2.6%	4.8%
Expected dividend yield	1.9%	1.2%	1.2%
Expected lives	4.0 years	4.0 years	4.0 years
Expected stock volatility	35%	28%	36%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the three years ended January 3, 2010:

	2009		2008		2007
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price
	(Shares in thousands)
Outstanding at beginning of year	9,424	$24.81	11,246	$24.41	12,578	$23.25
Granted	2,254	13.26	1,676	25.05	1,756	23.85
Exercised	(459)	13.59	(2,251)	19.43	(2,177)	14.86
Canceled	(2,601)	28.50	(794)	35.20	(555)	34.81
Forfeited	(203)	21.27	(453)	24.24	(356)	22.70

Outstanding at end of year	8,415	$21.27	9,424	$24.81	11,246	$24.41

Exercisable at end of year	4,909	$23.95	6,639	$25.03	8,351	$24.85

The weighted-average grant-date fair values of options granted during fiscal years 2009, 2008 and 2007 were $3.33, $5.85, and $7.45, respectively. The total intrinsic value of options exercised during fiscal years 2009, 2008 and 2007 were $2.0 million, $19.4 million, and $25.3 million, respectively. Cash received from option exercises for fiscal years 2009, 2008 and 2007 was $6.2 million, $43.7 million, and $32.4 million, respectively. The related tax benefit classified as a financing cash inflow was $0.2 million for fiscal year 2009, $0.3 million for fiscal year 2008, and $0.4 million for fiscal year 2007.

The aggregate intrinsic value for stock options outstanding at January 3, 2010 was $15.9 million with a weighted-average remaining contractual term of 3.7 years. The aggregate intrinsic value for stock options exercisable at January 3, 2010 was $1.7 million with a weighted-average remaining contractual term of 2.4 years. At January 3, 2010, there were 7.6 million stock options that were vested and expected to vest, in the future, with an aggregate intrinsic value of $14.3 million and a weighted-average remaining contractual term of 3.7 years.

There was $7.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of January 3, 2010. This cost is expected to be recognized over a weighted-average period of 1.7 years, and will be adjusted for any future changes in estimated forfeitures.

The following table summarizes total compensation expense recognized related to the stock options, which is a function of current and prior year awards and net of estimated forfeitures, included in the Company’s consolidated statements of operations during the years ended:

	January 3, 2010	December 28, 2008	December 30, 2007
	(In thousands)
Cost of sales	$1,333	$1,660	$1,233
Selling, general and administrative expenses and other expenses	6,823	8,164	7,459
Research and development expenses	514	558	554

Compensation expense related to stock options	8,670	10,382	9,246
Less: income tax benefit	(2,978)	(3,285)	(3,014)

Net compensation expense related to stock options	$5,692	$7,097	$6,232

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about outstanding stock options at January 3, 2010:

	Options Outstanding			Options Exercisable
Prices	Number Outstanding at January 3, 2010	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at January 3, 2010	Weighted- Average Exercise Price
	(Shares in thousands)
$ 8.16 – 9.46	71	0.1	$8.65	71	$8.65
11.62 – 19.69	2,528	5.7	13.70	313	16.65
19.83 – 24.85	3,133	2.6	22.02	2,794	21.84
25.01 – 33.56	2,672	3.3	27.76	1,720	29.14
46.20 – 57.27	11	0.8	55.46	11	55.46

$ 8.16 – 57.27	8,415	3.7	$21.27	4,909	$23.95

Restricted Stock Awards:    The Company has awarded shares of restricted stock and restricted stock units that contain time-based vesting provisions and performance-based vesting provisions to certain employees at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. These awards were granted under the Company’s 2005 Incentive Plan and 2001 Incentive Plan. All restrictions on the awards will lapse upon certain situations including death or disability of the employee and a change in control of the Company. Recipients of the restricted stock have the right to vote such shares and receive dividends.

Restricted Stock Awards (Time-based Vesting)—The Company grants restricted stock and restricted stock units that vest through the passage of time, assuming continued employment. The fair value of the award at the time of the grant is expensed on a straight line basis primarily in selling, general and administrative expenses over the vesting period, which is generally three years.

Restricted Stock Awards (Performance-based Vesting)—The Company grants restricted stock and restricted stock units that vest based on certain specified performance criteria, assuming employment at the time the performance criteria are met. The fair value of the shares is expensed over the period of performance primarily in selling, general and administrative expenses, once achievement of criteria is deemed probable.

The following table summarizes the restricted stock activity for the three years ended January 3, 2010:

	2009		2008		2007
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at beginning of year	321	$24.54	377	$22.84	417	$21.40
Granted	283	13.24	246	25.38	284	23.90
Vested	(118)	15.45	(208)	22.65	(228)	22.15
Forfeited	(35)	23.80	(94)	24.11	(96)	21.35

Nonvested at end of year	451	$19.88	321	$24.54	377	$22.84

The weighted-average grant-date fair value of restricted stock awards granted was $13.24 per share in fiscal year 2009, $25.38 per share in fiscal year 2008, and $23.90 per share in fiscal year 2007. The fair value of restricted stock awards vested was $1.8 million in fiscal year 2009, $4.7 million in fiscal year 2008, and $5.0 million in fiscal year 2007. The total compensation expense recognized related to the restricted stock awards,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is a function of current and prior year awards, was approximately $2.3 million in fiscal year 2009, $6.0 million in fiscal year 2008, and $4.9 million in fiscal year 2007.

As of January 3, 2010, there was $4.9 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.3 fiscal years.

Performance Units:    The Company’s performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three-year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period, and are paid in cash and accounted for as a liability based award. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. The Company granted 205,900 performance units, 131,151 performance units, and 209,326 performance units during fiscal years 2009, 2008, and 2007, respectively. The weighted-average grant-date fair values of performance units granted during fiscal years 2009, 2008, and 2007 were $13.17, $24.95, and $23.48, respectively. The total compensation expense related to these performance units, which is a function of current and prior year awards, was approximately $2.1 million, $0.6 million, and $7.4 million for fiscal years 2009, 2008, and 2007, respectively. As of January 3, 2010, there were 387,863 performance units outstanding subject to forfeiture.

Stock Awards:    The Company’s stock award program provides non-employee Directors an annual equity award. For fiscal years 2009, 2008, and 2007 the award equaled the number of shares of the Company’s common stock which has an aggregate fair market value of $100,000 on the date of the award. The stock award is prorated for non-employee directors who serve for only a portion of the year. The shares are granted in April following the annual meeting of shareholders, on the third business day after the Company’s first quarter earnings release. Directors may defer the receipt of shares into the Company’s deferred compensation plan. The compensation expense associated with these stock awards is recognized when the stock award is granted. During the first quarter of fiscal year 2008, a new non-employee Director was awarded 667 shares as a prorated award for serving a portion of the fiscal year 2007. During fiscal years 2009, 2008, and 2007, each non-employee Director was awarded 5,790 shares, 3,740 shares, and 4,114 shares, respectively. The weighted-average grant-date fair value of stock awards granted during fiscal years 2009, 2008, and 2007 was $17.27, $26.70, and $24.31, respectively. The total compensation expense recognized related to these stock awards was approximately $0.8 million, $0.8 million, and $0.7 million for fiscal years 2009, 2008, and 2007, respectively.

Employee Stock Purchase Plan:    In April 1999, the Company’s stockholders approved the 1998 Employee Stock Purchase Plan. In April 2005, the Compensation and Benefits Committee of the Board voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During fiscal year 2009, the Company issued 0.2 million shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $16.05 per share. During fiscal year 2008, the Company issued 0.1 million shares under this plan at a weighted-average price of $25.56 per share. During fiscal year 2007, the Company issued 0.04 million shares under this plan at a weighted-average price of $24.76 per share. At January 3, 2010 there remains available for sale to employees an aggregate of 1.4 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive (Loss) Income:

The components of accumulated other comprehensive (loss) income consists of the following:

	Foreign Currency Translation Adjustment	Unrecognized Losses and Prior Service Costs, net of tax	Unrealized (Losses) Gains on Securities, net of tax	Unrealized and Realized Losses on Derivatives, net of tax	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance, December 31, 2006	$71,063	$(64,252)	$129	$—	$6,940
Current year change	41,109	15,172	(176)	(5,338)	50,767

Balance, December 30, 2007	112,172	(49,080)	(47)	(5,338)	57,707
Current year change	(29,067)	(57,220)	(321)	(2,338)	(88,946)

Balance, December 28, 2008	83,105	(106,300)	(368)	(7,676)	(31,239)
Current year change	4,937	(2,349)	204	1,196	3,988

Balance, January 3, 2010	$88,042	$(108,649)	$(164)	$(6,480)	$(27,251)

The tax effects on the foreign currency translation component of other comprehensive income (loss) are minimal due to the Company’s position that undistributed earnings of foreign subsidiaries are permanently reinvested. The components of other comprehensive income (loss) were as follows:

After-Tax Amount
(In thousands)
2009
Foreign currency translation adjustments	$4,937
Unrecognized losses and prior service costs, net	(2,349)
Unrealized net gains on securities	204
Reclassification adjustments for losses on derivatives included in net income	1,196

Other comprehensive income	$3,988

2008
Foreign currency translation adjustments	$(29,067)
Unrecognized losses and prior service costs, net	(57,220)
Unrealized net losses on securities	(321)
Reclassification adjustments for losses on derivatives included in net income	3,268
Unrealized and realized losses on derivatives	(5,606)

Other comprehensive loss	$(88,946)

2007
Foreign currency translation adjustments	$41,109
Unrecognized gains and prior service costs, net	15,172
Unrealized net losses on securities	(176)
Unrealized and realized losses on derivatives	(5,338)

Other comprehensive income	$50,767

Stock Repurchase Program:

On November 6, 2006, the Company announced that the Board authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchase Program would have expired on October 25, 2010, unless terminated earlier by the Board, and could have been suspended or discontinued at any time. During fiscal year 2007, the Company repurchased in the open market approximately 8.1 million shares of common stock at an aggregate cost of $203.0 million, including commissions, under the Repurchase Program. During the third quarter of fiscal year 2008, the Company repurchased 1.9 million shares of common stock in the open market at an aggregate cost of $56.6 million, including commissions, under the Repurchase Program. These repurchases completed the Company’s repurchase of the 10.0 million shares in the aggregate authorized under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

On October 23, 2008, the Company announced that the Board authorized the Company to repurchase up to 10.0 million additional shares of common stock under a stock repurchase program (the “New Repurchase Program”). The New Repurchase Program will expire on October 22, 2012 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During fiscal year 2008, the Company repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $18.0 million, including commissions, under the New Repurchase Program. During fiscal year 2009, the Company repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the New Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. Approximately 8.0 million shares of the Company’s common stock remain available for repurchase from the 10.0 million shares authorized by the Board under the New Repurchase Program.

The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During fiscal year 2009, the Company repurchased 28,890 shares of common stock for this purpose. During fiscal year 2008, the Company repurchased 37,521 shares of common stock. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Note 20:	Derivatives and Hedging Activities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $168.5 million at January 3, 2010 and $160.8 million at December 28, 2008, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days during fiscal years 2009, 2008 and 2007.

The Company entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%, that were intended to hedge movements in interest rates prior to the Company’s expected debt issuance. In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. During the fourth quarter of fiscal year 2008, the Company concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, the Company discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million, in interest and other expense, net. As of January 3, 2010, the balance remaining in accumulated other comprehensive (loss) income related to the effective cash flow hedges was $6.5 million, net of taxes of $4.2 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. The Company amortized into interest expense $2.0 million during fiscal year 2009 and $1.2 million during fiscal year 2008 for these derivative losses.

Note 21:	Fair Value Measurements of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of January 3, 2010.

The Company adopted FASB’s authoritative guidance on fair value measurements as of December 31, 2007, with the exception of the application of the guidance on non-recurring nonfinancial assets and nonfinancial liabilities that was delayed to fiscal years beginning after November 15, 2008, which the Company adopted as of December 29, 2008. The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during fiscal years 2009 and 2008. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities and derivative contracts used to hedge the Company’s currency risk. The Company has not elected to measure any additional financial instruments or other items at fair value.

Valuation Hierarchy: The following summarizes the three levels of inputs required by the guidance to measure fair value. For Level 1 inputs the Company utilizes quoted market prices as these instruments have active markets. For Level 2 inputs, the Company utilizes quoted market prices in markets that are not active, broker or dealer quotations, or utilizes alternative pricing sources with reasonable levels of price transparency.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Level 3 inputs, the Company utilizes unobservable inputs based on the best information available, including estimates by management primarily based on information provided by third-party fund mangers, independent brokerage firms and insurance companies. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

The following table shows the assets and liabilities carried at fair value measured on a recurring basis at January 3, 2010 classified in one of the three classifications described above:

	Fair Value Measurements at January 3, 2010 Using:
	Total Carrying Value at January 3, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,335	$1,066	$—	$—
Foreign exchange derivative liabilities, net	(41)	—	(41)	—
Contingent consideration	(4,251)	—	—	(4,251)

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

For fiscal year 2009, the Company has classified its net liabilities for contingent consideration relating to its acquisitions of Opto Technology and Sym-Bio within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of these acquisitions is included within Note 2. A reconciliation of the beginning and ending Level 3 net liabilities for fiscal year 2009 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)
Beginning balance	$—
Transfers into Level 3	(4,437)
Change in fair value (included within selling, general and administrative expenses)	186

Ending balance	$(4,251)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s amended senior unsecured revolving credit facility, with a $650.0 million available limit, and the Company’s 6% senior unsecured notes, with a face value of $150.0 million, had outstanding balances as of January 3, 2010 of $406.0 million and $150.0 million, respectively, and as of December 28, 2008 of $359.0 million and $150.0 million, respectively. The interest rate on the Company’s amended senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during fiscal year 2009. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value. The fair value of the 6.0% senior unsecured notes is estimated using market quotes from brokers or is based on current rates offered for similar debt. At January 3, 2010, the 6.0% senior unsecured notes had an aggregate carrying value of $150.0 million and a fair value of $159.4 million. At December 28, 2008, the 6.0% senior unsecured notes had an aggregate carrying value of $150.0 million and a fair value of $146.3 million.

As of January 3, 2010, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 22:	Leases

The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for fiscal years 2009, 2008, and 2007 amounted to $41.0 million, $40.9 million, and $36.1 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $38.7 million in fiscal year 2010, $31.0 million in fiscal year 2011, $25.9 million in fiscal year 2012, $20.7 million in fiscal year 2013, $17.9 million in fiscal year 2014 and $104.6 million in fiscal year 2015 and thereafter.

Note 23:	Industry Segment and Geographic Area Information

The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

Beginning with fiscal year 2009, the Company has realigned its businesses in a manner intended to allow the Company to prioritize its capabilities on two key strategic operating areas—Human Health and Environmental Health. The Company realigned into these two new operating segments to align its resources to meet the demands of the markets the Company serves and to focus on the important outcomes enabled by its technologies. The Company evaluates the performance of its operating segments based on sales and operating income. Intersegment sales and transfers are not significant. The Company’s management reviews the results of the operations by these two new operating segments. The accounting policies of the operating segments are the same as those described in Note 1. The results reported for fiscal year 2009 reflect this new alignment of the Company’s operating segments. Financial information in this report relating to fiscal years 2008 and 2007 have been retrospectively adjusted to reflect the changes in the Company’s operating segments. The principal products and services of these operating segments are:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Sales and operating income (loss) by operating segment for the three years ended January 3, 2010, excluding discontinued operations, are shown in the table below:

	2009	2008	2007
	(In thousands)
Human Health
Sales	$736,497	$774,602	$631,553
Operating income from continuing operations	79,942	79,123	72,347
Environmental Health
Sales	1,075,705	1,185,389	1,097,324
Operating income from continuing operations	98,425	149,263	131,349
Corporate
Operating loss from continuing operations	(30,754)	(33,964)	(37,794)
Continuing Operations
Sales	$1,812,202	$1,959,991	$1,728,877
Operating income from continuing operations	147,613	194,422	165,902
Interest and other expense, net (see Note 4)	16,936	45,609	16,877

Income from continuing operations before income taxes	$130,677	$148,813	$149,025

Additional information relating to the Company’s operating segments is as follows:

	Depreciation and Amortization Expense			Capital Expenditures
	2009	2008	2007	2009	2008	2007
	(In thousands)			(In thousands)
Human Health	$54,287	$52,614	$41,333	$17,945	$20,313	$21,117
Environmental Health	35,353	34,449	33,942	11,854	19,883	20,670
Corporate	2,203	1,550	1,575	1,887	3,201	3,105

Continuing operations	$91,843	$88,613	$76,850	$31,686	$43,397	$44,892

Discontinued operations	$1,296	$5,144	$1,229	$903	$2,007	$2,088

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Assets
	January 3, 2010	December 28, 2008
	(In thousands)
Human Health	$1,656,462	$1,604,672
Environmental Health	1,366,028	1,283,174
Corporate	27,516	29,728
Net current and long-term assets of discontinued operations	14,236	14,193

Total assets	$3,064,242	$2,931,767

The following geographic area information for continuing operations includes sales based on location of external customer and net long-lived tangible assets based on physical location:

	Sales
	2009	2008	2007
	(In thousands)
U.S.	$732,897	$763,674	$656,249
International:
Germany	129,982	177,499	159,373
United Kingdom	119,019	130,395	121,492
China	117,842	91,530	69,335
Japan	83,325	81,523	71,790
France	79,525	86,587	79,518
Italy	76,463	86,629	77,509
Other international	473,149	542,154	493,611

Total international	1,079,305	1,196,317	1,072,628

	$1,812,202	$1,959,991	$1,728,877

	Net Long-Lived Assets
	January 3, 2010	December 28, 2008
	(In thousands)
U.S.	$167,066	$174,218
International:
China	16,875	2,955
Finland	14,512	14,581
Canada	12,948	11,117
Germany	11,459	11,825
Singapore	6,703	6,387
Netherlands	3,974	4,692
United Kingdom	3,171	3,505
Italy	2,555	1,288
Philippines	2,122	2,275
Other international	8,381	8,351

Total international	82,700	66,976

	$249,766	$241,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24:	Quarterly Financial Information (Unaudited)

Selected quarterly financial information follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share data)
2009
Sales	$435,157	$438,270	$440,525	$498,250	$1,812,202
Gross profit	188,538	188,071	187,862	215,323	779,794
Restructuring and lease charges, net	7,848	—	12,383	—	20,231
Operating income from continuing operations	25,321	38,220	26,116	57,956	147,613
Income from continuing operations before income taxes	20,484	34,039	21,295	54,859	130,677
Income from continuing operations	14,682	23,240	15,784	39,038	92,744
Net income	10,559	21,505	13,589	39,946	85,599
Basic earnings per share:
Continuing operations	$0.13	$0.20	$0.14	$0.34	$0.80
Net income	0.09	0.19	0.12	0.34	0.74
Diluted earnings per share:
Continuing operations	$0.13	$0.20	$0.14	$0.33	$0.80
Net income	0.09	0.18	0.12	0.34	0.73
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28
2008
Sales	$465,105	$510,812	$484,204	$499,870	$1,959,991
Gross profit	193,781	216,251	206,692	218,346	835,070
Restructuring and lease (reversals) charges, net	—	(305)	7,194	—	6,889
Operating income from continuing operations	34,456	45,120	42,761	72,085	194,422
Income from continuing operations before income taxes	29,146	40,171	36,712	42,784	148,813
Income from continuing operations	21,739	30,059	41,519	34,456	127,773
Net income	20,138	23,706	51,902	30,663	126,409
Basic earnings per share:
Continuing operations	$0.19	$0.26	$0.35	$0.29	$1.09
Net income	0.17	0.20	0.44	0.26	1.07
Diluted earnings per share:
Continuing operations	$0.18	$0.25	$0.35	$0.29	$1.08
Net income	0.17	0.20	0.43	0.26	1.07
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2010. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 3, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of January 3, 2010, our internal control over financial reporting was effective based on those criteria.

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.

Waltham, Massachusetts

We have audited the internal control over financial reporting of PerkinElmer, Inc. and subsidiaries (the “Company”) as of January 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2010 of the Company and our report dated March 1, 2010 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in its method of accounting for business combinations on December 29, 2008) on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 1, 2010

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2010 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2010 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

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

The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2010 under the captions “Information Relating to Our Board of Directors and Its Committees—Director Compensation,” “—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2010 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2010 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2010 under the caption “Information Relating to Our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2010 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2010 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Registered Public Accounting Firm Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for each of the Three Years in the Period Ended January 3, 2010

Consolidated Balance Sheets at January 3, 2010 and December 28, 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the Three Years in the Period Ended January 3, 2010

Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended January 3, 2010

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts

We have omitted financial statement schedules, other than those we note above, because of the absence of conditions under which they are required, or because the required information is given in the financial statements or notes thereto.

3. EXHIBITS

Exhibit No.	Exhibit Title

3.1	PerkinElmer, Inc.’s Restated Articles of Organization, filed with the Commission on May 11, 2007 as Exhibit 3.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

3.2	PerkinElmer, Inc.’s Amended and Restated By-Laws , filed with the Commission on April 28, 2009 as Exhibit 3.1 to our current report on Form 8-K and herein incorporated by reference.

4.1	Specimen Certificate of PerkinElmer, Inc.’s Common Stock, $1 par value, filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.1	Amended and Restated Credit Agreement, dated as of August 13, 2007, among PerkinElmer, Inc. and Wallac Oy as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc. and HSBC Bank USA, National Association, as Co-Syndication Agents, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Lenders party thereto, filed with the Commission on May 15, 2009 as Exhibit 10.17 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.2	First Amendment to the Amended and Restated Credit Agreement dated as of May 30, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.2 to our quarterly report on Form 10-Q and herein incorporated by reference.

Exhibit No.	Exhibit Title

10.3	Note Purchase Agreement, dated as of May 30, 2008 by and among PerkinElmer, Inc. and the Northwestern Mutual Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, Aviva Life and Annuity Company, American Investors Life Insurance Company, the Lincoln National Life Insurance Company, Physicians Life Insurance Company, Hartford Life and Accident Insurance Company, Allianz Life Insurance Company of North America, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Hakone Fund II LLC, Great-West Life & Annuity Insurance Company, Knights of Columbus, the Ohio National Life Insurance Company and Ohio National Life Assurance Corporation, filed with the Commission on May 15, 2009 as Exhibit 10.18 to our quarterly report on Form 10-Q and herein incorporated by reference.

*10.4	Employment Contracts:

(1) Second Amended and Restated Employment Agreement between PerkinElmer, Inc. and Gregory L. Summe, dated as of July 25, 2007, filed with the Commission on July 31, 2007 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference;

(2) Third Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert F. Friel, dated as of December 16, 2008, filed with the Commission on February 26, 2009 as Exhibit 10.4(2) to our annual report on Form 10-K and herein incorporated by reference;

(3) Second Amended and Restated Employment Agreement between PerkinElmer, Inc. and Richard F. Walsh, dated as of December 15, 2008, filed with the Commission on February 26, 2009 as Exhibit 10.4(3) to our annual report on Form 10-K and herein incorporated by reference;

(4) Amended and Restated Employment Agreement between PerkinElmer, Inc. and John A. Roush, dated as of December 17, 2008, filed with the Commission on February 26, 2009 as Exhibit 10.4(4) to our annual report on Form 10-K and herein incorporated by reference;

(5) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Daniel R. Marshak, dated as of December 15, 2008, filed with the Commission on February 26, 2009 as Exhibit 10.4(5) to our annual report on Form 10-K and herein incorporated by reference;

(6) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Michael L. Battles, dated as of December 17, 2008, filed with the Commission on February 26, 2009 as Exhibit 10.4(6) to our annual report on Form 10-K and herein incorporated by reference;

(7) Employment Agreement by and between Joel S. Goldberg and PerkinElmer, Inc. dated as of July 21, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference;

(8) Employment Agreement by and between Frank Anders Wilson and PerkinElmer, Inc. dated as of April 28, 2009, filed with the Commission on April 30, 2009 as Exhibit 10.1 to our Current Report on Form 8-K and herein incorporated by reference.

(9) Employment Agreement by and between PerkinElmer, Inc. and John R. Letcher dated as of February 1, 2010.

*10.5	PerkinElmer, Inc.’s 1999 Incentive Plan, filed with the Commission on March 11, 2005 as Exhibit 10.2 to our annual report on Form 10-K and herein incorporated by reference.

*10.6	PerkinElmer, Inc.’s 2005 Incentive Plan, filed with the Commission on March 18, 2005 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

Exhibit No.	Exhibit Title

*10.7	PerkinElmer, Inc.’s Amended and Restated 2001 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

*10.8	PerkinElmer, Inc.’s 2009 Incentive Plan, filed with the Commission on March 20, 2009 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

*10.9	PerkinElmer, Inc.’s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

*10.10	PerkinElmer, Inc.’s 2008 Supplemental Executive Retirement Plan, filed with the Commission on December 12, 2008 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

*10.11	PerkinElmer, Inc.’s Performance Unit Program Description, filed with the Commission on February 6, 2009 as Exhibit 10.10 to our annual report on Form 10-K and herein incorporated by reference.

*10.12	PerkinElmer, Inc.’s Performance Incentive Plan (Executive Officers), filed with the Commission on February 6, 2009 as Exhibit 10.11 to our annual report on Form 10-K and herein incorporated by reference.

*10.13	PerkinElmer, Inc.’s Amended and Restated Life Sciences Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.2 to our quarterly report on Form 10-Q and herein incorporated by reference.

*10.14	PerkinElmer, Inc.’s 1999 Vivid Technologies Equity Incentive Plan, filed with the Commission on March 18, 2003 as Exhibit 10.15 to our annual report on Form 10-K and herein incorporated by reference.

*10.15	PerkinElmer, Inc. 1998 Employee Stock Purchase Plan as Amended and Restated on December 10, 2009

10.16	Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sale Agreement”), filed with the Commission on May 15, 2009 as Exhibit 10.12 to our quarterly report on Form 10-Q and herein incorporated by reference. The First Amendment to the Receivables Sale Agreement dated as of June 28, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(a) to our annual report on Form 10-K and is herein incorporated by reference. The Second Amendment to the Receivables Sale Agreement dated as of October 7, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(b) to our annual report on Form 10-K and is herein incorporated by reference. The Third Amendment to the Receivables Sale Agreement dated as of December 20, 2002 was filed with the Commission as Exhibit 10.12(c) to our annual report on Form 10-K on March 18, 2003 and is herein incorporated by reference. The Fourth Amendment to the Receivables Sale Agreement dated as of January 31, 2003 was filed with the Commission on May 15, 2009 as Exhibit 10.13 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Fifth Amendment to the Receivables Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 15, 2009 as Exhibit 10.14 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Sixth Amendment to the Receivables Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Seventh Amendment to the Receivables Sale Agreement dated as of December 26, 2003 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (a) to our annual report on Form 10-K and is herein incorporated by reference. The Eighth Amendment to

Exhibit No.	Exhibit Title

the Receivables Sale Agreement dated as of January 30, 2004 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (b) to our annual report on Form 10-K and is herein incorporated by reference. The Ninth Amendment to the Receivables Sale Agreement dated as of January 28, 2005 was filed with the Commission on March 11, 2005 as Exhibit 10.12 to our annual report on Form 10-K and is herein incorporated by reference. The Tenth Amendment to the Receivables Sale Agreement dated as of October 31, 2005 was filed with the Commission on November 14, 2005 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Eleventh Amendment to the Receivables Sale Agreement dated as of November 10, 2005 was filed with the Commission on May 15, 2009 as Exhibit 10.15 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Twelfth Amendment to the Receivables Sale Agreement dated as of January 27, 2006 was filed with the Commission on March 17, 2006 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference. The Thirteenth Amendment to the Receivables Sale Agreement dated as of January 26, 2007 was filed with the Commission on March 1, 2007 as Exhibit 10.8 to our annual report on Form 10-K and is herein incorporated by reference. The Fourteenth Amendment to the Receivables Sale Agreement dated as of August 30, 2007 was filed with the Commission on November 8, 2007 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Fifteenth Amendment to the Receivables Sale Agreement dated as of January 25, 2008 was filed with the Commission on February 28, 2008 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference. The Sixteenth Amendment to the Receivables Sale Agreement dated as of January 23, 2009 was filed with the Commission on February 26, 2009 as Exhibit 10.14 to our annual report on Form 10-K and is herein incorporated by reference. The Seventeenth Amendment to the Receivables Sale Agreement dated February 27, 2009 was filed with the Commission on May 15, 2009 as Exhibit 10.16 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.17	The Omnibus Assignment and Assumption Agreement, dated as of October 1, 2008, to the Receivables Sale Agreement, dated as of December 21, 2001, by and among PerkinElmer Receivables Company, as Seller, PerkinElmer, Inc., as Initial Collection Agent, the Committed Purchasers, Windmill Funding Corporation, and Royal Bank of Scotland, PLC, as agent for the Purchasers, filed with the Commission on November 7, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.18	Amended and Restated Receivables Sale Agreement, dated as of March 20, 2009, among PerkinElmer Receivables Company, PerkinElmer, Inc., ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation, filed with the Commission on May 15, 2009 as Exhibit 10.10 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.19	Termination and Release Agreement, dated as of June 30, 2009, to the Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc., ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation, filed with the Commission on August 14, 2009 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.20	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer (the “Purchase and Sale Agreement”), filed with the Commission on March 28, 2002 as Exhibit 10.13 to our annual report on Form 10-K and herein incorporated by reference. The First Amendment to the Purchase and Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.5 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Second Amendment to the Purchase and Sale Agreement dated as of

Exhibit No.	Exhibit Title

September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Third Amendment to the Purchase and Sale Agreement dated as of November 10, 2005 was filed with the Commission on November 14, 2005 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Fourth Amendment to the Purchase and Sale Agreement dated as of March 20, 2009 was filed with the Commission on May 15, 2009 as Exhibit 10.11 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.21	Equity Transfer Agreement, dated as of June 12, 2009, by and among The Sellers (as defined therein) and PerkinElmer IVD Pte. Ltd. (as Buyer), filed with the Commission on November 12, 2009 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

*10.22	Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004, filed with the Commission on August 6, 2004 as Exhibit 10.4(b) to our quarterly report on Form 10-Q and herein incorporated by reference, representative of the Amendment to Vested Option Awards from PerkinElmer, Inc. to the following executive officer: Richard F. Walsh dated as of June 1, 2004.

*10.23	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.3 to our quarterly report on Form 10-Q and herein incorporated by reference.

*10.24	Form of Stock Option Agreement given by PerkinElmer, Inc. to its chairman and chief executive officer for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.4 to our quarterly report on Form 10-Q and herein incorporated by reference.

*10.25	Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2005 Incentive Plan, filed with the Commission on March 1, 2007 as Exhibit 10.23 to our annual report on Form 10-K and herein incorporated by reference.

*10.26	PerkinElmer, Inc.’s Form of Restricted Stock Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.3 to our current report on Form 8-K and herein incorporated by reference.

*10.27	PerkinElmer, Inc.’s Form of Restricted Stock Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.4 to our current report on Form 8-K and herein incorporated by reference.

*10.28	PerkinElmer, Inc.’s Form of Restricted Stock Unit Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.5 to our current report on Form 8-K and herein incorporated by reference.

*10.29	PerkinElmer, Inc.’s Form of Restricted Stock Unit Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.6 to our current report on Form 8-K and herein incorporated by reference.

*10.30	Form of Stock Option Agreement given by PerkinElmer, Inc. to its chief executive officer for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.2 to our Current Report on Form 8-K and herein incorporated by reference.

*10.31	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.3 to our Current Report on Form 8-K and herein incorporated by reference.

Exhibit No.	Exhibit Title

*10.32	Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.4 to our Current Report on Form 8-K and herein incorporated by reference.

*10.33	Form of Restricted Stock Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.5 to our Current Report on Form 8-K and herein incorporated by reference.

*10.34	Form of Restricted Stock Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.6 to our Current Report on Form 8-K and herein incorporated by reference.

*10.35	Form of Restricted Stock Unit Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.7 to our Current Report on Form 8-K and herein incorporated by reference.

*10.36	Form of Restricted Stock Unit Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.8 to our Current Report on Form 8-K and herein incorporated by reference.

12.1	Statement regarding computation of ratio of earnings to fixed charges, attached hereto as Exhibit 12.1.

21	Subsidiaries of PerkinElmer, Inc., attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm, attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.2.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 32.1.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(a) of Form 10-K.

Exhibits incorporated herein by reference were filed under Commission File Number 001-05075.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended January 3, 2010

Description	Balance at Beginning of Year	Provisions	Charges/ Write- offs	Other(1)	Balance at End of Year
	(In thousands)
Reserve for doubtful accounts
Year ended December 30, 2007	$12,212	$4,057	$(3,893)	$3,867	$16,243
Year ended December 28, 2008	16,243	9,951	(2,847)	470	23,817
Year ended January 3, 2010	$23,817	$8,117	$(9,895)	$521	$22,560

(1)	Other amounts primarily relate to the impact of acquisitions and foreign exchange movements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERKINELMER, INC.
	Signature	Title	Date

By:	/S/ ROBERT F. FRIEL Robert F. Friel	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2010

By:	/S/ FRANK A. WILSON Frank A. Wilson	Sr. Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2010

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of PerkinElmer, Inc., hereby severally constitute Robert F. Friel and Frank A. Wilson, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names, in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our name and behalf in our capacities as officers and directors to enable PerkinElmer, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby rectifying and confirming signed by our said attorneys, and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

	Signature	Title	Date

By:	/S/ ROBERT F. FRIEL Robert F. Friel	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2010

By:	/S/ FRANK A. WILSON Frank A. Wilson	Sr. Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2010

By:	/S/ NICHOLAS A. LOPARDO Nicholas A. Lopardo	Director	March 1, 2010

By:	/S/ ALEXIS P. MICHAS Alexis P. Michas	Director	March 1, 2010

By:	/S/ JAMES C. MULLEN James C. Mullen	Director	March 1, 2010

	Signature	Title	Date

By:	/s/ DR. VICKI L. SATO Dr. Vicki L. Sato	Director	March 1, 2010

By:	/s/ GABRIEL SCHMERGEL Gabriel Schmergel	Director	March 1, 2010

By:	/s/ KENTON J. SICCHITANO Kenton J. Sicchitano	Director	March 1, 2010

By:	/s/ PATRICK J. SULLIVAN Patrick J. Sullivan	Director	March 1, 2010

By:	/s/ G. ROBERT TOD G. Robert Tod	Director	March 1, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.1	PerkinElmer, Inc.’s Restated Articles of Organization, filed with the Commission on May 11, 2007 as Exhibit 3.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

3.2	PerkinElmer, Inc.’s Amended and Restated By-Laws , filed with the Commission on April 28, 2009 as Exhibit 3.1 to our current report on Form 8-K and herein incorporated by reference.

4.1	Specimen Certificate of PerkinElmer, Inc.’s Common Stock, $1 par value, filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.1	Amended and Restated Credit Agreement, dated as of August 13, 2007, among PerkinElmer, Inc. and Wallac Oy as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc. and HSBC Bank USA, National Association, as Co-Syndication Agents, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Lenders party thereto, filed with the Commission on May 15, 2009 as Exhibit 10.17 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.2	First Amendment to the Amended and Restated Credit Agreement dated as of May 30, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.2 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.3	Note Purchase Agreement, dated as of May 30, 2008 by and among PerkinElmer, Inc. and the Northwestern Mutual Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, Aviva Life and Annuity Company, American Investors Life Insurance Company, the Lincoln National Life Insurance Company, Physicians Life Insurance Company, Hartford Life and Accident Insurance Company, Allianz Life Insurance Company of North America, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Hakone Fund II LLC, Great-West Life & Annuity Insurance Company, Knights of Columbus, the Ohio National Life Insurance Company and Ohio National Life Assurance Corporation, filed with the Commission on May 15, 2009 as Exhibit 10.18 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.4	Employment Contracts:

(1) Second Amended and Restated Employment Agreement between PerkinElmer, Inc. and Gregory L. Summe, dated as of July 25, 2007, filed with the Commission on July 31, 2007 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference;

(2) Third Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert F. Friel, dated as of December 16, 2008, filed with the Commission on February 26, 2009 as Exhibit 10.4(2) to our annual report on Form 10-K and herein incorporated by reference;

(3) Second Amended and Restated Employment Agreement between PerkinElmer, Inc. and Richard F. Walsh, dated as of December 15, 2008, filed with the Commission on February 26, 2009 as Exhibit 10.4(3) to our annual report on Form 10-K and herein incorporated by reference;

(4) Amended and Restated Employment Agreement between PerkinElmer, Inc. and John A. Roush, dated as of December 17, 2008, filed with the Commission on February 26, 2009 as Exhibit 10.4(4) to our annual report on Form 10-K and herein incorporated by reference;

Exhibit No.	Exhibit Title

(5) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Daniel R. Marshak, dated as of December 15, 2008, filed with the Commission on February 26, 2009 as Exhibit 10.4(5) to our annual report on Form 10-K and herein incorporated by reference;

(6) Amended and Restated Employment Agreement between PerkinElmer, Inc. and Michael L. Battles, dated as of December 17, 2008, filed with the Commission on February 26, 2009 as Exhibit 10.4(6) to our annual report on Form 10-K and herein incorporated by reference;

(7) Employment Agreement by and between Joel S. Goldberg and PerkinElmer, Inc. dated as of July 21, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference;

(8) Employment Agreement by and between Frank Anders Wilson and PerkinElmer, Inc. dated as of April 28, 2009, filed with the Commission on April 30, 2009 as Exhibit 10.1 to our Current Report on Form 8-K and herein incorporated by reference.

(9) Employment Agreement by and between PerkinElmer, Inc. and John R. Letcher dated as of February 1, 2010.

10.5	PerkinElmer, Inc.’s 1999 Incentive Plan, filed with the Commission on March 11, 2005 as Exhibit 10.2 to our annual report on Form 10-K and herein incorporated by reference.

10.6	PerkinElmer, Inc.’s 2005 Incentive Plan, filed with the Commission on March 18, 2005 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.7	PerkinElmer, Inc.’s Amended and Restated 2001 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.8	PerkinElmer, Inc.’s 2009 Incentive Plan, filed with the Commission on March 20, 2009 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.9	PerkinElmer, Inc.’s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.10	PerkinElmer, Inc.’s 2008 Supplemental Executive Retirement Plan, filed with the Commission on December 12, 2008 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

10.11	PerkinElmer, Inc.’s Performance Unit Program Description, filed with the Commission on February 6, 2009 as Exhibit 10.10 to our annual report on Form 10-K and herein incorporated by reference.

10.12	PerkinElmer, Inc.’s Performance Incentive Plan (Executive Officers), filed with the Commission on February 6, 2009 as Exhibit 10.11 to our annual report on Form 10-K and herein incorporated by reference.

10.13	PerkinElmer, Inc.’s Amended and Restated Life Sciences Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.2 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.14	PerkinElmer, Inc.’s 1999 Vivid Technologies Equity Incentive Plan, filed with the Commission on March 18, 2003 as Exhibit 10.15 to our annual report on Form 10-K and herein incorporated by reference.

10.15	PerkinElmer, Inc. 1998 Employee Stock Purchase Plan as Amended and Restated on December 10, 2009

Exhibit No.	Exhibit Title

10.16	Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc. ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation (the “Receivables Sale Agreement”), filed with the Commission on May 15, 2009 as Exhibit 10.12 to our quarterly report on Form 10-Q and herein incorporated by reference. The First Amendment to the Receivables Sale Agreement dated as of June 28, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(a) to our annual report on Form 10-K and is herein incorporated by reference. The Second Amendment to the Receivables Sale Agreement dated as of October 7, 2002 was filed with the Commission on March 18, 2003 as Exhibit 10.12(b) to our annual report on Form 10-K and is herein incorporated by reference. The Third Amendment to the Receivables Sale Agreement dated as of December 20, 2002 was filed with the Commission as Exhibit 10.12(c) to our annual report on Form 10-K on March 18, 2003 and is herein incorporated by reference. The Fourth Amendment to the Receivables Sale Agreement dated as of January 31, 2003 was filed with the Commission on May 15, 2009 as Exhibit 10.13 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Fifth Amendment to the Receivables Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 15, 2009 as Exhibit 10.14 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Sixth Amendment to the Receivables Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Seventh Amendment to the Receivables Sale Agreement dated as of December 26, 2003 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (a) to our annual report on Form 10-K and is herein incorporated by reference. The Eighth Amendment to the Receivables Sale Agreement dated as of January 30, 2004 was filed with the Commission on March 12, 2004 as Exhibit 10.12 (b) to our annual report on Form 10-K and is herein incorporated by reference. The Ninth Amendment to the Receivables Sale Agreement dated as of January 28, 2005 was filed with the Commission on March 11, 2005 as Exhibit 10.12 to our annual report on Form 10-K and is herein incorporated by reference. The Tenth Amendment to the Receivables Sale Agreement dated as of October 31, 2005 was filed with the Commission on November 14, 2005 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Eleventh Amendment to the Receivables Sale Agreement dated as of November 10, 2005 was filed with the Commission on May 15, 2009 as Exhibit 10.15 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Twelfth Amendment to the Receivables Sale Agreement dated as of January 27, 2006 was filed with the Commission on March 17, 2006 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference. The Thirteenth Amendment to the Receivables Sale Agreement dated as of January 26, 2007 was filed with the Commission on March 1, 2007 as Exhibit 10.8 to our annual report on Form 10-K and is herein incorporated by reference. The Fourteenth Amendment to the Receivables Sale Agreement dated as of August 30, 2007 was filed with the Commission on November 8, 2007 as Exhibit 10.1 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Fifteenth Amendment to the Receivables Sale Agreement dated as of January 25, 2008 was filed with the Commission on February 28, 2008 as Exhibit 10.9 to our annual report on Form 10-K and is herein incorporated by reference. The Sixteenth Amendment to the Receivables Sale Agreement dated as of January 23, 2009 was filed with the Commission on February 26, 2009 as Exhibit 10.14 to our annual report on Form 10-K and is herein incorporated by reference. The Seventeenth Amendment to the Receivables Sale Agreement dated February 27, 2009 was filed with the Commission on May 15, 2009 as Exhibit 10.16 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.17	The Omnibus Assignment and Assumption Agreement, dated as of October 1, 2008, to the Receivables Sale Agreement, dated as of December 21, 2001, by and among PerkinElmer Receivables Company, as Seller, PerkinElmer, Inc., as Initial Collection Agent, the Committed Purchasers, Windmill Funding Corporation, and Royal Bank of Scotland, PLC, as agent for the Purchasers, filed with the Commission on November 7, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

Exhibit No.	Exhibit Title

10.18	Amended and Restated Receivables Sale Agreement, dated as of March 20, 2009, among PerkinElmer Receivables Company, PerkinElmer, Inc., ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation, filed with the Commission on May 15, 2009 as Exhibit 10.10 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.19	Termination and Release Agreement, dated as of June 30, 2009, to the Receivables Sale Agreement dated as of December 21, 2001 among PerkinElmer Receivables Company, PerkinElmer, Inc., ABN AMRO Bank N.V., the Committed Purchasers and Windmill Funding Corporation, filed with the Commission on August 14, 2009 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.20	Purchase and Sale Agreement dated as of December 21, 2001 among PerkinElmer, Inc., PerkinElmer Holdings, Inc., PerkinElmer Life Sciences, Inc., Receptor Biology, Inc., PerkinElmer Instruments LLC, PerkinElmer Optoelectronics NC, Inc., PerkinElmer Optoelectronics SC, Inc. and PerkinElmer Canada, Inc., as Originators, and PerkinElmer Receivables Company, as Buyer (the “Purchase and Sale Agreement”), filed with the Commission on March 28, 2002 as Exhibit 10.13 to our annual report on Form 10-K and herein incorporated by reference. The First Amendment to the Purchase and Sale Agreement dated as of March 26, 2003 was filed with the Commission on May 8, 2003 as Exhibit 10.5 to our registration statement on Form S-4, File No. 333-104351, and is herein incorporated by reference. The Second Amendment to the Purchase and Sale Agreement dated as of September 23, 2003 was filed with the Commission on November 12, 2003 as Exhibit 10.2 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Third Amendment to the Purchase and Sale Agreement dated as of November 10, 2005 was filed with the Commission on November 14, 2005 as Exhibit 10.3 to our quarterly report on Form 10-Q and is herein incorporated by reference. The Fourth Amendment to the Purchase and Sale Agreement dated as of March 20, 2009 was filed with the Commission on May 15, 2009 as Exhibit 10.11 to our quarterly report on Form 10-Q and is herein incorporated by reference.

10.21	Equity Transfer Agreement, dated as of June 12, 2009, by and among The Sellers (as defined therein) and PerkinElmer IVD Pte. Ltd. (as Buyer), filed with the Commission on November 12, 2009 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.22	Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004, filed with the Commission on August 6, 2004 as Exhibit 10.4(b) to our quarterly report on Form 10-Q and herein incorporated by reference, representative of the Amendment to Vested Option Awards from PerkinElmer, Inc. to the following executive officer: Richard F. Walsh dated as of June 1, 2004.

10.23	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.3 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.24	Form of Stock Option Agreement given by PerkinElmer, Inc. to its chairman and chief executive officer for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.4 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.25	Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2005 Incentive Plan, filed with the Commission on March 1, 2007 as Exhibit 10.23 to our annual report on Form 10-K and herein incorporated by reference.

10.26	PerkinElmer, Inc.’s Form of Restricted Stock Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.3 to our current report on Form 8-K and herein incorporated by reference.

Exhibit No.	Exhibit Title

10.27	PerkinElmer, Inc.’s Form of Restricted Stock Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.4 to our current report on Form 8-K and herein incorporated by reference.

10.28	PerkinElmer, Inc.’s Form of Restricted Stock Unit Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.5 to our current report on Form 8-K and herein incorporated by reference.

10.29	PerkinElmer, Inc.’s Form of Restricted Stock Unit Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.6 to our current report on Form 8-K and herein incorporated by reference.

10.30	Form of Stock Option Agreement given by PerkinElmer, Inc. to its chief executive officer for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.2 to our Current Report on Form 8-K and herein incorporated by reference.

10.31	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.3 to our Current Report on Form 8-K and herein incorporated by reference.

10.32	Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.4 to our Current Report on Form 8-K and herein incorporated by reference.

10.33	Form of Restricted Stock Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.5 to our Current Report on Form 8-K and herein incorporated by reference.

10.34	Form of Restricted Stock Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.6 to our Current Report on Form 8-K and herein incorporated by reference.

10.35	Form of Restricted Stock Unit Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.7 to our Current Report on Form 8-K and herein incorporated by reference.

10.36	Form of Restricted Stock Unit Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.8 to our Current Report on Form 8-K and herein incorporated by reference.

12.1	Statement regarding computation of ratio of earnings to fixed charges, attached hereto as Exhibit 12.1.

21	Subsidiaries of PerkinElmer, Inc., attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm, attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.2.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 32.1.