Form 10-Q
period 2010-04-04
PERKINELMER INC
filed 2010-05-13
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

or

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

As of May 7, 2010, there were outstanding 117,810,828 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands, except per share data)
Sales	$465,092	$435,157
Cost of sales	266,460	246,619
Selling, general and administrative expenses	132,094	129,135
Research and development expenses	27,089	26,234
Restructuring and lease charges, net	—	7,848

Operating income from continuing operations	39,449	25,321
Interest and other expense, net	3,389	4,837

Income from continuing operations before income taxes	36,060	20,484
Provision for income taxes	9,953	5,802

Net income from continuing operations	26,107	14,682
Loss from discontinued operations, net of income taxes	(1,343)	(2,534)
Loss on disposition of discontinued operations, net of income taxes	(373)	(1,589)

Net income	$24,391	$10,559

Basic earnings (loss) per share:
Continuing operations	$0.22	$0.13
Loss from discontinued operations, net of income taxes	(0.01)	(0.02)
Loss on disposition of discontinued operations, net of income taxes	(0.00)	(0.01)

Net income	$0.21	$0.09

Diluted earnings (loss) per share:
Continuing operations	$0.22	$0.13
Loss from discontinued operations, net of income taxes	(0.01)	(0.02)
Loss on disposition of discontinued operations, net of income taxes	(0.00)	(0.01)

Net income	$0.21	$0.09

Weighted average shares of common stock outstanding:
Basic	117,189	116,408
Diluted	117,931	116,552
Cash dividends per common share	$0.07	$0.07

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 4, 2010	January 3, 2010
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$181,744	$179,707
Accounts receivable, net	359,585	365,629
Inventories, net	226,614	215,074
Other current assets	111,846	112,723
Current assets of discontinued operations	11,281	10,885

Total current assets	891,070	884,018

Property, plant and equipment, net:
At cost	597,022	594,726
Accumulated depreciation	(394,418)	(391,278)

Property, plant and equipment, net	202,604	203,448
Marketable securities and investments	2,324	2,287
Intangible assets, net	443,143	459,055
Goodwill	1,440,463	1,462,824
Other assets, net	44,237	44,057
Long-term assets of discontinued operations	3,183	3,351

Total assets	$3,027,024	$3,059,040

Current liabilities:
Short-term debt	$147	$146
Accounts payable	168,483	158,673
Accrued restructuring and integration costs	11,924	15,187
Accrued expenses	310,507	315,028
Current liabilities of discontinued operations	7,302	8,170

Total current liabilities	498,363	497,204

Long-term debt	528,161	558,197
Long-term liabilities	369,096	374,682

Total liabilities	1,395,620	1,430,083

Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 117,790,000 shares and 117,023,000 shares at April 4, 2010 and at January 3, 2010, respectively	117,790	117,023
Capital in excess of par value	264,962	250,599
Retained earnings	1,304,682	1,288,586
Accumulated other comprehensive loss	(56,030)	(27,251)

Total stockholders’ equity	1,631,404	1,628,957

Total liabilities and stockholders’ equity	$3,027,024	$3,059,040

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Operating activities:
Net income	$24,391	$10,559
Add: loss from discontinued operations, net of income taxes	1,343	2,534
Add: loss on disposition of discontinued operations, net of income taxes	373	1,589

Net income from continuing operations	26,107	14,682
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Restructuring and lease charges, net	—	7,848
Depreciation and amortization	23,589	21,675
Stock-based compensation	3,544	3,812
Amortization of deferred debt issuance costs	635	635
Amortization of acquired inventory revaluation	—	215
Changes in operating assets and liabilities which (used) provided cash, excluding effects from companies purchased and divested:
Accounts receivable, net	(1,563)	21,454
Inventories, net	(15,593)	(12,651)
Accounts payable	11,911	(21,466)
Accrued expenses and other	3,495	(18,191)

Net cash provided by operating activities of continuing operations	52,125	18,013
Net cash used in operating activities of discontinued operations	(2,733)	(3,068)

Net cash provided by operating activities	49,392	14,945
Investing activities:
Capital expenditures	(9,702)	(5,123)
Changes in restricted cash balances	—	1,412
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(3,089)	(28,311)

Net cash used in investing activities of continuing operations	(12,791)	(32,022)
Net cash used in investing activities of discontinued operations	(120)	(509)

Net cash used in investing activities	(12,911)	(32,531)
Financing activities:
Payments on debt	(62,000)	(71,564)
Proceeds from borrowings	32,000	105,000
Payments of debt issuance costs	—	(7)
Payments on other credit facilities	(37)	(10)
Payments for acquisition related contingent consideration	(2,980)	—
Excess tax benefit (expense) from exercise of common stock options	24	(76)
Proceeds from issuance of common stock under stock plans	12,434	304
Purchases of common stock	(938)	(14,577)
Dividends paid	(8,227)	(8,205)

Net cash (used in) provided by financing activities	(29,724)	10,865

Effect of exchange rate changes on cash and cash equivalents	(4,720)	(10,340)

Net increase (decrease) in cash and cash equivalents	2,037	(17,061)
Cash and cash equivalents at beginning of period	179,707	179,110

Cash and cash equivalents at end of period	$181,744	$162,049

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States (the “U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed with the SEC (the “2009 Form 10-K”). The balance sheet amounts at January 3, 2010 in this report were derived from the Company’s audited 2009 consolidated financial statements included in the fiscal year 2009 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 4, 2010 and April 5, 2009, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on the accounting for transfers of financial assets. This guidance is intended to improve practices that have developed that are not consistent with the original intent and key requirements of the original disclosure requirements for transfers of financial assets, including establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifying and amending the criteria for a transfer to be accounted for as a sale and changing the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. This guidance also requires enhanced disclosures to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company adopted this authoritative guidance on the accounting for transfers of financial assets in the first quarter of fiscal year 2010. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. This guidance requires an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Also, this guidance requires an ongoing reconsideration of the primary beneficiary and amends the events that trigger a reassessment of whether an entity is a variable interest entity. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a variable interest entity. The Company adopted this authoritative guidance on the consolidation of variable interest entities in the first quarter of fiscal year 2010. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This guidance establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating and measuring deliverables and allocating arrangement consideration to one or more units of accounting. The amendments in this guidance also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of significant deliverables and a vendor’s performance within those arrangements. The amendments also require a company to provide information about the significant judgments made and changes to those judgments and about the way the application of the relative selling-price method affects the timing or amount of revenue recognition. The Company will be required to adopt this authoritative guidance on multiple-deliverable revenue arrangements in the first quarter of fiscal year 2011. The Company is evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on certain revenue arrangements that include software elements. This guidance changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” of the product and excludes these products from current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality” of the product. Once adopted, the amendments will subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The Company will be required to adopt this authoritative guidance on certain revenue arrangements that include software elements in the first quarter of fiscal year 2011. The Company is evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s condensed consolidated financial statements.

In March 2010, the FASB issued authoritative guidance on the milestone method of revenue recognition. This guidance allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. This guidance provides a definition of substantive milestone that should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of the applicability of this definition is limited to transactions involving milestones relating to research and development deliverables. This guidance also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination of whether this methodology is appropriate. Early application and retrospective application are permitted. The Company will be required to adopt this authoritative guidance on the milestone method of revenue recognition in the second quarter of fiscal year 2010. The Company expects the adoption of this guidance will not have a significant impact on the Company’s condensed consolidated financial statements.

Note 2: Business Combinations

Acquisition of Signature Genomic Laboratories, LLC. On April 12, 2010, the Company entered into an agreement to acquire the outstanding stock of SGL Newco, Inc., the parent company of Signature Genomic Laboratories, LLC (“Signature Genomic”). Signature Genomic is a supplier of diagnostic cytogenetic testing of chromosome abnormalities in individuals with unexplained physical and developmental disabilities. The Company expects this acquisition to expand the Company’s existing genetic testing business and expand its position in early detection of disease, specifically in the molecular diagnostic market. The Company expects to pay the shareholders of Signature Genomic $90.0 million in cash for this transaction, of which $77.5 million will be paid at closing and an additional amount of $12.5 million will be held in an escrow account to reflect certain adjustments for Signature Genomic’s indebtedness and working capital as of the closing date. The Company anticipates that the transaction will be completed by the end of the second quarter of fiscal year 2010. The Company expects to report the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of Remaining Interest in the Inductively Coupled Plasma Mass Spectrometry Joint Venture. In May 2010, the Company purchased the remaining interest in the Company’s joint venture with MDS, Inc. for the development and manufacturing of its Inductively Coupled Plasma Mass Spectrometry (“ICPMS”) product line from DH Technologies Development Pte Ltd., a subsidiary of Danaher Corporation (“Danaher”). The Company expects this acquisition will help ensure the continued success of the premier ICPMS product line by allowing the Company to direct development with a dedicated and consistent approach. As consideration for this acquisition, the Company paid approximately $35.0 million in cash and gave Danaher rights to use certain intangible assets. The Company expects to record a gain on its previously held interest. The Company expects to report the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Acquisitions are accounted for using the acquisition method of accounting. Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocation. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date with changes in the fair value after the acquisition date affecting earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. See Note 13 below for additional details.

For acquisitions completed subsequent to fiscal year 2008, during the measurement period, the Company will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings. During the first quarter of fiscal year 2010, the Company agreed to pay approximately $1.1 million to the shareholders of Analytica of Branford, Inc. (“Analytica”) as additional purchase price for the election to treat the acquisition as a deemed asset sale and finalized the purchase price for Analytica. Based on the effect of this election, at the acquisition date the Company has retrospectively adjusted the fiscal year 2009 comparative information. The adjustment resulted in a decrease to deferred tax liability, included in long-term liabilities, of $6.3 million, an increase in accrued expenses of $1.1 million and an increase in other current assets of $0.2 million, partially offset by a decrease in goodwill of $5.4 million.

Note 3: Restructuring and Lease Charges, net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with the Company’s growth strategy and the integration of its business units.

A description of the restructuring plans and the activity recorded for the three months ended April 4, 2010 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 3 to the audited consolidated financial statements in the 2009 Form 10-K.

The restructuring plan for the third quarter of fiscal year 2009 was intended principally to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets. The restructuring plan for the first quarter of fiscal year 2009 was intended principally to reduce resources in response to the economic downturn and its impact on demand in certain end markets. The activities associated with these plans have been reported as restructuring expenses as a component of operating expenses from continuing operations. The Company expects the impact of immediate cost savings from the restructuring plans on operating results and cash flows to approximately offset the decline in revenue. The Company expects the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as the Company will incur offsetting costs.

Q3 2009 Restructuring Plan

During the third quarter of fiscal year 2009, the Company’s management approved a plan to reduce resources in response to the economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets (the “Q3 2009 Plan”). As a result of the Q3 2009 Plan, the Company recognized a $4.9 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. The Company also recognized a $7.3 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. As part of the Q3 2009 Plan, the Company reduced headcount by 171 employees. All notifications and actions related to the Q3 2009 Plan were completed by October 4, 2009.

The following table summarizes the Q3 2009 Plan activity for the three months ended April 4, 2010:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Balance at January 3, 2010	$5,838	$341	$6,179
Amounts paid and foreign currency translation	(1,821)	(32)	(1,853)

Balance at April 4, 2010	$4,017	$309	$4,326

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $4.0 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2011. The Company also anticipates that the remaining payments of $0.3 million for the closure of the excess facility will be paid through fiscal year 2011, in accordance with the terms of the applicable lease.

Q1 2009 Restructuring Plan

During the first quarter of fiscal year 2009, the Company’s management approved a plan to reduce resources in response to the economic downturn and its impact on demand in certain end markets (the “Q1 2009 Plan”). As a result of the Q1 2009 Plan, the Company recognized a $4.8 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. The Company also recognized a $3.1 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. As part of the Q1 2009 Plan, the Company reduced headcount by 166 employees. All notifications and actions related to the Q1 2009 Plan were completed by April 5, 2009.

The following table summarizes the Q1 2009 Plan activity for the three months ended April 4, 2010:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Balance at January 3, 2010	$2,924	$308	$3,232
Amounts paid and foreign currency translation	(942)	(49)	(991)

Balance at April 4, 2010	$1,982	$259	$2,241

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $2.0 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. The Company also anticipates that the remaining payments of $0.3 million for the closure of the excess facility will be paid through fiscal year 2012, in accordance with the terms of the applicable lease.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2008 were workforce reductions related to the integration of the Company’s businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During the three months ended April 4, 2010, the Company paid $0.4 million related to these plans. As of April 4, 2010, the Company had approximately $5.4 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities in both the Human Health and Environmental Health segments. Payments for these leases, the terms of which vary in length, will be made through fiscal year 2022.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, the Company was required to guarantee the lease obligations that the buyer assumed related to the lease for the building in which the business operated. The lease obligations continue through March 2011. While the Company assigned its interest in the lease to the buyer at the time of the sale of the business, the buyer subsequently defaulted under the lease, and the lessor sought reimbursement from the Company. The Company recorded a charge of $2.7 million in fiscal year 2007 related to payments for this lease obligation. The buyer filed for bankruptcy protection during the third quarter of fiscal year 2008 and was delinquent in making both its lease payments and payments for certain building expenses. The buyer ceased operations in the third quarter of fiscal year 2009 and vacated the property. The Company recorded an additional charge of $0.9 million during the third quarter of fiscal year 2009 related to waste removal and restoration costs, and reduced the estimated sublease rental payments reasonably expected to be obtained for the property. The Company was required to make payments for these obligations of $0.7 million during the first quarter of fiscal year 2010, $1.1 million during fiscal year 2009, and $0.4 million during fiscal year 2008. The remaining balance of this accrual as of April 4, 2010 was $1.4 million.

Note 4: Interest and Other Expense, net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Interest income	$(181)	$(477)
Interest expense	4,071	4,588
Other (income) expense, net	(501)	726

Total interest and other expense, net	$3,389	$4,837

Note 5: Inventories, net

Inventories consisted of the following:

	April 4, 2010	January 3, 2010
	(In thousands)
Raw materials	$87,068	$82,901
Work in progress	20,123	18,119
Finished goods	119,423	114,054

Total inventories, net	$226,614	$215,074

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

At April 4, 2010, the Company had gross tax effected unrecognized tax benefits of $40.9 million, of which $37.9 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations. With the Company’s adoption of the new authoritative guidance on business combinations in the first quarter of fiscal year 2009, changes in deferred tax asset valuation allowances and income tax uncertainties, after the acquisition date, will affect income tax expense, including those associated with acquisitions that closed prior to the effective date of the new authoritative guidance on business combinations.

At April 4, 2010, the Company had $5.0 million of accrued liabilities for uncertain tax positions, including accrued interest, net of tax benefits and penalties, which are expected to be resolved within the fiscal year. A portion of the accrued liabilities for uncertain tax positions could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as to income tax of numerous state and foreign jurisdictions.

Tax years ranging from 1999 through 2009 remain open to examination by various state and foreign tax jurisdictions in which the Company has significant business operations, such as Singapore, Canada, Germany, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.

Note 7: Debt

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, the Company entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety the Company’s previous senior revolving credit agreement dated as of October 31, 2005. During the first quarter of fiscal year 2008, the Company exercised its option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $13.0 million were issued under the previous facility, which are treated as issued under the amended facility. The Company uses the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin, or the base rate. The Eurocurrency margin as of April 4, 2010 was 40 basis points. The weighted average Eurocurrency interest rate as of April 4, 2010 was 0.24%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.64%. The Company had drawn down approximately $376.0 million of borrowings in U.S. Dollars under the facility as of April 4, 2010, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, which are consistent with those financial covenants contained in the Company’s previous senior revolving credit agreement. The financial covenants in the Company’s amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if the Company’s credit rating is down-graded below investment grade.

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

The Company entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%, that were intended to hedge movements in interest rates prior to the Company’s expected debt issuance. In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss. During the fourth quarter of fiscal year 2008, the Company concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, the Company discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million in interest and other expense, net. As of April 4, 2010, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $6.2 million, net of taxes of $4.0 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. The Company amortized into interest expense $0.5 million during the first three months of fiscal year 2010 and $2.0 million during fiscal year 2009.

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

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Number of common shares—basic	117,189	116,408
Effect of dilutive securities:
Stock options	623	108
Restricted stock	119	36

Number of common shares—diluted	117,931	116,552

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	5,480	10,987

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 9: Comprehensive Loss

The components of comprehensive loss consisted of the following:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Net income	$24,391	$10,559
Other comprehensive loss:
Foreign currency translation adjustments	(29,107)	(48,272)
Unrealized net gains on securities, net of income taxes	29	103
Reclassification adjustments for losses on derivatives included in net income, net of income taxes	299	300

	(28,779)	(47,869)

Comprehensive loss, net of income taxes	$(4,388)	$(37,310)

The components of accumulated other comprehensive loss consisted of the following:

	April 4, 2010	January 3, 2010
	(In thousands)
Foreign currency translation adjustments	$58,935	$88,042
Unrecognized losses and prior service costs, net of income taxes	(108,649)	(108,649)
Unrealized net losses on securities, net of income taxes	(135)	(164)
Unrealized and realized losses on derivatives, net of income taxes	(6,181)	(6,480)

Accumulated other comprehensive loss	$(56,030)	$(27,251)

Note 10: Industry Segment Information

The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on sales and operating income. Intersegment sales and transfers are not significant. The Company’s management reviews the results of the Company’s operations by these two operating segments. The accounting policies of the operating segments are the same as those described in Note 1 to the audited consolidated financial statements in the 2009 Form 10-K. The principal products and services of these operating segments are:

•

Human Health. Develops diagnostics, tools and applications to help detect disease earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within the Human Health segment, the Company serves both the diagnostics and research markets. Specifically, the Human Health segment includes the Company’s products and services that address the genetic screening and bio-discovery markets and its technology serving the digital imaging market.

•

Environmental Health. Provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental, safety and security, industrial and laboratory services markets. Specifically, the Environmental Health segment includes the Company’s products and services that address the analytical sciences and laboratory service and support markets and its technology designed for the sensors and specialty lighting markets.

The expenses for the Company’s corporate headquarters, such as legal, tax, audit, human resources, information technology and other management and compliance costs, have been included as “Corporate” below. The Company has a process to allocate and recharge expenses to the reportable segments when such costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in the Company’s calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of the Company’s operating segments.

Sales and operating income (loss) by operating segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Human Health
Sales	$188,572	$177,264
Operating income from continuing operations	21,848	12,687
Environmental Health
Sales	276,520	257,893
Operating income from continuing operations	26,927	20,207
Corporate
Operating loss from continuing operations	(9,326)	(7,573)
Continuing Operations
Sales	$465,092	$435,157
Operating income from continuing operations	39,449	25,321
Interest and other expense, net (see Note 4)	(3,389)	(4,837)

Income from continuing operations before income taxes	$36,060	$20,484

Note 11: Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of April 4, 2010 and January 3, 2010.

The Company recorded the following gains and losses, which have been reported as loss on disposition of discontinued operations:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Loss on disposition of ViaCyteSM and Cellular Therapy Technology businesses	$(8)	$(2,431)
Loss on disposition of other discontinued operations	(214)	(117)

Loss on disposition of discontinued operations before income taxes	(222)	(2,548)
Provision for (benefit from) income taxes	151	(959)

Loss on disposition of discontinued operations, net of income taxes	$(373)	$(1,589)

As part of the Company’s strategic business alignment into the Human Health and Environmental Health segments, completed at the beginning of fiscal year 2009, and the Company’s continuing efforts to focus on higher growth opportunities, in December 2008, the Company’s management approved separate plans to divest its Photonics and Photoflash businesses within the Environmental Health segment. Photonics and Photoflash products and technologies include xenon flashtubes and modules. These products are used in a variety of applications including mobile phones and laser machine tools. The distressed economic conditions during fiscal year 2009 adversely impacted the Company’s plan to market and sell the Photonics and Photoflash businesses. The Company implemented a number of actions during fiscal year 2009 to respond to these changing circumstances and continued to actively market these businesses. In the fourth quarter of fiscal year 2009, the Company determined that it could not effectively market and sell the Photonics business given the changed circumstances and, after careful consideration, the Company decided to cease its plan to actively market and sell the Photonics business. The Photonics business is no longer reflected as discontinued operations. However, the Company remains committed to a plan to actively market and sell the Photoflash business. This business continues to be reflected as discontinued operations for all periods presented.

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

During the first quarter of both fiscal years 2010 and 2009, the Company settled various commitments related to the divestiture of other discontinued operations. The Company recognized a pre-tax loss of $0.2 million in the first quarter of fiscal year 2010 and a pre-tax loss of $0.1 million in the first quarter of fiscal year 2009 in connection with the settlement of those commitments.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Sales	$4,806	$4,149
Costs and expenses	6,055	6,842

Operating loss from discontinued operations	(1,249)	(2,693)
Other expense, net	—	—

Loss from discontinued operations before income taxes	(1,249)	(2,693)
Provision for (benefit from) income taxes	94	(159)

Loss from discontinued operations, net of income taxes	$(1,343)	$(2,534)

Note 12: Stock Plans

The Company utilizes one stock-based compensation plan, the 2009 Incentive Plan, through which the Company’s common stock may be awarded as stock option grants, restricted stock awards, performance units and stock grants as part of the Company’s compensation programs (the “Plan”). The Plan is described in more detail in the Company’s definitive proxy statement filed with the SEC on March 17, 2010 and Note 19 to the Company’s audited consolidated financial statements filed with the 2009 Form 10-K.

For the three months ended April 4, 2010 and April 5, 2009, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $4.2 million and $3.4 million, respectively. The total income tax benefit recognized in the condensed consolidated income statements for stock-based compensation was $1.4 million and $0.9 million for the three months ended April 4, 2010 and April 5, 2009, respectively. Stock-based compensation costs capitalized as part of inventory were approximately $0.2 million as of April 4, 2010 and $0.3 million as of April 5, 2009.

Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three Months Ended
	April 4, 2010	April 5, 2009
Risk-free interest rate	1.8%	1.6%
Expected dividend yield	1.4%	1.9%
Expected lives	4 years	4 years
Expected stock volatility	37.5%	35.0%

The following table summarizes stock option activity for the three months ended April 4, 2010:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at January 3, 2010	8,415	$21.27
Granted	694	21.01
Exercised	(698)	17.81
Canceled	(28)	21.33
Forfeited	(100)	16.11

Outstanding at April 4, 2010	8,283	$21.61	3.9	$21.3

Exercisable at April 4, 2010	5,583	$23.45	3.0	$7.9

Vested and expected to vest in the future	7,809	$21.61	3.9	$20.2

The weighted-average grant-date fair value of options granted for the three months ended April 4, 2010 and April 5, 2009 were $5.95 and $3.25, respectively. The total intrinsic value of options exercised for the three months ended April 4, 2010 and April 5, 2009 were $2.3 million and $0.04 million, respectively. Cash received from option exercises for the three months ended April 4, 2010 and April 5, 2009 was $12.4 million and $0.3 million, respectively. The related excess tax benefit, classified as a financing cash activity, was $0.02 million for the three months ended April 4, 2010 and an excess tax expense of $0.1 million for the three months ended April 5, 2009.

There was $11.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of April 4, 2010. This cost is expected to be recognized over a weighted-average period of 1.9 fiscal years and will be adjusted for any future changes in estimated forfeitures.

The following table summarizes total compensation expense recognized related to the Company’s outstanding stock options, which is a function of current and prior year awards, net of estimated forfeitures, included in the Company’s condensed consolidated income statements for the three months ended April 4, 2010 and April 5, 2009:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Cost of sales	$325	$301
Research and development expenses	124	125
Selling, general and administrative and other expenses	1,957	1,631

Compensation expense related to stock options	2,406	2,057
Less: income tax benefit	(845)	(647)

Net compensation expense related to stock options	$1,561	$1,410

Restricted Stock Awards: The following table summarizes restricted stock award activity for the three months ended April 4, 2010:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at January 3, 2010	451	$19.88
Granted	311	20.89
Vested	(38)	23.13
Forfeited	(58)	20.23

Nonvested at April 4, 2010	666	$20.14

The weighted-average grant-date fair value of restricted stock awards granted during the three months ended April 4, 2010 and April 5, 2009 were $20.89 and $13.04, respectively. The fair value of restricted stock awards vested were $0.9 million and $0.3 million for the three months ended April 4, 2010 and April 5, 2009, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards, which is a function of current and prior year awards, was approximately $1.2 million and $0.7 million for the three months ended April 4, 2010 and April 5, 2009, respectively.

As of April 4, 2010, there was $7.2 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.0 fiscal years.

Performance Units: The Company granted 129,879 performance units and 197,725 performance units during the three months ended April 4, 2010 and April 5, 2009, respectively, as part of the Company’s executive incentive program. The weighted-average grant-date fair value of performance units granted during the three months ended April 4, 2010 and April 5, 2009 were $20.89 and $13.04, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was approximately $0.7 million and $0.6 million for the three months ended April 4, 2010 and April 5, 2009, respectively. As of April 4, 2010, 390,305 performance units were outstanding subject to forfeiture.

Stock Awards: The Company generally grants stock awards only to non-employee directors. The Company did not grant any stock awards to non-employee directors during each of the three months ended April 4, 2010 and April 5, 2009.

Employee Stock Purchase Plan: During the three months ended April 4, 2010, the Company did not issue any shares of common stock under the Company’s Employee Stock Purchase Plan. At April 4, 2010, an aggregate of 1.4 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Stock Repurchase Program: On October 23, 2008, the Company announced that the Board had authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 22, 2012 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the first quarter of fiscal year 2010, the Company did not repurchase any shares of its common stock in the open market under the Repurchase Program. Approximately 8.0 million shares of the Company’s common stock remained available for repurchase from the 10.0 million shares authorized by the Board under the Repurchase Program.

The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During the first quarter of fiscal year 2010, the Company repurchased 44,172 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

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

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of January 4, 2010, its annual impairment date for fiscal year 2010, and concluded based on the first step of the process that there was no goodwill impairment.

The Company has consistently employed the income approach to estimate the current fair value when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. Cash flow forecasts are based on approved business unit operating plans for the early years’ cash flows and historical relationships in later years. The income approach is sensitive to changes in long-term terminal growth rates and the discount rate. The long-term terminal growth rates are consistent with the Company’s historical long-term terminal growth rates, as the current economic trends are not expected to affect the long-term terminal growth rates of the Company. In fiscal year 2010, the long-term terminal growth rates for the Company’s reporting units ranged from 3.5% to 7.5%. The range for the discount rates for the reporting units was 10.5% to 14.0%. Keeping all other variables constant, a 10.0% change in any one of the input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.

The Company has consistently employed the Relief from Royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company currently evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 4, 2010, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place only when events have occurred that may give rise to an impairment. No such events occurred during the first three months of fiscal year 2010.

As discussed in Note 2, the January 3, 2010 goodwill balance has been retrospectively adjusted by $5.4 million for the measurement period adjustment related to the Analytica acquisition. The changes in the carrying amount of goodwill for the period ended April 4, 2010 from January 3, 2010 were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at January 3, 2010	$926,007	$536,817	$1,462,824
Foreign currency translation	(14,081)	(8,253)	(22,334)
Acquisitions and earn-out adjustments	(44)	17	(27)

Balance at April 4, 2010	$911,882	$528,581	$1,440,463

Identifiable intangible asset balances at April 4, 2010 and January 3, 2010 by category were as follows:

	April 4, 2010	January 3, 2010
	(In thousands)
Patents	$118,741	$118,834
Less: Accumulated amortization	(82,603)	(80,302)

Net patents	36,138	38,532

Trade names and trademarks	16,455	16,555
Less: Accumulated amortization	(7,830)	(7,586)

Net trade names and trademarks	8,625	8,969

Licenses	65,095	65,495
Less: Accumulated amortization	(34,621)	(33,780)

Net licenses	30,474	31,715

Core technology	287,146	289,767
Less: Accumulated amortization	(166,987)	(162,600)

Net core technology	120,159	127,167

Customer relationships	143,639	143,321
Less: Accumulated amortization	(47,151)	(41,949)

Net customer relationships	96,488	101,372

IPR&D	4,349	4,349
Less: Accumulated amortization	(124)	(83)

Net IPR&D	4,225	4,266

Net amortizable intangible assets	296,109	312,021

Non-amortizing intangible assets:
Trade names and trademarks	147,034	147,034

Totals	$443,143	$459,055

Total amortization expense related to finite-lived intangible assets for the three months ended April 4, 2010 and April 5, 2009 was $15.0 million and $13.4 million, respectively.

Note 14: Warranty Reserves

The Company provides warranty protection for certain products for periods usually ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time for service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the condensed consolidated balance sheets. Warranty reserve activity for the three months ended April 4, 2010 and April 5, 2009 is summarized below:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Balance beginning of period	$10,466	$9,528
Provision charged to income	3,748	3,581
Payments	(3,426)	(3,844)
Adjustments to previously provided warranties, net	(445)	380
Foreign currency and acquisitions	(109)	(425)

Balance end of period	$10,234	$9,220

Note 15: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and postretirement plans for the three months ended April 4, 2010 and April 5, 2009:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	April 4, 2010	April 5, 2009	April 4, 2010	April 5, 2009
	(In thousands)
Service cost	$1,225	$1,214	$28	$26
Interest cost	6,307	6,112	53	56
Expected return on plan assets	(5,878)	(5,563)	(206)	(189)
Amortization of prior service	(45)	(38)	(79)	(79)
Recognition of actuarial losses (gains)	2,021	1,372	(6)	(1)

Net periodic benefit cost (credit)	$3,630	$3,097	$(210)	$(187)

Note 16: Derivatives and Hedging Activities

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

In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the Company’s condensed consolidated balance sheets. Unrealized gains and losses on the Company’s foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive loss in the accompanying condensed consolidated balance sheets. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs and impacts earnings.

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY) and Singapore Dollar (SGD). The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $223.2 million at April 4, 2010 and $108.5 million at April 5, 2009, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days during both fiscal years 2010 and 2009.

The Company entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%, that were intended to hedge movements in interest rates prior to the Company’s expected debt issuance. In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss. During the fourth quarter of fiscal year 2008, the Company concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, the Company discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million in interest and other expense, net. As of April 4, 2010, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $6.2 million, net of taxes of $4.0 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. The Company amortized into interest expense $0.5 million during the first three months of fiscal year 2010 and $2.0 million during fiscal year 2009.

Note 17: Fair Value Measurements

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended April 4, 2010. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities and derivative contracts used to hedge the Company’s currency risk, and contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.

Valuation Hierarchy: The following summarizes the three levels of inputs required by the guidance to measure fair value. For Level 1 inputs, the Company utilizes quoted market prices as these instruments have active markets. For Level 2 inputs, the Company utilizes quoted market prices in markets that are not active, broker or dealer quotations, or utilizes alternative pricing sources with reasonable levels of price transparency. For Level 3 inputs, the Company utilizes unobservable inputs based on the best information available, including estimates by management primarily based on information provided by third-party fund managers, independent brokerage firms and insurance companies. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

The following table shows the assets and liabilities carried at fair value measured on a recurring basis at April 4, 2010 classified in one of the three classifications described above:

	Fair Value Measurements at April 4, 2010 Using:
	Total Carrying Value at April 4, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,292	$1,070	$—	$—
Foreign exchange derivative liabilities, net	(59)	—	(59)	—
Contingent consideration	(1,815)	—	—	(1,815)

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

Valuation Techniques: The Company’s Level 1 and Level 2 assets and liabilities are comprised of investments in equity and fixed-income securities as well as derivative contracts. For financial assets and liabilities that utilize Level 1 and Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including common stock price quotes, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities.

Marketable securities	Include equity and fixed-income securities measured at fair value using the quoted market prices at the reporting date.

Foreign exchange derivative assets and liabilities	Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date.

The Company has classified its net liabilities for contingent consideration relating to its acquisitions of Opto Technology Inc. and Sym-Bio LifeScience Co., Ltd. within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of these acquisitions is included within Note 2 to the Company’s audited consolidated financial statements filed with the 2009 Form 10-K. A reconciliation of the beginning and ending Level 3 net liabilities for the three months ended April 4, 2010 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)
Beginning balance	$(4,251)
Payments	2,717
Change in fair value (included within selling, general and administrative expenses)	(281)

Ending balance	$(1,815)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities.

The Company’s amended senior unsecured revolving credit facility, with a $650.0 million available limit, and the Company’s 6% senior unsecured notes, with a face value of $150.0 million, had outstanding balances as of April 4, 2010 of $376.0 million and $150.0 million, respectively, and as of January 3, 2010 of $406.0 million and $150.0 million, respectively. The interest rate on the Company’s amended senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first three months of fiscal year 2010. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value. The fair value of the 6.0% senior unsecured notes is estimated using market quotes from brokers or is based on current rates offered for similar debt. At April 4, 2010, the 6.0% senior unsecured notes had an aggregate carrying value of $150.0 million and a fair value of $162.2 million. At January 3, 2010, the 6.0% senior unsecured notes had an aggregate carrying value of $150.0 million and a fair value of $159.4 million.

As of April 4, 2010, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $5.6 million as of April 4, 2010, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that the Company has breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. The Company subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, the Company believes, excludes certain of the Company’s products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. In January 2009, the case was assigned to a new district court judge and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involves a number of the same patents and which could materially affect the scope of Enzo’s case against the Company. On March 26, 2010, the United States Court of Appeals for the Federal Circuit (“CAFC”) affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. The Company will be appearing before the district court judge in May 2010 to discuss scheduling and case management.

The Company believes it has meritorious defenses to the matter described above, and it is contesting the action vigorously. While this matter is subject to uncertainty, in the opinion of the Company’s management, based on its review of the information available at this time, the resolution of this matter will not have a material adverse effect on the Company’s condensed consolidated financial statements.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 4, 2010 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview

We are a leading provider of technology, services and solutions to the diagnostics, research, environmental, safety and security, industrial and laboratory services markets. Through our advanced technologies, applications, and services, we address critical issues that help to improve the health and safety of people and their environment in two reporting segments:

•

Human Health. Develops diagnostics, tools and applications to help detect disease earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within the Human Health segment, we serve both the diagnostics and research markets. Specifically, the Human Health segment includes our products and services that address the genetic screening and bio-discovery markets and its technology serving the digital imaging market.

•

Environmental Health. Provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental, safety and security, industrial and laboratory services markets. Specifically, the Environmental Health segment includes our products and services that address the analytical sciences and laboratory service and support markets and its technology designed for the sensors and specialty lighting markets.

Overview of the First Quarter of Fiscal Year 2010

Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format, and as a result certain fiscal years will contain 53 weeks. Our 2010 fiscal year will include 52 weeks, while our 2009 fiscal year included 53 weeks.

During the first quarter of fiscal year 2010, we saw positive signs of recovery from the global economic contraction across most of our end markets and geographies, in addition to good performance from investments in our new technology and sales and marketing initiatives. Our overall sales in the first quarter of fiscal year 2010 increased $29.9 million, or 7%, as compared to the first quarter of fiscal year 2009, reflecting an increase of $11.3 million, or 6%, in our Human Health segment sales and an increase of $18.6 million, or 7%, in our Environmental Health segment sales. This increase in our Human Health segment sales during the three months ended April 4, 2010 was due primarily to increased demand for our digital imaging products, partially offset by tight inventory management in neonatal state labs in the diagnostics market, as well as order deferrals related to delays in government stimulus monies in the research market. The increased demand for our digital imaging products resulted from improved market conditions that lessened the constraints on medical providers’ capital budgets allowing us to increase our customer base and use in industrial applications. The government stimulus related order delays in the research market resulted from many of our customers continuing to defer instrument purchases in hopes of obtaining grants for larger instrument purchases. The increase in our Environmental Health segment sales during the three months ended April 4, 2010 was due primarily to the increase in our OneSource multivendor service, which we expanded in markets beyond our traditional customer base and services and growth in our environmental, food and consumer safety and testing products. This growth was partially offset by continued capital constraints on smaller testing labs, and continued weak demand in traditional chemical markets with constraints on capital purchases due to tight capital budgets and difficulty accessing credit markets.

In our Human Health segment, we experienced strong growth in sales in the diagnostics market related to continued growth in our prenatal offerings within the genetic screening business and increased demand for our digital imaging business during the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009. The genetic screening business was driven by continued expansion of prenatal screening platforms, with broad-based growth experienced across all major geographies, particularly in China with continued expansion of our newborn screening through our acquisition of Sym-Bio LifeScience Co., Ltd. (“Sym-Bio”). Our cord blood business also contributed to the growth of our genetic screening business during the first quarter of fiscal year 2010. In the research market, demand for our reagents and low-end instrumentation was encouraging as customers continued to spend on basic research. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that even with continued pressure on lab budgets and credit availability, the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as creating better outcomes for patients, are increasingly valued and we will continue to see growth in these markets.

In our Environmental Health segment, our laboratory services business enables our customers to drive efficiencies, increase production time and reduce maintenance costs, all of which continue to be critical for our customers. During the first quarter of fiscal year 2010, we continued to grow by adding new customers to our OneSource multivendor service and expanding in markets beyond our traditional customer base and services. This growth was partially offset by a slight decline in our traditional service offerings which is the result of a difficult baseline due primarily to the extra selling days during the first quarter of fiscal year 2009. Sales of environmental, food and consumer safety and testing products grew in the first quarter of fiscal year 2010 due to increased demand for the production and analysis of renewable energy technologies, particularly in the development of photovoltaic cells and our light-emitting diode products, as well as new testing requirements for consumer product safety applications as a result of new regulations. We experienced increased demand from government agencies in Asia for products with food safety and consumer safety applications to comply with recently adopted regulatory requirements in the United States (the “U.S.”) and we are beginning see signs of recovery in our traditional sensor offerings related to fire detection and intrusion alarms as the housing markets stabilize. This growth was partially offset by the continued decline in spending by private and public testing labs. We believe that the need for increased inspection, testing and tracking of contaminants will continue to drive increased demand for our products.

Our consolidated gross margins decreased approximately 60 basis points in the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009 due to changes in product mix, with growth in sales of lower gross margin product offerings, partially offset by cost containment initiatives. However, our consolidated operating margin increased approximately 270 basis points in the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009, primarily as a result of increased sales volume, cost containment initiatives and foreign exchange, partially offset by increased pension expenses.

We believe we are well positioned to continue to take advantage of our end markets where spending trends have countered the prevailing downturn, and to promote our efficiencies in markets where current conditions may increase demand for certain services. Overall, we believe that our strategic focus on Human Health and Environmental Health coupled with our breadth of end markets, deep portfolio of technologies and applications, leading market positions, global scale and financial strength will provide us with a strong foundation for continued growth.

Recent Developments

Business Combinations

Acquisition of Signature Genomic Laboratories, LLC. On April 12, 2010, we entered into an agreement to acquire the outstanding stock of SGL Newco, Inc., the parent company of Signature Genomic Laboratories, LLC (“Signature Genomic”). Signature Genomic is a supplier of diagnostic cytogenetic testing of chromosome abnormalities in individuals with unexplained physical and developmental disabilities. We expect this acquisition to expand our existing genetic testing business and expand our position in early detection of disease, specifically in the molecular diagnostic market. We expect to pay the shareholders of Signature Genomic $90.0 million in cash for this transaction, of which $77.5 million will be paid at closing and an additional amount of $12.5 million will be held in an escrow account to reflect certain adjustments for Signature Genomic’s indebtedness and working capital as of the closing date. We anticipate that the transaction will be completed by the end of the second quarter of fiscal year 2010. We expect to report the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Remaining Interest in the Inductively Coupled Plasma Mass Spectrometry Joint Venture. In May 2010, we purchased the remaining interest in our joint venture with MDS, Inc. for the development and manufacturing of its Inductively Coupled Plasma Mass Spectrometry (“ICPMS”) product line from DH Technologies Development Pte Ltd., a subsidiary of Danaher Corporation (“Danaher”). We expect this acquisition will help ensure the continued success of the premier ICPMS product line by allowing us to direct development with a dedicated and consistent approach. As consideration for this acquisition, we paid approximately $35.0 million in cash and gave Danaher rights to use certain intangible assets. We expect to record a gain on our previously held interest. We expect to report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, pensions and other postretirement benefits, stock-based compensation, warranty costs, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For a more detailed discussion of our critical accounting policies, please refer to the Notes to our Audited Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, as filed with the Securities and Exchange Commission (the “SEC”) (the “2009 Form 10-K”).

Consolidated Results of Continuing Operations

Sales

Sales for the three months ended April 4, 2010 were $465.1 million, as compared to $435.2 million for the three months ended April 5, 2009, an increase of $29.9 million, or 7%, which includes an approximate 4%

increase in sales attributable to favorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for the three months ended April 4, 2010 as compared to the three months ended April 5, 2009 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects an $11.3 million, or 6%, increase in our Human Health segment sales, due to an increase in diagnostics market sales of $7.9 million and an increase in research market sales of $3.4 million. Our Environmental Health segment sales increased $18.6 million, or 7%, due to increases in environmental, safety and security and industrial markets sales of $13.0 million, and an increase in laboratory services market sales of $5.6 million.

Cost of Sales

Cost of sales for the three months ended April 4, 2010 was $266.5 million, as compared to $246.6 million for the three months ended April 5, 2009, an increase of approximately $19.8 million, or 8%. As a percentage of sales, cost of sales increased to 57.3% for the three months ended April 4, 2010, from 56.7% for the three months ended April 5, 2009, resulting in a decrease in gross margin of approximately 60 basis points to 42.7% for the three months ended April 4, 2010, from 43.3% for the three months ended April 5, 2009. Amortization of intangible assets increased and was $10.1 million for the three months ended April 4, 2010, as compared to $8.8 million for the three months ended April 5, 2009. Stock option expense was $0.3 million for each of the three months ended April 4, 2010 and April 5, 2009. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2009 was approximately $0.2 million for the three months ended April 5, 2009. The decrease in gross margin was primarily the result of changes in product mix with growth in sales of lower gross margin product offerings, partially offset by cost containment initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 4, 2010 were $132.1 million, as compared to $129.1 million for the three months ended April 5, 2009, an increase of approximately $3.0 million, or 2%. As a percentage of sales, selling, general and administrative expenses were 28.4% for the three months ended April 4, 2010, as compared to 29.7% for the three months ended April 5, 2009. Amortization of intangible assets increased and was $4.4 million for the three months ended April 4, 2010, as compared to $4.2 million for the three months ended April 5, 2009. Stock option expense increased and was $2.0 million for the three months ended April 4, 2010, as compared to $1.6 million for the three months ended April 5, 2009. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added an expense of approximately $1.0 million for each of the three months ended April 4, 2010 and April 5, 2009. The increase in selling, general and administrative expenses was primarily the result of increased pension expenses, partially offset by cost containment initiatives and foreign exchange.

Research and Development Expenses

Research and development expenses for the three months ended April 4, 2010 were $27.1 million, as compared to $26.2 million for the three months ended April 5, 2009, an increase of $0.9 million, or 3%. As a percentage of sales, research and development expenses decreased to 5.8% for the three months ended April 4, 2010, as compared to 6.0% for the three months ended April 5, 2009. Amortization of intangible assets decreased and was $0.4 million for the three months ended April 4, 2010, as compared to $0.5 million for the three months ended April 5, 2009. Stock option expense was $0.1 million for each of the three months ended April 4, 2010 and April 5, 2009. We directed research and development efforts similarly during fiscal years 2010 and 2009, primarily towards the diagnostics and research markets within our Human Health segment, and the environmental and safety and security markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

Restructuring and Lease Charges, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with our growth strategy and the integration of our business units.

A description of the restructuring plans and the activity recorded for the three months ended April 4, 2010 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Form 10-K.

The restructuring plan for the third quarter of fiscal year 2009 was intended principally to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets. The restructuring plan for the first quarter of fiscal year 2009 was intended principally to reduce resources in response to the economic downturn and its impact on demand in certain end markets. The activities associated with these plans have been reported as restructuring expenses as a component of operating expenses from continuing operations. We expect the impact of immediate cost savings from the restructuring plans on operating results and cash flows to approximately offset the decline in revenue. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we will incur offsetting costs.

Q3 2009 Restructuring Plan

During the third quarter of fiscal year 2009, our management approved a plan to reduce resources in response to the economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets (the “Q3 2009 Plan”). As a result of the Q3 2009 Plan, we recognized a $4.9 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. We also recognized a $7.3 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities. As part of our Q3 2009 Plan, we reduced headcount by 171 employees. All notifications and actions related to the Q3 2009 Plan were completed by October 4, 2009.

The following table summarizes the Q3 2009 Plan activity for the three months ended April 4, 2010:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Balance at January 3, 2010	$5,838	$341	$6,179
Amounts paid and foreign currency translation	(1,821)	(32)	(1,853)

Balance at April 4, 2010	$4,017	$309	$4,326

All employee relationships have been severed and we anticipate that the remaining severance payments of $4.0 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2011. We also anticipate that the remaining payments of $0.3 million for the closure of the excess facility will be paid through fiscal year 2011, in accordance with the terms of the applicable lease.

Q1 2009 Restructuring Plan

During the first quarter of fiscal year 2009, our management approved a plan to reduce resources in response to the economic downturn and its impact on demand in certain end markets (the “Q1 2009 Plan”). As a result of the Q1 2009 Plan, we recognized a $4.8 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. We also recognized a $3.1 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. As part of our Q1 2009 Plan, we reduced headcount by 166 employees. All notifications and actions related to the Q1 2009 Plan were completed by April 5, 2009.

The following table summarizes the Q1 2009 Plan activity for the three months ended April 4, 2010:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Balance at January 3, 2010	$2,924	$308	$3,232
Amounts paid and foreign currency translation	(942)	(49)	(991)

Balance at April 4, 2010	$1,982	$259	$2,241

All employee relationships have been severed and we anticipate that the remaining severance payments of $2.0 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2010. We also anticipate that the remaining payments of $0.3 million for the closure of the excess facility will be paid through fiscal year 2012, in accordance with the terms of the applicable lease.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2008 were workforce reductions related to the integration of our businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both our Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During the three months ended April 4, 2010, we paid $0.4 million related to these plans. As of April 4, 2010, we had approximately $5.4 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities in both our Human Health and Environmental Health segments. Payments for these leases, the terms of which vary in length, will be made through fiscal year 2022.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, we were required to guarantee the lease obligations that the buyer assumed related to the lease for the building in which the business operated. The lease obligations continue through March 2011. While we assigned our interest in the lease to the buyer at the time of the sale of the business, the buyer subsequently defaulted under the lease, and the lessor sought reimbursement from us. We recorded a charge of $2.7 million in fiscal year 2007 related to payments for this lease obligation. The buyer filed for bankruptcy protection during the third quarter of fiscal year 2008 and was delinquent in making both its lease payments and payments for certain building expenses. The buyer ceased operations in the third quarter of fiscal year 2009 and vacated the property. We recorded an additional charge of $0.9 million during the third quarter of fiscal year 2009 related to waste removal and restoration costs, and reduced the estimated sublease rental payments reasonably expected to be obtained for the property. We were required to make payments for these obligations of $0.7 million during the first quarter of fiscal year 2010, $1.1 million during fiscal year 2009, and $0.4 million during fiscal year 2008. The remaining balance of this accrual as of April 4, 2010 was $1.4 million.

Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Interest income	$(181)	$(477)
Interest expense	4,071	4,588
Other (income) expense, net	(501)	726

Total interest and other expense, net	$3,389	$4,837

Interest and other expense, net, for the three months ended April 4, 2010 was $3.4 million, as compared to $4.8 million for the three months ended April 5, 2009, a decrease of $1.4 million. The decrease in interest and other expense, net, for the three months ended April 4, 2010 as compared to the three months ended April 5, 2009 was primarily due to lower interest rates on outstanding debt balances and expenses related to foreign currency transactions and foreign currency translation. Interest expense decreased by $0.5 million and interest income decreased by $0.3 million for the three months ended April 4, 2010, as compared to the three months ended April 5, 2009. Other (income) expense for the three months ended April 4, 2010 as compared to the three months ended April 5, 2009 increased by $1.2 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

Provision for Income Taxes

For the three months ended April 4, 2010, the provision for income taxes from continuing operations was $10.0 million, as compared to a provision of $5.8 million for the three months ended April 5, 2009. The effective tax rate from continuing operations was a provision of 27.6% for the three months ended April 4, 2010, as compared to a provision of 28.3% for the three months ended April 5, 2009. The lower effective tax rate in fiscal year 2010 was primarily due to an increase in the expected mix of profits from lower tax rate jurisdictions in 2010 as compared to the three months ended April 5, 2009.

Discontinued Operations

As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of April 4, 2010 and January 3, 2010.

We recorded the following gains and losses, which have been reported as loss on disposition of discontinued operations:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Loss on disposition of ViaCyteSM and Cellular Therapy Technology businesses	$(8)	$(2,431)
Loss on disposition of other discontinued operations	(214)	(117)

Loss on disposition of discontinued operations before income taxes	(222)	(2,548)
Provision for (benefit from) income taxes	151	(959)

Loss on disposition of discontinued operations, net of income taxes	$(373)	$(1,589)

As part of our strategic business alignment into our Human Health and Environmental Health segments, completed at the beginning of fiscal year 2009, and our continuing efforts to focus on higher growth opportunities, in December 2008, our management approved separate plans to divest our Photonics and Photoflash businesses within our Environmental Health segment. Photonics and Photoflash products and technologies include xenon flashtubes and modules. These products are used in a variety of applications including mobile phones and laser machine tools. The distressed economic conditions during fiscal year 2009 adversely impacted our plan to market and sell the Photonics and Photoflash businesses. We implemented a number of actions during fiscal year 2009 to respond to these changing circumstances and continued to actively market these businesses. In the fourth quarter of fiscal year 2009, we determined that we could not effectively market and sell the Photonics business given the changed circumstances and, after careful consideration, we decided to cease our plan to actively market and sell the Photonics business. The Photonics business is no longer reflected as discontinued operations. However, we remain committed to a plan to actively market and sell the Photoflash business. This business continues to be reflected as discontinued operations for all periods presented.

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

During the first quarter of both fiscal years 2010 and 2009, we settled various commitments related to the divestiture of other discontinued operations. We recognized a pre-tax loss of $0.2 million in the first quarter of fiscal year 2010 and a pre-tax loss of $0.1 million in the first quarter of fiscal year 2009 in connection with the settlement of those commitments.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Sales	$4,806	$4,149
Costs and expenses	6,055	6,842

Operating loss from discontinued operations	(1,249)	(2,693)
Other expense, net	—	—

Loss from discontinued operations before income taxes	(1,249)	(2,693)
Provision for (benefit from) income taxes	94	(159)

Loss from discontinued operations, net of income taxes	$(1,343)	$(2,534)

Contingencies, Including Tax Matters

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $5.6 million as of April 4, 2010, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. In January 2009, the case was assigned to a new district court judge and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involves a number of the same patents and which could materially affect the scope of Enzo’s case against us. On March 26, 2010, the United States Court of Appeals for the Federal Circuit (“CAFC”) affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. We will be appearing before the district court judge in May 2010 to discuss scheduling and case management.

We believe we have meritorious defenses to the matter described above, and we are contesting the action vigorously. While this matter is subject to uncertainty, in the opinion of our management, based on its review of the information available at this time, the resolution of this matter will not have a material adverse effect on our condensed consolidated financial statements.

In addition, we re-measured several of our uncertain tax positions related to fiscal years 2006 through 2008 during the third quarter of fiscal year 2009 based on new information arising from events during the year that affected positions for those years. We also effectively settled several income tax audits worldwide. The re-measurements and closure of audits included positions in Hong Kong, the United Kingdom, Australia and the United States. The net effect of re-measurements and closure of audits, statute of limitations lapses, provision to return adjustments, interest expense accruals, as well as other discrete items, resulted in the recognition of $2.1 million of income tax benefits in continuing operations during fiscal year 2009. Tax years ranging from 1999 through 2009 remain open to examination by various state and foreign tax jurisdictions in which we have significant business operations, such as Singapore, Canada, Germany, Italy, the United Kingdom and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 4, 2010 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations

Human Health

Sales for the three months ended April 4, 2010 were $188.6 million, as compared to $177.3 million for the three months ended April 5, 2009, an increase of $11.3 million, or 6%, which includes an approximate 4% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 3% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by product type for the three months ended April 4, 2010, as compared to the three months ended April 5, 2009, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Human Health segment reflects an increase in diagnostics market sales of $7.9 million and an increase in research market sales of $3.4 million. This increase in our Human Health segment sales during the three months ended April 4, 2010 was due primarily to the increased demand for our digital imaging products in the diagnostics market, which resulted from improved market conditions that lessened the constraints on medical providers’ capital budgets allowing us to increase our customer base and use in industrial applications. This growth was partially offset by tight inventory management in neonatal state labs in the diagnostics market as well as order deferrals related to delays in government stimulus monies in the research market, as many of our customers are redirecting their budgets in hopes of obtaining grants for larger instrument purchases.

Operating income from continuing operations for the three months ended April 4, 2010 was $21.8 million, as compared to $12.7 million for the three months ended April 5, 2009, an increase of $9.2 million, or 72%. Amortization of intangible assets was $11.0 million and $9.8 million for the three months ended April 4, 2010 and April 5, 2009, respectively. There were no restructuring and lease charges for the three months ended April 4, 2010. Restructuring and lease charges were $4.8 million for the three months ended April 5, 2009 as a result of our Q1 2009 Plan. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added an expense of approximately $0.2 million for the three months ended April 5, 2009. Increased sales volume, cost containment initiatives and foreign exchange increased operating income for the three months ended April 4, 2010, which was partially offset by changes in product mix with growth in sales of lower gross margin product offerings and increased pension expenses.

Environmental Health

Sales for the three months ended April 4, 2010 were $276.5 million, as compared to $257.9 million for the three months ended April 5, 2009, an increase of $18.6 million, or 7%, which includes an approximate 4% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The following analysis in the remainder of this paragraph compares selected sales by market and product type for the three months ended April 4, 2010, as compared to the three months ended April 5, 2009, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Environmental Health segment reflects increases in environmental, safety and security and industrial markets sales of $13.0 million, and an increase in laboratory services market sales of $5.6 million. This increase in our Environmental Health segment sales during the three months ended April 4, 2010 was due primarily to the increase in our OneSource multivendor service by expanding in markets beyond our traditional customer base and services and growth in our environmental, food and consumer safety and testing products. This growth was partially offset by continued capital constraints by smaller testing labs, and continued weak demand in traditional chemical markets with constraints on capital purchases due to tight capital budgets and difficulty accessing credit markets.

Operating income from continuing operations for the three months ended April 4, 2010 was $26.9 million, as compared to $20.2 million for the three months ended April 5, 2009, an increase of $6.7 million, or 33%. Amortization of intangible assets was $4.0 million and $3.6 million for the three months ended April 4, 2010 and April 5, 2009, respectively. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added an expense of approximately $1.0 million for the three months ended April 4, 2010 and $1.1 million for the three months ended April 5, 2009. There were no restructuring and lease charges for the three months ended April 4, 2010. Restructuring and lease charges were $3.1 million for the three months ended April 5, 2009 as a result of our Q1 2009 Plan. Increased sales volume, cost containment initiatives and foreign exchange increased operating income for the three months ended April 4, 2010, which was partially offset by changes in product mix with growth in sales of lower gross margin product offerings and increased pension expenses.

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

On October 23, 2008, we announced that our Board had authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first quarter of fiscal year 2010, we did not repurchase any shares of our common stock in the open market under the Repurchase Program. Approximately 8.0 million shares of our common stock remained available for repurchase from the 10.0 million shares authorized by our Board under the Repurchase Program.

Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first quarter of fiscal year 2010, we repurchased 44,172 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

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

At April 4, 2010, we had cash and cash equivalents of approximately $181.7 million and an amended senior unsecured revolving credit facility with $261.0 million available for additional borrowing.

On April 27, 2010, we sold a facility in Boston, Massachusetts that was damaged in a fire in March 2005. Gross proceeds from the sale were $11.4 million, and we expect to record a gain on the transaction.

Distressed global financial markets could adversely impact general economic conditions by reducing liquidity and credit availability, creating increased volatility in security prices, widening credit spreads and decreasing valuations of certain investments. The widening of credit spreads may create a less favorable environment for certain of our businesses and may affect the fair value of financial instruments that we issue or hold. Increases in credit spreads, as well as limitations on the availability of credit at rates we consider to be reasonable, could affect our ability to borrow under future potential facilities on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. In difficult global financial markets, we may be forced to fund our operations at a higher cost, or we may be unable to raise as much funding as we need to support our business activities.

Our pension plans have not experienced any material impact on liquidity or counterparty exposure due to the volatility in the credit markets. Although our pension funds had modest gains for fiscal year 2009 and the first quarter of fiscal year 2010, as a result of significant losses experienced in global equity markets during fiscal year 2008, we are experiencing increased pension costs in fiscal year 2010. We could potentially experience increased costs in additional future periods for all pension plans. We may be required to fund our pension plans outside the United States with a contribution of up to $11.5 million by the end of fiscal year 2010, and we could potentially have to make additional funding payments in future periods for all pension plans. Additionally, we anticipate contributing up to $20.0 million to our pension plan in the United States during fiscal year 2010 for the 2009 plan year in connection with the Worker, Homeownership, and Business Assistance Act of 2009, as described above.

Cash Flows

Operating Activities. Net cash provided by continuing operations was $52.1 million for the three months ended April 4, 2010, as compared to net cash provided by continuing operations of $18.0 million for the three months ended April 5, 2009, an increase of $34.1 million. The increase in cash provided by operating activities for the three months ended April 4, 2010 was a result of higher income from continuing operations of $26.1 million and depreciation and amortization of $23.6 million. These amounts were partially offset by a net increase in working capital of $5.2 million. Contributing to the net increase in working capital for the three months ended April 4, 2010, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $15.6 million and an increase in accounts receivable of $1.6 million, partially offset by an increase in accounts payable of $11.9 million. The increase in inventory overall was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements. The increase in accounts receivable was a result of higher sales volume during the first three months of fiscal year 2010. The increase in accounts payable was primarily a result of the timing of disbursements during the first three months of fiscal year 2010. Changes in accrued expenses, other assets and liabilities and other items, net, totaled $7.7 million for the three months ended April 4, 2010, and primarily related to the timing of payments for tax, restructuring, and salary and benefits.

Investing Activities. Net cash used in continuing operations investing activities was $12.8 million for the three months ended April 4, 2010, as compared to $32.0 million of net cash used in continuing operations investing activities for the three months ended April 5, 2009. For the three months ended April 4, 2010, we used

$3.1 million for earn-out payments, acquired licenses and other costs in connection with these and other transactions. Capital expenditures for the three months ended April 4, 2010 were $9.7 million, primarily in the areas of tooling and other capital equipment purchases.

Financing Activities. Net cash used in continuing operations financing activities was $29.7 million for the three months ended April 4, 2010, as compared to $10.9 million of net cash provided by continuing operations financing activities for the three months ended April 5, 2009. For the three months ended April 4, 2010, we repurchased approximately 44,172 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $0.9 million, including commissions. This compares to repurchases of approximately 1.0 million shares of our common stock, including 27,102 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards for the three months ended April 5, 2009, for a total cost of $14.6 million, including commissions. This use of cash was offset by proceeds from common stock option exercises of $12.5 million, including the related excess tax benefit, for the three months ended April 4, 2010. This compares to the proceeds from common stock option exercises of $0.2 million, including the related excess tax expense, for the three months ended April 5, 2009. During the three months ended April 4, 2010, debt borrowings from our amended senior unsecured revolving credit facility totaled $32.0 million, which was offset by debt reductions of $62.0 million. This compares to debt borrowings from our amended senior unsecured revolving credit facility of $105.0 million, which were offset by debt reductions of $71.6 million during the three months ended April 5, 2009. For the three months ended April 4, 2010, we settled $3.0 million in contingent consideration recorded at the acquisition date fair value for acquisitions completed subsequent to fiscal year 2008. In addition, we paid $8.2 million in dividends during each of the three months ended April 4, 2010 and April 5, 2009.

Borrowing Arrangements

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, we entered into an amended and restated senior unsecured revolving credit facility providing for a facility through August 13, 2012, which amended and restated in its entirety our previous senior revolving credit agreement dated as of October 31, 2005. During the first quarter of fiscal year 2008, we exercised our option to increase the amended senior unsecured revolving credit facility to $650.0 million from $500.0 million. Letters of credit in the aggregate amount of approximately $13.0 million were issued under the previous facility, which are treated as issued under the amended facility. We use the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin, or the base rate. The Eurocurrency margin as of April 4, 2010 was 40 basis points. The weighted average Eurocurrency interest rate as of April 4, 2010 was 0.24%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.64%. We had drawn down approximately $376.0 million of borrowings in U.S. Dollars under the facility as of April 4, 2010, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, which are consistent with those financial covenants contained in our previous senior revolving credit agreement. The financial covenants in our amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if our credit rating is down-graded below investment grade. We were in compliance with all applicable covenants as of April 4, 2010, and anticipate being in compliance for the duration of the term of the credit facility.

6% Senior Unsecured Notes. On May 30, 2008, we issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on May 30th and November 30th. We may redeem some or all of our 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in our 6% senior notes include debt-to-capital ratios which, if our credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. We were in compliance with all applicable covenants as of April 4, 2010, and anticipate being in compliance for the duration of the term of the notes.

We entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%, that were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss. During the fourth quarter of fiscal year 2008, we concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, we discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million in interest and other expense, net. As of April 4, 2010, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $6.2 million, net of taxes of $4.0 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. We amortized into interest expense $0.5 million during the first three months of fiscal year 2010 and $2.0 million during fiscal year 2009.

Dividends

Our Board declared regular quarterly cash dividends of $0.07 per share in the first quarter of fiscal year 2010 and in each quarter of fiscal year 2009. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on the accounting for transfers of financial assets. This guidance is intended to improve practices that have developed that are not consistent with the original intent and key requirements of the original disclosure requirements for transfers of financial assets, including establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifying and amending the criteria for a transfer to be accounted for as a sale, and changing the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. This guidance also requires enhanced disclosures to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. We adopted this authoritative guidance on the accounting for transfers of financial assets in the first quarter of fiscal year 2010. The adoption of this guidance had no impact on our condensed consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. This guidance requires an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Also, this guidance requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a variable interest entity. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a variable interest entity. We adopted this authoritative guidance on the consolidation of variable interest entities in the first quarter of fiscal year 2010. The adoption of this guidance had no impact on our condensed consolidated financial statements.

Effects of Recently Issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This guidance establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating and measuring deliverables and allocating arrangement consideration to one or more units of accounting. The amendments in this guidance also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of significant deliverables, and a vendor’s performance within those arrangements. The amendments also require a company to provide information about the significant judgments made and changes to those judgments and about the way the application of the relative selling-price method affects the timing or amount of revenue recognition. We will be required to adopt this authoritative guidance on multiple-deliverable revenue arrangements in the first quarter of fiscal year 2011. We are evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our condensed consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on certain revenue arrangements that include software elements. This guidance changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” of the product and excludes these products from current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality” of the product. Once adopted, the amendments will subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. We will be required to adopt this authoritative guidance on certain revenue arrangements that include software elements in the first quarter of fiscal year 2011. We are evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our condensed consolidated financial statements.

In March 2010, the FASB issued authoritative guidance on the milestone method of revenue recognition. This guidance allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. This guidance provides a definition of substantive milestone that should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of the applicability of this definition is limited to transactions involving milestones relating to research and development deliverables. This guidance also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination of whether this methodology is appropriate. Early application and retrospective application are permitted. We will be required to adopt this authoritative guidance on the milestone method of revenue recognition in the second quarter of fiscal year 2010. We expect the adoption of this guidance will not have a significant impact on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure is not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2009 Form 10-K.

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

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY) and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $223.2 million and $108.5 million as of April 4, 2010 and April 5, 2009, respectively. The fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days during both fiscal years 2010 and 2009.

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

Foreign Currency Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2009 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.

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

We entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%, that were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss. During the fourth quarter of fiscal year 2008, we concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, we discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million in interest and other expense, net. As of April 4, 2010, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $6.2 million, net of taxes of $4.0 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. We amortized into interest expense $0.5 million during the first three months of fiscal year 2010 and $2.0 million during fiscal year 2009.

Interest Rate Risk—Sensitivity. Our 2009 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2009 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended April 4, 2010. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended April 4, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 4, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. In January 2009, the case was assigned to a new district court judge and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involves a number of the same patents and which could materially affect the scope of Enzo’s case against us. On March 26, 2010, the United States Court of Appeals for the Federal Circuit (“CAFC”) affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. We will be appearing before the district court judge in May 2010 to discuss scheduling and case management.

We believe we have meritorious defenses to the matter described above, and we are contesting the action vigorously. While this matter is subject to uncertainty, in the opinion of our management, based on its review of the information available at this time, the resolution of this matter will not have a material adverse effect on our condensed consolidated financial statements.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 4, 2010 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 1A.	Risk Factors

The following important factors affect our business and operations generally or affect multiple segments of our business and operations and are not materially different from those factors reported in our Annual Report on Form 10-K for the period ended January 3, 2010:

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

We have operations in many parts of the world. The health of the global economy has a significant impact on our business. Since 2008, worldwide economic conditions have experienced a severe downturn due to the sequential effects of the credit market crisis and the resulting impact on the finance and banking industries, volatile currency exchange rates and energy costs, inflation concerns, decreased consumer confidence, reduced corporate profits and capital expenditures and liquidity concerns. For example, the continuing tightening of credit in the financial markets may make it more difficult for customers to obtain financing for their operations, resulting in a material decrease in the orders we receive. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Political changes, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location. In addition, our global manufacturing facilities face risks to their production capacity that may relate to natural disasters, labor relations or regulatory compliance. While certain of these risks can be hedged in a limited way using financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful. In addition, our ability to engage in such mitigation has decreased or become even more costly as a result of recent market developments.

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

We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as Opto Technology Inc., acquired in January 2009, Analytica of Branford, Inc., acquired in May 2009, Sym-Bio LifeScience Co., Ltd., acquired in August 2009, and the remaining interest in the inductively coupled plasma mass spectrometry joint venture, acquired in May 2010. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

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

Disruptions in the supply of raw materials, certain key components and other goods from our limited or single source suppliers could have an adverse effect on the results of our business operations, and could damage our relationships with customers.

The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components and other goods required for the production and sale of some of our principal products are available from limited or single sources of supply. We generally have multi-year contracts with no minimum purchase requirements with these suppliers, but those contracts may not fully protect us from a failure by certain suppliers to supply critical materials or from the delays inherent in being required to change suppliers and, in some cases, validate new raw materials. Such raw materials, key components and other goods could usually be obtained from alternative sources with the potential for an increase in price, decline in quality or delay in delivery. A prolonged inability to obtain certain raw materials, key components or other goods is possible and could have an adverse effect on our business operations, and could damage our relationships with customers.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal quarter ended April 4, 2010. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

As of April 4, 2010, our total assets included $1.9 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

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

On January 25, 2010, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2010 that was paid in May 2010. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 4, 2010 – February 7, 2010	33,892	$20.35	0	7,999,167
February 8, 2010 – March 7, 2010	0	$0.00	0	7,999,167
March 8, 2010 – April 4, 2010	10,280	$24.15	0	7,999,167

Activity for quarter ended April 4, 2010	44,172	$21.23	0	7,999,167

(1)	On October 23, 2008, we announced that our Board had authorized us to repurchase up to 10.0 million shares of our common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first quarter of fiscal year 2010 we did not repurchase any shares of our common stock in the open market under the Repurchase Program.
(2)	Our Board has authorized us to repurchase shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first quarter of fiscal year 2010, we repurchased 44,172 shares of our common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

2.1	Stock Purchase Agreement, dated as of April 12, 2010, by and among PerkinElmer, Inc. (as Buyer), SGL Holdings Company, LLC, SGL NewCo, Inc. and the Equity Holders named therein. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. PerkinElmer, Inc. agrees to furnish a supplemental copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

By:	/S/ FRANK A. WILSON
Frank A. Wilson
Senior Vice President, Chief Financial Officer and Chief Accounting Officer

May 13, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Name

2.1	Stock Purchase Agreement, dated as of April 12, 2010, by and among PerkinElmer, Inc. (as Buyer), SGL Holdings Company, LLC, SGL NewCo, Inc. and the Equity Holders named therein. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. PerkinElmer, Inc. agrees to furnish a supplemental copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.