Form 10-Q
period 2010-10-03
PERKINELMER INC
filed 2010-11-10
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of November 4, 2010, there were outstanding 118,044,588 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands, except per share data)
Sales	$419,143	$377,036	$1,234,376	$1,122,290
Cost of sales	233,360	208,281	684,074	617,151
Selling, general and administrative expenses	120,552	112,755	365,392	347,690
Research and development expenses	23,814	23,301	69,797	67,127
Restructuring and lease charges, net	—	10,796	9,833	17,987

Operating income from continuing operations	41,417	21,903	105,280	72,335
Interest and other expense (income), net	6,680	4,550	(11,851)	12,958

Income from continuing operations before income taxes	34,737	17,353	117,131	59,377
Provision for income taxes	8,192	4,025	23,771	17,962

Net income from continuing operations	26,545	13,328	93,360	41,415
(Loss) income from discontinued operations, net of income taxes	(12,907)	1,829	(166)	7,794
(Loss) gain on disposition of discontinued operations, net of income taxes	(247)	(1,568)	2,231	(3,556)

Net income	$13,391	$13,589	$95,425	$45,653

Basic earnings (loss) per share:
Net income from continuing operations	$0.23	$0.11	$0.80	$0.36
(Loss) income from discontinued operations, net of income taxes	(0.11)	0.02	(0.00)	0.07
(Loss) gain on disposition of discontinued operations, net of income taxes	(0.00)	(0.01)	0.02	(0.03)

Net income	$0.11	$0.12	$0.81	$0.39

Diluted earnings (loss) per share:
Net income from continuing operations	$0.22	$0.11	$0.79	$0.36
(Loss) income from discontinued operations, net of income taxes	(0.11)	0.02	(0.00)	0.07
(Loss) gain on disposition of discontinued operations, net of income taxes	(0.00)	(0.01)	0.02	(0.03)

Net income	$0.11	$0.12	$0.81	$0.39

Weighted average shares of common stock outstanding:
Basic	117,475	116,211	117,342	116,227
Diluted	118,207	116,641	118,147	116,487
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 3, 2010	January 3, 2010
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$250,988	$179,707
Accounts receivable, net	323,536	320,180
Inventories, net	210,158	178,666
Other current assets	90,201	108,930
Current assets of discontinued operations	102,702	96,535

Total current assets	977,585	884,018

Property, plant and equipment, net:
At cost	414,336	392,663
Accumulated depreciation	(253,286)	(239,637)

Property, plant and equipment, net	161,050	153,026
Marketable securities and investments	1,228	2,287
Intangible assets, net	439,440	442,675
Goodwill	1,528,084	1,419,485
Other assets, net	31,688	43,625
Long-term assets of discontinued operations	108,936	113,924

Total assets	$3,248,011	$3,059,040

Current liabilities:
Short-term debt	$150	$146
Accounts payable	143,010	133,792
Accrued restructuring and integration costs	14,943	14,350
Accrued expenses	302,208	295,712
Current liabilities of discontinued operations	53,534	53,204

Total current liabilities	513,845	497,204

Long-term debt	670,131	558,197
Long-term liabilities	344,454	363,905
Long-term liabilities of discontinued operations	12,546	10,777

Total liabilities	1,540,976	1,430,083

Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 118,034,000 shares and 117,023,000 shares at October 3, 2010 and at January 3, 2010, respectively	118,034	117,023
Capital in excess of par value	274,716	250,599
Retained earnings	1,359,201	1,288,586
Accumulated other comprehensive loss	(44,916)	(27,251)

Total stockholders’ equity	1,707,035	1,628,957

Total liabilities and stockholders’ equity	$3,248,011	$3,059,040

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 3, 2010	October 4, 2009
	(In thousands)
Operating activities:
Net income	$95,425	$45,653
Add: loss (income) from discontinued operations, net of income taxes	166	(7,794)
Add: (gain) loss on disposition of discontinued operations, net of income taxes	(2,231)	3,556

Net income from continuing operations	93,360	41,415
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Restructuring and lease charges, net	9,833	17,987
Depreciation and amortization	65,870	57,946
Stock-based compensation	10,352	10,293
Amortization of deferred debt issuance costs	1,906	1,905
Gains on step acquisitions and dispositions, net	(28,942)	—
Amortization of acquired inventory revaluation	—	285
Changes in operating assets and liabilities which (used) provided cash, excluding effects from companies purchased and divested:
Accounts receivable, net	(902)	(14,343)
Inventories, net	(23,171)	(11,962)
Accounts payable	8,776	(9,961)
Accrued expenses and other	(16,143)	(21,401)

Net cash provided by operating activities of continuing operations	120,939	72,164
Net cash provided by operating activities of discontinued operations	14,392	13,459

Net cash provided by operating activities	135,331	85,623
Investing activities:
Capital expenditures	(22,882)	(14,820)
Proceeds from dispositions of property, plant and equipment, net	11,014	—
Changes in restricted cash balances	(1,200)	1,412
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(148,988)	(101,926)

Net cash used in investing activities of continuing operations	(162,056)	(115,334)
Net cash provided by (used in) investing activities of discontinued operations	4,567	(27,799)

Net cash used in investing activities	(157,489)	(143,133)
Financing activities:
Payments on debt	(157,846)	(276,047)
Proceeds from borrowings	261,000	339,500
Payments of debt issuance costs	(72)	(7)
Payments on other credit facilities	(111)	(79)
Payments for acquisition related contingent consideration	(136)	—
Excess tax benefit from exercise of common stock options	82	30
Proceeds from issuance of common stock under stock plans	15,171	2,262
Purchases of common stock	(995)	(14,619)
Dividends paid	(24,729)	(24,528)

Net cash provided by financing activities of continuing operations	92,364	26,512
Net cash used in financing activities of discontinued operations	(2,844)	(1,564)

Net cash provided by financing activities	89,520	24,948

Effect of exchange rate changes on cash and cash equivalents	3,919	4,038

Net increase (decrease) in cash and cash equivalents	71,281	(28,524)
Cash and cash equivalents at beginning of period	179,707	179,110

Cash and cash equivalents at end of period	$250,988	$150,586

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States (the “U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed with the SEC (the “2009 Form 10-K”). The balance sheet amounts at January 3, 2010 in this report were derived from the Company’s audited 2009 consolidated financial statements included in the 2009 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the nine months ended October 3, 2010 and October 4, 2009, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. The Company has evaluated subsequent events from October 3, 2010 through the date of the issuance of these condensed consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these condensed consolidated financial statements or to require additional disclosure.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This guidance establishes the accounting and reporting guidance for arrangements including multiple revenue- generating activities. This guidance provides amendments to the criteria for separating and measuring deliverables and allocating arrangement consideration to one or more units of accounting. The amendments in this guidance also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of significant deliverables and a vendor’s performance within those arrangements. The amendments also require a company to provide information about the significant judgments made and changes to those judgments and about the way the application of the relative selling-price method affects the timing or amount of revenue recognition. The Company will be required to adopt this authoritative guidance on multiple-deliverable revenue arrangements in the first quarter of fiscal year 2011. The Company is evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s condensed consolidated financial statements.

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

Note 2: Business Combinations

Acquisition of VisEn Medical Inc. In July 2010, the Company acquired the outstanding stock of VisEn Medical Inc. (“VisEn”). VisEn is an in vivo molecular imaging technology company. The Company expects this acquisition to enhance its cellular imaging business by expanding the Company’s technologies and capabilities into preclinical research undertaken in academic institutes and pharmaceutical companies. The Company paid the shareholders of VisEn $23.0 million in cash for the stock of VisEn, of which $18.2 million was paid at closing and an additional amount of $4.8 million was paid and is held in an escrow account to reflect certain potential adjustments for VisEn’s indebtedness, working capital as of the closing date, and indemnification. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, which may be tax deductible if elected by the Company. The Company reports the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of Signature Genomic Laboratories, LLC. In May 2010, the Company acquired the outstanding stock of SGL Newco, Inc., the parent company of Signature Genomic Laboratories, LLC (“Signature Genomic”). Signature Genomic is a provider of diagnostic cytogenetic testing of chromosome abnormalities in individuals with unexplained physical and developmental disabilities. The Company expects this acquisition to expand the Company’s existing genetic testing business and expand its position in early detection of disease, specifically in the molecular diagnostic market. The Company paid the shareholders of Signature Genomic $90.0 million in cash, of which $77.5 million was paid at closing and an additional amount of $12.5 million was paid and is held in an escrow account to reflect certain adjustments for Signature Genomic’s indebtedness, working capital as of the closing date, and indemnification. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of Remaining Interest in the Inductively Coupled Plasma Mass Spectrometry Joint Venture. In May 2010, the Company acquired the remaining 50 percent equity interest in the Company’s joint venture (the “ICPMS Joint Venture”) with the company previously known as MDS, Inc. for the development and manufacturing of its Inductively Coupled Plasma Mass Spectrometry (“ICPMS”) product line and other related tangible assets from DH Technologies Development Pte Ltd., a subsidiary of Danaher Corporation (“Danaher”). The Company expects this acquisition will help support the continued success of the premier ICPMS product line by allowing the Company to direct development with a dedicated and consistent approach. The fair value of the acquisition was $67.7 million, including cash consideration of $35.0 million, non-cash consideration of $2.6 million for certain non-exclusive rights to intangible assets owned by the Company, and $30.4 million representing the fair value of the Company’s 50 percent equity interest in the ICPMS Joint Venture held prior to the acquisition. The Company recognized a pre-tax gain of $25.6 million from the re-measurement to fair value of the Company’s previously held equity interest in the ICPMS Joint Venture. This pre-tax gain is reported in interest and other expense (income), net, for the nine months ended October 3, 2010. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, and has been allocated to goodwill, none of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocation. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date with changes in the fair value after the acquisition date affecting earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. The Company does not consider these acquisitions to be material to its results of operations and is therefore not presenting pro forma financial information of operations. See Note 13 for additional details.

As of October 3, 2010, the purchase price and related allocation for the VisEn acquisition was preliminary. The preliminary allocation may be revised as a result of additional information regarding assets acquired and liabilities assumed, including taxes and revisions of preliminary estimates of fair values made at the date of purchase. For acquisitions completed subsequent to fiscal year 2008, during the measurement period, the Company will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings.

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

The components of the fair values of the business combinations and allocations for the acquisitions completed in fiscal year 2010 are as follows:

	ICPMS Joint Venture	Signature Genomic	VisEn Medical Inc. (Preliminary)
	(In thousands)
Fair value of business combination:
Cash payments	$35,000	$90,000	$23,028
Fair value of previously held equity interest	30,378	—	—
Non-cash consideration	2,600	—	—
Working capital adjustments	—	—	(29)
Less: cash acquired	(278)	(1,278)	(766)

Total	$67,700	$88,722	$22,233

Identifiable assets acquired and liabilities assumed:
Current assets	$14,579	$5,093	$2,093
Property, plant and equipment	1,012	5,239	290
Identifiable intangible assets	7,600	24,950	7,540
Goodwill	46,228	67,681	19,177
Deferred taxes	(372)	(8,734)	4,467
Liabilities assumed	(1,347)	(5,507)	(11,334)

Total	$67,700	$88,722	$22,233

Note 3: Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of October 3, 2010 and January 3, 2010.

The Company recorded the following gains and losses, which have been reported as (loss) gain on disposition of discontinued operations:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Gain (loss) on disposition of ViaCyteSM and Cellular Therapy Technology businesses	$—	$85	$(110)	$(2,301)
(Loss) gain on disposition of Photoflash business	(199)	—	4,418	—
Loss on disposition of other discontinued operations	(296)	(1,365)	(1,735)	(1,371)

(Loss) gain on disposition of discontinued operations before income taxes	(495)	(1,280)	2,573	(3,672)
(Benefit from) provision for income taxes	(248)	288	342	(116)

(Loss) gain on disposition of discontinued operations, net of income taxes	$(247)	$(1,568)	$2,231	$(3,556)

In August 2010, the Board of Directors (the “Board”) approved a plan to divest the Company’s Illumination and Detection Solutions (“IDS”) business within the Environmental Health segment. In addition, during the third quarter of fiscal year 2010 the Company entered into an agreement to sell its IDS business for approximately $500.0 million, $482.0 million net of payments for acquired cash balances, subject to adjustment for working capital as of the closing date. The divestiture of the Company’s IDS business is expected to reduce the complexity of the Company’s product offerings and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer will acquire the Company’s IDS business through the purchase of all outstanding stock of certain of the Company’s subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of certain assets and the assumption of certain liabilities of the Company and the Company’s subsidiaries located in Singapore and Germany. The transaction is expected to close by the end of fiscal year 2010 and is subject to customary closing conditions. The Company expects to record a gain on the sale of its IDS business.

As part of the Company’s strategic business alignment into the Human Health and Environmental Health segments, completed at the beginning of fiscal year 2009, and the Company’s continuing efforts to focus on higher growth opportunities, in December 2008, the Company’s management approved separate plans to divest its Photonics and Photoflash businesses within the Environmental Health segment. Photonics and Photoflash products and technologies include xenon flashtubes and modules. These products are used in a variety of applications including mobile phones and laser machine tools. The distressed economic conditions during fiscal year 2009 adversely impacted the Company’s plan to market and sell the Photonics and Photoflash businesses. The Company implemented a number of actions during fiscal year 2009 to respond to these changing circumstances and continued to actively market these businesses. In the fourth quarter of fiscal year 2009, the Company determined that it could not effectively market and sell the Photonics business given the changed circumstances and, after careful consideration, the Company decided to cease its plan to actively market and sell the Photonics business on a standalone basis. The Photonics business has been included with the set of businesses which are held for sale as the Company’s IDS business, as described above. In June 2010, the Company sold the Photoflash business for approximately $11.8 million, subject to a net working capital adjustment, plus potential additional contingent consideration. The Company recognized a pre-tax gain of $4.6 million, inclusive of the net working capital adjustment, in the second quarter of fiscal year 2010 as a result of the sale. This gain was recognized as a gain on the disposition of discontinued operations.

Following the ViaCell, Inc. (“ViaCell”) acquisition in fiscal year 2007, the Board approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The Company determined that both businesses did not strategically fit with the other products offered by the Human Health segment. The Company also determined that without investing capital into the operations of both businesses, the Company could not effectively compete with larger companies that focus on the market for such products. After careful consideration, the Company decided in the second quarter of fiscal year 2008 to shut down the ViaCyteSM and Cellular Therapy Technology businesses. The Company recorded a pre-tax loss of $8.0 million for severance and facility closure costs during fiscal year 2008 and recorded an additional pre-tax loss of $1.3 million related to facility closure costs during fiscal year 2009.

During the first nine months of both fiscal years 2010 and 2009, the Company settled various commitments related to the divestiture of other discontinued operations. The Company recognized a pre-tax loss of $1.7 million in the first nine months of fiscal year 2010 in connection with the settlement of those commitments. The Company recognized a pre-tax loss of $1.4 million in the first nine months of fiscal year 2009 in connection with the closure of a facility.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Sales	$78,047	$71,593	$243,114	$209,726
Costs and expenses	73,663	67,846	220,722	196,883

Operating income from discontinued operations	4,384	3,747	22,392	12,843
Other expense, net	167	271	716	881

Income from discontinued operations before income taxes	4,217	3,476	21,676	11,962
Provision for income taxes	17,124	1,647	21,842	4,168

(Loss) income from discontinued operations, net of income taxes	$(12,907)	$1,829	$(166)	$7,794

The Company recorded $17.1 million of tax expense during the quarter ended October 3, 2010 as the unremitted earnings of certain foreign subsidiaries no longer qualify for deferral as permanently reinvested once the subsidiary is classified as held for sale. The recognition of this expense is required when it becomes apparent that the difference will reverse in the foreseeable future.

Note 4: Restructuring and Lease Charges, net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with the Company’s growth strategy and the integration of its business units.

A description of the restructuring plans and the activity recorded for the nine months ended October 3, 2010 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 3 to the audited consolidated financial statements in the 2009 Form 10-K.

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

The following table summarizes the Q2 2010 Plan activity for the nine months ended October 3, 2010:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Provision	$9,067	$1,735	$10,802
Reclass of deferred gain on excess facility	—	143	143
Amounts paid and foreign currency translation	(4,863)	376	(4,487)

Balance at October 3, 2010	$4,204	$2,254	$6,458

The Company anticipates that the remaining severance payments of $4.2 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2011. The Company also anticipates that the remaining payments of $2.3 million for the closure of the excess facility will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

Q3 2009 Restructuring Plan

During the third quarter of fiscal year 2009, the Company’s management approved a plan to reduce resources in response to the economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets (the “Q3 2009 Plan”). As a result of the Q3 2009 Plan, the Company recognized a $4.3 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. The Company also recognized a $6.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. During the second quarter of fiscal year 2010, the Company recorded a pre-tax restructuring reversal of $0.5 million relating to its Q3 2009 Plan due to lower than expected costs associated with the workforce reductions in Europe within both the Human Health and Environmental Health segments. As part of the Q3 2009 Plan, the Company reduced headcount by 131 employees. All employee notifications and actions related to the closure of the excess facility for the Q3 2009 Plan were completed by October 4, 2009.

The following table summarizes the Q3 2009 Plan activity for the nine months ended October 3, 2010:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Balance at January 3, 2010	$5,024	$341	$5,365
Change in estimate	(498)	—	(498)
Amounts paid and foreign currency translation	(2,513)	(220)	(2,733)

Balance at October 3, 2010	$2,013	$121	$2,134

The Company anticipates that the remaining severance payments of $2.0 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2011. The Company also anticipates that the remaining payments of $0.1 million for the closure of the excess facility will be paid through fiscal year 2011, in accordance with the terms of the applicable lease.

Q1 2009 Restructuring Plan

During the first quarter of fiscal year 2009, the Company’s management approved a plan to reduce resources in response to the economic downturn and its impact on demand in certain end markets (the “Q1 2009 Plan”). As a result of the Q1 2009 Plan, the Company recognized a $4.8 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. The Company also recognized a $2.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. As part of the Q1 2009 Plan, the Company reduced headcount by 104 employees. All employee notifications and actions related to the closure of the excess facility for the Q1 2009 Plan were completed by April 5, 2009.

The following table summarizes the Q1 2009 Plan activity for the nine months ended October 3, 2010:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Balance at January 3, 2010	$2,900	$308	$3,208
Amounts paid and foreign currency translation	(1,274)	(67)	(1,341)

Balance at October 3, 2010	$1,626	$241	$1,867

The Company anticipates that the remaining severance payments of $1.6 million for workforce reductions will be completed by the end of the first quarter of fiscal year 2011. The Company also anticipates that the remaining payments of $0.2 million for the closure of the excess facility will be paid through fiscal year 2012, in accordance with the terms of the applicable lease.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2008 were workforce reductions related to the integration of the Company’s businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During the nine months ended October 3, 2010, the Company paid $0.8 million related to these plans, recorded a reversal of $0.9 million related to lower than expected costs associated with the workforce reductions in Europe within both the Human Health and Environmental Health segments, and recorded a charge of $0.4 million to reduce the estimated sublease rental payments reasonably expected to be obtained for an excess facility in Europe within the Environmental Health segment. As of October 3, 2010, the Company had approximately $4.5 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities in both the Human Health and Environmental Health segments. Payments for these leases, the terms of which vary in length, will be made through fiscal year 2022.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, the Company was required to guarantee the lease obligations that the buyer assumed related to the lease for the building in which the business operated. The lease obligations continue through March 2011. While the Company assigned its interest in the lease to the buyer at the time of the sale of the business, the buyer subsequently defaulted under the lease, and the lessor sought reimbursement from the Company. The Company recorded a charge of $2.7 million in fiscal year 2007 related to payments for this lease obligation. The buyer filed for bankruptcy protection during the third quarter of fiscal year 2008 and was delinquent in making both its lease payments and payments for certain building expenses. The buyer ceased operations in the third quarter of fiscal year 2009 and vacated the property. The Company recorded an additional charge of $0.9 million during the third quarter of fiscal year 2009 related to waste removal and restoration costs, and reduced the estimated sublease rental payments reasonably expected to be obtained for the property. The Company also recorded an additional charge of $0.1 million during the second quarter of fiscal year 2010 to further reduce the estimated sublease rental payments reasonably expected to be obtained for the property. The Company was required to make payments for these obligations of $1.3 million during the first nine months of fiscal year 2010, $1.1 million during fiscal year 2009, and $0.4 million during fiscal year 2008. The remaining balance of this accrual as of October 3, 2010 was $0.8 million.

Note 5: Interest and Other expense (income), net

Interest and other expense (income), net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Interest income	$(192)	$(124)	$(542)	$(777)
Interest expense	4,185	3,876	11,937	12,084
Gains on step acquisition	—	—	(25,586)	—
Other expense, net	2,687	798	2,340	1,651

Total interest and other expense (income), net	$6,680	$4,550	$(11,851)	$12,958

Note 6: Inventories, net

Inventories consisted of the following:

	October 3, 2010	January 3, 2010
	(In thousands)
Raw materials	$75,096	$61,491
Work in progress	12,014	11,892
Finished goods	123,048	105,283

Total inventories, net	$210,158	$178,666

Note 7: Income Taxes

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

At October 3, 2010, the Company had gross tax effected unrecognized tax benefits of $44.3 million, of which $38.5 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations. With the Company’s adoption of the new authoritative guidance on business combinations in the first quarter of fiscal year 2009, changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect income tax expense, including those associated with acquisitions that closed prior to the effective date of the new authoritative guidance on business combinations.

At October 3, 2010, the Company had uncertain tax positions of $5.8 million, including accrued interest, net of tax benefits and penalties, which are expected to be resolved within the next year. A portion of the uncertain tax positions could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as to income tax of numerous state and foreign jurisdictions.

The Company re-measured several of its uncertain tax positions related to fiscal years 2006 through 2009 during the second quarter of fiscal year 2010 based on new information arising from events during the quarter that affected positions for those years. The Company also effectively settled several income tax audits worldwide. The re-measurements and closure of audits included uncertain tax positions in the Philippines and the federal and certain state governments within the United States. These re-measurements and closure of audits, as well as other discrete items, resulted in the recognition of $4.2 million of income tax benefits in continuing operations during the first nine months of fiscal year 2010. Tax years ranging from 1999 through 2009 remain open to examination by various tax jurisdictions in which the Company has significant business operations, such as Singapore, Canada, Germany, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.

Note 8: Debt

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, the Company entered into an amended and restated senior unsecured revolving credit facility which provides for a $650.0 million facility through August 13, 2012. Letters of credit in the aggregate amount of approximately $14.0 million are treated as issued under this amended facility. The Company uses the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin, or the base rate. The Eurocurrency margin as of October 3, 2010 was 40 basis points. The weighted average Eurocurrency interest rate as of October 3, 2010 was 0.26%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.66%. The Company had drawn down approximately $518.0 million of borrowings in U.S. Dollars under the facility as of October 3, 2010, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, which are consistent with those financial covenants contained in the Company’s previous senior revolving credit agreement. The financial covenants in the Company’s amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if the Company’s credit rating is down-graded below investment grade.

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

The Company entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%, that were intended to hedge movements in interest rates prior to the Company’s expected debt issuance. In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss. During the fourth quarter of fiscal year 2008, the Company concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, the Company discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million in interest and other expense (income), net.

As of October 3, 2010, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $5.6 million, net of taxes of $3.6 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. The Company amortized into interest expense $1.5 million during the first nine months of fiscal year 2010 and $2.0 million during fiscal year 2009.

Note 9: Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Number of common shares—basic	117,475	116,211	117,342	116,227
Effect of dilutive securities:
Stock options	556	332	657	186
Restricted stock	176	98	148	74

Number of common shares—diluted	118,207	116,641	118,147	116,487

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	5,391	6,252	5,052	8,707

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

•

Environmental Health. Provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental and safety, industrial and laboratory services markets. Specifically, the Environmental Health segment includes the Company’s products and services that address the analytical sciences and laboratory service and support markets.

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

Sales and operating income by operating segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Human Health
Sales	$194,510	$179,132	$580,568	$538,666
Operating income from continuing operations	24,980	19,041	72,606	56,000
Environmental Health
Sales	224,633	197,904	653,808	583,624
Operating income from continuing operations	26,109	11,261	61,813	42,408
Corporate
Operating loss from continuing operations	(9,672)	(8,399)	(29,139)	(26,073)
Continuing Operations
Sales	$419,143	$377,036	$1,234,376	$1,122,290
Operating income from continuing operations	41,417	21,903	105,280	72,335
Interest and other expense (income), net (see Note 5)	6,680	4,550	(11,851)	12,958

Income from continuing operations before income taxes	$34,737	$17,353	$117,131	$59,377

Note 11: Stockholders’ Equity

Comprehensive Income:

The components of comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Net income	$13,391	$13,589	$95,425	$45,653
Other comprehensive income (loss):
Foreign currency translation adjustments	52,896	19,808	(18,551)	13,667
Unrealized net gains (losses) on securities, net of income taxes	38	42	(11)	192
Reclassification adjustments for losses on derivatives included in net income, net of income taxes	299	299	897	897

	53,233	20,149	(17,665)	14,756

Comprehensive income	$66,624	$33,738	$77,760	$60,409

The components of accumulated other comprehensive loss consisted of the following:

	October 3, 2010	January 3, 2010
	(In thousands)
Foreign currency translation adjustments	$69,491	$88,042
Unrecognized losses and prior service costs, net of income taxes	(108,649)	(108,649)
Unrealized net losses on securities, net of income taxes	(175)	(164)
Unrealized and realized losses on derivatives, net of income taxes	(5,583)	(6,480)

Accumulated other comprehensive loss	$(44,916)	$(27,251)

Stock Repurchase Program:

On October 23, 2008, the Company announced that the Board had authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, the Company announced that the Board had authorized the Company to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the first nine months of fiscal year 2010, the Company did not repurchase any shares of its common stock in the open market under the Repurchase Program. As of October 3, 2010, approximately 13.0 million shares of the Company’s common stock remained available for repurchase from the 15.0 million shares authorized by the Board under the Repurchase Program.

The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During the first nine months of fiscal year 2010, the Company repurchased 46,572 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:

The Board declared regular quarterly cash dividends of $0.07 per share in each of the first three quarters of fiscal year 2010 and in each quarter of fiscal year 2009. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

For the three and nine months ended October 3, 2010, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $4.0 million and $11.7 million, respectively. For the three and nine months ended October 4, 2009, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $3.8 million and $11.9 million, respectively. The total income tax benefit recognized in the condensed consolidated income statements for stock-based compensation was $1.3 million and $3.9 million for the three and nine months ended October 3, 2010, respectively. The total income tax benefit recognized in the condensed consolidated income statements for stock-based compensation was $1.4 million and $4.0 million for the three and nine months ended October 4, 2009, respectively. Stock-based compensation costs capitalized as part of inventory were $0.3 million as of October 3, 2010 and $0.2 million as of October 4, 2009.

Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three Months Ended
	October 3, 2010	October 4, 2009
Risk-free interest rate	1.8%	1.6%
Expected dividend yield	1.4%	1.9%
Expected lives	4 years	4 years
Expected stock volatility	37.5%	35.0%

The following table summarizes stock option activity for the nine months ended October 3, 2010:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at January 3, 2010	8,415	$21.27
Granted	784	21.16
Exercised	(850)	17.85
Canceled	(198)	23.87
Forfeited	(228)	17.44

Outstanding at October 3, 2010	7,923	$21.68	3.5	$16.9

Exercisable at October 3, 2010	5,387	$23.55	2.5	$6.2

Vested and expected to vest in the future	7,895	$21.68	3.5	$16.8

The weighted-average grant-date fair value of options granted for the three and nine months ended October 3, 2010 was $5.52 and $5.99, respectively. The weighted-average grant-date fair value of options granted for the three and nine months ended October 4, 2009 was $4.43 and $3.32, respectively. The total intrinsic value of options exercised for the three and nine months ended October 3, 2010 was $0.5 million and $3.0 million, respectively. The total intrinsic value of options exercised for both the three and nine months ended October 4, 2009 was $0.2 million and $1.0 million, respectively. Cash received from option exercises for the nine months ended October 3, 2010 and October 4, 2009 was $15.2 million and $2.3 million, respectively. The related excess tax benefit, classified as a financing cash activity, was $0.08 million and $0.03 million for the nine months ended October 3, 2010 and October 4, 2009, respectively.

There was $7.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of October 3, 2010. This cost is expected to be recognized over a weighted-average period of 1.7 fiscal years and will be adjusted for any future changes in estimated forfeitures.

The following table summarizes total compensation expense recognized related to the Company’s outstanding stock options, which is a function of current and prior year awards, net of estimated forfeitures, included in the Company’s condensed consolidated income statements for the three and nine months ended October 3, 2010 and October 4, 2009:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Cost of sales	$183	$288	$720	$887
Research and development expenses	121	110	341	352
Selling, general and administrative and other expenses	1,145	1,381	4,319	4,348

Compensation expense related to stock options	1,449	1,779	5,380	5,587
Less: income tax benefit	(527)	(722)	(1,921)	(1,919)

Net compensation expense related to stock options	$922	$1,057	$3,459	$3,668

Restricted Stock Awards: The following table summarizes restricted stock award activity for the nine months ended October 3, 2010:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at January 3, 2010	451	$19.88
Granted	413	21.20
Vested	(43)	23.33
Forfeited	(86)	20.38

Nonvested at October 3, 2010	735	$20.36

The weighted-average grant-date fair value of restricted stock awards granted during the three and nine months ended October 3, 2010 was $20.88 and $21.20, respectively. The weighted-average grant-date fair value of restricted stock awards granted during the three and nine months ended October 4, 2009 was $18.25 and $13.24, respectively. No restricted stock awards vested during the three months ended October 3, 2010. The fair value of restricted stock awards vested for the nine months ended October 3, 2010 was $1.0 million. The fair value of restricted stock awards vested for the three and nine months ended October 4, 2009 was $0.7 million and $0.2 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards, which is a function of current and prior year awards, was $1.4 million and $3.8 million for the three and nine months ended October 3, 2010, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards, which is a function of current and prior year awards, was $0.9 million and $2.5 million for the three and nine months ended October 4, 2009, respectively.

As of October 3, 2010, there was $5.2 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.7 fiscal years.

Performance Units: The Company granted 129,879 performance units and 205,900 performance units during the nine months ended October 3, 2010 and October 4, 2009, respectively, as part of the Company’s executive incentive program. The weighted-average grant-date fair value of performance units granted during the nine months ended October 3, 2010 and October 4, 2009 were $20.89 and $13.17, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was $1.1 million and $1.7 million for the three and nine months ended October 3, 2010, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was $1.1 million and $3.0 million for the three and nine months ended October 4, 2009, respectively. As of October 3, 2010, 390,305 performance units were outstanding, all subject to forfeiture.

Stock Awards: The Company granted 4,337 shares and 5,790 shares to each non-employee member of the Board during the nine months ended October 3, 2010 and October 4, 2009, respectively. The weighted-average grant-date fair value of stock awards granted during the nine months ended October 3, 2010 and October 4, 2009 was $23.06 and $17.27, respectively. The total compensation expense recognized related to these stock awards was $0.8 million for both the nine months ended October 3, 2010 and October 4, 2009.

Employee Stock Purchase Plan: During the nine months ended October 3, 2010, the Company issued 47,816 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $19.64 per share. As of October 3, 2010, an aggregate of 1.4 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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

The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company currently evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 4, 2010, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place only when events have occurred that may give rise to an impairment. No such events occurred during the first nine months of fiscal year 2010.

The changes in the carrying amount of goodwill for the period ended October 3, 2010 from January 3, 2010 were as follows, which included changes related to acquisitions completed during fiscal year 2010 and immaterial adjustments related to acquisitions completed prior to fiscal year 2009:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at January 3, 2010	$926,007	$493,478	$1,419,485
Foreign currency translation	(10,065)	175	(9,890)
Acquisitions, earn outs and other	77,735	40,754	118,489

Balance at October 3, 2010	$993,677	$534,407	$1,528,084

As discussed in Note 2, the January 3, 2010 goodwill balance has been retrospectively adjusted by $5.4 million for the measurement period adjustment related to the Analytica acquisition. As discussed in Note 3, the financial information in this report relating to fiscal years 2010 and 2009 has been retrospectively adjusted to reflect the expected divesture of the Company’s IDS business, including the goodwill and identifiable intangible asset balances as of January 3, 2010 and October 3, 2010.

Identifiable intangible asset balances at October 3, 2010 and January 3, 2010 by category were as follows:

	October 3, 2010	January 3, 2010
	(In thousands)
Patents	$106,879	$107,321
Less: Accumulated amortization	(75,991)	(68,502)

Net patents	30,888	38,819

Trade names and trademarks	16,247	15,984
Less: Accumulated amortization	(7,945)	(7,015)

Net trade names and trademarks	8,302	8,969

Licenses	60,122	63,290
Less: Accumulated amortization	(33,057)	(33,406)

Net licenses	27,065	29,884

Core technology	310,095	281,206
Less: Accumulated amortization	(179,410)	(158,233)

Net core technology	130,685	122,973

Customer relationships	141,103	128,461
Less: Accumulated amortization	(49,802)	(37,730)

Net customer relationships	91,301	90,731

IPR&D	4,371	4,348
Less: Accumulated amortization	(206)	(83)

Net IPR&D	4,165	4,265

Net amortizable intangible assets	292,406	295,641

Non-amortizing intangible assets:
Trade names and trademarks	147,034	147,034

Totals	$439,440	$442,675

Total amortization expense related to finite-lived intangible assets for the nine months ended October 3, 2010 and October 4, 2009 was $44.9 million and $39.5 million, respectively.

Note 14: Warranty Reserves

The Company provides warranty protection for certain products for periods usually ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time for service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the condensed consolidated balance sheets. Warranty reserve activity for the three and nine months ended October 3, 2010 and October 4, 2009 is summarized below:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Balance beginning of period	$8,166	$8,612	$8,910	$8,479
Provision charged to income	3,237	3,327	10,019	9,888
Payments	(3,288)	(3,385)	(9,680)	(10,086)
Adjustments to previously provided warranties, net	(159)	(75)	(972)	248
Foreign currency translation and acquisitions	389	228	68	178

Balance end of period	$8,345	$8,707	$8,345	$8,707

Note 15: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and postretirement plans for the three and nine months ended October 3, 2010 and October 4, 2009:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Service cost	$1,153	$991	$20	$21
Interest cost	6,234	6,149	48	48
Expected return on plan assets	(6,029)	(5,636)	(213)	(190)
Amortization of prior service	(46)	(43)	(78)	(79)
Recognition of actuarial losses (gains)	2,179	1,284	(23)	(14)

Net periodic benefit cost (credit)	$3,491	$2,745	$(246)	$(214)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Service cost	$3,592	$3,424	$76	$73
Interest cost	18,765	18,440	153	160
Expected return on plan assets	(17,759)	(16,802)	(624)	(568)
Amortization of prior service	(135)	(123)	(236)	(237)
Recognition of actuarial losses (gains)	6,214	4,040	(36)	(16)

Net periodic benefit cost (credit)	$10,677	$8,979	$(667)	$(588)

During the three months ended October 3, 2010, the Company made a voluntary contribution of $30.0 million for the 2009 plan year to its defined benefit pension plan in the United States, to realize the benefit received from favorable tax provisions included in the Worker, Homeownership, and Business Assistance Act of 2009.

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

In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-

party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the Company’s condensed consolidated balance sheets. Unrealized gains and losses on the Company’s foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive loss in the accompanying condensed consolidated balance sheets. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs and impacts earnings.

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY) and Singapore Dollar (SGD). The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $116.7 million at October 3, 2010 and $173.8 million at October 4, 2009, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days during both fiscal years 2010 and 2009.

The Company entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%, that were intended to hedge movements in interest rates prior to the Company’s expected debt issuance. In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss. During the fourth quarter of fiscal year 2008, the Company concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, the Company discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million in interest and other expense (income), net.

As of October 3, 2010, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $5.6 million, net of taxes of $3.6 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. The Company amortized into interest expense $1.5 million during the first nine months of fiscal year 2010 and $2.0 million during fiscal year 2009.

Note 17: Fair Value Measurements

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended October 3, 2010. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities and derivative contracts used to hedge the Company’s currency risk, and contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.

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

The following table shows the assets and liabilities carried at fair value measured on a recurring basis at October 3, 2010 classified in one of the three classifications described above:

	Fair Value Measurements at October 3, 2010 Using:
	Total Carrying Value at October 3, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,055	$1,055	$—	$—
Foreign exchange derivative liabilities, net	(70)	—	(70)	—
Contingent consideration	(1,651)	—	—	(1,651)

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

The Company has classified its net liabilities for contingent consideration relating to its acquisitions of Opto Technology Inc. and Sym-Bio LifeScience Co., Ltd. within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of these acquisitions is included within Note 2 to the Company’s audited consolidated financial statements filed with the 2009 Form 10-K. A reconciliation of the beginning and ending Level 3 net liabilities is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Balance beginning of period	$(1,713)	$(4,526)	$(4,251)	$—
Transfers into Level 3	—	420	—	(4,437)
Payments	—	—	2,717	—
Change in fair value (included within selling, general and administrative expenses)	62	2	(117)	333

Balance end of period	$(1,651)	$(4,104)	$(1,651)	$(4,104)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities.

The Company’s amended senior unsecured revolving credit facility, with a $650.0 million available limit, and the Company’s 6% senior unsecured notes, with a face value of $150.0 million, had outstanding balances as of October 3, 2010 of $518.0 million and $150.0 million, respectively, and as of January 3, 2010 of $406.0 million and $150.0 million, respectively. The interest rate on the Company’s amended senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first nine months of fiscal year 2010. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value. The fair value of the 6.0% senior unsecured notes is estimated using market quotes from brokers or is based on current rates offered for similar debt. At October 3, 2010, the 6.0% senior unsecured notes had an aggregate carrying value of $150.0 million and a fair value of $170.1 million. At January 3, 2010, the 6.0% senior unsecured notes had an aggregate carrying value of $150.0 million and a fair value of $159.4 million.

As of October 3, 2010, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $6.2 million as of October 3, 2010, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at October 3, 2010 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview

We are a leading provider of technology, services and solutions to the diagnostics, research, environmental and safety, industrial and laboratory services markets. Through our advanced technologies, applications, and services, we address critical issues that help to improve the health and safety of people and their environment in two reporting segments:

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

•

Environmental Health. Provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental and safety, industrial and laboratory services markets. Specifically, the Environmental Health segment includes our products and services that address the analytical sciences and laboratory service and support markets.

Overview of the Third Quarter of Fiscal Year 2010

Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format, and as a result certain fiscal years will contain 53 weeks. Our 2010 fiscal year will include 52 weeks, while our 2009 fiscal year included 53 weeks.

During the third quarter of fiscal year 2010, we continued to see positive signs of recovery from the global economic contraction across most of our end markets and geographies, in addition to good performance from investments in our ongoing technology and sales and marketing initiatives. Our overall sales in the third quarter of fiscal year 2010 increased $42.1 million, or 11%, as compared to the third quarter of fiscal year 2009, reflecting an increase of $15.4 million, or 9%, in our Human Health segment sales and an increase of $26.7 million, or 14%, in our Environmental Health segment sales. The increase in our Human Health segment sales during the three months ended October 3, 2010 was due primarily to increased demand for our medical imaging products with the expansion of panel usage for non-medical applications and the easing of capital budget constraints in major hospitals in the diagnostics market, as well as increased growth in the academic sector for both instruments and reagents in the research market. These increases were partially offset by the impact of lower birth rates in the United States and tight inventory management in state and national labs for neonatal screening in the diagnostics market, as well as by the continued tight capital budgets of our pharmaceutical customers in the research market. The unfavorable impact in the research market related to customer consolidations in the pharmaceutical market and the continued tight capital budgets of our pharmaceutical customers. The increase in our Environmental Health segment sales during the three months ended October 3, 2010 was due primarily to the increase in our OneSource multivendor service offering, which we expanded in markets beyond our traditional customer base and services, as well as growth in our environmental, food and consumer safety and testing products. We also experienced continued growth in traditional chemical markets with the reduction of constraints on capital purchases to rebuild capacity as a result of the cyclical recovery and increased demand after the extended period of delayed capital investment.

In our Human Health segment, we experienced strong growth in sales in the diagnostics market related to increased demand for our medical imaging products and continued growth in our prenatal offerings within the genetic screening business during the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009. The increased demand for our medical imaging products resulted from improved market conditions that lessened the constraints on medical providers’ capital budgets, allowing us to increase our customer base, as well as expanding into non-medical applications. The performance within our genetic screening business was driven by continued expansion of prenatal screening platforms, with broad-based growth experienced across all major geographies, particularly in China with continued expansion of our newborn screening business through our acquisition of Sym-Bio LifeScience Co., Ltd. (“Sym-Bio”) in fiscal year 2009. In the research market, demand for our reagents and instrumentation was encouraging in the academic sector. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that even with continued pressure on lab budgets and credit availability, the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as creating better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.

In our Environmental Health segment, our laboratory services business enables our customers to drive efficiencies, increase production time and reduce maintenance costs, all of which continue to be critical for our customers. During the third quarter of fiscal year 2010, we continued to grow by adding new customers to our OneSource multivendor service offering, which we expanded in markets beyond our traditional customer base and services. Sales of environmental, food and consumer safety and testing products grew in the third quarter of fiscal year 2010 due to the continued global need for robust contaminant identification solutions, particularly for trace metals analysis in water, which drove the demand for our inorganic analysis solutions such as our Optima 7000 and our recently launched NexIONTM mass spectrometer. We also continued to experience strong demand for quality and safety assurance testing equipment in food and pharmaceuticals throughout the global supply chain, and we continued to see signs of recovery in our traditional chemical markets with the reduction of constraints on capital purchases to rebuild capacity as a result of the cyclical recovery and increased demand after an extended period of delayed capital investments. We believe that the need for increased inspection, testing and tracking of contaminants will continue to drive increased demand for our products.

Our consolidated gross margins decreased approximately 40 basis points in the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009 due to changes in product mix, with growth in sales of lower gross margin product offerings, partially offset by productivity improvements and cost containment initiatives. Our consolidated operating margin improved approximately 400 basis points in the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009, primarily the result of increased sales volume and cost containment initiatives, partially offset by restructuring activities and increased pension expenses.

We believe we are well positioned to continue to take advantage of our end markets where spending trends have rebounded and to promote our efficiencies in markets where current conditions may increase demand for certain services. Overall, we believe that our strategic focus on Human Health and Environmental Health coupled with our breadth of end markets, deep portfolio of technologies and applications, leading market positions, global scale and financial strength will provide us with a strong foundation for continued growth.

Recent Developments

Business Combinations and Divestitures

Divestiture of Illumination and Detection Solutions Business. In August 2010, we entered into an agreement to sell our Illumination and Detection Solutions (“IDS”) business for approximately $500.0 million, $482.0 million net of payments for acquired cash balances, subject to adjustment for working capital as of the closing date. The divestiture of our IDS business is expected to reduce the complexity of our product offerings and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer will acquire our IDS business through the purchase of all outstanding stock of certain of our subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of certain assets and the assumption of certain liabilities held by us and our subsidiaries located in Singapore and Germany. The transaction is expected to close by the end of fiscal year 2010 and is subject to customary closing conditions.

Acquisition of VisEn Medical Inc. In July 2010, we acquired the outstanding stock of VisEn Medical Inc. (“VisEn”). VisEn is an in vivo molecular imaging technology company. We expect this acquisition to enhance our cellular imaging business by expanding our technologies and capabilities into preclinical research undertaken in academic institutes and pharmaceutical companies. We paid the shareholders of VisEn $23.0 million in cash for the stock of VisEn, of which $18.2 million was paid at closing and an additional amount of $4.8 million was paid and is held in an escrow account to reflect certain potential adjustments for VisEn’s indebtedness, working capital as of the closing date, and indemnification. We report the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Signature Genomic Laboratories, LLC. In May 2010, we acquired the outstanding stock of SGL Newco, Inc., the parent company of Signature Genomic Laboratories, LLC (“Signature Genomic”). Signature Genomic is a provider of diagnostic cytogenetic testing of chromosome abnormalities in individuals with unexplained physical and developmental disabilities. We expect this acquisition to expand our existing genetic testing business and expand our position in early detection of disease, specifically in the molecular diagnostic market. We paid the shareholders of Signature Genomic $90.0 million in cash, of which $77.5 million was paid at closing and an additional amount of $12.5 million was paid and is held in an escrow account to reflect certain adjustments for Signature Genomic’s indebtedness, working capital as of the closing date, and indemnification. We report the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Remaining Interest in the Inductively Coupled Plasma Mass Spectrometry Joint Venture. In May 2010, we acquired the remaining 50 percent equity interest in our joint venture (the “ICPMS Joint Venture”) with the company previously known as MDS, Inc. for the development and manufacturing of our Inductively Coupled Plasma Mass Spectrometry (“ICPMS”) product line and other related tangible assets from DH Technologies Development Pte Ltd., a subsidiary of Danaher Corporation (“Danaher”). We expect this acquisition will help support the continued success of the premier ICPMS product line by allowing us to direct development with a dedicated and consistent approach. The fair value of the acquisition was $67.7 million, including cash consideration of $35.0 million, non-cash consideration of $2.6 million for certain non-exclusive rights to intangible assets we own, and $30.4 million representing the fair value of our 50 percent equity interest in the ICPMS Joint Venture held prior to the acquisition. We recognized a pre-tax gain of $25.6 million from the re-measurement to fair value of our previously held equity interest in the ICPMS Joint Venture. This pre-tax gain is reported in interest and other expense (income), net, for the nine months ended October 3, 2010. We report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

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

For a more detailed discussion of our critical accounting policies and estimates, please refer to the Notes to our Audited Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (the “2009 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”).

Consolidated Results of Continuing Operations

Sales

Sales for the three months ended October 3, 2010 were $419.1 million, as compared to $377.0 million for the three months ended October 4, 2009, an increase of $42.1 million, or 11%, which includes an approximate 2% increase from acquisitions and an approximate 1% decrease in sales attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment sales for the three months ended October 3, 2010 as compared to the three months ended October 4, 2009 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects an increase of $15.4 million, or 9%, in our Human Health segment sales due to an increase in diagnostics market sales of $15.4 million. Sales in the research market were flat for the three months ended October 3, 2010 as compared to the three months ended October 4, 2009. Our Environmental Health segment sales increased $26.7 million, or 14%, due to increases in environmental and safety and industrial markets sales of $14.1 million, and an increase in laboratory services market sales of $12.6 million.

Sales for the nine months ended October 3, 2010 were $1,234.4 million, as compared to $1,122.3 million for the nine months ended October 4, 2009, an increase of $112.1 million, or 10%, which includes an approximate 2% increase in sales attributable to acquisitions and no net impact from changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment sales for the nine months ended October 3, 2010 as compared to the nine months ended October 4, 2009 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects an increase of $41.9 million, or 8%, in our Human Health segment sales due to an increase in diagnostics market sales of $35.7 million and an increase in research market sales of $6.2 million. Our Environmental Health segment sales increased $70.2 million, or 12%, due to increases in environmental and safety and industrial markets sales of $39.3 million, and an increase in laboratory services market sales of $30.9 million.

Cost of Sales

Cost of sales for the three months ended October 3, 2010 was $233.4 million, as compared to $208.3 million for the three months ended October 4, 2009, an increase of $25.1 million, or 12%. As a percentage of sales, cost of sales increased to 55.7% for the three months ended October 3, 2010, from 55.2% for the three months ended October 4, 2009, resulting in a decrease in gross margin of approximately 40 basis points to 44.3% for the three months ended October 3, 2010, from 44.8% for the three months ended October 4, 2009. Amortization of intangible assets increased and was $11.1 million for the three months ended October 3, 2010, as compared to $9.2 million for the three months ended October 4, 2009. Stock compensation expense decreased and was $0.2 million for the three months ended October 3, 2010, as compared to $0.3 million for the three months ended October 4, 2009. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2009 was $0.3 million for the three months ended October 4, 2009. The decrease in gross margin was primarily the result of changes in product mix with growth in sales of lower gross margin product offerings, partially offset by increased sales volume, productivity improvements and cost containment initiatives.

Cost of sales for the nine months ended October 3, 2010 was $684.1 million, as compared to $617.2 million for the nine months ended October 4, 2009, an increase of $66.9 million, or 11%. As a percentage of sales, cost of sales increased to 55.4% for the nine months ended October 3, 2010, from 55.0% for the nine months ended October 4, 2009, resulting in a decrease in gross margin of approximately 40 basis points to 44.6% for the nine months ended October 3, 2010, from 45.0% for the nine months ended October 4, 2009. Amortization of intangible assets increased and was $31.3 million for the nine months ended October 3, 2010, as compared to $26.6 million for the nine months ended October 4, 2009. Stock compensation expense decreased and was $0.7 million for the nine months ended October 3, 2010, as compared to $0.9 million for the nine months ended October 4, 2009. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2009 was $0.3 million for the nine months ended October 4, 2009. The decrease in gross margin was primarily the result of changes in product mix with growth in sales of lower gross margin product offerings, partially offset by increased sales volume, productivity improvements and cost containment initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended October 3, 2010 were $120.6 million, as compared to $112.8 million for the three months ended October 4, 2009, an increase of $7.8 million, or 7%. As a percentage of sales, selling, general and administrative expenses decreased and were 28.8% for the three months ended October 3, 2010, as compared to 29.9% for the three months ended October 4, 2009. Amortization of intangible assets increased and was $4.2 million for the three months ended October 3, 2010, as compared to $4.0 million for the three months ended October 4, 2009. Stock compensation expense decreased and was $1.1 million for the three months ended October 3, 2010, as compared to $1.4 million for the three months ended October 4, 2009. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $0.2 million for the three months ended October 3, 2010 and $0.7 million for the three months ended October 4, 2009. The increase in selling, general and administrative expenses was primarily the result of increased sales and marketing expenses, particularly in emerging territories, increased pension expense and foreign exchange, partially offset by cost containment initiatives.

Selling, general and administrative expenses for the nine months ended October 3, 2010 were $365.4 million, as compared to $347.7 million for the nine months ended October 4, 2009, an increase of $17.7 million, or 5%. As a percentage of sales, selling, general and administrative expenses decreased and were 29.6% for the nine months ended October 3, 2010, as compared to 31.0% for the nine months ended October 4, 2009. Amortization of intangible assets increased and was $12.4 million for the nine months ended October 3, 2010, as compared to $11.5 million for the nine months ended October 4, 2009. Stock compensation expense was $4.3 million for each of the nine months ended October 3, 2010 and October 4, 2009. The gain on the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005 was $3.4 million for the nine months ended October 3, 2010. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $2.1 million for the nine months ended October 3, 2010 and $1.6 million for the nine months ended October 4, 2009. The increase in selling, general and administrative expenses was primarily the result of increased sales and marketing expenses, particularly in emerging territories, increased pension expense and foreign exchange, partially offset by cost containment initiatives.

Research and Development Expenses

Research and development expenses for the three months ended October 3, 2010 were $23.8 million, as compared to $23.3 million for the three months ended October 4, 2009, an increase of $0.5 million, or 2%. As a percentage of sales, research and development expenses decreased to 5.7% for the three months ended October 3, 2010, as compared to 6.2% for the three months ended October 4, 2009. Amortization of intangible assets decreased and was $0.4 million for the three months ended October 3, 2010, as compared to $0.5 million for the three months ended October 4, 2009. Stock compensation expense was $0.1 million for each of the three months ended October 3, 2010 and October 4, 2009.

Research and development expenses for the nine months ended October 3, 2010 were $69.8 million, as compared to $67.1 million for the nine months ended October 4, 2009, an increase of $2.7 million, or 4%. As a percentage of sales, research and development expenses decreased to 5.7% for the nine months ended October 3, 2010, as compared to 6.0% for the nine months ended October 4, 2009. Amortization of intangible assets decreased and was $1.2 million for the nine months ended October 3, 2010, as compared to $1.5 million for the nine months ended October 4, 2009. Stock compensation expense was $0.3 million for the nine months ended October 3, 2010 and $0.4 million for the nine months ended October 4, 2009. We directed research and development efforts similarly during the first nine months of fiscal year 2010 and fiscal year 2009, primarily towards the diagnostics and research markets within our Human Health segment, and the analytical sciences and laboratory service and support markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

Restructuring and Lease Charges, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with our growth strategy and the integration of our business units.

A description of the restructuring plans and the activity recorded for the nine months ended October 3, 2010 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 3 to the audited consolidated financial statements in our 2009 Form 10-K.

The restructuring plans for the second quarter of fiscal year 2010 and the third quarter of fiscal year 2009 were intended principally to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets. The restructuring plan for the first quarter of fiscal year 2009 was intended principally to reduce resources in response to the economic downturn and its impact on demand in certain end markets. The activities associated with these plans have been reported as restructuring expenses as a component of operating expenses from continuing operations. We expect the impact of immediate cost savings from the restructuring plans on operating results and cash flows to approximately offset the increased spending in higher growth regions and the decline in revenue from certain products, respectively. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we will incur offsetting costs.

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

The following table summarizes the Q2 2010 Plan activity for the nine months ended October 3, 2010:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Provision	$9,067	$1,735	$10,802
Reclass of deferred gain on excess facility	—	143	143
Amounts paid and foreign currency translation	(4,863)	376	(4,487)

Balance at October 3, 2010	$4,204	$2,254	$6,458

We anticipate that the remaining severance payments of $4.2 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2011. We also anticipate that the remaining payments of $2.3 million for the closure of the excess facility will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

Q3 2009 Restructuring Plan

During the third quarter of fiscal year 2009, our management approved a plan to reduce resources in response to the economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets (the “Q3 2009 Plan”). As a result of the Q3 2009 Plan, we recognized a $4.3 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. We also recognized a $6.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. During the second quarter of fiscal year 2010, we recorded a pre-tax restructuring reversal of $0.5 million relating to our Q3 2009 Plan due to lower than expected costs associated with the workforce reductions in Europe within both the Human Health and Environmental Health segments. As part of the Q3 2009 Plan, we reduced headcount by 131 employees. All employee notifications and actions related to the closure of the excess facility for the Q3 2009 Plan were completed by October 4, 2009.

The following table summarizes the Q3 2009 Plan activity for the nine months ended October 3, 2010:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Balance at January 3, 2010	$5,024	$341	$5,365
Change in estimate	(498)	—	(498)
Amounts paid and foreign currency translation	(2,513)	(220)	(2,733)

Balance at October 3, 2010	$2,013	$121	$2,134

We anticipate that the remaining severance payments of $2.0 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2011. We also anticipate that the remaining payments of $0.1 million for the closure of the excess facility will be paid through fiscal year 2011, in accordance with the terms of the applicable lease.

Q1 2009 Restructuring Plan

During the first quarter of fiscal year 2009, our management approved a plan to reduce resources in response to the economic downturn and its impact on demand in certain end markets (the “Q1 2009 Plan”). As a result of the Q1 2009 Plan, we recognized a $4.8 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. We also recognized a $2.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. As part of the Q1 2009 Plan, we reduced headcount by 104 employees. All employee notifications and actions related to the closure of the excess facility for the Q1 2009 Plan were completed by April 5, 2009.

The following table summarizes the Q1 2009 Plan activity for the nine months ended October 3, 2010:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Balance at January 3, 2010	$2,900	$308	$3,208
Amounts paid and foreign currency translation	(1,274)	(67)	(1,341)

Balance at October 3, 2010	$1,626	$241	$1,867

We anticipate that the remaining severance payments of $1.6 million for workforce reductions will be completed by the end of the first quarter of fiscal year 2011. We also anticipate that the remaining payments of $0.2 million for the closure of the excess facility will be paid through fiscal year 2012, in accordance with the terms of the applicable lease.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2008 were workforce reductions related to the integration of our businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During the nine months ended October 3, 2010, we paid $0.8 million related to these plans, recorded a reversal of $0.9 million related to lower than expected costs associated with the workforce reductions in Europe within both the Human Health and Environmental Health segments, and recorded a charge of $0.4 million to reduce the estimated sublease rental payments reasonably expected to be obtained for an excess facility in Europe within the Environmental Health segment. As of October 3, 2010, we had approximately $4.5 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities in both the Human Health and Environmental Health segments. Payments for these leases, the terms of which vary in length, will be made through fiscal year 2022.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, we were required to guarantee the lease obligations that the buyer assumed related to the lease for the building in which the business operated. The lease obligations continue through March 2011. While we assigned our interest in the lease to the buyer at the time of the sale of the business, the buyer subsequently defaulted under the lease, and the lessor sought reimbursement from us. We recorded a charge of $2.7 million in fiscal year 2007 related to payments for this lease obligation. The buyer filed for bankruptcy protection during the third quarter of fiscal year 2008 and was delinquent in making both its lease payments and payments for certain building expenses. The buyer ceased operations in the third quarter of fiscal year 2009 and vacated the property. We recorded an additional charge of $0.9 million during the third quarter of fiscal year 2009 related to waste removal and restoration costs, and reduced the estimated sublease rental payments reasonably expected to be obtained for the property. We also recorded an additional charge of $0.1 million during the second quarter of fiscal year 2010 to further reduce the estimated sublease rental payments reasonably expected to be obtained for the property. We were required to make payments for these obligations of $1.3 million during the first nine months of fiscal year 2010, $1.1 million during fiscal year 2009, and $0.4 million during fiscal year 2008. The remaining balance of this accrual as of October 3, 2010 was $0.8 million.

Interest and Other Expense (Income), Net

Interest and other expense (income), net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Interest income	$(192)	$(124)	$(542)	$(777)
Interest expense	4,185	3,876	11,937	12,084
Gains on step acquisition	—	—	(25,586)	—
Other expense, net	2,687	798	2,340	1,651

Total interest and other expense (income), net	$6,680	$4,550	$(11,851)	$12,958

Interest and other expense (income), net, for the three months ended October 3, 2010 was an expense of $6.7 million, as compared to an expense of $4.6 million for the three months ended October 4, 2009, an increase of $2.1 million. The increase in interest and other expense (income), net, for the three months ended October 3, 2010 as compared to the three months ended October 4, 2009 was primarily due to the increase in other expense, net, of $1.9 million, which consisted primarily of expenses related to foreign currency transactions and foreign currency translation. Interest expense increased by $0.3 million and interest income increased by $0.1 million for the three months ended October 3, 2010, as compared to the three months ended October 4, 2009, primarily due to higher outstanding debt balances, and higher cash balances, respectively. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

Interest and other expense (income), net, for the nine months ended October 3, 2010 was income of $11.9 million, as compared to an expense of $13.0 million for the nine months ended October 4, 2009, an increase of $24.8 million. The increase in interest and other expense (income), net, for the nine months ended October 3, 2010 as compared to the nine months ended October 4, 2009 was primarily due to the pre-tax gain of $25.6 million related to the required re-measurement to fair value of our previously held equity interest in the ICPMS Joint Venture. Interest expense decreased by $0.1 million and interest income decreased by $0.2 million for the nine months ended October 3, 2010, as compared to the nine months ended October 4, 2009. Other expense, net, for the nine months ended October 3, 2010 as compared to the nine months ended October 4, 2009 increased by $0.7 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation.

Provision for Income Taxes

For the three months ended October 3, 2010, the provision for income taxes from continuing operations was $8.2 million, as compared to a provision of $4.0 million for the three months ended October 4, 2009.

The provision for income taxes from continuing operations was $23.8 million for the nine months ended October 3, 2010, as compared to a provision of $18.0 million for the nine months ended October 4, 2009.

The effective tax rate from continuing operations was 23.6% and 20.3% for the three and nine months ended October 3, 2010, respectively, as compared to 23.2% and 30.3% for the three and nine months ended October 4, 2009, respectively. The higher effective tax rate for the three months ended October 3, 2010 was primarily due to the favorable settlement of several income tax audits worldwide during the three months ended October 4, 2009. The lower effective tax rate for the nine months ended October 3, 2010 was primarily due to (i) the favorable impact related to the gain on the previously held equity interest in the ICPMS Joint Venture, and (ii) the favorable settlement of several income tax audits worldwide during the nine months ended October 3, 2010.

Discontinued Operations

As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of October 3, 2010 and January 3, 2010.

We recorded the following gains and losses, which have been reported as (loss) gain on disposition of discontinued operations:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Gain (loss) on disposition of ViaCyteSM and Cellular Therapy Technology businesses	$—	$85	$(110)	$(2,301)
(Loss) gain on disposition of Photoflash business	(199)	—	4,418	—
Loss on disposition of other discontinued operations	(296)	(1,365)	(1,735)	(1,371)

(Loss) gain on disposition of discontinued operations before income taxes	(495)	(1,280)	2,573	(3,672)
(Benefit from) provision for income taxes	(248)	288	342	(116)

(Loss) gain on disposition of discontinued operations, net of income taxes	$(247)	$(1,568)	$2,231	$(3,556)

In August 2010, our Board of Directors (our “Board”) approved a plan to divest our IDS business within the Environmental Health segment. In addition, during the third quarter of fiscal year 2010 we entered into an agreement to sell our IDS business for approximately $500.0 million, $482.0 million net of payments for acquired cash balances, subject to adjustment for working capital as of the closing date. The divestiture of our IDS business is expected to reduce the complexity of our product offerings and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer will acquire our IDS business through the purchase of all outstanding stock of certain of our subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of certain assets and the assumption of certain liabilities held by us and our subsidiaries located in Singapore and Germany. The transaction is expected to close by the end of fiscal year 2010 and is subject to customary closing conditions. We expect to record a gain on the sale of our IDS business.

As part of our strategic business alignment into the Human Health and Environmental Health segments, completed at the beginning of fiscal year 2009, and our continuing efforts to focus on higher growth opportunities, in December 2008, our management approved separate plans to divest our Photonics and Photoflash businesses within the Environmental Health segment. Photonics and Photoflash products and technologies include xenon flashtubes and modules. These products are used in a variety of applications including mobile phones and laser machine tools. The distressed economic conditions during fiscal year 2009 adversely impacted our plan to market and sell the Photonics and Photoflash businesses. We implemented a number of actions during fiscal year 2009 to respond to these changing circumstances and continued to actively market these businesses. In the fourth quarter of fiscal year 2009, we determined that we could not effectively market and sell the Photonics business given the changed circumstances and, after careful consideration, we decided to cease our plan to actively market and sell the Photonics business on a standalone basis. The Photonics business has been included with the set of businesses which are held for sale as our IDS business, as described above. In June 2010, we sold the Photoflash business for approximately $11.8 million, subject to a net working capital adjustment, plus potential additional contingent consideration. We recognized a pre-tax gain of $4.6 million, inclusive of the net working capital adjustment, in the second quarter of fiscal year 2010 as a result of the sale. This gain was recognized as a gain on the disposition of discontinued operations.

Following the ViaCell, Inc. (“ViaCell”) acquisition in fiscal year 2007, our Board approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. We determined that both businesses did not strategically fit with the other products offered by the Human Health segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete with larger companies that focus on the market for such products. After careful consideration, we decided in the second quarter of fiscal year 2008 to shut down the ViaCyteSM and Cellular Therapy Technology businesses. We recorded a pre-tax loss of $8.0 million for severance and facility closure costs during fiscal year 2008 and recorded an additional pre-tax loss of $1.3 million related to facility closure costs during fiscal year 2009.

During the first nine months of both fiscal years 2010 and 2009, we settled various commitments related to the divestiture of other discontinued operations. We recognized a pre-tax loss of $1.7 million in the first nine months of fiscal year 2010 in connection with the settlement of those commitments. We recognized a pre-tax loss of $1.4 million in the first nine months of fiscal year 2009 in connection with the closure of a facility.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Sales	$78,047	$71,593	$243,114	$209,726
Costs and expenses	73,663	67,846	220,722	196,883

Operating income from discontinued operations	4,384	3,747	22,392	12,843
Other expense, net	167	271	716	881

Income from discontinued operations before income taxes	4,217	3,476	21,676	11,962
Provision for income taxes	17,124	1,647	21,842	4,168

(Loss) income from discontinued operations, net of income taxes	$(12,907)	$1,829	$(166)	$7,794

We recorded $17.1 million of tax expense during the quarter ended October 3, 2010 as the unremitted earnings of certain foreign subsidiaries no longer qualify for deferral as permanently reinvested once the subsidiary is classified as held for sale. The recognition of this expense is required when it becomes apparent that the difference will reverse in the foreseeable future.

Contingencies, Including Tax Matters

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $6.2 million as of October 3, 2010, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

In addition, we re-measured several of our uncertain tax positions related to fiscal years 2006 through 2009 during the second quarter of fiscal year 2010 based on new information arising from events during the quarter that affected positions for those years. We also effectively settled several income tax audits worldwide. The re-measurements and closure of audits included uncertain tax positions in the Philippines and the federal and certain state governments within the United States. These re-measurements and closure of audits, as well as other discrete items, resulted in the recognition of $4.2 million of income tax benefits in continuing operations during the first nine months of fiscal year 2010. Tax years ranging from 1999 through 2009 remain open to examination by various tax jurisdictions in which we have significant business operations, such as Singapore, Canada, Germany, the United Kingdom and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at October 3, 2010 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations

Human Health

Sales for the three months ended October 3, 2010 were $194.5 million, as compared to $179.1 million for the three months ended October 4, 2009, an increase of $15.4 million, or 9%, which includes an approximate 5% increase from acquisitions and an approximate 1% decrease in sales attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected sales by product type for the three months ended October 3, 2010, as compared to the three months ended October 4, 2009, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Human Health segment reflects an increase in diagnostics market sales of $15.4 million. Sales in the research market were flat for the three months ended October 3, 2010 as compared to the three months ended October 4, 2009. This increase in our Human Health segment sales during the three months ended October 3, 2010 was due primarily to the increased demand for our medical imaging products in the diagnostics market, as well as increased growth in the academic sector for both instruments and reagents in the research market. The demand for our medical imaging products resulted from improved market conditions that eased the constraints on medical providers’ capital budgets allowing us to increase our customer base, including expanding into non-medical applications. These increases were partially offset by the impact of lower birth rates in the United States and tight inventory management in state and national labs for neonatal screening in the diagnostics market, as well as customer consolidations in the pharmaceutical market and by the continued tight capital budgets of our pharmaceutical customers in the research market.

Sales for the nine months ended October 3, 2010 were $580.6 million, as compared to $538.7 million for the nine months ended October 4, 2009, an increase of $41.9 million, or 8%, which includes an approximate 3% increase in sales attributable to acquisitions and no net impact from changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected sales by product type for the nine months ended October 3, 2010, as compared to the nine months ended October 4, 2009, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Human Health segment reflects an increase in diagnostics market sales of $35.7 million and an increase in research market sales of $6.2 million. This increase in our Human Health segment sales during the nine months ended October 3, 2010 was due primarily to the increased demand for our medical imaging products in the diagnostics market, as well as increased growth in the academic sector for both instruments and reagents in the research market. The demand for our medical imaging products resulted from improved market conditions that eased the constraints on medical providers’ capital budgets allowing us to increase our customer base, including expanding into non-medical applications. These increases were partially offset by tight inventory management in state and national labs for neonatal screening in the diagnostics market, as well as customer consolidations in the pharmaceutical market and by the continued tight capital budgets of our pharmaceutical customers in the research market.

Operating income from continuing operations for the three months ended October 3, 2010 was $25.0 million, as compared to $19.0 million for the three months ended October 4, 2009, an increase of $5.9 million, or 31%. Amortization of intangible assets was $12.1 million and $10.0 million for the three months ended October 3, 2010 and October 4, 2009, respectively. Restructuring and lease charges were $4.4 million for the three months ended October 4, 2009 as a result of our Q3 2009 Plan. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $0.3 million for the three months ended October 3, 2010, as compared to an expense of $0.5 million for the three months ended October 4, 2009. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2009 was $0.3 million for the three months ended October 4, 2009. Increased sales volume, productivity improvements and cost containment initiatives increased operating income for the three months ended October 3, 2010, which was partially offset by changes in product mix with growth in sales of lower gross margin product offerings, increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange.

Operating income from continuing operations for the nine months ended October 3, 2010 was $72.6 million, as compared to $56.0 million for the nine months ended October 4, 2009, an increase of $16.6 million, or 30%. Amortization of intangible assets was $34.5 million and $30.0 million for the nine months ended October 3, 2010 and October 4, 2009, respectively. Restructuring and lease charges were $5.9 million for the nine months ended October 3, 2010 as a result of our Q2 2010 Plan, as compared to $9.2 million for the nine months ended October 4, 2009 as a result of our Q1 2009 and Q3 2009 Plans. The gain on the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005 was $3.4 million for the nine months ended October 3, 2010. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $1.0 million for the nine months ended October 3, 2010, as compared to an expense of $1.2 million for the nine months ended October 4, 2009. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2009 was $0.3 million for the nine months ended October 4, 2009. Increased sales volume and cost containment initiatives increased operating income for the nine months ended October 3, 2010, which was partially offset by changes in product mix with growth in sales of lower gross margin product offerings, increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange.

Environmental Health

Sales for the three months ended October 3, 2010 were $224.6 million, as compared to $197.9 million for the three months ended October 4, 2009, an increase of $26.7 million, or 14%, which includes an approximate 1% decrease in sales attributable to unfavorable changes in foreign exchange rates and no net impact from acquisitions. The analysis in the remainder of this paragraph compares selected sales by market and product type for the three months ended October 3, 2010, as compared to the three months ended October 4, 2009, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Environmental Health segment reflects increases in environmental and safety and industrial markets sales of $14.1 million, and an increase in laboratory services market sales of $12.6 million. This increase in our Environmental Health segment sales during the three months ended October 3, 2010 was due primarily to the increase in our OneSource multivendor service offering, which we expanded in markets beyond our traditional customer base and services, as well as growth in our environmental, food and consumer safety and testing products. We also experienced continued growth in traditional chemical markets with the reduction of constraints on capital purchases to rebuild capacity as a result of the cyclical recovery and increased demand after the extended period of delayed capital investment.

Sales for the nine months ended October 3, 2010 were $653.8 million, as compared to $583.6 million for the nine months ended October 4, 2009, an increase of $70.2 million, or 12%, which includes an approximate 1% increase in sales attributable to favorable changes in foreign exchange rates and no net impact from acquisitions. The analysis in the remainder of this paragraph compares selected sales by market and product type for the nine months ended October 3, 2010, as compared to the nine months ended October 4, 2009, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Environmental Health segment reflects increases in environmental and safety and industrial markets sales of $39.3 million, and an increase in laboratory services market sales of $30.9 million. This increase in our Environmental Health segment sales during the nine months ended October 3, 2010 was due primarily to the increase in our OneSource multivendor service offering, which we expanded in markets beyond our traditional customer base and services, as well as growth in our environmental, food and consumer safety and testing products. We also experienced continued growth in traditional chemical markets with the reduction of constraints on capital purchases to rebuild capacity as a result of the cyclical recovery and increased demand after the extended period of delayed capital investment.

Operating income from continuing operations for the three months ended October 3, 2010 was $26.1 million, as compared to $11.3 million for the three months ended October 4, 2009, an increase of $14.8 million, or 132%. Amortization of intangible assets was $3.6 million and $3.7 million for the three months ended October 3, 2010 and October 4, 2009, respectively. Restructuring and lease charges were $6.4 million for the three months ended October 4, 2009 as a result of our Q3 2009 Plan. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions was income of $0.1 million for the three months ended October 3, 2010, as compared to an expense of $0.2 million for the three months ended October 4, 2009. Increased sales volume, productivity improvements and cost containment initiatives increased operating income for the three months ended October 3, 2010, which was partially offset by changes in product mix with growth in sales of lower gross margin product offerings, increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange.

Operating income from continuing operations for the nine months ended October 3, 2010 was $61.8 million, as compared to $42.4 million for the nine months ended October 4, 2009, an increase of $19.4 million, or 46%. Amortization of intangible assets was $10.4 million and $9.6 million for the nine months ended October 3, 2010 and October 4, 2009, respectively. Restructuring and lease charges were $4.0 million for the nine months ended October 3, 2010 as a result of our Q2 2010 Plan, as compared to $8.8 million for the nine months ended October 4, 2009 as a result of our Q1 2009 and Q3 2009 Plans. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $1.0 million for the nine months ended October 3, 2010, as compared to an expense of $0.4 million for the nine months ended October 4, 2009. Increased sales volume and cost containment initiatives increased operating income for the nine months ended October 3, 2010, which was partially offset by changes in product mix with growth in sales of lower gross margin product offerings, increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange.

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

On October 23, 2008, we announced that our Board had authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under our Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first nine months of fiscal year 2010, we did not repurchase any shares of our common stock in the open market under the Repurchase Program. As of October 3, 2010, approximately 13.0 million shares of our common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program.

Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first nine months of fiscal year 2010, we repurchased 46,572 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

On August 31, 2010, we entered into an agreement to sell our IDS business for approximately $500.0 million, $482.0 million net of payments for acquired cash balances, subject to adjustment for working capital as of the closing date. The divestiture of our IDS business is expected to reduce the complexity of our product offerings and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer will acquire our IDS business through the purchase of all outstanding stock of certain of our subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of certain assets and the assumption of certain liabilities held by us and our subsidiaries located in Singapore and Germany. The transaction is expected to close by the end of fiscal year 2010 and is subject to customary closing conditions. We expect to record a gain on the sale of our IDS business.

On November 5, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted and allows businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. We expect to carry back losses of approximately $43.6 million from fiscal year 2009 to fiscal year 2005. We expect this carryback will result in a federal income tax refund of approximately $8.7 million and the generation of general business tax credit carryforwards of approximately $6.6 million.

On April 27, 2010, we sold a facility in Boston, Massachusetts that was damaged in a fire in March 2005. Net proceeds from the sale were $11.0 million, and we recorded a gain of approximately $3.4 million in operating income.

At October 3, 2010, we had cash and cash equivalents of approximately $251.0 million and an amended senior unsecured revolving credit facility with $118.0 million available for additional borrowing.

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

Our pension plans have not experienced any material impact on liquidity or counterparty exposure due to the volatility in the credit markets. As a result of significant losses experienced in global equity markets during fiscal year 2008, although our pension funds had modest gains for fiscal year 2009 and the first nine months of fiscal year 2010, we are experiencing increased pension costs in fiscal year 2010. We could potentially experience increased costs in additional future periods for all pension plans. We may be required to fund our pension plans outside the United States with a contribution of up to $11.5 million by the end of fiscal year 2010, and we could potentially have to make additional funding payments in future periods for all pension plans. During the fiscal quarter ended October 3, 2010, we made a voluntary contribution of $30.0 million for the 2009 plan year to our defined benefit pension plan in the United States, to realize the benefit received from favorable tax provisions included in the Worker, Homeownership, and Business Assistance Act of 2009, as described above.

Cash Flows

Operating Activities. Net cash provided by continuing operations was $120.9 million for the nine months ended October 3, 2010, as compared to net cash provided by continuing operations of $72.2 million for the nine months ended October 4, 2009, an increase of $48.8 million. The increase in cash provided by operating activities for the nine months ended October 3, 2010 was a result of income from continuing operations of $93.4 million, depreciation and amortization of $65.9 million and restructuring and lease charges, net of $9.8 million. These amounts were partially offset by pre-tax gains of $28.9 million related to the required re-measurement to fair value of our previously held equity interest in the ICPMS Joint Venture and asset dispositions, and a net increase in working capital of $15.3 million. Contributing to the net increase in working capital for the nine months ended October 3, 2010, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $23.2 million and an increase in accounts receivable of $0.9 million, partially offset by an increase in accounts payable of $8.8 million. The increase in inventory overall was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements. The increase in accounts receivable was a result of higher sales volume during the first nine months of fiscal year 2010. The increase in accounts payable was primarily a result of the timing of disbursements during the first nine months of fiscal year 2010. Changes in accrued expenses, other assets and liabilities and other items, net, decreased cash provided by operating activities by $3.9 million for the nine months ended October 3, 2010, and primarily related to the timing of payments for tax, restructuring, and salary and benefits, and included the voluntarily contribution made during the third quarter of fiscal year 2010 of $30.0 million to our defined benefit pension plan in the United States for the 2009 plan year.

Investing Activities. Net cash used in continuing operations investing activities was $162.1 million for the nine months ended October 3, 2010, as compared to $115.3 million of net cash used in continuing operations investing activities for the nine months ended October 4, 2009. For the nine months ended October 3, 2010, we used $145.6 million of net cash for acquisitions and core technology purchases and $3.4 million for earn-out payments, acquired licenses and other costs in connection with these and other transactions. In addition, as part of the ICPMS Joint Venture, we gave Danaher non-cash consideration of $2.6 million for certain non-exclusive rights to intangible assets we own. Capital expenditures for the nine months ended October 3, 2010 were $22.9 million, primarily in the areas of tooling and other capital equipment purchases. Restricted cash balances increased for the nine months ended October 3, 2010 by $1.2 million. These cash outflows were partially offset by $11.0 million received during the second quarter of fiscal year 2010 from the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005.

Financing Activities. Net cash provided by continuing operations financing activities was $92.4 million for the nine months ended October 3, 2010, as compared to $26.5 million of net cash provided by continuing operations financing activities for the nine months ended October 4, 2009. For the nine months ended October 3, 2010, we repurchased approximately 46,572 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $1.0 million, including commissions. This compares to repurchases of approximately 1.0 million shares of our common stock, including 28,890 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for the nine months ended October 4, 2009, for a total cost of $14.6 million, including commissions. This use of cash was offset by proceeds from common stock option exercises of $15.3 million, including the related excess tax benefit, for the nine months ended October 3, 2010. This compares to the proceeds from common stock option exercises of $2.3 million, including the related excess tax benefit, for the nine months ended October 4, 2009. During the nine months ended October 3, 2010, debt borrowings from our amended senior unsecured revolving credit facility totaled $261.0 million, which was offset by debt reductions of $157.8 million. This compares to debt borrowings from our amended senior unsecured revolving credit facility of $339.5 million, which were offset by debt reductions of $276.0 million during the nine months ended October 4, 2009. We paid $24.7 million and $24.5 million in dividends during the nine months ended October 3, 2010 and October 4, 2009, respectively. In addition, we settled $0.1 million in contingent consideration recorded at the acquisition date fair value for acquisitions completed subsequent to fiscal year 2008 during the nine months ended October 3, 2010.

Borrowing Arrangements

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, we entered into an amended and restated senior unsecured revolving credit facility which provides for a $650.0 million facility through August 13, 2012. Letters of credit in the aggregate amount of approximately $14.0 million are treated as issued under this amended facility. We use the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin, or the base rate. The Eurocurrency margin as of October 3, 2010 was 40 basis points. The weighted average Eurocurrency interest rate as of October 3, 2010 was 0.26%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.66%. We had drawn down approximately $518.0 million of borrowings in U.S. Dollars under the facility as of October 3, 2010, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, which are consistent with those financial covenants contained in our previous senior revolving credit agreement. The financial covenants in our amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if our credit rating is down-graded below investment grade. We were in compliance with all applicable covenants as of October 3, 2010, and anticipate being in compliance for the duration of the term of the credit facility.

6% Senior Unsecured Notes. On May 30, 2008, we issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on May 30th and November 30th. We may redeem some or all of our 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in our 6% senior notes include debt-to-capital ratios which, if our credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. We were in compliance with all applicable covenants as of October 3, 2010, and anticipate being in compliance for the duration of the term of the notes.

We entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25% that were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss. During the fourth quarter of fiscal year 2008, we concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, we discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million in interest and other expense (income), net.

As of October 3, 2010, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $5.6 million, net of taxes of $3.6 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. We amortized into interest expense $1.5 million during the first nine months of fiscal year 2010 and $2.0 million during fiscal year 2009.

Dividends

Our Board declared regular quarterly cash dividends of $0.07 per share in each of the first three quarters of fiscal year 2010 and in each quarter of fiscal year 2009. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY) and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $116.7 million and $173.8 million as of October 3, 2010 and October 4, 2009, respectively. The fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days during both fiscal years 2010 and 2009.

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

We entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25% that were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive loss. During the fourth quarter of fiscal year 2008, we concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, we discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million in interest and other expense (income), net.

As of October 3, 2010, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $5.6 million, net of taxes of $3.6 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. We amortized into interest expense $1.5 million during the first nine months of fiscal year 2010 and $2.0 million during fiscal year 2009.

Interest Rate Risk—Sensitivity. Our 2009 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2009 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended October 3, 2010. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended October 3, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at October 3, 2010 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 1A.	Risk Factors

The following important factors affect our business and operations generally or affect multiple segments of our business and operations and are not materially different from those factors reported in our Quarterly Report on Form 10-Q for the period ended July 4, 2010:

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

Some of the businesses we acquire may be unprofitable or marginally profitable. Accordingly, the earnings or losses of acquired businesses may dilute our earnings. For these acquired businesses to achieve acceptable levels of profitability, we would have to improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations, such as incompatible management, information or other systems, cultural differences, unforeseen regulatory requirements, previously undisclosed liabilities or difficulties in predicting financial results. Additionally, if we are not successful in selling businesses we seek to divest, such as our IDS business, the activity of such businesses may dilute our earnings and we may not be able to achieve the expected benefits of such divestitures. As a result, our financial results may differ from our forecasts or the expectations of the investment community in a given quarter or over the long term.

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

Given the nature of the markets in which we participate, we cannot reliably predict future sales and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. Thus, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	changes in the level of economic activity in regions in which we do business,

•	changes in general economic conditions or government funding,

•	settlements of income tax audits,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	fluctuations in our effective tax rate,

•	changes in industries, such as pharmaceutical and biomedical,

•	changes in the portions of our sales represented by our various products and customers,

•	our ability to introduce new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	costs of raw materials, energy or supplies,

•	our ability to execute ongoing productivity initiatives,

•	changes in the volume or timing of product orders, and

•	changes in assumptions used to determine contingent consideration in acquisitions.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal quarter ended October 3, 2010. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

As of October 3, 2010, our total assets included $2.0 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

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

On July 3, 2010, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2010 that was paid in November 2010. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 5, 2010 – August 1, 2010	0	$0.00	0	12,999,167
August 2, 2010 – August 29, 2010	0	$0.00	0	12,999,167
August 30, 2010 – October 3, 2010	0	$0.00	0	12,999,167

Activity for quarter ended October 3, 2010	0	$0.00	0	12,999,167

(1)	On October 23, 2008, we announced that our Board had authorized us to repurchase up to 10.0 million shares of our common stock under the Repurchase Program. On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under our Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. We did not repurchase any shares of our common stock in the open market under the Repurchase Program in any of the first three quarters of the fiscal year 2010.
(2)	Our Board has authorized us to repurchase shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first quarter of fiscal year 2010, we repurchased 44,172 shares of our common stock for this purpose. During the second quarter of the fiscal year 2010, we repurchased 2,400 shares of our common stock for this purpose. During the third quarter of the fiscal year 2010, we did not repurchase any shares of our common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

2.1	Master Purchase and Sales Agreement between PerkinElmer, Inc. and IDS Acquisition Corp., dated as of August 31, 2010, filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 3, 2010 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Statements of Income for the three months and nine months ended October 3, 2010 and October 4, 2009, (ii) Condensed Consolidated Balance Sheets at October 3, 2010 and January 3, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2010 and October 4, 2009 and (iv) Notes to Condensed Consolidated Financial Statements.

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
Frank A. Wilson
Senior Vice President, Chief Financial Officer and Chief Accounting Officer

November 10, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Name

2.1	Master Purchase and Sales Agreement between PerkinElmer, Inc. and IDS Acquisition Corp., dated as of August 31, 2010, filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 3, 2010 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Statements of Income for the three months and nine months ended October 3, 2010 and October 4, 2009, (ii) Condensed Consolidated Balance Sheets at October 3, 2010 and January 3, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2010 and October 4, 2009 and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.