Form 10-K
period 2011-01-02
PERKINELMER INC
filed 2011-03-01
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐        No ☑

The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on July 2, 2010, was $2,294,406,705 based upon the last reported sale of $19.65 per share of common stock on July 2, 2010.

As of February 24, 2011, there were outstanding 113,379,810 shares of common stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2011 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business

Overview

We are a leading provider of technology, services and solutions to the diagnostics, research, environmental and safety, industrial and laboratory services markets. Through our advanced technologies, solutions, and services, we address critical issues that help to improve the health and safety of people and their environment.

We are a Massachusetts corporation, founded in 1947. Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 150 countries. As of January 2, 2011, we employed approximately 6,200 employees in our continuing operations. Our common stock is listed on the New York Stock Exchange under the symbol “PKI” and we are a component of the S&P 500 Index.

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

Our Strategy

Our strategy is to provide innovative products, solutions and services that drive productivity improvements in targeted high growth market segments and to develop value-added applications and solutions to foster further development and expansion of the markets we serve. To execute on our strategy and drive higher revenue growth, we focus on broadening our product and service offerings through the acquisition of innovative technology and expenditures for research and development. Our strategy includes:

•	Achieving significant growth in both of our core business segments, Human Health and Environmental Health, through strategic acquisitions and licensing;

•	Accelerating innovation through both internal research and development and third-party collaborations and alliances;

•	Strengthening our position within key markets, by expanding our product and service offerings and maintaining superior product quality;

•	Utilizing our share repurchase programs to help drive shareholder value; and

•	Attracting, retaining and developing talented and motivated employees.

Recent Developments

As part of our strategy to grow our core businesses, we have recently acquired the following businesses:

Business Combinations and Asset Purchases:

Acquisition of chemagen Biopolymer-Technologie AG. In February 2011, we acquired all of the outstanding stock of chemagen Biopolymer-Technologie AG (“chemagen”). chemagen manufactures and sells nucleic acid sample preparation systems and reagents utilizing M-PVA magnetic bead technology. We expect this acquisition to enhance our genetic screening business by expanding our product offerings to diagnostics, academic and industrial end markets. We paid the shareholders of chemagen approximately $35.0 million in cash at the closing for the stock of chemagen, plus potential additional consideration of up to $20.3 million. The purchase price is also subject to potential adjustments for chemagen’s indebtedness, working capital as of the closing date, and indemnification obligations of chemagen’s equity holders. We expect to report the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of VisEn Medical Inc. In July 2010, we acquired all of the outstanding stock of VisEn Medical Inc. (“VisEn”). VisEn is an in vivo molecular imaging technology company. We expect this acquisition to enhance our cellular imaging business by expanding our technologies and capabilities into preclinical research undertaken in academic institutes and pharmaceutical companies. We paid the equity holders of VisEn $23.0 million in cash for the stock of VisEn, of which $18.2 million was paid at closing and an additional amount of $4.8 million is held in an escrow account to secure potential adjustments for VisEn’s indebtedness, working capital as of the closing date, and indemnification obligations of VisEn’s equity holders. During the fourth quarter of fiscal year 2010, we finalized the purchase price and related allocation resulting in an increase in deferred tax assets, included in long-term liabilities, of $8.5 million and a decrease in goodwill of $8.5 million. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Signature Genomic Laboratories, LLC. In May 2010, we acquired all of the outstanding stock of SGL Newco, Inc., the parent company of Signature Genomic Laboratories, LLC (“Signature Genomic”). Signature Genomic is a provider of diagnostic cytogenetic testing of chromosome abnormalities in individuals with unexplained physical and developmental disabilities. We expect this acquisition to expand our existing genetic testing business and expand our position in early detection of disease, specifically in the molecular diagnostics market. We paid the equity holders of Signature Genomic $90.0 million in cash, of which $77.5 million was paid at closing and an additional amount of $12.5 million is held in an escrow account to secure certain adjustments for Signature Genomic’s indebtedness, working capital as of the closing date, and indemnification obligations of Signature Genomic’s equity holders. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Remaining Interest in the Inductively Coupled Plasma Mass Spectrometry Joint Venture. In May 2010, we acquired the remaining fifty percent equity interest in our joint venture (the “ICPMS Joint Venture”) with the company previously known as MDS, Inc. for the development and manufacturing of our Inductively Coupled Plasma Mass Spectrometry (“ICPMS”) product line and other related tangible assets from DH Technologies Development Pte Ltd., a subsidiary of Danaher Corporation (“Danaher”). We expect this acquisition will help support the continued success of the premier ICPMS product line by allowing us to direct development with a dedicated and consistent approach. The fair value of the acquisition was $67.7 million, including cash consideration of $35.0 million, non-cash consideration of $2.6 million for certain non-exclusive rights to intangible assets we own, and $30.4 million representing the fair value of our fifty percent equity interest in the ICPMS Joint Venture held prior to the acquisition. We recognized a pre-tax gain of $25.6 million from the re-measurement to fair value of our previously held equity interest in the ICPMS Joint Venture. This pre-tax gain is reported in interest and other (income) expense, net, for fiscal year 2010. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

We recently took the following additional actions to further strengthen our core businesses:

Restructuring:

During fiscal year 2010, we incurred a $12.6 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. We also recognized an $11.6 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. Our management approved these plans principally to shift resources to higher growth geographic regions and end markets and to reduce resources in response to the continued economic downturn and its impact on demand in certain other end markets. The restructuring costs for the closure of excess facility space were offset by the recognition of a $3.0 million gain that had been deferred from a previous sales-leaseback transaction on this facility. We also recorded a pre-tax restructuring reversal of $2.3 million relating to our previous restructuring plans due to lower than expected costs associated with workforce reductions in Europe within both the Human Health and Environmental Health segments. The pre-tax restructuring activity associated with these plans has been reported as restructuring expenses and is included as a component of operating expenses from continuing operations. We expect the impact of immediate cost savings from these restructuring plans on operating results and cash flows to approximately offset the increased spending in higher growth regions and the decline in revenue from certain products, respectively. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we will incur offsetting costs.

Discontinued Operations:

Divestiture of Illumination and Detection Solutions Business. In November 2010, we sold our Illumination and Detection Solutions (“IDS”) business, which was included in our Environmental Health segment, for approximately $500.0 million, $482.0 million net of payments for acquired cash balances, subject to an adjustment for working capital as of the closing date. We expect the divestiture of our IDS business to reduce the complexity of our product offerings and organizational structure, and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer acquired our IDS business through the purchase of all outstanding stock of certain of our subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of related assets and the assumption of liabilities held by us and certain of our subsidiaries located in Singapore and Germany. We recognized a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, in the fourth quarter of fiscal year 2010 as a result of the sale of our IDS business. The gain was recognized as a gain on the disposition of discontinued operations.

Divestiture of Photoflash Business. In June 2010, we sold our Photoflash business for approximately $13.5 million, including a net working capital adjustment, plus potential additional consideration. We recognized a pre-tax gain of $4.4 million, inclusive of the net working capital adjustment, in fiscal year 2010 as a result of the sale. The gain was recognized as a gain on the disposition of discontinued operations.

As part of our ongoing business strategy, we also took the following action:

Share Repurchase Program:

On October 23, 2008, we announced that our Board of Directors (our “Board”) authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal year 2008, we repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $18.0 million, including commissions, under the Repurchase Program. During fiscal year 2009, we repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the Repurchase Program. During fiscal year 2010, we repurchased approximately 3.0 million shares of common stock in the open market at an aggregate cost of $71.5 million, including commissions, under the Repurchase Program. As of January 2, 2011, approximately 10.0 million shares of our common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program. From January 3, 2011 through February 24, 2011, we repurchased approximately 3.0 million shares of common stock in the open market at an aggregate cost of $80.6 million, including commissions, under the Repurchase Program.

Business Segments and Products

We report our business in two segments: Human Health and Environmental Health. We performed our annual impairment testing on January 4, 2010, the annual impairment date for our reporting units, and based on the first step of the impairment process (the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value), we concluded that there was no goodwill impairment.

Human Health Segment

Our Human Health segment concentrates on developing diagnostics, tools and applications to help detect diseases earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within the Human Health segment, we serve both the diagnostics and research markets. Our Human Health segment generated sales of $796.3 million in fiscal year 2010.

Diagnostics Market:

We provide early detection for genetic disorders from pre-conception to early childhood, as well as digital x-ray flat panel detectors for the diagnostics market. Our screening products are designed to provide early and accurate insights into the health of expectant mothers during pregnancy and into the health of their newborns. Our instruments, reagents and software test and screen for disorders and diseases, including Down syndrome, infertility, anemia and diabetes. Our digital x-ray flat panel detectors are used by physicians to make faster and more accurate diagnoses of conditions ranging from broken bones to reduced blood flow in vascular systems. In addition, our digital x-ray flat panel detectors improve oncology treatments by focusing radiation directly at tumors.

Research Market:

In the research market, we provide a broad suite of solutions including reagents, liquid handling and detection technologies that enable researchers to improve the drug discovery process. These applications, solutions and services enable pharmaceutical companies to create better therapeutics by helping to bring such products to market faster and more efficiently. Our research portfolio includes a wide range of systems consisting of instrumentation for automation and detection solutions, cellular imaging and analysis hardware and software, and a portfolio of consumables products, including drug discovery and research reagents. We sell our research solutions to pharmaceutical, biotechnology and academic research customers globally.

Principal Products:

Our principal products for Human Health applications include:

Diagnostics:

•

The DELFIA® Xpress screening platform is a complete solution for prenatal screening, including a fast, continuous loading system supported by kits for both first and second trimester analyses, and clinically validated LifeCycle™ software.

•	The NeoGram™ MS/MS AAAC in vitro diagnostic kit is used to support detection of metabolic disorders in newborns by tandem mass spectrometry.

•

The Ultra-Screen® screening protocol is used to provide a first trimester prenatal screening service by combining ultrasound measurement of the fluid accumulation behind the neck of the fetus with maternal serum markers. It is designed to assess patient-specific risk for Down syndrome, trisomy 18 and other chromosomal abnormalities.

•	The Spectral Genomics array comparative genomic hybridization service provides gene expression validation, molecular karyotyping and genome profiling.

•	The GSP® Neonatal hTSH, 17µ-OHP, GALT and IRT kits are used for screening congenital neonatal conditions from a drop of blood.

•	The NeoBase Non-derivatized MSMS kit analyzes newborn blood samples for measurement of amino acids and analytes for specific disease states.

•	The child health system steroid profiling kit and data suite software is the first commercial clinical endocrinology assay that can simultaneously measure ten different steroids in biological samples.

•	BACs-on-Beads™ (“BoBs™”) technology rapidly and cost effectively detects chromosomal abnormalities.

•

The amorphous silicon digital x-ray flat panel detectors contain an enabling technology for digital x-ray imaging that replaces film and produces improved image resolution and diagnostic capability in applications such as radiography, cardiology, angiography and cancer treatments.

Research:

•

The radiometric detection solutions, including over 1,100 NEN® radiochemicals, the Tri-carb® and MicroBeta[2]® families of liquid scintillation counters, which are used for beta, gamma and luminescence counting in microplate formats, are utilized in research, environmental and drug discovery applications.

•

The Columbus™ data management system archives, manages, retrieves and protects images and analyzes results. The Columbus™ software, which is part of that system, is a flexible, convenient solution for high-volume image storage and management.

•

The Opera® and Operetta® confocal microplate imaging reader enables high content screening and automated image analysis for cell-based assays, providing reliable and meaningful results for decision making to drug discovery and basic cellular science research laboratories.

•

The UltraVIEW® VoX 3D™ live cell imaging system is a high-resolution, high speed, confocal imaging system that allows for the observation and measurement of cellular and molecular processes in real time.

•

The Volocity® high performance imaging software suite is a solution for 3D and 4D cellular image acquisition and analysis. Volocity® software allows data visualization, publication, restoration, volumetric measurement and analysis. Using Volocity® software, cell images can be directly acquired or the data seamlessly imported from a diverse range of fluorescence microscopy systems.

•

The EnVision® multi-label reader can be used in a wide range of high-throughput screening applications, including those utilizing AlphaLISA® and/or AlphaScreen® technology, and features two detectors (enabling simultaneous dual wavelength reading), below emission reading, barcode readers, a high speed laser and flash lamp light sources, and adjustment of measurement height function.

•

The JANUS® Automated Workstation, an automation and liquid handling system, is designed for the efficient automation of sample preparation procedures utilized in pharmaceutical, biotech, and research applications.

•

The cell::explorer™ and plate::handler™ automated workstations allow integration of multiple laboratory instrumentation using a centralized robotic interface, allowing higher throughput and turnkey-application focused solutions.

•

Over 100 patented no-wash AlphaLISA® high-sensitivity assay kits provide for the detection of a broad range of small biomolecular to large protein complexes in a variety of sample types including serum, plasma, cell lysates and cell supernatants.

•	A wide range of homogeneous biochemical and cellular assay reagents are used for the major drug discovery targets such as G-protein coupled receptors, kinases and epigenetic modification enzymes.

•	Proprietary LANCE® Ultra assay platform is validated for over 300 kinases.

•	Over 60 validated AlphaScreen® SureFire® kits are designed for homogeneous detection of cellular phosphorylation events.

•	A broad portfolio of recombinant G protein-coupled receptors (“GPCR”) and Ion Channel cell lines includes over 300 products and 120 ready-to use frozen cell lines for a wide range of disease areas.

•	TSA™ Plus biotin kits can increase sensitivity of histochemistry and cytochemistry as much as 10 to 20 times.

•

The EnSpire™ multimodal plate reader is compatible with high performance Alpha, quad-monochromators for fluorescence intensity and absorbance, ultra-sensitive luminescence and temperature control, delivers high performance detection and easy-to-use software in an affordable platform, and is designed to be adaptable for any size laboratory.

•	Western BLAST™ kits, a novel approach to chromogenic Western Blotting, amplify signal and yield sensitivity comparable to chemiluminescent techniques.

•

3H and 14C Catalog Radiochemicals, Scintillation Proximity Assay reagents and CytoStar-T® plate assets, were acquired from GE Healthcare. This asset acquisition plus our novel 3H and 125I radiochemicals, increased our portfolio to over 1,100 NEN® radiochemicals.

New Products:

Significant new products introduced or acquired for Human Health applications in fiscal year 2010 include:

Diagnostics:

•	The DELFIA® Xpress PlGF assay, a new part of our DELFIA® Xpress System, is designed to help clinicians screen pregnant women for early-onset pre-eclampsia during their first trimester of pregnancy.

•

The prenatal BoBs™ in vitro diagnostic (“IVD”) assay for rapid prenatal testing of multiple genetic diseases, for use in the European Union is the first IVD product from the BoBs™ proprietary multiplexed bead-based technology product family.

•

Through the acquisition of Signature Genomic, Signature’s microarray diagnostic technology is offered for both pre-natal and post-natal identification of DNA alterations associated with genetic disease.

•	New imaging sub-systems for cancer treatment are available through our joint development and marketing agreement with LinaTech.

•

The new XRD 0822 and XRD 1622 digital x-ray flat panel detectors provide non-destructive testing applications including pipeline inspection, film replacement, manufacturing inspection, 3D Cone Beam Ct and PCB inspection.

Research:

•	Our first panel of homogeneous assays for detecting epigenetic histone modifications, is based on our proprietary Alpha and LANCE® Ultra platforms.

•

A new version of Columbus™ Image data management and analysis software is now available; Columbus Scope™ software suite is designed for microscopy labs providing an affordable, ready-to-go solution for managing the large volumes of data that cellular imaging experiments generate over time.

•

Volocity® 5.4 software added support for a range of new file formats opening our 3D analysis software to even more scientists producing fluorescence images. Enhancements to the acquisition software improve the speed of the UltraVIEW® VoX™ and improvements to 3D stitching application are designed to enable accurate 3D analysis of large specimens in applications including developmental biology, cancer biology and neurobiology.

•

The Columbus™ 2.0 image data management software platform is a new edition of our flagship HCS data management software for cellular imaging and analysis. The Western lighting™ ultra chemiluminescent substrate kit is designed for demanding applications for measuring post-translational modifications of weakly expressed proteins.

•	The LANCE® Ultra cAMP detection kit facilitates screening of complex G-protein coupled receptors for therapeutic research.

•

Twelve new cell lines and 72 frozen cells have been added to our portfolio. We provide the largest collection of validated cell lines for GPCR research and high throughput screening (“HTS”)-friendly cellular testing for agonist and antagonist pharmacology.

•

Our AlphaLISA® “No-Wash” research products were expanded with the introduction of 28 new highly sensitive cell signaling pathway and biomarker research assay kits that provide researchers with additional data to help advance the study of diseases including cancer, inflammatory and neurodegenerative disorders.

•

The in vivo fluorescence agent portfolio and fluorescence molecular tomographic (“FMT”) imaging systems acquired through our purchase of VisEn provide true quantitative imaging data that can be useful for identifying and characterizing a range of disease biomarkers and therapeutic efficacy in animal models.

•

The Western Lighting™ Ultra chemiluminescent kits were designed for measuring post-translational modifications of weakly expressed proteins. With sensitivity, a wide range and stable signal, this kit helps reduce the use of primary antibodies by tenfold, providing more information from smaller samples for faster and more economical research outcomes.

•

Volocity® Demo™, a fully functional free version of our award-winning Volocity® 3D image analysis software, was released to allow researchers to evaluate the software’s analysis capabilities in their own time for an unlimited period.

•

Expanding our small robotic portfolio with the addition of three new plate::handler™ workstations allow customers access to robotic automation capabilities with a compact footprint and more affordable price.

•

New stacker and dispenser options for EnSpire™ give customers even more flexibility and better performance in a variety of key assays. The dispenser allows volumes as low as 1µl to be dispensed, making it ideal for assay miniaturization. It also features cell dispensing capabilities and is well designed for multi-user environments.

•

WinPREP® 4.7 with the new JANUS® Application Assistant was launched to provide a new user interface, enhanced application support and more validated protocols for better integration with third-party devices and our other laboratory instruments such as the EnSpire™ Multimode Plate Reader and compatible dispensers and stackers.

Brand Names:

Our Human Health segment offers additional products under various brand names, including AlphaLISA®, AlphaScreen®, AutoDELFIA®, Envision®, Evolution™, Genoglyphix®, JANUS®, LANCE®, LifeCycle™, NEN®, MultiPROBE®, NTD Labs®, Opera®, Packard®, ScanArray™, Specimen Gate™, ViaCord®, VICTOR™, Wizard®, and XRD amorphous silicon FPDs™.

Environmental Health Segment

Our Environmental Health segment provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental and safety, industrial and laboratory services markets. Our Environmental Health segment generated sales of $908.0 million in fiscal year 2010.

Environmental and Safety Markets:

For the environmental and safety markets, we provide analytical technologies that address the quality of our environment, sustainable energy development, and help ensure safer food and consumer products.

Our technologies are used to detect and help reduce the impact products and industrial processes may have on our environment. For example, our water quality solutions help ensure the purity of the world’s water supply by detecting harmful substances, such as trace metal, organic, pesticide, chemical and radioactive contaminants.

Through the products, training, support and service offerings of our EcoAnalytix™ initiative, we deliver systems that combine applications, methodologies, standard operating procedures and training for the specific analyses required.

We provide a variety of solutions that detect the presence of potentially dangerous materials, including lead and phthalates, in toys and other consumer products to help ensure their safety for use or consumption. Our solutions are also used to identify and prevent counterfeiting of medicine and other goods. Our methods and analyses are transferable throughout the supply chain so our customers keep pace with industry and international regulations and certifications.

Industrial Market:

We provide analytical instrumentation and digital x-ray detectors for the industrial market which includes the semiconductor, chemical, petrochemical, lubricant, construction, office equipment and quality assurance industries.

Laboratory Services Market:

We have over 1,350 service engineers to support our customers throughout the world and to help them improve the productivity of their labs. Our OneSource® service business strategy is aligned with customer’s needs to consolidate laboratory services and improve efficiencies within their labs.

Principal Products:

Our principal products for Environmental Health applications include:

•

The Clarus® series of gas chromatographs, gas chromatographs/mass spectrometers and the TurboMatrix™ family of sample-handling equipment are used for compound identification and quantization in the environmental, forensics, food and beverage, hydrocarbon processing/biofuels, materials testing, pharmaceutical and semiconductor industries.

•

The atomic spectroscopy family of instruments, including the AAnalyst™ series of atomic absorption spectrometers, the Optima™ family of inductively coupled plasma (“ICP”) optical emission spectrometers and the NexION® family of ICP mass spectrometers, are used in the environmental and chemical industries, among others, to determine the elemental content of a sample.

•

The Raman spectroscopy instruments provide laboratories with the ability to analyze solids, liquids, powders, gels, slurries and aqueous solutions in bulk or to address variations in sample distribution with imaging. The technology applies to a wide range of sectors including pharmaceuticals, industrial, forensics and academia and permits automatic high throughput screening of materials such as foods and pharmaceuticals.

•

The DMA 8000, a thermal analysis system, is used by scientists in the polymers, composites, pharmaceutical, and food and beverage industries for applications ranging from simple quality control to advanced research.

•

The Spectrum™ high performance Fourier transform infrared and Fourier transform near-infrared spectrometers provide a wide range of capabilities for infrared analysis in pharmaceuticals, fine chemicals, polymers, plastics and many other industries.

•

The Flexar™ liquid chromatography platform, which is controlled by the new Chromera® chromatography data system, incorporates a new ergonomic industrial design to deliver a wide range of pressure and detector options to address the application needs of high pressure liquid chromatography laboratories. These systems are used to identify and quantify compounds for applications in the environmental, food, beverage, and pharmaceutical industries.

•

The DSC 8000 and 8500 feature a second generation, power controlled double furnace designed to provide fast heating and cooling rates required to accurately understand how materials behave under different conditions.

•

LABWORKS™ 6.2 delivers a laboratory information management system with a zero footprint Web client, which can be effectively deployed with minimal user training and is designed to consistently perform on a wide variety of Web browsers.

New Products:

New products introduced or acquired for Environmental Health applications in fiscal year 2010 include:

•

The Flexar™ SQ 300 MS Single-Quad LC/MS detection system enables efficient and reliable ionization of compounds in both positive and negative modes for the efficient analysis of a broad range of analytes.

•

The NexION® 300 inductively coupled plasma mass spectrometer, with patented Universal Cell Technology™, allow analysts to choose the most appropriate technique for a specific sample or application, maximizing productivity without compromising sensitivity or performance.

•	The Atomax™ line of 1.5 inch hollow cathode lamps are designed as high quality lighting sources that can be used with any 1.5 inch format commercial atomic absorption spectrometer.

•

The Velocity series capillary GC columns are fused silica columns designed for standard laboratory applications on the Clarus® GC and any other commercial GC instrument. The columns provide a combination of efficiency, performance and price and are used in the environmental, petrochemical, food and pharmaceutical industries.

Brand Names:

Our Environmental Health segment offers additional products under various brand names, including Chromera™, EcoAnalytix®, HyperDSC®, LAMBDA™, LABWORKS™, OneSource®, and Spectrum™.

Marketing

All of our businesses market their products and services directly through their own specialized sales forces. As of January 2, 2011, we employed approximately 3,000 sales and service representatives operating in approximately 35 countries and marketing products and services in more than 150 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

Raw Materials, Key Components and Supplies

Each of our businesses uses a wide variety of raw materials, key components and supplies that are generally available from alternate sources of supply and in adequate quantities from domestic and foreign sources. We generally have multi-year contracts, with no minimum purchase requirements, with certain of our suppliers. For certain critical raw materials, key components and supplies required for the production of some of our principal products, we have qualified only a limited or a single source of supply. We periodically purchase quantities of some of these critical raw materials in excess of current requirements, in anticipation of future manufacturing needs. With sufficient lead times, we believe we would be able to qualify alternative suppliers for each of these raw materials and key components. See the applicable risk factor in “Item 1A. Risk Factors” for an additional description of this issue.

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

Research and Development

Research and development expenditures were approximately $95.4 million during fiscal year 2010, approximately $90.8 million during fiscal year 2009, and approximately $93.0 million during fiscal year 2008.

We directed our research and development efforts in fiscal years 2010, 2009 and 2008 primarily toward the diagnostics and research markets within our Human Health segment, and the environmental and safety, industrial and laboratory services markets within our Environmental Health segment, in order to help accelerate our growth initiatives. We expect to continue our strong investments in research and development to drive growth during fiscal year 2011, and to continue to emphasize the diagnostics and research markets within our Human Health segment, and the environmental and safety, industrial and laboratory services markets within our Environmental Health segment.

Environmental Matters

Our operations are subject to various foreign, federal, state and local environmental and safety laws and regulations. These requirements include those governing uses, emissions and discharges of hazardous substances, the remediation of contaminated soil and groundwater, the regulation of radioactive materials, and the health and safety of our employees.

We may have liability under the Comprehensive Environmental Response Compensation and Liability Act and comparable state statutes that impose liability for investigation and remediation of contamination without regard to fault, in connection with materials that we or our former businesses sent to various third-party sites. We have incurred, and expect to incur, costs pursuant to these statutes.

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $6.0 million as of January 2, 2011, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

In addition, during the second quarter of fiscal year 2007, we settled an insurance claim resulting from a fire that occurred at our facility in Boston, Massachusetts in March 2005. We accrued $9.7 million representing our management’s estimate of the total cost for decommissioning the building, including environmental matters, which was damaged in the fire. We paid $2.5 million during fiscal year 2009, $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building. We sold the building on April 27, 2010. Net proceeds from the sale were $11.0 million, and we recorded a pre-tax gain of $3.4 million in operating income.

We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Employees

As of January 2, 2011, we employed approximately 6,200 employees in our continuing operations, compared to employing approximately 8,200 employees in our continuing operations one year earlier. The primary reason for the decrease in the number of our employees is due to the sale of our IDS business, which was partially offset by investments in higher growth geographic regions. Several of our subsidiaries are parties to contracts with labor unions and workers’ councils. As of January 2, 2011, we employed an aggregate of approximately 800 union and workers’ council employees. We consider our relations with employees to be satisfactory.

Financial Information About Reporting Segments

The expenses for our corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, have been included as “Corporate” below. We have a process to allocate and recharge expenses to the reportable segments when such costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in our calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of our operating segments.

The table below sets forth sales and operating income (loss) by reporting segment for fiscal years 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)
Human Health
Sales	$796,310	$731,649	$768,659
Operating income from continuing operations	96,474	80,581	79,743
Environmental Health
Sales	908,036	819,117	891,009
Operating income from continuing operations	92,295	75,518	106,153
Corporate
Operating loss from continuing operations	(35,168)	(34,177)	(38,269)
Continuing Operations
Sales	$1,704,346	$1,550,766	$1,659,668
Operating income from continuing operations	153,601	121,922	147,627
Interest and other (income) expense, net (see Note 5)	(8,383)	15,787	44,039

Income from continuing operations before income taxes	$161,984	$106,135	$103,588

Discontinued operations have not been included in the preceding table.

Additional information relating to our reporting segments for fiscal years 2010, 2009 and 2008 is as follows:

	Depreciation and Amortization Expense			Capital Expenditures
	2010	2009	2008	2010	2009	2008
	(In thousands)			(In thousands)
Human Health	$61,346	$54,287	$52,614	$17,341	$17,945	$20,313
Environmental Health	26,284	24,272	23,212	15,005	5,684	11,755
Corporate	1,533	2,203	1,550	1,300	1,887	3,201

Continuing operations	$89,163	$80,762	$77,376	$33,646	$25,516	$35,269

Discontinued operations	$10,177	$12,377	$16,381	$9,090	$7,073	$10,135

	Total Assets
	January 2, 2011	January 3, 2010
	(In thousands)
Human Health	$1,772,695	$1,656,462
Environmental Health	1,376,248	1,164,603
Corporate	60,203	27,516
Net current and long-term assets of discontinued operations	227	210,459

Total assets	$3,209,373	$3,059,040

Financial Information About Geographic Areas

Both of our reporting segments conduct business in, and derive substantial revenue from, various countries outside the United States. During fiscal year 2010, we had $1,034.4 million in sales from our international operations, representing approximately 61% of our total sales. During fiscal year 2010, we derived approximately 43% of our international sales from our Human Health segment, and approximately 57% of our international sales from our Environmental Health segment. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales in the future.

We are exposed to the risks associated with international operations, including exchange rate fluctuations, regional and country-specific political and economic conditions, foreign receivables collection concerns, trade protection measures and import or export licensing requirements, tax risks, staffing and labor law concerns, intellectual property protection risks, and differing regulatory requirements. Additional geographic information is discussed in Note 22 to our consolidated financial statements included in this annual report on Form 10-K.

Item 1A.    Risk Factors

The following important factors affect our business and operations generally or affect multiple segments of our business and operations and are not materially different from those factors reported in our Quarterly Report on Form 10-Q for the period ended October 3, 2010:

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

We have operations in many parts of the world. The health of the global economy has a significant impact on our business. The global economy, which experienced a significant downturn throughout 2008 and 2009, including the effects of the credit market crisis and the resulting impact on the finance and banking industries, volatile currency exchange rates and energy costs, inflation concerns, decreased consumer confidence, reduced corporate profits and capital expenditures, and liquidity concerns, began showing signs of gradual improvement in 2010. However, while some economic indicators improved, the overall rate of global recovery experienced during the course of 2010 has been uneven and the recovery is still uncertain. There can be no assurance that any of the recent economic improvements will be sustainable, or that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position, or our ability to access capital. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Political changes, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location. In addition, our global manufacturing facilities face risks to their production capacity that may relate to natural disasters, labor relations or regulatory compliance. While certain of these risks can be hedged in a limited way using financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful. In addition, our ability to engage in such mitigation has decreased or become even more costly as a result of recent market developments.

If we do not introduce new products in a timely manner, we may lose market share and be unable to achieve revenue growth targets.

We sell many of our products in industries characterized by rapid technological change, frequent new product and service introductions, and evolving customer needs and industry standards. Many of the businesses competing with us in these industries have significant financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities, and established distribution channels to deliver products to customers. Our products could become technologically obsolete over time, or we may invest in technology that does not lead to revenue growth or continue to sell products for which the demand from our customers is declining, in which case we may lose market share or not achieve our revenue growth targets. The success of our new product offerings will depend upon several factors, including our ability to:

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

We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisitions of chemagen, VisEn and Signature Genomic, and our purchase of the remaining interest in the ICPMS Joint Venture. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

•	competition among buyers and licensees,

•	the high valuations of businesses and technologies,

•	the need for regulatory and other approval, and

•	our inability to raise capital to fund these acquisitions.

Some of the businesses we acquire may be unprofitable or marginally profitable. Accordingly, the earnings or losses of acquired businesses may dilute our earnings. For these acquired businesses to achieve acceptable levels of profitability, we would have to improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations, such as incompatible management, information or other systems, cultural differences, unforeseen regulatory requirements, previously undisclosed liabilities or difficulties in predicting financial results. Additionally, if we are not successful in selling businesses we seek to divest, the activity of such businesses may dilute our earnings and we may not be able to achieve the expected benefits of such divestitures. As a result, our financial results may differ from our forecasts or the expectations of the investment community in a given quarter or over the long term.

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

Given the nature of the markets in which we participate, we cannot reliably predict future sales and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. As a result, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal year ended January 2, 2011. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates,

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions,

•	trade protection measures and import or export licensing requirements,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	adverse income tax audit settlements or loss of previously negotiated tax incentives,

•	differing business practices associated with foreign operations,

•	difficulty in transferring cash between international operations and the United States,

•	difficulty in staffing and managing widespread operations,

•	differing labor laws and changes in those laws,

•	differing protection of intellectual property and changes in that protection,

•	increasing global enforcement of anti-bribery and anti-corruption laws, and

•	differing regulatory requirements and changes in those requirements.

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

As of January 2, 2011, our total assets included $1.9 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

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

On October 27, 2010, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2010, which was paid in February 2011. On January 24, 2011, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2011 that is payable in May 2011. In the future, our Board may reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item  2.    Properties

As of January 2, 2011, our continuing operations occupied approximately 2,076,000 square feet in over 90 locations. We own approximately 549,000 square feet of this space, and lease the balance. We conduct our operations in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 9 states and 31 foreign countries.

Facilities outside of the United States account for approximately 1,239,000 square feet of our owned and leased property, or approximately 60% of our total occupied space.

Our real property leases are both short-term and long-term. We believe that our properties are well-maintained and are adequate for our present requirements.

The following table indicates, as of January 2, 2011, the approximate square footage of real property owned and leased attributable to the continuing operations of both of our reporting segments:

	Owned	Leased	Total
	(In square feet)
Human Health	541,754	903,648	1,445,402
Environmental Health	7,399	571,378	578,777
Corporate offices	—	51,889	51,889

Continuing operations	549,153	1,526,915	2,076,068

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

We believe we have meritorious defenses to the matter described above, and we are contesting the action vigorously. While this matter is subject to uncertainty, in the opinion of our management, based on its review of the information available at this time, the resolution of this matter will not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at January 2, 2011 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.    Reserved

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are our executive officers as of March 1, 2011. No family relationship exists between any one of these officers and any of the other executive officers or directors.

Name	Position	Age
Robert F. Friel	Chief Executive Officer, President, and Director	55
Frank A. Wilson	Senior Vice President, Chief Financial Officer, and Chief Accounting Officer	52
Joel S. Goldberg	Senior Vice President, General Counsel, and Secretary	42
Daniel R. Marshak	Senior Vice President, Chief Scientific Officer, and President—Emerging Diagnostics	53
John R. Letcher	Senior Vice President, Human Resources	49

Robert F. Friel, 55. Mr. Friel was named our Chief Executive Officer in February 2008. Mr. Friel joined us in February 1999 as our Senior Vice President and Chief Financial Officer. In 2004, he was named Executive Vice President and Chief Financial Officer with responsibility for business development and information technology, in addition to his oversight of the finance function. In January 2006, he was named our Vice Chairman, President of Life and Analytical Sciences and elected to our Board. In July 2007, he was named President and Chief Operating Officer, effective August 1, 2007. From 1980 to 1999, he held several senior management positions with AlliedSignal, Inc., now Honeywell International. He holds a Bachelor of Arts degree in economics from Lafayette College and a Master of Science degree in taxation from Fairleigh Dickinson University. Mr. Friel is a Director of CareFusion Corporation and serves on the Board of Trustees for the March of Dimes Foundation.

Frank A. Wilson, 52. Mr. Wilson joined us in May 2009 as Senior Vice President, Chief Financial Officer and Chief Accounting Officer. Prior to joining us in May 2009, Mr. Wilson held key financial and business management roles over 12 years at the Danaher Corporation, including Corporate Vice President of Investor Relations; Group Vice President of Business Development; Group Vice President of Finance for Danaher Motion Group; President of Gems Sensors; and Group Vice President of Finance for the Industrial Controls Group. Before joining Danaher, Mr. Wilson worked for several years at AlliedSignal Inc., now Honeywell International, where he last served as Vice President of Finance and Chief Financial Officer for Commercial Aviations Systems. Prior to joining AlliedSignal Inc., he worked at PepsiCo Inc. in financial and controllership positions of increasing responsibility, E.F. Hutton and Company, and KPMG Peat Marwick. Mr. Wilson received a Bachelor’s degree in business administration from Baylor University and is also a Certified Public Accountant.

Joel S. Goldberg, 42. Mr. Goldberg joined us in July 2008 as our Senior Vice President, General Counsel and Secretary. Prior to joining us in July 2008, Mr. Goldberg served as Vice President, Chief Compliance Officer and Secretary for Millennium Pharmaceuticals, Inc. During his seven years with Millennium, he focused in the areas of mergers and acquisitions, strategic alliances, investment and financing transactions, securities and healthcare related compliance, and employment law. Before joining Millennium, Mr. Goldberg was an associate at the law firm of Edwards & Angell, LLP, focusing on emerging companies, venture capital, securities and merger-related work. Mr. Goldberg graduated from the Northeastern University School of Law and also holds a Masters in Business Administration from Northeastern University. He completed his undergraduate degree at the University of Wisconsin-Madison.

Daniel R. Marshak, 53. Dr. Marshak was appointed our Senior Vice President in April 2008, having joined us as our Chief Scientific Officer in May 2006. In addition to these responsibilities, in May 2010, Dr. Marshak was appointed President of our Emerging Diagnostics business. Dr. Marshak previously held the position of President, Greater China for us. Prior to joining us, Dr. Marshak was with Cambrex Corporation since 2000, most recently as Vice President and Chief Technology Officer for Biotechnology. Dr. Marshak also previously held the positions of Senior Vice President and Chief Scientific Officer for Osiris Therapeutics, Inc. and Senior Staff Investigator, Cold Spring Harbor Laboratory. Dr. Marshak received his Bachelor of Arts degree in biochemistry and molecular biology from Harvard University, and his doctorate in biochemistry and cell biology from The Rockefeller University. Dr. Marshak performed postdoctoral research in pharmacology at Vanderbilt University and the National Institute of Health. Dr. Marshak is the author of more than 100 scientific publications and an inventor on six United States patents.

John R. Letcher, 49. Mr. Letcher was appointed our Senior Vice President of Human Resources, effective February 1, 2010. He joined us in 1999 as our Vice President of Human Resources for the Optoelectronics business unit and, in 2003, was named Vice President of Human Resources for the Life and Analytical Sciences business unit. In 2008, Mr. Letcher was named our Vice President Human Resources for all of our business units. Previously, he served as Director of Human Resources of ABB Americas, Inc., the U.S. subsidiary of an international engineering company. Prior to that, Mr. Letcher held the positions of Business Controller in ABB Americas, Inc.’s US Power Generation Gas Turbine Power business; Vice President of Finance for General Ship Corporation and Senior Auditor for Arthur Andersen. Mr. Letcher holds a Bachelor of Science degree in accounting and information technology from Boston College.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is listed and traded on the New York Stock Exchange. The following table sets forth the high and low per share closing sale prices for our common stock on that exchange for each quarter in fiscal years 2010 and 2009.

	2010 Fiscal Quarters
	First	Second	Third	Fourth
High	$24.31	$25.19	$23.18	$26.14
Low	19.82	19.65	18.89	22.64

	2009 Fiscal Quarters
	First	Second	Third	Fourth
High	$15.02	$17.99	$20.15	$20.99
Low	11.00	13.02	15.97	18.45

As of February 24, 2011, we had approximately 6,434 holders of record of our common stock.

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 4, 2010—October 31, 2010	0	$0.00	0	12,999,167
November 1, 2010—November 28, 2010	1,800,000	$23.76	1,800,000	11,199,167
November 29, 2010—January 2, 2011	1,210,979	$23.90	1,200,000	9,999,167

Activity for quarter ended January 2, 2011	3,010,979	$23.82	3,000,000	9,999,167

(1)	On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the fourth quarter of fiscal year 2010, we repurchased approximately 3.0 million shares of common stock in the open market at an aggregate cost of $71.5 million, including commissions, under the Repurchase Program. As of January 2, 2011, approximately 10.0 million shares of our common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program. From January 3, 2011 through February 24, 2011, we repurchased approximately 3.0 million shares of common stock in the open market at an aggregate cost of $80.6 million, including commissions, under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
(2)

Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the fourth quarter of fiscal year 2010, we repurchased 10,979 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends

During fiscal years 2010 and 2009, we declared regular quarterly cash dividends on our common stock. The table below sets forth the cash dividends per share that we declared on our common stock during each of those fiscal years, by quarter.

	2010 Fiscal Quarters				2010 Total
	First	Second	Third	Fourth
Cash dividends per common share	$0.07	$0.07	$0.07	$0.07	$0.28

	2009 Fiscal Quarters				2009 Total
	First	Second	Third	Fourth
Cash dividends per common share	$0.07	$0.07	$0.07	$0.07	$0.28

While it is our current intention to pay regular quarterly cash dividends, any decision to pay future cash dividends will be made by our Board and will depend on our earnings, financial condition and other factors. Our Board may reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources. For further information related to our stockholders’ equity, see Note 18 to our consolidated financial statements included in this annual report on Form 10-K.

Stock Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and a Peer Group Index for the five fiscal years from January 1, 2006 to January 2, 2011. Our Peer Group Index comprises the following companies: Affymetrix, Inc., Beckman Coulter, Inc., Thermo Fisher Scientific Inc. (formerly known as Thermo Electron Corporation), and Waters Corporation.

Comparison of Five-Year Cumulative Total Return

PerkinElmer, Inc. Common Stock, S&P Composite-500 and

Peer Group Indices

TOTAL RETURN TO SHAREHOLDERS

(Includes reinvestment of dividends)

	January 1, 2006	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010	January 2, 2011
PerkinElmer, Inc.	$100.00	$95.59	$113.60	$58.80	$92.17	$117.08
S&P 500 Index	$100.00	$115.80	$122.16	$76.96	$97.33	$111.99
Peer Group	$100.00	$114.46	$151.16	$79.65	$120.83	$142.03

Item 6.    Selected Financial Data

The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended January 2, 2011. We derived the selected historical financial information as of and for each of the fiscal years in the three-year period ended January 2, 2011 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information as of and for the fiscal years ended December 30, 2007 and December 31, 2006 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. As with our consolidated financial statements for the fiscal years ended January 3, 2010 and December 28, 2008, we adjusted the information in the consolidated financial statements for the fiscal years ended December 30, 2007 and December 31, 2006, where appropriate, to account for our discontinued operations.

Our historical financial information may not be indicative of our future results of operations or financial position.

The following selected historical financial information should be read together with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the related notes, included elsewhere in this annual report on Form 10-K.

	Fiscal Years Ended
	January 2, 2011	January 3, 2010	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands, except per share data)
Income Statement Data:
Sales	$1,704,346	$1,550,766	$1,659,668	$1,436,470	$1,220,825
Operating income from continuing operations(1)(2)(3)	153,601	121,922	147,627	120,604	94,469
Interest and other (income) expense, net(4)(5)(6)	(8,383)	15,787	44,039	15,890	2,072
Income from continuing operations before income taxes	161,984	106,135	103,588	104,714	92,397
Income from continuing operations, net of income taxes(7)(8)(9)(11)	135,922	74,335	90,890	90,926	68,458
Income from discontinued operations and dispositions, net of income taxes(10)(11)(12)	247,997	11,264	35,519	40,760	51,125

Net income	$383,919	$85,599	$126,409	$131,686	$119,583

Basic earnings per share:
Continuing operations	$1.16	$0.64	$0.77	$0.76	$0.55
Discontinued operations	2.12	0.10	0.30	0.34	0.41

Net income	$3.28	$0.74	$1.07	$1.11	$0.96

Diluted earnings per share:
Continuing operations	$1.15	$0.64	$0.77	$0.75	$0.54
Discontinued operations	2.10	0.10	0.30	0.34	0.40

Net income	$3.25	$0.73	$1.07	$1.09	$0.95

Weighted-average common shares outstanding:
Basic:	117,109	116,250	117,659	118,916	125,203
Diluted:	117,982	116,590	118,687	120,605	126,512
Cash dividends per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of
	January 2, 2011	January 3, 2010	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Balance Sheet Data:
Total assets(10)(13)	$3,209,373	$3,059,040	$2,931,767	$2,949,337	$2,510,322
Short-term debt(13)	2,255	146	40	562	1,153
Long-term debt(13)(14)(15)	424,000	558,197	509,040	516,078	151,781
Stockholders’ equity(16)(17)(18)	1,925,818	1,628,957	1,567,943	1,575,277	1,577,730
Common shares outstanding(18)	115,715	117,023	117,112	117,585	123,255

(1)	We adopted the authoritative guidance for stock compensation on January 2, 2006. The total incremental pre-tax compensation expense recorded in continuing operations related to stock options was $6.2 million in fiscal year 2010, $7.9 million in fiscal year 2009, $9.2 million in fiscal year 2008, $8.5 million in fiscal year 2007 and $8.2 million in fiscal year 2006.
(2)	We incurred pre-tax restructuring and lease charges (reversals), net, of $19.0 million in fiscal year 2010, $18.0 million in fiscal year 2009, $6.7 million in fiscal year 2008, $13.9 million in fiscal year 2007, and ($2.0) million in fiscal year 2006.
(3)	We settled an insurance claim resulting from a fire that occurred in one of our facilities in March 2005. As a result of that settlement, we recorded pre-tax gains of $15.3 million in fiscal year 2007. We sold the building on April 27, 2010. Net proceeds from the sale were $11.0 million, and we recorded a pre-tax gain of $3.4 million in operating income.
(4)	In fiscal year 2007, we entered into forward interest rate contracts with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%. These contracts were intended to hedge movements in interest rates prior to our expected debt issuance. During fiscal year 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. We also discontinued forward interest rate contracts with notional amounts totaling $150.0 million during fiscal year 2008. The discontinued cash flow hedges were immediately settled with counterparties, and the $17.5 million loss was recognized as interest and other (income) expense, net.
(5)	In May 2010, we acquired the remaining fifty percent equity interest in the ICPMS Joint Venture. The fair value of the acquisition was $67.7 million, including cash consideration of $35.0 million, non-cash consideration of $2.6 million for certain non-exclusive rights to intangible assets we own, and $30.4 million representing the fair value of our fifty percent equity interest in the ICPMS Joint Venture held prior to the acquisition. We recognized a pre-tax gain of $25.6 million from the re-measurement to fair value of our previously held equity interest in the ICPMS Joint Venture. This pre-tax gain is reported in interest and other (income) expense, net, for fiscal year 2010.
(6)	In fiscal year 2008, interest expense was $23.7 million due to higher outstanding debt balances with the issuance of our 6% senior unsecured notes that primarily related to the purchase of ViaCell, Inc.(“ViaCell”), which was partially offset by lower interest rates on our amended senior unsecured revolving credit facility.
(7)	The fiscal year 2010 effective tax rate on continuing operations of 16.1% was largely due to the favorable impact related to the gain on the previously held equity interest in the ICPMS Joint Venture.
(8)	The fiscal year 2008 effective tax rate on continuing operations of 12.3% was largely due to a $15.6 million benefit related to the settlement of various income tax audits.
(9)	The fiscal year 2007 effective tax rate on continuing operations of 13.2% was largely due to a $18.6 million benefit related to the settlement of an income tax audit.
(10)	In November 2010, we sold our IDS business for approximately $500.0 million, $482.0 million net of payments for acquired cash balances, subject to an adjustment for working capital as of the closing date. We recognized a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, in fiscal year 2010 as a result of the sale of our IDS business. The gain was recognized as a gain on the disposition of discontinued operations.

(11)

In fiscal year 2008, our Board approved separate plans to shut down our ViaCyte SM and Cellular Therapy Technology businesses, and our Cellular Screening Fluorescence and Luminescence workstations, Analytical Proteomics Instruments and Proteomics and Genomics Instruments businesses. We recognized a pre-tax loss of $12.8 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value.

(12)	In fiscal year 2006, we sold substantially all of the assets of the Semiconductor business of our historic Fluid Sciences segment for approximately $25.7 million, including a net working capital adjustment, plus potential additional contingent consideration. We recognized a pre-tax gain of $3.8 million, exclusive of additional contingent consideration.
(13)	In fiscal year 2007, we completed the tender offer for all of the outstanding shares of common stock of ViaCell. Aggregate consideration for this transaction was approximately $295.8 million in cash, which excludes $31.8 million in acquired cash. In connection with this acquisition, we entered into a $300.0 million unsecured interim credit facility to pay the purchase price and transactional expenses of this acquisition. This unsecured interim credit facility matured on March 31, 2008, at which point we paid in full the outstanding balance. The source of funds for the repayment was comprised of our on-hand cash and cash equivalents, and borrowings under our amended and restated senior unsecured revolving credit facility. We classified the $300.0 million of outstanding borrowings on the unsecured interim credit facility as long-term debt in fiscal year 2007.
(14)	In May 2008, we issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured.
(15)	In June 2009, our consolidated subsidiary exercised the right to terminate the receivables purchase agreement with a third-party financial institution releasing both parties of their rights, liabilities and obligations under this agreement. We had an undivided interest in the receivables that had been sold to the third-party financial institution under this agreement of $40.0 million as of December 28, 2008 and $45.0 million as of each December 30, 2007, and December 31, 2006.
(16)	In fiscal year 2006, we adopted the authoritative guidance on the balance sheet recognition requirements for employee benefit plans. The impact of this adoption was a reduction to accumulated other comprehensive loss of $32.7 million, a reduction to other assets of $26.6 million, an increase to current liabilities of $7.3 million, an increase to current assets of $0.7 million and a reduction to long-term liabilities of $0.4 million, with no impact to our consolidated statements of operations or consolidated statements of cash flows.
(17)	In fiscal year 2007, we adopted the authoritative guidance on accounting for uncertainty in income taxes. The impact of this adoption was an increase to retained earnings of $3.6 million and a reduction to accrued liabilities of $3.6 million, with no impact to our consolidated statements of operations or consolidated statements of cash flows.
(18)	In fiscal year 2010, we repurchased in the open market approximately 3.0 million shares of our common stock at an aggregate cost of $71.5 million, including commissions. In fiscal year 2009, we repurchased in the open market approximately 1.0 million shares of our common stock at an aggregate cost of $14.2 million, including commissions. In fiscal year 2008, we repurchased in the open market approximately 3.0 million shares of our common stock at an aggregate cost of $75.5 million, including commissions. In fiscal year 2007, we repurchased in the open market approximately 8.1 million shares of our common stock at an aggregate cost of $203.0 million, including commissions. In fiscal year 2006, we repurchased in the open market approximately 8.9 million shares of our common stock at an aggregate cost of $190.1 million, including commissions. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. These repurchases were made pursuant to our stock repurchase programs announced in October 2008, modified in August 2010, and in November 2006.

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

Accounting Period

Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal year ended January 2, 2011 included 52 weeks. The fiscal years ended January 3, 2010 and December 28, 2008 included 53 weeks and 52 weeks, respectively. The fiscal year ended January 1, 2012 will include 52 weeks.

Overview of Fiscal Year 2010

During fiscal year 2010, we continued to see positive signs of recovery from the global economic contraction across most of our end markets and geographies, in addition to good performance from investments in our ongoing technology and sales and marketing initiatives. Our overall sales in fiscal year 2010 increased $153.6 million, or 10%, as compared to fiscal year 2009, reflecting an increase of $64.7 million, or 9%, in our Human Health segment sales and an increase of $88.9 million, or 11%, in our Environmental Health segment sales. The increase in our Human Health segment sales during fiscal year 2010 was due primarily to increased demand for our medical imaging products with the expansion of panel usage for diagnostic, oncology and non-medical applications and the easing of capital budget constraints in major hospitals in the diagnostics market, as well as increased growth in the academic sector for both instruments and reagents in the research market. These increases were partially offset by the impact of lower birth rates in the United States and tight inventory management in state and national labs for neonatal screening in the diagnostics market, as well as continued constrained capital spending within our pharmaceutical customers in the research market, particularly in the area of high throughput screening. Customer consolidations in the pharmaceutical market also had an unfavorable impact on our research business. The increase in our Environmental Health segment sales during fiscal year 2010 was due primarily to the increase in our OneSource® multivendor service offering, which we expanded in markets beyond our traditional customer base and services, as well as growth in our environmental, food and consumer safety and testing products. We also experienced continued growth in traditional chemical markets with the reduction of constraints on capital purchases to rebuild capacity as a result of the cyclical recovery and increased demand after the extended period of delayed capital investment.

In our Human Health segment, we experienced strong growth in sales in the diagnostics market related to increased demand for our medical imaging products and continued growth in our prenatal offerings within the genetic screening business during fiscal year 2010 as compared to fiscal year 2009. The increased demand for our medical imaging products resulted from improved market conditions that lessened the constraints on medical providers’ capital budgets, allowing us to increase our customer base, as well as expanding into non-medical applications. The performance within our genetic screening business was driven by continued expansion of prenatal screening platforms, with broad-based growth experienced across all major geographies, particularly in China with continued expansion of our newborn screening business through our acquisition of Sym-Bio LifeScience Co., Ltd. (“Sym-Bio”) in fiscal year 2009. In the research market, demand for our reagents and instrumentation was encouraging in the academic sector. We saw strong demand for our high-end Opera® cellular imaging systems, EnSpire™ plate readers and proprietary Alpha detection reagents, which are all specifically developed to address the growing needs of the academic sector. We are refocusing resources to meet our pharmaceutical customer’s evolving needs. As these customers shift their spending on downstream technologies in pre-clinical research, we are well positioned with our in-vivo imaging offering, available through our newly acquired VisEn business. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that even with continued pressure on lab budgets and credit availability, the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as creating better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.

In our Environmental Health segment, our laboratory services business enables our customers to drive efficiencies, increase production time and reduce maintenance costs, all of which continue to be critical for our customers. During fiscal year 2010, we continued to grow by adding new customers to our OneSource® multivendor service offering, which we expanded in markets beyond our traditional customer base and services. Sales of environmental, food and consumer safety and testing products grew in fiscal year 2010 due to the continued global need for robust contaminant identification solutions, particularly for trace metals analysis in water. This trend drove the demand for our inorganic analysis solutions such as our Optima 7000 and our recently launched NexION® mass spectrometer. We also continued to experience strong demand for quality and safety assurance testing equipment in food and pharmaceuticals throughout the global supply chain. In addition, we continued to see signs of recovery in our traditional chemical markets with the reduction of constraints on capital purchases to rebuild capacity as a result of the cyclical recovery and increased demand after an extended period of delayed capital investments. We believe that the need for increased inspection, testing and tracking of contaminants will continue to drive increased demand for our products.

Our consolidated gross margins decreased approximately 60 basis points in fiscal year 2010 as compared to fiscal year 2009 due to changes in product mix, with growth in sales of lower gross margin product offerings, partially offset by productivity improvements and cost containment initiatives. Our consolidated operating margin improved approximately 120 basis points in fiscal year 2010 as compared to fiscal year 2009, primarily the result of increased sales volume and cost containment initiatives, partially offset by restructuring activities, increased pension expenses, initial costs on key growth initiatives and the early stage dilution from our recent acquisitions, specifically Signature Genomic and VisEn.

We believe we are well positioned to continue to take advantage of the improved spending trends in our end markets and to promote our efficiencies in markets where current conditions may increase demand for certain services. Overall, we believe that our strategic focus on Human Health and Environmental Health coupled with our breadth of end markets, deep portfolio of technologies and applications, leading market positions, global scale and financial strength will provide us with a strong foundation for continued growth.

Consolidated Results of Continuing Operations

Sales

2010 Compared to 2009. Sales for fiscal year 2010 were $1,704.3 million, as compared to $1,550.8 million for fiscal year 2009, an increase of $153.6 million, or 10%, which includes an approximate 2% increase in sales attributable to acquisitions and no net impact from changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment sales for fiscal year 2010 as compared to fiscal year 2009 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects a $64.7 million, or 9%, increase in our Human Health segment sales, due to an increase in diagnostics market sales of $54.5 million and an increase in research market sales of $10.2 million. Our Environmental Health segment sales increased $88.9 million, or 11%, due to increases in environmental and safety and industrial markets sales of $47.5 million, and an increase in laboratory services market sales of $41.4 million.

2009 Compared to 2008. Sales for fiscal year 2009 were $1,550.8 million, as compared to $1,659.7 million for fiscal year 2008, a decrease of $108.9 million, or 7%, which includes an approximate 3% decrease in sales attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for fiscal year 2009 as compared to fiscal year 2008 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total decrease in sales reflects a $37.0 million, or 5%, decrease in our Human Health segment sales, due to a decrease in diagnostics market sales of $22.8 million and a decrease in research market sales of $14.2 million. Our Environmental Health segment sales decreased $71.9 million, or 8%, due to decreases in environmental and safety and industrial markets sales of $81.7 million, partially offset by an increase in laboratory services market sales of $9.8 million.

Cost of Sales

2010 Compared to 2009. Cost of sales for fiscal year 2010 was $945.7 million, as compared to $851.8 million for fiscal year 2009, an increase of approximately $93.9 million, or 11%. As a percentage of sales, cost of sales increased to 55.5% in fiscal year 2010 from 54.9% in fiscal year 2009, resulting in a decrease in gross margin of approximately 60 basis points to 44.5% in fiscal year 2010 from 45.1% in fiscal year 2009. Amortization of intangible assets increased and was $42.5 million for fiscal year 2010, as compared to $36.3 million for fiscal year 2009. Stock option expense decreased and was $0.6 million for fiscal year 2010, as compared to $1.2 million for fiscal year 2009. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2009 added an expense of approximately $1.1 million for fiscal year 2009. The decrease in gross margin was primarily the result of changes in product mix, with growth in sales in fiscal year 2010 primarily of lower gross margin product offerings, partially offset by increased sales volume, productivity improvements and cost containment initiatives.

2009 Compared to 2008. Cost of sales for fiscal year 2009 was $851.8 million, as compared to $926.0 million for fiscal year 2008, a decrease of approximately $74.2 million, or 8%. As a percentage of sales, cost of sales decreased to 54.9% in fiscal year 2009 from 55.8% in fiscal year 2008, resulting in an increase in gross margin of approximately 90 basis points to 45.1% in fiscal year 2009 from 44.2% in fiscal year 2008. Amortization of intangible assets increased and was $36.3 million for fiscal year 2009, as compared to $35.7 million for fiscal year 2008. Stock option expense decreased and was $1.2 million for fiscal year 2009, as compared to $1.4 million for fiscal year 2008. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2009 added an expense of approximately $1.1 million for fiscal year 2009. The increase in gross margin was primarily the result of the combined favorable impact of changes in product mix, especially growth in sales of higher gross margin product offerings, productivity improvements and cost containment initiatives, partially offset by lower demand.

Selling, General and Administrative Expenses

2010 Compared to 2009. Selling, general and administrative expenses for fiscal year 2010 were $490.7 million, as compared to $468.3 million for fiscal year 2009, an increase of approximately $22.4 million, or 5%. As a percentage of sales, selling, general and administrative expenses were 28.8% in fiscal year 2010, compared to 30.2% in fiscal year 2009. Amortization of intangible assets increased and was $16.6 million for fiscal year 2010, as compared to $15.8 million for fiscal year 2009. Stock option expense decreased and was $5.1 million for fiscal year 2010, as compared to $6.3 million for fiscal year 2009. The gain on the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005 was $3.4 million for fiscal year 2010. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $2.8 million for fiscal year 2010 and $1.7 million for fiscal year 2009. The increase in selling, general and administrative expenses was primarily the result of increased sales and marketing expenses, particularly in emerging territories, increased pension expense and foreign exchange, partially offset by cost containment initiatives.

2009 Compared to 2008. Selling, general and administrative expenses for fiscal year 2009 were $468.3 million, as compared to $486.4 million for fiscal year 2008, a decrease of approximately $18.1 million, or 4%. As a percentage of sales, selling, general and administrative expenses were 30.2% in fiscal year 2009, compared to 29.3% in fiscal year 2008. Amortization of intangible assets increased and was $15.8 million for fiscal year 2009, as compared to $15.0 million for fiscal year 2008. Stock option expense decreased and was $6.3 million for fiscal year 2009, as compared to $7.3 million for fiscal year 2008. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions completed in fiscal year 2009 added an expense of approximately $1.7 million for fiscal year 2009. The decrease in selling, general and administrative expenses was primarily the result of cost containment initiatives, partially offset by increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange.

Research and Development Expenses

2010 Compared to 2009. Research and development expenses for fiscal year 2010 were $95.4 million, as compared to $90.8 million for fiscal year 2009, an increase of $4.6 million, or 5%. As a percentage of sales, research and development expenses decreased to 5.6% in fiscal year 2010, as compared to 5.9% in fiscal year 2009. Amortization of intangible assets decreased and was $1.6 million for fiscal year 2010, as compared to $2.0 million for fiscal year 2009. Research and development expenses also included stock option expense of $0.4 million for each of the fiscal years 2010 and 2009. We directed research and development efforts similarly during fiscal years 2010 and 2009, primarily toward the diagnostics and research markets within our Human Health segment, and the environmental and safety, and laboratory service and support markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

2009 Compared to 2008. Research and development expenses for fiscal year 2009 were $90.8 million, as compared to $93.0 million for fiscal year 2008, a decrease of $2.3 million, or 2%. As a percentage of sales, research and development expenses increased to 5.9% in fiscal year 2009, as compared to 5.6% in fiscal year 2008. Amortization of intangible assets decreased and was $2.0 million for fiscal year 2009, as compared to $2.1 million for fiscal year 2008. Research and development expenses also included stock option expense of $0.4 million for each of the fiscal years 2009 and 2008. We directed research and development efforts similarly during fiscal years 2009 and 2008, primarily toward the diagnostics and research markets within our Human Health segment, and the environmental and safety, and laboratory service and support markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

Restructuring and Lease Charges, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with our growth strategy and the integration of our business units. Restructuring and lease charges, net, for fiscal year 2010 were a $19.0 million charge, as compared to an $18.0 million charge for fiscal year 2009 and a $6.7 million charge for fiscal year 2008.

The following table summarizes our restructuring accrual balances and related activity by restructuring plan during fiscal years 2010, 2009 and 2008:

	Balance at 12/30/2007	2008 Charges and Changes in Estimates, net	2008 Amounts paid	Balance at 12/28/2008	2009 Charges and Changes in Estimates, net	2009 Amounts paid	Balance at 01/03/2010	2010 Charges	2010 Reclassi- fication of Deferred Gain	2010 Amounts paid	2010 Changes in Estimates	Balance at 01/02/2011
Previous Plans	$12,654	$7,783	$(11,220)	$9,217	$(684)	$(2,756)	$5,777	$—	$—	$(1,501)	$(542)	$3,734
Q1 2009 Plan	—	—	—	—	7,191	(3,983)	3,208	—	—	(1,360)	(1,235)	613
Q3 2009 Plan	—	—	—	—	10,607	(5,242)	5,365	—	—	(2,778)	(497)	2,090
Q2 2010 Plan	—	—	—	—	—	—	—	10,802	143	(6,693)	—	4,252
Q4 2010 Plan	—	—	—	—	—	—	—	10,365	2,840	(1,283)	—	11,922

Restructuring	12,654	7,783	(11,220)	9,217	17,114	(11,981)	14,350	21,167	2,983	(13,615)	(2,274)	22,611
Lease charges	3,115	(383)	(377)	2,355	874	(1,147)	2,082	70	—	(1,666)	—	486

Total restructuring and lease charges	$15,769	$7,400	$(11,597)	$11,572	$17,988	$(13,128)	$16,432	$21,237	$2,983	$(15,281)	$(2,274)	$23,097

The restructuring plan for the fourth quarter of fiscal year 2010 was intended principally to shift resources to higher growth geographic regions and end markets. The restructuring plans for the second quarter of fiscal year 2010 and the third quarter of fiscal year 2009 were intended principally to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets. The restructuring plan for the first quarter of fiscal year 2009 was intended principally to reduce resources in response to the economic downturn and its impact on demand in certain end markets. The activities associated with these plans have been reported as restructuring expenses and are included as a component of operating expenses from continuing operations. We expect the impact of immediate cost savings from these restructuring plans on operating results and cash flows to approximately offset the increased spending in higher growth regions and the decline in revenue from certain products, respectively. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we will incur offsetting costs.

Q4 2010 Plan

During the fourth quarter of fiscal year 2010, our management approved a plan to shift resources to higher growth geographic regions and end markets (our “Q4 2010 Plan”). As a result of our Q4 2010 Plan, we recognized a $5.6 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. We also recognized a $7.6 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space was offset by the recognition of a $2.8 million gain that had been deferred from a previous sales-leaseback transaction on this facility.

As part of our Q4 2010 Plan, we reduced headcount by 113 employees. All notifications and actions related to our Q4 2010 Plan were completed by January 2, 2011. All employee relationships have been severed and we anticipate that the remaining severance payments of $7.9 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012. We also anticipate that the remaining payments of $4.1 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable leases.

The following table summarizes the components of our Q4 2010 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$4,220	$4,575	$8,795
Closure of excess facility space, net of deferred gain	1,227	343	1,570

Total	5,447	4,918	10,365
Reclassification of deferred gain on excess facility space	126	2,714	2,840

Total	$5,573	$7,632	$13,205

Q2 2010 Plan

During the second quarter of fiscal year 2010, our management approved a plan to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets (our “Q2 2010 Plan”). As a result of our Q2 2010 Plan, we recognized a $7.0 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space was offset by the recognition of a $0.1 million gain that had been deferred from a previous sales-leaseback transaction on this facility. We also recognized a $3.9 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities.

As part of our Q2 2010 Plan, we reduced headcount by 115 employees. All notifications and actions related to our Q2 2010 Plan were completed by July 4, 2010. All employee relationships have been severed and we anticipate that the remaining severance payments of $2.2 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2011. We also anticipate that the remaining payments of $2.1 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

The following table summarizes the components of our Q2 2010 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$5,146	$3,921	$9,067
Closure of excess facility space, net of deferred gain	1,735	—	1,735

Total	$6,881	$3,921	$10,802
Reclassification of deferred gain on excess facility space	143	—	143

Total	$7,024	$3,921	$10,945

Q3 2009 Plan

During the third quarter of fiscal year 2009, our management approved a plan to reduce resources in anticipation of the economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets (our “Q3 2009 Plan”). As a result of our Q3 2009 Plan, we recognized a $4.3 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. We also recognized a $6.3 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities. During fiscal year 2010, we recorded a pre-tax restructuring reversal of $0.5 million relating to our Q3 2009 Plan due to lower than expected costs associated with the workforce reductions in Europe within both of our Human Health and Environmental Health segments.

As part of our Q3 2009 Plan, we reduced headcount by 131 employees. All notifications and actions related to our Q3 2009 Plan were completed by October 4, 2009. All employee relationships have been severed and we anticipate that the remaining severance payments of $2.0 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2011. We also anticipate that the remaining payments of $0.1 million for the closure of the excess facility will be paid through fiscal year 2011, in accordance with the terms of the applicable lease.

The following table summarizes the components of our Q3 2009 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$3,824	$6,343	$10,167
Closure of excess facility	440	—	440

Total	$4,264	$6,343	$10,607

Q1 2009 Plan

During the first quarter of fiscal year 2009, our management approved a plan to reduce resources in anticipation of the economic downturn and its impact on demand in certain end markets (our “Q1 2009 Plan”). As a result of our Q1 2009 Plan, we recognized a $4.8 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. We also recognized a $2.4 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. During fiscal year 2010, we recorded a pre-tax restructuring reversal of $1.2 million relating to our Q1 2009 Plan due to lower than expected costs associated with the workforce reductions in Europe within both of our Human Health and Environmental Health segments.

As part of our Q1 2009 Plan, we reduced headcount by 106 employees. All notifications and actions related to our Q1 2009 Plan were completed by April 5, 2009. All employee relationships have been severed and we anticipate that the remaining severance payments of $0.4 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2011. We also anticipate that the remaining payments of $0.2 million for the closure of the excess facility will be paid through fiscal year 2012, in accordance with the terms of the applicable lease.

The following table summarizes the components of our Q1 2009 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$4,551	$2,182	$6,733
Closure of excess facility	224	234	458

Total	$4,775	$2,416	$7,191

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2008 were workforce reductions related to the integration of our businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both our Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During fiscal year 2010, we paid $1.5 million related to these plans, recorded a reversal of $0.9 million related to lower than expected costs associated with workforce reductions in Europe within both the Human Health and Environmental Health segments, and recorded a charge of $0.4 million to reduce the estimated sublease rental payments reasonably expected to be obtained for an excess facility in Europe within our Environmental Health segment. As of January 2, 2011, we had approximately $3.7 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities in both our Human Health and Environmental Health segments. Payments for these leases, the terms of which vary in length, will be made through fiscal year 2022.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, we were required to guarantee the lease obligations that the buyer assumed related to the lease for the building in which the business operated. The lease obligations continue through March 2011. While we assigned our interest in the lease to the buyer at the time of the sale of the business, the buyer subsequently defaulted under the lease, and the lessor sought reimbursement from us. We recorded a charge of $2.7 million in fiscal year 2007 related to payments for this lease obligation. The buyer filed for bankruptcy protection during the third quarter of fiscal year 2008 and was delinquent in making both its lease payments and payments for certain building expenses. The buyer ceased operations in the third quarter of fiscal year 2009 and vacated the property. We recorded an additional charge of $0.9 million during the third quarter of fiscal year 2009 related to waste removal and restoration costs, and reduced the estimated sublease rental payments reasonably expected to be obtained for the property. We also recorded an additional charge of $0.1 million during the second quarter of fiscal year 2010 to further reduce the estimated sublease rental payments reasonably expected to be obtained for the property. We were required to make payments for these obligations of $1.7 million during fiscal year 2010, $1.1 million during fiscal year 2009, and $0.4 million during fiscal year 2008. The remaining balance of this accrual as of January 2, 2011 was $0.5 million.

Interest and Other (Income) Expense, Net

Interest and other (income) expense, net, consisted of the following:

	2010	2009	2008
	(In thousands)
Interest income	$(832)	$(1,035)	$(4,023)
Interest expense	15,891	16,008	23,652
Gains on step acquisition	(25,586)	—	—
Discontinuance and settlement of forward interest rate contracts	—	—	17,478
Gains on disposition of investments, net	—	—	(1,158)
Other expense, net	2,144	814	8,090

Total interest and other (income) expense, net	$(8,383)	$15,787	$44,039

2010 Compared to 2009. Interest and other (income) expense, net for fiscal year 2010 was income of $8.4 million, as compared to an expense of $15.8 million for fiscal year 2009, an increase of $24.2 million. The increase in interest and other (income) expense, net, in fiscal year 2010 as compared to fiscal year 2009 was primarily due to the pre-tax gain of $25.6 million related to the required re-measurement to fair value of our previously held equity interest in the ICPMS Joint Venture. Interest expense decreased by $0.1 million and interest income decreased by $0.2 million in fiscal year 2010 as compared to fiscal year 2009, primarily due to lower interest rates. Other expenses for fiscal year 2010 as compared to fiscal year 2009 increased by $1.3 million, which consisted primarily of expenses related to foreign currency transactions and foreign currency translation. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

2009 Compared to 2008. Interest and other (income) expense, net for fiscal year 2009 was an expense of $15.8 million, as compared to an expense of $44.0 million for fiscal year 2008, a decrease of $28.3 million. The decrease in interest and other (income) expense, net, in fiscal year 2009 as compared to fiscal year 2008 was primarily due to the discontinuance and settlement of forward interest rate contracts with a $17.5 million loss that was recognized into interest expense during fiscal year 2008, as well as lower interest rates on outstanding debt balances, partially offset by the increase in the mix of our fixed rate versus variable rate debt. Interest income decreased $3.0 million as a result of lower interest rates on lower cash balances. Other expenses for fiscal year 2009 as compared to fiscal year 2008 decreased by $7.3 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation.

Provision for Income Taxes

2010 Compared to 2009. The fiscal year 2010 provision for income taxes on continuing operations was $26.1 million, as compared to a provision of $31.8 million for fiscal year 2009. The effective tax rate on continuing operations was 16.1% for fiscal year 2010 as compared to 30.0% for fiscal year 2009. The lower effective tax rate in fiscal year 2010 was primarily due to (i) the favorable impact related to the gain on the previously held equity interest in the ICPMS Joint Venture, and (ii) the favorable settlement of several income tax audits worldwide during fiscal year 2010. See Note 6 to our consolidated financial statements included in this annual report on Form 10-K for further discussion of these settlements.

2009 Compared to 2008. The fiscal year 2009 provision for income taxes on continuing operations was $31.8 million, as compared to a provision of $12.7 million for fiscal year 2008. The effective tax rate on continuing operations was 30.0% for fiscal year 2009 as compared to 12.3% for fiscal year 2008. The higher effective tax rate in fiscal year 2009 was primarily due to an increase in the expected mix of profits from higher tax rate jurisdictions in fiscal year 2009 as compared to fiscal year 2008 and reflects the favorable settlement of several income tax audits worldwide in fiscal year 2008. See Note 6 to our consolidated financial statements included in this annual report on Form 10-K for further discussion of these settlements.

Discontinued Operations

As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of January 2, 2011 and January 3, 2010.

We recorded the following pre-tax gains and losses, which have been reported as a gain (loss) on disposition of discontinued operations during the three fiscal years ended:

	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Gain on disposition of Illumination and Detection Solutions business	$315,324	$—	$—
Gain on disposition of Photoflash business	4,369	—	—
Gain (loss) on disposition of certain instrument businesses	102	398	(4,831)
Loss on disposition of ViaCyte SM and Cellular Therapy Technology businesses	(78)	(1,309)	(8,010)
Net loss on disposition of other discontinued operations	(1,821)	(2,080)	(431)

Net gain (loss) on disposition of discontinued operations before income taxes	$317,896	$(2,991)	$(13,272)

In November 2010, we sold our Illumination and Detection Solutions (“IDS”) business, which was included in our Environmental Health segment, for approximately $500.0 million, $482.0 million net of payments for acquired cash balances, subject to an adjustment for working capital as of the closing date. We expect the divestiture of our IDS business to reduce the complexity of our product offerings and organizational structure, and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer acquired our IDS business through the purchase of all outstanding stock of certain of our subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of related assets and the assumption of liabilities held by us and certain of our subsidiaries located in Singapore and Germany. We recognized a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, in the fourth quarter of fiscal year 2010 as a result of the sale of our IDS business. The gain was recognized as a gain on the disposition of discontinued operations.

As part of our strategic business alignment into our Human Health and Environmental Health segments, completed at the beginning of fiscal year 2009, and our continuing efforts to focus on higher growth opportunities, in December 2008, our management approved separate plans to divest our Photonics and Photoflash businesses. The distressed economic conditions during fiscal year 2009 adversely impacted our plan to market and sell the Photonics and Photoflash businesses. We implemented a number of actions during fiscal year 2009 to respond to these changing circumstances and continued to actively market these businesses. In the fourth quarter of fiscal year 2009, we determined that we could not effectively market and sell the Photonics business given the changed circumstances and, after careful consideration, we decided to cease our plan to actively market and sell the Photonics business on a standalone basis. The Photonics business was included with the set of businesses which were sold as our IDS business, as described above. In June 2010, we sold the Photoflash business for approximately $13.5 million, including a net working capital adjustment, plus potential additional contingent consideration. We recognized a pre-tax gain of $4.4 million, inclusive of the net working capital adjustment, in the second quarter of fiscal year 2010 as a result of the sale. The gain was recognized as a gain on the disposition of discontinued operations.

In addition, during December 2008, our management approved the shut down of certain instrument businesses within our Human Health segment, including the Cellular Screening Fluorescence and Luminescence workstations, Analytical Proteomics Instruments and Proteomics and Genomics Instruments, which resulted in a pre-tax gain of $0.1 million, a pre-tax gain of $0.4 million and a pre-tax loss of $4.8 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value during fiscal years 2010, 2009 and 2008, respectively.

In November 2007, we acquired ViaCell, which specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. Following the ViaCell acquisition, our Board of Directors (our “Board”) approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. We determined that both businesses did not strategically fit with the other products offered by our Human Health segment. We also determined that without investing capital into the operations of both businesses, we could not effectively compete with larger companies that focus on the market for such products. After careful consideration, we decided in the second quarter of fiscal year 2008 to shut down the ViaCyteSM and Cellular Therapy Technology businesses. We recorded a pre-tax loss of $8.0 million for severance and facility closure costs during fiscal year 2008 and recorded additional pre-tax losses of $0.1 million and $1.3 million related to facility closure costs during fiscal years 2010 and 2009, respectively.

During fiscal years 2010, 2009 and 2008, we settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax loss of $1.8 million in fiscal year 2010, a pre-tax loss of $2.1 million in fiscal year 2009 and a pre-tax loss of $0.4 million in fiscal year 2008. During fiscal year 2009, we reached a settlement with the landlord of a closed facility and recognized a pre-tax loss of $1.4 million.

Summary pre-tax operating results of the discontinued operations for the periods prior to disposition were as follows:

	2010	2009	2008
	(In thousands)
Sales	$288,713	$284,983	$363,862
Costs and expenses	263,915	264,952	315,622

Operating income from discontinued operations	24,798	20,031	48,240
Other expenses, net	660	1,148	1,570

Income from discontinued operations before income taxes	$24,138	$18,883	$46,670

We recognized a tax provision of $94.0 million on discontinued operations in fiscal year 2010, a tax provision of $4.6 million on discontinued operations in fiscal year 2009 and a tax benefit of $2.1 million in fiscal year 2008 on discontinued operations. The recognition of $94.0 million income tax expense in fiscal year 2010 includes $16.0 million of income tax expense associated with unremitted earnings of directly-owned foreign subsidiaries that no longer qualify as permanently reinvested once the subsidiary is held for sale, and $65.8 million of income tax expense for additional unremitted earnings from foreign subsidiaries associated with the sale of our IDS and Photoflash businesses that do not require the same level of capital as previously required, and therefore we plan to repatriate $250.0 million of cash and have provided for the taxes on the related previously unremitted earnings. The benefit from income taxes of $2.1 million recorded in discontinued operations in fiscal year 2008 includes $8.5 million of income tax benefits related to the favorable settlement of several income tax audits worldwide during the third quarter of fiscal year 2008. See Note 6 to our consolidated financial statements included in this annual report on Form 10-K for further discussion of these settlements.

Business Combinations and Asset Purchases

Acquisition of chemagen Biopolymer-Technologie AG. In February 2011, we acquired all of the outstanding stock of chemagen Biopolymer-Technologie AG (“chemagen”). chemagen manufactures and sells nucleic acid sample preparation systems and reagents utilizing M-PVA magnetic bead technology. We expect this acquisition to enhance our genetic screening business by expanding our product offerings to diagnostics, academic and industrial end markets. We paid the shareholders of chemagen approximately $35.0 million in cash at the closing for the stock of chemagen, plus potential additional consideration of up to $20.3 million. The purchase price is also subject to potential adjustments for chemagen’s indebtedness, working capital as of the closing date, and indemnification obligations of chemagen’s equity holders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the employee workforce acquired, and will be allocated to goodwill, none of which will be tax deductible. We expect to report the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of VisEn Medical Inc. In July 2010, we acquired all of the outstanding stock of VisEn Medical Inc. (“VisEn”). VisEn is an in vivo molecular imaging technology company. We expect this acquisition to enhance our cellular imaging business by expanding our technologies and capabilities into preclinical research undertaken in academic institutes and pharmaceutical companies. We paid the equity holders of VisEn $23.0 million in cash for the stock of VisEn, of which $18.2 million was paid at closing and an additional amount of $4.8 million is held in an escrow account to secure potential adjustments for VisEn’s indebtedness, working capital as of the closing date, and indemnification obligations of VisEn’s equity holders. During the fourth quarter of fiscal year 2010, we finalized the purchase price and related allocation resulting in an increase in deferred tax assets, included in long-term liabilities, of $8.5 million and a decrease in goodwill of $8.5 million. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Signature Genomic Laboratories, LLC. In May 2010, we acquired all of the outstanding stock of SGL Newco, Inc., the parent company of Signature Genomic Laboratories, LLC (“Signature Genomic”). Signature Genomic is a provider of diagnostic cytogenetic testing of chromosome abnormalities in individuals with unexplained physical and developmental disabilities. We expect this acquisition to expand our existing genetic testing business and expand our position in early detection of disease, specifically in the molecular diagnostics market. We paid the equity holders of Signature Genomic $90.0 million in cash, of which $77.5 million was paid at closing and an additional amount of $12.5 million is held in an escrow account to secure certain adjustments for Signature Genomic’s indebtedness, working capital as of the closing date, and indemnification obligations of Signature Genomic’s equity holders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Remaining Interest in the Inductively Coupled Plasma Mass Spectrometry Joint Venture. In May 2010, we acquired the remaining fifty percent equity interest in our joint venture (the “ICPMS Joint Venture”) with the company previously known as MDS, Inc. for the development and manufacturing of our Inductively Coupled Plasma Mass Spectrometry (“ICPMS”) product line and other related tangible assets from DH Technologies Development Pte Ltd., a subsidiary of Danaher Corporation (“Danaher”). We expect this acquisition will help support the continued success of the premier ICPMS product line by allowing us to direct development with a dedicated and consistent approach. The fair value of the acquisition was $67.7 million, including cash consideration of $35.0 million, non-cash consideration of $2.6 million for certain non-exclusive rights to intangible assets owned by us, and $30.4 million representing the fair value of our fifty percent equity interest in the ICPMS Joint Venture held prior to the acquisition. We recognized a pre-tax gain of $25.6 million from the re-measurement to fair value of our previously held equity interest in the ICPMS Joint Venture. This pre-tax gain is reported in interest and other (income) expense, net, for fiscal year 2010. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Purchase of Intangible Assets from GE Healthcare. In September 2009, we purchased the core technology and patents of GE Healthcare’s 3H and 14C Catalog Radiochemicals, Scintillation Proximity Assay (“SPA”) reagents and Cytostar-T plate portfolios for aggregate consideration of $12.0 million in cash. The Catalog Radiochemical products are used for a variety of research applications, including screening of potential drug candidates through binding assays. The SPA bead-based light-emitting assay and Cytostar-T plate technologies are offerings that enable the automation of High Throughput Screening (“HTS”) processes to help drug discovery researchers determine if potential new drug compounds are effective against their intended disease targets. We expect that incorporation of these technologies will strengthen our G-protein-coupled receptor and Kinase research product lines and complement our HTS and research reagent solutions. The core technology and patents that we purchased do not meet the definition of a business, as the purchased assets were not accompanied by any associated processes. As a result, purchased intangible assets are amortized over their estimated useful lives. We have reported the amortization of these intangible assets within the results of our Human Health segment from the purchase date. We periodically review the carrying value of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows.

Acquisition of Sym-Bio LifeScience Co., Ltd. In August 2009, we acquired the outstanding equity interests of Sym-Bio LifeScience Co., Ltd. (“Sym-Bio”). Sym-Bio is a major supplier of diagnostics instruments and related reagents, particularly in the area of infectious diseases, to hospitals in China. We expect this acquisition to expand our access to the hospital market segment in China, offering a larger base from which to expand our prenatal and newborn screening business in the country and providing us with a significant diagnostics manufacturing and research and development base within China. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the employee workforce acquired. We paid the shareholders of Sym-Bio approximately $51.2 million in cash for this acquisition plus an additional amount of $12.5 million held in an escrow account for contingencies, of which $7.3 million is for potential additional contingent consideration with a fair value of $6.9 million at the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Analytica of Branford, Inc. In May 2009, we acquired all of the outstanding stock of Analytica of Branford, Inc. (“Analytica”). Analytica is a leading developer of mass spectrometry and ion source technology. This acquisition allows us to offer our customers access to critical technologies such as time-of-flight and quadrupole mass spectrometers and new ion sources that provide more complete information as well as better throughput. We also gained significant intellectual property in the field of mass spectrometry and ion source technology. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as well as non-capitalizable intangible assets, such as the employee workforce acquired. We paid the shareholders of Analytica approximately $21.7 million in cash for this acquisition. During the first quarter of fiscal year 2010, we agreed to pay approximately $1.1 million to the shareholders of Analytica as additional purchase price for the election to treat the acquisition as a deemed asset sale. Based on the effect of this election, at the acquisition date we have retrospectively adjusted the fiscal year 2009 comparative information. The adjustment resulted in a decrease in deferred tax liability, included in long-term liabilities, of $6.3 million, an increase in accrued expenses of $1.1 million and an increase in other current assets of $0.2 million, offset by a decrease in goodwill of $5.4 million. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocation. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. We do not consider these acquisitions to be material to our results of operations and is therefore not presenting pro forma financial information of operations. We have also determined that the presentation of the results of operations for each of these acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition. See Note 12 to our consolidated financial statements included in this annual report on Form 10-K for additional details.

As of January 2, 2011, the purchase price and related allocation for the acquisitions completed in fiscal years 2010 and 2009 were final. For acquisitions completed subsequent to fiscal year 2008, during the measurement period, we will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings.

Contingencies, Including Tax Matters

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $6.0 million as of January 2, 2011, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

We believe we have meritorious defenses to the matter described above, and we are contesting the action vigorously. While this matter is subject to uncertainty, in the opinion of our management, based on its review of the information available at this time, the resolution of this matter will not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K.

We re-measured several of our uncertain tax positions related to fiscal years 2006 through 2009 during fiscal years 2010 and 2009 based on new information arising from events during the year that affected positions for those years. We also effectively settled several income tax audits worldwide. The re-measurements and closure of audits included uncertain tax positions in Hong Kong, the United Kingdom, Australia, the Philippines, and the federal and certain state governments within the United States. The net effect of these re-measurements and closure of audits, statute of limitations lapses, provision to return adjustments, interest expense accruals, as well as other discrete items, resulted in the recognition of $11.9 million of income tax benefits in continuing operations during fiscal year 2010 and $1.7 million of income tax benefits in continuing operations during fiscal year 2009. During fiscal year 2008, we effectively settled several income tax audits worldwide, including in Canada, the Netherlands, the United Kingdom and the United States covering various years ranging from 1998 through 2005. The closing of these audits resulted in the recognition of $15.6 million of income tax benefits in continuing operations and $8.5 million of income tax benefits in discontinued operations. Tax years ranging from 2000 through 2010 remain open to examination by various tax jurisdictions in which we have significant business operations, such as Singapore, Canada, Germany, the United Kingdom and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at January 2, 2011 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations

Human Health

2010 Compared to 2009. Sales for fiscal year 2010 were $796.3 million, as compared to $731.6 million for fiscal year 2009, an increase of $64.7 million, or 9%, which includes an approximate 3% increase in sales attributable to acquisitions and no net impact from changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected sales by product type for fiscal year 2010, as compared to fiscal year 2009, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Human Health segment was primarily a result of an increase in diagnostics market sales of $54.5 million and an increase in research market sales of $10.2 million. This increase in our Human Health segment sales during fiscal year 2010 was due primarily to the increased demand for our medical imaging products in the diagnostics market, as well as increased growth in the academic sector for both instruments and reagents in the research market. The demand for our medical imaging products resulted from improved market conditions that eased the constraints on medical providers’ capital budgets allowing us to increase our customer base, including expanding into non-medical applications. These increases were partially offset by tight inventory management in state and national labs for neonatal screening in the diagnostics market, as well as customer consolidations in the pharmaceutical market and by the continued constrained capital spending within our pharmaceutical customers in the research market.

Operating income from continuing operations for fiscal year 2010 was $96.5 million, as compared to $80.6 million for fiscal year 2009, an increase of $15.9 million, or 20%. Amortization of intangible assets was $46.7 million and $41.3 million for fiscal year 2010 and fiscal year 2009, respectively. Restructuring and lease charges were $10.4 million for fiscal year 2010 as a result of our Q2 2010 and Q4 2010 Plans, as compared to $9.2 million for fiscal year 2009 as a result of our Q1 2009 and Q3 2009 Plans. The gain on the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005 was $3.4 million for fiscal year 2010. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $1.3 million for each of the fiscal years 2010 and 2009. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2009 was $1.1 million. Increased sales volume and cost containment initiatives increased operating income for fiscal year 2010, which was partially offset by changes in product mix with growth in sales in fiscal year 2010 primarily of lower gross margin product offerings, increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange.

2009 Compared to 2008. Sales for fiscal year 2009 were $731.6 million, as compared to $768.7 million for fiscal year 2008, a decrease of $37.0 million, or 5%, which includes an approximate 3% decrease in sales attributable to unfavorable changes in foreign exchange rates, partially offset by an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by product type for fiscal year 2009, as compared to fiscal year 2008, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in sales in our Human Health segment reflects a decrease in diagnostics market sales of $22.8 million and a decrease in research market sales of $14.2 million. This decline in our Human Health segment sales during fiscal year 2009 was due primarily to the decreased demand for our medical imaging products in the diagnostics market, which has resulted from constraints on medical providers’ capital budgets and a lack of financing availability, as well as government stimulus related order delays in the research market, as many of our customers were redirecting their budgets in hopes of obtaining grants for larger instrument purchases.

Operating income from continuing operations for fiscal year 2009 was $80.6 million, as compared to $79.7 million for fiscal year 2008, an increase of $0.8 million, or 1%. Amortization of intangible assets was $41.3 million and $40.7 million for fiscal year 2009 and fiscal year 2008, respectively. Restructuring and lease charges were $9.2 million for fiscal year 2009 as a result of our Q1 2009 and Q3 2009 Plans. Restructuring and lease charges were $3.7 million for fiscal year 2008 as a result of our Q3 2008 Plan. Purchase accounting adjustments for other acquisition costs related to certain acquisitions completed in fiscal year 2009 added an expense of approximately $1.3 million. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2009 added an expense of approximately $1.2 million for fiscal year 2009. The favorable impact of changes in product mix, especially growth in sales of higher gross margin products, productivity improvements and cost containment initiatives increased operating income, which was partially offset by lower demand, increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange.

Environmental Health

2010 Compared to 2009. Sales for fiscal year 2010 were $908.0 million, as compared to $819.1 million for fiscal year 2009, an increase of $88.9 million, or 11%, which includes no net impact in sales attributable to changes in foreign exchange rates or acquisitions. The analysis in the remainder of this paragraph compares selected sales by product type for fiscal year 2010, as compared to fiscal year 2009, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Environmental Health segment was primarily a result of increases in environmental and safety and industrial markets sales of $47.5 million, and an increase in laboratory services market sales of $41.4 million. This increase in our Environmental Health segment sales during fiscal year 2010 was due primarily to the increase in our OneSource® multivendor service offering, which we expanded in markets beyond our traditional customer base and services, as well as growth in our environmental, food and consumer safety and testing products. We also experienced continued growth in traditional chemical markets with the reduction of constraints on capital purchases to rebuild capacity as a result of the cyclical recovery and increased demand after the extended period of delayed capital investment.

Operating income from continuing operations for fiscal year 2010 was $92.3 million, as compared to $75.5 million for fiscal year 2009, an increase of $16.8 million, or 22%. Amortization of intangible assets was $14.0 million and $12.8 million for fiscal year 2010 and fiscal year 2009, respectively. Restructuring and lease charges were $8.5 million for fiscal year 2010 as a result of our Q2 2010 and Q4 2010 Plans, as compared to $8.8 million for fiscal year 2009 as a result of our Q1 2009 and Q3 2009 Plans. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $1.5 million for fiscal year 2010, as compared to an expense of $0.3 million for fiscal year 2009. Increased sales volume and cost containment initiatives increased operating income for fiscal year 2010, which was partially offset by changes in product mix with growth in sales in fiscal year 2010 primarily of lower gross margin product offerings, increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange.

2009 Compared to 2008. Sales for fiscal year 2009 were $819.1 million, as compared to $891.0 million for fiscal year 2008, a decrease of $71.9 million, or 8%, which includes an approximate 3% decrease in sales attributable to unfavorable changes in foreign exchange rates, partially offset by an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by product type for fiscal year 2009, as compared to fiscal year 2008, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in sales in our Environmental Health segment reflects decreases in environmental and safety and industrial markets sales of $81.7 million, partially offset by an increase in laboratory services market sales of $9.8 million. This decline in our Environmental Health segment sales during fiscal year 2009 was due primarily to private and public testing labs and traditional chemical and semiconductor markets reducing capital purchases in response to tight capital budgets and difficulty accessing credit markets, partially offset by an increase in sales in laboratory services and consumer safety and food testing products.

Operating income from continuing operations for fiscal year 2009 was $75.5 million, as compared to $106.2 million for fiscal year 2008, a decrease of $30.6 million, or 29%. Amortization of intangible assets was $12.8 million and $11.8 million for fiscal year 2009 and fiscal year 2008, respectively. Restructuring and lease charges were $8.8 million for fiscal year 2009 as a result of our Q1 2009 and Q3 2009 Plans. Restructuring and lease charges were $2.5 million for fiscal year 2008 as a result of our Q3 2008 Plan. Purchase accounting adjustments for other acquisition costs related to certain acquisitions completed in fiscal year 2009 added an expense of approximately $0.3 million. The combined unfavorable impact of decreased sales volume, increased sales and marketing expenses, particularly in emerging territories, increased pension expenses and foreign exchange decreased operating income for fiscal year 2009, which was partially offset by productivity improvements and cost containment initiatives.

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

Cash Flows

Fiscal Year 2010

Operating Activities. Net cash provided by continuing operations was $167.2 million for fiscal year 2010, as compared to net cash provided by continuing operations of $127.8 million for fiscal year 2009, an increase of $39.4 million. The increase in cash provided by operating activities for fiscal year 2010 was a result of income from continuing operations of $135.9 million, depreciation and amortization of $89.2 million and restructuring and lease charges, net of $19.0 million. These amounts were partially offset by pre-tax gains of $28.9 million related to the required re-measurement to fair value of our previously held equity interest in the ICPMS Joint Venture and asset dispositions, and a net increase in working capital of $32.9 million. Contributing to the net increase in working capital for fiscal year 2010, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $22.6 million and an increase in accounts receivable of $38.1 million, partially offset by an increase in accounts payable of $27.8 million. The increase in inventory overall was primarily a result of new products within our Environmental Health and Human Health segments to improve responsiveness to customer requirements. The increase in accounts receivable was a result of higher sales volume during the fourth quarter of fiscal year 2010. The increase in accounts payable was primarily a result of the timing of disbursements during the fourth quarter of fiscal year 2010. Changes in accrued expenses, other assets and liabilities and other items, net, decreased cash provided by operating activities by $15.0 million for fiscal year 2010, and primarily related to the timing of payments for tax, restructuring, and salary and benefits, and included the voluntarily contribution made during the third quarter of fiscal year 2010 of $30.0 million to our defined benefit pension plan in the United States for the 2009 plan year.

Investing Activities. Net cash used in continuing operations investing activities was $174.1 million for fiscal year 2010, as compared to $126.0 million of net cash used in continuing operations investing activities for fiscal year 2009. For fiscal year 2010, we used $145.6 million of net cash for acquisitions and core technology purchases and $4.8 million for earn-out payments, acquired licenses and other costs in connection with these and other transactions. In addition, as part of the ICPMS Joint Venture, we gave Danaher non-cash consideration of $2.6 million for certain non-exclusive rights to intangible assets we own. Capital expenditures for fiscal year 2010 were $33.6 million, primarily in the areas of tooling and other capital equipment purchases. Restricted cash balances increased for fiscal year 2010 by $1.1 million. These cash outflows were partially offset by $11.0 million received during the second quarter of fiscal year 2010 from the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005.

Financing Activities. Net cash used in continuing operations financing activities was $215.5 million for fiscal year 2010, as compared to $4.0 million of net cash provided by continuing operations financing activities for fiscal year 2009. For fiscal year 2010, we repurchased approximately 3.0 million shares of our common stock, including 46,572 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $72.8 million, including commissions. This compares to repurchases of approximately 1.0 million shares of our common stock, including 28,890 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for fiscal year 2009, for a total cost of $14.6 million, including commissions. This use of cash was offset by proceeds from common stock option exercises of $31.4 million, including the related excess tax benefit, for fiscal year 2010. This compares to the proceeds from common stock option exercises of $6.5 million, including the related excess tax benefit, for fiscal year 2009. During fiscal year 2010, debt borrowings from our amended senior unsecured revolving credit facility totaled $368.0 million, which was offset by debt reductions of $508.8 million. This compares to debt borrowings from our amended senior unsecured revolving credit facility of $406.5 million, which was offset by debt reductions of $361.5 million during fiscal year 2009. We paid $33.0 million and $32.7 million in dividends during fiscal years 2010 and 2009, respectively. In addition, we settled $0.1 million in contingent consideration recorded at the acquisition date for acquisitions completed subsequent to fiscal year 2008 during fiscal year 2010.

Fiscal Year 2009

Operating Activities. Net cash provided by continuing operations was $127.8 million for fiscal year 2009, as compared to net cash provided by continuing operations of $170.8 million for fiscal year 2008, a decrease of $42.9 million. The decrease in cash provided by operating activities for fiscal year 2009 was a result of income from continuing operations of $74.3 million, depreciation and amortization of $80.8 million and restructuring and lease charges, net of $18.0 million. These amounts were partially offset by a net increase in working capital of $45.3 million. Contributing to the net increase in working capital in fiscal year 2009, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $30.4 million, which included the repayment and termination of our accounts receivable securitization facility for $40.0 million, a decrease in accounts payable of $10.4 million and an increase in inventory of $4.5 million. The increase in inventory was primarily the result of lower sales volume and expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements. The decrease in accounts payable was a result of the timing of disbursements during the fourth quarter of fiscal year 2009. The increase in accounts receivable was a result of the repayment and termination of our accounts receivable securitization facility for $40.0 million, partially offset by lower sales volume and strong performance in accounts receivable collections during the fourth quarter of fiscal year 2009. Changes in accrued expenses, other assets and liabilities and other items, net, totaled $0.1 million in fiscal year 2009, and primarily related to tax audit settlements and the timing of payments for tax, restructuring, and salary and benefits.

Investing Activities. Net cash used in continuing operations investing activities was $126.0 million for fiscal year 2009, compared to $119.5 million of cash used in continuing operations investing activities for fiscal year 2008. For fiscal year 2009, we used $93.6 million of net cash for acquisitions and core technology purchases and used $8.3 million for earn-out payments, acquired licenses, related transaction costs for acquisitions completed prior to fiscal year 2009 and other costs in connection with these and other transactions. Capital expenditures for fiscal year 2009 were $25.5 million, primarily in the areas of tooling and other capital equipment purchases. These cash outflows were partially offset by $1.4 million related to the release of restricted cash balances.

Financing Activities. Net cash provided by continuing operations financing activities was $4.0 million for fiscal year 2009, as compared to $101.1 million of cash used in continuing operations financing activities for fiscal year 2008. In fiscal year 2009, we repurchased approximately 1.0 million shares of our common stock, including 28,890 shares to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $14.6 million, including commissions. This compares to repurchases of approximately 3.0 million shares of our common stock, including 37,521 shares to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for fiscal year 2008, for a total cost of $75.5 million, including commissions. This use of cash was offset by proceeds from common stock option exercises of $6.5 million, including the related excess tax benefit, for fiscal year 2009. This compares to the proceeds from common stock option exercises of $44.1 million, including the related excess tax benefit, for fiscal year 2008. During fiscal year 2009, debt borrowings from our amended senior unsecured revolving credit facility totaled $406.5 million, which was offset by debt reductions of $361.5 million. This compares to debt borrowings from our amended senior unsecured revolving credit facility of $476.0 million and proceeds of $150.0 million from the issuance of our seven-year senior unsecured notes at a rate of 6%, which were offset by debt reductions of $633.0 million during fiscal year 2008. In fiscal year 2008, we also paid $27.1 million to settle forward interest rate contracts with notional amounts totaling $300.0 million at a weighted average interest rate of 4.25% and $2.0 million for debt issuance costs. We paid $32.7 million and $33.1 million in dividends during fiscal years 2009 and 2008, respectively.

Current Borrowing Arrangements

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, we entered into an amended and restated senior unsecured revolving credit facility which provides for a $650.0 million facility through August 13, 2012. Letters of credit in the aggregate amount of approximately $14.0 million are treated as issued under this amended facility. We use the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin, or the base rate. The Eurocurrency margin as of January 2, 2011 was 40 basis points. The weighted average Eurocurrency interest rate as of January 2, 2011 was 0.26%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.66%. We had drawn down $274.0 million of borrowings in U.S. Dollars under the facility as of January 2, 2011, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, which are consistent with those financial covenants contained in our previous senior revolving credit agreement. The financial covenants in our amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if our credit rating is down-graded below investment grade. We were in compliance with all applicable covenants as of January 2, 2011.

6% Senior Unsecured Notes. On May 30, 2008, we issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on May 30th and November 30th. We may redeem some or all of our 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in our 6% senior notes include debt-to-capital ratios which, if our credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. We were in compliance with all applicable covenants as of January 2, 2011.

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

As of January 2, 2011, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $5.3 million, net of taxes of $3.4 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. We amortized $2.0 million into interest expense during each of the fiscal years 2010 and 2009, and $1.2 million during fiscal year 2008.

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

Dividends

Our Board declared regular quarterly cash dividends of $0.07 per share in each quarter of fiscal years 2010 and 2009, resulting in an annual dividend rate of $0.28 per share. On January 24, 2011, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2011 that is payable in May 2011. In the future, our Board may reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations

The following table summarizes our contractual obligations at January 2, 2011 for continuing and discontinued operations:

	Operating Leases	Amended Sr. Unsecured Revolving Credit Facility Maturing 2012(1)	6.0% Sr. Notes Maturing 2015(2)	Other Debt Facilities(2)	Employee Benefit Plans	Uncertain Tax Positions(3)	Total
	(In thousands)
2011	$40,283	$—	$—	$2,255	$25,589	$7,898	$76,025
2012	29,553	274,000	—	—	25,883	—	329,436
2013	19,855	—	—	—	26,899	—	46,754
2014	15,152	—	—	—	27,233	—	42,385
2015	14,976	—	150,000	—	27,908	—	192,884
Thereafter	58,913	—	—	—	146,356	—	205,269

Total	$178,732	$274,000	$150,000	$2,255	$279,868	$7,898	$892,753

(1)	The credit facility borrowings carry variable interest rates; the amounts included in this table do not contemplate interest obligations.
(2)	For the purposes of this table, the obligation has been calculated without interest obligations.
(3)	The amount includes accrued interest, net of tax benefits, and penalties. We have excluded $44.0 million, including accrued interest, net of tax benefits, and penalties, from the amount related to our uncertain tax positions as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

Capital Expenditures

During fiscal year 2011, we expect to invest an amount for capital expenditures similar to that in fiscal year 2010, primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, and to develop information technology. We expect to use our available cash and internally generated funds to fund these expenditures.

Other Potential Liquidity Considerations

At January 2, 2011, we had cash and cash equivalents of approximately $420.1 million and an amended senior unsecured revolving credit facility with $362.0 million available for additional borrowing. Most of our cash is denominated in foreign currencies. Almost all of the amounts held outside of the U.S. are available for repatriation, subject to relevant tax consequences. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. With the exception of $250.0 million related to the sale of our IDS business, we expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal year 2008, we repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $18.0 million, including commissions, under the Repurchase Program. During fiscal year 2009, we repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the Repurchase Program. During fiscal year 2010, we repurchased approximately 3.0 million shares of common stock in the open market at an aggregate cost of $71.5 million, including commissions, under the Repurchase Program. As of January 2, 2011, approximately 10.0 million shares of our common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program. From January 3, 2011 through February 24, 2011, we repurchased approximately 3.0 million shares of common stock in the open market at an aggregate cost of $80.6 million, including commissions, under the Repurchase Program.

Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During fiscal year 2008, we repurchased 37,521 shares of common stock. During fiscal year 2009, we repurchased 28,890 shares of common stock. During fiscal year 2010, we repurchased 57,551 shares of common stock for this purpose.

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

In November 2010, we sold our IDS business for approximately $500.0 million, $482.0 million net of payments for acquired cash balances, subject to an adjustment for working capital as of the closing date. The divestiture of our IDS business is expected to reduce the complexity of our product offerings and organizational structure, and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer acquired our IDS business through the purchase of all outstanding stock of certain of our subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States, as well as the purchase of related assets and the assumption of liabilities held by us and certain of our subsidiaries located in Singapore and Germany. We recognized a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, in the fourth quarter of fiscal year 2010 as a result of the sale of our IDS business. The gain was recognized as a gain on the disposition of discontinued operations.

As a result of the sale of the IDS and Photoflash businesses, we concluded that the remaining operations within those foreign subsidiaries previously containing IDS and Photoflash operations did not require the same level of capital as previously required, and therefore we plan to repatriate $250.0 million of cash and have provided for the taxes on the related previously unremitted earnings. Taxes have not been provided for unremitted earnings that we continue to consider permanently reinvested, which is based on our future operational and capital requirements.The impact of this tax provision in fiscal year 2010 was an increase to our tax provision of $65.8 million in discontinued operations. We expect to utilize existing tax attributes to repatriate these earnings and expect the taxes to be paid to repatriate these earnings will be minimal.

In November 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted and allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. We had anticipated carrying back losses of up to $80.0 million at the end of fiscal 2009 and classified certain deferred taxes anticipated to be monetized with the filing of the 2009 tax return as a tax receivable. Subsequently, we decided not to implement all of the tax deferral strategies previously anticipated, and carried back losses of $43.6 million from fiscal year 2009 to fiscal year 2005. As a result, the tax attributes that related to tax deferral strategies not implemented have reduced our deferred tax liability balances, with a corresponding reduction in income tax receivable. We received a federal income tax refund of $8.9 million in January 2011 and generated general business tax credit carryforwards of $6.4 million.

In connection with the settlement of an insurance claim resulting from a fire that occurred at our facility in Boston, Massachusetts in March 2005, we accrued $9.7 million during the second quarter of fiscal year 2007, representing our management’s estimate of the total cost for decommissioning the building, including environmental matters, which was damaged in the fire. We paid $2.5 million during fiscal year 2009, $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building. We sold the building on April 27, 2010. Net proceeds from the sale were $11.0 million, and we recorded a pre-tax gain of $3.4 million in operating income.

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

Our pension plans have not experienced any material impact on liquidity or counterparty exposure due to the volatility in the credit markets. As a result of significant losses experienced in global equity markets during fiscal year 2008, although our pension funds had modest gains for fiscal year 2009 and fiscal year 2010, we experienced increased pension costs in fiscal year 2010. We could potentially experience increased costs in additional future periods for all pension plans. We may be required to fund our pension plans with contributions of up to $11.0 million by the end of fiscal year 2011, and we could potentially have to make additional funding payments in future periods for all pension plans. During fiscal year 2010, we made a voluntary contribution of $30.0 million for the 2009 plan year to our defined benefit pension plan in the United States, to realize the benefit received from favorable tax provisions included in the Worker, Homeownership, and Business Assistance Act of 2009, as described above. During fiscal year 2010, we also made contributions of $15.2 million for the 2009 plan year to our defined benefit pension plans outside the United States.

Effects of Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) and are adopted by us as of the specified effective dates. Unless otherwise discussed below, we believe that the impact of recently issued and adopted pronouncements will not have a material impact on our consolidated financial position, results of operations, and cash flows or do not apply to our operations.

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This guidance establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating and measuring deliverables and allocating arrangement consideration to one or more units of accounting. The amendments in this guidance also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of significant deliverables, and a vendor’s performance within those arrangements. Once adopted, the amendments will also require a company to provide information about the significant judgments made and changes to those judgments and about the way the application of the relative selling-price method affects the timing or amount of revenue recognition. We will be required to adopt this authoritative guidance on multiple-deliverable revenue arrangements in the first quarter of fiscal year 2011. We are evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our condensed consolidated financial statements.

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

In March 2010, the FASB issued authoritative guidance on the milestone method of revenue recognition. Once adopted, this guidance will allow the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. This guidance provides a definition of a substantive milestone that should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of the applicability of this definition is limited to transactions involving milestones relating to research and development deliverables. This guidance also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination of whether this methodology is appropriate. Early application and retrospective application are permitted. We will be required to adopt this authoritative guidance on the milestone method of revenue recognition in the first quarter of fiscal year 2011. We expect the adoption of this guidance will not have a significant impact on our condensed consolidated financial statements.

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

Business combinations. Business combinations are accounted for at fair value. Acquisition costs are generally expensed as incurred and recorded in selling, general and administrative expenses; previously held equity interests are valued at fair value upon the acquisition of a controlling interest; in-process research and development (“IPR&D”) is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. All changes that do not qualify as measurement period adjustments are included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

Value of long-lived assets, including intangibles. We carry a variety of long-lived assets on our consolidated balance sheets including property and equipment, investments, identifiable intangible assets, and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review (i) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (ii) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows related to those assets may be diminished. Any impairment charge that we record reduces our earnings. The goodwill impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. We perform the annual impairment assessment on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, we currently evaluate the remaining useful life of our non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Through fiscal year 2010, we assessed the annual impairment testing using the analytical sciences and laboratory services, genetic screening, bio-discovery and medical imaging reporting units. We completed the annual impairment test using a measurement date of January 4, 2010 and January 1, 2009, and concluded based on the first step of the process that there was no goodwill impairment. While we believe that our estimates of current value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets.

Employee compensation and benefits. Retirement and postretirement benefit plans are a significant cost of doing business, and represent obligations that will be ultimately settled far in the future, and therefore are subject to estimation. Retirement and postretirement benefit plan expenses are allocated to cost of sales, research and development, and selling, general and administrative expenses, in our consolidated statements of operations. We incurred expenses of $14.6 million in fiscal year 2010, $13.0 million in fiscal year 2009 and $8.3 million in fiscal year 2008 for our retirement and postretirement plans. We expect expenses of approximately $13.8 million in fiscal year 2011 for our retirement and postretirement plans. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied, to determine service cost and interest cost, in order to arrive at pension income or expense for the year.

As of January 2, 2011, we estimated the expected long-term rate of return on assets in our pension portfolios in the United States was 8.1% and was 6.7% for all plans outside the United States. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets, as well as our current expectations for long-term rates of returns for our pension assets. Our management will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions, and will make adjustments to the assumptions as appropriate. Discount rate assumptions have been, and continue to be, based on the prevailing market long-term interest rates at the measurement date. If any of our assumptions were to change, our pension plan expenses would also change. A one-quarter percent increase in the discount rate would decrease our net periodic benefit cost by $0.5 million for fiscal year 2011 in the United States and by $0.6 million for fiscal year 2011 for all plans outside the United States. A one percent decrease in the estimated return on plan assets would increase our pre-tax pension expense by $2.3 million for fiscal year 2011 in the United

States and by $0.9 million for fiscal year 2011 for all plans outside the United States. We have reduced the volatility in our healthcare costs provided to our retirees by adopting a defined dollar plan feature in fiscal year 2001. Under the defined dollar plan feature, our total annual liability for healthcare costs to any one retiree is limited to a fixed dollar amount, regardless of the nature or cost of the healthcare needs of that retiree. Our maximum future liability, therefore, cannot be increased by future changes in the cost of healthcare.

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

Gains or losses on dispositions. When we record the disposition of an asset or discontinuance of an operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets, and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. During the fiscal year ended January 2, 2011, we recorded $3.4 million in pre-tax gains from disposition of fixed assets. We recorded $317.9 million in pre-tax gains from the disposition of discontinued operations. Any such changes decrease or increase current earnings, and are recorded either against the “gains on disposition” or “discontinued operations” line items appearing in our consolidated statement of operations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Financial Instruments

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of January 2, 2011.

We use derivative instruments as part of our risk management strategy only, and include derivatives utilized as economic hedges that are not designated as hedging instruments. By nature, all financial instruments involve market and credit risks. We enter into derivative instruments with major investment grade financial institutions and have policies to monitor the credit risk of those counterparties. We do not enter into derivative contracts for trading or other speculative purposes, nor do we use leveraged financial instruments. Approximately 61% of our business is conducted outside of the United States, generally in foreign currencies. Therefore, the fluctuations in foreign currency can increase the costs of financing, investing and operating the business.

In the ordinary course of business, we may enter into foreign exchange contracts for periods consistent with our committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily denominated in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the consolidated balance sheets. Unrealized gains and losses on our foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive (loss) income in the accompanying consolidated balance sheets. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs and impacts earnings. We did not have any outstanding cash flow hedges during fiscal year 2010.

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $107.3 million at January 2, 2011 and $168.5 million at January 3, 2010, and the approximate fair value of these foreign currency derivative contracts was insignificant. The duration of these contracts was generally 30 days or less during fiscal years 2010, 2009 and 2008.

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

As of January 2, 2011, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $5.3 million, net of taxes of $3.4 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. We amortized $2.0 million into interest expense during each of the fiscal years 2010 and 2009, and $1.2 million during fiscal year 2008.

Market Risk

Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures.

Foreign Exchange Risk. The potential change in foreign currency exchange rates offers a substantial risk to us, as approximately 61% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain balance sheet foreign currency transaction exposures. The intent of these economic hedges is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. Moreover, we are able to partially mitigate the impact that fluctuations in currencies have on our net income as a result of our manufacturing facilities located in countries outside the United States, material sourcing and other spending which occur in countries outside the United States, resulting in natural hedges.

Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact business, generally sales and net income will be positively but not proportionately impacted.

Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of January 2, 2011, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.3 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal year 2010, the Value-At-Risk ranged between $0.2 million and $0.4 million, with an average of approximately $0.3 million.

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

As of January 2, 2011, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $5.3 million, net of taxes of $3.4 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. We amortized $2.0 million into interest expense during each of the fiscal years 2010 and 2009, and $1.2 million during fiscal year 2008.

Interest Rate Risk—Sensitivity. As of January 2, 2011, our debt portfolio consisted of $274.0 million of variable rate debt. In addition, our cash and cash equivalents, for which we receive interest at variable rates, were $420.1 million at January 2, 2011. Our current earnings exposure for changes in interest rates can be summarized as follows:

(i) Changes in interest rates can cause interest charges on our variable rate debt, consisting of $274.0 million of revolving debt facilities, to fluctuate. An increase of 10%, or approximately 7 basis points, in current interest rates would cause an additional pre-tax charge to our earnings of $0.2 million for fiscal year 2011.

(ii) Changes in interest rates can cause our cash flows relative to interest payments on variable rate debt to fluctuate. As described above, an increase of 10%, or approximately 7 basis points, in current interest rates would cause our cash outflows to increase by $0.2 million for fiscal year 2011.

(iii) Changes in interest rates can cause our interest income and cash flows to fluctuate.

Item 8.    Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 2, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed the method of accounting for business combinations on December 29, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s / DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 1, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended

	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands, except per share data)
Sales	$1,704,346	$1,550,766	$1,659,668
Cost of sales	945,715	851,784	925,970
Selling, general and administrative expenses	490,658	468,292	486,369
Research and development expenses	95,409	90,781	93,033
Restructuring and lease charges, net	18,963	17,987	6,669

Operating income from continuing operations	153,601	121,922	147,627
Interest and other (income) expense, net	(8,383)	15,787	44,039

Income from continuing operations before income taxes	161,984	106,135	103,588
Provision for income taxes	26,062	31,800	12,698

Net income from continuing operations	135,922	74,335	90,890

Income from discontinued operations before income taxes	24,138	18,883	46,670
Gain (loss) on disposition of discontinued operations before income taxes	317,896	(2,991)	(13,272)
Provision for (benefit from) income taxes on discontinued operations and dispositions	94,037	4,628	(2,121)

Net income from discontinued operations and dispositions	247,997	11,264	35,519

Net income	$383,919	$85,599	$126,409

Basic earnings per share:
Continuing operations	$1.16	$0.64	$0.77
Discontinued operations	2.12	0.10	0.30

Net income	$3.28	$0.74	$1.07

Diluted earnings per share:
Continuing operations	$1.15	$0.64	$0.77
Discontinued operations	2.10	0.10	0.30

Net income	$3.25	$0.73	$1.07

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of the Fiscal Years Ended

	January 2, 2011	January 3, 2010
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$420,086	$179,707
Accounts receivable, net	356,763	320,180
Inventories, net	207,278	178,666
Other current assets	100,685	108,930
Current assets of discontinued operations	227	96,535

Total current assets	1,085,039	884,018

Property, plant and equipment, net	161,820	153,026
Marketable securities and investments	1,350	2,287
Intangible assets, net	424,248	442,675
Goodwill	1,504,815	1,419,485
Other assets, net	32,101	43,625
Long-term assets of discontinued operations	—	113,924

Total assets	$3,209,373	$3,059,040

Current liabilities:
Short-term debt	$2,255	$146
Accounts payable	161,042	133,792
Accrued restructuring and integration costs	22,611	14,350
Accrued expenses and other current liabilities	323,038	295,712
Current liabilities of discontinued operations	6,256	53,204

Total current liabilities	515,202	497,204

Long-term debt	424,000	558,197
Long-term liabilities	344,353	363,905
Long-term liabilities of discontinued operations	—	10,777

Total liabilities	1,283,555	1,430,083
Commitments and contingencies (see Note 16)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 115,715,000 and 117,023,000 shares at January 2, 2011 and January 3, 2010, respectively	115,715	117,023
Capital in excess of par value	224,013	250,599
Retained earnings	1,639,581	1,288,586
Accumulated other comprehensive loss	(53,491)	(27,251)

Total stockholders’ equity	1,925,818	1,628,957

Total liabilities and stockholders’ equity	$3,209,373	$3,059,040

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the Three Fiscal Years Ended January 2, 2011

	Comprehensive Income	Common Stock Amount	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 30, 2007		$117,585	$257,850	$1,142,135	$57,707	$1,575,277

Comprehensive income:
Net income	$126,409	—	—	126,409	—	126,409
Other comprehensive loss
Foreign currency translation adjustments	(29,067)	—	—	—	(29,067)	(29,067)
Unrecognized losses and prior service costs, net of tax	(57,220)	—	—	—	(57,220)	(57,220)
Unrealized and realized losses on derivatives, net of tax	(2,338)	—	—	—	(2,338)	(2,338)
Unrealized losses on securities arising during the period, net of tax	(321)	—	—	—	(321)	(321)

Other comprehensive loss	(88,946)

Comprehensive income	$37,463

Dividends		—	—	(33,023)	—	(33,023)
Exercise of employee stock options and related income tax benefits		2,251	41,832	—	—	44,083
Issuance of common stock for employee benefit plans		85	2,095	—	—	2,180
Purchases of common stock		(2,997)	(72,517)	—	—	(75,514)
Issuance of common stock for long-term incentive program		188	6,730	—	—	6,918
Stock compensation		—	10,559	—	—	10,559

Balance, December 28, 2008		$117,112	$246,549	$1,235,521	$(31,239)	$1,567,943

Comprehensive income:
Net income	$85,599	—	—	85,599	—	85,599
Other comprehensive income (loss)
Foreign currency translation adjustments	4,937	—	—	—	4,937	4,937
Unrecognized losses and prior service costs, net of tax	(2,349)	—	—	—	(2,349)	(2,349)
Reclassification adjustments for losses on derivatives included in net income, net of tax	1,196	—	—	—	1,196	1,196
Unrealized gains on securities arising during the period, net of tax	204	—	—	—	204	204

Other comprehensive income	3,988

Comprehensive income	$89,587

Dividends		—	—	(32,534)	—	(32,534)
Exercise of employee stock options and related income tax benefits		460	2,875	—	—	3,335
Issuance of common stock for employee benefit plans		195	2,941	—	—	3,136
Purchases of common stock		(1,030)	(13,589)	—	—	(14,619)
Issuance of common stock for long-term incentive program		286	3,245	—	—	3,531
Stock compensation		—	8,578	—	—	8,578

Balance, January 3, 2010		$117,023	$250,599	$1,288,586	$(27,251)	$1,628,957

The accompanying notes are an integral part of these consolidated financial statements.

	Comprehensive Income	Common Stock Amount	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 3, 2010		$117,023	$250,599	$1,288,586	$(27,251)	$1,628,957

Comprehensive income:
Net income	$383,919	—	—	$383,919	—	$383,919
Other comprehensive (loss) income
Foreign currency translation adjustments	(34,086)	—	—	—	(34,086)	(34,086)
Reclassification of foreign currency translation gains to earnings upon sale of subsidiaries	394	—	—	—	394	394
Unrecognized gains and prior service costs, net of tax	6,192	—	—	—	6,192	6,192
Reclassification adjustments for losses on derivatives included in net income, net of tax	1,196	—	—	—	1,196	1,196
Unrealized gains on securities arising during the period, net of tax	64	—	—	—	64	64

Other comprehensive loss	(26,240)

Comprehensive income	$357,679

Dividends		—	—	(32,924)	—	(32,924)
Exercise of employee stock options and related income tax benefits		1,543	29,714	—	—	31,257
Issuance of common stock for employee benefit plans		86	1,780	—	—	1,866
Purchases of common stock		(3,058)	(69,710)	—	—	(72,768)
Issuance of common stock for long-term incentive program		121	5,126	—	—	5,247
Stock compensation		—	6,504	—	—	6,504

Balance, January 2, 2011		$115,715	$224,013	$1,639,581	$(53,491)	$1,925,818

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended

	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Operating activities:
Net income	$383,919	$85,599	$126,409
Add: net income from discontinued operations and dispositions	(247,997)	(11,264)	(35,519)

Income from continuing operations	135,922	74,335	90,890
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and lease charges, net	18,963	17,987	6,669
Depreciation and amortization	89,163	80,762	77,376
Stock-based compensation	12,416	13,995	18,146
Deferred taxes	(25,476)	27,495	(16,880)
Contingencies and prior year tax matters	(7,671)	577	(7,257)
Amortization of deferred debt issuance costs, interest rate hedge and accretion of discounts	2,613	2,540	2,239
Gains on step acquisition and dispositions, net	(28,942)	—	(1,158)
Amortization of acquired inventory revaluation	—	1,141	—
Changes in assets and liabilities which (used) provided cash, excluding effects from companies purchased and divested:
Accounts receivable, net	(38,103)	(30,439)	(6,120)
Inventories, net	(22,630)	(4,474)	(9,493)
Accounts payable	27,789	(10,435)	4,548
Excess tax benefit from exercise of common stock options	2,405	222	342
Accrued expenses and other	754	(45,858)	11,486

Net cash provided by operating activities of continuing operations	167,203	127,848	170,788
Net cash (used in) provided by operating activities of discontinued operations	(2,950)	20,874	47,056

Net cash provided by operating activities	164,253	148,722	217,844

Investing activities:
Capital expenditures	(33,646)	(25,516)	(35,269)
Proceeds from dispositions of property, plant and equipment, net	11,014	—	—
Changes in restricted cash balances	(1,120)	1,412	384
Payments for business development activity	—	—	(167)
Proceeds from dispositions of businesses and investments, net	—	—	1,158
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(150,374)	(101,926)	(85,642)

Net cash used in investing activities of continuing operations	(174,126)	(126,030)	(119,536)
Net cash provided by (used in) investing activities of discontinued operations	469,275	(27,837)	(16,142)

Net cash provided by (used in) investing activities	295,149	(153,867)	(135,678)

Financing activities:
Payments on debt	(508,846)	(361,547)	(633,000)
Proceeds from borrowings	368,000	406,500	476,000
Proceeds from sale of senior debt	—	—	150,000
Payments of debt issuance costs	(72)	(7)	(1,997)
Settlement of cash flow hedges	—	—	(27,064)
Payments on other credit facilities	(149)	(116)	(521)
Payments for acquisition related contingent consideration	(136)	—	—
Excess tax benefit from exercise of common stock options	2,405	222	342
Proceeds from issuance of common stock under stock plans	29,035	6,244	43,741
Purchases of common stock	(72,768)	(14,619)	(75,514)
Dividends paid	(32,992)	(32,701)	(33,072)

Net cash (used in) provided by financing activities of continuing operations	(215,523)	3,976	(101,085)
Net cash used in financing activities of discontinued operations	(2,844)	(1,564)	—

Net cash (used in) provided by financing activities	(218,367)	2,412	(101,085)

Effect of exchange rate changes on cash and cash equivalents	(656)	3,330	(5,319)

Net increase (decrease) in cash and cash equivalents	240,379	597	(24,238)
Cash and cash equivalents at beginning of year	179,707	179,110	203,348

Cash and cash equivalents at end of year	$420,086	$179,707	$179,110

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$12,226	$12,410	$20,157
Income taxes	$32,910	$35,381	$38,357

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Accounting Policies

Nature of Operations:    PerkinElmer, Inc. is a leading provider of technology, services and solutions to the diagnostics, research, environmental and safety, industrial and laboratory services markets. Through its technologies, applications and services critical issues are addressed that help to improve the health and safety of people and their environment. The results are reported within two reporting segments: Human Health and Environmental Health.

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

The Company has two operating segments; Human Health and Environmental Health. The Company’s Human Health segment concentrates on developing diagnostics, tools and applications to help detect diseases earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within the Human Health segment, the Company serves both the diagnostics and research markets. The Company’s Environmental Health segment provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental and safety, industrial and laboratory services markets.

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal year ended January 2, 2011 included 52 weeks. The fiscal years ended January 3, 2010 and December 28, 2008 included 53 weeks and 52 weeks, respectively. The fiscal year ending January 1, 2012 will include 52 weeks.

The Company has evaluated subsequent events from January 2, 2011 through the date of the issuance of these consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements or to require additional disclosure.

Reclassifications:    Certain reclassifications were made to prior year amounts to conform to the current period presentation. None of the reclassifications affected the Company’s net income in any period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes:    The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not. With respect to corporate earnings expected to be permanently reinvested offshore, the Company does not accrue tax for the repatriation of such foreign earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations:    The Company records obligations associated with its lease obligations, the retirement of tangible long-lived assets and the associated asset-retirement costs in accordance with authoritative guidance on asset retirement obligations. The Company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as an operating expense.

Pension Plans:    The Company’s funding policy provides that payments to the U.S. pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Non-U.S. plans are accrued for, but generally not fully funded, and benefits are paid from operating funds. The difference between actual amounts and estimates based on actuarial assumptions will be recognized in other comprehensive (loss) income in the period in which they occur. The Company recognizes a net liability or asset and an offsetting adjustment, net of taxes, to accumulated other comprehensive loss to report the funded status of defined benefit pension and other postretirement benefit plans, and measures plan assets and obligations at their year-end balance sheet date.

Translation of Foreign Currencies:    For foreign operations, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments, as well as translation gains and losses from certain intercompany transactions, are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Gains and losses arising from transactions and translation of period-end balances denominated in currencies other than the functional currency are included in earnings.

Business Combinations:    Business combinations are accounted for at fair value. Acquisition costs are generally expensed as incurred and recorded in selling, general and administrative expenses; previously held equity interests are valued at fair value upon the acquisition of a controlling interest; in-process research and development (“IPR&D”) is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. These changes are effective on a prospective basis for all of the Company’s business combinations for which the acquisition date is on or after December 28, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to December 28, 2008 would also apply the revised accounting. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

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

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. This annual impairment assessment is performed by the Company on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year, should an event occur which suggests that the recoverability of goodwill should be reconsidered. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Recoverability of amortizing intangible assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. See Note 12, below, for additional details.

Stock-Based Compensation:    The Company accounts for stock-based compensation expense based on estimated grant date fair value, generally using the Black-Scholes option-pricing model. The fair value is recognized, net of estimated forfeitures, as expense in the consolidated financial statements over the requisite service period. The determination of fair value and the timing of expense using option pricing models such as the Black-Scholes model require the input of highly subjective assumptions, including the expected forfeiture rate, life of the option and the expected price volatility of the underlying stock. The Company estimates the expected forfeiture and expected life assumptions based on historical experience. In determining the Company’s expected stock price volatility assumption, the Company reviews both the historical and implied volatility of the Company’s common stock, with implied volatility based on the implied volatility of publicly traded options on the Company’s common stock. The Company elected to use the practical transition option to calculate its historical pool of windfall tax benefits. The practical transition option allows the use of a simplified method to establish the beginning balance of the additional paid-in capital pool, which is available to absorb shortfalls when actual tax deductions are less than the related book share-based compensation cost recognized. Beginning in fiscal year 2009, the Company has one stock-based compensation plan from which it makes grants, which is described more fully in Note 18, below.

Marketable Securities and Investments:    The cost of securities sold is based on the specific identification method. If securities are classified as available for sale, the Company records these investments at their fair values with unrealized gains and losses included in accumulated other comprehensive loss. Under the cost method of accounting, equity investments in private companies are carried at cost and are adjusted for other-than-temporary declines in fair value, additional investments or distributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restructuring Charges:    In recent fiscal years, the Company has undertaken a series of restructuring actions related to the alignment with the Company’s growth strategy, the impact of acquisitions, divestitures and the integration of its business units. In connection with these initiatives, the Company has recorded restructuring charges, as more fully described in Note 4, below. Generally, costs associated with an exit or disposal activity are recognized when the liability is incurred. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are recognized over the service period.

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

Recently Issued Accounting Pronouncements:    From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) and are adopted by the Company as of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specified effective dates. Unless otherwise discussed below, the Company believes that the impact of recently issued pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows or do not apply to the Company’s operations.

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This guidance establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating and measuring deliverables and allocating arrangement consideration to one or more units of accounting. The amendments in this guidance also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of significant deliverables and a vendor’s performance within those arrangements. Once adopted, the amendments will also require a company to provide information about the significant judgments made and changes to those judgments and about the way the application of the relative selling-price method affects the timing or amount of revenue recognition. The Company will be required to adopt this authoritative guidance on multiple-deliverable revenue arrangements in the first quarter of fiscal year 2011. The Company is evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s condensed consolidated financial statements.

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

In March 2010, the FASB issued authoritative guidance on the milestone method of revenue recognition. Once adopted, this guidance will allow the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. This guidance provides a definition of a substantive milestone that should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of the applicability of this definition is limited to transactions involving milestones relating to research and development deliverables. This guidance also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination of whether this methodology is appropriate. Early application and retrospective application are permitted. The Company will be required to adopt this authoritative guidance on the milestone method of revenue recognition in the first quarter of fiscal year 2011. The Company expects the adoption of this guidance will not have a significant impact on the Company’s condensed consolidated financial statements.

Note 2:	Business Combinations and Asset Purchases

Acquisition of chemagen Biopolymer-Technologie AG.    In February 2011, the Company acquired all of the outstanding stock of chemagen Biopolymer-Technologie AG (“chemagen”). chemagen manufactures and sells nucleic acid sample preparation systems and reagents utilizing M-PVA magnetic bead technology. The Company expects this acquisition to enhance its genetic screening business by expanding the Company’s product offerings to diagnostics, academic and industrial end markets. The Company paid the shareholders of chemagen approximately $35.0 million in cash at the closing for the stock of chemagen, plus potential additional consideration of up to $20.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million. The purchase price is also subject to potential adjustments for chemagen’s indebtedness, working capital as of the closing date, and indemnification obligations of chemagen’s equity holders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the employee workforce acquired, and will be allocated to goodwill, none of which will be tax deductible. The Company expects to report the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of VisEn Medical Inc.    In July 2010, the Company acquired all of the outstanding stock of VisEn Medical Inc. (“VisEn”). VisEn is an in vivo molecular imaging technology company. The Company expects this acquisition to enhance its cellular imaging business by expanding the Company’s technologies and capabilities into preclinical research undertaken in academic institutes and pharmaceutical companies. The Company paid the equity holders of VisEn $23.0 million in cash for the stock of VisEn, of which $18.2 million was paid at closing and an additional amount of $4.8 million is held in an escrow account to secure potential adjustments for VisEn’s indebtedness, working capital as of the closing date, and indemnification obligations of VisEn’s equity holders. During the fourth quarter of fiscal year 2010, the Company finalized the purchase price and related allocation resulting in an increase in deferred tax assets, included in long-term liabilities, of $8.5 million and a decrease in goodwill of $8.5 million. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company reports the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of Signature Genomic Laboratories, LLC.    In May 2010, the Company acquired all of the outstanding stock of SGL Newco, Inc., the parent company of Signature Genomic Laboratories, LLC (“Signature Genomic”). Signature Genomic is a provider of diagnostic cytogenetic testing of chromosome abnormalities in individuals with unexplained physical and developmental disabilities. The Company expects this acquisition to expand the Company’s existing genetic testing business and expand its position in early detection of disease, specifically in the molecular diagnostics market. The Company paid the equity holders of Signature Genomic $90.0 million in cash, of which $77.5 million was paid at closing and an additional amount of $12.5 million is held in an escrow account to secure certain adjustments for Signature Genomic’s indebtedness, working capital as of the closing date, and indemnification obligations of Signature Genomic’s equity holders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of Remaining Interest in the Inductively Coupled Plasma Mass Spectrometry Joint Venture.    In May 2010, the Company acquired the remaining fifty percent equity interest in the Company’s joint venture (the “ICPMS Joint Venture”) with the company previously known as MDS, Inc. for the development and manufacturing of its Inductively Coupled Plasma Mass Spectrometry (“ICPMS”) product line and other related tangible assets from DH Technologies Development Pte Ltd., a subsidiary of Danaher Corporation (“Danaher”). The Company expects this acquisition will help support the continued success of the premier ICPMS product line by allowing the Company to direct development with a dedicated and consistent approach. The fair value of the acquisition was $67.7 million, including cash consideration of $35.0 million, non-cash consideration of $2.6 million for certain non-exclusive rights to intangible assets owned by the Company, and $30.4 million representing the fair value of the Company’s fifty percent equity interest in the ICPMS Joint Venture held prior to the acquisition. The Company recognized a pre-tax gain of $25.6 million from the re-measurement to fair value of the Company’s previously held equity interest in the ICPMS Joint Venture. This pre-tax gain is reported in interest and other (income) expense, net, for fiscal year 2010. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-capitalizable intangible assets, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Purchase of Intangible Assets from GE Healthcare.    In September 2009, the Company purchased the core technology and patents of GE Healthcare’s 3H and 14C Catalog Radiochemicals, Scintillation Proximity Assay (“SPA”) reagents and Cytostar-T plate portfolios for aggregate consideration of $12.0 million in cash. The Catalog Radiochemical products are used for a variety of research applications, including screening of potential drug candidates through binding assays. The SPA bead-based light-emitting assay and Cytostar-T plate technologies are offerings that enable the automation of High Throughput Screening (“HTS”) processes to help drug discovery researchers determine if potential new drug compounds are effective against their intended disease targets. The Company expects that incorporation of these technologies will strengthen its G-protein-coupled receptor and Kinase research product lines and complement its HTS and research reagent solutions. The core technology and patents that the Company purchased do not meet the definition of a business, as the purchased assets were not accompanied by any associated processes. As a result, purchased intangible assets are amortized over their estimated useful lives. The Company has reported the amortization of these intangible assets within the results of the Company’s Human Health segment from the purchase date.

Acquisition of Sym-Bio LifeScience Co., Ltd.    In August 2009, the Company acquired the outstanding equity interests of Sym-Bio LifeScience Co., Ltd. (“Sym-Bio”). Sym-Bio is a major supplier of diagnostics instruments and related reagents, particularly in the area of infectious diseases, to hospitals in China. The Company expects this acquisition to expand the Company’s access to the hospital market segment in China, offering a larger base from which to expand its prenatal and newborn screening business in the country and providing the Company with a significant diagnostics manufacturing and research and development base within China. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the employee workforce acquired. The Company paid the shareholders of Sym-Bio approximately $51.2 million in cash for this acquisition plus an additional amount of $12.5 million held in an escrow account for contingencies, of which $7.3 million is for potential additional contingent consideration with a fair value of $6.9 million at the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of Analytica of Branford, Inc.    In May 2009, the Company acquired all of the outstanding stock of Analytica of Branford, Inc. (“Analytica”). Analytica is a leading developer of mass spectrometry and ion source technology. This acquisition allows the Company to offer its customers access to critical technologies such as time-of-flight and quadrupole mass spectrometers and new ion sources that provide more complete information as well as better throughput. The Company also gained significant intellectual property in the field of mass spectrometry and ion source technology. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the employee workforce acquired. The Company paid the shareholders of Analytica approximately $21.7 million in cash for this acquisition. During the first quarter of fiscal year 2010, the Company agreed to pay approximately $1.1 million to the shareholders of Analytica as additional purchase price for the election to treat the acquisition as a deemed asset sale. Based on the effect of this election, at the acquisition date the Company has retrospectively adjusted the fiscal year 2009 comparative information. The adjustment resulted in a decrease in deferred tax liability, included in long-term liabilities, of $6.3 million, an increase in accrued expenses of $1.1 million and an increase in other current assets of $0.2 million, offset by a decrease in goodwill of $5.4 million. The excess of the purchase price over the fair value of the acquired net assets has been allocated to goodwill, all of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocation. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. The Company does not consider these acquisitions to be material to its consolidated results of operations and is therefore not presenting pro forma financial information of operations. The Company has also determined that the presentation of the results of operations for each of these acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition. See Note 12 for additional details.

As of January 2, 2011, the purchase price and related allocation for the acquisitions completed in fiscal years 2010 and 2009 were final. For acquisitions completed subsequent to fiscal year 2008, during the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings.

The components of the fair values of the business combinations and allocations for the acquisitions completed in fiscal year 2010 are as follows:

	ICPMS Joint Venture	Signature Genomic	VisEn
	(In thousands)
Fair value of business combination:
Cash payments	$35,000	$90,000	$23,028
Fair value of previously held equity interest	30,378	—	—
Non-cash consideration	2,600	—	—
Working capital adjustments	—	—	(29)
Less: cash acquired	(278)	(1,278)	(766)

Total	$67,700	$88,722	$22,233

Identifiable assets acquired and liabilities assumed:
Current assets	$14,579	$5,093	$2,093
Property, plant and equipment	1,012	5,239	290
Identifiable intangible assets	7,600	24,950	7,540
Goodwill	46,228	67,681	10,676
Deferred taxes	(372)	(8,734)	12,968
Liabilities assumed	(1,347)	(5,507)	(11,334)

Total	$67,700	$88,722	$22,233

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the fair values of the business combinations and allocations for the acquisitions completed in fiscal year 2009 are as follows:

	Sym-Bio	Analytica
	(In thousands)
Fair value of business combination:
Cash payments	$63,675	$21,730
Less: cash acquired	(2,887)	(293)
Deferred consideration	(420)	2,409

Total	$60,368	$23,846

Identifiable assets acquired and liabilities assumed:
Current assets	$4,429	$2,448
Property, plant and equipment	9,108	91
Identifiable intangible assets	18,697	17,600
Goodwill	36,485	9,250
Other long-term assets	4,401	—
Deferred taxes	(5,131)	—
Liabilities assumed	(7,621)	(5,543)

Total	$60,368	$23,846

Note 3:	Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of January 2, 2011 and January 3, 2010.

The Company recorded the following pre-tax gains and losses, which have been reported as a gain (loss) on disposition of discontinued operations during the three fiscal years ended:

	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Gain on disposition of Illumination and Detection Solutions business	$315,324	$—	$—
Gain on disposition of Photoflash business	4,369	—	—
Gain (loss) on disposition of certain instrument businesses	102	398	(4,831)
Loss on disposition of ViaCyte SM and Cellular Therapy Technology businesses	(78)	(1,309)	(8,010)
Net loss on disposition of other discontinued operations	(1,821)	(2,080)	(431)

Net gain (loss) on disposition of discontinued operations before income taxes	$317,896	$(2,991)	$(13,272)

In November 2010, the Company sold its Illumination and Detection Solutions (“IDS”) business, which was included in the Company’s Environmental Health segment, for approximately $500.0 million, $482.0 million net of payments for acquired cash balances, subject to an adjustment for working capital as of the closing date. The Company expects the divestiture of its IDS business to reduce the complexity of its product offerings and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

organizational structure, and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer acquired the Company’s IDS business through the purchase of all outstanding stock of certain of the Company’s subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of related assets and the assumption of liabilities held by the Company and certain of its subsidiaries located in Singapore and Germany. The Company recognized a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, in the fourth quarter of fiscal year 2010 as a result of the sale of its IDS business. The gain was recognized as a gain on the disposition of discontinued operations.

As part of the Company’s strategic business alignment into the Human Health and Environmental Health segments, completed at the beginning of fiscal year 2009, and the Company’s continuing efforts to focus on higher growth opportunities, in December 2008, the Company’s management approved separate plans to divest its Photonics and Photoflash businesses. The distressed economic conditions during fiscal year 2009 adversely impacted the Company’s plan to market and sell the Photonics and Photoflash businesses. The Company implemented a number of actions during fiscal year 2009 to respond to these changing circumstances and continued to actively market these businesses. In the fourth quarter of fiscal year 2009, the Company determined that it could not effectively market and sell the Photonics business given the changed circumstances and, after careful consideration, the Company decided to cease its plan to actively market and sell the Photonics business on a standalone basis. The Photonics business was included with the set of businesses which were sold as the Company’s IDS business, as described above. In June 2010, the Company sold the Photoflash business for approximately $13.5 million, including a net working capital adjustment, plus potential additional contingent consideration. The Company recognized a pre-tax gain of $4.4 million, inclusive of the net working capital adjustment, in the second quarter of fiscal year 2010 as a result of the sale. The gain was recognized as a gain on the disposition of discontinued operations.

In addition, during December 2008, the Company’s management approved the shut down of certain instrument businesses within the Human Health segment, including Cellular Screening Fluorescence and Luminescence workstations, Analytical Proteomics Instruments and Proteomics and Genomics Instruments, which resulted in a pre-tax gain of $0.1 million, a pre-tax gain of $0.4 million and a pre-tax loss of $4.8 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value during fiscal years 2010, 2009 and 2008, respectively.

In November 2007, the Company acquired ViaCell, Inc. (“ViaCell”), which specializes in the collection, testing, processing and preservation of umbilical cord blood stem cells. Following the ViaCell acquisition, the Board of Directors (the “Board”) approved a plan to sell the ViaCyteSM and Cellular Therapy Technology businesses that were acquired with ViaCell. The Company determined that both businesses did not strategically fit with the other products offered by the Human Health segment. The Company also determined that without investing capital into the operations of both businesses, the Company could not effectively compete with larger companies that focus on the market for such products. After careful consideration, the Company decided in the second quarter of fiscal year 2008 to shut down the ViaCyteSM and Cellular Therapy Technology businesses. The Company recorded a pre-tax loss of $8.0 million for severance and facility closure costs during fiscal year 2008 and recorded additional pre-tax losses of $0.1 million and $1.3 million related to facility closure costs during fiscal years 2010 and 2009, respectively.

During fiscal years 2010, 2009 and 2008, the Company settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax loss of $1.8 million in fiscal year 2010, a pre-tax loss of $2.1 million in fiscal year 2009 and a pre-tax loss of $0.4 million in fiscal year 2008. During fiscal year 2009, the Company reached a settlement with the landlord of a closed facility and recognized a pre-tax loss of $1.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary pre-tax operating results of the discontinued operations for the periods prior to disposition were as follows:

	2010	2009	2008
	(In thousands)
Sales	$288,713	$284,983	$363,862
Costs and expenses	263,915	264,952	315,622

Operating income from discontinued operations	24,798	20,031	48,240
Other expenses, net	660	1,148	1,570

Income from discontinued operations before income taxes	$24,138	$18,883	$46,670

The Company recognized a tax provision of $94.0 million on discontinued operations in fiscal year 2010, a tax provision of $4.6 million on discontinued operations in fiscal year 2009 and a tax benefit of $2.1 million in fiscal year 2008 on discontinued operations. The recognition of $94.0 million income tax expense in fiscal year 2010 includes $16.0 million of income tax expense associated with unremitted earnings of directly-owned foreign subsidiaries that no longer qualify as permanently reinvested once the subsidiary is held for sale, and $65.8 million of income tax expense for additional unremitted earnings from foreign subsidiaries associated with the sale of the Company’s IDS and Photoflash businesses that do not require the same level of capital as previously required, and therefore the Company plans to repatriate $250.0 million of cash and have provided for the taxes on the related previously unremitted earnings. The benefit from income taxes of $2.1 million recorded in discontinued operations in fiscal year 2008 includes $8.5 million of income tax benefits related to the favorable settlement of several income tax audits worldwide during the third quarter of fiscal year 2008, as discussed in Note 6, below.

Note 4:	Restructuring and Lease Charges, Net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with the Company’s growth strategy and the integration of its business units.

A description of the restructuring plans and the activity recorded are as follows:

The restructuring plan for the fourth quarter of fiscal year 2010 was intended principally to shift resources to higher growth geographic regions and end markets. The restructuring plans for the second quarter of fiscal year 2010 and third quarter of fiscal year 2009 were intended principally to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets. The restructuring plan for the first quarter of fiscal year 2009 was intended principally to reduce resources in response to the economic downturn and its impact on demand in certain end markets. The activities associated with these plans have been reported as restructuring expenses and are included as a component of operating expenses from continuing operations.

Q4 2010 Restructuring Plan

During the fourth quarter of fiscal year 2010, the Company’s management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2010 Plan”). As a result of the Q4 2010 Plan, the Company recognized a $5.6 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The Company also recognized a $7.6 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space was offset by the recognition of a $2.8 million gain that had been deferred from a previous sales-leaseback transaction on this facility. As part of the Q4 2010 Plan, the Company reduced headcount by 113 employees. All employee notifications and actions related to the closure of excess facility space for the Q4 2010 Plan were completed by January 2, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Q4 2010 Plan activity:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision, net of deferred gain	$8,795	$1,570	$10,365
Reclassification of deferred gain on excess facility space	—	2,840	2,840
Amounts paid and foreign currency translation	(943)	(340)	(1,283)

Balance at January 2, 2011	$7,852	$4,070	$11,922

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $7.9 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012. The Company also anticipates that the remaining payments of $4.1 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

Q2 2010 Restructuring Plan

During the second quarter of fiscal year 2010, the Company’s management approved a plan to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets (the “Q2 2010 Plan”). As a result of the Q2 2010 Plan, the Company recognized a $7.0 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space was offset by the recognition of a $0.1 million gain that had been deferred from a previous sales-leaseback transaction on this facility. The Company also recognized a $3.9 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. As part of the Q2 2010 Plan, the Company reduced headcount by 115 employees. All employee notifications and actions related to the closure of excess facility space for the Q2 2010 Plan were completed by July 4, 2010.

The following table summarizes the Q2 2010 Plan activity:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision, net of deferred gain	$9,067	$1,735	$10,802
Reclassification of deferred gain on excess facility space	—	143	143
Amounts paid and foreign currency translation	(6,874)	181	(6,693)

Balance at January 2, 2011	$2,193	$2,059	$4,252

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $2.2 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2011. The Company also anticipates that the remaining payments of $2.1 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

Q3 2009 Plan

During the third quarter of fiscal year 2009, the Company’s management approved a plan to reduce resources in anticipation of the economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets (the “Q3 2009 Plan”). As a result of the Q3 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan, the Company recognized a $4.3 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. The Company also recognized a $6.3 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. During fiscal year 2010, the Company recorded a pre-tax restructuring reversal of $0.5 million relating to its Q3 2009 Plan due to lower than expected costs associated with the workforce reductions in Europe within both the Human Health and Environmental Health segments. As part of the Q3 2009 Plan, the Company reduced headcount by 131 employees. All notifications and actions related to the Q3 2009 Plan were completed by October 4, 2009.

The following table summarizes the Q3 2009 Plan activity:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Balance at December 28, 2008	$—	$—	$—
Provision	10,167	440	10,607
Amounts paid and foreign currency translation	(5,143)	(99)	(5,242)

Balance at January 3, 2010	5,024	341	5,365
Change in estimates	(497)	—	(497)
Amounts paid and foreign currency translation	(2,558)	(220)	(2,778)

Balance at January 2, 2011	$1,969	$121	$2,090

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

Q1 2009 Plan

During the first quarter of fiscal year 2009, the Company’s management approved a plan to reduce resources in anticipation of the economic downturn and its impact on demand in certain end markets (the “Q1 2009 Plan”). As a result of the Q1 2009 Plan, the Company recognized a $4.8 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. The Company also recognized a $2.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of an excess facility. During fiscal year 2010, the Company recorded a pre-tax restructuring reversal of $1.2 million relating to its Q1 2009 Plan due to lower than expected costs associated with the workforce reductions in Europe within both the Human Health and Environmental Health segments. As part of the Q1 2009 Plan, the Company reduced headcount by 106 employees. All notifications and actions related to the Q1 2009 Plan were completed by April 5, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Q1 2009 Plan activity:

	Severance	Closure of Excess Facility	Total
	(In thousands)
Balance at December 28, 2008	$—	$—	$—
Provision	6,733	458	7,191
Amounts paid and foreign currency translation	(3,834)	(149)	(3,983)

Balance at January 3, 2010	2,899	309	3,208
Change in estimates	(1,235)	—	(1,235)
Amounts paid and foreign currency translation	(1,275)	(85)	(1,360)

Balance at January 2, 2011	$389	$224	$613

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $0.4 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2011. The Company also anticipates that the remaining payments of $0.2 million for the closure of the excess facility will be paid through fiscal year 2012, in accordance with the terms of the applicable lease.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2008 were workforce reductions related to the integration of the Company’s businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During fiscal year 2010, the Company paid $1.5 million related to these plans, recorded a reversal of $0.9 million related to lower than expected costs associated with workforce reductions in Europe within both the Human Health and Environmental Health segments, and recorded a charge of $0.4 million to reduce the estimated sublease rental payments reasonably expected to be obtained for an excess facility in Europe within the Environmental Health segment. As of January 2, 2011, the Company had approximately $3.7 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities in both the Human Health and Environmental Health segments. Payments for these leases, the terms of which vary in length, will be made through fiscal year 2022.

Lease Charges

To facilitate the sale of a business in fiscal year 2001, the Company was required to guarantee the lease obligations that the buyer assumed related to the lease for the building in which the business operated. The lease obligations continue through March 2011. While the Company assigned its interest in the lease to the buyer at the time of the sale of the business, the buyer subsequently defaulted under the lease, and the lessor sought reimbursement from the Company. The Company recorded a charge of $2.7 million in fiscal year 2007 related to payments for this lease obligation. The buyer filed for bankruptcy protection during the third quarter of fiscal year 2008 and was delinquent in making both its lease payments and payments for certain building expenses. The buyer ceased operations in the third quarter of fiscal year 2009 and vacated the property. The Company recorded an additional charge of $0.9 million during the third quarter of fiscal year 2009 related to waste removal and restoration costs, and reduced the estimated sublease rental payments reasonably expected to be obtained for the property. The Company also recorded an additional charge of $0.1 million during the second quarter of fiscal year 2010 to further reduce the estimated sublease rental payments reasonably expected to be obtained for the property. The Company was required to make payments for these obligations of $1.7 million during fiscal year 2010, $1.1 million during fiscal year 2009, and $0.4 million during fiscal year 2008. The remaining balance of this accrual as of January 2, 2011 was $0.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Interest and Other (Income) Expense, Net

Interest and other (income) expense, net, consisted of the following:

	2010	2009	2008
	(In thousands)
Interest income	$(832)	$(1,035)	$(4,023)
Interest expense	15,891	16,008	23,652
Gains on step acquisition	(25,586)	—	—
Discontinuance and settlement of forward interest rate contracts	—	—	17,478
Gains on disposition of investments, net	—	—	(1,158)
Other expense, net	2,144	814	8,090

Total interest and other (income) expense, net	$(8,383)	$15,787	$44,039

Note 6:	Income Taxes

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

The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows:

	2010	2009	2008
	(In thousands)
Unrecognized tax benefits, beginning of period	$39,431	$40,983	$48,647
Gross increases—tax positions in prior period	13,314	6,603	8,652
Gross decreases—tax positions in prior period	(11,190)	(5,949)	(18,956)
Gross increases—current-period tax positions	2,503	2,457	4,108
Gross increases—related to acquisitions	80	88	1,642
Settlements	(2,035)	(3,126)	(2,673)
Lapse of statute of limitations	(2,054)	(2,087)	(207)
Foreign currency translation adjustments	(823)	462	(230)

Unrecognized tax benefits, end of period	$39,226	$39,431	$40,983

The Company continues to classify interest and penalties as a component of income tax expense. At January 2, 2011, the Company had accrued approximately $6.1 million and $6.2 million in interest and penalties, respectively. During fiscal year 2010, the Company recognized approximately $0.8 million in interest and $0.9 million in penalties in its total tax provision. During fiscal year 2009, the Company recognized approximately $1.1 million in interest and a reversal of $0.5 million in penalties in its total tax provision. At January 2, 2011, the Company had gross tax effected unrecognized tax benefits of $39.2 million ($6.3 million included in current liabilities and $32.9 million included in long-term liabilities), of which $33.2 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations. With the Company’s adoption of the new authoritative guidance on business combinations in the first quarter of fiscal year 2009, changes in deferred tax asset valuation allowances and income tax uncertainties, after the acquisition date, will affect income tax expense, including those associated with acquisitions that closed prior to the effective date of the new authoritative guidance on business combinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 2, 2011, the Company had uncertain tax positions of $6.5 million, including accrued interest, net of tax benefits, and penalties, which are expected to be resolved within the next year. A portion of the uncertain tax positions could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as to income tax of numerous state and foreign jurisdictions.

The Company re-measured several of its uncertain tax positions related to fiscal years 2006 through 2009 during fiscal years 2010 and 2009 based on new information arising from events during the year that affected positions for those years. The Company also effectively settled several income tax audits worldwide. The re-measurements and closure of audits included uncertain tax positions in Hong Kong, the United Kingdom, Australia, the Philippines, and the federal and certain state governments within the United States. The net effect of these re-measurements and closure of audits, statute of limitations lapses, provision to return adjustments, interest expense accruals, as well as other discrete items, resulted in the recognition of $11.9 million of income tax benefits in continuing operations during fiscal year 2010 and $1.6 million of income tax benefits in continuing operations during fiscal year 2009. During fiscal year 2008, the Company effectively settled several income tax audits worldwide, including in Canada, the Netherlands, the United Kingdom and the United States covering various years ranging from 1998 through 2005. The closing of these audits resulted in the recognition of $15.6 million of income tax benefits in continuing operations and $8.5 million of income tax benefits in discontinued operations. Tax years ranging from 2000 through 2010 remain open to examination by various tax jurisdictions in which the Company has significant business operations, such as Singapore, Canada, Germany, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.

The components of (loss) income from continuing operations before income taxes were as follows:

	2010	2009	2008
	(In thousands)
U.S.	$(24,237)	$(33,480)	$(58,826)
Non-U.S.	186,221	139,615	162,414

	$161,984	$106,135	$103,588

The components of the provision for (benefit from) income taxes for continuing operations were as follows:

	Current	Deferred Expense (Benefit)	Total
	(In thousands)
2010
Federal	$6,499	$(16,694)	$(10,195)
State	6,772	(3,085)	3,687
Non-U.S.	38,267	(5,697)	32,570

	$51,538	$(25,476)	$26,062

2009
Federal	$(30,989)	$13,219	$(17,770)
State	1,762	2,851	4,613
Non-U.S.	33,532	11,425	44,957

	$4,305	$27,495	$31,800

2008
Federal	$(5,954)	$(18,913)	$(24,867)
State	2,532	(625)	1,907
Non-U.S.	33,000	2,658	35,658

	$29,578	$(16,880)	$12,698

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total provision for income taxes included in the consolidated financial statements is as follows:

	2010	2009	2008
	(In thousands)
Continuing operations	$26,062	$31,800	$12,698
Discontinued operations	94,037	4,628	(2,121)

	$120,099	$36,428	$10,577

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision (benefit) is as follows:

	2010	2009	2008
	(In thousands)
Tax at statutory rate	$56,696	$37,149	$36,258
Non-U.S. rate differential, net	(23,367)	(12,764)	(6,872)
U.S. taxation of multinational operations	4,032	8,618	9,515
State income taxes, net	4,648	7,562	1,046
Prior year tax matters	(11,891)	(1,590)	(10,863)
Federal tax credits	(3,867)	(5,706)	(7,779)
Change in valuation allowance	(3,529)	(2,178)	(11,800)
Other, net	3,340	709	3,193

	$26,062	$31,800	$12,698

The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities as of January 2, 2011 and January 3, 2010 were as follows:

	2010	2009
	(In thousands)
Deferred tax assets:
Inventory	$8,477	$7,249
Reserves and accruals	19,198	17,946
Accrued compensation	22,025	15,736
Net operating loss and credit carryforwards	103,590	88,210
Accrued pension	27,626	40,470
Restructuring reserve	4,994	3,981
Deferred revenue	20,262	9,995
All other, net	2,339	2,195

Total deferred tax assets	208,511	185,782
Deferred tax liabilities:
Postretirement health benefits	(3,018)	(2,307)
Depreciation and amortization	(139,312)	(140,003)
Repatriation accrual	(65,826)	—

Total deferred tax liabilities	(208,156)	(142,310)
Valuation allowance	(58,643)	(50,315)

Net deferred tax liabilities	$(58,288)	$(6,843)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 2, 2011, the Company had state net operating loss carryforwards of $206.3 million, foreign net operating loss carryforwards of $159.3 million, state tax credit carryforwards of $3.0 million, general business tax credit carryforwards of $10.3 million, and foreign tax credit carryforwards of $8.5 million. These are subject to expiration in years ranging from 2011 to 2029, and without expiration for certain foreign net operating loss carryforwards and certain state credit carryforwards. At January 2, 2011, the Company also had U.S. federal net operating loss carryforwards of approximately $92.2 million and federal credit carryforwards of approximately $3.6 million as a result of acquisitions made during fiscal years 2007 through 2010. The utilization of these losses and credits is subject to annual limitations based on Section 382 of the Internal Revenue Code of 1986, as amended. These federal losses and credits will expire in fiscal years 2011 through 2026.

Valuation allowances generally take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. Based on the judgment of the Company, and consistent with prior years, full valuation allowances have been established against these tax attributes with the exception of acquired federal net operating loss carryforwards, certain foreign net operating loss carryforwards and the federal research and experimental tax credit carryforwards that have been determined to be more likely than not to be realized. The tax benefit of the reversal of the valuation allowance associated with the Company’s research and experimental credits was reported as part of the gain on disposal of discontinued operations in fiscal year 2005. The foreign tax credit carryforwards of $8.5 million, if utilized, will result in a credit to equity rather than a reduction of the income tax provision on continuing operations.

In November 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted and allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. The Company had anticipated carrying back losses of up to $80.0 million at the end of fiscal 2009 and classified certain deferred taxes anticipated to be monetized with the filing of the 2009 tax return as a tax receivable. Subsequently, the Company decided not to implement all of the tax deferral strategies previously anticipated, and carried back losses of $43.6 million from fiscal year 2009 to fiscal year 2005. As a result, the tax attributes that related to tax deferral strategies not implemented have reduced the Company’s deferred tax liability balances, with a corresponding reduction in income tax receivable. The Company received a federal income tax refund of $8.9 million in January 2011 and generated general business tax credit carryforwards of $6.4 million.

Current deferred tax assets of $12.1 million and $28.8 million were included in other current assets at January 2, 2011 and January 3, 2010, respectively. Short-term deferred tax liabilities of $15.8 million were included in other current liabilities at January 2, 2011. Short-term deferred tax liabilities were zero at January 3, 2010. Long-term deferred tax liabilities of $54.6 million and $42.2 million were included in other long-term liabilities at January 2, 2011 and January 3, 2010, respectively.

As a result of the sale of the IDS and Photoflash businesses, the Company concluded that the remaining operations within those foreign subsidiaries previously containing IDS and Photoflash operations did not require the same level of capital as previously required, and therefore the Company plans to repatriate $250.0 million of cash and has provided for the taxes on the related previously unremitted earnings. Taxes have not been provided for unremitted earnings that the Company continues to consider permanently reinvested, which is based on its future operational and capital requirements. The impact of this tax provision in fiscal year 2010 was an increase to the Company’s tax provision of $65.8 million in discontinued operations. The Company expects to utilize existing tax attributes to repatriate these earnings and expect the taxes to be paid to repatriate these earnings will be minimal. The Company continues to maintain its permanent reinvestment assertion with regards to the remaining unremitted earnings of its foreign subsidiaries, and therefore does not accrue U.S. tax for the repatriation of its remaining unremitted foreign earnings. As of January 2, 2011, the amount of foreign earnings that are expected to remain invested outside the U.S. indefinitely and for which no U.S. tax cost has been provided was approximately $514.0 million. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

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

	2010	2009	2008
	(In thousands)
Number of common shares—basic	117,109	116,250	117,659
Effect of dilutive securities:
Stock options	725	255	969
Restricted stock	148	85	59

Number of common shares—diluted	117,982	116,590	118,687

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	4,583	8,019	6,889

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8:	Accounts Receivable, Net

Accounts receivable were net of reserves for doubtful accounts of $23.7 million and $22.3 million as of January 2, 2011 and January 3, 2010, respectively.

During fiscal year 2001, the Company established a wholly owned consolidated subsidiary to maintain a receivables purchase agreement with a third-party financial institution. Under this arrangement, the Company sold, on a revolving basis, certain of the Company’s accounts receivable balances to the consolidated subsidiary which simultaneously sold an undivided percentage ownership interest in designated pools of receivables to a third-party financial institution. As collections reduced the balance of sold accounts receivable, new receivables were sold. The Company’s consolidated subsidiary retained the risk of credit loss on the receivables. Accordingly, the full amount of the allowance for doubtful accounts had been provided for on the Company’s consolidated balance sheets. The amount of receivables sold and outstanding with the third-party financial institution was not to exceed $65.0 million, reduced to $50.0 million in March 2009. Under the terms of this agreement, the Company’s consolidated subsidiary retained collection and administrative responsibilities for the balances. The agreement required the third-party financial institution to be paid interest during the period from the date the receivable was sold to its maturity date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9:	Inventories, Net

Inventories as of January 2, 2011 and January 3, 2010 consisted of the following:

	2010	2009
	(In thousands)
Raw materials	$70,472	$61,491
Work in progress	12,660	11,892
Finished goods	124,146	105,283

Total inventories, net	$207,278	$178,666

Note 10:	Property, Plant and Equipment, Net

Property, plant and equipment, at cost, as of January 2, 2011 and January 3, 2010, consisted of the following:

	2010	2009
	(In thousands)
Land	$8,058	$7,350
Building and leasehold improvements	134,483	125,206
Machinery and equipment	274,294	260,107

Total property, plant and equipment	416,835	392,663
Accumulated depreciation	(255,015)	(239,637)

Total property, plant and equipment, net	$161,820	$153,026

Depreciation expense on property, plant and equipment for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008 was $28.4 million, $26.6 million and $24.9 million, respectively.

Note 11:	Marketable Securities and Investments

Investments as of January 2, 2011 and January 3, 2010 consisted of the following:

	2010	2009
	(In thousands)
Marketable securities	$1,178	$1,066
Joint venture and other investments	172	1,221

	$1,350	$2,287

Marketable securities include equity and fixed-income securities held to meet obligations associated with the Company’s supplemental executive retirement plan and other deferred compensation plans. The Company has, accordingly, classified these securities as long-term.

The net unrealized holding gain and loss on marketable securities, net of deferred income taxes, reported as a component of accumulated other comprehensive loss in stockholders’ equity, was a $0.1 million loss at January 2, 2011 and $0.2 million loss at January 3, 2010. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable securities classified as available for sale as of January 2, 2011 and January 3, 2010 consisted of the following:

	Market Value	Gross Unrealized Holding
		Cost	Gains	(Losses)
	(In thousands)
2010
Equity securities	$772	$874	$—	$(102)
Fixed-income securities	262	261	1	—
Other	144	206	—	(62)

	$1,178	$1,341	$1	$(164)

2009
Equity securities	$701	$885	$—	$(184)
Fixed-income securities	230	229	1	—
Other	135	221	—	(86)

	$1,066	$1,335	$1	$(270)

Note 12:	Goodwill and Intangible Assets, Net

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

As discussed in Note 22, the Company realigned its organization into two new operating segments at the beginning of fiscal year 2009. In conjunction with the realignment of its operating segments, the Company also redefined its reporting units based on the new alignment of its operating segments. Financial information in this report relating to fiscal year 2008 has been retrospectively adjusted to reflect the changes in the Company’s operating segments. The Company’s segment management reviews the results of the operations at the operating segment level or one level below its operating segments.

The Company has determined that the reporting units that should be used to test goodwill for impairment are the analytical sciences and laboratory services, genetic screening, bio-discovery and medical imaging. The income approach, specifically the discounted cash flow model, was used to determine the fair values of each of the reporting units in order to allocate goodwill on a relative fair value basis.

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units on January 4, 2010, the annual impairment date for fiscal year 2010, and concluded based on the first step of the process that there was no goodwill impairment.

The Company has consistently employed the income approach to estimate the current fair value when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including markets and market share, sales

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts are based on approved business unit operating plans for the early years’ cash flows and historical relationships in later years. The income approach is sensitive to changes in long-term terminal growth rates and the discount rates. The long-term terminal growth rates are consistent with the Company’s historical long-term terminal growth rates, as the current economic trends are not expected to affect the long-term terminal growth rates of the Company. In fiscal year 2010, the long-term terminal growth rates for the Company’s reporting units ranged from 5.0% to 7.5%. The range for the discount rates for the reporting units was 10.5% to 14.0%. Keeping all other variables constant, a 10.0% change in any one of the input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.

The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing of these assets on January 4, 2010, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place only when events have occurred that may give rise to an impairment. No such events occurred during fiscal year 2010.

The changes in the carrying amount of goodwill for fiscal years 2010 and 2009 are as follows, which included changes related to acquisitions completed during fiscal years 2010 and 2009 and immaterial adjustments related to acquisitions completed prior to fiscal year 2009:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance, December 28, 2008	$888,172	$481,294	$1,369,466
Foreign currency translation	499	522	1,021
Acquisitions, earn-outs and other	37,336	11,662	48,998

Balance, January 3, 2010	926,007	493,478	1,419,485
Foreign currency translation	(20,322)	(10,558)	(30,880)
Acquisitions, earn outs and other	69,255	46,955	116,210

Balance, January 2, 2011	$974,940	$529,875	$1,504,815

As discussed in Note 2, the January 3, 2010 goodwill balance has been retrospectively adjusted by $5.4 million for the measurement period adjustment related to the Analytica acquisition. As discussed in Note 3, the financial information in this report relating to fiscal years 2010, 2009 and 2008 has been retrospectively adjusted to reflect the divesture of the Company’s IDS business, including the goodwill and identifiable intangible asset balances as of January 2, 2011, January 3, 2010 and December 28, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at January 2, 2011 by category and by business segment were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Patents	$91,502	$16,060	$107,562
Less: Accumulated amortization	(64,998)	(13,737)	(78,735)

Net patents	26,504	2,323	28,827

Trade names and trademarks	15,885	334	16,219
Less: Accumulated amortization	(8,042)	(201)	(8,243)

Net trade names and trademarks	7,843	133	7,976

Licenses	59,660	1,150	60,810
Less: Accumulated amortization	(33,420)	(284)	(33,704)

Net licenses	26,240	866	27,106

Core technology	160,496	150,061	310,557
Less: Accumulated amortization	(100,874)	(86,415)	(187,289)

Net core technology	59,622	63,646	123,268

Customer relationships	131,812	9,019	140,831
Less: Accumulated amortization	(48,194)	(5,694)	(53,888)

Net customer relationships	83,618	3,325	86,943

IPR&D	199	3,300	3,499
Less: Accumulated amortization	(11)	(394)	(405)

Net IPR&D	188	2,906	3,094

Net amortizable intangible assets	204,015	73,199	277,214

Non-amortizable intangible assets:
Trade names and trademarks	57,338	89,696	147,034

Totals	$261,353	$162,895	$424,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at January 3, 2010 by category and business segment were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Patents	$90,974	$16,347	$107,321
Less: Accumulated amortization	(56,247)	(12,255)	(68,502)

Net patents	34,727	4,092	38,819

Trade names and trademarks	15,629	355	15,984
Less: Accumulated amortization	(6,876)	(139)	(7,015)

Net trade names and trademarks	8,753	216	8,969

Licenses	63,040	250	63,290
Less: Accumulated amortization	(33,294)	(112)	(33,406)

Net licenses	29,746	138	29,884

Core technology	141,254	139,951	281,205
Less: Accumulated amortization	(84,353)	(73,880)	(158,233)

Net core technology	56,901	66,071	122,972

Customer relationships	118,967	9,494	128,461
Less: Accumulated amortization	(33,115)	(4,615)	(37,730)

Net customer relationships	85,852	4,879	90,731

IPR&D	1,049	3,300	4,349
Less: Accumulated amortization	—	(83)	(83)

Net IPR&D	1,049	3,217	4,266

Net amortizable intangible assets	217,028	78,613	295,641

Non-amortizable intangible assets:
Trade names and trademarks	57,338	89,696	147,034

Totals	$274,366	$168,309	$442,675

Total amortization expense related to finite-lived intangible assets was $60.7 million in fiscal year 2010, $54.1 million in fiscal year 2009 and $52.7 million in fiscal year 2008.

Note 13:	Debt

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, the Company entered into an amended and restated senior unsecured revolving credit facility which provides for a $650.0 million facility through August 13, 2012. Letters of credit in the aggregate amount of approximately $14.0 million are treated as issued under this amended facility. The Company uses the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. and (ii) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin, or the base rate. The Eurocurrency margin as of January 2, 2011 was 40 basis points. The weighted average Eurocurrency interest rate as of January 2, 2011 was 0.26%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.66%. The Company had drawn down

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$274.0 million of borrowings in U.S. Dollars under the facility as of January 2, 2011, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, which are consistent with those financial covenants contained in the Company’s previous senior revolving credit agreement. The financial covenants in the Company’s amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if the Company’s credit rating is down-graded below investment grade.

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

As of January 2, 2011, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $5.3 million, net of taxes of $3.4 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. The Company amortized $2.0 million into interest expense during each of the fiscal years 2010 and 2009, and $1.2 million during fiscal year 2008.

The following table summarizes the maturities of the Company’s indebtedness at January 2, 2011:

	Amended Sr. Unsecured Revolving Credit Facility Maturing 2012(1)	6.0% Sr. Notes Maturing 2015(2)	Other Debt Facilities(2)	Total
	(In thousands)
2011	$—	$—	$2,255	$2,255
2012	274,000	—	—	274,000
2013	—	—	—	—
2014	—	—	—	—
2015	—	150,000	—	150,000
Thereafter	—	—	—	—

Total	$274,000	$150,000	$2,255	$426,255

(1)	The credit facility borrowings carry variable interest rates; the amounts included in this table do not contemplate interest obligations.
(2)	For the purposes of this table, the obligation has been calculated without interest obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14:	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of January 2, 2011 and January 3, 2010 consisted of the following:

	2010	2009
	(In thousands)
Payroll and incentives	$42,475	$40,059
Employee benefits	36,183	37,464
Deferred revenue	96,534	93,467
Federal, non-U.S. and state income taxes	24,428	21,794
Other accrued operating expenses	123,418	102,928

Total accrued expenses and other current liabilities	$323,038	$295,712

Note 15:	Employee Benefit Plans

Savings Plan:    The Company has a 401(k) Savings Plan for the benefit of all qualified U.S. employees. Under this plan, the Company’s employees, other than those eligible for continued accruals under the defined benefit pension plan in fiscal year 2010, received matching contributions in the amount equal to 100% of the first 5% of eligible compensation up to applicable Internal Revenue Service limits. Employees eligible for continued accruals under the defined benefit pension plan in fiscal year 2010 received matching contributions of 55% of the first 6% of eligible compensation. Effective February 1, 2011, all employees receive matching contributions in the amount equal to 100% of the first 5% of eligible compensation up to applicable Internal Revenue Service limits as active pension accruals ceased effective January 31, 2011. Savings plan expense was $10.6 million in fiscal year 2010, $10.6 million in fiscal year 2009 and $9.7 million in fiscal year 2008.

Pension Plans:    The Company has a defined benefit pension plan covering some U.S. employees and non-U.S. pension plans for some non-U.S. employees. The principal U.S. defined benefit pension plan was closed to new hires effective January 31, 2001, and benefits for those employed by the Company’s former Life Sciences businesses were frozen as of that date. Plan benefits were frozen as of March 2003 for those employed by the Company’s former Analytical Instruments business and corporate employees. Plan benefits were frozen as of January 31, 2011 for all employees that were still actively accruing in the plan. The plans provide benefits that are based on an employee’s years of service and compensation near retirement.

Net periodic pension cost for U.S. and non-U.S. plans included the following components:

	2010	2009	2008
	(In thousands)
Service cost	$4,778	$4,607	$4,969
Interest cost	24,894	25,012	26,752
Expected return on plan assets	(23,680)	(22,588)	(26,381)
Settlement loss	458	—	—
Net amortization and deferral	8,094	5,266	3,060

Net periodic pension cost	$14,544	$12,297	$8,400

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of January 2, 2011 and January 3, 2010.

	2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$216,320	$249,592	$224,637	$242,867

Change in benefit obligations:
Projected benefit obligations at beginning of year	$235,227	$249,085	$212,768	$236,081
Service cost	2,586	2,192	2,358	2,249
Interest cost	11,583	13,311	11,952	13,060
Benefits paid and plan expenses	(9,476)	(14,903)	(10,761)	(14,412)
Participants’ contributions	485	—	513	—
Plan amendments	—	—	(150)	—
Plan curtailment	(984)	(5,569)	—	—
Plan settlement	(4,102)	—	—	—
Actuarial loss	4,577	5,475	15,843	12,107
Effect of exchange rate changes	(13,779)	—	2,704	—

Projected benefit obligations at end of year	$226,117	$249,591	$235,227	$249,085

Change in plan assets:
Fair value of plan assets at beginning of year	$86,087	$169,505	$66,680	$161,883
Actual return on plan assets	10,527	19,223	15,900	22,034
Benefits paid and plan expenses	(9,476)	(14,903)	(10,761)	(14,412)
Employer’s contributions	15,161	30,000	11,382	—
Participants’ contributions	485	—	513	—
Plan settlement	(4,102)	—	—	—
Effect of exchange rate changes	(3,022)	—	2,373	—

Fair value of plan assets at end of year	95,660	203,825	86,087	169,505

Net amount recognized in the consolidated balance sheets	$130,457	$45,766	$149,140	$79,580

Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$—	$—	$—	$—
Current liabilities	6,506	—	6,872	—
Noncurrent liabilities	123,951	45,766	142,268	$79,580

Net amounts recognized in the consolidated balance sheets	$130,457	$45,766	$149,140	$79,580

Net amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$29,825	$118,590	$34,184	$127,510
Prior service cost	(2,419)	—	(2,557)	4

Net amounts recognized in accumulated other comprehensive loss	$27,406	$118,590	$31,627	$127,514

Actuarial assumptions as of the year-end measurement date:
Discount rate	5.14%	5.30%	5.29%	5.50%
Rate of compensation increase	3.42%	3.50%	3.39%	3.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010		2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Actuarial assumptions used to determine net periodic pension cost during the year:
Discount rate	5.29%	5.50%	5.77%	5.75%	5.52%	6.00%
Rate of compensation increase	3.39%	3.50%	3.14%	3.50%	3.74%	3.50%
Expected rate of return on assets	7.20%	8.50%	6.50%	8.50%	7.60%	8.50%

Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocations at January 2, 2011 and January 3, 2010, and target asset allocations for fiscal year 2011 are as follows:

	Target Allocation		Percentage of Plan Assets at
	January 1, 2012		January 2, 2011		January 3, 2010
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	65-75%	50-60%	70%	57%	72%	51	%(1)
Debt securities	25-35%	40-50%	30%	38%	27%	36%
Other	0%	0-5%	0%	5%	1%	13	%(1)

Total	100%	100%	100%	100%	100%	100%

(1)	Blackstone Park Avenue Non-Taxable Fund L.P. was redeemed for cash as of December 31, 2009. This amount was included in the “Other” asset category and “Equity securities” asset category as of January 3, 2010. The Company reinvested this cash into equity securities during the first and second quarters of fiscal year 2010.

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

The target allocations for plan assets are listed in the above table. Equity securities primarily include investments in large-cap and mid-cap companies located in the United States and abroad, and equity index funds. Debt securities include corporate bonds of companies from diversified industries, high-yield bonds, and U.S. government securities. Other types of investments include investments in non U.S. government index liked bonds, multi-strategy hedge funds and venture capital funds that follow several different strategies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s pension plan assets at January 2, 2011 and January 3, 2010 by asset category, classified in the three levels of inputs described in Note 20, below, are as follows:

	Fair Value Measurements at January 2, 2011 Using:
	Total Carrying Value at January 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$11,173	$11,173	$—	$—
Equity Securities:
U.S large-cap	36,569	36,569	—	—
International large-cap value	31,902	31,902	—	—
U.S. small cap	3,407	3,407	—	—
Emerging markets growth	8,008	8,008	—	—
Equity index funds	68,850	—	68,850	—
Domestic real estate	10,977	10,977	—	—
Commodities	4,781	4,781	—	—
Fixed income securities:
U.S. Treasury securities	2,437	2,437	—	—
Corporate debt instruments-preferred	372	—	372	—
Corporate debt instruments	58,608	—	58,608	—
Corporate bonds	17,312	—	17,312	—
High yield bonds	15,922	15,922	—	—
Other types of investments:
Multi-strategy hedge funds	20,073	—	—	20,073
Venture capital funds	14	—	—	14
Non U.S. government index linked bonds	8,487	—	8,487	—
DC units	593	—	593	—

Total assets measured at fair value	$299,485	$125,176	$154,222	$20,087

	Fair Value Measurements at January 3, 2010 Using:
	Total Carrying Value at January 3, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$22,075	$22,075	$—	$—
Equity Securities:
U.S. large-cap	32,664	32,664	—	—
International large-cap value	30,769	30,769	—	—
U.S. small cap	3,265	3,265	—	—
Emerging markets growth	3,323	3,323	—	—
Equity index funds	62,467	—	62,467	—
Domestic real estate	2,591	2,591	—	—
Fixed income securities:
U.S. government securities	14,587	14,587	—	—
Corporate debt instruments-preferred	360	—	360	—
Corporate debt instruments	44,416	—	44,416	—
Corporate bonds	22,899	—	22,899	—
High yield bonds	1,714	1,714	—	—
Other types of investments:
Common collective trusts	14,375	—	2,276	12,099
Venture capital funds	87	—	—	87

Total assets measured at fair value	$255,592	$110,988	$132,418	$12,186

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

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2010 and 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Common Collective Trusts	Venture Capital Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at December 28, 2008	$42,396	$23,523	$—	$65,919
Realized losses	(7,982)	(2,116)	—	(10,098)
Unrealized gains	15,009	5	—	15,014
Purchases, issuances, and settlements	(36,409)	(21)	—	(36,430)
Transfers out of Level 3	(915)	(21,304)	—	(22,219)

Balance at January 3, 2010	12,099	87	—	12,186
Realized gains (losses)	20	(92)	—	(72)
Unrealized gains	—	113	151	264
Purchases, issuances, and settlements	(12,119)	(94)	19,922	7,709

Balance at January 2, 2011	$—	$14	$20,073	$20,087

The Company does not expect to make a contribution to the U.S. pension plan during fiscal year 2011. With respect to non-U.S. plans, the Company expects to contribute approximately $11.0 million in fiscal year 2011.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2011	$10,184	$15,159
2012	10,349	15,291
2013	11,119	15,540
2014	11,096	15,893
2015	11,570	16,094
2016-2020	61,205	83,892

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2011 is as follows:

2011
(In thousands)
Net actuarial loss	$8,934
Prior service cost	(212)

$8,722

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At January 2, 2011 and January 3, 2010, the projected benefit obligations were $19.1 million and $18.0 million, respectively. Assets with a fair value of $0.1 million, segregated in a trust (which is included in marketable securities and investments on the consolidated balance sheets), were available to meet this obligation as of both January 2, 2011 and January 3, 2010. Pension expense for this plan was approximately $1.6 million in fiscal year 2010, $1.5 million in fiscal year 2009 and $1.3 million in fiscal year 2008.

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

Net periodic postretirement medical benefit credit included the following components:

	2010	2009	2008
	(In thousands)
Service cost	$102	$98	$95
Interest cost	204	211	224
Expected return on plan assets	(832)	(759)	(1,034)
Curtailment gain	(690)	—	—
Net amortization and deferral	(363)	(335)	(702)

Net periodic postretirement medical benefit credit	$(1,579)	$(785)	$(1,417)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets at January 2, 2011 and January 3, 2010.

	2010	2009
	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$1,833	$1,945
Active employees eligible to retire	453	486
Other active employees	1,778	1,576

Accumulated benefit obligations at beginning of year	4,064	4,007

Service cost	102	98
Interest cost	204	211
Benefits paid	(251)	(484)
Curtailment	(628)	—
Actuarial (gain) loss	(132)	232

Change in accumulated benefit obligations during the year	(705)	57

Retirees	1,618	1,833
Active employees eligible to retire	294	453
Other active employees	1,447	1,778

Accumulated benefit obligations at end of year	3,359	4,064

Change in plan assets:
Fair value of plan assets at beginning of year	9,918	9,063
Actual return on plan assets	1,102	1,339
Benefits paid	—	(484)

Fair value of plan assets at end of year	11,020	9,918

Net amounts recognized in the consolidated balance sheets	$(7,661)	$(5,854)

Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$(7,661)	$(5,854)

Net amounts recognized in the consolidated balance sheets	$(7,661)	$(5,854)

Net amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial gain	$(1,863)	$(1,258)
Prior service cost	(253)	(630)

Net amounts recognized in accumulated other comprehensive loss	$(2,116)	$(1,888)

Actuarial assumptions as of the year-end measurement date:
Discount rate	5.30%	5.50%

	2010	2009	2008
Actuarial assumptions used to determine net cost during the year:
Discount rate	5.50%	5.75%	6.00%
Expected rate of return on assets	8.50%	8.50%	8.50%

The consolidated financial statements included $7.7 million and $5.9 million of net long-term assets as of January 2, 2011 and January 3, 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains a master trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

The fair values of the Company’s plan assets at January 2, 2011 and January 3, 2010 by asset category, classified in the three levels of inputs described in Note 20, are as follows:

	Fair Value Measurements at January 2, 2011 Using:
	Total Carrying Value at January 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$577	$577	$—	$—
Equity Securities:
U.S large-cap	1,978	1,978	—	—
International large-cap value	1,725	1,725	—	—
U.S. small cap	184	184	—	—
Emerging markets growth	433	433	—	—
Domestic real estate	594	594	—	—
Commodities	259	259	—	—
Fixed income securities:
U.S. Treasury securities	132	132	—	—
Corporate debt instruments-preferred	20	—	20	—
Corporate debt instruments	3,170	—	3,170	—
High yield bonds	861	861	—	—
Other types of investments:
Multi-strategy hedge funds	1,086	—	—	1,086
Venture capital funds	1	—	—	1

Total assets measured at fair value	$11,020	$6,743	$3,190	$1,087

	Fair Value Measurements at January 3, 2010 Using:
	Total Carrying Value at January 3, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$1,247	$1,247	$—	$—
Equity Securities:
U.S. large-cap	1,912	1,912	—	—
International large-cap value	1,801	1,801	—	—
U.S. small cap	191	191	—	—
Emerging markets growth	194	194	—	—
Domestic real estate	152	152	—	—
Fixed income securities:
U.S. government securities	854	854	—	—
Corporate debt instruments-preferred	21	—	21	—
Corporate debt instruments	2,600	—	2,600	—
High yield bonds	100	100	—	—
Other types of investments:
Common collective trusts	841	—	133	708
Venture capital funds	5	—	—	5

Total assets measured at fair value	$9,918	$6,451	$2,754	$713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Techniques:    Valuation techniques are the same as those disclosed for the U.S. defined benefit plans above.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2010 and 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Common Collective Trusts	Venture Capital Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at December 28, 2008	$2,481	$1,376	$—	$3,857
Realized losses	(467)	(124)	—	(591)
Unrealized gains	878	—	—	878
Purchases, issuances, and settlements	(2,130)	(1)	—	(2,131)
Transfers out of Level 3	(54)	(1,246)	—	(1,300)

Balance at January 3, 2010	708	5	—	713
Realized losses	(53)	(5)	—	(58)
Unrealized gains	—	6	8	14
Purchases, issuances, and settlements	(655)	(5)	1,078	418

Balance at January 2, 2011	$—	$1	$1,086	$1,087

The Company does not expect to make any contributions to the postretirement medical plan during fiscal year 2011.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Postretirement Medical Plan
(In thousands)
2011	$246
2012	243
2013	240
2014	244
2015	244
2016-2020	1,259

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2011 is as follows:

2011
(In thousands)
Net actuarial gain	$(74)
Prior service cost	(253)

$(327)

Deferred Compensation Plans:    During fiscal year 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. Benefit payments under the plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are funded by contributions from participants, and for certain participants, contributions are funded by the Company. The obligations related to the deferred compensation plan totaled $0.9 million at both January 2, 2011 and January 3, 2010.

Note 16:	Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $6.0 million as of January 2, 2011, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

The Company believes it has meritorious defenses to the matter described above, and it is contesting the action vigorously. While this matter is subject to uncertainty, in the opinion of the Company’s management,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on its review of the information available at this time, the resolution of this matter will not have a material adverse effect on the Company’s consolidated financial statements.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at January 2, 2011 should not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

Note 17:	Warranty Reserves

The Company provides warranty protection for certain products for periods usually ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time for service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses and other current liabilities” on the consolidated balance sheets. A summary of warranty reserve activity for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008 is as follows:

(In thousands)
Balance at December 30, 2007	$9,410
Provision charged to income	13,716
Payments	(13,360)
Adjustments to previously provided warranties, net	(1,153)
Foreign currency and acquisitions	(134)

Balance at December 28, 2008	8,479
Provision charged to income	13,832
Payments	(13,901)
Adjustments to previously provided warranties, net	366
Foreign currency and acquisitions	134

Balance at January 3, 2010	8,910
Provision charged to income	13,022
Payments	(13,082)
Adjustments to previously provided warranties, net	(596)
Foreign currency and acquisitions	(4)

Balance at January 2, 2011	$8,250

Note 18:	Stockholders’ Equity

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For fiscal years 2010, 2009 and 2008, the Company recorded incremental pre-tax compensation expense related to the stock options of $6.6 million, $8.7 million, and $10.4 million, respectively. The total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $13.8 million in both fiscal years 2010 and 2009 and $17.8 million in fiscal year 2008. The total pre-tax stock-based compensation expense recognized in continuing operations for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $12.6 million in fiscal year 2010, $12.8 million in fiscal year 2009 and $16.6 million in fiscal year 2008. The total pre-tax stock-based compensation expense recognized in discontinued operations for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $1.2 million in fiscal year 2010, $1.0 million in fiscal year 2009 and $1.2 million in fiscal year 2008. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $4.7 million in fiscal year 2010, $4.8 million in fiscal year 2009 and $5.1 million in fiscal year 2008. Stock-based compensation costs capitalized as part of inventory were $0.3 million and $0.2 million as of January 2, 2011 and January 3, 2010, respectively.

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

	2010	2009	2008
Risk-free interest rate	1.8%	1.6%	2.6%
Expected dividend yield	1.4%	1.9%	1.2%
Expected lives	4.0 years	4.0 years	4.0 years
Expected stock volatility	37.5%	35.0%	28.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the three fiscal years ended January 2, 2011:

	2010		2009		2008
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price
	(Shares in thousands)
Outstanding at beginning of year	8,415	$21.27	9,424	$24.81	11,246	$24.41
Granted	784	21.16	2,254	13.26	1,676	25.05
Exercised	(1,543)	18.82	(459)	13.59	(2,251)	19.43
Canceled	(267)	25.19	(2,601)	28.50	(794)	35.20
Forfeited	(406)	17.67	(203)	21.27	(453)	24.24

Outstanding at end of year	6,983	$21.86	8,415	$21.27	9,424	$24.81

Exercisable at end of year	4,787	$23.78	4,909	$23.95	6,639	$25.03

The weighted-average grant-date fair value of options granted during fiscal years 2010, 2009 and 2008 were $5.99, $3.33, and $5.85, respectively. The total intrinsic value of options exercised during fiscal years 2010, 2009 and 2008 were $6.1 million, $2.0 million, and $19.4 million, respectively. Cash received from option exercises for fiscal years 2010, 2009 and 2008 was $29.0 million, $6.2 million, and $43.7 million, respectively. The related excess tax benefit classified as a financing cash inflow was $2.4 million for fiscal year 2010, $0.2 million for fiscal year 2009, and $0.3 million for fiscal year 2008.

The aggregate intrinsic value for stock options outstanding at January 2, 2011 was $25.3 million with a weighted-average remaining contractual term of 3.2 years. The aggregate intrinsic value for stock options exercisable at January 2, 2011 was $10.7 million with a weighted-average remaining contractual term of 2.2 years. At January 2, 2011, there were 6.6 million stock options that were vested, and expected to vest in the future, with an aggregate intrinsic value of $23.9 million and a weighted-average remaining contractual term of 3.2 years.

There was $5.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of January 2, 2011. This cost is expected to be recognized over a weighted-average period of 1.6 years, and will be adjusted for any future changes in estimated forfeitures.

The following table summarizes total compensation expense recognized related to the stock options, which is a function of current and prior year awards, net of estimated forfeitures, included in the Company’s consolidated statements of operations during the fiscal years ended:

	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Cost of sales	$592	$1,173	$1,433
Selling, general and administrative expenses and other expenses	5,124	6,266	7,333
Research and development expenses	440	413	423

Continuing operations compensation expense related to stock options	6,156	7,852	9,189
Discontinued operations compensation expense related to stock options	475	818	1,193
Less: income tax benefit	(2,358)	(2,978)	(3,285)

Net compensation expense related to stock options	$4,273	$5,692	$7,097

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards:    The Company has awarded shares of restricted stock and restricted stock units that contain time-based vesting provisions and performance-based vesting provisions to certain employees at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. These awards were granted under the Company’s 2009 Plan, 2005 Incentive Plan and 2001 Incentive Plan. Recipients of the restricted stock have the right to vote such shares and receive dividends.

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

The following table summarizes the restricted stock activity for the three fiscal years ended January 2, 2011:

	2010		2009		2008
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at beginning of year	451	$22.49	321	$24.54	377	$22.84
Granted	413	21.20	283	13.24	246	25.38
Vested	(147)	20.45	(118)	15.45	(208)	22.65
Forfeited	(139)	21.17	(35)	23.80	(94)	24.11

Nonvested at end of year	578	$22.00	451	$22.49	321	$24.54

The weighted-average grant-date fair value of restricted stock awards granted were $21.20 in fiscal year 2010, $13.24 in fiscal year 2009, and $25.38 in fiscal year 2008. The fair value of restricted stock awards vested was $3.0 million in fiscal year 2010, $1.8 million in fiscal year 2009, and $4.7 million in fiscal year 2008. The total compensation expense recognized related to the restricted stock awards, which is a function of current and prior year awards, was $4.3 million in fiscal year 2010, $2.3 million in fiscal year 2009, and $6.0 million in fiscal year 2008.

As of January 2, 2011, there was $7.7 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.5 fiscal years.

Performance Units:    The Company’s performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three-year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period, and are paid in cash and accounted for as a liability based award. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. The Company granted 129,879 performance units, 205,900 performance units, and 131,151 performance units during fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years 2010, 2009, and 2008, respectively. The weighted-average grant-date fair value of performance units granted during fiscal years 2010, 2009, and 2008 was $20.89, $13.17, and $24.95, respectively. The total compensation expense related to these performance units, which is a function of current and prior year awards, was $2.0 million, $2.1 million, and $0.6 million for fiscal years 2010, 2009, and 2008, respectively. As of January 2, 2011, there were 323,674 performance units outstanding subject to forfeiture.

Stock Awards:    The Company’s stock award program provides non-employee Directors an annual equity award. For fiscal years 2010, 2009, and 2008 the award equaled the number of shares of the Company’s common stock which has an aggregate fair market value of $100,000 on the date of the award. The stock award is prorated for non-employee Directors who serve for only a portion of the year. The shares are granted in April following the annual meeting of shareholders, on the third business day after the Company’s first quarter earnings release. The compensation expense associated with these stock awards is recognized when the stock award is granted. During the first quarter of fiscal year 2008, a new non-employee Director was awarded 667 shares as a prorated award for serving a portion of fiscal year 2007. During fiscal years 2010, 2009, and 2008, each non-employee Director was awarded 4,337 shares, 5,790 shares, and 3,740 shares, respectively. The weighted-average grant-date fair value of stock awards granted during fiscal years 2010, 2009, and 2008 was $23.06, $17.27, and $26.70, respectively. The total compensation expense recognized related to these stock awards was $0.8 million, $0.8 million, and $0.8 million for fiscal years 2010, 2009, and 2008, respectively.

Employee Stock Purchase Plan:    In April 1999, the Company’s shareholders approved the 1998 Employee Stock Purchase Plan. In April 2005, the Compensation and Benefits Committee of the Board voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During fiscal year 2010, the Company issued 0.1 million shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $21.80 per share. During fiscal year 2009, the Company issued 0.2 million shares under this plan at a weighted-average price of $16.05 per share. During fiscal year 2008, the Company issued 0.1 million shares under this plan at a weighted-average price of $25.56 per share. At January 2, 2011 there remains available for sale to employees an aggregate of 1.3 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Comprehensive (Loss) Income:

The components of accumulated other comprehensive loss consists of the following:

	Foreign Currency Translation Adjustment	Unrecognized Losses and Prior Service Costs, net of tax	Unrealized (Losses) Gains on Securities, net of tax	Unrealized and Realized (Losses) Gains on Derivatives, net of tax	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance, December 30, 2007	$112,172	$(49,080)	$(47)	$(5,338)	$57,707
Current year change	(29,067)	(57,220)	(321)	(2,338)	(88,946)

Balance, December 28, 2008	83,105	(106,300)	(368)	(7,676)	(31,239)
Current year change	4,937	(2,349)	204	1,196	3,988

Balance, January 3, 2010	88,042	(108,649)	(164)	(6,480)	(27,251)
Current year change	(33,692)	6,192	64	1,196	(26,240)

Balance, January 2, 2011	$54,350	$(102,457)	$(100)	$(5,284)	$(53,491)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects on the foreign currency translation component of other comprehensive (loss) income are minimal due to the Company’s previous position that undistributed earnings of foreign subsidiaries are permanently reinvested. As a result of the sale of the IDS and Photoflash businesses, the Company concluded that the remaining operations within those foreign subsidiaries previously containing IDS and Photoflash operations did not require the same level of capital as previously required, and therefore the Company plans to repatriate $250.0 million of cash and has provided for the taxes on the related previously unremitted earnings. Taxes have not been provided for unremitted earnings that the Company continues to consider permanently reinvested, which is based on its future operational and capital requirements. The components of other comprehensive (loss) income were as follows:

After-Tax Amount
(In thousands)
2010
Foreign currency translation adjustments	$(34,086)
Reclassification of foreign currency translation gains to earnings upon sale of subsidiaries	394
Unrecognized gains and prior service costs, net of income taxes	6,192
Unrealized net gains on securities, net of income taxes	64
Reclassification adjustments for losses on derivatives included in net income	1,196

Other comprehensive loss	$(26,240)

2009
Foreign currency translation adjustments	$4,937
Unrecognized losses and prior service costs, net of income taxes	(2,349)
Unrealized net gains on securities, net of income taxes	204
Reclassification adjustments for losses on derivatives included in net income	1,196

Other comprehensive income	$3,988

2008
Foreign currency translation adjustments	$(29,067)
Unrecognized losses and prior service costs, net of income taxes	(57,220)
Unrealized net losses on securities, net of income taxes	(321)
Reclassification adjustments for losses on derivatives included in net income	3,268
Unrealized and realized losses on derivatives, net of income taxes	(5,606)

Other comprehensive loss	$(88,946)

Stock Repurchase Program:

On October 23, 2008, the Company announced that the Board authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, the Company announced that the Board had authorized the Company to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During fiscal year 2008, the Company repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $18.0 million, including commissions, under the Repurchase Program. During fiscal year 2009, the Company repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the Repurchase Program. During fiscal year 2010, the Company repurchased approximately 3.0 million shares of common stock in the open market at an aggregate cost of $71.5 million, including commissions, under the Repurchase Program. As of January 2, 2011, approximately 10.0 million shares of common stock remained available for repurchase from the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.0 million shares authorized by the Board under the Repurchase Program. From January 3, 2011 through February 24, 2011, the Company repurchased approximately 3.0 million shares of common stock in the open market at an aggregate cost of $80.6 million, including commissions, under the Repurchase Program.

The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During fiscal year 2008, the Company repurchased 37,521 shares of common stock. During fiscal year 2009, the Company repurchased 28,890 shares of common stock. During fiscal year 2010, the Company repurchased 57,551 shares of common stock for this purpose.

The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:

The Board declared regular quarterly cash dividends of $0.07 per share in each quarter of fiscal year 2010 and in each quarter of fiscal year 2009. In the future, the Board may reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Note 19:	Derivatives and Hedging Activities

The Company uses derivative instruments as part of its risk management strategy only, and includes derivatives utilized as economic hedges that are not designated as hedging instruments. By nature, all financial instruments involve market and credit risks. The Company enters into derivative instruments with major investment grade financial institutions and has policies to monitor the credit risk of those counterparties. The Company does not enter into derivative contracts for trading or other speculative purposes, nor does the Company use leveraged financial instruments. Approximately 61% of the Company’s business is conducted outside of the United States, generally in foreign currencies. The fluctuations in foreign currency can increase the costs of financing, investing and operating the business. The intent of these economic hedges is to offset gains and losses that occur on the underlying exposures from these currencies, with gains and losses resulting from the forward currency contracts that hedge these exposures.

In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the Company’s consolidated balance sheets. Unrealized gains and losses on the Company’s foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive (loss) income in the accompanying consolidated balance sheets. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs and impacts earnings.

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $107.3 million at January 2, 2011 and $168.5 million at January 3, 2010, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days during fiscal years 2010, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of January 2, 2011, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $5.3 million, net of taxes of $3.4 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. The Company amortized $2.0 million into interest expense during each of the fiscal years 2010 and 2009, and $1.2 million during fiscal year 2008.

Note 20:	Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of January 2, 2011.

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during fiscal years 2010 and 2009. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.

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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis at January 2, 2011 and January 3, 2010 classified in one of the three classifications described above:

	Fair Value Measurements at January 2, 2011 Using:
	Total Carrying Value at January 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,178	$1,178	$—	$—
Foreign exchange derivative liabilities, net	(84)	—	(84)	—
Contingent consideration	(1,731)	—	—	(1,731)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements at January 3, 2010 Using:
	Total Carrying Value at January 3, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,066	$1,066	$—	$—
Foreign exchange derivative liabilities, net	(41)	—	(41)	—
Contingent consideration	(4,251)	—	—	(4,251)

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

The Company has classified its net liabilities for contingent consideration relating to its acquisitions of Opto Technology Inc., acquired in January 2009, and Sym-Bio within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A reconciliation of the beginning and ending Level 3 net liabilities is as follows:

(In thousands)
Balance at December 28, 2008	$—
Transfers into Level 3	(4,437)
Payments	—
Change in fair value (included within selling, general and administrative expenses)	186

Balance at January 3, 2010	(4,251)
Transfers into Level 3	—
Payments	2,717
Change in fair value (included within selling, general and administrative expenses)	(197)

Balance at January 2, 2011	$(1,731)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities.

The Company’s amended senior unsecured revolving credit facility, with a $650.0 million available limit, and the Company’s 6% senior unsecured notes, with a face value of $150.0 million, had outstanding balances as of January 2, 2011 of $274.0 million and $150.0 million, respectively, and as of January 3, 2010 of $406.0 million and $150.0 million, respectively. The interest rate on the Company’s amended senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during fiscal year 2010. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value. The fair value of the 6% senior unsecured notes is estimated using market quotes from brokers or is based on current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates offered for similar debt. At January 2, 2011, the 6% senior unsecured notes had an aggregate carrying value of $150.0 million and a fair value of $166.8 million. At January 3, 2010, the 6% senior unsecured notes had an aggregate carrying value of $150.0 million and a fair value of $159.4 million.

As of January 2, 2011, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 21:	Leases

The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for fiscal years 2010, 2009, and 2008 amounted to $46.8 million, $36.2 million, and $36.5 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $40.3 million in fiscal year 2011, $29.6 million in fiscal year 2012, $19.9 million in fiscal year 2013, $15.2 million in fiscal year 2014, $15.0 million in fiscal year 2015 and $58.9 million in fiscal year 2016 and thereafter.

Note 22:	Industry Segment and Geographic Area Information

The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

Beginning with fiscal year 2009, the Company realigned its businesses in a manner intended to allow the Company to prioritize its capabilities on two key strategic operating areas—Human Health and Environmental Health. The Company evaluates the performance of its operating segments based on sales and operating income. Intersegment sales and transfers are not significant. The Company’s management reviews the results of the Company’s operations by these two operating segments. The accounting policies of the operating segments are the same as those described in Note 1. Financial information in this report relating to fiscal year 2008 has been retrospectively adjusted to reflect the changes in the Company’s operating segments. The principal products and services of these operating segments are:

•

Human Health.    Develops diagnostics, tools and applications to help detect diseases earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within the Human Health segment, the Company serves both the diagnostics and research markets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and operating income (loss) by operating segment for the three fiscal years ended January 2, 2011, excluding discontinued operations, are shown in the table below:

	2010	2009	2008
	(In thousands)
Human Health
Sales	$796,310	$731,649	$768,659
Operating income from continuing operations	96,474	80,581	79,743
Environmental Health
Sales	908,036	819,117	891,009
Operating income from continuing operations	92,295	75,518	106,153
Corporate
Operating loss from continuing operations	(35,168)	(34,177)	(38,269)
Continuing Operations
Sales	$1,704,346	$1,550,766	$1,659,668
Operating income from continuing operations	153,601	121,922	147,627
Interest and other (income) expense, net (see Note 5)	(8,383)	15,787	44,039

Income from continuing operations before income taxes	$161,984	$106,135	$103,588

Additional information relating to the Company’s operating segments is as follows:

	Depreciation and Amortization Expense			Capital Expenditures
	2010	2009	2008	2010	2009	2008
	(In thousands)			(In thousands)
Human Health	$61,346	$54,287	$52,614	$17,341	$17,945	$20,313
Environmental Health	26,284	24,272	23,212	15,005	5,684	11,755
Corporate	1,533	2,203	1,550	1,300	1,887	3,201

Continuing operations	$89,163	$80,762	$77,376	$33,646	$25,516	$35,269

Discontinued operations	$10,177	$12,377	$16,381	$9,090	$7,073	$10,135

	Total Assets
	January 2, 2011	January 3, 2010
	(In thousands)
Human Health	$1,772,695	$1,656,462
Environmental Health	1,376,248	1,164,603
Corporate	60,203	27,516
Net current and long-term assets of discontinued operations	227	210,459

Total assets	$3,209,373	$3,059,040

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following geographic area information for continuing operations includes sales based on location of external customer and net long-lived tangible assets based on physical location:

	Sales
	2010	2009	2008
	(In thousands)
U.S.	$669,935	$596,345	$614,258
International:
China	131,541	104,313	79,202
United Kingdom	97,204	104,368	115,128
Germany	91,687	95,418	129,042
France	82,288	76,522	82,829
Japan	75,678	68,858	64,997
Italy	67,433	68,861	76,752
Other international	488,580	436,081	497,460

Total international	1,034,411	954,421	1,045,410

	$1,704,346	$1,550,766	$1,659,668

	Net Long-Lived Assets
	January 2, 2011	January 3, 2010
	(In thousands)
U.S.	$126,575	$140,264
International:
China	21,111	15,469
Finland	14,046	14,512
Singapore	5,694	6,027
Netherlands	3,343	3,975
Italy	3,019	2,555
United Kingdom	2,830	2,787
Japan	2,667	2,686
Germany	2,412	2,795
Canada	1,980	2,109
Other international	11,561	5,732

Total international	68,663	58,647

	$195,238	$198,911

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23:	Quarterly Financial Information (Unaudited)

Selected quarterly financial information follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share data)
2010
Sales	$393,620	$421,613	$419,143	$469,970	$1,704,346
Gross profit	175,266	189,253	185,783	208,329	758,631
Restructuring and lease charges, net	—	9,833	—	9,130	18,963
Operating income from continuing operations	30,619	33,244	41,417	48,321	153,601
Income from continuing operations before income taxes	27,497	54,897	34,737	44,853	161,984
Income from continuing operations	19,636	47,179	26,545	42,562	135,922
Net income	24,391	57,643	13,391	288,494	383,919
Basic earnings per share:
Continuing operations	$0.17	$0.40	$0.23	$0.37	$1.16
Net income	0.21	0.49	0.11	2.48	3.28
Diluted earnings per share:
Continuing operations	$0.17	$0.40	$0.22	$0.36	$1.15
Net income	0.21	0.49	0.11	2.46	3.25
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28

2009
Sales	$368,848	$376,406	$377,036	$428,476	$1,550,766
Gross profit	167,355	169,029	168,755	193,843	698,982
Restructuring and lease charges, net	7,191	—	10,796	—	17,987
Operating income from continuing operations	19,565	30,867	21,903	49,587	121,922
Income from continuing operations before income taxes	15,043	26,981	17,353	46,758	106,135
Income from continuing operations	10,255	17,832	13,328	32,920	74,335
Net income	10,559	21,505	13,589	39,946	85,599
Basic earnings per share:
Continuing operations	$0.09	$0.15	$0.11	$0.28	$0.64
Net income	0.09	0.19	0.12	0.34	0.74
Diluted earnings per share:
Continuing operations	$0.09	$0.15	$0.11	$0.28	$0.64
Net income	0.09	0.18	0.12	0.34	0.73
Cash dividends per common share	0.07	0.07	0.07	0.07	0.28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2011. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 2, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of January 2, 2011, our internal control over financial reporting was effective based on those criteria.

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.

Waltham, Massachusetts

We have audited the internal control over financial reporting of PerkinElmer, Inc. and subsidiaries (the “Company”) as of January 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2011 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 1, 2011

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2011 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2011 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

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

The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26 2011 under the captions “Information Relating to Our Board of Directors and Its Committees—Director Compensation,” “—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2011 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2011 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2011 under the caption “Information Relating to Our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2011 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2011 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Registered Public Accounting Firm Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for each of the Three Years in the Period Ended January 2, 2011

Consolidated Balance Sheets at January 2, 2011 and January 3, 2010

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the Three Years in the Period Ended January 2, 2011

Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended January 2, 2011

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts

We have omitted financial statement schedules, other than those we note above, because of the absence of conditions under which they are required, or because the required information is given in the financial statements or notes thereto.

3. EXHIBITS

Exhibit No.	Exhibit Title

3.1	PerkinElmer, Inc.’s Restated Articles of Organization, filed with the Commission on May 11, 2007 as Exhibit 3.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

3.2	PerkinElmer, Inc.’s Amended and Restated By-Laws , filed with the Commission on April 28, 2009 as Exhibit 3.1 to our current report on Form 8-K and herein incorporated by reference.

4.1	Specimen Certificate of PerkinElmer, Inc.’s Common Stock, $1 par value, filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.1	Amended and Restated Credit Agreement, dated as of August 13, 2007, among PerkinElmer, Inc. and Wallac Oy as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc. and HSBC Bank USA, National Association, as Co-Syndication Agents, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Lenders party thereto, filed with the Commission on May 15, 2009 as Exhibit 10.17 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.2	First Amendment to the Amended and Restated Credit Agreement dated as of May 30, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.2 to our quarterly report on Form 10-Q and herein incorporated by reference.

Exhibit No.		Exhibit Title

10.3		Note Purchase Agreement, dated as of May 30, 2008 by and among PerkinElmer, Inc. and the Northwestern Mutual Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, Aviva Life and Annuity Company, American Investors Life Insurance Company, the Lincoln National Life Insurance Company, Physicians Life Insurance Company, Hartford Life and Accident Insurance Company, Allianz Life Insurance Company of North America, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Hakone Fund II LLC, Great-West Life & Annuity Insurance Company, Knights of Columbus, the Ohio National Life Insurance Company and Ohio National Life Assurance Corporation, filed with the Commission on May 15, 2009 as Exhibit 10.18 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.4	*	Employment Contracts:

(1) Third Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert F. Friel, dated as of December 16, 2008, filed with the Commission on February 26, 2009 as Exhibit 10.4(2) to our annual report on Form 10-K and herein incorporated by reference;

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

(4) Employment Agreement by and between Joel S. Goldberg and PerkinElmer, Inc. dated as of July 21, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference;

(5) Employment Agreement by and between Frank Anders Wilson and PerkinElmer, Inc. dated as of April 28, 2009, filed with the Commission on April 30, 2009 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference;

(6) Employment Agreement by and between PerkinElmer, Inc. and John R. Letcher dated as of February 1, 2010, filed with the Commission on March 1, 2010 as Exhibit 10.4(9) to our annual report on Form 10-K and herein incorporated by reference; and

(7) Form of Amendment, entered into by and between PerkinElmer, Inc. and each of the following executive officers on the dates indicated below, attached hereto as Exhibit 10.4(7):

		Executive Officer	Date
		Joel S. Goldberg John R. Letcher Daniel R. Marshak Frank Anders Wilson	December 3, 2010 December 13, 2010 December 17, 2010 December 21, 2010

10.5	*	PerkinElmer, Inc.’s 2005 Incentive Plan, filed with the Commission on March 18, 2005 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.6	*	PerkinElmer, Inc.’s Amended and Restated 2001 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.7	*	PerkinElmer, Inc.’s 2009 Incentive Plan, filed with the Commission on March 20, 2009 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

Exhibit No.		Exhibit Title

10.8	*	PerkinElmer, Inc.’s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.9	*	First Amendment to PerkinElmer, Inc.’s 2008 Deferred Compensation Plan, attached hereto as Exhibit 10.9

10.10	*	PerkinElmer, Inc.’s 2008 Supplemental Executive Retirement Plan, filed with the Commission on December 12, 2008 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

10.11	*	PerkinElmer, Inc.’s Performance Unit Program Description, filed with the Commission on February 6, 2009 as Exhibit 10.10 to our annual report on Form 10-K and herein incorporated by reference.

10.12	*	PerkinElmer, Inc.’s Performance Incentive Plan (Executive Officers), filed with the Commission on February 6, 2009 as Exhibit 10.11 to our annual report on Form 10-K and herein incorporated by reference.

10.13	*	PerkinElmer, Inc.’s Amended and Restated Life Sciences Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.2 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.14	*	PerkinElmer, Inc. 1998 Employee Stock Purchase Plan as Amended and Restated on December 10, 2009, filed with the Commission on March 1, 2010 as Exhibit 10.15 to our annual report on Form 10-K and herein incorporated by reference.

10.15		Stock Purchase Agreement, dated as of April 12, 2010, by and among PerkinElmer, Inc., SGL Holdings Company, LLC, SGL NewCo, Inc. and the Equity Holders named therein, filed with the Commission on May 13, 2010 as Exhibit 2.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.16		Master Purchase and Sales Agreement between PerkinElmer, Inc. and IDS Acquisition Corp., dated as of August 31, 2010, filed with the Commission on September 3, 2010 as Exhibit 99.1 to our current report on Form 8-K and herein incorporated by reference.

10.17		Equity Transfer Agreement, dated as of June 12, 2009, by and among The Sellers (as defined therein) and PerkinElmer IVD Pte. Ltd. (as Buyer), filed with the Commission on November 12, 2009 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.18	*	Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004, filed with the Commission on August 6, 2004 as Exhibit 10.4(b) to our quarterly report on Form 10-Q and herein incorporated by reference.

10.19	*	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.3 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.20	*	Form of Stock Option Agreement given by PerkinElmer, Inc. to its chairman and chief executive officer for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.4 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.21	*	Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2005 Incentive Plan, filed with the Commission on March 1, 2007 as Exhibit 10.23 to our annual report on Form 10-K and herein incorporated by reference.

10.22	*	PerkinElmer, Inc.’s Form of Restricted Stock Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.3 to our current report on Form 8-K and herein incorporated by reference.

Exhibit No.		Exhibit Title

10.23	*	PerkinElmer, Inc.’s Form of Restricted Stock Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.4 to our current report on Form 8-K and herein incorporated by reference.

10.24	*	PerkinElmer, Inc.’s Form of Restricted Stock Unit Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.5 to our current report on Form 8-K and herein incorporated by reference.

10.25	*	PerkinElmer, Inc.’s Form of Restricted Stock Unit Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.6 to our current report on Form 8-K and herein incorporated by reference.

10.26	*	Form of Stock Option Agreement given by PerkinElmer, Inc. to its chief executive officer for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

10.27	*	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.3 to our current report on Form 8-K and herein incorporated by reference.

10.28	*	Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.4 to our current report on Form 8-K and herein incorporated by reference.

10.29	*	Form of Restricted Stock Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.5 to our current report on Form 8-K and herein incorporated by reference.

10.30	*	Form of Restricted Stock Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.6 to our current report on Form 8-K and herein incorporated by reference.

10.31	*	Form of Restricted Stock Unit Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.7 to our current report on Form 8-K and herein incorporated by reference.

10.32	*	Form of Restricted Stock Unit Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.8 to our current report on Form 8-K and herein incorporated by reference.

12.1		Statement regarding computation of ratio of earnings to fixed charges, attached hereto as Exhibit 12.1.

21		Subsidiaries of PerkinElmer, Inc., attached hereto as Exhibit 21.

23		Consent of Independent Registered Public Accounting Firm, attached hereto as Exhibit 23.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.1.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.2.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 32.1.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

Exhibit No.	Exhibit Title

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended January 2, 2011, (ii) Consolidated Balance Sheets as of January 2, 2011 and January 3, 2010, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended January 2, 2011, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended January 2, 2011, (v) Notes to Condensed Consolidated Financial Statements, and (vi) Financial Schedule of Valuation and Qualifying Accounts.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

128

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended January 2, 2011

Description	Balance at Beginning of Year	Provisions	Charges/ Write- offs	Other(1)	Balance at End of Year
	(In thousands)
Reserve for doubtful accounts
Year ended December 28, 2008	$15,584	$10,069	$(2,789)	$473	$23,337
Year ended January 3, 2010	23,337	8,016	(9,416)	374	22,311
Year ended January 2, 2011	$22,311	$5,374	$(4,706)	$697	$23,676

(1)	Other amounts primarily relate to the impact of acquisitions and foreign exchange movements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	PERKINELMER, INC. Title	Date

By:	/S/ ROBERT F. FRIEL Robert F. Friel	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2011

By:	/S/ FRANK A. WILSON Frank A. Wilson	Sr. Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

	Signature	Title	Date

By:	/S/ ROBERT F. FRIEL Robert F. Friel	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2011

By:	/S/ FRANK A. WILSON Frank A. Wilson	Sr. Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2011

By:	/S/ NICHOLAS A. LOPARDO Nicholas A. Lopardo	Director	March 1, 2011

By:	/S/ ALEXIS P. MICHAS Alexis P. Michas	Director	March 1, 2011

By:	/S/ JAMES C. MULLEN James C. Mullen	Director	March 1, 2011

By:	/S/ DR. VICKI L. SATO Dr. Vicki L. Sato	Director	March 1, 2011

	Signature	Title	Date

By:	/S/ GABRIEL SCHMERGEL Gabriel Schmergel	Director	March 1, 2011

By:	/S/ KENTON J. SICCHITANO Kenton J. Sicchitano	Director	March 1, 2011

By:	/S/ PATRICK J. SULLIVAN Patrick J. Sullivan	Director	March 1, 2011

By:	/S/ G. ROBERT TOD G. Robert Tod	Director	March 1, 2011

EXHIBIT INDEX

Exhibit No.		Exhibit Title

3.1		PerkinElmer, Inc.’s Restated Articles of Organization, filed with the Commission on May 11, 2007 as Exhibit 3.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

3.2		PerkinElmer, Inc.’s Amended and Restated By-Laws , filed with the Commission on April 28, 2009 as Exhibit 3.1 to our current report on Form 8-K and herein incorporated by reference.

4.1		Specimen Certificate of PerkinElmer, Inc.’s Common Stock, $1 par value, filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.1		Amended and Restated Credit Agreement, dated as of August 13, 2007, among PerkinElmer, Inc. and Wallac Oy as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc. and HSBC Bank USA, National Association, as Co-Syndication Agents, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Lenders party thereto, filed with the Commission on May 15, 2009 as Exhibit 10.17 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.2		First Amendment to the Amended and Restated Credit Agreement dated as of May 30, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.2 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.3		Note Purchase Agreement, dated as of May 30, 2008 by and among PerkinElmer, Inc. and the Northwestern Mutual Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, Aviva Life and Annuity Company, American Investors Life Insurance Company, the Lincoln National Life Insurance Company, Physicians Life Insurance Company, Hartford Life and Accident Insurance Company, Allianz Life Insurance Company of North America, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Hakone Fund II LLC, Great-West Life & Annuity Insurance Company, Knights of Columbus, the Ohio National Life Insurance Company and Ohio National Life Assurance Corporation, filed with the Commission on May 15, 2009 as Exhibit 10.18 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.4	*	Employment Contracts:

(1) Third Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert F. Friel, dated as of December 16, 2008, filed with the Commission on February 26, 2009 as Exhibit 10.4(2) to our annual report on Form 10-K and herein incorporated by reference;

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

(4) Employment Agreement by and between Joel S. Goldberg and PerkinElmer, Inc. dated as of July 21, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference;

(5) Employment Agreement by and between Frank Anders Wilson and PerkinElmer, Inc. dated as of April 28, 2009, filed with the Commission on April 30, 2009 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference;

(6) Employment Agreement by and between PerkinElmer, Inc. and John R. Letcher dated as of February 1, 2010, filed with the Commission on March 1, 2010 as Exhibit 10.4(9) to our annual report on Form 10-K and herein incorporated by reference; and

Exhibit No.		Exhibit Title

(7) Form of Amendment, entered into by and between PerkinElmer, Inc. and each of the following executive officers on the dates indicated below, attached hereto as Exhibit 10.4(7):

		Executive Officer	Date
		Joel S. Goldberg	December 3, 2010
		John R. Letcher	December 13, 2010
		Daniel R. Marshak	December 17, 2010
		Frank Anders Wilson	December 21, 2010

10.5	*	PerkinElmer, Inc.’s 2005 Incentive Plan, filed with the Commission on March 18, 2005 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.6	*	PerkinElmer, Inc.’s Amended and Restated 2001 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.7	*	PerkinElmer, Inc.’s 2009 Incentive Plan, filed with the Commission on March 20, 2009 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.8	*	PerkinElmer, Inc.’s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.9	*	First Amendment to PerkinElmer, Inc.’s 2008 Deferred Compensation Plan, attached hereto as Exhibit 10.9

10.10	*	PerkinElmer, Inc.’s 2008 Supplemental Executive Retirement Plan, filed with the Commission on December 12, 2008 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

10.11	*	PerkinElmer, Inc.’s Performance Unit Program Description, filed with the Commission on February 6, 2009 as Exhibit 10.10 to our annual report on Form 10-K and herein incorporated by reference.

10.12	*	PerkinElmer, Inc.’s Performance Incentive Plan (Executive Officers), filed with the Commission on February 6, 2009 as Exhibit 10.11 to our annual report on Form 10-K and herein incorporated by reference.

10.13	*	PerkinElmer, Inc.’s Amended and Restated Life Sciences Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.2 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.14	*	PerkinElmer, Inc. 1998 Employee Stock Purchase Plan as Amended and Restated on December 10, 2009, filed with the Commission on March 1, 2010 as Exhibit 10.15 to our annual report on Form 10-K and herein incorporated by reference.

10.15		Stock Purchase Agreement, dated as of April 12, 2010, by and among PerkinElmer, Inc., SGL Holdings Company, LLC, SGL NewCo, Inc. and the Equity Holders named therein, filed with the Commission on May 13, 2010 as Exhibit 2.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.16		Master Purchase and Sales Agreement between PerkinElmer, Inc. and IDS Acquisition Corp., dated as of August 31, 2010, filed with the Commission on September 3, 2010 as Exhibit 99.1 to our current report on Form 8-K and herein incorporated by reference.

10.17		Equity Transfer Agreement, dated as of June 12, 2009, by and among The Sellers (as defined therein) and PerkinElmer IVD Pte. Ltd. (as Buyer), filed with the Commission on November 12, 2009 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.18	*	Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004, filed with the Commission on August 6, 2004 as Exhibit 10.4(b) to our quarterly report on Form 10-Q and herein incorporated by reference.

133

Exhibit No.		Exhibit Title

10.19	*	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.3 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.20	*	Form of Stock Option Agreement given by PerkinElmer, Inc. to its chairman and chief executive officer for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.4 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.21	*	Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2005 Incentive Plan, filed with the Commission on March 1, 2007 as Exhibit 10.23 to our annual report on Form 10-K and herein incorporated by reference.

10.22	*	PerkinElmer, Inc.’s Form of Restricted Stock Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.3 to our current report on Form 8-K and herein incorporated by reference.

10.23	*	PerkinElmer, Inc.’s Form of Restricted Stock Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.4 to our current report on Form 8-K and herein incorporated by reference.

10.24	*	PerkinElmer, Inc.’s Form of Restricted Stock Unit Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.5 to our current report on Form 8-K and herein incorporated by reference.

10.25	*	PerkinElmer, Inc.’s Form of Restricted Stock Unit Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.6 to our current report on Form 8-K and herein incorporated by reference.

10.26	*	Form of Stock Option Agreement given by PerkinElmer, Inc. to its chief executive officer for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

10.27	*	Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.3 to our current report on Form 8-K and herein incorporated by reference.

10.28	*	Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.4 to our current report on Form 8-K and herein incorporated by reference.

10.29	*	Form of Restricted Stock Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.5 to our current report on Form 8-K and herein incorporated by reference.

10.30	*	Form of Restricted Stock Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.6 to our current report on Form 8-K and herein incorporated by reference.

10.31	*	Form of Restricted Stock Unit Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.7 to our current report on Form 8-K and herein incorporated by reference.

10.32	*	Form of Restricted Stock Unit Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.8 to our current report on Form 8-K and herein incorporated by reference.

Exhibit No.	Exhibit Title

12.1	Statement regarding computation of ratio of earnings to fixed charges, attached hereto as Exhibit 12.1.

21	Subsidiaries of PerkinElmer, Inc., attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm, attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.2.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 32.1.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended January 2, 2011, (ii) Consolidated Balance Sheets as of January 2, 2011 and January 3, 2010, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended January 2, 2011, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended January 2, 2011, (v) Notes to Condensed Consolidated Financial Statements, and (vi) Financial Schedule of Valuation and Qualifying Accounts.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.