Form 10-Q
period 2011-04-03
PERKINELMER INC
filed 2011-05-10
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

or

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

As of May 4, 2011, there were outstanding 112,761,872 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands, except per share data)
Sales	$447,864	$393,620
Cost of sales	247,643	218,354
Selling, general and administrative expenses	134,562	121,586
Research and development expenses	26,317	23,061

Operating income from continuing operations	39,342	30,619
Interest and other expense, net	5,756	3,122

Income from continuing operations before income taxes	33,586	27,497
Provision for income taxes	7,686	7,861

Net income from continuing operations	25,900	19,636
Income from discontinued operations before income taxes	—	7,314
Loss on disposition of discontinued operations before income taxes	(1,584)	(222)
Provision for income taxes on discontinued operations and dispositions	794	2,337

Net (loss) income from discontinued operations and dispositions	(2,378)	4,755

Net income	$23,522	$24,391

Basic earnings (loss) per share:
Continuing operations	$0.23	$0.17
Discontinued operations	(0.02)	0.04

Net income	$0.21	$0.21

Diluted earnings (loss) per share:
Continuing operations	$0.22	$0.17
Discontinued operations	(0.02)	0.04

Net income	$0.20	$0.21

Weighted average shares of common stock outstanding:
Basic	113,998	117,189
Diluted	115,140	117,931
Cash dividends per common share	$0.07	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 3, 2011	January 2, 2011
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$415,848	$420,086
Accounts receivable, net	345,492	356,763
Inventories, net	224,832	207,278
Other current assets	101,297	100,685
Current assets of discontinued operations	231	227

Total current assets	1,087,700	1,085,039

Property, plant and equipment, net:
At cost	432,004	416,835
Accumulated depreciation	(266,899)	(255,015)

Property, plant and equipment, net	165,105	161,820
Marketable securities and investments	1,389	1,350
Intangible assets, net	432,472	424,248
Goodwill	1,585,355	1,504,815
Other assets, net	34,079	32,101

Total assets	$3,306,100	$3,209,373

Current liabilities:
Short-term debt	$2,250	$2,255
Accounts payable	149,196	161,042
Accrued restructuring and integration costs	16,785	22,611
Accrued expenses	341,240	323,038
Current liabilities of discontinued operations	1,743	6,256

Total current liabilities	511,214	515,202

Long-term debt	514,000	424,000
Long-term liabilities	372,954	344,353

Total liabilities	1,398,168	1,283,555

Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 112,706,000 shares and 115,715,000 shares at April 3, 2011 and at January 2, 2011, respectively	112,706	115,715
Capital in excess of par value	146,086	224,013
Retained earnings	1,655,223	1,639,581
Accumulated other comprehensive loss	(6,083)	(53,491)

Total stockholders’ equity	1,907,932	1,925,818

Total liabilities and stockholders’ equity	$3,306,100	$3,209,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Operating activities:
Net income	$23,522	$24,391
Add: net loss (income) from discontinued operations and dispositions	2,378	(4,755)

Net income from continuing operations	25,900	19,636
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	23,953	20,001
Stock-based compensation	3,054	3,315
Amortization of deferred debt issuance costs	635	635
Amortization of acquired inventory revaluation	110	—
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	24,609	2,977
Inventories, net	(9,558)	(11,959)
Accounts payable	(16,330)	8,284
Excess tax benefit from exercise of common stock	(7,772)	(24)
Accrued expenses and other	2,679	8,372

Net cash provided by operating activities of continuing operations	47,280	51,237
Net cash used in operating activities of discontinued operations	(4,629)	(1,845)

Net cash provided by operating activities	42,651	49,392
Investing activities:
Capital expenditures	(7,681)	(7,501)
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(56,602)	(3,089)

Net cash used in investing activities of continuing operations	(64,283)	(10,590)
Net cash used in investing activities of discontinued operations	—	(2,321)

Net cash used in investing activities	(64,283)	(12,911)
Financing activities:
Payments on debt	(118,200)	(62,000)
Proceeds from borrowings	208,000	32,000
Payments on other credit facilities	(38)	(37)
Payments for acquisition-related contingent consideration	(137)	(136)
Excess tax benefit from exercise of common stock	7,772	24
Proceeds from issuance of common stock under stock plans	18,030	12,434
Purchases of common stock	(109,224)	(938)
Dividends paid	(8,106)	(8,227)

Net cash used in financing activities of continuing operations	(1,903)	(26,880)
Net cash used in financing activities of discontinued operations	(1,908)	(2,844)

Net cash used in financing activities	(3,811)	(29,724)

Effect of exchange rate changes on cash and cash equivalents	21,205	(4,720)

Net (decrease) increase in cash and cash equivalents	(4,238)	2,037
Cash and cash equivalents at beginning of period	420,086	179,707

Cash and cash equivalents at end of period	$415,848	$181,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States (the “U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed with the SEC (the “2010 Form 10-K”). The balance sheet amounts at January 2, 2011 in this report were derived from the Company’s audited 2010 consolidated financial statements included in the 2010 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 3, 2011 and April 4, 2010, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. The Company has evaluated subsequent events from April 3, 2011 through the date of the issuance of these condensed consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these condensed consolidated financial statements or to require additional disclosure. Certain reclassifications were made to prior year amounts to conform to the current period presentation. None of the reclassifications affected the Company’s net income in any period.

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on multiple-deliverable revenue arrangements. This guidance establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating and measuring deliverables and allocating arrangement consideration to one or more units of accounting. The amendments in this guidance also establish a selling price hierarchy for determining the selling price of a deliverable. The amendments also require a company to provide information about the significant judgments made and changes to those judgments and about the way the application of the relative selling-price method affects the timing or amount of revenue recognition. The Company adopted this authoritative guidance on multiple-deliverable revenue arrangements in the first quarter of fiscal year 2011. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on certain revenue arrangements that include software elements. This guidance changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” of the product. Products for which software elements are not essential to the functionality of the product are excluded from current software revenue guidance. The guidance includes factors to help companies determine what software elements are considered “essential to the functionality” of the product. The amendments subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The Company adopted this authoritative guidance on revenue arrangements that include software elements in the first quarter of fiscal year 2011. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

In March 2010, the FASB issued authoritative guidance on the milestone method of revenue recognition. This guidance will allow the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. This guidance provides a definition of a substantive milestone that should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of the applicability of this definition is limited to transactions involving milestones relating to research and development deliverables. This guidance also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination of whether this methodology is appropriate. The Company adopted this authoritative guidance on the milestone method of revenue recognition on a prospective basis in the first quarter of fiscal year 2011. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective dates. Unless otherwise discussed, the Company believes that such recently issued pronouncements will not have a material impact on the Company’s condensed consolidated financial position, results of operations, and cash flows or do not apply to the Company’s operations.

Note 2: Business Combinations

Acquisition of Geospiza, Inc. In May 2011, the Company acquired all of the outstanding stock of Geospiza, Inc. (“Geospiza”). Geospiza is a developer of software systems for the management of genetic analysis and laboratory workflows. Geospiza primarily services biotechnology and pharmaceutical companies, universities, researchers, contract core and diagnostic laboratories involved in genetic testing and manufacturing bio-therapeutics by meeting their combined laboratory, data management and analytical needs. The Company expects this acquisition to enhance its software offerings, which will enable researchers to explore the genomic origins of disease effectively, and help address customers’ growing needs to manage knowledge and improve scientific productivity. The Company paid the shareholders of Geospiza approximately $13.3 million in cash at the closing for the stock of Geospiza. The purchase price is also subject to potential adjustments for Geospiza’s working capital as of the closing date and indemnification obligations of Geospiza’s equity holders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and will be allocated to goodwill, none of which will be tax deductible. The Company expects to report the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of CambridgeSoft Corporation. In April 2011, the Company acquired all of the outstanding stock of CambridgeSoft Corporation (“CambridgeSoft”). CambridgeSoft is a provider of discovery, collaboration and knowledge enterprise solutions, scientific databases and professional services. CambridgeSoft primarily services pharmaceutical, biotechnology and chemical industries with solutions that help customers create, analyze and communicate scientific data while improving the speed, quality, efficiency and predictability of research and development investments. The Company expects this acquisition to enhance its focus on knowledge management in laboratory settings by expanding its software offerings, enabling customers to share data used for scientific decisions. The Company paid the shareholders of CambridgeSoft approximately $221.8 million in cash at the closing for the stock of CambridgeSoft, inclusive of an adjustment for net working capital. The purchase price is also subject to potential adjustments for indemnification obligations of CambridgeSoft’s equity holders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and will be allocated to goodwill, none of which will be tax deductible. The Company expects to report the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Acquisition of ArtusLabs, Inc. In March 2011, the Company acquired all of the outstanding stock of ArtusLabs, Inc. (“ArtusLabs”). ArtusLabs offers the Ensemble® scientific knowledge platform, to accelerate research and development in the pharmaceutical, chemical, petrochemical and related industries. Ensemble® integrates disparate data from customers’ Electronic Laboratory Notebooks and informatics systems and databases. The Company expects this acquisition to enhance its focus on knowledge management in laboratory settings by expanding its informatics offerings, enabling customers to rapidly access enterprise-wide data. The Company paid the shareholders of ArtusLabs approximately $14.7 million in cash at the closing for the stock of ArtusLabs. The Company may pay additional contingent consideration of up to $15.0 million, with an estimated fair value of $7.5 million as of the closing date. The purchase price is also subject to potential adjustments for indemnification obligations of ArtusLabs’ equity holders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which will be tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Acquisition of ID Biological Systems, Inc. In March 2011, the Company acquired specified assets and assumed specified liabilities of ID Biological Systems, Inc. (“IDB”). IDB is a manufacturer of filter paper-based sample collection devices for neonatal screening and prenatal diagnostics. The Company expects this acquisition to enhance its market position in the prenatal and neonatal markets. The Company paid approximately $7.7 million in cash at the closing for this transaction. The Company may pay additional contingent consideration of up to $3.3 million, with an estimated fair value of $0.3 million as of the closing date. The purchase price is also subject to potential adjustments for IDB’s working capital as of the closing date and indemnification obligations of IDB’s equity holders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, all of which will be tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of chemagen Biopolymer-Technologie AG. In February 2011, the Company acquired all of the outstanding stock of chemagen Biopolymer-Technologie AG (“chemagen”). chemagen manufactures and sells nucleic acid sample preparation systems and reagents utilizing M-PVA magnetic bead technology. The Company expects this acquisition to enhance its genetic screening business by expanding the Company’s product offerings to diagnostics, academic and industrial end markets. The Company paid the shareholders of chemagen approximately $35.0 million in cash at the closing for the stock of chemagen, inclusive of an adjustment for net working capital. The Company may pay additional contingent consideration of up to $20.3 million, with an estimated fair value of $7.7 million as of the closing date. The purchase price is also subject to potential adjustments for indemnification obligations of chemagen’s equity holders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which will be tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocation. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. The Company does not consider these acquisitions to be material to its condensed consolidated results of operations and is therefore not presenting pro forma financial information of operations. The Company has also determined that the presentation of the results of operations for each of these acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

As of April 3, 2011, the purchase price and related allocation for the acquisitions completed in fiscal year 2011 were preliminary. The preliminary allocation may be revised as a result of additional information regarding assets acquired and liabilities assumed, including taxes and revisions of preliminary estimates of fair values made at the date of purchase. For acquisitions completed subsequent to fiscal year 2008, during the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings.

The components of the fair values of the business combinations and allocations for the acquisitions completed in fiscal year 2011 are as follows:

	chemagen (Preliminary)	ArtusLabs (Preliminary)	IDB (Preliminary)
	(In thousands)
Fair value of business combination:
Cash payments	$33,873	$14,683	$7,664
Contingent consideration	7,723	7,475	333
Working capital adjustments	1,170	—	(160)
Less: cash acquired	(901)	(125)	(29)

Total	$41,865	$22,033	$7,808

Identifiable assets acquired and liabilities assumed:
Current assets	$2,287	$199	$719
Property, plant and equipment	290	7	699
Identifiable intangible assets	14,768	4,750	2,610
Goodwill	29,746	17,804	4,436
Deferred taxes	(4,391)	(13)	—
Liabilities assumed	(835)	(714)	(656)

Total	$41,865	$22,033	$7,808

Note 3: Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of April 3, 2011 and January 2, 2011.

The Company recorded the following gains and losses, which have been reported as loss on disposition of discontinued operations:

	April 3, 2011	April 4, 2010
	(In thousands)
Loss on disposition of Illumination and Detection Solutions business	$(1,585)	$—
Gain on disposition of Photoflash business	4	—
Net loss on disposition of other discontinued operations	(3)	(222)

Net loss on disposition of discontinued operations before income taxes	$(1,584)	(222)

In November 2010, the Company sold its Illumination and Detection Solutions (“IDS”) business, which was included in the Company’s Environmental Health segment, for approximately $500.0 million, $482.0 million net of payments for acquired cash balances, subject to an adjustment for working capital as of the closing date. As of April 3, 2011, the Company had a receivable from the buyer for $28.7 million outstanding related to this sale. The Company expects the divestiture of its IDS business to reduce the complexity of its product offerings and organizational structure, and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer acquired the Company’s IDS business through the purchase of all outstanding stock of certain of the Company’s subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of related assets and the assumption of liabilities held by the Company and certain of its subsidiaries located in Singapore and Germany. The Company recognized a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, in the fourth quarter of fiscal year 2010 as a result of the sale of its IDS business. During the first quarter of fiscal year 2011, the Company updated the net working capital adjustment associated with the sale of this business and other potential contingencies, which resulted in the recognition of a pre-tax loss of $1.6 million. These gains and losses were recognized as a gain (loss) on the disposition of discontinued operations.

As part of the Company’s strategic business alignment into the Human Health and Environmental Health segments, completed at the beginning of fiscal year 2009, and the Company’s continuing efforts to focus on higher growth opportunities, in December 2008, the Company’s management approved a plan to divest its Photoflash business within the Environmental Health segment. In June 2010, the Company sold the Photoflash business for approximately $13.5 million, including a net working capital adjustment, plus potential additional contingent consideration. The Company recognized a pre-tax gain of $4.4 million, inclusive of the net working capital adjustment, in the second quarter of fiscal year 2010 as a result of the sale. This gain was recognized as a gain on the disposition of discontinued operations.

During the first three months of both fiscal years 2011 and 2010, the Company settled various commitments related to the divestiture of other discontinued operations. The Company recognized a pre-tax loss of $0.2 million in the first three months of fiscal year 2010 in connection with the settlement of those commitments.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Sales	$—	$76,278
Costs and expenses	—	68,696

Operating income from discontinued operations	—	7,582
Other expense, net	—	268

Income from discontinued operations before income taxes	$—	$7,314

The Company recognized a tax provision of $0.8 million on discontinued operations for the first three months of fiscal year 2011 and a tax provision of $2.3 million for the first three months of fiscal year 2010 on discontinued operations.

Note 4: Restructuring and Lease Charges, Net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with the Company’s growth strategy and the integration of its business units.

A description of the restructuring plans and the activity recorded for the three months ended April 3, 2011 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 4 to the audited consolidated financial statements in the 2010 Form 10-K.

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

Q4 2010 Restructuring Plan

During the fourth quarter of fiscal year 2010, the Company’s management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2010 Plan”). As a result of the Q4 2010 Plan, the Company recognized a $5.6 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The Company also recognized a $7.6 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space was offset by the recognition of a $2.8 million gain that had been deferred from a previous sale-leaseback transaction on this facility. As part of the Q4 2010 Plan, the Company reduced headcount by 113 employees. All employee notifications and actions related to the closure of excess facility space for the Q4 2010 Plan were completed by January 2, 2011.

The following table summarizes the Q4 2010 Plan activity for the three months ended April 3, 2011:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 2, 2011	$7,852	$4,070	$11,922
Amounts paid and foreign currency translation	(4,979)	56	(4,923)

Balance at April 3, 2011	$2,873	$4,126	$6,999

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

Q2 2010 Restructuring Plan

During the second quarter of fiscal year 2010, the Company’s management approved a plan to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets (the “Q2 2010 Plan”). As a result of the Q2 2010 Plan, the Company recognized a $7.0 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space was offset by the recognition of a $0.1 million gain that had been deferred from a previous sale-leaseback transaction on this facility. The Company also recognized a $3.9 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. As part of the Q2 2010 Plan, the Company reduced headcount by 115 employees. All employee notifications and actions related to the closure of excess facility space for the Q2 2010 Plan were completed by July 4, 2010.

The following table summarizes the Q2 2010 Plan activity for the three months ended April 3, 2011:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 2, 2011	$2,193	$2,059	$4,252
Amounts paid and foreign currency translation	(1,010)	50	(960)

Balance at April 3, 2011	$1,183	$2,109	$3,292

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

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2009 were workforce reductions related to the integration of the Company’s businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During the three months ended April 3, 2011, the Company paid $0.1 million related to these plans. As of April 3, 2011, the Company had approximately $6.5 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. The Company expects to make payments for these leases, the terms of which vary in length, through fiscal year 2022.

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Interest income	$(322)	$(181)
Interest expense	3,916	3,803
Other expense (income), net	2,162	(500)

Total interest and other expense, net	$5,756	$3,122

Note 6: Inventories, Net

Inventories consisted of the following:

	April 3, 2011	January 2, 2011
	(In thousands)
Raw materials	$72,521	$70,472
Work in progress	14,358	12,660
Finished goods	137,953	124,146

Total inventories, net	$224,832	$207,278

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

At April 3, 2011, the Company had gross tax effected unrecognized tax benefits of $40.9 million, of which $34.9 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.

At April 3, 2011, the Company had uncertain tax positions of $5.5 million, including accrued interest, net of tax benefits and penalties, which are expected to be resolved within the next year. A portion of the uncertain tax positions could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as to income tax of numerous state and foreign jurisdictions.

Tax years ranging from 2001 through 2010 remain open to examination by various tax jurisdictions in which the Company has significant business operations, such as Singapore, Canada, Germany, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.

As a result of the sale of the IDS and Photoflash businesses, the Company concluded that the remaining operations within those foreign subsidiaries previously containing IDS and Photoflash operations did not require the same level of capital as previously required, and therefore the Company plans to repatriate approximately $250.0 million of cash and has provided for the taxes on the related previously unremitted earnings. Taxes have not been provided for unremitted earnings that the Company continues to consider permanently reinvested, the determination of which is based on its future operational and capital requirements. The impact of this tax provision in fiscal year 2010 was an increase to the Company’s tax provision of $65.8 million in discontinued operations. The Company expects to utilize existing tax attributes to repatriate these earnings and expects the taxes to be paid to repatriate these earnings will be minimal. As of April 3, 2011, the Company had repatriated $50.2 million in foreign earnings. From April 4, 2011 through May 4, 2011, the Company repatriated an additional $20.0 million in foreign earnings. The Company continues to maintain its permanent reinvestment assertion with regards to the remaining unremitted earnings of its foreign subsidiaries, and therefore does not accrue U.S. tax for the repatriation of its remaining unremitted foreign earnings.

Note 8: Debt

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, the Company entered into an amended and restated senior unsecured revolving credit facility which provides for a $650.0 million facility through August 13, 2012. As of April 3, 2011, letters of credit in the aggregate amount of approximately $13.2 million are treated as issued under this amended facility. The Company uses the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. or (ii) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin, or the base rate. The Eurocurrency margin as of April 3, 2011 was 40 basis points. The weighted average Eurocurrency interest rate as of April 3, 2011 was 0.25%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.65%. The Company had drawn down $364.0 million of borrowings in U.S. Dollars under the facility as of April 3, 2011, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, which are consistent with those financial covenants contained in the Company’s previous senior revolving credit agreement. The financial covenants in the Company’s amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if the Company’s credit rating is down-graded below investment grade.

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

The Company entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%, that were intended to hedge movements in interest rates prior to the Company’s expected debt issuance. In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income (loss). During the fourth quarter of fiscal year 2008, the Company concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, the Company discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million in interest and other expense, net.

As of April 3, 2011, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $5.0 million, net of taxes of $3.2 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. The Company amortized into interest expense $0.5 million during the first three months of fiscal year 2011 and $2.0 million during fiscal year 2010.

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

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Number of common shares—basic	113,998	117,189
Effect of dilutive securities:
Stock options	1,020	623
Restricted stock awards	122	119

Number of common shares—diluted	115,140	117,931

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	1,922	5,480

Antidilutive securities include outstanding stock options with proceeds from exercise plus average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 10: Industry Segment Information

The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on sales and operating income. Intersegment sales and transfers are not significant. The Company’s management reviews the results of the Company’s operations by these two operating segments. The accounting policies of the operating segments are the same as those described in Note 1 to the audited consolidated financial statements in the 2010 Form 10-K. The principal products and services of these operating segments are:

•

Human Health. Develops diagnostics, tools and applications to help detect diseases earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within the Human Health segment, the Company serves both the diagnostics and research markets.

•

Environmental Health. Provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. Within the Environmental Health segment, the Company serves the environmental and safety, industrial and laboratory services markets.

The Company has a process to allocate and recharge expenses to the reportable segments when such costs are administered or paid by the Company’s corporate headquarters based on the extent to which the segment benefited from the expenses. The expenses for the Company’s corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, have been included as “Corporate” below. These amounts have been calculated in a consistent manner and are included in the Company’s calculations of segment results to internally plan and assess the performance of each segment for all purposes.

Sales and operating income by operating segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Human Health
Sales	$202,007	$188,572
Operating income from continuing operations	20,754	21,848

Environmental Health
Sales	245,857	205,048
Operating income from continuing operations	29,112	18,962

Corporate
Operating loss from continuing operations	(10,524)	(10,191)

Continuing Operations
Sales	$447,864	$393,620
Operating income from continuing operations	39,342	30,619
Interest and other expense, net (see Note 5)	5,756	3,122

Income from continuing operations before income taxes	$33,586	$27,497

Note 11: Stockholders’ Equity

Comprehensive Income (Loss):

The components of comprehensive income (loss) consisted of the following:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Net income	$23,522	$24,391
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	47,169	(29,107)
Unrecognized losses and prior service costs, net of income taxes	(110)	—
Unrealized net gains on securities, net of income taxes	50	29
Reclassification adjustments for losses on derivatives included in net income	299	299

	47,408	(28,779)

Comprehensive income (loss)	$70,930	$(4,388)

The components of accumulated other comprehensive loss consisted of the following:

	April 3, 2011	January 2, 2011
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$101,519	$54,350
Unrecognized gains and prior service costs, net of income taxes	(102,567)	(102,457)
Unrealized net gains on securities, net of income taxes	(50)	(100)
Reclassification adjustments for losses on derivatives included in net income	(4,985)	(5,284)

Accumulated other comprehensive loss	$(6,083)	$(53,491)

The Company plans to repatriate approximately $250.0 million of cash related to the previously unremitted earnings of IDS, and has recorded a $2.7 million tax effect on those earnings at April 3, 2011 in the foreign currency translation adjustments related to the three months ended April 3, 2011.

Stock Repurchase Program:

On October 23, 2008, the Company announced that the Board of Directors (the “Board”) authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, the Company announced that the Board had authorized the Company to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the first three months of fiscal year 2011, the Company repurchased approximately 4.0 million shares of common stock in the open market at an aggregate cost of $107.8 million, including commissions, under the Repurchase Program. As of April 3, 2011, approximately 6.0 million shares of the Company’s common stock remained available for repurchase from the 15.0 million shares authorized by the Board under the Repurchase Program.

The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During the first three months of fiscal year 2011, the Company repurchased 55,378 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:

The Board declared a regular quarterly cash dividend of $0.07 per share in the first quarter of fiscal year 2011 and in each quarter of fiscal year 2010. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Note 12: Stock Plans

The Company utilizes one stock-based compensation plan, the 2009 Incentive Plan (the “2009 Plan”). Under the 2009 Plan, 10.0 million shares of the Company’s common stock, as well as shares of the Company’s common stock previously granted under the Amended and Restated 2001 Incentive Plan and the 2005 Incentive

Plan that were cancelled or forfeited without the shares being issued, are authorized for stock option grants, restricted stock awards, performance units and stock grants as part of the Company’s compensation programs (the “Plan”). The 2009 Plan is described in more detail in the Company’s definitive proxy statement filed with the SEC on March 20, 2009 and Note 18 to the Company’s audited consolidated financial statements filed with the 2010 Form 10-K.

For the three months ended April 3, 2011 and April 4, 2010, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $3.1 million and $4.2 million, respectively. The total pre-tax stock-based compensation expense recognized in continuing operations for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $3.1 million and $4.0 million for the three months ended April 3, 2011 and April 4, 2010, respectively. The total income tax benefit recognized in the condensed consolidated income statements for stock-based compensation was $1.0 million and $1.4 million for the three months ended April 3, 2011 and April 4, 2010, respectively. Stock-based compensation costs capitalized as part of inventory were $0.2 million as of both April 3, 2011 and April 4, 2010.

The following table summarizes total compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, which is a function of current and prior year awards, net of estimated forfeitures, included in the Company’s condensed consolidated income statements for the three months ended April 3, 2011 and April 4, 2010:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Cost of sales	$260	$263
Research and development expenses	146	120
Selling, general and administrative and other expenses	2,648	3,626

Continuing operations stock compensation expense	3,054	4,009
Discontinued operations stock compensation expense	—	230

Total stock compensation expense	$3,054	$4,239

Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three Months Ended
	April 3, 2011	April 4, 2010
Risk-free interest rate	1.9%	1.8%
Expected dividend yield	1.1%	1.4%
Expected lives	4 years	4 years
Expected stock volatility	38.1%	37.5%

The following table summarizes stock option activity for the three months ended April 3, 2011:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at January 2, 2011	6,983	$21.86
Granted	519	26.58
Exercised	(865)	20.85
Canceled	(28)	21.98
Forfeited	(48)	16.13

Outstanding at April 3, 2011	6,561	$22.41	3.3	$30.8

Exercisable at April 3, 2011	4,903	$23.14	2.5	$20.7

Vested and expected to vest in the future	5,967	$22.41	3.3	$28.0

The weighted-average grant-date fair value of options granted for the three months ended April 3, 2011 and April 4, 2010 was $7.81 and $5.95, respectively. The total intrinsic value of options exercised for the three months ended April 3, 2011 and April 4, 2010 was $5.1 million and $2.3 million, respectively. Cash received from option exercises for the three months ended April 3, 2011 and April 4, 2010 was $18.0 million and $12.4 million, respectively. The excess tax benefit recognized from stock awards, classified as a financing cash activity, was $7.8 million and $0.02 million for the three months ended April 3, 2011 and April 4, 2010, respectively.

There was $7.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of April 3, 2011. This cost is expected to be recognized over a weighted-average period of 2.1 fiscal years and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock Awards: The following table summarizes restricted stock award activity for the three months ended April 3, 2011:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at January 2, 2011	578	$21.77
Granted	316	26.45
Vested	(121)	23.80
Forfeited	(58)	24.78

Nonvested at April 3, 2011	715	$23.26

The weighted-average grant-date fair value of restricted stock awards granted during the three months ended April 3, 2011 and April 4, 2010 was $26.45 and $20.89, respectively. The fair value of restricted stock awards vested for the three months ended April 3, 2011 and April 4, 2010 was $2.9 million and $0.9 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards, which is a function of current and prior year awards, was $1.4 million and $1.2 million for the three months ended April 3, 2011 and April 4, 2010, respectively.

As of April 3, 2011, there was $13.0 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.1 fiscal years.

Performance Units: The Company granted 89,828 performance units and 129,879 performance units during the three months ended April 3, 2011 and April 4, 2010, respectively, as part of the Company’s executive incentive program. The weighted-average grant-date fair value of performance units granted during the three months ended April 3, 2011 and April 4, 2010 was $26.71 and $20.89, respectively. The total compensation expense recognized related to these performance units, which is a function of current and prior year awards, was $0.5 million and $0.7 million for the three months ended April 3, 2011 and April 4, 2010, respectively. As of April 3, 2011, 346,308 performance units were outstanding, all subject to forfeiture.

Stock Awards: The Company generally grants stock awards only to non-employee directors. The Company did not grant any stock awards to non-employee directors during each of the three months ended April 3, 2011 and April 4, 2010.

Employee Stock Purchase Plan: During the three months ended April 3, 2011 and April 4, 2010, the Company did not issue any shares of common stock under the Company’s Employee Stock Purchase Plan. As of April 3, 2011, an aggregate of 1.3 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of January 3, 2011, its annual impairment date for fiscal year 2011, and concluded based on the first step of the process that there was no goodwill impairment.

The Company has consistently employed the income approach to estimate the current fair value when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. Cash flow forecasts are based on approved business unit operating plans for the early years’ cash flows and historical relationships in later years. The income approach is sensitive to changes in long-term terminal growth rates and the discount rates. The long-term terminal growth rates are consistent with the Company’s historical long-term terminal growth rates, as the current economic trends are not expected to affect the long-term terminal growth rates of the Company. The long-term terminal growth rates for the Company’s reporting units ranged from 5.0% to 7.5% for the fiscal year 2011 impairment analysis. The range for the discount rates for the reporting units was 9.5% to 12.0%. Keeping all other variables constant, a 10.0% change in any one of the input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.

The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company currently evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 3, 2011, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place only when events have occurred that may give rise to an impairment. No such events occurred during the first three months of fiscal year 2011.

The changes in the carrying amount of goodwill for the period ended April 3, 2011 from January 2, 2011 were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at January 2, 2011	$974,940	$529,875	$1,504,815
Foreign currency translation	18,342	10,212	28,554
Acquisitions, earn outs and other	34,182	17,804	51,986

Balance at April 3, 2011	$1,027,464	$557,891	$1,585,355

Identifiable intangible asset balances at April 3, 2011 and January 2, 2011 by category were as follows:

	April 3, 2011	January 2, 2011
	(In thousands)
Patents	$108,110	$107,562
Less: Accumulated amortization	(81,510)	(78,735)

Net patents	26,600	28,827

Trade names and trademarks	16,859	16,219
Less: Accumulated amortization	(8,687)	(8,243)

Net trade names and trademarks	8,172	7,976

Licenses	61,266	60,810
Less: Accumulated amortization	(35,105)	(33,704)

Net licenses	26,161	27,106

Core technology	327,421	310,557
Less: Accumulated amortization	(196,549)	(187,289)

Net core technology	130,872	123,268

Customer relationships	147,237	140,831
Less: Accumulated amortization	(59,369)	(53,888)

Net customer relationships	87,868	86,943

IPR&D	6,236	3,499
Less: Accumulated amortization	(471)	(405)

Net IPR&D	5,765	3,094

Net amortizable intangible assets	285,438	277,214

Non-amortizing intangible assets:
Trade names and trademarks	147,034	147,034

Totals	$432,472	$424,248

Total amortization expense related to finite-lived intangible assets for the three months ended April 3, 2011 and April 4, 2010 was $16.4 million and $14.3 million, respectively.

Note 14: Warranty Reserves

The Company provides warranty protection for certain products for periods usually ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time for service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the condensed consolidated balance sheets. Warranty reserve activity for the three months ended April 3, 2011 and April 4, 2010 is summarized below:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Balance beginning of period	$8,250	$8,910
Provision charged to income	3,328	3,019
Payments	(3,427)	(3,200)
Adjustments to previously provided warranties, net	(125)	(36)
Foreign currency translation and acquisitions	245	(72)

Balance end of period	$8,271	$8,621

Note 15: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and postretirement plans for the three months ended April 3, 2011 and April 4, 2010:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
	(In thousands)
Service cost	$961	$1,225	$22	$28
Interest cost	6,283	6,307	43	53
Expected return on plan assets	(6,058)	(5,878)	(220)	(206)
Amortization of prior service	(53)	(45)	(63)	(79)
Recognition of actuarial losses (gains)	2,242	2,021	(19)	(6)

Net periodic benefit cost (credit)	$3,375	$3,630	$(237)	$(210)

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

In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the Company’s condensed consolidated balance sheets. Unrealized gains and losses on the Company’s foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs and impacts earnings.

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY) and Singapore Dollar (SGD). The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $79.1 million at April 3, 2011 and $223.2 million at April 4, 2010, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days during both fiscal years 2011 and 2010.

The Company entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25%, that were intended to hedge movements in interest rates prior to the Company’s expected debt issuance. In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income (loss). During the fourth quarter of fiscal year 2008, the Company concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, the Company discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million in interest and other expense, net.

As of April 3, 2011, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $5.0 million, net of taxes of $3.2 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. The Company amortized into interest expense $0.5 million during the first three months of fiscal year 2011 and $2.0 million during fiscal year 2010.

Note 17: Fair Value Measurements

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended April 3, 2011. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.

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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis at April 3, 2011 and January 2, 2011 classified in one of the three classifications described above:

	Fair Value Measurements at April 3, 2011 Using:
	Total Carrying Value at April 3, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,298	$1,298	$—	$—
Foreign exchange derivative liabilities, net	(44)	—	(44)	—
Contingent consideration	(15,645)	—	—	(15,645)

	Fair Value Measurements at January 2, 2011 Using:
	Total Carrying Value at January 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,178	$1,178	$—	$—
Foreign exchange derivative liabilities, net	(84)	—	(84)	—
Contingent consideration	(1,731)	—	—	(1,731)

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

The Company has classified its net liabilities for contingent consideration relating to its acquisitions of chemagen, ArtusLabs, IDB and Sym-Bio LifeScience Co., Ltd. within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of the acquisitions completed in fiscal year 2011 is included in Note 2 and of the earlier acquisitions within Note 2 to the Company’s audited consolidated financial statements filed with the 2010 Form 10-K. A reconciliation of the beginning and ending Level 3 net liabilities is as follows:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Balance beginning of period	$(1,731)	$(4,251)
Additions	(15,531)	—
Payments	1,908	2,717
Change in fair value (included within selling, general and administrative expenses)	(291)	(281)

Balance end of period	$(15,645)	$(1,815)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities.

The Company’s amended senior unsecured revolving credit facility, with a $650.0 million available limit, and the Company’s 6% senior unsecured notes, with a face value of $150.0 million, had outstanding balances as of April 3, 2011 of $364.0 million and $150.0 million, respectively, and as of January 2, 2011 of $274.0 million and $150.0 million, respectively. The interest rate on the Company’s amended senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first three months of fiscal year 2011. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value. The fair value of the 6.0% senior unsecured notes is estimated using market quotes from brokers or is based on current rates offered for similar debt. At April 3, 2011, the 6.0% senior unsecured notes had an aggregate carrying value of $150.0 million and a fair value of $165.7 million. At January 2, 2011, the 6.0% senior unsecured notes had an aggregate carrying value of $150.0 million and a fair value of $166.8 million.

As of April 3, 2011, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $6.1 million as of April 3, 2011, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 3, 2011 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

•

Environmental Health. Provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. Within the Environmental Health segment, we serve the environmental and safety, industrial and laboratory services markets.

Overview of the First Quarter of Fiscal Year 2011

Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format, and as a result certain fiscal years will contain 53 weeks. Both our 2011 and 2010 fiscal years include 52 weeks.

During the first quarter of fiscal year 2011, we continued to see good performance from acquisitions, investments in our ongoing technology and sales and marketing initiatives. Our overall sales in the first quarter of fiscal year 2011 increased $54.2 million, or 14%, as compared to the first quarter of fiscal year 2010, reflecting an increase of $13.4 million, or 7%, in our Human Health segment sales and an increase of $40.8 million, or 20%, in our Environmental Health segment sales. The increase in our Human Health segment sales during the three months ended April 3, 2011 was due primarily to increased demand from the adoption of our neonatal and infectious disease screening offerings in the diagnostics market, and increased growth in the academic sector for both instruments and reagents in the research market, partially offset by our medical imaging business. The increase in our Environmental Health segment sales during the three months ended April 3, 2011 was due primarily to growth in our environmental, food and consumer safety and testing products, as well as growth in our OneSource multivendor service offering as our comprehensive service offering continues to grow with our key customers. We also experienced continued growth in industrial markets with the reduction of constraints on capital purchases to rebuild capacity as a result of the cyclical recovery and continued increased demand after the extended period of delayed capital investment.

In our Human Health segment, we experienced strong growth in sales in the diagnostics market related to increased demand for our neonatal and infectious disease screening offerings, particularly in the emerging markets, during the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010. The performance within our genetic screening business was driven by continued expansion of prenatal screening platforms, with broad-based growth experienced across all major geographies, particularly in China with continued expansion of our newborn screening business through our acquisition of Sym-Bio LifeScience Co., Ltd. (“Sym-Bio”) in fiscal year 2009. This increase was partially offset by the impact of lower birth rates in the United States and tight inventory management in state and national labs for neonatal screening. In the research market, demand for our reagents and instrumentation was encouraging in the academic sector as early stage therapeutic researchers continue their efforts to optimize compound screening efficiencies in the lab, offset by customer consolidations in the pharmaceutical market and reduced demand for our legacy radioisotope portfolio. In particular, we saw strong demand for our Operetta cellular imaging systems and EnSpire multi-mode plate readers, both of which have targeted features aligned with the needs of our academic customers. Our medical imaging business declined in the first quarter of 2011 compared to the same period in the prior year, which had improved market conditions as constraints eased on medical providers’ capital budgets. This decline was partially offset by demand in adjacent markets, including industrial and veterinary. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that even with continued pressure on lab budgets and credit availability, the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as creating better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.

In our Environmental Health segment, sales of environmental, food and consumer safety and testing products grew in the first quarter of fiscal year 2011 as increased regulations in environmental and food safety markets continue to drive strong demand for our analytical technologies. We saw continued strength in our inorganic analysis solutions, such as our recently launched NexION® mass spectrometer, used for detecting trace metal contaminants in food and environmental applications. Our chromatography business performed well in the period, driven by ongoing concerns around food additives and adulterants, as well as pesticide contaminants in both food and water, and we also continued to see signs of recovery in our traditional industrial markets with the reduction of constraints on capital purchases to rebuild capacity as a result of the cyclical recovery and increased demand after an extended period of delayed capital investments. We believe that the need for increased inspection, testing and tracking of contaminants will continue to drive increased demand for our products. Our laboratory services business enables our customers to drive efficiencies, increase production time and reduce maintenance costs, all of which continue to be critical for our customers. During the first quarter of fiscal year 2011, we continued to grow by adding new customers to our OneSource multivendor service offering, as well as continued growth of our comprehensive service offering with our key customers.

Our consolidated gross margins increased approximately 20 basis points in the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010 due to increased sales volume, productivity improvements and cost containment initiatives, partially offset by changes in product mix with growth in sales of lower gross margin product offerings. Our consolidated operating margin improved approximately 100 basis points in the first quarter of fiscal year 2011, as compared to the first quarter of fiscal year 2010, primarily the result of cost containment initiatives, partially offset by increased sales and marketing expenses, particularly in emerging territories, acquisition integration related costs and increased pension expense.

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

Recent Developments

Business Combinations

Acquisition of Geospiza, Inc. In May 2011, we acquired all of the outstanding stock of Geospiza, Inc. (“Geospiza”). Geospiza is a developer of software systems for the management of genetic analysis and laboratory workflows. Geospiza primarily services biotechnology and pharmaceutical companies, universities, researchers, contract core and diagnostic laboratories involved in genetic testing and manufacturing bio-therapeutics by meeting their combined laboratory, data management and analytical needs. We expect this acquisition to enhance our software offerings, which will enable researchers to explore the genomic origins of disease effectively, and help address customers’ growing needs to manage knowledge and improve scientific productivity. We paid the shareholders of Geospiza approximately $13.3 million in cash at the closing for the stock of Geospiza. The purchase price is also subject to potential adjustments for Geospiza’s working capital as of the closing date and indemnification obligations of Geospiza’s equity holders. We expect to report the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of CambridgeSoft Corporation. In April 2011, we acquired all of the outstanding stock of CambridgeSoft Corporation (“CambridgeSoft”). CambridgeSoft is a provider of discovery, collaboration and knowledge enterprise solutions, scientific databases and professional services. CambridgeSoft primarily services pharmaceutical, biotechnology and chemical industries with solutions that help customers create, analyze and communicate scientific data while improving the speed, quality, efficiency and predictability of research and development investments. We expect this acquisition to enhance our focus on knowledge management in laboratory settings by expanding our software offerings, enabling customers to share data used for scientific decisions. We paid the shareholders of CambridgeSoft approximately $221.8 million in cash at the closing for the stock of CambridgeSoft, inclusive of an adjustment for net working capital. The purchase price is also subject to potential adjustments for indemnification obligations of CambridgeSoft’s equity holders. We expect to report the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of ArtusLabs, Inc. In March 2011, we acquired all of the outstanding stock of ArtusLabs, Inc. (“ArtusLabs”). ArtusLabs offers the Ensemble® scientific knowledge platform, to accelerate research and development in the pharmaceutical, chemical, petrochemical and related industries. Ensemble® integrates disparate data from customers’ Electronic Laboratory Notebooks and informatics systems and databases. We expect this acquisition to enhance our focus on knowledge management in laboratory settings by expanding our informatics offerings, enabling customers to rapidly access enterprise-wide data. We paid the shareholders of ArtusLabs approximately $14.7 million in cash at the closing for the stock of ArtusLabs. We may pay additional contingent consideration of up to $15.0 million, with an estimated fair value of $7.5 million as of the closing date. The purchase price is also subject to potential adjustments for indemnification obligations of ArtusLabs’ equity holders. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of ID Biological Systems, Inc. In March 2011, we acquired specified assets and assumed specified liabilities of ID Biological Systems, Inc. (“IDB”). IDB is a manufacturer of filter paper-based sample collection devices for neonatal screening and prenatal diagnostics. We expect this acquisition to enhance our market position in the prenatal and neonatal markets. We paid approximately $7.7 million in cash at the closing for this transaction. We may pay additional contingent consideration of up to $3.3 million, with an estimated fair value of $0.3 million as of the closing date. The purchase price is also subject to potential adjustments for IDB’s working capital as of the closing date and indemnification obligations of IDB’s equity holders. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of chemagen Biopolymer-Technologie AG. In February 2011, we acquired all of the outstanding stock of chemagen Biopolymer-Technologie AG (“chemagen”). chemagen manufactures and sells nucleic acid sample preparation systems and reagents utilizing M-PVA magnetic bead technology. We expect this acquisition to enhance our genetic screening business by expanding our product offerings to diagnostics, academic and industrial end markets. We paid the shareholders of chemagen approximately $35.0 million in cash at the closing for the stock of chemagen, inclusive of an adjustment for net working capital. We may pay additional contingent consideration of up to $20.3 million, with an estimated fair value of $7.7 million as of the closing date. The purchase price is also subject to potential adjustments for indemnification obligations of chemagen’s equity holders. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

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

For a more detailed discussion of our critical accounting policies and estimates, please refer to the Notes to our Audited Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 (the “2010 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”).

Consolidated Results of Continuing Operations

Sales

Sales for the three months ended April 3, 2011 were $447.9 million, as compared to $393.6 million for the three months ended April 4, 2010, an increase of $54.2 million, or 14%, which includes an approximate 2% increase from acquisitions and an approximate 2% increase in sales attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment sales for the three months ended April 3, 2011 as compared to the three months ended April 4, 2010 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects an increase of $13.4 million, or 7%, in our Human Health segment sales due to an increase in diagnostics market sales of $11.4 million, and an increase in research market sales of $2.0 million. Our Environmental Health segment sales increased $40.8 million, or 20%, due to increases in environmental and safety and industrial markets sales of $26.9 million, and an increase in laboratory services market sales of $13.9 million.

Cost of Sales

Cost of sales for the three months ended April 3, 2011 was $247.6 million, as compared to $218.4 million for the three months ended April 4, 2010, an increase of $29.3 million, or 13%. As a percentage of sales, cost of sales decreased to 55.3% for the three months ended April 3, 2011, from 55.5% for the three months ended April 4, 2010, resulting in an increase in gross margin of approximately 20 basis points to 44.7% for the three months ended April 3, 2011, from 44.5% for the three months ended April 4, 2010. Amortization of intangible assets increased and was $11.4 million for the three months ended April 3, 2011, as compared to $9.8 million for the three months ended April 4, 2010. Stock option expense decreased and was $0.1 million for the three months ended April 3, 2011, as compared to $0.3 million for the three months ended April 4, 2010. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2011 was $0.1 million for the three months ended April 3, 2011. The increase in gross margin was primarily the result of increased sales volume, productivity improvements and cost containment initiatives, partially offset by changes in product mix with growth in sales of lower gross margin product offerings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 3, 2011 were $134.6 million, as compared to $121.6 million for the three months ended April 4, 2010, an increase of $13.0 million, or 11%. As a percentage of sales, selling, general and administrative expenses decreased and were 30.0% for the three months ended April 3, 2011, as compared to 30.9% for the three months ended April 4, 2010. Amortization of intangible assets increased and was $4.6 million for the three months ended April 3, 2011, as compared to $4.1 million for the three months ended April 4, 2010. Stock option expense decreased and was $0.9 million for the three months ended April 3, 2011, as compared to $1.8 million for the three months ended April 4, 2010. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $3.2 million for the three months ended April 3, 2011 and $0.7 million for the three months ended April 4, 2010. The increase in selling, general and administrative expenses was primarily the result of increased sales and marketing expenses, particularly in emerging territories, acquisition integration related costs, and increased pension expense, partially offset by cost containment initiatives.

Research and Development Expenses

Research and development expenses for the three months ended April 3, 2011 were $26.3 million, as compared to $23.1 million for the three months ended April 4, 2010, an increase of $3.3 million, or 14%. As a percentage of sales, research and development expenses was 5.9% for each of the three months ended April 3, 2011 and April 4, 2010. Amortization of intangible assets was $0.4 million for each of the three months ended April 3, 2011 and April 4, 2010. Stock option expense was $0.1 million for each of the three months ended April 3, 2011 and April 4, 2010.

Restructuring and Lease Charges, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with our growth strategy and the integration of our business units.

A description of the restructuring plans and the activity recorded for the three months ended April 3, 2011 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 4 to the audited consolidated financial statements in our 2010 Form 10-K.

The restructuring plan for the fourth quarter of fiscal year 2010 was intended principally to shift resources to higher growth geographic regions and end markets. The restructuring plans for the second quarter of fiscal year 2010 and third quarter of fiscal year 2009 were intended principally to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets. The restructuring plan for the first quarter of fiscal year 2009 was intended principally to reduce resources in response to the economic downturn and its impact on demand in certain end markets. The activities associated with these plans have been reported as restructuring expenses and are included as a component of operating expenses from continuing operations. We expect the impact of immediate cost savings from the restructuring plans on operating results and cash flows to approximately offset the increased spending in higher growth regions and the decline in revenue from certain products, respectively. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we will incur offsetting costs by shifting resources to higher growth geographic regions and end markets.

Q4 2010 Restructuring Plan

During the fourth quarter of fiscal year 2010, our management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2010 Plan”). As a result of the Q4 2010 Plan, we recognized a $5.6 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. We also recognized a $7.6 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space was offset by the recognition of a $2.8 million gain that had been deferred from a previous sale-leaseback transaction on this facility. As part of the Q4 2010 Plan, we reduced headcount by 113 employees. All employee notifications and actions related to the closure of excess facility space for the Q4 2010 Plan were completed by January 2, 2011.

The following table summarizes the Q4 2010 Plan activity for the three months ended April 3, 2011:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 2, 2011	$7,852	$4,070	$11,922
Amounts paid and foreign currency translation	(4,979)	56	(4,923)

Balance at April 3, 2011	$2,873	$4,126	$6,999

We anticipate that the remaining severance payments of $2.9 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012. We also anticipate that the remaining payments of $4.1 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

Q2 2010 Restructuring Plan

During the second quarter of fiscal year 2010, our management approved a plan to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets (the “Q2 2010 Plan”). As a result of the Q2 2010 Plan, we recognized a $7.0 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space was offset by the recognition of a $0.1 million gain that had been deferred from a previous sale-leaseback transaction on this facility. We also recognized a $3.9 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. As part of the Q2 2010 Plan, we reduced headcount by 115 employees. All employee notifications and actions related to the closure of the excess facility space for the Q2 2010 Plan were completed by July 4, 2010.

The following table summarizes the Q2 2010 Plan activity for the three months ended April 3, 2011:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 2, 2011	$2,193	$2,059	$4,252
Amounts paid and foreign currency translation	(1,010)	50	(960)

Balance at April 3, 2011	$1,183	$2,109	$3,292

We anticipate that the remaining severance payments of $1.2 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2011. We also anticipate that the remaining payments of $2.1 million for the closure of the excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2009 were workforce reductions related to the integration of our businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During the three months ended April 3, 2011, we paid $0.1 million related to these plans. As of April 3, 2011, we had approximately $6.5 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. We expect to make payments for these leases, the terms of which vary in length, through fiscal year 2022.

Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Interest income	$(322)	$(181)
Interest expense	3,916	3,803
Other expense (income), net	2,162	(500)

Total interest and other expense, net	$5,756	$3,122

Interest and other expense, net, for the three months ended April 3, 2011 was an expense of $5.8 million, as compared to an expense of $3.1 million for the three months ended April 4, 2010, an increase of $2.6 million. The increase in interest and other expense, net, for the three months ended April 3, 2011 as compared to the three months ended April 4, 2010 was primarily due to the increase in other expense (income), net, of $2.7 million, which consisted primarily of expenses related to foreign currency transactions and foreign currency translation. Interest expense increased by $0.1 million and interest income increased by $0.1 million for the three months ended April 3, 2011, as compared to the three months ended April 4, 2010, primarily due to higher interest rates, and higher cash balances, respectively. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

Provision for Income Taxes

For the three months ended April 3, 2011, the provision for income taxes from continuing operations was $7.7 million, as compared to a provision of $7.9 million for the three months ended April 4, 2010.

The effective tax rate from continuing operations was 22.9% for the three months ended April 3, 2011, as compared to 28.6% for the three months ended April 4, 2010. The lower effective tax rate in fiscal year 2011 was primarily due to favorable permanent tax differences and an increase in the expected mix of profits from lower tax rate jurisdictions.

Discontinued Operations

As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of April 3, 2011 and January 2, 2011.

We recorded the following gains and losses, which have been reported as loss on disposition of discontinued operations:

	April 3, 2011	April 4, 2010
	(In thousands)
Loss on disposition of Illumination and Detection Solutions business	$(1,585)	$—
Gain on disposition of Photoflash business	4	—
Net loss on disposition of other discontinued operations	(3)	(222)

Net loss on disposition of discontinued operations before income taxes	$(1,584)	(222)

In November 2010, we sold our Illumination and Detection Solutions (“IDS”) business, which was included in our Environmental Health segment, for approximately $500.0 million, $482.0 million net of payments for acquired cash balances, subject to an adjustment for working capital as of the closing date. As of April 3, 2011, we had a receivable from the buyer for $28.7 million outstanding related to this sale. We expect the divestiture of our IDS business to reduce the complexity of our product offerings and organizational structure, and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer acquired our IDS business through the purchase of all outstanding stock of certain of our subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of related assets and the assumption of liabilities held by us and certain of our subsidiaries located in Singapore and Germany. We recognized a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, in the fourth quarter of fiscal year 2010 as a result of the sale of our IDS business. During the first quarter of fiscal year 2011, we updated the net working capital adjustment associated with the sale of this business and other potential contingencies, which resulted in the recognition of a pre-tax loss of $1.6 million. These gains and losses were recognized as a gain (loss) on the disposition of discontinued operations.

As part of our strategic business alignment into our Human Health and Environmental Health segments, completed at the beginning of fiscal year 2009, and our continuing efforts to focus on higher growth opportunities, in December 2008, our management approved a plan to divest our Photoflash business. In June 2010, we sold the Photoflash business for approximately $13.5 million, including a net working capital adjustment, plus potential additional contingent consideration. We recognized a pre-tax gain of $4.4 million, inclusive of the net working capital adjustment, in the second quarter of fiscal year 2010 as a result of the sale. This gain was recognized as a gain on the disposition of discontinued operations.

During the first three months of both fiscal years 2011 and 2010, we settled various commitments related to the divestiture of other discontinued operations. We recognized a pre-tax loss of $0.2 million in the first three months of fiscal year 2010 in connection with the closure of a facility space.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Sales	$—	$76,278
Costs and expenses	—	68,696

Operating income from discontinued operations	—	7,582
Other expense, net	—	268

Income from discontinued operations before income taxes	$—	$7,314

We recognized a tax provision of $0.8 million on discontinued operations for the first three months of fiscal year 2011 and a tax provision of $2.3 million for the first three months of fiscal year 2010 on discontinued operations.

Contingencies, Including Tax Matters

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $6.1 million as of April 3, 2011, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

Tax years ranging from 2001 through 2010 remain open to examination by various tax jurisdictions in which we have significant business operations, such as Singapore, Canada, Germany, the United Kingdom and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 3, 2011 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations

Human Health

Sales for the three months ended April 3, 2011 were $202.0 million, as compared to $188.6 million for the three months ended April 4, 2010, an increase of $13.4 million, or 7%, which includes an approximate 3% increase from acquisitions and an approximate 2% increase in sales attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected sales by product type for the three months ended April 3, 2011, as compared to the three months ended April 4, 2010, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Human Health segment reflects an increase in diagnostics market sales of $11.4 million, and an increase in research market sales of $2.0 million. The increase in our Human Health segment sales during the three months ended April 3, 2011 was due primarily to increased demand from the adoption of our neonatal and infectious disease screening offerings in the diagnostics market, and increased growth in the academic sector for both instruments and reagents in the research market, partially offset by our medical imaging business, which experienced a decline in sales in comparison with the beginning of fiscal year 2010 when constraints on medical providers’ capital budgets from the global economic downturn first began to ease. The increased growth in the academic sector for both instruments and reagents in the research market continued as early stage therapeutic researchers continue their efforts to optimize compound screening efficiencies in the lab. These increases were partially offset by the impact of lower birth rates in the United States and tight inventory management in state and national labs for neonatal screening in the diagnostics market, as well as customer consolidations in the pharmaceutical market and reduced demand for our legacy radioisotope portfolio in the research market.

Operating income from continuing operations for the three months ended April 3, 2011 was $20.8 million, as compared to $21.8 million for the three months ended April 4, 2010, a decrease of $1.1 million, or 5%. Amortization of intangible assets was $12.7 million and $11.0 million for the three months ended April 3, 2011 and April 4, 2010, respectively. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $2.6 million for the three months ended April 3, 2011. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2011 was $0.1 million for the three months ended April 4, 2010. Changes in product mix with growth in sales of lower gross margin product offerings, increased sales and marketing expenses, particularly in emerging territories, acquisition integration related costs, and increased pension expenses decreased operating income for the three months ended April 3, 2011, which was partially offset by increased sales volume, productivity improvements and cost containment initiatives.

Environmental Health

Sales for the three months ended April 3, 2011 were $245.9 million, as compared to $205.0 million for the three months ended April 4, 2010, an increase of $40.8 million, or 20%, which includes an approximate 3% increase in sales attributable to favorable changes in foreign exchange rates and no net impact from acquisitions. The analysis in the remainder of this paragraph compares selected sales by market and product type for the three months ended April 3, 2011, as compared to the three months ended April 4, 2010, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Environmental Health segment reflects increases in environmental and safety and industrial markets sales of $26.9 million, and an increase in laboratory services market sales of $13.9 million. The increase in our Environmental Health segment sales during the three months ended April 3, 2011 was due primarily to growth in our environmental, food and consumer safety and testing products, as well as growth in our OneSource multivendor service offering as our comprehensive service offering continues to grow with our key customers. We also experienced continued growth in industrial markets with the reduction of constraints on capital purchases to rebuild capacity as a result of the cyclical recovery and continued increased demand after the extended period of delayed capital investment.

Operating income from continuing operations for the three months ended April 3, 2011 was $29.1 million, as compared to $19.0 million for the three months ended April 4, 2010, an increase of $10.2 million, or 54%. Amortization of intangible assets was $3.7 million and $3.3 million for the three months ended April 3, 2011 and April 4, 2010, respectively. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions was an expense of $0.6 million for the three months ended April 3, 2011, as compared to an expense of $0.7 million for the three months ended April 4, 2010. Increased sales volume, changes in product mix with growth in sales of higher gross margin product offerings, productivity improvements and cost containment initiatives increased operating income for the three months ended April 3, 2011, which was partially offset by increased sales and marketing expenses and increased pension expenses.

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

Principal factors that could affect the availability of our internally generated funds include:

•	changes in sales due to weakness in markets in which we sell our products and services, and

•	changes in our working capital requirements.

Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in the financial instruments controlling our borrowings that limit our total borrowing capacity,

•	increases in interest rates applicable to our outstanding variable rate debt,

•	a ratings downgrade that would limit our ability to borrow under our amended and restated senior unsecured revolving credit facility and our overall access to the corporate debt market,

•

increases in interest rates or credit spreads, as well as limitations on the availability of credit, that affect our ability to borrow under future potential facilities on a secured or unsecured basis,

•	a decrease in the market price for our common stock, and

•	volatility in the public debt and equity markets.

At April 3, 2011, we had cash and cash equivalents of approximately $415.8 million and an amended senior unsecured revolving credit facility with $272.8 million available for additional borrowing.

On October 23, 2008, we announced that our Board of Directors (our “Board”) authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first three months of fiscal year 2011, we repurchased approximately 4.0 million shares of common stock in the open market at an aggregate cost of $107.8 million, including commissions, under the Repurchase Program. As of April 3, 2011, approximately 6.0 million shares of our common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program.

Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first three months of fiscal year 2011, we repurchased 55,378 shares of common stock for this purpose.

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

As a result of the sale of the IDS and Photoflash businesses, we concluded that the remaining operations within those foreign subsidiaries previously containing IDS and Photoflash operations did not require the same level of capital as previously required, and therefore we plan to repatriate approximately $250.0 million of cash and have provided for the taxes on the related previously unremitted earnings. Taxes have not been provided for unremitted earnings that we continue to consider permanently reinvested, which is based on our future operational and capital requirements. The impact of this tax provision in fiscal year 2010 was an increase to our tax provision of $65.8 million in discontinued operations. We expect to utilize existing tax attributes to repatriate these earnings and expect the taxes to be paid to repatriate these earnings will be minimal. As of April 3, 2011, we had repatriated $50.2 million in foreign earnings. From April 4, 2011 through May 4, 2011, we repatriated an additional $20.0 million in foreign earnings.

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

Our pension plans have not experienced any material impact on liquidity or counterparty exposure due to the volatility in the credit markets. We have experienced increased pension costs in the first three months of fiscal year 2011 and fiscal year 2010 as a result of significant losses experienced in global equity markets during fiscal year 2008, although our pension funds had modest gains for fiscal years 2009, 2010 and the first three months of fiscal year 2011. We expect to experience increased pension costs for the remainder of fiscal year 2011 and could in additional future periods for all pension plans. We may be required to fund our international pension plans with contributions of up to $11.0 million by the end of fiscal year 2011, and we could potentially have to make additional funding payments in future periods for all of our pension plans.

Cash Flows

Operating Activities. Net cash provided by continuing operations was $47.3 million for the three months ended April 3, 2011, as compared to net cash provided by continuing operations of $51.2 million for the three months ended April 4, 2010, a decrease of $4.0 million. The decrease in cash provided by operating activities for the three months ended April 3, 2011 was a result of income from continuing operations of $25.9 million and depreciation and amortization of $24.0 million. These amounts were partially offset by a net increase in working capital of $1.3 million. Contributing to the net increase in working capital for the three months ended April 3, 2011, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts payable of $16.3 million and an increase in inventory of $9.6 million, partially offset by a decrease in accounts receivable of $24.6 million. The decrease in accounts payable was primarily a result of the timing of disbursements during the first three months of fiscal year 2011. The increase in inventory overall was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements and for the introduction of new products. The decrease in accounts receivable was a result of lower sales volume during the first three months of fiscal year 2011 as compared to the three months end January 2, 2011. Changes in accrued expenses, other assets and liabilities and other items, net, decreased cash provided by operating activities by $1.3 million for the three months ended April 3, 2011, and primarily related to the timing of payments for tax, restructuring, and salary and benefits.

Investing Activities. Net cash used in continuing operations investing activities was $64.3 million for the three months ended April 3, 2011, as compared to $10.6 million of net cash used in continuing operations investing activities for the three months ended April 4, 2010. For the three months ended April 3, 2011, we used $56.6 million of net cash for acquisitions, core technology purchases, acquired licenses and other costs in connection with these and other transactions. Capital expenditures for the three months ended April 3, 2011 were $7.7 million, primarily in the areas of tooling and other capital equipment purchases.

Financing Activities. Net cash used in continuing operations financing activities was $1.9 million for the three months ended April 3, 2011, as compared to $26.9 million of net cash used in continuing operations financing activities for the three months ended April 4, 2010. For the three months ended April 3, 2011, we repurchased approximately 4.0 million shares of our common stock, including 55,378 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $109.2 million, including commissions. This compares to repurchases of approximately 44,172 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards for the three months ended April 4, 2010, for a total cost of $0.9 million, including commissions. This use of cash was offset by proceeds from common stock option exercises of $25.8 million, including the related excess tax benefit, for the three months ended April 3, 2011. This compares to the proceeds from common stock option exercises of $12.5 million, including the related excess tax benefit, for the three months ended April 4, 2010. During the three months ended April 3, 2011, debt borrowings from our amended senior unsecured revolving credit facility totaled $208.0 million, which was partially offset by debt reductions of $118.2 million. This compares to debt borrowings from our amended senior unsecured revolving credit facility of $32.0 million, which was offset by debt reductions of $62.0 million during the three months ended April 4, 2010. We paid $8.1 million and $8.2 million in dividends during the three months ended April 3, 2011 and April 4, 2010, respectively. In addition, we settled $0.1 million in contingent consideration recorded at the acquisition date fair value for acquisitions completed subsequent to fiscal year 2008 during both of the three months ended April 3, 2011 and April 4, 2010.

Borrowing Arrangements

Amended Senior Unsecured Revolving Credit Facility. On August 13, 2007, we entered into an amended and restated senior unsecured revolving credit facility which provides for a $650.0 million facility through August 13, 2012. Letters of credit in the aggregate amount of approximately $13.2 million are treated as issued under this amended facility. We use the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. or (ii) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin, or the base rate. The Eurocurrency margin as of April 3, 2011 was 40 basis points. The weighted average Eurocurrency interest rate as of April 3, 2011 was 0.25%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.65%. We had drawn down approximately $364.0 million of borrowings in U.S. Dollars under the facility as of April 3, 2011, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type, which are consistent with those financial covenants contained in our previous senior revolving credit agreement. The financial covenants in our amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if our credit rating is down-graded below investment grade. We were in compliance with all applicable covenants as of April 3, 2011, and anticipate being in compliance for the duration of the term of the credit facility.

6% Senior Unsecured Notes. On May 30, 2008, we issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on May 30th and November 30th. We may redeem some or all of our 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in our 6% senior notes include debt-to-capital ratios which, if our credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. We were in compliance with all applicable covenants as of April 3, 2011, and anticipate being in compliance for the duration of the term of the notes.

We entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25% that were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income (loss). During the fourth quarter of fiscal year 2008, we concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, we discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million in interest and other expense, net.

As of April 3, 2011, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $5.0 million, net of taxes of $3.2 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. We amortized into interest expense $0.5 million during the first three months of fiscal year 2011 and $2.0 million during fiscal year 2010.

Dividends

Our Board declared a regular quarterly cash dividend of $0.07 per share in the first quarter of fiscal year 2011 and in each quarter of fiscal year 2010. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on multiple-deliverable revenue arrangements. This guidance establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating and measuring deliverables and allocating arrangement consideration to one or more units of accounting. The amendments in this guidance also establish a selling price hierarchy for determining the selling price of a deliverable. The amendments also require a company to provide information about the significant judgments made and changes to those judgments and about the way the application of the relative selling-price method affects the timing or amount of revenue recognition. We adopted this authoritative guidance on multiple-deliverable revenue arrangements in the first quarter of fiscal year 2011. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on certain revenue arrangements that include software elements. This guidance changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” of the product. Products for which software elements are not essential to the functionality of the product are excluded from current software revenue guidance. The guidance includes factors to help companies determine what software elements are considered “essential to the functionality” of the product. The amendments subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. We adopted this authoritative guidance on revenue arrangements that include software elements in the first quarter of fiscal year 2011. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.

In March 2010, the FASB issued authoritative guidance on the milestone method of revenue recognition. This guidance allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. This guidance provides a definition of a substantive milestone that should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of the applicability of this definition is limited to transactions involving milestones relating to research and development deliverables. This guidance also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination of whether this methodology is appropriate. We adopted this authoritative guidance on the milestone method of revenue recognition on a prospective basis in the first quarter of fiscal year 2011. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.

Effects of Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and are adopted by us as of the specified effective dates. Unless otherwise discussed, we believe that such recently issued pronouncements will not have a material impact on our condensed consolidated financial position, results of operations, and cash flows or do not apply to our operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure is not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2010 Form 10-K.

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

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY) and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $79.1 million and $223.2 million as of April 3, 2011 and April 4, 2010, respectively. The fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days during both fiscal years 2011 and 2010.

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

Foreign Currency Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2010 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.

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

We entered into forward interest rate contracts in October 2007, with notional amounts totaling $300.0 million and a weighted average interest rate of 4.25% that were intended to hedge movements in interest rates prior to our expected debt issuance. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income (loss). During the fourth quarter of fiscal year 2008, we concluded that the remaining portion of the expected debt issuance, with a notional amount totaling $150.0 million, was no longer probable. As a result of the debt issuance no longer being probable, we discontinued and settled the forward interest rate contracts with notional amounts totaling $150.0 million and recognized a loss of $17.5 million in interest and other expense, net.

As of April 3, 2011, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $5.0 million, net of taxes of $3.2 million. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. We amortized into interest expense $0.5 million during the first three months of fiscal year 2011 and $2.0 million during fiscal year 2010.

Interest Rate Risk—Sensitivity. Our 2010 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2010 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended April 3, 2011. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended April 3, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 3, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 3, 2011 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 1A.	Risk Factors

The following important factors affect our business and operations generally or affect multiple segments of our business and operations and are not materially different from those factors reported in our Annual Report on Form 10-K for the period ended January 2, 2011:

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

We have operations in many parts of the world. The health of the global economy has a significant impact on our business. The global economy which experienced a significant downturn throughout 2008 and 2009, including the effects of the credit market crisis and the resulting impact on the finance and banking industries, volatile currency exchange rates and energy costs, inflation concerns, decreased consumer confidence, reduced corporate profits and capital expenditures and liquidity concerns, began showing signs of gradual improvement in 2010. However, while some economic indicators improved, the overall rate of global recovery experienced during the course of 2010 and 2011 has been uneven and recovery is still uncertain. There can be no assurance that any of the recent economic improvements will be sustainable, or that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position, or our ability to access capital. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Political changes, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location. In addition, our global facilities face risks that may relate to natural disasters, labor relations or regulatory compliance. While certain of these risks can be hedged in a limited way using financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful. In addition, our ability to engage in such mitigation has decreased or become even more costly as a result of recent market developments.

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

We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisitions of Geospiza and CambridgeSoft, each of which was acquired in the second quarter of fiscal year 2011, as well as our acquisitions of ArtusLabs, IDB and chemagen, each of which was acquired in the first quarter of fiscal year 2011. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

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

To finance our acquisitions, we may have to raise additional funds, either through public or private financings. We may be unable to obtain such funds or may be able to do so only on terms unacceptable to us. We may also incur expenses related to completing acquisitions or licensing technologies, or in evaluating potential acquisitions or technologies, which may adversely impact our profitability.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal quarter ended April 3, 2011. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

As of April 3, 2011, our total assets included $2.0 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

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

On January 24, 2011, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2011 that was paid in May 2011. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 3, 2011 – February 6, 2011	40,981	$25.54	0	9,999,167
February 7, 2011 – March 6, 2011	3,514,397	$26.82	3,500,000	6,499,167
March 7, 2011 – April 3, 2011	500,000	$27.67	500,000	5,999,167

Activity for quarter ended April 3, 2011	4,055,378	$26.91	4,000,000	5,999,167

(1)	On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first three months of fiscal year 2011, we repurchased approximately 4.0 million shares of common stock in the open market at an aggregate cost of $107.8 million, including commissions, under the Repurchase Program. As of April 3, 2011, approximately 6.0 million shares of our common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program.

(2)	Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first three months of fiscal year 2011, we repurchased 55,378 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Item 6.	Exhibits

Exhibit Number	Exhibit Name
10.1	Employment Agreement between PerkinElmer, Inc. and Andrew Okun, dated as of April 26, 2011, filed as Exhibit 10.1 to our current report on Form 8-K filed on April 29, 2011 and incorporated herein by reference.

10.2	Form of Restricted Stock Agreement with time-based vesting for use under 2009 Incentive Plan, attached hereto as Exhibit 10.2.

10.3	Form of Stock Option Agreement for use under the 2009 Incentive Plan, attached hereto as Exhibit 10.3.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Statements of Income for the three months ended April 3, 2011 and April 4, 2010, (ii) Condensed Consolidated Balance Sheets at April 3, 2011 and January 2, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2011 and April 4, 2010 and (iv) Notes to Condensed Consolidated Financial Statements.

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
Frank A. Wilson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 10, 2011

PERKINELMER, INC.

By:	/S/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)

May 10, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Name
10.1	Employment Agreement between PerkinElmer, Inc. and Andrew Okun, dated as of April 26, 2011, filed as Exhibit 10.1 to our current report on Form 8-K filed on April 29, 2011 and incorporated herein by reference.

10.2	Form of Restricted Stock Agreement with time-based vesting for use under 2009 Incentive Plan, attached hereto as Exhibit 10.2.

10.3	Form of Stock Option Agreement for use under the 2009 Incentive Plan, attached hereto as Exhibit 10.3.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Statements of Income for the three months ended April 3, 2011 and April 4, 2010, (ii) Condensed Consolidated Balance Sheets at April 3, 2011 and January 2, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2011 and April 4, 2010 and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.