Form 10-Q
period 2011-07-03
PERKINELMER INC
filed 2011-08-10
CIK 31791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2011, there were outstanding 113,082,542 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands, except per share data)
Revenue	$479,491	$421,613	$927,355	$815,233
Cost of sales	270,486	232,360	518,129	450,714
Selling, general and administrative expenses	140,010	123,254	274,572	244,840
Research and development expenses	28,165	22,922	54,482	45,983
Restructuring and lease charges, net	3,340	9,833	3,340	9,833

Operating income from continuing operations	37,490	33,244	76,832	63,863
Interest and other expense (income), net	4,271	(21,653)	10,027	(18,531)

Income from continuing operations before income taxes	33,219	54,897	66,805	82,394
Provision for income taxes	5,326	7,718	13,012	15,579

Net income from continuing operations	27,893	47,179	53,793	66,815

Income from discontinued operations before income taxes	—	10,145	—	17,459
(Loss) gain on disposition of discontinued operations before income taxes	(157)	3,290	(1,741)	3,068
(Benefit from) provision for income taxes on discontinued operations and dispositions	(817)	2,971	(23)	5,308

Net income (loss) from discontinued operations and dispositions	660	10,464	(1,718)	15,219

Net income	$28,553	$57,643	$52,075	$82,034

Basic earnings (loss) per share:
Net income from continuing operations	$0.25	$0.40	$0.48	$0.57
Net income (loss) from discontinued operations and dispositions	0.01	0.09	(0.02)	0.13

Net income	$0.25	$0.49	$0.46	$0.70

Diluted earnings (loss) per share:
Net income from continuing operations	$0.25	$0.40	$0.47	$0.57
Net income (loss) from discontinued operations and dispositions	0.01	0.09	(0.02)	0.13

Net income	$0.25	$0.49	$0.46	$0.69

Weighted average shares of common stock outstanding:
Basic	112,494	117,361	113,246	117,275
Diluted	113,623	118,304	114,381	118,118
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 3, 2011	January 2, 2011
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$395,208	$420,086
Accounts receivable, net	382,717	356,763
Inventories, net	222,238	207,278
Other current assets	75,777	100,685
Current assets of discontinued operations	231	227

Total current assets	1,076,171	1,085,039

Property, plant and equipment, net:
At cost	442,600	416,835
Accumulated depreciation	(275,349)	(255,015)

Property, plant and equipment, net	167,251	161,820
Marketable securities and investments	1,177	1,350
Intangible assets, net	534,965	424,248
Goodwill	1,781,127	1,504,815
Other assets, net	35,168	32,101

Total assets	$3,595,859	$3,209,373

Current liabilities:
Short-term debt	$—	$2,255
Accounts payable	149,212	161,042
Accrued restructuring and integration costs	17,370	22,611
Accrued expenses	391,111	323,038
Current liabilities of discontinued operations	1,659	6,256

Total current liabilities	559,352	515,202

Long-term debt	671,000	424,000
Long-term liabilities	409,046	344,353

Total liabilities	1,639,398	1,283,555

Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 113,077,000 shares and 115,715,000 shares at July 3, 2011 and at January 2, 2011, respectively	113,077	115,715
Capital in excess of par value	157,110	224,013
Retained earnings	1,675,879	1,639,581
Accumulated other comprehensive income (loss)	10,395	(53,491)

Total stockholders’ equity	1,956,461	1,925,818

Total liabilities and stockholders’ equity	$3,595,859	$3,209,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 3, 2011	July 4, 2010
	(In thousands)
Operating activities:
Net income	$52,075	$82,034
Add: net loss (income) from discontinued operations and dispositions, net of income taxes	1,718	(15,219)

Net income from continuing operations	53,793	66,815
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Restructuring and lease charges, net	3,340	9,833
Depreciation and amortization	50,601	43,077
Stock-based compensation	7,960	7,599
Amortization of deferred debt issuance costs	1,270	1,270
Gains on step acquisitions and dispositions, net	—	(28,942)
Amortization of acquired inventory revaluation	378	—
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	3,904	(6,804)
Inventories, net	(3,382)	(14,616)
Accounts payable	(19,838)	15,581
Excess tax benefit from exercise of equity grants	(8,591)	(24)
Accrued expenses and other	12,747	20,249

Net cash provided by operating activities of continuing operations	102,182	114,038
Net cash (used in) provided by operating activities of discontinued operations	(7,631)	6,021

Net cash provided by operating activities	94,551	120,059
Investing activities:
Capital expenditures	(15,970)	(13,832)
Proceeds from dispositions of property, plant and equipment, net	—	11,014
Changes in restricted cash balances	420	(1,200)
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(310,351)	(126,728)

Net cash used in investing activities of continuing operations	(325,901)	(130,746)
Net cash provided by investing activities of discontinued operations	28,252	6,974

Net cash used in investing activities	(297,649)	(123,772)
Financing activities:
Payments on debt	(247,000)	(111,500)
Proceeds from borrowings	494,000	171,000
Payments of debt issuance costs	—	(72)
Payments on other credit facilities	(2,303)	(74)
Payments for acquisition-related contingent consideration	(137)	(136)
Excess tax benefit from exercise of equity grants	8,591	24
Proceeds from issuance of common stock under stock plans	23,552	13,047
Purchases of common stock	(109,997)	(995)
Dividends paid	(15,997)	(16,474)

Net cash provided by financing activities of continuing operations	150,709	54,820
Net cash used in financing activities of discontinued operations	(1,908)	(2,844)

Net cash provided by financing activities	148,801	51,976

Effect of exchange rate changes on cash and cash equivalents	29,419	(12,306)

Net (decrease) increase in cash and cash equivalents	(24,878)	35,957
Cash and cash equivalents at beginning of period	420,086	179,707

Cash and cash equivalents at end of period	$395,208	$215,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States (the “U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed with the SEC (the “2010 Form 10-K”). The balance sheet amounts at January 2, 2011 in this report were derived from the Company’s audited 2010 consolidated financial statements included in the 2010 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended July 3, 2011 and July 4, 2010, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. The Company has evaluated subsequent events from July 3, 2011 through the date of the issuance of these condensed consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these condensed consolidated financial statements or to require additional disclosure. Certain reclassifications were made to prior year amounts to conform to the current period presentation.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective dates. Unless otherwise discussed, the Company believes that such recently issued pronouncements will not have a significant impact on the Company’s condensed consolidated financial position, results of operations and cash flows or do not apply to the Company’s operations.

Note 2: Business Combinations

Acquisition of Dexela Limited. In June 2011, the Company acquired all of the outstanding stock of Dexela Limited. (“Dexela”). Dexela is a provider of flat panel complementary metal-oxide-semiconductor (“CMOS”) x-ray detection technologies and services. The Company expects this acquisition to expand its current medical imaging portfolio in key areas including surgery, dental, cardiology and mammography, as well as non-destructive testing. With the addition of the CMOS technology to the Company’s imaging portfolio customers will now be able to choose between two complementary X-ray detector technologies to optimize their system performance and meet their specific application needs. The Company paid the shareholders of Dexela $26.1 million in cash for the stock of Dexela. The Company may pay additional contingent consideration of up to $12.2 million, with an estimated fair value of $4.6 million as of the closing date. The purchase price is also subject to potential adjustments for indemnification obligations of Dexela’s shareholders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of Labtronics, Inc. In May 2011, the Company acquired all of the outstanding stock of Labtronics Inc. (“Labtronics”). Labtronics is a provider of procedures-based Electronic Laboratory Notebook (“ELN”) solutions for laboratories performing routine analysis in multiple industries. The Company expects this acquisition to extend its ELN and data integration software offerings into laboratories following strict routine procedures, late stage product or method development laboratories and environmental and food testing laboratories. Labtronics tools can be applied to procedure-based problems, including laboratory analysis, equipment calibration and validation, cleaning validation and others. The Company paid the shareholders of Labtronics $11.4 million in cash at the closing for the stock of Labtronics. The purchase price is also subject to potential adjustments for Labtronics’ working capital as of the closing date and indemnification obligations of Labtronics’ shareholders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Acquisition of Geospiza, Inc. In May 2011, the Company acquired all of the outstanding stock of Geospiza, Inc. (“Geospiza”). Geospiza is a developer of software systems for the management of genetic analysis and laboratory workflows. Geospiza primarily services biotechnology and pharmaceutical companies, universities, researchers, contract core and diagnostic laboratories involved in genetic testing and manufacturing bio-therapeutics by meeting their combined laboratory, data management and analytical needs. The Company expects this acquisition to enhance its software offerings, which will enable researchers to explore the genomic origins of disease effectively, and help address customers’ growing needs to manage knowledge and improve scientific productivity. The Company paid the shareholders of Geospiza $13.3 million in cash at the closing for the stock of Geospiza. The purchase price is also subject to potential adjustments for Geospiza’s working capital as of the closing date and indemnification obligations of Geospiza’s shareholders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of CambridgeSoft Corporation. In April 2011, the Company acquired all of the outstanding stock of CambridgeSoft Corporation (“CambridgeSoft”). CambridgeSoft is a provider of discovery, collaboration and knowledge enterprise solutions, scientific databases and professional services. CambridgeSoft primarily services pharmaceutical, biotechnology and chemical industries with solutions that help customers create, analyze and communicate scientific data while improving the speed, quality, efficiency and predictability of research and development investments. The Company expects this acquisition to enhance its focus on knowledge management in laboratory settings by expanding its software offerings, enabling customers to share data used for scientific decisions. The Company paid the shareholders of CambridgeSoft $227.4 million in cash at the closing for the stock of CambridgeSoft. The purchase price is also subject to potential adjustments for indemnification obligations of CambridgeSoft’s shareholders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Acquisition of ID Biological Systems, Inc. In March 2011, the Company acquired specified assets and assumed specified liabilities of ID Biological Systems, Inc. (“IDB”). IDB is a manufacturer of filter paper-based sample collection devices for neonatal screening and prenatal diagnostics. The Company expects this acquisition to enhance its market position in the prenatal and neonatal markets. The Company paid $7.7 million in cash at the closing for this transaction. The Company may pay additional contingent consideration of up to $3.3 million, with an estimated fair value of $0.3 million as of the closing date. The purchase price is also subject to potential adjustments for IDB’s working capital as of the closing date and indemnification obligations of IDB’s shareholders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, all of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of ArtusLabs, Inc. In March 2011, the Company acquired all of the outstanding stock of ArtusLabs, Inc. (“ArtusLabs”). ArtusLabs offers the Ensemble® scientific knowledge platform, to accelerate research and development in the pharmaceutical, chemical, petrochemical and related industries. Ensemble® integrates disparate data from customers’ ELNs and informatics systems and databases. The Company expects this acquisition to enhance its focus on knowledge management in laboratory settings by expanding its informatics offerings, enabling customers to rapidly access enterprise-wide data. The Company paid the shareholders of ArtusLabs $15.2 million in cash at the closing for the stock of ArtusLabs. The Company may pay additional contingent consideration of up to $15.0 million, with an estimated fair value of $7.5 million as of the closing date. The purchase price is also subject to potential adjustments for indemnification obligations of ArtusLabs’ shareholders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Acquisition of chemagen Biopolymer-Technologie AG. In February 2011, the Company acquired all of the outstanding stock of chemagen Biopolymer-Technologie AG (“chemagen”). chemagen manufactures and sells nucleic acid sample preparation systems and reagents utilizing magnetic bead technology. The Company expects this acquisition to enhance its genetic screening business by expanding the Company’s product offerings to diagnostics, academic and industrial end markets. The Company paid the shareholders of chemagen $34.6 million in cash for the stock of chemagen. The Company may pay additional contingent consideration of up to $20.3 million, with an estimated fair value of $7.7 million as of the closing date. The purchase price is also subject to potential adjustments for indemnification obligations of chemagen’s shareholders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

The Company does not consider these acquisitions to be material to its condensed consolidated results of operations and is therefore not presenting pro forma financial information of operations. The Company has also determined that the presentation of the results of operations for each of these acquisitions, from the date of acquisition, is impracticable and immaterial. Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocation. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date, based on revenue thresholds or product development milestones achieved through given dates, with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of definite-lived intangible assets. Identifiable definite-lived intangible assets, such as customer relationships, core technology, in-process research and development (“IPR&D”), an exclusive supplier agreement and trade names, acquired as part of the acquisitions completed in fiscal year 2011 had a weighted average amortization period between 7.0 years and 11.0 years.

In connection with the purchase price and related allocations for acquisitions, the Company estimates the fair value of deferred revenue assumed with its acquisitions. The estimated fair value of deferred revenue is determined by the legal performance obligation at the date of acquisition, and is generally based on the nature of the activities to be performed and the related costs to be incurred after the acquisition date. The fair value of an assumed liability related to deferred revenue is estimated based on the current market cost of fulfilling the obligation, plus a normal profit margin thereon. The estimated costs to fulfill the deferred revenue are based on the historical direct costs related to providing the services. The Company does not include any costs associated with selling effort, research and development, or the related fulfillment margins on these costs. In most acquisitions, profit associated with selling effort is excluded because the acquired businesses would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating income approximates, in theory, the amount that the Company would be required to pay a third-party to assume the obligation. As a result of purchase accounting, the Company recognized the deferred revenue related to the acquisitions completed in fiscal year 2011 at fair value and recorded a liability of $10.5 million, which represents a $55.9 million difference between the $66.4 million of deferred revenue that was recorded on the pre-acquisition balance sheets of the acquired business.

As of July 3, 2011, the purchase price and related allocation for the acquisitions completed in fiscal year 2011 were preliminary. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions underlying the preliminary valuation are subject to change within the measurement period (up to one year from the acquisition dates). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible and intangible assets and liabilities acquired, income and non-income based taxes, working capital adjustments and residual goodwill. The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition dates during the measurement period. For acquisitions completed subsequent to fiscal year 2008, during the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings.

The components of the fair values of the business combinations and allocations for the acquisitions completed in fiscal year 2011 are as follows:

	chemagen (Preliminary)	ArtusLabs (Preliminary)	IDB (Preliminary)	CambridgeSoft (Preliminary)	Geospiza (Preliminary)	Labtronics (Preliminary)	Dexela (Preliminary)
	(In thousands)
Fair value of business combination:
Cash payments	$33,873	$15,232	$7,664	$227,373	$13,250	$11,389	$24,800
Fair values of stock options assumed	—	—	—	1,417	—	—	—
Contingent consideration	7,723	7,475	326	—	—	—	4,600
Working capital and other adjustments	762	—	—	—	726	—	1,251
Less: cash acquired	(901)	(125)	(27)	(23,621)	(1)	(207)	(2,041)

Total	$41,457	$22,582	$7,963	$205,169	$13,975	$11,182	$28,610

Identifiable assets acquired and liabilities assumed:
Current assets	$2,288	$199	$635	$17,052	$204	$925	$1,854
Property, plant and equipment	290	7	699	462	—	70	133
Identifiable intangible assets	14,768	4,750	2,610	101,400	3,860	3,259	12,200
Goodwill	29,347	18,221	4,657	150,901	9,083	8,377	19,393
Deferred taxes	(4,402)	(152)	—	(38,724)	1,517	(861)	(3,294)
Deferred revenue	—	(297)	—	(9,504)	(380)	(315)	—
Liabilities assumed	(834)	(146)	(638)	(16,418)	(309)	(273)	(1,676)

Total	$41,457	$22,582	$7,963	$205,169	$13,975	$11,182	$28,610

The fair values of stock options assumed were estimated using a Black-Scholes option-pricing model. The fair values of unvested stock options as they relate to post-combination services will be recorded in selling, general and administrative expenses over the remaining service periods, while the fair values of vested stock options as they relate to pre-combination services are included in the purchase price of the acquired entity.

Total transaction costs related to acquisition activities for the six months ended July 3, 2011 and July 4, 2010 were $4.0 million and $1.8 million, respectively, which were expensed as incurred and recorded in selling, general and administrative expenses in our condensed consolidated income statements.

Note 3: Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of July 3, 2011 and January 2, 2011.

The Company recorded the following gains and losses, which have been reported as loss on disposition of discontinued operations:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Loss on disposition of Illumination and Detection Solutions business	$(111)	$—	$(1,696)	$—
(Loss) gain on disposition of Photoflash business	(13)	4,617	(9)	4,617
Net loss on disposition of other discontinued operations	(33)	(1,327)	(36)	(1,549)

Net (loss) gain on disposition of discontinued operations before income taxes	$(157)	$3,290	$(1,741)	$3,068

In November 2010, the Company sold its Illumination and Detection Solutions (“IDS”) business, which was included in the Company’s Environmental Health segment, for $510.3 million, including an adjustment for net working capital. The Company expects the divestiture of its IDS business to reduce the complexity of its product offerings and organizational structure, and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer acquired the Company’s IDS business through the purchase of all outstanding stock of certain of the Company’s subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of related assets and the assumption of liabilities held by the Company and certain of its subsidiaries located in Singapore and Germany. The Company recognized a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, in the fourth quarter of fiscal year 2010 as a result of the sale of its IDS business. During the first six months of fiscal year 2011, the Company updated the net working capital adjustment associated with the sale of this business and other potential contingencies, which resulted in the recognition of a pre-tax loss of $1.7 million. These gains and losses were recognized as gain (loss) on the disposition of discontinued operations.

As part of the Company’s strategic business alignment into the Human Health and Environmental Health segments, completed at the beginning of fiscal year 2009, and the Company’s continuing efforts to focus on higher growth opportunities, in December 2008, the Company’s management approved a plan to divest its Photoflash business within the Environmental Health segment. In June 2010, the Company sold the Photoflash business for $13.5 million, including an adjustment for net working capital, plus potential additional contingent consideration. The Company recognized a pre-tax gain of $4.6 million, inclusive of the net working capital adjustment, in the second quarter of fiscal year 2010 as a result of the sale. This gain was recognized as a gain on the disposition of discontinued operations.

During the first six months of both fiscal years 2011 and 2010, the Company settled various commitments related to the divestiture of other discontinued operations. The Company recognized a pre-tax loss of $1.5 million in the first six months of fiscal year 2010 in connection with the settlement of those commitments.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Sales	$—	$88,562	$—	$165,067
Costs and expenses	—	78,136	—	147,059

Operating income from discontinued operations	—	10,426	—	18,008
Other expense, net	—	281	—	549

Income from discontinued operations before income taxes	$—	$10,145	$—	$17,459

The Company recognized a tax benefit of $0.8 million and $0.02 million on discontinued operations for the three and six months ended July 3, 2011, respectively. The Company recorded a tax provision of $3.0 million and $5.3 million on discontinued operations for the three and six months ended July 4, 2010, respectively.

Note 4: Restructuring and Lease Charges, Net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with the Company’s growth strategy and the integration of its business units.

A description of the restructuring plans and the activity recorded for the six months ended July 3, 2011 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 4 to the audited consolidated financial statements in the 2010 Form 10-K.

The restructuring plans for the second quarter of fiscal year 2011 and fourth quarter of fiscal year 2010 were intended principally to shift resources to higher growth geographic regions and end markets. The restructuring plan for the second quarter of fiscal year 2010 was intended principally to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets. The activities associated with these plans have been reported as restructuring expenses and are included as a component of operating expenses from continuing operations.

Q2 2011 Restructuring Plan

During the second quarter of fiscal year 2011, the Company’s management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q2 2011 Plan”). As a result of the Q2 2011 Plan, the Company recognized a $2.2 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The Company also recognized a $3.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. As part of the Q2 2011 Plan, the Company reduced headcount by 72 employees. All employee notifications and actions related to the closure of excess facility space for the Q2 2011 Plan were completed by July 3, 2011.

The following table summarizes the Q2 2011 Plan activity for the six months ended July 3, 2011:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$4,927	$659	$5,586
Amounts paid and foreign currency translation	(143)	(659)	(802)

Balance at July 3, 2011	$4,784	$—	$4,784

All employees have been notified of termination and the Company anticipates that the remaining severance payments of $4.8 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012.

Q4 2010 Restructuring Plan

During the fourth quarter of fiscal year 2010, the Company’s management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2010 Plan”). As a result of the Q4 2010 Plan, the Company recognized a $5.6 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The Company also recognized a $7.6 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space was offset by the recognition of a $2.8 million gain that had been deferred from a previous sale-leaseback transaction on this facility. During the second quarter of fiscal year 2011, the Company recorded an additional pre-tax restructuring accrual of $0.2 million relating to the Q4 2010 Plan due to a reduction in the estimated sublease rental payments reasonably expected to be obtained for its excess facility space in the Environmental Health segment. As part of the Q4 2010 Plan, the Company reduced headcount by 113 employees. All employee notifications and actions related to the closure of excess facility space for the Q4 2010 Plan were completed by January 2, 2011.

The following table summarizes the Q4 2010 Plan activity for the six months ended July 3, 2011:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 2, 2011	$7,852	$4,070	$11,922
Change in estimates	—	168	168
Amounts paid and foreign currency translation	(5,909)	(78)	(5,987)

Balance at July 3, 2011	$1,943	$4,160	$6,103

All employees have been notified of termination and the Company anticipates that the remaining severance payments of $1.9 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012. The Company also anticipates that the remaining payments of $4.2 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

Q2 2010 Restructuring Plan

During the second quarter of fiscal year 2010, the Company’s management approved a plan to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets (the “Q2 2010 Plan”). As a result of the Q2 2010 Plan, the Company recognized a $7.0 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space were partially offset by the recognition of a $0.1 million gain that had been deferred from a previous sale-leaseback transaction on this facility. The Company also recognized a $3.9 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. During the second quarter of fiscal year 2011, the Company recorded a pre-tax restructuring reversal of $0.7 million relating to the Q2 2010 Plan due to lower than expected costs associated with the workforce reductions in Europe within both the Human Health and Environmental Health segments. As part of the Q2 2010 Plan, the Company reduced headcount by 115 employees. All employee notifications and actions related to the closure of excess facility space for the Q2 2010 Plan were completed by July 4, 2010.

The following table summarizes the Q2 2010 Plan activity for the six months ended July 3, 2011:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 2, 2011	$2,193	$2,059	$4,252
Change in estimates	(746)	—	(746)
Amounts paid and foreign currency translation	(1,208)	(131)	(1,339)

Balance at July 3, 2011	$239	$1,928	$2,167

All employees have been notified of termination and the Company anticipates that the remaining severance payments of $0.2 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2012. The Company also anticipates that the remaining payments of $1.9 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2009 were workforce reductions related to the integration of the Company’s businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During the six months ended July 3, 2011, the Company paid $0.4 million related to these plans and recorded a reversal of $1.7 million related to lower than expected costs associated with the workforce reductions in Europe within both the Human Health and Environmental Health segments. As of July 3, 2011, the Company had $4.3 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. The Company expects to make payments for these leases, the terms of which vary in length, through fiscal year 2022.

Note 5: Interest and Other Expense (Income), Net

Interest and other expense (income), net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Interest income	$(483)	$(169)	$(805)	$(350)
Interest expense	4,213	3,949	8,129	7,752
Gain on step acquisition	—	(25,586)	—	(25,586)
Other expense (income), net	541	153	2,703	(347)

Total interest and other expense (income), net	$4,271	$(21,653)	$10,027	$(18,531)

The Company recognized a pre-tax gain of $25.6 million during the three months ended July 4, 2010 related to the required re-measurement to fair value of our previously held equity interest in a joint venture with the company previously known as MDS, Inc. for the development and manufacturing of its Inductively Coupled Plasma Mass Spectrometry product line and other related tangible assets.

Note 6: Inventories, Net

Inventories consisted of the following:

	July 3, 2011	January 2, 2011
	(In thousands)
Raw materials	$73,906	$70,472
Work in progress	13,462	12,660
Finished goods	134,870	124,146

Total inventories, net	$222,238	$207,278

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

At July 3, 2011, the Company had gross tax effected unrecognized tax benefits of $40.9 million, of which $34.9 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.

At July 3, 2011, the Company had uncertain tax positions of $5.0 million, including accrued interest, net of tax benefits and penalties, which are expected to be resolved within the next year. A portion of the uncertain tax positions could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as to income tax of numerous state and foreign jurisdictions.

Tax years ranging from 2001 through 2010 remain open to examination by various tax jurisdictions in which the Company has significant business operations, such as Singapore, Canada, Germany, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.

As a result of the sale of the IDS and Photoflash businesses, the Company concluded that the remaining operations within those foreign subsidiaries previously containing IDS and Photoflash operations did not require the same level of capital as previously required, and therefore the Company plans to repatriate approximately $250.0 million of previously unremitted earnings and has provided for the taxes on those earnings. Taxes have not been provided for unremitted earnings that the Company continues to consider permanently reinvested, the determination of which is based on its future operational and capital requirements. The impact of this tax provision in fiscal year 2010 was an increase to the Company’s tax provision of $65.8 million in discontinued operations. The Company expects to utilize existing tax attributes to repatriate these earnings and expects the taxes to be paid to repatriate these earnings will be minimal. As of July 3, 2011, the Company had repatriated $70.2 million in foreign earnings and previously taxed earnings. The Company continues to maintain its permanent reinvestment assertion with regards to the remaining unremitted earnings of its foreign subsidiaries, and therefore does not accrue U.S. tax for the repatriation of its remaining unremitted foreign earnings.

Note 8: Debt

Amended Senior Unsecured Revolving Credit Facility. The Company has a senior unsecured revolving credit facility which provides for a $650.0 million facility through August 13, 2012. As of July 3, 2011, letters of credit in the aggregate amount of $13.0 million are treated as issued under this amended facility. The Company uses the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. or (ii) the Federal Funds rate plus 50 basis points. The Company may allocate all or a portion of its indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin, or the base rate. The Eurocurrency margin as of July 3, 2011 was 40 basis points. The weighted average Eurocurrency interest rate as of July 3, 2011 was 0.19%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.59%. The Company had drawn down $521.0 million of borrowings in U.S. Dollars under the facility as of July 3, 2011, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the Company’s amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if the Company’s credit rating is down-graded below investment grade.

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

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Number of common shares—basic	112,494	117,361	113,246	117,275
Effect of dilutive securities:
Stock options	995	795	1,007	709
Restricted stock awards	134	148	128	134

Number of common shares—diluted	113,623	118,304	114,381	118,118

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	714	4,284	1,318	4,882

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

The Company has a process to allocate and recharge expenses to the reportable segments when such costs are administered or paid by the Company’s corporate headquarters based on the extent to which the segment benefited from the expenses. The expenses for the Company’s corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, have been included as “Corporate” below. These amounts have been calculated in a consistent manner and are included in the Company’s calculations of segment results to internally plan and assess the performance of each segment.

Sales and operating income by operating segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Human Health
Sales	$219,243	$197,486	$421,250	$386,058
Operating income from continuing operations	27,568	25,778	48,322	47,626
Environmental Health
Sales	260,248	224,127	506,105	429,175
Operating income from continuing operations	20,709	16,742	49,821	35,704
Corporate
Operating loss from continuing operations	(10,787)	(9,276)	(21,311)	(19,467)
Continuing Operations
Sales	$479,491	$421,613	$927,355	$815,233
Operating income from continuing operations	37,490	33,244	76,832	63,863
Interest and other expense (income), net (see Note 5)	4,271	(21,653)	10,027	(18,531)

Income from continuing operations before income taxes	$33,219	$54,897	$66,805	$82,394

Note 11: Stockholders’ Equity

Comprehensive Income:

The components of comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Net income	$28,553	$57,643	$52,075	$82,034
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	16,211	(42,340)	63,380	(71,447)
Unrecognized losses and prior service costs, net of income taxes	—	—	(110)	—
Unrealized net (losses) gains on securities, net of income taxes	(32)	(78)	18	(49)
Reclassification adjustments for losses on derivatives included in net income, net of income taxes	299	299	598	598

	16,478	(42,119)	63,886	(70,898)

Comprehensive income	$45,031	$15,524	$115,961	$11,136

The components of accumulated other comprehensive income (loss) consisted of the following:

	July 3, 2011	January 2, 2011
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$117,730	$54,350
Unrecognized losses and prior service costs, net of income taxes	(102,567)	(102,457)
Unrealized net losses on securities, net of income taxes	(82)	(100)
Unrealized and realized losses on derivatives, net of income taxes	(4,686)	(5,284)

Accumulated other comprehensive income (loss)	$10,395	$(53,491)

The Company plans to repatriate approximately $250.0 million of previously unremitted earnings of IDS, and has recorded in other comprehensive income (loss) a $3.8 million tax effect on those earnings that remain unremitted at July 3, 2011 in the foreign currency translation adjustments related to the six months ended July 3, 2011.

Stock Repurchase Program:

On October 23, 2008, the Company announced that the Board of Directors (the “Board”) authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, the Company announced that the Board had authorized the Company to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the first six months of fiscal year 2011, the Company repurchased 4.0 million shares of common stock in the open market at an aggregate cost of $107.8 million, including commissions, under the Repurchase Program. As of July 3, 2011, 6.0 million shares of the Company’s common stock remained available for repurchase from the 15.0 million shares authorized by the Board under the Repurchase Program.

The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During the first six months of fiscal year 2011, the Company repurchased 83,878 shares of common stock for this purpose. The repurchased shares have been reflected as a reduction in shares outstanding, but remain available to be reissued with the payments reflected in common stock and capital in excess of par value.

Dividends:

The Board declared a regular quarterly cash dividend of $0.07 per share in each of the first two quarters of fiscal year 2011 and in each quarter of fiscal year 2010. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

For the three and six months ended July 3, 2011, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $4.9 million and $8.0 million, respectively. For the three and six months ended July 4, 2010, the total pre-tax stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, performance units and stock grants was $3.5 million and $7.7 million, respectively. The total income tax benefit recognized in the condensed consolidated income statements for stock-based compensation was $1.7 million and $2.7 million for the three and six months ended July 3, 2011, respectively. The total income tax benefit recognized in the condensed consolidated income statements for stock-based compensation was $1.2 million and $2.6 million for the three and six months ended July 4, 2010, respectively. Stock-based compensation costs capitalized as part of inventory were $0.2 million and $0.3 million as of July 3, 2011 and July 4, 2010, respectively.

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s condensed consolidated income statements for the three and six months ended July 3, 2011 and July 4, 2010:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Cost of sales	$246	$228	$506	$474
Research and development expenses	149	87	295	207
Selling, general and administrative and other expenses	4,511	2,968	7,159	6,491

Continuing operations stock compensation expense	4,906	3,283	7,960	7,172
Discontinued operations stock compensation expense	—	193	—	543

Total stock compensation expense	$4,906	$3,476	$7,960	$7,715

Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Six Months Ended
	July 3, 2011	July 4, 2010
Risk-free interest rate	1.9%	1.8%
Expected dividend yield	1.1%	1.4%
Expected lives	4 years	4 years
Expected stock volatility	38.1%	37.5%

The following table summarizes stock option activity for the six months ended July 3, 2011:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at January 2, 2011	6,983	$21.86
Granted	574	26.73
Exercised	(1,126)	20.91
Canceled	(1,179)	30.64
Forfeited	(97)	18.52

Outstanding at July 3, 2011	5,155	$20.67	3.9	$32.9

Exercisable at July 3, 2011	3,587	$20.76	3.1	$22.6

Vested and expected to vest in the future	4,688	$20.67	3.9	$29.9

The weighted-average per-share grant-date fair value of options granted for the three and six months ended July 3, 2011 was $8.29 and $7.86, respectively. The weighted-average per-share grant-date fair value of options granted for the three and six months ended July 4, 2010 was $6.62 and $6.01, respectively. The total intrinsic value of options exercised for the three and six months ended July 3, 2011 was $1.8 million and $6.9 million, respectively. The total intrinsic value of options exercised for the three and six months ended July 4, 2010 was $0.2 million and $2.5 million, respectively. Cash received from option exercises for the six months ended July 3, 2011 and July 4, 2010 was $23.6 million and $13.0 million, respectively. The excess tax benefit recognized from stock awards, classified as a financing cash activity, was $8.6 million and $0.02 million for the six months ended July 3, 2011 and July 4, 2010, respectively.

The total compensation expense recognized related to the Company’s outstanding options was $1.1 million and $2.2 million for the three and six months ended July 3, 2011, respectively, and $1.5 million and $3.9 million for the three and six months ended July 4, 2010, respectively.

There was $6.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of July 3, 2011. This cost is expected to be recognized over a weighted-average period of 2.0 fiscal years and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock Awards: The following table summarizes restricted stock award activity for the six months ended July 3, 2011:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at January 2, 2011	578	$21.77
Granted	415	26.77
Vested	(214)	24.80
Forfeited	(81)	24.57

Nonvested at July 3, 2011	698	$23.50

The weighted-average per-share grant-date fair value of restricted stock awards granted during the three and six months ended July 3, 2011 was $27.81 and $26.77, respectively. The weighted-average per-share grant-date fair value of restricted stock awards granted during the three and six months ended July 4, 2010 was $22.30 and $21.21, respectively. The fair value of restricted stock awards vested for the three and six months ended July 3,

2011 was $2.4 million and $5.3 million, respectively. The fair value of restricted stock awards vested for the three and six months ended July 4, 2010 was $0.1 million and $1.0 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $1.6 million and $3.0 million for the three and six months ended July 3, 2011, respectively, and $1.2 million and $2.3 million for the three and six months ended July 4, 2010, respectively.

As of July 3, 2011, there was $12.0 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.0 fiscal years.

Performance Units: The Company granted 89,828 performance units and 129,879 performance units during the six months ended July 3, 2011 and July 4, 2010, respectively, as part of the Company’s executive incentive program. The weighted-average per-share grant-date fair value of performance units granted during the six months ended July 3, 2011 and July 4, 2010 was $26.71 and $20.89, respectively. The total compensation expense recognized related to these performance units was $1.4 million and $1.9 million for the three and six months ended July 3, 2011, respectively, and a benefit of $0.02 million and an expense of $0.7 million for the three and six months ended July 4, 2010, respectively. As of July 3, 2011, 346,308 performance units were outstanding, all subject to forfeiture.

Stock Awards: The Company generally grants stock awards only to non-employee directors. The Company granted 3,544 shares and 4,337 shares to each non-employee member of the Board during the six months ended July 3, 2011 and July 4, 2010, respectively. The weighted-average per-share grant-date fair value of stock awards granted during the six months ended July 3, 2011 and July 4, 2010 was $28.22 and $23.06, respectively. The total compensation expense recognized related to these stock awards was $0.8 million in each of the three and six months ended July 3, 2011 and July 4, 2010.

Employee Stock Purchase Plan: During the six months ended July 3, 2011, the Company issued 36,592 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $25.57 per share. At July 3, 2011, an aggregate of 1.3 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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

The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company currently evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 3, 2011, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place only when events have occurred that may give rise to an impairment. No such events occurred during the first six months of fiscal year 2011.

The changes in the carrying amount of goodwill for the period ended July 3, 2011 from January 2, 2011 were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at January 2, 2011	$974,940	$529,875	$1,504,815
Foreign currency translation	23,344	12,989	36,333
Acquisitions, earn outs and other	62,480	177,499	239,979

Balance at July 3, 2011	$1,060,764	$720,363	$1,781,127

Identifiable intangible asset balances at July 3, 2011 and January 2, 2011 by category were as follows:

	July 3, 2011	January 2, 2011
	(In thousands)
Patents	$107,904	$107,562
Less: Accumulated amortization	(81,045)	(78,735)

Net patents	26,859	28,827

Trade names and trademarks	26,619	16,219
Less: Accumulated amortization	(15,341)	(8,243)

Net trade names and trademarks	11,278	7,976

Licenses	73,593	60,810
Less: Accumulated amortization	(42,308)	(33,704)

Net licenses	31,285	27,106

Core technology	344,804	310,557
Less: Accumulated amortization	(204,295)	(187,289)

Net core technology	140,509	123,268

Customer relationships	235,398	140,831
Less: Accumulated amortization	(64,188)	(53,888)

Net customer relationships	171,210	86,943

IPR&D	7,377	3,499
Less: Accumulated amortization	(587)	(405)

Net IPR&D	6,790	3,094

Net amortizable intangible assets	387,931	277,214

Non-amortizing intangible assets:
Trade names and trademarks	147,034	147,034

Totals	$534,965	$424,248

Total amortization expense related to definite-lived intangible assets for the six months ended July 3, 2011 and July 4, 2010 was $35.7 million and $29.2 million, respectively.

Note 14: Warranty Reserves

The Company provides warranty protection for certain products for periods usually ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time for service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the condensed consolidated balance sheets. Warranty reserve activity for the three and six months ended July 3, 2011 and July 4, 2010 is summarized below:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Balance beginning of period	$8,271	$8,621	$8,250	$8,910
Provision charged to income	3,731	3,203	7,059	6,221
Payments	(3,735)	(3,193)	(7,162)	(6,392)
Adjustments to previously provided warranties, net	682	(216)	557	(252)
Foreign currency translation and acquisitions	108	(249)	353	(321)

Balance end of period	$9,057	$8,166	$9,057	$8,166

Note 15: Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and postretirement plans for the three and six months ended July 3, 2011 and July 4, 2010:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Service cost	$967	$1,213	$23	$28
Interest cost	6,326	6,224	42	52
Expected return on plan assets	(6,072)	(5,852)	(220)	(205)
Amortization of prior service	(53)	(45)	(64)	(79)
Recognition of actuarial losses (gains)	2,245	2,015	(18)	(7)

Net periodic benefit cost (credit)	$3,413	$3,555	$(237)	$(211)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Service cost	$1,928	$2,439	$45	$56
Interest cost	12,609	12,531	85	105
Expected return on plan assets	(12,130)	(11,730)	(440)	(411)
Amortization of prior service	(106)	(89)	(127)	(158)
Recognition of actuarial losses (gains)	4,487	4,035	(37)	(13)

Net periodic benefit cost (credit)	$6,788	$7,186	$(474)	$(421)

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

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY) and Singapore Dollar (SGD). The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $108.4 million at July 3, 2011 and $107.6 million at July 4, 2010, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days during both fiscal years 2011 and 2010.

In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income (loss). The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. As of July 3, 2011, the balance remaining in accumulated other comprehensive income (loss) related to the effective cash flow hedges was $4.7 million, net of taxes of $3.0 million. The Company amortized into interest expense $1.0 million for the first six months of fiscal year 2011 and $2.0 million for fiscal year 2010.

Note 17: Fair Value Measurements

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended July 3, 2011. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.

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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis at July 3, 2011 and January 2, 2011 classified in one of the three classifications described above:

	Fair Value Measurements at July 3, 2011 Using:
	Total Carrying Value at July 3, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,177	$1,177	$—	$—
Foreign exchange derivative liabilities, net	(23)	—	(23)	—
Contingent consideration	(20,909)	—	—	(20,909)

	Fair Value Measurements at January 2, 2011 Using:
	Total Carrying Value at January 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,178	$1,178	$—	$—
Foreign exchange derivative liabilities, net	(84)	—	(84)	—
Contingent consideration	(1,731)	—	—	(1,731)

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

The Company has classified its net liabilities for contingent consideration relating to its acquisitions of chemagen, ArtusLabs, IDB, Dexela and Sym-Bio LifeScience Co., Ltd. within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of the acquisitions completed in fiscal year 2011 is included in Note 2 and of the earlier acquisitions within Note 2 to the Company’s audited consolidated financial statements filed with the 2010 Form 10-K. A reconciliation of the beginning and ending Level 3 net liabilities is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Balance beginning of period	$(15,645)	$(1,815)	$(1,731)	$(4,251)
Additions	(4,600)	—	(20,131)	—
Payments	—	—	1,908	2,717
Change in fair value (included within selling, general and administrative expenses)	(664)	102	(955)	(179)

Balance end of period	$(20,909)	$(1,713)	$(20,909)	$(1,713)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities.

The Company’s amended senior unsecured revolving credit facility, with a $650.0 million available limit, and the Company’s 6% senior unsecured notes, with a face value of $150.0 million, had outstanding balances as of July 3, 2011 of $521.0 million and $150.0 million, respectively, and as of January 2, 2011 of $274.0 million and $150.0 million, respectively. The interest rate on the Company’s amended senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first six months of fiscal year 2011. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value. The fair value of the 6.0% senior unsecured notes is estimated using market quotes from brokers or is based on current rates offered for similar debt. At July 3, 2011, the 6.0% senior unsecured notes had an aggregate carrying value of $150.0 million and a fair value of $168.2 million. At January 2, 2011, the 6.0% senior unsecured notes had an aggregate carrying value of $150.0 million and a fair value of $166.8 million.

As of July 3, 2011, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $6.5 million as of July 3, 2011, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. (the “New York Case”). The complaint alleges that the Company has breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. The Company subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, the Company believes, excludes certain of the

Company’s products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. In January 2009, the case was assigned to a new district court judge and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involves a number of the same patents and which could materially affect the scope of Enzo’s case against the Company. On March 26, 2010, the United States Court of Appeals for the Federal Circuit affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. Pending further disposition of the Connecticut Case, the New York Case against the Company and other defendants remains stayed.

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

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at July 3, 2011 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview

We are a leading provider of technology, services and solutions to the diagnostics, research, environmental and safety, industrial and laboratory services markets. Through our advanced technologies, solutions and services, we address critical issues that help to improve the health and safety of people and their environment in two reporting segments:

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

Overview of the Second Quarter of Fiscal Year 2011

Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format, and as a result certain fiscal years will contain 53 weeks. Both our 2011 and 2010 fiscal years include 52 weeks.

During the second quarter of fiscal year 2011, we continued to see good performance from acquisitions, investments in our ongoing technology and sales and marketing initiatives. Our overall sales in the second quarter of fiscal year 2011 increased $57.9 million, or 14%, as compared to the second quarter of fiscal year 2010, reflecting an increase of $21.8 million, or 11%, in our Human Health segment sales and an increase of $36.1 million, or 16%, in our Environmental Health segment sales. The increase in our Human Health segment sales during the three months ended July 3, 2011 was due primarily to increased growth in the academic sector for both instruments and reagents in the research market and continued growth from industrial and veterinary applications in our medical imaging business, partially offset by decreased demand in our screening business. The increase in our Environmental Health segment sales during the three months ended July 3, 2011 was due primarily to growth in our environmental, food and consumer safety and testing products, as well as growth in industrial markets primarily related to chemical processing and energy applications supported by our molecular spectroscopy and chromatography platforms. We also experienced continued growth in our OneSource® multivendor service offering.

In our Human Health segment, we experienced strong growth in sales in the research market as demand for our instrumentation and reagents grew in the academic sector as early stage therapeutic researchers continue their efforts to optimize compound screening efficiencies in the lab. In particular, we saw strong demand for our Operetta® cellular imaging systems and JANUS® automation tools, as well as our EnVision® and EnSpire™

multi-mode plate readers. The growth in the research market was offset in part by reduced sales to pharmaceutical companies resulting from continued customer consolidations in the pharmaceutical market. Despite this decline, we are encouraged by some early indicators of positive trends in the pharmaceutical market as we began to experience growth in Asia as demand from internal pharmaceutical research is migrating to lower cost regions and increased demand as our customers make investments in pre-clinical research. In the diagnostics market, we had continued growth from industrial and veterinary applications in our medical imaging business and increased demand for our neonatal and infectious disease screening offerings, particularly in the emerging markets such as China, India and South America, during the second quarter of fiscal year 2011 as compared to the second quarter of fiscal year 2010. This increase was partially offset by the impact of lower birth rates in the United States and tight inventory management in state and national labs for neonatal screening. We completed the strategic acquisition of Dexela Limited that is intended to add complementary imaging technology that should expand our medical imaging business and diversify our customer base. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that even with continued pressure on lab budgets and credit availability, the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as creating better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.

In our Environmental Health segment, sales of environmental, food and consumer safety and testing products grew in the second quarter of fiscal year 2011 as increased regulations in environmental and food safety markets continue to drive strong demand for our analytical technologies. We saw continued strength in our inorganic analysis solutions, such as our recently launched NexION® mass spectrometer, used for detecting trace metal contaminants in food and environmental applications. Our chromatography business performed well in the period, driven by ongoing concerns around food additives and adulterants, as well as pesticide contaminants in both food and water, and we also had continued growth in industrial markets primarily related to chemical processing and energy applications supported by our molecular spectroscopy and chromatography platforms. We believe that the need for increased inspection, testing and tracking of contaminants will continue to drive increased demand for our products. We also continued to grow by adding new customers to our OneSource® multivendor service offering, as well as through continued growth of our comprehensive services with our key customers. Our laboratory services business offers services designed to enable our customers to increase efficiencies and production time, while reducing maintenance costs, all of which continue to be critical for our customers. During the second quarter of fiscal year 2011, we completed the strategic acquisition of CambridgeSoft Corporation, a provider of scientific databases and professional services. This acquisition is intended to expand our software offerings to provide customers with solutions that help them create, analyze and communicate scientific data while improving the speed, quality, efficiency and predictability of their research and development investments.

Our consolidated gross margins decreased 130 basis points in the second quarter of fiscal year 2011 as compared to the second quarter of fiscal year 2010 due to changes in product mix with growth in sales of lower gross margin product offerings, partially offset by increased sales volume and productivity improvements. Our consolidated operating margin was flat in the second quarter of fiscal year 2011, as compared to the second quarter of fiscal year 2010, primarily the result of cost containment and productivity initiatives, partially offset by increased sales and marketing expenses, particularly in emerging territories and costs related to acquisition integration.

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

Recent Developments

Business Combinations

Acquisition of Dexela Limited. In June 2011, we acquired all of the outstanding stock of Dexela Limited. (“Dexela”). Dexela is a provider of flat panel complementary metal-oxide-semiconductor (“CMOS”) x-ray detection technologies and services. We expect this acquisition to expand our current medical imaging portfolio in key areas including surgery, dental, cardiology and mammography, as well as non-destructive testing. With the addition of the CMOS technology to our imaging portfolio customers will now be able to choose between two complementary X-ray detector technologies to optimize their system performance and meet their specific application needs. We paid the shareholders of Dexela $26.1 million in cash for the stock of Dexela. We may pay additional contingent consideration of up to $12.2 million, with an estimated fair value of $4.6 million as of the closing date. The purchase price is also subject to potential adjustments for indemnification obligations of Dexela’s shareholders. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Labtronics, Inc. In May 2011, we acquired all of the outstanding stock of Labtronics Inc. (“Labtronics”). Labtronics is a provider of procedures-based Electronic Laboratory Notebook (“ELN”) solutions for laboratories performing routine analysis in multiple industries. We expect this acquisition to extend our ELN and data integration software offerings into laboratories following strict routine procedures, late stage product or method development laboratories and environmental and food testing laboratories. Labtronics tools can be applied to procedure-based problems, including laboratory analysis, equipment calibration and validation, cleaning validation and others. We paid the shareholders of Labtronics $11.4 million in cash at the closing for the stock of Labtronics. The purchase price is also subject to potential adjustments for Labtronics’ working capital as of the closing date and indemnification obligations of Labtronics’ shareholders. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of Geospiza, Inc. In May 2011, we acquired all of the outstanding stock of Geospiza, Inc. (“Geospiza”). Geospiza is a developer of software systems for the management of genetic analysis and laboratory workflows. Geospiza primarily services biotechnology and pharmaceutical companies, universities, researchers, contract core and diagnostic laboratories involved in genetic testing and manufacturing bio-therapeutics by meeting their combined laboratory, data management and analytical needs. We expect this acquisition to enhance our software offerings, which will enable researchers to explore the genomic origins of disease effectively, and help address customers’ growing needs to manage knowledge and improve scientific productivity. We paid the shareholders of Geospiza $13.3 million in cash at the closing for the stock of Geospiza. The purchase price is also subject to potential adjustments for Geospiza’s working capital as of the closing date and indemnification obligations of Geospiza’s shareholders. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of CambridgeSoft Corporation. In April 2011, we acquired all of the outstanding stock of CambridgeSoft Corporation (“CambridgeSoft”). CambridgeSoft is a provider of discovery, collaboration and knowledge enterprise solutions, scientific databases and professional services. CambridgeSoft primarily services pharmaceutical, biotechnology and chemical industries with solutions that help customers create, analyze and communicate scientific data while improving the speed, quality, efficiency and predictability of research and development investments. We expect this acquisition to enhance our focus on knowledge management in laboratory settings by expanding our software offerings, enabling customers to share data used for scientific decisions. We paid the shareholders of CambridgeSoft $227.4 million in cash at the closing for the stock of CambridgeSoft. The purchase price is also subject to potential adjustments for indemnification obligations of CambridgeSoft’s shareholders. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of ID Biological Systems, Inc. In March 2011, we acquired specified assets and assumed specified liabilities of ID Biological Systems, Inc. (“IDB”). IDB is a manufacturer of filter paper-based sample collection devices for neonatal screening and prenatal diagnostics. We expect this acquisition to enhance our market position in the prenatal and neonatal markets. We paid $7.7 million in cash at the closing for this transaction. We may pay additional contingent consideration of up to $3.3 million, with an estimated fair value of $0.3 million as of the closing date. The purchase price is also subject to potential adjustments for IDB’s working capital as of the closing date and indemnification obligations of IDB’s shareholders. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of ArtusLabs, Inc. In March 2011, we acquired all of the outstanding stock of ArtusLabs, Inc. (“ArtusLabs”). ArtusLabs offers the Ensemble® scientific knowledge platform, to accelerate research and development in the pharmaceutical, chemical, petrochemical and related industries. Ensemble® integrates disparate data from customers’ ELNs and informatics systems and databases. We expect this acquisition to enhance our focus on knowledge management in laboratory settings by expanding our informatics offerings, enabling customers to rapidly access enterprise-wide data. We paid the shareholders of ArtusLabs $15.2 million in cash at the closing for the stock of ArtusLabs. We may pay additional contingent consideration of up to $15.0 million, with an estimated fair value of $7.5 million as of the closing date. The purchase price is also subject to potential adjustments for indemnification obligations of ArtusLabs’ shareholders. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of chemagen Biopolymer-Technologie AG. In February 2011, we acquired all of the outstanding stock of chemagen Biopolymer-Technologie AG (“chemagen”). chemagen manufactures and sells nucleic acid sample preparation systems and reagents utilizing magnetic bead technology. We expect this acquisition to enhance our genetic screening business by expanding our product offerings to diagnostics, academic and industrial end markets. We paid the shareholders of chemagen $34.6 million in cash for the stock of chemagen. We may pay additional contingent consideration of up to $20.3 million, with an estimated fair value of $7.7 million as of the closing date. The purchase price is also subject to potential adjustments for indemnification obligations of chemagen’s shareholders. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

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

Consolidated Results of Continuing Operations

Sales

Sales for the three months ended July 3, 2011 were $479.5 million, as compared to $421.6 million for the three months ended July 4, 2010, an increase of $57.9 million, or 14%, which includes an approximate 6% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 4% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for the three months ended July 3, 2011 as compared to the three months ended July 4, 2010 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects an increase of $21.8 million, or 11%, in our Human Health segment sales due to an increase in diagnostics market sales of $11.2 million, and an increase in research market sales of $10.6 million. Our Environmental Health segment sales increased $36.1 million, or 16%, due to increases in environmental and safety and industrial markets sales of $24.3 million, and an increase in laboratory services market sales of $11.8 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $6.2 million of revenue for the three months ended July 3, 2011 and $0.2 million for the three months ended July 4, 2010 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

Sales for the six months ended July 3, 2011 were $927.4 million, as compared to $815.2 million for the six months ended July 4, 2010, an increase of $112.1 million, or 14%, which includes an approximate 4% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 3% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for the six months ended July 3, 2011 as compared to the six months ended July 4, 2010 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects an increase of $35.2 million, or 9%, in our Human Health segment sales due to an increase in diagnostics market sales of $22.6 million, and an increase in research market sales of $12.6 million. Our Environmental Health segment sales increased $76.9 million, or 18%, due to increases in environmental and safety and industrial markets sales of $51.2 million, and an increase in laboratory services market sales of $25.7 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $6.4 million of revenue for the six months ended July 3, 2011 and $0.4 million for the six months ended July 4, 2010 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

Cost of Sales

Cost of sales for the three months ended July 3, 2011 was $270.5 million, as compared to $232.4 million for the three months ended July 4, 2010, an increase of $38.1 million, or 16%. As a percentage of sales, cost of sales increased to 56.4% for the three months ended July 3, 2011, from 55.1% for the three months ended July 4, 2010, resulting in a decrease in gross margin of 130 basis points to 43.6% for the three months ended July 3, 2011, from 44.9% for the three months ended July 4, 2010. Amortization of intangible assets increased and was $13.4 million for the three months ended July 3, 2011, as compared to $10.5 million for the three months ended July 4, 2010. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2011 was $0.3 million for the three months ended July 3, 2011. Stock compensation expense was $0.2 million for each of the three months ended July 3, 2011 and July 4, 2010. The decrease in gross margin was primarily the result of changes in product mix with growth in sales of lower gross margin product offerings, partially offset by increased sales volume and productivity improvements.

Cost of sales for the six months ended July 3, 2011 was $518.1 million, as compared to $450.7 million for the six months ended July 4, 2010, an increase of $67.4 million, or 15%. As a percentage of sales, cost of sales increased to 55.9% for the six months ended July 3, 2011, from 55.3% for the six months ended July 4, 2010, resulting in a decrease in gross margin of 60 basis points to 44.1% for the six months ended July 3, 2011, from 44.7% for the six months ended July 4, 2010. Amortization of intangible assets increased and was $24.8 million for the six months ended July 3, 2011, as compared to $20.2 million for the six months ended July 4, 2010. Stock compensation expense was $0.5 million for each of the six months ended July 3, 2011 and July 4, 2010. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2011 was $0.4 million for the six months ended July 3, 2011. The decrease in gross margin was primarily the result of changes in product mix with growth in sales of lower gross margin product offerings, partially offset by increased sales volume, productivity improvements and cost containment initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended July 3, 2011 were $140.0 million, as compared to $123.3 million for the three months ended July 4, 2010, an increase of $16.8 million, or 14%. As a percentage of sales, selling, general and administrative expenses were 29.2% in each of the three months ended July 3, 2011 and July 4, 2010. Amortization of intangible assets increased and was $5.7 million for the three months ended July 3, 2011, as compared to $4.0 million for the three months ended July 4, 2010. Stock compensation expense increased and was $4.5 million for the three months ended July 3, 2011, as compared to $3.0 million for the three months ended July 4, 2010. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added expense of $1.8 million for the three months ended July 3, 2011 and $1.1 million for the three months ended July 4, 2010. In addition, $3.4 million from the gain on the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005 partially offset selling, general and administrative expense in the three months ended July 4, 2010. The increase in selling, general and administrative expenses was primarily the result of costs related to acquisition integration, partially offset by productivity initiatives.

Selling, general and administrative expenses for the six months ended July 3, 2011 were $274.6 million, as compared to $244.8 million for the six months ended July 4, 2010, an increase of $29.7 million, or 12%. As a percentage of sales, selling, general and administrative expenses decreased and were 29.6% for the six months ended July 3, 2011, as compared to 30.0% for the six months ended July 4, 2010. Amortization of intangible assets increased and was $10.3 million for the six months ended July 3, 2011, as compared to $8.1 million for the six months ended July 4, 2010. Stock compensation expense increased and was $7.2 million for the six months ended July 3, 2011, as compared to $6.5 million for the six months ended July 4, 2010. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $5.0 million for the six months ended July 3, 2011 and $1.9 million for the six months ended July 4, 2010. In addition, $3.4 million from the gain on the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005 partially offset selling, general and administrative expense in the six months ended July 4, 2010. The increase in selling, general and administrative expenses was primarily the result of increased sales and marketing expenses, particularly in emerging territories, and costs related to acquisition integration, partially offset by cost containment and productivity initiatives.

Research and Development Expenses

Research and development expenses for the three months ended July 3, 2011 were $28.2 million, as compared to $22.9 million for the three months ended July 4, 2010, an increase of $5.2 million, or 23%. As a percentage of sales, research and development expenses was 5.9% for the three months ended July 3, 2011, as compared to 5.4% for the three months ended July 4, 2010. Amortization of intangible assets decreased and was $0.2 million for the three months ended July 3, 2011, as compared to $0.4 million for the three months ended July 4, 2010. Stock compensation expense was $0.1 million for each of the three months ended July 3, 2011 and July 4, 2010.

Research and development expenses for the six months ended July 3, 2011 were $54.5 million, as compared to $46.0 million for the six months ended July 4, 2010, an increase of $8.5 million, or 18%. As a percentage of sales, research and development expenses was 5.9% for the six months ended July 3, 2011, as compared to 5.6% for the six months ended July 4, 2010. Amortization of intangible assets decreased and was $0.5 million for the six months ended July 3, 2011, as compared to $0.8 million for the six months ended July 4, 2010. Stock compensation expense increased and was $0.3 million for the six months ended July 3, 2011, as compared to $0.2 million for the six months ended July 4, 2010.

Restructuring and Lease Charges, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with our growth strategy and the integration of our business units.

A description of the restructuring plans and the activity recorded for the six months ended July 3, 2011 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 4 to the audited consolidated financial statements in the 2010 Form 10-K.

The restructuring plans for the second quarter of fiscal year 2011 and fourth quarter of fiscal year 2010 were intended principally to shift resources to higher growth geographic regions and end markets. The restructuring plan for the second quarter of fiscal year 2010 was intended principally to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets. The activities associated with these plans have been reported as restructuring expenses and are included as a component of operating expenses from continuing operations. We expect the impact of immediate cost savings from the restructuring plans on operating results and cash flows to approximately offset the increased spending in higher growth regions and the decline in revenue from certain products, respectively. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we will incur offsetting costs by shifting resources to higher growth geographic regions and end markets.

Q2 2011 Restructuring Plan

During the second quarter of fiscal year 2011, our management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q2 2011 Plan”). As a result of the Q2 2011 Plan, we recognized a $2.2 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. We also recognized a $3.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. As part of the Q2 2011 Plan, we reduced headcount by 72 employees. All employee notifications and actions related to the closure of excess facility space for the Q2 2011 Plan were completed by July 3, 2011.

The following table summarizes the Q2 2011 Plan activity for the six months ended July 3, 2011:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$4,927	$659	$5,586
Amounts paid and foreign currency translation	(143)	(659)	(802)

Balance at July 3, 2011	$4,784	$—	$4,784

All employees have been notified of termination and we anticipate that the remaining severance payments of $4.8 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012.

Q4 2010 Restructuring Plan

During the fourth quarter of fiscal year 2010, our management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2010 Plan”). As a result of the Q4 2010 Plan, we recognized a $5.6 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. We also recognized a $7.6 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space was offset by the recognition of a $2.8 million gain that had been deferred from a previous sale-leaseback transaction on this facility. During the second quarter of fiscal year 2011, we recorded an additional pre-tax restructuring accrual of $0.2 million relating to the Q4 2010 Plan due to a reduction in the estimated sublease rental payments reasonably expected to be obtained for our excess facility space in the Environmental Health segment. As part of the Q4 2010 Plan, we reduced headcount by 113 employees. All employee notifications and actions related to the closure of excess facility space for the Q4 2010 Plan were completed by January 2, 2011.

The following table summarizes the Q4 2010 Plan activity for the six months ended July 3, 2011:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 2, 2011	$7,852	$4,070	$11,922
Change in estimates	—	168	168
Amounts paid and foreign currency translation	(5,909)	(78)	(5,987)

Balance at July 3, 2011	$1,943	$4,160	$6,103

All employees have been notified of termination and we anticipate that the remaining severance payments of $1.9 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012. We also anticipate that the remaining payments of $4.2 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

Q2 2010 Restructuring Plan

During the second quarter of fiscal year 2010, our management approved a plan to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets (the “Q2 2010 Plan”). As a result of the Q2 2010 Plan, we recognized a $7.0 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space were partially offset by the recognition of a $0.1 million gain that had been deferred from a previous sale-leaseback transaction on this facility. We also recognized a $3.9 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. During the second quarter of fiscal year 2011, we recorded a pre-tax restructuring reversal of $0.7 million relating to the Q2 2010 Plan due to lower than expected costs associated with the workforce reductions in Europe within both the Human Health and Environmental Health segments. As part of the Q2 2010 Plan, we reduced headcount by 115 employees. All employee notifications and actions related to the closure of excess facility space for the Q2 2010 Plan were completed by July 4, 2010.

The following table summarizes the Q2 2010 Plan activity for the six months ended July 3, 2011:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 2, 2011	$2,193	$2,059	$4,252
Change in estimates	(746)	—	(746)
Amounts paid and foreign currency translation	(1,208)	(131)	(1,339)

Balance at July 3, 2011	$239	$1,928	$2,167

All employees have been notified of termination and we anticipate that the remaining severance payments of $0.2 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2012. We also anticipate that the remaining payments of $1.9 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2009 were workforce reductions related to the integration of our businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During the six months ended July 3, 2011, we paid $0.4 million related to these plans and recorded a reversal of $1.7 million related to lower than expected costs associated with the workforce reductions in Europe within both the Human Health and Environmental Health segments. As of July 3, 2011, we had $4.3 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. We expect to make payments for these leases, the terms of which vary in length, through fiscal year 2022.

Interest and Other Expense (Income), Net

Interest and other expense (income), net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Interest income	$(483)	$(169)	$(805)	$(350)
Interest expense	4,213	3,949	8,129	7,752
Gain on step acquisition	—	(25,586)	—	(25,586)
Other expense (income), net	541	153	2,703	(347)

Total interest and other expense (income), net	$4,271	$(21,653)	$10,027	$(18,531)

Interest and other expense (income), net, for the three months ended July 3, 2011 was an expense of $4.3 million, as compared to income of $21.7 million for the three months ended July 4, 2010, a decrease of $25.9 million. The decrease in interest and other expense (income), net, for the three months ended July 3, 2011 as compared to the three months ended July 4, 2010 was primarily due to the pre-tax gain of $25.6 million recognized during the three months ended July 4, 2010 related to the required re-measurement to fair value of our previously held equity interest in a joint venture with the company previously known as MDS, Inc. for the development and manufacturing of its Inductively Coupled Plasma Mass Spectrometry product line and other related tangible assets (the “ICP-MS Joint Venture”). Interest expense increased by $0.3 million, and interest income increased by $0.3 million for the three months ended July 3, 2011, as compared to the three months ended July 4, 2010, primarily due to higher revolving debt balances and higher cash balances, respectively. Other expense (income), net, for the three months ended July 3, 2011 as compared to the three months ended July 4, 2010 increased by $0.4 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

Interest and other expense, net, for the six months ended July 3, 2011 was an expense of $10.0 million, as compared to income of $18.5 million for the six months ended July 4, 2010, a decrease of $28.6 million. The decrease in interest and other expense, net, for the six months ended July 3, 2011 as compared to the six months ended July 4, 2010 was primarily due to the pre-tax gain of $25.6 million recognized during the six months ended July 4, 2010 related to the required re-measurement to fair value of our previously held equity interest in the ICP-MS Joint Venture. Interest expense increased by $0.5 million and interest income increased by $0.4 million for the six months ended July 3, 2011, as compared to the six months ended July 4, 2010, primarily due to higher revolving debt balances and higher cash balances, respectively. Other expense (income), net, for the six months ended July 3, 2011 as compared to the six months ended July 4, 2010 increased by $3.1 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation.

Provision for Income Taxes

For the three months ended July 3, 2011, the provision for income taxes from continuing operations was $5.3 million, as compared to $7.7 million for the three months ended July 4, 2010.

For the six months ended July 3, 2011, the provision for income taxes from continuing operations was $13.0 million, as compared to $15.6 million for the six months ended July 4, 2010.

The effective tax rate from continuing operations was 16.0% and 19.5% for the three and six months ended July 3, 2011, respectively, as compared to 14.1% and 18.9% for the three and six months ended July 4, 2010, respectively. The higher effective tax rates in fiscal year 2011 as compared to fiscal year 2010 were primarily due to the favorable impact related to the gain on the previously held equity interest in the ICP-MS Joint Venture during the three and six months ended July 4, 2010.

Discontinued Operations

As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of July 3, 2011 and January 2, 2011.

We recorded the following gains and losses, which have been reported as loss on disposition of discontinued operations:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Loss on disposition of Illumination and Detection Solutions business	$(111)	$—	$(1,696)	$—
(Loss) gain on disposition of Photoflash business	(13)	4,617	(9)	4,617
Net loss on disposition of other discontinued operations	(33)	(1,327)	(36)	(1,549)

Net (loss) gain on disposition of discontinued operations before income taxes	$(157)	$3,290	$(1,741)	$3,068

In November 2010, we sold our Illumination and Detection Solutions (“IDS”) business, which was included in the Environmental Health segment, for $510.3 million, including an adjustment for net working capital. We expect the divestiture of our IDS business to reduce the complexity of our product offerings and organizational structure, and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer acquired our IDS business through the purchase of all outstanding stock of certain of our subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of related assets and the assumption of liabilities held by us and certain of our subsidiaries located in Singapore and Germany. We recognized a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, in the fourth quarter of fiscal year 2010 as a result of the sale of our IDS business. During the first six months of fiscal year 2011, we updated the net working capital adjustment associated with the sale of this business and other potential contingencies, which resulted in the recognition of a pre-tax loss of $1.7 million. These gains and losses were recognized as gain (loss) on the disposition of discontinued operations.

As part of our strategic business alignment into the Human Health and Environmental Health segments, completed at the beginning of fiscal year 2009, and our continuing efforts to focus on higher growth opportunities, in December 2008, our management approved a plan to divest our Photoflash business within the Environmental Health segment. In June 2010, we sold our Photoflash business for $13.5 million, including an adjustment for net working capital, plus potential additional contingent consideration. We recognized a pre-tax gain of $4.6 million, inclusive of the net working capital adjustment, in the second quarter of fiscal year 2010 as a result of the sale. This gain was recognized as a gain on the disposition of discontinued operations.

During the first six months of both fiscal years 2011 and 2010, we settled various commitments related to the divestiture of other discontinued operations. We recognized a pre-tax loss of $1.5 million in the first six months of fiscal year 2010 in connection with the settlement of those commitments.

Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Sales	$—	$88,562	$—	$165,067
Costs and expenses	—	78,136	—	147,059

Operating income from discontinued operations	—	10,426	—	18,008
Other expense, net	—	281	—	549

Income from discontinued operations before income taxes	$—	$10,145	$—	$17,459

We recognized a tax benefit of $0.8 million and $0.02 million on discontinued operations for the three and six months ended July 3, 2011, respectively. We recorded a tax provision of $3.0 million and $5.3 million on discontinued operations for the three and six months ended July 4, 2010, respectively.

Contingencies, Including Tax Matters

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $6.5 million as of July 3, 2011, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. (the “New York Case”). The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. In January 2009, the case was assigned to a new district court judge and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involves a number of the same patents and which could materially affect the scope of Enzo’s case against us. On March 26, 2010, the United States Court of Appeals for the Federal Circuit affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. Pending further disposition of the Connecticut Case, the New York Case against us and other defendants remains stayed.

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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at July 3, 2011 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations

Human Health

Sales for the three months ended July 3, 2011 were $219.2 million, as compared to $197.5 million for the three months ended July 4, 2010, an increase of $21.8 million, or 11%, which includes an approximate 6% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 4% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by product type for the three months ended July 3, 2011, as compared to the three months ended July 4, 2010, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Human Health segment reflects an increase in diagnostics market sales of $11.2 million, and an increase in research market sales of $10.6 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.4 million of revenue in our Human Health segment for the three months ended July 3, 2011 and $0.2 million for the three months ended July 4, 2010 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Human Health segment sales during the three months ended July 3, 2011 was due primarily to increased growth in the academic sector for both instruments and reagents in the research market, continued growth from industrial and veterinary applications in our medical imaging business, and increased demand from the adoption of our neonatal and infectious disease screening offerings in the diagnostics market. The increased growth in the academic sector for both instruments and reagents in the research market continued as early stage therapeutic researchers continue their efforts to optimize compound screening efficiencies in the lab. These increases were partially offset by the impact of lower birth rates in the United States and tight inventory management in state and national labs for neonatal screening in the diagnostics market, as well as reduced sales to pharmaceutical companies resulting from continued customer consolidations in the pharmaceutical market.

Sales for the six months ended July 3, 2011 were $421.3 million, as compared to $386.1 million for the six months ended July 4, 2010, an increase of $35.2 million, or 9%, which includes an approximate 4% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 3% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by product type for the six months ended July 3, 2011, as compared to the six months ended July 4, 2010, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Human Health segment reflects an increase in diagnostics market sales of $22.6 million, and an increase in research market sales of $12.6 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.6 million of revenue in our Human Health segment for the six months ended July 3, 2011 and $0.4 million for the six months ended July 4, 2010 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Human Health segment sales during the six months ended July 3, 2011 was due primarily to increased demand from the adoption of our neonatal and infectious disease screening offerings in the diagnostics market, increased growth in the academic sector for both instruments and reagents in the research market, and continued growth from industrial and veterinary applications in our medical imaging business. The increased growth in the academic sector for both instruments and reagents in the research market continued as early stage therapeutic researchers continue their efforts to optimize compound screening efficiencies in the lab. These increases were partially offset by the impact of lower birth rates in the United States and tight inventory management in state and national labs for neonatal screening in the diagnostics market, as well as reduced sales to pharmaceutical companies resulting from continued customer consolidations in the pharmaceutical market and reduced demand for our legacy radioisotope portfolio in the research market.

Operating income from continuing operations for the three months ended July 3, 2011 was $27.6 million, as compared to $25.8 million for the three months ended July 4, 2010, an increase of $1.8 million, or 7%. Amortization of intangible assets increased and was $12.3 million for the three months ended July 3, 2011, as compared to $11.4 million for the three months ended July 4, 2010. Restructuring and lease charges, net, were $1.8 million for the three months ended July 3, 2011 due primarily to the Q2 2011 Plan, as compared to $5.9 million for the three months ended July 4, 2010 due primarily to the Q2 2010 Plan. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $1.2 million for the three months ended July 3, 2011, as compared to an expense of $0.7 million for the three months ended July 4, 2010. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2011 was $0.3 million for the three months ended July 3, 2011. In addition, operating income from continuing operations for the three months ended July 4, 2010 included $3.4 million from the gain on the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005. Increased sales volume and productivity initiatives increased operating income for the three months ended July 3, 2011, which was partially offset by changes in product mix with growth in sales of lower gross margin product offerings and costs related to acquisition integration.

Operating income from continuing operations for the six months ended July 3, 2011 was $48.3 million, as compared to $47.6 million for the six months ended July 4, 2010, an increase of $0.7 million, or 1%. Amortization of intangible assets increased and was $24.9 million for the six months ended July 3, 2011, as compared to $22.4 million for the six months ended July 4, 2010. Restructuring and lease charges, net, were $1.8 million for the six months ended July 3, 2011 due primarily to the Q2 2011 Plan, as compared to $5.9 million for the six months ended July 4, 2010 due primarily to the Q2 2010 Plan. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $3.7 million for the six months ended July 3, 2011, as compared to an expense of $0.7 million for the six months ended July 4, 2010. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2011 was $0.4 million for the six months ended July 3, 2011. In addition, operating income from continuing operations for the six months ended July 4, 2010 included $3.4 million from the gain on the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005. Increased sales volume and cost containment and productivity initiatives increased operating income for the six months ended July 3, 2011, which was partially offset by changes in product mix with growth in sales of lower gross margin product offerings, increased sales and marketing expenses, particularly in emerging territories, and costs related to acquisition integration.

Environmental Health

Sales for the three months ended July 3, 2011 were $260.2 million, as compared to $224.1 million for the three months ended July 4, 2010, an increase of $36.1 million, or 16%, which includes an approximate 6% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 4% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by market and product type for the three months ended July 3, 2011, as compared to the three months ended July 4, 2010, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Environmental Health segment reflects increases in environmental and safety and industrial markets sales of $24.3 million, and an increase in laboratory services market sales of $11.8 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $5.8 million of revenue in our Environmental Health segment for the three months ended July 3, 2011 that otherwise would have been recorded by the acquired businesses during that period. The increase in our Environmental Health segment sales during the three months ended July 3, 2011 was due primarily to continued growth in our environmental, food and consumer safety and testing products, as well as, growth in industrial markets primarily related to chemical processing and energy applications supported by our molecular spectroscopy and chromatography platforms. We also experienced growth in our OneSource® multivendor service offering as our comprehensive services continue to grow with our key customers.

Sales for the six months ended July 3, 2011 were $506.1 million, as compared to $429.2 million for the six months ended July 4, 2010, an increase of $76.9 million, or 18%, which includes an approximate 5% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 2% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by market and product type for the six months ended July 3, 2011, as compared to the six months ended July 4, 2010, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Environmental Health segment reflects increases in environmental and safety and industrial markets sales of $51.2 million, and an increase in laboratory services market sales of $25.7 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $5.8 million of revenue in our Environmental Health segment for the six months ended July 3, 2011 that otherwise would have been recorded by the acquired businesses during that period. The increase in our Environmental Health segment sales during the six months ended July 3, 2011 was due primarily to growth in our environmental, food and consumer safety and testing products, as well as growth in our OneSource® multivendor service offering as our comprehensive services continue to grow with our key customers. We also experienced continued growth in industrial markets with the reduction of constraints on capital purchases primarily related to chemical processing and energy applications supported by our molecular spectroscopy and chromatography platforms.

Operating income from continuing operations for the three months ended July 3, 2011 was $20.7 million, as compared to $16.7 million for the three months ended July 4, 2010, an increase of $4.0 million, or 24%. Amortization of intangible assets increased and was $7.0 million for the three months ended July 3, 2011, as compared to $3.5 million for the three months ended July 4, 2010. Restructuring and lease charges, net, were $1.5 million for the three months ended July 3, 2011 due primarily to the Q2 2011 Plan, as compared to $4.0 million for the three months ended July 4, 2010 due primarily to the Q2 2010 Plan. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions was an expense of $0.6 million for the three months ended July 3, 2011, as compared to an expense of $0.4 million for the three months ended July 4, 2010. Increased sales volume and productivity initiatives increased operating income for the three months ended July 3, 2011, which was partially offset by costs related to acquisition integration.

Operating income from continuing operations for the six months ended July 3, 2011 was $49.8 million, as compared to $35.7 million for the six months ended July 4, 2010, an increase of $14.1 million, or 40%. Amortization of intangible assets increased and was $10.8 million for the six months ended July 3, 2011, as compared to $6.8 million for the six months ended July 4, 2010. Restructuring and lease charges, net, were $1.5 million for the six months ended July 3, 2011 as a result of the Q2 2011 Plan, as compared to $4.0 million for the six months ended July 4, 2010 as a result of the Q2 2010 Plan. Purchase accounting adjustments for contingent consideration and other acquisition costs related to certain acquisitions was an expense of $1.2 million for the six months ended July 3, 2011, as compared to an expense of $1.1 million for the six months ended July 4, 2010. Increased sales volume and cost containment and productivity initiatives increased operating income for the six months ended July 3, 2011, which was partially offset by increased sales and marketing expenses, particularly in emerging territories, and costs related to acquisition integration.

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

At July 3, 2011, we had cash and cash equivalents of $395.2 million and an amended senior unsecured revolving credit facility with $116.0 million available for additional borrowing.

On October 23, 2008, we announced that our Board of Directors (our “Board”) authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first six months of fiscal year 2011, we repurchased 4.0 million shares of common stock in the open market at an aggregate cost of $107.8 million, including commissions, under the Repurchase Program. As of July 3, 2011, 6.0 million shares of our common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program.

Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first six months of fiscal year 2011, we repurchased 83,878 shares of common stock for this purpose.

The repurchased shares have been reflected as a reduction in shares outstanding, but remain available to be reissued with the payments reflected in common stock and capital in excess of par value. Any repurchased shares will be available for use in connection with corporate programs. If we continue to repurchase shares, the repurchase program will be funded using our existing financial resources, including cash and cash equivalents, and our existing amended senior unsecured revolving credit facility.

As a result of the sale of the IDS and Photoflash businesses, we concluded that the remaining operations within those foreign subsidiaries previously containing IDS and Photoflash operations did not require the same level of capital as previously required, and therefore we plan to repatriate approximately $250.0 million of previously unremitted earnings and have provided for the taxes on those earnings. Taxes have not been provided for unremitted earnings that we continue to consider permanently reinvested, which is based on our future operational and capital requirements. The impact of this tax provision in fiscal year 2010 was an increase to our tax provision of $65.8 million in discontinued operations. We expect to utilize existing tax attributes to repatriate these earnings and expect the taxes to be paid to repatriate these earnings will be minimal. As of July 3, 2011, we had repatriated $70.2 million in foreign earnings and previously taxed earnings.

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

Our pension plans have not experienced any material impact on liquidity or counterparty exposure due to the volatility in the credit markets. We could experience increased pension costs in future periods for all pension plans. We may be required to fund our international pension plans with contributions of up to $11.0 million by the end of fiscal year 2011, and we could potentially have to make additional funding payments in future periods for all of our pension plans.

Cash Flows

Operating Activities. Net cash provided by continuing operations was $102.2 million for the six months ended July 3, 2011, as compared to net cash provided by continuing operations of $114.0 million for the six months ended July 4, 2010, a decrease of $11.9 million. The cash provided by operating activities for the six months ended July 3, 2011 was principally a result of income from continuing operations of $53.8 million, depreciation and amortization of $50.6 million, stock based compensation expense of $8.0 million and restructuring and lease charges, net, of $3.3 million. These amounts were partially offset by a net decrease in working capital of $19.3 million. Contributing to the net decrease in working capital for the six months ended July 3, 2011, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts payable of $19.8 million and an increase in inventory of $3.4 million, partially offset by a decrease in accounts receivable of $3.9 million. The decrease in accounts payable was primarily a result of the timing of disbursements during the first six months of fiscal year 2011. The increase in inventory overall was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements and for the introduction of new products. The decrease in accounts receivable was a result of strong performance in accounts receivable collections during the first six months of fiscal year 2011. Changes in accrued expenses, other assets and liabilities and other items, net, increased cash provided by operating activities by $5.8 million for the six months ended July 3, 2011, and primarily related to the timing of payments for tax, restructuring, and salary and benefits.

Investing Activities. Net cash used in the investing activities of our continuing operations was $325.9 million for the six months ended July 3, 2011, as compared to net cash used in the investing activities of our continuing operations of $130.7 million for the six months ended July 4, 2010, an increase of $195.2 million. For the six months ended July 3, 2011, we used $310.4 million of net cash for acquisitions, core technology purchases, acquired licenses and other costs in connection with these and other transactions. Capital expenditures for the six months ended July 3, 2011 were $16.0 million, primarily in the areas of tooling and other capital equipment purchases. Restricted cash balances decreased for the six months ended July 3, 2011 by $0.4 million.

Financing Activities. Net cash provided by the financing activities of our continuing operations was $150.7 million for the six months ended July 3, 2011, as compared to net cash provided by the financing activities of our continuing operations of $54.8 million for the six months ended July 4, 2010, an increase of $95.9 million. For the six months ended July 3, 2011, we repurchased 4.0 million shares of our common stock, including 83,878 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $110.0 million, including commissions. This compares to repurchases of 46,572 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards for the six months ended July 4, 2010, for a total cost of

$1.0 million, including commissions. This use of cash was offset by proceeds from common stock option exercises of $32.1 million, including the related excess tax benefit, for the six months ended July 3, 2011. This compares to the proceeds from common stock option exercises of $13.1 million, including the related excess tax benefit, for the six months ended July 4, 2010. During the six months ended July 3, 2011, debt borrowings from our amended senior unsecured revolving credit facility totaled $494.0 million, which was partially offset by debt reductions of $247.0 million. This compares to debt borrowings from our amended senior unsecured revolving credit facility of $171.0 million, which was offset by debt reductions of $111.5 million during the six months ended July 4, 2010. We paid $16.0 million and $16.4 million in dividends during the six months ended July 3, 2011 and July 4, 2010, respectively. In addition, we settled $0.1 million in contingent consideration recorded at the acquisition date fair value for acquisitions completed subsequent to fiscal year 2008 during both of the six months ended July 3, 2011 and July 4, 2010.

Borrowing Arrangements

Amended Senior Unsecured Revolving Credit Facility. We have a senior unsecured revolving credit facility which provides for a $650.0 million facility through August 13, 2012. Letters of credit in the aggregate amount of $13.0 million are treated as issued under this amended facility. We use the amended senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the amended senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. or (ii) the Federal Funds rate plus 50 basis points. We may allocate all or a portion of our indebtedness under the amended senior unsecured revolving credit facility to interest based upon the Eurocurrency rate plus a margin, or the base rate. The Eurocurrency margin as of July 3, 2011 was 40 basis points. The weighted average Eurocurrency interest rate as of July 3, 2011 was 0.19%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.59%. We had drawn down $521.0 million of borrowings in U.S. Dollars under the facility as of July 3, 2011, with interest based on the above described Eurocurrency rate. The agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in our amended and restated senior unsecured revolving credit facility include debt-to-capital ratios and a contingent maximum total leverage ratio, applicable if our credit rating is down-graded below investment grade. We were in compliance with all applicable covenants as of July 3, 2011, and anticipate being in compliance for the duration of the term of the credit facility.

6% Senior Unsecured Notes. On May 30, 2008, we issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured. Interest on the 6% senior notes is payable semi-annually on May 30th and November 30th. We may redeem some or all of our 6% senior notes at any time in an amount not less than 10% of the original aggregate principal amount, plus accrued and unpaid interest, plus the applicable make-whole amount. The financial covenants in our 6% senior notes include debt-to-capital ratios which, if our credit rating is down-graded below investment grade, would be replaced by a contingent maximum total leverage ratio. We were in compliance with all applicable covenants as of July 3, 2011, and anticipate being in compliance for the duration of the term of the notes.

Dividends

Our Board declared a regular quarterly cash dividend of $0.07 per share in each of the first two quarters of fiscal year 2011 and in each quarter of fiscal year 2010. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

Effects of Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and are adopted by us as of the specified effective dates. Unless otherwise discussed, we believe that such recently issued pronouncements will not have a significant impact on our condensed consolidated financial position, results of operations and cash flows or do not apply to our operations.

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

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY) and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $108.4 million and $107.6 million as of July 3, 2011 and July 4, 2010, respectively. The fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days during both fiscal years 2011 and 2010.

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

In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income (loss). The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. As of July 3, 2011, the balance remaining in accumulated other comprehensive income (loss) related to the effective cash flow hedges was $4.7 million, net of taxes of $3.0 million. We amortized into interest expense $1.0 million during the first six months of fiscal year 2011 and $2.0 million during fiscal year 2010.

Interest Rate Risk—Sensitivity. Our 2010 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2010 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended July 3, 2011. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended July 3, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 3, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. (the “New York Case”). The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. In January 2009, the case was assigned to a new district court judge and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involves a number of the same patents and which could materially affect the scope of Enzo’s case against us. On March 26, 2010, the United States Court of Appeals for the Federal Circuit affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. Pending further disposition of the Connecticut Case, the New York Case against us and other defendants remains stayed.

We believe we have meritorious defenses to the matter described above, and we are contesting the action vigorously. While this matter is subject to uncertainty, in the opinion of our management, based on its review of the information available at this time, the resolution of this matter will not have a material adverse effect on our condensed consolidated financial statements.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at July 3, 2011 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 1A.	Risk Factors

The following important factors affect our business and operations generally or affect multiple segments of our business and operations and are not materially different from those factors reported in our Quarterly Report on Form 10-Q for the period ended April 3, 2011:

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

We have operations in many parts of the world. The health of the global economy has a significant impact on our business. The global economy experienced a significant downturn throughout 2008 and 2009. This downturn was caused in part by the effects of the credit market crisis and the resulting impact on the finance and banking industries, volatile currency exchange rates and energy costs, inflation concerns, decreased consumer confidence, reduced corporate profits and capital expenditures, and liquidity concerns. Although the global economy began showing signs of gradual improvement in 2010, debt and equity markets experienced renewed disruption early in the third quarter of 2011, including the downgrading of government issued debt in the United States and other countries. The overall rate of global recovery experienced during the course of 2010 and 2011 remains uneven and recovery is still uncertain. There can be no assurance that any of the recent economic improvements will be sustainable, or that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Political changes, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location. In addition, our global facilities face risks that may relate to natural disasters, labor relations or regulatory compliance. While certain of these risks can be hedged in a limited way using financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful. In addition, our ability to engage in such mitigation has decreased or become even more costly as a result of recent market developments.

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

We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisitions of Dexela, Labtronics, Geospiza and CambridgeSoft, each of which was acquired in the second quarter of fiscal year 2011, as well as our acquisitions of ArtusLabs, IDB and chemagen, each of which was acquired in the first quarter of fiscal year 2011. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

•	competition among buyers and licensees,

•	the high valuations of businesses and technologies,

•	the need for regulatory and other approval, and

•	our inability to raise capital to fund these acquisitions.

Some of the businesses we acquire may be unprofitable or marginally profitable, or may increase the variability of our revenue recognition. Accordingly, the earnings or losses of acquired businesses may dilute our earnings. For these acquired businesses to achieve acceptable levels of profitability, we would have to improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations, such as incompatible management, information or other systems, cultural differences, loss of key personnel, unforeseen regulatory requirements, previously undisclosed liabilities or difficulties in predicting financial results. Additionally, if we are not successful in selling businesses we seek to divest, the activity of such businesses may dilute our earnings and we may not be able to achieve the expected benefits of such divestitures. As a result, our financial results may differ from our forecasts or the expectations of the investment community in a given quarter or over the long term.

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

Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal quarter ended July 3, 2011. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

If we experience a significant disruption in, or breach in security of, our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.

We rely on several centralized information technology systems throughout our company to provide products and services, to keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.

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

As of July 3, 2011, our total assets included $2.3 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are evaluated for impairment should discrete events occur that call into question the recoverability of the intangible assets.

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

On June 14, 2011, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2011 that will be payable in August 2011. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2011 – May 1, 2011	1,247	$26.66	—	5,999,167
May 2, 2011 – May 29, 2011	8,009	$27.96	—	5,999,167
May 30, 2011 – July 3, 2011	19,244	$26.81	—	5,999,167

Activity for quarter ended July 3, 2011	28,500	$27.12	—	5,999,167

(1)	On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the second quarter of fiscal year 2011, we did not repurchase any shares of common stock in the open market under the Repurchase Program. As of July 3, 2011, 6.0 million shares of our common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program.
(2)	Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the second quarter of fiscal year 2011, we repurchased 28,500 shares of common stock for this purpose. The repurchased shares have been reflected as a reduction in shares outstanding, but remain available to be reissued with the payments reflected in common stock and capital in excess of par value.

Item 5.	Other Information

Frequency of Say-on-Pay Voting

In accordance with the result of the non-binding advisory vote of our shareholders at the annual meeting of shareholders held on April 26, 2011 regarding the frequency of holding non-binding advisory votes of shareholders with respect to our executive compensation arrangements (“Say-on-Pay Votes”), we will hold a Say-on-Pay vote at each annual meeting of our shareholders.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

10.1	Employment Agreement between Andrew Okun and the registrant, dated as of April 26, 2011, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April 29, 2011 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2011 and July 4, 2010, (ii) Condensed Consolidated Balance Sheet at July 3, 2011 and January 2, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended July 3, 2011 and July 4, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

August 10, 2011	By:	/s/ FRANK A. WILSON
Frank A. Wilson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

August 10, 2011	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name
10.1	Employment Agreement between Andrew Okun and the registrant, dated as of April 26, 2011, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April 29, 2011 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2011 and July 4, 2010, (ii) Condensed Consolidated Balance Sheet at July 3, 2011 and January 2, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended July 3, 2011 and July 4, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.