Form 10-Q
period 2011-10-02
PERKINELMER INC
filed 2011-11-04
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-5075
_______________________________________
PerkinElmer, Inc.
(Exact name of Registrant as specified in its Charter)
_______________________________________

Massachusetts	04-2052042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
940 Winter Street
Waltham, Massachusetts 02451
(Address of principal executive offices) (Zip code)
(781) 663-6900
(Registrant’s telephone number, including area code)
_______________________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2011, there were outstanding 113,083,533 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands, except per share data)
Revenue	$453,740	$419,143	$1,381,095	$1,234,376
Cost of sales	254,193	233,360	772,322	684,074
Selling, general and administrative expenses	135,105	120,552	409,677	365,392
Research and development expenses	30,234	23,814	84,716	69,797
Restructuring and lease charges, net	—	—	3,340	9,833
Operating income from continuing operations	34,208	41,417	111,040	105,280
Interest and other expense (income), net	3,916	6,680	13,943	(11,851)
Income from continuing operations before income taxes	30,292	34,737	97,097	117,131
Provision for income taxes	3,591	8,192	16,603	23,771
Net income from continuing operations	26,701	26,545	80,494	93,360
Income from discontinued operations before income taxes	—	4,217	—	21,676
Gain (loss) on disposition of discontinued operations before income taxes	3,813	(495)	2,072	2,573
(Benefit from) provision for income taxes on discontinued operations and dispositions	(4,805)	16,876	(4,828)	22,184
Net income (loss) from discontinued operations and dispositions	8,618	(13,154)	6,900	2,065
Net income	$35,319	$13,391	$87,394	$95,425
Basic earnings (loss) per share:
Net income from continuing operations	$0.24	$0.23	$0.71	$0.80
Net income (loss) from discontinued operations and dispositions	0.08	(0.11)	0.06	0.02
Net income	$0.31	$0.11	$0.77	$0.81
Diluted earnings (loss) per share:
Net income from continuing operations	$0.24	$0.22	$0.71	$0.79
Net income (loss) from discontinued operations and dispositions	0.08	(0.11)	0.06	0.02
Net income	$0.31	$0.11	$0.77	$0.81
Weighted average shares of common stock outstanding:
Basic	112,703	117,475	113,065	117,342
Diluted	113,425	118,207	114,063	118,147
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 2, 2011	January 2, 2011
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$248,102	$420,086
Accounts receivable, net	359,672	356,763
Inventories, net	228,549	207,278
Other current assets	93,296	100,685
Current assets of discontinued operations	206	227
Total current assets	929,825	1,085,039
Property, plant and equipment, net:
At cost	441,726	416,835
Accumulated depreciation	(275,868)	(255,015)
Property, plant and equipment, net	165,858	161,820
Marketable securities and investments	1,023	1,350
Intangible assets, net	512,277	424,248
Goodwill	1,758,405	1,504,815
Other assets, net	34,550	32,101
Total assets	$3,401,938	$3,209,373
Current liabilities:
Short-term debt	$358,000	$2,255
Accounts payable	150,813	161,042
Accrued restructuring and integration costs	13,079	22,611
Accrued expenses	352,518	323,038
Current liabilities of discontinued operations	1,547	6,256
Total current liabilities	875,957	515,202
Long-term debt	150,000	424,000
Long-term liabilities	430,841	344,353
Total liabilities	1,456,798	1,283,555
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 113,085,000 shares and 115,715,000 shares at October 2, 2011 and at January 2, 2011, respectively	113,085	115,715
Capital in excess of par value	160,003	224,013
Retained earnings	1,703,277	1,639,581
Accumulated other comprehensive loss	(31,225)	(53,491)
Total stockholders’ equity	1,945,140	1,925,818
Total liabilities and stockholders’ equity	$3,401,938	$3,209,373
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 2, 2011	October 3, 2010
	(In thousands)
Operating activities:
Net income	$87,394	$95,425
Add: net income from discontinued operations and dispositions, net of income taxes	(6,900)	(2,065)
Net income from continuing operations	80,494	93,360
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Restructuring and lease charges, net	3,340	9,833
Depreciation and amortization	78,718	65,870
Stock-based compensation	9,427	10,352
Amortization of deferred debt issuance costs	2,114	1,906
Losses (gains) on step acquisitions and dispositions, net	200	(28,942)
Amortization of acquired inventory revaluation	432	—
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	17,373	(902)
Inventories, net	(17,660)	(23,171)
Accounts payable	(15,512)	8,776
Excess tax benefit from exercise of equity grants	(9,303)	(82)
Accrued expenses and other	1,834	(16,061)
Net cash provided by operating activities of continuing operations	151,457	120,939
Net cash (used in) provided by operating activities of discontinued operations	(9,108)	14,392
Net cash provided by operating activities	142,349	135,331
Investing activities:
Capital expenditures	(24,979)	(22,882)
Proceeds from dispositions of property, plant and equipment, net	456	11,014
Changes in restricted cash balances	1,123	(1,200)
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(311,269)	(148,988)
Net cash used in investing activities of continuing operations	(334,669)	(162,056)
Net cash provided by investing activities of discontinued operations	32,252	4,567
Net cash used in investing activities	(302,417)	(157,489)
Financing activities:
Payments on debt	(496,000)	(157,846)
Proceeds from borrowings	580,000	261,000
Payments of debt issuance costs	(1,000)	(72)
Payments on other credit facilities	(2,303)	(111)
Payments for acquisition-related contingent consideration	(137)	(136)
Excess tax benefit from exercise of equity grants	9,303	82
Proceeds from stock options exercised	23,670	15,171
Purchases of common stock	(110,004)	(995)
Dividends paid	(23,913)	(24,729)
Net cash (used in) provided by financing activities of continuing operations	(20,384)	92,364
Net cash used in financing activities of discontinued operations	(1,908)	(2,844)
Net cash (used in) provided by financing activities	(22,292)	89,520
Effect of exchange rate changes on cash and cash equivalents	10,376	3,919
Net (decrease) increase in cash and cash equivalents	(171,984)	71,281
Cash and cash equivalents at beginning of period	420,086	179,707
Cash and cash equivalents at end of period	$248,102	$250,988
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States (the “U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed with the SEC (the “2010 Form 10-K”). The balance sheet amounts at January 2, 2011 in this report were derived from the Company’s audited 2010 consolidated financial statements included in the 2010 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended October 2, 2011 and October 3, 2010, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. The Company has evaluated subsequent events from October 2, 2011 through the date of the issuance of these condensed consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these condensed consolidated financial statements or would require additional disclosure. Certain reclassifications were made to prior year amounts to conform to the current period presentation.
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

Note 2: Business Combinations
Acquisition of Caliper Life Sciences, Inc. In September 2011, the Company and a newly formed, indirect wholly owned subsidiary entered into a merger agreement with Caliper Life Sciences, Inc. (“Caliper”) under which Caliper will become a wholly owned subsidiary of the Company. Caliper is a provider of imaging and detection solutions for life sciences research, diagnostics and environmental markets. Caliper develops and sells integrated systems, consisting of instruments, software, reagents, laboratory automation tools, and assay development and discovery services primarily to pharmaceutical, biotechnology, and diagnostics companies, and government and other not-for-profit research institutions. The Company expects this acquisition to enhance its molecular imaging and detection technologies and to complement its offerings in life science, diagnostics, environmental and food markets. The Company expects to pay to the shareholders of Caliper $10.50 per share in cash. The aggregate consideration for this transaction is expected to be approximately $640.0 million and is expected to close in the fourth quarter of fiscal year 2011. The excess of the purchase price over the fair value of the acquired net assets is expected to represent cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and is expected to be allocated to goodwill, none of which will be tax deductible. The Company expects to report the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.
In connection with the expected acquisition of Caliper, on October 25, 2011, the Company issued $500.0 million aggregate principal amount of unsecured senior notes due 2021 (the “2021 Notes”) in a registered public offering and received approximately $496.9 million of net proceeds from the issuance. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. See Note 8 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for additional information.
Acquisition of Dexela Limited. In June 2011, the Company acquired all of the outstanding stock of Dexela Limited. (“Dexela”). Dexela is a provider of flat panel complementary metal-oxide-semiconductor (“CMOS”) x-ray detection technologies and services. The Company expects this acquisition to expand its current medical imaging portfolio in key areas including surgery, dental, cardiology and mammography, as well as non-destructive testing. With the addition of the CMOS technology to the Company’s imaging portfolio, customers will be able to choose between two complementary X-ray detector technologies to optimize their system performance and meet their specific application needs. The Company paid the shareholders of Dexela $26.1 million in cash for the stock of Dexela. The Company may pay additional contingent consideration of up to $12.2 million, with an estimated fair value of $4.6 million as of the closing date. The purchase price is also subject to potential adjustments for indemnification obligations of Dexela’s shareholders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.
Acquisition of Labtronics, Inc. In May 2011, the Company acquired all of the outstanding stock of Labtronics, Inc. (“Labtronics”). Labtronics is a provider of procedures-based Electronic Laboratory Notebook (“ELN”) solutions for laboratories performing routine analysis in multiple industries. The Company expects this acquisition to extend its ELN and data integration software offerings into laboratories following strict routine procedures, late stage product or method development laboratories and environmental and food testing laboratories. Labtronics tools can be applied to procedure-based problems, including laboratory analysis, equipment calibration and validation, cleaning validation and other problems. The Company paid the shareholders of Labtronics $11.4 million in cash for the stock of Labtronics. The purchase price is also subject to potential adjustments for indemnification obligations of Labtronics’ shareholders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.
Acquisition of Geospiza, Inc. In May 2011, the Company acquired all of the outstanding stock of Geospiza, Inc. (“Geospiza”). Geospiza is a developer of software systems for the management of genetic analysis and laboratory workflows. Geospiza primarily services biotechnology and pharmaceutical companies, universities, researchers, contract core and diagnostic laboratories involved in genetic testing and manufacturing bio-therapeutics by meeting their combined laboratory, data management and analytical needs. The Company expects this acquisition to enhance its software offerings, which will enable researchers to explore the genomic origins of disease effectively, and help address customers’ growing needs to manage knowledge and improve scientific productivity. The Company paid the shareholders of Geospiza $13.3 million in cash for the stock of Geospiza. The purchase price is also subject to potential adjustments for indemnification obligations of Geospiza’s shareholders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.
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
Acquisition of ID Biological Systems, Inc. In March 2011, the Company acquired specified assets and assumed specified liabilities of ID Biological Systems, Inc. (“IDB”). IDB is a manufacturer of filter paper-based sample collection devices for neonatal screening and prenatal diagnostics. The Company expects this acquisition to enhance its market position in the prenatal and neonatal markets. The Company paid $7.7 million in cash at the closing for this transaction. The Company may pay additional contingent consideration of up to $3.3 million, with an estimated fair value of $0.3 million as of the closing date. The purchase price is also subject to potential adjustments for indemnification obligations of IDB’s shareholders. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, all of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.
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

The Company does not consider the acquisitions completed as of the end of the third quarter of fiscal year 2011 to be material to its condensed consolidated results of operations and is therefore not presenting pro forma financial information of operations. The Company has also determined that the presentation of the results of operations for each of those acquisitions, from the date of acquisition, is impracticable and immaterial. Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date, based on revenue thresholds or product development milestones achieved through given dates, with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of definite-lived intangible assets. Identifiable definite-lived intangible assets, such as customer relationships, core technology, in-process research and development (“IPR&D”), an exclusive supplier agreement and trade names, acquired as part of the acquisitions completed in fiscal year 2011 had a weighted average amortization period between 7.0 years and 11.0 years.
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
As of October 2, 2011, the purchase price and related allocations for the acquisitions completed as of the end of the third quarter of fiscal year 2011 were preliminary. The preliminary allocations of the purchase price were based upon a preliminary valuation and the Company’s estimates and assumptions underlying the preliminary valuation are subject to change within the measurement period (up to one year from the acquisition dates). The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets and liabilities acquired, income and non-income based taxes and residual goodwill. The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition dates during the measurement period. For acquisitions completed subsequent to fiscal year 2008, during the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings.

The components of the fair values of the business combinations and allocations for the acquisitions completed as of the end of the third quarter of fiscal year 2011 are as follows:

	chemagen (Preliminary)	ArtusLabs (Preliminary)	IDB (Preliminary)	CambridgeSoft (Preliminary)	Geospiza (Preliminary)	Labtronics (Preliminary)	Dexela (Preliminary)
	(In thousands)
Fair value of business combination:
Cash payments	$33,873	$15,232	$7,664	$227,373	$13,250	$11,389	$24,800
Fair values of stock options assumed	—	—	—	1,417	—	—	—
Contingent consideration	7,723	7,475	326	—	—	—	4,600
Working capital and other adjustments	762	—	—	—	729	29	1,251
Less: cash acquired	(901)	(125)	(27)	(23,621)	(1)	(207)	(2,041)
Total	$41,457	$22,582	$7,963	$205,169	$13,978	$11,211	$28,610
Identifiable assets acquired and liabilities assumed:
Current assets	$2,288	$199	$635	$17,052	$204	$925	$1,854
Property, plant and equipment	290	7	699	462	—	70	133
Identifiable intangible assets	14,768	4,750	2,610	101,400	3,860	3,259	12,200
Goodwill	29,347	18,221	4,657	150,901	9,086	8,406	19,393
Deferred taxes	(4,402)	(152)	—	(38,724)	1,517	(861)	(3,294)
Deferred revenue	—	(297)	—	(9,504)	(380)	(315)	—
Liabilities assumed	(834)	(146)	(638)	(16,418)	(309)	(273)	(1,676)
Total	$41,457	$22,582	$7,963	$205,169	$13,978	$11,211	$28,610
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
Total transaction costs related to acquisition activities for the nine months ended October 2, 2011 and October 3, 2010 were $4.8 million and $2.0 million, respectively, which were expensed as incurred and recorded in selling, general and administrative expenses in the Company's condensed consolidated income statements.

Note 3: Discontinued Operations
As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of October 2, 2011 and January 2, 2011.

The Company recorded the following gains and losses, which have been reported as net gain (loss) on disposition of discontinued operations:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Loss on disposition of Illumination and Detection Solutions business	$(125)	$—	$(1,784)	$—
(Loss) gain on disposition of Photoflash business	(55)	(199)	(64)	4,418
Net gain (loss) on disposition of other discontinued operations	3,993	(296)	3,920	(1,845)
Net gain (loss) on disposition of discontinued operations before income taxes	$3,813	$(495)	$2,072	$2,573
In November 2010, the Company sold its Illumination and Detection Solutions (“IDS”) business, which was included in the Company’s Environmental Health segment, for $510.3 million, including an adjustment for net working capital. The Company expects the divestiture of its IDS business to reduce the complexity of its product offerings and organizational structure, and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer acquired the Company’s IDS business through the purchase of all outstanding stock of certain of the Company’s subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of related assets and the assumption of liabilities held by the Company and certain of its subsidiaries located in Singapore and Germany. The Company recognized a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, in the fourth quarter of fiscal year 2010 as a result of the sale of its IDS business. During the first nine months of fiscal year 2011, the Company updated the net working capital adjustment associated with the sale of this business and other potential contingencies, which resulted in the recognition of a pre-tax loss of $1.8 million. These gains and losses were recognized as gain (loss) on the disposition of discontinued operations.
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
During the first nine months of both fiscal years 2011 and 2010, the Company settled various commitments related to the divestiture of other discontinued operations. The Company recognized a pre-tax gain of $3.9 million in the first nine months of fiscal year 2011, which included a pre-tax gain of $4.0 million for contingent consideration related to the sale of its semiconductor business in fiscal year 2006. The Company recognized a pre-tax loss of $1.8 million in the first nine months of fiscal year 2010 in connection with the settlement of various commitments.
Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Sales	$—	$78,047	$—	$243,114
Costs and expenses	—	73,663	—	220,722
Operating income from discontinued operations	—	4,384	—	22,392
Other expense, net	—	167	—	716
Income from discontinued operations before income taxes	$—	$4,217	$—	$21,676

The Company recognized a tax benefit of $4.8 million on discontinued operations for both the three and nine months ended October 2, 2011, respectively. This tax benefit is primarily the net result of a change in estimate related to the federal income tax liability associated with the repatriation of the unremitted earnings of the IDS and Photoflash businesses, as further described in Note 7 to the condensed consolidated financial statements in this quarterly report on Form 10-Q, offset by a tax provision on the contingent consideration received in the three months ended October 2, 2011 related to the sale of the Company's semiconductor business in fiscal year 2006. The Company recorded a tax provision of $16.9 million and $22.2 million on discontinued operations for the three and nine months ended October 3, 2010, respectively. The tax provision in fiscal year 2010 is associated with unremitted earnings of directly-owned foreign subsidiaries that no longer qualified as permanently reinvested once the subsidiary is held for sale.

Note 4: Restructuring and Lease Charges, Net
The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with the Company’s growth strategy and the integration of its business units.
A description of the restructuring plans and the activity recorded for the nine months ended October 2, 2011 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 4 to the audited consolidated financial statements in the 2010 Form 10-K.
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
The following table summarizes the Q2 2011 Plan activity for the nine months ended October 2, 2011:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$4,927	$659	$5,586
Amounts paid and foreign currency translation	(2,354)	(659)	(3,013)
Balance at October 2, 2011	$2,573	$—	$2,573
All employees have been notified of termination and the Company anticipates that the remaining severance payments of $2.6 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012.

Q4 2010 Restructuring Plan
During the fourth quarter of fiscal year 2010, the Company’s management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2010 Plan”). As a result of the Q4 2010 Plan, the Company recognized a $5.6 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The Company also recognized a $7.6 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space were offset by the recognition of a $2.8 million gain that had been deferred from a previous sale-leaseback transaction on this facility. During the second quarter of fiscal year 2011, the Company recorded an additional pre-tax restructuring accrual of $0.2 million relating to the Q4 2010 Plan due to a reduction in the estimated sublease rental payments reasonably expected to be obtained for its excess facility space in the Environmental Health segment. As part of the Q4 2010 Plan, the Company reduced headcount by 113 employees. All employee notifications and actions related to the closure of excess facility space for the Q4 2010 Plan were completed by January 2, 2011.
The following table summarizes the Q4 2010 Plan activity for the nine months ended October 2, 2011:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 2, 2011	$7,852	$4,070	$11,922
Change in estimates	—	168	168
Amounts paid and foreign currency translation	(7,099)	(374)	(7,473)
Balance at October 2, 2011	$753	$3,864	$4,617
All employees have been notified of termination and the Company anticipates that the remaining severance payments of $0.8 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012. The Company also anticipates that the remaining payments of $3.9 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.
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
The following table summarizes the Q2 2010 Plan activity for the nine months ended October 2, 2011:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 2, 2011	$2,193	$2,059	$4,252
Change in estimates	(746)	—	(746)
Amounts paid and foreign currency translation	(1,300)	(326)	(1,626)
Balance at October 2, 2011	$147	$1,733	$1,880

All employees have been notified of termination and the Company anticipates that the remaining severance payments of $0.1 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2012. The Company also anticipates that the remaining payments of $1.7 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.
Previous Restructuring and Integration Plans
The principal actions of the restructuring and integration plans from fiscal years 2001 through 2009 were workforce reductions related to the integration of the Company’s businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During the nine months ended October 2, 2011, the Company paid $0.7 million related to these plans and recorded a reversal of $1.7 million related to lower than expected costs associated with the workforce reductions in Europe within both the Human Health and Environmental Health segments. As of October 2, 2011, the Company had $4.0 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. The Company expects to make payments for these leases, the terms of which vary in length, through fiscal year 2022.

Note 5: Interest and Other Expense (Income), Net
Interest and other expense (income), net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Interest income	$(549)	$(192)	$(1,354)	$(542)
Interest expense	4,449	4,185	12,578	11,937
Gain on step acquisition	—	—	—	(25,586)
Other expense, net	16	2,687	2,719	2,340
Total interest and other expense (income), net	$3,916	$6,680	$13,943	$(11,851)
The Company recognized a pre-tax gain of $25.6 million during the three months ended July 4, 2010 related to the required re-measurement to fair value of its previously held equity interest in a joint venture with the company previously known as MDS, Inc. for the development and manufacturing of its inductively coupled plasma mass spectrometry product line and other related tangible assets.

Note 6: Inventories, Net
Inventories consisted of the following:

	October 2, 2011	January 2, 2011
	(In thousands)
Raw materials	$79,247	$70,472
Work in progress	12,845	12,660
Finished goods	136,457	124,146
Total inventories, net	$228,549	$207,278
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

At October 2, 2011, the Company had gross tax effected unrecognized tax benefits of $39.0 million, of which $33.2 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
At October 2, 2011, the Company had uncertain tax positions of $3.4 million, including accrued interest, net of tax benefits and penalties, which are expected to be resolved within the next year. A portion of the uncertain tax positions could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as to income tax of numerous state and foreign jurisdictions.
Tax years ranging from 2001 through 2010 remain open to examination by various tax jurisdictions in which the Company has significant business operations, such as Singapore, Canada, Finland, Germany, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
As a result of the sale of the IDS and Photoflash businesses, the Company concluded that the remaining operations within those foreign subsidiaries previously containing IDS and Photoflash operations did not require the same level of capital as previously required, and therefore the Company planned to repatriate approximately $250.0 million of previously unremitted earnings and had provided for the taxes on those earnings. Taxes have not been provided for unremitted earnings that the Company continues to consider permanently reinvested, the determination of which is based on its future operational and capital requirements. The impact of this tax provision in fiscal year 2010 was an increase to the Company’s tax provision of $65.8 million in discontinued operations. The Company expects to utilize existing tax attributes to repatriate these earnings and minimize the taxes paid on the repatriation. As of October 2, 2011, the Company had completed the repatriation of the previously unremitted earnings of the IDS and Photoflash businesses, and reduced its estimated tax liability associated with the repatriation by approximately $7.0 million. This change in estimate was recorded as a credit to discontinued operations in the three months ended October 2, 2011. The Company continues to maintain its permanent reinvestment assertion with regards to the remaining unremitted earnings of its foreign subsidiaries, and therefore does not accrue U.S. tax for the repatriation of its remaining unremitted foreign earnings.

Note 8: Debt
Senior Unsecured Revolving Credit Facility. The Company has a senior unsecured revolving credit facility which provides $650.0 million of revolving loans and has an initial maturity of August 13, 2012. Since the facility expires within the next twelve months, outstanding borrowings under the facility have been classified as short-term debt in the consolidated balance sheet included in this quarterly report on Form 10-Q. As of October 2, 2011, undrawn letters of credit in the aggregate amount of $13.0 million are treated as issued and outstanding under the senior unsecured revolving credit facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. or (ii) the Federal Funds rate plus 50 basis points. The Eurocurrency margin as of October 2, 2011 was 40 basis points. The weighted average Eurocurrency interest rate as of October 2, 2011 was 0.23%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.63%. The Company had $358.0 million of borrowings in U.S. Dollars outstanding under the senior unsecured revolving credit facility as of October 2, 2011, with interest based on the above described Eurocurrency rate. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type.
6% Senior Unsecured Notes due 2015. On May 30, 2008, the Company issued $150.0 million aggregate principal amount of unsecured senior notes due 2015 (the “2015 Notes”) in a private placement and received $150.0 million of gross proceeds from the issuance. The 2015 Notes mature in May 2015 and bear interest at an annual rate of 6%. Interest on the 2015 Notes is payable semi-annually on May 30th and November 30th each year. The Company may redeem some or all of the 2015 Notes at any time, at its option, at a make-whole redemption price plus accrued and unpaid interest. The indenture governing the 2015 Notes includes financial covenants similar to those in the senior unsecured revolving credit facility.

5% Senior Unsecured Notes due 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of unsecured senior notes due 2021 (the “2021 Notes”) in a registered public offering and received approximately $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a make-whole redemption price, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.

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

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Number of common shares—basic	112,703	117,475	113,065	117,342
Effect of dilutive securities:
Stock options	566	556	861	657
Restricted stock awards	156	176	137	148
Number of common shares—diluted	113,425	118,207	114,063	118,147
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	2,738	5,391	1,792	5,052
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

Sales and operating income by operating segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Human Health
Sales	$207,419	$194,510	$628,669	$580,568
Operating income from continuing operations	26,672	24,980	74,994	72,606
Environmental Health
Sales	246,321	224,633	752,426	653,808
Operating income from continuing operations	13,641	26,109	63,462	61,813
Corporate
Operating loss from continuing operations	(6,105)	(9,672)	(27,416)	(29,139)
Continuing Operations
Sales	$453,740	$419,143	$1,381,095	$1,234,376
Operating income from continuing operations	34,208	41,417	111,040	105,280
Interest and other expense (income), net (see Note 5)	3,916	6,680	13,943	(11,851)
Income from continuing operations before income taxes	$30,292	$34,737	$97,097	$117,131

Note 11: Stockholders’ Equity
Comprehensive (Loss) Income:
The components of comprehensive (loss) income consisted of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Net income	$35,319	$13,391	$87,394	$95,425
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income taxes	(41,844)	52,896	21,536	(18,551)
Unrecognized losses and prior service costs, net of income taxes	—	—	(110)	—
Unrealized net (losses) gains on securities, net of income taxes	(75)	38	(57)	(11)
Reclassification adjustments for losses on derivatives included in net income, net of income taxes	299	299	897	897
	(41,620)	53,233	22,266	(17,665)
Comprehensive (loss) income	$(6,301)	$66,624	$109,660	$77,760
The components of accumulated other comprehensive loss consisted of the following:

	October 2, 2011	January 2, 2011
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$75,886	$54,350
Unrecognized losses and prior service costs, net of income taxes	(102,567)	(102,457)
Unrealized net losses on securities, net of income taxes	(157)	(100)
Unrealized and realized losses on derivatives, net of income taxes	(4,387)	(5,284)
Accumulated other comprehensive loss	$(31,225)	$(53,491)

The Company recorded in other comprehensive (loss) income $1.6 million for the tax expense on the previously unremitted earnings of the IDS and Photoflash businesses, from the end of fiscal year 2010 to the date of each distribution, in the foreign currency translation adjustments.
Stock Repurchase Program:
On October 23, 2008, the Company announced that the Board of Directors (the “Board”) authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, the Company announced that the Board had authorized the Company to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the first nine months of fiscal year 2011, the Company repurchased 4.0 million shares of common stock in the open market at an aggregate cost of $107.8 million, including commissions, under the Repurchase Program. As of October 2, 2011, 6.0 million shares of the Company’s common stock remained available for repurchase from the 15.0 million shares authorized by the Board under the Repurchase Program.
The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During the first nine months of fiscal year 2011, the Company repurchased 84,166 shares of common stock for this purpose at an aggregate cost of $2.2 million. The repurchased shares have been reflected as a reduction in shares outstanding, but remain available to be reissued with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in each of the first three quarters of fiscal year 2011 and in each quarter of fiscal year 2010. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s condensed consolidated income statements for the three and nine months ended October 2, 2011 and October 3, 2010:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Cost of sales	$243	$276	$750	$751
Research and development expenses	138	136	432	344
Selling, general and administrative and other expenses	1,086	3,414	8,245	9,904
Continuing operations stock-based compensation expense	1,467	3,826	9,427	10,999
Discontinued operations stock-based compensation expense	—	142	—	684
Total stock-based compensation expense	$1,467	$3,968	$9,427	$11,683

The total income tax benefit recognized in the condensed consolidated income statements for stock-based compensation was $0.3 million and $3.0 million for the three and nine months ended October 2, 2011, respectively. The total income tax benefit recognized in the condensed consolidated income statements for stock-based compensation was $1.3 million and $3.9 million for the three and nine months ended October 3, 2010, respectively. Stock-based compensation costs capitalized as part of inventory were $0.4 million and $0.3 million as of October 2, 2011 and October 3, 2010, respectively. The excess tax benefit recognized from stock awards, classified as a financing cash activity, was $9.3 million and $0.1 million for the nine months ended October 2, 2011 and October 3, 2010, respectively.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Nine Months Ended
	October 2, 2011	October 3, 2010
Risk-free interest rate	1.9%	1.8%
Expected dividend yield	1.1%	1.4%
Expected lives	4 years	4 years
Expected stock volatility	38.1%	37.5%
The following table summarizes stock option activity for the nine months ended October 2, 2011:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at January 2, 2011	6,983	$21.86
Granted	582	26.74
Exercised	(1,133)	20.90
Canceled	(1,219)	30.40
Forfeited	(107)	18.40
Outstanding at October 2, 2011	5,106	$20.67	3.6	$16.2
Exercisable at October 2, 2011	3,566	$20.75	2.9	$10.3
Vested and expected to vest in the future	4,644	$20.67	3.6	$14.7
The weighted-average per-share grant-date fair value of options granted for the three and nine months ended October 2, 2011 was $7.99 and $7.86, respectively. The weighted-average per-share grant-date fair value of options granted for the three and nine months ended October 3, 2010 was $5.52 and $5.99, respectively. The total intrinsic value of options exercised for the three and nine months ended October 2, 2011 was $0.05 million and $6.9 million, respectively. The total intrinsic value of options exercised for the three and nine months ended October 3, 2010 was $0.5 million and $3.0 million, respectively. Cash received from option exercises for the nine months ended October 2, 2011 and October 3, 2010 was $23.7 million and $15.2 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.1 million and $3.3 million for the three and nine months ended October 2, 2011, respectively, and $1.4 million and $5.4 million for the three and nine months ended October 3, 2010, respectively.
There was $5.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of October 2, 2011. This cost is expected to be recognized over a weighted-average period of 1.9 fiscal years and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock Awards: The following table summarizes restricted stock award activity for the nine months ended October 2, 2011:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at January 2, 2011	578	$21.77
Granted	440	26.68
Vested	(215)	24.78
Forfeited	(88)	24.52
Nonvested at October 2, 2011	715	$23.56
The weighted-average per-share grant-date fair value of restricted stock awards granted during the three and nine months ended October 2, 2011 was $25.19 and $26.68, respectively. The weighted-average per-share grant-date fair value of restricted stock awards granted during the three and nine months ended October 3, 2010 was $20.88 and $21.20, respectively. The fair value of restricted stock awards vested for the three and nine months ended October 2, 2011 was $0.02 million and $5.3 million, respectively. No restricted stock awards vested during the three months ended October 3, 2010. The fair value of restricted stock awards vested for the nine months ended October 3, 2010 was $1.0 million. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $1.6 million and $4.6 million for the three and nine months ended October 2, 2011, respectively, and $1.4 million and $3.8 million for the three and nine months ended October 3, 2010, respectively.
As of October 2, 2011, there was $10.9 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.7 fiscal years.
Performance Units: The Company granted 89,828 performance units and 129,879 performance units during the nine months ended October 2, 2011 and October 3, 2010, respectively, as part of the Company’s executive incentive program. The weighted-average per-share grant-date fair value of performance units granted during the nine months ended October 2, 2011 and October 3, 2010 was $26.71 and $20.89, respectively. The total compensation recognized related to these performance units was a benefit of $1.2 million and an expense of $0.8 million for the three and nine months ended October 2, 2011, respectively, and an expense of $1.1 million and $1.7 million for the three and nine months ended October 3, 2010, respectively. As of October 2, 2011, 346,308 performance units were outstanding, all subject to forfeiture.
Stock Awards: The Company generally grants stock awards only to non-employee directors. The Company granted 3,544 shares and 4,337 shares to each non-employee member of the Board during the nine months ended October 2, 2011 and October 3, 2010, respectively. The weighted-average per-share grant-date fair value of stock awards granted during the nine months ended October 2, 2011 and October 3, 2010 was $28.22 and $23.06, respectively. No compensation expense was recognized related to these stock awards in each of the three months ended October 2, 2011 and October 3, 2010, respectively. The total compensation expense recognized related to these stock awards was $0.8 million in each of the nine months ended October 2, 2011 and October 3, 2010, respectively.
Employee Stock Purchase Plan: During the nine months ended October 2, 2011, the Company issued 36,592 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $25.57 per share. At October 2, 2011, an aggregate of 1.3 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company currently evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 3, 2011, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place only when events have occurred that may give rise to an impairment. No such events occurred during the first nine months of fiscal year 2011.
The changes in the carrying amount of goodwill for the period ended October 2, 2011 from January 2, 2011 were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at January 2, 2011	$974,940	$529,875	$1,504,815
Foreign currency translation	10,020	3,559	13,579
Acquisitions, earn outs and other	62,480	177,531	240,011
Balance at October 2, 2011	$1,047,440	$710,965	$1,758,405

Identifiable intangible asset balances at October 2, 2011 and January 2, 2011 by category were as follows:

	October 2, 2011	January 2, 2011
	(In thousands)
Patents	$107,508	$107,562
Less: Accumulated amortization	(83,319)	(78,735)
Net patents	24,189	28,827
Trade names and trademarks	21,053	16,219
Less: Accumulated amortization	(10,321)	(8,243)
Net trade names and trademarks	10,732	7,976
Licenses	68,660	60,810
Less: Accumulated amortization	(38,832)	(33,704)
Net licenses	29,828	27,106
Core technology	338,310	310,557
Less: Accumulated amortization	(208,350)	(187,289)
Net core technology	129,960	123,268
Customer relationships	229,994	140,831
Less: Accumulated amortization	(66,012)	(53,888)
Net customer relationships	163,982	86,943
IPR&D	7,230	3,499
Less: Accumulated amortization	(678)	(405)
Net IPR&D	6,552	3,094
Net amortizable intangible assets	365,243	277,214
Non-amortizing intangible assets:
Trade names and trademarks	147,034	147,034
Totals	$512,277	$424,248
Total amortization expense related to definite-lived intangible assets for the nine months ended October 2, 2011 and October 3, 2010 was $56.0 million and $44.9 million, respectively.

Note 14: Warranty Reserves
The Company provides warranty protection for certain products for periods usually ranging from one to three years beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time for service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the condensed consolidated balance sheets. Warranty reserve activity for the three and nine months ended October 2, 2011 and October 3, 2010 is summarized below:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Balance beginning of period	$9,057	$8,166	$8,250	$8,910
Provision charged to income	3,493	3,102	10,552	9,323
Payments	(3,863)	(3,288)	(11,025)	(9,680)
Adjustments to previously provided warranties, net	365	(24)	922	(276)
Foreign currency translation and acquisitions	(255)	389	98	68
Balance end of period	$8,797	$8,345	$8,797	$8,345

Note 15: Employee Benefit Plans
The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and postretirement plans for the three and nine months ended October 2, 2011 and October 3, 2010:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Service cost	$971	$1,153	$23	$20
Interest cost	6,331	6,234	43	48
Expected return on plan assets	(6,072)	(6,029)	(220)	(213)
Amortization of prior service	(54)	(46)	(63)	(78)
Recognition of actuarial losses (gains)	2,245	2,179	(19)	(23)
Net periodic benefit cost (credit)	$3,421	$3,491	$(236)	$(246)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Service cost	$2,899	$3,592	$68	$76
Interest cost	18,940	18,765	128	153
Expected return on plan assets	(18,202)	(17,759)	(660)	(624)
Amortization of prior service	(160)	(135)	(190)	(236)
Recognition of actuarial losses (gains)	6,732	6,214	(56)	(36)
Net periodic benefit cost (credit)	$10,209	$10,677	$(710)	$(667)
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
In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the Company’s condensed consolidated balance sheets. Unrealized gains and losses on the Company’s foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive (loss) income in the accompanying condensed consolidated balance sheets. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs and impacts earnings.

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY) and Singapore Dollar (SGD). The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $131.8 million at October 2, 2011 and $116.7 million at October 3, 2010, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days during both fiscal years 2011 and 2010.
In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. As of October 2, 2011, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $4.4 million, net of taxes of $2.9 million. The Company amortized into interest expense $1.5 million for the first nine months of fiscal year 2011 and $2.0 million for fiscal year 2010.

Note 17: Fair Value Measurements
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended October 2, 2011. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
Valuation Hierarchy: The following summarizes the three levels of inputs required to measure fair value. For Level 1 inputs, the Company utilizes quoted market prices as these instruments have active markets. For Level 2 inputs, the Company utilizes quoted market prices in markets that are not active, broker or dealer quotations, or utilizes alternative pricing sources with reasonable levels of price transparency. For Level 3 inputs, the Company utilizes unobservable inputs based on the best information available, including estimates by management primarily based on information provided by third-party fund managers, independent brokerage firms and insurance companies. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.
The following tables show the assets and liabilities carried at fair value measured on a recurring basis at October 2, 2011 and January 2, 2011 classified in one of the three classifications described above:

	Fair Value Measurements at October 2, 2011 Using:
	Total Carrying Value at October 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,023	$1,023	$—	$—
Foreign exchange derivative liabilities, net	(57)	—	(57)	—
Contingent consideration	(21,039)	—	—	(21,039)

	Fair Value Measurements at January 2, 2011 Using:
	Total Carrying Value at January 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,178	$1,178	$—	$—
Foreign exchange derivative liabilities, net	(84)	—	(84)	—
Contingent consideration	(1,731)	—	—	(1,731)
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

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Balance beginning of period	$(20,909)	$(1,713)	$(1,731)	$(4,251)
Additions	—	—	(20,131)	—
Payments	—	—	1,908	2,717
Change in fair value (included within selling, general and administrative expenses)	(130)	62	(1,085)	(117)
Balance end of period	$(21,039)	$(1,651)	$(21,039)	$(1,651)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities.
The Company’s senior unsecured revolving credit facility, with a $650.0 million available limit, and the Company’s 2015 Notes, with a face value of $150.0 million, had outstanding balances as of October 2, 2011 of $358.0 million and $150.0 million, respectively, and as of January 2, 2011 of $274.0 million and $150.0 million, respectively. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first nine months of fiscal year 2011. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value. The fair value of the 2015 Notes is estimated using market quotes from brokers or is based on current rates offered for similar debt. At October 2, 2011, the 2015 Notes had an aggregate carrying value of $150.0 million and a fair value of $168.1 million. At January 2, 2011, the 2015 Notes had an aggregate carrying value of $150.0 million and a fair value of $166.8 million.
As of October 2, 2011, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies
The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $6.5 million as of October 2, 2011, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. (the “New York Case”). The complaint alleges that the Company has breached its distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. The Company subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, the Company believes, excludes certain of the Company’s products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. In January 2009, the case was assigned to a new district court judge and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involves a number of the same patents and which could materially affect the scope of Enzo’s case against the Company. On March 26, 2010, the United States Court of Appeals for the Federal Circuit affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. The New York Case against the Company and other defendants remains stayed except that the district court has permitted the Company and the other defendants to jointly file a motion for summary judgment on certain patent and other issues common to all of the defendants.
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
The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at October 2, 2011 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview of the Third Quarter of Fiscal Year 2011
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format, and as a result certain fiscal years will contain 53 weeks. Both our 2011 and 2010 fiscal years include 52 weeks.
During the third quarter of fiscal year 2011, we continued to see good performance from acquisitions, investments in our ongoing technology and sales and marketing initiatives. Our overall sales in the third quarter of fiscal year 2011 increased $34.6 million, or 8%, as compared to the third quarter of fiscal year 2010, reflecting an increase of $12.9 million, or 7%, in our Human Health segment sales and an increase of $21.7 million, or 10%, in our Environmental Health segment sales. The increase in our Human Health segment sales during the three months ended October 2, 2011 was due primarily to growth generated from both our screening and our medical imaging businesses, partially offset by weakening demand in the research market. The increase in our Environmental Health segment sales during the three months ended October 2, 2011 was due primarily to growth in our environmental, food and consumer safety and testing products, as well as in the industrial markets.
In our Human Health segment during the third quarter of fiscal year 2011 as compared to the third quarter of fiscal year 2010, we experienced growth in the diagnostics market from increased demand for our neonatal and infectious disease screening offerings, particularly in the emerging markets such as China and Brazil. In our medical imaging business, we had continued growth from industrial and veterinary applications, as well as increased demand for our complementary metal-oxide-semiconductor (“CMOS”) imaging technology for orthopedic surgical and industrial applications. These increases were partially offset by the impact of tight inventory management in state and national labs for neonatal screening in the diagnostics market. We experienced growth in the research market due to continued demand for our pre-clinical offerings including our Operetta® cellular imaging instrument utilized for in-vitro research, as well as strong demand for our fluorescent reagents utilized for in-vivo imaging. The growth in the research market was offset in part by reduced sales to pharmaceutical companies resulting from continued customer consolidations in the pharmaceutical market. Despite this decline, we are encouraged by growth in China and India as demand from internal pharmaceutical research is migrating to lower cost regions. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that even with continued pressure on lab budgets and credit availability, the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as creating better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.

In our Environmental Health segment, sales of environmental, food and consumer safety and testing products grew in the third quarter of fiscal year 2011 as increased regulations in environmental and food safety markets continue to drive strong demand for our analytical instrumentation and follow-on consumables. We saw continued strength in our inorganic analysis solutions, such as our recently launched NexION® mass spectrometer, as trace metals identification remains a critical component of contaminant detection for environmental, as well as food and consumer safety, applications. We also had continued growth in our molecular spectroscopy offering utilized primarily for materials analysis, chemical processing and semi-conductor applications in the industrial markets. We believe these trends will continue as emerging contaminant testing protocols and corresponding regulations are developed, resulting in continued demand for highly efficient, analytically sensitive and information rich testing solutions. We had modest growth in our laboratory services business for the third quarter of fiscal year 2011, as compared to the third quarter of fiscal year 2010. Our laboratory services business offers services designed to enable our customers to increase efficiencies and production time, while reducing maintenance costs, all of which continue to be critical for our customers.
Our consolidated gross margins decreased 35 basis points in the third quarter of fiscal year 2011, as compared to the third quarter of fiscal year 2010, due to changes in product mix with growth in sales of lower gross margin product offerings and increased freight costs, partially offset by increased sales volume and productivity improvements. Our consolidated operating margin decreased 234 basis points in the third quarter of fiscal year 2011, as compared to the third quarter of fiscal year 2010, primarily as a result of increased costs related to acquisitions, increased sales and marketing expenses, particularly in emerging territories, and growth investments in research and development, partially offset by cost containment and productivity initiatives.
We believe we are well positioned to continue to take advantage of the stable spending trends in our end markets and to promote our efficiencies in markets where current conditions may increase demand for certain services. Overall, we believe that our strategic focus on Human Health and Environmental Health coupled with our breadth of end markets, deep portfolio of technologies and applications, leading market positions, global scale and financial strength will provide us with a strong foundation for continued growth.

Recent Developments
Business Combinations
Acquisition of Caliper Life Sciences, Inc. In September 2011, we and a newly formed, indirect wholly owned subsidiary entered into a merger agreement with Caliper Life Sciences, Inc. (“Caliper”) under which Caliper will become our wholly owned subsidiary. Caliper is a provider of imaging and detection solutions for life sciences research, diagnostics and environmental markets. Caliper develops and sells integrated systems, consisting of instruments, software, reagents, laboratory automation tools, and assay development and discovery services primarily to pharmaceutical, biotechnology, and diagnostics companies, and government and other not-for-profit research institutions. We expect this acquisition to enhance our molecular imaging and detection technologies and to complement our offerings in life science, diagnostics, environmental and food markets. We expect to pay to the shareholders of Caliper $10.50 per share in cash. The aggregate consideration for this transaction is expected to be approximately $640.0 million and is expected to close in the fourth quarter of fiscal year 2011. We expect to report the operations for this acquisition within the results of our Human Health segment from the acquisition date.
In connection with the expected acquisition of Caliper, on October 25, 2011, we issued $500.0 million aggregate principal amount of unsecured senior notes due 2021 (the “2021 Notes”) in a registered public offering and received approximately $496.9 million of net proceeds from the issuance. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. See Note 8 to our condensed consolidated financial statements in this quarterly report on Form 10-Q for additional information.
Acquisition of Dexela Limited. In June 2011, we acquired all of the outstanding stock of Dexela Limited. (“Dexela”). Dexela is a provider of flat panel CMOS x-ray detection technologies and services. We expect this acquisition to expand our current medical imaging portfolio in key areas including surgery, dental, cardiology and mammography, as well as non-destructive testing. With the addition of the CMOS technology to our imaging portfolio, customers will be able to choose between two complementary X-ray detector technologies to optimize their system performance and meet their specific application needs. We paid the shareholders of Dexela $26.1 million in cash for the stock of Dexela. We may pay additional contingent consideration of up to $12.2 million, with an estimated fair value of $4.6 million as of the closing date. The purchase price is also subject to potential adjustments for indemnification obligations of Dexela’s shareholders. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.
Acquisition of Labtronics, Inc. In May 2011, we acquired all of the outstanding stock of Labtronics, Inc. (“Labtronics”). Labtronics is a provider of procedures-based Electronic Laboratory Notebook (“ELN”) solutions for laboratories performing routine analysis in multiple industries. We expect this acquisition to extend our ELN and data integration software offerings into laboratories following strict routine procedures, late stage product or method development laboratories and environmental and food testing laboratories. Labtronics tools can be applied to procedure-based problems, including laboratory analysis, equipment calibration and validation, cleaning validation and other problems. We paid the shareholders of Labtronics $11.4 million in cash for the stock of Labtronics. The purchase price is also subject to potential adjustments for indemnification obligations of Labtronics’ shareholders. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.
Acquisition of Geospiza, Inc. In May 2011, we acquired all of the outstanding stock of Geospiza, Inc. (“Geospiza”). Geospiza is a developer of software systems for the management of genetic analysis and laboratory workflows. Geospiza primarily services biotechnology and pharmaceutical companies, universities, researchers, contract core and diagnostic laboratories involved in genetic testing and manufacturing bio-therapeutics by meeting their combined laboratory, data management and analytical needs. We expect this acquisition to enhance our software offerings, which will enable researchers to explore the genomic origins of disease effectively, and help address customers’ growing needs to manage knowledge and improve scientific productivity. We paid the shareholders of Geospiza $13.3 million in cash for the stock of Geospiza. The purchase price is also subject to potential adjustments for indemnification obligations of Geospiza’s shareholders. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.
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
Acquisition of ID Biological Systems, Inc. In March 2011, we acquired specified assets and assumed specified liabilities of ID Biological Systems, Inc. (“IDB”). IDB is a manufacturer of filter paper-based sample collection devices for neonatal screening and prenatal diagnostics. We expect this acquisition to enhance our market position in the prenatal and neonatal markets. We paid $7.7 million in cash at the closing for this transaction. We may pay additional contingent consideration of up to $3.3 million, with an estimated fair value of $0.3 million as of the closing date. The purchase price is also subject to potential adjustments for indemnification obligations of IDB’s shareholders. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.
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

Consolidated Results of Continuing Operations
Sales
Sales for the three months ended October 2, 2011 were $453.7 million, as compared to $419.1 million for the three months ended October 3, 2010, an increase of $34.6 million, or 8%, which includes an approximate 3% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 2% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for the three months ended October 2, 2011 as compared to the three months ended October 3, 2010 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects an increase of $12.9 million, or 7%, in our Human Health segment sales due to an increase in diagnostics market sales of $12.2 million, and an increase in research market sales of $0.7 million. Our Environmental Health segment sales increased $21.7 million, or 10%, due to increases in environmental and safety and industrial markets sales of $17.4 million, and an increase in laboratory services market sales of $4.3 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $9.9 million of revenue primarily related to our informatics business in our Environmental Health segment for the three months ended October 2, 2011 and $0.2 million for the three months ended October 3, 2010 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Sales for the nine months ended October 2, 2011 were $1,381.1 million, as compared to $1,234.4 million for the nine months ended October 3, 2010, an increase of $146.7 million, or 12%, which includes an approximate 4% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 2% increase from acquisitions. The analysis in the remainder of this paragraph compares segment sales for the nine months ended October 2, 2011 as compared to the nine months ended October 3, 2010 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in sales reflects an increase of $48.1 million, or 8%, in our Human Health segment sales due to an increase in diagnostics market sales of $34.3 million, and an increase in research market sales of $13.8 million. Our Environmental Health segment sales increased $98.6 million, or 15%, due to increases in environmental and safety and industrial markets sales of $68.6 million, and an increase in laboratory services market sales of $30.0 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $16.3 million of revenue primarily related to our informatics business in our Environmental Health segment for the nine months ended October 2, 2011 and $0.5 million for the nine months ended October 3, 2010 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

Cost of Sales
Cost of sales for the three months ended October 2, 2011 was $254.2 million, as compared to $233.4 million for the three months ended October 3, 2010, an increase of $20.8 million, or 9%. As a percentage of sales, cost of sales increased to 56.0% for the three months ended October 2, 2011, from 55.7% for the three months ended October 3, 2010, resulting in a decrease in gross margin of 35 basis points to 44.0% for the three months ended October 2, 2011, from 44.3% for the three months ended October 3, 2010. Amortization of intangible assets increased and was $13.9 million for the three months ended October 2, 2011, as compared to $11.1 million for the three months ended October 3, 2010. Stock-based compensation expense decreased and was $0.2 million for the three months ended October 2, 2011, as compared to $0.3 million for the three months ended October 3, 2010. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2011 was $0.1 million for the three months ended October 2, 2011. The decrease in gross margin was primarily the result of changes in product mix with growth in sales of lower gross margin product offerings and increased freight costs, partially offset by increased sales volume and productivity improvements.
Cost of sales for the nine months ended October 2, 2011 was $772.3 million, as compared to $684.1 million for the nine months ended October 3, 2010, an increase of $88.2 million, or 13%. As a percentage of sales, cost of sales increased to 55.9% for the nine months ended October 2, 2011, from 55.4% for the nine months ended October 3, 2010, resulting in a decrease in gross margin of 50 basis points to 44.1% for the nine months ended October 2, 2011, from 44.6% for the nine months ended October 3, 2010. Amortization of intangible assets increased and was $38.8 million for the nine months ended October 2, 2011, as compared to $31.3 million for the nine months ended October 3, 2010. Stock-based compensation expense was $0.8 million for each of the nine months ended October 2, 2011 and October 3, 2010. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2011 was $0.4 million for the nine months ended October 2, 2011. The decrease in gross margin was primarily the result of changes in product mix with growth in sales of lower gross margin product offerings and increased freight costs, partially offset by increased sales volume, productivity improvements and cost containment initiatives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended October 2, 2011 were $135.1 million, as compared to $120.6 million for the three months ended October 3, 2010, an increase of $14.6 million, or 12%. As a percentage of sales, selling, general and administrative expenses increased and were 29.8% for the three months ended October 2, 2011, as compared to 28.8% for the three months ended October 3, 2010. Amortization of intangible assets increased and was $6.3 million for the three months ended October 2, 2011, as compared to $4.2 million for the three months ended October 3, 2010. Stock-based compensation expense decreased and was $1.1 million for the three months ended October 2, 2011, as compared to $3.4 million for the three months ended October 3, 2010. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions added expense of $1.2 million for the three months ended October 2, 2011 and $0.2 million for the three months ended October 3, 2010. The increase in selling, general and administrative expenses was primarily the result of costs related to acquisitions and increased sales and marketing expenses, particularly in emerging territories, partially offset by cost containment and productivity initiatives.
Selling, general and administrative expenses for the nine months ended October 2, 2011 were $409.7 million, as compared to $365.4 million for the nine months ended October 3, 2010, an increase of $44.3 million, or 12%. As a percentage of sales, selling, general and administrative expenses increased and were 29.7% for the nine months ended October 2, 2011, as compared to 29.6% for the nine months ended October 3, 2010. Amortization of intangible assets increased and was $16.6 million for the nine months ended October 2, 2011, as compared to $12.4 million for the nine months ended October 3, 2010. Stock-based compensation expense decreased and was $8.2 million for the nine months ended October 2, 2011, as compared to $9.9 million for the nine months ended October 3, 2010. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions added an expense of $6.1 million for the nine months ended October 2, 2011 and $2.1 million for the nine months ended October 3, 2010. In addition, $3.4 million from the gain on the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005 partially offset selling, general and administrative expense in the nine months ended October 3, 2010. The increase in selling, general and administrative expenses was primarily the result of costs related to acquisitions and increased sales and marketing expenses, particularly in emerging territories, partially offset by cost containment and productivity initiatives.

Research and Development Expenses
Research and development expenses for the three months ended October 2, 2011 were $30.2 million, as compared to $23.8 million for the three months ended October 3, 2010, an increase of $6.4 million, or 27%. As a percentage of sales, research and development expenses increased and were 6.7% for the three months ended October 2, 2011, as compared to 5.7% for the three months ended October 3, 2010. Amortization of intangible assets decreased and was $0.1 million for the three months ended October 2, 2011, as compared to $0.4 million for the three months ended October 3, 2010. Stock-based compensation expense was $0.1 million for each of the three months ended October 2, 2011 and October 3, 2010.
Research and development expenses for the nine months ended October 2, 2011 were $84.7 million, as compared to $69.8 million for the nine months ended October 3, 2010, an increase of $14.9 million, or 21%. As a percentage of sales, research and development expenses increased and were 6.1% for the nine months ended October 2, 2011, as compared to 5.7% for the nine months ended October 3, 2010. Amortization of intangible assets decreased and was $0.6 million for the nine months ended October 2, 2011, as compared to $1.2 million for the nine months ended October 3, 2010. Stock-based compensation expense increased and was $0.4 million for the nine months ended October 2, 2011, as compared to $0.3 million for the nine months ended October 3, 2010.
Restructuring and Lease Charges, Net
We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with our growth strategy and the integration of our business units.
A description of the restructuring plans and the activity recorded for the nine months ended October 2, 2011 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 4 to the audited consolidated financial statements in the 2010 Form 10-K.
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
The following table summarizes the Q2 2011 Plan activity for the nine months ended October 2, 2011:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$4,927	$659	$5,586
Amounts paid and foreign currency translation	(2,354)	(659)	(3,013)
Balance at October 2, 2011	$2,573	$—	$2,573
All employees have been notified of termination and we anticipate that the remaining severance payments of $2.6 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012.

Q4 2010 Restructuring Plan
During the fourth quarter of fiscal year 2010, our management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2010 Plan”). As a result of the Q4 2010 Plan, we recognized a $5.6 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. We also recognized a $7.6 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space were offset by the recognition of a $2.8 million gain that had been deferred from a previous sale-leaseback transaction on this facility. During the second quarter of fiscal year 2011, we recorded an additional pre-tax restructuring accrual of $0.2 million relating to the Q4 2010 Plan due to a reduction in the estimated sublease rental payments reasonably expected to be obtained for our excess facility space in the Environmental Health segment. As part of the Q4 2010 Plan, we reduced headcount by 113 employees. All employee notifications and actions related to the closure of excess facility space for the Q4 2010 Plan were completed by January 2, 2011.
The following table summarizes the Q4 2010 Plan activity for the nine months ended October 2, 2011:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 2, 2011	$7,852	$4,070	$11,922
Change in estimates	—	168	168
Amounts paid and foreign currency translation	(7,099)	(374)	(7,473)
Balance at October 2, 2011	$753	$3,864	$4,617
All employees have been notified of termination and we anticipate that the remaining severance payments of $0.8 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012. We also anticipate that the remaining payments of $3.9 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.
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
The following table summarizes the Q2 2010 Plan activity for the nine months ended October 2, 2011:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 2, 2011	$2,193	$2,059	$4,252
Change in estimates	(746)	—	(746)
Amounts paid and foreign currency translation	(1,300)	(326)	(1,626)
Balance at October 2, 2011	$147	$1,733	$1,880

All employees have been notified of termination and we anticipate that the remaining severance payments of $0.1 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2012. We also anticipate that the remaining payments of $1.7 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.
Previous Restructuring and Integration Plans
The principal actions of the restructuring and integration plans from fiscal years 2001 through 2009 were workforce reductions related to the integration of our businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During the nine months ended October 2, 2011, we paid $0.7 million related to these plans and recorded a reversal of $1.7 million related to lower than expected costs associated with the workforce reductions in Europe within both the Human Health and Environmental Health segments. As of October 2, 2011, we had $4.0 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. We expect to make payments for these leases, the terms of which vary in length, through fiscal year 2022.
Interest and Other Expense (Income), Net
Interest and other expense (income), net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Interest income	$(549)	$(192)	$(1,354)	$(542)
Interest expense	4,449	4,185	12,578	11,937
Gain on step acquisition	—	—	—	(25,586)
Other expense, net	16	2,687	2,719	2,340
Total interest and other expense (income), net	$3,916	$6,680	$13,943	$(11,851)
Interest and other expense (income), net, for the three months ended October 2, 2011 was an expense of $3.9 million, as compared to an expense of $6.7 million for the three months ended October 3, 2010, a decrease of $2.8 million. The decrease in interest and other expense (income), net, for the three months ended October 2, 2011 as compared to the three months ended October 3, 2010 was primarily due to the decrease in other expense, net, of $2.7 million, which consisted primarily of expenses related to foreign currency transactions and foreign currency translation. Interest expense increased by $0.3 million, and interest income increased by $0.4 million for the three months ended October 2, 2011, as compared to the three months ended October 3, 2010, primarily due to higher revolving debt balances and higher cash balances, respectively. Acquisition related financing costs related to certain acquisitions added expense of $0.2 million for the three months ended October 2, 2011. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”
Interest and other expense (income), net, for the nine months ended October 2, 2011 was an expense of $13.9 million, as compared to income of $11.9 million for the nine months ended October 3, 2010, a decrease of $25.8 million. The decrease in interest and other expense (income), net, for the nine months ended October 2, 2011 as compared to the nine months ended October 3, 2010 was primarily due to the pre-tax gain of $25.6 million recognized during the nine months ended October 3, 2010 related to the required re-measurement to fair value of our previously held equity interest in a joint venture with the company previously known as MDS, Inc. for the development and manufacturing of our inductively coupled plasma mass spectrometry product line and other related tangible assets. Interest expense increased by $0.6 million and interest income increased by $0.8 million for the nine months ended October 2, 2011, as compared to the nine months ended October 3, 2010, primarily due to higher revolving debt balances and higher cash balances, respectively. Acquisition related financing costs related to certain acquisitions added expense of $0.2 million for the nine months ended October 2, 2011. Other expense, net, for the nine months ended October 2, 2011 as compared to the nine months ended October 3, 2010 increased by $0.4 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation.

Provision for Income Taxes
For the three months ended October 2, 2011, the provision for income taxes from continuing operations was $3.6 million, as compared to $8.2 million for the three months ended October 3, 2010.
For the nine months ended October 2, 2011, the provision for income taxes from continuing operations was $16.6 million, as compared to $23.8 million for the nine months ended October 3, 2010.
The effective tax rate from continuing operations was 11.9% and 17.1% for the three and nine months ended October 2, 2011, respectively, as compared to 23.6% and 20.3% for the three and nine months ended October 3, 2010, respectively. The lower effective tax rates in fiscal year 2011 as compared to fiscal year 2010 were primarily due to favorable permanent tax differences and an increase in the expected mix of profits from lower tax rate jurisdictions.
Discontinued Operations
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of October 2, 2011 and January 2, 2011.
We recorded the following gains and losses, which have been reported as net gain (loss) on disposition of discontinued operations:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Loss on disposition of Illumination and Detection Solutions business	$(125)	$—	$(1,784)	$—
(Loss) gain on disposition of Photoflash business	(55)	(199)	(64)	4,418
Net gain (loss) on disposition of other discontinued operations	3,993	(296)	3,920	(1,845)
Net gain (loss) on disposition of discontinued operations before income taxes	$3,813	$(495)	$2,072	$2,573
In November 2010, we sold our Illumination and Detection Solutions (“IDS”) business, which was included in our Environmental Health segment, for $510.3 million, including an adjustment for net working capital. We expect the divestiture of our IDS business to reduce the complexity of our product offerings and organizational structure, and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer acquired our IDS business through the purchase of all outstanding stock of certain of our subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of related assets and the assumption of liabilities held by us and certain of our subsidiaries located in Singapore and Germany. We recognized a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, in the fourth quarter of fiscal year 2010 as a result of the sale of our IDS business. During the first nine months of fiscal year 2011, we updated the net working capital adjustment associated with the sale of this business and other potential contingencies, which resulted in the recognition of a pre-tax loss of $1.8 million. These gains and losses were recognized as gain (loss) on the disposition of discontinued operations.
As part of our strategic business alignment into the Human Health and Environmental Health segments, completed at the beginning of fiscal year 2009, and our continuing efforts to focus on higher growth opportunities, in December 2008, our management approved a plan to divest our Photoflash business within the Environmental Health segment. In June 2010, we sold the Photoflash business for $13.5 million, including an adjustment for net working capital, plus potential additional contingent consideration. We recognized a pre-tax gain of $4.6 million, inclusive of the net working capital adjustment, in the second quarter of fiscal year 2010 as a result of the sale. This gain was recognized as a gain on the disposition of discontinued operations.

During the first nine months of both fiscal years 2011 and 2010, we settled various commitments related to the divestiture of other discontinued operations. We recognized a pre-tax gain of $3.9 million in the first nine months of fiscal year 2011, which included a pre-tax gain of $4.0 million for contingent consideration related to the sale of our semiconductor business in fiscal year 2006. We recognized a pre-tax loss of $1.8 million in the first nine months of fiscal year 2010 in connection with the settlement of various commitments.
Summary operating results of the discontinued operations for the periods prior to disposition were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Sales	$—	$78,047	$—	$243,114
Costs and expenses	—	73,663	—	220,722
Operating income from discontinued operations	—	4,384	—	22,392
Other expense, net	—	167	—	716
Income from discontinued operations before income taxes	$—	$4,217	$—	$21,676
We recognized a tax benefit of $4.8 million on discontinued operations for both the three and nine months ended October 2, 2011, respectively. This tax benefit is primarily the net result of a change in estimate related to the federal income tax liability associated with the repatriation of the unremitted earnings of the IDS and Photoflash businesses, as further described in Note 7 to our condensed consolidated financial statements in this quarterly report on Form 10-Q, offset by a tax provision on the contingent consideration received in the three months ended October 2, 2011 related to the sale of our semiconductor business in fiscal year 2006. We recorded a tax provision of $16.9 million and $22.2 million on discontinued operations for the three and nine months ended October 3, 2010, respectively. The tax provision in fiscal year 2010 is associated with unremitted earnings of directly-owned foreign subsidiaries that no longer qualified as permanently reinvested once the subsidiary is held for sale.
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $6.5 million as of October 2, 2011, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. (the “New York Case”). The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. In January 2009, the case was assigned to a new district court judge and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involves a number of the same patents and which could materially affect the scope of Enzo’s case against us. On March 26, 2010, the United States Court of Appeals for the Federal Circuit affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. The New York Case against us and other defendants remains stayed except that the district court has permitted us and the other defendants to jointly file a motion for summary judgment on certain patent and other issues common to all of the defendants.
We believe we have meritorious defenses to the matter described above, and we are contesting the action vigorously. While this matter is subject to uncertainty, in the opinion of our management, based on its review of the information available at this time, the resolution of this matter will not have a material adverse effect on our condensed consolidated financial statements.
Tax years ranging from 2001 through 2010 remain open to examination by various tax jurisdictions in which we have significant business operations, such as Singapore, Canada, Finland, Germany, the United Kingdom and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.
We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at October 2, 2011 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Human Health
Sales for the three months ended October 2, 2011 were $207.4 million, as compared to $194.5 million for the three months ended October 3, 2010, an increase of $12.9 million, or 7%, which includes an approximate 3% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 2% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by product type for the three months ended October 2, 2011, as compared to the three months ended October 3, 2010, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Human Health segment reflects an increase in diagnostics market sales of $12.2 million, and an increase in research market sales of $0.7 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.3 million of revenue in our Human Health segment for the three months ended October 2, 2011 and $0.2 million for the three months ended October 3, 2010 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Human Health segment sales during the three months ended October 2, 2011 was due primarily to growth in the diagnostics market from increased demand for our neonatal and infectious disease screening offerings, particularly in the emerging markets such as China and Brazil. In our medical imaging business, we had continued growth from industrial and veterinary applications, as well as increased demand for our CMOS imaging technology for orthopedic surgical and industrial applications. These increases were partially offset by tight inventory management in state and national labs for neonatal screening in the diagnostics market, as well as reduced sales to pharmaceutical companies resulting from continued customer consolidations in the pharmaceutical market.

Sales for the nine months ended October 2, 2011 were $628.7 million, as compared to $580.6 million for the nine months ended October 3, 2010, an increase of $48.1 million, or 8%, which includes an approximate 3% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 3% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by product type for the nine months ended October 2, 2011, as compared to the nine months ended October 3, 2010, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Human Health segment reflects an increase in diagnostics market sales of $34.3 million, and an increase in research market sales of $13.8 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.9 million of revenue in our Human Health segment for the nine months ended October 2, 2011 and $0.5 million for the nine months ended October 3, 2010 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Human Health segment sales during the nine months ended October 2, 2011 was due primarily to increased demand from the adoption of our neonatal and infectious disease screening offerings in the diagnostics market, increased growth for pre-clinical instruments and reagents in the research market, and continued growth from non-medical applications of our imaging technology in our medical imaging business. These increases were partially offset by the impact of lower birth rates in the United States and tight inventory management in state and national labs for neonatal screening in the diagnostics market, as well as reduced sales to pharmaceutical companies resulting from continued customer consolidations in the pharmaceutical market and reduced demand for our legacy radioisotope portfolio in the research market.
Operating income from continuing operations for the three months ended October 2, 2011 was $26.7 million, as compared to $25.0 million for the three months ended October 3, 2010, an increase of $1.7 million, or 7%. Amortization of intangible assets increased and was $12.3 million for the three months ended October 2, 2011, as compared to $12.1 million for the three months ended October 3, 2010. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions added an expense of $1.2 million for the three months ended October 2, 2011, as compared to an expense of $0.3 million for the three months ended October 3, 2010. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2011 was $0.1 million for the three months ended October 2, 2011. Increased sales volume, favorable changes in product mix and productivity initiatives increased operating income for the three months ended October 2, 2011, which was partially offset by costs related to acquisitions and growth investments in research and development.
Operating income from continuing operations for the nine months ended October 2, 2011 was $75.0 million, as compared to $72.6 million for the nine months ended October 3, 2010, an increase of $2.4 million, or 3%. Amortization of intangible assets increased and was $37.3 million for the nine months ended October 2, 2011, as compared to $34.5 million for the nine months ended October 3, 2010. Restructuring and lease charges, net, were $1.8 million for the nine months ended October 2, 2011 due primarily to the Q2 2011 Plan, as compared to $5.9 million for the nine months ended October 3, 2010 due primarily to the Q2 2010 Plan. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions added an expense of $4.9 million for the nine months ended October 2, 2011, as compared to an expense of $1.0 million for the nine months ended October 3, 2010. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2011 was $0.4 million for the nine months ended October 2, 2011. In addition, operating income from continuing operations for the nine months ended October 3, 2010 included $3.4 million from the gain on the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005. Increased sales volume and cost containment and productivity initiatives increased operating income for the nine months ended October 2, 2011, which was partially offset by changes in product mix with growth in sales of lower gross margin product offerings, increased sales and marketing expenses, particularly in emerging territories, and costs related to acquisitions and growth investments in research and development.

Environmental Health
Sales for the three months ended October 2, 2011 were $246.3 million, as compared to $224.6 million for the three months ended October 3, 2010, an increase of $21.7 million, or 10%, which includes an approximate 3% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by market and product type for the three months ended October 2, 2011, as compared to the three months ended October 3, 2010, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Environmental Health segment reflects increases in environmental and safety and industrial markets sales of $17.4 million, and an increase in laboratory services market sales of $4.3 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $9.6 million of revenue primarily related to our informatics business within our Environmental Health segment for the three months ended October 2, 2011 that otherwise would have been recorded by the acquired businesses during that period. The increase in our Environmental Health segment sales during the three months ended October 2, 2011 was due primarily to continued growth in our environmental, food and consumer safety and testing products, as well as, growth in industrial markets primarily related to materials analysis, chemical processing and semi-conductor applications supported by our molecular spectroscopy platform.
Sales for the nine months ended October 2, 2011 were $752.4 million, as compared to $653.8 million for the nine months ended October 3, 2010, an increase of $98.6 million, or 15%, which includes an approximate 4% increase in sales attributable to favorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares selected sales by market and product type for the nine months ended October 2, 2011, as compared to the nine months ended October 3, 2010, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in sales in our Environmental Health segment reflects increases in environmental and safety and industrial markets sales of $68.6 million, and an increase in laboratory services market sales of $30.0 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $15.4 million of revenue primarily related to our informatics business in our Environmental Health segment for the nine months ended October 2, 2011 that otherwise would have been recorded by the acquired businesses during that period. The increase in our Environmental Health segment sales during the nine months ended October 2, 2011 was due primarily to growth in our environmental, food and consumer safety and testing products, as well as growth in our OneSource® multivendor service offering as our comprehensive services continue to grow with our key customers. We also experienced continued growth in industrial markets with the reduction of constraints on capital purchases primarily related to materials analysis, chemical processing and semi-conductor applications supported by our molecular spectroscopy and chromatography platforms.
Operating income from continuing operations for the three months ended October 2, 2011 was $13.6 million, as compared to $26.1 million for the three months ended October 3, 2010, a decrease of $12.5 million, or 48%. Amortization of intangible assets increased and was $7.9 million for the three months ended October 2, 2011, as compared to $3.6 million for the three months ended October 3, 2010. Acquisition related costs for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $0.03 million for the three months ended October 2, 2011, as compared to income of $0.1 million for the three months ended October 3, 2010. Incremental costs primarily related to our informatics acquisitions, increased sales and marketing expenses, particularly in emerging territories, changes in product mix with growth in sales of lower gross margin product offerings, and increased freight costs decreased operating income for the three months ended October 2, 2011, which was partially offset by increased sales volume and productivity initiatives.
Operating income from continuing operations for the nine months ended October 2, 2011 was $63.5 million, as compared to $61.8 million for the nine months ended October 3, 2010, an increase of $1.6 million, or 3%. Amortization of intangible assets increased and was $18.7 million for the nine months ended October 2, 2011, as compared to $10.4 million for the nine months ended October 3, 2010. Restructuring and lease charges, net, were $1.5 million for the nine months ended October 2, 2011 as a result of the Q2 2011 Plan, as compared to $4.0 million for the nine months ended October 3, 2010 as a result of the Q2 2010 Plan. Acquisition related costs for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $1.2 million for the nine months ended October 2, 2011, as compared to an expense of $1.0 million for the nine months ended October 3, 2010. Increased sales volume and cost containment and productivity initiatives increased operating income for the nine months ended October 2, 2011, which was partially offset by incremental costs primarily related to our informatics acquisitions, increased sales and marketing expenses, particularly in emerging territories, and increased freight costs.

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
Principal factors that could affect the availability of our internally generated funds include:

•	changes in sales due to weakness in markets in which we sell our products and services, and

•	changes in our working capital requirements.
Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in the financial instruments controlling our borrowings that limit our total borrowing capacity,

•	increases in interest rates applicable to our outstanding variable rate debt,

•	a ratings downgrade that would limit our ability to borrow under our senior unsecured revolving credit facility and our overall access to the corporate debt market,

•
increases in interest rates or credit spreads, as well as limitations on the availability of credit, that affect our ability to borrow under future potential facilities on a secured or unsecured basis,

•	a decrease in the market price for our common stock, and

•	volatility in the public debt and equity markets.
At October 2, 2011, we had cash and cash equivalents of $248.1 million and a senior unsecured revolving credit facility with $279.0 million available for additional borrowing under the facility.
On October 23, 2008, we announced that our Board of Directors (our “Board”) authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first nine months of fiscal year 2011, we repurchased 4.0 million shares of common stock in the open market at an aggregate cost of $107.8 million, including commissions, under the Repurchase Program. As of October 2, 2011, 6.0 million shares of our common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program.
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first nine months of fiscal year 2011, we repurchased 84,166 shares of common stock for this purpose at an aggregate cost of $2.2 million.
The repurchased shares have been reflected as a reduction in shares outstanding, but remain available to be reissued with the payments reflected in common stock and capital in excess of par value. Any repurchased shares will be available for use in connection with corporate programs. If we continue to repurchase shares, the repurchase program will be funded using our existing financial resources, including cash and cash equivalents, and our existing senior unsecured revolving credit facility.
As a result of the sale of the IDS and Photoflash businesses, we concluded that the remaining operations within those foreign subsidiaries previously containing IDS and Photoflash operations did not require the same level of capital as previously required, and therefore we planned to repatriate approximately $250.0 million of previously unremitted earnings and had provided for the taxes on those earnings. Taxes have not been provided for unremitted earnings that we continue to consider permanently reinvested, the determination of which is based on our future operational and capital requirements. The impact of this tax provision in fiscal year 2010 was an increase to our tax provision of $65.8 million in discontinued operations. We expect to utilize existing tax attributes to repatriate these earnings and minimize the taxes paid on the repatriation. As of October 2, 2011, we had completed the repatriation of the previously unremitted earnings of the IDS and Photoflash businesses.

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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility in the credit markets. We may be required to fund our international pension plans with contributions of up to $11.0 million by the end of fiscal year 2011, and we could potentially have to make additional funding payments in future periods for all of our pension plans.
Cash Flows
Operating Activities. Net cash provided by continuing operations was $151.5 million for the nine months ended October 2, 2011, as compared to net cash provided by continuing operations of $120.9 million for the nine months ended October 3, 2010, an increase of $30.5 million. The cash provided by operating activities for the nine months ended October 2, 2011 was principally a result of income from continuing operations of $80.5 million, depreciation and amortization of $78.7 million, stock based compensation expense of $9.4 million and restructuring and lease charges, net, of $3.3 million. These amounts were partially offset by a net decrease in working capital of $15.8 million. Contributing to the net decrease in working capital for the nine months ended October 2, 2011, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts payable of $15.5 million and an increase in inventory of $17.7 million, partially offset by a decrease in accounts receivable of $17.4 million. The decrease in accounts payable was primarily a result of the timing of disbursements during the first nine months of fiscal year 2011. The increase in inventory overall was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements and for the introduction of new products. The decrease in accounts receivable was a result of strong performance in accounts receivable collections during the first nine months of fiscal year 2011. Changes in accrued expenses, other assets and liabilities and other items, net, decreased cash provided by operating activities by $4.7 million for the nine months ended October 2, 2011, and primarily related to the timing of payments for tax, restructuring, and salary and benefits.
Investing Activities. Net cash used in the investing activities of our continuing operations was $334.7 million for the nine months ended October 2, 2011, as compared to net cash used in the investing activities of our continuing operations of $162.1 million for the nine months ended October 3, 2010, an increase of $172.6 million. For the nine months ended October 2, 2011, we used $311.3 million of net cash for acquisitions, core technology purchases, acquired licenses and other costs in connection with these and other transactions. Capital expenditures for the nine months ended October 2, 2011 were $25.0 million, primarily in the areas of tooling and other capital equipment purchases. These cash outflows were partially offset by $0.5 million received during the third quarter of fiscal year 2011 from the disposition of property, plant and equipment. Restricted cash balances decreased for the nine months ended October 2, 2011 by $1.1 million.
Financing Activities. Net cash used in the financing activities of our continuing operations was $20.4 million for the nine months ended October 2, 2011, as compared to net cash provided by the financing activities of our continuing operations of $92.4 million for the nine months ended October 3, 2010, an increase of $112.7 million. For the nine months ended October 2, 2011, we repurchased 4.0 million shares of our common stock, including 84,166 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $110.0 million, including commissions. This compares to repurchases of 46,572 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards for the nine months ended October 3, 2010, for a total cost of $1.0 million, including commissions. This use of cash was offset by proceeds from common stock option exercises of $33.0 million, including $9.3 million for the related excess tax benefit, for the nine months ended October 2, 2011. This compares to the proceeds from common stock option exercises of $15.3 million, including $0.1 million for the related excess tax benefit, for the nine months ended October 3, 2010. During the nine months ended October 2, 2011, debt borrowings from our senior unsecured revolving credit facility totaled $580.0 million, which was partially offset by debt reductions of $496.0 million. This compares to debt borrowings from our senior unsecured revolving credit facility of $261.0 million, which was offset by debt reductions of $157.8 million during the nine months ended October 3, 2010. We paid $23.9 million and $24.7 million in dividends during the nine months ended October 2, 2011 and October 3, 2010, respectively. In addition, we settled $0.1 million in contingent consideration recorded at the acquisition date fair value for acquisitions completed subsequent to fiscal year 2008 during both of the nine months ended October 2, 2011 and October 3, 2010.

Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. We have a senior unsecured revolving credit facility which provides $650.0 million of revolving loans and has an initial maturity of August 13, 2012. Since the facility expires within the next twelve months, outstanding borrowings under the facility have been classified as short-term debt in the consolidated balance sheet included in this quarterly report on Form 10-Q. As of October 2, 2011, undrawn letters of credit in the aggregate amount of $13.0 million are treated as issued and outstanding under the senior unsecured revolving credit facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the corporate base rate announced from time to time by Bank of America, N.A. or (ii) the Federal Funds rate plus 50 basis points. The Eurocurrency margin as of October 2, 2011 was 40 basis points. The weighted average Eurocurrency interest rate as of October 2, 2011 was 0.23%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 0.63%. We had $358.0 million of borrowings in U.S. Dollars outstanding under the senior unsecured revolving credit facility as of October 2, 2011, with interest based on the above described Eurocurrency rate. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type. We were in compliance with all applicable covenants as of October 2, 2011. We expect to refinance the senior unsecured revolving credit facility during the fourth quarter of 2011.
6% Senior Unsecured Notes due 2015. On May 30, 2008, we issued $150.0 million aggregate principal amount of unsecured senior notes due 2015 (the “2015 Notes”) in a private placement and received $150.0 million of gross proceeds from the issuance. The 2015 Notes mature in May 2015 and bear interest at an annual rate of 6%. Interest on the 2015 Notes is payable semi-annually on May 30th and November 30th each year. We may redeem some or all of the 2015 Notes at any time, at our option, at a make-whole redemption price plus accrued and unpaid interest. The indenture governing the 2015 Notes includes financial covenants similar to those in the senior unsecured revolving credit facility. We were in compliance with all applicable covenants as of October 2, 2011, and anticipate being in compliance for the duration of the term of the 2015 Notes.
5% Senior Unsecured Notes due 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of unsecured senior notes due 2021 (the “2021 Notes”) in a registered public offering and received approximately $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a make-whole redemption price, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share in each of the first three quarters of fiscal year 2011 and in each quarter of fiscal year 2010. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY) and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $131.8 million and $116.7 million as of October 2, 2011 and October 3, 2010, respectively. The fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days during both fiscal years 2011 and 2010.
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
In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. As of October 2, 2011, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $4.4 million, net of taxes of $2.9 million. We amortized into interest expense $1.5 million during the first nine months of fiscal year 2011 and $2.0 million during fiscal year 2010.
Interest Rate Risk—Sensitivity. Our 2010 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2010 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended October 2, 2011. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended October 2, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. (the “New York Case”). The complaint alleges that we have breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. Enzo seeks injunctive and monetary relief. In 2003, the court severed the lawsuit and ordered Enzo to serve individual complaints against the five defendants. We subsequently filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In July 2006, the court issued a decision regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excludes certain of our products from the coverage of Enzo’s patents. Summary judgment motions were filed by the defendants in January 2007, and a hearing with oral argument on those motions took place in July 2007. In January 2009, the case was assigned to a new district court judge and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decides Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involves a number of the same patents and which could materially affect the scope of Enzo’s case against us. On March 26, 2010, the United States Court of Appeals for the Federal Circuit affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. The New York Case against us and other defendants remains stayed except that the district court has permitted us and the other defendants to jointly file a motion for summary judgment on certain patent and other issues common to all of the defendants.
We believe we have meritorious defenses to the matter described above, and we are contesting the action vigorously. While this matter is subject to uncertainty, in the opinion of our management, based on its review of the information available at this time, the resolution of this matter will not have a material adverse effect on our condensed consolidated financial statements.
We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at October 2, 2011 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
We have operations in many parts of the world. The global economy has a significant impact on our business. The global economy experienced a significant downturn throughout 2008 and 2009. This downturn was caused in part by the effects of the credit market crisis and the resulting impact on the finance and banking industries, volatile currency exchange rates and energy costs, inflation concerns, decreased consumer confidence, reduced corporate profits and capital expenditures, and liquidity concerns. Although the global economy began showing signs of gradual improvement in 2010, debt and equity markets experienced renewed disruption beginning early in the third quarter of 2011, including the downgrading of government issued debt in the United States and other countries. The overall rate of global recovery experienced during the course of 2010 and 2011 remains uneven and recovery is still uncertain. There can be no assurance that any of the recent economic improvements will be sustainable, or that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Political changes, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location. In addition, our global facilities face risks that may relate to natural disasters, labor relations or regulatory compliance. While certain of these risks can be hedged in a limited way using financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful. In addition, our ability to engage in such mitigation has decreased or become even more costly as a result of recent market developments.
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
We may not complete the Caliper Acquisition within the time frame we anticipate, or at all; the acquired business may underperform relative to our expectations or cause our financial results to differ from our or the investment community’s expectations; and we may not be able to achieve anticipated cost savings or other synergies.
We expect the Caliper Acquisition to close during the fourth quarter of 2011. The Caliper Acquisition is subject to a number of closing conditions and the completion of the Caliper Acquisition is subject to a number of risks and uncertainties. The unpredictability of the business and regulatory conditions affecting the industries in which we and Caliper operate, the requirement that Caliper’s stockholders approve the Caliper Acquisition and other risks and uncertainties may adversely affect our ability to complete the Caliper Acquisition within the time frame we anticipate or at all.
In addition, if the Caliper Acquisition is consummated, we may face difficulties integrating the acquired business, the acquired business may underperform relative to our expectations, it may cause our financial results to differ from our own or the investment community’s expectations and we may not be able to achieve anticipated cost savings or other synergies.

We may not be able to successfully execute acquisitions or license technologies, integrate acquired businesses or licensed technologies into our existing businesses, make acquired businesses or licensed technologies profitable, or successfully divest businesses.
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisitions of Dexela, Labtronics, Geospiza and CambridgeSoft, each of which was acquired in the second quarter of fiscal year 2011, as well as our acquisitions of ArtusLabs, IDB and chemagen, each of which was acquired in the first quarter of fiscal year 2011. However, we may be unable to identify or complete promising acquisitions or license transactions, including the Caliper Acquisition, for many reasons, such as:

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
Given the nature of the markets in which we participate, we cannot reliably predict future sales and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. As a result, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	changes in the level of economic activity in regions in which we do business,

•	changes in general economic conditions or government funding,

•	settlements of income tax audits,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to taxation,

•	fluctuations in our effective tax rate,

•	changes in industries, such as pharmaceutical and biomedical,

•	changes in the portions of our sales represented by our various products and customers,

•	our ability to introduce new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	costs of raw materials, energy or supplies,

•	our ability to execute ongoing productivity initiatives,

•	changes in the volume or timing of product orders, and

•	changes in assumptions used to determine contingent consideration in acquisitions.
A significant disruption in third-party package delivery and import/export services, or significant increases in prices for those services, could interfere with our ability to ship products, increase our costs and lower our profitability.
We ship a significant portion of our products to our customers through independent package delivery and import/export companies, including UPS and Federal Express in the United States, TNT, UPS and DHL in Europe and UPS in Asia. We also ship our products through other carriers, including national trucking firms, overnight carrier services and the United States Postal Service. If one or more of the package delivery or import/export providers experiences a significant disruption in services or institutes a significant price increase, we may have to seek alternative providers and the delivery of our products could be prevented or delayed. Such events could cause us to incur increased shipping costs that could not be passed on to our customers, negatively impacting our profitability and our relationships with certain of our customers.

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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total sales in the fiscal quarter ended October 2, 2011. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
Our success depends to a significant extent upon the continued service of our executive officers and key management and technical personnel, particularly our experienced engineers and scientists, and on our ability to continue to attract, retain, and motivate qualified personnel. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results. In addition, there could be a material adverse effect on us should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract qualified personnel. We do not maintain any key person life insurance policies on any of our officers or employees.
Our success also depends on our ability to execute leadership succession plans. The inability to successfully transition key management roles could have a material adverse effect on our operating results.
If we experience a significant disruption in, or breach in security of, our information technology systems, or if we fail to implement new systems and software successfully, our business could be adversely affected.
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

We have a substantial amount of outstanding debt, which could impact our ability to obtain future financing and affect our business.
We have outstanding debt and other financial obligations. As of November 1, 2011, we have approximately $0.9 billion of debt on a consolidated basis.
Our debt level and related debt service obligations could have negative consequences, including:

•
requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes, such as acquisitions and stock repurchases;

•	reducing our flexibility in planning for or reacting to changes in our business and market conditions; and

•	exposing us to interest rate risk since a portion of our debt obligations are at variable rates.
In addition, we expect to have the ability to incur additional debt under our outstanding senior unsecured revolving credit facility. We may also obtain additional long-term debt to meet future financing needs including through the expected refinancing of our senior unsecured revolving credit facility. If we add new debt, the risks described above could increase.
Restrictions in our senior unsecured revolving credit facility and other debt instruments may limit our activities.
Our senior unsecured revolving credit facility, our 2015 Notes and our 2021 Notes contain restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These existing debt instruments include restrictions on our ability and the ability of our subsidiaries to:

•	pay dividends on, redeem or repurchase our capital stock,

•	sell assets,

•	incur obligations that restrict our subsidiaries’ ability to make dividend or other payments to us,

•	guarantee or secure indebtedness,

•	enter into transactions with affiliates, and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.
We are also required to meet specified financial ratios under the terms of certain of our existing debt instruments. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control, such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. If we are unable to maintain our investment grade credit rating, our borrowing costs could increase and we could be subject to different and potentially more restrictive financial covenants under some of our existing debt instruments.
Our future indebtedness may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, our 2015 Notes, our 2021 Notes or our future indebtedness may result in an event of default under these debt instruments, which could permit acceleration of the debt under these debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.
As of October 2, 2011, our total assets included $2.3 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment on an interim basis should events occur that call into question the value of the intangible assets.
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
On July 25, 2011, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2011 that will be payable in November 2011. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 4, 2011 – July 31, 2011	168	$26.21	—	5,999,167
August 1, 2011 – August 28, 2011	—	$—	—	5,999,167
August 29, 2011 – October 2, 2011	120	$21.10	—	5,999,167
Activity for quarter ended October 2, 2011	288	$24.08	—	5,999,167
 ____________________

(1)
On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the third quarter of fiscal year 2011, we did not repurchase any shares of common stock in the open market under the Repurchase Program. As of October 2, 2011, 6.0 million shares of our common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the third quarter of fiscal year 2011, we repurchased 288 shares of common stock for this purpose.The repurchased shares have been reflected as a reduction in shares outstanding, but remain available to be reissued with the payments reflected in common stock and capital in excess of par value.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

2.1
Agreement and Plan of Merger, dated September 7, 2011, by and among PerkinElmer, Inc., PerkinElmer Hopkinton Co. and Caliper Life Sciences, Inc., filed as Exhibit 2.1 to the registrant's current report on Form 8-K filed on September 13, 2011 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2011 and October 3, 2010, (ii) Condensed Consolidated Balance Sheet at October 2, 2011 and January 2, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended October 2, 2011 and October 3, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.
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

PERKINELMER, INC.

November 4, 2011	By:	/s/ FRANK A. WILSON
Frank A. Wilson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

November 4, 2011	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name
2.1
Agreement and Plan of Merger, dated September 7, 2011, by and among PerkinElmer, Inc., PerkinElmer Hopkinton Co. and Caliper Life Sciences, Inc., filed as Exhibit 2.1 to the registrant's current report on Form 8-K filed on September 13, 2011 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2011 and October 3, 2010, (ii) Condensed Consolidated Balance Sheet at October 2, 2011 and January 2, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended October 2, 2011 and October 3, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.
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